Form 10-K
period 1993-12-31
UNITED STATES CELLULAR CORP
filed 1994-03-29
CIK 821130

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-9712

- --------------------------------------------------------------------------------
                       UNITED STATES CELLULAR CORPORATION

             (Exact name of Registrant as specified in its charter)
- --------------------------------------------------------------------------------

           DELAWARE                       62-1147325
- ------------------------------  ------------------------------
 (State or other jurisdiction    (IRS Employer Identification
     of incorporation or                     No.)
        organization)

            8410 WEST BRYN MAWR, SUITE 700, CHICAGO, ILLINOIS 60631
              (Address of principal executive offices) (Zip code)

                 REGISTRANT'S TELEPHONE NUMBER: (312) 399-8900

          Securities registered pursuant to Section 12(b) of the Act:

                                Name of each exchange
    Title of each class          on which registered
- ----------------------------  --------------------------
Common Shares, $1 par value    American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    As of March 7, 1994, the aggregate market value of registrant's Common Shares held by nonaffiliates was approximately $396.6 million (based upon the closing price of the Common Shares on March 7, 1994, of $27.625, as reported by the American Stock Exchange).

    The number of shares outstanding of each of the registrant's classes of common stock, as of March 7, 1994, is 43,739,215 Common Shares, $1 par value, and 33,005,877 Series A Common Shares, $1 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Those sections or portions of the registrant's 1993 Annual Report to Shareholders and of the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held May 5, 1994, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Parts II and III of this report.

- --------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS
- ----------------------------------------------------------------------------

                                                                      PAGE NUMBER
                                                                   OR REFERENCE (1)
                                                                     ------------
Item  1.   Business............................................               3
Item  2.   Properties..........................................              21
Item  3.   Legal Proceedings...................................              21
Item  4.   Submission of Matters to a Vote of Security
             Holders...........................................              22
Item  5.   Market for Registrant's Common Equity and Related
             Stockholder Matters...............................              23(2)
Item  6.   Selected Financial Data.............................              23(3)
Item  7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............              23(4)
Item  8.   Financial Statements and Supplementary Data.........              23(5)
Item  9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure...............              23
Item 10.   Directors and Executive Officers of the
             Registrant........................................              24(6)
Item 11.   Executive Compensation..............................              24(7)
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management........................................              24(8)
Item 13.   Certain Relationships and Related Transactions......              24(9)
Item 14.   Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K.......................................              25

- ----------------------------------------------------------------------------
(1)  Parenthetical  references are to information incorporated by reference from
     Exhibit 13, which includes portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1993 ("Annual Report") and from the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held on May 5, 1994 (the "Proxy Statement").
(2) Annual Report section entitled "United States Cellular Stock and Dividend Information."
(3)  Annual Report section entitled "Selected Consolidated Financial Data."
(4) Annual Report section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition."
(5) Annual Report sections entitled "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Changes in Common Shareholders' Equity," "Notes to Consolidated Financial Statements," "Report of Independent Public Accountants" and "Consolidated Quarterly Income Information (Unaudited)."
(6) Proxy Statement sections entitled "Election of Directors" and "Executive Officers."
(7) Proxy Statement section entitled "Executive Compensation," except for the information specified in Item 402(a)(8) of Regulation S-K under the Securities Exchange Act of 1934, as amended.
(8) Proxy Statement section entitled "Security Ownership of Certain Beneficial Owners and Management."
(9) Proxy Statement section entitled "Certain Relationships and Related Transactions."

- --------------------------------------------------------------------------------

                                                                          [LOGO]

UNITED STATES CELLULAR CORPORATION
8410 WEST BRYN MAWR  -  CHICAGO, ILLINOIS 60631
TELEPHONE (312) 399-8900

- --------------------------------------------------------------------------------

                                     PART I

- --------------------------------------------------------------------------------

ITEM 1. BUSINESS

THE COMPANY

    United States Cellular Corporation (the "Company") is engaged through subsidiaries and joint ventures primarily in the development and operation of and in the acquisition of interests in cellular telephone markets ("cellular markets"). The Company is a majority-owned subsidiary of Telephone and Data Systems, Inc. ("TDS"), an Iowa corporation.

    The Company acquires, manages, owns, operates and invests in cellular systems throughout the United States. As of December 31, 1993, the Company owned or had the right to acquire interests in Metropolitan Statistical Areas ("MSAs") and Rural Service Areas ("RSAs") representing approximately 23.7 million population equivalents in a total of 205 markets. The Company is the seventh largest cellular telephone company in the United States, based on the aggregate number of population equivalents it owns or has the right to acquire. The Company's corporate development strategy is to acquire controlling interests in MSA and RSA licensees in areas adjacent to or in proximity to its other markets in order to build clusters. The Company anticipates that clustering markets will expand its cellular service areas while enabling it to achieve marketing and advertising benefits and to achieve economies in certain capital and operating costs.

    The following table summarizes the status of the Company's interests in cellular markets at December 31, 1993.

                                MSA  RSA  TOTAL
                                ---  ---  -----
Owns Majority Interest and
 Manages (all operational)....  31    85    116
                                ---  ---  -----
Right to Acquire Majority
 Interest and Manage
  Operational (1).............   4    10     14
  Not operational.............  --     2      2
                                ---  ---  -----
                                 4    12     16
                                ---  ---  -----
Owns Minority Interest and
 Manages (all operational)
 (2)..........................   1    11     12
                                ---  ---  -----
Total Markets Managed or to be
 Managed by the Company.......  36   108    144
                                ---  ---  -----
Markets Managed by Others (all
 operational) (3).............  39    22     61
                                ---  ---  -----
Total Markets.................  75   130    205
                                ---  ---  -----
                                ---  ---  -----

- ----------
(1) Five markets are being operated by third parties until the Company acquires a controlling interest in those markets.
(2) One market is being operated by a third party until the Company acquires an interest in the market.
(3) Represents markets in which the Company owns or has the right to acquire a minority or other noncontrolling interest and which are managed by third parties.

    The Company served 293,000 customers at December 31, 1993, through 614 cells in 136 managed markets. The average penetration rate (i.e., the percentage of total population of a market represented by customers) in the Company-managed markets was 1.33% at December 31, 1993. The churn rate, or the portion of the Company's customers discontinuing service each month, averaged 2.3% per month during the twelve months ended December 31, 1993. The Company's 116 majority-owned and managed ("consolidated") markets served 261,000 customers at December 31, 1993, through 522 cells. The average penetration rate in the consolidated markets was 1.35% at December 31, 1993, and the churn rate in all consolidated markets averaged 2.3% per month for the twelve months ended December 31, 1993.

    The Company, or TDS for the benefit of the Company, has entered into agreements with third parties to acquire cellular interests which generally require the issuance of securities of the Company or TDS securities. In connection with agreements that require the delivery of TDS securities, the Company reimburses TDS for TDS securities issued to third parties as consideration for the acquisitions.

    If all acquisitions pending at December 31, 1993, are completed as planned, the Company will issue approximately 3.7 million Common Shares to TDS at or near the respective closing dates of each of these acquisitions and approximately 49,000 Common Shares to third parties. In addition, approximately 5.0 million Common Shares are issuable to third parties at December 31, 1993, in connection with completed acquisitions. At December 31, 1993, the Company also had 197,000 outstanding shares of Preferred Stock, all held by TDS, which are redeemable by the delivery of 1.2 million Common Shares between 1994 and 1996. Certain TDS Preferred Shares delivered in connection with the Company's acquisitions are also redeemable by the delivery of an additional 1.1 million USM Common Shares between 1994 and 1996. The aggregate of 11.0 million Common Shares committed for issuance in future years are scheduled to be issued as follows: approximately
6.8 million shares by March 21, 1994, 1.2 million shares in the remainder of 1994, 1.6 million shares in 1995 and 1.4 million shares in 1996.

    TDS owned an aggregate of 59,548,450 shares of common stock of the Company at December 31, 1993, representing over 85% of the combined total of the Company's outstanding Common and Series A Common Shares and over 97% of their combined voting power. Assuming the Company's Common Shares are issued in all instances in which the Company has the choice to issue its Common Shares or other consideration and assuming all other issuances of the Company's common stock to TDS and third parties for completed and pending acquisitions and redemptions of the Company's Preferred Stock and TDS's Preferred Shares had been completed at December 31, 1993, TDS would have owned approximately 79.5% of the total outstanding common stock of the Company and controlled over 95% of the combined voting power of both classes of its common stock. In the event TDS's ownership of the Company falls below 80% of the total value of all of the outstanding shares of the Company's stock, TDS and the Company would be deconsolidated for federal income tax purposes. TDS and the Company have the ability to defer or prevent deconsolidation, if deferring or preventing deconsolidation would be advantageous, by delivering TDS Common Shares and/or cash, in lieu of the Company's Common Shares in connection with certain acquisitions.

    The Company was incorporated in Delaware in 1983. The Company's executive offices are located at 8410 West Bryn Mawr, Chicago, Illinois 60631. Its telephone number is 312-399-8900. The Common Shares of the Company are listed on the American Stock Exchange under the symbol "USM."

    Unless the context indicates otherwise: (i) references to the "Company" refer to United States Cellular Corporation and its subsidiaries; (ii) references to "MSA" or to a particular city refer to the Metropolitan Statistical Area, as designated by the U.S. Office of Management and Budget and used by the Federal Communications Commission ("FCC") in designating metropolitan cellular market areas; (iii) references to "RSA" refer to the Rural Service Area, as used by the FCC in designating non-MSA cellular market areas;
(iv) references to cellular "markets" or "systems" refer to MSAs, RSAs or  both;
(v) references to "population equivalents" mean the population of a market, based on 1993 Donnelley Marketing Service Estimates, multiplied by the percentage interests that the Company owns or has the right to acquire in an entity licensed, designated to receive a license or expected to receive a construction permit ("licensee") by the FCC to construct or operate a cellular system in such market.

REGULATORY DEVELOPMENTS

    The operations of the Company are subject to FCC and state regulation. The licenses held by the Company which are granted by the FCC for the use of radio frequencies are an important component of the overall value of the assets of the Company. As discussed here, recent Congressional legislation and related FCC regulatory proceedings may have significant impact on some or all of its operations by altering FCC and state regulatory responsibilities for mobile service, the procedures for the award by the FCC of licenses to conduct existing and new mobile services, the terms and conditions of business relationships between mobile service providers and Local Exchange Carriers ("LECs") and the scope of the competitive opportunities available to mobile service providers.

    The Omnibus Reconciliation Act of 1993 (the "Budget Act"), which became effective in August 1993, amended the Communications Act of 1934 (the "Communications Act") by eliminating legislatively enacted distinctions affecting FCC and state regulation of common carrier and private carrier mobile operations and directed the FCC to classify all mobile services, including cellular, paging, Specialized Mobile Radio ("SMR") and other services under two categories: Commercial Mobile Radio Services ("CMRS"), subject to common carrier regulation; or Private Mobile Radio Services ("PMRS"), not subject to common carrier regulation. At its February 3, 1994 public meeting, the FCC adopted a decision classifying mobile service offerings as CMRS operations if they include a service offering to the public, for a fee, which is interconnected to the public switched network. Cellular, SMR and paging, among other services, will be classified as CMRS if they fit this definition. In addition, the FCC decision establishes a regulatory precedent for hybrid CMRS/PMRS regulation of mobile operations which offer both CMRS service and PMRS service. The Company anticipates that its service offerings will be classified as CMRS. The FCC decision also states that it would forebear from requiring that CMRS providers comply with a number of statutory provisions, otherwise applicable to common carriers, such as the filing of tariffs. It requires LECs to provide reasonable and fair interconnection to all CMRS providers, subject to mutual compensation, reasonable charges for interstate interconnection and reasonable forms of interconnection. Because the text of the FCC's decision has only recently been released and addresses many complex and interrelated aspects of regulatory policy, the impact of these aspects of the FCC proceedings on the Company cannot be predicted with certainty.

    The Budget Act also amended the Communications Act to authorize the FCC to use a system of competitive bidding to issue initial licenses for the use of radio frequencies for which there are mutually exclusive applications and where the principal use of the license will be to offer service in return for compensation from customers. At its March 8, 1994 public meeting, the FCC adopted a decision, the text of which has not yet been released, that establishes generic rules for competitive bidding, defines eligibility criteria for small businesses, minority-and female-owned businesses and rural telephone companies which qualify for preferential bidding treatment, as required under the Budget Act, and describes the bidding mechanisms to be used by businesses qualifying for preferential treatment in future spectrum auctions. The FCC deferred adoption of the competitive bidding rules for specific licensing situations.

    Under other amendments to the Communications Act included in the Budget Act, states will generally be prohibited from regulating the entry of, or the rates charged by, any CMRS provider. The new law does not, however, prohibit a state from regulating other terms and conditions of CMRS offerings and permits states to petition the FCC for authority to continue rate regulation. These new statutory provisions will take effect in August 1994.

    On September 23, 1993, the FCC decided to allocate seven Personal Communications Services ("PCS") frequency blocks for licensing, in the aggregate 120 Megahertz ("MHz") of spectrum for licensed operations, and an additional 40 MHz for unlicensed operations, including uses such as telephone PBX and wireless local area network operations. Two 30 MHz frequency blocks will be awarded for each of the 51 Rand McNally Major Trading Areas, while one 20 MHz and four 10 MHz frequency blocks will be awarded for each of the 492 Rand McNally Basic Trading Areas. Cellular operators will be permitted to participate in the award of these new PCS licenses, which will be made via a yet-to-be-defined auction process, except for licenses reserved for rural, small, minority-and female-owned businesses and licenses for markets in which such cellular operator owns a 20% or greater interest in a cellular licensee which holds a license covering 10% or more of the population of the respective PCS licensed area. In the latter case, the cellular licensee is limited to one 10 MHz PCS channel block. Numerous requests for reconsideration of the FCC's decision have been filed and remain pending before the FCC. In its March 8, 1994 decision referenced above, the FCC presumptively classified PCS as CMRS. The FCC has not adopted specific competitive bidding rules for the initial licensing of PCS spectrum or established a schedule for the commencement of PCS auctions.

    PCS technology is currently under development and is expected to be similar in some respects to cellular technology. When offered commercially, this technology is expected to offer increased capacity for wireless two-way and one-way voice, data and multimedia communications services and is expected to result in increased competition in the Company's operations. The ability of these future PCS licensees to complement or compete with existing cellular licensees is uncertain and may be affected by future FCC rule-making. These and other future technological developments in the wireless telecommunications industry and the enhancement of current technologies will likely create new products and services that are competitive with the services currently offered by the Company. There can be no assurance that the Company will not be adversely affected by such technological developments.

CELLULAR TELEPHONE OPERATIONS

    THE CELLULAR TELEPHONE INDUSTRY. The cellular telephone industry has been in existence for approximately eleven years in the United States. Although the industry is still relatively new, it has grown significantly during this period. According to the Cellular Telecommunications Industry Association, at December 31, 1993, there were estimated to be over 16 million cellular customer units in service in the United States, generating nearly $11 billion of revenue per year. Cellular service is now available throughout the United States. The commercial feasibility of cellular systems in the United States has not, however, been proven over a long period of time.

    Cellular telephone technology provides high-quality, high-capacity communications services to in-vehicle cellular telephones and hand-held portable cellular telephones. Cellular technology is a major improvement over earlier mobile telephone technologies. Cellular telephone systems are designed to allow for maximum mobility of the customer. In addition to mobility, cellular telephone systems provide access through system interconnections to local, regional, national and world-wide telecommunications networks. Cellular telephone systems also offer a full range of ancillary services such as conference calling, call-waiting, call-forwarding, voice mail, facsimile and data transmission.

    Cellular telephone systems divide each service area into smaller geographic areas or "cells." Each cell is served by radio transmitters and receivers operating on discrete radio frequencies licensed by the FCC. All of the cells in a system are connected to a computer-controlled Mobile Telephone Switching Office ("MTSO"). The MTSO is connected to the conventional ("landline") telephone network. Each conversation on a cellular phone involves a transmission over a specific range of radio frequencies from the cellular phone to a transmitter/receiver at a cell site. The transmission is forwarded from the cell site to the MTSO and from there may be forwarded to the landline telephone network to complete the call. As the cellular telephone moves from one cell to another, the MTSO determines radio signal strength and transfers ("hands off") the call from one cell to the next. This hand-off is not noticeable to either party on the phone call.

    The Company provides cellular telephone service under licenses granted by the FCC. The FCC grants only two licenses to provide cellular telephone service in each market. However, competition for customers includes competing communications technologies such as conventional landline and mobile telephone, SMR systems and radio paging. In addition, emerging technologies such as Enhanced Specialized Mobile Radio ("ESMR"), mobile satellite communication systems, second generation cordless telephones ("CT-2") and PCS may prove to be competitive with cellular service in the future in some or all of the markets where the Company has operations.

    The services available to cellular customers and the sources of revenue available to cellular system operators are similar to those provided by conventional landline telephone companies. Customers are charged a separate fee for system access, airtime, long-distance calls, and ancillary services.

    Technical standards require that analog cellular telephones be compatible with all cellular systems in all market areas in the United States. Because of this compatibility feature, cellular system operators often provide service to customers of other operators' cellular systems while the customers are temporarily located within the operators' service areas. Customers using service away from their home system are called "roamers." The system that provides the service to these roamers will generate usage revenue. Many operators, including the Company, charge premium rates for this roaming service.

    There are a number of recent technical developments in the cellular industry. Currently, while most of the MTSOs process information digitally, most of the radio transmission is done on an analog basis. Digital radio technology offers advantages, including less transmission noise, greater system capacity, and potentially lower incremental costs for additional customers. The conversion from analog to digital radio technology is expected to be an industry-wide process that will take a number of years.

    During 1992, a new transmission technique was approved for implementation by the cellular industry. Time Division Multiple Access ("TDMA") technology was selected as one industry standard by the cellular industry and has been deployed in several markets, including the Company's operations in Tulsa, Oklahoma. However, another digital technology, Code Division Multiple Access ("CDMA"), is expected to be in a commercial trial by the end of 1994. The Company expects to deploy some digital radio channels in other markets in the near future.

    The cellular telephone industry is characterized by high initial fixed costs. Accordingly, if and when revenues less variable costs exceed fixed costs, incremental revenues should yield an operating profit. The amount of profit, if any, under such circumstances is dependent on, among other things, prices and variable marketing costs which in turn are affected by the amount and extent of competition. Until technological limitations on total capacity are approached, additional cellular system capacity can normally be added in increments that closely match demand and at less than the proportionate cost of the initial capacity.

    THE COMPANY'S OPERATIONS. The Company is building a substantial presence in selected geographic areas throughout the United States where it can efficiently integrate and manage cellular telephone systems. Its cellular interests include market clusters in the Northern Florida, Eastern Tennessee/Western North Carolina, Eastern North Carolina/Virginia, Maine/New Hampshire/Vermont, West Virginia/Pennsylvania/Maryland, Indiana/Kentucky, Iowa,
Wisconsin/Illinois/Minnesota, Oklahoma, Missouri, Southwestern Texas, Texas/Oklahoma, Oregon/California and Washington/Idaho areas. See "The Company's Cellular Interests." The Company has acquired its cellular interests through the wireline application process (22%), including settlements and exchanges with other applicants, and through acquisitions (78%), including acquisitions from TDS and third parties.

    Management plans to retain minority interests in certain cellular markets which it believes will earn a favorable return on investment. Other minority interests may be traded for interests in markets which enhance the Company's market clusters or may be sold for cash or other consideration.

CERTAIN CONSIDERATIONS REGARDING CELLULAR TELEPHONE OPERATIONS

    Since its inception in 1983, the Company has principally been in a start-up phase in which its activities have been concentrated significantly on the acquisition of interests in entities licensed or designated to receive a license ("licensees") from the FCC to provide cellular service and on the construction and initial operation of cellular systems. The development of a cellular system is capital-intensive and requires substantial investment prior to and subsequent to initial operation. The Company has experienced operating losses and net losses in all but a few quarters since its inception. The Company may incur operating losses for the next few quarters, and there is no assurance that future operations, individually or in the aggregate, will be profitable.

    The licensing (including renewal of licenses), construction, operation, sale, interconnection arrangements and acquisition of cellular systems are regulated by the FCC and various state public utility commissions. Changes in the regulation of cellular operators or their activities and of other mobile service providers (such as the decision by the FCC to permit PCS licensees) could have a material adverse effect on the Company's operations. See "Legal Proceedings -- La Star Application" for a discussion of certain FCC proceedings which have suspended the Company's and TDS's licensing authority in a Wisconsin market pending the outcome of an FCC hearing.

    The number of population equivalents represented by the Company's cellular interests bears no direct relationship to the number of potential cellular customers or the revenues that may be realized from the operation of the related cellular systems. The fair market value of the Company's cellular interests will ultimately depend on the success of its operations. There is no assurance that the value of cellular interests will not be significantly lower in the future than at present.

    While there are numerous cellular systems operating in the United States and other countries, the industry has only a limited operating history. As a result, there is uncertainty regarding its future, including, among other factors: (i) the growth in customers; (ii) the usage and pricing of cellular services; (iii) the percentage of customers who terminate service each month (the "churn rate");
(iv) the cost of providing cellular services, including the cost of attracting new customers; and (v) continuing technological advances which may provide competitive alternatives.

    Media reports have suggested that certain radiofrequency ("RF") emissions from portable cellular telephones might be linked to cancer. The Company has reviewed relevant scientific information and, based on such information, is not aware of any credible evidence linking the usage of portable cellular telephones with cancer. The FCC currently has a rulemaking proceeding pending to update the guidlines and methods it uses for evaluating RF emissions in radio equipment, including cellular telephones. While the proposal would impose more restrictive standards on RF emissions from low-power devices such as portable cellular telphones, it is anticipated that all cellular telephones currently marketed and in use will comply with those standards.

CELLULAR SYSTEMS DEVELOPMENT

    ACQUISITIONS. During the last three years, the Company has aggressively expanded its size, particularly in markets which share adjacency, through an ongoing acquisition program aimed at strengthening the Company's position in the cellular industry. This growth has resulted primarily from acquisitions of interests in RSAs and has been based on obtaining interests with rights to manage the underlying market.

    Including transfers of RSA interests from TDS, the Company has nearly tripled its population equivalents from approximately 8.0 million at December 31, 1988, to approximately 23.7 million at December 31, 1993. Similarly, markets managed or to be managed by the Company have increased from 33 markets at December 31, 1988, to 144 markets at December 31, 1993. As of December 31, 1993, almost 86% of the Company's population equivalents represented interests in markets the Company manages or expects to manage, compared to 62% at December 31, 1988.

    The Company seeks and is currently negotiating for the acquisition of additional cellular interests and plans to acquire significant additional cellular interests in markets that complement its developing market clusters and in other attractive markets. The Company also seeks to acquire minority interests in markets where it already owns (or has the right to acquire) the majority interest. At the same time the Company continues to evaluate the disposition of interests which are not essential to its corporate development strategy.

    The Company will ordinarily make acquisitions using securities or cash or by exchanging cellular interests it already owns. There is no assurance that the Company will be able to purchase any additional interests, or that any such additional interests, if purchased, will be purchased on terms that are favorable to the Company.

    The Company, or TDS for the benefit of the Company, has negotiated acquisitions of cellular interests from third parties primarily in consideration for the Company's Common Shares or TDS's Common or Preferred Shares. Cellular interests acquired by TDS are generally assigned to the Company. At that time, the Company reimburses TDS for the value of TDS securities issued in such transactions, generally by issuing Common Shares and Preferred Stock (redeemable by the delivery of Common Shares) to TDS or by increases to the balance due TDS under the Company's Revolving Credit Agreement in amounts equal to the value of TDS capital stock at the time the acquisitions are closed. The fair market value of the Common Shares and Preferred Stock issued to TDS in connection with these transactions is equal to the fair market value of the TDS securities issued in the transactions and is determined at the time the transactions are closed.

    In cases where the Company's Common Shares are used as consideration in connection with acquisitions, most of the agreements call for such shares to be delivered in 1994 and later years. In a limited number of transactions, the Company has agreed to pay some portion of the purchase price in cash.

    COMPLETED ACQUISITIONS. During 1993, the Company completed the acquisition of controlling interests in 25 markets and several additional minority interests representing approximately 3.8 million population equivalents for an aggregate consideration of $284.6 million. The consideration consisted of 5.7 million of the Company's Common Shares, 75,000 of the Company's Series A Common Shares, an increase in the debt to TDS under the Revolving Credit Agreement of $101.5 million, $12.7 million in cash, cash paid by TDS of $9.4 million (treated as an equity contribution to the Company), and the obligation to deliver approximately 140,000 of the Company's Common Shares to third parties in 1994. The debt under the Revolving Credit Agreement and 5.5 million of the Company's Common Shares were issued to TDS to reimburse TDS for TDS Common Shares issued and cash paid to third parties in connection with these acquisitions.

    Included in the above transactions is the transfer of a minority interest in one RSA from TDS, representing 35,000 population equivalents. The consideration consisted of the issuance of 31,000 of the Company's Common Shares and 75,000 of the Company's Series A Common Shares to TDS. The Company's Common and Series A Common Shares have been recorded at TDS's book value of the RSA interests transferred, rather than the fair market value of the shares, due to the intercompany nature of the transaction.

    PENDING ACQUISITIONS. At December 31, 1993, the Company, or TDS for the benefit of the Company, had entered into agreements to acquire controlling interests in nine markets and a minority interest representing approximately 1.2 million population equivalents for an aggregate consideration estimated to be approximately $128.4 million. If all of the pending acquisitions are completed as planned, the Company will issue approximately 49,000 of its Common Shares and will pay approximately $4.5 million in cash. TDS will pay approximately $123.0 million in TDS Common Shares and cash. Any interests acquired by TDS in these transactions are expected to be assigned to the Company and at that time, the Company will reimburse TDS for TDS's consideration delivered and costs incurred in such acquisitions in the form of Common Shares of the Company or increases in the balance under the Revolving Credit Agreement. Based on the estimated value of the consideration at the time the agreements were entered into, the Company expects to reimburse TDS by issuing 3.7 million of the Company's Common Shares to TDS and by increasing the balance due TDS under the Revolving Credit Agreement by $400,000.

    In addition to the agreements discussed above, the Company has agreements to acquire interests representing 302,000 population equivalents in three markets. The consideration for these acquisitions will be determined based on future appraisals of the fair market values of the interests to be acquired. All population equivalents acquirable pursuant to these agreements and the agreements in the previous paragraph are included in the table on pages 11 to 14.

    In addition to the acquisitions completed in 1993 and the pending acquisitions discussed above, the Company had commitments at December 31, 1993 to issue 4.8 million Common Shares in connection with acquisitions completed prior to 1993. Approximately 3.8 million of these shares were issued in early 1994. The Company also had Preferred Stock outstanding (all of which is held by TDS) which is redeemable into 1.2 million of the Company's Common Shares in 1994 through 1996. Certain series of TDS Preferred Shares are redeemable into an additional 1.1 million of the Company's Common Shares in 1994 through 1996.

    The Company maintains shelf registration of its Common Shares and Preferred Stock under the Securities Act of 1933 for issuance specifically in connection with acquisitions.

CELLULAR INTERESTS AND CLUSTERS

    The Company operates clusters of adjacent cellular systems, enabling its customers to benefit from a larger service area than otherwise possible. The Company's strategy was initially implemented by filing for licenses to operate cellular systems in MSAs. Following the MSA lotteries and settlements, the Company acquired interests in certain additional MSAs through purchases. The Company has acquired substantial additional population equivalents through the purchase of interests in RSAs. The Company plans to continue to acquire controlling interests in cellular licenses to provide service in systems that complement its developing market clusters and in other attractive systems.

    The Company anticipates that clustering markets will expand its cellular service areas and provide certain economies in its capital and operating costs. In areas where the Company has clusters of contiguous markets it may offer wide-area coverage. This would allow uninterrupted service within the area and allow the customer to make outgoing and receive incoming calls without special roamer arrangements. Clustering also makes possible greater sharing of facilities, personnel and other costs and may thereby reduce the costs of serving each customer. The extent to which these revenue enhancements and economies of operation will be realized through clustering is dependent upon market conditions, population sizes of the clusters and engineering considerations.

    The Company's market clusters have grown rapidly. At December 31, 1993, approximately 87%, or 17.7 million, of the Company's managed population equivalents were in contiguous markets within market clusters. Additionally, 92% of the Company's managed markets were adjacent to another Company-managed market at that time. The Company anticipates continuing to pursue strategic acquisitions and trades in order to complement its developing market clusters. The Company has also acquired minority interests in markets where it already owns, or has the right to acquire, a majority interest. From time to time, the Company may consider trading or selling some of its cellular interests which do not fit well with its long-term strategies.

    The Company owned or had the right to acquire interests in cellular telephone systems in 205 markets at December 31, 1993. At December 31, 1993, approximately 86%, or 20.4 million, of the Company's population equivalents were in markets that the Company manages or expects to manage. At that date, approximately 95% of the Company's managed population equivalents were in markets where cellular service has been initiated and where the Company is currently operating the system. The following table summarizes the growth in the Company's population equivalents in recent years and the development status of these population equivalents.

                                                                DECEMBER 31,
                                                    -------------------------------------
                                                     1993    1992    1991    1990   1989
                                                    ------  ------  ------  ------  -----
                                                          (THOUSANDS OF POPULATION
                                                               EQUIVALENTS)(1)
Operational Markets:
  Majority-Owned and Managed......................  18,212  14,268  10,427   5,110  4,060
  Minority-Owned and Managed (2)..................   1,139   2,007   1,755   1,291    994
Markets Under Construction and to be Managed: (3)
  Majority-Owned..................................     996   1,811   2,973   4,372    292
  Minority-Owned (2)..............................       6       5     122     444    646
                                                    ------  ------  ------  ------  -----
  Total Markets Managed and to be Managed.........  20,353  18,091  15,277  11,217  5,992
Minority Interests in Markets Managed by Others...   3,378   3,474   3,229   3,428  3,244
                                                    ------  ------  ------  ------  -----
  Total...........................................  23,731  21,565  18,506  14,645  9,236
                                                    ------  ------  ------  ------  -----
                                                    ------  ------  ------  ------  -----

- ----------
(1)  Based on 1993 Donnelley Marketing Services estimates for all years.
(2) Includes markets where the Company has the right to acquire an interest but does not currently own an interest.
(3) Includes markets which are operational but which are currently managed by third parties.

    The following section details the Company's cellular interests, including those it owned or had the right to acquire as of December 31, 1993. The table presented therein lists clusters of markets, including both MSAs and RSAs, that the Company operates or anticipates operating. The Company's market clusters show the areas in which the Company is currently focusing its development efforts. These clusters have been devised with a long-term goal of allowing delivery of cellular service to areas of economic interest and along corridors of economic activity.

                        THE COMPANY'S CELLULAR INTERESTS

    The table below sets forth certain information with respect to the interests in cellular markets which the Company owned or had the right to acquire pursuant to definitive agreements as of December 31, 1993.

                                                                                PERCENTAGE                  TOTAL
                                                                                ACQUIRABLE               CURRENT AND
                                                                  CURRENT         UNDER                  ACQUIRABLE
                                                       1993     PERCENTAGE      DEFINITIVE               POPULATION
                  CLUSTER/MARKET                    POPULATION   INTEREST     AGREEMENTS(1)     TOTAL    EQUIVALENTS
- --------------------------------------------------  ----------  -----------   --------------   -------   -----------
MARKETS MANAGED BY THE COMPANY:
  EASTERN NORTH CAROLINA/VIRGINIA:
    Northampton (NC 8)............................     282,000      100.00%                    100.00%      282,000
    Rockingham (NC 7).............................     276,000      100.00                     100.00       276,000
    Harnett (NC 10)...............................     266,000      100.00                     100.00       266,000
    Greene (NC 13)................................     235,000      100.00                     100.00       235,000
    Greenville (NC14).............................     232,000      100.00                     100.00       232,000
    Hoke (NC 11)..................................     212,000      100.00                     100.00       212,000
    Chesterfield (SC 4)...........................     209,000      100.00                     100.00       209,000
    Bedford (VA 4)................................     171,000      100.00                     100.00       171,000
    Sampson (NC 12)...............................     120,000      100.00                     100.00       120,000
    Chatham (NC 6)................................     146,000       81.16                      81.16       119,000
    Camden (NC 9).................................     117,000      100.00                     100.00       117,000
    Buckingham (VA 7).............................      88,000      100.00                     100.00        88,000
    Bath (VA 5)...................................      62,000      100.00                     100.00        62,000
                                                    ----------                                           -----------
                                                     2,416,000                                            2,389,000
                                                    ----------                                           -----------
  WISCONSIN/ILLINOIS/MINNESOTA:
    Peoria, IL....................................     346,000      100.00                     100.00       346,000
    Jo Daviess (IL 1).............................     313,000      100.00                     100.00       313,000
    Vernon (WI 8)(2)*.............................     227,000      100.00                     100.00       227,000
    Adams (IL 4)(3)*..............................     216,000      100.00                     100.00       216,000
    Mercer (IL 3).................................     204,000      100.00                     100.00       204,000
    Rochester, MN*................................     113,000       69.80            30.20%   100.00       113,000
    Pierce (WI 5).................................      92,000      100.00                     100.00        92,000
    Wausau, WI*...................................     119,000       71.76                      71.76        85,000
    Trempealeau (WI 6)(3).........................      81,000      100.00                     100.00        81,000
    LaCrosse, WI..................................      99,000       52.08                      52.08        52,000
                                                    ----------                                           -----------
                                                     1,810,000                                            1,729,000
                                                    ----------                                           -----------
  EASTERN TENNESSEE/WESTERN NORTH CAROLINA:
    Knoxville, TN*................................     531,000       96.03                      96.03       510,000
    Henderson (NC 4)(3)*..........................     271,000      100.00                     100.00       271,000
    Whitfield (GA 1)..............................     206,000      100.00                     100.00       206,000
    Asheville, NC*................................     200,000      100.00                     100.00       200,000
    Bledsoe (TN 7)(3)*............................     139,000       96.03                      96.03       133,000
    Giles (TN 6)*.................................     153,000       80.00                      80.00       122,000
    Hamblen (TN 4)(3)*............................     121,000      100.00                     100.00       121,000
    Lake (TN 1)*..................................      75,000       16.33            83.67    100.00        75,000
    Macon (TN 3)*.................................     323,000       16.67                      16.67        54,000
    Yancey (NC 2)(3)*.............................      30,000      100.00                     100.00        30,000
                                                    ----------                                           -----------
                                                     2,049,000                                            1,722,000
                                                    ----------                                           -----------
  IOWA:
    Des Moines, IA................................     410,000      100.00                     100.00       410,000
    Davenport, IA-IL..............................     360,000       97.37                      97.37       350,000
    Humboldt (IA 10)..............................     182,000      100.00                     100.00       182,000
    Cedar Rapids, IA..............................     173,000       83.16                      83.16       143,000
    Waterloo-Cedar Falls, IA......................     149,000       73.27                      73.27       109,000
    Kossuth (IA 14)...............................     108,000      100.00                     100.00       108,000
    Mitchell (IA 13)..............................      67,000      100.00                     100.00        67,000
    Mills (IA 1)..................................      62,000      100.00                     100.00        62,000
    Dubuque, IA...................................      88,000       70.01                      70.01        61,000
    Audubon (IA 7)................................      55,000      100.00                     100.00        55,000
    Union (IA 2)..................................      50,000      100.00                     100.00        50,000
    Monroe (IA 3)*................................      90,000       49.00                      49.00        44,000
    Winneshiek (IA 12)*...........................     115,000       24.50                      24.50        28,000
    Ida (IA 9)*...................................      63,000       16.67                      16.67        11,000
                                                    ----------                                           -----------
                                                     1,972,000                                            1,680,000
                                                    ----------                                           -----------

                                                                                PERCENTAGE                  TOTAL
                                                                                ACQUIRABLE               CURRENT AND
                                                                  CURRENT         UNDER                  ACQUIRABLE
                                                       1993     PERCENTAGE      DEFINITIVE               POPULATION
                  CLUSTER/MARKET                    POPULATION   INTEREST     AGREEMENTS(1)     TOTAL    EQUIVALENTS
- --------------------------------------------------  ----------  -----------   --------------   -------   -----------
MARKETS MANAGED BY THE COMPANY: (CONTINUED)
  MAINE/NEW HAMPSHIRE/VERMONT:
    Manchester-Nashua, NH.........................     336,000       86.43%                     86.43%      291,000
    Kennebec (ME 3)...............................     221,000      100.00                     100.00       221,000
    Coos (NH 1)*..................................     221,000      100.00                     100.00       221,000
    Somerset (ME 2)...............................     158,000      100.00                     100.00       158,000
    Bangor, ME....................................     148,000       73.33                      73.33       108,000
    Addison (VT 2)(3)*............................     105,000      100.00                     100.00       105,000
    Washington (ME 4)*............................      85,000      100.00                     100.00        85,000
    Oxford (ME 1).................................      82,000      100.00                     100.00        82,000
    Lewiston-Auburn, ME...........................     103,000       75.06                      75.06        78,000
                                                    ----------                                           -----------
                                                     1,459,000                                            1,349,000
                                                    ----------                                           -----------
  WEST VIRGINIA/PENNSYLVANIA/MARYLAND:
    Monongalia (WV 3)*............................     266,000      100.00                     100.00       266,000
    Greene (PA 9).................................     187,000       20.00            80.00%   100.00       187,000
    Grant (WV 4)*.................................     164,000      100.00                     100.00       164,000
    Tucker (WV 5)*................................     129,000      100.00                     100.00       129,000
    Hagerstown, MD*#..............................     125,000                       100.00    100.00       125,000
    Cumberland, MD*...............................     102,000      100.00                     100.00       102,000
    Wetzel (WV 2).................................      79,000      100.00                     100.00        79,000
    Bedford (PA 10)(3)*...........................      50,000      100.00                     100.00        50,000
    Garrett (MD 1)*...............................      30,000      100.00                     100.00        30,000
                                                    ----------                                           -----------
                                                     1,132,000                                            1,132,000
                                                    ----------                                           -----------
  MISSOURI:
    Joplin, MO*...................................     138,000       49.67            50.33    100.00       138,000
    Columbia, MO*.................................     119,000      100.00                     100.00       119,000
    Brown (KS 5)..................................     119,000      100.00                     100.00       119,000
    Stone (MO 15).................................     103,000      100.00                     100.00       103,000
    Laclede (MO 16)...............................      92,000      100.00                     100.00        92,000
    Washington (MO 13)............................      88,000      100.00                     100.00        88,000
    Callaway (MO 6)*..............................      84,000      100.00                     100.00        84,000
    Madison (AR 1)................................      70,000       51.00            49.00    100.00        70,000
    Linn (MO 5)...................................      68,000      100.00                     100.00        68,000
    DeKalb (MO 4).................................      68,000      100.00                     100.00        68,000
    Schuyler (MO 3)...............................      56,000      100.00                     100.00        56,000
    Shannon (MO 17)*..............................      54,000      100.00                     100.00        54,000
    Atchison (MO 1)...............................      43,000      100.00                     100.00        43,000
                                                    ----------                                           -----------
                                                     1,102,000                                            1,102,000
                                                    ----------                                           -----------
  NORTHERN FLORIDA:
    Worth (GA 14).................................     237,000      100.00                     100.00       237,000
    Gainesville, FL...............................     216,000      100.00                     100.00       216,000
    Toombs (GA 11)................................     147,000      100.00                     100.00       147,000
    Early (GA 13)*................................     144,000      100.00                     100.00       144,000
    Walton (FL 10)#...............................     107,000                       100.00    100.00       107,000
    Putnam (FL 5).................................     103,000      100.00                     100.00       103,000
    Jefferson (FL 8)..............................      52,000      100.00                     100.00        52,000
    Dixie (FL 6)..................................      50,000      100.00                     100.00        50,000
    Calhoun (FL 9)#...............................      39,000                       100.00    100.00        39,000
                                                    ----------                                           -----------
                                                     1,095,000                                            1,095,000
                                                    ----------                                           -----------
  WASHINGTON/IDAHO:
    Clark (ID 6)..................................     281,000      100.00                     100.00       281,000
    Richland-Kennewick-Pasco, WA*.................     164,000      100.00                     100.00       164,000
    Butte (ID 5)..................................     149,000      100.00                     100.00       149,000
    Yakima, WA*...................................     202,000       54.55                      54.55       110,000
    Okanogan (WA 4)...............................     110,000      100.00                     100.00       110,000
    Umatilla (OR 3)*..............................     145,000       60.42                      60.42        88,000
    Pacific (WA 6)*...............................     174,000       49.00                      49.00        85,000
    Kittitas (WA 5)(3)*...........................      66,000       83.50                      83.50        55,000
    Hood River (OR 2)*............................      68,000       27.98            (5.98)    22.00        15,000
    Skamania (WA 7)*#.............................      26,000                        22.00     22.00         6,000
                                                    ----------                                           -----------
                                                     1,385,000                                            1,063,000
                                                    ----------                                           -----------

                                                                                PERCENTAGE                  TOTAL
                                                                                ACQUIRABLE               CURRENT AND
                                                                  CURRENT         UNDER                  ACQUIRABLE
                                                       1993     PERCENTAGE      DEFINITIVE               POPULATION
                  CLUSTER/MARKET                    POPULATION   INTEREST     AGREEMENTS(1)     TOTAL    EQUIVALENTS
- --------------------------------------------------  ----------  -----------   --------------   -------   -----------
MARKETS MANAGED BY THE COMPANY: (CONTINUED)
  INDIANA/KENTUCKY:
    Meade (KY 3)..................................     300,000      100.00%                    100.00%      300,000
    Evansville, IN................................     316,000       78.13                      78.13       247,000
    Owen (IN 7)...................................     219,000      100.00                     100.00       219,000
    Union (KY 2)..................................     126,000      100.00                     100.00       126,000
    Owensboro, KY.................................      89,000       78.69                      78.69        70,000
    Warren (IN 5)*................................     119,000       33.33                      33.33        40,000
    Miami (IN 4)*.................................     182,000                        14.29%    14.29        26,000
                                                    ----------                                           -----------
                                                     1,351,000                                            1,028,000
                                                    ----------                                           -----------
  TEXAS/OKLAHOMA:
    Cherokee (TX 11)(4)...........................     275,000      100.00                     100.00       275,000
    Garvin (OK 9).................................     197,000      100.00                     100.00       197,000
    Tyler, TX (4).................................     158,000      100.00                     100.00       158,000
    Haskell (OK 10)...............................      82,000                       100.00    100.00        82,000
    Wichita Falls, TX*............................     130,000       49.66             1.99     51.65        67,000
    Lawton, OK*...................................     112,000      100.00           (48.35)    51.65        58,000
    Jackson (OK 8)*...............................      96,000       34.00            17.65     51.65        50,000
    Hardeman (TX 5)(3)*...........................      37,000       16.33            35.32     51.65        19,000
    Briscoe (TX 4)(3)*............................      11,000       49.00             2.65     51.65         6,000
    Beckham (OK 7)(3)*............................      10,000       34.00            17.65     51.65         5,000
                                                    ----------                                           -----------
                                                     1,108,000                                              917,000
                                                    ----------                                           -----------
  OREGON/CALIFORNIA:
    Coos (OR 5)...................................     247,000      100.00                     100.00       247,000
    Del Norte (CA 1)..............................     209,000      100.00                     100.00       209,000
    Medford, OR*..................................     158,000      100.00                     100.00       158,000
    Mendocino (CA 9)..............................     139,000      100.00                     100.00       139,000
    Modoc (CA 2)..................................      59,000      100.00                     100.00        59,000
    Crook (OR 6)*.................................     177,000       33.33                      33.33        59,000
                                                    ----------                                           -----------
                                                       989,000                                              871,000
                                                    ----------                                           -----------
  SOUTHWESTERN TEXAS:
    Atascosa (TX 19)..............................     213,000      100.00                     100.00       213,000
    Edwards (TX 18)...............................     202,000      100.00                     100.00       202,000
    Laredo, TX....................................     149,000       91.78                      91.78       137,000
    Wilson (TX 20)................................     134,000      100.00                     100.00       134,000
    Victoria TX...................................      78,000       96.22                      96.22        75,000
                                                    ----------                                           -----------
                                                       776,000                                              761,000
                                                    ----------                                           -----------
  OKLAHOMA:
    Tulsa, OK*....................................     780,000       55.06                      55.06       429,000
    Seminole (OK 6)...............................     214,000      100.00                     100.00       214,000
                                                    ----------                                           -----------
                                                       994,000                                              643,000
                                                    ----------                                           -----------
  OTHER OPERATIONS:
    Union (PA 8)*.................................     407,000      100.00                     100.00       407,000
    Jefferson (NY 1)..............................     256,000       54.00            46.00    100.00       256,000
    Tuscarawas (OH 7).............................     253,000      100.00                     100.00       253,000
    Poughkeepsie, NY..............................     262,000       81.05                      81.05       213,000
    Newton (IN 1)+................................     210,000                       100.00    100.00       210,000
    Glades (FL 2)+................................     206,000                       100.00    100.00       206,000
    Atlantic City, NJ#............................     327,000        8.74            50.01     58.75       192,000
    Kosciusko (IN 2)..............................     163,000      100.00                     100.00       163,000
    Hawaii (HI 3).................................     136,000      100.00                     100.00       136,000
    Fort Pierce, FL (5)*..........................     271,000       49.00                      49.00       133,000
    Cheboygan (MI 4)*.............................     128,000      100.00                     100.00       128,000
    Williamsport, PA*.............................     121,000      100.00                     100.00       121,000
    Ross (OH 9)*..................................     243,000       49.00                      49.00       119,000
    Copiah (MS 9)#................................     117,000                       100.00    100.00       117,000
    Williams (OH 1)*..............................     126,000       75.00                      75.00        95,000
    Vineland-Millville-Bridgeton, NJ..............     139,000       67.23                      67.23        94,000
    St. Cloud, MN*................................     202,000       14.29                      14.29        29,000
                                                    ----------                                           -----------
                                                     3,567,000                                            2,872,000
                                                    ----------                                           -----------
      Total Population Equivalents of Managed
       Markets....................................  23,205,000                                           20,353,000
                                                    ----------                                           -----------

                                                                                PERCENTAGE                  TOTAL
                                                                                ACQUIRABLE               CURRENT AND
                                                                  CURRENT         UNDER                  ACQUIRABLE
                                                       1993     PERCENTAGE      DEFINITIVE               POPULATION
                  CLUSTER/MARKET                    POPULATION   INTEREST     AGREEMENTS(1)     TOTAL    EQUIVALENTS
- --------------------------------------------------  ----------  -----------   --------------   -------   -----------
MARKETS MANAGED BY OTHERS:
    Los Angeles/Oxnard, CA*.......................  15,281,000        5.50%                      5.50%      840,000
    Nashville/Clarksville-Hopkinsville, TN-KY*....   1,200,000       49.00                      49.00       588,000
    Baton Rouge, LA (6)*..........................     553,000       52.00                      52.00       288,000
    Seattle-Everett/Tacoma/Bremerton, WA*.........   2,931,000        6.25                       6.25       184,000
    Biloxi/Pascagoula, MS*........................     334,000       49.00                      49.00       164,000
    Oklahoma City, OK*............................     963,000       14.60                      14.60       141,000
    McAllen, TX...................................     419,000       26.20                      26.20       110,000
    Portsmouth-Dover-Rochester, NH-ME*............     269,000       40.00                      40.00       107,000
    Others (Fewer than 100,000 population
     equivalents each)............................                                                          956,000
                                                                                                         -----------
        Total Population Equivalents of Markets Managed by Others.....................................    3,378,000
                                                                                                         -----------
        Total Population Equivalents..................................................................   23,731,000
                                                                                                         -----------
                                                                                                         -----------

- ------------
*    Designates wireline market.
+    Designates non-operational market.
# Designates operational market managed by third parties until the Company acquires a controlling interest.
(1) Interests under these agreements are expected to be acquired at the various times specified therein following the satisfaction of customary closing conditions.
(2) The Company's interest in the license for this market has been set aside by the FCC. The Company is currently operating the market under interim operating authority granted by the FCC. See Item 3., "Legal Proceedings -- La Star Application."
(3) This market has been or will be partitioned into more than one licensed area. The 1993 population, percentage ownership and number of population equivalents shown is for the licensed area within the market in which the Company owns or has the right to acquire an interest.
(4)  The Company's interests in these markets are the subject of litigation. See
     Item 3., "Legal Proceedings -- Townes Telecommunications, Inc. et. al. v. TDS, et. al."
(5) The Company owns 80% of the entity which owns and operates this market but has only a 49% interest in the earnings and profits.
(6)  Represents a noncontrolling limited partnership interest.

    SYSTEM DESIGN AND CONSTRUCTION. The Company designs and constructs its systems in a manner it believes will permit it to provide high-quality service to mobile, transportable and portable cellular telephones, generally based on market and engineering studies which relate to specific markets. Engineering studies are performed by Company personnel or independent engineering firms. The Company's switching equipment is digital, which reduces noise and crosstalk and is capable of interconnecting in a manner which reduces costs of operation. While digital microwave interconnections are typically made between the MTSO and cell sites, primarily analog radio transmission is used between cell sites and the cellular telephones themselves.

    In accordance with its strategy of building and strengthening market clusters, the Company has selected high capacity with service-upgraded digital cellular switching systems that are capable of serving multiple markets via a single MTSO. The Company's cellular systems are designed to facilitate the installation of equipment which will permit microwave interconnection between the MTSO and each cell site. The Company has implemented such microwave interconnection in most of the cellular systems it manages. In other systems in which the Company owns or has an option to purchase a majority interest and where it is believed to be cost-efficient, such microwave technology will also be implemented. Otherwise, such systems will rely upon landline telephone connections or microwave links owned by others to link cell sites with the MTSO. Although the installation of microwave network interconnection equipment requires a greater initial capital investment, a microwave network enables a system operator to avoid the current and future charges associated with leasing telephone lines from the landline telephone company, while generally improving system reliability. In addition, microwave facilities can be used to connect separate cellular systems to allow shared switching, which reduces the aggregate cost of the equipment necessary to operate both systems.

    The Company has continued to expand its internal, nationwide seamless network in 1993 to encompass over 100 markets in the United States. This network provides automatic call delivery for the Company's customers and handoff between adjacent markets. The seamless network has also been extended, using IS-41 technology, via links with certain systems operated by several other carriers, including GTE, US West, Ameritech, BellSouth, Centennial Cellular Corp., Southwestern Bell, McCaw Cellular Communications, Vanguard Cellular Systems, Inc. and others. Additionally, the Company has conducted Signaling System 7 field trials with AT&T and with Independent Telephone Network to determine the most viable approach to establish a backbone network that will enable the Company to interface with other national networks.

    During 1994, the Company expects to significantly extend the seamless network for its customers into additional areas in Texas, Arkansas, Indiana, Idaho, Utah, California, Louisiana, Massachusetts, Washington, Florida and several other states. Not only will this expanded network increase the area in which customers can automatically receive incoming calls, but it will also reduce the incidence of fraud due to the pre-call validation feature of the IS-41 technology.

    Management  believes  that  currently  available  technologies  will   allow
sufficient capacity on the Company's networks to meet anticipated demand over the next few years.

COSTS OF SYSTEM CONSTRUCTION AND FINANCING

    Construction of cellular systems is capital-intensive, requiring substantial investment for land and improvements, buildings, towers, MTSOs, cell site equipment, microwave equipment, customer equipment, engineering and installation. The Company, consistent with FCC control requirements, uses primarily its own personnel to engineer and oversee construction of each cellular system where it owns or has the right to acquire a controlling interest. In so doing, the Company expects to improve the overall quality of its systems and to reduce the expense and time required to make them operational.

    The costs (exclusive of license costs) of the operational systems in which the Company owns or has the right to acquire an interest are generally financed through capital contributions or intercompany loans to the partnerships or subsidiaries owning the systems, and through certain vendor financing.

MARKETING AND CUSTOMER SERVICE

    The Company's marketing plan is designed to capitalize on its clustering strategy and to increase revenue by growing the Company's customer base, increasing customers' usage of cellular service and reducing churn or customer disconnects. The marketing plan stresses service quality and incorporates programs aimed at developing and expanding new and existing distribution channels, stimulating customer usage by offering new and enhanced services and by increasing the public's awareness and understanding of the cellular services offered by the Company. Most of the Company's operations market cellular service under the "United States Cellular"-TM- name and service mark.

    The Company's marketing strategy is to develop a local, customer-oriented operation, the primary goal of which is to provide quality cellular service to its customers. The Company's marketing program focuses on obtaining customers who need cellular service, such as business people who, while out of their offices, need to be in contact with others. The Company plans to follow the same marketing program in the other systems it expects to manage.

    The Company manages each cellular cluster, and in some cases individual markets, with a local staff, including a manager and customer service representatives. Sales consultants are typically maintained in each market within the clusters. Customers are able to report cellular service problems or concerns 24 hours a day. It is the Company's goal to respond to customers' concerns and to correct reported service deficiencies within 24 hours of notification. The Company has established local service centers in order to repair and maintain most major brands of user equipment.

    The Company has relied primarily on its own direct and retail sales channels to obtain customers for the cellular markets it manages. The Company maintains an ongoing training program to improve the effectiveness of the sales consultants and retail associates in obtaining customers as well as maximizing the sale of high-user packages. These packages commit customers to pay for a minimum amount of usage at discounted rates per minute, even if usage falls below the monthly minimum amount. The

Company also uses agents, dealers and retailers to obtain customers. Agents and dealers are independent business people who sell to customers on a commission basis for the Company. The Company's agents are in the business of selling cellular telephones, cellular service packages and other related products to customers. The Company's dealers include car stereo companies and other companies whose customers are also potential cellular customers. The Company's retailers include car dealers, major appliance dealers, office supply dealers and mass merchants.

    The Company began to specifically address the fast-growing consumer market by opening its own retail stores in late 1993. These small facilities are located in high-traffic areas and are designed to cater to walk-in customers. The Company plans to open more locations in 1994 to further its presence in the local markets.

    The Company also actively pursues national retail accounts which may potentially yield new customer additions in multiple markets. The national account effort is expected to enable the Company to reach segments of the market other than those accessed by the local sales force. Agreements have been entered into with such national distributors as Chrysler Corporation, Ford Motor Company, General Motors, Honda, AT&T, Radio Shack, Best Buy, and Sears, Roebuck & Co. for certain of the Company's markets. Upon the sale of a cellular telephone by one of these national distributors, the Company receives, often exclusively within the territories served, the resulting cellular customer. In recognition of the needs of these national accounts, the Company initiated a centralized customer support program. This program allows for customer activation during peak retail business hours (weekends and evenings) when the Company's local office might otherwise be closed.

    The Company uses a variety of direct mail, billboard, radio, television and newspaper advertising to stimulate interest by prospective customers in cellular service and to establish familiarity with the Company's name. Advertising is directed at gaining customers, increasing usage by existing customers and increasing the public awareness and understanding of the cellular services offered by the Company. The Company attempts to select the advertising and promotion media that are most appealing to the targeted groups of potential customers in each local market. The Company utilizes local advertising media and public relations activities and establishes programs to enhance public awareness of the Company, such as providing telephones and service for public events and emergency uses.

CUSTOMERS AND SYSTEM USAGE

    Company data for 1993 indicate that 52% of the Company's customers use their cellular telephones primarily for business. Cellular customers come from a wide range of occupations. They typically include a large proportion of individuals who work outside of their offices such as people in the construction, real estate, wholesale and retail distribution businesses, and professionals. Most of the Company's customers use in-vehicle cellular telephones. However, more customers (71% of new customers in 1993 compared to 21% in 1988) are selecting portable and other transportable cellular telephones as these units become more compact and fully featured as well as more attractively priced.

    The Company's cellular systems are used most extensively during normal business hours between 7:00 am and 6:00 pm. On average, the local retail customers in the Company's majority-owned and managed systems used their cellular systems approximately 103 minutes per unit each month and generated retail revenue of approximately $49 per month during 1993, compared to 121 minutes and $52 per month in 1992. Revenue generated by roamers, together with local, toll and other revenues, brought the Company's total average monthly service revenue per customer unit in majority-owned and managed markets to $99 during 1993. Average monthly service revenue per customer unit decreased approximately 6% during 1993, reflecting primarily the decline in average local minutes per customer unit. The Company anticipates that average monthly service revenue per customer unit may continue to decline as retail distribution channels provide additional consumer customers who generate fewer local minutes of use and as roamer revenues grow more slowly.

    Roaming is a service offered by the Company which allows a customer to place or receive a call in a cellular service area away from the customer's home market area. The Company has entered into "roaming agreements" with operators of other cellular systems covering virtually all systems in the United States and Canada. These agreements offer customers the opportunity to roam in these systems. These reciprocal agreements automatically pre-register the customers of the Company's systems in the other carriers' systems. Also, a customer of a participating system roaming (i.e. travelling) in a Company market where this arrangement is in effect is able to automatically make and receive calls on the Company's system. The charge for this service is typically at premium rates and is billed by the Company to the customer's home system, which then bills the customer. The Company has entered into agreements with other cellular carriers to transfer roaming usage at agreed-upon rates. In some instances, based on competitive factors, the Company may charge a lower amount to its customers than the amount actually charged to the Company by another cellular carrier for roaming; however, these services include call delivery and call handoff.

    The following table summarizes certain information about customers and market penetration in the Company's managed operations.

                                                                   YEAR ENDED OR AT DECEMBER 31,
                                                 ------------------------------------------------------------------
                                                     1993          1992          1991         1990         1989
                                                 ------------  ------------  ------------  -----------  -----------
Majority-owned and managed markets:
  Cellular markets in operation (1)............         116            92            67           32           25
  Total population of markets in service
   (000s)......................................      19,383        15,014        11,481        6,314        5,228
  Customer Units:
    at beginning of period (2).................     150,800        97,000        57,300       36,100       13,600
    additions during period (2)................     165,300        88,600        59,800       31,800       28,000
    disconnects during period (2)..............      55,100        34,800        20,100       10,600        5,500
    at end of period (2).......................     261,000       150,800        97,000       57,300       36,100
  Market penetration at end of period (3)(4)...         1.35%         1.00 %        0.84 %       0.91 %       0.69 %

- ----------
(1) Represents the number of markets in which the Company owned at least a 50% interest and which it managed, including its reseller operation in 1989-1992. The revenues and expenses of these cellular markets are included in the Company's consolidated revenues and expenses.
(2) Represents the approximate number of revenue-generating cellular telephones served by the cellular markets referred to in footnote (1). The revenue generated by such cellular telephones is included in consolidated revenues.
(3) Computed by dividing the number of customer units at the end of the period by the total population of markets in service as estimated by Donnelley Marketing Service for the respective years.
(4) The decrease from 1990 to 1991 is due to the addition of 32 majority-owned and managed RSAs in 1991. Market penetration for majority-owned and managed MSAs was 1.48% in 1991 and 1.07% in 1990.

    The following table summarizes, by cluster, the total population, the Company's customer units and penetration for the Company's majority-owned and managed markets that were operational as of December 31, 1993.

                                                    POPULATION  CUSTOMERS  PENETRATION
                                                    ----------  ---------  ------------
Eastern North Carolina/Virginia...................   2,416,000    20,500          0.85%
Wisconsin/Illinois/Minnesota......................   1,810,000    23,400          1.29%
Eastern Tennessee/Western North Carolina..........   1,651,000    27,800          1.68%
Iowa..............................................   1,704,000    31,500          1.85%
Maine/New Hampshire/Vermont.......................   1,459,000    19,700          1.35%
West Virginia/Pennsylvania/Maryland...............     820,000     5,100          0.62%
Missouri..........................................     964,000     6,700          0.70%
Northern Florida..................................     951,000    10,400          1.09%
Washington/Idaho..................................     972,000     8,100          0.83%
Indiana/Kentucky..................................   1,050,000    15,600          1.49%
Texas/Oklahoma....................................     742,000    12,400          1.67%
Oregon/California.................................     812,000     8,100          1.00%
Southwestern Texas................................     776,000     7,100          0.91%
Oklahoma..........................................     994,000    34,900          3.51%
Other Operations..................................   2,262,000    29,700          1.31%
                                                    ----------  ---------       ---
                                                    19,383,000   261,000          1.35%
                                                    ----------  ---------       ---
                                                    ----------  ---------       ---

CELLULAR TELEPHONES AND INSTALLATION

    There are a number of different types of cellular telephones, all of which are currently compatible with cellular systems nationwide. The Company offers a full range of vehicle-mounted, transportable, and hand-held portable cellular telephones. Features offered in some of the cellular telephones include hands-free calling, repeat dialing, horn alert and others.

    The Company has established service and/or installation facilities in many of its local markets to ensure quality installation and service of the cellular telephones it sells. These facilities allow the Company to improve its service by promptly assisting customers who experience equipment problems.

    The Company negotiates volume discounts from its cellular telephone suppliers. The Company discounts cellular telephones in most markets to meet competition or to stimulate sales by reducing the cost of becoming a cellular customer. In these instances, where permitted by law, customers are generally required to sign an extended service contract with the Company. The Company also cooperates with cellular equipment manufacturers in local advertising and promotion of cellular equipment.

PRODUCTS AND SERVICES

    The Company's customers are able to choose from a variety of packaged pricing plans which are designed to fit different calling patterns. The Company's customer bills typically show separate charges for custom-calling features, airtime in excess of the packaged amount, and toll calls. Custom-calling features provided by the Company include wide-area call delivery, call forwarding, call waiting, three-way calling and no-answer transfer. The Company also offers a voice message service in many of its markets. This service, which functions like a sophisticated answering machine, allows customers to receive messages from callers when they are not available to take calls.

REGULATION

    The construction, operation and transfer of cellular systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act. The FCC has promulgated regulations governing construction and operation of cellular systems, and licensing and technical standards for the provision of cellular telephone service.

    For licensing purposes, the FCC divided the United States into separate geographic markets (MSAs and RSAs). In each market, the allocated cellular frequencies are divided into two equal blocks. During the application process, the FCC reserved one block of frequencies for nonwireline applicants and another block for wireline applicants. Subject to FCC approval, a cellular system may be sold to either a wireline or nonwireline entity, but no entity which controls a cellular system may own an interest in another cellular system in the same MSA or RSA.

    The completion of acquisitions involving the transfer of control of a cellular system requires prior FCC approval. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the Company's application for approval of the proposed transfer.

    When the first cell of a cellular system has been constructed, the licensee is required to notify the FCC that construction has been completed. Immediately upon this notification, but not before, FCC rules authorize the licensee to offer commercial service to the public. The licensee is then said to have "operating authority." Initial operating licenses are granted for ten-year periods. The FCC must be notified each time an additional cell is constructed.

    The FCC's rules also generally require persons or entities holding cellular construction permits or licenses to coordinate their proposed frequency usage with other cellular users and licensees in order to avoid electrical interference between adjacent systems. The height and power of base stations in the cellular system are regulated by FCC rules, as are the types of signals emitted by these stations. In addition to regulation by the FCC, cellular systems are subject to certain Federal Aviation Administration regulations respecting the siting and construction of cellular transmitter towers and antennas.

    On January 9, 1992, the FCC adopted a Report and Order ("R&O") which establishes standards for conducting comparative renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications. In the R&O, the FCC: (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a "renewal expectancy" will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and
(iii) provided procedures for preventing possible abuses in the comparative renewal process. The FCC has concluded that it will award a renewal expectancy if the licensee has (i) substantially used its spectrum for its intended purposes; (ii) complied with FCC rules, policies and the Communications Act, as amended; and (iii) not engaged in substantial relevant misconduct. If a renewal expectancy is awarded to an existing licensee, that expectancy will be more significant in the renewal proceeding than any other criterion used to compare the licensee to challengers. Licenses of the Company's affiliates in Knoxville and Tulsa will be its first to come up for renewal in 1994. See "Legal Proceedings -- La Star Application" for a discussion of certain FCC proceedings which have suspended the Company's and TDS's licensing authority in a Wisconsin market pending the outcome of an FCC hearing.

    The Company conducts and plans to conduct its operations in accordance with all relevant FCC rules and regulations and would anticipate being able to qualify for a renewal expectancy. Accordingly, the Company believes that the regulations will have no significant effect on its operations and financial condition.

    The FCC has also provided that five years after the initial licenses are granted, unserved areas within markets previously granted to licensees may be applied for by both wireline and nonwireline entities and by third parties. The FCC established 1993 filing dates for filing "unserved area" applications in MSAs in which the five-year period had expired and many unserved area applications were filed in certain MSAs. The Company's strategy with respect to system construction in its markets has been and will be to build cells covering every area within such markets that the Company considers economically feasible to serve or might conceivably wish to serve and to do so within the five-year period following issuance of the license.

    The Company is also subject to state and local regulation in some instances. In 1981, the FCC preempted the states from exercising jurisdiction in the areas of licensing, technical standards and market structure. However, certain states require cellular system operators to go through a state certification process to serve communities within their borders. All such certificates can be revoked for cause. In addition, certain state authorities regulate several aspects of a cellular operator's business, including the rates it charges its customers and cellular resellers, the resale of long-distance service to its customers, the technical arrangements and charges for interconnection with the landline network and the transfer of interests in cellular systems. The siting and construction of the cellular facilities, including transmitter towers, antennas and equipment shelters may also be subject to state or local zoning, land use and other local regulations. Public utility or public service commissions (or certain of the commissioners) in several states have expressed an interest in examining whether the cellular industry should be more closely regulated by such states.

COMPETITION

    The Company's only facilities-based competitor for cellular telephone service in each market is the licensee of the second cellular system in that market. Competition for customers between the two systems in each market is principally on the basis of quality of service, price, size of area covered, services offered, and responsiveness of customer service. The competing entities in many of the markets in which the Company has an interest have financial resources which are substantially greater than those of the Company and its partners in such markets.

    The FCC's rules require all operational cellular systems to provide, on a nondiscriminatory basis, cellular service to resellers which purchase blocks of mobile telephone numbers from an operational system and then resell them to the public.

    In addition to competition from the other cellular licensee in each market, there is also competition from, among other technologies, conventional mobile telephone and SMR systems, both of which are able to connect with the landline telephone network. The Company believes that conventional mobile telephone systems and conventional SMR systems are competitively disadvantaged because of technological limitations on the capacity of such systems. The FCC has recently given approval, via waivers of its rules, to ESMR, an enhanced SMR system. ESMR systems may have cells and frequency reuse like cellular, thereby potentially eliminating any current technological limitation. The first ESMR systems were implemented in 1993 in Los Angeles. Although less directly a substitute for cellular service, wireless data services and one-way paging service (and in the future, two-way paging services) may be adequate for those who do not need full two-way voice service.

    Continuing technological advances in the communications field make it impossible to predict the extent of additional future competition for cellular systems. For example, the FCC has allocated radio channels to a mobile satellite system in which transmissions from mobile units to satellites would augment or replace transmissions to cell sites, and a consortium to provide such service has been formed. Such a system is designed primarily to serve the communications needs of remote locations and a mobile satellite system could provide viable competition for land-based cellular systems in such areas. It is also possible that the FCC may in the future assign additional frequencies to cellular telephone service to provide for more than two cellular telephone systems per market.

    CT-2, second generation cordless telephones, and PCS, personal communications network services, may prove to be competitive with cellular service in the future. CT-2 will allow a customer to make a call from a personal phone as long as the person is within range of a telepoint base station which connects the call to the public switched telephone network. PCS will be digital, wireless communications systems which currently are primarily targeted for use in very densely populated areas. Various CT-2 and PCS trials are in process throughout the United States. CT-2 and PCS are not anticipated to be significant sources of competition in the Company's markets in the near future. Similar technological advances or regulatory changes in the future may make available other alternatives to cellular service, thereby creating additional sources of competition.

EMPLOYEES

    The Company had 1,785 employees as of February 28, 1994. Of these, 1,491 were based at the various cellular markets operated or managed by the Company with only 294 based at its corporate office in Chicago, Illinois. None of the Company's employees is represented by a labor organization. The Company considers its relationship with its employees to be good.

- --------------------------------------------------------------------------------

ITEM 2. PROPERTIES

    The property for mobile telephone switching offices and cell sites are either owned or leased under long-term leases by the Company, one of its subsidiaries or the partnership or corporation which holds the construction permit or license. The Company has not experienced major problems with obtaining zoning approval for cell sites or operating facilities and does not anticipate any such problems in the future which are or will be material to the Company and its subsidiaries as a whole. The Company's investment in property is small compared to its investment in licenses and equipment.

    The Company leases approximately 39,000 square feet of office space for its headquarters in Chicago, Illinois.

    The  Company  considers  the  properties  owned  or  leased  by  it  and its
subsidiaries  to  be  suitable  and  adequate  for  their  respective   business
operations.

- --------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in a number of legal proceedings before the FCC and various state and federal courts. In some cases, the litigation involves disputes regarding rights to certain cellular telephone markets. The more significant proceedings affecting the Company are described in the following paragraphs.

    LA STAR APPLICATION. Star Cellular Telephone Company, Inc. ("Star Cellular"), an indirect, wholly owned subsidiary of the Company, is a 49% owner of La Star Cellular Telephone Company ("La Star"), an applicant for a construction permit for a cellular system in St. Tammany Parish in the New Orleans MSA. In June 1992, the FCC affirmed an Administrative Law Judge's order which had granted the mutually exclusive application of New Orleans CGSA, Inc. ("NOCGSA") and dismissed La Star's application. The ground for the FCC's action was its finding that Star Cellular, and not the 51% owner, SJI Cellular, Inc. ("SJI"), in fact controlled La Star. La Star, TDS and the Company have appealed that order to the United States Court of Appeals of the District of Columbia Circuit and those appeals are pending.

    In a footnote to its decision, the FCC stated, in part, that "Questions regarding the conduct of SJI and [the Company] in this case may be revisited in light of the relevant findings and conclusions here in future proceedings where the other interests of these parties have decisional significance." Certain adverse parties have attempted to use the footnote in the LA STAR decision in a number of unrelated, contested proceedings which TDS and the Company have pending before the FCC. In addition, since the LA STAR proceeding, FCC authorizations in uncontested FCC proceedings have been granted subject to any subsequent action the FCC may take concerning the LA STAR footnote.

    On February 1, 1994, in a proceeding involving a license originally issued to TDS for a rural service area in Wisconsin, the FCC instituted a hearing to determine whether in the La Star case the Company had misrepresented facts to, lacked candor in its dealings with or attempted to mislead the FCC and, if so, whether TDS possesses the requisite character qualifications to hold that Wisconsin license. The FCC stated that, pending resolution of the issues in the Wisconsin proceeding, further grants to TDS and its subsidiaries will be conditioned on the outcome of that proceeding. TDS was granted interim authority to continue to operate the Wisconsin system pending completion of the hearing.

    An adverse finding in the Wisconsin hearing could result in a variety of possible sanctions, ranging from a fine to loss of the Wisconsin license, and could, as stated in the FCC order, be raised and considered in other proceedings involving TDS and its subsidiaries. TDS and the Company believe they acted properly in connection with the La Star application and that the findings and record in the La Star proceeding are not relevant in any other proceeding involving their FCC license qualifications.

    TOWNES TELECOMMUNICATIONS, INC., ET. AL. V. TDS, ET. AL. Plaintiffs Townes Telecommunications, Inc. ("Townes"), Tatum Telephone Company ("Tatum Telephone") and Tatum Cellular Telephone Company ("Tatum Cellular") filed a suit in the
District   Court   of   Rusk   County,  Texas,   against   both   TDS   and  the

Company as defendants. Plaintiff Townes alleges that it entered into an oral agreement with defendants which established a joint venture to develop cellular business in certain markets. Townes alleges that defendants usurped a joint venture opportunity and breached fiduciary duties to Townes by purchasing interests in nonwireline markets in Texas RSA #11 and the Tyler (Texas) MSA on their own behalf rather than on behalf of the alleged joint venture. In its Fifth Amended Original Petition, Townes seeks unspecified damages not to exceed $33 million for usurpation, breach of fiduciary duty, civil conspiracy, breach of contract and tortious interference. Townes also seeks imposition of a constructive trust on defendants' profits from Texas RSA #11 and the Tyler (Texas) MSA and transfer of those interests to the alleged joint venture. In addition Townes seeks reasonable attorneys' fees equal to one-third of the judgment, along with the prejudgment interest. Plaintiffs Tatum Telephone and Tatum Cellular seek a declaration that transfers by defendants of a 49% interest in Tatum Cellular violated a five-year restriction on alienation of Tatum Cellular shares contained in a written shareholders' agreement. Tatum Telephone and Tatum Cellular seek to void the transfers. All plaintiffs together seek as much as $200 million in punitive damages.

    Defendants have asserted meritorious defenses to each of the plaintiffs' claims and are vigorously defending this case. Discovery is ongoing. A jury trial in this case is set to commence on April 25, 1994.

- --------------------------------------------------------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of securities holders during the fourth quarter of 1993.

- --------------------------------------------------------------------------------

                                    PART II

- --------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Incorporated by reference from Exhibit 13, Annual Report section entitled "United States Cellular Stock and Dividend Information."

- --------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

    Incorporated by reference from Exhibit 13, Annual Report section entitled "Selected Consolidated Financial Data," except for ratios of earnings to fixed charges, which are incorporated herein by reference from Exhibit 12 to this Annual Report on Form 10-K.

- --------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Incorporated by reference from Exhibit 13, Annual Report section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition."

- --------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Incorporated by reference from Exhibit 13, Annual Report sections entitled "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Changes in Common Shareholders' Equity," "Notes to Consolidated Financial Statements," "Report of Independent Public Accountants," and "Consolidated Quarterly Income Information (Unaudited)."

- --------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

- --------------------------------------------------------------------------------

                                    PART III

- --------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference from Proxy Statement sections entitled "Election of Directors" and "Executive Officers."

- --------------------------------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated by reference from Proxy Statement section entitled "Executive Compensation," except for the information specified in Item 402(a)(8) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

- --------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference from Proxy Statement section entitled "Security Ownership of Certain Beneficial Owners and Management."

- --------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference from Proxy Statement section entitled "Certain Relationships and Related Transactions."

- --------------------------------------------------------------------------------

                                    PART IV

- --------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K The following documents are filed as a part of this report:

    (a)(1) Financial Statements

Consolidated Statements of Operations....................................  Annual Report*
Consolidated Balance Sheets..............................................  Annual Report*
Consolidated Statements of Cash Flows....................................  Annual Report*
Consolidated Statements of Changes in Common Shareholders' Equity........  Annual Report*
Notes to Consolidated Financial Statements...............................  Annual Report*
Report of Independent Public Accountants.................................  Annual Report*
Consolidated Quarterly Income Information (Unaudited)....................  Annual Report*

- ----------
* Incorporated by reference from Exhibit 13.

                                                                                                      LOCATION
                                                                                                      ----------
      (2) Schedules
Report of Independent Public Accountants on Financial Statement Schedules...........................  page 27
II.        Amounts  Receivable from Related Parties and Underwriters, Promoters, and Employees Other
             Than Related Parties  for each  of the  Three Years in  the Period  Ended December  31,
             1993...................................................................................  page 28
IV.        Indebtedness  of and to  Related Parties Not Current  for each of the  Three Years in the
             Period Ended December 31, 1993.........................................................  page 29
V.         Property, Plant and Equipment for  each of the Three Years  in the Period Ended  December
             31, 1993...............................................................................  page 30
VI.        Reserve  for Depreciation for  each of the Three  Years in the  Period Ended December 31,
             1993...................................................................................  page 33
VIII.      Valuation and  Qualifying Accounts  for  each of  the Three  Years  in the  Period  Ended
             December 31, 1993......................................................................  page 36
X.         Supplementary  Income Statement  Information for  each of the  Three Years  in the Period
             Ended December 31, 1993................................................................  page 37

              Los Angeles SMSA, Nashville/Clarksville MSA and Baton Rouge MSA Limited Partnership
           Combined Financial Statements............................................................  page 38
           Compilation Report of Independent Public Accountants on Combined Financial Statements....  page 39
           Reports of Other Independent Accountants.................................................  page 40
           Combined Statements of Operations (Unaudited)............................................  page 44
           Combined Balance Sheets (Unaudited)......................................................  page 45
           Combined Statements of Cash Flows (Unaudited)............................................  page 46
           Combined Statements of Changes in Partners' Capital (Unaudited)..........................  page 47
           Notes to Unaudited Combined Financial Statements.........................................  page 48

All other schedules have been omitted because they are not applicable or not required or because the required information is shown in the financial statements or notes thereto.

      (3) Exhibits

    The exhibits set forth in the accompanying Index to Exhibits are filed as a part of this Report. The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this Report.

 EXHIBIT
 NUMBER    DESCRIPTION
- ---------  --------------------------------------------------------------------------------------------------------
    10.1   Supplemental Benefit Agreement between the Company and H. Donald Nelson.
    10.10  Stock Option and Stock Appreciation Rights Plan.
    10.11  Summary of 1993 Bonus Program for Senior Corporate Staff of the Company.

(b) Reports on Form 8-K filed during the quarter ended December 31, 1993.

The Company filed a Report on Form 8-K dated November 17, 1993, which included as an exhibit a Press Release discussing the Company's completion of its rights offering. No other reports on Form 8-K were filed during the quarter ended December 31, 1993.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Shareholders and Board of Directors of UNITED STATES CELLULAR CORPORATION:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in United States Cellular Corporation and Subsidiaries Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 7, 1994. Our report on the consolidated financial statements includes explanatory paragraphs with respect to the change in the method of accounting for cellular sales commissions and with respect to the change in the method of accounting for income taxes as discussed in Note 1 and Note 10, respectively, of the Notes to Consolidated Financial Statements and the uncertainties discussed in Note 3 of the Notes to Consolidated Financial Statements; and an explanatory paragraph calling attention to certain litigation as discussed in Note 15 of the Notes to Consolidated Financial Statements.

    Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The financial statement schedules listed in Item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN & CO.

Chicago, Illinois
February 7, 1994

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

SCHEDULE  II--AMOUNTS  RECEIVABLE   FROM  RELATED   PARTIES  AND   UNDERWRITERS,
PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

COLUMN A                                            COLUMN B   COLUMN C          COLUMN D               COLUMN E
- ---------------------------------------------------------------------------------------------------------------------
                                                                                                   BALANCE AT THE END
                                                     BALANCE                    DEDUCTIONS             OF PERIOD
                                                       AT                 -----------------------  ------------------
                                                    BEGINNING                (1)         (2)                   (2)
                                                       OF                  AMOUNTS     AMOUNTS       (1)       NOT
NAME OF DEBTOR                                       PERIOD    ADDITIONS  COLLECTED  WRITTEN OFF   CURRENT   CURRENT
- ---------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
FOR THE YEAR ENDED DECEMBER 31, 1993
 Independent Cellular Telephone
 Company, Inc. (1)                                  $  542     $   --     $   --     $     --      $  --     $ 542
FOR THE YEAR ENDED DECEMBER 31, 1992
 Independent Cellular Telephone
 Company, Inc. (1)                                  $  542     $   --     $   --     $     --      $  --     $ 542
FOR THE YEAR ENDED DECEMBER 31, 1991
 Independent Cellular Telephone
 Company, Inc. (1)                                  $  381     $  161     $   --     $     --      $  --     $ 542

- ----------
(1) The promissory note face amount, together with simple interest at an annual rate of 6.68%, is due June 29, 1994.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

SCHEDULE IV--INDEBTEDNESS OF AND TO RELATED PARTIES--NOT CURRENT

COLUMN A                COLUMN B    COLUMN C    COLUMN D    COLUMN E   COLUMN F     COLUMN G      COLUMN H    COLUMN I
- ----------------------------------------------------------------------------------------------------------------------
                                       INDEBTEDNESS OF                                 INDEBTEDNESS TO
                       BALANCE AT   ----------------------  BALANCE   BALANCE AT  --------------------------  BALANCE
NAME OF PERSON          BEGINNING   ADDITIONS  DEDUCTIONS    AT END   BEGINNING   ADDITIONS(1)  DEDUCTIONS(2)  AT END
- ----------------------------------------------------------------------------------------------------------------------
(DOLLARS IN
 THOUSANDS)
FOR THE YEAR ENDED
 DECEMBER 31, 1993
 Telephone and Data
 Systems, Inc.         $     --     $   --     $     --     $    --   $ 265,766   $   254,543   $  378,785    $141,524
FOR THE YEAR ENDED
 DECEMBER 31, 1992
 Telephone and Data
 Systems, Inc.         $     --     $   --     $     --     $    --   $ 166,501   $   139,953   $   40,688    $265,766
FOR THE YEAR ENDED
 DECEMBER 31, 1991
 Telephone and Data
 Systems, Inc.         $     --     $   --     $     --     $    --   $ 129,005   $   191,526   $  154,030    $166,501

- ------------
(1) The Company converted accrued interest into long-term debt in the amounts of approximately $28.2 million in 1993, $15.9 million in 1992 and $11.9 million in 1991.
(2) During 1993, the Company converted $341 million of long-term debt into equity through the issuance of approximately 4.8 million Common Shares and
      5.5 million Series A Common Shares to Telephone and Data Systems, Inc. in connection with the rights offering. The Company also repaid $37 million of long-term debt from the proceeds of the sale of 1.1 million Common Shares to third parties in connection with the rights offering.

      During 1991, the Company converted $110 million of long-term debt into equity through the issuance of approximately 6.1 million Common Shares to Telephone and Data Systems, Inc. upon TDS's exercise of its preemptive rights in connection with a public offering of the Company's Common Shares.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
FOR THE YEAR ENDED DECEMBER 31, 1993
- --------------------------------------------------------------------------------

COLUMN A                        COLUMN B      COLUMN C1     COLUMN C2     COLUMN D         COLUMN E         COLUMN F
- -----------------------------------------------------------------------------------------------------------------------
                                             BALANCE AT
                                               DATE OF
                                             ACQUISITION
                                                 OF                         LESS
                               BALANCE AT     COMPANIES                  RETIREMENTS
                                BEGINNING    ACQUIRED IN    ADDITIONS     OR SALES       OTHER CHANGES     BALANCE AT
CLASSIFICATION                  OF PERIOD       1993         AT COST       AT COST       ADD (DEDUCT)     END OF PERIOD
- -----------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Land and Improvements           $  11,946     $     844     $   6,257     $      --        $     (31)       $  19,016
Buildings                          13,059         1,494         6,246            --               16           20,815
Leasehold Improvements              7,225           868         3,714            18               (5)          11,784
Antenna                            11,513           788         7,443            --              (11)          19,733
Power Equipment                     8,264           499         4,604            --                2           13,369
Switching Equipment                26,561         4,449         6,930           124               14           37,830
Base Site Controller                7,941           155            72            --                2            8,170
Towers                             19,754         5,636         8,908            --                5           34,303
Radio Frequency Channel
  Equipment                        42,439         8,774        14,787           372               38           65,666
Transmission Equipment             26,887         2,856        17,119             1               25           46,886
Portable Cell Sites                   335            --           367            --                1              703
Vehicles                            1,331           191           680            23               --            2,179
Test Equipment                      4,250           186         2,353           100                1            6,690
Office Furniture and
  Equipment                         9,558           572         6,985         1,149               (1)          15,965
Plant Held for Future Use              --           160            --            --               --              160
Demo Units                          1,048            73           625           759               --              987
Paging Equipment                    1,113            --           153            --               --            1,266
Plant Under Construction              457            21           174            --              (56)             596
- -----------------------------------------------------------------------------------------------------------------------
                                $ 193,681     $  27,566     $  87,417     $   2,546        $      --        $ 306,118
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------

DEPRECIATION

    The Company and its subsidiaries provide depreciation for book purposes on a straight-line basis over the useful lives of the property ranging from three to twenty-five years. The composite depreciation rate, as applied to the average cost of depreciable property, was 10.5%.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
FOR THE YEAR ENDED DECEMBER 31, 1992
- --------------------------------------------------------------------------------

COLUMN A                        COLUMN B      COLUMN C1     COLUMN C2     COLUMN D        COLUMN E        COLUMN F
- ---------------------------------------------------------------------------------------------------------------------
                                             BALANCE AT
                                               DATE OF
                                             ACQUISITION
                                                 OF                         LESS
                               BALANCE AT     COMPANIES                  RETIREMENTS
                                BEGINNING    ACQUIRED IN    ADDITIONS     OR SALES      OTHER CHANGES    BALANCE AT
CLASSIFICATION                  OF PERIOD       1992         AT COST       AT COST      ADD (DEDUCT)    END OF PERIOD
- ---------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Land and Improvements           $   7,389     $     921     $   3,951     $     178       $    (137)      $  11,946
Buildings                           8,761         1,011         3,492           237              32          13,059
Leasehold Improvements              5,984           347           974            89               9           7,225
Antenna                             6,487           677         4,528           179              --          11,513
Power Equipment                     5,666           849         1,868           128               9           8,264
Switching Equipment                20,193         3,156         3,735           551              28          26,561
Base Site Controller                6,706           707           731           205               2           7,941
Towers                             12,810         1,648         5,536           243               3          19,754
Radio Frequency Channel
  Equipment                        24,133         4,024        14,649           393              26          42,439
Transmission Equipment             17,077         1,776         8,191           426             269          26,887
Portable Cell Sites                    29            --           307             1              --             335
Vehicles                              556            70           723            34              16           1,331
Test Equipment                      2,906           292         1,074            23               1           4,250
Office Furniture and
  Equipment                         7,052           219         2,473           166             (20)          9,558
Demo Units                            917           128           625           622              --           1,048
Paging Equipment                      787            --           326            --              --           1,113
Plant Under Construction               --           113           582            --            (238)            457
- ---------------------------------------------------------------------------------------------------------------------
                                $ 127,453     $  15,938     $  53,765     $   3,475       $      --       $ 193,681
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------

DEPRECIATION

    The Company and its subsidiaries provide depreciation for book purposes on a straight-line basis over the useful lives of the property ranging from three to twenty-five years. The composite depreciation rate, as applied to the average cost of depreciable property, was 10.5%.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
FOR THE YEAR ENDED DECEMBER 31, 1991
- --------------------------------------------------------------------------------

COLUMN A                        COLUMN B      COLUMN C1     COLUMN C2      COLUMN D         COLUMN E        COLUMN F
- -----------------------------------------------------------------------------------------------------------------------
                                             BALANCE AT
                                               DATE OF
                                             ACQUISITION
                                                 OF                          LESS
                               BALANCE AT     COMPANIES                   RETIREMENTS
                                BEGINNING    ACQUIRED IN    ADDITIONS      OR SALES       OTHER CHANGES    BALANCE AT
CLASSIFICATION                  OF PERIOD       1991         AT COST        AT COST       ADD (DEDUCT)    END OF PERIOD
- -----------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Land and Improvements           $   2,009     $     755     $   4,523      $       4        $     106       $   7,389
Buildings                           3,625           807         4,402             --              (73)          8,761
Leasehold Improvements              2,897           570         2,462             --               55           5,984
Antenna                             2,237           727         3,477             --               46           6,487
Power Equipment                     2,371           502         2,758             --               35           5,666
Switching Equipment                 8,233         4,588         7,342             --               30          20,193
Base Site Controller                4,141           931         1,634             42               42           6,706
Towers                              4,047         1,592         7,138             --               33          12,810
Radio Frequency Channel
  Equipment                         9,503         2,756        11,777             13              110          24,133
Transmission Equipment              7,169         2,047         7,804             --               57          17,077
Portable Cell Sites                    --            --            29             --               --              29
Vehicles                               89            --           521             54               --             556
Test Equipment                      1,705           300         1,042             24             (117)          2,906
Office Furniture and
  Equipment                         4,197           336         2,702            127              (56)          7,052
Plant Held for Future Use             290            --           (22)            --             (268)             --
Demo Units                            655           102           700            540               --             917
Paging Equipment                      454           190           143             --               --             787
- -----------------------------------------------------------------------------------------------------------------------
                                $  53,622     $  16,203     $  58,432      $     804        $      --       $ 127,453
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------

DEPRECIATION

    The Company and its subsidiaries provide depreciation for book purposes on a straight-line basis over the useful lives of the property ranging from three to twenty-five years. The composite depreciation rate, as applied to the average cost of depreciable property, was 10.4%.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

SCHEDULE VI--RESERVE FOR DEPRECIATION
FOR THE YEAR ENDED DECEMBER 31, 1993
- --------------------------------------------------------------------------------

COLUMN A                      COLUMN B       COLUMN C1      COLUMN C2     COLUMN D        COLUMN E        COLUMN F
- ---------------------------------------------------------------------------------------------------------------------
                                            BALANCE AT
                                              DATE OF
                                          ACQUISITION OF    ADDITIONS       LESS
                             BALANCE AT      COMPANIES     CHARGED TO    RETIREMENTS
                              BEGINNING     ACQUIRED IN     COSTS AND     OR SALES      OTHER CHANGES    BALANCE AT
CLASSIFICATION                OF PERIOD        1993         EXPENSES       AT COST     ADD (DEDUCT)(1)  END OF PERIOD
- ---------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Land Improvements             $     597      $       9      $     842     $      --       $      --       $   1,448
Buildings                           934             48            664            --               1           1,647
Leasehold Improvements            2,156             81          1,046            12              10           3,281
Antenna                           1,526            168          1,532            --              (5)          3,221
Power Equipment                   1,607             45            989            --            (192)          2,449
Switching Equipment               5,349            797          4,554            54          (1,353)          9,293
Base Site Controller              3,519             25          2,141            --            (325)          5,360
Towers                            1,205            737            610            --               1           2,553
Radio Frequency Channel
  Equipment                       6,452          1,444          5,289           157          (1,084)         11,944
Transmission Equipment            4,356            306          3,588            --             (86)          8,164
Portable Cell Sites                  41             --             83            --              36             160
Vehicles                            327             35            546             9             (39)            860
Test Equipment                    1,678             12            888            44              (7)          2,527
Office Furniture and
  Equipment                       3,928             87          2,346           757            (102)          5,502
Demo Units                          339              7            324           287             (30)            353
Paging Equipment                    719             --            223            --              --             942
- ---------------------------------------------------------------------------------------------------------------------
                              $  34,733      $   3,801      $  25,665     $   1,320       $  (3,175)      $  59,704
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------

- ------------
NOTES:
(1)  Represents   primarily  amounts   transferred  from   USM's  unconsolidated
     partnerships and subsidiaries.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

SCHEDULE VI--RESERVE FOR DEPRECIATION
FOR THE YEAR ENDED DECEMBER 31, 1992
- --------------------------------------------------------------------------------

COLUMN A                      COLUMN B      COLUMN C1     COLUMN C2     COLUMN D         COLUMN E         COLUMN F
- ---------------------------------------------------------------------------------------------------------------------
                                           BALANCE AT
                                             DATE OF
                                           ACQUISITION
                                               OF         ADDITIONS       LESS
                             BALANCE AT     COMPANIES    CHARGED TO    RETIREMENTS
                              BEGINNING    ACQUIRED IN    COSTS AND     OR SALES       OTHER CHANGES     BALANCE AT
CLASSIFICATION                OF PERIOD       1992        EXPENSES       AT COST      ADD (DEDUCT)(1)   END OF PERIOD
- ---------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Land Improvements             $     117     $      30     $     459     $       6        $      (3)       $     597
Buildings                           560            34           370            28               (2)             934
Leasehold Improvements            1,197            73         1,067             9             (172)           2,156
Antenna                             680            34           846            34               --            1,526
Power Equipment                     895            70           682            37               (3)           1,607
Switching Equipment               2,823           629         2,282           186             (199)           5,349
Base Site Controller              1,960           132         1,616           114              (75)           3,519
Towers                              555            42           622            16                2            1,205
Radio Frequency Channel
  Equipment                       3,032           401         3,228           116              (93)           6,452
Transmission Equipment            2,147           182         2,204            82              (95)           4,356
Portable Cell Sites                  --            --            39            --                2               41
Vehicles                             39             5           308             6              (19)             327
Test Equipment                      911            93           688            11               (3)           1,678
Office Furniture and
  Equipment                       2,436            56         1,623           136              (51)           3,928
Demo Units                          275             3           374           300              (13)             339
Paging Equipment                    521            --           198            --               --              719
- ---------------------------------------------------------------------------------------------------------------------
                              $  18,148     $   1,784     $  16,606     $   1,081        $    (724)       $  34,733
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------

- ----------
NOTES:
(1)  Represents  primarily   amounts  transferred   from  USM's   unconsolidated
     partnerships and subsidiaries.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

SCHEDULE VI--RESERVE FOR DEPRECIATION
FOR THE YEAR ENDED DECEMBER 31, 1991
- --------------------------------------------------------------------------------

COLUMN A                      COLUMN B       COLUMN C1       COLUMN C2       COLUMN D          COLUMN E         COLUMN F
- ---------------------------------------------------------------------------------------------------------------------------
                                            BALANCE AT
                                              DATE OF
                                          ACQUISITION OF     ADDITIONS         LESS
                             BALANCE AT      COMPANIES      CHARGED TO      RETIREMENTS
                              BEGINNING     ACQUIRED IN      COSTS AND       OR SALES        OTHER CHANGES     BALANCE AT
CLASSIFICATION                OF PERIOD        1991          EXPENSES         AT COST       ADD (DEDUCT)(1)   END OF PERIOD
- ---------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Land Improvements             $       2      $       2       $     112       $                 $       1        $     117
Buildings                           267             32             263              --                (2)             560
Leasehold Improvements              607             35             556              --                (1)           1,197
Antenna                             286             44             361              --               (11)             680
Power Equipment                     467             57             382              --               (11)             895
Switching Equipment               1,539            196           1,274              --              (186)           2,823
Base Site Controller                805            157           1,100              --              (102)           1,960
Towers                              261             18             277              --                (1)             555
Radio Frequency Channel
  Equipment                       1,530            203           1,397              (4)             (102)           3,032
Transmission Equipment            1,050            144           1,228              --              (275)           2,147
Vehicles                             73             --              41              66                (9)              39
Test Equipment                      539             34             386               3               (45)             911
Office Furniture and
  Equipment                       1,397            114           1,060             121               (14)           2,436
Demo Units                          202             30             216             159               (14)             275
Paging Equipment                    263             97             161              --                --              521
- ---------------------------------------------------------------------------------------------------------------------------
                              $   9,288      $   1,163       $   8,814       $     345         $    (772)       $  18,148
- ---------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------

- ----------
NOTES:
(1)  Represents   primarily  amounts   transferred  from   USM's  unconsolidated
     partnerships and subsidiaries.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                                             COLUMN B    COLUMN C1    COLUMN C2    COLUMN D     COLUMN E
- -----------------------------------------------------------------------------------------------------------------
                                                    BALANCE AT  CHARGED TO   CHARGED TO                BALANCE AT
                                                    BEGINNING    COSTS AND      OTHER                    END OF
DESCRIPTION                                         OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
- -----------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
FOR THE YEAR ENDED DECEMBER 31, 1993
Deducted from deferred federal tax asset:
  For unrealized net operating losses (1).........  $  (13,831)  $      --    $  (8,045)   $      --   $  (21,876)
Deducted from deferred state tax asset:
  For unrealized net operating losses (1).........      (5,985)         --       (2,456)          --       (8,441)
Deducted from accounts receivable:
  For doubtful accounts...........................      (1,276)     (4,161)          --        4,024       (1,413)
Deducted from marketable equity securities:
  For unrealized loss.............................          --          --         (626)          --         (626)
FOR THE YEAR ENDED DECEMBER 31, 1992
Deducted from accounts receivable:
  For doubtful accounts...........................        (898)     (3,894)          --        3,516       (1,276)
FOR THE YEAR ENDED DECEMBER 31, 1991
Deducted from accounts receivable:
  For doubtful accounts...........................  $     (564)  $  (2,239)   $      --    $   1,905   $     (898)

- ----------
(1) The beginning balance represents the implementation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" on January 1, 1993.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1993
- --------------------------------------------------------------------------------

                                                                                              COLUMN B
COLUMN A                                                                            CHARGED TO COSTS AND EXPENSES
- ------------------------------------------------------------------------------------------------------------------
                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1993       1992       1991
- ------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Maintenance and repairs..........................................................  $  14,510  $   9,611  $   7,106
Taxes, other than payroll and income taxes
  Gross receipts.................................................................      1,686      1,114        463
  Property.......................................................................      2,097      1,202        738
  Other tax expense..............................................................      2,183      1,598        465
Advertising costs................................................................     11,807      8,225      4,780

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
                         COMBINED FINANCIAL STATEMENTS

    The following financial statements are the combined financial statements of the cellular system partnerships listed below which are accounted for by the Company following the equity method. The combined financial statements were compiled from financial statements and other information obtained by the Company as a noncontrolling limited partner of the cellular limited partnerships listed below. The cellular system partnerships included in the combined financial statements, the periods each partnership is included, and the Company's ownership percentage of each cellular system partnership at December 31, 1993 are set forth in the following table.

                                                                                                           THE
                                                                                           PERIODS      COMPANY'S
                                                                                           INCLUDED      LIMITED
                                                                                         IN COMBINED   PARTNERSHIP
                              CELLULAR SYSTEM PARTNERSHIP                                 STATEMENTS    INTEREST
- ---------------------------------------------------------------------------------------  ------------  -----------
Los Angeles SMSA Limited Partnership...................................................      1991-93          5.5%
Nashville/Clarksville MSA Limited Partnership..........................................      1991-93         49.0%
Baton Rouge MSA Limited Partnership....................................................      1991-93         52.0%

              COMPILATION REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of UNITED STATES CELLULAR CORPORATION:

    The accompanying combined balance sheets of the Los Angeles SMSA Limited Partnership, the Nashville/Clarksville MSA Limited Partnership and the Baton Rouge MSA Limited Partnership as of December 31, 1993 and 1992 and the related combined statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1993, have been prepared from the separate financial statements, which are not presented separately herein, of the Los Angeles SMSA, Nashville/Clarksville MSA and Baton Rouge MSA limited partnerships, as described in Note 1. We have reviewed for compilation only the accompanying combined financial statements, and, in our opinion, those statements have been properly compiled from the amounts and notes of the underlying separate financial statements of the Los Angeles SMSA, Nashville/Clarksville MSA and Baton Rouge MSA limited partnerships, on the basis described in Note 1.

    The statements for the Los Angeles SMSA, Nashville/Clarksville MSA and Baton Rouge MSA limited partnerships were audited by other auditors as set forth in their reports included on pages 40 through 43. The report of the other auditors of the Los Angeles SMSA Limited Partnership contains explanatory paragraphs with respect to the uncertainties discussed in the fourth and fifth paragraphs of
Note 7. We have not been engaged to audit either the separate financial statements of the aforementioned limited partnerships or the related combined financial statements in accordance with generally accepted auditing standards and to render an opinion as to the fair presentation of such financial statements in accordance with generally accepted accounting principles.

    As discussed in "Change in Accounting Principle" in Note 2, the method of accounting for cellular sales commissions was changed effective January 1, 1991, for the Nashville/Clarksville MSA Limited Partnership and the Baton Rouge MSA Limited Partnership.

                                          ARTHUR ANDERSEN & CO.

Chicago, Illinois
February 11, 1994

                    REPORTS OF OTHER INDEPENDENT ACCOUNTANTS

To The Partners of
  LOS ANGELES SMSA LIMITED PARTNERSHIP:

    We have audited the balance sheets of Los Angeles SMSA Limited Partnership as of December 31, 1993 and 1992, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1993; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Angeles SMSA Limited Partnership as of December 31, 1993 and 1992, and results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

    As discussed in Note 9 to the financial statements, two cellular agents filed complaints against the Partnership. The outcome of these matters is uncertain and, accordingly, no accrual for these matters has been made in the financial statements.

    In addition, as discussed in Note 9, a class action suit was filed against the Partnership alleging violations of state and federal antitrust laws. The outcome of this matter is uncertain and, accordingly, no accrual for this matter has been made in the financial statements.

                                          COOPERS & LYBRAND
Newport Beach, California
February 4, 1994

To The Partners of
  NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP:

    We have audited the balance sheet of Nashville/Clarksville MSA Limited Partnership as of December 31, 1993, and the related statements of income, changes in partners' capital and cash flows for the year then ended; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nashville/Clarksville MSA Limited Partnership as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND
Atlanta, Georgia
February 11, 1994

                    REPORTS OF OTHER INDEPENDENT ACCOUNTANTS

To The Partners of
  NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP:

    We have audited the balance sheet of Nashville/Clarksville MSA Limited Partnership as of December 31, 1992, and the related statements of income, changes in partners' capital and cash flows for the year then ended; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nashville/Clarksville MSA Limited Partnership as of December 31, 1992, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND
Atlanta, Georgia
February 11, 1993

To The Partners of
  NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP:

    We have audited the balance sheet of Nashville/Clarksville MSA Limited Partnership as of December 31, 1991, and the related statements of operations, changes in partners' capital and cash flows for the year then ended; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nashville/Clarksville MSA Limited Partnership as of December 31, 1991, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

    As discussed in Note 2 to the financial statements, the Partnership changed its method of accounting for commissions in 1991.

                                          COOPERS & LYBRAND
Atlanta, Georgia
February 10, 1992

                    REPORTS OF OTHER INDEPENDENT ACCOUNTANTS

To The Partners of
  BATON ROUGE MSA LIMITED PARTNERSHIP:

    We have audited the balance sheet of Baton Rouge MSA Limited Partnership as of December 31, 1993, and the related statements of income, changes in partners' capital and cash flows for the year then ended; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baton Rouge MSA Limited Partnership as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND
Atlanta, Georgia
February 11, 1994

To The Partners of
  BATON ROUGE MSA LIMITED PARTNERSHIP:

    We have audited the balance sheet of Baton Rouge MSA Limited Partnership as of December 31, 1992, and the related statements of income, changes in partners' capital and cash flows for the year then ended; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baton Rouge MSA Limited Partnership as of December 31, 1992, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND
Atlanta, Georgia
February 11, 1993

                    REPORTS OF OTHER INDEPENDENT ACCOUNTANTS

To The Partners of
  BATON ROUGE MSA LIMITED PARTNERSHIP:

    We have audited the balance sheet of Baton Rouge MSA Limited Partnership as of December 31, 1991, and the related statements of income, changes in partners' capital and cash flows for the year then ended; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baton Rouge MSA Limited Partnership as of December 31, 1991, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

    As discussed in Note 2 to the financial statements, the Partnership changed its method of accounting for commissions in 1991.

                                          COOPERS & LYBRAND
Atlanta, Georgia
February 10, 1992

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
                       COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1993         1992         1991
                                                                             -----------  -----------  -----------
                                                                                    (DOLLARS IN THOUSANDS)
Revenues...................................................................  $   506,028  $   400,738  $   338,494
Expenses
  Selling, general and administrative......................................      287,299      235,038      169,912
  Depreciation and amortization............................................       57,357       46,740       40,687
                                                                             -----------  -----------  -----------
  Total expenses...........................................................      344,656      281,778      210,599
                                                                             -----------  -----------  -----------
Operating income...........................................................      161,372      118,960      127,895
Other income...............................................................          272          477           81
                                                                             -----------  -----------  -----------
Net income before cumulative effect of a change in accounting principle....      161,644      119,437      127,976
Cumulative effect of a change in accounting principle (Note 2).............           --           --       (3,178)
                                                                             -----------  -----------  -----------
Net Income.................................................................  $   161,644  $   119,437  $   124,798
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

    The accompanying notes are an integral part of these combined financial statements.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
                            COMBINED BALANCE SHEETS
                                  (UNAUDITED)
                                     ASSETS

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1993         1992
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
Current Assets
  Cash..................................................................................  $        27  $        26
  Accounts receivable--customers, net...................................................       81,656       58,141
  Accounts receivable--affiliates.......................................................       29,981       16,074
  Notes receivable--affiliates..........................................................        3,756        3,751
  Other current assets..................................................................        5,689        7,823
                                                                                          -----------  -----------
                                                                                              121,109       85,815
Property, Plant and Equipment, net......................................................      304,926      277,228
Other...................................................................................        1,631        4,846
                                                                                          -----------  -----------
Total Assets............................................................................  $   427,666  $   367,889
                                                                                          -----------  -----------
                                                                                          -----------  -----------
                                        LIABILITIES AND PARTNERS' CAPITAL

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1993         1992
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
Current Liabilities
  Accounts payable--other...............................................................  $    38,776  $    33,433
  Accounts payable--affiliates..........................................................        1,039        1,061
  Customer deposits.....................................................................        2,996        2,499
  Other current liabilities.............................................................       22,101       18,721
                                                                                          -----------  -----------
                                                                                               64,912       55,714
                                                                                          -----------  -----------
Deferred Rent...........................................................................        4,571        4,015
Capital Lease Obligation................................................................          713          592
Long-Term Debt..........................................................................           --          281
Partners' Capital.......................................................................      357,470      307,287
                                                                                          -----------  -----------
Total Liabilities and Partners' Capital.................................................  $   427,666  $   367,889
                                                                                          -----------  -----------
                                                                                          -----------  -----------

    The accompanying notes are an integral part of these combined financial statements.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
                       COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      DECEMBER 31, 1993
                                                                           ---------------------------------------
                                                                               1993          1992         1991
                                                                           ------------  ------------  -----------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income.............................................................  $    161,644  $    119,437  $   124,798
  Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
    Cumulative effect of a change in accounting principle................            --            --        3,178
    Depreciation and amortization........................................        57,357        46,740       40,687
    Deferred revenue and other credits...................................           497            (3)          (4)
    Loss on asset dispositions...........................................         3,838         4,294          397
    Change in prepaid expenses...........................................           (22)            4           14
    Change in accounts receivable........................................       (37,422)       (3,417)     (28,599)
    Change in accounts payable and accrued expenses......................         6,097        17,307        1,997
    Change in other assets and liabilities...............................         4,942         3,967          834
                                                                           ------------  ------------  -----------
                                                                                196,931       188,329      143,302
                                                                           ------------  ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Change in notes payable..............................................            --        (2,305)       2,114
    Change in notes receivable...........................................            (5)       (3,751)         556
    Principal payments on capital lease obligations......................          (612)         (442)          --
    Capital contribution.................................................            --         2,474        5,802
    Capital distribution.................................................      (111,461)     (114,876)     (71,032)
                                                                           ------------  ------------  -----------
                                                                               (112,078)     (118,900)     (62,560)
                                                                           ------------  ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment, net of retirements.......       (86,011)      (68,595)     (76,297)
    Decreases (increases) in other assets................................         1,335          (856)      (4,180)
    Change in deferred charges...........................................          (202)          (36)        (266)
    Proceeds from sale of assets.........................................            26            61           --
                                                                           ------------  ------------  -----------
                                                                                (84,852)      (69,426)     (80,743)
                                                                           ------------  ------------  -----------
NET INCREASE (DECREASE) IN CASH..........................................             1             3           (1)
CASH
    Beginning of period..................................................            26            23           24
                                                                           ------------  ------------  -----------
    End of period........................................................  $         27  $         26  $        23
                                                                           ------------  ------------  -----------
                                                                           ------------  ------------  -----------

    The accompanying notes are an integral part of these combined financial statements.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
              COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (UNAUDITED)

(DOLLARS IN THOUSANDS)
Balance at January 1, 1991......................................................  $ 240,684
  Contributions.................................................................      5,802
  Distributions.................................................................    (71,032)
  Net Income for the year ended December 31, 1991...............................    124,798
                                                                                  ---------
Balance at December 31, 1991....................................................    300,252
  Contributions.................................................................      2,474
  Distributions.................................................................   (114,876)
  Net Income for the year ended December 31, 1992...............................    119,437
                                                                                  ---------
Balance at December 31, 1992....................................................    307,287
  Distributions.................................................................   (111,461)
  Net Income for the year ended December 31, 1993...............................    161,644
                                                                                  ---------
Balance at December 31, 1993....................................................  $ 357,470
                                                                                  ---------
                                                                                  ---------

    The accompanying notes are an integral part of these combined financial statements.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
                NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

1.  BASIS OF COMBINATION:

    The combined financial statements and notes thereto were compiled from the individual financial statements of cellular limited partnerships listed below in which United States Cellular Corporation (AMEX symbol "USM") has a noncontrolling ownership interest and which it accounts for using the equity method. The cellular partnerships, the period each partnership is included in the combined financial statements and USM's ownership interest in each partnership are set forth in the table below. The combined financial statements and notes thereto present 100% of each partnership whereas USM's ownership interest is shown in the table.

                                                                                      PERIOD INCLUDED     LIMITED
                                                                                        IN COMBINED     PARTNERSHIP
                                                                                        STATEMENTS       INTEREST
                                                                                      ---------------  -------------
Los Angeles SMSA Limited Partnership................................................         1991-93          5.5%
Nashville/Clarksville MSA Limited Partnership.......................................         1991-93         49.0%
Baton Rouge MSA Limited Partnership.................................................         1991-93         52.0%

    Profits, losses and distributable cash are allocated to the partners based upon respective partnership interests. Distributions are made quarterly at the discretion of the General Partner for one of the Partnerships.

    Of the partnerships included in the combined financial statements, the Los Angeles SMSA Limited Partnership is the most significant, accounting for approximately 89% of the combined total assets at December 31, 1993, and substantially all of the combined net income for the year then ended.

    USM's investment in and advances to Los Angeles SMSA Limited Partnership totalled $15,212,000 as of December 31, 1993, of which $17,398,000 represents its proportionate share of net assets of the Partnership. USM's investment in and advances to the Nashville/Clarksville MSA Limited Partnership totalled $14,300,000 as of December 31, 1993, which represents its proportionate share of net assets. USM's investment in and advances to the Baton Rouge MSA Limited Partnership totalled $8,935,000 as of December 31, 1993, $6,207,000 of which represents its proportionate share of net assets.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES FOR COMBINED ENTITIES:

    PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated lives:

Buildings..............................................  10-15 years
Equipment..............................................  3-10 years
Furniture and Fixtures.................................  5-10 years
Leasehold Improvements.................................  10 years

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(CONTINUED)

    Property, Plant and Equipment consists of:

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1993         1992
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
Land....................................................................................  $     1,819  $     1,510
Buildings and Leasehold Improvements....................................................       79,704       69,150
Equipment...............................................................................      355,376      293,176
Furniture and Fixtures..................................................................       19,734       12,634
Under Construction......................................................................       32,052       31,677
                                                                                          -----------  -----------
                                                                                              488,685      408,147
Less Accumulated Depreciation...........................................................      183,759      130,919
                                                                                          -----------  -----------
                                                                                          $   304,926  $   277,228
                                                                                          -----------  -----------
                                                                                          -----------  -----------

    Included in buildings are costs relating to the acquisition of cell site leases; such as legal, consulting, and title fees. Lease acquisition costs are capitalized when incurred and amortized over the period of the lease. Costs related to unsuccessful negotiations are expensed in the period the negotiations are terminated.

    Gains and losses on disposals are included in income at amounts equal to the difference between net book value and proceeds received upon disposal.

    During 1993 and 1992, one of the Partnerships recorded capital lease additions of $827,000 and $513,000, respectively.

    Commitments for future equipment acquisitions amounted to $22,734,000 at December 31, 1993.

    On January 10, 1994, one of the Partnerships entered into an agreement with its major supplier to purchase $77 million in equipment.

    OTHER ASSETS

    Other assets consist primarily of the costs of acquiring the right to serve certain customers previously served by resellers and are being amortized over three years using the straight-line method. Accumulated amortization was $4,806,000 and $2,797,000 at December 31, 1993 and 1992, respectively.

    CHANGE IN ACCOUNTING PRINCIPLE

    In the third quarter of 1991, the General Partner of two of the Partnerships changed its policy of capitalizing certain third party sales commissions and amortizing them over the average customer life. The General Partner's parent effected this change to standardize the accounting treatment of sales commissions throughout its consolidated cellular operations. These amounts will be expensed in the period in which they are incurred by the agent. In 1991, this change in accounting principle was retroactively applied as of January 1, 1991. Had the change not been made, 1991 net income before the cumulative effect of a change in accounting principle would have increased $1,838,000.

    REVENUE RECOGNITION

    Revenues from operations primarily consist of charges to customers for monthly access charges, cellular airtime usage, and roamer charges. Revenues are recognized as services are rendered. Unbilled revenues, resulting from cellular service provided from the billing cycle date to the end of each month and from other cellular carriers' customers using the partnership's cellular systems for the last half of each month, are estimated and recorded as receivables. Unearned monthly access charges relating to the periods after month-end are deferred and netted against accounts receivable.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(CONTINUED)

    INCOME TAXES

    No provisions have been made for federal or state income taxes since such taxes, if any, are the responsibility of the individual partners.

3.  LEASE COMMITMENTS:

    Future minimum rental payments required under operating leases for real estate that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1993, are as follows:

(DOLLARS IN THOUSANDS)
1994.............................................................  $  11,445
1995.............................................................     10,890
1996.............................................................     10,643
1997.............................................................      9,983
1998.............................................................      9,696
Thereafter.......................................................     51,910
                                                                   ---------
                                                                   $ 104,567
                                                                   ---------
                                                                   ---------

    The initial lease terms generally range from 5 to 25 years with the majority of them having initial terms of 10 years and providing for one renewal option of 5 years and for rental escalation. Included in selling, general and administrative expense are rental costs of $7,897,000, $5,996,000 and $4,463,000 for the years ended December 31, 1993, 1992 and 1991, respectively. One of the Partnerships leases office facilities under a ten-year lease agreement which provides for free rent incentives for six months and rent escalation over the ten-year period. The Partnership recognizes rent expense on a straight-line basis and recorded the related deferred rent as a noncurrent liability to be amortized as an adjustment to rental costs over the life of the lease.

4.  CAPITAL LEASE OBLIGATION:

    One of the Partnerships leases equipment under capital lease agreements. At December 31, 1993 and 1992, respectively, the amount of such equipment included in property, plant and equipment is $3,324,000 and $2,638,000 less accumulated amortization of $1,914,000 and $1,451,000. Future minimum annual lease payments on noncancellable capital leases are as follows:

(DOLLARS IN THOUSANDS)
1994...............................................................  $     768
1995...............................................................        526
1996...............................................................        216
1997...............................................................         20
                                                                     ---------
Total future minimum lease payments................................      1,530
  Less amounts representing interest...............................        129
                                                                     ---------
Present value of net future minimum lease payments.................      1,401
  Less current portion.............................................        688
                                                                     ---------
Lease obligation, noncurrent.......................................  $     713
                                                                     ---------
                                                                     ---------

5.  RELATED PARTY TRANSACTIONS:

    Certain affiliates of these cellular limited partnerships provide services for the system operations, legal, financial, management and administration of these entities. These affiliates are reimbursed for both direct and allocated costs (totaling $57.1 million in 1993 $52.2 million in 1992 and $50.0 million in
1991) related to providing these services. In addition, certain affiliates have established a credit facility with certain partnerships to provide working capital to the partnership. One of the partnerships participates in a centralized cash management arrangement with its general partner. At December 31, 1993

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(CONTINUED)
and 1992, the interest-bearing balance amounted to $29,981,000 and $16,074,000, respectively. Effective January 1, 1989, the general partner pays or charges the Partnership monthly interest, computed using the general partner's average borrowing rate, on the amounts due to or from the Partnership. Interest earned in 1993, 1992 and 1991 was $1,294,000, $1,396,000 and $675,000, respectively.

6.  REGULATORY INVESTIGATIONS:

    The California Public Utilities Commission (CPUC) has issued an Order Instituting Investigation of the regulation of cellular radiotelephone utilities operating in the State of California under Order Number I.88-11-040. The intent of the investigation was to determine the appropriate regulatory objectives for the cellular industry, and whether current regulations applicable to the cellular industry and its operators meet those objectives or should be modified.

    On October 6, 1992, the CPUC adopted an Order which, among other things, imposes an accounting methodology on cellular utilities to separate wholesale and retail costs, permits resellers to operate a reseller switch interconnected to the cellular carrier's facilities, and requires the unbundling of certain wholesale rates to the resellers. On May 19, 1993, the CPUC granted limited rehearing of the decision. In addition, the CPUC rescinded its order to modify the method for allocating costs between wholesale and retail operations.

    On December 17, 1993, the CPUC adopted a new Order Instituting Investigation into the regulation of mobile telephone service and wireless communications, Order Number I.93-12-007. The investigation proposes a regulatory program which would encompass all forms of mobile telephone service. Currently, one of the Partnerships affected is unable to quantify the precise impact of these Orders on its future operations, but that impact may be material to the Partnership under certain circumstances.

    In January 1992, the CPUC commenced a separate investigation of all cellular companies operating in the State to determine their compliance with General Order number 159 (G.O. 159). The investigation will address whether cellular utilities have complied with local, state or federal regulations governing the approval and construction of cellular sites in the State. The CPUC may advise other agencies of violations in their jurisdictions.

    One of the Partnerships affected has prepared and filed the information requested by the CPUC. The CPUC will review the information provided by the Partnership and, if violations of G.O. 159 are found, it may assess penalties against the Partnership. The outcome of this investigation is uncertain and accordingly, no accrual for this matter has been made.

7.  CONTINGENCIES AND COMMITMENTS:

    On June 28,  1993, an  applicant for  an unserved  area license  in the  Los
Angeles market filed an informal objection with the FCC to one of the Partnerships' System Information Update map. The applicant claims the Partnership was not legally authorized to provide service in parts of its described service area. The applicant requests that the FCC correct the Partnership's service area to eliminate such areas and suggests the FCC impose "such sanctions as it deems appropriate." The Partnership filed a response with the FCC in which it reported that, in its review of the applicant's allegations, it found certain errors that were made in its filings but disputed any of these were intentional. The FCC could assess penalties against the Partnership for nonconformance with its license. The outcome of this matter remains uncertain and, accordingly, the Partnership has not recorded an accrual. The Partnership intends to defend its position vigorously.

    The Partnership filed for its 10-year license renewal for the Los Angeles market on August 30, 1993. The Partnership is currently operating with FCC authority while the renewal application is pending resolution of the FCC's decision on claims mentioned above. The Partnership fully expects that its license will be renewed.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(CONTINUED)

    Two agents of a competing carrier have named one of the Partnerships in several complaints against the carrier. The general allegations include violations of California Unfair Practices Act and price fixing. The ultimate outcome of both these actions is uncertain at this time. Accordingly, no accrual for these contingencies has been made. The Partnership intends to defend its position vigorously.

    On November 24, 1993, a class action suit was filed against one of the Partnerships and another cellular carrier alleging conspiracy to fix the price of cellular service in violation of state and federal antitrust laws. The plaintiffs are seeking substantial monetary damages and injunctive relief in excess of $100 million. The outcome of this matter is uncertain and, accordingly, the Partnership has not recorded an accrual. The Partnership intends to defend its position vigorously.

    One of the Partnerships is a party to various other lawsuits arising in the ordinary course of business. In the opinion of management, based on a review of such litigation with legal counsel, any losses resulting from these actions are not expected to materially impact the financial condition of the Partnership.

    Two of the Partnerships provide cellular service and sell cellular telephones to diversified groups of consumers within concentrated geographical areas. The general partner performs credit evaluations of the Partnerships' customers and generally does not require collateral. Receivables are generally due within 30 days. Credit losses related to customers have been within management's expectations.

    One of the Partnerships purchases substantially all of its equipment from one supplier.

    The General Partner of two of the Partnerships entered into agreements with an equipment vendor on behalf of the Partnerships to replace the Partnerships' cellular equipment with new cellular technology which will support both analog and digital voice transmissions.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNITED STATES CELLULAR CORPORATION

                                          By:      /S/  H. DONALD NELSON

                                             -----------------------------------
                                                      H. Donald Nelson
                                           PRESIDENT (CHIEF EXECUTIVE OFFICER)

                                          By:        /S/  K. R. MEYERS

                                             -----------------------------------
                                                        K. R. Meyers
                                          VICE PRESIDENT--FINANCE AND TREASURER
                                              (PRINCIPAL FINANCIAL OFFICER)

                                          By:    /S/  PHILLIP A. LORENZINI

                                             -----------------------------------
                                                    Phillip A. Lorenzini
                                                        CONTROLLER
                                              (PRINCIPAL ACCOUNTING OFFICER)

                                          Dated March 28, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                           TITLE           DATE
- ------------------------------------------------------  ---------  ------------------
                    /S/  H. DONALD NELSON               DIRECTOR     March 28, 1994
      ------------------------------------------
                     H. Donald Nelson
                 /S/  LEROY T. CARLSON, JR.             DIRECTOR     March 28, 1994
      ------------------------------------------
                  LeRoy T. Carlson, Jr.
                     /S/  LEROY T. CARLSON              DIRECTOR     March 28, 1994
      ------------------------------------------
                     LeRoy T. Carlson
                  /S/  WALTER C. D. CARLSON             DIRECTOR     March 28, 1994
      ------------------------------------------
                   Walter C. D. Carlson
                    /S/  MURRAY L. SWANSON              DIRECTOR     March 28, 1994
      ------------------------------------------
                    Murray L. Swanson
                    /S/  PAUL-HENRI DENUIT              DIRECTOR     March 28, 1994
      ------------------------------------------
                    Paul-Henri Denult
                      /S/  ALLAN Z. LOREN               DIRECTOR     March 28, 1994
      ------------------------------------------
                      Allan Z. Loren

- --------------------------------------------------------------------------------
                               INDEX TO EXHIBITS
- --------------------------------------------------------------------------------

  EXHIBIT
    NO.                                          DESCRIPTION OF DOCUMENT                                        PAGE
- ------------  ---------------------------------------------------------------------------------------------     -----
     3.1      Restated  Certificate of Incorporation, as amended, is hereby incorporated by reference to an exhibit to the Company's Amendment No. 2 on Form 8 dated December 28, 1992, to the  Company's
              Report on Form 8-A.
     3.2      Restated  Bylaws,  as amended,  are hereby  incorporated by  reference to  an exhibit  to the
              Company's Amendment No. 2 on Form 8 dated December 28, 1992, to the Company's Report on  Form
              8-A.
     4.1      Restated  Certificate of Incorporation, as amended, is hereby incorporated by reference to an exhibit to the Company's Amendment No. 2 on  Form 8 dated December 28, 1992 to the  Company's
              Report on Form 8-A.
     4.2      Restated  by-laws, as  amended, are  hereby incorporated  by reference  to an  exhibit to the
              Company's Amendment No. 2 on Form 8 dated  December 28, 1992 to the Company's Report on  Form
              8-A.
     4.3      Term  Loan  Agreement between  Northern  Telecom Finance  Corporation  and the  Company dated
              October 1, 1991, is hereby incorporated by  reference to Exhibit 4.6 to the Company's  Annual
              Report on Form 10-K for the year ended December 31, 1991.
     9.1      Voting  Trust Agreement, dated as of June 30, 1989,  with respect to Common Shares of TDS, is hereby incorporated by  reference to an  exhibit to the  Company's Registration Statement  on
              Form S-1 (Registration No. 33-38644).
     9.2      Amendment  dated as of May 9, 1991, to the  Voting Trust Agreement dated as of June 30, 1989, is hereby incorporated by  reference to Exhibit  9.2 to the Company's  Annual Report on  Form
              10-K for the year ended December 31, 1991.
     9.3      Amendment  dated as of November 20, 1992, to the  Voting Trust Agreement dated as of June 30,
              1989, as amended is hereby incorporated by  reference to Exhibit 9.3 to the Company's  Annual
              Report on Form 10-K for the year ended December 31, 1992.
    10.1      Supplemental   Benefit  Agreement  between  the  Company  and  H.  Donald  Nelson  is  hereby incorporated by reference to an exhibit to  the Company's Registration Statement on Form  S-1
              (Registration No. 33-16975).
    10.2 (a)  Revolving  Credit Agreement, between the Company and  TDS, as amended, is hereby incorporated by reference to an exhibit  to Post-Effective Amendment No.  2 to the Company's  Registration
              Statement on Form S-1 (Registration No. 33-23492).
    10.2 (b)  Amendment  dated as of November  15, 1993, to Revolving  Credit Agreement between the Company and TDS.
    10.3      Tax Allocation Agreement, between the Company and TDS, is hereby incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-16975).
    10.4      Cash Management Agreement, between the Company  and TDS, is hereby incorporated by  reference to  an  exhibit  to  the  Company's Registration  Statement  on  Form  S-1  (Registration No.
              33-16975).
    10.5      Registration Rights  Agreement,  between the  Company  and  TDS, is  hereby  incorporated  by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No.
              33-16975).

  EXHIBIT
    NO.                                          DESCRIPTION OF DOCUMENT                                        PAGE
- ------------  ---------------------------------------------------------------------------------------------     -----
    10.6      Exchange  Agreement,  between the  Company and  TDS,  as amended,  is hereby  incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No.
              33-16975).
    10.7      Intercompany Agreement, between the Company and  TDS, is hereby incorporated by reference  to an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-16975).
    10.8      Employee  Benefit Plans  Agreement, between  the Company and  TDS, is  hereby incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No.
              33-16975).
    10.9      Insurance Cost Sharing  Agreement, between  the Company and  TDS, is  hereby incorporated  by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No.
              33-16975).
    10.10     Stock  Option and  Stock Appreciation  Rights Plan,  is hereby  incorporated by  reference to
              Exhibit B to  the Company's definitive  Notice of  Annual Meeting and  Proxy Statement  dated
              April 15, 1991, as filed with the Commission on April 16, 1991.
    10.11     Summary of 1993 Bonus Program for the Senior Corporate Staff of the Company.
    11        Statement regarding computation of per share earnings.
    12        Statement regarding computation of ratios.
    13        Incorporated portions of 1993 Annual Report to Security Holders.
    21        Subsidiaries of the Registrant.
    23.1      Consent of independent public accountants.
    23.2      Consent of independent accountants.
    99        Pro Forma Financial Statements.