Form 10-Q
period 1994-03-31
UNITED STATES CELLULAR CORP
filed 1994-05-12
CIK 821130

--------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   -----------
                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended __________March 31, 1994___________________

                                        OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For     the    transition     period     from     __________________    to
    ______________________


                          Commission File Number 1-9712
    __________________________________________________________________________

                        UNITED STATES CELLULAR CORPORATION
    __________________________________________________________________________
              (Exact name of registrant as specified in its charter)


                 Delaware                              62-1147325
      ------------------------------         ------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

            8410 West Bryn Mawr, Suite 700, Chicago, Illinois    60631
           ------------------------------------------------------------
               (Address of principal executive offices)  (Zip Code)

        Registrant's telephone number, including area code: (312) 399-8900


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes ____X___    No _________

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                     Outstanding at April 29, 1994
         ---------------------------          ------------------------------
         Common Shares, $1 par value                43,901,378 Shares
    Series A Common Shares, $1 par value            33,005,877 Shares

    --------------------------------------------------------------------------

                        UNITED STATES CELLULAR CORPORATION
                       -----------------------------------

                         1ST QUARTER REPORT ON FORM 10-Q
                        ---------------------------------

                                      INDEX
                                     -------




                                                                      Page No.
                                                                      --------

    Part I.   Financial Information

              Management's Discussion and Analysis of
                Results of Operations and Financial Condition          2-14

              Consolidated Statements of Operations -
                Three Months Ended March 31, 1994 and 1993               15

              Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 1994 and 1993               16

              Consolidated Balance Sheets -
                March 31, 1994 and December 31, 1993                   17-18

              Notes to Consolidated Financial Statements               19-22


    Part II.  Other Information                                          23


    Signatures                                                           24

                          Part 1. FINANCIAL INFORMATION
                          ------------------------------


               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
              ------------------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          --------------------------------------------------------------
                             AND FINANCIAL CONDITION
                            -------------------------



    RESULTS OF OPERATIONS
    ----------------------

    United States Cellular Corporation (the "Company" or "USM") owns, operates and invests in cellular markets throughout the United States. USM owns or has the right to acquire both majority and minority interests in 205 cellular markets at March 31, 1994, representing 23,642,000 population equivalents ("pops"). USM managed the operations of 139 cellular markets at March 31, 1994 and expects to manage the operations of four additional markets in the future. Interests in the 62 remaining markets are managed by others. All 62 of these markets were served by operational systems at March 31, 1994. The following table is a summary of the Company's markets and consolidated operations.

                      UNITED STATES CELLULAR CORPORATION

                                                 Three Months Ended
                                           March 31, 1994  March 31, 1993
                                           --------------  --------------
     Majority-Owned, Managed and
     Consolidated Markets: (1)
        Population equivalents (in
           thousands) (2)                         18,521           16,217
        Total population (in thousands)           19,927           17,338
        Customers                                294,000          173,800
        Market penetration                         1.48%            1.00%
        Markets in operation                         120              101
        Cell sites in service                        566              362
        Average monthly revenue per
           customer                                  $76              $79*
        Churn rate per month                        2.3%             2.1%
        Marketing cost per net customer
           addition                                 $711             $798

     Minority-Owned and Managed
     Markets: (3)
        Population equivalents (in
           thousands) (2)                            980            1,285
        Markets in operation                          19               22

     Markets to be Managed: (4)
        Population equivalents (in
           thousands) (2)                            734            1,252
        Markets                                        4               11

     Total Markets Managed and to be
     Managed by USM:
        Population equivalents (in
           thousands) (2)                         20,235           18,754
        Markets                                      143              134

     Markets Managed by Others: (5)
         Population equivalents (in
           thousands) (2)                          3,407            3,400
        Markets in operation                          62               62

     Total Markets:
        Population equivalents (in
          thousands) (2)                          23,642           22,154
          Markets                                    205              196

    * 1993 average monthly revenue per customer has been restated to conform to current year presentation.

    (1) Includes one market managed by a third party in 1994 and 1993, and one wholly owned reseller operation in 1993.

    (2) 1993 Donnelley Marketing Service estimates are used for all years. Includes population equivalents relating to interests which are acquirable in the future.

    (3)  Includes   markets  where the  Company has  the right  to acquire  an interest but did not own an interest at the respective dates (two markets in 1994 and four in 1993).

    (4) Represents markets which are not yet operational or which are managed by third parties until the Company acquires a majority interest in the markets.

    (5) Represents markets in which the Company owns or has the right to acquire a minority or other noncontrolling interest and which are managed by others.

    The Company's consolidated results of operations include 100% of the revenues and expenses of the systems serving majority-owned and managed markets plus its corporate office operations. The March 31, 1994 consolidated results of operations include 120 markets with a total population of 19.9 million, compared to 101 markets with a total population of 17.3 million in 1993.

    Investment income includes the Company's share of the net income or loss of the minority-owned and managed markets and also includes the Company's share of the net income or loss of those markets managed by others for which the Company follows the equity method of accounting. USM follows the cost method of accounting for its remaining interests in markets managed by others. This information is shown in the table below.

                                                            March 31,
                                                       1994           1993
                                                      -----------------------
     Minority-owned and Managed                             17             18

     Managed by Others - Equity Method                      16             16
                                                      ------------------------
            Total Markets Included in Investment            33             34
                                                      ========================
     Managed by Others - Cost Method                        46             47
                                                      ========================

    Operating results for the first quarter of 1994 primarily reflect improvement in the Company's more established markets (those 101 markets consolidated at March 31, 1993), the acquisition of majority interests in 17 operational markets and the start-up expenses associated with initiating operations in three additional majority-owned and managed markets since March 31, 1993. Operating revenues, driven primarily by increases in customers served, rose $24.8 million, or 60%. Operating expenses rose $22.4 million, or 50%. Operating cash flow (operating loss before minority share plus depreciation and amortization expense) increased $7.4 million, or 117%. The Company changed its financial reporting presentation for outbound, or pass-through, roamer revenue during the first quarter of 1994. Pass-through roamer revenue is now treated as an offset to the expense charged by other cellular carriers to the Company's markets for this roaming service, and the net amount is included in system operations expense. Service revenues and system operations expense for 1993 have been reclassified for the effect of this change in presentation. This change in presentation will allow more comparability of the Company's revenues and margins to other companies in the cellular industry.

    Investment and other income increased $2.3 million due primarily to increases in investment income. Investment income increased $2.1 million mostly due to improved results in markets managed by others. Interest expense decreased $3.7 million primarily due to a reduction in the amount owed under a Revolving Credit Agreement with USM's parent company, Telephone and Data Systems, Inc. ("TDS"), as a result of the Company's 1993 rights offering. USM used financing from TDS as a major source of external funding requirements during the first quarter of 1994. Net loss totaled $1.8 million in 1994 compared to $9.2 million in 1993, primarily reflecting improved operating results, increased investment income and decreased interest expense.

    The Company expects to add 11 markets to consolidated operations by the end of 1994. The Company currently owns a minority interest in and manages eight of these markets. The Company expects to acquire a majority interest in these eight markets and one additional market and begin operations in two markets in which it currently owns a majority interest by the end of 1994. Management anticipates that operating losses from and funding requirements for these markets and for markets which recently began operations could result in operating losses for the Company over the next several quarters.

    Operating Revenues
    -------------------

    Operating revenues totaled $66.2 million in 1994, up $24.8 million, or 60%, over 1993. The effect of market acquisitions and start-ups increased operating revenues $7.6 million, or 18%, in 1994. This effect is defined as: (i) the operations of markets added to the consolidated group in 1994 since their respective dates of acquisition, plus (ii) for any market added to the consolidated group in 1993, the portion of 1994 operations which correspond to that portion of 1993 prior to the market's addition to the consolidated group.

    Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to the Company's local retail customers who use the local systems operated by the Company; (ii) charges to customers of other systems who use the Company's cellular systems when roaming ("inbound roamer"); and (iii) charges for long-distance calls made on the Company's systems. Service revenues exclude pass-through roamer revenue as discussed above. Service revenues for 1993 have been reclassified to conform to current year presentation. Service revenues totaled $63.4 million in 1994, up $24.2 million, or 62%, over 1993. The increase was primarily due to the growing number of local retail customers and the growth in inbound roamer revenue. The effects of acquisitions increased service revenues $7.1 million, or 18%, in 1994. Average monthly service revenue per customer totaled $76 in 1994 compared to $79 in 1993. The 4% decrease in average monthly service revenue per customer in 1994 was primarily a result of the decline in average local minutes of use per retail customer and a decrease in per customer inbound roamer revenue. Management anticipates that average monthly service revenue per customer will continue to decrease as local minutes of use per customer decline and as the growth rate of the Company's customer base exceeds the growth rate of inbound roamer revenue.

    Revenue from local customers' usage of USM's systems increased $14.9 million, or 63%, in 1994. Growth in the number of customers in the systems serving the Company's consolidated markets was the primary reason for the increase in local revenue. The number of customers increased 69% to 294,000 at March 31, 1994 from 173,800 at March 31, 1993. Excluding the effects of acquisitions and dispositions, the Company's consolidated markets added 100,000 customers since March 31, 1993. Of these additions, 86,800 were in markets in service and consolidated at March 31, 1993, representing a 50% increase over the 173,800 customers served at March 31, 1993. While the percentage increase is expected to be lower in future periods, management anticipates that the total number of net customer additions will increase. The effects of acquisitions increased local revenue $4.1 million, or 17%, in 1994.

    Average monthly retail revenue per customer declined to $46 in 1994 from $48 in 1993. Monthly local minutes of use per customer averaged 89 in 1994 compared to 100 in 1993. This decline in average local minutes of use follows an industry-wide trend and is believed to be related to the tendency of the early customers in a market to be the heaviest users. It also reflects the Company's and the industry's continued penetration of the consumer market, which tends to include more lower-usage customers.

    Inbound roamer revenue increased $7.2 million, or 57%, in 1994. This increase was attributable to the rise in the number of customers from other systems using the Company's systems when roaming. Also contributing were the increased number of Company-managed systems and cell sites within those systems. Monthly inbound roamer revenue per customer averaged $24 in 1994 and $25 in 1993. The effects of acquisitions increased inbound roamer revenue $2.5 million, or 20%, in 1994.

    Long-distance revenue increased $2.1 million, or 95%, in 1994 as the volume of long-distance calls billed by the Company increased. Monthly long-distance revenue per customer averaged $5 in 1994 and 1993.

    Equipment sales revenues totaled $2.9 million in 1994, up $537,000, or 23%, over 1993. Equipment sales reflect the sale of 28,700 and 11,700 cellular telephone units in 1994 and 1993, respectively, plus installation and accessories revenue. The average revenue per unit was $100 in 1994 compared to $200 in 1993. The average revenue per unit decline partially reflects the Company's decision to reduce sales prices on cellular telephones to increase the number of customers, to maintain its market position and to meet competitive prices as well as to reflect reduced manufacturers' prices. Also, during the first quarter of 1994, the Company used promotions which were based on increased equipment discounting. The success of these promotions led to both an increase in units sold and a decrease in average equipment sales revenue per unit. The effects of acquisitions increased equipment sales revenues $483,000, or 21%, in 1994.

    Operating Expenses
    -------------------

    Operating expenses totaled $67.2 million in 1994, up $22.4 million, or 50%, over 1993. The effect of market acquisitions and start-ups increased expenses $10.2 million, or 23%, in 1994.

    System operations expenses increased $2.9 million, or 42%, in 1994 as a result of increases in customer usage expenses and costs associated with operating the Company's increased number of cellular systems and with the increased number of cell sites within those systems. System operations expense includes pass-through roamer revenue as an offset to the expense charged by other carriers to the Company's markets for this roaming service. System operations expense for 1993 has been reclassified to conform to current year presentation. Costs are expected to continue to increase as the number of cell sites within the Company's systems grows. Customer usage expenses represent charges from other telecommunications service providers for USM's customers' use of their facilities as well as for the Company's inbound roamer traffic on these facilities, offset somewhat by pass-through roamer revenue. These expenses include local interconnection to the landline network, toll charges and roamer expenses from the Company's customers' use of systems other than their local systems. Customer usage expenses were $4.1 million in 1994 compared to $3.7 million in 1993, and represented 7% of service revenues in 1994 and 9% in 1993. Maintenance, utility and cell site expenses grew $2.4 million, or 76%, in 1994, primarily reflecting increases in the number of cell sites in the systems serving all majority-owned and managed markets, from 362 in 1993 to 566 in 1994. The effects of acquisitions increased system operations expenses $2.0 million, or 29%, in 1994.

    Marketing and selling expenses increased $4.7 million, or 51%, in 1994. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions; promotional expenses; local advertising; and public relations expenses. The 1994 increase was primarily due to a 91% rise in the number of gross customer activations, from 24,000 in the first quarter of 1993 to 46,000 in 1994. Excluding acquisitions, the Company added 27,000 net new customers in 1994 compared to 13,600 in 1993, a 99% increase. The effects of acquisitions increased marketing and selling expenses $2.3 million, or 25%, in 1994.

    Cost of equipment sold increased $4.1 million, or 107%, in 1994. The increase reflects the growth in unit sales related to both the rise in gross customer activations made through the Company's direct and retail distribution channels and the first quarter 1994 promotional sales which were discussed previously, offset somewhat by falling manufacturer prices per unit. The average cost to the Company of a telephone unit sold, including accessories and installation, was $279 in 1994 compared to $331 in 1993. The effects of acquisitions increased cost of goods sold $1.1 million, or 29%, in 1994.

    General and administrative expenses increased $5.6 million, or 37%, in 1994. These expenses include the cost of operating the Company's local business offices and its corporate expenses. This increase includes the effects of an increase in the number of consolidated markets, increases in expenses required to serve the growing customer base in existing markets and an expansion of both local office and corporate staff, necessitated by growth in the Company's business and the start-up and acquisition of additional operations. The Company is using an ongoing clustering strategy to combine local operations wherever feasible in order to gain operational efficiencies and reduce its administrative expenses. The effects of acquisitions increased direct field-related general and administrative expenses $2.7 million, or 18%, in 1994.

    Depreciation expense increased $3.1 million, or 55%, in 1994, reflecting an increase in the average fixed asset balance of 54% since March 31, 1993. The effects of acquisitions increased depreciation expense $859,000, or 16%, in 1994.

    Amortization of intangibles increased $2.0 million, or 47%, in 1994, primarily due to an increase in license costs as a result of the acquisitions of or the commencement of service in 20 markets since March 31, 1993. License costs related to consolidated markets increased $259 million, or 41%, since March 31, 1993. The effects of acquisitions increased amortization of intangibles $1.3 million, or 32%, in 1994.

    Operating Loss before Minority Share
    ------------------------------------

    Operating loss before minority share totaled $1.0 million in 1994 compared to $3.4 million in 1993. The operating loss margin (as a percent of service revenues) improved to (2%) in 1994 from (9%) in 1993. The decrease in the 1994 operating loss reflects improved results in the more established markets and increased revenues resulting from the growth in the number of customers served by the Company's systems, partially offset by costs associated with the growth of the Company's operations and increased losses on equipment sales. The effects of acquisitions contributed $2.6 million to the operating loss before minority share in 1994.

    The Company expects service revenues to continue to grow during 1994 as it adds customers and cell sites to its existing systems, realizes a full year of revenues from customers and cell sites added in 1993, completes acquisitions of operational systems and begins operations in new markets. Additionally, the Company expects expenses to increase significantly in 1994 as it incurs expenses for markets and cell sites added in 1993, incurs expenses associated with customer and system growth, acquires existing markets and initiates service in new markets. At least 11 markets are expected to be added to consolidated operations before the end of 1994. Of these, nine markets (eight of which are currently minority-owned and managed by the Company) were operational at March 31, 1994. The Company expects to acquire a majority interest in these markets, and begin operations in two markets in which it currently owns a majority interest, before the end of 1994. Upon the commencement of operations in the new markets and upon completion of any related acquisitions, the Company will begin to amortize the related license costs. The Company expects that the costs related to acquiring, constructing and operating its markets may exceed revenues over the next few quarters. As a result, operating losses before minority share could be generated over the next several quarters.

    Investment and Other Income
    ----------------------------

    Investment and other income totaled $5.3 million in 1994 and $3.0 million in 1993. Investment income was $5.2 million in 1994, a $2.1 million, or 69%, increase over 1993. The Company's share of the income or loss from the markets managed by others that are accounted for by the equity method totaled $5.1 million in 1994 compared to $3.3 million in 1993. There were 16 such markets in 1994 and 1993. The Company's share of income from minority-owned markets it manages totaled $71,000 in 1994 compared to losses of $239,000 in 1993. There were 17 such markets in 1994 and 18 in 1993.

    Interest and Income Taxes
    -------------------------

    Interest expense decreased $3.7 million, or 48%, in 1994, on a 52% decrease in the average amount of debt outstanding. Interest expense is primarily related to borrowings under the Revolving Credit Agreement with TDS and borrowings under a vendor financing agreement. Borrowings under the Revolving Credit Agreement bear interest at a floating rate equal to prime plus 1.5% (for a rate of 7.75% at March 31, 1994) and are used to finance the acquisitions of cellular interests, system construction and working capital requirements, and investments in and advances to entities in which the Company has a minority interest. In the fourth quarter of 1993, the Company completed a rights offering to its common shareholders the proceeds of which were used to repay approximately $378 million in debt outstanding under the Revolving Credit Agreement. Interest expense relating to the Revolving Credit Agreement was $3.0 million in 1994 and $6.6 million in 1993. The average amount of debt outstanding under the Revolving Credit Agreement was $164.3 million in the first quarter of 1994 and $345.6 million in 1993. The average interest rate on such debt was 7.4% in 1994 and 7.6% in 1993.

    Most of the borrowings under the vendor financing agreement bear interest at a rate of 2.3% over the 90-day Commercial Paper Rate of high-grade, unsecured notes (for a rate of 6.2% at March 31, 1994). The remainder of such borrowings bear interest at a rate approximating the prime rate (6.25% at March 31, 1994). Borrowings under the vendor financing agreement were used to finance certain of USM's equipment purchases and construction costs. Interest expense related to the vendor financing agreement was approximately $902,000 in 1994 and $1.1 million in 1993. The average amount of debt under the vendor financing agreement was $61.0 million in the first quarter of 1994 and $68.3 million in 1993. The average interest rate on such debt was 6.0% in 1994 and 5.7% in 1993.

    The completion of pending acquisitions, continued capital expenditures and investments in and advances to entities in which the Company has a minority interest will require additional funding over the next few years. These funding requirements are anticipated to be at least partially met through additional debt, which will likely result in increased interest expense as debt balances increase. Additional borrowings also may be required to fund additional future acquisitions and their construction and operations. See "Financial Resources and Liquidity."

    Income tax expense was $980,000 in 1994 and $329,000 in 1993. Income tax expense includes the federal income taxes of a consolidated subsidiary not included in the TDS consolidated federal income tax return. State income tax expense in 1994 was primarily related to subsidiaries generating taxable income after utilization of state net operating losses. USM is included in a consolidated federal income tax return with other members of the TDS consolidated group. TDS and USM are parties to a Tax Allocation Agreement under which USM is able to carry forward its losses and credits and use them to offset any current or future income tax liabilities to TDS. The amount of the federal net operating loss carryforward available to offset future taxable income aggregated approximately $148.2 million at December 31, 1993, and expires between 2002 and 2008. The amount of the state net operating loss carryforward available to offset future taxable income aggregated approximately $197.1 million at December 31, 1993, and expires between 1998 and 2008.

    Net (Loss)
    ----------

    Net (loss) totaled ($1.8 million) in 1994 compared to ($9.2 million) in 1993. The 1994 improvement resulted from improved operating results in the established markets, increased investment income and decreased interest expense, offset by the effects of the addition of new markets. Net (loss) per share was ($.02) in 1994 compared to ($.17) in 1993, primarily reflecting the decrease in net loss and the increase in weighted average Common and Series A Common Shares outstanding. The weighted average number of Common and Series A Common Shares outstanding for 1994 increased 39% over the shares outstanding for 1993 primarily as a result of Common Shares issued in connection with acquisitions and Common and Series A Common Shares issued in connection with the 1993 rights offering.

    TDS owned an aggregate of 62,487,904 shares of common stock of the Company at March 31, 1994, representing over 81% of the combined total of the Company's outstanding Common and Series A Common Shares and over 96% of their combined voting power. Assuming the Company's Common Shares are issued in all instances in which the Company has the choice to issue its Common Shares or other consideration and assuming all issuances of the Company's common stock to TDS and third parties for completed and pending acquisitions and redemptions of the Company's Preferred Stock and TDS's Preferred Shares had been completed at March 31, 1994, TDS would have owned approximately 79.6% of the total outstanding common stock of the Company and controlled over 95% of the combined voting power of both classes of its common stock. In the event TDS's ownership of the Company falls below 80% of the total value of all of the outstanding shares of the Company's stock, TDS and the Company would be deconsolidated for federal income tax purposes. TDS and the Company have the ability to defer or prevent deconsolidation, if deferring or preventing deconsolidation would be advantageous, by delivering

    TDS Common Shares and/or cash in lieu of the Company's Common Shares in connection with certain acquisitions.

    Accounting for Postemployment Benefits
    --------------------------------------

    The Company adopted Statement of Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits" effective January 1, 1994. SFAS No. 112 requires employers to recognize the obligation to provide benefits to former or inactive employees after employment but before retirement. The adoption of SFAS No. 112 in 1994 had an immaterial effect on net loss and loss per share.

    Accounting for Certain Investments in Debt and Equity Securities
    ----------------------------------------------------------------

    The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company has recorded an unrealized loss on its Marketable Equity Securities (classified as available-for-sale securities) of $1.8 million for the first quarter of 1994. This unrealized loss is excluded from earnings and reported in shareholders' equity.

    FINANCIAL RESOURCES AND LIQUIDITY

    The Company operates a capital- and marketing-intensive business. Rapid growth in markets operated by the Company and customers served has caused financing requirements for acquisitions, construction and operations to exceed internally generated cash flow. The Company requires capital to complete acquisitions in process, to fund construction and operating expenses of the cellular systems it operates, to fund investments in minority partnership interests in other cellular markets and to pay principal and interest on its outstanding debt. Management anticipates that each new cellular market the Company acquires and places in service will require significant capital expenditures and will incur substantial losses during its initial operating stage. The Company has experienced operating losses and net losses in all but a few quarters since its inception. The Company has obtained substantial funds from external sources during the past several years.

    Cash flows from operating activities provided $13.2 million in 1994 and required $1.9 million in 1993. Operating cash flow (operating loss before minority share plus depreciation and amortization expense) provided cash totaling $13.7 million in 1994 and $6.3 million in 1993. The 1994 increase in operating cash flow primarily reflects improvement in the more mature markets. The effects of acquisitions decreased operating cash flow $445,000, or 7%, in 1994. Cash flows from other operating activities (investment and other income, interest expense, changes in working capital and changes in other assets and liabilities) required cash investments totaling $522,000 in 1994 and $8.2 million in 1993.

    Cash flows from financing activities provided $27.9 million in 1994 and $24.7 million in 1993. Cash flows from financing activities include cash flows from borrowings under the Revolving Credit Agreement with TDS, vendor financing transactions and sales of Common Shares. Borrowings under the Revolving Credit Agreement with TDS totaling $31.4 million and $31.2 million provided a majority of the Company's external financing requirements in 1994 and 1993, respectively.

    Cash flows from investing activities required cash totaling $38.3 million in 1994 and $23.9 million in 1993. Such cash requirements primarily consisted of cash additions to property, plant, and equipment and cash requirements for acquisitions and for investments in cellular markets. Cash expenditures for property, plant and equipment totaled $31.2 million in 1994 (of which $12.7 million relates to 1993 additions), representing the construction of 29 cell sites and other plant additions. Cash expenditures for property, plant and equipment totaled $18.2 million in 1993 (of which $5.4 million relates to 1992 additions), representing the construction of 17 cell sites and other plant additions.

    Anticipated capital requirements for 1994 reflect the Company's construction and system expansion program, funding of working capital needs, investments in entities in which the Company has a minority interest, scheduled debt repayments and pending acquisitions. The Company's consolidated construction budget for 1994 is approximately $140 million, including anticipated expenditures for both enhancements to existing systems and construction of new systems. Planned expenditures for enhancements of existing majority-owned cellular systems, including additional radio channel capacity as well as new cell sites, total about $120 million. Anticipated expenditures for construction of switching offices and digital expansion total $7 million. Investments in partnerships, primarily in minority-owned and managed markets, are expected to total $5 million in 1994.

    The Company is expanding its operations through acquisitions. During the first quarter of 1994, the Company completed the acquisition of controlling interests in six markets and several additional minority interests. During the first quarter of 1993, the Company completed the acquisition of controlling interests in ten markets and several additional minority interests. Some of the markets acquired during 1994 and 1993 were subject to acquisition agreements which were entered into prior to the year in which the acquisitions were completed. The following table summarizes the consideration issued for these acquisitions.

    COMPLETED ACQUISITIONS                   Three Months Ended March 31,
                                             -----------------------------
                                                 1994              1993
                                              -------------  -------------
                                                     (in millions)

    Pops Acquired                                       .8           2.0
    Total Consideration                       $       98.7   $     136.2

    Details of Total Consideration:

    USM Common Shares
        Shares Issued                                  2.9           1.7
        Recorded Cost                         $       92.5   $      36.1

    USM Common Shares to be issued
      in the future (mostly in 1994)
        Shares Issuable                               --              .1
        Recorded Cost                         $       --     $       3.0

    Revolving Credit Agreement - TDS                    .2          91.8

    Cancellation of Notes Receivable                   1.4          --

    Cash                                      $        4.6   $       5.3

    Of the total 1994 and 1993 consideration, the debt under the Revolving Credit Agreement and the USM Common Shares were issued to TDS to reimburse TDS for TDS Common Shares issued and issuable and cash paid to third parties in connection with 1994 and 1993 acquisitions. Additionally, the Company had commitments at March 31, 1994, to issue 1.0 million Common Shares in 1994 through 1996 related to certain completed acquisitions. The Company and TDS have the option to deliver TDS Common Shares and/or cash in lieu of the Company's Common Shares in connection with certain of these acquisitions.

    The Company has an ongoing acquisition program, the funding requirements of which may be substantial. The Company maintains an ongoing acquisition program to seek to maximize its future potential, including seeking opportunities to combine operations and achieve increased economies of scale. These economies of scale include the sharing of market personnel, equipment and office resources. The Company plans to continue its acquisition program as long as it is feasible to acquire cellular interests that fit into its business objectives.

    At March 31, 1994, the Company, or TDS for the benefit of the Company, had agreements pending to acquire controlling interests in three markets and several minority interests. The following table summarizes the consideration to be issued by USM for these acquisitions if they are completed as planned.

    PENDING ACQUISITIONS                 March 31, 1994
    --------------------                 --------------
                                         (in millions)

    Pops to be Acquired                      .5
    Estimated Consideration to be Paid   $ 34.9

    Details of Consideration:

    USM Common Shares
       Shares to be Issued                  1.1
       Estimated Cost at Agreement Date  $ 33.9

    Revolving Credit Agreement - TDS         .3

    Equity Contribution from TDS         $   .7


    Cellular interests acquired by TDS in these transactions are expected to be assigned to the Company and at the time this occurs the Company will reimburse TDS for TDS's consideration delivered and costs incurred in such acquisitions. Of the consideration for these pending acquisitions, the debt under the Revolving Credit Agreement and 1.0 million of the USM Common Shares are to be issued to TDS to reimburse TDS for TDS Common Shares to be issued and cash to be paid to third parties in connection with these pending acquisitions. A majority of the 1.1 million Common Shares to be issued in connection with pending acquisitions are expected to be issued in 1994.

    In addition to the agreements above, the Company has agreements to acquire interests representing 150,000 population equivalents in one market. The consideration for this acquisition will be determined based on a future appraisal of the fair market value of the interest to be acquired.

    TDS and USM are parties to a legal proceeding before the Federal Communications Commission ("FCC") involving its cellular license in a Wisconsin Rural Service Area. Pending the resolution of the issues in the Wisconsin proceeding, further FCC grants to TDS and its subsidiaries will be conditioned on the outcome of that proceeding. TDS's and USM's ability to sell or exchange properties with third parties while such proceeding is pending may be affected. See Note 15 of Notes to Consolidated Financial Statements, Legal Proceedings (La Star Application), in the Company's 1993 Annual Report to Shareholders for a discussion of the proceeding involving the Wisconsin Rural Service Area and the La Star proceeding. As discussed in a Form 8-K dated March 30, 1994, the FCC's decision in the La Star proceeding was vacated and remanded to the FCC for further proceedings by a federal court of appeals. The Company is evaluating what impact the court's decision in the La Star matter may have on the Wisconsin proceeding.

    Liquidity
    ---------

    The Company anticipates that the aggregate resources required for the remainder of 1994 will include approximately: (i) $122 million for capital spending; and (ii) $9 million of scheduled debt repayments. Additionally, the Company anticipates it will reimburse TDS, as each acquisition is completed, for TDS Common Shares valued at approximately $32.4 million to be issued and $800,000 in cash to be paid by TDS to third parties in connection with acquisitions anticipated to be primarily completed by the end of 1994. The reimbursement to TDS is expected to be in the form of 1.0 million Common Shares of the Company. Not included in the above amounts are acquisitions that may be signed during the remainder of 1994. These potential acquisitions may require substantial funding for both their acquisition and operation during the remainder of 1994.

    At March 31, 1994, the Company had $9.0 million of cash and cash equivalents, $73 million remaining under the $250 million Revolving Credit Agreement with TDS as amended effective November 15, 1993, and $6 million of anticipated minority partner capital contributions. Additionally, the Company anticipates generating positive cash flows from operating activities during the remainder of 1994.

    Pursuant to the Revolving Credit Agreement, the Company may borrow up to an aggregate of $250 million from TDS, at an interest rate equal to 1.5% above the prime rate. The advances made by TDS under the Revolving Credit Agreement are unsecured. Interest on the balance due under the Revolving Credit Agreement is payable quarterly and no principal is payable until March 31, 1996, subject to acceleration under certain circumstances, at which time the entire principal balance then outstanding is scheduled to become due and payable. The Company may prepay the balance due under the Revolving Credit Agreement at any time, in whole or in part, without premium.

    The Company anticipates requiring substantial funding to acquire cellular markets and build and operate cellular systems during the remainder of 1994. The timing and amount of such funding requirements will depend on the timing of the completion of pending acquisitions, the number of additional licenses acquired by the Company, the construction and operational plans for the individual cellular projects, and other relevant factors. The Company will need to raise additional capital to meet these requirements. These additional requirements may be met through additional borrowings from TDS, the issuance of equity or debt securities or a combination thereof, vendor financing, bank financing, or the sale of assets. There can be no assurance that sufficient funds will be made available to the Company on terms or at prices acceptable to the Company. If sufficient funding is not made available to the Company on terms and prices acceptable to the Company, the Company would have to reduce its construction, development and acquisition programs. In the long term, reduction of the Company's construction, development and acquisition programs would have a negative impact on the ability of the Company to increase its consolidated revenues and cash flows.

                          UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                         ----------------------------------------------------
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                 -------------------------------------
                                               Unaudited
                                               ---------

                                                           Three Months Ended
                                                                March 31,
                                                     -----------------------------
                                                         1994             1993
                                                     -----------     -------------
                                                         (Dollars in thousands,
                                                        except per share amounts)
    OPERATING REVENUES
     Service                                         $   63,361      $   39,132
     Equipment sales                                      2,872           2,336
                                                     ----------      ----------
       Total Operating Revenues                          66,233          41,468
                                                     ----------      ----------

    OPERATING EXPENSES
     System operations                                    9,730           6,850
     Marketing and selling                               14,054           9,311
     Cost of equipment sold                               8,009           3,871
     General and administrative                          20,726          15,125
     Depreciation                                         8,622           5,549
     Amortization of intangibles                          6,096           4,142
                                                     ----------      ----------

       Total Operating Expenses                          67,237          44,848
                                                     ----------      ----------

    OPERATING (LOSS) BEFORE MINORITY SHARE               (1,004)         (3,380)
     Minority share of operating (income)                (1,118)           (767)
                                                     ----------      ----------

    OPERATING (LOSS)                                     (2,122)         (4,147)
                                                     ----------      ----------

    INVESTMENT AND OTHER INCOME
     Investment income                                    5,191           3,065
     Amortization of license and deferred costs
       related to investments                              (244)           (234)
     Interest income                                        639             670
     Other (expense), net                                  (324)           (546)
                                                     ----------      ----------

       Total Investment and Other Income                  5,262           2,955
                                                     ----------      ----------

    INCOME (LOSS) BEFORE INTEREST AND INCOME TAXES        3,140          (1,192)
     Interest expense - affiliated                        3,032           6,572
     Interest expense - other                               959           1,115
                                                     ----------      ----------

    (LOSS) BEFORE INCOME TAXES                             (851)         (8,879)
     Income tax expense                                     979             329
                                                     ----------      ----------

    NET (LOSS)                                       $   (1,830)     $   (9,208)
                                                     ==========      ==========

    WEIGHTED AVERAGE COMMON
     AND SERIES A COMMON SHARES (000s)                   75,140          53,991

    NET (LOSS) PER COMMON AND
     SERIES A COMMON SHARE                           $     (.02)     $     (.17)
                                                     ==========      ==========

                     The accompanying notes to consolidated financial statements are an integral part of these statements.

                          UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                         ----------------------------------------------------
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                --------------------------------------
                                               Unaudited
                                               ---------
                                                           Three Months Ended
                                                                March 31,
                                                     -----------------------------
                                                         1994             1993
                                                     -----------     -------------
                                                         (Dollars in thousands,
    CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                      $   (1,830)     $   (9,208)
     Add (Deduct) adjustments to reconcile net
       (loss) to net cash provided (required) by
       operating activities
         Depreciation and amortization                   14,962           9,925
         Investment income                               (5,191)         (3,065)
         Minority share of operating income               1,118             767
         Other noncash (income) expense                     846             (16)
         Change in accounts receivable                   (2,837)           (293)
         Change in accounts payable                        (642)         (5,097)
         Change in accrued interest                       2,975           6,513
         Change in accrued taxes                          1,931             154
         Change in other assets and liabilities           1,861          (1,581)
                                                     ----------      ----------
                                                         13,193          (1,901)
                                                     ----------      ----------

    CASH FLOWS FROM FINANCING ACTIVITIES
     Long-term debt borrowings                               --              64
     Repayment of long-term debt                         (3,095)         (7,390)
     Change in Revolving Credit Agreement                31,384          31,235
     Common Shares issued                                   223              58
     Minority partner capital contributions                (657)            733
                                                     ----------      ----------

                                                         27,855          24,700
                                                     ----------      ----------

    CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment         (31,153)        (18,163)
     Investments in and advances to minority
       partnerships                                      (5,103)         (5,450)
     Distributions from partnerships                      4,659           4,485
     Acquisitions, excluding cash acquired               (3,943)         (4,749)
     Other investments                                   (2,761)             --
                                                     ----------      ----------

                                                        (38,301)        (23,877)
                                                     ----------      ----------

    NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                     2,747          (1,078)

    CASH AND CASH EQUIVALENTS-
     Beginning of period                                  6,274           4,130
                                                     ----------      ----------

     End of period                                   $    9,021      $    3,052
                                                     ==========      ==========

                     The accompanying notes to consolidated financial statements are an integral part of these statements.

                          UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                          ---------------------------------------------------
                                      CONSOLIDATED BALANCE SHEETS
                                      ---------------------------
                                                ASSETS
                                                -------

                                           (Unaudited)
                                         March 31, 1994        December 31, 1993
                                         --------------        -----------------
                                                (Dollars in thousands)
    CURRENT ASSETS
     Cash and cash equivalents           $     8,249           $     5,971
     Affiliated cash investments                 772                   303
     Accounts receivable
       Customers                              17,054                14,555
       Roaming                                14,060                13,484
       Affiliates                              3,412                 2,880
       Other                                   2,893                 3,714
     Inventory                                 2,476                 2,529
     Prepaid and other current assets          2,783                 2,597
                                         -----------          ------------
                                              51,699                46,033
                                         -----------          ------------


    PROPERTY, PLANT AND EQUIPMENT
     In service                              328,902               306,118
     Less accumulated depreciation            70,355                59,704
                                         -----------          ------------
                                             258,547               246,414
                                         -----------          ------------

    INVESTMENTS
     Cellular partnerships - equity           77,978                77,178
     Cellular partnerships - cost             12,719                12,926
     Licenses, net of amortization           917,044               824,491
     Marketable equity securities             15,792                17,584
     Notes and interest receivable             6,963                 7,701
                                         -----------          ------------
                                           1,030,496               939,880
                                         -----------          ------------

    DEFERRED CHARGES
     Deferred start-up costs                   4,689                 5,000
     Other deferred charges                   10,630                 8,069
                                         -----------          ------------
                                              15,319                13,069
                                         -----------          ------------

     Total Assets                        $ 1,356,061           $ 1,245,396
                                         ===========          ============

                     The accompanying notes to consolidated financial statements are an integral part of these statements.

                          UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                          ---------------------------------------------------
                                      CONSOLIDATED BALANCE SHEETS
                                      ---------------------------
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                 ------------------------------------
                                                     (Unaudited)
                                                   March 31, 1994       December 31, 1993
                                                   --------------       -----------------
                                                          (Dollars in thousands)

    CURRENT LIABILITIES
     Current portion of long-term debt and
       preferred stock                             $    21,082          $    12,663
     Accounts payable
       Affiliates                                        5,913                4,454
       Other                                            24,361               39,126
     Accrued interest, primarily to affiliates           3,023                5,785
     Customer deposits and deferred revenues             4,678                3,909
     Other current liabilities                          11,497                8,482
                                                   -----------         ------------
                                                        70,554               74,419
                                                   -----------         ------------

    REVOLVING CREDIT AGREEMENT - TDS                   177,023              141,524
                                                   -----------         ------------

    LONG-TERM DEBT, excluding current portion           47,993               51,130
                                                   -----------         ------------

    DEFERRED LIABILITIES AND CREDITS
     Income taxes                                        2,702                2,390
     Other                                               1,002                1,378
                                                   -----------         ------------
                                                         3,704                3,768
                                                   -----------         ------------
    REDEEMABLE PREFERRED STOCK, excluding
     current portion                                     9,597               18,828
                                                   -----------         ------------
    MINORITY INTEREST                                   15,406               15,599
                                                   -----------         ------------

    COMMON SHAREHOLDERS' EQUITY
     Common Shares, par value $1 per share              43,857               36,960
     Series A Common Shares, par value $1 per share     33,006               33,006
     Additional paid in capital                      1,038,062              867,947
     Common Shares issuable, 1,038,552 shares and
       4,966,719 shares, respectively                   19,739              103,266
     Retained (deficit)                               (102,880)            (101,051)
                                                   -----------         ------------
                                                     1,031,784              940,128
                                                   -----------         ------------
     Total Liabilities and Shareholders' Equity    $ 1,356,061          $ 1,245,396
                                                   ===========         ============

                      The accompanying notes to consolidated financial statements are an integral part of these statements.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    1. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
       information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

       The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 1994 and December 31, 1993, and the results of operations and cash flows for the three months ended March 31, 1994 and 1993. The results of operations for the three months ended March 31, 1994 and 1993, are not necessarily indicative of the results to be expected for the full year.

    2. The Company implemented SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in one of three categories: a) held-to-maturity securities, reported at amortized cost; b) trading securities, reported at fair value; and c) available-for-sale securities, reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

       Information regarding the Company's securities is summarized below.

                            Aggregate      Gross Unrealized  Gross Unrealized     Amortized
                           Fair Value        Holding Gains    Holding Losses      Cost Basis
                          -------------     --------------   ----------------    -----------
                                           (Dollars in thousands)
       Available-for-sale
         Equity securities  $ 15,792           $    ---          $  2,418          $ 18,210

       The Company's net unrealized holding loss on available-for-sale securities, $1.8 million in the first quarter of 1994, has been included as a reduction of common stockholders' equity. No sales of these securities have occurred during the quarter.

    3. Net (Loss) per Common Share for the three months ended March 31, 1994 and 1993 was computed by dividing Net (Loss) by the weighted average number of Common Shares and Series A Common Shares outstanding during the period.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    4. Certain of the cellular acquisitions closed during 1993, 1992, 1991 and 1990 require USM to deliver Common Shares in the future. USM is required to issue Common Shares to third parties as follows:
                                                Common Shares
                                                  Issuable
                                           -----------------------

                        1994                         596,716
                        1995                         263,013
                        1996                         178,823
                                                   ---------
                                                   1,038,552
                                                   =========


    5. Assuming that acquisitions accounted for as purchases during the period January 1, 1993, to March 31, 1994, had taken place on January 1, 1993, pro forma results of operations would have been as follows:

                                                                    Three Months Ended
                                                                          March 31
                                                                  ------------------------
                                                                    1994          1993
                                                                  ----------    ----------
                                                                  (Dollars in thousands,
                                                                   except per share amounts)

       Service Revenues                                           $ 63,498     $ 44,415
       Equipment Sales                                               2,881        2,693
       Interest Expense (including cost to finance acquisitions)     3,992        8,405
       Net (Loss)                                                   (2,008)     (14,157)
       (Loss) per Common and Series A Common Share                $   (.03)    $   (.23)

    6. The following summarized unaudited income statements are the combined summarized income statements of the cellular system partnerships listed below which are accounted for by the Company following the equity method. The combined summarized income statements were compiled from financial statements and other information obtained by the Company as a limited partner of the cellular limited partnerships as set forth below. The cellular system partnerships included in the combined summarized income statements and the Company's ownership percentage of each cellular system partnership at March 31, 1994, are set forth in the following table.

                                                           The Company's
                                                              Limited
                                                            Partnership
                  Cellular System Partnership                Interest
         -------------------------------------------       ------------
         Los Angeles SMSA Limited Partnership                  5.5%
         Nashville/Clarksville MSA Limited Partnership         49.0%
         Baton Rouge MSA Limited Partnership                   52.0%

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                         (Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                 ----------------------------
                                                    1994              1993
                                                 ----------      -----------
                                                 (Dollars in thousands)

        REVENUES                                 $144,176        $ 117,918

        EXPENSES
          Selling, general and administrative      75,948           75,230
          Depreciation and amortization            14,964           12,568
                                                ---------        ---------
                                                   90,912           87,798
                                                ---------        ---------

        OPERATING INCOME                           53,264           30,120
        OTHER INCOME, NET                           1,166            1,264
                                                ---------        ---------

        NET INCOME                               $ 54,430        $  31,384
                                                =========        =========


    7.  Supplemental Cash Flow Information

        The Company acquired certain cellular licenses and interests during the first three months of 1994 and 1993. In conjunction with these acquisitions, the following assets were acquired, liabilities assumed and Common Shares issued.

                                                      Three Months Ended
                                                           March 31,
                                                 ----------------------------
                                                    1994              1993
                                                 ----------      -----------
                                                 (Dollars in thousands)

        Property, plant and equipment, net       $  3,523        $   9,720
        Cellular licenses                          97,883          138,096
        Decrease in equity-method investment
          in cellular interests                    (4,154)          (1,342)
        Accounts receivable                           565              653
        Revolving Credit Agreement - TDS             (138)         (91,762)
        Long-term debt                                 --          (10,795)
        Accounts payable                             (560)          (1,147)
        Other assets and liabilities,
          excluding cash acquired                    (654)             450
        Common Shares issued and issuable         (92,522)         (39,124)
                                                ---------        ---------
        Decrease in cash due to acquisitions     $  3,943        $   4,749
                                                =========        =========

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




        The following summarizes certain noncash transactions, and interest and income taxes paid.

                                                      Three Months Ended
                                                           March 31,
                                                 ----------------------------
                                                    1994              1993
                                                 ----------      -----------
                                                 (Dollars in thousands)

        Interest paid                            $    966        $     558
        Income taxes paid                             255              326
        Accrued interest converted into debt
          under the Revolving Credit Agreement      5,737            4,836
        Common Shares issued by USM
          for conversion of USM Preferred Stock
          and TDS Preferred Shares               $  1,497        $      --

                           PART II.   OTHER INFORMATION
                          ------------------------------



    Item 1.  Legal Proceedings
    --------------------------

      Townes Telecommunications, Inc., et. al. v. TDS et. al. On May 6, 1994, TDS and USM announced that a Hendersen, Texas jury rejected all claims made against TDS and USM in connection with this litigation. A copy of the news release is attached as an exhibit hereto and incorporated herein by reference.

    Item 6.  Exhibits and Reports on Form 8-K.
    ------------------------------------------

      (a) Exhibit 11 - Statement regarding computation of per share earnings.

      (b) Exhibit 12 - Statement regarding computation of ratios.

      (c) Exhibit 99.1 - Unaudited  Consolidated Statements  of Operations for
                         the Twelve Months Ended March 31, 1994 and 1993.

          Exhibit 99.2 - Pro Forma Financial Statements.

          Exhibit 99.3 - News release regarding the successful outcome of  the legal proceeding - Townes Telecommunications, Inc., et. al. v. TDS et. al.

      (d) Reports on Form 8-K filed during the quarter ended March 31, 1994:

      The Company filed a Report on Form 8-K dated February 7, 1994, which included a press release describing the FCC's order of a hearing to determine whether the Company had misrepresented facts to, lacked candor in its dealings with or attempted to mislead the FCC in a proceeding involving the application of LaStar Cellular Telephone Company for a certaiin initial cellular license. The hearing will also determine whether TDS possesses the requisite character qualifications to retain its cellular license in another market.

      The Company filed a Report on Form 8-K dated March 30, 1994, which included a press release announcing that the U.S. Court of Appeals for the Distric of Columbia Circuit vacated an FCC decision holding that the Company had been in control of LaStar Cellular Telephone Company. The Court remanded the matter to the FCC for further proceedings.

      No other reports on Form 8-K were filed during the quarter ended March 31, 1994.

                                    SIGNATURES
                                   -----------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         UNITED STATES CELLULAR CORPORATION
                                         ----------------------------------
                                                             (Registrant)





    Date   May 12, 1994                            /s/ H. DONALD NELSON
           ------------                  -------------------------------------
                                         H. Donald Nelson
                                         President
                                         (Principal Executive Officer)


    Date   May 12, 1994                             /s/ KENNETH R. MEYERS
           ------------                  -------------------------------------
                                         Kenneth R. Meyers
                                         Vice President-Finance and Treasurer
                                         (Principal Financial Officer)


    Date   May 12, 1994                            /s/ PHILLIP A. LORENZINI
           ------------                  -------------------------------------
                                         Phillip A. Lorenzini
                                         Controller
                                         (Principal Accounting Officer)