Form 10-Q
period 1994-06-30
UNITED STATES CELLULAR CORP
filed 1994-08-12
CIK 821130

---------------------------------------------------------------------------


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

     For the quarterly period ended        June 30, 1994
                                    -----------------------

                                                  OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _____________ to ____________


                                     Commission File Number 1-9712

    ---------------------------------------------------------------------------

                                  UNITED STATES CELLULAR CORPORATION

    ---------------------------------------------------------------------------

                        (Exact name of registrant as specified in its charter)


               Delaware                                 62-1147325
       _________________________________  ____________________________________
       (State or other jurisdiction of    (I.R.S. Employer Identification No.)
       incorporation or organization)

               8410 West Bryn Mawr, Suite 700, Chicago, Illinois 60631
             _______________________________________________________________
                      (Address of principal executive offices)  (Zip Code)

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
                                         Yes   x    No
                                             -----      -------
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                        Outstanding at July 29, 1994
         ---------------------------             ------------------------------
         Common Shares, $1 par value                44,806,360 Shares
    Series A Common Shares, $1 par value            33,005,877 Shares

    ---------------------------------------------------------------------------

                        UNITED STATES CELLULAR CORPORATION
                       ------------------------------------

                         2ND QUARTER REPORT ON FORM 10-Q
                       -----------------------------------


                                      INDEX
                                     -------




                                                                     Page No.
                                                                     ---------

    Part I.  Financial Information

             Management's Discussion and Analysis of
               Results of Operations and Financial Condition           2-14

             Consolidated Statements of Operations -
               Three Months and Six Months Ended June 30, 1994 and 1993 15

             Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1994 and 1993                  16

             Consolidated Balance Sheets -
               June 30, 1994 and December 31, 1993                     17-18

             Notes to Consolidated Financial Statements                19-22


    Part II. Other Information                                         23-24


    Signatures                                                          25

                          PART I.  FINANCIAL INFORMATION
                         -------------------------------

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
              -----------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        -----------------------------------------------------------------

                             AND FINANCIAL CONDITION
                            --------------------------




    RESULTS OF OPERATIONS
    ----------------------

    Six Months Ended 6/30/94 Compared to Six Months Ended 6/30/93

    United States Cellular Corporation (the "Company" or "USM") owns, operates and invests in cellular markets throughout the United States. USM owns or has the right to acquire both majority and minority interests in 208 cellular markets at June 30, 1994, representing 24,330,000 population equivalents ("pops"). USM managed the operations of 141 cellular markets at June 30, 1994 and expects to manage the operations of five additional markets in the future. Interests in the 62 remaining markets are managed by others. All 62 of these markets were served by operational systems at June 30, 1994. The following table is a summary of the Company's markets and consolidated operations.

                         UNITED STATES CELLULAR CORPORATION

                                                  Three Months Ended


                                               June 30, 1994    June 30, 1993
     Majority-Owned, Managed and
     Consolidated Markets: (1)
       Population equivalents (in
         thousands) (2)                              18,861            17,004
       Total population (in
         thousands)                                  20,344            17,553
       Customers                                    331,000           189,100
       Market penetration                              1.63%             1.08%
       Markets in operation                             123               107
       Cell sites in service                            610               393
       Average monthly revenue per
         customer                                       $82               $88*
       Churn rate per month                             2.1%              2.0%
       Marketing cost per net
         customer addition                             $629              $607

    Minority-Owned and Managed
    Markets: (3)
       Population equivalents (in
         thousands) (2)                               1,140             1,094
       Markets in operation                              18                21

    Markets to be Managed: (4)
       Population equivalents (in
         thousands) (2)                                 922             1,200
       Markets                                            5                10

    Total Markets Managed and to
    be Managed by USM:
       Population equivalents (in
         thousands) (2)                              20,923            19,298
       Markets                                          146               138

    Markets Managed by Others: (5)
       Population equivalents (in
         thousands) (2)                               3,407             3,401
       Markets in operation                              62                62

    Total Markets:
       Population equivalents (in
         thousands) (2)                              24,330            22,699
       Markets                                          208               200

  * 1993 average monthly revenue per customer has been restated to conform to current year presentation.
                                                  -3-

    (1) Includes two markets managed by third parties in 1994 and one in 1993.

    (2) 1993 Donnelley Marketing Service estimates are used for both periods. Includes population equivalents relating to interests which are acquirable in the future.

    (3) Includes markets where the Company has the right to acquire an interest but did not own an interest at the respective dates (one market in 1994 and two markets in 1993).

    (4) Represents markets which are not yet operational or which are managed by third parties until the Company acquires a majority interest in the markets.

    (5) Represents markets in which the Company owns or has the right to acquire a minority or other noncontrolling interest and which are managed by others.

    The Company's consolidated results of operations include 100% of the revenues and expenses of the systems serving majority-owned and managed markets plus its corporate office operations. The June 30, 1994 consolidated results of operations include 123 markets with a total population of 20.3 million, compared to 107 markets with a total population of 17.6 million in 1993.

    Investment income includes the Company's share of the net income or loss of each of the minority-owned and managed markets and also includes the Company's share of the net income or loss of each of those markets managed by others for which the Company follows the equity method of accounting. USM follows the cost method of accounting for its remaining interests in markets managed by others. This information is shown in the table below.

                                                             June 30,
                                                  __________________________
                                                         1994           1993
                                                  ___________    ___________
     Minority-owned and Managed                            17             19

     Managed by Others - Equity Method                     16             16
                                                  ___________    ___________
      Total Markets Included in Investment Income          33             35
                                                  ===========    ===========
     Managed by Others - Cost Method                       46             47
                                                  ===========    ===========

    Operating results for the first half of 1994 primarily reflect improvement in the Company's more established markets (those 107 markets consolidated at June 30, 1993), the acquisition of majority interests in 13 operational markets and the start-up expenses associated with initiating operations in three additional majority-owned and managed markets since June 30, 1993. Operating revenues, driven primarily by increases in customers served, rose $54.9 million, or 60%. Operating expenses rose $47.5 million, or 50%. Operating cash flow increased $17.4 million, or 99%. The Company changed its financial reporting presentation for outbound, or pass-through, roamer revenue during the first quarter of 1994. Pass-through roamer revenue is now treated as an offset to the expense charged by other cellular carriers to the Company's markets for this roaming service, and the net amount is included in system operations expense. Service revenues and system operations expense for 1993 have been reclassified for the effect of this change in presentation. This change in presentation allows more comparability of the Company's revenues and margins to other companies in the cellular industry.

    Investment and other income increased $3.6 million, or 41%, due primarily to increases in investment income. Investment income increased $4.8 million mostly due to improved results in markets managed by others. Interest expense decreased $7.7 million primarily due to a reduction in the amount owed under a Revolving Credit Agreement with USM's parent company, Telephone and Data Systems, Inc. ("TDS"), as a result of the Company's 1993 rights offering. Net income totaled $4.4 million in 1994 compared to a net loss of $13.4 million in 1993, reflecting improved operating results, increased investment income and decreased interest expense.

    The Company expects to add 12 markets to consolidated operations by the end of 1994. The Company currently owns a minority interest in and manages eight of these markets. The Company expects to acquire a majority interest in these eight markets and three additional markets and to begin operations in one market in which it currently owns a majority interest by the end of 1994.

    Management anticipates that operating losses from new markets and the seasonality of revenue streams and operating expenses may significantly affect the Company's operating and net results over the next several quarters.

    Operating Revenues
    -------------------

    Operating revenues totaled $146.9 million in 1994, up $54.9 million, or 60%, over 1993. Market acquisitions and start-ups increased operating revenues $10.6 million, or 11%, in 1994. This "acquisitions and start-ups" effect is defined as: (i) the operations of markets added to the consolidated group in 1994 since their respective dates of acquisition, plus (ii) for any market added to the consolidated group in 1993, the portion of 1994 operations which correspond to that portion of 1993 prior to the market's addition to the consolidated group.

    Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to the Company's local retail customers who use the local systems operated by the Company; (ii) charges to customers of other systems who use the Company's cellular systems when roaming ("inbound roamer"); and (iii) charges for long-distance calls made on the Company's systems. Service revenues exclude pass-through roamer revenue as discussed above. Service revenues for 1993 have been reclassified to conform to current year presentation. Service revenues totaled $140.4 million in 1994, up $53.4 million, or 61%, over 1993. The increase was primarily due to the growing number of local retail customers and the growth in inbound roamer revenue. Acquisitions and start-ups increased service revenues $10.0 million, or 11%, in 1994. Average monthly service revenue per customer totaled $79 in 1994 compared to $84 in 1993. The 6% decrease in average monthly service revenue per customer in 1994 was primarily a result of the decline in average local minutes of use per retail customer and a decrease in per customer inbound roamer revenue. Management anticipates that average monthly service revenue per customer will continue to decrease as local minutes of use per customer decline and as the growth rate of the Company's customer base exceeds the growth rate of inbound roamer revenue.

    Revenue from local customers' usage of USM's systems increased $32.9 million, or 63%, in 1994. Growth in the number of customers in the systems serving the Company's consolidated markets was the primary reason for the increase in local revenue. The number of customers increased 75% to 331,000 at June 30, 1994 from 189,100 at June 30, 1993. Excluding the effect of acquisitions and dispositions, the Company's consolidated markets added 117,200 customers since June 30, 1993. Of these additions, 104,300 were in markets in service and consolidated at June 30, 1993, representing a 55% increase over the 189,100 customers served at June 30, 1993. While the percentage increase is expected to be lower in future periods, management anticipates that the total number of net customer additions will increase. Acquisitions and start-ups increased local revenue $5.6 million, or 11%, in 1994.

    Average monthly retail revenue per customer declined to $48 in 1994 from $50 in 1993. Monthly local minutes of use per customer averaged 96 in 1994 compared to 104 in 1993. This decline in average local minutes of use follows an industry-wide trend and is believed to be related to the tendency of the early customers in a market to be the heaviest users. It also reflects the Company's and the industry's continued penetration of the consumer market, which tends to include more lower-usage customers.

    Inbound roamer revenue increased $15.8 million, or 55%, in 1994. This increase was attributable to the rise in the number of customers from other systems using the Company's systems when roaming. Also contributing were the increased number of Company-managed systems and cell sites within those systems. Monthly inbound roamer revenue per customer averaged $25 in 1994 and $28 in 1993. Acquisitions and start-ups increased inbound roamer revenue $3.6 million, or 13%, in 1994.

    Long-distance revenue increased $4.6 million, or 90%, in 1994 as the volume of long-distance calls billed by the Company increased. Monthly long-distance revenue per customer averaged $6 in 1994 and $5 in 1993. Acquisitions and start-ups increased long-distance revenue $707,000, or 14%, in 1994.

    Equipment sales revenues totaled $6.5 million in 1994, up $1.5 million, or 30%, over 1993. Equipment sales reflect the sale of 63,200 and 24,300 cellular telephone units in 1994 and 1993, respectively, plus installation and accessories revenue. The average revenue per unit was $102 in 1994 compared to $204 in 1993. The average revenue per unit decline partially reflects the Company's decision to reduce sales prices on cellular telephones to increase the number of customers, to maintain its market position and to meet competitive prices as well as to reflect reduced manufacturers' prices. Also, during the first half of 1994, the Company used promotions which were based on increased equipment discounting. The success of these promotions led to both an increase in units sold and a decrease in average equipment sales revenue per unit. Acquisitions and start-ups increased equipment sales revenues $591,000, or 12%, in 1994.

    Operating Expenses
    -------------------

    Operating  expenses totaled $142.4  million in 1994, up  $47.5 million, or
    50%, over  1993.   Market acquisitions  and  start-ups increased  expenses
    $14.8 million, or 16%,  in 1994.

    System operations expenses increased $6.3 million, or 40%, in 1994 as a result of increases in customer usage expenses and costs associated with operating the Company's increased number of cellular systems and with the growing number of cell sites within those systems. System operations expense includes pass-through roamer revenue as an offset to the expense charged by other carriers to the Company's markets for this roaming service. System operations expense for 1993 has been reclassified to conform to current year presentation. Costs are expected to continue to increase as the number of cell sites within the Company's systems grows. Customer usage expenses represent charges from other telecommunications service providers for USM's customers' use of their facilities as well as for the Company's inbound roamer traffic on these facilities, offset somewhat by pass-through roamer revenue. These expenses also include local interconnection to the landline network, toll charges and roamer expenses from the Company's customers' use of systems other than their local systems. Customer usage expenses were $9.9 million in 1994 compared to $8.4 million in 1993, and represented 7% of service revenues in 1994 compared to 10% in 1993. Maintenance, utility and cell site expenses grew $4.8 million, or 68%, in 1994, primarily reflecting an increase in the number of cell sites in the systems serving all majority-owned and managed markets, from 393 in 1993 to 610 in 1994. Acquisitions and start-ups increased system operations expenses $2.8 million, or 18%, in 1994.

    Marketing and selling expenses increased $12.4 million, or 70%, in 1994. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions; promotional expenses; local advertising and public relations expenses. The 1994 increase was primarily due to a 94% rise in the number of gross customer activations (excluding acquisitions and divestitures), from 51,500 in the first half of 1993 to 100,000 in 1994. Offsetting the increase in marketing and selling expenses due to the rise in customer activations was a 1% decrease in the cost per gross customer addition from $409 in 1993 to $406 in 1994. Excluding acquisitions and divestitures, the Company added 61,000 net new customers in 1994 compared to 30,400 in 1993, a 101% increase. The churn rate increased slightly to 2.2% for the first six months of 1994 from 2.0% for 1993. Acquisitions and start-ups increased marketing and selling expenses $3.2 million, or 18%, in 1994.

    Cost of equipment sold increased $8.6 million, or 103%, in 1994. The increase reflects the growth in unit sales related to both the rise in gross customer activations made through the Company's direct and retail distribution channels and the first half of 1994 promotional sales which were discussed previously, offset somewhat by falling manufacturer prices per unit. The average cost to the Company of a telephone unit sold, including accessories and installation, was $269 in 1994 compared to $345 in 1993. Acquisitions and start-ups increased cost of goods sold $1.7 million, or 20%, in 1994.

    General and administrative expenses increased $10.2 million, or 31%, in 1994. These expenses include the costs of operating the Company's local business offices and its corporate expenses. This increase includes the effects of an increase in the number of consolidated markets, increases in expenses required to serve the growing customer base in existing markets and an expansion of both local office and corporate staff, necessitated by growth in the Company's business and the start-up of and acquisition of additional operations. The Company is using an ongoing clustering strategy to combine local operations wherever feasible in order to gain operational efficiencies and reduce its administrative expenses. General and administrative expenses increased approximately $1.6 million in 1994 due to legal expenses incurred to successfully defend the Company against claims totaling more than $200 million. The receipt of a health and life insurance premium refund decreased general and administrative expenses $730,000 in 1994. Acquisitions and start-ups increased direct field-related general and administrative expenses $3.7 million, or 11%, in 1994.

    Depreciation expense increased $6.6 million, or 58%, in 1994, reflecting an increase in the average fixed asset balance of 55% since June 30, 1993. Acquisitions and start-ups increased depreciation expense $1.3 million, or 11%, in 1994.

    Amortization of intangibles increased $3.4 million, or 39%, in 1994, primarily due to an increase in license costs as a result of the acquisition of or the commencement of service in 16 markets since June 30, 1993. License costs related to consolidated markets increased $291.2 million, or 42%, since June 30, 1993. Acquisitions and start-ups increased amortization of intangibles $2.2 million, or 25%, in 1994.

    Operating Income (Loss) before Minority Share
    ---------------------------------------------

    Operating income before minority share totaled $4.5 million in 1994 compared to a loss of $2.8 million in 1993. The operating income (loss) margin (as a percent of service revenues) improved to 3% in 1994 from (3%) in 1993. The 1994 operating income reflects improved results in the more established markets and increased revenues resulting from the growth in the number of customers served by the Company's systems, partially offset by costs associated with the growth of the Company's operations and increased losses on equipment sales. Acquisitions and start-ups decreased operating income before minority share $4.3 million in 1994.

    The Company expects service revenues to continue to grow during 1994 as it adds customers and cell sites to its existing systems, realizes a full year of revenues from customers and cell sites added in 1993, completes acquisitions of operational systems and begins operations in new markets. Additionally, the Company expects expenses to increase significantly in 1994 as it incurs expenses for markets and cell sites added in 1993, incurs expenses associated with customer and system growth, acquires existing markets and initiates service in new markets. At least 12 markets are expected to be added to consolidated operations before the end of 1994. Of these, 11 markets (eight of which are currently minority-owned and managed by the Company) were operational at June 30, 1994. The Company expects to acquire a majority interest in these markets, and to begin operations in one market in which it currently owns a majority interest, before the end of 1994. Upon the commencement of operations in the new markets and upon completion of any related acquisitions, the Company will begin to amortize the related license costs. The Company expects that the costs related to acquiring, constructing and operating new markets may exceed their revenues over the next few quarters.
    Additionally, management believes there exists a seasonality in both service revenues and operating expenses, especially marketing expenses. As a result, decreased operating income, or operating loss, before minority share could be generated over the next several quarters.

    Investment and Other Income
    ----------------------------

    Investment and other income totaled $12.3 million in 1994 and $8.7 million in 1993. Investment income was $12.3 million in 1994, a $4.8 million, or 65%, increase over 1993. The Company's share of the income or loss from the markets managed by others that are accounted for by the equity method totaled $12.2 million in 1994 compared to $7.6 million in 1993. There were 16 such markets in 1994 and 1993. The Company's share of income from minority-owned markets it manages totaled $85,000 in 1994 compared to losses of $161,000 in 1993. There were 17 such markets in 1994 and 19 in 1993.

    Other income (expense), net was ($800,000) in 1994 and $390,000 in 1993. In 1994, the Company sold obsolete equipment obtained in certain acquisitions, recognizing losses of $614,000. In 1993, the Company sold the customer base in its reseller operation and recognized income related to the settlement of a dispute concerning one of the Company's markets. Income related to these 1993 transactions totaled $580,000 and $675,000, respectively.

    Interest and Income Taxes
    -------------------------
    Interest expense decreased $7.7 million, or 46%, in 1994, on a 47% decrease in the average amount of debt outstanding. Interest expense is primarily related to borrowings under the Revolving Credit Agreement with TDS and borrowings under a vendor financing agreement. Borrowings under the Revolving Credit Agreement bear interest at a floating rate equal to prime
                                       -8-
    plus 1.5% (for a rate of 8.75% at June 30, 1994) and are used to finance system construction and working capital requirements, investments in and advances to entities in which the Company has a minority interest, and acquisitions of cellular interests. In the fourth quarter of 1993, the Company completed a rights offering to its common shareholders, the proceeds of which were used to repay approximately $378 million in debt outstanding under the Revolving Credit Agreement. Interest expense relating to the Revolving Credit Agreement was $7.0 million in 1994 and $14.5 million in 1993. The average amount of debt outstanding under the Revolving Credit Agreement was $177.6 million in the first half of 1994 and $383.0 million in 1993. The average interest rate on such debt was 7.9% in 1994 and 7.6% in 1993.

    Most of the borrowings under the vendor financing agreement bear interest at a rate of 2.3% over the 90-day Commercial Paper Rate of high-grade, unsecured notes (for a rate of 7.0% at June 30, 1994). The remainder of such borrowings bear interest at a rate approximating the prime rate (7.25% at June 30, 1994). Borrowings under the vendor financing agreement were used to finance certain of USM's equipment purchases and construction costs. Interest expense related to the vendor financing agreement was approximately $1.9 million in 1994 and $2.0 million in 1993. The average amount of debt under the vendor financing agreement was $59.6 million in the first half of 1994 and $68.0 million in 1993. The average interest rate on such debt was 6.2% in 1994 and 6.0% in 1993.

    Continued capital expenditures, investments in and advances to entities in which the Company has a minority interest, and the completion of pending acquisitions will require additional funding over the next few years. These funding requirements are anticipated to be at least partially met through additional debt, which will likely result in increased interest expense as debt balances increase. Additional borrowings also may be required to fund additional future acquisitions and their construction and operations. See "Financial Resources and Liquidity."

    Income tax expense was $1.3 million in 1994 and $730,000 in 1993. Income tax expense includes the federal income taxes of consolidated subsidiaries not included in the TDS consolidated federal income tax return. State income tax expense in 1994 was primarily related to subsidiaries generating taxable income after utilization of state net operating losses. USM is included in a consolidated federal income tax return with other members of the TDS consolidated group. TDS and USM are parties to a Tax Allocation Agreement under which USM is able to carry forward its losses and credits and use them to offset any current or future income tax liabilities to TDS. The amount of the federal net operating loss carryforward available to offset future taxable income aggregated approximately $148.2 million at December 31, 1993, and expires between 2002 and 2008. The amount of the state net operating loss carryforward available to offset future taxable income aggregated approximately $197.1 million at December 31, 1993, and expires between 1998 and 2008.

    Net Income (Loss)
    -----------------

    Net income totaled $4.4 million in 1994 compared to a net loss of $13.4 million in 1993. The 1994 improvement resulted from improved operating results in the established markets, increased investment income and decreased interest expense, partially offset by the effects of the addition of new markets. Net income per share was $.06 in 1994 compared to a net loss per share of $.25 in 1993, primarily reflecting the improvement in net income and the increase in weighted average Common and Series A Common Shares outstanding. Weighted average number of Common and Series A Common Shares outstanding for 1994 increased 45% over the shares outstanding for 1993 primarily as a result of Common and Series A Common Shares issued in connection with the 1993 rights offering, Common Shares issued in connection with acquisitions, and the inclusion of dilutive common stock equivalents in 1994 weighted average common shares outstanding as a result of the 1994 net income.

    TDS owned an aggregate of 63,373,565 shares of common stock of the Company at June 30, 1994, representing over 81% of the combined total of the Company's outstanding Common and Series A Common Shares and over 96% of their combined voting power. Assuming the Company's Common Shares are issued in all instances in which the Company has the choice to issue its Common Shares or other consideration and assuming all issuances of the Company's common stock to TDS and third parties for completed and pending acquisitions and redemptions of the Company's Preferred Stock and TDS's Preferred Shares had been completed at June 30, 1994, TDS would have owned approximately 80% of the total outstanding common stock of the Company and controlled over 95% of the combined voting power of both classes of its common stock. In the event TDS's ownership of the Company falls below 80% of the total value of all of the outstanding shares of the Company's stock, TDS and the Company would be deconsolidated for federal income tax purposes. TDS and the Company have the ability to defer or prevent deconsolidation, if deferring or preventing deconsolidation would be advantageous, by delivering TDS Common Shares and/or cash in lieu of the Company's Common Shares in connection with certain acquisitions.

    Three Months Ended 6/30/94 Compared to Three Months Ended 6/30/93

    Operating revenues totaled $80.7 million in the second quarter of 1994, up $30.1 million, or 60%, over 1993. As the number of customers and amount of revenue earned continued to grow, local minutes of use per customer continued to decline. Average monthly local minutes of use were 103 in the second quarter of 1994 compared to 110 in 1993. Average monthly service revenue per customer decreased 6% to $82 in the second quarter of 1994 compared to $88 in 1993 for reasons generally the same as the first half of 1994. Revenues from local customers' usage of USM's systems increased $18.0 million, or 64%, in 1994 primarily due to the increased number of customers served. Average monthly local retail revenue per customer declined 4% to $49 in the second quarter of 1994 compared to $51 in 1993. Inbound roamer revenue increased $8.6 million, or 53%, in 1994 due to the increased number of other carriers' customers using the Company's systems and the growth in the number of cell sites in those systems. Monthly inbound roamer revenue per customer averaged $27 in 1994 and $30 in 1993. Long-distance revenue increased $2.5 million, or 87%, in 1994 as the volume of long-distance calls billed by the Company increased. Equipment sales revenue reflects sales of 34,500 cellular telephones in 1994 compared to 12,600 in 1993. The average revenue per unit sold was $104 in 1994 and $208 in 1993.

    Operating expenses totaled $75.1 million in the second quarter of 1994, up $25.1 million, or 50%, over 1993 for reasons generally the same as the first half of 1994.

    Operating income before minority share was $5.5 million in 1994 compared to $560,000 in 1993. The operating income margin improved to 7% in 1994 from 1% in 1993. The improvement in operating income was primarily the result of increased revenues and cost efficiencies, partially offset by the costs associated with the growth of the Company's operations and the addition of new markets.

    Investment income increased $2.7 million, or 61%, in 1994 due to improved results in markets managed by others accounted for by the equity method. Other income (expense), net was

    ($476,000) in 1994 compared to $936,000 in 1993 due to the 1994 losses on system equipment dispositions and the 1993 income recognized on the sale of the customer base in the Company's reseller operation as well as the income recognized from the settlement of a dispute related to a cellular market.

    Net income was $6.2 million in 1994 compared to net loss of $4.2 million in 1993. Net income per share was $.08 in 1994 compared to net loss per share of $.08 in 1993. Weighted average common shares outstanding increased 45% in 1994.

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

    Cash flows from operating activities provided $35.5 million in 1994 and $7.4 million in 1993. Operating cash flow provided cash totaling $34.8 million in 1994 and $17.5 million in 1993. The 1994 increase in operating cash flow primarily reflects improvement in the more mature markets. Acquisitions and start-ups decreased operating cash flow $807,000, or 5%, in 1994. Cash flows from other operating activities (investment and other income, interest expense, changes in working capital and changes in other assets and liabilities) provided cash totaling $656,000 in 1994 and required cash investments totaling $10.1 million in 1993.

    Cash flows from financing activities provided $49.2 million in 1994 and $35.4 million in 1993. Cash flows from financing activities include cash flows from borrowings under the Revolving Credit Agreement with TDS, vendor financing transactions and sales of Common Shares. Borrowings under the Revolving Credit Agreement with TDS totaling $56.7 million and $44.9 million provided a majority of the Company's external financing requirements in 1994 and 1993, respectively.

    Cash flows from investing activities required cash totaling $84.0 million in 1994 and $45.0 million in 1993. Such cash requirements primarily consisted of cash additions to property, plant, and equipment and cash requirements for acquisitions and for investments in cellular markets. Cash expenditures for property, plant and equipment totaled $69.5 million in 1994 (of which $9.7 million relates to 1993 additions), representing the construction of 65 cell sites and other plant additions. Cash expenditures for property, plant and equipment totaled $34.7 million in 1993 (of which $5.0 million relates to 1992 additions), representing the construction of 39 cell sites and other plant additions.

    Anticipated capital requirements for 1994 reflect the Company's construction and system expansion program, funding of working capital needs, investments in entities in which the Company has a minority interest, scheduled debt repayments and pending acquisitions. The

    Company's consolidated construction budget for 1994 is approximately $140 million, including anticipated expenditures for both enhancements to existing systems and construction of new systems. Of this amount, planned expenditures for enhancements of existing majority-owned cellular systems, including additional radio channel capacity as well as new cell sites, will total about $120 million; anticipated expenditures for construction of switching offices and digital expansion will total $7 million.

    The Company is expanding its operations through acquisitions. During the first half of 1994, the Company completed the acquisition of controlling interests in eight markets and several additional minority interests. During the first half of 1993, the Company completed the acquisition of controlling interests in 17 markets and several additional minority interests. Some of the markets acquired during 1994 and 1993 were subject to acquisition agreements which were entered into prior to the year in which the acquisitions were completed. The following table summarizes the consideration issued for these acquisitions.

    COMPLETED ACQUISITIONS                    Six Months Ended June 30,
                                          ----------------------------------
                                               1994               1993
                                          --------------    ----------------
                                                 (in millions)

    Pops Acquired                                 1.1               2.8
    Total Consideration                   $     123.4       $     200.0

    Details of Total Consideration:

    USM Common Shares
       Shares Issued                              3.8               3.3
       Recorded Cost                      $     117.0       $      77.4

    USM Series A Common Shares
       Shares Issued                             --                  .1
       Recorded Cost                      $      --         $        .1

    USM Common Shares to be issued
      in the future (mostly in 1994)
       Shares Issuable                           --                  .1
       Recorded Cost                      $      --         $       3.0

    Revolving Credit Agreement - TDS               .3             100.8

    Subsidiary Preferred Stock                   --                 2.9

    Cancellation of Notes Receivable              1.4              --

    Equity contribution from TDS                 --                 8.1

    Cash                                  $       4.7       $       7.7

    Of the total 1994 and 1993 consideration, the debt under the Revolving Credit Agreement and the USM Common Shares were issued to TDS to reimburse TDS for TDS Common Shares issued and issuable and cash paid to third parties in connection with 1994 and 1993 acquisitions. Additionally, the Company had commitments at June 30, 1994, to issue 1.0 million Common Shares in 1994 through 1996 related to certain completed acquisitions. The Company and TDS have the option to deliver TDS Common Shares and/or cash in lieu of the Company's Common Shares in connection with certain of these acquisitions.


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

    At June 30, 1994, the Company, or TDS for the benefit of the Company, had agreements pending to acquire controlling interests in four markets and one minority interest. The following table summarizes the consideration to be issued by USM for these acquisitions if they are completed as planned.

    PENDING ACQUISITIONS                                 June 30, 1994
                                                         -------------
                                                         (in millions)

    Pops to be Acquired                                              .9
    Estimated Consideration to be Paid                         $   53.3

    Details of Consideration:

    USM Common Shares
      Shares to be Issued                                           1.8
      Estimated Cost at Agreement Date                         $   52.6


    Equity Contribution from TDS                               $     .7


    Cellular interests acquired by TDS in these transactions are expected to be assigned to the Company and at the time this occurs the Company will reimburse TDS for TDS's consideration delivered and costs incurred in such acquisitions. Of the consideration for these pending acquisitions, the USM Common Shares are to be issued to TDS to reimburse TDS for TDS Common Shares to be issued and cash to be paid to third parties in connection with these pending acquisitions.

    TDS and USM are parties to a legal proceeding before the Federal Communications Commission ("FCC") involving a cellular license in a Wisconsin Rural Service Area. Pending the resolution of the issues in the Wisconsin proceeding, further FCC grants to TDS and its subsidiaries will be conditioned on the outcome of that proceeding. TDS's and USM's ability to sell or exchange properties with third parties while such proceeding is pending may be affected. See Note 15 of Notes to Consolidated Financial Statements, Legal Proceedings (La Star Application), in the Company's 1993 Annual Report to Shareholders for a discussion of the proceeding involving the Wisconsin Rural Service Area and the La Star proceeding. As discussed in a Current Report on Form 8-K dated March 30, 1994, the FCC's decision in the La Star proceeding was vacated and remanded to the FCC for further proceedings by a federal court of appeals. The Company is evaluating what impact the court's decision in the La Star matter may have on the Wisconsin proceeding.

    Liquidity
    ---------

    The Company anticipates that the aggregate resources required for the remainder of 1994 will include approximately: (i) $80 million for capital spending; and (ii) $6 million of scheduled debt repayments. Additionally, the Company anticipates it will reimburse TDS, as each acquisition is completed, for TDS Common Shares valued at approximately $51.8 million to be issued and $800,000 in cash to be paid by TDS to third parties in connection with acquisitions anticipated to be primarily completed by the end of 1994. The reimbursement to TDS is expected to be in the form of
    1.8 million Common Shares of the Company. Not included in the above amounts are acquisitions that may be signed during the remainder of 1994. These potential acquisitions may require substantial funding for both their acquisition and operation during the remainder of 1994.

    At June 30, 1994, the Company had $7 million of cash and cash equivalents, $45 million remaining under the $250 million Revolving Credit Agreement with TDS as amended effective November 15, 1993, $9 million of anticipated minority partner cash distributions, and $6 million of anticipated minority partner capital contributions. Additionally, the Company anticipates generating positive cash flows from operating activities during the remainder of 1994.

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

    The Company anticipates that it may require substantial funding to acquire cellular markets and build and operate cellular systems during the remainder of 1994. The timing and amount of such funding requirements will depend on the timing of the completion of pending acquisitions, the number of additional licenses acquired by the Company, the construction and operational plans for the individual cellular projects, and other relevant factors. The Company will need to raise additional capital to meet these requirements. These additional requirements may be met through additional borrowings from TDS, the issuance of equity or debt securities or a combination thereof, vendor financing, bank financing, or the sale of assets. There can be no assurance that sufficient funds will be made available to the Company on terms or at prices acceptable to the Company. If sufficient funding is not made available to the Company on terms and prices acceptable to the Company, the Company would have to reduce its construction, development and acquisition programs. In the long term, reduction of the Company's construction, development and acquisition programs would have a negative impact on the ability of the Company to increase its consolidated revenues and cash flows.

                          UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                         ----------------------------------------------------
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                --------------------------------------
                                               Unaudited
                                               ---------


                                               Three Months Ended        Six Months Ended
                                                     June 30,                  June 30,
                                           ------------------------   ---------------------
                                                1994         1993         1994         1993
                                            ----------  ----------    ---------  -----------
                                             (dollars in thousands, except per share amounts)
    OPERATING REVENUES
     Service                               $    77,065  $   47,918   $  140,426   $   87,050
     Equipment sales                             3,592       2,634        6,464        4,970
                                            ----------  ----------   ----------  -----------
      Total Operating Revenues                  80,657      50,552      146,890       92,020
                                            ----------  ----------   ----------  -----------

    OPERATING EXPENSES
     System operations                          12,074       8,686       21,804       15,536
     Marketing and selling                      15,977       8,323       30,031       17,634
     Cost of equipment sold                      9,012       4,510       17,021        8,381
     General and administrative                 22,480      17,885       43,206       33,010
     Depreciation                                9,520       5,969       18,142       11,518
     Amortization of intangibles                 6,071       4,619       12,167        8,761
                                            ----------  ----------   ----------  -----------
      Total Operating Expenses                  75,134      49,992      142,371       94,840
                                            ----------  ----------   ----------  -----------

    OPERATING INCOME (LOSS) BEFORE
      MINORITY SHARE                             5,523         560        4,519       (2,820)
     Minority share of operating (income)       (1,196)     (1,220)      (2,314)      (1,987)
                                            ----------  ----------   ----------  -----------

    OPERATING INCOME (LOSS)                      4,327        (660)       2,205       (4,807)
                                            ----------  ----------   ----------  -----------

    INVESTMENT AND OTHER INCOME
     Investment income                           7,138       4,424       12,329        7,489
     Amortization of license and deferred
      costs related to investments                (243)       (205)        (487)        (439)
     Interest income                               667         627        1,306        1,297
     Other (expense) income, net                  (476)        936         (800)         390
                                            ----------  ----------   ----------  -----------
      Total Investment and Other Income          7,086       5,782       12,348        8,737
                                            ----------  ----------   ----------  -----------

    INCOME BEFORE INTEREST
      AND INCOME TAXES                          11,413       5,122       14,553        3,930
     Interest expense - affiliate                3,942       7,926        6,974       14,498
     Interest expense - other                      974         990        1,933        2,105
                                            ----------  ----------   ----------  -----------

    INCOME (LOSS) BEFORE INCOME TAXES            6,497      (3,794)       5,646      (12,673)
     Income tax expense                            312         401        1,291          730
                                            ----------  ----------   ----------  -----------
    NET INCOME (LOSS)                      $     6,185  $   (4,195)  $    4,355   $  (13,403)
                                            ----------  ----------   ----------  -----------
    WEIGHTED AVERAGE COMMON
     AND SERIES A COMMON SHARES (000s)          79,587      54,836       79,092       54,414

    NET INCOME (LOSS) PER COMMON SHARE     $       .08  $     (.08)  $      .06   $     (.25)
                                            ==========  ==========   ==========  ===========
                     The accompanying notes to consolidated financial statements are an integral part of these statements.

                          UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                          ---------------------------------------------------
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 -------------------------------------
                                               Unaudited
                                              ----------
                                                                 Six Months Ended
                                                                      June 30,
                                                            ---------------------------
                                                                 1994         1993
                                                            ------------   -----------
                                                            (Dollars in thousands)
    CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                      $   4,355      $ (13,403)
     Add (Deduct) adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities
         Depreciation and amortization                         30,796         20,718
         Investment income                                    (12,329)        (7,489)
         Minority share of operating income                     2,314          1,987
         Other noncash expense                                  1,371          1,203
         Change in accounts receivable                        (11,931)        (5,365)
         Change in accounts payable                             7,644         (2,699)
         Change in accrued interest                             6,902         14,405
         Change in accrued taxes                                3,523           (323)
         Change in other assets and liabilities                 2,839         (1,646)
                                                            ---------      ---------
                                                               35,484          7,388
                                                            ---------      ---------
    CASH FLOWS FROM FINANCING ACTIVITIES
     Long-term debt borrowings                                    ---             64
     Repayment of long-term debt                               (6,040)        (9,610)
     Change in Revolving Credit Agreement                      56,714         44,945
     Common Shares issued                                         452            230
     Minority partner capital distributions                    (1,923)          (226)
                                                            ---------      ---------
                                                               49,203         35,403
                                                            ---------      ---------
    CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment               (69,550)       (34,716)
     Investments in and advances to minority partnerships     (13,615)        (9,637)
     Distributions from partnerships                            8,450          5,767
     Acquisitions, excluding cash acquired                     (3,875)        (6,366)
     Other investments                                         (5,377)
                                                            ---------      ---------
                                                              (83,967)       (44,952)
                                                            ---------      ---------

    NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                             720         (2,161)

    CASH AND CASH EQUIVALENTS-
     Beginning of period                                        6,274          4,130
                                                            ---------      ---------
     End of period                                          $   6,994      $   1,969
                                                            =========      =========

                     The accompanying notes to consolidated financial statements are an integral part of these statements.

                          UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                          ---------------------------------------------------
                                      CONSOLIDATED BALANCE SHEETS
                                      ---------------------------
                                                ASSETS
                                                ------


                                                  (Unaudited)
                                                 June 30, 1994    December 31, 1993
                                                --------------    -----------------
                                                    (Dollars in thousands)
    CURRENT ASSETS
     Cash and cash equivalents                   $      6,213      $      5,971
     Affiliated cash investments                          781               303
     Accounts receivable
       Customers                                       20,895            14,555
       Roaming                                         18,760            13,484
       Affiliates                                       3,257             2,880
       Other                                            4,828             3,714
     Inventory                                          2,255             2,529
     Prepaid and other current assets                   4,077             2,597
                                                 ------------      ------------
                                                       61,066            46,033
                                                 ------------      ------------

    PROPERTY, PLANT AND EQUIPMENT
     In service                                       370,261           306,118
     Less accumulated depreciation                     77,958            59,704
                                                 ------------      ------------
                                                      292,303           246,414
                                                 ------------      ------------

    INVESTMENTS
     Cellular partnerships - equity                    81,852            77,178
     Cellular partnerships - cost                      13,695            12,926
     Licenses, net of amortization                    935,012           824,491
     Marketable equity securities                      17,669            17,584
     Notes and interest receivable                     11,324             7,701
                                                 ------------      ------------
                                                    1,059,552           939,880
                                                 ------------      ------------

    DEFERRED CHARGES
     Deferred start-up costs                            4,443             5,000
     Other deferred charges                            12,925             8,069
                                                 ------------      ------------
                                                       17,368            13,069
                                                 ------------      ------------
     Total Assets                                $  1,430,289      $  1,245,396
                                                 ============      ============

                  The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                 -17-

                          UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                          ---------------------------------------------------
                                      CONSOLIDATED BALANCE SHEETS
                                      ---------------------------
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                 ------------------------------------


                                                    (Unaudited)
                                                  June 30, 1994     December 31, 1993
                                                ---------------     -----------------
                                                       (Dollars in thousands)
    CURRENT LIABILITIES
     Current portion of long-term debt and
       preferred stock                             $     21,057      $     12,663
     Accounts payable
       Affiliates                                         4,602             4,454
       Other                                             38,243            39,126
     Accrued interest, primarily to affiliates            3,930             5,785
     Accrued taxes                                        4,356               829
     Customer deposits and deferred revenues              4,908             3,909
     Other current liabilities                            9,456             7,653
                                                   ------------      ------------
                                                         86,552            74,419
                                                   ------------      ------------

    REVOLVING CREDIT AGREEMENT - TDS                    205,470           141,524
                                                   ------------      ------------

    LONG-TERM DEBT, excluding current portion            45,078            51,130
                                                   ------------      ------------

    DEFERRED LIABILITIES AND CREDITS
     Income taxes                                         2,696             2,390
     Other                                                  980             1,378
                                                   ------------      ------------
                                                          3,676             3,768
                                                   ------------      ------------
    REDEEMABLE PREFERRED STOCK, excluding
     current portion                                      9,597            18,828
                                                   ------------      ------------

    MINORITY INTEREST                                    15,347            15,599
                                                   ------------      ------------

    COMMON SHAREHOLDERS' EQUITY
     Common Shares, par value $1 per share               44,804            36,960
     Series A Common Shares, par value $1 per share      33,006            33,006
     Additional paid in capital                       1,063,715           867,947
     Common Shares issuable, 1,038,552 shares and
       4,966,719 shares, respectively                    19,739           103,266
     Retained (deficit)                                 (96,695)         (101,051)
                                                   ------------      ------------
                                                      1,064,569           940,128
                                                   ------------      ------------
     Total Liabilities and Shareholders' Equity    $  1,430,289      $  1,245,396
                                                   ============      ============
                      The accompanying notes to consolidated financial statements are an integral part of these statements.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    1. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
       information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K, and with respect to certain investments in equity securities, Note 2 of Notes to Consolidated Financial Statements included in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

       The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 1994 and December 31, 1993, and the results of operations and cash flows for the six months ended June 30, 1994 and 1993. The results of operations for the six months ended June 30, 1994 and 1993, are not necessarily indicative of the results to be expected for the full year.

    2. Net Income per Common and Series A Common Share for the six months ended June 30, 1994, was computed by dividing Net Income by the weighted average number of Common Shares, Series A Common Shares and dilutive common equivalent shares outstanding during the period. Dilutive common stock equivalents at June 30, 1994, consist primarily of dilutive Common Shares issuable and Redeemable Preferred Stock. Net (Loss) per Common and Series A Common Share for the six months ended June 30, 1993, was computed by dividing Net (Loss) by the weighted average number of Common Shares and Series A Common Shares outstanding during the period.

    3. Certain of the cellular acquisitions closed during 1993, 1992, 1991 and 1990 require the Company to deliver Common Shares in the future. The Company is required to issue Common Shares to third parties as follows:

                                                Common Shares
                                                  Issuable
                                               --------------

                        1994                         596,716
                        1995                         263,013
                        1996                         178,823
                                                   ---------
                                                   1,038,552
                                                   =========

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    4. Assuming that acquisitions accounted for as purchases during the period January 1, 1993, to June 30, 1994, had taken place on January 1, 1993, pro forma results of operations would have been as follows:

                                                       Six Months Ended
                                                           June 30,
                                                   ------------------------
                                                      1994         1993
                                                   ----------  -----------
                                                   (Dollars in thousands,
                                                   except per share amounts)

        Service Revenues                           $141,466    $  96,958
        Equipment Sales                               6,472        5,676
        Interest Expense (including cost to
          finance acquisitions)                       8,914       17,404
        Net Income (Loss)                             3,708      (21,490)
        Income (Loss) per Common Share             $    .05    $    (.35)

    5. The following summarized unaudited income statements are the combined summarized income statements of the cellular system partnerships listed below which are among those partnerships accounted for by the Company following the equity method. The combined summarized income statements were compiled from financial statements and other information obtained by the Company as a limited partner of the cellular limited partnerships as set forth below. The cellular system partnerships included in the combined summarized income statements and the Company's ownership percentage of each cellular system partnership at June 30, 1994, are set forth in the following table.

                                                              The
                                                           Company's
                                                            Limited
                                                          Partnership
                 Cellular System Partnership               Interest
          --------------------------------------------   -------------
         Los Angeles SMSA Limited Partnership                 5.5%
         Nashville/Clarksville MSA Limited Partnership       49.0%
         Baton Rouge MSA Limited Partnership                 52.0%

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                              (Unaudited)              (Unaudited)
                                          Three Months Ended         Six Months Ended
                                                June 30,                  June 30,
                                       ------------------------   ----------------------
                                           1994         1993        1994          1993
                                       ----------     --------    ---------     --------
                                                     (Dollars in thousands)

          REVENUES                     $  154,273    $ 124,943    $ 298,449     $ 242,861

          EXPENSES
             Selling, general and
                administrative             78,335       71,384      154,283       146,614
             Depreciation and
                amortization               16,397       13,687       31,361        26,255
                                          -------      -------      -------      --------
                                           94,732       85,071      185,644       172,869
                                          -------      -------      -------      --------

          OPERATING INCOME                 59,541       39,872      112,805        69,992
          OTHER INCOME, NET                 1,643          574        2,809         1,838
                                          -------      -------      -------      --------

          NET INCOME                   $   61,184    $  40,446    $ 115,614     $  71,830
                                          =======      =======      =======      ========



    6. Supplemental Cash Flow Information

       The Company  acquired certain  cellular licenses  and interests  during
       the first  six months  of 1994  and 1993.   In  conjunction with  these
       acquisitions, the following assets were acquired, liabilities assumed and Common Shares issued.
                                                       Six Months Ended
                                                           June 30,
                                                   ------------------------
                                                      1994         1993
                                                   ----------  -----------
                                                   (Dollars in thousands,
                                                   except per share amounts)

        Property, plant and equipment              $  6,390    $  16,503
        Cellular licenses                           120,114      200,134
        Decrease in equity-method investment
          in cellular interests                      (4,816)      (8,283)
        Accounts receivable                             793        1,774
        Revolving Credit Agreement - TDS               (309)     (99,821)
        Long-term debt                                  ---      (10,876)
        Accounts payable                               (727)      (2,177)
        Other assets and liabilities,
          excluding cash acquired                      (567)         661
        Common Shares issued and issuable          (117,003)     (80,522)
        Subsidiary preferred stock issued               ---       (2,909)
        Equity contribution from TDS                    ---       (8,118)
                                                 ----------   ----------
        Decrease in cash due to acquisitions       $  3,875    $   6,366
                                                 ==========   ==========

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The following summarizes certain noncash transactions, and interest and income taxes paid.
                                                       Six Months Ended
                                                           June 30,
                                                   ------------------------
                                                      1994         1993
                                                   ----------  -----------
                                                   (Dollars in thousands,

        Interest paid                              $  1,961    $   1,339
        Income taxes paid                             1,011        1,074
        Accrued interest converted into debt
          under the Revolving Credit Agreement        8,757       11,392
        Common Shares issued by USM for conversion
          of USM Preferred Stock and TDS
          Preferred Shares                         $  1,497    $     ---


    7. Subsequent Events

       The Company has entered into a standby letter of credit agreement effective July 20, 1994, with a financial institution. This standby letter of credit, which will not exceed $9.9 million, provides supplemental security in support of a bank loan to an entity minority-owned by the Company. The bank loan, which is secured primarily by a first mortgage on the tangible and intangible assets of a cellular operating system to be constructed by the minority-owned entity, was arranged to finance the construction of this cellular system, the acquisition of customers and the initial operation of the system.

       The cellular license for this system was originally awarded to a third party which constructed its own cellular system. The third party's license application was subsequently found to be flawed by the Federal Communications Commission ("FCC"), and the license was then awarded to the entity minority-owned by the Company. The third party is appealing the FCC's decision. If the appeal is successful, the license will be removed from the entity minority-owned by the Company. The third party will then resume providing cellular service and will not be obligated to purchase the minority-owned entity's cellular system. Such removal of the license from the minority-owned entity constitutes an event of default under its bank loan agreement, and the bank may call upon the Company's standby letter of credit to satisfy any amounts still due under this loan agreement.

                           PART II.   OTHER INFORMATION
                          ------------------------------



    Item 4.  Submission of Matters to a Vote of Security-Holders.
    -------------------------------------------------------------

       At the Annual Meeting of Shareholders of USM, held on May 5, 1994, the following numbers of votes were cast for the matters indicated:

    1. Election of two Class I Directors of the Company by the holder of Series A Common Shares and shares of Preferred Stock.

                                                                     Broker
       Nominee                       For            Withhold        Non-Vote
       ---------------------------------------------------------------------
       LeRoy T. Carlson          330,247,054           -0-             -0-
       H. Donald Nelson          330,247,054           -0-             -0-

    2. Proposal  to  Ratify   the  Selection  of  Arthur  Andersen  &  Co.  as
       Independent Public Accountants for 1994.
                                                                     Broker
              For                  Withhold          Abstain        Non-Vote
       ----------------------------------------------------------------------
       372,455,581                  3,504            13,925            -0-

                           PART II.   OTHER INFORMATION
                          ------------------------------


    Item 6.  Exhibits and Reports on Form 8-K.
    ------------------------------------------

         (a)   Exhibit 11 - Computation of earnings per common share.

         (b)   Exhibit 12 - Statement regarding computation of ratios.

         (c) Exhibit 99.1 - Unaudited Consolidation Statements of Operations for the Twelve Months Ended June 30, 1994 and 1993.

               Exhibit 99.2 - ProForma Financial Statements.

         (d) No reports on Form 8-K were filed during the quarter ended June 30, 1994.

                                    SIGNATURES
                                    ----------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      UNITED STATES CELLULAR CORPORATION
                                      ----------------------------------
                                                   (Registrant)





    Date    August 12, 1994                     /s/ H. DONALD NELSON
          ------------------          ---------------------------------------
                                      H. Donald Nelson
                                      President
                                      (Principal Executive Officer)


    Date    August 12, 1994                    /s/ KENNETH R. MEYERS
          ------------------          ---------------------------------------
                                      Kenneth R. Meyers
                                      Vice President-Finance and Treasurer
                                      (Principal Financial Officer)


    Date    August 12, 1994                    /s/ PHILLIP A. LORENZINI
          ------------------          ---------------------------------------
                                      Phillip A. Lorenzini
                                      Controller
                                      (Principal Accounting Officer)