Form 10-K/A
period 1993-12-31
UNITED STATES CELLULAR CORP
filed 1994-11-07
CIK 821130

--------------------------------------------------------------

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-K/A-1

   (Mark One)
    X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1993

                                    OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 1-9712

   --------------------------------------------------------------

                     UNITED STATES CELLULAR CORPORATION
          (Exact name of Registrant as specified in its charter)
   ______________________________________________________________

               Delaware                     62-1147325
   -------------------------------  ---------------------------
     State or other jurisdiction(IRS Employer Identification No.)
     of incorporation or organization)

      8410 West Bryn Mawr, Suite 700, Chicago, Illinois 60631
        (Address of principal executive offices) (Zip code)

            Registrant's Telephone Number: (312) 399-8900

    Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange
          Title of each class          on which registered
    ------------------------------- ----------------------------
     Common Shares, $1 par value      American Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act: None
                        ---------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X      No
                            -----        -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                ---

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

              DOCUMENT INCORPORATED BY REFERENCE

      Those sections or portions of the registrant's 1993 Annual Report to Shareholders and of the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held May 5, 1994, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Parts II and III of this report.

   --------------------------------------------------------------

               United States Cellular Corporation
               ----------------------------------
                        Amendment No. 1


      The undersigned registrant hereby amends the following items in its Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as set forth in the pages submitted herewith:

      1. Report of Independent Public Accountants.

      2. Note  3  of  United  States  Cellular Corporation  and
         Subsidiaries  Notes  to  Consolidated  Financial
         Statements.

      3. Report of  Independent Public  Accountants on  Financial
         Statement Schedules.

      4. Compilation Report of Independent Public Accountants  on
         Combined Financial Statements.

      5. Reports  of Other  Independent Accountants  - Report  of
         Coopers  & Lybrand L.L.P. to the Partners of Los Angeles
         SMSA Limited Partnership.

      6. Note   7  of  Los   Angeles  SMSA  Limited  Partnership,
         Nashville/Clarksville MSA Limited Partnership and  Baton
         Rouge  MSA   Limited  Partnership   Notes  to  Unaudited
         Combined Financial Statements.

      7. Exhibit 23.1 Consent of Independent Public Accountants.

      8. Exhibit 23.2 Consent of Independent Accountants


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                               United States Cellular Corporation

                                         (Registrant)


   Date:  November 7, 1994           By: /s/ KENNETH R. MEYERS
                                     --------------------------
                                     Kenneth R. Meyers
                                     Vice President-Finance and Treasurer
                                     (Chief Financial Officer)

   Report of Independent Public Accountants

   To the Shareholders  and Board of  Directors of United  States
   Cellular Corporation:

   We have audited the accompanying consolidated balance sheets of United States Cellular Corporation (a Delaware corporation and an 85.1%-owned subsidiary of Telephone and Data Systems, Inc.) and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, changes in common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of the Los Angeles SMSA, Baton Rouge MSA and Nashville/Clarksville MSA limited partnerships. The Company's investment in these partnerships is reflected in the accompanying financial statements using the equity method of accounting. The investment in these limited partnerships represented
   $38,447,000  and  $33,209,000  (or  3.1% and  3.9%)  of  total
   consolidated   assets   at   December  31,   1993   and   1992
   respectively, and the equity in their income represents $15,364,000, $10,436,000 and $6,242,000 for the years ended
   December  31,  1993,  1992  and  1991,  respectively,  and  is included in the consolidated net (loss) income. The summarized financial information contained in Note 3 of the Notes to Consolidated Financial Statements includes financial information for the aforementioned partnerships. The financial statements of those limited partnerships were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those limited partnerships, is based solely on the reports of the other auditors.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of United States Cellular Corporation and Subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

   As discussed in "Change in Accounting Principle" in Note 1 of the Notes to Consolidated Financial Statements, the method of accounting for cellular sales commissions was changed effective January 1, 1991. As discussed in Note 10 of the Notes to Consolidated Financial Statements, the method of accounting for income taxes was changed effective January 1, 1993.

   The report of other auditors on the Los Angeles SMSA Limited Partnership referred to above includes explanatory paragraphs relating to uncertainties as discussed in Note 3 of the Notes to Consolidated Financial Statements. The ultimate outcome of these actions are uncertain at this time. Accordingly, no accrual for these matters has been made in the consolidated financial statements.

   As discussed in Note 15 of the Notes to the Consolidated Financial Statements, the Company is a defendant in a lawsuit involving a joint venture opportunity, a shareholders'
   agreement and other related matters. The ultimate outcome from the litigation cannot presently be determined. Accordingly, no provision for any liability which may result has been made in the consolidated financial statements.



                                             Arthur Andersen LLP

   Chicago, Illinois
   February 7, 1994 (except with respect to the matters discussed in the fifth, seventh and eighth paragraphs of Note 3, as to which the date is October 17, 1994.)

   Note 3    Investments in Cellular Partnerships

   Investments in cellular partnerships consist of amounts invested in cellular entities in which USM holds a minority or noncontrolling interest. Investments in cellular partnerships consist of long-term investments and investments held for sale or exchange, as follows:


                                                            December 31,
                                                     -------------------------
                                                     1993                 1992
                                                     ----                 ----
                                                       (Dollars in thousands)
      Long-term investments:
         Capital contributions, loans and
          advances                                 $66,515             $67,941
         Cumulative share of partnership
          income                                    52,296              32,994
         Cumulative share of partnership
          distributions                            (41,633)            (29,934)
                                                   ---------------------------
                                                    77,178              71,001

      Investments Held for Sale or Exchange:
         Capital contributions, net of partnership
          distributions                             12,926              15,405
                                                   ---------------------------
      Total investment in nonconsolidated
          partnerships                             $90,104            $ 86,406
                                                   ---------------------------

   USM follows the equity method of accounting for its long-term investments which recognizes, on a current basis, USM's proportionate share of the incomes and losses accruing to it under the terms of its partnership and shareholder agreements. The equity method is followed for minority interests in markets that are managed by USM and for certain markets managed by others.

   USM follows the cost method of accounting for its investments in markets held for sale or exchange, and such investments are recorded at the lower of cost or market value. It is not practicable to estimate the fair value of USM's investments in cellular partnerships held for sale or exchange due to the lack of quoted market prices and the inability to estimate fair values without incurring excessive costs. The $12.9 million carrying amount at December 31, 1993, represents primarily the original cost of the investments, which management believes is not impaired. USM's unaudited proportionate share of the incomes or (losses) of cellular investments accounted for under the cost method and therefore not included in the Consolidated Statements of Operations were approximately $838,000, $302,000 and ($354,000) of the years
   December 31, 1993, 1992 and 1991, respectively. USM's proportionate share of all such incomes or (losses) since the inception of operations or acquisition was ($2.1 million) at December 31, 1993.

   The following summarizes the unaudited assets, liabilities and partners' capital, and the results of operations of the cellular system partnerships in which USM's investments are accounted for by the equity method.



                                                            December 31,
                                                     -------------------------
                                                     1993                 1992
                                                     ----                 ----
                                                       (Dollars in thousands)
      Assets
         Current                                  $134,289            $102,644
         Due from affiliates                        34,156              18,949
         Property and other                        453,150             419,492
                                                  ----------------------------
                                                  $621,595            $541,085
                                                  ----------------------------
      Liabilities and Partners' capital
         Current liabilities                      $110,960            $ 80,776
         Due to affiliates                          34,363              37,251
         Deferred credits                            1,296                 226
         Long-term debt                              4,462              20,063
         Partner's capital                         470,514             402,769
                                                  ----------------------------
                                                  $621,595            $541,085
                                                  ----------------------------




                                                      Year Ended December 31,
                                                 ----------------------------
                                                 1993         1992       1991
                                                 ----------------------------
                                                      (Dollars in thousands)

      Results of Operations
      Revenues                                   $ 703,601  $537,813 $447,692
      Costs and expenses                           518,142   399,409  307,532
      Other income (expense)                       (14,246)   (2,531)   1,352
                                                 ----------------------------
      Net income before cumulative effect of
         accounting changes                        171,213   135,873  141,512
      Cumulative effect of accounting changes          110    (1,495)  (4,658)
                                                 ----------------------------
      Net Income                                 $ 171,323  $134,378 $136,854
                                                 ----------------------------

   The Los Angeles SMSA Limited Partnership (the"Partnership") has been named in three separate complaints served by agents of the competing carrier of the Partnership against the competitor. The general allegations include violations of California Unfair Practices Act and price fixing.

   On November 24, 1993, a class action suit was filed against the Partnership and another cellular carrier alleging conspiracy to fix the price of cellular service in violation of state and federal antitrust laws. The plaintiffs are seeking substantial monetary damages and injunctive relief in excess of $100 million.

   On July 18, 1994, the Partnership was served with a class action suit on behalf of the Partnership's contract Agents and Dealers. The complaint alleges "predatory practices" and seeks damages in excess of $1.6 million per agent and dealer, plus statutory treble damages.

   On October 17, 1994, a class action suit was filed against the Partnership. The suit alleges a conspiracy with a competing carrier to fix the prices of cellular service in violation of federal antitrust laws. The plaintiffs are seeking damages for the class of an unspecified sum.


   The ultimate outcome  of these  actions is  uncertain at  this
   time.   Accordingly,  no  accrual for  these matters  has been
   made.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
               ON FINANCIAL STATEMENT SCHEDULES

   To the Shareholders and Board of Directors of UNITED STATES CELLULAR CORPORATION:


      We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in United States Cellular Corporation and Subsidiaries Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 7, 1994 (except with respect to the matters discussed in the fifth, seventh and eighth paragraphs of Note 3 of the Notes to Consolidated Financial Statements, as to which the date is October 17, 1994). Our report on the consolidated financial statements includes explanatory paragraphs with respect to the change in the method of accounting for cellular sales commissions and with respect to the change in the method of accounting for income taxes as discussed in Note 1 and Note 10, respectively, of the Notes to Consolidated Financial Statements and the uncertainties discussed in Note 3 of the Notes to Consolidated Financial Statements; and an explanatory paragraph calling attention to certain litigation as discussed in Note 15 of the Notes to Consolidated Financial Statements.


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

                                             ARTHUR ANDERSEN LLP


   Chicago, Illinois
   February 7, 1994 (except with respect to the matters discussed in the fifth, seventh and eighth paragraphs of Note 3 of the Notes to Consolidated Financial Statements, as to which the date is October 17, 1994)

        COMPILATION REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

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


      The statements for the Los Angeles SMSA, Nashville/Clarksville MSA and Baton Rouge MSA limited partnerships were audited by other auditors as set forth in their reports included on pages 40 through 43. The report of the other auditors of the Los Angeles SMSA Limited Partnership contains explanatory paragraphs with respect to the uncertainties discussed in the third, fourth, fifth and sixth paragraphs of Note 7. We have not been engaged to audit either the separate financial statements of the aforementioned limited partnerships or the related combined financial statements in accordance with generally accepted auditing standards and to render an opinion as to the fair presentation of such financial statements in accordance with generally accepted accounting principles.


      As discussed in "Change in Accounting Principle" in Note 2, the method of accounting for cellular sales commissions was changed effective January 1, 1991, for the Nashville/Clarksville MSA Limited Partnership and the Baton Rouge MSA Limited Partnership.


                                              ARTHUR ANDERSEN LLP


   Chicago, Illinois
   February 11,  1994  (except   with  respect  to  the   matters
   discussed in the third, fifth and sixth paragraphs of Note 7, as to which the date is October 17, 1994.)

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Angeles SMSA Limited Partnership as of December 31, 1993 and 1992, and results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.


      As discussed in Note 9 to the financial statements, the Partnership has been named in three separate complaints served by cellular agents. The outcome of these matters is uncertain and, accordingly, no accrual for these matters has been made in the financial statements.

      In addition, as discussed  in  Note 9,  three  class action suits were filed against the Partnership alleging violations of state and federal antitrust laws. The outcome of these matters is uncertain and, accordingly, no accrual for these matters has been made in the financial statements.


                                         COOPERS & LYBRAND L.L.P


   Newport Beach, California
   February 4, 1994, except for the information presented in paragraphs three, five and six of Note 9, as to which the date is October 17, 1994.

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


      One of the Partnerships has been named in three separate complaints served by agents of the competing carrier of the Partnership against the competitor. The general allegations include violations of California Unfair Practices Act and price fixing. The ultimate outcome of these actions is uncertain at this time. Accordingly, no accrual for these contingencies has been made. The Partnership intends to defend its position vigorously.


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


      On July 18, 1994, one of the Partnerships was served with a class action suit on behalf of the Partnership's contract Agents and Dealers. The complaint alleges "predatory practices" and seeks damages in excess of $1.6 million per agent and dealer, plus statutory treble damages. The outcome of this matter is uncertain and, accordingly, the Partnership has not recorded an accrual. The Partnership intends to defend its position vigorously.

      On October 17, 1994, a class action suit was filed against one of the Partnerships. The suit alleges a conspiracy with a competing carrier to fix the prices of cellular service in violation of federal antitrust laws. The plaintiffs are seeking damages for the class of an unspecified sum. The outcome of this matter is uncertain and, accordingly, the Partnership has not recorded an accrual. The Partnership intends to defend its position vigorously.


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

                LOS ANGELES SMSA LIMITED PARTNERSHIP
            NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                 BATON ROUGE MSA LIMITED PARTNERSHIP
   NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS - (Continued)


      One of the Partnerships purchases substantially all of its equipment from one supplier.

      The General Partner of two of the Partnerships entered into agreements with an equipment vendor on behalf of the Partnerships to replace the Partnerships' cellular equipment with new cellular technology which will support both analog and digital voice transmissions.