Form 10-Q
period 1994-09-30
UNITED STATES CELLULAR CORP
filed 1994-11-10
CIK 821130

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

   For the quarterly period ended      September 30, 1994
                                 ---------------------------------------------

                                            OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________________ to _______________________


                            Commission File Number 1-9712

   ---------------------------------------------------------------------------

                         UNITED STATES CELLULAR CORPORATION

   ---------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                   Delaware                            62-1147325
        -------------------------------   ----------------------------------
        (State or other jurisdiction of   (I.R.S. Employer Identification No.)
         incorporation or organization)

             8410 West Bryn Mawr, Suite 700, Chicago, Illinois    60631
         ------------------------------------------------------------------
                (Address of principal executive offices)  (Zip Code)

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
                                 Yes   x    No
                                     -----     -----
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                      Outstanding at October 31, 1994
         ---------------------------          --------------------------------
         Common Shares, $1 par value                   45,548,193 Shares
      Series A Common Shares, $1 par value             33,005,877 Shares


   ---------------------------------------------------------------------------

                   THIS CONFORMING PAPER FORMAT IS BEING SUBMITTED
                      PURSUANT TO RULE 901(d) OF REGULATION S-T

                      UNITED STATES CELLULAR CORPORATION
                      ----------------------------------
                       3RD QUARTER REPORT ON FORM 10-Q
                       -------------------------------

                                   INDEX
                                   -----



                                                        Page No.
                                                        --------

   Part I.   Financial Information

          Management's Discussion and Analysis of
           Results of Operations and Financial
           Condition                                      2-14

          Consolidated Statements of Operations -
           Three Months and Nine Months Ended
           September 30, 1994 and 1993                     15

          Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 1994
           and 1993                                        16

          Consolidated Balance Sheets -
           September 30, 1994 and December 31, 1993       17-18

          Notes to Consolidated Financial Statements      19-22


   Part II.   Other Information                            23


   Signatures                                              24

                 PART I.  FINANCIAL INFORMATION
                 ------------------------------
        UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
        ---------------------------------------------------
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
   -------------------------------------------------------------
                    AND FINANCIAL CONDITION
                    -----------------------



   RESULTS OF OPERATIONS
   ---------------------
   Nine  Months  Ended  9/30/94  Compared to  Nine  Months  Ended
   9/30/93

   United States Cellular Corporation (the "Company" or "USM") owns, operates and invests in cellular markets throughout the United States. USM owned or had the right to acquire both majority and minority interests in 208 cellular markets at September 30, 1994, representing 24,192,000 population equivalents ("pops"). USM managed the operations of 142 cellular markets at September 30, 1994. The Company expects to divest two of these markets and manage the operations of six additional markets in the future. In total, USM expects to manage 146 markets under agreements currently in place. Interests in the 62 remaining markets are managed by others. All 62 of these markets were served by operational systems at September 30, 1994. The following table is a summary of the Company's markets and consolidated operations.

                          UNITED STATES CELLULAR CORPORATION


                                                  September 30,  September 30,
                                                      1994           1993

    Majority-Owned, Managed  and
    Consolidated Markets: (1)
       Population equivalents (in
        thousands) (2)                                  18,793         17,682
       Total population (in thousands)                  20,531         18,290
       Customers                                       364,000        225,400
       Market penetration                                1.77%          1.23%
       Markets in operation                                124            111
       Cell sites in service                               686            444
       Average monthly revenue per
        customer*                                          $83           $91**
       Churn rate per month*                              2.2%           2.5%
       Marketing cost per net customer
        addition*                                         $698           $626

    Minority-Owned and Managed Markets: (3)
       Population equivalents (in
        thousands) (2)                                     961          1,094
       Markets in operation                                 18             21

    Markets to be Managed, Net of
       Markets to be Divested: (4)
       Population equivalents (in
        thousands) (2)                                   1,031          1,272
       Markets                                               4             10

    Total Markets Managed and to be
    Managed by USM:
       Population equivalents (in
        thousands) (2)                                  20,785         20,048
       Markets                                             146            142

    Markets Managed by Others: (5)
       Population equivalents (in
        thousands) (2)                                   3,407          3,374
       Markets in operation                                 62             61

    Total Markets:
       Population equivalents (in
        thousands) (2)                                  24,192         23,422
       Markets                                             208            203


   ** 1993 average monthly revenue per customer has been restated to conform to current year presentation.
   *  For the quarter ended September 30, 1994 and 1993.

   (1) Includes two markets managed by third parties in 1994 and one in 1993.

   (2) 1993  Donnelley Marketing Service  estimates are  used for
       both periods.   Includes  population equivalents  relating
       to interests which are acquirable in the future.

   (3) Includes markets where the Company has the right to acquire an interest but did not own an interest at the respective dates (two markets in 1994 and 1993).

   (4) Represents markets which are not yet operational or which are managed by third parties until the Company acquires a majority interest in the markets.

   (5) Represents markets in which the Company owns or has the right to acquire a minority or other noncontrolling interest and which are managed by others.

   The Company's consolidated results of operations include 100% of the revenues and expenses of the systems serving majority-owned and managed markets plus its corporate office operations. The September 30, 1994 consolidated results of operations include 124 markets with a total population of 20.5 million, compared to 111 markets with a total population of
   18.3 million in 1993.

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

                                                              September 30,
                                                            --------------------
                                                          1994            1993
                                                          ----            ----
   Minority-owned and Managed                               16              19
   Managed by Others - Equity Method                        16              16
                                                          ----            ----
     Total Markets Included in Investment Income            32              35
                                                          ====            ====
   Managed by Others - Cost Method                          46              46
                                                          ====            ====

   Operating results for the first nine months of 1994 primarily reflect improvement in the Company's more established markets (those 111 markets consolidated at September 30, 1993), the acquisition of majority interests in 12 operational markets and the start-up expenses associated with initiating operations in one additional majority-owned and managed market since September 30, 1993. Operating revenues, driven primarily by increases in customers served, rose $84.8 million, or 56%. Operating expenses rose $66.6 million, or 43%. Operating cash flow increased $33.2 million, or 112%. The Company changed its financial reporting presentation for outbound, or pass-through, roamer revenue during the first quarter of 1994. Pass-through roamer revenue is now treated as an offset to the expense charged by other cellular carriers to the Company's markets for this roaming service, and the net amount is included in system operations expense. Service revenues and system operations expense for 1993 have been reclassified for the effect of this change in presentation. This change in presentation allows more comparability of the Company's revenues and margins to other companies in the cellular industry.

   Investment and other income increased $2.8 million, or 15%, due primarily to increases in investment income offset by $4.9 million of gains on sales of cellular interests in 1993. Investment income increased $7.9 million mostly due to improved results in markets managed by others. Interest expense decreased $11.4 million primarily due to a reduction in the amount owed under a Revolving Credit Agreement with USM's parent company, Telephone and Data

   Systems, Inc. ("TDS"), as a result of the Company's 1993 rights offering. Net income totaled $15.2 million in 1994 compared to a net loss of $14.2 million in 1993, reflecting improved operating results, increased investment income and decreased interest expense. On a comparable basis, excluding the 1993 gains on sales of cellular interests, net income increased to $15.2 million as compared to a net loss of $19.1 million in 1993.

   The  Company  expects  to   add  12  markets  to  consolidated
   operations by the end of 1994. The Company currently owns a minority interest in and manages seven of these markets. Subject to regulatory approval, the Company expects to acquire a majority interest in these seven markets and four additional markets and to begin operations in one market in which it currently owns a majority interest by the end of 1994.

   Management anticipates that operating losses from new markets and the seasonality of revenue streams and operating expenses may significantly affect the Company's operating and net results over the next several quarters.

   Operating Revenues
   ------------------

   Operating revenues totaled $236.8 million in 1994, up $84.8 million, or 56%, over 1993. Market acquisitions and start-ups increased operating revenues $15.8 million, or 10%, in 1994. This "acquisitions and start-ups" effect is defined as: (i) the operations of markets added to the consolidated group in 1994 since their respective dates of acquisition, plus (ii) for any market added to the consolidated group in 1993, the portion of 1994 operations which correspond to that portion of 1993 prior to the market's addition to the consolidated group.

   Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to the Company's local retail customers who use the local systems operated by the Company; (ii) charges to customers of other systems who use the Company's cellular systems when roaming ("inbound roamer"); and (iii) charges for long-distance calls made on the Company's systems. Service revenues exclude pass-through roamer revenue as discussed previously. Service revenues for 1993 have been reclassified to conform to current year presentation. Service revenues totaled $227.1 million in 1994, up $82.2 million, or 57%, over 1993. The increase was primarily due to the growing number of local retail customers and the growth in inbound roamer revenue. Acquisitions and start-ups increased service revenues $15.0 million, or 10%, in 1994. Average monthly service revenue per customer totaled $81 in 1994 compared to $85 in 1993. The 5% decrease in average monthly service revenue per customer in 1994 was primarily a result of the decline in average local minutes of use per retail customer and a decrease in per customer inbound roamer revenue. Management anticipates that average monthly service revenue per customer will continue to decrease as local minutes of use per customer decline and as the growth rate of the Company's customer base exceeds the growth rate of inbound roamer revenue.

   Revenue from local customers' usage of USM's systems increased $50.4 million, or 61%, in 1994. Growth in the number of customers in the systems serving the Company's consolidated markets was the primary reason for the increase in local revenue. The number of customers increased 61% to 364,000 at September 30, 1994 from 225,400 at September 30, 1993. Excluding the effect of customers added through acquisitions during the period, the Company's consolidated markets added 121,400 customers through their marketing channels since September 30, 1993. Of these net marketing additions, 108,500 were in markets in service and consolidated at September 30, 1993, representing a 48% increase over the 225,400 customers served at September 30, 1993. While the percentage increase is expected to be lower in the next several quarters, management anticipates that the total number of net customer additions will increase. Acquisitions and start-ups increased local revenue $7.9 million, or 10%, in 1994.

   Average monthly retail revenue per customer declined to $47 in 1994 from $49 in 1993. Monthly local minutes of use per customer averaged 97 in 1994 compared to 104 in 1993. This decline in average local minutes of use follows an industry-wide trend and is believed to be related to the tendency of the early customers in a market to be the heaviest users. It also reflects the Company's and the industry's continued penetration of the consumer market, which tends to include more lower-usage customers.

   Inbound  roamer revenue  increased $24.4  million, or  48%, in
   1994. This increase was attributable to the rise in the number of customers from other systems using the Company's systems when roaming. Also contributing were the increased number of Company-managed systems and cell sites within those systems. Monthly inbound roamer revenue per customer averaged $27 in 1994 and $30 in 1993. Acquisitions and start-ups increased inbound roamer revenue $5.9 million, or 12%, in 1994.

   Long-distance revenue increased $6.8 million, or 70%, in 1994 as the volume of long-distance calls billed by the Company increased. Monthly long-distance revenue per customer averaged $6 in 1994 and 1993. Acquisitions and start-ups increased long-distance revenue $1.1 million, or 11%, in 1994.

   Equipment sales revenues totaled $9.7 million in 1994, up $2.7 million, or 38%, over 1993. Equipment sales reflect the sale of 98,200 and 52,700 cellular telephone units in 1994 and 1993, respectively, plus installation and accessories revenue. The average revenue per unit was $99 in 1994 compared to $134 in 1993. The average revenue per unit decline partially reflects the Company's decision to reduce sales prices on cellular telephones to increase the number of customers, to maintain its market position and to meet competitive prices as well as to reflect reduced manufacturers' prices. Also, during the first nine months of 1994, the Company used promotions based on increased equipment discounting more frequently than during the same period of 1993. The success of these promotions led to both an increase in units sold and a decrease in average equipment sales revenue per unit. Acquisitions and start-ups increased equipment sales revenues $747,000, or 11%, in 1994.

   Operating Expenses
   ------------------

   Operating expenses totaled $221.2 million in 1994, up $66.6 million, or 43%, over 1993. Market acquisitions and start-ups increased expenses $21.7 million, or 14%, in 1994.

   System operations expenses increased $8.9 million, or 36%, in 1994 as a result of increases in customer usage expenses and costs associated with operating the Company's increased number of cellular systems and with the growing number of cell sites within those systems. System operations expense includes pass-through roamer revenue as an offset to the expense charged by other carriers to the Company's markets for this roaming service. System operations expense for 1993 has been reclassified to conform to current year presentation. Costs are expected to continue to increase as the number of cell sites within the Company's systems grows. Customer usage expenses represent charges from other telecommunications service providers for USM's customers' use of their facilities as well as for the Company's inbound roamer traffic on these facilities, offset somewhat by pass-through roamer revenue. These expenses also include local interconnection to the landline network, toll charges and roamer expenses from the Company's customers' use of systems other than their local systems. Customer usage expenses were $14.8 million in 1994 compared to $13.3 million in 1993, and represented 6% of service revenues in 1994 compared to 9% in 1993. Maintenance, utility and cell site expenses grew $7.4 million, or 64%, in 1994, primarily reflecting an increase in the number of cell sites in the systems serving all majority-owned and managed markets, from 444 in 1993 to 686 in 1994. Acquisitions and start-ups increased system operations expenses $4.3 million, or 17%, in 1994.

   Marketing and selling expenses increased $17.8 million, or 63%, in 1994. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions; promotional expenses; local advertising and public relations expenses. The 1994 increase was primarily due to a 64% rise in the number of gross customer activations (excluding acquisitions and divestitures), from 93,900 in the first nine months of 1993 to 154,000 in 1994. Cost per gross customer addition increased less than 1% from $403 in 1993 to $404 in 1994. Excluding acquisitions and divestitures, the Company added 92,000 net new customers in 1994 compared to 57,200 in 1993, a 61% increase. The churn rate held steady at 2.2% for the first nine months of 1994, the same as in 1993. Acquisitions and start-ups increased marketing and selling expenses $4.2 million, or 15%, in 1994.

   Cost of equipment sold increased $9.2 million, or 55%, in 1994. The increase reflects the growth in unit sales related to both the rise in gross customer activations made through the Company's direct and retail distribution channels and the increase in 1994's promotional sales activity which were discussed previously, offset somewhat by declining manufacturer prices per unit. The average cost to the Company of a telephone unit sold, including accessories and installation, was $263 in 1994 compared to $316 in 1993. Acquisitions and start-ups increased cost of goods sold $2.3 million, or 14%, in 1994.

   General and  administrative expenses increased  $15.7 million, or 30%, in 1994. These expenses include the costs of operating the Company's local business offices and its corporate expenses. This increase includes the effects of an increase in the number of consolidated markets, increases in expenses required to serve the growing customer base in existing markets and an expansion of both local administrative office and corporate staff, necessitated by growth in the Company's business and the start-up of and acquisition of additional operations. The Company is using an ongoing clustering strategy to combine local operations wherever feasible in order to gain operational efficiencies and reduce its administrative expenses. Of the increase in general and administrative expenses in 1994, approximately $1.5 million was specifically due to legal expenses incurred to defend the Company against claims totaling more than $200 million. The Company was successful at trial, however, the plaintiffs have appealed the decision. As a result, the Company will likely incur additional legal expenses in the future related to this case. Acquisitions and start-ups increased direct field-related general and administrative expenses $5.8 million, or 11%, in 1994.

   Depreciation expense increased $10.0 million, or 55%, in 1994, reflecting an increase in the average fixed asset balance of 57% since the third quarter of 1993. Acquisitions and start-ups increased depreciation expense $1.9 million, or 10%, in 1994.

   Amortization of intangibles increased $5.0 million, or 36%, in 1994, primarily due to an increase in license costs as a result of the acquisition of or the commencement of service in 13 markets since September 30, 1993. License costs related to consolidated markets increased $183 million, or 22%, since September 30, 1993. Acquisitions and start-ups increased amortization of intangibles $3.1 million, or 22%, in 1994.

   Operating Income (Loss) before Minority Share
   ---------------------------------------------

   Operating income before minority share totaled $15.6 million in 1994 compared to a loss of $2.6 million in 1993. The operating income (loss) margin (as a percent of service revenues) improved to 7% in 1994 from (2%) in 1993. The 1994 operating income reflects improved results in the more established markets and increased revenues resulting from growth in the number of customers served by the Company's systems, partially offset by costs associated with the growth of the Company's operations and increased losses on equipment sales. Acquisitions and start-ups decreased operating income before minority share by $5.9 million in 1994.

   The Company expects service revenues to continue to grow during the remainder of 1994 and in 1995 as it adds customers and cell sites to its existing systems, realizes a full year of revenues from customers and cell sites added in 1993 and 1994, completes acquisitions of operational systems and begins operations in new markets. Additionally, the Company expects expenses to increase significantly during the remainder of 1994 and in 1995 as it incurs expenses for markets and cell sites added in 1993 and 1994, incurs expenses associated with customer and system growth, acquires existing markets and initiates service in new markets. Subject to regulatory approval, at least 12 markets are expected to be added to consolidated operations before the end of 1994. Of these, 11 markets (seven of which are currently minority-owned and managed by the Company) were operational at September 30, 1994. The Company expects to acquire a majority interest in these markets, and to begin operations in one market in which it currently owns a majority interest, before the end of 1994. Upon the commencement of operations in the new markets and upon completion of any related acquisitions, the Company will begin to amortize the related license costs. The Company expects that the costs related to acquiring, constructing and operating new markets may exceed their revenues over the next few quarters. Additionally, management believes there exists a seasonality in both service revenues and operating expenses, especially marketing expenses. As a result, decreased operating income, or an operating loss, before minority share could be generated over the next several quarters.

   Investment and Other Income
   ---------------------------

   Investment and other income totaled $21.7 million in 1994 and $19.0 million in 1993. Investment income was $20.9 million in 1994, a $7.9 million, or 61%, increase over 1993. The Company's share of the income or loss from the markets managed by others that are accounted for by the equity method totaled $20.5 million in 1994 compared to $12.9 million in 1993. There were 16 such markets in 1994 and 1993. The Company's share of income from minority-owned markets it manages totaled $402,000 in 1994 compared to $62,000 in 1993. There were 16 such markets in 1994 and 19 in 1993.

   Other  income  (expense),  net  was  ($991,000)  in  1994  and
   ($244,000)  in  1993.   In  1994,  the  Company sold  obsolete
   equipment obtained in certain acquisitions, recognizing losses of $614,000.

   Gain on sale  of cellular  interests of $4.9  million in  1993 reflects the sales of two cellular investment interests.

   Interest and Income Taxes
   -------------------------

   Interest expense decreased $11.4 million, or 43%, in 1994, on a 47% decrease in the average amount of debt outstanding. Interest expense is primarily related to borrowings under the Revolving Credit Agreement with TDS and borrowings under a vendor financing agreement. Borrowings under the Revolving Credit Agreement bear interest at a floating rate equal to prime plus 1.5% (for a rate of 9.25% at September 30, 1994) and are used to finance system construction and working capital requirements, investments in and advances to entities in which the Company has a minority interest, and acquisitions of cellular interests. In the fourth quarter of 1993, the Company completed a rights offering to its common shareholders, the proceeds of which were used to repay approximately $378 million in debt outstanding under the Revolving Credit Agreement. Interest expense relating to the Revolving Credit Agreement was $12.0 million in 1994 and $23.3 million in 1993. The average amount of debt outstanding under the Revolving Credit Agreement was $192.9 million in the first nine months of 1994 and $409.1 million in 1993. The average interest rate on such debt was 8.3% in 1994 and 7.6% in 1993.

   Most of the borrowings under the vendor financing agreement bear interest at a rate of 2.3% over the 90-day Commercial Paper Rate of high-grade, unsecured notes (for a rate of 7.5% at September 30, 1994). The remainder of such borrowings bear interest at a rate approximating the prime rate (7.75% at September 30, 1994). Borrowings under the vendor financing agreement were used to finance certain of USM's equipment purchases and construction costs. Interest expense related to the vendor financing agreement was approximately $2.9 million in 1994 and $3.0 million in 1993. The average amount of debt under the vendor financing agreement was $58.1 million in the first nine months of 1994 and $67.4 million in 1993. The average interest rate on such debt was 6.6% in 1994 and 5.9% in 1993.

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

   Income tax expense was $3.5 million in 1994 and $1.5 million in 1993. Income tax expense includes the federal income taxes of consolidated subsidiaries not included in the TDS consolidated federal income tax return. State income tax expense in 1994 was primarily related to subsidiaries generating taxable income after utilization of state net operating losses. USM is included in a consolidated federal income tax return with other members of the TDS consolidated group. TDS and USM are parties to a Tax Allocation Agreement under which USM is able to carry forward its losses and credits and use them to offset any current or future income tax liabilities to TDS. The amount of the federal net operating loss carryforward available to offset future taxable income aggregated approximately $148.2 million at December 31, 1993, and expires between 2002 and 2008. The amount of the state net operating loss carryforward available to offset future taxable income aggregated approximately $197.1 million at December 31, 1993, and expires between 1998 and 2008.

   Net Income (Loss)
   -----------------

   Net income totaled $15.2 million in 1994 compared to a net loss of $14.2 million in 1993. The 1994 improvement resulted from improved operating results in the established markets, increased investment income and decreased interest expense, partially offset by the effects of the addition of new markets and the 1993 gain on the sale of minority interests. Net income per share was $.19 in 1994 compared to a net loss per share of $.26 in 1993, primarily reflecting the improvement in net income and the increase in weighted average Common and Series A Common Shares outstanding. The weighted average number of Common and Series A Common Shares outstanding for 1994 increased 44% over the shares outstanding for 1993 primarily as a result of Common and Series A Common Shares issued in connection with the 1993 rights offering, Common Shares issued in connection with acquisitions, and the inclusion of dilutive common stock equivalents in 1994 weighted average common shares outstanding as a result of the 1994 net income. On a comparable basis, excluding the 1993 gain on sale of cellular interests, net income increased to $15.2 million from a net loss of $19.1 million in 1993 and net income per share increased to $.19 from a net loss per share of $.35 in 1993.

   TDS owned an aggregate of 63,879,673 shares of common stock of the Company at September 30, 1994, representing over 81% of the combined total of the Company's outstanding Common and Series A Common Shares and over 96% of their combined voting power. Assuming the Company's Common Shares are issued in all instances in which the Company has the choice to issue its
   Common Shares or other consideration and assuming all issuances of the Company's common stock to TDS and third parties for completed and pending acquisitions and redemptions of the Company's Preferred Stock and TDS's Preferred Shares had been completed at September 30, 1994, TDS would have owned approximately 80% of the total outstanding common stock of the Company and controlled over 95% of the combined voting power of both classes of its common stock. In the event TDS's ownership of the Company falls below 80% of the total value of all of the outstanding shares of the Company's stock, TDS and the Company would be deconsolidated for federal income tax purposes. TDS and the Company have the ability to defer or prevent deconsolidation, if deferring or preventing deconsolidation would be advantageous, by delivering TDS Common Shares and/or cash in lieu of the Company's Common Shares in connection with certain acquisitions.

   Three  Months Ended  9/30/94  Compared to  Three Months  Ended
   9/30/93

   Operating revenues totaled $89.9 million in the third quarter of 1994, up $30.0 million, or 50%, over 1993. As the number of customers and amount of revenue earned continued to grow, local minutes of use per customer continued to decline. Average monthly local minutes of use were 99 in the third quarter of 1994 compared to 107 in 1993. Average monthly service revenue per customer decreased 8% to $83 in the third quarter of 1994 compared to $91 in 1993 for reasons generally the same as the first nine months of 1994. Revenues from local customers' usage of USM's systems increased $17.5 million, or 56%, in 1994 primarily due to the increased number of customers served. Average monthly local retail revenue per customer declined 5% to $47 in the third quarter of 1994 compared to $49 in 1993. Inbound roamer revenue increased $8.6 million, or 40%, in 1994 due to the increased number of other carriers' customers using the Company's systems and the growth in the number of cell sites in those systems. Monthly inbound roamer revenue per customer averaged $29 in 1994 and $34 in 1993. Long-distance revenue increased $2.1 million, or 47%, in 1994 as the volume of long-distance calls billed by the Company increased. Equipment sales revenue reflects sales of 35,100 cellular telephones in 1994 compared to 28,300 in 1993. The average revenue per unit sold was $93 in 1994 and $73 in 1993. During the third quarter of 1993, the Company used specific promotions which were based on increased equipment discounting. Equipment discounting was also used in certain promotions in the third quarter of 1994, but not to the extent it was used in 1993.

   Operating expenses totaled $78.8 million in the third quarter of 1994, up $19.1 million, or 32%, over 1993 for reasons generally the same as for the first nine months of 1994.

   Operating income before minority share was $11.1 million in 1994 compared to $228,000 in 1993. The operating income margin improved to 13% in 1994 from less than 1% in 1993. The improvement in operating income was primarily the result of increased revenues and cost efficiencies, partially offset by the costs associated with the growth of the Company's operations and the addition of new markets.

   Investment income increased $3.1 million, or 56%, in 1994 due to improved results in markets managed by others accounted for by the equity method. Gain on sale of cellular interests in 1993 reflects the sales of investment interests in two cellular markets.

   Net income was $10.8 million in 1994 compared to net loss of $843,000 in 1993. Net income per share was $.13 in 1994 compared to net loss per share of $.01 in 1993. Weighted average common shares outstanding increased 43% in 1994. On a comparable basis, excluding the 1993 gain on sale of cellular interests, net income increased to $10.8 million from a net loss of $5.7 million in 1993 and net income per share increased to $.13 from a net loss per share of $.10 in 1993.

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

   Cash flows from operating activities provided $57.6 million in 1994 and $21.7 million in 1993. Operating cash flow provided cash totaling $62.7 million in 1994 and $29.5 million in 1993. The 1994 increase in operating cash flow primarily reflects improvement in the more mature markets. Acquisitions and start-ups decreased operating cash flow $853,000, or 3%, in 1994. Cash flows from other operating activities (investment and other income, interest expense, changes in working capital and changes in other assets and liabilities) required cash investments totaling $5.1 million in 1994 and $7.8 million in 1993.

   Cash flows from financing activities provided $83.4 million in 1994 and $45.6 million in 1993. Cash flows from financing activities include cash flows from borrowings under the Revolving Credit Agreement with TDS, vendor financing transactions and sales of Common Shares. Borrowings under the Revolving Credit Agreement with TDS totaling $82.4 million and $57.4 million provided a majority of the Company's external financing requirements in 1994 and 1993, respectively.

   Cash flows from investing activities required cash investments totaling $129.3 million in 1994 and $64.7 million in 1993. Such cash requirements primarily consisted of cash additions to property, plant, and equipment and cash requirements for acquisitions and for investments in cellular markets. Cash expenditures for property, plant and equipment totaled $108.2 million in 1994 (of which $6.5 million relates to 1993 additions), representing the construction of 137 cell sites and other plant additions. Cash expenditures for property, plant and equipment totaled $55.1 million in 1993 (of which $192,000 relates to 1992 additions), representing the construction of 80 cell sites and other plant additions.

   Anticipated capital requirements for 1994 reflect the Company's construction and system expansion program, funding of working capital needs, investments in entities in which the Company has a minority interest, scheduled debt repayments and pending acquisitions. The Company's consolidated construction budget for 1994 is approximately $147 million, including anticipated expenditures for both enhancements to existing systems and construction of new systems. Of this amount, planned expenditures for enhancements of existing majority-owned cellular systems, including additional radio channel capacity as well as new cell sites, will total about $127 million; anticipated expenditures for construction of switching offices and digital expansion will total $7 million.

   The Company is expanding its operations through acquisitions. During the first nine months of 1994, the Company completed the acquisition of controlling interests in nine markets and several additional minority interests. During the first nine months of 1993, the Company completed the acquisition of controlling interests in 19 markets and several additional minority interests. Some of the markets acquired during 1994 and 1993 were subject to acquisition agreements which were entered into prior to the year in which the acquisitions were completed. The following table summarizes the consideration issued for these acquisitions.

   COMPLETED ACQUISITIONS                     Nine Months Ended September 30,
                                              -------------------------------
                                                 1994                 1993
                                              ----------           ----------
                                                       (in millions)

   Pops Acquired                                   1.2                  3.3
   Total Consideration                          $138.2             $  242.0

   Details of Total Consideration:

   USM Common Shares
          Shares Issued                            4.3                  4.2
          Recorded Cost                         $131.7             $  108.5

   USM Series A Common Shares
          Shares Issued                             --                   .1
          Recorded Cost                         $   --             $     .1

   USM Common Shares to be issued
   in the future (all in 1994)
          Shares Issuable                           --                   .4
          Recorded Cost                         $   --             $   12.2

   Revolving Credit Agreement - TDS                 .3                100.9

   Subsidiary Preferred Stock                       --                  2.9

   Cancellation of Notes Receivable                1.4                   --

   Equity contribution from TDS                     --                  8.1

   Cash                                         $  4.8             $    9.3


   Of the total 1994 and 1993 consideration, the debt under the Revolving Credit Agreement and most of the USM Common Shares were issued to TDS to reimburse TDS for TDS Common Shares issued and issuable and cash paid to third parties in connection with 1994 and 1993 acquisitions. Additionally, the Company had commitments at September 30, 1994, to issue 812,000 Common Shares in 1994 through 1996 related to certain completed acquisitions. The Company and TDS have the option to deliver TDS Common Shares and/or cash in lieu of the Company's Common Shares in connection with certain of these acquisitions.

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

   At September 30, 1994, the Company, or TDS for the benefit of the Company, had agreements pending to acquire controlling interests in five markets and one minority interest. The following table summarizes the consideration to be issued by USM for these acquisitions if they are completed as planned.

   PENDING ACQUISITIONS                                   September 30, 1994
   --------------------                                   ------------------
                                                             (in millions)

   Pops to be Acquired                                                 .9
   Estimated Consideration to be Paid                               $56.4

   Details of Consideration:

   USM Common Shares
      Shares to be Issued                                             1.9
      Estimated Cost at Agreement Date                              $55.0

   Revolving Credit Agreement - TDS                                    .7

   Equity Contribution from TDS                                     $  .7

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

   TDS and USM are parties to a legal proceeding before the Federal Communications Commission ("FCC") involving a cellular license in a Wisconsin Rural Service Area. Pending the resolution of the issues in the Wisconsin proceeding, further FCC grants to TDS and its subsidiaries will be conditioned on the outcome of that proceeding. TDS's and USM's ability to sell or exchange properties with third parties while such proceeding is pending may be affected. See Note 15 of Notes to Consolidated Financial Statements, Legal Proceedings (La Star Application), in the Company's 1993 Annual Report to Shareholders for a discussion of the proceeding involving the Wisconsin Rural Service Area and the La Star proceeding. As discussed in a Current Report on Form 8-K dated March 30, 1994, the FCC's decision in the La Star proceeding was vacated and remanded to the FCC for further proceedings by a federal court of appeals. The Company will evaluate what impact the proceedings in the La Star matter may have on the Wisconsin proceeding.


   Liquidity
   ---------

   The Company anticipates that the aggregate resources required for the remainder of 1994 will include approximately: (i) $38 million for capital spending; and (ii) $3 million of scheduled debt repayments. Additionally, the Company anticipates it will reimburse TDS, as each acquisition is completed, for TDS Common Shares valued at approximately $54.2 million to be issued and $1.5 million in cash to be paid by TDS to third parties in connection with acquisitions anticipated to be primarily completed by the end of 1994. The reimbursement to TDS is expected to be in the form of 1.9 million Common Shares of the Company and borrowings under the Revolving Credit Agreement totaling $750,000. Not included in the above amounts are acquisitions that may be signed during the remainder of 1994. These potential acquisitions may require substantial funding for both their acquisition and operation during the remainder of 1994.

   At September 30, 1994, the Company had $18 million of cash and cash equivalents, $15 million remaining under the $250 million Revolving Credit Agreement with TDS as amended effective November 15, 1993, $4 million of anticipated minority partner cash distributions, and $1 million of anticipated minority partner capital contributions. Additionally, the Company anticipates generating positive cash flows from operating activities during the remainder of 1994.

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

                 UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------------
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         -------------------------------------
                                      Unaudited
                                      ---------

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        ------------------- -------------------
                                         1994       1993       1994       1993
                                       ---------  --------   --------   --------
                                    (Dollars in thousands, except per share amounts)

   OPERATING REVENUES
     Service                           $  86,675 $  57,869   $227,101  $ 144,919
     Equipment sales                       3,251     2,081      9,715      7,051
                                       --------- ---------   --------- ---------
       Total Operating Revenues           89,926    59,950    236,816    151,970
                                       --------- ---------   --------- ---------
   OPERATING EXPENSES
     System operations                    12,086     9,405     33,890     24,941
     Marketing and selling                16,058    10,615     46,089     28,249
     Cost of equipment sold                8,826     8,252     25,847     16,633
     General and administrative           25,052    19,597     68,258     52,607
     Depreciation                         10,050     6,720     28,192     18,238
     Amortization of intangibles           6,759     5,133     18,926     13,894
                                       --------- ---------   --------- ---------
       Total Operating Expenses           78,831    59,722    221,202    154,562
                                       --------- ---------   --------- ---------

   OPERATING INCOME (LOSS) BEFORE
     MINORITY SHARE                       11,095       228     15,614     (2,592)
     Minority share of operating income   (1,366)     (757)    (3,680)    (2,744)
                                       --------- ---------   --------- ---------

   OPERATING INCOME (LOSS)                 9,729      (529)    11,934     (5,336)
                                       --------- ---------   --------- ---------

   INVESTMENT AND OTHER INCOME
     Investment income                     8,609     5,520     20,938     13,009
     Amortization of license and deferred
       costs related to investments         (195)     (242)      (682)      (681)
     Interest income                       1,168       739      2,474      2,036
     Other (expense), net                   (191)     (634)      (991)      (244)
     Gain on sale of cellular interests        -     4,851          -      4,851
                                       --------- ---------   --------- ---------
       Total Investment and Other Income   9,391    10,234     21,739     18,971
                                       --------- ---------   --------- ---------

   INCOME BEFORE INTEREST
     AND INCOME TAXES                     19,120     9,705     33,673     13,635
     Interest expense - affiliate          5,015     8,818     11,989     23,316
     Interest expense - other              1,065       979      2,998      3,084
                                       --------- ---------   --------- ---------
   INCOME (LOSS) BEFORE INCOME TAXES      13,040       (92)    18,686    (12,765)
     Income tax expense                    2,244       751      3,535      1,481
                                       --------- ---------   --------- ---------
   NET INCOME (LOSS)                   $  10,796 $    (843)  $ 15,151  $ (14,246)
                                       ========= =========   ========= =========
   WEIGHTED AVERAGE COMMON
     AND SERIES A COMMON SHARES (000s)    80,294    56,296     79,493     55,041


   NET INCOME (LOSS) PER COMMON SHARE  $     .13 $    (.01)  $    .19  $    (.26)

                                       ========= =========   ========= =========

             The accompanying notes to consolidated financial statements are an integral part of these statements.

                  UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------------
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         -------------------------------------
                                      Unaudited
                                      ---------

                                                            Nine Months Ended
                                                               Septmber 30,
                                                           -------------------
                                                             1994       1993
                                                           --------   --------
                                                          (Dollars in thousands)
   CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                    $ 15,151    $(14,246)
     Add (Deduct) adjustments to reconcile net
      income (loss) to net cash provided
      by operating activities
        Depreciation and amortization                       47,800      32,813
        Investment income                                  (20,938)    (13,009)
        Gain on sale of cellular interests                       -      (4,851)
        Minority share of operating income                   3,680       2,744
        Other noncash expense                                1,422       1,584
        Change in accounts receivable                      (13,975)    (10,875)
        Change in accounts payable                           4,390       1,133
        Change in accrued interest                          11,903      23,233
        Change in accrued taxes                                300        (723)
        Change in other assets and liabilities               7,912       3,868
                                                          --------    --------
                                                            57,645      21,671
                                                          --------    --------
   CASH FLOWS FROM FINANCING ACTIVITIES
     Long-term debt borrowings                                   -          64
     Repayment of long-term debt                            (8,965)    (11,979)
     Change in Revolving Credit Agreement                   82,360      57,376
     Common Shares issued                                      673         241
     Minority partner capital contributions (distributions)  9,340        (152)
                                                          --------    --------
                                                            83,408      45,550
                                                          --------    --------
   CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment           (108,193)    (55,057)
     Investments in and advances to minority partnerships  (18,925)    (16,131)
     Distributions from partnerships                        11,739       7,941
     Proceeds from sale of investment                            -       6,750
     Acquisitions, excluding cash acquired                  (5,254)     (8,177)
     Other Investments                                      (8,636)          -
                                                          --------    --------
                                                          (129,269)    (64,674)
                                                          --------    --------


   NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                       11,784       2,547

   CASH AND CASH EQUIVALENTS-
     Beginning of period                                     6,274       4,130
                                                          --------    --------
     End of period                                        $ 18,058    $  6,677
                                                          ========    ========


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

                  UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------------
                              CONSOLIDATED BALANCE SHEETS
                              ---------------------------
                                        ASSETS
                                        ------

                                              (Unaudited)
                                           September 30, 1994 December 31, 1993
                                           ------------------ -----------------
                                                    (Dollars in thousands)
   CURRENT ASSETS
     Cash and cash equivalents                  $   16,924        $     5,971
     Affiliated cash investments                     1,134                303
     Accounts receivable
      Customers                                     22,155             14,555
      Roaming                                       19,904             13,484
      Affiliates                                     3,233              2,880
      Other                                          4,387              3,714
     Inventory                                       4,337              2,529
     Prepaid and other current assets                4,460              2,597
                                                -----------       ------------
                                                    76,534             46,033
                                                -----------       ------------

   PROPERTY, PLANT AND EQUIPMENT
     In service                                    413,994            306,118
     Less accumulated depreciation                  87,930             59,704
                                                -----------       ------------
                                                   326,064            246,414
                                                -----------       ------------

   INVESTMENTS
     Cellular partnerships - equity                 88,262             77,178
     Cellular partnerships - cost                   14,763             12,926
     Licenses, net of amortization                 946,622            824,491
     Marketable equity securities                   19,718             17,584
     Notes and interest receivable                  12,180              7,701
                                                -----------       ------------
                                                 1,081,545            939,880
                                                -----------       ------------

   DEFERRED CHARGES
     Deferred start-up costs                         4,034              5,000
     Other deferred charges                         15,775              8,069
                                                -----------       ------------
                                                    19,809             13,069
                                                -----------       ------------

     Total Assets                               $1,503,952        $ 1,245,396
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

                  UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------------
                              CONSOLIDATED BALANCE SHEETS
                              ---------------------------
                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------

                                              (Unaudited)
                                           September 30, 1994 December 31, 1993
                                           ------------------ -----------------
                                                    (Dollars in thousands)

   CURRENT LIABILITIES
     Current portion of long-term debt and
      preferred stock                           $   20,974        $    12,663
     Accounts payable
      Affiliates                                     3,785              4,454
      Other                                         42,254             39,126
     Accrued interest, primarily to affiliates       5,008              5,785
     Accrued taxes                                   1,151                829
     Customer deposits and deferred revenues         5,536              3,909
     Other current liabilities                      12,155              7,653
                                                -----------       ------------
                                                    90,863             74,419
                                                -----------       ------------

   REVOLVING CREDIT AGREEMENT - TDS                234,973            141,524
                                                -----------       ------------

   LONG-TERM DEBT, excluding current portion        42,238             51,130
                                                -----------       ------------

   DEFERRED LIABILITIES AND CREDITS
     Income taxes                                    4,462              2,390
     Other                                           1,247              1,378
                                                -----------       ------------
                                                     5,709              3,768
                                                -----------       ------------

   REDEEMABLE PREFERRED STOCK, excluding
     current portion                                 9,597             18,828
                                                -----------       ------------
   MINORITY INTEREST                                28,173             15,599
                                                -----------       ------------

   COMMON SHAREHOLDERS' EQUITY
     Common Shares, par value $1 per share          45,545             36,960
     Series A Common Shares, par value $1
       per share                                    33,006             33,006
     Additional paid in capital                  1,083,209            867,947
     Common Shares issuable, 811,552 shares
      and 4,966,719 shares, respectively            16,538            103,266
     Retained (deficit)                            (85,899)          (101,051)
                                                -----------       ------------
                                                 1,092,399            940,128
                                                -----------       ------------
     Total Liabilities and Shareholders' Equity $1,503,952        $ 1,245,396
                                                ===========       ============


               The accompanying notes to consolidated financial statements are an integral part of these statements.

         UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   1. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K, as amended with respect to Note 3 of Notes to Consolidated Financial Statements included therein, and with respect to certain investments in equity securities,
      Note 2 of Notes to Consolidated Financial Statements included in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 1994 and December 31, 1993, and the results of operations and cash flows for the nine months ended September 30, 1994 and 1993. The results of operations for the nine months ended September 30, 1994 and 1993, are not necessarily indicative of the results to be expected for the full year.

   2. Net Income per Common and Series A Common Share for the nine months ended September 30, 1994, was computed by dividing Net Income by the weighted average number of Common Shares, Series A Common Shares and dilutive common equivalent shares outstanding during the period. Dilutive common stock equivalents at September 30, 1994, consist primarily of dilutive Common Shares issuable and Redeemable Preferred Stock. Net (Loss) per Common and Series A Common Share for the nine months ended September 30, 1993, was computed by dividing Net (Loss) by the weighted average number of Common Shares and Series A Common Shares outstanding during the period.

   3. Certain of  the cellular acquisitions  closed during  1993,
      1992, 1991  and 1990 require the Company  to deliver Common
      Shares in the  future.   The Company is  required to  issue
      Common Shares to third parties as follows:

                                       Common Shares
                                         Issuable
                                      --------------
                    1994                   301,716
                    1995                   331,013
                    1996                   178,823
                                         ---------
                                           811,552
                                         =========

         UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   4. Assuming that acquisitions accounted for as purchases during the period January 1, 1993, to September 30, 1994, had taken place on January 1, 1993, pro forma results of operations would have been as follows:

                                                     Nine Months Ended
                                                       September 30,
                                              -------------------------------
                                                  1994               1993
                                             -------------       ------------
                                                    (Dollars in thousands,
                                                   except per share amounts)


     Service Revenues                          $ 228,991         $  160,751
     Equipment Sales                               9,741              7,997
     Interest Expense (including cost
       to finance acquisitions)                   14,995             27,237
     Net Income (Loss)                            14,037            (25,226)
     Income (Loss) per Common Share            $     .18         $     (.39)


   5. The following summarized unaudited income statements are the combined summarized income statements of the cellular system partnerships listed below which are among those entities accounted for by the Company following the equity method. The combined summarized income statements were compiled from financial statements and other information obtained by the Company as a limited partner of the
      cellular  limited partnerships  as  set forth  below.   The
      cellular system partnerships included in the combined summarized income statements and the Company's ownership percentage of each cellular system partnership at September 30, 1994, are set forth in the following table.

                                                    The
                                                 Company's
                                                  Limited
                                                Partnership
        Cellular System Partnership              Interest
   ------------------------------------        ------------

   Los Angeles SMSA Limited Partnership            5.5%
   Nashville/Clarksville MSA Limited Partnership   49.0%
   Baton Rouge MSA Limited Partnership             52.0%

                UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            (Unaudited)         (Unaudited)
                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                       -----------------   -----------------
                                       1994       1993       1994       1993
                                     --------- ---------  ---------   --------
                                               (Dollars in thousands)

     REVENUES                        $ 161,608 $ 131,949   $460,057  $ 374,810

     EXPENSES
       Selling, general and
          administrative                87,289    74,502    241,572    221,116
       Depreciation and amortization    16,779    13,662     48,140     39,917
                                     --------- ---------   --------- ---------
                                       104,068    88,164    289,712    261,033
                                     --------- ---------   --------- ---------

     OPERATING INCOME                   57,540    43,785    170,345    113,777
     OTHER INCOME, NET                   1,678     1,020      4,487      2,830
                                     --------- ---------   --------- ---------

     NET INCOME                      $  59,218 $  44,805   $174,832  $ 116,607
                                     ========= =========   ========= =========


   6. Supplemental Cash Flow Information

      The Company acquired certain cellular licenses and interests during the first nine months of 1994 and 1993. In conjunction with these acquisitions, the following assets were acquired, liabilities assumed and Common Shares issued.

                                                            Nine Months Ended
                                                               Septmber 30,
                                                           -------------------
                                                             1994       1993
                                                           --------   --------
                                                          (Dollars in thousands)

     Property, plant and equipment                        $  7,897    $ 19,873
     Cellular licenses                                     136,881     244,988
     Decrease in equity-method investment
      in cellular interests                                 (7,077)    (12,721)
     Accounts receivable                                     1,038       2,019
     Revolving Credit Agreement - TDS                         (309)    (99,931)
     Long-term debt                                              -     (11,876)
     Accounts payable                                         (826)     (2,337)
     Other assets and liabilities,
      excluding cash acquired                                 (583)        (41)
     Common Shares issued and issuable                    (131,767)   (120,770)
     Subsidiary preferred stock issued                           -      (2,909)
     Equity contribution from TDS                                -      (8,118)
                                                          --------    --------
     Decrease in cash due to acquisitions                 $  5,254    $  8,177
                                                          ========    ========

                UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The following summarizes certain noncash transactions, and interest and income taxes paid.

                                                             Nine Months Ended
                                                               Septmber 30,
                                                            -------------------
                                                             1994       1993
                                                           --------   --------
                                                          (Dollars in thousands)

     Interest paid                                        $  3,010    $  2,147
     Income taxes paid                                       1,337       1,836
     Accrued interest converted into debt
      under the Revolving Credit Agreement                  12,681      19,300
     Common Shares issued by USM for Conversion
      of USM Preferred Stock and TDS Preferred Shares     $  1,497    $      -

                      PART II.  OTHER INFORMATION
                      ---------------------------


   Item 1.  Legal Proceedings
   --------------------------

        Townes Telecommunications, Inc., et. al. v. TDS, et. al. Plaintiffs Townes Telecommunications, Inc. ("Townes"), Tatum Telephone Company ("Tatum Telephone") and Tatum Cellular Telephone Company ("Tatum Cellular") filed a suit in the District Court of Rusk County, Texas, against both TDS and USM as defendants. Plaintiff Townes alleged that it entered into an oral agreement with defendants which established a joint venture to develop cellular business in certain markets. Townes alleged that defend-ants usurped a joint venture opportunity and breached fiduciary duties to Townes by purchasing interests in nonwireline markets in Texas RSA #11 and the Tyler (Texas) MSA on their own behalf rather than on behalf of the alleged joint venture. In its Fifth Amended Original Petition Townes sought unspecified damages not to exceed $33 million for usurpation, breach of fiduciary duty, civil conspiracy, breach of contract and tortious inter-interference. Townes also sought imposition of a con-structive trust on defendants' profits from Texas RSA #11 and the Tyler (Texas) MSA and transfer of those interests to the alleged joint venture. In addition, Townes sought reasonable attorneys' fees equal to one-third of the judgment, along with prejudgment interest. Plaintiffs Tatum Telephone and Tatum Cellular sought a declaration that transfers by defendants of a 49% interest in Tatum Cellular violated a five-year restriction on alienation of Tatum Cellular Shares contained in a written share-holders' agreement. Tatum Telephone and Tatum Cellular sought to void the transfers. All plaintiffs together sought as much as $200 million in punitive damages.

        The case went to trial on April 25, 1994. On May 5, 1994 the jury returned a verdict in favor of TDS and USM on all issues. Plaintiffs thereafter made a motion for a mistrial which the Court denied on June 17, 1994. On June 17, the Court also entered judgment on the jury's verdict in favor of TDS and USM. On July 15, 1994 Plain-tiffs filed a motion for a new trial. That motion was denied on August 11, 1994. The Plaintiffs filed an appeal of the case on September 22, 1994. Defendants in-tend to vigorously contest any issues raised on appeal.


   Item 6.  Exhibits and Reports on Form 8-K.
   ------------------------------------------

        (a)      Exhibit 11 - Computation of earnings per common
                        share.

        (b)      Exhibit 12 - Statement regarding computation of
                        ratios.

        (c)      Exhibit 27 - Financial Data Schedule.

        (d)      Exhibit 99.1 - Unaudited Consolidated
                          Statements of Operations for the
                          Twelve Months Ended September 30, 1994
                          and 1993.

                 Exhibit 99.2 - Pro Forma Financial Statements.

        (e) No reports on Form 8-K were filed during the quarter ended September 30, 1994.

                              SIGNATURES
                              ----------



        Pursuant  to the requirements  of the Securities Exchange
   Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              UNITED STATES CELLULAR CORPORATION
                              ----------------------------------

                                        (Registrant)





   Date    November 10, 1994                H. DONALD NELSON
       ---------------------                ----------------------------------
                                            H. Donald Nelson
                                            President
                                           (Principal Executive Officer)


   Date    November 10, 1994                KENNETH R. MEYERS
       ---------------------                ----------------------------------
                                            Kenneth R. Meyers
                                            Vice President - Finance and
                                            Treasurer
                                           (Chief Financial Officer)


   Date    November 10, 1994                PHILLIP A. LORENZINI
       ---------------------                ----------------------------------
                                            Phillip A. Lorenzini
                                            Controller
                                           (Principal Accounting Officer)