Form 10-K405
UNITED STATES CELLULAR CORP
filed 1995-03-24
CIK 821130

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
   /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-9712

--------------------------------------------------------------------------------
                       UNITED STATES CELLULAR CORPORATION

             (Exact name of Registrant as specified in its charter)
--------------------------------------------------------------------------------

           DELAWARE                       62-1147325
------------------------------  ------------------------------
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

                                Name of each exchange
    Title of each class          on which registered
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._X_

    As of February 28, 1995, the aggregate market value of registrant's Common Shares held by nonaffiliates was approximately $513.0 million (based upon the closing price of the Common Shares on February 28, 1995, of $33.375, as reported by the American Stock Exchange).

    The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1995, is 48,669,112 Common Shares, $1 par value, and 33,005,877 Series A Common Shares, $1 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Those sections or portions of the registrant's 1994 Annual Report to Shareholders and of the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held May 17, 1995, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Parts II and III of this report.

--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS
----------------------------------------------------------------------------

                                                                                                                     PAGE NUMBER
                                                                                                                   OR REFERENCE(1)
                                                                                                                     ------------
Item  1. Business.................................................................................................       3
Item  2. Properties...............................................................................................      22
Item  3. Legal Proceedings........................................................................................      22
Item  4. Submission of Matters to a Vote of Security Holders......................................................      23
Item  5. Market for Registrant's Common Equity and Related Stockholder Matters....................................      24(2)
Item  6. Selected Financial Data..................................................................................      24(3)
Item  7. Management's Discussion and Analysis of Financial Condition and Results of Operations....................      24(4)
Item  8. Financial Statements and Supplementary Data..............................................................      24(5)
Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................      24
Item 10. Directors and Executive Officers of the Registrant.......................................................      25(6)
Item 11. Executive Compensation...................................................................................      25(7)
Item 12. Security Ownership of Certain Beneficial Owners and Management...........................................      25(8)
Item 13. Certain Relationships and Related Transactions...........................................................      25(9)
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................................      26

----------------------------------------------------------------------------
(1)  Parenthetical  references are to information incorporated by reference from
     Exhibit 13, which includes portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1994 ("Annual Report") and from the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 1995 (the "Proxy Statement").
(2) Annual Report section entitled "United States Cellular Stock and Dividend Information."
(3)  Annual Report section entitled "Selected Consolidated Financial Data."
(4) Annual Report section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition."
(5) Annual Report sections entitled "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Common Shareholders' Equity," "Notes to Consolidated Financial Statements," "Report of Independent Public Accountants" and "Consolidated Quarterly Income Information (Unaudited)."
(6) Proxy Statement sections entitled "Election of Directors" and "Executive Officers."
(7) Proxy Statement section entitled "Executive Compensation," except for the information specified in Item 402(a)(8) of Regulation S-K under the Securities Exchange Act of 1934, as amended.
(8) Proxy Statement section entitled "Security Ownership of Certain Beneficial Owners and Management."
(9) Proxy Statement section entitled "Certain Relationships and Related Transactions."

--------------------------------------------------------------------------------

                                                        [LOGO]

UNITED STATES CELLULAR CORPORATION
8410 WEST BRYN MAWR  -  CHICAGO, ILLINOIS 60631
TELEPHONE (312) 399-8900

--------------------------------------------------------------------------------

                                     PART I

--------------------------------------------------------------------------------

ITEM 1. BUSINESS

THE COMPANY

    United States Cellular Corporation (the "Company") provides cellular telephone service to 421,000 customers through 130 majority-owned and managed ("consolidated") cellular systems serving approximately 18% of the geography and approximately 9% of the population of the United States. Since 1985, when the Company began providing cellular service in Knoxville, Tennessee, the Company has expanded its cellular networks and customer service operations to cover 145 markets in 33 states as of December 31, 1994. In total, the Company now operates nine market clusters, of which four have a total population of more than two million, plus other unclustered markets. Overall, 84% of the Company's 25.2 million population equivalents are in markets which are or will be consolidated, 2% are in managed but not consolidated markets and 14% are in markets in which the Company holds an investment interest.

    The Company is the seventh largest cellular telephone company in the United States, based on the aggregate number of population equivalents it owns or has the right to acquire. The Company's corporate development strategy is to acquire controlling interests in MSA and RSA licensees in areas adjacent to or in proximity to its other markets in order to build and expand market clusters. The Company anticipates that clustering markets will expand its cellular service areas and provide certain economies in its capital and operating costs.

    The following table summarizes the status of the Company's interests in cellular markets at December 31, 1994.

                                                                                                                   MSA   RSA  TOTAL
                                                                                                                   ---   ---  -----
Owns Majority Interest and Manages (all operational).............................................................  34     96    130
                                                                                                                   ---   ---  -----
Right to Acquire Majority Interest and Manage (net of markets to be divested) (all operational) (1)..............   2      8     10
                                                                                                                   ---   ---  -----
Owns Minority Interest and Manages (all operational).............................................................  --     10     10
                                                                                                                   ---   ---  -----
Total Markets Managed or to be Managed by the Company............................................................  36    114    150
                                                                                                                   ---   ---  -----
Markets Managed by Others (all operational) (2)..................................................................  33     24     57
                                                                                                                   ---   ---  -----
Total Markets....................................................................................................  69    138    207
                                                                                                                   ---   ---  -----
                                                                                                                   ---   ---  -----

----------
(1) The Company expects to acquire controlling interests in 17 markets and divest controlling interests in seven markets. Of the 17 markets to be acquired, 12 markets are being operated by third parties until the Company acquires a controlling interest in those markets.

(2) Represents markets in which the Company owns or has the right to acquire a minority or other noncontrolling interest and which are managed by third parties.

    Cellular systems in the Company's 130 majority-owned and managed markets served 421,000 customers at December 31, 1994, and contained 790 cell sites. The average penetration rate in the Company's consolidated markets was 1.98% at December 31, 1994, and the churn rate in all consolidated markets averaged 2.3% per month for the twelve months ended December 31, 1994.

    The Company, or TDS for the benefit of the Company, has entered into agreements with third parties to acquire cellular interests which generally require the issuance of the Company's or TDS's securities. In connection with agreements that require the delivery of TDS securities, the Company reimburses TDS for TDS securities issued to third parties as consideration for the acquisitions.

    The Company was incorporated in Delaware in 1983. The Company's executive offices are located at 8410 West Bryn Mawr, Chicago, Illinois 60631. Its telephone number is 312-399-8900. The Common Shares of the Company are listed on the American Stock Exchange under the symbol "USM."

    Unless the context indicates otherwise: (i) references to the "Company" refer to United States Cellular Corporation and its subsidiaries; (ii) references to "TDS" refer to Telephone and Data Systems, Inc. and its subsidiaries; (iii) references to "MSA" or to a particular city refer to the Metropolitan Statistical Area, as designated by the U.S. Office of Management and Budget and used by the Federal Communications Commission ("FCC") in designating metropolitan cellular market areas; (iv) references to "RSA" refer to the Rural Service Area, as used by the FCC in designating non-MSA cellular market areas; (v) references to cellular "markets" or "systems" refer to MSAs, RSAs or both; (vi) references to "population equivalents" mean the population of a market, based on 1994 Donnelley Marketing Service Estimates, multiplied by the percentage interests that the Company owns or has the right to acquire in an entity licensed, designated to receive a license or expected to receive a construction permit ("licensee") from the FCC to construct or operate a cellular system in such market.

CELLULAR TELEPHONE OPERATIONS

    THE CELLULAR TELEPHONE INDUSTRY. Cellular telephone technology provides high-quality, high-capacity communications services to in-vehicle and hand-held portable cellular telephones. Cellular technology is a major improvement over earlier mobile telephone technologies. Cellular telephone systems are designed for maximum mobility of the customer. Access is provided through system interconnections to local, regional, national and world-wide telecommunications networks. Cellular telephone systems also offer a full range of ancillary services such as conference calling, call-waiting, call-forwarding, voice mail, facsimile and data transmission.

    Cellular telephone systems divide each service area into smaller geographic areas or "cells." Each cell is served by radio transmitters and receivers operating on discrete radio frequencies licensed by the FCC. All of the cells in a system are connected to a computer-controlled Mobile Telephone Switching Office ("MTSO"). The MTSO is connected to the conventional ("landline") telephone network and potentially other MTSOs. Each conversation on a cellular phone involves a transmission over a specific set of radio frequencies from the cellular phone to a transmitter/receiver at a cell site. The transmission is forwarded from the cell site to the MTSO and from there may be forwarded to the landline telephone network to complete the call. As the cellular telephone moves from one cell to another, the MTSO determines radio signal strength and transfers ("hands off") the call from one cell to the next. This hand-off is not noticeable to either party on the phone call.

    The Company provides cellular telephone service under licenses granted by the FCC. The FCC grants only two licenses to provide cellular telephone service in each market. However, competition for customers includes competing communications technologies such as conventional landline and mobile telephone, Special Mobile Radio ("SMR") systems and radio paging. In addition, emerging technologies such as Enhanced Specialized Mobile Radio ("ESMR"), mobile satellite communication systems and Personal Communications Services ("PCS") may prove to be competitive with cellular service in the future in some or all of the markets where the Company has operations.

    The services available to cellular customers and the sources of revenue available to cellular system operators are similar to those provided by conventional landline telephone companies. Customers are charged a separate fee for system access, airtime, long-distance calls, and ancillary services.

    Cellular system operators often provide service to customers of other operators' cellular systems while the customers are temporarily located within the operators' service areas. Customers using service away from their home system are called "roamers." Roaming is available because technical standards require that analog cellular telephones be compatible in all market areas in the United States. The system that provides the service to these roamers will generate usage revenue. Many operators, including the Company, charge premium rates for this roaming service.

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

    During 1992, a new transmission technique was approved for implementation by the cellular industry. Time Division Multiple Access ("TDMA") technology was selected as one industry standard by the cellular industry and has been deployed in several markets, including the Company's operations in Tulsa, Oklahoma. Another digital technology, Code Division Multiple Access ("CDMA"), is expected to be in a commercial trial by the end of 1995. The Company expects to deploy some CDMA digital radio channels in other markets in the near future.

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

    THE COMPANY'S OPERATIONS. From its inception in 1983 until very recently, the Company has principally been in a start-up phase. The Company's activities have been concentrated significantly on the acquisition of interests in entities licensed or designated to receive a license ("licensees") from the FCC to provide cellular service and on the construction and initial operation of cellular systems. The development of a cellular system is capital-intensive and requires substantial investment prior to and subsequent to initial operation. The Company has experienced operating losses and net losses from its inception until the past few quarters. Management anticipates accelerating growth in cellular units in service and revenues as the Company continues its vigorous expansion and development programs. Marketing and system operations expenses associated with this rapid expansion will most likely reduce the rate of growth in operating cash flow and operating income over the next several quarters.

    While there are numerous cellular systems operating in the United States and other countries, the industry has only a limited operating history. While the Company produced operating income and net income during 1994, changes in any of several factors may reduce the Company's growth in operating income and net income over the next few years. These factors include: (i) the growth rate in the Company's customer base; (ii) the usage and pricing of cellular services;
(iii) the percentage of customers who terminate service each month (the "churn rate"); (iv) the cost of providing cellular services, including the cost of attracting new customers; and (v) continuing technological advances which may provide competitive alternatives.

    The Company is building a substantial presence in selected geographic areas throughout the United States where it can efficiently integrate and manage cellular telephone systems. Its cellular interests include operating clusters of markets in the following areas: Iowa, Wisconsin/Illinois/ Minnesota, Missouri, Eastern North Carolina/Virginia/South Carolina, West Virginia/Pennsylvania/ Maryland, Indiana/Kentucky, Oregon/California, Washington/Oregon, Oklahoma/Missouri/Kansas, Texas/ Oklahoma, Maine/New Hampshire/Vermont, Eastern Tennessee/Western North Carolina, Northern Florida/Georgia and Southwestern Texas. See "The Company's Cellular Interests." The Company has acquired its cellular interests through the wireline application process (22%), including settlements and exchanges with other applicants, and through acquisitions (78%), including acquisitions from TDS and third parties.

    Management plans to retain minority interests in certain cellular markets which it believes will earn a favorable return on investment. Other minority interests may be traded for interests in markets which enhance the Company's market clusters or may be sold for cash or other consideration.

CELLULAR SYSTEMS DEVELOPMENT

    ACQUISITIONS. During the last five years, the Company has expanded its size, particularly in contiguous or adjacent markets through an ongoing acquisition program aimed at strengthening the Company's position in the cellular industry. This growth has resulted primarily from acquisitions of interests in RSAs and has been based on obtaining interests with rights to manage the underlying market.

    Including transfers of RSA interests from TDS, the Company has more than doubled its population equivalents from approximately 9.2 million at December 31, 1989, to approximately 25.2 million at December 31, 1994. However, population equivalents grew at a compound annual rate of 10% over the last three years and only 5% in 1994. Markets managed or to be managed by the Company have increased from 50 markets at December 31, 1989, to 150 markets at December 31, 1994. As of December 31, 1994, almost 86% of the Company's population equivalents represented interests in markets the Company manages or expects to manage compared to 70% at December 31, 1989.

    The Company plans to acquire additional cellular interests through acquisitions or trades in markets that further strengthen its market clusters and in other attractive markets. The Company also seeks to acquire minority interests in markets where it already owns (or has the right to acquire) the majority interest. The Company also continues to evaluate the disposition of interests which are not essential to its corporate development strategy.

    The Company, or TDS for the benefit of the Company, will ordinarily make acquisitions using securities or cash or by exchanging cellular interests it already owns. While management believes that it will be successful in making additional acquisitions or trades, there can be no assurance that the Company, or TDS for the benefit of the Company, will be able to negotiate additional acquisitions or trades on terms acceptable to it or that regulatory approvals, where required, will be received.

    The Company, or TDS for the benefit of the Company, has negotiated acquisitions of cellular interests from third parties primarily in consideration for the Company's Common Shares or TDS's Common or Preferred Shares. Cellular interests acquired by TDS are generally assigned to the Company. At that time, the Company reimburses TDS for the value of TDS securities issued in such transactions, generally by issuing Common Shares to TDS or by increasing the balance due TDS under the Company's Revolving Credit Agreement in amounts equal to the value of TDS securities delivered at the time the acquisitions are closed. The fair market value of the Company's securities issued to TDS in connection with these transactions is equal to the fair market value of the TDS securities delivered in the transactions and is determined at the time the transactions are closed.

    COMPLETED ACQUISITIONS. During 1994, the Company completed the acquisition of controlling interests in nine markets and several additional minority interests representing approximately 1.3 million population equivalents for an aggregate consideration of $140.3 million. The consideration consisted of 4.3 million of the Company's Common Shares, an increase of $309,000 in the debt to TDS under the Revolving Credit Agreement, $6.7 million in cash and a $1.4 million cancellation of a note receivable. The debt under the Revolving Credit Agreement and 4.2 million of the Company's Common Shares were issued to TDS to reimburse TDS for TDS Common Shares issued and issuable and cash paid to third parties in connection with these acquisitions.

    PENDING ACQUISITIONS. At December 31, 1994, the Company, or TDS for the benefit of the Company, had entered into agreements to acquire controlling interests in seven markets and several minority interests representing approximately 1.2 million population equivalents for an aggregate consideration estimated to be approximately $101.5 million. If all of the pending acquisitions are completed as planned, the Company will issue approximately 102,000 of its Common Shares and TDS will pay approximately $98.3 million in TDS Common Shares and cash. Any interests acquired by TDS in these transactions are expected to be assigned to the Company and, at that time, the Company will reimburse TDS for TDS's consideration delivered and costs incurred in such acquisitions in the form of Common Shares of the Company or increases in the balance under the Revolving Credit Agreement. Based on the estimated value of the consideration at the time the agreements were entered into, the Company expects to reimburse TDS by issuing 2.7 million of the Company's Common Shares to TDS and by increasing the balance due TDS under the Revolving Credit Agreement by $11.2 million. The Company has also entered into agreements to exchange markets with four other cellular operators. Pursuant to the exchange agreements, the Company will receive majority interests in nine new markets in exchange for majority interests in seven markets and three market partitions the Company currently owns.

    The Company maintains shelf registration of its Common Shares and Preferred Stock under the Securities Act of 1933 for issuance specifically in connection with acquisitions.

    TDS owned an aggregate of 63,897,673 shares of common stock of the Company at December 31, 1994, representing over 81% of the combined total of the Company's outstanding Common and Series A Common Shares and over 96% of their combined voting power. Assuming the Company's Common Shares are issued in all instances in which the Company has the choice to issue its Common Shares or other consideration and assuming all other issuances of the Company's common stock to TDS and third parties for completed and pending acquisitions and redemptions of the Company's Preferred Stock and TDS's Preferred Shares had been completed at December 31, 1994, TDS would have owned over 80% of the total outstanding common stock of the Company and controlled over 95% of the combined voting power of both classes of its common stock. In the event TDS's ownership of the Company falls below 80% of the total value of all of the outstanding shares of the Company's stock, TDS and the Company would be deconsolidated for federal income tax purposes. TDS and the Company have the ability to defer or prevent deconsolidation, if deferring or preventing deconsolidation would be advantageous, by delivering TDS Common Shares and/or cash, in lieu of the Company's Common Shares in connection with certain acquisitions.

CELLULAR INTERESTS AND CLUSTERS

    The   Company  operates  clusters  of  adjacent  cellular  systems  wherever feasible, enabling its customers to benefit from larger service areas than otherwise possible. Where the Company offers wide-area coverage, its customers enjoy uninterrupted service within the designated area. Customers may also make outgoing calls and receive incoming calls within this area without special roaming arrangements. In addition to benefits to customers, clustering also has provided to the Company certain economies in its capital and operating costs. These economies are made possible through increased sharing of facilities, personnel and other costs and have resulted in a reduction of the Company's per customer cost of service. The extent to which the Company benefits from these revenue enhancements and economies of operation is dependent on market conditions, population sizes of each cluster and engineering considerations.

    The Company's market clusters continue to grow rapidly. At December 31, 1994, the Company's service territory covered approximately 18% of the geography and approximately 9% of the population of the United States. The Company operated nine market clusters at that date, four of which have a population of two million or more. The Company anticipates that it will continue to pursue strategic acquisitions and trades which will complement its established market clusters. From time to time, the Company may also consider trading or selling its interests in markets which do not fit well with its long-term strategies.

    The Company owned or had the right to acquire interests in cellular telephone systems in 207 markets at December 31, 1994, representing 25.2 million population equivalents. The following table summarizes the growth in the Company's population equivalents in recent years and the development status of these population equivalents.

                                                                                                           DECEMBER 31,
                                                                                              --------------------------------------
                                                                                               1994    1993    1992    1991    1990
                                                                                              ------  ------  ------  ------  ------
                                                                                                     (THOUSANDS OF POPULATION
                                                                                                         EQUIVALENTS)(1)
Operational Markets:
  Majority-Owned and Managed................................................................  18,204  18,464  14,475  10,572   5,172
  Minority-Owned and Managed (2)............................................................   1,191   1,157   2,039   1,783   1,310
Markets Under Construction and to be Managed: (3)
  Majority-Owned............................................................................   2,187   1,012   1,831   3,015   4,445
  Minority-Owned (2)........................................................................    --         6       5     124     451
                                                                                              ------  ------  ------  ------  ------
  Total Markets Managed and to be Managed...................................................  21,582  20,639  18,350  15,494  11,378
Minority Interests in Markets Managed by Others.............................................   3,619   3,429   3,517   3,274   3,480
                                                                                              ------  ------  ------  ------  ------
  Total.....................................................................................  25,201  24,068  21,867  18,768  14,858
                                                                                              ------  ------  ------  ------  ------
                                                                                              ------  ------  ------  ------  ------

----------
(1)  Based on 1994 Donnelley Marketing Services estimates for all years.

(2) Includes markets where the Company has the right to acquire an interest but does not currently own an interest.

(3) Includes markets which are operational but which are currently managed by third parties.

    The following section details the Company's cellular interests, including those it owned or had the right to acquire as of December 31, 1994. The table presented therein lists clusters of markets, including both MSAs and RSAs, that the Company manages or anticipates managing. The Company's market clusters show the areas in which the Company is currently focusing its development efforts. These clusters have been devised with a long-term goal of allowing delivery of cellular service to areas of economic interest and along corridors of economic activity.

                        THE COMPANY'S CELLULAR INTERESTS

    The table below sets forth certain information with respect to the interests in cellular markets which the Company owned or had the right to acquire pursuant to definitive agreements as of December 31, 1994.

    The number of population equivalents represented by the Company's cellular interests may have no direct relationship to the number of potential cellular customers or the revenues that may be realized from the operation of the related cellular systems. The fair market value of the Company's cellular interests will ultimately depend on the success of its operations. There is no assurance that the value of cellular interests will not be significantly lower in the future than at present.

                                                                              PERCENTAGE
                                                                              ACQUIRABLE                    TOTAL CURRENT AND
                                                              CURRENT           UNDER                          ACQUIRABLE
                                                  1994      PERCENTAGE        DEFINITIVE                       POPULATION
               CLUSTER/MARKET                  POPULATION    INTEREST       AGREEMENTS(1)       TOTAL          EQUIVALENTS
--------------------------------------------   ----------   -----------     --------------     --------     -----------------
MARKETS MANAGED BY THE COMPANY:
MIDWEST REGIONAL MARKET CLUSTER:
  IOWA:
    Des Moines, IA..........................      413,000          100.00%                         100.00%           413,000
    Davenport, IA-IL........................      362,000           97.37                           97.37            353,000
    Humboldt (IA 10)........................      183,000          100.00                          100.00            183,000
    Cedar Rapids, IA........................      173,000           94.90                %.34       95.24            165,000
    Muscatine (IA 4)#.......................      156,000                             100.00       100.00            156,000
    Iowa (IA 6)#............................      153,000                             100.00       100.00            153,000
    Waterloo-Cedar Falls, IA................      150,000           88.59                           88.59            133,000
    Hardin (IA 11)#.........................      109,000                             100.00       100.00            109,000
    Kossuth (IA 14).........................      108,000          100.00                          100.00            108,000
    Iowa City, IA #.........................       98,000            1.95              98.05       100.00             98,000
    Mitchell (IA 13)........................       67,000          100.00                          100.00             67,000
    Dubuque, IA.............................       88,000           70.41                 .40       70.81             62,000
    Mills (IA 1)............................       61,000          100.00                          100.00             61,000
    Audubon (IA 7)..........................       55,000          100.00                          100.00             55,000
    Union (IA 2)............................       50,000          100.00                          100.00             50,000
    Monroe (IA 3)*(2).......................       91,000           49.00                           49.00             44,000
    Winneshiek (IA 12)*.....................      115,000           24.50                           24.50             28,000
    Ida (IA 9)*.............................       63,000           16.67                           16.67             11,000
                                               ----------                                                   -----------------
                                                2,495,000                                                          2,249,000
                                               ----------                                                   -----------------
  WISCONSIN/ILLINOIS/MINNESOTA:
    Peoria, IL..............................      349,000          100.00                          100.00            349,000
    Jo Daviess (IL 1).......................      316,000          100.00                          100.00            316,000
    Vernon (WI 8)(3)*.......................      228,000          100.00                          100.00            228,000
    Adams (IL 4)(4)*........................      217,000          100.00                          100.00            217,000
    Mercer (IL 3)...........................      204,000          100.00                          100.00            204,000
    Rochester, MN*..........................      115,000          100.00                          100.00            115,000
    Pierce (WI 5)...........................       92,000          100.00                          100.00             92,000
    Wausau, WI*.............................      119,000           71.76                           71.76             86,000
    Trempealeau (WI 6)(4)...................       82,000          100.00                          100.00             82,000
    LaCrosse, WI............................       99,000           73.16                 .71       73.87             73,000
                                               ----------                                                   -----------------
                                                1,821,000                                                          1,762,000
                                               ----------                                                   -----------------
  MISSOURI:
    Columbia, MO*...........................      122,000          100.00                          100.00            122,000
    Brown (KS 5)............................      121,000          100.00                          100.00            121,000
    Callaway (MO 6)*........................       85,000          100.00                          100.00             85,000
    DeKalb (MO 4)...........................       69,000          100.00                          100.00             69,000
    Linn (MO 5).............................       68,000          100.00                          100.00             68,000
    Schuyler (MO 3).........................       56,000          100.00                          100.00             56,000
    Atchison (MO 1).........................       43,000          100.00                          100.00             43,000
                                               ----------                                                   -----------------
                                                  564,000                                                            564,000
                                               ----------                                                   -----------------
      TOTAL MIDWEST REGIONAL MARKET
       CLUSTER..............................    4,880,000                                                          4,575,000
                                               ----------                                                   -----------------

                                                                              PERCENTAGE
                                                                              ACQUIRABLE                    TOTAL CURRENT AND
                                                              CURRENT           UNDER                          ACQUIRABLE
                                                  1994      PERCENTAGE        DEFINITIVE                       POPULATION
               CLUSTER/MARKET                  POPULATION    INTEREST       AGREEMENTS(1)       TOTAL          EQUIVALENTS
--------------------------------------------   ----------   -----------     --------------     --------     -----------------
VIRGINIA/NORTH CAROLINA/SOUTH CAROLINA
  REGIONAL MARKET CLUSTER:
  EASTERN NORTH CAROLINA/VIRGINIA/SOUTH
   CAROLINA:
    Northampton (NC 8)......................      286,000          100.00%                         100.00%           286,000
    Rockingham (NC 7).......................      281,000          100.00                          100.00            281,000
    Harnett (NC 10).........................      271,000          100.00                          100.00            271,000
    Greene (NC 13)..........................      238,000          100.00                          100.00            238,000
    Greenville (NC 14)......................      236,000          100.00                          100.00            236,000
    Hoke (NC 11)............................      215,000          100.00                          100.00            215,000
    Chesterfield (SC 4).....................      209,000          100.00                          100.00            209,000
    Bedford (VA 4)..........................      175,000          100.00                          100.00            175,000
    Sampson (NC 12).........................      123,000          100.00                          100.00            123,000
    Chatham (NC 6)..........................      149,000           81.16                           81.16            121,000
    Camden (NC 9)...........................      119,000          100.00                          100.00            119,000
    Buckingham (VA 7).......................       89,000          100.00                          100.00             89,000
    Bath (VA 5).............................       63,000          100.00                          100.00             63,000
                                               ----------                                                   -----------------
                                                2,454,000                                                          2,426,000
                                               ----------                                                   -----------------
  WEST VIRGINIA/PENNSYLVANIA/MARYLAND:
    Monongalia (WV 3)*......................      269,000          100.00                          100.00            269,000
    Raleigh (WV 7)#.........................      255,000                             100.00%      100.00            255,000
    Greene (PA 9)...........................      188,000          100.00                          100.00            188,000
    Grant (WV 4)*...........................      168,000          100.00                          100.00            168,000
    Tucker (WV 5)*..........................      130,000          100.00                          100.00            130,000
    Hagerstown, MD*.........................      127,000          100.00                          100.00            127,000
    Cumberland, MD-WV*......................      103,000          100.00                          100.00            103,000
    Wetzel (WV 2)...........................       79,000          100.00                          100.00             79,000
    Bedford (PA 10)(4)*.....................       49,000          100.00                          100.00             49,000
    Garrett (MD 1)*.........................       30,000          100.00                          100.00             30,000
                                               ----------                                                   -----------------
                                                1,398,000                                                          1,398,000
                                               ----------                                                   -----------------
  OTHER MARKETS:
    Tuscarawas (OH 7).......................      255,000          100.00                          100.00            255,000
    Williams (OH 1)(5)......................      127,000           75.00              25.00       100.00            127,000
    Ross (OH 9)*............................      247,000           49.00                           49.00            121,000
    Union (PA 8)*...........................          (6)          100.00            (100.00)                             --
    Williamsport, PA*.......................          (6)          100.00            (100.00)                             --
                                               ----------                                                   -----------------
                                                  629,000                                                            503,000
                                               ----------                                                   -----------------
      TOTAL VIRGINIA/NORTH CAROLINA/SOUTH
       CAROLINA REGIONAL MARKET CLUSTER.....    4,481,000                                                          4,327,000
                                               ----------                                                   -----------------

                                                                              PERCENTAGE
                                                                              ACQUIRABLE                    TOTAL CURRENT AND
                                                              CURRENT           UNDER                          ACQUIRABLE
                                                  1994      PERCENTAGE        DEFINITIVE                       POPULATION
               CLUSTER/MARKET                  POPULATION    INTEREST       AGREEMENTS(1)       TOTAL          EQUIVALENTS
--------------------------------------------   ----------   -----------     --------------     --------     -----------------
INDIANA/KENTUCKY REGIONAL MARKET CLUSTER:
  INDIANA/KENTUCKY:
    Meade (KY 3)............................      304,000          100.00%                         100.00%           304,000
    Evansville, IN-KY.......................      318,000           78.13                           78.13            249,000
    Owen (IN 7).............................      221,000          100.00                          100.00            221,000
    Fulton (KY 1)#..........................      187,000                             100.00%      100.00            187,000
    Union (KY 2)............................      128,000          100.00                          100.00            128,000
    Owensboro, KY...........................       90,000           79.11                 .22       79.33             71,000
    Warren (IN 5)*..........................      120,000           33.33                           33.33             40,000
    Miami (IN 4)*...........................      184,000                              14.29        14.29             26,000
                                               ----------                                                   -----------------
                                                1,552,000                                                          1,226,000
                                               ----------                                                   -----------------
  OTHER MARKETS:
    Newton (IN 1)...........................      212,000           60.50              39.50       100.00            212,000
    Elliott (KY 9)..........................      206,000                             100.00       100.00            206,000
    Clay (KY 11)#...........................      170,000                             100.00       100.00            170,000
    Kosciusko (IN 2)........................      164,000          100.00                          100.00            164,000
    Powell (KY 10)..........................      153,000                             100.00       100.00            153,000
    Cheboygan (MI 4)*.......................      129,000          100.00                          100.00            129,000
                                               ----------                                                   -----------------
                                                1,034,000                                                          1,034,000
                                               ----------                                                   -----------------
      TOTAL INDIANA/KENTUCKY REGIONAL MARKET
       CLUSTER..............................    2,586,000                                                          2,260,000
                                               ----------                                                   -----------------

NORTHWEST REGIONAL MARKET CLUSTER:
  OREGON/CALIFORNIA:
    Coos (OR 5).............................      250,000          100.00                          100.00            250,000
    Del Norte (CA 1)........................      212,000          100.00                          100.00            212,000
    Medford, OR*............................      160,000          100.00                          100.00            160,000
    Mendocino (CA 9)........................      141,000          100.00                          100.00            141,000
    Crook (OR 6)*...........................      182,000           37.50                           37.50             68,000
    Modoc (CA 2)............................       60,000          100.00                          100.00             60,000
                                               ----------                                                   -----------------
                                                1,005,000                                                            891,000
                                               ----------                                                   -----------------
  WASHINGTON/OREGON:
    Pacific (WA 6)*.........................      178,000           49.00              51.00       100.00            178,000
    Richland-Kennewick-Pasco, WA*...........      168,000          100.00                          100.00            168,000
    Yakima, WA*.............................      206,000           54.55                           54.55            113,000
    Okanogan (WA 4).........................      112,000          100.00                          100.00            112,000
    Umatilla (OR 3)*........................      147,000           60.42                           60.42             89,000
    Kittitas (WA 5)(4)*.....................       68,000           83.50                           83.50             57,000
    Hood River (OR 2)*......................       69,000           30.32                           30.32             21,000
    Skamania (WA 7)*........................       26,000           30.32                           30.32              8,000
                                               ----------                                                   -----------------
                                                  974,000                                                            746,000
                                               ----------                                                   -----------------
  OTHER MARKETS:
    Clark (ID 6)............................      288,000          100.00                          100.00            288,000
    Butte (ID 5)............................      153,000          100.00                          100.00            153,000
                                               ----------                                                   -----------------
                                                  441,000                                                            441,000
                                               ----------                                                   -----------------
      TOTAL NORTHWEST REGIONAL MARKET
       CLUSTER..............................    2,420,000                                                          2,078,000
                                               ----------                                                   -----------------

                                                                              PERCENTAGE
                                                                              ACQUIRABLE                    TOTAL CURRENT AND
                                                              CURRENT           UNDER                          ACQUIRABLE
                                                  1994      PERCENTAGE        DEFINITIVE                       POPULATION
               CLUSTER/MARKET                  POPULATION    INTEREST       AGREEMENTS(1)       TOTAL          EQUIVALENTS
--------------------------------------------   ----------   -----------     --------------     --------     -----------------
TEXAS/OKLAHOMA/MISSOURI/KANSAS REGIONAL
  MARKET CLUSTER:
  OKLAHOMA/MISSOURI/KANSAS:
    Tulsa, OK*..............................      791,000           55.06%                          55.06%           436,000
    Elk (KS 15)*............................      155,000                              99.00%       99.00            154,000
    Joplin, MO*.............................      140,000          100.00                          100.00            140,000
    Seminole (OK 6).........................      215,000           55.06                           55.06            119,000
    Nowata (OK 4)(4)*#......................      105,000                             100.00       100.00            105,000
                                               ----------                                                   -----------------
                                                1,406,000                                                            954,000
                                               ----------                                                   -----------------
  MISSOURI:
    Stone (MO 15)...........................      105,000          100.00                          100.00            105,000
    Laclede (MO 16).........................       93,000          100.00                          100.00             93,000
    Washington (MO 13)......................       89,000          100.00                          100.00             89,000
    Shannon (MO 17)*........................       54,000          100.00                          100.00             54,000
    Madison (AR 1)..........................          (6)          100.00            (100.00)                             --
                                               ----------                                                   -----------------
                                                  341,000                                                            341,000
                                               ----------                                                   -----------------
  TEXAS/OKLAHOMA:
    Garvin (OK 9)...........................      198,000          100.00                          100.00            198,000
    Haskell (OK 10).........................       82,000          100.00                          100.00             82,000
    Wichita Falls, TX*......................      135,000           51.65                           51.65             70,000
    Lawton, OK*.............................      112,000           51.65                           51.65             58,000
    Jackson (OK 8)*.........................       97,000           51.65                           51.65             50,000
    Hardeman (TX 5)(4)*.....................       40,000           51.65                           51.65             21,000
    Briscoe (TX 4)(4)*......................       11,000           51.65                           51.65              6,000
    Beckham (OK 7)(4)*......................       10,000           51.65                           51.65              5,000
    Cherokee (TX 11)........................          (6)          100.00            (100.00)                             --
    Tyler, TX...............................          (6)          100.00            (100.00)                             --
                                               ----------                                                   -----------------
                                                  685,000                                                            490,000
                                               ----------                                                   -----------------
      TOTAL TEXAS/OKLAHOMA/MISSOURI/KANSAS
       REGIONAL MARKET CLUSTER..............    2,432,000                                                          1,785,000
                                               ----------                                                   -----------------

NORTHEAST REGIONAL MARKET CLUSTER:
  MAINE/NEW HAMPSHIRE/VERMONT:
    Manchester-Nashua, NH...................      345,000           87.59                           87.59            302,000
    Coos (NH 1)*............................      227,000          100.00                          100.00            227,000
    Kennebec (ME 3).........................      222,000          100.00                          100.00            222,000
    Somerset (ME 2).........................      159,000          100.00                          100.00            159,000
    Bangor, ME..............................      147,000           89.58                 .40       89.98            133,000
    Addison (VT 2)(3)*......................      104,000          100.00                          100.00            104,000
    Washington (ME 4)*......................       85,000          100.00                          100.00             85,000
    Lewiston-Auburn, ME.....................      102,000           82.04                           82.04             84,000
    Oxford (ME 1)...........................       81,000          100.00                          100.00             81,000
                                               ----------                                                   -----------------
                                                1,472,000                                                          1,397,000
                                               ----------                                                   -----------------
  OTHER MARKETS:
    Poughkeepsie, NY........................      265,000           81.32                 .79       82.11            217,000
    Columbia (NY 6).........................      110,000                             100.00       100.00            110,000
    Jefferson (NY 1)........................           (6)         100.00            (100.00)                             --
                                               ----------                                                   -----------------
                                                  375,000                                                            327,000
                                               ----------                                                   -----------------
      TOTAL NORTHEAST REGIONAL MARKET
       CLUSTER..............................    1,847,000                                                          1,724,000
                                               ----------                                                   -----------------

                                                                              PERCENTAGE
                                                                              ACQUIRABLE                    TOTAL CURRENT AND
                                                              CURRENT           UNDER                          ACQUIRABLE
                                                  1994      PERCENTAGE        DEFINITIVE                       POPULATION
               CLUSTER/MARKET                  POPULATION    INTEREST       AGREEMENTS(1)       TOTAL          EQUIVALENTS
--------------------------------------------   ----------   -----------     --------------     --------     -----------------
EASTERN TENNESSEE/WESTERN NORTH CAROLINA
  MARKET CLUSTER:
    Knoxville, TN*..........................      544,000           96.03%                          96.03%           522,000
    Whitfield (GA 1)........................      212,000          100.00                          100.00            212,000
    Asheville, NC*..........................      204,000          100.00                          100.00            204,000
    Henderson (NC 4)(4)(7)*.................      186,000          100.00                          100.00            186,000
    Bledsoe (TN 7)(4)*......................      143,000           96.03                           96.03            137,000
    Hamblen (TN 4)(4)*......................      127,000          100.00                          100.00            127,000
    Giles (TN 6)*...........................      157,000           80.00                           80.00            126,000
    Lake (TN 1)*............................       78,000           16.33              83.67%      100.00             78,000
    Macon (TN 3)*...........................      330,000           16.67                           16.67             55,000
    Yancey (NC 2)(4)*.......................       31,000          100.00                          100.00             31,000
                                               ----------                                                   -----------------
      TOTAL EASTERN TENNESSEE/WESTERN NORTH
       CAROLINA MARKET CLUSTER..............    2,012,000                                                          1,678,000
                                               ----------                                                   -----------------

SOUTHEAST REGIONAL MARKET CLUSTER:
  NORTHERN FLORIDA/GEORGIA:
    Tallahassee, FL #.......................      272,000                             100.00       100.00            272,000
    Worth (GA 14)...........................      243,000          100.00                          100.00            243,000
    Gainesville, FL.........................      221,000          100.00                          100.00            221,000
    Toombs (GA 11)..........................      150,000          100.00                          100.00            150,000
    Walton (FL 10)..........................      108,000          100.00                          100.00            108,000
    Putnam (FL 5)(7)........................       69,000          100.00                          100.00             69,000
    Jefferson (FL 8)........................       53,000          100.00                          100.00             53,000
    Dixie (FL 6)............................       51,000          100.00                          100.00             51,000
    Calhoun (FL 9)..........................       39,000          100.00                          100.00             39,000
    Early (GA 13)*..........................          (6)          100.00            (100.00)                             --
                                               ----------                                                   -----------------
                                                1,206,000                                                          1,206,000
                                               ----------                                                   -----------------
  OTHER MARKETS:
    Fort Pierce, FL (8)*....................      279,000           49.00                           49.00            137,000
    Copiah (MS 9)...........................      118,000          100.00                          100.00            118,000
    Glades (FL 2)(7)........................       83,000          100.00                          100.00             83,000
                                               ----------                                                   -----------------
                                                  480,000                                                            338,000
                                               ----------                                                   -----------------
      TOTAL SOUTHEAST REGIONAL MARKET
       CLUSTER..............................    1,686,000                                                          1,544,000
                                               ----------                                                   -----------------

SOUTHWESTERN TEXAS MARKET CLUSTER:
    Corpus Christi, TX #....................      374,000                             100.00       100.00            374,000
    Atascosa (TX 19)........................      218,000          100.00                          100.00            218,000
    Edwards (TX 18).........................      207,000          100.00                          100.00            207,000
    Laredo, TX..............................      154,000           92.76                           92.76            143,000
    Wilson (TX 20)..........................      139,000          100.00                          100.00            139,000
    Victoria, TX............................       80,000           99.22                           99.22             79,000
                                               ----------                                                   -----------------
      TOTAL SOUTHWESTERN TEXAS MARKET
       CLUSTER..............................    1,172,000                                                          1,160,000
                                               ----------                                                   -----------------

  OTHER OPERATIONS:
    Atlantic City, NJ#......................      335,000            9.09              50.01        59.10            198,000
    Hawaii (HI 3)...........................      140,000          100.00                          100.00            140,000
    Vineland-Millville-Bridgeton, NJ........      142,000           78.73                 .99       79.72            113,000
                                               ----------                                                   -----------------
                                                  617,000                                                            451,000
                                               ----------                                                   -----------------
      Total Managed Markets.................   24,133,000                                                         21,582,000
                                               ----------                                                   -----------------

                                                                              PERCENTAGE
                                                                              ACQUIRABLE                    TOTAL CURRENT AND
                                                              CURRENT           UNDER                          ACQUIRABLE
                                                  1994      PERCENTAGE        DEFINITIVE                       POPULATION
               CLUSTER/MARKET                  POPULATION    INTEREST       AGREEMENTS(1)       TOTAL          EQUIVALENTS
--------------------------------------------   ----------   -----------     --------------     --------     -----------------
MARKETS MANAGED BY OTHERS:
    Los Angeles/Oxnard, CA*.................   15,416,000            5.50%                           5.50%           848,000
    Nashville/Clarksville-Hopkinsville,
     TN-KY*.................................    1,224,000           49.00                           49.00            599,000
    Baton Rouge, LA (9)*....................      558,000           52.00                           52.00            290,000
    Seattle-Everett/Tacoma/Bremerton, WA*...    2,991,000            6.25                            6.25            187,000
    Biloxi/Pascagoula, MS*..................      341,000           49.00                           49.00            167,000
    Oklahoma City, OK*......................      973,000           14.60                           14.60            142,000
    Portland, ME*...........................      279,000           49.00                           49.00            136,000
    McAllen, TX.............................      431,000           26.20                           26.20            113,000
    Portsmouth-Dover-Rochester, NH-ME*......      270,000           40.00                           40.00            108,000
    Others (Fewer than 100,000 population
     equivalents each)......................                                                                       1,029,000
                                                                                                            -----------------
      Total Population Equivalents of
       Markets Managed by Others............                                                                       3,619,000
                                                                                                            -----------------
      Total Population Equivalents..........                                                                      25,201,000
                                                                                                            -----------------
                                                                                                            -----------------

------------
  * Designates wireline market.
 # Designates operational market operated by third parties until the Company acquires a controlling interest.

(1) Interests under these agreements are expected to be acquired at the various times specified therein following the satisfaction of customary closing conditions.

(2) The licensee in this market will exchange the wireline license for the non-wireline license in the same market.

(3) The Company's interest in the license for this market has been set aside by the FCC. The Company is currently operating the market under interim operating authority granted by the FCC. See Item 3., "Legal Proceedings -- La Star and Wisconsin RSA 8 Applications."

(4) These markets have been or will be partitioned into more than one licensed area. The 1994 population, percentage ownership and number of population equivalents shown are for the licensed areas within the markets in which the Company owns or has the right to acquire an interest.

(5) The Company currently owns a 75% interest in the wireline license in this market and has an agreement to divest this interest. The Company also has an agreement to acquire a 100% interest in the nonwireline license in this market.

(6) The Company has agreements to divest its 100% ownership interests in these markets. The 1994 populations of these markets are not included in the related cluster or group totals.

(7) The Company has agreements to divest partitioned areas in these markets. The 1994 population, percentage ownership and number of population equivalents shown are for the licensed areas within the markets which the Company will continue to own upon completion of each divestiture.

(8) The Company owns 80% of the entity which owns and operates this market but has only a 49% interest in its earnings and profits.

(9) The Company owns a noncontrolling limited partnership interest in this market.

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

    In accordance with its strategy of building and strengthening market clusters, the Company has selected high capacity digital cellular switching systems that are capable of serving multiple markets through a single MTSO. The Company's cellular systems are designed to facilitate the installation of equipment which will permit microwave interconnection between the MTSO and each cell site. The Company has implemented such microwave interconnection in most of the cellular systems it manages. In other systems in which the Company owns or has an option to purchase a majority interest and where it is believed to be cost-efficient, such microwave technology will also be implemented. Otherwise, such systems will rely upon landline telephone connections or microwave links owned by others to link cell sites with the MTSO. Although the installation of microwave network interconnection equipment requires a greater initial capital investment, a microwave network enables a system operator to avoid the current and future charges associated with leasing telephone lines from the landline telephone company, while generally improving system reliability. In addition, microwave facilities can be used to connect separate cellular systems to allow shared switching, which reduces the aggregate cost of the equipment necessary to operate both systems.

    The Company has continued to expand its internal network in 1994 to encompass over 100 markets in the United States. This network provides automatic call delivery for the Company's customers and handoff between adjacent markets. The network has also been extended, using IS-41 technology, through links with certain systems operated by several other carriers, including GTE, US West, Ameritech, BellSouth, Centennial Cellular Corp., Southwestern Bell, McCaw Cellular Communications, Vanguard Cellular Systems and others. Additionally, the Company has implemented two Signal Transfer Points which will allow it to interconnect efficiently with network providers such as Independent Telephone Network and the North American Cellular Network.

    During 1995, the Company intends to extend the network for its customers through interconnection with one or more network providers as well as additional "point to point" connections required for hand-off. This expanded network will increase the area in which customers can automatically receive incoming calls, and should also reduce the incidence of fraud due to the pre-call validation feature of the IS-41 technology.

    Management  believes  that  currently  available  technologies  will   allow
sufficient capacity on the Company's networks to meet anticipated demand over the next few years.

COSTS OF SYSTEM CONSTRUCTION AND FINANCING

    Construction of cellular systems is capital-intensive, requiring substantial investment for land and improvements, buildings, towers, MTSOs, cell site equipment, microwave equipment, engineering and installation. The Company, consistent with FCC control requirements, uses primarily its own personnel to engineer and oversee construction of each cellular system where it owns or has the right to acquire a controlling interest. In so doing, the Company expects to improve the overall quality of its systems and to reduce the expense and time required to make them operational.

    The costs (exclusive of license costs) of the operational systems in which the Company owns or has the right to acquire an interest are generally financed through capital contributions or intercompany loans to the partnerships or subsidiaries owning the systems, and through certain vendor financing.

MARKETING

    The Company's marketing plan is designed to continue rapid penetration of its market clusters and to increase customer awareness of cellular service. The marketing plan stresses the quality of the Company's service offerings and incorporates rate plans which are designed to meet the needs of a variety of customer usage patterns. The Company's distribution channels include direct sales personnel and agents and the Company has recently added retail service centers in many of its markets. These Company-owned and managed locations are designed to market cellular service to the consumer segment in a setting which is familiar to these potential customers.

    The Company manages each cluster of markets out of one administrative office with a local staff, including marketing, customer service, engineering and in some cases installation personnel. Direct sales consultants market cellular service to potential customers throughout each cluster. Retail associates work out of the retail locations and market cellular service to the consumer segment. The Company maintains an ongoing training program to improve the effectiveness of sales consultants and retail associates by focusing their efforts on obtaining customers and maximizing the sale of high-user packages. These packages commit customers to pay for a minimum amount of usage at discounted rates per minute, even if usage falls below a defined monthly minimum amount.

    The Company also relies on agents, dealers and non-Company retailers to obtain customers. Agents and dealers are independent business people who obtain customers for the Company on a commission basis. The Company's agents are generally in the business of selling cellular telephones, cellular service packages and other related products. The Company's dealers include car stereo companies and other companies whose customers are also potential cellular customers. The non-Company retailers include car dealers, major appliance dealers, office supply dealers and mass merchants.

    The Company opened its own retail locations in late 1993, expanding to over 140 locations by the end of 1994. These Company-owned and operated businesses utilize rental facilities located in high-traffic areas. The Company is working toward a uniform appearance in these stores, with all having similar displays and layouts. The retail centers' hours of business match those of the retail trade in the local marketplace, often staying open on weekends and later in the evening than a typical business supplier. Additionally, to fully serve customer needs, these stores sell accessories to complement the phones and services the Company has traditionally provided.

    In addition to its own retail centers, the Company actively pursues national retail accounts which may potentially yield new customer additions in multiple markets. Agreements have been entered into with such national distributors as Chrysler Corporation, Ford Motor Company, General Motors, AT&T, Radio Shack, Best Buy and Sears, Roebuck & Co. in certain of the Company's markets. Upon the sale of a cellular telephone by one of these national distributors, the Company receives, often exclusively within the territories served, the resulting cellular customer.

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

CUSTOMERS AND SYSTEM USAGE

    Cellular customers come from a wide range of occupations. They typically include a large proportion of individuals who work outside of their offices such as people in the construction, real estate, wholesale and retail distribution businesses and professionals. Most of the Company's customers use in-vehicle cellular telephones. However, more customers are selecting portable cellular telephones as these units become more compact and fully featured as well as more attractively priced.

    The Company's cellular systems are used most extensively during normal business hours between 7:00 am and 6:00 pm. On average, the local retail customers in the Company's majority-owned and managed systems used their cellular systems approximately 95 minutes per unit each month and generated retail revenue of approximately $47 per month during 1994, compared to 103 minutes and $49 per month in 1993. Revenue generated by roamers, together with local, toll and other revenues, brought the Company's total average monthly service revenue per customer unit in majority-owned and managed markets to $80 during 1994. Average monthly service revenue per customer unit decreased approximately 6% during 1994, reflecting both the decline in average local minutes per customer unit and slower growth in roaming revenues. The Company anticipates that average monthly service revenue per customer unit will continue to decline as its distribution channels provide additional customers who generate fewer local minutes of use and as roaming revenues grow more slowly.

    Roaming is a service offered by the Company which allows a customer to place or receive a call in a cellular service area away from the customer's home market area. The Company has entered into "roaming agreements" with operators of other cellular systems covering virtually all systems in the United States and Canada. These agreements offer customers the opportunity to roam in these systems. These reciprocal agreements automatically pre-register the customers of the Company's systems in the other carriers' systems. Also, a customer of a participating system roaming (i.e. travelling) in a Company market where this arrangement is in effect is able to make and receive calls on the Company's system. The charge for this service is typically at premium rates and is billed by the Company to the customer's home system, which then bills the customer. The Company has entered into agreements with other cellular carriers to transfer roaming usage at agreed-upon rates. In some instances, based on competitive factors, the Company may charge a lower amount to its customers than the amount actually charged to the Company by another cellular carrier for roaming.

    The following table summarizes certain information about customers and market penetration in the Company's managed operations.

                                                                                          YEAR ENDED OR AT DECEMBER 31,
                                                                                --------------------------------------------------
                                                                                  1994       1993       1992      1991      1990
                                                                                --------   --------   --------   -------   -------
Majority-owned and managed markets:
  Cellular markets in operation (1)...........................................      130        116         92        67        32
  Total population of markets in service (000s)...............................   21,314     19,383     15,014    11,481     6,314
  Customer Units:
    at beginning of period (2)................................................  261,000    150,800     97,000    57,300    36,100
    additions during period (2)...............................................  250,000    165,300     88,600    59,800    31,800
    disconnects during period (2).............................................   90,000     55,100     34,800    20,100    10,600
    at end of period (2)......................................................  421,000    261,000    150,800    97,000    57,300
  Market penetration at end of period (3)(4)..................................     1.98%      1.35%      1.00%     0.84%     0.91%

----------
(1) Represents the number of markets in which the Company owned at least a 50% interest and which it managed, including its reseller operation in 1990-1992. The revenues and expenses of these cellular markets are included in the Company's consolidated revenues and expenses.

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

    The following table summarizes, by operating cluster, the total population, the Company's customer units and penetration for the Company's majority-owned and managed markets that were operational as of December 31, 1994.

                                     OPERATING CLUSTERS                                       POPULATION  CUSTOMERS   PENETRATION
--------------------------------------------------------------------------------------------  ----------  ---------   -----------
Iowa........................................................................................   1,710,000    43,000          2.51%
Wisconsin/Illinois/Minnesota................................................................   1,821,000    29,600          1.63%
Missouri....................................................................................     976,000    12,800          1.31%
Eastern North Carolina/Virginia/South Carolina..............................................   2,454,000    36,600          1.49%
West Virginia/Pennsylvania/Maryland.........................................................   1,143,000    17,000          1.49%
Indiana/Kentucky............................................................................   1,061,000    24,700          2.33%
Oregon/California...........................................................................     823,000    13,500          1.64%
Washington/Oregon...........................................................................     701,000    12,300          1.75%
Oklahoma/Missouri/Kansas....................................................................   1,146,000    51,500          4.49%
Texas/Oklahoma..............................................................................   1,126,000    25,700          2.28%
Maine/New Hampshire/Vermont.................................................................   1,472,000    29,200          1.98%
Eastern Tennessee/Western North Carolina....................................................   1,693,000    41,500          2.45%
Northern Florida/Georgia....................................................................   1,117,000    21,500          1.92%
Southwestern Texas..........................................................................     798,000    11,800          1.48%
Other Operations............................................................................   3,273,000    50,300          1.54%
                                                                                              ----------  ---------       ---
                                                                                              21,314,000   421,000          1.98%
                                                                                              ----------  ---------       ---
                                                                                              ----------  ---------       ---

CELLULAR TELEPHONES AND INSTALLATION

    There are a number of different types of cellular telephones, all of which are currently compatible with cellular systems nationwide. The Company offers a full range of vehicle-mounted, transportable and hand-held portable cellular telephones. Features offered in some of the cellular telephones include hands-free calling, repeat dialing, horn alert and others.

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

REGULATION

    The operations of the Company are subject to FCC and state regulation. The licenses held by the Company are granted by the FCC for the use of radio frequencies and are an important component of the overall value of the assets of the Company. The construction, operation and transfer of cellular systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934 ("Communications Act"). The FCC has promulgated regulations governing construction and operation of cellular systems, and licensing (including renewal of licenses) and technical standards for the provision of cellular telephone service.

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

    When the first cell of a cellular system has been constructed, the licensee is required to notify the FCC that construction has been completed. Immediately upon this notification, but not before, FCC rules authorize the licensee to offer commercial service to the public. The licensee is then said to have "operating authority." Initial operating licenses are granted for ten-year periods. The FCC must be notified each time an additional cell is constructed which enlarges the service area of a given market.

    The FCC's rules also generally require persons or entities holding cellular construction permits or licenses to coordinate their proposed frequency usage with other cellular users and licensees in order to avoid electrical interference between adjacent systems. The height and power of base stations in the cellular system are regulated by FCC rules, as are the types of signals emitted by these stations. In addition to regulation by the FCC, cellular systems are subject to certain Federal Aviation Administration regulations with respect to the siting and construction of cellular transmitter towers and antennas.

    In a series of actions, most recently on July 7, 1994, the FCC has established standards for conducting comparative renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications. The FCC: (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a "renewal expectancy" will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and (iii) provided procedures for preventing possible abuses in the comparative renewal process. The FCC has concluded that it will award a renewal expectancy if the licensee has (i) provided "substantial" performance, which is defined as "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal," and (ii) complied with FCC rules, policies and the Communications Act. If a renewal expectancy is awarded to an existing licensee, its license is renewed and competing applications are not considered. The Company's Tulsa and Knoxville renewal applications filed in 1994 were unopposed and the Company expects its licenses in these markets to be renewed. The Company's next renewal applications are due to be filed in 1996. See "Legal Proceedings -- La Star and Wisconsin RSA 8 Applications" for a discussion of certain FCC proceedings which have set aside TDS's licensing authority in a Wisconsin market pending the outcome of an FCC hearing.

    The Company conducts and plans to conduct its operations in accordance with all relevant FCC rules and regulations and anticipates being able to qualify for a renewal expectancy, if applicable. Accordingly, the Company believes that current regulations will have no significant effect on its operations and financial condition. However, changes in the regulation of cellular operators or their activities and of other mobile service providers could have a material adverse effect on the Company's operations.

    The FCC has also provided that five years after the initial licenses are granted, unserved areas within markets previously granted to licensees may be applied for by both wireline and nonwireline entities and by third parties. Accordingly, many unserved area applications have been filed by the Company and others. The Company's strategy with respect to system construction in its markets has been and will be to build cells covering areas within such markets that the Company considers economically feasible to serve or might conceivably wish to serve and to do so within the five-year period following issuance of the license.

    The Company is also subject to state and local regulation in some instances. In 1981, the FCC pre-empted the states from exercising jurisdiction in the areas of licensing, technical standards and market structure. However, certain states require cellular system operators to go through a state certification process to serve communities within their borders. All such certificates can be revoked for cause. In addition, certain state authorities regulate several aspects of a cellular operator's business, including the resale of intra-state long-distance service to its customers, the technical arrangements and charges for interconnection with the landline network and the transfer of interests in cellular systems. The siting and construction of the cellular facilities, including transmitter towers, antennas and equipment shelters may also be subject to state or local zoning, land use and other local regulations. Public utility or public service commissions (or certain of the commissioners) in several states have expressed an interest in examining whether the cellular industry should be more closely regulated by such states.

    Recent Congressional legislation, legislative proposals under consideration and FCC regulatory proceedings may have significant impact on some or all of the Company's operations by altering FCC and state regulatory responsibilities for mobile service, the procedures for the award by the FCC of licenses to conduct existing and new mobile services, the terms and conditions of business relationships between mobile service providers and Local Exchange Carriers ("LECs") and the scope of the competitive opportunities available to mobile service providers. In general, the trend of these developments is toward an increase in the number of competitors and of competitive services. For the most part, FCC regulations which implement changes in the law have not yet been adopted, or are subject to requests for reconsideration, and the Company is therefore not now able to predict the extent of such impact.

    The Omnibus Reconciliation Act of 1993 (the "Budget Act") amended the Communications Act by eliminating legislatively enacted distinctions affecting FCC and state regulation of common carrier and private carrier mobile operations and directed the FCC to classify all mobile services, including cellular, paging, SMR and other services under two categories: Commercial Mobile Radio Services ("CMRS"), subject to common carrier regulation; or Private Mobile Radio Services ("PMRS"), not subject to common carrier regulation. In 1994 the FCC released a decision classifying mobile service offerings as CMRS operations if they include a service offering to the public, for a fee, which is interconnected to the public switched network. Cellular, SMR and paging, among other services, will be classified as CMRS if they fit this definition. In addition, the FCC decision established a regulatory precedent for hybrid CMRS/ PMRS regulation of mobile operations which offer both CMRS and PMRS service. The Company anticipates that most of its service offerings will be classified as CMRS. The FCC decision also states that it would forebear from requiring that CMRS providers comply with a number of statutory provisions, otherwise applicable to common carriers, such as the filing of tariffs. It requires LECs to provide reasonable and fair interconnection to all CMRS providers, subject to mutual compensation, reasonable charges for interstate interconnection and reasonable forms of interconnection. Numerous petitions for reconsideration of this decision were filed and remain pending.

    The Budget Act also amended the Communications Act to authorize the FCC to use a system of competitive bidding to issue initial licenses for the use of radio frequencies for which there are mutually exclusive applications and where the principal use of the license will be to offer service in return for compensation from customers. In response, the FCC adopted generic rules for competitive bidding, defined eligibility criteria for small businesses, minority- and female-owned businesses and rural telephone companies which qualify for preferential bidding treatment, as required under the Budget Act, and described the bidding mechanisms to be used by businesses qualifying for preferential treatment in future spectrum auctions.

    Under other amendments to the Communications Act included in the Budget Act, states will generally be prohibited from regulating the entry of, or the rates charged by, any CMRS provider. The new law does not, however, prohibit a state from regulating other terms and conditions of CMRS offerings and permits states to petition the FCC for authority to continue rate regulation. These new statutory provisions took effect in August 1994, and eight states filed petitions.

    Media reports have suggested that certain radio frequency ("RF") emissions from portable cellular telephones might be linked to cancer. The Company has reviewed relevant scientific information and, based on such information, is not aware of any credible evidence linking the usage of portable cellular telephones with cancer. The FCC currently has a rulemaking proceeding pending to update the guidelines and methods it uses for evaluating RF emissions in radio equipment, including cellular telephones. While the proposal would impose more restrictive standards on RF emissions from low-power devices such as portable cellular telephones, it is anticipated that all cellular telephones currently marketed and in use will comply with those standards.

    The FCC has allocated a total of 140 megahertz ("MHz") to broadband PCS, 20 MHz to unlicensed operations and 120 MHz to licensed operations, consisting of two 30 MHz blocks in each of the 51 Rand McNally Major Trading Areas, and one 30 MHz block and three 10 MHz blocks in each of 493 Rand McNally Basic Trading Areas. Cellular operators are permitted to participate in the award of these new PCS licenses, except for licenses reserved for rural, small, minority- and female-owned businesses and licenses for markets in which such cellular operator owns a 20% or greater interest in a cellular licensee which holds a license covering 10% or more of the population of the respective PCS licensed area. In the latter case, the cellular licensee is limited to one 10 MHz PCS channel block. Numerous requests for reconsideration of the FCC's decision have been filed and remain pending before the FCC and at least one appeal was filed. On March 15, 1995, the U.S. Court of Appeals for the District of Columbia issued an order delaying the commencement of the auction of the 30 MHz block for Basic Trading Areas pending a resolution of a challenge to the FCC's rules giving bidding preferences to certain participants. A September 1995 hearing is scheduled. The FCC has classified PCS as CMRS.

    PCS technology is currently under development and is expected to be similar in some respects to cellular technology. When it becomes commercially available, this technology is expected to offer increased capacity for wireless two-way and one-way voice, data and multimedia communications services and is expected to result in increased competition in the Company's operations. The ability of these future PCS licensees to complement or compete with existing cellular licensees will be affected by future FCC rule-making. These and other future technological developments in the wireless telecommunications industry and the enhancement of current technologies will likely create new products and services that are competitive with the services currently offered by the Company. There can be no assurance that the Company will not be adversely affected by such technological developments.

COMPETITION

    The Company's only competitor for cellular telephone service in each market is the licensee of the second cellular system in that market. Competition for customers between the two systems in each market is principally on the basis of quality of service, price, size of area covered, services offered, and responsiveness of customer service. The competing entities in many of the markets in which the Company has an interest have financial resources which are substantially greater than those of the Company and its partners in such markets.

    The FCC's rules require all operational cellular systems to provide, on a nondiscriminatory basis, cellular service to resellers which purchase blocks of mobile telephone numbers from an operational system and then resell them to the public.

    In addition to competition from the other cellular licensee in each market, there is also competition from, among other technologies, conventional mobile telephone and SMR systems, both of which are able to connect with the landline telephone network. The Company believes that conventional mobile telephone systems and conventional SMR systems are competitively disadvantaged because of technological limitations on the capacity of such systems. The FCC has recently given approval, through waivers of its rules, to ESMR, an enhanced SMR system. ESMR systems may have cells and frequency reuse like cellular, thereby potentially eliminating any current technological limitation. The first ESMR systems were implemented in 1993 in Los Angeles. Although less directly a substitute for cellular service, wireless data services and one-way paging service (and in the future, two-way paging services) may be adequate for those who do not need full two-way voice service.

    Continuing technological advances in the communications field make it difficult to predict the extent of additional future competition for cellular systems. For example, the FCC has allocated radio channels to a mobile satellite system in which transmissions from mobile units to satellites would augment or replace transmissions to cell sites, and several consortia to provide such service have been formed. Such a system is designed primarily to serve the communications needs of remote locations and a mobile satellite system could provide viable competition for land-based cellular systems in such areas. It is also possible that the FCC may in the future assign additional frequencies to cellular telephone service to provide for more than two cellular telephone systems per market.

    PCS may prove to be competitive with cellular service in the future. PCS providers are expected to offer digital, wireless communications services. PCS trials are in process throughout the United States.

PCS is not anticipated to be significant sources of competition in the Company's markets in the near future, but may become a significant source of competition in the Company's markets once PCS systems have been built and developed. Similar technological advances or regulatory changes in the future may make available other alternatives to cellular service, thereby creating additional sources of competition.

EMPLOYEES

    The Company had 2,250 employees as of December 31, 1994. Of these, 1,880 were based at the various cellular markets operated or managed by the Company with only 370 based at its corporate office in Chicago, Illinois. None of the Company's employees is represented by a labor organization. The Company considers its relationship with its employees to be good.

--------------------------------------------------------------------------------

ITEM 2. PROPERTIES

    The property for mobile telephone switching offices and cell sites are either owned or leased under long-term leases by the Company, one of its subsidiaries or the partnership or corporation which holds the construction permit or license. The Company has not experienced major problems with obtaining zoning approval for cell sites or operating facilities and does not anticipate any such problems in the future which are or will be material to the Company and its subsidiaries as a whole. The Company's investment in property is small compared to its investment in licenses and cellular system equipment.

    The Company leases approximately 84,000 square feet of office space for its headquarters in Chicago, Illinois.

    The  Company  considers  the  properties  owned  or  leased  by  it  and its
subsidiaries  to  be  suitable  and  adequate  for  their  respective   business
operations.

--------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in a number of legal proceedings before the FCC and various state and federal courts. In some cases, the litigation involves disputes regarding rights to certain cellular telephone systems. The more significant proceedings affecting the Company are described in the following paragraphs.

    LA STAR AND WISCONSIN RSA 8 APPLICATIONS. USM indirectly owns 49% of La Star Cellular Telephone Company ("La Star"), which was an applicant for a construction permit for a cellular system in the New Orleans MSA. In June 1992, the FCC affirmed an Administrative Law Judge's order which had granted the application of another applicant and dismissed La Star's application. The basis for the FCC's action was its finding that USM improperly controlled La Star. In a footnote to its decision, the FCC stated that questions regarding the conduct of USM in that proceeding may be revisited in future proceedings. As a result of that footnote, FCC authorizations in uncontested FCC proceedings have been granted to TDS and its subsidiaries subject to any subsequent action the FCC might take concerning its findings and conclusions in the La Star decision.

    La Star, TDS and USM appealed the FCC's decision in the La Star proceeding. On March 29, 1994, the United States Court of Appeals for the District of Columbia Circuit vacated the FCC's decision in the La Star proceeding and remanded the matter to the FCC for further proceedings. On remand, the FCC affirmed the dismissal of the La Star application but did not address the subject matter of its footnote in the original La Star decision. As a result, the Wisconsin RSA 8 case, discussed below, now constitutes the only FCC expression calling for conditions on authorizations to TDS and its subsidiaries.

    On February 1, 1994, in a proceeding involving a license originally issued to TDS for Wisconsin RSA 8, the FCC instituted a hearing to determine whether in the La Star case USM had misrepresented facts to, lacked candor in its dealings with or attempted to mislead the FCC, and, if so, whether TDS possesses the requisite character qualifications to hold that Wisconsin license. The FCC stated in its decision that, pending resolution of the issues in the Wisconsin proceeding, subsequent authorizations to TDS and its subsidiaries would be conditioned on the outcome of that proceeding. TDS was granted interim authority to continue to operate that Wisconsin system pending completion of the hearing.

    Following extensive discovery by the FCC and other parties, TDS and USM have reached preliminary and definitive settlement agreements with parties to the proceeding contemplating a summary decision finding TDS and its affiliates fully qualified to be FCC licensees. Pending the negotiation of a definitive settlement agreement with a group of Wisconsin telephone companies who are parties to the proceeding, the hearing has been postponed. Final settlement will also be subject to the action of the judge presiding in the proceeding.

    TOWNES TELECOMMUNICATIONS, INC., ET. AL. V. TDS, ET AL. Plaintiffs Townes Telecommunications, Inc., Tatum Telephone Company and Tatum Cellular Telephone Company filed a suit on September 4, 1991 in the District Court of Rusk County, Texas, against both TDS and USM as defendants. Plaintiffs made a number of allegations, including usurpation, breach of fiduciary duty, civil conspiracy, breach of contract, tortious interference and other claims, and sought a variety of remedies, including unspecified damages not to exceed $33 million and as much as $200 million in punitive damages.

    The case went to trial on April 25, 1994. On May 5, 1994, the jury returned a verdict in favor of TDS and USM on all issues. The plaintiffs filed an appeal of the case on September 12, 1994. The parties have executed an agreement which settles all matters related to this litigation and this case has been dismissed with prejudice on February 14, 1995. The settlement agreement requires plaintiffs to purchase a minority cellular interest from the Company at a negotiated purchase price which the Company believes approximates fair market value, and does not require the payment of any money by the Company.

--------------------------------------------------------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of securities holders during the fourth quarter of 1994.

--------------------------------------------------------------------------------

                                    PART II

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

--------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Incorporated by reference from Exhibit 13, Annual Report sections entitled "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Changes in Common Shareholders' Equity," "Notes to Consolidated Financial Statements," "Report of Independent Public Accountants," and "Consolidated Quarterly Income Information (Unaudited)."

--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

--------------------------------------------------------------------------------

                                    PART III

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

    Incorporated by reference from Proxy Statement section entitled "Security Ownership of Certain Beneficial Owners and Management."

--------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference from Proxy Statement section entitled "Certain Relationships and Related Transactions."

--------------------------------------------------------------------------------

                                    PART IV

--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed as a part of this report:

    (a)(1) Financial Statements

Consolidated Statements of Operations.............................................................................  Annual Report*
Consolidated Balance Sheets.......................................................................................  Annual Report*
Consolidated Statements of Cash Flows.............................................................................  Annual Report*
Consolidated Statements of Changes in Common Shareholders' Equity.................................................  Annual Report*
Notes to Consolidated Financial Statements........................................................................  Annual Report*
Report of Independent Public Accountants..........................................................................  Annual Report*
Consolidated Quarterly Income Information (Unaudited).............................................................  Annual Report*

----------
* Incorporated by reference from Exhibit 13.

                                                                                                                          LOCATION
                                                                                                                          --------
      (2) Schedules
Report of Independent Public Accountants on Financial Statement Schedule................................................  page 28
II.  Valuation and Qualifying Accounts for each of the Three Years in the Period Ended December 31, 1994................  page 29

     Los   Angeles  SMSA,  Nashville/Clarksville  MSA  and  Baton  Rouge  MSA  Limited  Partnership  Combined  Financial
       Statements.......................................................................................................  page 30

     Compilation Report of Independent Public Accountants on Combined Financial Statements..............................  page 31
     Reports of Other Independent Accountants...........................................................................  page 32
     Combined Statements of Operations (Unaudited)......................................................................  page 37
     Combined Balance Sheets (Unaudited)................................................................................  page 38
     Combined Statements of Cash Flows (Unaudited)......................................................................  page 39
     Combined Statements of Changes in Partners' Capital (Unaudited)....................................................  page 40
     Notes to Unaudited Combined Financial Statements...................................................................  page 41

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

EXHIBIT
 NUMBER DESCRIPTION
----------------------------------------------------------------------------------------------------------------------------------
 10.1   Supplemental Benefit Agreement between the Company and H. Donald Nelson is hereby incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-16975).
 10.10  Stock Option and Stock Appreciation Rights Plan is hereby incorporated by reference to Exhibit B to the Company's definitive Notice of Annual Meeting and Proxy Statement dated April 15, 1991, as filed with the Commission on April 16,
         1991.
 10.11  Summary of 1994 Bonus Program for Senior Corporate Staff of the Company.
 10.12(a) United States Cellular Corporation 1994 Long-Term Incentive Plan is hereby incorporated by reference to exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
 10.12(b) Form of 1994 Long-Term Stock Option Agreement (Transferable Form) is hereby incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
 10.12(c) Form of 1994 Long-Term Stock Option Agreement (Nontransferable Form) is hereby incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
 10.12(d) Form of 1995 Performance Stock Option Agreement (Transferable Form) is hereby incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
 10.12(e) Form of 1995 Performance Stock Option Agreement (Nontransferable Form) is hereby incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
 10.13  Supplemental Executive Retirement Plan of TDS.

(b) Reports on Form 8-K filed during the quarter ended December 31, 1994.

    No reports on Form 8-K were filed during the quarter ended December 31, 1994.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of UNITED STATES CELLULAR CORPORATION:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in United States Cellular Corporation and Subsidiaries Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 7, 1995 (except with respect to the matters discussed in Note 15, as to which the date is March 14, 1995). Our report on the consolidated financial statements includes explanatory paragraphs with respect to the change in the method of accounting for income taxes as discussed in Note 9 of the Notes to Consolidated Financial Statements and the uncertainties discussed in Note 14 of the Notes to Consolidated Financial Statements.

    Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The financial statement schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
February 7, 1995

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                                                            COLUMN B    COLUMN C1    COLUMN C2     COLUMN D     COLUMN E
---------------------------------------------------------------------------------------------------------------------------------
                                                                   BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                                                   BEGINNING    COSTS AND      OTHER                     END OF
DESCRIPTION                                                        OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
---------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
FOR THE YEAR ENDED DECEMBER 31, 1994
Deducted from deferred federal tax asset:
  For unrealized net operating losses............................   $ (21,876)   $    --      $(1,885)      $   --      $ (23,761)
Deducted from deferred state tax asset:
  For unrealized net operating losses............................      (8,441)     1,202       (6,964)          --        (14,203)
Deducted from accounts receivable:
  For doubtful accounts..........................................      (1,413)    (7,314)          --        6,654         (2,073)
Deducted from marketable equity securities:
  For unrealized loss............................................        (626)        --          626           --             --
FOR THE YEAR ENDED DECEMBER 31, 1993
Deducted from deferred federal tax asset:
  For unrealized net operating losses (1)........................     (13,831)        --       (8,045)          --        (21,876)
Deducted from deferred state tax asset:
  For unrealized net operating losses (1)........................      (5,985)        --       (2,456)          --         (8,441)
Deducted from accounts receivable:
  For doubtful accounts..........................................      (1,276)    (4,161)          --        4,024         (1,413)
Deducted from marketable equity securities:
  For unrealized loss............................................          --         --         (626)          --           (626)
FOR THE YEAR ENDED DECEMBER 31, 1992
Deducted from accounts receivable:
  For doubtful accounts..........................................        (898)    (3,894)          --        3,516         (1,276)

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

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
                         COMBINED FINANCIAL STATEMENTS

    The following financial statements are the combined financial statements of the cellular system partnerships listed below which are accounted for by the Company following the equity method. The combined financial statements were compiled from financial statements and other information obtained by the Company as a limited partner of the cellular limited partnerships listed below. The cellular system partnerships included in the combined financial statements, the periods each partnership is included, and the Company's ownership percentage of each cellular system partnership at December 31, 1994 are set forth in the following table.

                                                                                                            THE
                                                                                           PERIODS       COMPANY'S
                                                                                           INCLUDED       LIMITED
                                                                                         IN COMBINED    PARTNERSHIP
                              CELLULAR SYSTEM PARTNERSHIP                                 STATEMENTS     INTEREST
---------------------------------------------------------------------------------------  ------------  -------------
Los Angeles SMSA Limited Partnership...................................................      1992-94           5.5%
Nashville/Clarksville MSA Limited Partnership..........................................      1992-94          49.0%
Baton Rouge MSA Limited Partnership....................................................      1992-94          52.0%

              COMPILATION REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of UNITED STATES CELLULAR CORPORATION:

    The accompanying combined balance sheets of the Los Angeles SMSA Limited Partnership, the Nashville/Clarksville MSA Limited Partnership and the Baton Rouge MSA Limited Partnership as of December 31, 1994 and 1993 and the related combined statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1994, have been prepared from the separate financial statements, which are not presented separately herein, of the Los Angeles SMSA, Nashville/Clarksville MSA and Baton Rouge MSA limited partnerships, as described in Note 1. We have reviewed for compilation only the accompanying combined financial statements, and, in our opinion, those statements have been properly compiled from the amounts and notes of the underlying separate financial statements of the Los Angeles SMSA, Nashville/Clarksville MSA and Baton Rouge MSA limited partnerships, on the basis described in Note 1.

    The statements for the Los Angeles SMSA, Nashville/Clarksville MSA and Baton Rouge MSA limited partnerships were audited by other auditors as set forth in their reports included on pages 32 through 36. The report of the other auditors of the Los Angeles SMSA Limited Partnership contains explanatory paragraphs with respect to the uncertainties discussed in the second, third, fourth and fifth paragraphs of Note 7. We have not been engaged to audit either the separate financial statements of the aforementioned limited partnerships or the related combined financial statements in accordance with generally accepted auditing standards and to render an opinion as to the fair presentation of such financial statements in accordance with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
February 17, 1995

                    REPORTS OF OTHER INDEPENDENT ACCOUNTANTS

To The Partners of
  LOS ANGELES SMSA LIMITED PARTNERSHIP:

    We have audited the balance sheets of Los Angeles SMSA Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1994; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Angeles SMSA Limited Partnership as of December 31, 1994 and 1993, and results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

    As discussed in Note 9 to the financial statements, the Partnership has been named in two separate actions, now consolidated, and a separate complaint served by cellular agents. The outcome of these matters is uncertain and, accordingly, no accrual for these matters has been made in the financial statements.

    In addition, as discussed in Note 9, four class action suits were filed against the Partnership alleging violations of state and federal antitrust laws. The outcome of these matters is uncertain and, accordingly, no accrual for these matters has been made in the financial statements.

                                          COOPERS & LYBRAND L.L.P.

Newport Beach, California
February 17, 1995

                    REPORT OF OTHER INDEPENDENT ACCOUNTANTS

To The Partners of
  NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP:

    We have audited the balance sheet of Nashville/Clarksville MSA Limited Partnership as of December 31, 1994, and the related statements of income, changes in partners' capital and cash flows for the year then ended; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nashville/Clarksville MSA Limited Partnership as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.
Atlanta, Georgia
February 10, 1995

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

                                          COOPERS & LYBRAND

Atlanta, Georgia
February 11, 1993

                    REPORTS OF OTHER INDEPENDENT ACCOUNTANTS

To The Partners of
  BATON ROUGE MSA LIMITED PARTNERSHIP:

    We have audited the balance sheet of Baton Rouge MSA Limited Partnership as of December 31, 1994, and the related statements of income, changes in partners' capital and cash flows for the year then ended; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baton Rouge MSA Limited Partnership as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.
Atlanta, Georgia
February 10, 1995

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
                                  (UNAUDITED)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1994         1993         1992
                                                                             -----------  -----------  -----------
                                                                                    (DOLLARS IN THOUSANDS)
Revenues...................................................................  $   640,798  $   506,028  $   400,738
Expenses
  Selling, general and administrative......................................      362,840      287,299      235,038
  Depreciation and amortization............................................       66,234       57,357       46,740
                                                                             -----------  -----------  -----------
  Total expenses...........................................................      429,074      344,656      281,778
                                                                             -----------  -----------  -----------
Operating income...........................................................      211,724      161,372      118,960
Other income...............................................................          573          272          477
                                                                             -----------  -----------  -----------
Net Income.................................................................  $   212,297  $   161,644  $   119,437
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

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

                                     ASSETS

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1994         1993
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
Current Assets
  Cash..................................................................................  $        38  $        27
  Accounts receivable--customers, net...................................................       95,630       81,656
  Accounts receivable--affiliates.......................................................       16,016       29,981
  Notes receivable--affiliates..........................................................          402        3,756
  Other current assets..................................................................       18,523        5,689
                                                                                          -----------  -----------
                                                                                              130,609      121,109
Property, Plant and Equipment, net......................................................      380,473      304,926
Other...................................................................................        1,640        1,631
                                                                                          -----------  -----------
Total Assets............................................................................  $   512,722  $   427,666
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                                        LIABILITIES AND PARTNERS' CAPITAL


                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1994         1993
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
Current Liabilities
  Accounts payable--other...............................................................  $    58,210  $    38,776
  Accounts payable--affiliates..........................................................        1,431        1,039
  Notes payable.........................................................................          692           --
  Customer deposits.....................................................................        4,060        2,996
  Other current liabilities.............................................................       39,323       22,101
                                                                                          -----------  -----------
                                                                                              103,716       64,912
                                                                                          -----------  -----------
Deferred Rent...........................................................................        5,019        4,571
Capital Lease Obligation................................................................          520          713
Partners' Capital.......................................................................      403,467      357,470
                                                                                          -----------  -----------
Total Liabilities and Partners' Capital.................................................  $   512,722  $   427,666
                                                                                          -----------  -----------
                                                                                          -----------  -----------

    The accompanying notes are an integral part of these combined financial statements.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
                       COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1994          1993          1992
                                                                          ------------  ------------  ------------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income............................................................  $    212,297  $    161,644  $    119,437
  Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization.......................................        66,234        57,357        46,740
    Deferred revenue and other credits..................................         1,387           497            (3)
    Loss on asset dispositions..........................................         3,542         3,838         4,294
    Change in prepaid expenses..........................................          (105)          (22)            4
    Change in accounts receivable.......................................            (9)      (37,422)       (3,417)
    Change in accounts payable and accrued expenses.....................        25,919         6,097        17,307
    Change in other assets and liabilities..............................        (1,556)        4,942         3,967
                                                                          ------------  ------------  ------------
                                                                               307,709       196,931       188,329
                                                                          ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Change in notes payable.............................................           692            --        (2,305)
    Change in notes receivable..........................................         3,354            (5)       (3,751)
    Principal payments on capital lease obligations.....................          (800)         (612)         (442)
    Capital contribution................................................            --            --         2,474
    Capital distribution................................................      (166,300)     (111,461)     (114,876)
                                                                          ------------  ------------  ------------
                                                                              (163,054)     (112,078)     (118,900)
                                                                          ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment, net of retirements......      (143,807)      (86,011)      (68,595)
    (Increases) decreases in other assets...............................           (44)        1,335          (856)
    Change in deferred charges..........................................          (827)         (202)          (36)
    Proceeds from sale of assets........................................            34            26            61
                                                                          ------------  ------------  ------------
                                                                              (144,644)      (84,852)      (69,426)
                                                                          ------------  ------------  ------------
NET INCREASE IN CASH....................................................            11             1             3
CASH
    Beginning of period.................................................            27            26            23
                                                                          ------------  ------------  ------------
    End of period.......................................................  $         38  $         27  $         26
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    The accompanying notes are an integral part of these combined financial statements.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
              COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (UNAUDITED)

(DOLLARS IN THOUSANDS)
Balance at January 1, 1992......................................................  $ 300,252
  Contributions.................................................................      2,474
  Distributions.................................................................   (114,876)
  Net Income for the year ended December 31, 1992...............................    119,437
                                                                                  ---------
Balance at December 31, 1992....................................................    307,287
  Distributions.................................................................   (111,461)
  Net Income for the year ended December 31, 1993...............................    161,644
                                                                                  ---------
Balance at December 31, 1993....................................................    357,470
  Distributions.................................................................   (166,300)
  Net Income for the year ended December 31, 1994...............................    212,297
                                                                                  ---------
Balance at December 31, 1994....................................................  $ 403,467
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

                                                                                      PERIOD INCLUDED     LIMITED
                                                                                        IN COMBINED     PARTNERSHIP
                                                                                        STATEMENTS       INTEREST
                                                                                      ---------------  -------------
Los Angeles SMSA Limited Partnership................................................        1992-94           5.5%
Nashville/Clarksville MSA Limited Partnership.......................................        1992-94          49.0%
Baton Rouge MSA Limited Partnership.................................................        1992-94          52.0%

    Profits, losses and distributable cash are allocated to the partners based upon respective partnership interests. Distributions are made quarterly at the discretion of the General Partner for one of the Partnerships.

    Of the partnerships included in the combined financial statements, the Los Angeles SMSA Limited Partnership is the most significant, accounting for approximately 89% of the combined total assets at December 31, 1994, and substantially all of the combined net income for the year then ended.

    USM's investment in and advances to Los Angeles SMSA Limited Partnership totalled $17,675,000 as of December 31, 1994, of which $19,402,000 represents its proportionate share of net assets of the Partnership. USM's investment in and advances to the Nashville/Clarksville MSA Limited Partnership totalled $17,360,000 as of December 31, 1994, which represents its proportionate share of net assets. USM's investment in and advances to the Baton Rouge MSA Limited Partnership totalled $10,660,000 as of December 31, 1994, $7,932,000 of which represents its proportionate share of net assets.

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

    Property, Plant and Equipment consists of:

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1994         1993
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
Land....................................................................................  $     2,987  $     1,819
Buildings and Leasehold Improvements....................................................      100,312       79,704
Equipment...............................................................................      432,949      355,376
Furniture and Fixtures..................................................................       33,602       19,734
Under Construction......................................................................       55,176       32,052
                                                                                          -----------  -----------
                                                                                              625,026      488,685
Less Accumulated Depreciation...........................................................      244,553      183,759
                                                                                          -----------  -----------
                                                                                          $   380,473  $   304,926
                                                                                          -----------  -----------
                                                                                          -----------  -----------

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

    During 1994, 1993 and 1992, one of the Partnerships recorded capital lease additions of $687,000, $827,000 and $514,000, respectively.

    Commitments for future equipment acquisitions amounted to $55,187,000 at December 31, 1994.

    On January 10, 1994, one of the Partnerships entered into an agreement with its major supplier to purchase $77 million in equipment. At December 31, 1994, approximately $11 million in equipment had been purchased by the Partnership under the agreement.

    OTHER ASSETS

    Other assets consist primarily of the costs of acquiring the right to serve certain customers previously served by resellers and are being amortized over three years using the straight-line method. Accumulated amortization was $5,656,000 and $4,806,000 at December 31, 1994 and 1993, respectively.

    OTHER CURRENT ASSETS

    Other current assets includes inventory consisting primarily of cellular phones and accessories held for resale stated at average cost. Consistent with industry practice, losses on sales of cellular phones are recognized in the period in which sales are made as a cost of acquiring subscribers.

    REVENUE RECOGNITION

    Revenues from operations primarily consist of charges to customers for monthly access charges, cellular airtime usage, and roamer charges. Revenues are recognized as services are rendered. Unbilled revenues, resulting from cellular service provided from the billing cycle date to the end of each month and from other cellular carriers' customers using the partnership's cellular systems for the last half of each month, are estimated and recorded as receivables. Unearned monthly access charges and bundled service packages relating to the periods after month-end are deferred and netted against accounts receivable and recognized the following month when services are provided.

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

3.  LEASE COMMITMENTS:

    Future minimum rental payments required under operating leases for real estate that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1994, are as follows:

(DOLLARS IN THOUSANDS)
1995..............................................................  $  14,366
1996..............................................................     13,836
1997..............................................................     12,800
1998..............................................................     12,240
1999..............................................................     10,930
Thereafter........................................................     20,916
                                                                    ---------
                                                                    $  85,088
                                                                    ---------
                                                                    ---------

    The initial lease terms generally range from 5 to 25 years with the majority of them having initial terms of 10 years and providing for one renewal option of 5 years and for rental escalation. Included in selling, general and administrative expense are rental costs of $17,750,000, $15,119,000 and $10,938,000 for the years ended December 31, 1994, 1993 and 1992, respectively. One of the Partnerships leases office facilities under a ten-year lease agreement which provides for free rent incentives for six months and rent escalation over the ten-year period. The Partnership recognizes rent expense on a straight-line basis and recorded the related deferred rent as a noncurrent liability to be amortized as an adjustment to rental costs over the life of the lease.

4.  CAPITAL LEASE OBLIGATION:

    One of the Partnerships leases equipment under capital lease agreements. At December 31, 1994 and 1993, respectively, the amount of such equipment included in property, plant and equipment is $3,645,000 and $3,324,000 less accumulated amortization of $2,356,000 and $1,914,000. Future minimum annual lease payments on noncancellable capital leases are as follows:

(DOLLARS IN THOUSANDS)
1995...............................................................  $     829
1996...............................................................        452
1997...............................................................         88
                                                                     ---------
Total future minimum lease payments................................      1,369
  Less amounts representing interest...............................         80
                                                                     ---------
Present value of net future minimum lease payments.................      1,289
  Less current portion.............................................        769
                                                                     ---------
Lease obligation, noncurrent.......................................  $     520
                                                                     ---------
                                                                     ---------

5.  RELATED PARTY TRANSACTIONS:

    Certain affiliates of these cellular limited partnerships provide services for the system operations, legal, financial, management and administration of these entities. These affiliates are reimbursed for both direct and allocated costs (totaling $57.6 million in 1994, $57.1 million in 1993 and $52.2 million in 1992) related to providing these services. In addition, certain affiliates have established a credit facility with certain partnerships to provide working capital to the partnership. One of the partnerships participates in a centralized cash management arrangement with its general partner. At December 31, 1994

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(CONTINUED)
and 1993, the interest-bearing balance amounted to $16,016,000 and $29,981,000, respectively. Effective January 1, 1989, the general partner pays or charges the Partnership monthly interest, computed using the general partner's average borrowing rate, on the amounts due to or from the Partnership. Interest earned in 1994, 1993 and 1992 was $1,480,000, $1,294,000 and $1,396,000, respectively.

6.  REGULATORY INVESTIGATIONS:

    On December 21, 1993, the California Public Utilities Commission ("CPUC") adopted a new Order Instituting Investigation into the regulation of mobile telephone service and wireless communications, Order Number I.93-12-007. The investigation proposes a regulatory program which would encompass all forms of mobile telephone service.

    On August 22, 1994, the CPUC issued an interim Decision that imposes a methodology in which existing cellular carriers be subject to rate cap regulation and other regulations, and requiring carriers, upon request, to permit resellers to operate reseller switches interconnected to the cellular carrier's facilities, to unbundle cellular access charges to resellers on a market basis and to subsidize resellers' roaming revenues. The Decision further authorized the CPUC to file a petition with the Federal Communications Commission ("FCC") to extend the CPUC's jurisdiction over cellular carriers for at least 18 months. Application for Rehearing and Suspension has been filed by various carriers and is pending with the CPUC. Currently, one of the Partnerships is unable to quantify the precise impact of this Order on its future operations, but that impact may be material to one of the Partnerships under certain circumstances.

    In 1993, Congress amended Section 332 of the Communications Act in order to, among other things, mandate a general federal preemption of state regulation of entry and rates for cellular service providers. Congress established a mechanism for states to petition for permission to continue whatever state rate regulation actually existed as of June 1, 1993 for a period of time. It also established a mechanism for those states that wanted to petition for the right to establish new or modified rate regulations. On August 8, 1994, the CPUC filed a petition with the FCC seeking to retain regulatory authority over cellular service rates in California. In September 1994, opposition to this petition was filed. This matter is pending with the FCC.

    In January 1992, the CPUC commenced a separate investigation of all cellular companies operating in the State to determine their compliance with General Order number 159 (G.O. 159). This investigation addresses whether cellular utilities have complied with local, state or federal regulations governing the approval and construction of cellular sites in the State. The CPUC may advise other agencies of violations in their jurisdictions. Currently, certain carriers have agreed to monetary settlements as a result of this investigation.

    One of the Partnerships has prepared and filed the information requested by the CPUC. The CPUC will review the information provided by one of the Partnerships and, if violations of G.O. 159 are found, it may assess penalties against one of the Partnerships. The outcome of this investigation is uncertain and, accordingly, no accrual for this matter has been made.

7.  CONTINGENCIES AND COMMITMENTS:

    One of the Partnerships filed for its 10-year license renewal for the Los Angeles market on August 30, 1993. The Partnership had been operating with FCC authority while the renewal application was pending. In January 1995, the Partnership's license was renewed for a 10-year period.

    In two separate actions filed, on October 7, 1993, and February 15, 1994, now consolidated, two agents of the competing carrier have named one of the Partnerships as a defendant. The general allegations include violations of California Unfair Practices Act and price fixing. At a recent mandatory settlement conference, plaintiffs asked for $6 million from all defendants to settle the above claims ($2.5 million from one of the defendants, including the Partnership). The proposed settlement offer has

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(CONTINUED)
not been accepted. The ultimate outcome of both of these actions is uncertain at this time. Accordingly, no accrual for these contingencies has been made. The Partnership intends to defend its position vigorously.

    In May 1994, several former and current agents of the competing carrier have named one of the Partnerships in only one cause of action. This cause of action alleges a conspiracy with the competing carrier to fix the prices of cellular service in violation of state antitrust laws. The plaintiffs are seeking damages in excess of $100,000 for each of the plaintiff agents. The outcome of this matter is uncertain and, accordingly, the Partnership has not recorded an accrual. The Partnership intends to defend its position vigorously.

    On November 24, 1993, October 17, 1994 and November 30, 1994, three separate class action (not yet certified) suits were filed against one of the Partnerships alleging conspiracy with a competing carrier to fix the price of cellular service in violation of state and federal antitrust laws. The plaintiffs are seeking injunctive relief and substantial monetary damages in excess of $100 million before trebling. The outcome of this matter is uncertain and, accordingly, the Partnership has not recorded an accrual. The Partnership intends to defend its position vigorously.

    On July 18, 1994, a partner in one of the Partnerships was served with a class action (not yet certified) suit on behalf of the Partnership's authorized agents. The complaint alleges "predatory practices" and seeks damages in excess of $1.6 million per agent, plus statutory treble damages. The outcome of this matter is uncertain and, accordingly, the Partnership has not recorded an accrual. The Partnership intends to defend its position vigorously.

    In January 1995, the United States Department of Justice asserted that one of the partners' parent company, including the Partnership, is a "successor" to a Bell Operating Company and bound by Section II of the Modification of Final Judgment entered in 1984 in the AT&T divestiture case. Section II imposes certain restrictions relating to interexchange telecommunications and telecommunications equipment manufacturing, among other things. A Complaint in Intervention has been filed and is still pending. A standstill agreement has been entered into which enables one of the partners' parent company, including the Partnership, to operate as is. In the event of an adverse order in the Complaint in Intervention proceeding, management does not expect that the impact would be material to the Partnership's current operations. The outcome of this matter is uncertain and, accordingly, the Partnership has not recorded an accrual. The Partnership intends to defend its position vigorously.

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

    The General Partner of two of the Partnerships entered into agreements with an equipment vendor on behalf of the Partnerships to replace the Partnerships' cellular equipment with new cellular technology which will support both analog and digital voice transmissions. Prior to replacement the Partnerships are renting certain cellular equipment in order to meet demands relating to current market growth.

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

                                          UNITED STATES CELLULAR CORPORATION

                                          By:      /S/  H. DONALD NELSON

                                             -----------------------------------
                                                      H. Donald Nelson
                                           PRESIDENT (CHIEF EXECUTIVE OFFICER)

                                          By:     /S/  KENNETH R. MEYERS

                                             -----------------------------------
                                                      Kenneth R. Meyers
                                          VICE PRESIDENT--FINANCE AND TREASURER
                                                (CHIEF FINANCIAL OFFICER)

                                          By:    /S/  PHILLIP A. LORENZINI

                                             -----------------------------------
                                                    Phillip A. Lorenzini
                                                        CONTROLLER
                                              (PRINCIPAL ACCOUNTING OFFICER)

Dated March 24, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                           TITLE           DATE
------------------------------------------------------  ---------  ------------------

                    /S/  H. DONALD NELSON               DIRECTOR     March 24, 1995
      ------------------------------------------
                     H. Donald Nelson

                 /S/  LEROY T. CARLSON, JR.             DIRECTOR     March 24, 1995
      ------------------------------------------
                  LeRoy T. Carlson, Jr.

                     /S/  LEROY T. CARLSON              DIRECTOR     March 24, 1995
      ------------------------------------------
                     LeRoy T. Carlson

                  /S/  WALTER C.D. CARLSON              DIRECTOR     March 24, 1995
      ------------------------------------------
                   Walter C. D. Carlson

                    /S/  MURRAY L. SWANSON              DIRECTOR     March 24, 1995
      ------------------------------------------
                    Murray L. Swanson

                    /S/  PAUL-HENRI DENUIT              DIRECTOR     March 24, 1995
      ------------------------------------------
                    Paul-Henri Denult

                      /S/  ALLAN Z. LOREN               DIRECTOR     March 24, 1995
      ------------------------------------------
                      Allan Z. Loren

--------------------------------------------------------------------------------
                               INDEX TO EXHIBITS
--------------------------------------------------------------------------------

EXHIBIT
  NO.                                                  DESCRIPTION OF DOCUMENT
-------- --------------------------------------------------------------------------------------------------------------------
    3.1  Restated  Certificate  of Incorporation,  as amended,  is  hereby incorporated  by reference  to  an exhibit  to the
         Company's Amendment No. 2 on Form 8 dated December 28, 1992, to the Company's Report on Form 8-A.

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

    4.3  Amended and restated Term Loan Agreement between NTFC Capital Corporation and the Company dated December 22, 1994.

    9.1  Voting Trust Agreement,  dated as  of June  30, 1989,  with respect  to Series  A Common  Shares of  TDS, is  hereby incorporated  by reference  to an  exhibit to  the Company's  Registration Statement  on Form  S-1 (Registration No.
         33-38644).

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

   10.2(a) Revolving Credit Agreement,  between the Company  and TDS,  as amended, is  hereby incorporated by  reference to  an exhibit  to Post-Effective Amendment  No. 2 to  the Company's Registration  Statement on Form  S-1 (Registration No.
         33-23492).

   10.2(b) Amendment dated as of November 30, 1994, to Revolving Credit Agreement between the Company and TDS.

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

EXHIBIT
  NO.                                                  DESCRIPTION OF DOCUMENT
-------- --------------------------------------------------------------------------------------------------------------------
   10.6  Exchange Agreement, between the Company and  TDS, as amended, is hereby incorporated  by reference to an exhibit  to the Company's Registration Statement on Form S-1 (Registration No. 33-16975).

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

   10.11 Summary of 1994 Bonus Program for the Senior Corporate Staff of the Company.

   10.12(a) United States Cellular Corporation 1994 Long-Term Incentive Plan is hereby incorporated by reference to exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).

   10.12(b) Form of 1994 Long-Term  Stock Option Agreement (Transferable  Form) is hereby incorporated  by reference to  Exhibit
         99.2 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).

   10.12(c) Form  of 1994 Long-Term Stock Option Agreement (Nontransferable Form) is hereby incorporated by reference to Exhibit
         99.3 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).

   10.12(d) Form of 1995 Performance Stock Option Agreement (Transferable  Form) is hereby incorporated by reference to  Exhibit
         99.4 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).

   10.12(e) Form  of 1995  Performance Stock  Option Agreement  (Nontransferable Form)  is hereby  incorporated by  reference to
         Exhibit 99.5 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).

   10.13 Supplemental Executive Retirement Plan of TDS.

   11    Statement regarding computation of per share earnings.

   12    Statement regarding computation of ratios.

   13    Incorporated portions of 1994 Annual Report to Security Holders

   21    Subsidiaries of the Registrant.

   23.1  Consent of independent public accountants.

   23.2  Consent of independent accountants.

   27    Financial Data Schedules.