Form 10-Q
period 1995-03-31
UNITED STATES CELLULAR CORP
filed 1995-05-12
CIK 821130

--------------------------------------------------------------

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              --------
                              FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


    X  QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended  March 31, 1995
                                 OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _____________ to ______________


                    Commission File Number 1-9712

    -------------------------------------------------------------

                  UNITED STATES CELLULAR CORPORATION

    -------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

               Delaware                            62-1147325
   -------------------------------            -------------------
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)            Identification No.)

     8410 West Bryn Mawr, Suite 700, Chicago, Illinois    60631
    -------------------------------------------------------------
        (Address of principal executive offices)  (Zip Code)

    Registrant's telephone number, including area code: (312) 399-
    8900


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X    No
                            -----     -----
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class              Outstanding at April 28, 1995
     ---------------------------   ------------------------------
     Common Shares, $1 par value            49,845,192 Shares
 Series A Common Shares, $1 par value       33,005,877 Shares

    -------------------------------------------------------------

                 UNITED STATES CELLULAR CORPORATION
                 ---------------------------------

                  1ST QUARTER REPORT ON FORM 10-Q
                  -------------------------------

                               INDEX
                               -----



                                                            Page No.
                                                            --------
  Part I.   Financial Information

            Management's Discussion and Analysis of
              Results of Operations and Financial Condition     2-14

            Consolidated Statements of Operations -
              Three Months Ended March 31, 1995 and 1994          15

            Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 1995 and 1994          16

            Consolidated Balance Sheets -
              March 31, 1995 and December 31, 1994             17-18

            Notes to Consolidated Financial Statements         19-22


  Part II.  Other Information                                     23


  Signatures                                                      24

                   PART I.  FINANCIAL INFORMATION
                   ------------------------------
        UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
        ---------------------------------------------------
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
   -------------------------------------------------------------
                      AND FINANCIAL CONDITION
                      -----------------------



  RESULTS OF OPERATIONS
  ---------------------
  Three  Months Ended  3/31/95  Compared  to Three  Months  Ended
  3/31/94

  United States Cellular Corporation (the "Company" or "USM") owns, operates and invests in cellular telephone systems throughout the United States. USM owns or has the right to acquire both majority and minority interests in 210 cellular markets at March 31, 1995, representing 25,245,000 population equivalents ("pops"). USM managed the operations of 147 cellular markets at March 31, 1995. The Company has agreed to divest its controlling interests in 12 of these markets and its noncontrolling interest in one other market and manage the operations of 15 additional markets. In total, USM expects to manage 149 markets under agreements in place as of March 31, 1995. Interests in the 61 remaining markets are or will be managed by others. All 61 of these markets were served by operational systems at March 31, 1995. The following table is a summary of the Company's markets and consolidated operations.

                           UNITED STATES CELLULAR CORPORATION

                                                   Three Months Ended

                                                 March 31,     March 31,
                                                   1995           1994
                Majority-Owned, Managed
                and Consolidated Markets:
                (1)
                  Population equivalents
                   (in thousands) (2)              18,266        18,775
                  Total population (in
                   thousands)                      22,061        19,927
                  Customers                       478,000       294,000
                  Market penetration                2.17%         1.48%
                  Markets in operation                135           120
                  Cell sites in service               841           566
                  Average monthly revenue
                   per customer                       $71           $76
                  Churn rate per month               2.1%          2.3%
                  Marketing cost per net
                   customer addition                 $646          $711

                Minority-Owned and
                Managed Markets: (3)
                  Population equivalents
                   (in thousands) (2)                 686           996
                  Markets in operation                 11            19

                Markets to be Managed,
                Net of Markets to be
                Divested: (4)
                  Population equivalents
                    (in thousands) (2)              2,477           748
                   Markets                              3             4

                Total Markets Managed and
                to be Managed by USM:
                  Population equivalents
                    (in thousands) (2)             21,429        20,519
                  Markets                             149           143

                Markets Managed by
                Others: (5)
                  Population equivalents
                    (in thousands) (2)               3,816        3,458
                  Markets in operation                  61           62

                Total Markets:
                  Population equivalents
                    (in thousands) (2)              25,245       23,977
                  Markets                              210          205

   (1) Includes one market managed by a third party.

   (2) 1994  Donnelley Marketing  Service estimates are  used for
       both periods.   Includes  population equivalents  relating
       to interests which are acquirable in the future.

   (3) Includes two markets where the Company has the right to acquire an interest but did not own an interest at the respective dates; excludes one market in 1995 which will become a market managed by others.

   (4) "Markets to be Managed" represents markets which are managed by third parties until the Company acquires a majority interest in the markets. In 1995, represents the net of 15 markets to be managed and 12 markets which are currently majority-owned and managed and will be divested.

   (5) Represents markets in which the Company owns or has the right to acquire a minority interest and which are managed by others.

   The Company's consolidated results of operations include 100% of the revenues and expenses of the systems serving majority-owned and managed markets plus its corporate office operations. The consolidated results of operations for the quarter ended March 31, 1995 include 135 markets with a total population of 22.1 million, compared to 120 markets with a total population of 19.9 million for the first quarter of 1994.

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

                                                     March 31,
                                                 ----------------
                                                  1995       1994
                                                  ----       ----
   Minority-owned and Managed                        9         17
   Managed by Others - Equity Method                18         16
                                                  ----       ----
    Total Markets Included in Investment Income     27         33
                                                  ====       ====
   Managed by Others - Cost Method                  43         46
                                                  ====       ====

   Operating results for the first three months of 1995 primarily reflect improvement in the Company's more established markets (those 120 markets consolidated at March 31, 1994), the acquisition of majority interests in 14 operational markets, the start-up expenses associated with initiating operations in two additional majority-owned and managed markets and the divestiture of one market since March 31, 1994. Operating revenues, driven primarily by increases in customers served, rose $33.5 million, or 51%. Operating expenses rose $24.4 million, or 36%. Operating cash flow increased $14.0 million, or 102%.

   Investment and other income increased $23.1 million, due primarily to gains on the sales of cellular interests totaling $18.5 million and an increase in investment income. Investment income increased $4.5 million in 1995, mostly due to improved results in markets managed by others. Interest expense increased $3.7 million as a result of both a 39% increase in average debt balances and higher interest rates. Net income totaled $23.6 million in 1995 compared to a net loss of $1.8 million in 1994, reflecting gains on the sale of cellular interests, improved operating results, increased investment income and increased interest expense. On a comparable basis, excluding the effect of the 1995 gains on sales of cellular interests (net of tax), net income increased to $6.4 million in 1995 as compared to the net loss of $1.8 million in 1994.

   The Company expects to add a net of five markets to consolidated operations by the end of 1995, through the acquisition of majority interests in 17 operational markets and the divestiture of 12 markets currently majority-owned and managed by the Company. Of the 17 majority interests to be acquired, the Company currently owns a minority interest in and manages two of these markets. The Company expects to acquire a majority interest in these two markets and 15 additional markets by the end of 1995.

   The Company anticipates increasing growth in cellular units in service and revenues as it continues its expansion and development programs. Marketing and system operations expenses associated with this expansion will most likely reduce the rate of growth in operating cash flow and operating income over the next several quarters. The Company anticipates that the seasonality of revenue streams and operating expenses may affect the Company's operating and net results over the next several quarters.

   Operating Revenues
   ------------------

   Operating revenues totaled $99.7 million in 1995, up $33.5 million, or 51%, over 1994. Market acquisitions and start-ups increased operating revenues $5.8 million, or 9%, in 1995. This "acquisitions and start-ups" effect is defined as: (i) the operations of markets added to the consolidated group in 1995 since their respective dates of acquisition, plus (ii) for any market added to the consolidated group in 1994, the portion of 1995 operations which correspond to that portion of 1994 prior to the market's addition to the consolidated group.


   Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to the Company's local retail customers who use the local systems operated by the Company; (ii) charges to customers of other systems who use the Company's cellular systems when roaming ("inbound roaming"); and (iii) charges for long-distance calls made on the Company's systems. Service revenues totaled $96.4 million in 1995, up $33.0 million, or 52%, over 1994. The increase was primarily due to the growing number of local retail customers and the growth in inbound roaming revenue. Acquisitions and start-ups increased service revenues $5.6 million, or 9%, in 1995. Average monthly service revenue per customer totaled $71 in 1995 compared to $76 in 1994. The 6% decrease in average monthly service revenue per customer in 1995 was primarily a result of the decline in average local minutes of use per local retail customer and a decrease in per customer inbound roaming revenue. The Company anticipates that average monthly service revenue per customer unit will continue to decline as its distribution channels provide additional customers who generate fewer local minutes of use and as roaming revenues grow more slowly.

   Revenue from local retail customers' usage of USM's systems increased $20.0 million, or 52%, in 1995. Growth in the number of customers in the systems serving the Company's consolidated markets was the primary reason for the increase in local retail revenue. The number of customers increased 63% to 478,000 at March 31, 1995 from 294,000 at March 31,
   1994. Excluding the effect of acquisitions and dispositions, the Company's consolidated markets added 158,000 customers since March 31, 1994. Of these additions, 150,000 were in markets in service and consolidated at March 31, 1994, representing a 51% increase over the 294,000 customers served at that date. While the percentage increase is expected to be lower in future periods, management anticipates that the total number of net customer additions will increase. Acquisitions and start-ups increased local revenue $2.9 million, or 7%, in 1995.

   Average monthly local retail revenue per customer declined to $43 in 1995 from $46 in 1994. Monthly local minutes of use per customer averaged 86 in 1995 compared to 89 in 1994. This decline in average local minutes of use follows an industry-wide trend and is believed to be related to the tendency of the early customers in a market to be the heaviest users. It also reflects the Company's and the industry's continued penetration of the consumer market, which tends to include more lower-usage customers.

   Inbound  roaming revenue  increased $9.8  million, or  50%, in
   1995. This increase was attributable to the rise in the number of customers from other systems using the Company's systems when roaming. Also contributing were the increased number of Company-managed systems and cell sites within those systems. Monthly inbound roaming revenue per customer averaged $22 in 1995 and $24 in 1994. Acquisitions and start-ups increased inbound roaming revenue $2.2 million, or 11%, in 1995.

   Long-distance revenue increased $2.2 million, or 49%, in 1995 as the volume of long-distance calls billed by the Company increased. Monthly long-distance revenue per customer averaged $5 in 1995 and 1994. Acquisitions and start-ups increased long-distance revenue $447,000, or 10%, in 1995.

   Equipment sales revenues totaled $3.3 million in 1995, up $476,000, or 17%, over 1994. Equipment sales reflect the sale of 54,400 and 28,700 cellular telephone units in 1995 and 1994, respectively, plus installation and accessories revenue. The average revenue per unit was $62 in 1995 compared to $100 in 1994. The average revenue per unit decline partially reflects the Company's decision to reduce sales prices on cellular telephones to increase the number of customers, to maintain its market position and to meet competitive prices as well as to reflect reduced manufacturers' prices. Acquisitions and start-ups increased equipment sales revenues $209,000, or 7%, in 1995.

   Operating Expenses
   ------------------

   Operating expenses totaled $91.7 million in 1995, up $24.4 million, or 36%, over 1994. Market acquisitions and start-ups increased operating expenses $4.6 million, or 7%, in 1995.

   System operations expenses increased $3.5 million, or 36%, in 1995 as a result of increases in customer usage expenses and costs associated with operating the Company's increased number of cellular systems and with the growing number of cell sites within those systems. Costs are expected to continue to increase as the number of cell sites within the Company's systems grows. Customer usage expenses represent charges from other telecommunications service providers for USM's customers' use of their facilities as well as for the Company's inbound roaming traffic on these facilities, offset somewhat by pass-through roaming revenue. These expenses also include local interconnection to the landline network, toll charges and roaming expenses from the Company's customers' use of systems other than their local systems. Customer usage expenses were $5.4 million in 1995 compared to $4.1 million in 1994, and represented 6% of service revenues in 1995 and 1994. Maintenance, utility and cell site expenses grew $2.2 million, or 39%, in 1995, primarily reflecting an increase in the number of cell sites in the systems serving all majority-owned and managed markets, from 566 in 1994 to 841 in 1995. Acquisitions and start-ups increased system operations expenses $681,000, or 7%, in 1995.

   Marketing and selling expenses increased $5.9 million, or 42%, in 1995. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices, agent commissions, promotional expenses, local advertising and public relations expenses.
   The 1995 increase was primarily due to a 57% rise in the number of gross customer activations (excluding acquisitions and divestitures), to 72,000 in the first three months of 1995 from 46,000 in 1994. Cost per gross customer addition decreased 8% to $386 in 1995 from $417 in 1994. Excluding acquisitions and divestitures, the Company added 43,000 net new customers in 1995 compared to 27,000 in 1994, a 59% increase. The churn rate decreased to

   2.1% for  the first three  months of 1995  from 2.3%  in 1994.
   Acquisitions and start-ups increased marketing and selling expenses $819,000, or 6%, in 1995.

   Cost of equipment sold increased $3.2 million, or 40%, in 1995. The increase reflects the growth in unit sales related to both the rise in gross customer activations made through the Company's direct and retail distribution channels, offset somewhat by falling manufacturer prices per unit. The average cost to the Company of a telephone unit sold, including accessories and installation, was $206 in 1995 compared to $279 in 1994. Acquisitions and start-ups increased cost of goods sold $508,000, or 6%, in 1995.

   General and administrative expenses increased $6.9 million, or 33%, in 1995. These expenses include the costs of operating the Company's local business offices and its corporate expenses. This increase includes the effects of an increase in the number of consolidated markets, an increase in expenses required to serve the growing customer base in existing markets and an expansion of both local administrative office and corporate staff, necessitated by growth in the Company's business and the start-up of and acquisition of additional operations. The Company is using an ongoing clustering strategy to combine local operations wherever feasible in order to gain operational efficiencies and reduce its administrative expenses. Acquisitions and start-ups increased direct field-related general and administrative expenses $1.4 million, or 7%, in 1995.

   Depreciation expense increased $3.6 million, or 42%, in 1995, reflecting an increase in the average fixed asset balance of 54% since the first quarter of 1994. Acquisitions and start-ups increased depreciation expense $584,000, or 7%, in 1995.

   Amortization of intangibles increased $1.3 million, or 22%, in 1995, primarily due to an increase in license costs as a result of the acquisition of or the commencement of service in 16 markets since March 31, 1994. License costs related to consolidated markets increased $123.9 million, or 14%, since March 31, 1994. Acquisitions and start-ups increased amortization of intangibles $543,000, or 9%, in 1995.

   Operating Income (Loss) before Minority Share
   ---------------------------------------------

   Operating income before minority share totaled $8.1 million in 1995 compared to a loss of $1.0 million in 1994. The operating margin (as a percent of service revenues) improved to 8% in 1995 from (2%) in 1994. The 1995 operating income reflects improved results in the more established markets and increased revenues resulting from growth in the number of customers served by the Company's systems, partially offset by costs associated with the growth of the Company's operations and increased losses on equipment sales. Acquisitions and start-ups increased operating income before minority share $1.2 million, or 119%, in 1995.

   The  Company  expects service  revenues  to  continue to  grow during the remainder of 1995 as it adds customers and cell sites to its existing systems, realizes a full year of revenues from customers and cell sites added in 1994 and completes acquisitions of operational systems. Additionally, the Company expects expenses to increase significantly during the remainder of 1995 as it incurs costs for markets and cell sites added in 1994 and 1995, incurs costs associated with customer and system growth and acquires existing markets. At least five markets are expected to be added to consolidated operations before the end of 1995, through the acquisition of majority interests in 17 operational markets and the divestiture of 12 majority-owned and managed markets. The Company anticipates increasing growth in cellular units in service and revenues as it continues its expansion and development programs. Marketing and system operations expenses associated with this expansion will most likely reduce the rate of growth in operating cash flow and operating income over the next several quarters. The Company anticipates that the seasonality of revenue streams and operating expenses may affect the Company's operating and net results over the next several quarters.

   Investment and Other Income
   ---------------------------

   Investment and other income totaled $28.3 million in 1995 and $5.3 million in 1994. Investment income was $9.7 million in 1995, a $4.5 million, or 87%, increase over 1994. The Company's share of the income or loss from the markets managed by others that are accounted for by the equity method totaled $9.8 million in 1995 compared to $5.1 million in 1994. There were 18 such markets in 1995 and 16 in 1994. The Company's share of losses from minority-owned markets it manages totaled $127,000 in 1995 compared to income of $71,000 in 1994. There were nine such markets in 1995 and 17 in 1994.

   Gain on sale of cellular interests of $18.5 million in 1995 reflects the sales of the Company's 100% interest in one market, which generated a gain of $13.4 million, and its investment interests in two other markets, which produced aggregate gains of $5.1 million.

   Interest and Income Taxes
   -------------------------

   Interest expense increased $3.7 million, or 93%, in 1995, on a 39% increase in the average amount of debt outstanding plus increased interest rates. Interest expense is primarily related to borrowings under the Revolving Credit Agreement with Telephone and Data Systems, Inc. ("TDS") and borrowings under a vendor financing agreement. Borrowings under the Revolving Credit Agreement bear interest at a floating rate equal to prime plus 1.5% (for a rate of 10.50% at March 31,
   1995) and are used to finance system construction, working capital requirements, and acquisitions of cellular interests. Interest expense relating to the Revolving Credit Agreement was $6.1 million in 1995 and $3.0 million in 1994. The average amount of debt outstanding under the Revolving Credit Agree-ment was $222.0 million in the first three months of 1995 and $164.3 million in 1994. The average interest rate on such debt was 11.0% in 1995 and 7.4% in 1994.

   The Company has borrowings outstanding under a financing agreement with an equipment vendor entered into in 1994. This agreement is an amendment and restatement of a similar 1991 agreement with the same equipment vendor under which the Company had previous borrowings outstanding. In addition to the amounts previously borrowed under the 1991 agreement, the Company has new borrowings outstanding under the 1994 agreement as of March 31, 1995. Borrowings under the 1991 agreement bear interest at a rate of 2.307% over the 90-day Commercial Paper Rate of high-grade, unsecured notes (for a rate of 8.5% at March 31, 1995). Borrowings under the 1994 agreement bear interest at a rate of 2.25% over the 90-day Commercial Paper Rate of high-grade, unsecured notes (for a rate of 8.5% at March 31, 1995). All borrowings under the vendor financing agreement were used to finance certain of USM's equipment purchases and construction costs. Interest expense related to the vendor financing agreement was $1.6 million in 1995 and $902,000 in 1994. The average amount of debt outstanding under the vendor financing agreement was $91.2 million in the first three months of 1995 and $61.0 million in 1994. The average interest rate on such debt was 7.0% in 1995 and 6.0% in 1994.

   Continued capital expenditures and the completion of pending acquisitions will require additional funding over the next few years. These funding requirements may be at least part-ially met through additional debt, which would likely result in increased interest expense as debt balances increase. Add-itional borrowings also may be required to fund additional future acquisitions and their construction and operations. See "Financial Resources and Liquidity."

   Income tax expense was $3.2 million in 1995 and $980,000 in 1994. Income tax expense includes the federal income taxes of majority-owned and managed subsidiaries not included in the TDS consolidated federal income tax return. State income tax expense in 1995 and 1994 was primarily related to subsidiaries generating taxable income after utilization of state net operating losses. Also in 1995, $1.3 million of state income tax expense was generated by the gains on sales of cellular interests. USM is included in a consolidated federal income tax return with other members of the TDS consolidated group. TDS and USM are parties to a Tax Allocation Agreement under which USM is able to carry forward its losses and credits and use them to offset any current or future income tax liabilities to TDS. The amount of the federal net operating loss carryforward available to offset future taxable income aggregated approximately $165 million at December 31, 1994, and expires between 2002 and 2009. The amount of the state net operating loss carryforward available to offset future taxable income aggregated approximately $227 million at December 31, 1994, and expires between 1998 and 2009.

   Net Income (Loss)
   -----------------

   Net income totaled $23.6 million in 1995 compared to a net loss of $1.8 million in 1994. The 1995 improvement resulted from gains on the sales of cellular interests, improved operating results in the established markets and increased investment income, partially offset by increased interest
   expense.   Earnings  per share  was $.29  in 1995  compared to
   earnings per share of ($.02) in 1994, reflecting both the improvement in net income and the increase in weighted average Common and Series A Common Shares outstanding. Weighted average number of Common and Series A Common Shares outstanding for the first quarter of 1995 increased 9% over the shares outstanding for 1994 primarily as a result of Common Shares issued in connection with acquisitions and the inclusion of dilutive common stock equivalents in 1995 weighted average common shares outstanding as a result of the 1995 net income. On a comparable basis, excluding the effect of the 1995 gain on sale of cellular interests (net of tax), net income increased to $6.4 million in 1995 from the net loss of $1.8 million in 1994 and earnings per share increased to $.08 in 1995 from earnings per share of ($.02) in 1994.

   TDS owned an aggregate of 66,284,155 shares of common stock of the Company at March 31, 1995, representing 81.1% of the combined total of the Company's outstanding Common and Series A Common Shares and 95.9% of their combined voting power. Assuming the Company's Common Shares are issued in all instances in which the Company has the choice to issue its
   Common Shares or other consideration and assuming all issuances of the Company's common stock to TDS and third parties for completed and pending acquisitions and redemptions of the Company's Preferred Stock and TDS's Preferred Shares had been completed at March 31, 1995, TDS would have owned 79.9% of the total outstanding common stock of the Company and controlled 95.6% of the combined voting power of both classes of its common stock.

   FINANCIAL RESOURCES AND LIQUIDITY

   The Company operates a capital- and marketing-intensive business. Rapid growth in markets operated by the Company and customers served has caused financing requirements for acquisitions, construction and operations to exceed internally generated cash flow. The Company requires capital to complete acquisitions in process, to fund construction and operating expenses of the cellular systems it operates, to fund investments in minority partnership interests in other cellular markets and to pay principal and interest on its outstanding debt. The Company has only recently achieved profitability and has previously incurred significant start-up costs and operating losses. The Company anticipates increasing growth in cellular units in service and revenues as it continues its expansion and development programs. Marketing and system operations expenses associated with this expansion will most likely reduce the rate of growth in operating cash flow and operating income over the next several quarters. Since the Company has only recently begun to generate positive operating income and cash flows from operating activities, it requires outside financing to provide the funds necessary for investment.

   Cash flows from operating activities provided $22.6 million in 1995 and $13.2 million in 1994. Operating cash flow provided cash totaling $27.8 million in 1995 and $13.7 million in 1994. The 1995 increase in operating cash flow primarily reflects improvement in the more established markets. Acquisitions and start-ups increased operating cash flow $2.3 million, or 17%, in 1995. Cash flows from other operating activities (investment and other income, interest expense, changes in working capital and changes in other assets and liabilities) required cash investments totaling $5.2 million in 1995 and $521,000 in 1994.

   Cash flows from financing activities required $3.7 million in 1995 and provided $27.9 million in 1994. Cash flows from financing activities include cash flows from borrowings under the Revolving Credit Agreement with TDS, vendor financing transactions and sales of Common Shares. In 1995, repayments of both amounts owed under the Revolving Credit Agreement with TDS totaling $52.8 million and amounts owed under the vendor financing agreement totaling $4.9 million were partially offset by additional vendor financing transactions which provided cash totaling $54.2 million. Borrowings under the Revolving Credit Agreement with TDS totaling $31.4 million provided a majority of the Company's external financing requirements in 1994.

   Cash flows from investing activities required cash investments totaling $10.8 million in 1995 and $38.3 million in 1994. Such cash requirements primarily consisted of cash additions to property, plant, and equipment and cash requirements for acquisitions and for investments in cellular markets. In 1995, the Company received cash proceeds totaling $30.3 million relating to the sales of cellular interests in three markets. Cash expenditures for property, plant and equipment totaled $37.4 million in 1995 (excluding noncash expenditures of $873,000), representing the construction of 38 cell sites and other plant additions. Cash expenditures for property, plant and equipment totaled $31.2 million in 1994 (of which $12.7 million relates to 1993 additions), representing the construction of 29 cell sites and other plant additions.

   Anticipated capital requirements for 1995 reflect the Company's construction and system expansion program, funding of working capital needs, investments in entities in which the Company has a minority interest, scheduled debt repayments and pending acquisitions. The Company's consolidated construction budget for 1995 is approximately $180 million, consisting primarily of new cell sites to expand and enhance the Company's coverage in its service areas.

   During the first three months of 1995, the Company completed the acquisition of controlling interests in six markets and several additional minority interests. During the first three months of 1994, the Company completed the acquisition of controlling interests in six markets and several additional minority interests. Some of the markets acquired during 1995 and 1994 were subject to acquisition agreements which were entered into prior to the year in which the acquisitions were completed. The following table summarizes the consideration issued for these acquisitions.

   COMPLETED ACQUISITIONS             Three Months Ended March 31,
                                      ----------------------------
                                         1995                1994
                                      ---------           --------
                                              (in millions)

   Pops Acquired                            1.0                 .8
   Total Consideration                $    80.4           $   98.7

   Details of Total Consideration:

   USM Common Shares
       Shares Issued                        2.0                2.9
       Recorded Cost                  $    66.5           $   92.5

   USM Common Shares to be issued
    in the future (in 1995)
       Shares Issuable                       --                 --
       Recorded Cost                  $      .1            $    --

   Revolving Credit Agreement - TDS        11.2                 .2

   Cancellation of Notes Receivable          --                1.4

   Cash                               $     2.6            $   4.6

   Of the total 1995 and 1994 consideration, the debt under the Revolving Credit Agreement and the USM Common Shares (except 112,000 shares issued to third parties in 1995) were issued to TDS to reimburse TDS for TDS Common Shares issued and issuable and cash paid to third parties in connection with 1995 and 1994 acquisitions. Additionally, the Company had commitments at March 31, 1995, to issue 542,000 Common Shares in 1995 and 1996 related to certain completed acquisitions. The Company and TDS have the option to deliver TDS Common Shares and/or cash in lieu of the Company's Common Shares in connection with certain of these acquisitions.

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

   At March 31, 1995, the Company, or TDS for the benefit of the Company, had agreements pending to acquire controlling interests in four markets and one minority interest. The following table summarizes the consideration to be issued by USM for these acquisitions if they are completed as planned.

   PENDING ACQUISITIONS                        March 31, 1995
   --------------------                        --------------
                                                (in millions)

   Pops to be Acquired                                     .4
   Estimated Consideration to be Paid                  $ 47.1

   Details of Consideration:

   USM Common Shares
      Shares to be Issued                                 1.1
      Estimated Cost at Agreement Date                 $ 31.6


   Cash                                                $ 15.5


   Cellular interests acquired by TDS in these transactions are expected to be assigned to the Company and at the time this occurs the Company will reimburse TDS for TDS's consideration delivered and costs incurred in such acquisitions. Of the consideration for these pending acquisitions, the USM Common Shares (except approximately 297,000 shares to be issued to third parties) are to be issued to TDS to reimburse TDS for TDS Common Shares to be issued and cash to be paid to third parties in connection with these pending acquisitions.

   Not included in these pending acquisitions are exchanges and divestitures of cellular interests pursuant to agreements with six cellular companies. In one agreement, the Company will exchange its controlling interest in one market for a controlling interest in another market the Company currently manages. Under a second agreement, the Company will exchange its 100% interests in one entire market and a partition of another market plus cash for 100% interests in one entire market and a partition of another market. In a third agreement, the Company will exchange its 100% interests in two markets for 100% interests in four markets. In a separate agreement with the same company, the Company will sell its 100% interest in a partition of a market. Pursuant to a fourth agreement, the Company will exchange its 100% interests in three entire markets and partitions of two other markets for 100% interests in two markets. In a related agreement with the same company, the Company will divest its investment interest in one market to complete an exchange of investment interests which was partially completed in 1994. Under a fifth agreement, the Company will exchange its 100% interests in four markets for 100% interests in four other markets. Finally, under a sixth agreement, the Company will sell its controlling interest in one market and, in connection with certain litigation related to a second market, will sell its noncontrolling interest in that market.

   Management believes the acquisitions and exchanges currently pending will enhance the Company's clustering strategy by divesting markets which are less strategic for cash or markets which add to its current clusters. All of the pending acquisition, exchange and sale agreements discussed above are expected to be completed during 1995. Certain of the divestitures and exchanges will generate substantial gains for book and tax purposes.

   TDS and the Company are parties to a legal proceedings before the Federal Communications Commission ("FCC") involving a cellular license in a Wisconsin Rural Service Area ("RSA"). In March 1995, a preliminary settlement was reached with a group of Wisconsin telephone companies (the "Settlement Group") involved in that proceeding, and a definitive agreement was executed with another party to the same proceeding. The proposed settlements, which follow extensive discovery by the FCC and other parties, contemplate a summary decision finding that TDS and its affiliates are fully qualified to be FCC licensees. The final settlements will be subject to the negotiation of a definitive agreement with the Settlement Group and the action of the judge presiding in the FCC proceeding. See Note 15 of Notes to Consolidated Financial Statements, Legal Proceedings (La Star and Wisconsin RSA 8 Applications), in the Company's Annual Report to Shareholders for the year ended December 31, 1994 for further discussion of the proceeding involving the Wisconsin RSA.

   Liquidity
   ---------

   The Company anticipates that the aggregate resources required for the remainder of 1995 will include approximately: (i) $142 million for capital spending; (ii) $15 million for cash acquisitions; and (iii) $7 million of scheduled debt repayments. Additionally, the Company anticipates it will reimburse TDS, as each acquisition is completed, for TDS Common Shares valued at approximately $22.2 million to be issued and $790,000 in cash to be paid by TDS to third parties in connection with acquisitions anticipated to be completed by the end of 1995. The reimbursement to TDS is expected to be in the form of 765,000 Common Shares of the Company. Not included in the above amounts are acquisitions that may be signed during the remainder of 1995. These potential acquisitions may require substantial funding for both their acquisition and operation during the remainder of 1995.

   At March 31, 1995, the Company had $14 million of cash and cash equivalents, $116 million remaining under the $300 million Revolving Credit Agreement with TDS as amended effective March 28, 1995 and $3 million remaining under the new vendor financing agreement entered into in 1994. Additionally, the Company anticipates generating additional amounts of positive cash flows from operating activities during the remainder of 1995.

   Pursuant to the Revolving Credit Agreement, the Company may borrow up to an aggregate of $300 million from TDS, at an interest rate equal to 1.5% above the prime rate. The advances made by TDS under the Revolving Credit Agreement are unsecured. Interest on the balance due under the Revolving Credit Agreement is payable quarterly and no principal is payable until July 1, 1996, subject to acceleration under certain circumstances, at which time the entire principal balance then outstanding is scheduled to become due and payable. The Company may prepay the balance due under the Revolving Credit Agreement at any time, in whole or in part, without premium.

   The Company filed a registration statement with the Securities and Exchange Commission ("SEC") on April 28, 1995 covering the sale of approximately $200 million net proceeds of zero coupon convertible debt. This convertible debt will be issued in the form of Liquid Yield OptionTM Notes ("LYONs"TM) (TM Trademark of Merrill Lynch & Co., Inc.), which LYONs will be 20-year fixed-rate securities and will be subordinated to all senior indebtedness of the Company. Each LYON will be convertible at the option of the holder at any time on or prior to maturity at a to-be-determined conversion rate. Upon conversion, USM may elect the delivery of its Common Shares or cash equal to the market value of the Common Shares into which the LYONs are convertible. Beginning five years after the date of issue, the LYONs may be redeemed at any time for cash at the option of the Company at redemption prices equal to the issue price plus accrued original issue discount through the date of redemption. On the fifth anniversary of the issue date, USM will purchase LYONs at the option of the holder at the issue price plus accrued original issue discount through that date. USM will have the option of purchasing such LYONs with cash, USM Common Shares or TDS common equity securities, or any combination thereof. The Company anticipates using the net proceeds from this offering to repay borrowings under the Revolving Credit Agreement. Any additional net proceeds will be used for general corporate purposes. The Company anticipates that the line of credit available under the Revolving Credit Agreement will be $100 million after the application of the net proceeds of the LYONs offering.

   The Company anticipates that it may require funding to acquire cellular markets and build and operate cellular systems in the future. The timing and amount of such funding requirements will depend on the timing of the completion of pending acquisitions, the number of additional licenses acquired by the Company, the construction and operational plans for the individual cellular projects and other relevant factors. The Company will need to raise additional capital to meet these requirements. These additional requirements may be met through internally generated funds, additional borrowings from TDS, the issuance of additional equity or debt securities, vendor financing, bank financing, the sale of assets or a combination of the above. There can be no assurance that sufficient funds will be available to the Company on terms or at prices acceptable to the Company. If sufficient funding is not available to the Company on terms and prices acceptable to the Company, the Company would have to reduce its construction, development and acquisition programs. In the long term, reduction of these programs would have a negative impact on the ability of the Company to increase its consolidated revenues and cash flows.

                 UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------------
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        -------------------------------------
                                      Unaudited
                                      ---------

                                                    Three Months Ended
                                                          March 31,
                                            ------------------------------------
                                                  1995                 1994
                                            ---------------       --------------
                                                 (Dollars in thousands,
                                                except per share amounts)
   OPERATING REVENUES
     Service                                $     96,400          $     63,361
     Equipment sales                               3,348                 2,872
                                            ---------------       --------------
      Total Operating Revenues                    99,748                66,233
                                            ---------------       --------------

   OPERATING EXPENSES
     System operations                            13,202                 9,730
     Marketing and selling                        19,922                14,054
     Cost of equipment sold                       11,199                 8,009
     General and administrative                   27,667                20,726
     Depreciation                                 12,264                 8,622
     Amortization of intangibles                   7,430                 6,096
                                            ---------------       --------------
      Total Operating Expenses                    91,684                67,237
                                            ---------------       --------------

   OPERATING INCOME (LOSS) BEFORE
     MINORITY SHARE                                8,064                (1,004)
   Minority share of operating income             (1,888)               (1,118)
                                            ---------------       --------------
   OPERATING INCOME (LOSS)                         6,176                (2,122)
                                            ---------------       --------------

   INVESTMENT AND OTHER INCOME
     Investment income                             9,717                 5,191
     Amortization of licenses and deferred costs
      related to investments                        (232)                 (244)
     Interest income                                 992                   639
     Other (expense), net                           (670)                 (324)
     Gain on sale of cellular interests           18,517                   ---
                                            ---------------       --------------
      Total Investment and Other Income           28,324                 5,262
                                            ---------------       --------------

   INCOME BEFORE INTEREST AND INCOME TAXES        34,500                 3,140
   Interest expense - affiliate                    6,090                 3,032
   Interest expense - other                        1,615                   959
                                            ---------------       --------------
   INCOME (LOSS) BEFORE INCOME TAXES              26,795                  (851)
   Income tax expense                              3,197                   979
                                            ---------------       --------------
   NET INCOME (LOSS)                        $     23,598          $     (1,830)
                                            ===============       ==============

   WEIGHTED AVERAGE COMMON
     AND SERIES A COMMON SHARES (000s)            82,131                75,140

   EARNINGS PER COMMON AND
     SERIES A COMMON SHARE                  $        .29          $       (.02)
                                            ===============       ==============


             The accompanying notes to consolidated financial statements are an integral part of these statements.

                 UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------------
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------
                                      Unaudited
                                      ---------
                                                    Three Months Ended
                                                          March 31,
                                            ------------------------------------
                                                  1995                 1994
                                            ---------------       --------------
                                                  (Dollars in thousands)

   CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                      $     23,598          $     (1,830)
     Add (Deduct) adjustments to reconcile
      net income (loss) to net cash
      provided by operating activities
        Depreciation and amortization             19,926                14,962
        Investment income                         (9,717)               (5,191)
        Gain on sale of cellular interests       (18,517)                  ---
        Minority share of operating income         1,888                 1,118
        Other noncash expense                        976                   846
        Change in accounts receivable              1,172                (2,837)
        Change in accounts payable                (6,462)                 (642)
        Change in accrued interest                 6,037                 2,975
        Change in accrued taxes                    1,102                 1,931
        Change in other assets and
          liabilities                              2,562                 1,861
                                            ---------------       --------------
                                                  22,565                13,193
                                            ---------------       --------------
   CASH FLOWS FROM FINANCING ACTIVITIES
     Long-term debt borrowings                    54,218                   ---
     Repayment of long-term debt                  (4,863)               (3,095)
     Change in Revolving Credit Agreement        (52,781)               31,384
     Common Shares issued                            373                   223
     Minority partner capital distributions         (656)                 (657)
                                            ---------------       --------------
                                                  (3,709)               27,855
                                            ---------------       --------------
   CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and
      equipment                                  (37,375)              (31,153)
     Investments in and advances to minority
      partnerships                                (4,063)               (5,103)
     Distributions from partnerships               1,790                 4,659
     Proceeds from sale of investments            30,300                   ---
     Acquisitions, excluding cash acquired          (271)               (3,943)
     Other investments                            (1,158)               (2,761)
                                            ---------------       --------------
                                                 (10,777)              (38,301)
                                            ---------------       --------------
   NET INCREASE IN CASH AND
     CASH EQUIVALENTS                              8,079                 2,747
   CASH AND CASH EQUIVALENTS-
     Beginning of period                           5,800                 6,274
                                            ---------------       --------------
     End of period                          $     13,879          $      9,021
                                            ===============       ==============

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
                                        ------

                                               (Unaudited)
                                             March 31, 1995   December 31, 1994
                                            ---------------   -----------------
                                                  (Dollars in thousands)

   CURRENT ASSETS
     Cash and cash equivalents              $      12,105      $       4,143
     Affiliated cash investments                    1,774              1,657
     Accounts receivable
      Customers                                    24,244             23,609
      Roaming                                      20,990             18,881
      Affiliates                                    1,644              3,549
      Other                                         2,872              3,150
     Inventory                                      4,991              5,435
     Prepaid and other current assets               4,034              4,136
                                            ---------------    ----------------
                                                   72,654             64,560
                                            ---------------    ----------------

   PROPERTY, PLANT AND EQUIPMENT
     In service                                   516,370            464,132
     Less accumulated depreciation                111,693             95,951
                                            ---------------    ----------------
                                                  404,677            368,181
                                            ---------------    ----------------

   INVESTMENTS
     Cellular partnerships - equity                95,061             86,215
     Cellular partnerships - cost                  10,641             13,280
     Licenses, net of amortization              1,014,408            947,399
     Marketable equity securities                  20,742             20,145
     Notes and interest receivable                 13,700             14,535
                                            ---------------    ----------------
                                                1,154,552          1,081,574
                                            ---------------    ----------------
   DEFERRED CHARGES
     Deferred start-up costs, net
      of amortization                               3,653              3,685
     Other deferred charges, net
      of amortization                              17,856             16,787
                                            ---------------    ----------------
                                                   21,509             20,472
                                            ---------------    ----------------

     Total Assets                           $   1,653,392      $   1,534,787
                                            ===============    ================

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
                         ------------------------------------

                                               (Unaudited)
                                             March 31, 1995   December 31, 1994
                                            ---------------   -----------------
                                                  (Dollars in thousands)

   CURRENT LIABILITIES
     Current portion of long-term debt and
      preferred stock                       $      19,689      $      20,804
     Notes payable                                    637                637
     Accounts payable
      Affiliates                                    3,368              3,662
      Other                                        46,386             49,114
     Accrued interest, primarily
      to affiliates                                 6,110              5,880
     Customer deposits and
      deferred revenues                             6,761              5,933
     Other current liabilities                     13,457             12,343
                                            ---------------    ----------------
                                                   96,408             98,373
                                            ---------------    ----------------
   REVOLVING CREDIT AGREEMENT - TDS               183,921            232,954
                                            ---------------    ----------------

   LONG-TERM DEBT, excluding
     current portion                              119,597             57,691
                                            ---------------    ----------------

   DEFERRED LIABILITIES AND CREDITS
     Income taxes                                   6,784              5,017
     Other                                          3,585              3,636
                                            ---------------    ----------------
                                                   10,369              8,653
                                            ---------------    ----------------
   REDEEMABLE PREFERRED STOCK, excluding
     current portion                                  ---              9,597
                                            ---------------    ----------------

   MINORITY INTEREST                               35,934             33,552
                                            ---------------    ----------------
   COMMON SHAREHOLDERS' EQUITY
     Common Shares, par value $1 per share         48,775             45,584
     Series A Common Shares, par value
      $1 per share                                 33,006             33,006
     Additional paid-in capital                 1,174,809          1,083,698
     Common Shares issuable, 541,780 shares and
      802,802 shares, respectively                 11,633             16,337
     Retained (deficit)                           (61,060)           (84,658)
                                            ---------------    ----------------
                                                1,207,163          1,093,967
                                            ---------------    ----------------
     Total Liabilities and
      Shareholders' Equity                  $   1,653,392      $   1,534,787
                                            ===============    ================

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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994. The results of operations for the three months ended March 31, 1995 and 1994, are not necessarily indicative of the results to be expected for the full year.

   2. Earnings per Common and Series A Common Share for the three months ended March 31, 1995, was computed by dividing Net Income by the weighted average number of Common Shares, Series A Common Shares and dilutive common equivalent shares outstanding during the period. Dilutive common stock equivalents at March 31, 1995, consist primarily of dilutive Common Shares issuable and Redeemable Preferred Stock. Earnings per Common Share for the three months ended March 31, 1994 was computed by dividing Net (Loss) by the weighted average number of Common Shares and Series A Common Shares outstanding during the period.

      Certain of  the cellular  acquisitions closed  during 1995,
      1992 and 1991 require  USM to deliver Common Shares  in the future.  USM is required to issue Common Shares to TDS  and third parties as follows:
                                       Common Shares
                                         Issuable
                                      --------------

                    1995                   362,957
                    1996                   178,823
                                         ---------
                                           541,780
                                         =========

         UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   4. Assuming  that  acquisitions  accounted  for  as  purchases during the  period January 1, 1994,  to March 31, 1995, had taken  place  on January  1,  1994,  pro forma  results  of operations would have been as follows:
                                                    Three Months Ended
                                                          March 31,
                                            ------------------------------------
                                                  1995                 1994
                                            ---------------       --------------
                                                    (Dollars in thousands,
                                                  except per share amounts)

     Service Revenues                       $    97,682           $    68,990
     Equipment Sales                              3,484                 3,170
     Interest Expense (including cost
      to finance acquisitions)                    7,611                 4,065
     Net Income (Loss)                           22,897                (3,179)
     Earnings per Common and Series A
      Common Share                          $       .28           $      (.04)


   5. The  following summarized  unaudited income  statements are the combined  summarized income statements of  the cellular system partnerships listed below which are accounted for by
      the  Company following  the  equity method.   The  combined
      summarized income statements were compiled from financial statements and other information obtained by the Company as a limited  partner of the cellular  limited partnerships as set forth below.  The cellular system partnerships included in the combined summarized income statements and the Company's ownership percentage of each cellular system partnership at March 31, 1995, are set forth in the following table.
                                                           The Company's
                                                              Limited
                                                            Partnership
            Cellular System Partnership                       Interest
      ------------------------------------                 -------------
        Los Angeles SMSA Limited Partnership                     5.5%
        Nashville/Clarksville MSA Limited Partnership           49.0%
        Baton Rouge MSA Limited Partnership                     52.0%

                 UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                        (Unaudited)
                                                    Three Months Ended
                                                         March 31,
                                            ------------------------------------
                                                  1995                 1994
                                            ---------------       --------------
                                                    (Dollars in thousands)

     REVENUES                               $   184,825           $   144,176

     EXPENSES
      Selling, general and administrative        87,664                75,948
      Depreciation and amortization              15,222                14,964
                                            ---------------       --------------
                                                102,886                90,912
                                            ---------------       --------------

     OPERATING INCOME                            81,939                53,264
     OTHER INCOME, NET                            1,741                 1,166
                                            ---------------       --------------

     NET INCOME                             $    83,680           $    54,430
                                            ===============       ==============


   6. Supplemental Cash Flow Information

     The Company acquired certain cellular licenses and interests during the first three months of 1995 and 1994. In conjunction with these acquisitions, the following assets were acquired, liabilities assumed and Common Shares issued.

                                                    Three Months Ended
                                                         March 31,
                                            ------------------------------------
                                                  1995                 1994
                                            ---------------       --------------
                                                    (Dollars in thousands)

     Property, plant and equipment, net     $    12,829           $     3,523
     Cellular licenses                           80,222                97,883
     Decrease in equity-method investment
      in cellular interests                      (1,943)               (4,154)
     Accounts receivable                          2,241                   565
     Revolving Credit Agreement - TDS           (12,103)                 (138)
     Long-term debt                              (9,936)
     Accounts payable                            (2,222)                 (560)
     Other assets and liabilities,
      excluding cash acquired                    (2,216)                 (654)
     Common Shares issued and issuable          (66,601)              (92,522)
                                            ---------------       --------------
     Decrease in cash due to acquisitions   $       271           $     3,943
                                            ===============       ==============

                 UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following summarizes certain noncash transactions, and interest and income taxes paid.
                                                    Three Months Ended
                                                         March 31,
                                            ------------------------------------
                                                  1995                 1994
                                            ---------------       --------------
                                                    (Dollars in thousands)


     Interest paid                          $     1,128           $       966
     Income taxes paid                              318                   255
     Accrued interest converted into debt
      under the Revolving Credit Agreement        5,864                 5,737
     Common Shares issued by USM
      for conversion of USM Preferred Stock
      and TDS Preferred Shares              $    22,236           $     1,497



   7. Contingencies

      The Company's material contingencies as of March 31, 1995, include the collectibility of a $5.4 million note receivable under a long-term financing agreement with a cellular company and a $9.9 million standby letter of credit in support of a bank loan to an entity minority-owned by the Company. For further discussion of these contingencies, see
      Note 13 of Notes to Consolidated Financial Statements included in the Company's 1994 Report on Form 10-K for the year ended December 31, 1994.

                    PART II.   OTHER INFORMATION
                    ----------------------------


   Item 5.  Other Information
   --------------------------

                 The Company announced on April 28, 1995, that it filed a registration statement with the Securities and Exchange Commission covering the proposed sale of approximately $200 million net proceeds of zero coupon convertible debt. The net proceeds of the 20-year fixed rate securities will be used to repay variable-rate borrowings from TDS. See the news release attached as Exhibit 99 for further information regarding the debt offering.

   Item 6.  Exhibits and Reports on Form 8-K.
   ------------------------------------------

        (a)      Exhibit 11  -  Statement regarding computation of
                                per share earnings.

        (b)      Exhibit 12  -  Statement regarding computation of
                                ratios.

        (c)      Exhibit 27  -  Financial Data Schedule.

        (d)      Exhibit 99.1 - News release regarding the pro-
                                posed  sale  of  approximately
                                $200 million  net proceeds  of
                                zero coupon convertible debt.

        (e)      Exhibit 99.2 - Unaudited Consolidated State-
                                ments of Operations for   the
                                Twelve Months Ended March 31,
                                1995 and 1994.

        (f) Reports on Form 8-K filed during the quarter ended March 31, 1995:

                 The Company filed a Report on Form 8-K dated March 15, 1995, which included a press release regarding the announcement of a preliminary settlement reached with a group of Wisconsin telephone companies involved in a proceeding initiated by the Federal Communications
                 Commission  and  that  a  definitive  settlement
                 agreement   had  been   reached  with  BellSouth
                 Mobility   Inc   with   respect   to  the   same
                 proceeding.

                 No other reports on Form 8-K were filed during the quarter ended March 31, 1995.

                             SIGNATURES
                             ----------


        Pursuant to the requirements  of the Securities  Exchange
   Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               UNITED STATES CELLULAR CORPORATION
                                           (Registrant)





   Date   May 12, 1995                  H. DONALD NELSON
          ------------         ---------------------------------
                               H. Donald Nelson
                               President
                               (Chief Executive Officer)


   Date   May 12, 1995                  KENNETH R. MEYERS
          ------------         ----------------------------------
                               Kenneth R. Meyers
                               Vice President-Finance and
                               Treasurer
                               (Chief Financial Officer)


   Date   May 12, 1995                PHILLIP A. LORENZINI
          ------------         ----------------------------------
                               Phillip A. Lorenzini
                               Controller
                               (Principal Accounting Officer)