Form 10-Q
period 1995-06-30
UNITED STATES CELLULAR CORP
filed 1995-08-11
CIK 821130

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549
                                     ----------------
                                        FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


  x     QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   June 30, 1995

                                    OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________ to ______________


                      Commission File Number 1-9712

- -------------------------------------------------------------------------------

                    UNITED STATES CELLULAR CORPORATION

- -------------------------------------------------------------------------------

         (Exact name of registrant as specified in its charter)


           Delaware                                           62-1147325
 -----------------------------                            -------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

 8410 West Bryn Mawr, Suite 700, Chicago, Illinois                60631
 ------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)

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

                               Yes   x     No
                                   -----      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at July 31, 1995
- ------------------------------------             ----------------------------
 Common Shares, $1 par value                            49,925,263 Shares
 Series A Common Shares, $1 par value                   33,005,877 Shares
- --------------------------------------------------------------------------------

                       UNITED STATES CELLULAR CORPORATION

                        2ND QUARTER REPORT ON FORM 10-Q


                                     INDEX
                                     -----



                                                                     Page No.

Part I.   Financial Information

          Management's Discussion and Analysis of
            Results of Operations and Financial Condition              2-14

          Consolidated Statements of Operations -
            Three Months and Six Months Ended June 30, 1995 and 1994    15

          Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1995 and 1994                     16

          Consolidated Balance Sheets -
            June 30, 1995 and December 31, 1994                        17-18

          Notes to Consolidated Financial Statements                   19-22


Part II.  Other Information                                            23-24


Signatures                                                              25

                         PART I. FINANCIAL INFORMATION

              UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                            AND FINANCIAL CONDITION




RESULTS OF OPERATIONS

Six Months Ended 6/30/95 Compared to Six Months Ended 6/30/94

United States Cellular Corporation (the "Company" or "USM") owns, operates and invests in cellular markets throughout the United States. USM owns or has the right to acquire both majority and minority interests in 208 cellular markets at June 30, 1995, representing 24,830,000 population equivalents ("pops"). USM managed the operations of 148 cellular markets at June 30, 1995. The Company expects to divest its controlling interests in five of these markets and manage the operations of four additional markets in the future. In total, USM expects to manage 147 markets under agreements in place as of June 30, 1995. Interests in the 61 remaining markets are or will be managed by others. All 61 of these markets were served by operational systems at June 30, 1995. The following table is a summary of the Company's markets and consolidated operations.

==============================================================================
                       UNITED STATES CELLULAR CORPORATION
- -------------------------------------------------------------------------------
                                            At or For the Six Months Ended
                                  ----------------------------------------------
                                        June 30, 1995           June 30, 1994
- -------------------------------------------------------------------------------
Majority-Owned, Managed and
Consolidated Markets: (1)
   Population equivalents (in
     thousands) (2)                           19,826                  19,118
   Total population (in thousands)            22,430                  20,344
   Customers                                 550,000                 331,000
   Market penetration                          2.45%                   1.63%
   Markets in operation                          137                     123
   Cell sites in service                         940                     610
   Average monthly revenue per customer          $73                     $79
   Churn rate per month                         2.0%                    2.2%
   Marketing cost per net customer addition     $589                    $665

Minority-Owned and Managed
Markets: (3)
   Population equivalents (in
     thousands) (2)                              700                   1,159
   Markets in operation                           11                      18

Markets to be Managed, Net of
   Markets to be Divested: (4)
   Population equivalents (in thousands) (2)     516                     938
   Net Markets to be Acquired (Divested)          -1                       5

Total Markets Managed and to be
   Managed by USM:
   Population equivalents (in thousands) (2)  21,042                  21,215
   Markets                                       147                     146

Markets Managed by Others: (5)
   Population equivalents (in thousands) (2)   3,788                   3,458
   Markets in operation                           61                      62

Total Markets:
   Population equivalents (in thousands) (2)  24,830                  24,673
   Markets                                       208                     208
===============================================================================

(1)   Includes two markets managed by third parties in 1994.

(2) 1994 Donnelley Marketing Service estimates are used for both periods. Includes population equivalents relating to interests which are acquirable in the future.

(3) Includes two markets in 1995 and one in 1994 where the Company has the right to acquire an interest but did not own an interest at the respective dates.

(4) "Markets to be Managed" represents markets which are managed by third parties until the Company acquires a majority interest in the markets. In 1995, represents the net of four markets which will be added to managed operations and five markets which are currently majority-owned and managed and will be divested.

(5) Represents markets in which the Company owns or has the right to acquire a minority interest and which are managed by others.

The Company's consolidated results of operations include 100% of the revenues and expenses of the systems serving majority-owned and managed markets plus its corporate office operations. The June 30, 1995 consolidated results of operations include 137 markets with a total population of 22.4 million, compared to 123 markets with a total population of 20.3 million in 1994.

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

                                              Number of Markets at June 30,
                                              -------------------------------
                                                  1995               1994
                                            ---------------    --------------

Minority-owned and Managed                           9                 17

Managed by Others - Equity Method                   18                 16
                                            ---------------    --------------
       Total Markets Included in
       Investment Income                            27                 33
                                            ===============    ==============

Managed by Others - Cost Method                     43                 46
                                            ===============    ==============

Operating results for the first six months of 1995 primarily reflect improvement in the Company's more established markets (those 123 markets consolidated at June 30, 1994), the acquisition of majority interests in 23 operational markets and the divestiture of nine markets since June 30, 1994. Operating revenues, driven primarily by increases in customers served, rose $70.0 million, or 48%. Operating expenses rose $55.6 million, or 39%. Operating cash flow increased $24.8 million, or 71%.

Investment and other income increased $41.8 million, due primarily to gains on the sales of cellular and other investments totaling $35.4 million and an increase in investment income. Investment income increased $6.1 million in 1995, mostly due to improved results in markets managed by others. Interest expense increased $6.2 million as a result of both a 36% increase in average debt balances and higher interest rates. Net income totaled $47.7 million in 1995 compared to $4.4 million in 1994, reflecting gains on the sale of cellular interests, improved operating results, increased investment income and increased interest expense. On a comparable basis, excluding the effect of the 1995 gains on sales of cellular and other investments (net of tax), net income increased to $15.2 million in 1995 compared to $4.4 million in 1994.

The Company expects to add a net of one market to consolidated operations by the end of 1995, through the acquisition of majority interests in six operational markets and the divestiture of five markets currently majority-owned and managed by the Company. Of the six majority interests to be acquired, all are expected to be acquired in 1995 and the Company currently owns a minority interest in and manages two of the markets.

Management   anticipates   that  operating  losses  from  new  markets  and  the
seasonality of revenue streams and operating expenses may affect the Company's operating and net results over the next several quarters.

Operating Revenues

Operating revenues totaled $216.9 million in 1995, up $70.0 million, or 48%, over 1994. Market acquisitions and start-ups increased operating revenues $14.4 million, or 10%, in 1995.

Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to the Company's local retail customers who use the local systems operated by the Company; (ii) charges to customers of other systems who use the Company's cellular systems when roaming ("inbound roaming"); and (iii) charges for long-distance calls made on the Company's systems. Service revenues totaled $209.9 million in 1995, up $69.5 million, or 49%, over 1994. The increase was primarily due to the growing number of local retail customers and the growth in inbound roaming revenue. Acquisitions and start-ups increased service revenues $13.9 million, or 10%, in 1995. Average monthly service revenue per customer totaled $73 in 1995 compared to $79 in 1994. The 8% decrease in average monthly service revenue per customer in 1995 was primarily a result of the decline in average local minutes of use per retail customer and a decrease in per customer inbound roaming revenue. Management anticipates that average monthly service revenue per customer will continue to decrease as local minutes of use per customer declines and as the growth rate of the Company's customer base exceeds the growth rate of inbound roaming revenue.

Revenue from local customers' usage of USM's systems increased $43.3 million, or 51%, in 1995. Growth in the number of customers in the systems serving the Company's consolidated markets was the primary reason for the increase in local revenue. The number of customers increased 66% to 550,000 at June 30, 1995 from 331,000 at June 30, 1994. Excluding the effect of acquisitions and dispositions, the Company's consolidated markets added 184,000 customers since June 30, 1994. Of these additions, 143,000 were in markets in service and consolidated at June 30, 1994, representing a 43% increase over the 331,000 customers served at that date. While the percentage increase is expected to be lower in future periods, management anticipates that the total number of net customer additions will increase. Acquisitions and start-ups increased local revenue $7.4 million, or 9%, in 1995.

Average monthly retail revenue per customer declined to $45 in 1995 from $48 in 1994. Monthly local minutes of use per customer averaged 91 in 1995 compared to 96 in 1994. This decline in average local minutes of use follows an industry-wide trend and is believed to be related to the tendency of the early customers in a market to be the heaviest users. It also reflects the Company's and the industry's continued penetration of the consumer market, which tends to include more lower-usage customers.

Inbound roaming revenue increased $19.9 million, or 44%, in 1995. This increase was attributable to the rise in the number of customers from other systems using the Company's systems when roaming. Also contributing were the increased number of Company-managed systems and cell sites within those systems. Monthly inbound roaming revenue per customer averaged $23 in 1995 and $25 in 1994. Acquisitions and start-ups increased inbound roaming revenue $5.4 million, or 12%, in 1995.

Long-distance revenue increased $4.8 million, or 49%, in 1995 as the volume of long-distance calls billed by the Company increased. Monthly long-distance revenue per customer averaged $5 in 1995 compared to $6 in 1994. Acquisitions and start-ups increased long-distance revenue $1.0 million, or 11%, in 1995.

Equipment sales revenues totaled $7.0 million in 1995, up $508,000, or 8%, over 1994. Equipment sales reflect the sale of 121,700 and 63,200 cellular telephone units in 1995 and 1994, respectively, plus installation and accessories revenue. The average revenue per unit was $57 in 1995 compared to $102 in 1994. The average revenue per unit decline partially reflects the Company's decision to reduce sales prices on cellular telephones to increase the number of customers, to maintain its market position and to meet competitive prices as well as to reflect reduced manufacturers' prices. Acquisitions and start-ups increased equipment sales revenues $468,000, or 7%, in 1995.

Operating Expenses

Operating expenses totaled $198.0 million in 1995, up $55.6 million, or 39%, over 1994. Market acquisitions and start-ups increased expenses $12.2 million, or 9%, in 1995.

System operations expenses increased $8.6 million, or 40%, in 1995 as a result of increases in customer usage expenses and costs associated with operating the Company's increased number of cellular systems and with the growing number of cell sites within those systems. Costs are expected to continue to increase as the number of cell sites within the Company's systems grows. Customer usage expenses represent charges from other telecommunications service providers for USM's customers' use of their facilities as well as for the Company's inbound roaming traffic on these facilities, offset somewhat by pass-through roaming revenue. These expenses also include local interconnection to the landline network, toll charges and roaming expenses from the Company's customers' use of systems other than their local systems. Customer usage expenses were $13.2 million in 1995 compared to $9.9 million in 1994; these expenses represented 6% of service revenues in 1995 and 7% in 1994. Maintenance, utility and cell site expenses grew $5.3 million, or 44%, in 1995, primarily reflecting an increase in the number of cell sites in the systems serving all majority-owned and managed markets, from 610 in 1994 to 940 in 1995. Acquisitions and start-ups increased system operations expenses $2.0 million, or 9%, in 1995.

Marketing and selling expenses increased $13.6 million, or 45%, in 1995. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices, agent commissions, promotional expenses, local advertising and public relations expenses. The 1995 increase was primarily due to a 61% rise in the number of gross customer activations (excluding acquisitions and divestitures), to 161,000 in the first half of 1995 from 100,000 in 1994. Cost per gross customer addition decreased 7% to $377 in 1995 from $406 in 1994. Excluding acquisitions and divestitures, the Company added 103,000 net new customers in 1995 compared to 61,000 in 1994, a 69% increase. The churn rate decreased to

2.0% for the first six months of 1995 from 2.2% in 1994. Acquisitions and start-ups increased marketing and selling expenses $2.4 million, or 8%, in 1995.

Cost of equipment sold increased $7.0 million, or 41%, in 1995. The increase reflects the growth in unit sales related to both the rise in gross customer activations made through the Company's direct and retail distribution channels, offset somewhat by falling manufacturer prices per unit. The average cost to the Company of a telephone unit sold, including accessories and installation, was $197 in 1995 compared to $269 in 1994. Acquisitions and start-ups increased cost of goods sold $1.6 million, or 9%, in 1995.

General and administrative expenses increased $15.9 million, or 37%, in 1995. These expenses include the costs of operating the Company's local business offices and its corporate expenses. This increase includes the effects of an increase in the number of consolidated markets, an increase in expenses required to serve the growing customer base in existing markets and an expansion of both local administrative office and corporate staff, necessitated by growth in the Company's business and the start-up of and acquisition of additional operations. The Company is using an ongoing clustering strategy to combine local operations wherever feasible in order to gain operational efficiencies and reduce its administrative expenses. Acquisitions and start-ups increased direct field-related general and administrative expenses $3.4 million, or 8%, in 1995.

Depreciation expense increased $7.3 million, or 40%, in 1995, reflecting an increase in the average fixed asset balance of 55% since the second quarter of 1994. Acquisitions and start-ups increased depreciation expense $1.5 million, or 8%, in 1995.

Amortization of intangibles increased $3.1 million, or 25%, in 1995, primarily due to an increase in license costs as a result of the acquisition of or the commencement of service in 23 markets since June 30, 1994. License costs related to consolidated markets increased $80.6 million, or 8%, since June 30, 1994. Acquisitions and start-ups increased amortization of intangibles $1.4 million, or 11%, in 1995.

Operating Income before Minority Share

Operating income before minority share totaled $18.9 million in 1995 compared to $4.5 million in 1994. The operating margin (as a percent of service revenues) improved to 9% in 1995 from 3% in 1994. The increase in operating income reflects improved results in the more established markets and increased revenues resulting from growth in the number of customers served by the Company's systems, partially offset by costs associated with the growth of the Company's operations and increased losses on equipment sales. Acquisitions and start-ups increased operating income before minority share $2.2 million, or 48%, in 1995.

The Company expects service revenues to continue to grow during the remainder of 1995 as it adds customers and cell sites to its existing systems, realizes a full year of revenues from customers and cell sites added in 1994 and completes acquisitions of operational systems. Additionally, the Company expects expenses to increase significantly during the remainder of 1995 as it incurs costs for markets and cell sites added in 1994 and 1995, incurs costs associated with customer and system growth and acquires additional markets. At least one market is expected to be added to consolidated operations before the end of 1995, through the acquisition of majority interests in six operational markets and the divestiture of five majority-owned and managed markets. The Company expects that the costs related to acquiring and operating new markets may exceed their revenues over the next few quarters. As a result, the rate of growth in operating income could be reduced over the next several quarters. Additionally, management believes there exists a seasonality in both service revenues, which tend to increase more slowly in the first quarter, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter.

Investment and Other Income

Investment and other income totaled $54.1 million in 1995 and $12.3 million in 1994. Investment income was $18.4 million in 1995, a $6.1 million, or 50%, increase over 1994, due to improved results in markets managed by others accounted for by the equity method. The Company's share of the income or loss from these markets totaled $18.3 million in 1995 compared to $12.2 million in 1994. There were 18 such markets in 1995 and 16 in 1994. The Company's share of income from minority-owned markets it manages totaled $141,000 in 1995 compared to $85,000 in 1994. There were nine such markets in 1995 and 17 in 1994.

Gain on sale of cellular and other investments of $35.4 million in 1995 reflects the sales of the Company's majority interests in three markets, which generated gains totaling $23.9 million, its investment interests in four other markets, which produced aggregate gains of $9.0 million and its investment in equity securities, which produced a gain of $2.5 million.

Interest and Income Taxes

Interest expense increased $6.2 million, or 69%, in 1995, on a 36% increase in the average amount of debt outstanding plus increased interest rates. Interest expense is primarily related to borrowings under the Revolving Credit Agreement with TDS and borrowings under a vendor financing agreement. The interest rate for borrowings under the Revolving Credit Agreement for both periods was equal to prime plus 1.5%. Borrowings under the Revolving Credit Agreement have been used to finance system construction and working capital requirements, investments in and advances to entities in which the Company has a minority interest, and acquisitions of cellular interests. Interest expense relating to the Revolving Credit Agreement was $10.3 million in 1995 and $7.0 million in 1994. The average amount of debt outstanding under the Revolving Credit Agreement was $185.7 million in the first half of 1995 and $177.6 million in the first half of 1994. The average interest rate on such debt was 11.1% in 1995 and 7.9% in 1994.

The Company sold $745 million principal amount at maturity of zero coupon convertible debt in June 1995. This 20-year fixed rate debt is in the form of Liquid Yield OptionTM Notes ("LYONs"TM) (TM Trademark of Merrill Lynch & Co., Inc.) and is subordinated to all senior indebtedness of the Company. See "Financial Resources and Liquidity -- Liquidity."

Most of the net proceeds to the Company of approximately $221 million from the sale of the LYONs were used to completely repay debt to TDS under the Revolving Credit Agreement, and the excess proceeds were used for general corporate purposes. In connection with the sale of the LYONs, the Company and TDS amended the Revolving Credit Agreement to reduce the available line of credit thereunder to $100 million and to reduce the interest rate for borrowings to prime plus 0.75%. No borrowings were outstanding under the Revolving Credit Agreement at June 30, 1995.

The Company has borrowings outstanding under a financing agreement with an equipment vendor entered into in 1994. This agreement is an amendment and restatement of a similar 1991 agreement with the same equipment vendor under which the Company had previous borrowings outstanding. In addition to the amounts previously borrowed under the 1991 agreement, the Company has new borrowings outstanding as of June 30, 1995 under the 1994 agreement. Borrowings under the 1991 agreement bear interest at a rate of 2.307% over the 90-day Commercial Paper Rate of high-grade, unsecured notes (for a rate of 8.3% at June 30, 1995). Borrowings under the 1994 agreement bear interest at a rate of 2.25% over the 90-day Commercial Paper Rate of high-grade, unsecured notes (for a rate of 8.3% at June 30, 1995). All borrowings under the vendor financing agreement were used to finance certain of USM's equipment purchases and construction costs. Interest expense related to the vendor financing agreement was $4.7 million in 1995 and $1.9 million in 1994. The average amount of debt outstanding under the vendor financing agreement was $104.4 million in the first half of 1995 and $59.6 million in 1994. The average interest rate on such debt was 9.0% in 1995 and 6.2% in 1994.

Continued capital expenditures and investments in and advances to entities in which the Company has a minority interest will require additional funding over the next few years. These funding requirements are anticipated to be at least partially met through additional debt, which will likely result in increased interest expense as debt balances increase. Additional borrowings also may be required to fund any future acquisitions and their construction and operations. See "Financial Resources and Liquidity."

Income tax expense was $6.5 million in 1995 and $1.3 million in 1994. Income tax expense includes the federal income taxes of majority-owned and managed subsidiaries not included in the TDS consolidated federal income tax return. State income tax expense in 1995 and 1994 was primarily related to subsidiaries generating taxable income after utilization of state net operating losses. Also in 1995, $2.9 million of income tax expense was generated by the gains on sales of cellular interests. USM is included in a consolidated federal income tax return with other members of the TDS consolidated group. TDS and USM are parties to a Tax Allocation Agreement under which USM is able to carry forward its losses and credits and use them to offset any current or future income tax liabilities to TDS. The amount of the federal net operating loss carryforward available to offset future taxable income aggregated approximately $165 million at December 31, 1994, and expires between 2002 and 2009. The amount of the state net operating loss carryforward available to offset future taxable income aggregated approximately $227 million at December 31, 1994, and expires between 1998 and 2009.

Net Income (Loss)

Net income totaled $47.7 million in 1995 compared to $4.4 million in 1994. The 1995 improvement resulted from gains on the sales of cellular interests, improved operating results in the established markets and increased investment income, partially offset by increased interest expense. Earnings per share was $.57 in 1995 compared to $.06 in 1994, reflecting both the improvement in net income and the increase in weighted average Common and Series A Common Shares outstanding. Weighted average number of Common and Series A Common Shares outstanding for the first half of 1995 increased 5% over the shares outstanding for 1994 primarily as a result of Common Shares issued in connection with acquisitions. On a comparable basis, excluding the effect of the 1995 gains on sales of cellular and other investments (net of tax), net income increased to $15.2 million in 1995 from $4.4 million in 1994 and earnings per share increased to $.18 in 1995 from $.06 in 1994.

TDS owned an aggregate of 67,052,931 shares of common stock of the Company at June 30, 1995, representing 80.9% of the combined total of the Company's outstanding Common and Series A Common Shares and 95.8% of their combined voting power. Assuming the Company's Common Shares are issued in all instances in which the Company has the choice to issue its Common Shares or other consideration and assuming all issuances of the Company's common stock to TDS and third parties for completed and pending acquisitions and redemptions of the Company's Preferred Stock and TDS's Preferred Shares had been completed at June 30, 1995, TDS would have owned 79.9% of the total outstanding common stock of the Company and controlled 95.6% of the combined voting power of both classes of its common stock.


Three Months Ended 6/30/95 Compared to Three Months Ended 6/30/94

Operating revenues totaled $117.1 million in the second quarter of 1995, up $36.5 million, or 45%, over 1994. As the number of customers and amount of revenue earned continued to grow, local minutes of use per customer continued to decline. Average monthly local minutes of use totaled 95 in the second quarter of 1995 compared to 103 in 1994. Average monthly service revenue per customer decreased 9% to $75 in the second quarter of 1995 compared to $82 in 1994 for reasons generally the same as the first half of 1995. Revenues from local customers' usage of USM's systems increased $23.3 million, or 51%, in 1995 primarily due to the increased number of customers served. Average monthly local retail revenue per customer declined 7% to $46 in the second quarter of 1995 compared to $49 in 1994. Inbound roaming revenue increased $10.1 million, or 40%, in 1995 due to the increased number of other carriers' customers using the Company's systems and the growth in the number of cell sites in those systems. Monthly inbound roaming revenue per customer averaged $23 in 1995 and $27 in 1994. Long-distance revenue increased $2.6 million, or 48%, in 1995 as the volume of long-distance calls billed by the Company increased. Equipment sales revenue reflects sales of 67,300 cellular telephones in 1995 compared to 34,500 in 1994. The average revenue per unit sold was $54 in 1995 and $104 in 1994.

Operating expenses totaled $106.3 million in the second quarter of 1995, up $31.1 million, or 41%, over 1994 for reasons generally the same as the first half of 1995.

Operating income before minority share totaled $10.9 million in 1995 compared to $5.5 million in 1994. The operating income margin improved to 10% in 1995 from 7% in 1994. The improvement in operating income was primarily the result of increased revenues and cost efficiencies, partially offset by the costs associated with the growth of the Company's operations and the addition of new markets.

Investment income increased $1.6 million, or 22%, in 1995 due to improved results in markets managed by others accounted for by the equity method. Gain on sale of cellular and other investments totaled $16.8 million in 1995, resulting from the sale of the Company's 100% interests in two markets and its investment interest in two other markets plus the Company's sale of equity securities during the quarter.

Net income totaled $24.1 million in 1995 compared to $6.2 million in 1994. Earnings per share was $.29 in 1995 and $.08 in 1994. Weighted average common shares outstanding increased 5% in 1995.

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

Cash flows from operating activities provided $53.0 million in 1995 and $35.5 million in 1994. Operating cash flow (operating income before minority share plus depreciation and amortization) provided cash totaling $59.6 million in 1995 and $34.8 million in 1994. The 1995 increase in operating cash flow primarily reflects improvement in the more established markets. Acquisitions and start-ups increased operating cash flow $5.0 million, or 14%, in 1995. Cash flows from other operating activities (investment and other income, interest expense, changes in working capital and changes in other assets and liabilities) required cash investments totaling $6.6 million in 1995 and provided cash totaling $656,000 in 1994.

Cash flows from financing activities provided $18.1 million in 1995 and $49.2 million in 1994. Cash flows from financing activities include cash flows from the sale of LYONs, borrowings under the Revolving Credit Agreement with TDS and vendor financing transactions. In 1995, the sale of LYONs provided cash totaling $221.5 million and vendor financing transactions provided $58.7 million. These were offset by repayments of amounts owed under the Revolving Credit Agreement with TDS totaling $249.9 million and amounts owed under the vendor financing agreement totaling $7.6 million. Borrowings under the Revolving Credit Agreement with TDS totaling $56.7 million provided a majority of the Company's external financing requirements in 1994.

Cash flows from investing activities required cash investments totaling $50.1 million in 1995 and $84.0 million in 1994. Such cash requirements primarily consisted of cash additions to property, plant, and equipment and cash requirements for acquisitions and for investments in cellular markets. In 1995, the Company received cash proceeds totaling $82.5 million relating to the sales of cellular interests in seven markets and the sale of equity securities. Cash expenditures for property, plant and equipment totaled $95.6 million in 1995 (excluding noncash expenditures of $3.6 million), representing the construction of 119 cell sites and other plant additions. Cash expenditures for property, plant and equipment totaled $69.5 million in 1994 (of which $9.7 million relates to 1993 additions), representing the construction of 65 cell sites and other plant additions.

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

The Company continued to expand its operations through acquisitions during the first half of 1995, completing the acquisition of controlling interests in ten markets and several additional minority interests. During the first six months of 1994, the Company completed the acquisition of controlling interests in eight markets and several additional minority interests. Some of the markets acquired during 1995 and 1994 were subject to acquisition agreements which were entered into prior to the year in which the acquisitions were completed. The following table summarizes the consideration issued for these acquisitions.

COMPLETED ACQUISITIONS                                Six Months Ended June 30,
                                                           1995           1994
                                                        ----------      --------
                                                              (in millions)

Pops Acquired                                                1.4            1.1
Total Consideration                                       $135.9         $123.4

Details of Total Consideration:

USM Common Shares
         Shares Issued                                       3.1            3.8
         Recorded Cost                                    $ 98.4         $117.0

Revolving Credit Agreement - TDS                            14.6             .3

Cancellation of Notes Receivable                             --             1.4

Cash                                                      $ 22.9         $  4.7

Of the total 1995 and 1994 consideration, the debt under the Revolving Credit Agreement and the USM Common Shares (except 415,000 shares issued to third parties in 1995) were issued to TDS to reimburse TDS for TDS Common Shares issued and issuable and cash paid to third parties in connection with 1995 and 1994 acquisitions. Additionally, the Company had commitments at June 30, 1995, to issue 472,000 Common Shares in 1995 and 1996 related to certain completed acquisitions. The Company and TDS have the option to deliver TDS Common Shares and/or cash in lieu of the Company's Common Shares in connection with certain of these acquisitions.

The Company is continuing to rationalize its holdings. As the number of opportunities for outright acquisitions has decreased over the last one or two years, and as the Company's clusters have grown to realize greater economies of scale, the Company's focus has shifted toward exchanges and divestitures of managed and investment interests. Recently, the Company has completed exchanges of controlling interests in its less strategic markets for controlling interests in markets which better complement its clusters. The Company has also completed outright divestitures of other less strategic markets. The proceeds from these divestitures have been used to further the Company's growth.

At June 30, 1995, the Company had agreements pending to exchange controlling interests in three markets, representing 625,000 population equivalents, for controlling interests in six markets, representing 759,000 population equivalents. In addition, the Company had agreements pending to divest controlling interests in three other markets, representing 475,000 population equivalents, and to settle litigation related to an investment interest which was divested earlier in 1995. If these divestitures and the litigation settlement are completed as planned, the Company will receive cash consideration totaling approximately $81.5 million.

Management believes the rationalization of its holdings will enhance the Company's clustering strategy, by exchanging markets which are less strategic for markets which add to its current clusters and by divesting other less strategic markets for cash. All of the pending exchange, divestiture and litigation settlement agreements discussed above are expected to be completed during 1995. Certain of the divestitures and the litigation settlement are expected to generate substantial gains for book and tax purposes.

The Company and TDS are parties to a legal proceeding before the FCC involving a cellular license in a Wisconsin Rural Service Area. The Company and TDS have entered into definitive settlement agreements with all of the private parties to that proceeding. The proposed settlements followed extensive discovery by the FCC and other parties. On July 31, 1995, the Company, TDS and the Wireless Telecommunications Bureau of the FCC jointly proposed that the judge presiding in the FCC proceeding issue a decision finding that TDS and its affiliates (including the company) are fully qualified to be FCC licensees. The settlements and the proposed decision are subject to the final action of the presiding judge. See Note 15 of Notes to Consolidated Financial Statements, Legal Proceedings (La Star and Wisconsin RSA 8 Applications), in the Company's Annual Report to Shareholders for the year ended December 31, 1994 for further discussion of the proceeding involving the Wisconsin RSA.

Liquidity

The Company anticipates that the aggregate resources required for the remainder of 1995 will include approximately: (i) $84 million for capital spending and
(ii) $4 million of scheduled debt repayments. Not included in the above amounts are resources that may be required for acquisitions signed during the second half of 1995. These potential acquisitions may require funding for both their acquisition and operation during the remainder of 1995.

At June 30, 1995, the Company had $27 million of cash and cash equivalents and affiliated cash investments and $100 million available under the Revolving Credit Agreement with TDS as amended effective June 29, 1995. Additionally, the Company anticipates generating additional amounts of positive cash flows from operating activities during the remainder of 1995.

The Company sold $745 million principal amount at maturity of zero coupon convertible debt in June 1995. This 20-year fixed rate debt, in the form of LYONs, is subordinated to all senior indebtedness of the Company. The issue price of each LYON was $306.46 for each $1,000 principal amount at maturity, which represents a yield to maturity of 6%. Each LYON is convertible at the option of the holder at any time on or prior to maturity at a conversion rate of
9.475 Common Shares per LYON. Upon conversion, USM may elect the delivery of its Common Shares or cash equal to the market value of the Common Shares into which the LYONs are convertible. Beginning five years after the date of issue, the LYONs may be redeemed at any time for cash at the option of the Company at redemption prices equal to the issue price plus accrued original issue discount through the date of redemption. On the fifth anniversary of the issue date, USM will purchase LYONs at the option of the holder at the issue price plus accrued original issue discount through that date. At that time, USM will have the option of purchasing such LYONs with cash, USM Common Shares or TDS common equity securities, or any combination thereof.

Most of the net proceeds to the Company of approximately $221 million from the sale of the LYONs were used to completely repay debt to TDS under the Revolving Credit Agreement, and the excess proceeds were used for general corporate purposes. In connection with the sale of the LYONs, the Company and TDS amended the Revolving Credit Agreement to reduce the available line of credit thereunder to $100 million and to reduce the interest rate for borrowings to prime plus 0.75%.

The advances made by TDS under the Revolving Credit Agreement are unsecured. Interest on the balance due under the Revolving Credit Agreement is payable quarterly and no principal is payable until January 2, 1998, subject to acceleration under certain circumstances, at which time the entire principal balance then outstanding is scheduled to become due and payable. The Company may prepay the balance due under the Revolving Credit Agreement at any time, in whole or in part, without premium.

The Company anticipates that it may require funding to acquire cellular markets and build and operate cellular systems in the future. The timing and amount of such funding requirements will depend on the timing of the completion of any future acquisitions, the number of additional licenses acquired by the Company, the construction and operational plans for the individual cellular projects and other relevant factors. The Company may need to raise additional capital to meet these requirements. These additional requirements may be met through internally generated funds, additional borrowings from TDS, the issuance of additional equity or debt securities, vendor financing, bank financing, the sale of assets or a combination of the above. There can be no assurance that sufficient funds will be made available to the Company on terms or at prices acceptable to the Company. If sufficient funding is not made available to the Company on terms and prices acceptable to the Company, the Company may have to reduce its construction, development and acquisition programs. In the long term, reduction of these programs may have a negative impact on the ability of the Company to increase its consolidated revenues and cash flows.

                          UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                Unaudited

                                  Three Months Ended         Six Months Ended
                                      June 30,                   June 30,
                                 ---------------------   ---------------------
                                    1995       1994         1995         1994
                                 ---------------------   ---------------------
                              (dollars in thousands, except per share amounts)
OPERATING REVENUES
    Service                      $ 113,500   $  77,065   $ 209,900   $ 140,426
    Equipment sales                  3,624       3,592       6,972       6,464
                                 ---------    --------   ---------   ---------
        Total Operating Revenues   117,124      80,657     216,872     146,890
                                 ---------    --------   ---------   ---------
OPERATING EXPENSES
    System operations               17,239      12,074      30,441      21,804
    Marketing and selling           23,711      15,977      43,633      30,031
    Cost of equipment sold          12,838       9,012      24,037      17,021
    General and administrative      31,473      22,480      59,140      43,206
    Depreciation                    13,188       9,520      25,452      18,142
    Amortization of intangibles      7,823       6,071      15,253      12,167
                                 ---------    --------   ---------   ---------
        Total Operating Expenses   106,272      75,134     197,956     142,371
                                 ---------    --------   ---------   ---------

OPERATING INCOME BEFORE
  MINORITY SHARE                    10,852       5,523      18,916       4,519
Minority share of operating
  income                            (1,875)     (1,196)     (3,763)     (2,314)
                                 ---------    --------   ---------   ---------

OPERATING INCOME                     8,977       4,327      15,153       2,205
                                 ---------    --------   ---------   ---------

INVESTMENT AND OTHER INCOME
    Investment income                8,728       7,138      18,445      12,329
    Amortization of licenses and
        deferred costs related
        to investments                (261)       (243)       (493)       (487)
    Interest income                  1,060         667       2,052       1,306
    Other (expense), net              (560)       (476)     (1,230)       (800)
    Gain on sale of cellular and
        other investments           16,842          --      35,359          --
                                 ---------    --------   ---------   ---------
        Total Investment and
           Other Income             25,809       7,086      54,133      12,348
                                 ---------    --------   ---------   ---------

INCOME BEFORE INTEREST
  AND INCOME TAXES                  34,786      11,413      69,286      14,553
Interest expense - affiliate         4,237       3,942      10,327       6,974
Interest expense - other             3,154         974       4,769       1,933
                                 ---------    --------   ---------   ---------
INCOME BEFORE INCOME TAXES          27,395       6,497      54,190       5,646
Income tax expense                   3,306         312       6,503       1,291
                                 ---------    --------   ---------   ---------
NET INCOME                        $ 24,089    $  6,185    $ 47,687    $  4,355
                                 =========    ========    ========   =========
WEIGHTED AVERAGE COMMON
    AND SERIES A COMMON
    SHARES (000s)                   83,937      79,587      82,979      79,092

EARNINGS PER COMMON AND SERIES A
    COMMON SHARE                  $    .29    $    .08    $    .57    $    .06
                                  ========    ========    ========    ========


                     The accompanying notes to consolidated
                   financial statements are an integral part
                              of these statements.
                                                       -15-

              UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                                               Six Months Ended
                                                                    June 30,

                                                            1995          1994
                                                            --------------------
                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                           $  47,687    $   4,355
   Add (Deduct) adjustments to reconcile net income
      to net cash provided by operating activities
        Depreciation and amortization                      41,198       30,796
        Investment income                                 (18,445)     (12,329)
        Gain on sale of cellular and other investments    (35,359)          --
        Minority share of operating income                  3,763        2,314
        Other noncash expense                               6,660        1,371
        Change in accounts receivable                     (12,981)     (11,931)
        Change in accounts payable                           (146)       7,644
        Change in accrued interest                         10,235        6,902
        Change in accrued taxes                             3,168        3,523
        Change in other assets and liabilities              7,177        2,839
                                                         --------     --------
                                                           52,957       35,484
                                                         --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Long-term debt borrowings                               58,698           --
   Change in Convertible Debentures                       221,466           --
   Repayment of long-term debt                             (7,642)      (6,040)
   Change in Revolving Credit Agreement                  (249,916)      56,714
   Common Shares issued                                       513          452
   Minority partner capital distributions                  (5,035)      (1,923)
                                                         --------     --------
                                                           18,084       49,203
                                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment             (95,612)     (69,550)
   Investments in and advances to minority partnerships   (10,929)     (13,615)
   Distributions from partnerships                          4,552        8,450
   Proceeds from sale of investments                       82,478           --
   Acquisitions, excluding cash acquired                  (26,841)      (3,875)
   Other investments                                       (3,738)      (5,377)
                                                         --------     --------
                                                          (50,090)     (83,967)
                                                         --------     --------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                        20,951          720
CASH AND CASH EQUIVALENTS-
  Beginning of period                                       5,800        6,274
                                                         --------     --------
   End of period                                         $ 26,751     $  6,994
                                                         ========     ========

                     The accompanying notes to consolidated
                   financial statements are an integral part
                              of these statements.

              UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                 (Unaudited)
                                                June 30, 1995  December 31, 1994
                                                -------------   ---------------
                                                      (Dollars in thousands)
CURRENT ASSETS
   Cash and cash equivalents                      $   24,239     $  4,143
   Affiliated cash investments                         2,512        1,657
   Accounts receivable
      Customers                                       36,590       23,609
      Roaming                                         24,524       18,881
      Affiliates                                       1,639        3,549
      Other                                            2,282        3,150
   Inventory                                           5,485        5,435
   Prepaid and other current assets                    5,370        4,136
                                                  ----------     --------

                                                     102,641       64,560
                                                  ----------     --------

PROPERTY, PLANT AND EQUIPMENT
   In service                                        582,218      464,132
   Less accumulated depreciation                     121,417       95,951
                                                  ----------     --------

                                                     460,801      368,181
                                                  ----------     --------

INVESTMENTS
   Cellu1ar partnerships - equity                    105,907       86,215
   Cellu1ar partnerships - cost                       11,499       13,280
   Licenses, net of amortization                   1,024,887      947,399
   Marketable equity securities                         --         20,145
   Notes and interest receivable                      16,569       14,535
                                                  ----------    ---------

                                                   1,158,862    1,081,574
                                                  ----------    ---------

DEFERRED CHARGES
   Deferred start-up costs, net of amortization        2,978        3,685
   Other deferred charges, net of amortization        27,065       16,787
                                                  ----------    ---------

                                                      30,043       20,472
                                                  ----------    ---------

   Total Assets                                   $1,752,347   $1,534,787
                                                  ==========   ==========


                     The accompanying notes to consolidated
                   financial statements are an integral part
                              of these statements.

              UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 (Unaudited)
                                                June 30, 1995  December 31, 1994
                                               --------------  -----------------
                                                      (Dollars in thousands)
CURRENT LIABILITIES
   Current portion of long-term debt and
      preferred stock                               $    18,826    $    20,804
   Notes payable                                            613            637
   Accounts payable
      Affiliates                                          4,547          3,662
      Other                                              55,668         49,114
   Accrued interest, primarily to affiliates                  1          5,880
   Accrued Taxes                                          5,740          2,430
   Customer deposits and deferred revenues                7,262          5,933
   Other current liabilities                             15,640          9,913
                                                    -----------     ----------
                                                        108,297         98,373
                                                    -----------     ----------

REVOLVING CREDIT AGREEMENT - TDS                           --          232,954
                                                    -----------     ----------

LONG-TERM DE3T, excluding current portion               113,113         57,691
                                                    -----------     ----------

6% ZERO COUPON CONVERTIBLE DEBENTURES                   228,912           --
                                                    -----------     ----------

DEFERRED LIABILITIES AND CREDITS
   Income taxes                                           5,310          5,017
   Other                                                  1,333          3,636
                                                    -----------     ----------
                                                          6,643          8,653
                                                    -----------     ----------
REDEEMABLE PREFERRED STOCK, excluding
   current portion                                         --            9,597
                                                    -----------     ----------
MINORITY INTEREST                                        33,794         33,552
                                                    -----------     ----------

COMMON SHAREHOLDERS' EQUITY
   Common Shares, par value $1 per share                 49,922         45,584
   Series A Common Shares, par value $1 per share        33,006         33,006
   Additional paid-in capital                         1,205,377      1,083,698
   Common Shares issuable, 471,789 shares and
      802,802 shares, respectively                       10,254         16,337
   Retained (deficit)                                   (36,971)       (84,658)
                                                    -----------      ---------
                                                      1,261,588      1,093,967
                                                    -----------      ---------
   Total Liabilities and Shareholders' Equity       $ 1,752,347    $ 1,534,787
                                                    ===========    ===========

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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994, and the results of operations and cash flows for the six months ended June 30, 1995 and 1994. The results of operations for the six months ended June 30, 1995 and 1994, are not necessarily indicative of the results to be expected for the full year.

2. Earnings per Common and Series A Common Share for the six months ended June 30, 1995 and 1994, was computed by dividing Net Income by the weighted average number of Common Shares, Series A Common Shares and dilutive common equivalent shares outstanding during the period. Dilutive common stock equivalents at June 30, 1995 and 1994, consist primarily of dilutive Common Shares issuable and Redeemable Preferred Stock.

3. Certain of the cellular acquisitions closed during 1992 and 1991 require USM to deliver Common Shares in the future. USM is required to issue Common Shares to TDS and third parties as follows:

                                                        Common Shares
                                                          Issuable
                                                       --------------

                  1995                                     292,966
                  1996                                     178,823
                                                       --------------
                                                           471,789
                                                       ==============

      The Company and TDS have the option to deliver TDS Common Shares and/or cash in lieu of the Company's Common Shares in connection with certain of these acquisitions

              UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4. Assuming that acquisitions accounted for as purchases during the period January 1, 1994, to June 30, 1995, had taken place on January 1, 1994, pro forma results of operations would have been as follows:

                                                              Six Months Ended
                                                                  June 30,
                                                              ----------------
                                                            1995           1994
                                                           -----          -----
                                                          (Dollars in thousands,
                                                      except per share amounts)

Service Revenues                                          $ 224,414   $ 164,411
Equipment Sales                                               8,211       7,927
Interest Expense (including cost to finance acquisitions)    15,276       9,548
Net Income (Loss)                                            34,444      (7,495)
Earnings per Common and Series A Common Share             $     .41   $    (.09)

5. The following summarized unaudited income statements are the combined summarized income statements of the cellular system partnerships listed below which are accounted for by the Company following the equity method. The combined summarized income statements were compiled from financial statements and other information obtained by the Company as a limited partner of the cellular limited partnerships as set forth below. The cellular system partnerships included in the combined summarized income statements and the Company's ownership percentage of each cellular system partnership at June 30, 1995, are set forth in the following table.

                                                           The
                                                         Company's
                                                         Limited
                                                        Partnership
           Cellular System Partnership                   Interest
        ------------------------------------            -----------
        Los Angeles SMSA Limited Partnership                5.5%
        Nashville/Clarksville MSA Limited Partnership      49.0%
        Baton Rouge MSA Limited Partnership                52.0%

                           UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                (Unaudited)                  (Unaudited)
                            Three Months Ended            Six Months Ended
                                 June 30,                      June 30,
                              1995         1994          1995         1994
                          -----------   -----------   ----------   ----------
                                          (Dollars in thousands)

REVENUES                   $ 197,943     $ 154,273    $ 382,768    $ 298,449

EXPENSES
  Selling, general and
     administrative          103,983        78,335      191,647      154,283
  Depreciation and
     amortization             16,611        16,397       31,833       31,361
                           ---------     ---------     --------     --------
                             120,594        94,732      223,480      185,644
                           ---------     ---------     --------     --------

OPERATING INCOME              77,349        59,541      159,288      112,805
OTHER INCOME, NET              1,380         1,643        3,121        2,809
                           ---------     ---------     --------     --------

NET INCOME                 $  78,729     $  61,184    $ 162,409    $ 115,614
                           =========     =========     ========     ========

6.    Supplemental Cash Flow Information

      The Company acquired certain cellular licenses and interests during the first six months of 1995 and 1994. In conjunction with these acquisitions, the following assets were acquired, liabilities assumed and Common Shares issued.
                                            Six Months Ended
                                                June 30,
                                       -----------------------
                                          1995           1994
                                       ----------    ---------
                                         (Dollars in thousands)

Property, plant and equipment          $  25,837    $   6,390
Cellular licenses                        113,316      120,114
Decrease in equity-method investment
   in cellular interests                  (1,233)      (4,816)
Accounts receivable                        3,922          793
Revolving Credit Agreement - TDS         (15,493)        (309)
Accounts payable                          (1,879)        (727)
Other assets and liabilities,
   excluding cash acquired                   814         (567)
Common Shares issued and issuable        (98,443)    (117,003)
                                       ---------    ---------
Decrease in cash due to acquisitions   $  26,841    $   3,875
                                       =========    =========

              UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




      The following summarizes certain noncash transactions, and interest and income taxes paid.

                                                     Six Months Ended
                                                         June 30,
                                                     -----------------
                                                       1995      1994
                                                     -------    -----
                                                  (Dollars in thousands)

Interest paid                                        $ 2,144   $ 1,961
Income taxes paid                                      1,998     1,011
Accrued interest converted into debt
   under the Revolving Credit Agreement               14,432     8,757
Common Shares issued by USM for conversion
   of USM Preferred Stock and TDS Preferred Shares   $22,236   $ 1,497

7.      Convertible Debentures

        The Company sold $745 million principal amount at maturity of zero coupon convertible debt in June 1995. The net proceeds to the Company of approximately $221 million from the sale of the 20-year fixed rate securities were used to repay variable-rate borrowings from TDS. This convertible debt, in the form of Liquid Yield OptionTM Notes ("LYONs"TM) (TM Trademark of Merrill Lynch & Co., Inc.), is subordinated to all senior indebtedness of the Company. The issue price of each LYON was $306.46 for each $1,000 principal amount at maturity, which represents a yield to maturity of 6%. Each LYON is convertible at the option of the holder at any time on or prior to maturity at a conversion rate of 9.475 shares per LYON. Upon conversion, USM may elect the delivery of its Common Shares or cash equal to the market value of the Common Shares into which the LYONs are convertible. Beginning five years after the date of issue, the LYONs may be redeemed at any time for cash at the option of the Company at redemption prices equal to the issue price plus accrued original issue discount through the date of redemption. On the fifth anniversary of the issue date, the Company will purchase LYONs at the option of the holder at the issue price plus accrued original issue discount through that date. The Company will have the option of purchasing such LYONs with cash, USM Common Shares or TDS common equity securities, or any combination thereof.

8.      Contingencies

        The Company's material contingencies as of June 30, 1995, include the collectibility of a $5.4 million note receivable under a long-term financing agreement with a cellular company and a $9.9 million standby letter of credit in support of a bank loan to an entity minority-owned by the Company. For further discussion of these contingencies, see Note 13 of Notes to Consolidated Financial Statements included in the Company's 1994 Report on Form 10-K for the year ended December 31, 1994.

                                            PART II. OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security-Holders.

        At the Annual Meeting of Shareholders of USM, held on May 17, 1995, the following numbers of votes were cast for the matters indicated:

1.a. Election of one Class II Director of the Company by the holder of Series A Common Shares and shares of Preferred Stock:

                                                                       Broker
        Nominee                    For                Withhold        Non-Vote
        ----------------------------------------------------------------------

        Murray L. Swanson      330,154,742              -0-             -0-

1.b. Election of one Class II Director of the Company by the holders of Common Shares:

                                                                       Broker
        Nominee                    For                Withhold        Non-Vote
        ----------------------------------------------------------------------

        Paul-Henri Denuit       47,547,736             304,091          -0-

2.      Proposal to Approve the 1994 Employee Stock Purchase Plan:

                                                                       Broker
        For               Against            Abstain                  Non-Vote
        ----------------------------------------------------------------------

        377,911,368        44,455             50,746                    -0-

3.      Proposal to Approve the 1994 Long-Term Incentive Plan:

                                                                       Broker
        For               Against            Abstain                  Non-Vote
        ----------------------------------------------------------------------

        377,779,295       168,099             58,175                    -0-

4. Proposal to Ratify the Selection of Arthur Andersen LLP as Independent Public Accountants for 1995:

                                                                       Broker
        For               Against            Abstain                  Non-Vote
        ----------------------------------------------------------------------

        377,946,489         3,080             57,000                    -0-

                                            PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

     (a)     Exhibit 10 - Amendment to the Revolving Credit Agreement between the Company and TDS dated June 29, 1995.

     (b)     Exhibit 11 - Computation of earnings per common share.

     (c)     Exhibit 12 - Statement regarding computation of ratios.

     (d)     Exhibit 27 - Financial Data Schedule.

     (e)     Exhibit 99.1 - Unaudited Consolidation Statements of Operations for
                            the Twelve Months Ended June 30, 1995 and 1994.

     (f)     Reports on Form 8-K filed during the quarter ended June 30, 1995:

             The Company filed a Report on Form 8-K dated April 27, 1995, which included a press release which announced the Company's earnings for the first quarter of 1995.

             The Company filed a Report on Form 8-K dated June 8, 1995, which included a press release which announced the sale of approximately $650 million principal amount at maturity of zero coupon convertible debt in the form of LYONs.

             The Company filed a Report on Form 8-K dated June 16, 1995, which updated agreements filed regarding the LYONs offering.

             No other reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                                    SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             UNITED STATES CELLULAR CORPORATION
                                             ----------------------------------
                                                        (Registrant)





Date    August 11, 1995                    H. DONALD NELSON
        --------------                    ----------------------------------
                                          H. Donald Nelson
                                          President
                                          (Chief Executive Officer)


Date    August 11, 1995                    KENNETH R. MEYERS
        --------------                    ----------------------------------
                                          Kenneth R. Meyers
                                          Vice President-Finance and Treasurer
                                          (Chief Financial Officer)


Date    August 11, 1995                    PHILLIP A. LORENZINI
        --------------                    ----------------------------------
                                          Phillip A. Lorenzini
                                          Controller
                                          (Principal Accounting Officer)



                                                       -25