Form 10-Q
period 1995-09-30
UNITED STATES CELLULAR CORP
filed 1995-11-13
CIK 821130

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended            September 30, 1995
                                     -----------------------------
                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                      to


                          Commission File Number 1-9712

-------------------------------------------------------------------------------

                       UNITED STATES CELLULAR CORPORATION

-------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


          Delaware                                       62-1147325
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

             8410 West Bryn Mawr, Suite 700, Chicago, Illinois 60631
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (312) 399-8900


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes   x/    No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                                    Outstanding at October 31, 1995
Common Shares, $1 par value                              49,935,433 Shares
Series A Common Shares, $1 par value                     33,055,877 Shares
-------------------------------------------------------------------------------

                       UNITED STATES CELLULAR CORPORATION

                         3RD QUARTER REPORT ON FORM 10-Q


                                      INDEX



                                                                       Page No.

Part I.     Financial Information

            Management's Discussion and Analysis of
              Results of Operations and Financial Condition              2-14

            Consolidated Statements of Operations -
              Three Months and Nine Months Ended September 30, 1995
              and 1994                                                    15

            Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 1995 and 1994               16

            Consolidated Balance Sheets -
              September 30, 1995 and December 31, 1994                   17-18

            Notes to Consolidated Financial Statements                   19-22


Part II.          Other Information                                        23


Signatures                                                                 24

                          PART I. FINANCIAL INFORMATION

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                             AND FINANCIAL CONDITION




RESULTS OF OPERATIONS
---------------------
Nine Months Ended 9/30/95 Compared to Nine Months Ended 9/30/94

United States Cellular Corporation (the "Company" or "USM") owns, operates and invests in cellular markets throughout the United States. USM owns or has the right to acquire both majority and minority interests in 203 cellular markets at September 30, 1995, representing 24,558,000 population equivalents ("pops"). USM managed the operations of 149 cellular markets at September 30, 1995. The Company expects to divest its controlling interests in seven of these markets and manage the operations of one additional market in the future. In total, USM expects to manage 143 markets under agreements in place as of September 30, 1995. Interests in the 60 remaining markets are or will be managed by others. All 60 of these markets were served by operational systems at September 30, 1995. The following table is a summary of the Company's markets and consolidated operations.

===============================================================================
                       UNITED STATES CELLULAR CORPORATION
-------------------------------------------------------------------------------
                                               At or For the Nine Months Ended
                                         --------------------------------------
                                               September 30,  September 30,
                                                   1995          1994
-------------------------------------------------------------------------------
Majority-Owned, Managed and
Consolidated Markets: (1)
   Population equivalents (in
      thousands) (2)                                19,911      19,048
   Total population (in thousands)                  22,210      20,531
   Customers                                       618,000     364,000
   Market penetration                                 2.78%       1.77%
   Markets in operation                                138         124
   Cell sites in service                             1,041         686
   Average monthly revenue per
      customer                                    $     75    $     81
   Churn rate per month                                2.0%        2.2%
   Marketing cost per net customer
      addition                                    $    586    $    676

Minority-Owned and Managed
Markets: (3)
   Population equivalents (in
      thousands) (2)                                   522         980
   Markets in operation                                 11          18

Markets to be Managed, Net of
   Markets to be Divested: (4)
   Population equivalents (in
      thousands) (2)                                   283       1,048
   Net Markets to be Acquired
      (Divested)                                        -5           4

Total Markets Managed and to be Managed by USM:
   Population equivalents (in
      thousands) (2)                                20,716      21,076
   Markets                                             143         146

Markets Managed by Others: (5)
   Population equivalents (in
      thousands) (2)                                 3,842       3,458
   Markets in operation                                 60          62

Total Markets:
   Population equivalents (in
      thousands) (2)                                24,558      24,534
   Markets                                             203         208
===============================================================================

(1)   Includes two markets managed by third parties in 1994.

(2) 1994 Donnelley Marketing Service estimates are used for both periods. Includes population equivalents relating to interests which are acquirable in the future.

(3) Includes two markets in 1995 and 1994 where the Company has the right to acquire an interest but did not own an interest at the respective dates.

(4) "Markets to be Managed" represents markets which are managed by third parties until the Company acquires a majority interest in the markets. In 1995, represents the net of one market which will be added to managed operations and seven markets which are currently majority-owned and managed and will be divested.

(5) Represents markets in which the Company owns or has the right to acquire a minority interest and which are managed by others.

The Company's consolidated results of operations include 100% of the revenues and expenses of the systems serving majority-owned and managed markets plus its corporate office operations. The September 30, 1995 consolidated results of operations include 138 markets with a total population of 22.2 million, compared to 124 markets with a total population of 20.5 million in 1994.

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

                                                      Markets at September 30,
                                                  ------------------------------
                                                      1995               1994
                                                   -----------        ----------

Minority-owned and Managed                            8                    16

Managed by Others - Equity Method                    18                    16
                                                     --                    --
       Total Markets Included in Investment Income   26                    32
                                                     ==                    ==

Managed by Others - Cost Method                      42                    46
                                                     ==                    ==


Operating results for the first nine months of 1995 primarily reflect improvement in the Company's more established markets as well as the acquisition of majority interests in 27 operational markets and the divestiture of 13 markets since September 30, 1994. Operating revenues, driven primarily by increases in customers served, rose $118.6 million, or 50%. Operating expenses rose $97.4 million, or 44%. Operating cash flow increased $38.4 million, or 61%.

Investment and other income increased $85.6 million, due primarily to gains on the sales of cellular and other investments totaling $77.7 million and an increase in investment income. Investment income increased $7.7 million in 1995, mostly due to improved results in markets managed by others. Interest expense increased $6.2 million primarily as a result of a 32% increase in average debt balances. Net income totaled $79.9 million in 1995 compared to $15.2 million in 1994, reflecting gains on the sale of cellular interests, improved operating results, increased investment income and increased interest expense. On a comparable basis, excluding the effect of the 1995 gains on sales of cellular and other investments (net of tax), net income increased to $30.8 million in 1995 compared to $15.2 million in 1994.

The Company expects to divest a net of five markets from consolidated operations by mid- 1996, through the acquisition of majority interests in two operational markets and the divestiture of seven markets currently majority-owned and managed by the Company. Of the two majority interests to be acquired, both are expected to be acquired by mid-1996 and the Company currently manages one of the markets.

Management anticipates that the seasonality of revenue streams and operating expenses may continue to affect the Company's operating and net results on a quarterly basis.

Operating Revenues
------------------
Operating revenues totaled $355.4 million in 1995, up $118.6 million, or 50%, over 1994. Market acquisitions increased operating revenues $30.3 million, or 13%, in 1995.

Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to the Company's local retail customers who use the local systems operated by the Company; (ii) charges to customers of other systems who use the Company's cellular systems when roaming ("inbound roaming"); and (iii) charges for long-distance calls made on the Company's systems. Service revenues totaled $344.5 million in 1995, up $117.4 million, or 52%, over 1994. The increase was primarily due to the growing number of local retail customers and the growth in inbound roaming revenue. Acquisitions increased service revenues $29.3 million, or 13%, in 1995. Average monthly service revenue per customer totaled $75 in 1995 compared to $81 in 1994. The 8% decrease in average monthly service revenue per customer in 1995 was primarily a result of the decline in average local minutes of use per retail customer and a decrease in per customer inbound roaming revenue. Management anticipates that average monthly service revenue per customer will continue to decrease as local minutes of use per customer declines and as the growth rate of the Company's customer base exceeds the growth rate of inbound roaming revenue.

Revenue from local customers' usage of USM's systems increased $74.0 million, or 55%, in 1995. Growth in the number of customers in the systems serving the Company's consolidated markets was the primary reason for the increase in local revenue. The number of customers increased 70% to 618,000 at September 30, 1995 from 364,000 at September 30, 1994. Excluding the effect of acquisitions and dispositions, the Company's consolidated markets added 215,000 customers since September 30, 1994. Of these additions, 147,000 were in markets in service and consolidated at September 30, 1994, representing a 40% increase over the 364,000 customers served at that date. While the percentage increase is expected to be lower in future periods, management anticipates that the total number of net customer additions will increase. Acquisitions increased local revenue $17.0 million, or 13%, in 1995.

Average monthly retail revenue per customer declined to $45 in 1995 from $48 in 1994. Monthly local minutes of use per customer averaged 93 in 1995 compared to 97 in 1994. This decline in average local minutes of use follows an industry-wide trend and is believed to be related to the tendency of the early customers in a market to be the heaviest users. It also reflects the Company's and the industry's continued penetration of the consumer market, which tends to include more lower-usage customers.

Inbound roaming revenue increased $34.0 million, or 45%, in 1995. This increase was attributable to the rise in the number of customers from other systems using the Company's systems when roaming. Also contributing were the increased number of Company-managed systems and cell sites within those systems. Monthly inbound roaming revenue per customer averaged $24 in 1995 and $27 in 1994. Acquisitions increased inbound roaming revenue $10.2 million, or 14%, in 1995.

Long-distance revenue increased $8.4 million, or 51%, in 1995 as the volume of long-distance calls billed by the Company increased. Monthly long-distance revenue per customer averaged

$5 in 1995 compared to $6 in 1994. Acquisitions increased long-distance revenue $2.2 million, or 14%, in 1995.

Equipment sales revenues totaled $11.0 million in 1995, up $1.2 million, or 13%, over 1994. Equipment sales reflect the sale of 191,900 and 98,200 cellular telephone units in 1995 and 1994, respectively, plus installation and accessories revenue. The average revenue per unit was $57 in 1995 compared to $99 in 1994. The average revenue per unit decline partially reflects the Company's decision to reduce sales prices on cellular telephones to increase the number of customers, to maintain its market position and to meet competitive prices as well as to reflect reduced manufacturers' prices. Acquisitions increased equipment sales revenues $937,000, or 10%, in 1995.

Operating Expenses
------------------
Operating expenses totaled $318.6 million in 1995, up $97.4 million, or 44%, over 1994. Market acquisitions increased expenses $23.9 million, or 11%, in 1995.

System operations expenses increased $18.5 million, or 55%, in 1995 as a result of increases in customer usage expenses and costs associated with operating the Company's increased number of cellular systems as well as the growing number of cell sites within those systems. Costs are expected to continue to increase as the number of cell sites within the Company's systems grows. Customer usage expenses represent charges from landline telecommunications service providers for USM's customers' use of their facilities as well as for the Company's inbound roaming traffic on these facilities, offset somewhat by pass-through roaming  revenue.  These  expenses  also include  local  interconnection  to the landline network, toll charges and roaming expenses from the Company's customers' use of systems other than their local systems. Customer usage expenses were $25.5 million in 1995 compared to $14.8 million in 1994; these expenses represented 7% of service revenues in 1995 and 6% in 1994. Maintenance, utility and cell site expenses grew $7.8 million, or 41%, in 1995, primarily reflecting an increase in the number of cell sites in the systems serving all majority-owned and managed markets, from 686 in 1994 to 1,041 in 1995. Acquisitions increased system operations expenses $5.3 million, or 16%, in 1995.

Marketing and selling expenses increased $23.1 million, or 50%, in 1995. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices, agent commissions, promotional expenses, local advertising and public relations expenses. The 1995 increase was primarily due to a 68% rise in the number of gross customer activations (excluding acquisitions and divestitures), to 259,000 in the first nine months of 1995 from 154,000 in 1994. Cost per gross customer addition decreased 8% to $373 in 1995 from $404 in 1994. Excluding acquisitions and divestitures, the Company added 165,000 net new customers in 1995 compared to 92,000 in 1994, a 79% increase. The churn rate decreased to 2.0% for the first nine months of 1995 from 2.2% in 1994. Acquisitions increased marketing and selling expenses $4.7 million, or 10%, in 1995.

Cost of equipment sold increased $12.5 million, or 49%, in 1995. The increase reflects the growth in unit sales related to the rise in gross customer activations made through the Company's direct and retail distribution channels, offset somewhat by falling manufacturer prices per unit. The average cost to the Company of a telephone unit sold, including accessories and installation, was $200 in 1995 compared to $263 in 1994. Acquisitions increased cost of goods sold $3.8 million, or 15%, in 1995.

General and administrative expenses increased $26.0 million, or 38%, in 1995. These expenses include the costs of operating the Company's local business offices and its corporate expenses. This increase includes the effects of an increase in the number of consolidated markets, an increase in expenses required to serve the growing customer base in existing markets and an expansion of both local administrative office and corporate staff, necessitated by growth in the Company's business and the acquisition of additional operations. The Company is using an ongoing clustering strategy to combine local operations wherever feasible in order to gain operational efficiencies and reduce its administrative expenses. Acquisitions increased direct field-related general and administrative expenses $6.3 million, or 9%, in 1995.

Depreciation expense increased $12.4 million, or 44%, in 1995, reflecting an increase in the average fixed asset balance of 53% since the third quarter of 1994. Acquisitions increased depreciation expense $2.5 million, or 9%, in 1995.

Amortization of intangibles increased $4.8 million, or 25%, in 1995, due both to a $1.8 million increase in amortization of capitalized information system costs as well as an increase in license costs as a result of the acquisition of or the commencement of service in 27 markets since September 30, 1994. License costs related to consolidated markets increased $26.2 million, or 3%, since September 30, 1994. Acquisitions increased amortization of intangibles $1.4 million, or 7%, in 1995.

Operating Income before Minority Share
--------------------------------------
Operating income before minority share totaled $36.9 million in 1995 compared to $15.6 million in 1994. The operating margin (as a percent of service revenues) improved to 11% in 1995 from 7% in 1994. The increase in operating income reflects improved results in the more established markets and increased revenues resulting from growth in the number of customers served by the Company's systems, partially offset by costs associated with the growth of the Company's operations and increased losses on equipment sales. Acquisitions increased operating income before minority share $6.3 million, or 40%, in 1995.

The Company expects service revenues to continue to grow during the remainder of 1995 and in 1996 as it adds customers and cell sites to its existing systems, realizes a full year of revenues from customers and cell sites added in 1994 and 1995, and completes acquisitions of operational systems. Additionally, the Company expects expenses to increase significantly during the remainder of 1995 and in 1996 as it incurs costs for markets and cell sites added in 1994 and 1995, incurs costs associated with customer and system growth and acquires additional markets. Management believes there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter.

Investment and Other Income
---------------------------
Investment and other income totaled $107.4 million in 1995 and $21.7 million in 1994. Investment income was $28.6 million in 1995, a $7.7 million, or 37%, increase over 1994, due to improved results in markets managed by others accounted for by the equity method. The Company's share of the income or loss from these markets totaled $28.0 million in 1995 compared to $20.5 million in 1994. There were 18 such markets in 1995 and 16 in 1994. The Company's share of income from minority-owned markets it manages totaled $605,000 in 1995 compared to $402,000 in 1994. There were eight such markets in 1995 and 16 in 1994.

Gain on sale of cellular and other investments of $77.7 million in 1995 reflects the sales of the Company's majority interests in five markets, which generated gains totaling $66.2 million, sales of its investment interests in four other markets, which produced aggregate gains of $9.0 million and sales of its investment in equity securities, which produced a gain of $2.5 million.

Interest and Income Taxes
-------------------------
Interest expense increased $6.2 million, or 41%, in 1995, on a 32% increase in the average amount of debt outstanding. Interest expense is primarily related to borrowings under the Revolving Credit Agreement with TDS, Liquid Yield OptionTM Notes ("LYONsTM") (TM Trademark of Merrill Lynch & Co., Inc.) and borrowings under a vendor financing agreement. The interest rate for borrowings under the Revolving Credit Agreement for both periods was equal to prime plus 1.5%. Borrowings under the Revolving Credit Agreement have been used to finance system construction and working capital requirements, investments in and advances to entities in which the Company has a minority interest, and acquisitions of cellular interests. Interest expense relating to the Revolving Credit Agreement was $10.4 million in 1995 and $12.0 million in 1994. The average amount of debt outstanding under the Revolving Credit Agreement was $130.0 million in the first nine months of 1995 and $192.9 million in the first nine months of 1994. The average interest rate on such debt was 10.6% in 1995 and 8.3% in 1994.

The Company sold $745 million principal amount at maturity of zero coupon convertible debt in June 1995. This 20-year fixed rate debt is in the form of LYONs and is subordinated to all senior indebtedness of the Company. See "Financial Resources and Liquidity -- Liquidity." LYONs accrued interest at 6% per year, with the accrued interest being added to the principal balance on June 15 and December 15 of each year until maturity. All LYONs originally issued have remained outstanding since their issue date. Interest expense relating to the LYONs was $3.4 million in 1995.

The Company has borrowings outstanding under a financing agreement with an equipment vendor entered into in 1994. All borrowings under the vendor financing agreement were used to finance certain of USM's equipment purchases and construction costs. Interest expense related to the vendor financing agreement was $7.3 million in 1995 and $2.9 million in 1994. The average amount of debt outstanding under the vendor financing agreement was $109.6 million in the first nine months of 1995 and $58.1 million in 1994. The average interest rate on such debt was 8.9% in 1995 and 6.6% in 1994.

Continued capital expenditures and investments in and advances to entities in which the Company has a minority interest may require additional funding over the next few years. Such funding requirements are anticipated to be at least partially met through additional debt, which will likely result in increased interest expense as debt balances increase. Additional borrowings also may be required to fund any future acquisitions and their construction and operations. See "Financial Resources and Liquidity."

Income tax expense was $37.4 million in 1995 and $3.5 million in 1994. Income tax expense includes the federal income taxes of majority-owned and managed subsidiaries not included in the TDS consolidated federal income tax return. State income tax expense in 1995 and 1994 was primarily related to subsidiaries generating taxable income after utilization of state net operating losses. Also in 1995, $28.5 million of income tax expense related to the gains on sales of cellular and other investments. USM is included in a consolidated federal income tax return with other members of the TDS consolidated group. TDS and USM are parties to a Tax Allocation Agreement under which USM is able to carry forward its losses and credits and use them to offset any current or future income tax liabilities to TDS. The amount of the federal net operating loss carryforward available to offset future taxable income aggregated approximately $165 million at December 31, 1994, and expires between 2002 and 2009. The amount of the state net operating loss carryforward available to offset future taxable income aggregated approximately $227 million at December 31, 1994, and expires between 1998 and 2009. Both the federal and state loss carryforwards have been significantly reduced by the gain on sale of cellular and other investments during the first nine months of 1995.

Net Income (Loss)
-----------------
Net income totaled $79.9 million in 1995 compared to $15.2 million in 1994. The 1995 improvement resulted from gains on the sales of cellular interests, improved operating results in the established markets and increased investment income, partially offset by increased income tax expense. Earnings per share was $.95 in 1995 compared to $.19 in 1994, reflecting both the improvement in net income and the increase in weighted average Common and Series A Common Shares outstanding. Weighted average number of Common and Series A Common Shares outstanding for the first nine months of 1995 increased 5% over the shares outstanding for 1994 primarily as a result of Common Shares issued in connection with acquisitions. On a comparable basis, excluding the effect of the 1995 gains on sales of cellular and other investments (net of tax), net income increased to $30.8 million in 1995 from $15.2 million in 1994 and earnings per share increased to $.37 in 1995 from $.19 in 1994.

TDS owned an aggregate of 67,052,931 shares of common stock of the Company at September 30, 1995, representing 80.8% of the combined total of the Company's outstanding Common and Series A Common Shares and 95.8% of their combined voting power. Assuming the Company's Common Shares are issued in all instances in which the Company has the choice to issue its Common Shares or other consideration and assuming all issuances of the Company's common stock to TDS and third parties for completed and pending acquisitions and redemptions of the Company's Preferred Stock and TDS's Preferred Shares had been completed at September 30, 1995, TDS would have owned 80.1% of the total outstanding common stock of the Company and controlled 95.6% of the combined voting power of both classes of its common stock.


Three Months Ended 9/30/95 Compared to Three Months Ended 9/30/94
-----------------------------------------------------------------
Operating revenues totaled $138.6 million in the third quarter of 1995, up $48.6 million, or 54%, over 1994. As the number of customers and amount of revenue earned continued to grow, local minutes of use per customer continued to decline. Average monthly local minutes of use totaled 97 in the third quarter of 1995 compared to 99 in 1994. Average monthly service revenue per customer decreased 8% to $77 in the third quarter of 1995 compared to $83 in 1994 for reasons generally the same as the first nine months of 1995. Revenues from local customers' usage of USM's systems increased $30.8 million, or 63%, in 1995 primarily due to the increased number of customers served. Average monthly local retail revenue per customer declined 3% to $46 in the third quarter of 1995 compared to $47 in 1994. Inbound roaming revenue increased $14.1 million, or 47%, in 1995 due to the increased number of other carriers' customers using the Company's systems and the growth in the number of cell sites in those systems. Monthly inbound roaming revenue per customer averaged $25 in 1995 and $29 in 1994. Long-distance revenue increased $3.6 million, or 54%, in 1995 as the volume of long-distance calls billed by the Company increased. Equipment sales revenue reflects sales of 72,500 cellular telephones in 1995 compared to 35,100 in 1994. The average revenue per unit sold was $55 in 1995 and $93 in 1994.

Operating expenses totaled $120.6 million in the third quarter of 1995, up $41.8 million, or 53%, over 1994 for reasons generally the same as the first nine months of 1995.

Operating income before minority share totaled $18.0 million in 1995 compared to $11.1 million in 1994. The operating income margin remained at 13% in 1995, the same as in 1994. The improvement in operating income was primarily the result of increased revenues and cost efficiencies, partially offset by the costs associated with the growth of the Company's operations and the addition of new markets.

Investment income increased $1.6 million, or 18%, in 1995 due to improved results in markets managed by others accounted for by the equity method. Gain on sale of cellular and other investments totaled $42.3 million in 1995, resulting from the sale of the Company's 100% interests in two markets during the quarter. Income tax expense totaled $30.9 million in 1995 compared to $2.2 million in 1994. The increase was primarily the result of the taxes generated by the above gains.

Net income totaled $32.3 million in 1995 compared to $10.8 million in 1994. Earnings per share was $.38 in 1995 and $.13 in 1994. Weighted average common shares outstanding increased 5% in 1995. On a comparable basis, excluding the effect of the 1995 gains on sales of cellular and other investments (net of tax), net income increased to $15.5 million in 1995 from $10.8 million in 1994 and earnings per share increased to $.18 in 1995 from $.13 in 1994.


FINANCIAL RESOURCES AND LIQUIDITY

The Company operates a capital- and marketing-intensive business. Rapid growth in markets operated by the Company, capital expenditures and customers served has caused financing requirements for acquisitions, construction and operations to exceed internally generated cash flow. The Company requires capital to fund construction and operating expenses of the cellular systems it operates, to fund investments in minority partnership interests in other cellular markets, to pay principal and interest on its outstanding debt and to complete acquisitions in process. The Company has only recently achieved profitability and has previously incurred significant start-up costs and operating losses. The Company anticipates increasing growth in cellular units in service and revenues as it continues its expansion and development programs. Marketing and system operations expenses associated with this expansion will most likely reduce the rate of growth in operating cash flow and operating income over the next several quarters. The Company has obtained substantial funds from external sources during the past several years.

Cash flows from operating activities provided $80.9 million in 1995 and $57.6 million in 1994. Operating cash flow (operating income before minority share plus depreciation and amortization) provided cash totaling $101.2 million in 1995 and $62.7 million in 1994. The 1995 increase in operating cash flow primarily reflects improvement in the more established markets. The change in deferred taxes in the nine months ended September 30, 1995 was primarily due to the gain on the sale of cellular and other investments. Acquisitions and increased operating cash flow $10.2 million, or 16%, in 1995. Cash flows from other operating activities (investment and other income, interest expense, changes in working capital and changes in other assets and liabilities) required cash investments totaling $20.3 million in 1995 and $5.1 million in 1994.

Cash flows from financing activities provided $20.9 million in 1995 and $83.4 million in 1994. Cash flows from financing activities include cash flows from the sale of LYONs, borrowings under the Revolving Credit Agreement with TDS and vendor financing transactions. In 1995, the sale of LYONs provided cash totaling $221.5 million and vendor financing transactions provided $58.7 million. These were offset by repayments of amounts owed under the Revolving Credit Agreement with TDS totaling $249.9 million and amounts owed under the vendor financing agreement totaling $10.5 million. Borrowings under the Revolving Credit

Agreement with TDS totaling $82.4 million provided a majority of the Company's external financing requirements in 1994.

Cash flows from investing activities required cash investments totaling $48.6 million in 1995 and $129.3 million in 1994. Such cash requirements primarily consisted of cash additions to property, plant, and equipment and cash requirements for acquisitions and for investments in cellular markets. In 1995, the Company received cash proceeds totaling $141.4 million relating to the sales of cellular interests in nine markets and the sale of equity securities. Cash expenditures for property, plant and equipment totaled $158.1 million in 1995 (of which $1.3 million relates to 1994 additions), representing the construction of 211 cell sites and other plant additions. Cash expenditures for property, plant and equipment totaled $108.2 million in 1994 (of which $6.5 million relates to 1993 additions), representing the construction of 137 cell sites and other plant additions.

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


The Company continued to expand its operations through acquisitions during the first nine months of 1995, completing the acquisition of controlling interests in ten markets and several additional minority interests. During the first nine months of 1994, the Company completed the acquisition of controlling interests in ten markets and several additional minority interests. Some of the markets acquired during 1995 and 1994 were subject to acquisition agreements which were entered into prior to the year in which the acquisitions were completed. The following table summarizes the consideration issued for these acquisitions.

COMPLETED ACQUISITIONS                          Nine Months Ended September 30,
                                                -------------------------------
                                                        1995              1994
                                                      --------         --------
                                                            (in millions)

Pops Acquired                                              1.5             1.2
Total Consideration                                   $  150.6        $  138.2

Details of Total Consideration:

USM Common Shares
         Shares Issued                                     3.1             4.3
         Recorded Cost                                $   98.5        $  131.7

USM Common Shares to be issued in the future (all in 1995)
         Shares Issuable                                   0.5             --
         Recorded Cost                                $   14.5        $    --

Revolving Credit Agreement - TDS                          14.6              .3

Cancellation of Notes Receivable                            --             1.4

Cash                                                  $   23.0        $    4.8

Of the total 1995 and 1994 consideration, the debt under the Revolving Credit Agreement and the USM Common Shares (except 417,000 shares issued to third parties in 1995) were issued to TDS to reimburse TDS for TDS Common Shares issued and issuable and cash paid to third parties in connection with 1995 and 1994 acquisitions. Additionally, the Company had commitments at September 30, 1995, to issue 928,000 Common Shares in 1995 and 1996 related to certain completed acquisitions. The Company and TDS have the option to deliver TDS Common Shares and/or cash in lieu of the Company's Common Shares in connection with certain of these acquisitions.

The Company is continuing to assess the makeup of its cellular holdings in order to maximize the benefits derived from clustering its markets. As the number of opportunities for outright acquisitions has decreased over the last one or two years, and as the Company's clusters have grown to realize greater economies of scale, the Company's focus has shifted toward exchanges and divestitures of managed and investment interests. Recently, the Company has completed exchanges of controlling interests in its less strategic markets for controlling interests in markets which better complement its clusters. The Company has also completed outright divestitures of other less strategic markets. The proceeds from these divestitures have been used to further the Company's growth.

At September 30, 1995, the Company had agreements pending to exchange a controlling interest in one market, representing 95,000 population equivalents, for a controlling interest in another market, representing 154,000 population equivalents. The Company also had an agreement pending to acquire a controlling interest in one market, representing 283,000 population equivalents. In addition, the Company had agreements pending to divest controlling interests in six other markets and one market partition, representing 612,000 population equivalents, and to settle litigation related to an investment interest which was divested earlier in 1995. If these divestitures and the litigation settlement are completed as planned, the Company will receive cash consideration totaling approximately $104.7 million.

The Company will continue to seek to maximize the benefits of its clustering strategy, by exchanging markets which are less strategic for markets which add to its current clusters, by acquiring markets which enhance its clusters and by divesting other less strategic markets for cash. All of the pending exchange, acquisition, divestiture and litigation settlement agreements discussed above are expected to be completed by mid-1996. Certain of the divestitures and the litigation settlement are expected to generate substantial gains for book and tax purposes.

Liquidity
---------
The Company anticipates that the aggregate resources required for the remainder of 1995 will include approximately: (i) $25 million for capital spending and
(ii) $2 million of scheduled debt repayments. Not included in the above amounts are resources that may be required for acquisitions signed during the fourth quarter of 1995. These potential acquisitions may require funding during the quarter.

At September 30, 1995, the Company had $59 million of cash and cash equivalents and affiliated cash investments and $100 million available under the Revolving Credit Agreement with TDS. Additionally, the Company anticipates generating additional amounts of positive cash flows from operating activities during the remainder of 1995.

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

Most of the net proceeds to the Company of approximately $221 million from the sale of the LYONs were used to completely repay debt to TDS under the Revolving Credit Agreement, and the excess proceeds were used for general corporate purposes. In connection with the sale of the LYONs, on June 29, 1995, the Company and TDS amended the Revolving Credit Agreement to reduce the available line of credit thereunder to $100 million and to reduce the interest rate for borrowings to prime plus 0.75%.

The advances made by TDS under the Revolving Credit Agreement are unsecured. Interest on the balance due under the Revolving Credit Agreement is payable quarterly and no principal is payable until January 2, 1998, subject to acceleration under certain circumstances, at which time the entire principal balance then outstanding is scheduled to become due and payable. The Company may prepay the balance due under the Revolving Credit Agreement at any time, in whole or in part, without premium. No borrowings were outstanding under the Revolving Credit Agreement at September 30, 1995.

The Company's vendor financing agreement was entered into in 1994. This agreement is an amendment and restatement of a similar 1991 agreement with the same equipment vendor under which the Company had previous borrowings outstanding. In addition to the amounts previously borrowed under the 1991 agreement, the Company has new borrowings outstanding as of September 30, 1995 under the 1994 agreement. Borrowings under the 1991 agreement bear interest at a rate of 2.307% over the 90-day Commercial Paper Rate of high-grade, unsecured notes (for a rate of 8.1% at September 30, 1995). Borrowings under the 1994 agreement bear interest at a rate of 2.25% over the 90-day Commercial Paper Rate of high-grade, unsecured notes (for a rate of 8.1% at September 30, 1995). Borrowings totaling $121.2 million were outstanding under the vendor financing agreement at September 30, 1995.

The Company anticipates that it may require funding to acquire cellular markets and build and operate cellular systems in the future. The timing and amount of such funding requirements will depend on the timing of the completion of any future acquisitions, the number of additional licenses acquired by the Company, the construction and operational plans for the individual cellular projects and other relevant factors. The Company may need to raise additional capital to meet these requirements. These additional requirements may be met through internally generated funds, borrowings from TDS, the issuance of additional equity or debt securities, vendor financing, bank financing, the sale of assets or a combination of the above. There can be no assurance that sufficient funds will be made available to the Company on terms or at prices acceptable to the Company. If sufficient funding is not made available to the Company on terms and prices acceptable to the Company, the Company may have to reduce its construction, development and acquisition programs. In the long term, reduction of these programs may have a negative impact on the ability of the Company to increase its consolidated revenues and cash flows.

                    UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                          Unaudited


                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                 -------------------        -----------------
                                  1995         1994         1995         1994
                                  ----         ----         ----         ----
                               (Dollars in thousands, except per share amounts)
OPERATING REVENUES
  Service                      $ 134,554    $  86,675    $ 344,454    $ 227,101
  Equipment sales                  4,013        3,251       10,985        9,715
                                 -------    ---------    ---------    ---------

      Total Operating Revenues   138,567       89,926      355,439      236,816
                                 -------    ---------    ---------    ---------

OPERATING EXPENSES
  System operations               21,972       12,086       52,413       33,890
  Marketing and selling           25,571       16,058       69,204       46,089
  Cost of equipment sold          14,356        8,826       38,393       25,847
  General and administrative      35,131       25,052       94,271       68,258
  Depreciation                    15,143       10,050       40,595       28,192
  Amortization of intangibles      8,427        6,759       23,680       18,926
                                 -------     --------    ---------     --------

      Total Operating Expenses   120,600       78,831      318,556      221,202
                                 -------     --------    ---------     --------

OPERATING INCOME BEFORE
  MINORITY SHARE                  17,967       11,095       36,883       15,614
Minority share of
  operating income                (1,950)      (1,366)      (5,713)      (3,680)
                                 -------     --------    ---------     --------

OPERATING INCOME                  16,017        9,729       31,170       11,934
                                 -------     --------    ---------     --------


INVESTMENT AND OTHER INCOME
  Investment income               10,196        8,609       28,641       20,938
  Amortization of licenses and
    deferred costs related to
    investments                     (299)        (195)        (792)        (682)
  Interest income                  1,266        1,168        3,318        2,474
  Other (expense), net              (238)        (191)      (1,468)        (991)
  Gain on sale of cellular and
    other investments             42,301         --         77,660         --
                                 -------      -------    ---------      -------

      Total Investment and
        Other Income              53,226        9,391      107,359       21,739
                                 -------      -------    ---------     --------

INCOME BEFORE INTEREST
  AND INCOME TAXES                69,243       19,120      138,529       33,673
Interest expense - affiliate          39        5,015       10,366       11,989
Interest expense - other           6,045        1,065       10,814        2,998
                                 -------       ------    ---------     --------

INCOME BEFORE INCOME TAXES        63,159       13,040      117,349       18,686
Income tax expense                30,896        2,244       37,399        3,535
                                 -------      -------    ---------     --------

NET INCOME                     $  32,263    $  10,796    $  79,950    $  15,151
                               =========    =========    =========    =========

WEIGHTED AVERAGE COMMON
  AND SERIES A COMMON
  SHARES (000s)                   84,561       80,294       83,846       79,493

EARNINGS PER COMMON
    AND SERIES A COMMON SHARE  $     .38    $     .13    $     .95    $     .19
                               =========    =========    =========    =========



                        The accompanying notes to consolidated
                       financial statements are an integral part
                                of these statements.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                                           Nine Months Ended
                                                              September 30,
                                                        ---------------------
                                                             1995        1994
                                                       -----------------------
                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                              $  79,950    $  15,151
 Add (Deduct) adjustments to reconcile net income
  to net cash provided by operating activities
   Depreciation and amortization                            65,067       47,800
   Deferred taxes                                           21,876        1,682
   Investment income                                       (28,641)     (20,938)
   Gain on sale of cellular and other investments          (77,660)        --
   Minority share of operating income                        5,713        3,680
   Other noncash expense                                    10,236        1,422
   Change in accounts receivable                           (26,720)     (13,975)
   Change in accounts payable                                1,991       4,390
   Change in accrued interest                               10,120       11,903
   Change in accrued taxes                                  10,235          300
   Change in other assets and liabilities                    8,693        6,230
                                                         ---------    ---------
                                                            80,860       57,645
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Long term debt borrowings                                  58,698          --
 Change in Convertible Debentures                          221,466          --
 Repayment of long-term debt                               (10,480)      (8,965)
 Change in Revolving Credit Agreement                     (249,916)      82,360
 Common Shares issued                                          746          673
 Minority partner capital (distributions) contributions        372        9,340
                                                         ---------    ---------
                                                            20,886       83,408
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to property, plant and equipment               (158,088)    (108,193)
 Investments in and advances to minority partnerships       (7,153)     (18,925)
 Distributions from partnerships                             7,231       11,739
 Proceeds from sale of investment                          141,387           --
 Acquisitions, excluding cash acquired                     (26,326)      (5,254)
 Other Investments                                          (5,628)      (8,636)
                                                         ---------    ---------
                                                           (48,577)    (129,269)
                                                         ---------    ---------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                            53,169      11,784

CASH AND CASH EQUIVALENTS-
 Beginning of period                                          5,800       6,274
                                                         ----------   ---------
 End of period                                            $  58,969   $  18,058
                                                         ==========   =========

                    The accompanying notes to consolidated
                  financial statements are an integral part
                          of these statements.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                               (Unaudited)
                                           September 30, 1995  December 31, 1994
                                           ------------------  -----------------
                                                      (Dollars in thousands)
CURRENT ASSETS
   Cash and cash equivalents                     $   15,646        $    4,143
   Affiliated cash investments                       43,323             1,657
   Accounts receivable
      Customers                                      44,232            23,609
      Roaming                                        30,156            18,881
      Affiliates                                      2,195             3,549
      Other                                           1,112             3,150
   Inventory                                          5,602             5,435
   Prepaid and other current assets                   5,963             4,136
                                                 ----------        ----------

                                                    148,229            64,560
                                                 ----------        ----------

PROPERTY, PLANT AND EQUIPMENT
   In service                                       632,098           464,132
   Less accumulated depreciation                    131,318            95,951
                                                 ----------        ----------

                                                    500,780           368,181
                                                 ----------        ----------

INVESTMENTS
   Cellu1ar partnerships - equity                   109,795            86,215
   Cellu1ar partnerships - cost                      11,457            13,280
   Licenses, net of amortization                  1,024,060           947,399
   Marketable equity securities                          --            20,145
   Notes and interest receivable                     15,719            14,535
                                                 ----------        ----------
                                                  1,161,031         1,081,574
                                                 ----------        ----------

DEFERRED CHARGES
   Deferred start-up costs, net of amortization       2,208             3,685
   Other deferred charges, net of amortization       27,808            16,787
                                                 ----------        ----------

                                                     30,016            20,472
                                                 ----------        ----------

   Total Assets                                  $1,840,056        $1,534,787
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

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                (Unaudited)
                                            September 30, 1995 December 31, 1994
                                            ------------------ -----------------
                                                    (Dollars in thousands)
CURRENT LIABILITIES
   Current portion of long-term debt and
      preferred stock                          $      18,826      $    20,804
   Notes payable                                         613              637
   Accounts payable
      Affiliates                                       5,392            3,662
      Other                                           52,054           49,114
   Accrued interest, primarily to affiliates               1            5,880
   Accrued taxes                                      12,644            2,430
   Customer deposits and deferred revenues             8,719            5,933
   Other current liabilities                          17,776            9,913
                                               -------------      -----------

                                                     116,025           98,373
                                               -------------      -----------

REVOLVING CREDIT AGREEMENT - TDS                          --          232,954
                                               -------------      -----------

LONG-TERM DEBT, excluding current portion            111,943           57,691
                                               -------------      -----------

6% ZERO COUPON CONVERTIBLE DEBENTURES                232,308               --
                                               -------------      -----------

DEFERRED LIABILITIES AND CREDITS
   Income taxes                                       27,860            5,017
   Other                                               1,680            3,636
                                               -------------      -----------

                                                      29,540            8,653
                                               -------------      -----------

REDEEMABLE PREFERRED STOCK, excluding
   current portion                                        --            9,597
                                               -------------      -----------

MINORITY INTEREST                                     41,549           33,552
                                               -------------      -----------


COMMON SHAREHOLDERS' EQUITY
   Common Shares, par value $1 per share              49,932           45,584
   Series A Common Shares, par value $1 per share     33,006           33,006
   Additional paid-in capital                      1,205,644        1,083,698
   Common Shares issuable, 928,009 shares and
      802,802 shares, respectively                    24,784           16,337
   Retained deficit)                                  (4,708)         (84,658)
                                               -------------       ----------

                                                   1,308,691        1,093,967
                                               -------------       ----------

   Total Liabilities and Shareholders' Equity    $ 1,840,056      $ 1,534,787
                                               =============      ===========


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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994, and the results of operations and cash flows for the nine months ended September 30, 1995 and 1994. The results of operations for the nine months ended September 30, 1995 and 1994, are not necessarily indicative of the results to be expected for the full year.

2. Earnings per Common and Series A Common Share for the nine months ended September 30, 1995 and 1994, was computed by dividing Net Income by the weighted average number of Common Shares, Series A Common Shares and dilutive common equivalent shares outstanding during the period. Dilutive common stock equivalents at September 30, 1995 and 1994, consist primarily of dilutive Common Shares issuable and Redeemable Preferred Stock.

3. Certain of the cellular acquisitions closed during 1992 and 1991 require the Company to deliver Common Shares in the future. The Company is required to issue Common Shares to TDS and third parties as follows:

                                                        Common Shares
                                                          Issuable
                                                        -------------

                  1995                                    749,186
                  1996                                    178,823
                                                         --------
                                                          928,009
                                                         ========

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4. Assuming that acquisitions accounted for as purchases during the period January 1, 1994, to September 30, 1995, had taken place on January 1, 1994, pro forma results of operations would have been as follows:

                                                           Nine Months Ended
                                                              September 30,
                                                          -------------------
                                                          1995           1994
                                                          ----           ----
                                                         (Dollars in thousands,
                                                       except per share amounts)

     Service Revenues                                 $  363,745     $  267,770
     Equipment Sales                                      12,221         11,938
     Interest Expense (including cost to
        finance acquisitions)                             21,356          3,824
     Net Income (Loss)                                    63,942         (3,031)
     Income (Loss) per Common Share                   $      .76     $     (.04)

5. The following summarized unaudited income statements are the combined summarized income statements of the cellular system partnerships listed below which are among those entities accounted for by the Company following the equity method. The combined summarized income statements were compiled from financial statements and other information obtained by the Company as a limited partner of the cellular limited partnerships as set forth below. The cellular system partnerships included in the combined summarized income statements and the Company's ownership percentage of each cellular system partnership at September 30, 1995, are set forth in the following table.

                                                            The
                                                          Company's
                                                           Limited
                                                          Partnership
               Cellular System Partnership                Interest
        ------------------------------------------     --------------

        Los Angeles SMSA Limited Partnership                5.5%
        Nashville/Clarksville MSA Limited Partnership      49.0%
        Baton Rouge MSA Limited Partnership                52.0%

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                    (Unaudited)              (Unaudited)
                                Three Months Ended        Nine Months Ended
                                   September 30,             September 30,
                                 1995         1994          1995         1994
                               ---------    ---------    ---------   ----------
                                            (Dollars in thousands)

REVENUES                      $  191,808     $161,608     $574,576    $460,057

EXPENSES
  Selling, general and
     administrative              100,643       87,289      292,290     241,572
  Depreciation and amortizati     17,584       16,779       49,417      48,140
                              ----------     --------     --------    --------
                                 118,227      104,068      341,707     289,712
                              ----------     --------     --------    --------

OPERATING INCOME                  73,581       57,540      232,869     170,345
OTHER INCOME, NET                  1,436        1,678        4,557       4,487
                              ----------     --------     --------     -------

NET INCOME                    $   75,017     $ 59,218     $237,426    $174,832
                              ==========     ========     ========    ========


6.    Supplemental Cash Flow Information

      The Company acquired certain cellular licenses and interests during the first nine months of 1995 and 1994. In conjunction with these acquisitions, the following assets were acquired, liabilities assumed and Common Shares issued.

                                                          Nine Months Ended
                                                              September 30,
                                                          ------------------
                                                          1995           1994
                                                          ----           ----
                                                         (Dollars in thousands)

Property, plant and equipment                        $  30,852        $   7,897
Cellular licenses                                      130,454          136,881
Decrease in equity-method investment
  in cellular interests                                 (5,921)          (7,077)
Accounts receivable                                      4,336            1,038
Revolving Credit Agreement - TDS                       (15,493)            (309)
Accounts payable                                        (3,882)            (826)
Other assets and liabilities,
  excluding cash acquired                                 (969)            (583)
Common Shares issued and issuable                     (113,051)        (131,767)
                                                     ---------        ---------
Decrease in cash due to acquisitions                 $  26,326        $   5,254
                                                      =========        =========

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




      The following summarizes certain noncash transactions, and interest and income taxes paid.

                                                          Nine Months Ended
                                                             September 30,
                                                          -----------------
                                                          1995           1994
                                                          ----           ----
                                                         (Dollars in thousands)

      Interest paid                                       $ 2,842     $   3,010
      Income taxes paid                                     2,547         1,337
      Accrued interest converted into debt
        under the Revolving Credit Agreement               14,432        12,681
      Common Shares issued by USM for Conversion
        of USM Preferred Stock and TDS Preferred Shares   $22,236     $   1,497

7.    Contingencies

      The Company's material contingencies as of September 30, 1995, include the collectibility of a $5.5 million note receivable under a long-term financing agreement with a cellular company and a $9.9 million standby letter of credit in support of a bank loan to an entity minority-owned by the Company. For further discussion of these contingencies, see Note 13 of Notes to Consolidated Financial Statements included in the Company's 1994 Report on Form 10-K for the year ended December 31, 1994.

8.    Gain on Sale of Cellular Interests

      USM sold its majority interest in five markets, its minority interests in four markets and an equity investment during the first nine months of 1995. USM recognized $77.7 million on the sales of these non-strategic cellular interests.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

      La Star and Wisconsin RSA 8 Applications. On September 28, 1995, USM and TDS announced that on September 27, 1995, a FCC administrative law judge found both companies fully qualified to be FCC licensees. The decision favorably resolves candor issues raised in the La Star and Wisconsin RSA 8 matters. A copy of the news release was filed on Form 8-K on October 3, 1995.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)     Exhibit 11 - Computation of earnings per common share.

     (b)     Exhibit 12 - Statement regarding computation of ratios.

     (c)     Exhibit 27 - Financial Data Schedule.

     (d)     Exhibit 99.1 - Unaudited Consolidated Statements of Operations for
                            the Twelve Months Ended September 30, 1995 and 1994.

     (e) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              UNITED STATES CELLULAR CORPORATION
                                                         (Registrant)





Date    November 10, 1995                   /s/ H. DONALD NELSON
        -----------------                   -----------------------------------
                                            H. Donald Nelson
                                            President
                                            (Principal Executive Officer)


Date    November 10, 1995                   /s/ KENNETH R. MEYERS
        -----------------                   ----------------------------------
                                            Kenneth R. Meyers
                                            Vice President-Finance and Treasurer
                                            (Chief Financial Officer)


Date    November 10, 1995                   /s/ PHILLIP A. LORENZINI
        -----------------                   -----------------------------------
                                            Phillip A. Lorenzini
                                            Controller
                                           (Principal Accounting Officer)