Form 10-K405
period 1995-12-31
UNITED STATES CELLULAR CORP
filed 1996-03-22
CIK 821130

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
   /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._X_

    As of February 29, 1996, the aggregate market value of registrant's Common Shares held by nonaffiliates was approximately $589.1 million (based upon the closing price of the Common Shares on February 29, 1996, of $36.00, as reported by the American Stock Exchange).

    The number of shares outstanding of each of the registrant's classes of common stock, as of February 29, 1996, is 52,780,383 Common Shares, $1 par value, and 33,005,877 Series A Common Shares, $1 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Those sections or portions of the registrant's 1995 Annual Report to Shareholders and of the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held May 15, 1996, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Parts II and III of this report.

--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS
----------------------------------------------------------------------------

                                                                                                                    PAGE NUMBER OR
                                                                                                                    REFERENCE (1)
                                                                                                                     ------------
Item  1. Business.................................................................................................       3
Item  2. Properties...............................................................................................      23
Item  3. Legal Proceedings........................................................................................      23
Item  4. Submission of Matters to a Vote of Security Holders......................................................      23
Item  5. Market for Registrant's Common Equity and Related Stockholder Matters....................................      24(2)
Item  6. Selected Financial Data..................................................................................      24(3)
Item  7. Management's Discussion and Analysis of Financial Condition and Results of Operations....................      24(4)
Item  8. Financial Statements and Supplementary Data..............................................................      24(5)
Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................      24
Item 10. Directors and Executive Officers of the Registrant.......................................................      25(6)
Item 11. Executive Compensation...................................................................................      25(7)
Item 12. Security Ownership of Certain Beneficial Owners and Management...........................................      25(8)
Item 13. Certain Relationships and Related Transactions...........................................................      25(9)
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................................      26

----------------------------------------------------------------------------
(1)  Parenthetical references are to  information incorporated by reference from
    Exhibit 13, which includes portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1995 ("Annual Report") and from the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held on May 15, 1996 (the "Proxy Statement").

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
TELEPHONE (312) 399-8900

--------------------------------------------------------------------------------

                                     PART I

--------------------------------------------------------------------------------

ITEM 1. BUSINESS

THE COMPANY

    United States Cellular Corporation (the "Company") provides cellular telephone service to 710,000 customers through 137 majority-owned and managed ("consolidated") cellular systems serving approximately 17% of the geography and approximately 8% of the population of the United States. Since 1985, when the Company began providing cellular service in Knoxville, Tennessee, the Company has expanded its cellular networks and customer service operations to cover 147 markets in 29 states as of December 31, 1995. In total, the Company now operates nine market clusters, of which five have a total population of more than two million, and each of which has a total population of more than one million, plus other unclustered markets. Overall, 83% of the Company's 24.5 million population equivalents are in markets which are or will be consolidated, 1% are in managed but not consolidated markets and 16% are in markets in which the Company holds an investment interest.

    The Company is the seventh largest cellular telephone company in the United States, based on the aggregate number of population equivalents it owns or has the right to acquire. The Company's corporate development strategy is to acquire controlling interests in cellular market licensees in areas adjacent to or in proximity to its other markets in order to build and expand market clusters. Customers benefit from larger service areas which provide longer uninterrupted service and the ability to make outgoing calls and receive incoming calls within the designated area without special roaming arrangements. In addition, the Company anticipates that clustering will continue to provide the Company certain economies in its capital and operating costs.

    The following table summarizes the status of the Company's interests in cellular markets at December 31, 1995.

Owns Majority Interest and Manages....................................        137
Majority-owned and Managed Markets to be Divested (net of markets to
 be acquired) (1).....................................................         (6)
Owns Minority Interest and Manages....................................          9
                                                                              ---
Total Markets Managed or to be Managed by the Company.................        140
Markets Managed by Others (2).........................................         61
                                                                              ---
Total Markets.........................................................        201
                                                                              ---
                                                                              ---

----------
(1) The Company expects to divest controlling interests in eight markets and acquire controlling interests in two markets. One of the markets to be acquired is being operated by a third party until the Company acquires a controlling interest in that market.

(2) Represents markets in which the Company owns or has the right to acquire a minority or other noncontrolling interest and which are managed by third parties; as of December 31, 1995, the Company accounted for its interests in 21 of these markets using the equity method and accounted for the remaining 40 markets, all held for sale or exchange, using the cost method.

    Cellular systems in the Company's 137 majority-owned and managed markets served 710,000 customers at December 31, 1995, and contained 1,116 cell sites. The average penetration rate in the Company's consolidated markets was 3.18% at December 31, 1995, and the churn rate in all consolidated markets averaged 2.1% per month for the twelve months ended December 31, 1995.

    The Company was incorporated in Delaware in 1983. The Company's executive offices are located at 8410 West Bryn Mawr, Chicago, Illinois 60631. Its telephone number is 312-399-8900. The Common Shares of the Company are listed on the American Stock Exchange under the symbol "USM."

    Unless the context indicates otherwise: (i) references to the "Company" refer to United States Cellular Corporation and its subsidiaries; (ii)
references to "TDS" refer to Telephone and Data Systems, Inc. and its subsidiaries; (iii) references to "MSA" or to a particular city refer to the Metropolitan Statistical Area, as designated by the U.S. Office of Management and Budget and used by the Federal Communications Commission ("FCC") in designating metropolitan cellular market areas; (iv) references to "RSA" refer to the Rural Service Area, as used by the FCC in designating non-MSA cellular market areas; (v) references to cellular "markets" or "systems" refer to MSAs, RSAs or both; (vi) references to "population equivalents" mean the population of a market, based on 1995 Donnelley Marketing Service Estimates, multiplied by the percentage interests that the Company owns or has the right to acquire in an entity licensed, designated to receive a license or expected to receive a construction permit ("licensee") from the FCC to construct or operate a cellular system in such market.

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

    The FCC currently grants only two licenses to provide cellular telephone service in each market. However, competition for customers includes competing communications technologies such as conventional landline and mobile telephone, Specialized Mobile Radio ("SMR") systems and radio paging. Personal communications service ("PCS") is expected to be competitive with cellular service in the future in all of the Company's markets, and emerging technologies such as Enhanced Specialized Mobile Radio ("ESMR") and mobile satellite communication systems may prove to be competitive with cellular service in the future in some or all of the markets where the Company has operations.

    The services available to cellular customers and the sources of revenue available to cellular system operators are similar to those provided by conventional landline telephone companies. Customers are charged a separate fee for system access, airtime, long-distance calls and ancillary services. Cellular system operators often provide service to customers of other operators' cellular systems while the customers are temporarily located within the operators' service areas. Customers using service away from their home system are called "roamers." Roaming is available because technical standards require that analog cellular telephones be compatible in all market areas in the United States. The system that provides the service to these roamers will generate usage revenue. Many operators, including the Company, charge premium rates for this roaming service.

    There are a number of recent technical developments in the cellular industry. Currently, while most of the MTSOs process information digitally, most of the radio transmission is done on an analog basis. During 1992, a new transmission technique was approved for implementation by the cellular industry. Time Division Multiple Access ("TDMA") technology was selected as one industry standard by the cellular industry and has been deployed in several markets, including the Company's operations in Tulsa, Oklahoma. Another digital technology, Code Division Multiple Access ("CDMA"), is expected to be deployed by the Company in a commercial trial during 1996. The Company also expects to deploy some CDMA digital radio channels in other markets on a trial basis in the near future. Digital radio technology offers several advantages including greater privacy, less transmission noise, greater system capacity and potentially lower incremental costs for additional customers. The conversion from analog to digital radio technology is expected to be an industry-wide process that will take a number of years.

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

    THE COMPANY'S OPERATIONS. From its inception in 1983 until the last two years, the Company has principally been in a start-up phase. Until that time, the Company's activities had been concentrated significantly on the acquisition of interests in entities licensed or designated to receive a license
("licensees") from the FCC to provide cellular service and on the construction and initial operation of cellular systems. The development of a cellular system is capital-intensive and requires substantial investment prior to and subsequent to initial operation. The Company experienced operating losses and net losses from its inception until the past two years. During the past two years, the Company generated operations-driven net income and has significantly increased its operating cash flows during that time. Management anticipates increasing growth in cellular units in service and revenues as the Company continues its vigorous expansion and development programs. Marketing and system operations expenses associated with this expansion may reduce the rate of growth in operating cash flow and operating income during the period of accelerated growth. In addition, the Company anticipates that the seasonality of revenue streams and operating expenses may affect the Company's operating and net results over the next several quarters.

    While the Company produced operating income and net income during 1994 and 1995, changes in any of several factors may reduce the Company's growth in operating income and net income over the next few years. These factors include:
(i) the growth rate in the Company's customer base; (ii) the usage and pricing of cellular services; (iii) the churn rate; (iv) the cost of providing cellular services, including the cost of attracting new customers; (v) the introduction of competition from PCS and other emerging technologies; and (vi) continuing technological advances which may provide additional competitive alternatives to cellular service.

    The Company is building a substantial presence in selected geographic areas throughout the United States where it can efficiently integrate and manage cellular telephone systems. Its cellular interests include regional market clusters in the following areas: Iowa, Wisconsin/Illinois, Missouri, Eastern North Carolina/South Carolina, Virginia, West Virginia/Pennsylvania/Maryland, Oregon/California, Washington/Oregon/Idaho, Indiana/Kentucky, Eastern Tennessee/Western North Carolina, Oklahoma/Missouri/Kansas, Texas/Oklahoma, Maine/New Hampshire/Vermont, Florida/Georgia and Southwestern Texas. See "The Company's Cellular Interests." The Company has acquired its cellular interests through the wireline application process (22%), including settlements and exchanges with other applicants, and through acquisitions (78%), including acquisitions from TDS and third parties.

CELLULAR SYSTEMS DEVELOPMENT

    ACQUISITIONS. During the last five years, the Company has expanded its size, particularly in contiguous or adjacent markets, through an ongoing acquisition program aimed at strengthening the Company's position in the cellular industry. This growth has resulted primarily from acquisitions of interests in mid-sized and rural markets and has been based on obtaining interests with rights to manage the underlying market.

    Including transfers of RSA interests from TDS, the Company has increased its population equivalents by 63%, from approximately 15.0 million at December 31, 1990 to approximately 24.5 million at December 31, 1995. Markets managed or to be managed by the Company have increased from 88 markets at December 31, 1990 to 140 markets at December 31, 1995. As of December 31, 1995, 84% of the Company's population equivalents represented interests in markets the Company manages or expects to manage compared to 77% at December 31, 1990.

    Recently, the pace of acquisitions has slowed as industry-wide consolidation has reduced the number of markets available for acquisition. The Company's population equivalents grew at a compound annual rate of over 10% over the last five years, but decreased by 4% from 1994 to 1995 due to the increased number of completed and pending divestitures.

    The Company plans to acquire additional cellular interests through acquisitions or exchanges in markets that further strengthen its market clusters and in other attractive markets. The Company also seeks to acquire minority interests in markets where it already owns (or has the right to acquire) the majority interest. While the Company believes that it will be successful in making additional acquisitions or exchanges, there can be no assurance that the Company, or TDS for the benefit of the Company, will be able to negotiate additional acquisitions or exchanges on terms acceptable to it or that regulatory approvals, where required, will be received. The Company plans to retain minority interests in certain cellular markets which it believes will earn a favorable return on investment. Other minority interests may be exchanged for interests in markets which enhance the Company's market clusters or may be sold for cash or other consideration. The Company also continues to evaluate the disposition of certain managed interests which are not essential to its corporate development strategy.

    The Company, or TDS for the benefit of the Company, has historically negotiated acquisitions of cellular interests from third parties primarily in consideration for the Company's Common Shares or TDS's Common or Preferred
Shares. Cellular interests acquired by TDS in these transactions have been assigned to the Company. At that time, the Company reimbursed TDS for the value of TDS securities issued in such transactions, generally by issuing Common Shares to TDS or by increasing the balance due TDS under the Company's Revolving Credit Agreement in amounts equal to the value of TDS securities delivered at the time the acquisitions were completed. The fair market value of the Company's securities issued to TDS in connection with these transactions was equal to the fair market value of the TDS securities delivered in the transactions and was determined at the time the transactions were completed.

    In the past two years, the Company, or TDS for the benefit of the Company, has also negotiated divestitures and exchanges of cellular interests with third parties. The consideration received from these divestitures of non-strategic markets has primarily been cash, which has been used to reduce debt or for general corporate purposes. The exchanges have included the divestiture of controlling interests in non-strategic markets in exchange for controlling interests in markets which further enhance the Company's clusters.

    COMPLETED ACQUISITIONS. During 1995, the Company completed the acquisition of controlling interests in eleven markets and several additional minority interests representing approximately 1.7 million population equivalents for an aggregate consideration of $151.0 million. The consideration consisted of 3.1 million of the Company's Common Shares, 456,000 of the Company's Common Shares to be issued in the future, an increase of $14.6 million in the debt to TDS under the Revolving Credit Agreement and $23.2 million in cash. The debt under the Revolving Credit Agreement, 2.7 million of the Company's Common Shares and the Common Shares issuable were issued or issuable to TDS to reimburse TDS for TDS Common Shares issued and issuable and cash paid to third parties in connection with these acquisitions.

    COMPLETED DIVESTITURES AND EXCHANGES. During 1995, the Company completed the divestiture of controlling interests in six markets and minority interests in six other markets representing approximately 1.1 million population equivalents for an aggregate consideration of $129.3 million, primarily cash. Also during 1995, the Company completed six separate exchange transactions which resulted in the acquisition of controlling interests in twelve markets, representing 2.0 million population equivalents, and the divestiture of ten markets plus three market partitions, representing 2.1 million population equivalents.

    PENDING ACQUISITIONS, DIVESTITURES AND EXCHANGES. At December 31, 1995, the Company, or TDS for the benefit of the Company, had entered into agreements to purchase a controlling interest in one market and several minority interests in another market, representing approximately 302,000 population equivalents. Also at that date, the Company, or TDS for the benefit of the Company, had entered into agreements to divest controlling interests in seven markets, one minority interest and one market partition representing approximately 870,000 population equivalents. The Company has entered into another agreement to exchange markets with another cellular operator. Pursuant to the exchange agreement, the Company will receive a majority interest in one market, plus cash, in exchange for a majority interest in one market the Company currently owns. The Company also has an agreement to settle litigation related to an investment interest which was sold in 1995. Pursuant to the divestiture, exchange and settlement agreements, the Company expects to receive approximately $150 million in cash and $20 million of notes receivable due in three years. All of these pending transactions are expected to be completed during 1996.

    The Company maintains shelf registration of its Common Shares and Preferred Stock under the Securities Act of 1933 for issuance specifically in connection with acquisitions.

    The Company is a majority-owned subsidiary of TDS. TDS owns 80.8% of the combined total of the outstanding Common Shares and Series A Common Shares of the Company and controls 95.8% of the combined voting power of both classes of common stock. The Company benefits from the extensive telecommunications industry experience of TDS, which also operates telephone and paging businesses and is developing its PCS business.

CELLULAR INTERESTS AND CLUSTERS

    The Company operates clusters of adjacent cellular systems in nearly all of its markets, enabling its customers to benefit from larger service areas than otherwise possible. Where the Company offers wide-area coverage, its customers enjoy uninterrupted service within the designated area. Customers may also make outgoing calls and receive incoming calls within this area without special roaming arrangements. In addition to benefits to customers, clustering also has provided to the Company certain economies in its capital and operating costs. These economies are made possible through increased sharing of facilities, personnel and other costs and have resulted in a reduction of the Company's per customer cost of service. The extent to which the Company benefits from these revenue enhancements and economies of operation is dependent on market conditions, population size of each cluster and engineering considerations.

    The Company anticipates that it will continue to pursue strategic acquisitions and exchanges which will complement its established market clusters. From time to time, the Company may also consider exchanging or selling its interests in markets which do not fit well with its long-term strategies.

    The Company owned or had the right to acquire interests in cellular telephone systems in 201 markets at December 31, 1995, representing 24.5 million population equivalents. The following table summarizes the growth in the Company's population equivalents in recent years and the development status of these population equivalents.

                                                                                    DECEMBER 31,
                                                                -----------------------------------------------------
                                                                  1995       1994       1993       1992       1991
                                                                ---------  ---------  ---------  ---------  ---------
                                                                      (THOUSANDS OF POPULATION EQUIVALENTS)(1)
                                                                -----------------------------------------------------
Operational Markets:
  Majority-Owned and Managed..................................     19,755     18,365     18,619     14,597     10,651
  Minority-Owned and Managed (2)..............................        511      1,195      1,166      2,049      1,788
Markets to be Managed, Net of Markets to be Divested: (3)
  Majority-Owned..............................................        269      2,200      1,015      1,847      3,046
  Minority-Owned (2)..........................................     --         --              6          5        124
                                                                ---------  ---------  ---------  ---------  ---------
  Total Markets Managed and to be Managed.....................     20,535     21,760     20,806     18,498     15,609
Minority Interests in Markets Managed by Others...............      3,916      3,703      3,505      3,606      3,334
                                                                ---------  ---------  ---------  ---------  ---------
  Total.......................................................     24,451     25,463     24,311     22,104     18,943
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------

----------
(1) Based on 1995 Donnelley Marketing Services estimates for all years.

(2) Includes markets where the Company has the right to acquire an interest but does not currently own an interest.

(3) Includes markets which are operational but which are currently managed by third parties.

    The following section details the Company's cellular interests, including those it owned or had the right to acquire as of December 31, 1995. The table presented therein lists clusters of markets that the Company manages or anticipates managing. The Company's market clusters show the areas in which the Company is currently focusing its development efforts. These clusters have been devised with a long-term goal of allowing delivery of cellular service to areas of economic interest and along corridors of economic activity. The number of population equivalents represented by the Company's cellular interests may have no direct relationship to the number of potential cellular customers or the revenues that may be realized from the operation of the related cellular systems.

                        THE COMPANY'S CELLULAR INTERESTS

    The table below sets forth certain information with respect to the interests in cellular markets which the Company owned or had the right to acquire pursuant to definitive agreements as of December 31, 1995.

                                                                           PERCENTAGE                        TOTAL
                                                                             CHANGE                       CURRENT AND
                                                             CURRENT      PURSUANT TO                     ACQUIRABLE
                                                 1995      PERCENTAGE      DEFINITIVE                     POPULATION
               CLUSTER/MARKET                 POPULATION    INTEREST     AGREEMENTS(1)        TOTAL       EQUIVALENTS
--------------------------------------------  -----------  -----------   --------------   -------------   -----------
MARKETS MANAGED BY THE COMPANY:
MIDWEST REGIONAL MARKET CLUSTER:
  IOWA:
    Des Moines, IA..........................      422,000     100.00%                          100.00%       422,000
    Davenport, IA-IL........................      359,000      97.37                            97.37        350,000
    Humboldt (IA 10)........................      183,000     100.00                           100.00        183,000
    Cedar Rapids, IA........................      178,000      95.66                            95.66        171,000
    Muscatine (IA 4)........................      155,000     100.00                           100.00        155,000
    Iowa (IA 6).............................      154,000     100.00                           100.00        154,000
    Waterloo-Cedar Falls, IA................      148,000      90.31                            90.31        133,000
    Hardin (IA 11)..........................      111,000     100.00                           100.00        111,000
    Jackson (IA 5)..........................      109,000     100.00                           100.00        109,000
    Kossuth (IA 14).........................      108,000     100.00                           100.00        108,000
    Lyon (IA 16)............................      104,000     100.00                           100.00        104,000
    Iowa City, IA...........................      101,000     100.00                           100.00        101,000
    Mitchell (IA 13)........................       67,000     100.00                           100.00         67,000
    Dubuque, IA.............................       88,000      72.96                            72.96         64,000
    Mills (IA 1)............................       61,000     100.00                           100.00         61,000
    Audubon (IA 7)..........................       55,000     100.00                           100.00         55,000
    Union (IA 2)............................       50,000     100.00                           100.00         50,000
    Monroe (IA 3)...........................       91,000      49.00                            49.00         45,000
    Winneshiek (IA 12) *....................      116,000      24.50                            24.50         28,000
    Ida (IA 9) *............................       64,000      16.67                            16.67         11,000
                                              -----------                                                 -----------
                                                2,724,000                                                  2,482,000
                                              -----------                                                 -----------
  WISCONSIN/ILLINOIS:
    Peoria, IL..............................      345,000     100.00                           100.00        345,000
    Jo Daviess (IL 1).......................      317,000     100.00                           100.00        317,000
    Wood (WI 7)#............................      286,000       0.00           100.00%         100.00        286,000
    Adams (IL 4) *(2).......................      214,000     100.00                           100.00        214,000
    Mercer (IL 3)...........................      204,000     100.00                           100.00        204,000
    Vernon (WI 8) *.........................      233,000      74.00                            74.00        172,000
    Pierce (WI 5)...........................       94,000     100.00                           100.00         94,000
    Wausau, WI *............................      121,000      71.76                            71.76         87,000
    Trempealeau (WI 6) (2)..................       82,000     100.00                           100.00         82,000
    LaCrosse, WI............................      102,000      74.57                            74.57         76,000
    Rochester, MN * (3).....................      114,000     100.00           (85.33)          14.67         17,000
                                              -----------                                                 -----------
                                                2,112,000                                                  1,894,000
                                              -----------                                                 -----------

                                                                           PERCENTAGE                        TOTAL
                                                                             CHANGE                       CURRENT AND
                                                             CURRENT      PURSUANT TO                     ACQUIRABLE
                                                 1995      PERCENTAGE      DEFINITIVE                     POPULATION
               CLUSTER/MARKET                 POPULATION    INTEREST     AGREEMENTS(1)        TOTAL       EQUIVALENTS
--------------------------------------------  -----------  -----------   --------------   -------------   -----------
  MISSOURI:
    Columbia, MO*...........................      124,000     100.00%                          100.00%       124,000
    Stone (MO 15)...........................      114,000     100.00                           100.00        114,000
    Laclede (MO 16).........................       96,000     100.00                           100.00         96,000
    Washington (MO 13)......................       91,000     100.00                           100.00         91,000
    Callaway (MO 6) *.......................       85,000     100.00                           100.00         85,000
    Schuyler (MO 3).........................       56,000     100.00                           100.00         56,000
    Shannon (MO 17) *.......................       55,000     100.00                           100.00         55,000
    Linn (MO 5) (4).........................       54,000     100.00                           100.00         54,000
    Brown (KS 5)............................           (5)    100.00          (100.00)%          0.00             --
    DeKalb (MO 4)...........................           (5)    100.00          (100.00)           0.00             --
    Atchison (MO 1).........................           (5)    100.00          (100.00)           0.00             --
                                              -----------                                                 -----------
                                                  675,000                                                    675,000
                                              -----------                                                 -----------
      TOTAL MIDWEST REGIONAL MARKET
       CLUSTER..............................    5,511,000                                                  5,051,000
                                              -----------                                                 -----------
MID-ATLANTIC REGIONAL MARKET CLUSTER:
  EASTERN NORTH CAROLINA/SOUTH CAROLINA:
    Northampton (NC 8)......................      286,000     100.00                           100.00        286,000
    Rockingham (NC 7).......................      282,000     100.00                           100.00        282,000
    Harnett (NC 10).........................      278,000     100.00                           100.00        278,000
    Greene (NC 13)..........................      239,000     100.00                           100.00        239,000
    Greenville (NC 14)......................      238,000     100.00                           100.00        238,000
    Hoke (NC 11)............................      221,000     100.00                           100.00        221,000
    Ashe (NC 3).............................      159,000     100.00                           100.00        159,000
    Chesterfield (SC 4).....................      211,000     100.00                           100.00        211,000
    Sampson (NC 12).........................      126,000     100.00                           100.00        126,000
    Chatham (NC 6)..........................      155,000      81.16                            81.16        126,000
    Camden (NC 9)...........................      119,000     100.00                           100.00        119,000
                                              -----------                                                 -----------
                                                2,314,000                                                  2,285,000
                                              -----------                                                 -----------
  VIRGINIA:
    Roanoke, VA.............................      234,000     100.00                           100.00        234,000
    Bedford (VA 4)..........................      175,000     100.00                           100.00        175,000
    Lynchburg, VA...........................      159,000     100.00                           100.00        159,000
    Charlottesville, VA.....................      142,000      82.41            11.11           93.52        133,000
    Buckingham (VA 7).......................       89,000     100.00                           100.00         89,000
    Tazewell (VA 2) (2).....................       83,000     100.00                           100.00         83,000
    Bath (VA 5).............................       62,000     100.00                           100.00         62,000
                                              -----------                                                 -----------
                                                  944,000                                                    935,000
                                              -----------                                                 -----------
  WEST VIRGINIA/PENNSYLVANIA/MARYLAND:
    Monongalia (WV 3) *.....................      269,000     100.00                           100.00        269,000
    Raleigh (WV 7) *........................      255,000     100.00                           100.00        255,000
    Grant (WV 4) *..........................      169,000     100.00                           100.00        169,000
    Tucker (WV 5) *.........................      131,000     100.00                           100.00        131,000
    Hagerstown, MD *........................      127,000     100.00                           100.00        127,000
    Cumberland, MD *........................      101,000     100.00                           100.00        101,000
    Bedford (PA 10) (2) *...................       49,000     100.00                           100.00         49,000
    Garrett (MD 1) *........................       30,000     100.00                           100.00         30,000
    Greene (PA 9)...........................           (5)    100.00          (100.00)           0.00             --
                                              -----------                                                 -----------
                                                1,131,000                                                  1,131,000
                                              -----------                                                 -----------
      TOTAL MID-ATLANTIC REGIONAL MARKET
       CLUSTER..............................    4,389,000                                                  4,351,000
                                              -----------                                                 -----------

                                                                           PERCENTAGE                        TOTAL
                                                                             CHANGE                       CURRENT AND
                                                             CURRENT      PURSUANT TO                     ACQUIRABLE
                                                 1995      PERCENTAGE      DEFINITIVE                     POPULATION
               CLUSTER/MARKET                 POPULATION    INTEREST     AGREEMENTS(1)        TOTAL       EQUIVALENTS
--------------------------------------------  -----------  -----------   --------------   -------------   -----------
  NORTHWEST REGIONAL MARKET CLUSTER:
  OREGON/CALIFORNIA:
    Coos (OR 5).............................      255,000     100.00%                          100.00%       255,000
    Del Norte (CA 1)........................      208,000     100.00                           100.00        208,000
    Medford, OR *...........................      166,000     100.00                           100.00        166,000
    Mendocino (CA 9)........................      140,000     100.00                           100.00        140,000
    Crook (OR 6) *..........................      187,000      62.50                            62.50        117,000
    Modoc (CA 2)............................       59,000     100.00                           100.00         59,000
                                              -----------                                                 -----------
                                                1,015,000                                                    945,000
                                              -----------                                                 -----------
  WASHINGTON/OREGON/IDAHO:
    Clark (ID 6)............................      290,000     100.00                           100.00        290,000
    Pacific (WA 6) *........................      179,000     100.00                           100.00        179,000
    Richland-Kennewick-Pasco, WA *..........      177,000     100.00                           100.00        177,000
    Butte (ID 5)............................      156,000     100.00                           100.00        156,000
    Yakima, WA *............................      212,000      54.55                            54.55        115,000
    Okanogan (WA 4).........................      115,000     100.00                           100.00        115,000
    Umatilla (OR 3) *.......................      149,000      60.42                            60.42         90,000
    Kittitas (WA 5) (2) *...................       69,000      83.50                            83.50         58,000
    Hood River (OR 2) *.....................       71,000      30.32                            30.32         22,000
    Skamania (WA 7) *.......................       27,000      30.32                            30.32          8,000
                                              -----------                                                 -----------
                                                1,445,000                                                  1,210,000
                                              -----------                                                 -----------
      TOTAL NORTHWEST REGIONAL MARKET
       CLUSTER..............................    2,460,000                                                  2,155,000
                                              -----------                                                 -----------
INDIANA/KENTUCKY MARKET CLUSTER:
    Meade (KY 3)............................      311,000     100.00                           100.00        311,000
    Evansville, IN..........................      321,000      78.13                            78.13        251,000
    Owen (IN 7).............................      222,000     100.00                           100.00        222,000
    Elliott (KY 9)..........................      204,000     100.00                           100.00        204,000
    Fulton (KY 1)...........................      188,000     100.00                           100.00        188,000
    Clay (KY 11)............................      171,000     100.00                           100.00        171,000
    Powell (KY 10)..........................      153,000     100.00                           100.00        153,000
    Union (KY 2)............................      127,000     100.00                           100.00        127,000
    Ross (OH 9) *...........................      247,000      49.00                            49.00        121,000
    Owensboro, KY...........................       91,000      81.81                            81.81         74,000
    Warren (IN 5) *.........................      122,000      33.33                            33.33         41,000
    Miami (IN 4) *..........................      180,000       0.00            14.29%          14.29         26,000
    Williams (OH 1) *.......................           (5)     75.00           (75.00)           0.00              0
                                              -----------                                                 -----------
      TOTAL INDIANA/KENTUCKY MARKET
       CLUSTER..............................    2,337,000                                                  1,889,000
                                              -----------                                                 -----------
EASTERN TENNESSEE/WESTERN NORTH CAROLINA
  MARKET CLUSTER:
    Knoxville, TN *.........................      546,000      96.03                            96.03        524,000
    Whitfield (GA 1)........................      217,000     100.00                           100.00        217,000
    Asheville, NC *.........................      206,000     100.00                           100.00        206,000
    Henderson (NC 4) (2) *..................      189,000     100.00                           100.00        189,000
    Bledsoe (TN 7) (2) *....................      146,000      96.03                            96.03        140,000
    Hamblen (TN 4) (2) *....................      130,000     100.00                           100.00        130,000
    Giles (TN 6) *..........................      156,000      80.00                            80.00        125,000
    Macon (TN 3) *..........................      334,000      16.67                            16.67         56,000
    Yancey (NC 2) (2) *.....................       31,000     100.00                           100.00         31,000
                                              -----------                                                 -----------
      TOTAL EASTERN TENNESSEE/WESTERN
       NORTH CAROLINA MARKET CLUSTER........    1,955,000                                                  1,618,000
                                              -----------                                                 -----------

                                                                           PERCENTAGE                        TOTAL
                                                                             CHANGE                       CURRENT AND
                                                             CURRENT      PURSUANT TO                     ACQUIRABLE
                                                 1995      PERCENTAGE      DEFINITIVE                     POPULATION
               CLUSTER/MARKET                 POPULATION    INTEREST     AGREEMENTS(1)        TOTAL       EQUIVALENTS
--------------------------------------------  -----------  -----------   --------------   -------------   -----------
TEXAS/OKLAHOMA/MISSOURI/KANSAS REGIONAL
  MARKET CLUSTER:
  OKLAHOMA/MISSOURI/KANSAS:
    Tulsa, OK *.............................      787,000      55.06%                           55.06%       433,000
    Elk (KS 15) *...........................      154,000       0.00           99.00%           99.00        153,000
    Joplin, MO *............................      143,000     100.00                           100.00        143,000
    Seminole (OK 6).........................      218,000      55.06                            55.06        120,000
    Nowata (OK 4) (2) *.....................      103,000      55.06                            55.06         57,000
                                              -----------                                                 -----------
                                                1,405,000                                                    906,000
                                              -----------                                                 -----------
  TEXAS/OKLAHOMA:
    Garvin (OK 9)...........................      201,000     100.00                           100.00        201,000
    Haskell (OK 10).........................       83,000     100.00                           100.00         83,000
    Wichita Falls, TX *.....................      135,000      51.65                            51.65         70,000
    Lawton, OK *............................      118,000      51.65                            51.65         61,000
    Jackson (OK 8) *........................       96,000      51.65                            51.65         50,000
    Hardeman (TX 5) (2) *...................       38,000      51.65                            51.65         20,000
    Briscoe (TX 4) (2) *....................       11,000      51.65                            51.65          6,000
    Beckham (OK 7) (2) *....................       10,000      51.65                            51.65          5,000
                                              -----------                                                 -----------
                                                  692,000                                                    496,000
                                              -----------                                                 -----------
      TOTAL TEXAS/OKLAHOMA/MISSOURI/KANSAS
       REGIONAL MARKET CLUSTER..............    2,097,000                                                  1,402,000
                                              -----------                                                 -----------
  MAINE/NEW HAMPSHIRE/VERMONT MARKET
   CLUSTER:
    Manchester-Nashua, NH...................      349,000      87.95                            87.95        307,000
    Coos (NH 1) *...........................      222,000     100.00                           100.00        222,000
    Kennebec (ME 3).........................      222,000     100.00                           100.00        222,000
    Somerset (ME 2).........................      151,000     100.00                           100.00        151,000
    Bangor, ME..............................      148,000      91.08                            91.08        135,000
    Addison (VT 2) (2) *....................      107,000     100.00                           100.00        107,000
    Washington (ME 4) *.....................       85,000     100.00                           100.00         85,000
    Lewiston-Auburn, ME.....................      104,000      82.05                            82.05         85,000
    Oxford (ME 1)...........................       83,000     100.00                           100.00         83,000
                                              -----------                                                 -----------
      TOTAL MAINE/NEW HAMPSHIRE/VERMONT
       MARKET CLUSTER.......................    1,471,000                                                  1,397,000
                                              -----------                                                 -----------
  FLORIDA/GEORGIA MARKET CLUSTER:
    Tallahassee, FL.........................      275,000     100.00                           100.00        275,000
    Worth (GA 14)...........................      246,000     100.00                           100.00        246,000
    Gainesville, FL.........................      219,000     100.00                           100.00        219,000
    Toombs (GA 11)..........................      152,000     100.00                           100.00        152,000
    Fort Pierce, FL (6)*....................      285,000      49.00                            49.00        140,000
    Walton (FL 10)..........................      111,000     100.00                           100.00        111,000
    Putnam (FL 5)...........................       70,000     100.00                           100.00         70,000
    Dixie (FL 6)............................       54,000     100.00                           100.00         54,000
    Jefferson (FL 8)........................       53,000     100.00                           100.00         53,000
    Calhoun (FL 9)..........................       40,000     100.00                           100.00         40,000
                                              -----------                                                 -----------
      TOTAL FLORIDA/GEORGIA MARKET
       CLUSTER..............................    1,505,000                                                  1,360,000
                                              -----------                                                 -----------
  SOUTHWESTERN TEXAS MARKET CLUSTER:
    Corpus Christi, TX......................      380,000     100.00                           100.00        380,000
    Atascosa (TX 19)........................      224,000     100.00                           100.00        224,000
    Edwards (TX 18).........................      211,000     100.00                           100.00        211,000
    Laredo, TX..............................      169,000      93.74                            93.74        158,000
    Wilson (TX 20)..........................      137,000     100.00                           100.00        137,000
    Victoria, TX............................       81,000      99.22                            99.22         80,000
                                              -----------                                                 -----------
      TOTAL SOUTHWESTERN TEXAS MARKET
       CLUSTER..............................    1,202,000                                                  1,190,000
                                              -----------                                                 -----------

                                                                           PERCENTAGE                        TOTAL
                                                                             CHANGE                       CURRENT AND
                                                             CURRENT      PURSUANT TO                     ACQUIRABLE
                                                 1995      PERCENTAGE      DEFINITIVE                     POPULATION
               CLUSTER/MARKET                 POPULATION    INTEREST     AGREEMENTS(1)        TOTAL       EQUIVALENTS
--------------------------------------------  -----------  -----------   --------------   -------------   -----------
  OTHER OPERATIONS:
    Hawaii (HI 3)...........................      139,000     100.00%                          100.00%       139,000
    Poughkeepsie, NY........................           (5)     83.11           (83.11)%          0.00             --
    Columbia (NY 6).........................           (5)    100.00          (100.00)           0.00             --
                                              -----------                                                 -----------
                                                  139,000                                                    139,000
                                              -----------                                                 -----------
      Total Managed Markets.................   23,066,000                                                 20,552,000
                                              -----------                                                 -----------
  MARKETS MANAGED BY OTHERS:
    Los Angeles/Oxnard, CA *................   15,478,000       5.50                             5.50        851,000
    Nashville/Clarksville-Hopkinsville,
     TN-KY *................................    1,282,000      49.00                            49.00        627,000
    Baton Rouge, LA (7) *...................      565,000      52.00            (2.01)          49.99        282,000
    Seattle-Everett/Tacoma/Bremerton, WA
     *......................................    3,019,000       7.01                             7.01        212,000
    Biloxi/Pascagoula, MS *.................      357,000      49.00                            49.00        175,000
    Oklahoma City, OK *.....................      989,000      14.60                            14.60        144,000
    Portland, ME *..........................      283,000      49.00                            49.00        139,000
    McAllen, TX.............................      476,000      26.20                            26.20        125,000
    Portsmouth-Dover-Rochester, NH-ME *.....      277,000      40.00                            40.00        111,000
    Others (Fewer than 100,000 population
     equivalents
     each)..................................                                                               1,233,000
                                                                                                          -----------
      Total Population Equivalents of
       Markets Managed by Others............                                                               3,899,000
                                                                                                          -----------
      Total Population Equivalents..........                                                              24,451,000
                                                                                                          -----------
                                                                                                          -----------

------------
 *   Designates wireline market.

 # Designates operational market managed by a third party until the Company acquires a controlling interest.

(1) Interests under these agreements are expected to be acquired or divested at the various times specified therein following the satisfaction of customary closing conditions.

(2) These markets have been or will be partitioned into more than one licensed area. The 1995 population, percentage ownership and number of population equivalents shown are for the licensed areas within the markets in which the Company owns or has the right to acquire an interest.

(3) The Company has an agreement to divest a controlling interest in this market and will retain an investment interest after the divestiture.

(4) The Company has an agreement to divest a partitioned area in this market. The 1995 population, percentage ownership and number of population equivalents shown is for the licensed area within the market which the Company will own upon completion of the divestiture.

(5) The Company has agreements to divest its controlling interests in these markets. The 1995 populations of these markets are not included in the related cluster or group totals.

(6) The Company owns 80% of the entity which owns and operates this market but has only a 49% interest in the earnings and profits.

(7) The Company owns a noncontrolling limited partnership interest in this market.

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

    In accordance with its strategy of building and strengthening market clusters, the Company has selected high capacity digital cellular switching systems that are capable of serving multiple markets through a single MTSO. The Company's cellular systems are designed to facilitate the installation of equipment which will permit microwave interconnection between the MTSO and the cell site. The Company has implemented such microwave interconnection in most of the cellular systems it manages. In other systems in which the Company owns or has an option to purchase a majority interest and where it is believed to be cost-efficient, such microwave technology will also be implemented. Otherwise, such systems will rely upon landline telephone connections or microwave links owned by others to link cell sites with the MTSO. Although the installation of microwave network interconnection equipment requires a greater initial capital investment, a microwave network enables a system operator to avoid the current and future charges associated with leasing telephone lines from the landline telephone company, while generally improving system reliability. In addition, microwave facilities can be used to connect separate cellular systems to allow shared switching, which reduces the aggregate cost of the equipment necessary to operate both systems.

    The Company has continued to expand its internal network in 1995 to encompass nearly all of its managed markets. This network provides automatic call delivery for the Company's customers and handoff between adjacent markets. The network has also been extended through links with certain systems operated by several other carriers, including GTE, US West, Ameritech, BellSouth, Centennial Cellular Corp., Southwestern Bell, AT&T Wireless Communications, Vanguard Cellular Systems and others. Additionally, the Company has implemented two Signal Transfer Points which will allow it to interconnect efficiently with network providers such as the Independent Telephone Network and the North American Cellular Network.

    During 1996, the Company intends to extend the network for its customers through interconnection with one or more network providers as well as additional "point to point" connections required for hand-off. This expanded network will increase the area in which customers can automatically receive incoming calls, and should also reduce the incidence of "tumbling" electronic serial number fraud due to the pre-call validation feature of networked systems.

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

    The costs (exclusive of license costs) of the operational systems in which the Company owns or has the right to acquire an interest are generally financed through capital contributions or intercompany loans from the Company to the partnerships or subsidiaries owning the systems, and through certain vendor financing.

MARKETING

    The Company's marketing plan is designed to continue rapid penetration of its market clusters and to increase customer awareness of cellular service. The marketing plan stresses the quality of the Company's service offerings and incorporates both rate plans and cellular telephone equipment which are designed to meet the needs of a variety of customer segments and their usage patterns. The Company's distribution channels include direct sales personnel, agents and retail service centers in the vast majority of its markets. These Company-owned and managed locations are designed to market cellular service to the consumer segment in a familiar setting.

    The Company manages each cluster of markets from one administrative office with a local staff, including sales, customer service, engineering and in some cases installation personnel. Direct sales consultants market cellular service to potential business customers throughout each cluster. Retail associates work out of the retail locations and market cellular service to the consumer segment. The Company maintains an ongoing training program to improve the effectiveness of sales consultants and retail associates by focusing their efforts on obtaining customers and maximizing the sale of high-user packages. These packages provide for customers to obtain a minimum amount of usage at discounted rates per minute, at fixed prices which are charged even if usage falls below a defined monthly minimum amount.

    The Company also continues to expand its relationships with agents, dealers and non-Company retailers to obtain customers. Agents and dealers are independent business people who obtain customers for the Company on a commission basis. The Company's agents are generally in the business of selling cellular telephones, cellular service packages and other related products. The Company's dealers include car stereo companies and other companies whose customers are also potential cellular customers. The non-Company retailers include car dealers, major appliance dealers, office supply dealers and mass merchants.

    The Company opened its own retail locations in late 1993, expanding to over 170 locations by the end of 1995. These Company-owned and operated businesses utilize rental facilities in high-traffic areas. The Company is working toward a uniform appearance of these stores, with all having similar displays and layouts. The retail centers' hours of business match those of the retail trade in the local marketplace, often staying open on weekends and later in the evening than a typical business supplier. Additionally, to fully serve customer needs, these stores sell accessories to complement the phones and services the Company has traditionally provided.

    In addition to its own retail centers, the Company actively pursues national retail accounts, as agents of the Company, which may potentially yield new customer additions in multiple markets. Agreements have been entered into with such national distributors as Wal-Mart, Chrysler Corporation, Ford Motor Company, General Motors, AT&T, Radio Shack, Best Buy and Sears, Roebuck & Co. in certain of the Company's markets. Upon the sale of a cellular telephone by one of these national distributors, the Company receives, often exclusively within the territories served, the resulting cellular customer.

    The Company uses a variety of direct mail, billboard, radio, television and newspaper advertising to stimulate interest by prospective customers in purchasing the Company's cellular service and to establish familiarity with the Company's name. Advertising is directed at gaining customers, increasing existing customers' usage and increasing the public awareness and understanding of the cellular services offered by the Company. The Company attempts to select the advertising and promotion media that are most appealing to the targeted groups of potential customers in each local market. The Company utilizes local advertising media and public relations activities and establishes programs to enhance public awareness of the Company, such as providing telephones and service for public events and emergency uses.

    The following table summarizes, by operating cluster, the total population, the Company's customer units and penetration for the Company's majority-owned and managed markets that were operational as of December 31, 1995.

                            OPERATING CLUSTERS                               POPULATION     CUSTOMERS   PENETRATION
--------------------------------------------------------------------------  -------------  -----------  -----------
Iowa......................................................................      2,453,000      91,000        3.71%
Wisconsin/Illinois........................................................      1,826,000      42,000         2.30
Missouri..................................................................        920,000      24,000         2.61
Eastern North Carolina/South Carolina.....................................      2,314,000      63,000         2.72
Virginia..................................................................        944,000      26,000         2.75
West Virginia/Pennsylvania/Maryland.......................................      1,319,000      29,000         2.20
Indiana/Kentucky..........................................................      1,916,000      57,000         2.97
Oregon/California.........................................................      1,015,000      28,000         2.76
Washington/Oregon/Idaho...................................................      1,347,000      45,000         3.34
Eastern Tennessee/Western North Carolina..................................      1,621,000      63,000         3.89
Oklahoma/Missouri/Kansas..................................................      1,251,000      69,000         5.52
Texas/Oklahoma............................................................        692,000      22,000         3.18
Maine/New Hampshire/Vermont...............................................      1,471,000      46,000         3.13
Florida/Georgia...........................................................      1,505,000      54,000         3.59
Southwestern Texas........................................................      1,202,000      32,000         2.66
Other Operations..........................................................        513,000      19,000         3.70
                                                                            -------------  -----------  -----------
                                                                               22,309,000     710,000        3.18%
                                                                            -------------  -----------  -----------
                                                                            -------------  -----------  -----------

CUSTOMERS AND SYSTEM USAGE

    Cellular customers come from a wide range of occupations. They typically include a large proportion of individuals who work outside of their offices such as people in the construction, real estate, wholesale and retail distribution businesses and professionals. Increasingly, the Company is providing cellular service to consumers and to customers who use their cellular telephones for security purposes. Although many of the Company's customers use in-vehicle cellular telephones, most new customers are selecting portable cellular telephones, as these units have become more compact and fully featured as well as more attractively priced.

    The Company's cellular systems are used most extensively during normal business hours between 7:00 am and 6:00 pm. On average, the local retail customers in the Company's majority-owned and managed systems used their cellular systems approximately 95 minutes per unit each month and generated retail revenue of approximately $44 per month during 1995, compared to 95 minutes and $47 per month in 1994. Revenue generated by roamers, together with local, toll and other revenues, brought the Company's total average monthly service revenue per customer unit in majority-owned and managed markets to $72 during 1995. Average monthly service revenue per customer unit decreased approximately 9% during 1995, related to the industry-wide trend of newer customers tending to use fewer minutes per month, to per minute pricing decreases, off-peak incentives and to declining contribution of inbound roaming revenue per customer. The Company anticipates that average monthly service revenue per customer unit will continue to decline as its distribution channels provide additional customers who generate lower revenue per local minute of use and as roaming revenues grow more slowly. However, this effect is more than offset by the Company's increasing number of customers.

    In addition to revenue from local retail customers, the Company generates revenue from roaming customers and other services. The Company's roaming service allows a customer to place or receive a call in a cellular service area away from the customer's home service area. The Company has entered into "roaming agreements" with operators of other cellular systems covering virtually all systems in the United States and Canada. These agreements offer customers the opportunity to roam in these systems. These reciprocal agreements automatically pre-register the customers of the Company's systems in the other carriers' systems. Also, a customer of a participating system roaming (i.e., travelling) in a Company market where this arrangement is in effect is able to make and receive calls on the Company's system. The charge for this service is typically at premium rates and is billed by the Company to the customer's home system, which then bills the customer. The Company has entered into agreements with other cellular carriers to transfer roaming usage at agreed-upon rates. In some instances, based on competitive factors, the Company may charge a lower amount to its customers than the amount actually charged to the Company by another cellular carrier for roaming.

    The following table summarizes certain information about customers and market penetration in the Company's managed operations.

                                                                      YEAR ENDED OR AT DECEMBER 31,
                                                          -----------------------------------------------------
                                                            1995       1994       1993       1992       1991
                                                          ---------  ---------  ---------  ---------  ---------
Majority-owned and managed markets:
  Cellular markets in operation (1).....................        137        130        116         92         67
  Total population of markets in service (000s).........     22,309     21,314     19,383     15,014     11,481
  Customer Units:
    at beginning of period (2)..........................    421,000    261,000    150,800     97,000     57,300
    additions during period (2).........................    426,000    250,000    165,300     88,600     59,800
    disconnects during period (2).......................    137,000     90,000     55,100     34,800     20,100
    at end of period (2)................................    710,000    421,000    261,000    150,800     97,000
  Market penetration at end of period (3)...............      3.18%      1.98%      1.35%      1.00%      0.84%

----------
(1) Represents the number of markets in which the Company owned at least a 50% interest and which it managed, including its reseller operation in 1991-1992. The revenues and expenses of these cellular markets are included in the Company's consolidated revenues and expenses.

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

PRODUCTS AND SERVICES

    CELLULAR TELEPHONES AND INSTALLATION. There are a number of different types of cellular telephones, all of which are currently compatible with cellular systems nationwide. The Company offers a full range of vehicle-mounted, transportable and hand-held portable cellular telephones. Features offered in some of the cellular telephones include hands-free calling, repeat dialing, horn alert and others.

    The Company negotiates volume discounts from its cellular telephone suppliers. The Company discounts cellular telephones to meet competition or to stimulate sales by reducing the cost of becoming a cellular customer. In these instances, where permitted by law, customers are generally required to sign an extended service contract with the Company. The Company also cooperates with cellular equipment manufacturers in local advertising and promotion of cellular equipment.

    The Company has established service and/or installation facilities in many of its local markets to ensure quality installation and service of the cellular telephones it sells. These facilities allow the Company to improve its service by promptly assisting customers who experience equipment problems. Additionally, the Company maintains a repair facility in Tulsa, Oklahoma, which handles more complex service and repair issues.

    CELLULAR SERVICES. The Company's customers are able to choose from a variety of packaged pricing plans which are designed to fit different calling patterns. The Company's customer bills typically show separate charges for custom-calling features, airtime in excess of the packaged amount, and toll calls. Custom-calling features provided by the Company include wide-area call delivery, call forwarding, call waiting, three-way calling and no-answer transfer. The Company also offers a voice message service in many of its markets. This service, which functions like a sophisticated answering machine, allows customers to receive messages from callers when they are not available to take calls.

REGULATION

    The Company's operations are subject to FCC and state regulation. The licenses held by the Company are granted by the FCC for the use of radio frequencies and are an important component of the overall value of the assets of the Company. The construction, operation and transfer of cellular systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934 (the "Communications Act"). The FCC has promulgated regulations governing construction and operation of cellular systems, and licensing (including renewal of licenses) and technical standards for the provision of cellular telephone service. See "Telecommunications Act of 1996."

    For licensing purposes, the FCC has divided the United States into separate geographic markets (MSAs and RSAs). In each market, the allocated cellular frequencies are divided into two equal blocks. During the application process, the FCC reserved one block of frequencies for non-wireline applicants and another block for wireline applicants. Subject to FCC approval, a cellular system may be sold to either a wireline or non-wireline entity, but no entity which controls a cellular system may own an interest in another cellular system in the same MSA or RSA.

    The completion of acquisitions involving the transfer of control of a cellular system requires prior FCC approval. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the Company's application for approval of the proposed transfer.

    When the first cell of a cellular system has been constructed, FCC rules authorize the licensee to offer commercial service to the public. The FCC must be notified of the construction of that cell within fifteen days of the completion of construction. The licensee is then said to have "operating authority." Initial operating licenses are granted for ten-year periods. The FCC must be notified each time an additional cell is constructed which enlarges the service area of a given market.

    The FCC's rules also generally require persons or entities holding cellular construction permits or licenses to coordinate their proposed frequency usage with neighboring cellular licensees in order to avoid electrical interference between adjacent systems. The height and power of base stations in the cellular system are regulated by FCC rules, as are the types of signals emitted by these stations. In addition to regulation by the FCC, cellular systems are subject to certain Federal Aviation Administration regulations with respect to the siting and construction of cellular transmitter towers and antennas.

    The FCC has established standards for conducting comparative renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications. The FCC has: (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a "renewal expectancy" will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and (iii) provided procedures for preventing possible abuses in the comparative renewal process. The FCC has concluded that it will award a renewal expectancy if the licensee has (i) provided "substantial" performance, which is defined as "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal," and (ii) complied with FCC rules, policies and the Communications Act. If a renewal expectancy is awarded to an existing licensee, its license is renewed and competing applications are not considered. The Company's Tulsa and Knoxville licenses were renewed in 1995. The Company's next renewal applications are due to be filed in 1996, for Des Moines, Iowa; Peoria, Illinois and Roanoke, Virginia.

    The Company conducts and plans to conduct its operations in accordance with all relevant FCC rules and regulations and anticipates being able to qualify for a renewal expectancy in its upcoming renewal filings. Accordingly, the Company believes that current regulations will have no significant effect on its operations and financial condition. However, changes in the regulation of cellular operators or their activities and of other mobile service providers could have a material adverse effect on the Company's operations.

    The FCC has also provided that five years after the initial licenses are granted, unserved areas within markets previously granted to licensees may be applied for by both wireline and non-wireline entities and by third parties. Accordingly, many unserved area applications have been filed by the Company and others. The Company's strategy with respect to system construction in its markets has been and will be to build cells covering areas within such markets that the Company considers economically feasible to serve or might conceivably wish to serve and to do so within the five-year period following issuance of the license. In cases where applications for unserved areas are filed which are "mutually exclusive" and would result in overlapping service areas, the FCC will decide between the competing applicants by an auction process.

    The Company is also subject to state and local regulation in some instances. In 1981, the FCC preempted the states from exercising jurisdiction in the areas of licensing, technical standards and market structure. In 1993, Congress preempted states from regulating the entry of cellular systems into service and the rates charged by cellular systems to customers. However, certain states still require cellular system operators to go through a state certification process to serve communities within their borders. All such certificates can be revoked for cause. In addition, certain state authorities continue to regulate several aspects of a cellular operator's business, including the resale of intra-state long-distance service to its customers, the technical arrangements and charges for interconnection with the landline network and the transfer of interests in cellular systems, though it is uncertain whether states any longer have the right to regulate transfers under current law. The siting and construction of the cellular facilities, including transmitter towers, antennas and equipment shelters are still subject to state or local zoning and land use regulations. In addition, states may still regulate other "terms and conditions" of cellular service.

    Pursuant to 1993 amendments to the Communications Act, cellular service is classified as a Commercial Mobile Radio Service ("CMRS"), in that it is service offered to the public, for a fee, which is interconnected to the public switched telephone network. The FCC has determined that it will forebear from requiring CMRS carriers to comply with a number of statutory provisions otherwise applicable to common carriers, such as the filing of tariffs.

    There are two regulatory proceedings currently pending before the FCC which are of particular importance to the cellular industry. In the first proceeding, the FCC has sought comment on whether "enhanced 911" regulations should be imposed on cellular carriers. "Enhanced 911" capabilities would enable cellular systems to determine the precise location of the person making the emergency call.

    In the second proceeding, the FCC, in 1996, issued a Notice of Proposed Rulemaking regarding the method by which cellular carriers and Local Exchange Carriers ("LECs") shall compensate each other for interconnecting cellular and local exchange facilities. The FCC has tentatively proposed a "bill and keep" system, under which cellular and other CMRS carriers and LECs would simply keep all revenues from calls originating on their systems and would not have to pay special "interconnection" charges to each other. Since CMRS carriers now pay more to interconnect with LECs than VICE VERSA, such a rule, if adopted, would be favorable to the cellular industry. The FCC has also sought comment in this proceeding on whether it should pre-empt all state regulations of interconnection.

    The FCC has also allocated a total of 140 megahertz ("MHz") to broadband PCS, 20 MHz to unlicensed operations and 120 MHz to licensed operations, consisting of two 30 MHz blocks in each of the 51 Major Trading Areas ("MTAs") and one 30 MHz block and three 10 MHz blocks in each of 493 Basic Trading Areas ("BTAs"). Cellular operators and those entities under common ownership with them are permitted to participate in the ownership of PCS licensees, except for those PCS licenses reserved for small businesses, and licenses for PCS service areas in which the cellular operator owns a 20% or greater interest in a cellular licensee, the service area of which covers 10% or more of the population of the PCS service area. In the latter case, the cellular license is limited to one 10 MHz PCS channel block.

    The FCC licensed the first two 30 MHz MTA frequency blocks in 1995. The FCC is currently holding an auction for the 30 MHz BTA block which is reserved for small business entities. American Portable Telecom, Inc. ("APT"), a subsidiary of TDS which is developing broadband PCS services, has been licensed in eight MTAs for 30 MHz blocks. APT has entered into a definitive agreement to sell its license covering the Guam MTA, subject to FCC approval, and is pursuing the sale of its license for the Alaska MTA.

    In compliance with FCC restrictions on common ownership of cellular and broadband PCS interests in overlapping market areas, the Company entered into a series of arrangements for the divestiture or restructuring of certain of its cellular interests in market areas where APT was awarded broadband PCS licenses. A number of these proposed arrangements required FCC approval of assignment or transfer of control applications before they could be consummated. All of these applications have been approved by the FCC and are either consummated or awaiting consummation. APT believes that it has taken reasonable steps to comply with the FCC's cross-interest policies. This is no assurance that the FCC might not raise questions regarding these compliance efforts.

    PCS technology is currently under development and will be similar in some respects to cellular technology. When it becomes commercially available, this technology is expected to offer increased capacity for wireless two-way and one-way voice, data and multimedia communications services and is expected to result in increased competition in the Company's operations. The ability of these future PCS licensees to complement or compete with existing cellular licensees will be affected by future FCC rule-makings. These and other future technological developments in the wireless telecommunications industry and the enhancement of current technologies will likely create new products and services that are competitive with the services currently offered by the Company. There can be no assurance that the Company will not be adversely affected by such technological developments.

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

TELECOMMUNICATIONS ACT OF 1996

    The Telecommunications Act of 1996 (the "1996 Act") was enacted on February 8, 1996. The 1996 Act mandates significant changes in existing telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the nation and to streamline regulation of the telecommunications industry to remove regulatory burdens.

    The 1996 Act provides that implementing its legislative objectives will be the task of the FCC, the state public utilities commissions and a federal-state joint board. Much of this implementation must be completed in numerous, virtually simultaneous, proceedings with short, 6-18 month, deadlines. These proceedings are expected to address issues (and possibly even proposals) already before the FCC in pending rulemaking proceedings affecting the telephone and wireless industries, as well as additional areas of telecommunications policy and regulation. The proceedings will also replace, modify or terminate existing FCC and state policies and regulations that are inconsistent with the new law.

    OPEN COMPETITION. The primary purpose and effect of the new law is to open all telecommunications markets to competition -- including local telephone service. The 1996 Act makes virtually all direct or indirect state and local barriers to competition unlawful. It directs the FCC to preempt all inconsistent state and local laws and regulations, after notice and comment proceedings. It also enables electric and other utilities to engage in telecommunications service through qualifying subsidiaries.

    Only narrow powers over competitive entry are left to state and local authorities. Each state retains the power to impose "competitively neutral" requirements that are consistent with the 1996 Act's universal service provision and necessary for universal services, public safety and welfare, continued service quality and consumer rights. While a state may not impose requirements that effectively function as barriers to entry, it retains limited authority to regulate certain competitive practices in rural telephone company service areas.

    Some specific provisions of the 1996 Act which are expected to affect local exchange, wireless and interexchange providers are:

    EXPANDED  INTERCONNECTION OBLIGATIONS.   The 1996 Act  establishes a general
duty for all telecommunications carriers, including cellular and PCS providers, to interconnect with other carriers.

    Congress has also developed a somewhat more specific list of requirements with respect to the interconnection obligations of LECs. These obligations include resale, number portability, dialing parity, access to rights-of-way and reciprocal compensation. These LEC obligations do not extend to wireless service providers, unless the FCC decides to include them within the definition of a LEC. However, the requirements apply to competitive providers of local exchange or exchange access services, as well as the incumbent LECs.

    Unless exempted or granted suspension or modification, LECs designated "incumbents" have additional obligations as follows: to negotiate in good faith; to comply with more detailed interconnection terms, including non-discrimination and unbundling their network and service components so competitors may provide only those elements they choose to provide; to offer their retail services at wholesale rates to facilitate resale by their competitors; and to allow other carriers to place equipment necessary for interconnection or access on their premises.

    The 1996 Act establishes a framework for state commissions to mediate and arbitrate interconnection negotiations between incumbent LECs and carriers requesting interconnection, services or network elements. The 1996 Act establishes deadlines, standards for state commission approval of interconnection agreements and recourse to the FCC if a state commission fails to act.

    UNIVERSAL SERVICE. The 1996 Act establishes principles and a process for implementing a strengthened "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The 1996 Act also requires universal service to schools, libraries and rural health facilities at discounted rates.

    Regulators must complete a major overhaul of current support mechanisms to eliminate implicit subsidies. All long distance providers must provide urban and rural long distance services essentially at averaged rates and must average long distance calls from one state to another. To receive universal service support, a carrier must obtain state designation as an "eligible telecommunications carrier" and provide universal service throughout a state-designated service area. The state must designate more than one requesting eligible carrier to receive support in most areas, but can only do so in a rural telephone company's area if it makes a public interest finding.

    CARRIER SUPPORT OBLIGATIONS. The 1996 Act requires all interstate telecommunications providers, including wireless service providers, to "make an equitable and non-discriminatory contribution," to support the cost of providing universal service, unless their contribution would be DE MINIMIS.

    BELL OPERATING COMPANY PROVISIONS. The 1996 Act establishes the process for eliminating all remaining line-of-business restrictions placed on the Bell Operating Companies ("BOCs") by the AT&T divestiture consent decree. Subject to specific safeguards, the BOCs may immediately provide long distance service outside the area where that Bell group serves, as well as specified "incidental" long distance services. For in-region long distance relief, the BOCs must obtain an FCC public interest finding and show that they have met a strict list of interconnection requirements and that there is a specified level of competition in each in-region state to be relieved of the long distance ban.

    PROHIBITION AGAINST CROSS-SUBSIDY. The 1996 Act prohibits a LEC from subsidizing any competitive service (including voice mail, voice storage/retrieval, live operator services and related ancillary services) from its telephone exchange service or exchange access service.

    TELEPHONE COMPANY PROVISION OF CABLE TELEVISION SERVICES. The 1996 Act eliminates the ban on LEC provision of cable programming service directly to subscribers within its telephone service area. However, most mergers, acquisitions and joint ventures by LECs and cable systems in the same area remain unlawful.

    INFRASTRUCTURE  SHARING.   LECs  with "eligible  telecommunications carrier"
status that lack economies of scale may share features and functions of larger neighboring incumbent LECs on non-common carrier terms.

    USE OF CUSTOMER INFORMATION. The new law restricts the use of customer information for purposes beyond the provision of service except subject to prescribed safeguards, and requires LECs to provide directory listing information to competing telephone directory providers.

    ELIMINATION  OF   ALIEN   OFFICER/DIRECTOR  RESTRICTIONS.      The   current
restrictions on the numbers of alien officers and directors of FCC licensee companies and companies controlling such licenses has been eliminated.

    BOC COMMERCIAL MOBILE JOINT MARKETING. BOCs are permitted to market jointly and sell wireless services in conjunction with telephone exchange service, exchange access, intraLATA and interLATA telecommunications and information services.

    WIRELESS FACILITIES SITING. The 1996 Act limits the rights of states and localities to regulate placement of wireless facilities so as to "prohibit" the provision of wireless services or to "discriminate" among providers of such services. It also eliminates environmental effects (provided that the wireless system complies with FCC rules) as a basis for states and localities to regulate the placement, construction or operation of wireless facilities.

    EQUAL ACCESS. Section 332(c) of the Communications Act is amended to provide that wireless providers are not required to provide equal access to common carriers for toll services. The FCC is authorized to require unblocked access subject to certain conditions.

    DEREGULATION. The FCC is required to forbear from applying any statutory or regulatory provision that is not necessary to keep telecommunications rates and terms reasonable or to protect consumers. A state may not apply a statutory or regulatory provision that the FCC decides to forbear from applying. In addition, the FCC must review its telecommunications regulations every two years and change any that are no longer necessary.

COMPETITION

    The Company's principal competitor for cellular telephone service in each market is the licensee of the second cellular system in that market. Since each competitor operates its cellular system on a 25 MHz frequency block licensed by the FCC using comparable technology and facilities, competition for customers between the two systems in each market is principally on the basis of quality of service, price, size of area covered, services offered, and responsiveness of customer service. The competing entities in many of the markets in which the Company has an interest have financial resources which are substantially greater than those of the Company and its partners in such markets.

    The FCC's rules require all operational cellular systems to provide, on a nondiscriminatory basis, cellular service to resellers which purchase blocks of mobile telephone numbers from an operational system and then resell them to the public.

    In addition to competition from the other cellular licensee in each market, there is also competition from, among other technologies, conventional mobile telephone and SMR systems, both of which are able to connect with the landline telephone network. The Company believes that conventional mobile telephone systems and conventional SMR systems are competitively disadvantaged because of technological limitations on the capacity of such systems. The FCC has recently given approval, through waivers of its rules, to ESMR, an enhanced SMR system. ESMR systems may have cells and frequency reuse like cellular, thereby potentially eliminating any current technological limitation. The first ESMR systems were implemented in 1993 in Los Angeles and are beginning to be constructed in several other cities across the United States. In 1995, an ESMR provider initiated service in Tulsa, Oklahoma, where the Company operates a cellular system. Although less directly a substitute for cellular service, wireless data services and one-way paging service (and in the future, two-way paging services) may be adequate for those who do not need full two-way voice service.

    PCS is anticipated to be competitive with cellular service in the future. PCS providers are expected to offer digital, wireless communications services. Similar technological advances or regulatory changes in the future may make available other alternatives to cellular service, thereby creating additional sources of competition. The first PCS system was initiated in Washington, D.C. in 1995. The Company expects PCS operators to begin deployment of PCS in some of its larger cellular markets like Tulsa, Oklahoma; Knoxville, Tennessee; and Des Moines, Iowa in late 1996 or early 1997.

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

EMPLOYEES

    The Company had 3,175 employees as of December 31, 1995. Of these, 2,791 were based at the various cellular markets operated or managed by the Company with only 384 based at its corporate office in Chicago, Illinois. None of the Company's employees is represented by a labor organization. The Company considers its relationship with its employees to be good.

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

    The Company leases approximately 75,000 square feet of office space for its headquarters in Chicago, Illinois.

    The Company  considers  the  properties  owned  or  leased  by  it  and  its
subsidiaries   to  be  suitable  and  adequate  for  their  respective  business operations.

--------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in a number of legal proceedings before the FCC and various state and federal courts. In some cases, the litigation involves disputes regarding rights to certain cellular telephone systems and other interests. The Company does not believe that any such proceeding should have a material adverse impact on the Company.

--------------------------------------------------------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of securities holders during the fourth quarter of 1995.

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

----------
* Incorporated by reference from Exhibit 13.

                                                                                                                          LOCATION
                                                                                                                          --------
      (2) Schedules
Report of Independent Public Accountants on Financial Statement Schedule................................................  page 28
II.  Valuation and Qualifying Accounts for each of the Three Years in the Period Ended December 31, 1995................  page 29

     Los   Angeles  SMSA,  Nashville/Clarksville  MSA  and  Baton  Rouge  MSA  Limited  Partnership  Combined  Financial
       Statements.......................................................................................................  page 30
     Compilation Report of Independent Public Accountants on Combined Financial Statements..............................  page 31
     Reports of Other Independent Accountants...........................................................................  page 32
     Combined Statements of Operations (Unaudited)......................................................................  page 38
     Combined Balance Sheets (Unaudited)................................................................................  page 39
     Combined Statements of Cash Flows (Unaudited)......................................................................  page 40
     Combined Statements of Changes in Partners' Capital (Unaudited)....................................................  page 41
     Notes to Unaudited Combined Financial Statements...................................................................  page 42

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

EXHIBIT
 NUMBER DESCRIPTION
----------------------------------------------------------------------------------------------------------------------------------
 10.1   Supplemental Benefit Agreement between the Company and H. Donald Nelson is hereby incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-16975).
 10.10  Stock Option and Stock Appreciation Rights Plan is hereby incorporated by reference to Exhibit B to the Company's definitive Notice of Annual Meeting and Proxy Statement dated April 15, 1991, as filed with the Commission on April 16,
         1991.
 10.11  Summary of 1995 Bonus Program for Senior Corporate Staff of the Company.
 10.12(a) United States Cellular Corporation 1994 Long-Term Incentive Plan is hereby incorporated by reference to exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
 10.12(b) Form of 1994 Long-Term Stock Option Agreement (Transferable Form) is hereby incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
 10.12(c) Form of 1994 Long-Term Stock Option Agreement (Nontransferable Form) is hereby incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
 10.12(d) Form of 1995 Performance Stock Option Agreement (Transferable Form) is hereby incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
 10.12(e) Form of 1995 Performance Stock Option Agreement (Nontransferable Form) is hereby incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
 10.13  Supplemental Executive Retirement Plan of TDS is hereby incorporated by reference to Exhibit 10.13 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1994.

(b) Reports on Form 8-K filed during the quarter ended December 31, 1995.

    The Company filed a Current Report on Form 8-K on October 3, 1995 dated September 28, 1995, which included a press release that announced that an FCC administrative law judge issued a ruling finding the Company fully qualified to be an FCC licensee. The decision favorably resolved candor issues raised in the La Star and Wisconsin RSA 8 (Vernon) matters.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of UNITED STATES CELLULAR CORPORATION:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in United States Cellular Corporation and Subsidiaries Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1996. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
February 6, 1996

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                                                            COLUMN B    COLUMN C1    COLUMN C2     COLUMN D     COLUMN E
---------------------------------------------------------------------------------------------------------------------------------
                                                                   BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                                                   BEGINNING    COSTS AND      OTHER                     END OF
DESCRIPTION                                                        OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
---------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
FOR THE YEAR ENDED DECEMBER 31, 1995
Deducted from deferred federal tax asset:
  For unrealized net operating losses............................   $ (23,761)   $16,730      $(1,110)      $   --      $  (8,141)
Deducted from deferred state tax asset:
  For unrealized net operating losses............................     (14,203)     8,257       (6,023)          --        (11,969)
Deducted from accounts receivable:
  For doubtful accounts..........................................      (2,073)   (12,532)          --       10,785         (3,820)
FOR THE YEAR ENDED DECEMBER 31, 1994
Deducted from deferred federal tax asset:
  For unrealized net operating losses............................   $ (21,876)   $    --      $(1,885)      $   --      $ (23,761)
Deducted from deferred state tax asset:
  For unrealized net operating losses............................      (8,441)     1,202       (6,964)          --        (14,203)
Deducted from accounts receivable:
  For doubtful accounts..........................................      (1,413)    (7,314)          --        6,654         (2,073)
Deducted from marketable equity securities:
  For unrealized loss............................................        (626)        --          626           --             --
FOR THE YEAR ENDED DECEMBER 31, 1993
Deducted from deferred federal tax asset:
  For unrealized net operating losses............................     (13,831)        --       (8,045)          --        (21,876)
Deducted from deferred state tax asset:
  For unrealized net operating losses............................      (5,985)        --       (2,456)          --         (8,441)
Deducted from accounts receivable:
  For doubtful accounts..........................................      (1,276)    (4,161)          --        4,024         (1,413)
Deducted from marketable equity securities:
  For unrealized loss............................................          --         --         (626)          --           (626)

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
                         COMBINED FINANCIAL STATEMENTS

    The following financial statements are the combined financial statements of the cellular system partnerships listed below which are accounted for by the Company following the equity method. The combined financial statements were compiled from financial statements and other information obtained by the Company as a limited partner of the cellular limited partnerships listed below. The cellular system partnerships included in the combined financial statements, the periods each partnership is included, and the Company's ownership percentage of each cellular system partnership at December 31, 1995 are set forth in the following table.

                                                                                                            THE
                                                                                           PERIODS       COMPANY'S
                                                                                           INCLUDED       LIMITED
                                                                                         IN COMBINED    PARTNERSHIP
                              CELLULAR SYSTEM PARTNERSHIP                                 STATEMENTS     INTEREST
---------------------------------------------------------------------------------------  ------------  -------------
Los Angeles SMSA Limited Partnership...................................................      1993-95           5.5%
Nashville/Clarksville MSA Limited Partnership..........................................      1993-95          49.0%
Baton Rouge MSA Limited Partnership....................................................      1993-95          52.0%

              COMPILATION REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of UNITED STATES CELLULAR CORPORATION:

    The accompanying combined balance sheets of the Los Angeles SMSA Limited Partnership, the Nashville/Clarksville MSA Limited Partnership and the Baton Rouge MSA Limited Partnership as of December 31, 1995 and 1994 and the related combined statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1995, have been prepared from the separate financial statements, which are not presented separately herein, of the Los Angeles SMSA, Nashville/Clarksville MSA and Baton Rouge MSA limited partnerships, as described in Note 1. We have reviewed for compilation only the accompanying combined financial statements, and, in our opinion, those statements have been properly compiled from the amounts and notes of the underlying separate financial statements of the Los Angeles SMSA, Nashville/Clarksville MSA and Baton Rouge MSA limited partnerships, on the basis described in Note 1.

    The statements for the Los Angeles SMSA, Nashville/Clarksville MSA and Baton Rouge MSA limited partnerships were audited by other auditors as set forth in their reports included on pages 32 through 37. We have not been engaged to audit either the separate financial statements of the aforementioned limited partnerships or the related combined financial statements in accordance with generally accepted auditing standards and to render an opinion as to the fair presentation of such financial statements in accordance with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
February 9, 1996

                    REPORTS OF OTHER INDEPENDENT ACCOUNTANTS

To The Partners of
  LOS ANGELES SMSA LIMITED PARTNERSHIP:

    In our opinion, the balance sheet and the related statements of income, partner's capital and of cash flows and the financial statement schedule II -- valuation and qualifying accounts present fairly, in all material respects, the financial position of Los Angeles SMSA Limited Partnership at December 31, 1995, and the results of its operations and its cash flows for the year in conformity with generally accepted accounting principles. These financial statements, which are not presented separately herein, are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Francisco, California
January 25, 1996

                    REPORTS OF OTHER INDEPENDENT ACCOUNTANTS

To The Partners of
  LOS ANGELES SMSA LIMITED PARTNERSHIP:

    We have audited the balance sheets of Los Angeles SMSA Limited Partnership as of December 31, 1994, and the related statements of operations, partners' capital and cash flows for each of the two years in the period ended December 31, 1994; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Angeles SMSA Limited Partnership as of December 31, 1994, and results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Newport Beach, California
February 17, 1995

                    REPORTS OF OTHER INDEPENDENT ACCOUNTANTS

To The Partners of
  NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP:

    We have audited the balance sheet of Nashville/Clarksville MSA Limited Partnership as of December 31, 1995, and the related statements of income, changes in partners' capital and cash flows for the year then ended; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nashville/Clarksville MSA Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.
Atlanta, Georgia
February 9, 1996

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

                                          COOPERS & LYBRAND
Atlanta, Georgia
February 11, 1994

                    REPORTS OF OTHER INDEPENDENT ACCOUNTANTS

To The Partners of
  BATON ROUGE MSA LIMITED PARTNERSHIP:

    We have audited the balance sheet of Baton Rouge MSA Limited Partnership as of December 31, 1995, and the related statements of income, changes in partners' capital and cash flows for the year then ended; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baton Rouge MSA Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.
Atlanta, Georgia
February 9, 1996

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
                                  (UNAUDITED)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1995         1994         1993
                                                                             -----------  -----------  -----------
                                                                                    (DOLLARS IN THOUSANDS)
Revenues...................................................................  $   811,933  $   648,896  $   515,228
Expenses
  Selling, general and administrative......................................      460,048      370,938      296,499
  Depreciation and amortization............................................       71,748       66,234       57,357
                                                                             -----------  -----------  -----------
  Total expenses...........................................................      531,796      437,172      353,856
                                                                             -----------  -----------  -----------
Operating income...........................................................      280,137      211,724      161,372
Other income...............................................................          985          573          272
                                                                             -----------  -----------  -----------
Net Income.................................................................  $   281,122  $   212,297  $   161,644
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

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

                                     ASSETS

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1995         1994
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
Current Assets
  Cash..................................................................................  $       214  $        38
  Accounts receivable--customers, net...................................................      116,966       95,630
  Accounts receivable--affiliates.......................................................       14,830       16,016
  Notes receivable--affiliates..........................................................        8,860          402
  Other current assets..................................................................       11,801       18,523
                                                                                          -----------  -----------
                                                                                              152,671      130,609
Notes Receivable--Other.................................................................        3,184           --
Property, Plant and Equipment, net......................................................      564,564      380,473
Other...................................................................................       23,715        1,640
                                                                                          -----------  -----------
Total Assets............................................................................  $   744,134  $   512,722
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                                        LIABILITIES AND PARTNERS' CAPITAL


                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1995         1994
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
Current Liabilities
  Accounts payable--other...............................................................  $    53,526  $    58,210
  Accounts payable--affiliates..........................................................           --        1,431
  Notes payable.........................................................................        5,084          692
  Customer deposits.....................................................................        3,311        4,060
  Other current liabilities.............................................................       50,191       39,323
                                                                                          -----------  -----------
                                                                                              112,112      103,716
Other Liabilities.......................................................................        5,788        5,539
Partners' Capital.......................................................................      626,234      403,467
                                                                                          -----------  -----------
Total Liabilities and Partners' Capital.................................................  $   744,134  $   512,722
                                                                                          -----------  -----------
                                                                                          -----------  -----------

    The accompanying notes are an integral part of these combined financial statements.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
                       COMBINED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1995          1994          1993
                                                                          ------------  ------------  ------------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income............................................................  $    281,122  $    212,297  $    161,644
  Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization.......................................        71,748        66,234        57,357
    Deferred revenue and other credits..................................          (966)        1,387           497
    Loss on asset dispositions..........................................         3,021         3,542         3,838
    Change in accounts receivable.......................................       (19,523)           (9)      (37,422)
    Change in accounts payable and accrued expenses.....................        (3,587)       25,527         6,119
    Change in other assets and liabilities..............................        15,185        (2,069)        4,286
                                                                          ------------  ------------  ------------
                                                                               347,000       306,909       196,319
                                                                          ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Change in notes payable.............................................         4,392           692            --
    Change in notes receivable..........................................        (7,355)        3,354            (5)
    Capital contribution................................................         5,096            --            --
    Capital distribution................................................       (72,017)     (166,300)     (111,461)
                                                                          ------------  ------------  ------------
                                                                               (69,884)     (162,254)     (111,466)
                                                                          ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment, net of retirements......      (254,629)     (143,807)      (86,011)
    (Increases) decreases in other assets...............................       (21,573)          (44)        1,335
    Change in deferred charges..........................................          (738)         (827)         (202)
    Proceeds from sale of assets........................................            --            34            26
                                                                          ------------  ------------  ------------
                                                                              (276,940)     (144,644)      (84,852)
                                                                          ------------  ------------  ------------
NET INCREASE IN CASH....................................................           176            11             1
CASH
    Beginning of period.................................................            38            27            26
                                                                          ------------  ------------  ------------
    End of period.......................................................  $        214  $         38  $         27
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    The accompanying notes are an integral part of these combined financial statements.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
              COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (UNAUDITED)

(DOLLARS IN THOUSANDS)
Balance at January 1, 1993......................................................  $ 307,287
  Distributions.................................................................   (111,461)
  Net Income for the year ended December 31, 1993...............................    161,644
                                                                                  ---------
Balance at December 31, 1993....................................................    357,470
  Distributions.................................................................   (166,300)
  Net Income for the year ended December 31, 1994...............................    212,297
                                                                                  ---------
Balance at December 31, 1994....................................................    403,467
  Contributions.................................................................     13,662
  Distributions.................................................................    (72,017)
  Net Income for year ended December 31, 1995...................................    281,122
                                                                                  ---------
Balance at December 31, 1995....................................................  $ 626,234
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

1.  BASIS OF COMBINATION:

    The combined financial statements and notes thereto were compiled from the individual financial statements of cellular limited partnerships listed below in which United States Cellular Corporation (AMEX symbol "USM") has a non-controlling ownership interest and which it accounts for using the equity method. The cellular partnerships, the period each partnership is included in the combined financial statements and USM's ownership interest in each partnership are set forth in the table below. The combined financial statements and notes thereto present 100% of each partnership whereas USM's ownership interest is shown in the table.

                                                                                      PERIOD INCLUDED     LIMITED
                                                                                        IN COMBINED     PARTNERSHIP
                                                                                        STATEMENTS       INTEREST
                                                                                      ---------------  -------------
Los Angeles SMSA Limited Partnership................................................        1993-95           5.5%
Nashville/Clarksville MSA Limited Partnership.......................................        1993-95          49.0%
Baton Rouge MSA Limited Partnership.................................................        1993-95          52.0%

    Profits, losses and distributable cash are allocated to the partners based upon respective partnership interests. Distributions are made quarterly at the discretion of the General Partner for one of the Partnerships.

    Of the partnerships included in the combined financial statements, the Los Angeles SMSA Limited Partnership is the most significant, accounting for approximately 86% of the combined total assets at December 31, 1995, and substantially all of the combined net income for the year then ended.

    USM's investment in and advances to Los Angeles SMSA Limited Partnership totaled $27,784,000 as of December 31, 1995, of which $29,282,000 represents its proportionate share of net assets of the Partnership. USM's investment in and advances to the Nashville/Clarksville MSA Limited Partnership totaled
$25,889,000 as of December 31, 1995, of which $29,957,000 represents its proportionate share of net assets. USM's investment in and advances to the Baton Rouge MSA Limited Partnership totaled $19,723,000 as of December 31, 1995, $16,993,000 of which represents its proportionate share of net assets.

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

    Effective January 1, 1995, one of the Partnerships changed its estimate of the useful lives of certain telecommunications equipment from 7 to 10 years. The change in estimate had the effect of reducing depreciation expense and increasing net income by approximately $14,844,000 for 1995.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(CONTINUED)

    Property, Plant and Equipment consists of:

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1995         1994
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
Land....................................................................................  $     3,974  $     2,987
Buildings and Leasehold Improvements....................................................      149,644      100,312
Equipment...............................................................................      580,810      432,949
Furniture and Fixtures..................................................................       58,580       33,602
Under Construction......................................................................       80,665       55,176
                                                                                          -----------  -----------
                                                                                              873,673      625,026
Less Accumulated Depreciation...........................................................      309,109      244,553
                                                                                          -----------  -----------
                                                                                          $   564,564  $   380,473
                                                                                          -----------  -----------
                                                                                          -----------  -----------

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

    On January 10, 1994, one of the Partnerships entered into an agreement with its major supplier to purchase $77 million in equipment. At December 31, 1995, approximately $22 million in equipment had been purchased by the Partnership under the agreement.

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

    ADVERTISING

    Advertising costs are expensed as incurred. The advertising expense for 1995 was $42,046,000.

    ESTIMATES AND ASSUMPTIONS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(CONTINUED)

    IMPAIRMENT OF LONG-LIVED ASSETS

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Under SFAS 121, the Partnerships are required to evaluate long-lived assets and certain identifiable intangible assets, including fixed assets, for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. The Partnerships do not expect the implementation of SFAS 121, adopted effective January 1, 1996, to have a material impact on its financial condition or results of operations.

    RECLASSIFICATIONS

    Certain reclassifications of the 1994 and 1993 financial statements of one of the Partnerships have been made to conform to the 1995 presentation. The reclassifications have not affected previously reported net income or partners' capital.

3.  LEASE COMMITMENTS:

    Future minimum rental payments required under operating leases for real estate that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1995, are as follows:

(DOLLARS IN THOUSANDS)
1996.............................................................  $  20,063
1997.............................................................     18,723
1998.............................................................     17,992
1999.............................................................     16,563
2000.............................................................     13,409
Thereafter.......................................................     20,076
                                                                   ---------
                                                                   $ 106,826
                                                                   ---------
                                                                   ---------

    The initial lease terms generally range from 5 to 25 years with the majority of them having initial terms of 10 years and providing for one renewal option of 5 years and for rental escalation. Included in selling, general and administrative expense are rental costs of $17,455,000, $17,750,000 and $15,119,000 for the years ended December 31, 1995, 1994, and 1993, respectively. One of the Partnerships leases office facilities under a ten-year lease agreement which provides for free rent incentives for six months and rent escalation over the ten-year period. The Partnership recognizes rent expense on a straight-line basis and recorded the related deferred rent as a noncurrent liability to be amortized as an adjustment to rental costs over the life of the lease.

4.  SUPPLEMENTAL CASH FLOW INFORMATION

    On November 1, 1995, one of the Partners of one of the Partnerships contributed a note receivable of $3,152,000 (Note 5) and other assets of $104,000 and the assets and liabilities of other RSA interests totaling $6,018,000. All assets and liabilities were recorded at their historical net book value. The contribution of the note receivable and the combined properties is reflected in the Statement of Changes in Partners' Capital.

    During 1995, one of the Partnerships replaced and upgraded certain of its cellular equipment with new cellular technology which supports both analog and digital voice transmissions. In connection with this equipment upgrade, the Partnership traded-in cellular equipment with a net book value of $3,704,000 for new cellular equipment with a cost of $6,250,000. The remaining balance was funded through the credit facility with its General Partner.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(CONTINUED)

5.  RELATED PARTY TRANSACTIONS:

    Certain affiliates of these cellular limited partnerships provide services for the system operations, legal, financial, management and administration of these entities. These affiliates are reimbursed for both direct and allocated costs (totaling $59.5 million in 1995, $57.6 million in 1994 and $57.1 million in 1993) related to providing these services. In addition, certain affiliates have established a credit facility with certain partnerships to provide working capital to the partnership. One of the partnerships participates in a centralized cash management arrangement with its general partner. At December 31, 1995 and 1994, the interest-bearing balance amounted to $14,830,000 and $16,016,000, respectively. Effective January 1, 1989, the general partner pays or charges the Partnership monthly interest, computed using the general partner's average borrowing rate, on the amounts due to or from the Partnership. Interest earned in 1995, 1994 and 1993 was $785,000, $1,480,000 and $1,294,000,
respectively.

    One of the Partnerships has a note receivable from its General Partner with a balance of $3,152,000 and accrued interest of $32,000 at December 31, 1995. The note bears interest at 12% per annum, compounded quarterly with all principal and interest due at maturity on May 10, 1997. The note was contributed to the Partnership by its General Partner during 1995 (Note 4).

6.  ACCOUNTS RECEIVABLE

    Accounts receivable of one of the partnerships consists of:

                                                                            DECEMBER 31
                                                                       ----------------------
                                                                          1995        1994
                                                                       -----------  ---------
Retail...............................................................  $    83,682  $  63,626
Wholesale............................................................       17,660     14,557
Intercarrier and other...............................................        9,437      9,280
                                                                       -----------  ---------
                                                                           110,779     87,463
Allowance for doubtful accounts......................................       (8,719)    (3,033)
                                                                       -----------  ---------
                                                                       $   102,060  $  84,430
                                                                       -----------  ---------
                                                                       -----------  ---------

    Accounts receivable are derived from revenues earned from customers located in the Partnership's metropolitan serving area. The Partnership performs ongoing credit evaluations of its customers and in certain circumstances obtains refundable deposits. The Partnership maintains reserves for potential credit losses; historically, such losses have been within management's expectations. The carrying value of accounts receivable approximates fair value.

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

7.  REGULATORY MATTERS:

    On December 21, 1993, the California Public Utilities Commission ("CPUC") issued an Order Instituting Investigation into the regulation of mobile telephone service and wireless communications. The investigation proposes a regulatory program which would encompass all forms of mobile telephone services.

    In 1993, the U.S. Congress passed legislation prohibiting state and local governments from regulating the rates for commercial mobile radio services ("CMRS"), including cellular service. States with rate regulation in place on June 1, 1993, including California, were given the opportunity to petition the Federal Communications Commission ("FCC") for continuation of such authority. The CPUC filed such

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(CONTINUED)
a petition with the FCC. The FCC denied the CPUC's petition in an interim decision issued in May 1995 and issued a final Order in August 1995 (the "Order"), thereby preempting the CPUC's authority over rates. As a consequence, one of the Partnerships withdrew its rate-related traiffs.

    The CPUC is currently considering outstanding issues concerning its remaining jurisdiction over CMRS providers in recognition of the changes in federal law and the Order. Specifically, the CPUC is assessing changes to existing regulation in light of the preemption of rate and entry regulation and the scope of its residual authority to regulate "other terms and conditions" of services. Until the CPUC completes its assessment of its remaining regulatory authority, the effect, if any, of such regulation to the Partnership and its operating activities cannot be determined.

8.  CONTINGENCIES AND COMMITMENTS:

    A class action complaint was filed in November 1993 naming a partner of one of the partnerships as general partner of the Partnership. In April 1995, the Partnership was named as a necessary party to the action. The plaintiff alleged the Partnership conspired to fix the price of wholesale and retail cellular service in its metropolitan serving area market. The plaintiff alleged damages for the class "in a sum in excess of $100 million." The Partnership has answered the complaint and intends to defend itself vigorously. This case has been consolidated for purposes of discovery with two other class actions making identical price-fixing allegations. The case has been removed to federal court. The other cases have been stayed pending resolution of a motion to remand the case to state court. In addition, three non-class action antitrust cases brought by cellular agents making similar allegations were settled for immaterial amounts. In April 1995, a Federal class action complaint was dismissed on a motion for summary judgment. The dismissal was upheld on appeal. The Partnership does not believe that these proceedings will have a material adverse effect on the Partnership's financial position.

    In September 1995, a class action lawsuit was brought on behalf of all subscribers of the general partner of one of the Partnerships, including the Partnership's subscribers, regarding customer notification of the Partnership's practices with respect to billing for fractional minutes of service. No dispositive motions have been filed in the proceeding and discovery has not yet begun. The Partnership believes the lawsuit to be without merit.

    One of the Partnerships is a party to various other lawsuits arising in the ordinary course of business. Although the ultimate resolution of these proceedings cannot be ascertained, the Partnership's management does not believe they will have a materially adverse effect on the results of operations or financial position of the Partnership.

          [LOGO]
8410 West Bryn Mawr
Suite 700
Chicago, Illinois, 60631
(312) 398-8900

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

Dated March 21, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                           TITLE           DATE
------------------------------------------------------  ---------  ------------------

                    /S/  H. DONALD NELSON               DIRECTOR     March 21, 1996
      ------------------------------------------
                     H. Donald Nelson

                 /S/  LEROY T. CARLSON, JR.             DIRECTOR     March 21, 1996
      ------------------------------------------
                  LeRoy T. Carlson, Jr.

                     /S/  LEROY T. CARLSON              DIRECTOR     March 21, 1996
      ------------------------------------------
                     LeRoy T. Carlson

                  /S/  WALTER C.D. CARLSON              DIRECTOR     March 21, 1996
      ------------------------------------------
                   Walter C. D. Carlson

                    /S/  MURRAY L. SWANSON              DIRECTOR     March 21, 1996
      ------------------------------------------
                    Murray L. Swanson

                    /S/  PAUL-HENRI DENUIT              DIRECTOR     March 21, 1996
      ------------------------------------------
                    Paul-Henri Denuit

                      /S/  ALLAN Z. LOREN               DIRECTOR     March 21, 1996
      ------------------------------------------
                      Allan Z. Loren

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

    4.3(a) Amended and restated Term Loan Agreement between NTFC Capital Corporation and the Company dated December 22, 1994 is hereby incorporated by  reference to Exhibit  4.3 to the  Company's Annual Report  on Form 10-K  for the year  ended
         December 31, 1994.

    4.3(b) First  Amendment to Amended and Restated Term Loan Agreement  between NTFC Capital Corporation and the Company dated
         September 29, 1995.

    4.4  Indenture dated June 1, 1995 between registrant and Harris Trust and Savings Bank, as Trustee, relating to the LYONs is hereby incorporated by reference to the Company's Form 8-K dated June 16, 1995.

    4.5  Form of Certificate for Liquid Yield Option Note (included in Exhibit 4.4).

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

   10.2(b) Amendment dated as of June 29, 1995, to Revolving Credit Agreement between the Company and TDS.

   10.3  Tax Allocation Agreement, between  the Company and  TDS, is hereby incorporated  by reference to  an exhibit to  the
         Company's Registration Statement on Form S-1 (Registration No. 33-16975).

EXHIBIT
  NO.                                                  DESCRIPTION OF DOCUMENT
-------- --------------------------------------------------------------------------------------------------------------------
   10.4  Cash  Management Agreement, between the  Company and TDS, is  hereby incorporated by reference  to an exhibit to the
         Company's Registration Statement on Form S-1 (Registration No. 33-16975).

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

   10.11 Summary of 1995 Bonus Program for the Senior Corporate Staff of the Company.

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

   10.13 Supplemental Executive Retirement Plan of TDS is hereby incorporated by reference to Exhibit 10.13 to the  Company's
         Annual Report on Form 10-K for the year ended December 31, 1994.

   10.14 Securities  Loan Agreement,  dated June  31, 1995, between  TDS and  Merrill Lynch &  Co. is  hereby incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated June 16, 1995.

   10.15 Registration Rights Agreement  among TDS,  Merrill Lynch  & Co.  and United  States Cellular  Corporation is  hereby incorporated by reference to Exhibit 99.2 to the Company's Form 8-K dated June 16, 1995.

   10.16 Common Share Delivery Arrangement Agreement among TDS, Merrill Lynch & Co. and United States Cellular Corporation is
         hereby incorporated by reference to Exhibit 99.3 to the Company's Form 8-K dated June 16, 1995.

EXHIBIT
  NO.                                                  DESCRIPTION OF DOCUMENT
-------- --------------------------------------------------------------------------------------------------------------------
   10.17 LYONs  Offering Agreement between TDS and United States  Cellular Corporation is hereby incorporated by reference to
         Exhibit 99.4 to the Company's Form 8-K dated June 16, 1995.

   11    Statement regarding computation of per share earnings.

   12    Statement regarding computation of ratios.

   13    Incorporated portions of 1995 Annual Report to Security Holders.

   21    Subsidiaries of the Registrant.

   23.1  Consent of independent public accountants.

   23.2  Consent of independent accountants.

   27    Financial Data Schedules.