Form 10-Q
period 1996-03-31
UNITED STATES CELLULAR CORP
filed 1996-05-14
CIK 821130

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    ----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1996
                                           OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                    to

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
                                  X Yes    No
                                 ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                        Outstanding at April 30, 1996
       --------------                    -----------------------------
Common Shares, $1 par value                    53,075,857 Shares
Series A Common Shares, $1 par value           33,005,877 Shares
- -------------------------------------------------------------------------------

                       UNITED STATES CELLULAR CORPORATION

                         1ST QUARTER REPORT ON FORM 10-Q


                                      INDEX


                                                                   Page No.

Part I.   Financial Information

          Management's Discussion and Analysis of
            Results of Operations and Financial Condition            2-10

          Consolidated Statements of Operations -
            Three Months Ended March 31, 1996 and 1995                11

          Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1996 and 1995                12

          Consolidated Balance Sheets -
            March 31, 1996 and December 31, 1995                    13-14

          Notes to Consolidated Financial Statements                15-18


Part II.  Other Information                                           19


Signatures                                                            20

                          PART I. FINANCIAL INFORMATION

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                             AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

Three Months Ended 3/31/96 Compared to Three Months Ended 3/31/95

United States Cellular Corporation (the "Company" - AMEX symbol: USM) owns, operates and invests in cellular markets throughout the United States. USM owns or expects to own cellular interests, pursuant to agreements in place as of March 31, 1996, representing 24,199,000 population equivalents ("pops"). USM included the operations of 134 majority-owned and managed cellular markets, representing 19.9 million pops, in consolidated operations ("consolidated markets") at March 31, 1996. The Company has agreements in place to divest its controlling interests in four of these markets during 1996. Noncontrolling interests in 29 markets, representing 3.4 million pops, were accounted for using the equity method and were included in investment income at that date. Noncontrolling interests held for sale or trade in 41 other markets, representing 870,000 pops, were accounted for using the cost method. Following is a table of summarized operating data for USM's consolidated operations.

                                                 For the Three Months Ended
                                                       or at March 31,
                                               -----------------------------
                                                     1996            1995
                                                     ----            ----
  Total market population (in thousands) (1)        22,188          22,061
  Customers                                        785,000         478,000
  Market penetration                                  3.54%           2.17%
  Markets in operation                                 134             135
  Cell sites in service                              1,139             841
  Average monthly revenue per customer            $     64        $     71
  Churn rate per month                                 2.1%            2.1%
  Marketing cost per net customer addition        $    593        $    646

(1) Calculated using the respective Donnelley Marketing Service estimates for each year.

The Company's consolidated revenues and expenses include 100% of the revenues and expenses of the systems serving majority-owned and managed markets plus its corporate office operations. Investment income includes the Company's share of the net income or loss of each of the noncontrolling interests for which the Company follows the equity method of accounting.

Operating results for the first three months of 1996 primarily reflect improvement in the Company's established markets plus the net effect of the 18 markets acquired and 19 markets divested since March 31, 1995. Operating revenues, driven primarily by increases in customers served, rose $48.2 million, or 48%. Operating expenses rose $44.5 million, or 48%. Operating cash flow increased $9.2 million, or 33%.

Investment and other income increased $21.2 million to $49.5 million, due primarily to the increase of $20.2 million on gains on the sales of cellular interests. Interest expense decreased $1.9 million, or 25%, in 1996, primarily due to lower effective interest rates, offset by a 14% increase in average debt balances. Net income totaled $29.4 million in 1996 compared to $23.6 million in 1995, reflecting increased gains on the sales of cellular and other investments, improved operating results, decreased interest expense and increased income taxes. On a comparable basis, excluding the effect of the gains on sales of cellular and other investments (net of tax), net income increased 34% to $8.5 million in 1996 compared to $6.4 million in 1995.

Management believes there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter.

Operating Revenues

Operating revenues totaled $148.0 million in 1996, up $48.2 million, or 48%, over 1995. The net effect of acquisitions and divestitures ("net acquisitions") increased operating revenues $9.0 million, or 9%, in 1996.

Service revenues primarily consist of: (i) charges for access, airtime and value
- -added services provided to the Company's local retail customers who use the local systems operated by the Company; (ii) charges to customers of other systems who use the Company's cellular systems when roaming ("inbound roaming"); and (iii) charges for long-distance calls made on the Company's systems. Service revenues totaled $143.7 million in 1996, up $47.3 million, or 49%, over 1995. The increase was primarily due to the growing number of local retail customers and the growth in inbound roaming revenue offset by declining monthly average revenue per customer. Service revenues in 1996 increased 66%, or $63.5 million, due to customer growth and declined 17%, or $16.2 million, due to decreases in average monthly service revenue per customer. Net acquisitions increased service revenues $8.6 million, or 9%, in 1996.

Average monthly service revenue per customer totaled $64 in 1996 compared to $71 in 1995. The 10% decrease in average monthly service revenue per customer was primarily a result of a decrease in average revenue per minute of use from both local retail customers and inbound roamers. Although average monthly local minutes of use per retail customer totaled 96 in 1996 compared to 86 in 1995, the Company's use of incentive programs to increase lower-revenue weekend and off-peak usage in 1996 resulted in a decrease in average revenue per minute of use during the year. Inbound roaming revenue has been increasing at a slower rate than the Company's own customer base, which is growing faster than that of the rest of the industry. Also, the Company's average inbound roaming revenue per minute of use decreased during 1996, related to the ongoing trend toward reduced per minute prices for roaming negotiated between the Company and other cellular operators.

Revenue from local customers' usage of USM's systems increased $34.6 million, or 59%, in 1996. Growth in the number of customers was the primary reason for the increase in local revenue. The number of customers increased 64% to 785,000 at March 31, 1996 from 478,000 at March 31, 1995. Excluding net acquisitions, the Company's consolidated markets added 71,000 customers in the first quarter of 1996. While the percentage increase in customer additions is expected to be lower in the future, management anticipates that the total number of net customer additions will continue to increase during the remainder of 1996. Net acquisitions increased local revenue $7.6 million, or 13%, in 1996.

Average monthly local retail revenue per customer declined to $42 in 1996 from $43 in 1995. Monthly local retail minutes of use per customer averaged 96 in 1996 and 86 in 1995. While there was an increase in average local retail minutes of use from 1995 to 1996, average revenue per minute of use decreased as a result of the incentive programs stated previously. This decrease is part of an industry-wide trend and is believed to be related to the tendency of the early customers in a market to be the heaviest users during peak business hours. It also reflects the Company's and the industry's continued penetration of the consumer market, which tends to include fewer peak business hour-usage customers.

Inbound roaming revenue increased $9.3 million, or 31%, in 1996. This increase was attributable to the rise in the number of minutes used by customers from other systems when roaming in the Company's systems. Also contributing were the increased number of Company-managed systems and cell sites within those systems. This effect was offset somewhat by the decrease in average revenue per minute due to the downward trend in negotiated rates, as stated previously. Monthly inbound roaming revenue per customer averaged $17 in 1996 and $22 in 1995. The decrease is related to both the decrease in roaming revenue per minute and the faster increase in the Company's customer base than in inbound roaming revenue stated previously. Acquisitions increased inbound roaming revenue $1.3 million, or 4%, in 1996.

Long-distance revenue increased $4.5 million, or 69%, in 1996 as the volume of long-distance calls billed by the Company increased. Monthly long-distance revenue per customer averaged $5 in both 1996 and 1995. Acquisitions increased long-distance revenue $720,000, or 11%, in 1996.

Equipment sales revenues totaled $4.3 million in 1996, up $926,000, or 28%, over 1995. Equipment sales reflect the sale of 90,000 and 54,000 cellular telephone units in 1996 and 1995, respectively, plus installation and accessories revenue. The average revenue per unit was $47 in 1996 compared to $62 in 1995. The average revenue per unit decline partially reflects the Company's decision to reduce sales prices on cellular telephones to stimulate growth in the number of customers, to maintain its market position and to meet competitive prices as well as to pass through reduced manufacturers' prices to customers. Also, the Company uses promotions which are based on increased equipment discounting. The success of these promotions led to both an increase in units sold and a decrease in average equipment sales revenue per unit. Net acquisitions increased equipment sales revenues $358,000, or 11%, in 1996.

Operating Expenses

Operating expenses totaled $136.1 million in 1996, up $44.5 million, or 48%, over 1995. Acquisitions increased expenses $10.5 million, or 12%, in 1996.

System operations expenses increased $10.4 million, or 79%, in 1996 as a result of increases in customer usage expenses and costs associated with operating the Company's increased number of cellular systems and the growing number of cell sites within those systems. Also contributing to the increase were $2.0 million of costs related to fraudulent use of the Company's customers' cellular telephone numbers. The Company is putting procedures in place to combat this fraud, which is primarily related to roaming usage. In total, system operations costs are expected to continue to increase as the number of cell sites within and the number of customers using the Company's systems grows.

Customer usage expenses represent charges from other telecommunications service providers for USM's customers' use of their facilities as well as for the Company's inbound roaming traffic on these facilities, offset somewhat by pass-through roaming revenue. These expenses also include local interconnection to the landline network, toll charges and roaming expenses from the Company's customers' use of systems other than their local systems. Customer usage expenses
                                       -4-
were $13.8 million in 1996 compared to $5.4 million in 1995, and represented 10% of service revenues in 1996 and 6% in 1995.

Maintenance, utility and cell site expenses totaled $9.8 million in 1996 compared to $7.8 million in 1995, primarily reflecting an increase in the number of cell sites in the systems serving all majority-owned and managed markets, to 1,139 in 1996 from 841 in 1995. Net acquisitions increased system operations expenses $2.2 million, or 16%, in 1996.

Marketing and selling expenses increased $11.0 million, or 55%, in 1996. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent expenses; promotional expenses; local advertising and public relations expenses. The increase was primarily due to a 63% rise in the number of gross customer activations (excluding acquisitions and divestitures), to 117,000 in 1996 from 72,000 in 1995. Cost per gross customer addition, including losses on equipment sales, decreased to $360 in 1996 from $386 in 1995. Net acquisitions increased marketing and selling expenses $3.3 million, or 17%, in 1996.

Cost of equipment sold increased $4.3 million, or 38%, in 1996. The increases reflect the growth in unit sales related to the rise in gross customer activations made through the Company's direct and retail distribution channels, offset somewhat by falling manufacturer prices per unit. The average cost to the Company of a telephone unit sold, including accessories and installation, was $171 in 1996 compared to $206 in 1995. Net acquisitions increased cost of goods sold $1.5 million, or 14%, in 1996.

General and administrative expenses increased $13.4 million, or 48%, in 1996. These expenses include the costs of operating the Company's local business offices and its corporate expenses. The increase includes the effects of increases in expenses required to serve the growing customer base in existing markets and an expansion of both local administrative office and corporate staff, necessitated by growth in the Company's business. The Company is using an ongoing clustering strategy to combine local operations wherever feasible in order to gain operational efficiencies and reduce its administrative expenses. The increase also includes the effect of a higher amount of bad debt, primarily related to the Company's increased rate of customer growth, and the effect of increased non-income taxes levied by state and local taxing authorities. Net acquisitions increased direct field-related general and administrative expenses $2.8 million, or 10%, in 1996.

Operating  cash  flow  (operating  income   before  minority  share  plus
depreciation and amortization expense) increased $9.2 million, or 33%, to $37.0 million in 1996. The improvement was primarily due to growth in service revenues and slightly lesser growth in operating expenses resulting from improved operational efficiencies. Operating cash flow margins were 26% in 1996 and 29% in 1995. The decreased margin in 1996 primarily reflects the effect of expenses related to the increased customer growth, roaming fraud, bad debt and non-income taxes stated previously.

Depreciation expense increased $4.7 million, or 38%, in 1996. The increase reflects rising average fixed asset balances, which increased 41% in 1996. Increased fixed asset balances primarily result from the increase in cell sites built to improve coverage in the Company's markets. Net acquisitions increased depreciation expense $608,000, or 5%, in 1996.

Amortization of intangibles increased $772,000, or 10%, in 1996. The increase is primarily due to increases in deferred information system costs, which are amortized over the estimated useful life of the associated improvements. Net acquisitions increased amortization of intangibles $117,000, or 2%, in 1996.

Operating Income before Minority Share

Operating income before minority share totaled $11.8 million in 1996, an increase of $3.8 million, or 47%, over 1995. The operating income margin (as a percent of service revenues) was 8% in both 1996 and 1995. The improvement in operating income dollars reflects improved results in the more established markets and increased revenues resulting from growth in the number of customers served by the Company's systems. This was partially offset by costs associated with the growth of the Company's operations, increased losses on equipment sales and the effect of roaming fraud, bad debt and non-income taxes stated previously. Net acquisitions decreased operating income before minority share $1.6 million, or 20%, in 1996.

The Company expects service revenues to continue to grow significantly during the remainder of 1996 as it adds customers to its existing systems and realizes a full year of revenues from customers added in 1995. However, management anticipates that average monthly revenue per customer will continue to decrease as local retail and inbound roaming revenue per minute of use declines and as the growth rate of the Company's customer base exceeds the growth rate of inbound roaming revenue, diluting the roaming contribution per customer. The Company also expects expenses to increase significantly during 1996 as it incurs costs for cell sites added in 1995 and incurs costs associated with customer and system growth.

Investment and Other Income

Investment and other income totaled $49.5 million in 1996, an increase of $21.2 million, or 75%, over 1995. Investment income was $10.3 million in 1996 compared to $9.7 million in 1995. Investment income primarily represents the Company's share of net income from the markets managed by others that are accounted for by the equity method. Gain on sale of cellular interests totaled $38.7 million in 1996, an increase of $20.2 million over 1995. The 1996 amount primarily reflects gains recorded on the sales of the Company's majority interests in four markets and on cash received in an exchange of markets with another cellular operator. The 1995 amount reflects gains recorded on the sale of the Company's majority interest in one market and on the sales of the Company's minority interests in two markets.

Interest and Income Taxes

Total interest expense decreased $1.9 million, or 25%, in 1996. Interest expense in 1996 is primarily related to Liquid Yield Option Notes ("LYONs") ($3.5 million) and borrowings under vendor financing agreements ($2.1 million). Interest expense in 1995 is primarily related to borrowings under the Revolving Credit Agreement with Telephone and Data Systems, Inc. ("TDS"), the Company's parent organization, ($6.1 million) and borrowings under the vendor financing agreements ($1.6 million).

The LYONs are zero coupon convertible debentures which do not require current cash payments of interest. No LYONs were outstanding during the first quarter of 1995. The average amount of debt under the vendor financing agreements was $118.6 million in the first three months of 1996 and $91.2 million in 1995. The average interest rate on such debt was 7.7% in 1996 and 7.0% in 1995. The average amount of debt outstanding under the Revolving Credit Agreement was $222.0 million during the first quarter of 1995; no borrowings were outstanding during the first quarter of 1996. The average interest rate on such debt was 11.0% in 1995.

Income tax expense was $24.0 million in 1996 and $3.2 million in 1995. In 1996, $17.9 million of income tax expense related to the gains on sales of cellular interests. Income tax expense for 1995 primarily includes the federal income taxes of consolidated subsidiaries not included in the TDS consolidated federal income tax return plus $1.3 million of taxes related to the gains on sales of cellular interests. State income tax expense was primarily related to subsidiaries generating taxable income after utilization of state net operating losses.

USM is included in a consolidated federal income tax return with other members of the TDS consolidated group. TDS and USM are parties to a Tax Allocation Agreement under which USM is able to carry forward its losses and credits and use them to offset any current or future income tax liabilities to TDS. The amount of the federal net operating loss carryforward available to offset future taxable income aggregated approximately $74 million at December 31, 1995, and expires between 2002 and 2010. The amount of the state net operating loss carryforward available to offset future taxable income aggregated approximately $212 million at December 31, 1995, and expires between 1996 and 2010. Both the federal and state loss carryforwards have been significantly reduced by the gains on the sales of cellular and other investments during 1995 and 1996, and more reductions are anticipated from gains which may be recognized on sales of cellular interests for which the Company has agreements as of March 31, 1996.

Net Income

Net income totaled $29.4 million in 1996, an increase of $5.8 million, or 25%, over 1995. Earnings per share was $.34 in 1996 and $.29 in 1995. The improvement resulted from gains on the sales of cellular and other investments, improved operating results in the established markets and reduced interest expense, partially offset by increased income tax expense. On a comparable basis (net of tax), excluding gains on the sales of cellular and other investments, net income totaled $8.5 million in 1996, an increase of $2.1 million, or 34%, over 1995. The improvement primarily reflects the improvement in net income offset by the increase in weighted average Common and Series A Common Shares outstanding. The weighted average number of Common and Series A Common Shares outstanding for 1996 increased 4%, primarily due to the issuance of Common Shares in connection with acquisitions.

FINANCIAL RESOURCES AND LIQUIDITY

The Company operates a capital- and marketing-intensive business. Rapid growth in markets operated by the Company, capital expenditures and customers served has caused financing requirements for acquisitions, construction and operations to exceed internally generated cash flow until recent years. In recent years, the Company has generated operating cash flow and received cash proceeds from divestitures to fund most of its construction and operating expenses. The Company has been profitable for the last eight quarters, but had previously incurred significant start-up costs and operating losses. The Company anticipates further substantial growth in cellular units in service and revenues as it continues its expansion and development programs. Marketing and system operations expenses associated with this expansion may reduce the rate of growth in operating cash flow and operating income over the next several quarters.

Cash flows from operating activities provided $2.5 million in 1996 and $22.6 million in 1995. Operating cash flow (operating income or loss before minority share plus depreciation and amortization expense) provided cash totaling $37.0 million in 1996 and $27.8 million in 1995. The increase in operating cash flow primarily reflects improvement in the Company's established markets. Net acquisitions decreased operating cash flow $848,000, or 3%, in 1996. Cash flows from other operating activities (investment and other income, interest expense, changes in working capital and changes in other assets and liabilities) required cash investments totaling $34.5 million in 1996 and $5.2 million in 1995. The increase in cash required for other activities in 1996 reflects cash used to reduce accounts payable balances prior to the Company's conversion to a new accounting system software.

Cash flows from financing activities provided $5.1 million in 1996 and required $3.7 million in 1995. In 1996, issuances of USM Common Shares, primarily to TDS, provided $9.4 million while repayments of debt under the vendor financing agreements required $3.6 million. In 1995, repayments of amounts owed under the Revolving Credit Agreement with TDS totaled $52.8 million, and repayments of amounts owed under the vendor financing agreement totaled $4.9 million. Additional vendor financing transactions provided cash totaling $54.2 million in 1995.

Cash flows from investing activities provided $16.1 million in 1996 and required $10.8 million in 1995. The Company received net cash proceeds totaling $65.9 million in 1996 and $30.3 million in 1995 related to the sales and exchanges of cellular interests. Cash required for property, plant and equipment expenditures totaled $51.4 million in 1996, representing the construction of 27 cell sites and other plant additions; these cash requirements totaled $37.4 million in 1995, representing the construction of 38 cell sites and other plant additions. Cash totaling $4.1 million was also required in 1995 to fund investments in and advances to minority partnerships.

Anticipated capital requirements for 1996 primarily reflect the Company's construction and system expansion program. The Company's construction and system expansion budget for 1996 is approximately $240 million, primarily for new cell sites to expand and enhance the Company's coverage in its service areas and for the enhancement of the Company's office systems.

Acquisitions and Divestitures

The Company is continuing to assess its cellular holdings in order to maximize the benefits derived from clustering its markets. As the number of opportunities for outright acquisitions has decreased in recent years, and as the Company's clusters have grown, the Company's focus has shifted toward exchanges and divestitures of managed and investment interests. Recently, the Company has completed exchanges of controlling interests in its less strategic markets for controlling interests in markets which better complement its clusters. The Company has also completed outright sales of other less strategic markets. The proceeds from these sales have been used to further the Company's growth.

The Company has gradually slowed its pace of acquisitions. In the first three months of 1996, the Company purchased a controlling interest in one market and several minority interests, representing 304,000 pops, and received a controlling interest in another market through an exchange with another cellular operator. The total consideration paid in these transactions, primarily in the form of USM Common Shares issued to TDS to reimburse TDS for the value of TDS Common Shares issued to third parties, totaled $43.8 million. In the first three months of 1995, the Company purchased controlling interests in six markets and several minority interests, representing 1.0 million pops. The total consideration paid for these purchases, primarily in the form of USM Common Shares issued to TDS to reimburse TDS for the value of TDS Common Shares issued to third parties, totaled $80.4 million. The controlling interests acquired in these transactions were subject to acquisition or exchange agreements which were entered into prior to the year in which the acquisitions were completed.

In the first quarter of 1996, the Company sold controlling interests in four markets and one market partition, representing 433,000 pops, and divested a controlling interest in another market through the exchange mentioned previously. The Company received cash consideration totaling $67.4 million both from these sales and from the exchange. In the first quarter of 1995, the Company sold a controlling interest in one market and minority interests in two markets, representing 338,000 pops. The Company received cash consideration totaling $30.8 million from these sales.

At March 31,  1996,  the Company had  agreements  pending to divest  controlling interests in four markets and a minority interest, representing 654,000 population equivalents, and to settle
                                       -8-
litigation related to an investment interest which was divested in 1995. If the divestitures and litigation settlement are completed as planned, the Company will receive cash and notes receivable totaling approximately $135 million. All of the pending exchange, acquisition, divestiture and litigation settlement agreements discussed above are expected to be completed during 1996. Certain of these transactions are expected to generate substantial gains for book and tax purposes.

TDS has proposed the transfer of its minority ownership interests in certain cellular markets acquired in conjunction with prior acquisitions of telephone companies to the Company. As currently contemplated, the minority interests subject to the proposal represent approximately 614,000 population equivalents. The current proposed purchase price is approximately $110 million in cash.

The TDS proposal is subject to negotiation and has been referred to a previously established independent committee of the Company's Board of Directors. The independent committee has retained Lazard Freres LLC as its financial advisor. The proposed transaction will be subject to approval by the independent committee of the USM Board of Directors, to the completion of definitive documentation and to compliance with regulatory requirements.

LIQUIDITY

The Company anticipates that the aggregate resources required for the remainder of 1996 will include approximately $189 million for capital spending, $110 million for the purchase of cellular interests from TDS and $17 million of scheduled debt repayments. Not included in the above amounts are those related to any acquisition agreements that the Company may enter into during the remainder of 1996. These potential acquisitions may require substantial funding for both their acquisition and operation during the remainder of 1996.

The Company had $62 million of cash and cash equivalents and affiliated cash investments at March 31, 1996, anticipates generating an increasing amount of cash flows from operating activities and is scheduled to receive approximately $115 million in cash proceeds from pending divestitures and a litigation settlement during 1996. The Company also has $100 million available under the Revolving Credit Agreement with TDS and $4 million available under its vendor financing agreements.

The Company sold $745 million principal amount at maturity of zero coupon convertible debt in June 1995. Most of the net proceeds to the Company of approximately $221 million from the sale of the LYONs were used to completely repay debt to TDS under the Revolving Credit Agreement. In connection with the sale of the LYONs, on June 29, 1995, the Company and TDS amended the Revolving Credit Agreement to reduce the available line of credit thereunder to $100 million andto reduce the interest rate for borrowings to prime plus 0.75%. No borrowings were outstanding under the Revolving Credit Agreement at March 31, 1996.

The Company has two arrangements for the financing of cellular system equipment and construction costs with an equipment vendor. Terms of borrowings under the first agreement are for seven years at interest rates of 2.25% or 2.31% over the 90-day Commercial Paper Rate of high-grade, unsecured notes (for rates of 7.6% or 7.7%, respectively, at March 31, 1996). The Company also has an agreement with the same equipment vendor which was assumed pursuant to a 1993 acquisition which is arranged through the individual entity acquired. The interest rate for these borrowings is 2.25% over the 90-day Commercial Paper Rate of high-grade, unsecured notes (for a rate of 7.6% at March 31, 1996). In the aggregate, borrowings totaling $117.5 million were outstanding under these vendor financing agreements at March 31, 1996, and approximately $4 million remained available under these agreements at that date.

Management believes that the Company's operating cash flows and cash proceeds from scheduled market divestitures provide substantial financial flexibility. The Company also has a line of credit and longer term financing commitments to help meet its short- and long-term financing needs. Additionally, the Company has access to public and private capital markets and anticipates issuing debt and equity securities when capital requirements (including acquisitions), financial market conditions and other factors warrant.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited


                                                     Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                   1996             1995
                                                  ------           ------
                                                    (Dollars in thousands,
                                                  except per share amounts)
OPERATING REVENUES
   Service                                   $    143,692        $   96,400
   Equipment sales                                  4,274             3,348
                                             ------------        ----------
     Total Operating Revenues                     147,966            99,748
                                             ------------        ----------
OPERATING EXPENSES
   System operations                               23,578            13,202
   Marketing and selling                           30,903            19,922
   Cost of equipment sold                          15,473            11,199
   General and administrative                      41,053            27,667
   Depreciation                                    16,935            12,264
   Amortization of intangibles                      8,202             7,430
                                             ------------        ----------
     Total Operating Expenses                     136,144            91,684
                                             ------------        ----------

OPERATING INCOME BEFORE MINORITY SHARE             11,822             8,064
Minority share of operating income                 (2,112)           (1,888)
                                             ------------        ----------
OPERATING INCOME                                    9,710             6,176

INVESTMENT AND OTHER INCOME
   Investment income                               10,303             9,717
   Amortization of licenses related
     to investments                                  (286)             (232)
   Interest income                                  1,152               992
   Other (expense), net                              (333)             (670)
   Gain on sale of cellular interests              38,691            18,517
                                             ------------        ----------
     Total Investment and Other Income             49,527            28,324
                                             ------------        ----------

INCOME BEFORE INTEREST AND INCOME TAXES            59,237            34,500
                                             ------------        ----------
Interest expense - affiliate                          --              6,090
Interest expense - other                            5,806             1,615
                                             ------------        ----------
     Total Interest Expense                         5,806             7,705
                                             ------------        ----------

INCOME BEFORE INCOME TAXES                         53,431            26,795
Income tax expense                                 24,044             3,197
                                             ------------        ----------

NET INCOME                                   $     29,387        $   23,598
                                             ============        ==========
WEIGHTED AVERAGE COMMON
   AND SERIES A COMMON SHARES (000s)               85,686            82,131

EARNINGS PER COMMON AND
   SERIES A COMMON SHARE                     $        .34        $      .29
                                             ============        ==========


                  The accompanying notes to consolidated financial
                 statements are an integral part of these statements.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                     Three Months Ended
                                                          March 31,
                                                ---------------------------
                                                       1996            1995
                                                      ------          ------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                     $    29,387      $   23,598
   Add (Deduct) adjustments to reconcile net
     income to net cash provided by operating
     activities
        Depreciation and amortization                  25,423          19,926
        Investment income                             (10,303)         (9,717)
        Gain on sale of cellular interests            (38,691)        (18,517)
        Minority share of operating income              2,112           1,888
        Other noncash expense                           4,916             976
        Change in accounts receivable                   2,068           1,172
        Change in accounts payable                    (20,925)         (6,462)
        Change in accrued interest                        113           6,037
        Change in accrued taxes                         7,392           1,102
        Change in other assets and liabilities          1,032           2,562
                                                  -----------      ----------
                                                        2,524          22,565
                                                  -----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Long-term debt borrowings                             --            54,218
   Repayment of long-term debt                         (3,561)         (4,863)
   Change in Revolving Credit Agreement                  --           (52,781)
   Common Shares issued                                 9,401             373
   Capital contributions (distributions)
      from/to minority partners                          (751)           (656)
                                                  -----------      ----------
                                                        5,089          (3,709)
                                                  -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment         (51,353)        (37,375)
   Investments in and advances to nonconsolidated
      partnerships                                      1,667          (4,063)
   Distributions from partnerships                      2,566           1,790
   Proceeds from sale of investments                   65,922          30,300
   Acquisitions, excluding cash acquired                 (367)           (271)
   Other investments                                   (2,359)         (1,158)
                                                  -----------      ----------
                                                       16,076         (10,777)
                                                  -----------      ----------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                    23,689           8,079
CASH AND CASH EQUIVALENTS-
   Beginning of period                                 38,404           5,800
                                                  -----------      ----------
   End of period                                  $    62,093      $   13,879
                                                  ===========      ==========


                 The accompanying notes to consolidated financial
               statements are an integral part of these statements.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                       (Unaudited)
                                      March 31, 1996        December 31, 1995
                                     ----------------       -----------------
                                              (Dollars in thousands)
CURRENT ASSETS
   Cash and cash equivalents
      General funds                     $     27,583             $      8,462
      Affiliated cash investments             34,510                   29,942
                                        ------------             ------------
                                              62,093                   38,404
   Accounts receivable
      Customers                               44,011                   42,934
      Roaming                                 27,249                   26,316
      Affiliates                                --                      2,166
      Other                                    6,705                    5,761
   Inventory                                   6,290                    9,198
   Prepaid and other current assets            3,840                    5,007
                                        ------------             ------------
                                             150,188                  129,786
                                        ------------             ------------

PROPERTY, PLANT AND EQUIPMENT
   In service                                708,069                  674,450
   Less accumulated depreciation             159,949                  144,423
                                        ------------             ------------
                                             548,120                  530,027
                                        ------------             ------------

INVESTMENTS
   Cellular partnerships                     141,038                  134,421
   Licenses, net of amortization           1,050,878                1,035,846
   Notes and interest receivable              16,566                   16,376
                                        ------------             ------------
                                           1,208,482                1,186,643
                                        ------------             ------------
DEFERRED CHARGES
   Deferred start-up costs,
     net of amortization                       1,253                    1,728
   Other deferred charges,
     net of amortization                      33,011                   31,960
                                        ------------             ------------
                                              34,264                   33,688
                                        ------------             ------------

   Total Assets                         $  1,941,054             $  1,880,144
                                        ============             ============


               The accompanying notes to consolidated financial
             statements are an integral part of these statements.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                            (Unaudited)
                                          March 31, 1996     December 31, 1995
                                        ----------------    -------------------
                                                 (Dollars in thousands)

CURRENT LIABILITIES
   Current portion of long-term
     debt and preferred stock             $     20,722         $     30,939
   Notes payable                                 1,375                1,375
   Accounts payable
      Affiliates                                 1,404               11,636
      Other                                     42,495               62,046
   Accrued taxes                                28,106               20,753
   Customer deposits and deferred
     revenues                                   12,224               11,332
   Other current liabilities                    15,815               17,028
                                          ------------         ------------
                                               122,141              155,109
                                          ------------         ------------
LONG-TERM DEBT,
  excluding current portion                     96,729               98,656
                                          ------------         ------------

6% ZERO COUPON CONVERTIBLE
  DEBENTURES                                   239,277              235,750
                                          ------------         ------------

DEFERRED LIABILITIES AND CREDITS
   Net deferred income tax liability            13,897               14,331
   Other                                         1,602                1,541
                                          ------------         ------------
                                                15,499               15,872
                                          ------------         ------------

MINORITY INTEREST                               47,107               45,303
                                          ------------         ------------

COMMON SHAREHOLDERS' EQUITY
   Common Shares,
     par value $1 per share                     52,783               49,966
   Series A Common Shares,
     par value $1 per share                     33,006               33,006
   Additional paid-in capital                1,283,302            1,206,614
   Common Shares issuable, 292,966
     shares and 928,009 shares,
     respectively                                6,739               24,784
   Retained earnings                            44,471               15,084
                                          ------------         ------------
                                             1,420,301            1,329,454
                                          ------------         ------------
   Total Liabilities and
     Shareholders' Equity                 $  1,941,054         $  1,880,144
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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

2. Earnings per Common and Series A Common Share for the three months ended March 31, 1996 and 1995, was computed by dividing Net Income by the weighted average number of Common Shares, Series A Common Shares and dilutive common equivalent shares outstanding during the period. Dilutive common stock equivalents at March 31, 1996 and 1995, consist primarily of dilutive Common Shares issuable and Redeemable Preferred Stock.

3. A cellular acquisition closed during 1992 requires USM to deliver Common Shares in the future. USM is required to issue 292,966 Common Shares to third parties in 1996.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4. Assuming that acquisitions accounted for as purchases during the period January 1, 1995, to March 31, 1996, had taken place on January 1, 1995, pro forma results of operations would have been as follows:

                                                       Three Months Ended
                                                             March 31,
                                                     ----------------------
                                                     1996              1995
                                                    ------            ------
                                                      (Dollars in thousands,
                                                    except per share amounts)

      Service Revenues                          $     144,422   $     100,937
      Equipment Sales                                   4,331           3,772
      Interest Expense
       (including cost to finance acquisitions)         5,806           7,539
      Net Income                                       29,134          20,073
      Earnings per Common and
       Series A Common Share                    $         .34             .24


5. The following summarized unaudited income statements are the combined summarized income statements of the cellular system partnerships listed below which are accounted for by the Company following the equity method. The combined summarized income statements were compiled from financial statements and other information obtained by the Company as a limited partner of the cellular limited partnerships as set forth below. The cellular system partnerships included in the combined summarized income statements and the Company's ownership percentage of each cellular system partnership at March 31, 1996, are set forth in the following table.
                                                              The Company's
                                                                 Limited
                                                               Partnership
             Cellular System Partnership                        Interest
        -------------------------------------               ----------------
        Los Angeles SMSA Limited Partnership                      5.5%
        Nashville/Clarksville MSA Limited Partnership            49.0%
        Baton Rouge MSA Limited Partnership                      52.0%

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                       (Unaudited)
                                                   Three Months Ended
                                                        March 31,
                                                -------------------------
                                                 1996               1995
                                                ------             ------
                                                  (Dollars in thousands)

      REVENUES                               $     206,341    $     184,825

      EXPENSES
        Selling, general and administrative        110,164           87,664
        Depreciation and amortization               22,964           15,222
                                             -------------    -------------
                                                   133,128          102,886
                                             -------------    -------------

      OPERATING INCOME                              73,213           81,939
      OTHER INCOME, NET                              2,418            1,741
                                             -------------    -------------

      NET INCOME                             $      75,631    $      83,680
                                             =============    =============

6.    Supplemental Cash Flow Information

      The Company acquired  certain  cellular  licenses and interests during the
      first  three  months  of  1996  and  1995.  In   conjunction   with  these
      acquisitions, the following assets were acquired, liabilities assumed and Common Shares issued.
                                                   Three Months Ended
                                                        March 31,
                                                 -----------------------
                                                 1996               1995
                                                ------             ------
                                                  (Dollars in thousands)

      Property, plant and equipment, net    $       7,069      $     12,829
      Cellular licenses                            37,503            80,222
      Decrease in equity-method investment
        in cellular interests                      (2,734)           (1,943)
      Accounts receivable                           2,350             2,241
      Revolving Credit Agreement - TDS               --             (12,103)
      Long-term debt                                 --              (9,936)
      Accounts payable                               (938)           (2,222)
      Other assets and liabilities,
        excluding cash acquired                      (422)           (2,216)
      Common Shares issued and issuable           (42,461)          (66,601)
                                             ------------      ------------
      Decrease in cash due to acquisitions   $        367      $        271
                                             ============      ============

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




      The following summarizes certain noncash transactions, and interest and income taxes paid.

                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                    1996               1995
                                                   -----              ------
                                                  (Dollars in thousands)

      Interest paid                             $      1,152     $      1,128
      Income taxes paid                               16,545              318

      Accrued interest converted into debt
        under the Revolving Credit Agreement             --             5,864
      Common Shares issued by USM
        for conversion of USM Preferred Stock
        and TDS Preferred Shares                $     18,450     $     22,236


7.    Contingencies

      The Company's material contingencies as of March 31, 1996, include the collectibility of a $5.5 million note receivable under a long-term financing agreement with a cellular company and a $10.0 million standby letter of credit in support of a bank loan to an entity minority- owned by the Company. For further discussion of these contingencies, see Note 14 of Notes to Consolidated Financial Statements included in the Company's 1995 Report on Form 10-K for the year ended December 31, 1995.

8.    Gain on Sale of Cellular Interests

      USM sold its majority interest in four markets and one market partition, and traded one wholly-owned market for another market during the first three months of 1996. USM recognized $38.7 million on the sales and exchange of these non-strategic cellular interests.

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

     (a)     Exhibit 11 - Statement regarding computation of per share earnings.

     (b)     Exhibit 12 - Statement regarding computation of ratios.

     (c)     Exhibit 27 - Financial Data Schedule.

     (d)     Reports on Form 8-K filed during the quarter ended March 31, 1996:

             The Company filed a report on Form 8-K dated January 10, 1996, which included a press release which announced that the Company had received a proposal from Telephone and Data Systems, Inc. ("TDS") for the transfer to the Company of TDS's minority ownership interest in certain cellular markets.

             No other reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        UNITED STATES CELLULAR CORPORATION
                                                     (Registrant)





Date   May  14, 1996
       -------------                      /s/ H. DONALD NELSON
                                        ------------------------------------
                                        H. Donald Nelson
                                        President
                                        (Chief Executive Officer)


Date   May  14, 1996
       -------------                      /s/ KENNETH R. MEYERS
                                        ------------------------------------
                                        Kenneth R. Meyers
                                        Vice President-Finance and Treasurer
                                        (Chief Financial Officer)


Date   May  14, 1996
       -------------                      /s/ PHILLIP A. LORENZINI
                                        ------------------------------------
                                        Phillip A. Lorenzini
                                        Controller
                                        (Principal Accounting Officer)