Form 10-Q
period 1996-06-30
UNITED STATES CELLULAR CORP
filed 1996-08-13
CIK 821130

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 X      QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           June 30, 1996
                               ---------------------------------
                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________________________to______________________


                          Commission File Number 1-9712

- --------------------------------------------------------------------------------


                       UNITED STATES CELLULAR CORPORATION


- --------------------------------------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X     No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at July 31, 1996
   Common Shares, $1 par value                         53,083,674 Shares
 Series A Common Shares, $1 par value                  33,005,877 Shares

- --------------------------------------------------------------------------------

                       UNITED STATES CELLULAR CORPORATION

                         2ND QUARTER REPORT ON FORM 10-Q


                                      INDEX




                                                                   Page
No.                                                                ----
- ---
Part I.   Financial Information:

           Management's Discussion and Analysis of
           Results of Operations and Financial Condition            2-9

           Consolidated Statements of Operations -
           Three Months and Six Months Ended June 30, 1996
           and 1995                                                 10

           Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1996 and 1995                  11

           Consolidated Balance Sheets -
           June 30, 1996 and December 31, 1995                     12-13

           Notes to Consolidated Financial Statements              14-17


Part II.  Other Information                                        18-19


Signatures                                                          20

                          PART I. FINANCIAL INFORMATION

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                             AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Six Months Ended 6/30/96 Compared to Six Months Ended 6/30/95

United States Cellular Corporation (the "Company" - AMEX: USM) owns, operates and invests in cellular markets throughout the United States. USM owns or expects to own, pursuant to agreements in place as of June 30, 1996, cellular interests representing 24,669,000 population equivalents ("pops"). USM included the operations of 130 majority-owned and managed cellular markets, representing
19.9 million pops, in consolidated operations ("consolidated markets") at June 30, 1996. Noncontrolling interests in 29 markets, representing 3.4 million pops, were accounted for using the equity method and were included in investment income at that date. Noncontrolling interests held for sale or trade in 46 other markets, representing 1.4 million pops, were accounted for using the cost method. Following is a table of summarized operating data for USM's consolidated operations.

                                                Six Months Ended or at June 30,
                                                -------------------------------
                                                      1996         1995
                                                      ----         ----
 Total market population (in thousands) (1)          21,483       22,430
 Customers                                          860,000      550,000
 Market penetration                                   4.00%        2.45%
 Markets in operation                                   130          137
 Cell sites in service                                1,185          940
 Average monthly revenue per customer                  $ 67         $ 73
 Churn rate per month                                  1.9%         2.0%
      Marketing cost per net customer addition         $564         $589

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

Operating results for the first six months of 1996 primarily reflect improvement in the Company's established markets (those markets included in consolidated operations at June 30, 1995) plus the net effect of the six markets acquired and 13 markets divested since June 30, 1995. Operating revenues, driven primarily by increases in customers served, rose $105.8 million, or 49%. Operating expenses rose $82.9 million, or 42%. Operating cash flow increased $34.0 million, or 57%.

Investment and other income increased $95.6 million to $149.8 million, due primarily to the increase of $89.6 million on gains on the sales of cellular and other investments. Interest expense decreased $3.3 million, or 22%, in 1996, primarily due to lower effective interest rates. Income tax expense increased $75.5 million to $82.0 million, due both to increased gains on the sale of cellular and other investments as well as improved operating results in 1996. Net income totaled $92.4 million in 1996 compared to $47.7 million in 1995. In both years, net income included significant gains on sales of cellular and other investments. A summary of the net-of-tax effect of these gains is shown below.

                                                    Six Months Ended June 30,
                                                    -------------------------
                                                         1996        1995
                                                         ----        -----
                                                     (Dollars in thousands,
                                                     except per share amounts)
      Net income as reported                          $  92,442     $  47,687
      Less: Effects of gains                            (64,201)      (32,447)
                                                      ---------     ---------
      As adjusted                                     $  28,241     $  15,240
                                                      =========     =========

      Earnings per share as reported                  $    1.08     $     .57
      Less: Effects of gains                               (.75)         (.39)
                                                      ---------     ---------
      As adjusted                                     $     .33     $     .18
                                                      =========     =========

Operating Revenues

Operating revenues totaled $322.7 million in 1996, up $105.8 million, or 49%, over 1995. The net effect of acquisitions and divestitures ("net acquisitions") increased operating revenues $15.9 million, or 7%, in 1996.

Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to the Company's local retail customers who use the local systems operated by the Company ("local retail"); (ii) charges to customers of other systems who use the Company's cellular systems when roaming ("inbound roaming"); and (iii) charges for long-distance calls made on the Company's systems. Service revenues totaled $314.2 million in 1996, up $104.3 million, or 50%, over 1995. The increase was primarily due to the growing number of local retail customers and the growth in inbound roaming revenue. Average monthly revenue per customer declined 8% to $67 in 1996 from $73 in 1995. This decrease was primarily a result of a decrease in average revenue per minute of use from both inbound roamers and local retail customers. Net acquisitions increased service revenues $15.3 million, or 7%, in 1996.

Local retail revenue increased $73.2 million, or 57%, in 1996. Growth in the number of customers was the primary reason for the increase in local revenue. The number of customers increased 56% to 860,000 at June 30, 1996 from 550,000 at June 30, 1995. The Company's consolidated markets added 152,000 customers through its marketing channels in 1996 compared to 103,000 in 1995. While the percentage increase in customer additions is expected to be lower in the future, management anticipates that the total number of net customer additions will continue to increase in the next few years. Net acquisitions increased local retail revenue $14.8 million, or 12%, in 1996.

Average monthly local retail revenue per customer decreased to $43 in 1996 from $45 in 1995. Monthly local retail minutes of use per customer increased 12% to 102 in 1996 from 91 in 1995. While there was an increase in average local retail minutes of use from 1995 to 1996, the Company's use of incentive programs in 1996 that encourage weekend and off-peak usage, in order to stimulate overall usage, resulted in a decrease in average revenue per minute of use during the year. The decrease in average monthly local retail revenue is part of an industry-wide trend and is believed to be related to the tendency of the early customers in a market to be the heaviest users during peak business hours. It also reflects the Company's and the industry's continued penetration of the consumer market, which tends to include fewer peak business hour- usage customers. Local retail revenues increased 64%, or $81.4 million, in 1996 due to customer growth and declined 6%, or $8.2 million, due to decreases in average monthly local retail revenue per customer.

Inbound roaming revenue increased $22.8 million, or 35%, in 1996. This increase was attributable to the rise in the number of minutes used by customers from other systems when roaming in the Company's systems. Also contributing were the increased number of cell sites within the Company's systems. This effect was offset somewhat by the decrease in average revenue per minute, related to the ongoing trend toward reduced per minute prices for roaming negotiated between the Company and other cellular operators. Monthly inbound roaming revenue per customer averaged $19 in 1996 and $23 in 1995. Inbound roaming revenue has been increasing at a slower rate than the Company's own customer base (35% compared to 56%), which is growing faster than that of the rest of the industry. Net acquisitions increased inbound roaming revenue $897,000, or 1%, in 1996.

Long-distance revenue increased $10.0 million, or 69%, in 1996 as the volume of long-distance calls billed by the Company increased. Monthly long-distance revenue per customer averaged $5 in both 1996 and 1995. Net acquisitions increased long-distance revenue $1.3 million, or 9%, in 1996.

Equipment sales revenues totaled $8.5 million in 1996, up $1.5 million, or 21%, over 1995. Equipment sales reflect the sale of 177,000 and 122,000 cellular telephone units in 1996 and 1995, respectively, plus installation and accessories revenue. The average revenue per unit was $48 in 1996 compared to $57 in 1995. The average revenue per unit decline partially reflects the Company's decision to reduce sales prices on cellular telephones to stimulate growth in the number of customers, to maintain its market position and to meet competitive prices as well as to pass through reduced manufacturers' prices to customers. Also, the Company uses promotions which are based on increased equipment discounting. The success of these promotions led to both an increase in units sold and a decrease in average equipment sales revenue per unit. Net acquisitions increased equipment sales revenues $618,000, or 9%, in 1996.

Operating Expenses

Operating expenses totaled $280.8 million in 1996, up $82.9 million, or 42%, over 1995. Net acquisitions increased expenses $17.1 million, or 9%, in 1996.

System operations expenses increased $21.9 million, or 72%, in 1996 as a result of increases in customer usage expenses and costs associated with the growing number of cell sites within the Company's systems. Also contributing to the increase was a $5.4 million increase in costs related to fraudulent use of the Company's customers' cellular telephone numbers. The Company is implementing procedures in certain markets to combat this fraud, which is primarily related to roaming usage. In total, system operations costs are expected to continue to increase as the number of cell sites within and the number of customers using the Company's systems grows. Net acquisitions increased system operations expenses $3.2 million, or 11%, in 1996.

Customer usage expenses represent charges from other telecommunications service providers for USM's customers' use of their facilities as well as for the Company's inbound roaming traffic on these facilities, offset somewhat by pass-through roaming revenue. These expenses also include local interconnection to the landline network, toll charges and roaming expenses from the Company's customers' use of systems other than their local systems. Customer usage expenses were $31.3 million in 1996 compared to $13.2 million in 1995, and represented 10% of service revenues in 1996 and 6% in 1995. These increases primarily resulted from the effect of increased roaming fraud costs in 1996.

Maintenance, utility and cell site expenses totaled $21.0 million in 1996 compared to $17.2 million in 1995. This increase primarily reflects an increase in the number of cell sites in the systems serving all majority-owned and managed markets, which totaled 1,185 in 1996 and 940 in 1995.

Marketing and selling expenses increased $19.2 million, or 44%, in 1996. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent expenses; promotional expenses; local advertising and public relations expenses. The increase was primarily due to a 49% rise in the number of gross customer activations (excluding acquisitions and divestitures), to 240,000 in 1996 from 161,000 in 1995. Cost per gross customer addition, including losses on equipment sales, decreased to $357 in 1996 from $377 in 1995. Net acquisitions increased marketing and selling expenses $5.6 million, or 13%, in 1996.

Cost of equipment sold increased $7.4 million, or 31%, in 1996. The increases reflect the growth in unit sales related to the rise in gross customer activations made through the Company's direct and retail distribution channels, offset somewhat by falling manufacturer prices per unit. The average cost to the Company of a telephone unit sold, including accessories and installation, was $177 in 1996 compared to $197 in 1995. Net acquisitions increased cost of goods sold $3.1 million, or 13%, in 1996.

General and administrative expenses increased $23.4 million, or 39%, in 1996. These expenses include the costs of operating the Company's local business offices and its corporate expenses. The increase includes the effects of increases in expenses required to serve the growing customer base in existing markets and an expansion of both local administrative office and corporate staff, necessitated by growth in the Company's business. The Company is using an ongoing clustering strategy to combine local operations wherever feasible in order to gain operational efficiencies and reduce its administrative expenses. The increase also includes the effect of a higher amount of bad debt, primarily related to the Company's increased rate of customer growth, and the effect of increased nonincome taxes levied by state and local taxing authorities. Net acquisitions increased direct field-related general and administrative expenses $4.2 million, or 7%, in 1996.

Operating cash flow (operating income before minority share plus depreciation and amortization expense) increased $34.0 million, or 57%, to $93.6 million in 1996. The improvement was primarily due to substantial growth in service revenues and the effects of improved operational efficiencies on operating expenses. Operating cash flow margins were 30% in 1996 and 28% in 1995.

Depreciation expense increased $9.6 million, or 38%, in 1996. The increase reflects rising average fixed asset balances, which increased 33% in 1996. Increased fixed asset balances primarily result from the increase in cell sites built to improve coverage in the Company's markets. Net acquisitions increased depreciation expense $972,000, or 4%, in 1996.

Amortization of intangibles increased $1.4 million, or 9%, in 1996. The increase is primarily due to increases in deferred information system costs, which are amortized over the estimated useful life of the associated improvements. Net acquisitions increased amortization of intangibles $131,000, or 1%, in 1996.

Operating Income before Minority Share

Operating income before minority share totaled $41.8 million in 1996, an increase of $22.9 million, or 121%, over 1995. The operating income margin (as a percent of service revenues) was 13% in 1996 and 9% in 1995. The improvement in operating income and operating income margin reflects improved results in the more established markets and increased revenues resulting from growth in the number of customers served by the Company's systems. This was partially offset by costs associated with the growth of the Company's operations, increased losses on equipment sales and the effect of roaming fraud, bad debt and nonincome taxes. Net acquisitions decreased operating income before minority share $1.2 million, or 6%, in 1996.

The Company expects service revenues to continue to grow significantly during the remainder of 1996 as it adds customers to its existing systems and realizes a full year of revenues from customers added in 1995. However, management anticipates that average monthly revenue per customer will continue to decrease as local retail and inbound roaming revenue per minute of use declines and as the growth rate of the Company's customer base exceeds the growth rate of inbound roaming revenue, diluting the roaming contribution per customer. The Company also expects expenses to increase significantly during 1996 as it incurs costs for cell sites added in 1995 and incurs costs associated with customer growth.

Management believes there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter.

Investment and Other Income

Investment and other income totaled $149.8 million in 1996, an increase of $95.6 million over 1995. Investment income was $22.3 million in 1996 compared to $18.4 million in 1995, a 21% increase. Investment income primarily represents the Company's share of net income from the markets managed by others that are accounted for by the equity method. Gain on sale of cellular interests totaled $125.0 million in 1996, an increase of $89.6 million over 1995. The 1996 amount primarily reflects gains recorded on the sales of the Company's majority interests in eight markets and a minority interest in another market, on cash received in an exchange of markets with another cellular operator and on cash received from the settlement of two separate legal matters. The 1995 amount reflects gains recorded on the sales of the Company's majority interests in three markets and minority interests in three markets.

Interest and Income Taxes

Total interest expense decreased $3.3 million, or 22%, in 1996. Interest expense in 1996 is primarily related to Liquid Yield Option Notes ("LYONs") ($7.1 million) and borrowings under vendor financing agreements ($4.1 million). Interest expense in 1995 is primarily related to borrowings under the Revolving Credit Agreement with Telephone and Data Systems, Inc. ("TDS"), the Company's parent organization, ($10.3 million) and borrowings under the vendor financing agreements ($4.7 million).

The LYONs are zero coupon convertible debentures which do not require current cash payments of interest. No LYONs were outstanding until mid-June 1995. The average amount of debt under the vendor financing agreements was $116.8 million in the first six months of 1996 and $104.4 million in 1995. The average interest rate on such debt was 8.0% in 1996 and 9.0% in 1995. The average amount of debt outstanding under the Revolving Credit Agreement was $185.7 million during the first half of 1995; no borrowings were outstanding during the first half of 1996. The average interest rate on such debt was 11.1% in 1995.

Income tax expense was $82.0 million in 1996 and $6.5 million in 1995. In 1996, $60.8 million of income tax expense related to the gains on sales of cellular interests; this amount was only $2.9 million in 1995. An increase in pretax income generated by improved operating results in 1996 provided the remainder of the increase in income tax expense. State income tax expense in both years was primarily related to subsidiaries generating taxable income after utilization of state net operating losses.

USM is included in a consolidated federal income tax return with other members of the TDS consolidated group. TDS and USM are parties to a Tax Allocation Agreement under which USM is able to carry forward its losses and credits and use them to offset any current or future income tax liabilities to TDS. The amount of the federal net operating loss carryforward available to offset future taxable income aggregated approximately $74 million at December 31, 1995, and expires between 2002 and 2010. The amount of the state net operating loss carryforward available to offset future taxable income aggregated approximately $212 million at December 31, 1995, and expires between 1996 and 2010. Both the federal and state loss carryforwards have been significantly reduced by the gains on the sales of cellular and other investments during 1996.

Net Income

Net income totaled $92.4 million in 1996, an increase of $44.8 million, or 94%, over 1995. Net income per share was $1.08 in 1996 and $.57 in 1995. The improvement resulted from gains on the sales of cellular and other investments, improved operating results in the established markets and reduced interest expense, partially offset by increased income tax expense. On a comparable basis (net of tax), excluding gains on the sales of cellular and other investments, net income totaled $28.2 million in 1996, an increase of $13.0 million, or 85%, over 1995. On this basis, net income per share was $.33 in 1996 and $.18 in 1995. The improvement in net income per share primarily reflects the improvement in net income partially offset by the increase in weighted average Common and Series A Common Shares outstanding. The weighted average number of Common and Series A Common Shares outstanding for 1996 increased 4%, primarily due to the issuance of Common Shares in connection with acquisitions.


Three Months Ended 6/30/96 Compared to Three Months Ended 6/30/95

Operating revenues totaled $174.7 million in the second quarter of 1996, up $57.6 million, or 49%, over 1995. Average monthly service revenue per customer decreased 7% to $70 in the second quarter of 1996 compared to $75 in 1995 for reasons generally the same as the first half of 1996. Revenues from local customers' usage of USM's systems increased $38.6 million, or 56%, in 1996 primarily due to the increased number of customers served. Average monthly local retail minutes of use per customer totaled 107 in the second quarter of 1996 compared to 95 in 1995. However, as the number of customers and amount of revenue earned continued to grow, average revenue per minute of use continued to decline. As a result, average monthly local retail revenue per customer declined 4% to $44 in the second quarter of 1996 compared to $46 in 1995. Inbound roaming revenue increased $13.5 million, or 38%, in 1996 due to the increased number of other carriers' customers using the Company's systems and the growth in the number of cell sites in those systems. Monthly inbound roaming revenue per customer averaged $20 in 1996 compared to $23 in 1995. Long-distance revenue increased $5.5 million, or 68%, in 1996 as the volume of long-distance calls billed by the Company increased. Monthly long-distance revenue per customer averaged $6 in 1996 and $5 in 1995. Equipment sales revenue reflects sales of 87,000 cellular telephones in 1996 compared to 68,000 in 1995. The average revenue per unit sold was $48 in 1996 and $53 in 1995.

Operating expenses totaled $144.7 million in the second quarter of 1996, up $38.4 million, or 36%, over 1995 for reasons generally the same as the first half of 1996.

Operating income before minority share totaled $30.0 million in 1996 compared to $10.9 million in 1995. The operating income margin improved to 18% in 1996 from 10% in 1995. The improvement in operating income and operating income margin was primarily the result of increased revenues and cost efficiencies, partially offset by the costs associated with the growth of the Company's operations and additional costs related to fraud and bad debt.

Investment income increased $3.3 million, or 38%, in 1996 due to improved results in markets managed by others accounted for by the equity method. Gain on sale of cellular and other investments totaled $86.3 million in 1996, resulting from the sale of the Company's majority interests in four markets, its investment interest in one other market and cash received from the settlement of two separate legal matters during the quarter. Gain on the sale of cellular and other investments totaled $16.8 million in 1995.

Net income totaled $63.1 million in 1996 compared to $24.1 million in 1995. In both years, net income included significant gains on sales of cellular and other investments. A summary of the net-of-tax effect of these gains is shown below.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                     1996           1995
                                                     ----           ----
                                                    (Dollars in thousands,
                                                   except per share amounts)
      Net income as reported                     $   63,055      $    24,089
      Less: Effects of gains                        (43,361)         (15,236)
                                                 ----------      -----------
      As adjusted                                $   19,694      $     8,853
                                                 ==========      ===========

      Earnings per share as reported             $      .73      $       .29
      Less: Effects of gains                           (.50)            (.18)
                                                 ----------      -----------
      As adjusted                                $      .23      $       .11
                                                 ==========      ===========

FINANCIAL RESOURCES AND LIQUIDITY

The Company operates a capital- and marketing-intensive business. Rapid growth in markets operated by the Company, capital expenditures and customers served has caused financing requirements for acquisitions, construction and operations to exceed internally generated cash flow until recent years. In recent years, the Company has generated operating cash flow and received cash proceeds from divestitures to fund most of its construction and operating expenses. The Company anticipates further substantial increases in cellular units in service, revenues and cell sites as it continues its rapid growth strategy. As the Company's customer and revenue base grows, the rate of increase in operating cash flow and operating income may be reduced over the next several quarters.

Cash flows from operating activities provided $44.4 million in 1996 and $53.0 million in 1995. Operating cash flow provided cash totaling $93.6 million in 1996 and $59.6 million in 1995. Cash flows from other operating activities (investment and other income, interest expense, changes in working capital and changes in other assets and liabilities) required cash investments totaling $49.2 million in 1996 and $6.6 million in 1995. The increase in cash required for other activities in 1996 is primarily due to the effects of the Company's conversion to a new accounting system software and associated changes in accounts payable procedures.

Cash flows from financing activities provided $1.2 million in 1996 and $18.1 million in 1995. In 1996, issuance of USM Common Shares, primarily to TDS, provided $9.6 million while repayments of debt under the vendor financing agreements required $10.0 million. In 1995, the sale of LYONs provided cash totaling $221.5 million and vendor financing transactions provided $58.7 million. Repayments of amounts owed under the Revolving Credit Agreement with TDS and amounts owed under the vendor financing agreement totaled $249.9 million and $7.6 million, respectively, in 1995.

Cash flows from investing activities provided $73.6 million in 1996 and required $50.1 million in 1995. The Company received net cash proceeds totaling $178.0 million in 1996 and $82.5 million in 1995 related to the sales and exchanges of cellular and other investments. Cash required for property, plant and equipment expenditures totaled $103.0 million in 1996, for the construction of 72 cell sites and other plant additions; these cash requirements totaled $95.6 million in 1995, for the construction of 119 cell sites and other plant additions.

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

The Company has gradually slowed its pace of acquisitions. In the first half of 1996, the Company purchased a controlling interest in one market and several minority interests, representing 308,000 pops, and received a controlling interest in another market through an exchange with another cellular operator. The total consideration paid in these transactions, primarily in the form of USM Common Shares issued to TDS to reimburse TDS for the value of TDS Common Shares issued to third parties, totaled $43.6 million. In the first half of 1995, the Company purchased controlling interests in ten markets and several minority interests, representing 1.4 million pops. The total consideration paid for these purchases, primarily in the form of USM Common Shares issued to

TDS to reimburse TDS for the value of TDS Common Shares issued to third parties, totaled $135.9 million. Some of the controlling interests acquired in these transactions were subject to acquisition or exchange agreements which were entered into prior to the year in which the acquisitions were completed.

In the first six months of 1996, the Company sold controlling interests in eight markets and one market partition, plus a minority interest in another market, representing 1.1 million pops, and divested a controlling interest in another market through an exchange. The Company received consideration totaling $181.0 million both from these sales and from the exchange. The company also settled two separate legal matters during the first six months of 1996, receiving $30.3 million from those transactions. In total, sales, exchanges and litigation settlements provided the Company with cash and receivables totaling $211.3 million in the first half of 1996. In the first six months of 1995, the Company sold controlling interests in three markets and minority interests in three markets, representing 599,000 pops. The Company received consideration of cash and receivables totaling $64.5 million from these sales.

The Company and TDS have reached an agreement, pursuant to which TDS will transfer its minority ownership interests in certain cellular markets acquired in conjunction with prior acquisitions of telephone companies to the Company. The minority interests subject to the proposal represent approximately 614,000 population equivalents. The purchase price is approximately $110 million in cash. At June 30, 1996, the Company had an agreement pending to divest a minority interest in one market, representing 61,000 pops, for $7 million in cash. The pending acquisition and divestiture agreements discussed above are expected to be completed during 1996.

Liquidity

The Company anticipates that the aggregate resources required for the remainder of 1996 will include approximately $137 million for capital spending, $110 million for the purchase of cellular interests from TDS and $11 million of scheduled debt repayments. Not included in the above amounts are those related to any acquisition agreements that the Company may enter into during the remainder of 1996. While it is not known what effect these potential acquisitions may have on the Company's liquidity during the second half of 1996, the funding needs for potential acquisitions may be substantial.

The Company had $158 million of cash and cash equivalents at June 30, 1996 and anticipates generating over $100 million of operating cash flow during the remainder of 1996. The Company also has $100 million available under the Revolving Credit Agreement with TDS.

Management believes that the Company has sufficient financial resources to help meet its short-term financing needs. Additionally, the Company has access to public and private capital markets to help meet its long-term financing needs and anticipates issuing debt and equity securities when capital requirements (including acquisitions), financial market conditions and other factors warrant.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited


                              Three Months Ended           Six Months Ended
                                    June 30,                    June 30,
                             --------------------       -----------------------
                               1996          1995          1996          1995
                               ----          ----          ----          ----
                              (dollars in thousands, except per share amounts)
OPERATING REVENUES
 Service                     $ 170,529  $  113,500      $ 314,221    $  209,900
 Equipment sales                 4,191       3,624          8,465         6,972
                             ---------  ----------      ---------    ----------
  Total Operating Revenues     174,720     117,124        322,686       216,872
                             ---------  ----------      ---------    ----------

OPERATING EXPENSES
 System operations              28,811      17,239         52,389        30,441
 Marketing and selling          31,918      23,711         62,821        43,633
 Cost of equipment sold         15,917      12,838         31,390        24,037
 General and administrative     41,439      31,473         82,492        59,140
 Depreciation                   18,125      13,188         35,060        25,452
 Amortization of intangibles     8,489       7,823         16,691        15,253
                             ---------   ---------      ---------    ----------
  Total Operating Expenses     144,699     106,272        280,843       197,956
                             ---------   ---------      ---------    ----------

OPERATING INCOME BEFORE
  MINORITY SHARE                30,021      10,852         41,843        18,916
Minority share of operating
 income                         (3,309)     (1,875)        (5,421)       (3,763)
                             ---------   ---------      ---------    ----------

OPERATING INCOME                26,712       8,977         36,422        15,153
                             ---------   ---------      ---------    ----------
INVESTMENT AND OTHER INCOME
 Investment income              12,025       8,728         22,328        18,445
 Amortization of licenses
  and deferred costs
  related to investments          (288)       (261)          (574)         (493)
 Interest income                 3,118       1,060          4,270         2,052
 Other (expense), net             (934)       (560)        (1,267)       (1,230)
 Gain on sale of cellular
  interests                     86,305      16,842        124,996        35,359
                             ---------   ---------      ---------    ----------
  Total Investment and
   Other Income                100,226      25,809        149,753        54,133
                             ---------   ---------      ---------    ----------
INCOME BEFORE INTEREST
  AND INCOME TAXES             126,938      34,786        186,175        69,286
Interest expense - affiliate        --       4,237             --        10,327
Interest expense - other         5,949       3,154         11,755         4,769
                             ---------   ---------      ---------    ----------
INCOME BEFORE INCOME TAXES     120,989      27,395        174,420        54,190
Income tax expense              57,934       3,306         81,978         6,503
                             ---------   ---------      ---------    ----------
NET INCOME                   $  63,055   $  24,089      $  92,442    $   47,687
                             =========   =========      =========    ==========
WEIGHTED AVERAGE COMMON
 AND SERIES A COMMON SHARES
 (000s)                         86,166      83,937         85,926        82,979
EARNINGS PER COMMON AND
 SERIES A COMMON SHARE       $     .73   $     .29      $    1.08    $      .57
                             =========   =========      =========    ==========
WEIGHTED AVERAGE COMMON AND
 SERIES A COMMON SHARES
 ASSUMING FULL DILUTION
 (000s)                         93,225      85,115         92,987        83,570
EARNINGS PER COMMON AND
 SERIES A COMMON SHARE
 ASSUMING FULL DILUTION      $     .70   $     .29      $    1.03    $      .57
                             =========   =========      =========    ==========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                                         Six Months Ended
                                                             June 30,
                                                     --------------------------
                                                           1996          1995
                                                           ----          ----
                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                         $    92,442   $    47,687
   Add (Deduct) adjustments to reconcile net income
      to net cash provided by operating activities
        Depreciation and amortization                     52,325         41,198
        Investment income                                (22,328)       (18,445)
        Gain on sale of cellular and other investments  (124,996)       (35,359)
        Minority share of operating income                 5,421          3,763
        Other noncash expense                              8,535          6,660
        Change in accounts receivable                    (18,647)       (12,981)
        Change in accounts payable                       (21,269)          (146)
        Change in accrued interest                           113         10,235
        Change in accrued taxes                           37,014          3,168
        Change in deferred taxes                          31,812          1,051
        Change in other assets and liabilities             4,000          6,126
                                                      ----------    -----------
                                                          44,422         52,957
                                                      ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Long-term debt borrowings                               3,922         58,698
   Change in Convertible Debentures                           --        221,466
   Repayment of long-term debt                            (9,986)        (7,642)
   Change in Revolving Credit Agreement                       --       (249,916)
   Common Shares issued                                    9,618            513
   Minority partner capital distributions                 (2,317)        (5,035)
                                                      ----------    -----------
                                                           1,237         18,084
                                                      ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment           (103,025)       (95,612)
   Investments in and advances to minority
     partnerships                                         (7,764)       (10,929)
   Distributions from partnerships                        10,004          4,552
   Proceeds from sale of investments                      77,954         82,478
   Acquisitions, excluding cash acquired                    (872)       (26,841)
   Other investments                                      (2,744)        (3,738)
                                                      ----------    -----------
                                                          73,553        (50,090)
                                                      ----------    -----------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                      119,212         20,951

CASH AND CASH EQUIVALENTS-
   Beginning of period                                    38,404          5,800
                                                      ----------    -----------
   End of period                                      $  157,616    $    26,751
                                                      ==========    ===========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                             (Unaudited)
                                            June 30, 1996     December 31, 1995
                                            -------------     -----------------
                                                  (Dollars in thousands)
CURRENT ASSETS
   Cash and cash equivalents
      General funds                         $      1,643        $      8,462
      Affiliated cash investments                155,973              29,942
                                            ------------        ------------
                                                 157,616              38,404
                                            ------------        ------------
   Accounts receivable
      Customers                                   57,134              42,934
      Roaming                                     31,296              26,316
      Affiliates                                      14               2,166
      Other                                       16,367               5,761
   Inventory                                       4,676               9,198
   Prepaid and other current assets                6,657               5,007
                                            ------------        ------------
                                                 273,760             129,786
                                            ------------        ------------
PROPERTY, PLANT AND EQUIPMENT
   In service                                    749,306             674,450
   Less accumulated depreciation                 169,994             144,423
                                            ------------        ------------
                                                 579,312             530,027
                                            ------------        ------------
INVESTMENTS
   Cellular partnerships                         149,095             134,421
   Licenses, net of amortization               1,006,165           1,035,846
   Notes and interest receivable                  36,232              16,376
                                            ------------        ------------
                                               1,191,492           1,186,643
                                            ------------        ------------
DEFERRED CHARGES
   Deferred start-up costs,
     net of amortization                             875               1,728
   Other deferred charges,
     net of amortization                          34,341              31,960
                                            ------------        ------------
                                                  35,216              33,688
                                            ------------        ------------
  Total Assets                              $  2,079,780        $  1,880,144
                                            ============        ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                              (Unaudited)
                                             June 30, 1996    December 31, 1995
                                           ---------------    -----------------
                                                      (Dollars in thousands)
CURRENT LIABILITIES
   Current portion of long-term debt and
      preferred stock                        $      20,827      $      30,939
   Notes payable                                     1,375              1,375
   Accounts payable
      Affiliates                                     2,366             11,636
      Other                                         43,367             62,046
   Accrued taxes                                    57,253             20,753
   Customer deposits and deferred revenues          12,981             11,332
   Other current liabilities                        18,892             17,028
                                             -------------      -------------
                                                   157,061            155,109
                                             -------------      -------------

LONG-TERM DEBT, excluding current portion           94,218             98,656
                                             -------------      -------------

6% ZERO COUPON CONVERTIBLE DEBENTURES              242,822            235,750
                                             -------------      -------------

DEFERRED LIABILITIES AND CREDITS
   Net deferred income tax liability                53,839             14,331
   Other                                             1,930              1,541
                                             -------------      -------------
                                                    55,769             15,872
                                             -------------      -------------
MINORITY INTEREST                                   46,300             45,303
                                             -------------      -------------

COMMON SHAREHOLDERS' EQUITY
   Common Shares, par value $1 per share            53,084             49,966
   Series A Common Shares, par value $1
     per share                                      33,006             33,006
   Additional paid-in capital                    1,289,993          1,206,614
   Common Shares issuable,
     928,009 shares in 1995                             --             24,784
   Retained earnings                               107,527             15,084
                                             -------------      -------------
                                                 1,483,610          1,329,454
                                             -------------      -------------

   Total Liabilities
     and Shareholders' Equity                $   2,079,780      $   1,880,144
                                             =============      =============

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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, and the results of operations and cash flows for the six months ended June 30, 1996 and 1995. The results of operations for the six months ended June 30, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

2. Earnings per Common and Series A Common Share for the six months ended June 30, 1996 and 1995, was computed by dividing Net Income by the weighted average number of Common Shares, Series A Common Shares and dilutive common equivalent shares outstanding during the period. Dilutive common stock equivalents at June 30, 1996 and 1995, consist primarily of dilutive Common Shares issuable and Redeemable Preferred Stock.

      Earnings per Common and Series A Common Share Assuming Full Dilution for the six months ended June 30, 1996 and 1995, was computed by dividing Net Income, as adjusted for the interest expense eliminated as a result of the pro forma conversion of Convertible Debentures, by the weighted average number of Common Shares, Series A Common Shares and dilutive common equivalent shares outstanding during the period. Dilutive common stock equivalents at June 30, 1996 and 1995, consist primarily of dilutive Convertible Debentures (assuming conversion into Common Shares), Common Shares issuable and Redeemable Preferred Stock.

3. Assuming that acquisitions accounted for as purchases during the period January 1, 1995, to June 30, 1996, had taken place on January 1, 1995, pro forma results of operations would have been as follows:

                                                            Six Months Ended
                                                                 June 30,
                                                      -------------------------
                                                         1996            1995
                                                         ----            ----
                                                         (Dollars in thousands,
                                                       except per share amounts)

      Service Revenues                                $ 314,825       $ 218,152
      Equipment Sales                                     8,472           7,763
      Interest Expense (including cost to
          finance acquisitions)                          11,756          14,916
      Net Income                                         92,223          39,760
      Earnings per Common and Series A Common Share   $    1.07       $     .45

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4. The following summarized unaudited income statements are the combined summarized income statements of the cellular system partnerships listed below which are accounted for by the Company following the equity method. The combined summarized income statements were compiled from financial statements and other information obtained by the Company as a limited partner of the cellular limited partnerships as set forth below. The cellular system partnerships included in the combined summarized income statements and the Company's ownership percentage of each cellular system partnership at June 30, 1996, are set forth in the following table.

                                                                     The
                                                                  Company's
                                                                   Limited
                                                                 Partnership
               Cellular System Partnership                         Interest
        --------------------------------------------             ------------
        Los Angeles SMSA Limited Partnership                          5.5%
        Nashville/Clarksville MSA Limited Partnership                49.0%
        Baton Rouge MSA Limited Partnership                         49.99%


                               (Unaudited)               (Unaudited)
                           Three Months Ended          Six Months Ended
                                June 30,                    June 30,
                       ------------------------    -----------------------
                          1996           1995          1996         1995
                          ----           ----          ----         ----
                                      (Dollars in thousands)

REVENUES               $  224,556    $  197,943    $  430,897   $  382,768
EXPENSES
 Selling, general and
  administrative          118,358       103,983       228,522      191,647
 Depreciation and
  amortization             23,582        16,611        46,546       31,833
                       ----------    ----------    ----------   ----------
                          141,940       120,594       275,068      223,480
                       ----------    ----------    ----------   ----------

OPERATING INCOME           82,616        77,349       155,829      159,288
OTHER INCOME, NET           1,017         1,380         3,435        3,121
                       ----------    ----------    ----------   ----------
NET INCOME             $   83,633    $   78,729    $  159,264   $  162,409
                       ==========    ==========    ==========   ==========

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





5.     Supplemental Cash Flow Information

       The Company acquired certain cellular licenses and interests during the first six months of 1996 and 1995. In conjunction with these acquisitions, the following assets were acquired, liabilities assumed and Common Shares issued.

                                                          Six Months Ended
                                                              June 30,
                                                     ------------------------
                                                         1996          1995
                                                         ----          ----
                                                       (Dollars in thousands)

        Property, plant and equipment              $     7,069     $   25,837
        Cellular licenses                               39,063        113,316
        Decrease in equity-method investment
           in cellular interests                        (2,733)        (1,233)
        Accounts receivable                              1,332          3,922
        Revolving Credit Agreement - TDS                    --        (15,493)
        Accounts payable                                  (938)        (1,879)
        Other assets and liabilities,
           excluding cash acquired                        (422)           814
        Common Shares issued and issuable              (42,499)       (98,443)
                                                   -----------     ----------
        Decrease in cash due to acquisitions       $       872     $   26,841
                                                   ===========     ==========

        The following summarizes certain noncash transactions, and interest and income taxes paid.

                                                        Six Months Ended
                                                            June 30,
                                                   -------------------------
                                                      1996            1995
                                                      ----            ----
                                                     (Dollars in thousands)

        Interest paid                              $    3,145      $   2,144
        Income taxes paid                              17,310          1,998
        Accrued interest converted into debt
           under the Revolving Credit Agreement            --         14,432
        Common Shares issued by USM for conversion
           of USM Preferred Stock and TDS Preferred
           Shares                                  $   18,450      $  22,236

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





6.      Contingencies

        The Company's material contingencies as of June 30, 1996, include the collectibility of a $5.5 million note receivable under a long-term financing agreement with a cellular company and a $10.0 million standby letter of credit in support of a bank loan to an entity minority-owned by the Company. For further discussion of these contingencies, see Note 13 of Notes to Consolidated Financial Statements included in the Company's 1995 Report on Form 10-K for the year ended December 31, 1995.

7.      Convertible Debentures

        The Company sold $745 million principal amount at maturity of zero coupon convertible debt in June 1995. This convertible debt, in the form of Liquid Yield Option Notes ("LYONS"), is subordinated to all senior indebtedness of the Company. At June 30, 1996, the Company's senior indebtedness totaled $124.0 million.

                           PART II. OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security-Holders.

        At the Annual Meeting of Shareholders of USM, held on May 15, 1996, the following numbers of votes were cast for the matters indicated:

1.a. Election of two Class III Directors of the Company by the holder of Series A Common Shares:

                                                                      Broker
        Nominee                      For            Withhold         Non-Vote
        -------                     -----           --------         --------
        LeRoy T. Carlson, Jr.     330,058,770         --                --
        Walter C.D. Carlson       330,058,770         --                --

1.b. Election of one Class III Director of the Company by the holders of Common Shares:

                                                                      Broker
        Nominee                      For            Withhold         Non-Vote
        -------                     -----           --------         --------
        Allan Z. Loren             50,665,716        343,550            --


2. Proposal to Ratify the Selection of Arthur Andersen LLP as Independent Public Accountants for 1996:

                                                                      Broker
        For                       Against           Abstain          Non-Vote
        ----                      -------           -------          --------
        381,060,390                6,302             1,344              --

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

     (a)     Exhibits:

                 Exhibit 10 - Cellular Interest Transfer Agreement by and between TDS and USM.

                 Exhibit 11 - Computation of earnings per common share.

                 Exhibit 12 - Statement regarding computation of ratios.

                 Exhibit 27 - Financial Data Schedule.

     (b)     Reports on Form 8-K filed during the quarter ended June 30, 1996:

             The Company filed a report on Form 8-K dated June 21, 1996, which included a press release which announced that Telephone and Data Systems, Inc. ("TDS") agreed to transfer its minority ownership interests in certain cellular markets to the Company for approximately $110.2 million in cash. The minority interests subject to be transferred represent approximately 614,000 population equivalents.

             No other reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      UNITED STATES CELLULAR CORPORATION
                                                 (Registrant)





Date    August 13, 1996               /s/ H. DONALD NELSON
                                      --------------------------
                                      H. Donald Nelson
                                      President
                                      (Chief Executive Officer)


Date    August 13, 1996               /s/ KENNETH R. MEYERS
                                      --------------------------
                                      Kenneth R. Meyers
                                      Vice President-Finance and Treasurer
                                      (Chief Financial Officer)


Date    August 13, 1996               /s/ PHILLIP A. LORENZINI
                                      --------------------------
                                      Phillip A. Lorenzini
                                      Controller
                                      (Principal Accounting Officer)