Form 10-Q
period 1996-09-30
UNITED STATES CELLULAR CORP
filed 1996-11-13
CIK 821130

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 X      QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           September 30, 1996
                               --------------------------------------
                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
                              -------------------      ---------------------

                          Commission File Number 1-9712

--------------------------------------------------------------------------------


                       UNITED STATES CELLULAR CORPORATION


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

       Class                                    Outstanding at October 31, 1996
 Common Shares, $1 par value                           53,090,700 Shares
 Series A Common Shares, $1 par value                  33,005,877 Shares

--------------------------------------------------------------------------------

                       UNITED STATES CELLULAR CORPORATION

                         3RD QUARTER REPORT ON FORM 10-Q


                                      INDEX




                                                                     Page
No.

Part I.   Financial Information

          Management's Discussion and Analysis of
             Results of Operations and Financial Condition            2-10

          Consolidated Statements of Operations -
             Three Months and Nine Months Ended
             September 30, 1996 and 1995                              11

          Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 1996 and 1995            12

          Consolidated Balance Sheets -
             September 30, 1996 and December 31, 1995               13-14

          Notes to Consolidated Financial Statements                15-19


Part II.  Other Information                                           20


Signatures                                                            21

                          PART I. FINANCIAL INFORMATION

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                             AND FINANCIAL CONDITION

NINE MONTHS ENDED 9/30/96 COMPARED TO NINE MONTHS ENDED 9/30/95

RESULTS OF OPERATIONS

United States Cellular Corporation (the "Company" - AMEX: USM) owns, operates and invests in cellular markets throughout the United States. USM owns cellular interests representing 24,722,000 population equivalents ("pops") as of September 30, 1996. USM included the operations of 130 majority-owned and managed cellular markets, representing 20.0 million pops, in consolidated operations ("consolidated markets") as of September 30, 1996. Noncontrolling interests in 33 markets, representing 3.7 million pops, were accounted for using the equity method and were included in investment income at that date. Noncontrolling interests held for sale or trade in 40 other markets, representing 1.0 million pops, were accounted for using the cost method. Following is a table of summarized operating data for USM's consolidated operations.

                                           Nine Months Ended or at September 30,
                                           -------------------------------------
                                                      1996             1995
                                                      ----             ----
     Total market population (in thousands) (1)     21,483           22,210
     Customers                                     940,000          618,000
     Market penetration                              4.38%            2.78%
     Markets in operation                              130              138
     Cell sites in service                           1,270            1,041
     Average monthly revenue per customer          $    67          $    75
     Churn rate per month                             1.9%             2.0%
     Marketing cost per net customer addition      $   591          $   586

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

Operating results for the nine months of 1996 primarily reflect improvement in the Company's established markets (those markets included in consolidated operations at September 30, 1995) plus the net effect of the two markets acquired and ten markets divested since September 30, 1995. Operating revenues, driven primarily by increases in customers served, rose $154.8 million, or 44%. Operating expenses rose $116.8 million, or 37%. Operating cash flow (operating income before minority share plus depreciation and amortization expense) increased $53.0 million, or 52%.

Investment and other income increased $67.6 million, or 63%, to $174.9 million, due primarily to the increase of $55.1 million in gains on the sales of cellular and other investments. Interest expense decreased $3.7 million, or 17%, in 1996, primarily due to lower effective interest rates. Income tax expense increased $67.8 million to $105.2 million, due both to increased gains on the sale of cellular and other investments as well as improved operating results in 1996. Net income totaled $118.6 million in 1996 compared to $80.0 million in 1995. In both years, net income included significant gains on sales of cellular and other investments. A summary of the net-of-tax effect of these gains on net income is shown below.

                                               Nine Months Ended September 30,
                                                      1996             1995
                                                      ----             ----
                                                     (Dollars in thousands,
                                                    except per share amounts)
      Net income as reported                       $    118,582    $     79,950
      Less:  Effects of gains, net of tax               (66,442)        (49,180)
                                                   ------------    ------------

      As adjusted                                  $     52,140    $     30,770
                                                   ============    ============


      Earnings per share as reported               $       1.38    $        .95
      Less:  Effects of gains, net of tax                  (.77)           (.58)
                                                   ------------    ------------

      As adjusted                                  $        .61    $        .37
                                                   ============    ============


OPERATING  REVENUES
Operating revenues totaled $510.3 million in 1996, up $154.8 million, or 44%, over 1995. The net effect of acquisitions and divestitures ("net acquisitions") increased operating revenues $12.7 million, or 4%, in 1996.

Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to the Company's local retail customers who use the local systems operated by the Company ("local retail"); (ii) charges to customers of other systems who use the Company's cellular systems when roaming ("inbound roaming"); and (iii) charges for long-distance calls made on the Company's systems. Service revenues totaled $497.5 million in 1996, up $153.0 million, or 44%, over 1995. The increase was primarily due to the growing number of local retail customers and the growth in inbound roaming revenue. Average monthly revenue per customer declined 10% to $67 in 1996. Net acquisitions increased service revenues $12.2 million, or 4%, in 1996.

The 10% decrease in average monthly service revenue per customer was primarily a result of a decrease in average revenue per minute of use from both local retail customers and inbound roamers. Although average monthly local minutes of use per retail customer totaled 106 in 1996 compared to 93 in 1995, the Company's use of incentive programs in 1996 that encourage weekend and off-peak usage, in order to stimulate overall usage, resulted in a decrease in average revenue per minute of use during the year. Inbound roaming revenue has been increasing at a slower rate than the Company's own customer base (28% compared to 52%). The Company believes that its customer base is growing faster than the rest of the industry, which has a dilutive effect on inbound roaming revenue per customer. Also, the Company's average inbound roaming revenue per minute of use decreased during 1996, in line with the ongoing trend toward reduced per minute prices for roaming negotiated between the Company and other cellular operators.

Local retail revenue increased $109.3 million, or 53%, in 1995. Growth in the number of customers was the primary reason for the increase in local revenue. The number of customers increased 52% to 940,000 at September 30, 1996 from 618,000 at September 30, 1995. The Company's consolidated markets added 232,000 customers internally in 1996 compared to 165,000 in 1995. While the percentage increase in customer additions is expected to be lower in the future, management anticipates that the total number of net customer additions will continue to increase in the next few years. Net acquisitions increased local retail revenue $13.9 million, or 7%, in 1996.

Average monthly local retail revenue per customer decreased to $43 in 1996 from $45 in 1995. Monthly local retail minutes of use per customer increased 14% to 106 in 1996. While there was an increase in average local retail minutes of use from 1995 to 1996, average revenue per minute of use decreased as a result of the incentive programs stated previously. The decrease in average monthly local retail revenue is part of an industry-wide trend and is believed to be related to the tendency of the early customers in a market to be the heaviest users during peak business hours. It also reflects the Company's and the industry's continued penetration of the consumer market, which tends to include fewer peak business hour-usage customers. Local retail revenues increased 61%, or $125.6 million, in 1996 due to customer growth and declined 8%, or $16.3 million, due to decreases in average monthly local retail revenue per customer.

Inbound roaming revenue increased $30.9 million, or 28%, in 1996. This increase was attributable to the rise in the number of minutes used by customers from other systems when roaming in the Company's systems. Also contributing were the increased number of cell sites within the Company's systems. This effect was offset somewhat by the decrease in average revenue per minute due to the downward trend in negotiated rates. Monthly inbound roaming revenue per customer averaged $19 in 1996 and $24 in 1995. This decrease is related to both the decrease in roaming revenue per minute and the faster increase in the Company's customer base than in inbound roaming revenue. Net acquisitions decreased inbound roaming revenue $1.3 million, or 1%, in 1996.

Long-distance revenue increased $14.5 million, or 58%, in 1996 as the volume of long-distance calls billed by the Company increased. Monthly long-distance revenue per customer averaged $5 in both 1996 and 1995. Net acquisitions increased long-distance revenue $1.1 million, or 5%, in 1996.

Equipment sales revenues totaled $12.8 million in 1996, up $1.8 million, or 16%, over 1995. Equipment sales reflect the sale of 288,000 and 192,000 cellular telephone units in 1996 and 1995, respectively, plus installation and accessories revenue. The average revenue per unit was $44 in 1996 compared to $57 in 1995. The average revenue per unit decline partially reflects the Company's decision to reduce sales prices on cellular telephones to stimulate growth in the number of customers, to maintain its market position and to meet competitive prices as well as to pass through reduced manufacturers' prices to customers. Also, the Company uses promotions which are based on increased equipment discounting. The success of these promotions led to both an increase in units sold and a decrease in average equipment sales revenue per unit. Net acquisitions increased equipment sales revenues $534,000, or 5%, in 1996.

OPERATING EXPENSES
Operating expenses totaled $435.3 million in 1996, up $116.8 million, or 37%, over 1995. Acquisitions increased expenses $13.4 million, or 4%, in 1996.

System operations expenses increased $27.3 million, or 52%, in 1996 as a result of increases in customer usage expenses and costs associated with the growing number of cell sites within the Company's systems. Also contributing to the increase in 1996 were $9.3 million of additional costs related to fraudulent use of the Company's customers' cellular telephone numbers. The Company continues to implement procedures in its markets to combat this fraud, which is primarily related to roaming usage. In total, system operations costs are expected to continue to increase as the number of cell sites within and the number of customers using the Company's systems grows. Net acquisitions increased system operations expenses $1.8 million, or 3%, in 1996.

Customer usage expenses represent charges from other telecommunications service providers for USM's customers' use of their facilities as well as for the Company's inbound roaming traffic on these facilities. These expenses also include local interconnection to the landline network, toll charges and roaming expenses from the Company's customers' use of systems other than their local systems, offset somewhat by pass-through roaming revenue. Customer usage expenses were $47.7 million in 1996 compared to $25.5 million in 1995, and represented 10% of service revenues in 1996 and 7% in 1995. These increases primarily resulted from the effect of increased roaming fraud costs in 1996.

Maintenance, utility and cell site expenses totaled $32.0 million in 1996 compared to $26.9 million in 1995, primarily reflecting an increase in the number of cell sites in the systems serving all majority-owned and managed markets, to 1,270 in 1996 from 1,041 in 1995.

Marketing and selling expenses increased $31.1 million, or 45%, in 1996. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent expenses; promotional expenses; local advertising and public relations expenses. The increase was primarily due to a 44% rise in the number of gross customer activations (excluding acquisitions and divestitures), to 373,000 in 1996 from 259,000 in 1995. Cost per gross customer activation, including losses on equipment sales, decreased to $368 in 1996 from $373 in 1995. Net acquisitions increased marketing and selling expenses $5.5 million, or 8%, in 1996.

Cost of equipment sold increased $11.2 million, or 29%, in 1996. The increases reflect the growth in unit sales related to the rise in gross customer activations made through the Company's direct and retail distribution channels, offset somewhat by falling manufacturer prices per unit. The average cost to the Company of a telephone unit sold, including accessories and installation, was $172 in 1996 compared to $200 in 1995. Net acquisitions increased cost of equipment sold $2.8 million, or 7%, in 1996.

General and administrative expenses increased $32.2 million, or 34%, in 1996. These expenses include the costs of operating the Company's local business offices and its corporate expenses. The increase includes the effects of increases in expenses required to serve the growing customer base in existing markets and an expansion of both local administrative office and corporate staff, necessitated by growth in the Company's business. The Company is using an ongoing clustering strategy to combine local operations wherever feasible in order to gain operational efficiencies and reduce its administrative expenses. The increase also includes the effect of a higher amount of bad debt, primarily related to the Company's increased rate of customer growth, and the effect of increased nonincome taxes levied by state and local taxing authorities. Net acquisitions increased direct field-related general and administrative expenses $3.1 million, or 3%, in 1996.

Operating cash flow increased $53.0 million, or 52%, to $154.2 million in 1996. The improvement was primarily due to substantial growth in service revenues and the effects of improved operational efficiencies on operating expenses. Operating cash flow margins were 31% in 1996 and 29% in 1995. Net acquisitions decreased operating cash flow $904,000, or 1%, in 1996.

Depreciation expense increased $13.1 million, or 32%, in 1996. The increase reflects rising average fixed asset balances, which increased 34% in 1996. Increased fixed asset balances primarily result from the increase in cell sites built to improve coverage in the Company's markets. Net acquisitions increased depreciation expense $453,000, or 1%, in 1996.

Amortization of intangibles increased $1.8 million, or 8%, in 1996. The increase is primarily due to increases in deferred information system costs, which are amortized over the estimated useful life of the associated improvements. Net acquisitions decreased amortization of intangibles $254,000, or 1%, in 1996.

OPERATING INCOME BEFORE MINORITY SHARE
Operating income before minority share totaled $74.9 million in 1996, an increase of $38.1 million, or 103%, over 1995. The operating income margin (as a percent of service revenues) was 15% in 1996 and 11% in 1995. The improvement in operating income and operating income margin reflects improved results in the more established markets and increased revenues resulting from growth in the number of customers served by the Company's systems. This was partially offset by costs associated with the growth of the Company's operations, increased losses on equipment sales and the effect of roaming fraud, bad debt and nonincome taxes. Net acquisitions decreased operating income before minority share $705,000, or 2%, in 1996.

The Company expects service revenues to continue to grow during the remainder of 1996 and in 1997 as it adds customers to its existing systems and realizes a full year of revenues from customers added in 1995 and 1996. However, management anticipates that average monthly revenue per customer will continue to decrease as local retail and inbound roaming revenue per minute of use declines and as the growth rate of the Company's customer base exceeds the growth rate of inbound roaming revenue, diluting the roaming contribution per customer. The Company also expects expenses to increase significantly during 1996 as it incurs costs for cell sites added in 1995 and incurs costs associated with customer growth.

Management believes there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Additionally, competitors licensed to provide personal communications services ("PCS") have initiated service in certain of the Company's markets in recent months. The Company anticipates that PCS operators will intiate service in several other of the Company's markets later in 1996 and in 1997. The Company's management is monitoring these and other PCS providers' strategies, but cannot at this time anticipate what effect, if any, this additional competition will have on the Company's future strategies and results.

INVESTMENT AND OTHER INCOME
Investment and other income totaled $174.9 million in 1996, an increase of $67.6 million, or 63%, over 1995. Investment income was $36.4 million in 1996 compared to $28.6 million in 1995, a 27% increase. Investment income primarily represents the Company's share of net income from the markets managed by others that are accounted for by the equity method. Gain on sale of cellular interests totaled $132.8 million in 1996, an increase of $55.1 million, or 71%, over 1995. The 1996 amount primarily reflects gains recorded on the sales of the Company's majority interests in eight markets and minority interests in two other markets, on cash received in an exchange of markets with another cellular operator and on cash received from the settlement of two separate legal matters. The 1995 amount reflects gains recorded on the sales of the Company's majority interests in five markets and minority interests in three markets.

INTEREST AND INCOME TAXES
Total interest expense decreased $3.7 million, or 17%, in 1996. Interest expense in 1996 is primarily related to Liquid Yield Option Notes ("LYONs") ($10.7 million) and borrowings under vendor financing agreements ($6.1 million). Interest expense in 1995 is primarily related to borrowings under the Revolving Credit Agreement with Telephone and Data Systems, Inc. (AMEX: TDS), the Company's parent organization, ($10.4 million), borrowings under the vendor financing agreements ($6.8 million) and the LYONs financing ($4.0 million).

The LYONs are zero coupon convertible debentures which do not require current cash payments of interest. No LYONs were outstanding until June 1995, at which time LYONs were issued in the amount of $228.3 million. The average amount of debt under the vendor financing agreements was $115.1 million in the first nine months of 1996 and $109.6 million in 1995. The average interest rate on such debt was 7.9% in 1996 and 8.9% in 1995. The average amount of debt outstanding under the Revolving Credit Agreement was $130.0 million during the first nine months of 1995; no borrowings were outstanding during the first nine months of 1996. The average interest rate on such debt was 10.6% in 1995.

Income tax expense was $105.2 million in 1996 and $37.4 million in 1995. In 1996, $66.4 million of income tax expense related to the gains on sales of cellular and other investments compared to $28.5 million in 1995. An increase in pretax income generated by improved operating results in 1996 caused the remainder of the increase in income tax expense.

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

NET INCOME
Net income totaled $118.6 million in 1996, an increase of $38.6 million, or 48%, over 1995. Net income per share was $1.38 in 1996 and $.95 in 1995. The improvement resulted from gains on the sales of cellular and other investments and improved operating results in the established markets, partially offset by increased income tax expense. In both years, net income included significant gains on sales of cellular and other investments. A summary of the net-of-tax effect of these gains on net income is shown below.

                                                Nine Months Ended September 30,
                                                          1996            1995
                                                          ----            ----
                                                     (Dollars in thousands,
                                                   except per share amounts)
      Net income as reported                       $    118,582    $     79,950
      Less:  Effects of gains, net of tax               (66,442)        (49,180)
                                                   ------------    ------------
      As adjusted                                  $     52,140    $     30,770
                                                   ============    ============


      Earnings per share as reported               $       1.38    $        .95
      Less:  Effects of gains, net of tax                  (.77)           (.58)
                                                   ------------    ------------

      As adjusted                                  $         61    $        .37
                                                   ============    ============


THREE MONTHS ENDED 9/30/96 COMPARED TO THREE MONTHS ENDED 9/30/95

Operating revenues totaled $187.6 million in the third quarter of 1996, up $49.0 million, or 35%, over 1995. Average monthly service revenue per customer decreased 12% to $68 in the third quarter of 1996 compared to $77 in 1995 for reasons generally the same as the first nine months of 1996. Revenues from local customers' usage of USM's systems increased $36.1 million, or 45%, in 1996 primarily due to the increased number of customers served. Average monthly local retail minutes of use per customer totaled 112 in the third quarter of 1996 compared to 97 in 1995. However, as the number of customers and amount of revenue earned continued to grow, average revenue per minute of use continued to decline. As a result, average monthly local retail revenue per customer declined 6% to $43 in the third quarter of 1996 compared to $46 in 1995. Inbound roaming revenue increased $8.1 million, or 18%, in 1996 due to the increased number of other carriers' customers using the Company's systems and the growth in the number of cell sites in those systems. Monthly inbound roaming revenue per customer averaged $19 in 1996 compared to $25 in 1995. Long-distance revenue increased $4.4 million, or 43%, in 1996 as the volume of long-distance calls billed by the Company increased. Monthly long-distance revenue per customer averaged $5 in 1996 and $6 in 1995. Equipment sales revenue reflects sales of 111,000 cellular telephones in 1996 compared to 73,000 in 1995.
The average revenue per unit sold was $39 in 1996 and $55 in 1995.

Operating expenses totaled $154.5 million in the third quarter of 1996, up $33.9 million, or 28%, over 1995. System operations expenses increased $5.4 million, or 24%, in 1996 as a result of increased customer usage expenses and costs associated with maintaining 22% more cell sites than in 1995. Also contributing were $4.0 million of additional costs incurred in 1996 related to roaming fraud. Customer usage expenses were $16.4 million in 1996 compared to $12.3 million in 1995; maintenance, utility and cell site expenses were $10.9 million in 1996 compared to $9.7 million in 1995. Marketing and selling expenses increased $11.9 million, or 47%, in 1996. The increase was primarily due to a 36% increase in the number of gross customer activations (excluding acquisitions and divestitures) to 133,000 in 1996 from 98,000 in 1995, and also due to an increase in cost per gross customer activation to $386 in 1996 from $366 in 1995. Cost of equipment sold increased $3.9 million, or 27%, in 1996. The increase reflects a rise in the number of cellular telephones sold, to 111,000 in 1996 compared to 73,000 in 1995, partially offset by a decrease in average cost per telephone sold, to $164 in 1996 from $197 in 1995. General and administrative expenses increased $8.8 million, or 25%, in 1996, primarily related to the increase in customers served and an increase in bad debt expense. Operating cash flow increased $19.0 million, or 46%, to $60.6 million in 1996, and operating cash flow margins increased to 33% in 1996 from 31% in 1995. Depreciation expense increased $3.5 million, or 23%, in 1996, reflecting a 30% increase in average fixed asset balances. Amortization of intangibles increased $407,000, or 5%, in 1996, primarily reflecting increased system development costs.

Operating income before minority share totaled $33.1 million in 1996 compared to $18.0 million in 1995, an 84% increase. The operating income margin improved to 18% in 1996 from 13% in 1995. The improvement in operating income and operating income margin was primarily the result of increased revenues and cost efficiencies, partially offset by the costs associated with the growth of the Company's operations and additional costs related to fraud and bad debt.

Investment income increased $3.9 million, or 38%, in 1996 due to improved results in markets managed by others accounted for by the equity method. Gain on sale of cellular and other investments totaled $7.8 million in 1996 and $42.3 million in 1995.

Net income totaled $26.1 million in 1996 compared to $32.3 million in 1995. In both years, net income included significant gains on sales of cellular and other investments. A summary of the net-of-tax effect of these gains is shown below.

                                               Three Months Ended September 30,
                                                       1996               1995
                                                       ----               ----
                                                    (Dollars in thousands,
                                                   except per share amounts)
      Net income as reported                       $     26,140    $     32,263
      Less:  Effects of gains                            (2,241)        (16,732)
                                                   ------------    ------------

      As adjusted                                  $     23,899    $     15,531
                                                   ============    ============

      Earnings per share as reported               $        .30    $        .38
      Less:  Effects of gains                              (.02)           (.20)
                                                   ------------    ------------

      As adjusted                                  $        .28    $        .18
                                                   ============    ============


FINANCIAL RESOURCES AND LIQUIDITY

The Company operates a capital and marketing-intensive business. In recent years, the Company has generated operating cash flow and received cash proceeds from divestitures to fund most of its construction and operating expenses. The Company anticipates further substantial increases in cellular units in service, revenues and cell sites as it continues its growth strategy. As the Company's customer and revenue base grows, the rate of year-over-year increases in operating cash flow and operating income may be reduced over the next several quarters.

Cash flows from operating activities provided $126.3 million in 1996 and $80.9 million in 1995. Operating cash flow provided $154.2 million in 1996 and $101.2 million in 1995. Cash flows from other operating activities (investment and other income, interest expense, changes in working capital and changes in other assets and liabilities) required cash investments totaling $27.9 million in 1996 and $20.3 million in 1995. The increase in cash required for other activities in 1996 is primarily due to the effects of the Company's growth and resulting working capital requirements.

Cash flows from financing activities required $6.3 million in 1996 and provided $20.9 million in 1995. In 1996, issuance of USM Common Shares, primarily to TDS, provided $9.8 million while repayments of debt under the vendor financing agreements required $15.8 million. In 1995, the sale of LYONs provided cash totaling $221.5 million and vendor financing transactions provided $58.7 million. Repayments of amounts owed under the Revolving Credit Agreement with TDS and amounts owed under the vendor financing agreement totaled $249.9 million and $10.5 million, respectively, in 1995.

Cash flows from investing activities required $93.1 million in 1996 and $48.6 million in 1995. The Company received net cash proceeds totaling $193.6 million in 1996 and $141.4 million in 1995 related to the sales and exchanges of cellular and other investments. Cash required for property, plant and equipment and system development expenditures totaled $172.9 million in 1996, representing the construction of 184 cell sites and other system additions; these cash requirements totaled $163.7 million in 1995, representing the construction of 211 cell sites and other system additions. Acquisitions required $112.0 million in 1996, primarily for the purchase of minority interests from TDS.

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

The Company has gradually slowed its pace of acquisitions. In the nine months of 1996, the Company purchased a controlling interest in one market and several minority interests, representing 971,000 pops, and received a controlling interest in another market through an exchange with another cellular operator. The total consideration paid in these transactions, primarily in the form of cash and USM Common Shares issued to TDS to reimburse TDS for the value of TDS Common Shares issued to third parties, totaled $153.9 million. Included in these acquisitions are minority interests representing 584,000 pops USM acquired from TDS for $102.8 million in cash, pursuant to an agreement entered into in June 1996.

In the first nine months of 1995, the Company purchased controlling interests in ten markets and several minority interests, representing 1.5 million pops. The total consideration paid for these purchases, primarily in the form of cash and USM Common Shares issued or issuable to TDS to reimburse TDS for the value of TDS Common Shares issued and issuable and cash paid to third parties, totaled $150.6 million.

In the first nine months of 1996, the Company sold controlling interests in eight markets and one market partition, plus minority interests in two other markets, representing 1.1 million pops, and divested a controlling interest in another market through an exchange. The Company received consideration totaling $187.8 million both from these sales and from the exchange. The Company also settled two separate legal matters during the first nine months of 1996, receiving $30.3 million from those transactions. In total, sales, exchanges and litigation settlements provided the Company with cash and receivables totaling $218.1 million in the first nine months of 1996.

In the first nine months of 1995, the Company sold controlling interests in five markets and minority interests in three markets, representing 983,000 pops. The Company received consideration of cash and receivables totaling $122.7 million from these sales.

Pursuant to the agreement to acquire minority interests from TDS, USM will acquire additional interests, representing an additional 101,000 pops, for $17.2 million in cash. Additionally, at September 30, 1996, the Company had an agreement pending to acquire a controlling interest in one market and a minority interest in another market, representing 241,000 pops, for $34.8 million in cash. The pending acquisition agreements discussed above are expected to be completed during 1996. The Company is currently negotiating agreements for the acquisition of additional cellular interests which fit its strategic plans.

LIQUIDITY
The Company anticipates that the aggregate resources required for the remainder of 1996 will include approximately $67 million for capital spending, $65 million for income tax payments, $52 million for acquisitions and $6 million of scheduled debt repayments. The Company had $65 million of cash and cash equivalents at September 30, 1996 and anticipates generating over $40 million of operating cash flow during the remainder of 1996. The Company also has $100 million available under the Revolving Credit Agreement with TDS.

Management believes that the Company's operating cash flows provide substantial financial flexibility. The Company also has a line of credit to help meet its short-term financing needs, and there are currently no material agreements or commitments pending to issue additional debt or equity securities. The Company has access to public and private capital markets to help meet its long-term financing needs and anticipates issuing debt and equity securities only when capital requirements (including acquisitions), financial market conditions and other factors warrant.

                             UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  Unaudited


                              Three Months Ended               Nine Months Ended
                                September 30,                    September 30,
                               1996          1995            1996        1995
                           -----------   ------------    ----------  -----------
                                (Dollars in thousands, except per share amounts)
OPERATING REVENUES
 Service                   $  183,269    $  134,554      $ 497,490   $ 344,454
 Equipment sales                4,325         4,013         12,790      10,985
                           -----------   ------------    ----------  -----------
  Total Operating Revenues    187,594       138,567        510,280     355,439
                           -----------   ------------    ----------  -----------

OPERATING EXPENSES
 System operations             27,339        21,972         79,728      52,413
 Marketing and selling         37,486        25,571        100,307      69,204
 Cost of equipment sold        18,241        14,356         49,631      38,393
 General and administrative    43,969        35,131        126,461      94,271
 Depreciation                  18,631        15,143         53,691      40,595
 Amortization of intangibles    8,834         8,427         25,525      23,680
                            ----------   ------------    ----------  -----------
  Total Operating Expenses    154,500       120,600        435,343     318,556
                           -----------   ------------    ----------  -----------

OPERATING INCOME BEFORE
  MINORITY SHARE               33,094        17,967         74,937      36,883
Minority share of
  operating income             (3,195)       (1,950)        (8,616)     (5,713)
                           -----------   ------------    ----------  -----------

OPERATING INCOME               29,899        16,017         66,321      31,170
                           -----------   ------------    ----------  -----------

INVESTMENT AND OTHER INCOME
 Investment income             14,073        10,196         36,401      28,641
 Amortization of licenses
   and deferred costs
    related to investments       (280)         (299)          (854)       (792)
 Interest income                3,374         1,266          7,644       3,318
 Other income (expense), net      198          (238)        (1,069)     (1,468)
 Gain on sale of cellular
   interests and
    other investments           7,797        42,301        132,793      77,660
                           -----------   ------------    -----------  ----------
  Total Investment and
    Other Income               25,162        53,226        174,915     107,359
                           -----------   ------------    -----------  ----------
INCOME BEFORE INTEREST
  AND INCOME TAXES             55,061        69,243        241,236     138,529
Interest expense-affiliate         --            39             --      10,366
Interest expense-other          5,741         6,045         17,496      10,814
                           -----------   ------------    -----------  ----------

INCOME BEFORE INCOME TAXES     49,320        63,159        223,740     117,349
Income tax expense             23,180        30,896        105,158      37,399
                           -----------   ------------    -----------  ----------

NET INCOME                 $   26,140    $   32,263      $ 118,582    $ 79,950
                           ===========   ============    ===========  ==========

WEIGHTED AVERAGE COMMON
  AND SERIES A COMMON
   SHARES (000s)               86,158        84,561         86,002      83,846
EARNINGS PER COMMON AND
  SERIES A COMMON SHARE    $      .30    $      .38      $    1.38    $    .95
                           ===========   ============    ===========  ==========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                             UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  Unaudited

                                                          Nine Months Ended
                                                            September 30,
                                                       -----------------------
                                                           1996          1995
                                                           ----          ----

                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                          $  118,582   $   79,950
   Add (Deduct) adjustments to reconcile net income
      to net cash provided by operating activities
        Depreciation and amortization                      80,070       65,067
        Investment income                                 (36,401)     (28,641)
        Gain on sale of cellular and other investments   (132,793)     (77,660)
        Minority share of operating income                  8,616        5,713
        Other noncash expense                              14,518       10,236
        Change in accounts receivable                     (17,080)     (26,720)
        Change in accounts payable                         (9,365)       1,991
        Change in accrued interest                            113       10,120
        Change in accrued taxes                            47,206       10,235
        Change in deferred taxes                           42,604       21,876
        Change in other assets and liabilities             10,244        8,693
                                                       -----------  ------------
                                                          126,314       80,860
                                                       -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Long-term debt borrowings                                3,922       58,698
   Change in Convertible Debentures                            --      221,466
   Repayment of long-term debt                            (15,752)     (10,480)
   Change in Revolving Credit Agreement                        --     (249,916)
   Proceeds from the issuance of Common Shares              9,784          746
   Minority partner capital distributions                  (4,302)         372
                                                       -----------  ------------
                                                           (6,348)      20,886
                                                       -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment            (156,387)    (158,088)
   System development costs                               (16,528)      (5,628)
   Investments in and advances to nonconsolidated
      partnerships                                        (16,709)      (7,153)
   Distributions from nonconsolidated partnerships         14,922        7,231
   Proceeds from sale of cellular and other investments   193,625      141,387
   Acquisitions, excluding cash acquired                 (112,071)     (26,326)
                                                       -----------  ------------
                                                          (93,148)     (48,577)
                                                       -----------  ------------


NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                        26,818       53,169

CASH AND CASH EQUIVALENTS-
   Beginning of period                                     38,404        5,800
                                                       -----------  ------------

   End of period                                       $   65,222   $   58,969
                                                       ===========  ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                    (Unaudited)
                                 September 30, 1996           December 31, 1995
                                 ---------------------        -----------------
                                              (Dollars in thousands)
CURRENT ASSETS
   Cash and cash equivalents
      General funds               $      10,904               $         8,462
      Affiliated cash investments        54,318                        29,942
                                   ------------                  ------------
                                         65,222                        38,404
   Accounts receivable
      Customers, net of allowance        56,554                        42,934
      Roaming                            34,120                        26,316
      Affiliates                             48                         2,166
      Other                               6,144                         5,761
   Inventory                              6,805                         9,198
   Prepaid and other current assets       5,477                         5,007
                                   ------------                  ------------
                                        174,370                       129,786
                                   ------------                  ------------

PROPERTY, PLANT AND EQUIPMENT
   In service                           794,599                       674,450
   Less accumulated depreciation        179,818                       144,423
                                   ------------                  ------------
                                        614,781                       530,027
                                   ------------                  ------------

INVESTMENTS
   Cellular partnerships                172,430                       134,421
   Licenses, net of amortization      1,048,318                     1,035,846
   Notes and interest receivable         35,005                        16,376
                                   ------------                  ------------
                                      1,255,753                     1,186,643
                                   ------------                  ------------

DEFERRED CHARGES
   Deferred start-up costs,
     net of amortization                    585                         1,728
   Other deferred charges,
     net of amortization                 43,766                        31,960
                                   ------------                  ------------
                                         44,351                        33,688
                                   ------------                  ------------
   Total Assets              $        2,089,255               $     1,880,144
                                   ============                  ============


                     The accompanying notes to consolidated
                    financial statements are an integral part
                              of these statements.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                    (Unaudited)
                                 September 30, 1996           December 31, 1995
                                 ----------------------       -----------------
                                                  (Dollars in thousands)
CURRENT LIABILITIES
   Current portion of
      long-term debt and
        preferred stock           $       23,065              $        30,939
   Notes payable                           1,375                        1,375
   Accounts payable
      Affiliates                           7,357                       11,636
      Other                               40,464                       53,155
   Accrued taxes                          76,111                       29,644
   Customer deposits and
      and deferred revenues               14,733                       11,332
   Other current liabilities              22,131                       17,028
                                  --------------               ---------------
                                         185,236                      155,109
                                  --------------               ---------------

LONG-TERM DEBT, excluding
      current portion                     86,285                       98,656
                                  --------------               ---------------

6% ZERO COUPON CONVERTIBLE
     DEBENTURES                          246,456                      235,750
                                  --------------               ---------------

DEFERRED LIABILITIES AND CREDITS
   Net deferred income
      tax liability                       57,013                       14,331
   Other                                   2,187                        1,541
                                  --------------               ---------------
                                          59,200                       15,872
                                  --------------               ---------------
MINORITY INTEREST                         47,922                       45,303
                                  --------------               ---------------

COMMON SHAREHOLDERS' EQUITY
   Common Shares, par value
      $1 per share                         53,091                      49,966
   Series A Common Shares,
      par value $1 per share               33,006                      33,006
   Additional paid-in capital           1,244,392                   1,206,614
   Common Shares issuable,
      928,009 shares in 1995                   --                      24,784
   Retained earnings                      133,667                      15,084
                                   --------------              ---------------
                                        1,464,156                   1,329,454
                                   --------------              ---------------
   Total Liabilities
      and Shareholders' Equity    $     2,089,255              $    1,880,144
                                  ===============              ===============


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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995, and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the nine months ended September 30, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

2. Earnings per Common and Series A Common Share for the nine months ended September 30, 1996 and 1995, was computed by dividing Net Income by the weighted average number of Common Shares, Series A Common Shares and dilutive common equivalent shares outstanding during the period. Dilutive common stock equivalents at September 30, 1996 and 1995, consist primarily of dilutive Common Shares issuable and Redeemable Preferred Stock.

      Earnings per Common and Series A Common Share Assuming Full Dilution for the nine months ended September 30, 1996 and 1995, was computed by dividing Net Income, as adjusted for the interest expense eliminated as a result of the pro forma conversion of Convertible Debentures, by the weighted average number of Common Shares, Series A Common Shares and dilutive common equivalent shares outstanding during the period. Dilutive common stock equivalents at September 30, 1996 and 1995, consist primarily of dilutive Convertible Debentures (assuming conversion into Common Shares), Common Shares issuable and Redeemable Preferred Stock.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3. Assuming that acquisitions accounted for as purchases during the period January 1, 1995, to September 30, 1996, had taken place on January 1, 1995, pro forma results of operations would have been as follows:

                                                   Nine Months Ended
                                                     September 30,
                                               --------------------------
                                                 1996              1995
                                                ------            ------
                                                  (Dollars in thousands,
                                                 except per share amounts)

      Service Revenues                    $     498,094     $      357,093
      Equipment Sales                            12,797             11,975
      Interest Expense (including cost
        to finance acquisitions)                 17,496             21,356
      Net Income                                122,066             74,401
      Earnings per Common and
        Series A Common Share             $        1.42     $          .87

4. The following summarized unaudited income statements are the combined summarized income statements of the cellular system partnerships listed below which are accounted for by the Company following the equity method. The combined summarized income statements were compiled from financial statements and other information obtained by the Company as a limited partner of the cellular limited partnerships as set forth below. The cellular system partnerships included in the combined summarized income statements and the Company's ownership percentage of each cellular system partnership at September 30, 1996, are set forth in the following table.

                                                                       The
                                                                     Company's
                                                                     Limited
                                                                    Partnership
          Cellular System Partnership                                Interest
         -----------------------------                              -----------
      Los Angeles SMSA Limited Partnership                               5.5%
      Nashville/Clarksville MSA Limited Partnership                     49.0%
      Baton Rouge MSA Limited Partnership                              49.99%

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                     (Unaudited)               (Unaudited)
                                  Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                                -----------------------  -----------------------
                                   1996        1995         1996        1995
                                ----------   ----------  ----------   ----------
                                               (Dollars in thousands)

      REVENUES                  $ 232,132    $ 191,808   $ 663,029    $ 574,576

      EXPENSES
        Selling, general and
           administrative         120,586      100,643     349,108      292,290
        Depreciation and
           amortization            26,750       17,584      73,296       49,417
                                ----------   ----------  ----------   ----------
                                  147,336      118,227     422,404      341,707
                                ----------   ----------  ----------   ----------

      OPERATING INCOME             84,796       73,581     240,625      232,869
      OTHER INCOME, NET             1,880        1,436       5,315        4,557
                                ----------   ----------  ----------   ----------


      NET INCOME                $  86,676    $  75,017   $ 245,940    $ 237,426
                                ==========   ==========  ==========   ==========

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





5.     Supplemental Cash Flow Information

       The Company acquired certain cellular licenses and interests during the first nine months of 1996 and 1995. In conjunction with these acquisitions, the following assets were acquired, liabilities assumed and Common Shares issued.

                                               Nine Months Ended
                                                  September 30,
                                             ----------------------
                                                1996         1995
                                             --------    ---------
                                             (Dollars in thousands)

     Property, plant and equipment          $   7,069    $  30,852
     Cellular licenses                         88,006      130,454
     Increase (Decrease) in equity-method
        investment in cellular interests       13,971       (5,921)
     Accounts receivable                        1,332        4,336
     Revolving Credit Agreement - TDS            --        (15,493)
     Accounts payable                          (1,106)      (3,882)
     Other assets and liabilities,
        excluding cash acquired                  (463)        (969)
     Common Shares issued and issuable          3,262     (113,051)
                                             --------    ---------
     Decrease in cash due to acquisitions   $ 112,071    $  26,326
                                             ========    =========


The following summarizes certain noncash transactions, and interest and income taxes paid.

                                                          Nine Months Ended
                                                          ------------------
                                                           September 30,
                                                           1996       1995
                                                          --------  --------
                                                       (Dollars in thousands)

     Interest paid                                        $ 5,142   $ 2,842
     Income taxes paid                                     21,409     2,547
     Accrued interest converted into debt
        under the Revolving Credit Agreement                 --      14,432
     Common Shares issued by USM for conversion
        of USM Preferred Stock and TDS Preferred Shares   $18,450   $22,236

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




6.      Contingencies

        The Company's material contingencies as of September 30, 1996, include the collectibility of a $5.5 million note receivable under a long-term financing agreement with a cellular company and a $10.0 million standby letter of credit in support of a bank loan to an entity minority- owned by the Company. For further discussion of these contingencies, see Note 13 of Notes to Consolidated Financial Statements included in the Company's 1995 Report on Form 10-K for the year ended December 31, 1995.

7.      Convertible Debentures

        The Company sold $745 million principal amount at maturity of zero coupon convertible debt in June 1995. This convertible debt, in the form of Liquid Yield Option Notes ("LYONS"), is subordinated to all senior indebtedness of the Company. At September 30, 1996, the Company's senior indebtedness totaled $119.4 million.

8.      Transfer of Minority Interests to the Company from TDS

        Pursuant  to an  agreement  entered  into in  June,  1996,  the  Company completed the acquisition of minority interests in 13 markets, representing 584,000 population equivalents, from TDS in September, 1996 for $102.8 million in cash. Also pursuant to the agreement, the Company is scheduled to acquire minority interests in two additional markets, representing 101,000 population equivalents, for $17.2 million in cash. The pending transfer is awaiting regulatory approvals.

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         Exhibit 10.1 - Deferred Compensation Agreement for H. Donald Nelson dated July 15, 1996.

         Exhibit 10.2 - Deferred Compensation Agreement for Richard Goehring dated July 15, 1996.

         Exhibit 10.3 - Deferred Compensation Agreement for Michael Mutz dated August 30, 1996.

         Exhibit 11 - Computation of earnings per common share.

         Exhibit 12 - Statement regarding computation of ratios.

         Exhibit 27 - Financial Data Schedule.

(b)      No reports on Form 8-K were filed during the quarter  ended  September
         30, 1996.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             UNITED STATES CELLULAR CORPORATION
                                                        (Registrant)





Date    November 13, 1996               /s/ H. DONALD NELSON
     --------------------------        ------------------------------
                                            H. Donald Nelson
                                            President
                                           (Chief Executive Officer)


Date    November 13, 1996               /s/ KENNETH R. MEYERS
     --------------------------        -------------------------------
                                            Kenneth R. Meyers
                                            Vice President-Finance and Treasurer
                                           (Chief Financial Officer)


Date    November 13, 1996               /s/ PHILLIP A. LORENZINI
     -------------------------         --------------------------------
                                            Phillip A. Lorenzini
                                            Controller
                                           (Principal Accounting Officer)