Form 10-K405
period 1996-12-31
UNITED STATES CELLULAR CORP
filed 1997-03-21
CIK 821130

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
   /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

                 REGISTRANT'S TELEPHONE NUMBER: (773) 399-8900

          Securities registered pursuant to Section 12(b) of the Act:

                                     Name of each exchange
       Title of each class            on which registered
---------------------------------  --------------------------
   Common Shares, $1 par value      American Stock Exchange
  Liquid Yield Option Notes due
              2015                  American Stock Exchange

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._X_

    As of February 28, 1997, the aggregate market value of registrant's Common Shares held by nonaffiliates was approximately $429.6 million (based upon the closing price of the Common Shares on February 28, 1997, of $26.25, as reported by the American Stock Exchange).

    The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1997, is 53,160,367 Common Shares, $1 par value, and 33,005,877 Series A Common Shares, $1 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Those sections or portions of the registrant's 1996 Annual Report to Shareholders and of the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held May 14, 1997, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Parts II and III of this report.

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

----------------------------------------------------------------------------
(1) Parenthetical references are to information incorporated by reference from
    Exhibit 13, which includes portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1996 ("Annual Report") and from the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 1997 (the "Proxy Statement").

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

(8) Proxy Statement section entitled "Security Ownership of Certain Beneficial Owners and Management."

(9) Proxy Statement section entitled "Certain Relationships and Related Transactions."

--------------------------------------------------------------------------------

                                                                [LOGO]

UNITED STATES CELLULAR CORPORATION
8410 WEST BRYN MAWR  -  CHICAGO, ILLINOIS 60631
TELEPHONE (773) 399-8900

--------------------------------------------------------------------------------

                                     PART I

--------------------------------------------------------------------------------

ITEM 1. BUSINESS

THE COMPANY

    United States Cellular Corporation (the "Company") provides cellular telephone service to 1,073,000 customers through 131 majority-owned and managed ("consolidated") cellular systems serving approximately 16% of the geography and approximately 8% of the population of the 48 contiguous United States. Since 1985, when the Company began providing cellular service in Knoxville, Tennessee, the Company has expanded its cellular networks and customer service operations to cover 140 markets in 27 states as of December 31, 1996. In total, the Company now operates nine market clusters, of which five have a total population of more than two million, and each of which has a total population of more than one million. Overall, 81% of the Company's 25.1 million population equivalents are in markets which are consolidated, 1% are in managed but not consolidated markets and 18% are in markets in which the Company holds an investment interest.

    The Company is the eighth largest cellular telephone company in the United States, based on the aggregate number of population equivalents it owns. The Company's corporate development strategy is to operate controlling interests in cellular market licensees in areas adjacent to or in proximity to its other markets, thereby building clusters of operating markets. Customers benefit from larger service areas such as these, which provide longer uninterrupted service and the ability to make outgoing calls and receive incoming calls within the designated area without special roaming arrangements. In addition, the Company anticipates that clustering will continue to provide the Company certain economies in its capital and operating costs. As the number of opportunities for outright acquisitions has decreased in recent years, and as the Company's clusters have grown, the Company's focus has shifted toward exchanges and toward divestitures of managed and investment interests which are considered less essential to the Company's clustering strategy.

    The following table summarizes the status of the Company's interests in cellular markets at December 31, 1996.

Owns Majority Interest and Manages....................................        131
Owns Minority Interest and Manages....................................          9
                                                                              ---
Total Markets Managed or to be Managed by the Company.................        140
Markets Managed by Others (1).........................................         64
                                                                              ---
Total Markets.........................................................        204
                                                                              ---
                                                                              ---

----------
(1) Represents markets in which the Company owns a minority or other noncontrolling interest and which are managed by third parties; as of December 31, 1996, the Company accounted for its interests in 35 of these markets using the equity method and accounted for the remaining 29 markets using the cost method.

    Cellular systems in the Company's 131 majority-owned and managed markets served 1,073,000 customers at December 31, 1996, and contained 1,328 cell sites. The average penetration rate in the Company's consolidated markets was 4.94% at December 31, 1996, and the churn rate in all consolidated markets averaged 1.9% per month for the twelve months ended December 31, 1996.

    The Company was incorporated in Delaware in 1983. The Company's executive offices are located at 8410 West Bryn Mawr, Chicago, Illinois 60631. Its telephone number is 773-399-8900. The Common Shares of the Company are listed on the American Stock Exchange under the symbol "USM." The Company's Liquid Yield Option Notes ("LYONs") are also listed on the American Stock Exchange.

    Unless the context indicates otherwise: (i) references to the "Company" refer to United States Cellular Corporation and its subsidiaries; (ii) references to "TDS" refer to Telephone and Data Systems, Inc. and its subsidiaries; (iii) references to "MSA" or to a particular city refer to the Metropolitan Statistical Area, as designated by the U.S. Office of Management and Budget and used by the Federal Communications Commission ("FCC") in designating metropolitan cellular market areas; (iv) references to "RSA" refer to the Rural Service Area, as used by the FCC in designating non-MSA cellular market areas; (v) references to cellular "markets" or "systems" refer to MSAs, RSAs or both; (vi) references to "population equivalents" mean the population of a market, based on 1996 Donnelley Marketing Service Estimates, multiplied by the percentage interests that the Company owns or has the right to acquire in an entity licensed, designated to receive a license or expected to receive a construction permit ("licensee") from the FCC to construct or operate a cellular system in such market.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY
STATEMENT
    This Annual Report on Form 10-K, including exhibits, contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. These statements contain potential risks and uncertainties; therefore, actual results may differ materially. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

    Important factors that may affect these projections or expectations include, but are not limited to: changes in the overall economy; changes in competition in markets in which the Company operates; advances in telecommunications technology; changes in the telecommunications regulatory environment; pending and future litigation; availability of future financing; start-up of Personal Communications Services ("PCS") operations; and unanticipated changes in growth in cellular customers, penetration rates, churn rates and the mix of products and services offered in the Company's markets. Readers should evaluate any statements in light of these important factors.

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

    The FCC currently grants only two licenses to provide cellular telephone service in each market. However, competition for customers includes competing communications technologies such as conventional landline and mobile telephone, Specialized Mobile Radio ("SMR") systems and radio paging. PCS has become available in certain areas of the United States, including the Company's markets, and the Company expects PCS competitors to initiate service in substantially all of the Company's markets in the next one or two years. Additionally, emerging technologies such as Enhanced Specialized Mobile Radio ("ESMR") and mobile satellite communication systems may prove to be competitive with cellular service in the future in some or all of the Company's markets.

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

    There are a number of recent technical developments in the cellular industry. Currently, while most of the MTSOs process information digitally, most of the radio transmission is done on an analog basis. During 1992, a new transmission technique was approved for implementation by the cellular industry. Time Division Multiple Access ("TDMA") technology was selected as one industry standard by the cellular industry and has been deployed in several markets, including the Company's operations in Tulsa, Oklahoma and in its Florida/Georgia market cluster. Another digital technology, Code Division Multiple Access ("CDMA"), is expected to be deployed by the Company in a commercial trial during 1997. The Company may also deploy some CDMA digital radio channels in other markets on a trial basis in the near future. Digital radio technology offers several advantages including greater privacy, less transmission noise, greater system capacity and potentially lower incremental costs for additional customers. The conversion from analog to digital radio technology has begun on an industry-wide basis; however, this process is expected to take a number of years.

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

    THE COMPANY'S OPERATIONS. From its inception in 1983 until 1993, the Company was principally in a start-up phase. Until that time, the Company's activities had been concentrated significantly on the acquisition of interests in cellular licensees and on the construction and initial operation of cellular systems. The development of a cellular system is capital-intensive and requires substantial investment prior to and subsequent to initial operation. The Company experienced operating losses and net losses from its inception until 1993. During the past three years, the Company generated operations-driven net income and has significantly increased its operating cash flows during that time. Management anticipates increasing growth in cellular units in service and revenues as the Company continues to expand through internal growth. Marketing and system operations expenses associated with this expansion may reduce the rate of growth in operating cash flows and operating income during the period of accelerated growth. In addition, the Company anticipates that the seasonality of revenue streams and operating expenses may cause the Company's operating income to vary from quarter to quarter.

    While the Company produced operating income and net income during 1994, 1995 and 1996, changes in any of several factors may reduce the Company's growth in operating income and net income over the next few years. These factors include:
(i) the growth rate in the Company's customer base; (ii) the usage and pricing of cellular services; (iii) the churn rate; (iv) the cost of providing cellular services, including the cost of attracting new customers; (v) the introduction of competition from PCS and other emerging technologies; and (vi) continuing technological advances which may provide additional competitive alternatives to cellular service.

    The Company is building a substantial presence in selected geographic areas throughout the United States where it can efficiently integrate and manage cellular telephone systems. Its cellular interests include regional market clusters in the following areas: Iowa, Wisconsin/Illinois, Missouri,

Eastern North Carolina/South Carolina, Virginia, West Virginia/Maryland/Pennsylvania, Oregon/California, Washington/Oregon/Idaho,
Indiana/Kentucky/Ohio, Maine/New Hampshire/Vermont, Eastern Tennessee/Western North Carolina, Oklahoma/Missouri/Kansas, Texas/Oklahoma, Florida/Georgia and Southwestern Texas. See "The Company's Cellular Interests." The Company has acquired its cellular interests through the wireline application process (21%), including settlements and exchanges with other applicants, and through acquisitions (79%), including acquisitions from TDS and third parties.

CELLULAR SYSTEMS DEVELOPMENT

    ACQUISITIONS. During the last five years, the Company has expanded its size, particularly in contiguous or adjacent markets, through acquisitions which have been aimed at strengthening the Company's position in the cellular industry. This growth has resulted primarily from acquisitions of interests in mid-sized and rural markets and has been based on obtaining interests with rights to manage the underlying market.

    Including transfers of RSA interests from TDS, the Company has increased its population equivalents by 31%, from approximately 19.1 million at December 31, 1991, to approximately 25.1 million at December 31, 1996. Markets managed by the Company have increased from 91 markets at December 31, 1991 to 140 markets at December 31, 1996. As of December 31, 1996, 82% of the Company's population equivalents represented interests in markets the Company manages compared to 66% at December 31, 1991.

    Recently, the pace of acquisitions has slowed as industry-wide consolidation has reduced the number of markets available for acquisition. The Company's population equivalents grew at a compound annual rate of just 5% over the last five years due to the increased number of exchange and divestiture transactions in the last few years.

    The Company may continue to make opportunistic acquisitions or exchanges in markets that further strengthen its market clusters and in other attractive markets. The Company also seeks to acquire minority interests in markets where it already owns the majority interest. There can be no assurance that the Company, or TDS for the benefit of the Company, will be able to negotiate additional acquisitions or exchanges on terms acceptable to it or that regulatory approvals, where required, will be received. The Company plans to retain minority interests in certain cellular markets which it believes will earn a favorable return on investment. Other minority interests may be exchanged for interests in markets which enhance the Company's market clusters or may be sold for cash or other consideration. The Company also continues to evaluate the disposition of certain managed interests which are not essential to its corporate development strategy.

    The Company, or TDS for the benefit of the Company, has historically negotiated acquisitions of cellular interests from third parties primarily in consideration for the Company's Common Shares or TDS's equity securities. Cellular interests acquired by TDS in these transactions have been assigned to the Company. At that time, the Company reimbursed TDS for the value of TDS securities issued in such transactions, generally by issuing Common Shares to TDS or by increasing the balance due TDS under the Company's Revolving Credit Agreement in amounts equal to the value of TDS securities delivered at the time the acquisitions were completed. The fair market value of the Company's securities issued to TDS in connection with these transactions was equal to the fair market value of the TDS securities delivered in the transactions and was determined at the time the transactions were completed.

    In the past three years, the Company has also negotiated substantial divestitures and exchanges of cellular interests with third parties. The consideration received from these divestitures of non-strategic markets has primarily been cash, which has been used to reduce debt or for general corporate purposes. The exchanges have included the divestiture of controlling interests in non-strategic markets in exchange for controlling interests in markets which further enhance the Company's clusters.

    COMPLETED ACQUISITIONS. During 1996, the Company completed the acquisition of controlling interests in two markets and several additional minority interests representing approximately 1.0 million population equivalents for an aggregate consideration of $158.9 million. The consideration consisted of $116.4 million in cash and 1.3 million of the Company's Common Shares. Substantially all of the Company's Common Shares issued were delivered to TDS and $102.8 million of the cash consideration was paid to TDS. The Company's Common Shares were issued to TDS to reimburse TDS for TDS

Common Shares issued and cash paid to third parties in connection with these acquisitions. The cash paid to TDS was pursuant to an agreement entered into during 1996 under which the Company acquired certain minority interests from TDS.

    COMPLETED DIVESTITURES AND EXCHANGES. During 1996, the Company completed the divestiture of controlling interests in eight markets plus one market partition and minority interests in two other markets representing approximately
1.2 million population equivalents for an aggregate consideration of $176.5 million in cash. Also during 1996, the Company completed an exchange transaction which resulted in the acquisition of a controlling interest in one market, representing 116,000 population equivalents, and the divestiture of one market, representing 97,000 population equivalents. The Company also received $11.3 million in cash pursuant to this exchange.

    PENDING ACQUISITIONS, DIVESTITURES AND EXCHANGES. At December 31, 1996, the Company had entered into an agreement to purchase a controlling interest in one market representing approximately 213,000 population equivalents. Also at that date, pursuant to the agreement with TDS entered into earlier in 1996, the Company expects to acquire minority interests in two markets from TDS representing 104,000 population equivalents. Each of these pending transactions is expected to be completed during 1997.

    In February 1997, the Company announced that it had entered into an exchange agreement with BellSouth Corporation ("BellSouth"), pursuant to which the Company will receive controlling interests in twelve contiguous markets adjacent to its Iowa and Wisconsin/Illinois clusters. In exchange, the Company will trade its controlling interests in ten markets and investment interests in 13 markets and pay cash, the amount of which is dependent upon certain factors. The transaction is subject to various regulatory and other approvals.

    The Company maintains shelf registration of its Common Shares and Preferred Stock under the Securities Act of 1933 for issuance specifically in connection with acquisitions.

    The Company is a majority-owned subsidiary of TDS. TDS owns 80.6% of the combined total of the outstanding Common Shares and Series A Common Shares of the Company and controls 95.6% of the combined voting power of both classes of common stock. The Company benefits from the extensive telecommunications industry experience of TDS, which also operates telephone and paging businesses and is developing its PCS business.

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

    The Company may continue to make opportunistic acquisitions and exchanges which will complement its established market clusters. From time to time, the Company may also consider exchanging or selling its interests in markets which are not essential to its long-term strategies.

    The Company owned interests in cellular telephone systems in 204 markets at December 31, 1996, representing 25.1 million population equivalents. Including the controlling interest to be acquired from a third party and the two minority interests to be acquired from TDS, the Company owned or had the right to acquire 207 markets, representing 25.4 million pops, at December 31, 1996. The following table summarizes the growth in the Company's population equivalents in recent years and the development status of these population equivalents.

                                                                                    DECEMBER 31,
                                                                -----------------------------------------------------
                                                                  1996       1995       1994       1993       1992
                                                                ---------  ---------  ---------  ---------  ---------
                                                                      (THOUSANDS OF POPULATION EQUIVALENTS)(1)
Operational Markets:
  Majority-Owned and Managed..................................     20,276     19,958     18,556     18,807     14,749
  Minority-Owned and Managed (2)..............................        401        513      1,206      1,179      2,069
Markets to be Managed, Net of Markets to be Divested: (3)
  Majority-Owned..............................................        213        272      2,212      1,026      1,859
  Minority-Owned (2)..........................................     --         --         --              8          5
                                                                ---------  ---------  ---------  ---------  ---------
  Total Markets Managed and to be Managed.....................     20,890     20,743     21,974     21,020     18,682
Minority Interests in Markets Managed by Others...............      4,501      3,990      3,745      3,547      3,642
                                                                ---------  ---------  ---------  ---------  ---------
  Total.......................................................     25,391     24,733     25,719     24,567     22,324
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------

----------
(1) Based on 1996 Donnelley Marketing Services estimates for all years.

(2) Includes markets where the Company has the right to acquire an interest but does not currently own an interest.

(3) Includes markets which are operational but which are currently managed by third parties.

    The following section details the Company's cellular interests, including those it owned or had the right to acquire as of December 31, 1996. The table presented therein lists clusters of markets that the Company manages or anticipates managing. The Company's market clusters show the areas in which the Company is currently focusing its development efforts. These clusters have been devised with a long-term goal of allowing delivery of cellular service to areas of economic interest and along corridors of economic activity. The number of population equivalents represented by the Company's cellular interests may have no direct relationship to the number of potential cellular customers or the revenues that may be realized from the operation of the related cellular systems.

                        THE COMPANY'S CELLULAR INTERESTS

    The table below sets forth certain information with respect to the interests in cellular markets which the Company owned or had the right to acquire pursuant to definitive agreements as of December 31, 1996.

                                                                           PERCENTAGE                        TOTAL
                                                                             CHANGE                       CURRENT AND
                                                             CURRENT      PURSUANT TO                     ACQUIRABLE
                                                 1996      PERCENTAGE      DEFINITIVE                     POPULATION
               CLUSTER/MARKET                 POPULATION    INTEREST     AGREEMENTS(1)        TOTAL       EQUIVALENTS
--------------------------------------------  -----------  -----------   --------------   -------------   -----------
MARKETS MANAGED BY THE COMPANY:
MIDWEST REGIONAL MARKET CLUSTER:
  IOWA:
    Des Moines, IA..........................      426,000     100.00%                          100.00%       426,000
    Davenport, IA-IL........................      360,000      97.37                            97.37        350,000
    Humboldt (IA 10)........................      181,000     100.00                           100.00        181,000
    Cedar Rapids, IA........................      180,000      96.00                            96.00        173,000
    Muscatine (IA 4)........................      155,000     100.00                           100.00        155,000
    Iowa (IA 6).............................      155,000     100.00                           100.00        155,000
    Waterloo-Cedar Falls, IA................      147,000      91.04                            91.04        134,000
    Hardin (IA 11)..........................      112,000     100.00                           100.00        112,000
    Jackson (IA 5)..........................      109,000     100.00                           100.00        109,000
    Kossuth (IA 14).........................      108,000     100.00                           100.00        108,000
    Lyon (IA 16)............................      104,000     100.00                           100.00        104,000
    Iowa City, IA...........................      102,000     100.00                           100.00        102,000
    Dubuque, IA.............................       89,000      95.90                            95.90         85,000
    Mitchell (IA 13)........................       67,000     100.00                           100.00         67,000
    Mills (IA 1)............................       62,000     100.00                           100.00         62,000
    Audubon (IA 7)..........................       55,000     100.00                           100.00         55,000

                                                                           PERCENTAGE                        TOTAL
                                                                             CHANGE                       CURRENT AND
                                                             CURRENT      PURSUANT TO                     ACQUIRABLE
                                                 1996      PERCENTAGE      DEFINITIVE                     POPULATION
               CLUSTER/MARKET                 POPULATION    INTEREST     AGREEMENTS(1)        TOTAL       EQUIVALENTS
--------------------------------------------  -----------  -----------   --------------   -------------   -----------
    Union (IA 2)............................       50,000     100.00%                          100.00%        50,000
    Monroe (IA 3)...........................       91,000      49.00                            49.00         45,000
    Winneshiek (IA 12)......................      116,000      24.50                            24.50         28,000
    Ida (IA 9) *............................       63,000      16.67                            16.67         11,000
                                              -----------                                                 -----------
                                                2,732,000                                                  2,512,000
                                              -----------                                                 -----------
  WISCONSIN/ILLINOIS:
    Peoria, IL..............................      347,000     100.00                           100.00        347,000
    Jo Daviess (IL 1).......................      319,000     100.00                           100.00        319,000
    Wood (WI 7).............................      289,000     100.00                           100.00        289,000
    Adams (IL 4) * (2)......................      214,000     100.00                           100.00        214,000
    Mercer (IL 3)...........................      204,000     100.00                           100.00        204,000
    Vernon (WI 8) *.........................      236,000      74.00                            74.00        174,000
    La Crosse, WI...........................      102,000      95.11                            95.11         97,000
    Pierce (WI 5)...........................       95,000     100.00                           100.00         95,000
    Wausau, WI *............................      122,000      71.76                            71.76         87,000
    Trempealeau (WI 6) (2)..................       83,000     100.00                           100.00         83,000
    Alton, IL...............................       21,000     100.00                           100.00         21,000
                                              -----------                                                 -----------
                                                2,032,000                                                  1,930,000
                                              -----------                                                 -----------
  MISSOURI:
    Columbia, MO *..........................      126,000     100.00                           100.00        126,000
    Stone (MO 15)...........................      117,000     100.00                           100.00        117,000
    Laclede (MO 16).........................       98,000     100.00                           100.00         98,000
    Washington (MO 13)......................       92,000     100.00                           100.00         92,000
    Callaway (MO 6) *.......................       86,000     100.00                           100.00         86,000
    Schuyler (MO 3).........................       56,000     100.00                           100.00         56,000
    Shannon (MO 17) *.......................       56,000     100.00                           100.00         56,000
    Linn (MO 5) (2).........................       55,000     100.00                           100.00         55,000
                                              -----------                                                 -----------
                                                  686,000                                                    686,000
                                              -----------                                                 -----------
      TOTAL MIDWEST REGIONAL MARKET
       CLUSTER..............................    5,450,000                                                  5,128,000
                                              -----------                                                 -----------
MID-ATLANTIC REGIONAL MARKET CLUSTER:
  EASTERN NORTH CAROLINA/SOUTH CAROLINA:
    Northampton (NC 8)......................      289,000     100.00                           100.00        289,000
    Rockingham (NC 7).......................      286,000     100.00                           100.00        286,000
    Harnett (NC 10).........................      286,000     100.00                           100.00        286,000
    Greene (NC 13)..........................      244,000     100.00                           100.00        244,000
    Greenville (NC 14)......................      241,000     100.00                           100.00        241,000
    Hoke (NC 11)............................      224,000     100.00                           100.00        224,000
    Chesterfield (SC 4).....................      212,000     100.00                           100.00        212,000
    Ashe (NC 3).............................      160,000     100.00                           100.00        160,000
    Chatham (NC 6)..........................      159,000      81.16                            81.16        129,000
    Sampson (NC 12).........................      128,000     100.00                           100.00        128,000
    Camden (NC 9)...........................      120,000     100.00                           100.00        120,000
                                              -----------                                                 -----------
                                                2,349,000                                                  2,319,000
                                              -----------                                                 -----------
  VIRGINIA:
    Roanoke, VA.............................      234,000     100.00                           100.00        234,000
    Bedford (VA 4)..........................      177,000     100.00                           100.00        177,000
    Lynchburg, VA...........................      160,000     100.00                           100.00        160,000
    Charlottesville, VA.....................      143,000      94.44                            94.44        135,000
    Buckingham (VA 7).......................       90,000     100.00                           100.00         90,000
    Tazewell (VA 2) (2).....................       83,000     100.00                           100.00         83,000
    Bath (VA 5).............................       62,000     100.00                           100.00         62,000
                                              -----------                                                 -----------
                                                  949,000                                                    941,000
                                              -----------                                                 -----------

                                                                           PERCENTAGE                        TOTAL
                                                                             CHANGE                       CURRENT AND
                                                             CURRENT      PURSUANT TO                     ACQUIRABLE
                                                 1996      PERCENTAGE      DEFINITIVE                     POPULATION
               CLUSTER/MARKET                 POPULATION    INTEREST     AGREEMENTS(1)        TOTAL       EQUIVALENTS
--------------------------------------------  -----------  -----------   --------------   -------------   -----------
  WEST VIRGINIA/MARYLAND/PENNSYLVANIA:
    Monongalia (WV 3) *.....................      270,000     100.00%                          100.00%       270,000
    Raleigh (WV 7) *........................      256,000     100.00                           100.00        256,000
    Grant (WV 4) *..........................      172,000     100.00                           100.00        172,000
    Tucker (WV 5) *.........................      132,000     100.00                           100.00        132,000
    Hagerstown, MD *........................      127,000     100.00                           100.00        127,000
    Cumberland, MD *........................      102,000     100.00                           100.00        102,000
    Bedford (PA 10) * (2)...................       49,000     100.00                           100.00         49,000
    Garrett (MD 1) *........................       30,000     100.00                           100.00         30,000
                                              -----------                                                 -----------
                                                1,138,000                                                  1,138,000
                                              -----------                                                 -----------
      TOTAL MID-ATLANTIC REGIONAL
       MARKET CLUSTER.......................    4,436,000                                                  4,398,000
                                              -----------                                                 -----------
NORTHWEST REGIONAL MARKET CLUSTER:
  OREGON/CALIFORNIA:
    Coos (OR 5).............................      259,000     100.00                           100.00        259,000
    Del Norte (CA 1)........................      209,000     100.00                           100.00        209,000
    Medford, OR *...........................      170,000     100.00                           100.00        170,000
    Mendocino (CA 9)........................      140,000     100.00                           100.00        140,000
    Crook (OR 6) *..........................      192,000      62.50                            62.50        120,000
    Modoc (CA 2)............................       59,000     100.00                           100.00         59,000
                                              -----------                                                 -----------
                                                1,029,000                                                    957,000
                                              -----------                                                 -----------
  WASHINGTON/OREGON/IDAHO:
    Clark (ID 6)............................      293,000     100.00                           100.00        293,000
    Pacific (WA 6) *........................      183,000     100.00                           100.00        183,000
    Richland-Kennewick-Pasco, WA *..........      182,000     100.00                           100.00        182,000
    Butte (ID 5)............................      159,000     100.00                           100.00        159,000
    Yakima, WA *............................      216,000      54.55                            54.55        118,000
    Okanogan (WA 4).........................      116,000     100.00                           100.00        116,000
    Umatilla (OR 3) *.......................      150,000      60.42                            60.42         91,000
    Kittitas (WA 5) * (2)...................       71,000      83.50                            83.50         59,000
    Hood River (OR 2) *.....................       73,000      45.10                            45.10         33,000
    Skamania (WA 7) *.......................       28,000      45.10                            45.10         13,000
                                              -----------                                                 -----------
                                                1,471,000                                                  1,247,000
                                              -----------                                                 -----------
      TOTAL NORTHWEST REGIONAL
       MARKET CLUSTER.......................    2,500,000                                                  2,204,000
                                              -----------                                                 -----------
INDIANA/KENTUCKY/OHIO MARKET CLUSTER:
    Meade (KY 3)............................      317,000     100.00                           100.00        317,000
    Evansville, IN..........................      322,000      87.50                            87.50        282,000
    Owen (IN 7).............................      224,000     100.00                           100.00        224,000
    Elliott (KY 9)..........................      204,000     100.00                           100.00        204,000
    Fulton (KY 1)...........................      189,000     100.00                           100.00        189,000
    Clay (KY 11)............................      171,000     100.00                           100.00        171,000
    Powell (KY 10)..........................      154,000     100.00                           100.00        154,000
    Union (KY 2)............................      129,000     100.00                           100.00        129,000
    Ross (OH 9) *...........................      249,000      49.00                            49.00        122,000
    Owensboro, KY...........................       91,000      96.07                            96.07         88,000
    Miami (IN 4) *..........................      179,000      28.57                            28.57         51,000
    Warren (IN 5) *.........................      123,000      33.33                            33.33         41,000
                                              -----------                                                 -----------
      TOTAL INDIANA/KENTUCKY/OHIO
       MARKET CLUSTER.......................    2,352,000                                                  1,972,000
                                              -----------                                                 -----------

                                                                           PERCENTAGE                        TOTAL
                                                                             CHANGE                       CURRENT AND
                                                             CURRENT      PURSUANT TO                     ACQUIRABLE
                                                 1996      PERCENTAGE      DEFINITIVE                     POPULATION
               CLUSTER/MARKET                 POPULATION    INTEREST     AGREEMENTS(1)        TOTAL       EQUIVALENTS
--------------------------------------------  -----------  -----------   --------------   -------------   -----------
MAINE/NEW HAMPSHIRE/VERMONT MARKET CLUSTER:
    Manchester-Nashua, NH...................      353,000      92.13%                           92.13%       325,000
    Kennebec (ME 3).........................      223,000     100.00                           100.00        223,000
    Coos (NH 1) *...........................      223,000     100.00                           100.00        223,000
    Carroll (NH 2) #........................      213,000       0.00          100.00%          100.00        213,000
    Somerset (ME 2).........................      150,000     100.00                           100.00        150,000
    Bangor, ME..............................      147,000      91.47                            91.47        135,000
    Addison (VT 2) * (2)....................      107,000     100.00                           100.00        107,000
    Lewiston-Auburn, ME.....................      104,000      82.67                            82.67         86,000
    Washington (ME 4) *.....................       86,000     100.00                           100.00         86,000
    Oxford (ME 1)...........................       83,000     100.00                           100.00         83,000
                                              -----------                                                 -----------
      TOTAL MAINE/NEW HAMPSHIRE/
       VERMONT MARKET CLUSTER...............    1,689,000                                                  1,631,000
                                              -----------                                                 -----------
EASTERN TENNESSEE/WESTERN NORTH
  CAROLINA MARKET CLUSTER:
    Knoxville, TN *.........................      555,000      96.03                            96.03        533,000
    Asheville, NC *.........................      210,000     100.00                           100.00        210,000
    Henderson (NC 4) * (2)..................      192,000     100.00                           100.00        192,000
    Giles (TN 6) *..........................      159,000     100.00                           100.00        159,000
    Bledsoe (TN 7) * (2)....................      149,000      96.03                            96.03        143,000
    Hamblen (TN 4) * (2)....................      133,000     100.00                           100.00        133,000
    Macon (TN 3) *..........................      340,000      16.67                            16.67         57,000
    Yancey (NC 2) * (2).....................       31,000     100.00                           100.00         31,000
                                              -----------                                                 -----------
      TOTAL EASTERN TENNESSEE/
       WESTERN NORTH CAROLINA
       MARKET CLUSTER.......................    1,769,000                                                  1,458,000
                                              -----------                                                 -----------
TEXAS/OKLAHOMA/MISSOURI/KANSAS
  REGIONAL MARKET CLUSTER:
    OKLAHOMA/MISSOURI/KANSAS:
    Tulsa, OK *.............................      790,000      55.06                            55.06        435,000
    Joplin, MO *............................      146,000     100.00                           100.00        146,000
    Seminole (OK 6).........................      218,000      55.06                            55.06        120,000
    Elk (KS 15) *...........................      155,000      75.00                            75.00        116,000
    Nowata (OK 4) * (2).....................      103,000      55.06                            55.06         57,000
                                              -----------                                                 -----------
                                                1,412,000                                                    874,000
                                              -----------                                                 -----------
  TEXAS/OKLAHOMA:
    Garvin (OK 9)...........................      203,000     100.00                           100.00        203,000
    Haskell (OK 10).........................       83,000     100.00                           100.00         83,000
    Wichita Falls, TX *.....................      137,000      51.65                            51.65         71,000
    Lawton, OK *............................      115,000      51.65                            51.65         60,000
    Jackson (OK 8) *........................       97,000      51.65                            51.65         50,000
    Hardeman (TX 5) * (2)...................       38,000      51.65                            51.65         20,000
    Briscoe (TX 4) * (2)....................       11,000      51.65                            51.65          6,000
    Beckham (OK 7) * (2)....................       10,000      51.65                            51.65          5,000
                                              -----------                                                 -----------
                                                  694,000                                                    498,000
                                              -----------                                                 -----------
      TOTAL TEXAS/OKLAHOMA/
       MISSOURI/KANSAS REGIONAL
       MARKET CLUSTER.......................    2,106,000                                                  1,372,000
                                              -----------                                                 -----------

                                                                           PERCENTAGE                        TOTAL
                                                                             CHANGE                       CURRENT AND
                                                             CURRENT      PURSUANT TO                     ACQUIRABLE
                                                 1996      PERCENTAGE      DEFINITIVE                     POPULATION
               CLUSTER/MARKET                 POPULATION    INTEREST     AGREEMENTS(1)        TOTAL       EQUIVALENTS
--------------------------------------------  -----------  -----------   --------------   -------------   -----------
FLORIDA/GEORGIA MARKET CLUSTER:
    Tallahassee, FL.........................      279,000     100.00%                          100.00%       279,000
    Worth (GA 14)...........................      249,000     100.00                           100.00        249,000
    Gainesville, FL.........................      222,000     100.00                           100.00        222,000
    Toombs (GA 11)..........................      154,000     100.00                           100.00        154,000
    Fort Pierce, FL * (3)...................      289,000      49.00                            49.00        142,000
    Walton (FL 10)..........................      114,000     100.00                           100.00        114,000
    Putnam (FL 5) (2).......................       70,000     100.00                           100.00         70,000
    Dixie (FL 6)............................       55,000     100.00                           100.00         55,000
    Jefferson (FL 8) (2)....................       47,000     100.00                           100.00         47,000
    Calhoun (FL 9)..........................       41,000     100.00                           100.00         41,000
                                              -----------                                                 -----------
      TOTAL FLORIDA/GEORGIA MARKET
       CLUSTER..............................    1,520,000                                                  1,373,000
                                              -----------                                                 -----------
SOUTHWESTERN TEXAS MARKET CLUSTER:
    Corpus Christi, TX......................      382,000     100.00                           100.00        382,000
    Atascosa (TX 19)........................      228,000     100.00                           100.00        228,000
    Edwards (TX 18).........................      216,000     100.00                           100.00        216,000
    Laredo, TX..............................      176,000      93.74                            93.74        165,000
    Wilson (TX 20)..........................      141,000     100.00                           100.00        141,000
    Victoria, TX............................       81,000     100.00                           100.00         81,000
                                              -----------                                                 -----------
      TOTAL SOUTHWESTERN TEXAS
       MARKET CLUSTER.......................    1,224,000                                                  1,213,000
                                              -----------                                                 -----------
OTHER OPERATIONS:
    Hawaii (HI 3)...........................      141,000     100.00                           100.00        141,000
                                              -----------                                                 -----------
      TOTAL MANAGED MARKETS.................   23,187,000                                                 20,890,000
                                              -----------                                                 -----------
MARKETS MANAGED BY OTHERS:
    Los Angeles/Oxnard, CA *................   15,488,000       5.50                             5.50        852,000
    Nashville/Clarksville-Hopkinsville,
     TN-KY/
     Lake (TN 1) (2)/Fayette (TN 5)
     (2)/Maury (TN 9) *.....................    1,550,000      49.00                            49.00        760,000
    Baton Rouge, LA *.......................      570,000      49.99                            49.99        285,000
    Tucson, AZ *............................      772,000      29.36                            29.36        227,000
    Seattle-Everett/Tacoma/Bremerton, WA
     *......................................    3,051,000       7.01                             7.01        214,000
    Biloxi/Pascagoula, MS *.................      361,000      49.00                            49.00        177,000
    Oklahoma City, OK *.....................      992,000      14.60                            14.60        145,000
    Portland, ME *..........................      284,000      49.00                            49.00        139,000
    McAllen, TX.............................      494,000      26.20                            26.20        129,000
    Portsmouth-Dover-Rochester, NH-ME *.....      279,000      40.00                            40.00        112,000
    Garfield (CO 3) *.......................      284,000      36.50                            36.50        104,000
    Others (Fewer than 100,000 population
     equivalents each)......................                                                               1,357,000
                                                                                                          -----------
      Total Population Equivalents of
       Markets Managed by Others............                                                               4,501,000
                                                                                                          -----------
      Total Population Equivalents..........                                                              25,391,000
                                                                                                          -----------
                                                                                                          -----------

    Upon completion of the exchange transaction with BellSouth, the Company will acquire and divest interests in certain markets. The percentage interest acquired and divested for each market is listed below, along with a summary of cellular interests the Company will own or have a right to acquire after the transaction with BellSouth is completed.

                                                                            TOTAL
                                                           PERCENTAGE    POPULATION
                                                            OWNERSHIP    EQUIVALENTS
                                                              TO BE         TO BE
                                                 1996       ACQUIRED      ACQUIRED
                   MARKET                     POPULATION   (DIVESTED)    (DIVESTED)
--------------------------------------------  -----------  -----------   -----------
MARKETS TO BE ACQUIRED FROM BELLSOUTH:
    Milwaukee, WI...........................    1,462,000     100.00%     1,462,000
    Columbia (WI 9).........................      382,000     100.00        382,000
    Madison, WI.............................      398,000      92.50        368,000
    Appleton, WI............................      340,000     100.00        340,000
    Rockford, IL............................      304,000      98.99        301,000
    Vernon (WI 8)...........................      236,000     100.00        236,000
    Green Bay, WI...........................      213,000      99.01        211,000
    Racine, WI..............................      184,000      89.37        164,000
    Kenosha, WI.............................      150,000     100.00        150,000
    Door (WI 10)............................      130,000     100.00        130,000
    Janesville-Beloit, WI...................      142,000      80.54        114,000
    Sheboygan, WI...........................      109,000      86.66         94,000
                                              -----------                -----------
      TOTAL MARKETS TO BE ACQUIRED FROM
       BELLSOUTH............................    4,050,000                 3,952,000
                                              -----------                -----------
MARKETS TO BE TRADED TO BELLSOUTH:
  MARKETS MANAGED BY THE COMPANY:
    Meade (KY 3)............................      317,000    (100.00)      (317,000 )
    Evansville, IN (4)......................      322,000     (87.50)      (282,000 )
    Owen (IN 7).............................      224,000    (100.00)      (224,000 )
    Elliott (KY 9)..........................      204,000    (100.00)      (204,000 )
    Fulton (KY 1)...........................      189,000    (100.00)      (189,000 )
    Clay (KY 11)............................      171,000    (100.00)      (171,000 )
    Giles (TN 6)*...........................      159,000    (100.00)      (159,000 )
    Powell (KY 10)..........................      154,000    (100.00)      (154,000 )
    Union (KY 2)............................      129,000    (100.00)      (129,000 )
    Owensboro, KY (4).......................       91,000     (96.07)       (87,000 )
                                              -----------                -----------
  TOTAL MARKETS MANAGED BY THE COMPANY......    1,960,000                (1,916,000 )
                                              -----------                -----------
  MARKETS MANAGED BY OTHERS:
    Nashville/Clarksville-Hopkinsville,
     TN-KY/ Lake (TN 1) (2)/
     Fayette (TN 5) (2)/Maury (TN 9) *......    1,550,000    (49.00)       (760,000 )
    Baton Rouge, LA *.......................      570,000    (49.99)       (285,000 )
    Biloxi/Pascagoula, MS *.................      361,000    (49.00)       (177,000 )
    Others (Fewer than 100,000 population
     equivalents each) (5)..................                               (183,000 )
                                                                         -----------
      Total Markets Managed by Others.......                             (1,405,000 )
                                                                         -----------
        Total Markets to be Traded to
         BellSouth..........................                             (3,321,000 )
                                                                         -----------
MARKETS TO BE DIVESTED (6):
    Vernon (WI 8) *.........................      236,000    (74.00)       (174,000 )
    Markets Managed by Others (Fewer than
     100,000 population equivalents each)...                               (110,000 )
                                                                         -----------
      Total Markets to be Divested..........                               (284,000 )
                                                                         -----------
        Net Population Equivalents to be
         Acquired Related to BellSouth
         Transaction........................                                347,000
                                                                         -----------
                                                                         -----------
SUMMARY OF THE COMPANY'S CELLULAR INTERESTS
  AFTER THE COMPLETION OF THE TRANSACTION
  WITH BELLSOUTH:
    Total Managed Markets...................   25,041,000                22,752,000
    Total Population Equivalents of Markets
     Managed by Others......................                              2,986,000
                                                                         -----------
      Total Population Equivalents..........                             25,738,000
                                                                         -----------
                                                                         -----------

------------
*   Designates wireline market.
#  Designates operational market managed by a third party until the Company acquires a controlling interest.
(1) The interest under this agreement is expected to be acquired at the time specified therein, following the satisfaction of customary closing conditions.
(2) These markets have been partitioned into more than one licensed area. The 1996 population, percentage ownership and number of population equivalents shown are for the licensed areas within the markets in which the Company owns an interest.
(3) The Company owns 80% of the entity which owns and operates this market but has only a 49% interest in the earnings and profits.
(4) Pursuant to the agreement with BellSouth, the Company has agreed to transfer to BellSouth a 100% interest in these markets. If the Company owns less than 100% of these markets at the time of the completion of the transaction, the Company will pay cash to BellSouth in lieu of any interests the Company does not own at that time.

(5) In addition to these interests, the Company will deliver to BellSouth interests in two markets, representing approximately 93,000 population equivalents, which are currently owned by TDS and not the Company.
(6) As a result of the transaction with BellSouth, the Company expects to divest its interests in these markets.

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

    In accordance with its strategy of building and strengthening market clusters, the Company has selected high capacity digital cellular switching systems that are capable of serving multiple markets through a single MTSO. The Company's cellular systems are designed to facilitate the installation of equipment which will permit microwave interconnection between the MTSO and the cell site. The Company has implemented such microwave interconnection in most of the cellular systems it manages. In other systems in which the Company owns or has a right to acquire a majority interest and where it is believed to be cost-efficient, such microwave technology will also be implemented. Otherwise, such systems will rely upon landline telephone connections or microwave links owned by others to link cell sites with the MTSO. Although the installation of microwave network interconnection equipment requires a greater initial capital investment, a microwave network enables a system operator to avoid the current and future charges associated with leasing telephone lines from the landline telephone company, while generally improving system reliability. In addition, microwave facilities can be used to connect separate cellular systems to allow shared switching, which reduces the aggregate cost of the equipment necessary to operate both systems.

    The Company has continued to expand its internal network in 1996 to encompass all of its managed markets. This network provides automatic call delivery for the Company's customers and handoff between adjacent markets. The network has also been extended through links with certain systems operated by several other carriers, including GTE, US West, Ameritech, BellSouth, Centennial Cellular Corp., Southwestern Bell, AT&T Wireless Communications, Vanguard Cellular Systems and others. Additionally, the Company has implemented four Signal Transfer Points which have allowed it to interconnect efficiently with network providers such as Illuminet and the North American Cellular Network.

    During 1997, the Company intends to extend the network for its customers through interconnection with additional system operators for call delivery and hand-off. This expanded network will increase the area in which customers can automatically receive incoming calls, and should further reduce the incidence of "tumbling" electronic serial number fraud due to the pre-call validation feature of networked systems. In addition, the extension of these networks will allow for the termination of wireless-to-wireless traffic without the inherent costs that are otherwise incurred if this traffic is routed through the landline network.

    Management believes that currently available technologies will allow sufficient capacity on the Company's networks to meet anticipated demand over the next few years.

COSTS OF SYSTEM CONSTRUCTION AND FINANCING

    Construction of cellular systems is capital-intensive, requiring substantial investment for land and improvements, buildings, towers, MTSOs, cell site equipment, microwave equipment, engineering and installation. The Company, consistent with FCC control requirements, uses primarily its own personnel to engineer and oversee construction of each cellular system it owns and operates. In so doing, the Company expects to improve the overall quality of its systems and to reduce the expense and time required to make them operational.

    The costs (exclusive of license costs) of the systems in which the Company owns an interest have historically been financed through capital contributions or intercompany loans from the Company to the entities owning the systems, and through certain vendor financing. In recent years, these funding requirements have been met with cash generated from operations and proceeds from the sales of cellular interests.

MARKETING

    The Company's marketing plan is centered around rapid penetration of its market clusters, increasing customer awareness of cellular service and reducing churn through both the building of brand awareness and the implementation of marketing programs. The marketing plan stresses the value of the

Company's service offerings and incorporates combinations of rate plans and cellular telephone equipment which are designed to meet the needs of a variety of customer segments and their usage patterns. The Company's distribution channels include direct sales personnel, agents and retail service centers in the vast majority of its markets. In late 1996, the Company implemented its new site on the WorldWideWeb to support its marketing efforts and to be a future distribution channel. These Company-owned and managed locations are designed to market cellular service to the consumer segment in a familiar setting.

    The Company manages each cluster of markets from an administrative office with a local staff, which typically includes sales, customer service, engineering and in some cases installation personnel. Direct sales consultants market cellular service to business customers throughout each cluster. Retail associates work out of the retail locations and market cellular service primarily to the consumer and small business segment. The Company maintains an ongoing training program to improve the effectiveness of sales consultants and retail associates by focusing their efforts on obtaining customers and maximizing the sale of high-user packages. These packages provide for customers to obtain a minimum amount of usage at discounted rates per minute, at fixed prices which are charged even if usage falls below a defined monthly minimum amount.

    The Company continues to expand its relationships with agents, dealers and non-Company retailers to obtain customers. Agents and dealers are independent business people who obtain customers for the Company on a commission basis. The Company's agents are generally in the business of selling cellular telephones, cellular service packages and other related products. The Company's dealers include car stereo companies and other companies whose customers are also potential cellular customers. The non-Company retailers include car dealers, major appliance dealers, office supply dealers and mass merchants.

    The Company opened its first retail locations in late 1993, expanding to 220 stand-alone retail stores by the end of 1996. These Company-owned and operated businesses utilize rental facilities in high-traffic areas. The Company has implemented a uniform appearance in these stores, with all having similar displays and layouts. The retail centers' hours of business match those of the retail trade in the local marketplace, often staying open on weekends and later in the evening than a typical business supplier. To fully serve customer needs, these stores sell accessories to complement the phones and services the Company has traditionally provided. During 1996, the Company further expanded its retail presence by opening smaller retail kiosks within other larger merchandisers and grocery stores. At December 31, 1996, the Company had opened over 150 "stores within a store" in Wal-Mart and Kroger locations.

    In addition to its own retail centers, the Company actively pursues national retail accounts, as agents of the Company, which yield new customer additions in multiple markets. Agreements have been entered into with such national distributors as Chrysler Corporation, Ford Motor Company, General Motors, MCI, Radio Shack, Best Buy and Sears, Roebuck & Co. in certain of the Company's markets. Upon the sale of a cellular telephone by one of these national distributors, the Company receives, often exclusively within the territories served, the resulting cellular customer.

    The Company uses a variety of direct mail, billboard, radio, television and newspaper advertising to stimulate interest by prospective customers in purchasing the Company's cellular service and to establish familiarity with the Company's name. Advertising is directed at gaining customers, improving customers' awareness of the United States Cellular brand, increasing existing customers' usage and increasing the public awareness and understanding of the cellular services offered by the Company. The Company attempts to select the advertising and promotion media that are most appealing to the targeted groups of potential customers in each local market. The Company utilizes local advertising media and public relations activities and establishes programs to enhance public awareness of the Company, such as providing telephones and service for public events and emergency uses.

    The following table summarizes, by operating cluster, the total population, the Company's customer units and penetration for the Company's consolidated markets as of December 31, 1996.

                           OPERATING CLUSTERS                              POPULATION     CUSTOMERS   PENETRATION
------------------------------------------------------------------------  -------------  -----------  -----------
Iowa....................................................................      2,462,000      145,000       5.89%
Wisconsin/Illinois......................................................      2,032,000       71,000        3.49
Missouri................................................................        686,000       32,000        4.66
Eastern North Carolina/South Carolina...................................      2,349,000       98,000        4.17
Virginia................................................................        949,000       42,000        4.43
West Virginia/Maryland/Pennsylvania.....................................      1,138,000       46,000        4.04
Oregon/California.......................................................      1,029,000       47,000        4.57
Washington/Oregon/Idaho.................................................      1,370,000       74,000        5.40
Indiana/Kentucky/Ohio...................................................      1,801,000       88,000        4.89
Maine/New Hampshire/Vermont.............................................      1,476,000       73,000        4.95
Eastern Tennessee/Western North Carolina................................      1,429,000       90,000        6.30
Oklahoma/Missouri/Kansas................................................      1,412,000       93,000        6.59
Texas/Oklahoma..........................................................        694,000       32,000        4.61
Florida/Georgia.........................................................      1,520,000       82,000        5.39
Southwestern Texas......................................................      1,224,000       47,000        3.84
Other Operations........................................................        141,000       13,000        9.22
                                                                          -------------  -----------  -----------
                                                                             21,712,000    1,073,000       4.94%
                                                                          -------------  -----------  -----------
                                                                          -------------  -----------  -----------

CUSTOMERS AND SYSTEM USAGE

    Cellular customers come from a wide range of occupations. They typically include a large proportion of individuals who work outside of their offices, such as people in the construction, real estate, wholesale and retail distribution businesses, and professionals. Increasingly, the Company is providing cellular service to consumers and to customers who use their cellular telephones for security purposes. Although some of the Company's customers still use in-vehicle cellular telephones, most new customers are selecting portable cellular telephones. These units have become more compact and fully featured as well as more attractively priced, and they appeal to newer segments of the customer population.

    The Company's cellular systems are used most extensively during normal business hours between 7:00 am and 6:00 pm. On average, the local retail customers in the Company's consolidated systems used their cellular systems approximately 107 minutes per unit each month and generated retail revenue of approximately $43 per month during 1996, compared to 95 minutes and $44 per month in 1995. Revenue generated by roamers, together with local retail, toll and other revenues, brought the Company's total average monthly service revenue per customer unit in consolidated markets to $66 during 1996. Average monthly service revenue per customer unit decreased approximately 8% during 1996. This decrease is related to the industry-wide trend of newer customers tending to use fewer minutes during peak business hours, which has reduced the average local retail revenue per minute, and to the declining contribution of inbound roaming revenue per customer. The Company believes that its customer base is growing faster than that of the cellular industry as a whole, which has a dilutive effect on inbound roaming revenue per customer. The Company anticipates that average monthly service revenue per customer unit will continue to decline as its distribution channels provide additional customers who generate lower revenue per local minute of use and as roaming revenues grow more slowly. However, this effect is more than offset by the Company's increasing number of customers; therefore, the Company expects total revenues to continue to grow for the next several years.

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

    The following table summarizes certain information about customers and market penetration in the Company's managed operations.

                                                                    YEAR ENDED OR AT DECEMBER 31,
                                                       -------------------------------------------------------
                                                          1996        1995       1994       1993       1992
                                                       -----------  ---------  ---------  ---------  ---------
Majority-owned and managed markets:
Cellular markets in operation (1)....................          131        137        130        116         92
  Total population of markets in service (000s)......       21,712     22,309     21,314     19,383     15,014
  Customer Units:
    at beginning of period (2).......................      710,000    421,000    261,000    150,800     97,000
    additions during period (2)......................      561,000    426,000    250,000    165,300     88,600
    disconnects during period (2)....................      198,000    137,000     90,000     55,100     34,800
    at end of period (2).............................    1,073,000    710,000    421,000    261,000    150,800
  Market penetration at end of period (3)............        4.94%      3.18%      1.98%      1.35%      1.00%

----------
(1) Represents the number of markets in which the Company owned at least a 50% interest and which it managed, including its reseller operation in 1992. The revenues and expenses of these cellular markets are included in the Company's consolidated revenues and expenses.

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

    The Company negotiates volume discounts from its cellular telephone suppliers. The Company discounts cellular telephones to meet competition or to stimulate sales by reducing the cost of becoming a cellular customer. In these instances, where permitted by law, customers are generally required to sign a service contract with the Company. The Company also cooperates with cellular equipment manufacturers in local advertising and promotion of cellular equipment.

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

    CELLULAR SERVICES. The Company's customers are able to choose from a variety of packaged pricing plans which are designed to fit different calling patterns. In 1996, the Company developed and introduced its new consumer line of products under the CarryPhone brand. These products include a) Express, a pre-packaged phone plus price plan aimed at the convenience buyer; b) TalkTracker, a cellular phone with usage prepaid; and c) Home and Away, a combination cordless and cellular phone in a single package. The Company's customer bills typically show separate charges for custom-calling features, airtime in excess of the packaged amount, and toll calls. Custom-calling features provided by the Company include wide-area call delivery, call forwarding, call waiting, three-way calling and no-answer transfer. The Company also offers a voice message service in many of its markets. This service, which functions like a sophisticated answering machine, allows customers to receive messages from callers when they are not available to take calls.

REGULATION

    REGULATORY ENVIRONMENT. The operations of the Company are subject to FCC and state regulation. The cellular telephone licenses held by USM are granted by the FCC for the use of radio frequencies and are an important component of the overall value of the assets of the Company. The construction, operation and transfer of cellular systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934 (the "Communications Act"). In 1996, Congress enacted the Telecommunications Act of 1996 (the "1996 Act"), which amended the Communications Act. The 1996 Act mandates significant changes in existing telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the nation and to streamline regulation of the telecommunications industry to remove regulatory burdens, as competition develops and makes regulation unnecessary. The FCC has promulgated regulations governing construction and operation of cellular systems, licensing (including renewal of licenses) and technical standards for the provision of cellular telephone service under the Communications Act, and is implementing the legislative objectives of the 1996 Act, as discussed below.

    LICENSING. For cellular telephone licensing purposes, the FCC has divided the United States into separate geographic markets (MSAs and RSAs). In each market, the allocated cellular frequencies are divided into two equal blocks. During the application process, the FCC reserved one block of frequencies for non-wireline applicants and another block for wireline applicants. Subject to FCC approval, a cellular system may be sold to either a wireline or non-wireline entity, but no entity which controls a cellular system may own an interest in another cellular system in the same MSA or RSA.

    The completion of acquisitions involving the transfer of control of a cellular system requires prior FCC approval. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny USM's application for approval of the proposed transfer.

    The FCC must be notified each time an additional cell is constructed which enlarges the service area of a given market. The FCC's rules also generally require persons or entities holding cellular construction permits or licenses to coordinate their proposed frequency usage with neighboring cellular licensees in order to avoid electrical interference between adjacent systems. The height and power of base stations in the cellular system are regulated by FCC rules, as are the types of signals emitted by these stations. In addition to regulation by the FCC, cellular systems are subject to certain Federal Aviation Administration ("FAA") regulations with respect to the siting and construction of cellular transmitter towers and antennas.

    Beginning in 1996, the FCC has also imposed a requirement that all licensees register and obtain FCC registration numbers for all of their antenna towers which require prior FAA clearance. USM is currently engaged in this registration process. All new towers must be registered at the time of construction and existing towers are being registered on a staggered state-by-state basis, to be concluded in May 1998. The FCC is currently considering whether to take action to pre-empt moratoria imposed by certain localities on the construction of wireless towers. USM has supported such FCC action.

    Initial cellular telephone licenses were granted for ten-year periods. The FCC has established standards for conducting comparative renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications. The FCC has: (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a renewal expectancy will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and
(iii) provided procedures for preventing possible abuses in the comparative renewal process. The FCC has concluded that it will award a renewal expectancy if the licensee has (i) provided "substantial" performance, which is defined as "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal," and (ii) complied with FCC rules, policies and the Communications Act. If a renewal expectancy is awarded to an existing licensee, its license is renewed and competing applications are not considered. USM's Tulsa and Knoxville licenses were renewed in 1995, and USM's Des Moines, Iowa, Peoria, Illinois and Roanoke, Virginia licenses were renewed in 1996. USM's next renewal applications for several markets are due to be filed in 1997.

    USM conducts and plans to conduct its operations in accordance with all relevant FCC rules and regulations and anticipates being able to qualify for a renewal expectancy in its upcoming renewal filings. Accordingly, USM believes that current regulations will have no significant effect on its operations and financial condition. However, changes in the regulation of cellular operators or their activities and of other mobile service providers could have a material adverse effect on USM's operations.

    The FCC has also provided that five years after the initial licenses are granted, unserved areas within markets previously granted to licensees may be applied for by both wireline and non-wireline entities and by third parties. Accordingly, many unserved area applications have been filed by USM and others. USM's strategy with respect to system construction in its markets has been and will be to build cells covering areas within such markets that USM considers economically feasible to serve or might conceivably wish to serve and to do so within the five-year period following issuance of the license. In cases where applications for unserved areas are filed which are mutually exclusive and would result in overlapping service areas, the FCC decides between the competing applicants by an auction process.

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

    RECENT EVENTS. There are certain regulatory proceedings currently pending before the FCC which are of particular importance to the cellular industry. In one proceeding, the FCC has imposed new "enhanced 911" regulations on cellular carriers. Enhanced 911 capabilities would enable cellular systems to determine the precise location of the person making the emergency call. The new rules will require cellular carriers to work with local public safety officials to process 911 calls, including those made from mobile telephones not registered with the cellular system, and will require cellular systems to improve their ability to locate wireless 911 callers over a five-year period.

    The FCC has adopted a limited expansion of the obligation of cellular carriers to serve the subscribers of broadband PCS providers, among others, even though the subscribers involved have no pre-existing service relationship with that carrier. Under these new policies, broadband PCS providers may offer their subscribers handsets which are capable of operating over broadband PCS and cellular networks so that when their subscribers are out of range of broadband PCS networks, they will be able to obtain non-automatic access to cellular networks. The FCC expects that implementation of these roaming capabilities will promote competition between broadband PCS and cellular service providers.

    The FCC has adopted requirements which will make it possible for subscribers to retain, at the same location, their existing telephone numbers when they switch from one service provider to another. This numbering portability will include switching between Local Exchange Carriers ("LECs") and other wireline providers, between wireless service providers and between LEC/wireline and wireless providers. LECs have implementation deadlines by the end of 1998. Broadband PCS, cellular and certain other wireless providers have phased implementation deadlines in 1998 and 1999.

    In another proceeding, the FCC in 1996 adopted rules regarding the method by which cellular carriers and LECs shall compensate each other for interconnecting cellular and local exchange facilities. The FCC rules provided for symmetrical and reciprocal compensation between LECs and cellular carriers, and also prescribed interim interconnection proxy rates, which are much lower than the rates formerly paid by cellular carriers to LECs. Symmetrical and reciprocal compensation means they must pay each other at the same rate. The U.S. Court of Appeals for the Eighth Circuit has stayed the effect of the rules prescribing interim rates because it has held that the 1996 Act requires that rate issues are to be decided by the states. However, the FCC's rules requiring reciprocal and symmetrical compensation remain in effect. If the U.S. Court of Appeals sustains its earlier ruling, interconnection rate issues will be decided by the states. Whether the issue is decided by the states or the federal government, cellular carriers in the future can be expected to pay lower rates to LECs than they previously paid. This result is expected to be favorable to the wireless industry and somewhat unfavorable to LECs.

    The FCC is also proceeding to implement the 1996 Act. The 1996 Act provides that implementing its legislative objectives will be the task of the FCC, the state public utilities commissions and a Federal-state Joint Board. Much of this implementation is proceeding in numerous, concurrent proceedings with aggressive deadlines. The Company cannot predict the full extent, nature and interrelationships among state and federal implementation and other responses to the 1996 Act.

    The primary purpose and effect of the new law is to open all telecommunications markets to competition. The 1996 Act makes most direct or indirect state and local barriers to competition unlawful. It directs the FCC to preempt all inconsistent state and local laws and regulations, after notice and comment proceedings. It also enables electric and other utilities to engage in telecommunications service through qualifying subsidiaries.

    Only narrow powers over competitive entry are left to state and local authorities. Each state retains the power to impose competitively neutral requirements that are consistent with the 1996 Act's universal service provision and necessary for universal services, public safety and welfare, continued service quality and consumer rights. While a state may not impose requirements that effectively function as barriers to entry, it retains limited authority to regulate certain competitive practices in rural telephone company service areas.

    The 1996 Act establishes principles and a process for implementing a modified "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The 1996 Act also requires universal service to schools, libraries and rural health facilities at discounted rates. The FCC is now considering how to implement the mandate of the 1996 Act to create a new universal service support mechanism "to ensure that all Americans have access to telecommunications services." The 1996 Act requires all interstate telecommunications providers, including wireless service providers, to "make an equitable and non-discriminatory contribution," to support the cost of providing universal service, unless their contribution would be DE MINIMIS. At present, the provision of landline telephone service in high cost areas is subsidized by access charges and other payments by interexchange carriers to LECs. It is expected that the obligation to make some kind of payments to support universal service will be expanded to include other telecommunications service providers, including cellular carriers. It is not known how those payments may be calculated or what revenue base may be used. However, it is also possible that cellular carriers may become eligible to receive universal service support payments in certain circumstances under the new system.

    The FCC has also allocated a total of 140 megahertz ("MHz") to broadband PCS, 20 MHz to unlicensed operations and 120 MHz to licensed operations, consisting of two 30 MHz blocks in each of the 51 Major Trading Areas ("MTAs") and one 30 MHz block and three 10 MHz blocks in each of 493 Basic Trading Areas ("BTAs"). Cellular operators and those entities under common ownership with them are permitted to participate in the ownership of PCS licensees, except for those PCS licenses reserved for small businesses, and licenses for PCS service areas in which the cellular operator owns a 20% or greater interest in a cellular licensee, the service area of which covers 10% or more of the population of the PCS service area. In the latter case, the cellular license is limited to two 10 MHz PCS channel blocks.

    The FCC licensed the first two 30 MHz MTA frequency blocks in 1995 and the 30 MHz block which is reserved for small business entities in 1996, and has announced the winning bidders in the D, E and F Block auctions in 1997. TDS's subsidiary, Aerial Communications, Inc. ("Aerial"), was licensed in eight MTAs for 30 MHz blocks but has sold its license for the Guam and Alaska MTAs. It is now constructing PCS systems in the other six MTAs. See "Broadband PCS Operations."

    In compliance with FCC restrictions on common ownership of cellular and broadband PCS interests in overlapping market areas, USM entered into a series of arrangements for the divestiture or restructuring of certain of its cellular interests in market areas where Aerial was awarded broadband PCS licenses. A number of these proposed arrangements required FCC approval of assignment or transfer of control applications before they could be consummated. All of these applications have been approved by the FCC and have been consummated. USM believes that it has taken reasonable steps to comply with the FCC's cross-interest policies.

    PCS technology is currently under development and is similar in some respects to cellular technology. Where it has become commercially available, this technology is capable of offering increased capacity for wireless two-way and one-way voice, data and multimedia communications services and will result in increased competition in USM's operations. The ability of these future PCS licensees to complement or compete with existing cellular licensees will be affected by future FCC rule-makings. These and other future technological and regulatory developments in the wireless telecommunications industry and the enhancement of current technologies will likely create new products and services that are competitive with the services currently offered by USM. There can be no assurance that USM will not be adversely affected by such technological and regulatory developments.

    Media reports have suggested that certain radio frequency ("RF") emissions from portable cellular telephones might be linked to cancer. USM has reviewed relevant scientific information and, based on such information, is not aware of any credible evidence linking the usage of portable cellular telephones with cancer. In 1996 the FCC announced rules, now scheduled to go into effect in September 1997, dealing, INTER ALIA, with RF emissions from cellular towers of less than 10 meters in height and cellular telephones. It is anticipated that USM will be able to comply with RF tower emission standards and USM believes that the cellular telephones currently being sold by USM comply with the standards.

    STATE AND LOCAL REGULATION. USM is also subject to state and local regulation in some instances. In 1981, the FCC preempted the states from exercising jurisdiction in the areas of licensing, technical standards and market structure. In 1993, Congress preempted states from regulating the entry of cellular systems into service and the rates charged by cellular systems to customers. The siting and construction of the cellular facilities, including transmitter towers, antennas and equipment shelters are still subject to state or local zoning and land use regulations. In addition, states may still regulate other terms and conditions of cellular service.

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

    USM and its subsidiaries have been and intend to remain active participants in proceedings before the FCC and, through its membership in state associations of wireless providers, before state regulatory authorities. Proceedings with respect to the foregoing policy issues before the FCC and state regulatory authorities could have a significant impact on the competitive market structure among wireless providers and the relationships between wireless providers and other carriers. USM is unable to predict the scope, pace or financial impact of policy changes which could be adopted in these proceedings.

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

    In addition to competition from the other cellular licensee in each market, there is also competition from, among other technologies, conventional mobile telephone and SMR systems, both of which are able to connect with the landline telephone network. The Company believes that conventional mobile telephone systems and conventional SMR systems are competitively disadvantaged because of technological limitations on the capacity of such systems. The FCC has recently given approval, through waivers of its rules, to ESMR, an enhanced SMR system. ESMR systems may have cells and frequency reuse like cellular, thereby potentially eliminating any current technological limitation. The first ESMR systems were implemented in 1993 in Los Angeles and are being implemented in many other cities across the United States. ESMR providers have initiated service in several areas where the Company operates cellular systems. Although less directly a substitute for cellular service, wireless data services and one-way paging service (and in the future, two-way paging services) may be adequate for those who do not need full two-way voice service.

    PCS providers have initiated service in several markets across the United States, including markets where the Company has operations. PCS providers offer digital, wireless communications services to their customers. Similar technological advances or regulatory changes in the future may make available other alternatives to cellular service, thereby creating additional sources of competition. The Company expects PCS operators to continue deployment of PCS across all of the Company's markets over the next one or two years. The Company anticipates that PCS competitors will build out the larger metropolitan areas before the mid-sized metropolitan and rural areas where the Company operates. As a result, the effects of PCS competition may not reach the Company's markets as quickly as they may in other cellular operators' markets.

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

EMPLOYEES

    The Company had 3,800 employees as of December 31, 1996. Of these, 3,400 were based at the various cellular markets operated or managed by the Company with only 400 based at its corporate office in Chicago, Illinois. None of the Company's employees is represented by a labor organization. The Company considers its relationship with its employees to be good.

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

    The Company leases approximately 89,000 square feet of office space for its headquarters in Chicago, Illinois.

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

    No matter was submitted to a vote of securities holders during the fourth quarter of 1996.

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

------------------------
* Incorporated by reference from Exhibit 13.

                                                                                                                          LOCATION
                                                                                                                          --------
  (2) Schedules
Report of Independent Public Accountants on Financial Statement Schedule................................................  page 28
II.  Valuation and Qualifying Accounts for each of the Three Years in the Period Ended December 31, 1996................  page 29

     Los Angeles SMSA, Nashville/Clarksville MSA and Baton Rouge MSA Limited Partnership Combined Financial
       Statements.......................................................................................................  page 30
     Compilation Report of Independent Public Accountants on Combined Financial Statements..............................  page 31
     Report of Independent Accountants..................................................................................  page 32
     Reports of Other Independent Accountants...........................................................................  page 33
     Combined Statements of Operations (Unaudited)......................................................................  page 38
     Combined Balance Sheets (Unaudited)................................................................................  page 39
     Combined Statements of Cash Flows (Unaudited)......................................................................  page 40
     Combined Statements of Changes in Partners' Capital (Unaudited)....................................................  page 41
     Notes to Unaudited Combined Financial Statements...................................................................  page 42

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

EXHIBIT
 NUMBER DESCRIPTION
----------------------------------------------------------------------------------------------------------------------------------
 10.1   Supplemental Benefit Agreement between the Company and H. Donald Nelson is hereby incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-16975).
 10.10  Stock Option and Stock Appreciation Rights Plan is hereby incorporated by reference to Exhibit B to the Company's definitive Notice of Annual Meeting and Proxy Statement dated April 15, 1991, as filed with the Commission on April 16,
         1991.
 10.11  Summary of 1996 Bonus Program for Senior Corporate Staff of the Company.
 10.12(a) United States Cellular Corporation 1994 Long-Term Incentive Plan is hereby incorporated by reference to exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
 10.12(b) Form of 1994 Long-Term Stock Option Agreement (Transferable Form) is hereby incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
 10.12(c) Form of 1994 Long-Term Stock Option Agreement (Nontransferable Form) is hereby incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
 10.12(d) Form of 1995 Performance Stock Option Agreement (Transferable Form) is hereby incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
 10.12(e) Form of 1995 Performance Stock Option Agreement (Nontransferable Form) is hereby incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
 10.13  Supplemental Executive Retirement Plan of TDS is hereby incorporated by reference to Exhibit 10.13 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1994.
 10.18  Deferred Compensation Agreement for H. Donald Nelson dated July 15, 1996, is hereby incorporated by reference to Exhibit
         10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.
 10.19  Deferred Compensation Agreement for Richard Goehring dated July 15, 1996, is hereby incorporated by reference to Exhibit
         10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.

(b) Reports on Form 8-K filed during the quarter ended December 31, 1996.

    No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of UNITED STATES CELLULAR CORPORATION:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in United States Cellular Corporation and Subsidiaries Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 29, 1997 (except with respect to the matter discussed in Note 16, as to which the date is February 4, 1997). Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 29, 1997
(except with respect to the matter discussed in Note 16, as to which the date is February 4, 1997)

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                                                            COLUMN B    COLUMN C1    COLUMN C2     COLUMN D     COLUMN E
---------------------------------------------------------------------------------------------------------------------------------
                                                                   BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                                                   BEGINNING    COSTS AND      OTHER                     END OF
DESCRIPTION                                                        OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
---------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
FOR THE YEAR ENDED DECEMBER 31, 1996
Deducted from deferred federal tax asset:
  For unrealized net operating losses............................   $  (8,141)   $ 5,795      $   199       $   --      $  (2,147)
Deducted from deferred state tax asset:
  For unrealized net operating losses............................     (11,969)     2,305       (1,339)          --        (11,003)
Deducted from accounts receivable:
  For doubtful accounts..........................................      (3,820)   (17,534)          --       17,155         (4,199)
FOR THE YEAR ENDED DECEMBER 31, 1995
Deducted from deferred federal tax asset:
  For unrealized net operating losses............................   $ (23,761)   $16,730      $(1,110)      $   --      $  (8,141)
Deducted from deferred state tax asset:
  For unrealized net operating losses............................     (14,203)     8,257       (6,023)          --        (11,969)
Deducted from accounts receivable:
  For doubtful accounts..........................................      (2,073)   (12,532)          --       10,785         (3,820)
FOR THE YEAR ENDED DECEMBER 31, 1994
Deducted from deferred federal tax asset:
  For unrealized net operating losses............................   $ (21,876)   $    --      $(1,885)      $   --      $ (23,761)
Deducted from deferred state tax asset:
  For unrealized net operating losses............................      (8,441)     1,202       (6,964)          --        (14,203)
Deducted from accounts receivable:
  For doubtful accounts..........................................      (1,413)    (7,314)          --        6,654         (2,073)
Deducted from marketable equity securities:
  For unrealized loss............................................        (626)        --          626           --             --

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
                         COMBINED FINANCIAL STATEMENTS

    The following financial statements are the combined financial statements of the cellular system partnerships listed below which are accounted for by the Company following the equity method. The combined financial statements were compiled from financial statements obtained by the Company as a limited partner of the cellular limited partnerships listed below. The cellular system partnerships included in the combined financial statements, the periods each partnership is included, and the Company's ownership percentage of each cellular system partnership at December 31 of each year are set forth in the following table.

                                                                                                           THE
                                                                                           PERIODS      COMPANY'S
                                                                                           INCLUDED      LIMITED
                                                                                         IN COMBINED   PARTNERSHIP
                              CELLULAR SYSTEM PARTNERSHIP                                 STATEMENTS    INTEREST
---------------------------------------------------------------------------------------  ------------  -----------
Los Angeles SMSA Limited Partnership...................................................      1994-96        5.5  %
Nashville/Clarksville MSA Limited Partnership..........................................      1994-96       49.0  %
Baton Rouge MSA Limited Partnership....................................................      1994-95       52.0  %
Baton Rouge MSA Limited Partnership....................................................         1996       49.99 %

              COMPILATION REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of UNITED STATES CELLULAR CORPORATION:

    The accompanying combined balance sheets of the Los Angeles SMSA Limited Partnership, the Nashville/Clarksville MSA Limited Partnership and the Baton Rouge MSA Limited Partnership as of December 31, 1996 and 1995 and the related combined statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1996, have been prepared from the separate financial statements, which are not presented separately herein, of the Los Angeles SMSA, Nashville/Clarksville MSA and Baton Rouge MSA limited partnerships, as described in Note 1. We have reviewed for compilation only the accompanying combined financial statements, and, in our opinion, those statements have been properly compiled from the amounts and notes of the underlying separate financial statements of the Los Angeles SMSA, Nashville/Clarksville MSA and Baton Rouge MSA limited partnerships, on the basis described in Note 1.

    The separate financial statements of the Los Angeles SMSA, Nashville/Clarksville MSA and Baton Rouge MSA limited partnerships were audited by other auditors as set forth in their reports included on pages 32 through 37. We have not been engaged to audit either the separate financial statements of the aforementioned limited partnerships or the related combined financial statements in accordance with generally accepted auditing standards and to render an opinion as to the fair presentation of such financial statements in accordance with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Chicago, Illinois
February 25, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Partners of
  LOS ANGELES SMSA LIMITED PARTNERSHIP:

    In our opinion, the balance sheets and the related statements of income, partners' capital and of cash flows and the financial statement schedule
II -- valuation and qualifying accounts present fairly, in all material respects, the financial position of Los Angeles SMSA Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements, which are not presented separately herein, are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Francisco, California
February 25, 1997

                    REPORTS OF OTHER INDEPENDENT ACCOUNTANTS

To The Partners of
  LOS ANGELES SMSA LIMITED PARTNERSHIP:

    We have audited the balance sheet of Los Angeles SMSA Limited Partnership as of December 31, 1994, and the related statements of operations, partners' capital and cash flows for the year then ended; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Angeles SMSA Limited Partnership as of December 31, 1994, and results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Newport Beach, California
February 17, 1995

                    REPORTS OF OTHER INDEPENDENT ACCOUNTANTS

To The Partners of
  NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP:

    We have audited the balance sheet of Nashville/Clarksville MSA Limited Partnership as of December 31, 1996, and the related statements of income, changes in partners' capital and cash flows for the year then ended; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nashville/Clarksville MSA Limited Partnership as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.
Atlanta, Georgia
February 7, 1997

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

                                          COOPERS & LYBRAND L.L.P.
Atlanta, Georgia
February 10, 1995

                    REPORTS OF OTHER INDEPENDENT ACCOUNTANTS

To The Partners of
  BATON ROUGE MSA LIMITED PARTNERSHIP:

    We have audited the balance sheet of Baton Rouge MSA Limited Partnership as of December 31, 1996, and the related statements of income, changes in partners' capital and cash flows for the year then ended; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baton Rouge MSA Limited Partnership as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.
Atlanta, Georgia
February 7, 1997

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
                                  (UNAUDITED)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1996         1995         1994
                                                                             -----------  -----------  -----------
                                                                                    (DOLLARS IN THOUSANDS)
Revenues...................................................................  $   953,110  $   811,933  $   648,896
Expenses
  Selling, general and administrative......................................      537,897      460,048      370,938
  Depreciation and amortization............................................      101,633       71,748       66,234
                                                                             -----------  -----------  -----------
  Total expenses...........................................................      639,530      531,796      437,172
Operating income...........................................................      313,580      280,137      211,724
Other income...............................................................        1,324          985          573
                                                                             -----------  -----------  -----------
Net Income.................................................................  $   314,904  $   281,122  $   212,297
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

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

                                     ASSETS

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1996         1995
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
Current Assets
  Cash..................................................................................  $       118  $       214
  Accounts receivable--customers, net...................................................      118,033      116,966
  Accounts receivable--affiliates.......................................................       73,029       14,830
  Notes receivable--affiliates..........................................................        3,617        8,860
  Other current assets..................................................................       16,694       11,801
                                                                                          -----------  -----------
                                                                                              211,491      152,671
Notes Receivable--Other.................................................................           --        3,184
Property, Plant and Equipment, net......................................................      672,565      564,564
Other...................................................................................        3,558       23,715
                                                                                          -----------  -----------
Total Assets............................................................................  $   887,614  $   744,134
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                                        LIABILITIES AND PARTNERS' CAPITAL


                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1996         1995
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
Current Liabilities
  Accounts payable--other...............................................................  $    77,682  $    53,526
  Notes payable.........................................................................       10,772        5,084
  Customer deposits.....................................................................        3,738        3,311
  Other current liabilities.............................................................       51,839       50,191
                                                                                          -----------  -----------
                                                                                              144,031      112,112
Other Liabilities.......................................................................        5,341        5,788
Partners' Capital.......................................................................      738,242      626,234
                                                                                          -----------  -----------
Total Liabilities and Partners' Capital.................................................  $   887,614  $   744,134
                                                                                          -----------  -----------
                                                                                          -----------  -----------

    The accompanying notes are an integral part of these combined financial statements.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
                       COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income............................................................  $    314,904  $    281,122  $    212,297
  Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization.......................................       101,633        71,748        66,234
    Deferred revenue and other credits..................................           378          (966)        1,387
    Loss on asset dispositions..........................................         6,157         3,021         3,542
    Change in accounts receivable.......................................        (1,067)      (20,709)      (13,974)
    Change in accounts payable and accrued expenses.....................        (3,775)       (1,438)       28,772
    Change in other assets and liabilities..............................           288        13,036        (5,314)
                                                                          ------------  ------------  ------------
                                                                               418,518       345,814       292,944
                                                                          ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Change in notes payable.............................................         6,063         4,392           692
    Change in notes receivable..........................................         8,427        (7,355)        3,354
    Capital contribution................................................        26,255         5,096             -
    Capital distribution................................................      (229,151)      (72,017)     (166,300)
                                                                          ------------  ------------  ------------
                                                                              (188,406)      (69,884)     (162,254)
                                                                          ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment, net of retirements......      (169,753)     (254,629)     (143,807)
    (Increases) decreases in other assets...............................          (937)      (21,573)          (44)
    Change in deferred charges..........................................        (1,319)         (738)         (827)
    Proceeds from sale of assets........................................             -             -            34
    Change in due from general partner..................................       (58,199)        1,186        13,965
                                                                          ------------  ------------  ------------
                                                                              (230,208)     (275,754)     (130,679)
                                                                          ------------  ------------  ------------
NET INCREASE IN CASH....................................................           (96)          176            11
CASH
    Beginning of period.................................................           214            38            27
                                                                          ------------  ------------  ------------
  End of period.........................................................  $        118  $        214  $         38
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    The accompanying notes are an integral part of these combined financial statements.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
              COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (UNAUDITED)

(DOLLARS IN THOUSANDS)
Balance at December 31, 1993....................................................  $ 357,470
  Distributions.................................................................   (166,300)
  Net Income for the year ended December 31, 1994...............................    212,297
                                                                                  ---------
Balance at December 31, 1994....................................................    403,467
  Contributions.................................................................     13,662
  Distributions.................................................................    (72,017)
  Net Income for year ended December 31, 1995...................................    281,122
                                                                                  ---------
Balance at December 31, 1995....................................................    626,234
  Contributions.................................................................     26,255
  Distributions.................................................................   (229,151)
  Net Income for the year ended December 31, 1996...............................    314,904
                                                                                  ---------
Balance at December 31, 1996....................................................  $ 738,242
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

                                                                                      PERIOD INCLUDED     LIMITED
                                                                                        IN COMBINED     PARTNERSHIP
                                                                                        STATEMENTS       INTEREST
                                                                                      ---------------  -------------
Los Angeles SMSA Limited Partnership................................................        1994-96          5.5 %
Nashville/Clarksville MSA Limited Partnership.......................................        1994-96         49.0 %
Baton Rouge MSA Limited Partnership.................................................        1994-95         52.0 %
Baton Rouge MSA Limited Partnership.................................................           1996         49.99%

    Profits, losses and distributable cash are allocated to the partners based upon respective partnership interests. Distributions are made quarterly at the discretion of the General Partner for one of the Partnerships.

    Of the partnerships included in the combined financial statements, the Los Angeles SMSA Limited Partnership is the most significant, accounting for approximately 80.8% of the combined total assets at December 31, 1996, and substantially all of the combined net income for the year then ended.

    USM's investment in and advances to Los Angeles SMSA Limited Partnership totaled $28,353,000 as of December 31, 1996, of which $32,207,000 represents its proportionate share of net assets of the Partnership. USM's investment in and advances to the Nashville/Clarksville MSA Limited Partnership totaled $48,777,000 as of December 31, 1996, of which $51,566,000 represents its proportionate share of net assets. USM's investment in and advances to the Baton Rouge MSA Limited Partnership totaled $26,541,000 as of December 31, 1996, $23,702,000 of which represents its proportionate share of net assets.

    Effective May 1, 1996, a partner in one of the Partnerships purchased a 2.01% interest in the Partnership from an affiliate of USM.

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

    Property, Plant and Equipment consists of:

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1996          1995
                                                                                        -------------  -----------
                                                                                          (DOLLARS IN THOUSANDS)
Land..................................................................................  $       4,650  $     3,974
Buildings and Leasehold Improvements..................................................        174,890      149,644
Equipment.............................................................................        738,275      580,810
Furniture and Fixtures................................................................         74,373       58,580
Under Construction....................................................................         67,058       80,665
                                                                                        -------------  -----------
                                                                                            1,059,246      873,673
Less Accumulated Depreciation.........................................................        386,681      309,109
                                                                                        -------------  -----------
                                                                                        $     672,565  $   564,564
                                                                                        -------------  -----------
                                                                                        -------------  -----------

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

    OTHER CURRENT ASSETS

    Other current assets includes inventory consisting primarily of cellular phones and accessories held for resale. Two of the Partnerships state inventory at average cost. One of the Partnerships states inventory at the lower of cost or market. Costs are valued based upon the first-in, first-out method. Consistent with industry practice, losses on sales of cellular phones are recognized in the period in which sales are made as a cost of acquiring subscribers.

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

    ADVERTISING

    Advertising costs are expensed as incurred. The advertising expense for 1996, 1995 and 1994 was $50,664,000, $42,046,000 and $38,691,000, respectively.

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

    IMPAIRMENT OF LONG-LIVED ASSETS

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Under SFAS 121, the Partnerships are required to review long-lived assets and certain identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable.

    Effective January 1, 1996, one of the Partnerships adopted SFAS No. 121. The implementation did not materially impact the financial condition or operating results of the Partnership.

    RECLASSIFICATIONS

    Certain reclassifications of the 1995 and 1994 financial statements of one of the Partnerships have been made to conform to the 1996 presentation. The reclassifications have not affected previously reported net income or partners' capital.

3.  LEASE COMMITMENTS:

    Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1996, are as follows:

(DOLLARS IN THOUSANDS)
1997.............................................................  $  22,351
1998.............................................................     22,093
1999.............................................................     20,666
2000.............................................................     17,299
2001.............................................................      6,151
Thereafter.......................................................     16,527
                                                                   ---------
                                                                   $ 105,087
                                                                   ---------
                                                                   ---------

    The initial lease terms generally range from 5 to 25 years with the majority of them having initial terms of 10 years and providing for one renewal option of 5 years and for rental escalation. Included in selling, general and administrative expense are rental costs of $20,713,000, $17,455,000 and $17,750,000 for the years ended December 31, 1996, 1995, and 1994, respectively. The Partnership recognizes rent expense on a straight-line basis and recorded the related deferred rent as a noncurrent liability to be amortized as an adjustment to rental costs over the life of the lease.

4.  SUPPLEMENTAL CASH FLOW INFORMATION:

    During 1996, one of the Partnerships replaced and upgraded certain of its cellular equipment with new cellular technology which supports both analog and digital voice transmissions. In connection with this equipment upgrade, the Partnership traded-in cellular equipment with a net book value of $10,331,000 for new cellular equipment with a cost of $51,967,000. The remaining balance was funded through the credit facility with its General Partner.

5.  RELATED PARTY TRANSACTIONS:

    Certain affiliates of these cellular limited partnerships provide services for the system operations, legal, financial, management and administration of these entities. These affiliates are reimbursed for both direct and allocated costs (totaling $79.6 million in 1996, $63.1 million in 1995 and $60.3 million in 1994) related to providing these services. In addition, certain affiliates have established a credit facility with certain partnerships to provide working capital to the Partnership. One of the Partnerships participates in a centralized cash management arrangement with its General Partner. At December 31, 1996

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(CONTINUED)
and 1995, the interest-bearing balance amounted to $73,029,000 and $14,830,000, respectively. Effective January 1, 1989, the General Partner pays or charges the Partnership monthly interest, computed using the General Partner's average borrowing rate, on the amounts due to or from the Partnership. Interest earned in 1996, 1995 and 1994 was $3,088,000, $785,000 and $1,480,000, respectively.

    One of the Partnerships has a note receivable from its General Partner with a balance of $3,152,000 and accrued interest of $465,000 at December 31, 1996. The note bears interest at 12% per annum, compounded quarterly with all principal and interest due at maturity on May 10, 1997.

6.  ACCOUNTS RECEIVABLE

    Accounts receivable of one of the Partnerships consists of:

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                         1996         1995
                                                                      -----------  -----------
Retail..............................................................  $    83,424  $    83,682
Wholesale...........................................................       13,492       17,660
Intercarrier and other..............................................       12,865        9,437
                                                                      -----------  -----------
                                                                          109,781      110,779
Allowance for doubtful accounts.....................................       (7,775)      (8,719)
                                                                      -----------  -----------
                                                                      $   102,006  $   102,060
                                                                      -----------  -----------
                                                                      -----------  -----------

    Due to the large volume and diversity of the customer base of one of the Partnerships within the Los Angeles metropolitan market, concentrations of credit risk with respect to trade receivables are limited. The Partnership performs ongoing credit evaluations of its customers and in certain circumstances obtains refundable deposits. The Partnership maintains reserves for potential credit losses and, historically, such losses have been within management's expectations.

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

7.  REGULATORY MATTERS:

    In the normal course of business, one of the Partnerships is subject to state regulation of the "terms and conditions" of cellular service excluding cellular rates. Additionally, the Partnership is subject to Federal Communication Commission regulation of cellular rates and market entry. Management does not expect such regulations to have a material adverse effect on the results of operations or financial position of the Partnership.

8.  CONTINGENCIES AND COMMITMENTS:

    In November 1993, a class action complaint was filed on behalf of cellular customers of one of the Partnerships in Orange County Superior Court naming, among others, that Partnership. These complaints allege certain facts, including a similarity in the pricing structures of the two defendant cellular carriers, which plaintiffs contend are circumstantial evidence that the Partnership and Los Angeles Cellular Telephone Company conspired to fix the prices of retail and wholesale cellular radio services in the Los Angeles market. The complaint seeks damages for the class "in a sum in excess of $100 million." A similar agent case was settled for an immaterial amount. Trial has been set for July 7, 1997. The Partnership does not believe that this proceeding will have a material adverse effect on the Partnership's financial position or results of operations.

                      LOS ANGELES SMSA LIMITED PARTNERSHIP
                 NASHVILLE/CLARKSVILLE MSA LIMITED PARTNERSHIP
                      BATON ROUGE MSA LIMITED PARTNERSHIP
         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(CONTINUED)

    The Partnership is also party to various other legal proceedings in the ordinary course of business. Although the ultimate resolution of these proceedings cannot be ascertained, management does not believe they will have a materially adverse effect on the results of operations or financial position of the Partnership.

    Two of the Partnerships are engaged in various legal actions arising in the ordinary course of business. Management does not anticipate any judgements against the Partnerships in excess of liabilities established which would have a material impact, individually or in the aggregate, on the financial position of the Partnerships.

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

                                          UNITED STATES CELLULAR CORPORATION

                                          By:        /S/ H. DONALD NELSON

                                             -----------------------------------
                                                      H. Donald Nelson
                                           PRESIDENT (CHIEF EXECUTIVE OFFICER)

                                          By:        /S/ KENNETH R. MEYERS

                                             -----------------------------------
                                                      Kenneth R. Meyers
                                            SENIOR VICE PRESIDENT--FINANCE AND
                                                        TREASURER
                                                (CHIEF FINANCIAL OFFICER)

                                          By:      /S/ PHILLIP A. LORENZINI

                                             -----------------------------------
                                                    Phillip A. Lorenzini
                                                        CONTROLLER
                                              (PRINCIPAL ACCOUNTING OFFICER)

Dated March 20, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                           TITLE           DATE
------------------------------------------------------  ---------  ------------------

                    /S/  H. DONALD NELSON               DIRECTOR     March 20, 1997
      ------------------------------------------
                     H. Donald Nelson

                 /S/  LEROY T. CARLSON, JR.             DIRECTOR     March 20, 1997
      ------------------------------------------
                  LeRoy T. Carlson, Jr.

                     /S/  LEROY T. CARLSON              DIRECTOR     March 20, 1997
      ------------------------------------------
                     LeRoy T. Carlson

                  /S/  WALTER C.D. CARLSON              DIRECTOR     March 20, 1997
      ------------------------------------------
                   Walter C. D. Carlson

                    /S/  MURRAY L. SWANSON              DIRECTOR     March 20, 1997
      ------------------------------------------
                    Murray L. Swanson

                    /S/  PAUL-HENRI DENUIT              DIRECTOR     March 20, 1997
      ------------------------------------------
                    Paul-Henri Denuit

                      /S/  ALLAN Z. LOREN               DIRECTOR     March 20, 1997
      ------------------------------------------
                      Allan Z. Loren

--------------------------------------------------------------------------------
                               INDEX TO EXHIBITS
--------------------------------------------------------------------------------

EXHIBIT
  NO.                                                  DESCRIPTION OF DOCUMENT
-------- --------------------------------------------------------------------------------------------------------------------
    3.1  Restated Certificate of Incorporation, as amended, is hereby incorporated by reference to an exhibit to the
         Company's Amendment No. 2 on Form 8 dated December 28, 1992, to the Company's Report on Form 8-A.
    3.2  Restated Bylaws, as amended, are hereby incorporated by reference to an exhibit to the Company's Amendment No. 2 on
         Form 8 dated December 28, 1992, to the Company's Report on Form 8-A.
    4.1  Restated Certificate of Incorporation, as amended, is hereby incorporated by reference to an exhibit to the
         Company's Amendment No. 2 on Form 8 dated December 28, 1992 to the Company's Report on Form 8-A.
    4.2  Restated by-laws, as amended, are hereby incorporated by reference to an exhibit to the Company's Amendment No. 2 on
         Form 8 dated December 28, 1992 to the Company's Report on Form 8-A.
    4.3(a) Amended and restated Term Loan Agreement between NTFC Capital Corporation and the Company dated December 22, 1994 is hereby incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1994.
    4.3(b) First Amendment to Amended and Restated Term Loan Agreement between NTFC Capital Corporation and the Company dated
         September 29, 1995 is hereby incorporated by reference to Exhibit 4.3(b) to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1995.
    4.4  Indenture dated June 1, 1995 between registrant and Harris Trust and Savings Bank, as Trustee, relating to the LYONs is hereby incorporated by reference to the Company's Form 8-K dated June 16, 1995.
    4.5  Form of Certificate for Liquid Yield Option Note (included in Exhibit 4.4).
    9.1  Voting Trust Agreement, dated as of June 30, 1989, with respect to Series A Common Shares of TDS, is hereby incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No.
         33-38644).
    9.2  Amendment dated as of May 9, 1991, to the Voting Trust Agreement dated as of June 30, 1989, is hereby incorporated by reference to Exhibit 9.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.
    9.3  Amendment dated as of November 20, 1992, to the Voting Trust Agreement dated as of June 30, 1989, as amended is hereby incorporated by reference to Exhibit 9.3 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1992.
   10.1  Supplemental Benefit Agreement between the Company and H. Donald Nelson is hereby incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-16975).
   10.2(a) Revolving Credit Agreement, between the Company and TDS, as amended, is hereby incorporated by reference to an exhibit to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No.
         33-23492).
   10.2(b) Amendment dated as of June 29, 1995, to Revolving Credit Agreement between the Company and TDS is hereby incorporated by reference to Exhibit 10.2(b) to the Company's Annual Report on Form 10-K for the year ended December
         31, 1995.
   10.3  Tax Allocation Agreement, between the Company and TDS, is hereby incorporated by reference to an exhibit to the
         Company's Registration Statement on Form S-1 (Registration No. 33-16975).
   10.4  Cash Management Agreement, between the Company and TDS, is hereby incorporated by reference to an exhibit to the
         Company's Registration Statement on Form S-1 (Registration No. 33-16975).

EXHIBIT
  NO.                                                  DESCRIPTION OF DOCUMENT
-------- --------------------------------------------------------------------------------------------------------------------
   10.5  Registration Rights Agreement, between the Company and TDS, is hereby incorporated by reference to an exhibit to the
         Company's Registration Statement on Form S-1 (Registration No. 33-16975).
   10.6  Exchange Agreement, between the Company and TDS, as amended, is hereby incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-16975).
   10.7  Intercompany Agreement, between the Company and TDS, is hereby incorporated by reference to an exhibit to the
         Company's Registration Statement on Form S-1 (Registration No. 33-16975).
   10.8  Employee Benefit Plans Agreement, between the Company and TDS, is hereby incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-16975).
   10.9  Insurance Cost Sharing Agreement, between the Company and TDS, is hereby incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-16975).
   10.10 Stock Option and Stock Appreciation Rights Plan, is hereby incorporated by reference to Exhibit B to the Company's definitive Notice of Annual Meeting and Proxy Statement dated April 15, 1991, as filed with the Commission on April
         16, 1991.
   10.11 Summary of 1996 Bonus Program for the Senior Corporate Staff of the Company.
   10.12(a) United States Cellular Corporation 1994 Long-Term Incentive Plan is hereby incorporated by reference to exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
   10.12(b) Form of 1994 Long-Term Stock Option Agreement (Transferable Form) is hereby incorporated by reference to Exhibit
         99.2 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
   10.12(c) Form of 1994 Long-Term Stock Option Agreement (Nontransferable Form) is hereby incorporated by reference to Exhibit
         99.3 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
   10.12(d) Form of 1995 Performance Stock Option Agreement (Transferable Form) is hereby incorporated by reference to Exhibit
         99.4 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
   10.12(e) Form of 1995 Performance Stock Option Agreement (Nontransferable Form) is hereby incorporated by reference to
         Exhibit 99.5 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
   10.13 Supplemental Executive Retirement Plan of TDS is hereby incorporated by reference to Exhibit 10.13 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1994.
   10.14 Securities Loan Agreement, dated June 31, 1995, between TDS and Merrill Lynch & Co. is hereby incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated June 16, 1995.
   10.15 Registration Rights Agreement among TDS, Merrill Lynch & Co. and United States Cellular Corporation is hereby incorporated by reference to Exhibit 99.2 to the Company's Form 8-K dated June 16, 1995.
   10.16 Common Share Delivery Arrangement Agreement among TDS, Merrill Lynch & Co. and United States Cellular Corporation is
         hereby incorporated by reference to Exhibit 99.3 to the Company's Form 8-K dated June 16, 1995.
   10.17 LYONs Offering Agreement between TDS and United States Cellular Corporation is hereby incorporated by reference to
         Exhibit 99.4 to the Company's Form 8-K dated June 16, 1995.
   10.18 Deferred Compensation Agreement for H. Donald Nelson dated July 15, 1996 is hereby incorporated by reference to
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.

EXHIBIT
  NO.                                                  DESCRIPTION OF DOCUMENT
-------- --------------------------------------------------------------------------------------------------------------------
   10.19 Deferred Compensation Agreement for Richard Goehring dated July 15, 1996 is hereby incorporated by reference to
         Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.
   10.20 Cellular Interest Transfer Agreement by and between TDS and the Company dated June 20, 1996.
   11    Statement regarding computation of per share earnings.
   12    Statement regarding computation of ratios.
   13    Incorporated portions of 1996 Annual Report to Security Holders.
   21    Subsidiaries of the Registrant.
   23.1  Consent of independent public accountants.
   23.2  Consents of independent accountants.
   27    Financial Data Schedules.

          [LOGO]
8410 West Bryn Mawr
Suite 700
Chicago, Illinois, 60631
(773) 399-8900