Form 10-Q
period 1997-03-31
UNITED STATES CELLULAR CORP
filed 1997-05-14
CIK 821130

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 X      QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended            March 31, 1997
                               ----------------------------------
                                        OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ____________________ to________________________

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

       Registrant's telephone number, including area code: (773) 399-8900


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X  No
                                       ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at April 30, 1997
--------------------------------------           -----------------------------
     Common Shares, $1 par value                        53,167,050 Shares
 Series A Common Shares, $1 par value                   33,005,877 Shares
--------------------------------------------------------------------------------

                       UNITED STATES CELLULAR CORPORATION
                       ----------------------------------

                         1ST QUARTER REPORT ON FORM 10-Q
                         -------------------------------

                                      INDEX
                                      -----



                                                                  Page No.
                                                                  --------

Part I.   Financial Information

          Management's Discussion and Analysis of
          Results of Operations and Financial Condition            2-10

          Consolidated Statements of Operations -
          Three Months Ended March 31, 1997 and 1996                11

          Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 1997 and 1996                12

          Consolidated Balance Sheets -
          March 31, 1997 and December 31, 1996                     13-14

          Notes to Consolidated Financial Statements               15-17


Part II.  Other Information                                         18


Signatures                                                          19

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

                             AND FINANCIAL CONDITION
                             -----------------------


RESULTS OF OPERATIONS
---------------------

Three Months Ended 3/31/97 Compared to Three Months Ended 3/31/96

United States Cellular Corporation (the "Company" - AMEX symbol: USM) owns, operates and invests in cellular markets throughout the United States. USM owned either majority or minority interests in 204 cellular markets at March 31, 1997, representing 25,082,000 population equivalents ("pops"). USM included the operations of 131 majority-owned and managed cellular markets in consolidated operations ("consolidated markets") at March 31, 1997. Noncontrolling interests in 63 markets, representing 4.7 million pops, were accounted for using the equity method and were included in investment income at that date. All other interests, representing less than 100,000 pops, were accounted for using the cost method. Following is a table of summarized operating data for USM's consolidated operations.

                                                   For the Three Months
                                                   Ended or at March 31,
                                             ----------------------------------

                                                1997                   1996
                                                ----                   ----
  Total market population (1)                21,712,000             22,188,000
  Customers                                   1,164,000                785,000
  Market penetration                               5.36%                  3.54%
  Markets in operation                              131                    134
  Cell sites in service                           1,377                  1,139
  Average monthly revenue per customer      $     53.50        $      62.11 (2)
  Churn rate per month                              2.0%                   2.1%
  Marketing cost per net customer addition  $       550        $        544 (2)

(1) Calculated using the respective Donnelley Marketing Service estimates for each year.
(2) Recomputed to show the effect of the change in current year presentation of certain revenues and expenses.

The Company's operating results for the first three months of 1997, which include 100% of the revenues and expenses of its consolidated markets plus its corporate office operations, primarily reflect improvement in the Company's overall operations. This improvement resulted from growth in its customer base and revenues coupled with increasing economies of scale. Operating revenues, driven by increases in customers served, rose $40.9 million, or 29%. Operating expenses rose $29.3 million, or 22%. Operating cash flow (operating income before minority share plus depreciation and amortization expense) increased $16.6 million, or 45%.

Beginning on January 1, 1997, the Company changed its income statement presentation of certain credits given to customers on their monthly bills. The implementation of incentive programs which result in either new or current customers receiving free or reduced-price airtime or access are now reported as a reduction of local retail revenue. Prior to January 1, 1997, the Company reported the foregone revenues resulting from these incentive programs as marketing and selling expense (for new customers) and general and administrative expense (for current customers). Amounts in the currently affected revenue and expense categories have been reclassified for previous years, including the 1996 information provided throughout this Form 10-Q. Operating income and net income are not affected by this change.

Investment and other income decreased $32.1 million to $17.4 million, due primarily to the $38.7 million of gains on the sales of cellular interests recorded in 1996. No such gains were recorded in 1997. Interest expense remained relatively flat, decreasing $203,000, or 4%, in 1997. Net income totaled $18.5 million in 1997, a decrease of $10.9 million, or 37%, reflecting improved operating results and investment income in 1997 but no gains on sales of cellular interests as were recorded in 1996. A summary of the after-tax effect of these gains on net income and earnings per share is shown below.

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1997            1996
                                                   ------------    -----------
                                                      (Dollars in thousands,
                                                     except per share amounts)

 Net income before after-tax effects of gains      $     18,468     $    8,547
 Add:  After-tax effects of gains                            --         20,840
                                                   ------------     ----------
 Net income as reported                            $     18,468     $   29,387
                                                   ============     ==========

 Earnings per share before after-tax effects
   of gains                                        $        .21     $      .10
 Add:  After-tax effects of gains                            --            .24
                                                   ------------     ----------
 Earnings per share as reported                    $        .21     $      .34
                                                   ============     ==========

Operating Revenues
------------------

Operating revenues totaled $184.6 million in the first three months of 1997, up $40.9 million, or 29%, over 1996. As explained previously, operating revenues for 1996 have been reclassified to conform to current period presentation of customer incentive program credits.

Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to the Company's local retail customers who use the local systems operated by the Company; (ii) charges to customers of other systems who use the Company's cellular systems when roaming ("inbound roaming"); and (iii) charges for long-distance calls made on the Company's systems. Service revenues totaled $179.6 million in 1997, up $40.2 million, or 29%, over 1996. The increase was primarily due to the growing number of local retail customers and the growth in inbound roaming revenue. The reclassification of customer bill credits reduced service revenues by $12.2 million, or 6%, in 1997 and $4.3 million, or 3%, in 1996. Average monthly service revenue per customer declined 14% to $53.50 in 1997 from $62.11 in 1996. The reclassification of customer bill credits reduced average monthly service revenue per customer by $3.65, or 6%, in 1997 and $1.93, or 3%, in 1996.

The 14% decrease in average monthly service revenue per customer was primarily a result of a decrease in average revenue per minute of use from both local retail customers and inbound roamers. Although average monthly local minutes of use per retail customer totaled 100 in 1997 compared to 96 in 1996, the Company's increasing use of incentive programs that encourage weekend and off-peak usage, in order to stimulate overall usage, resulted in a decrease in average local retail revenue per minute of use during the year. Also contributing to the decline in average local retail revenue per minute are increased amounts of bill credits given to new and current customers as incentives to become or remain the Company's customers. The Company believes that its customer base is growing faster than that of the industry as a whole, which has a dilutive effect on inbound roaming revenue per customer. Inbound roaming minutes of use has been growing at a slower rate than the Company's customer base (24% compared to 48%). Also, the Company's average inbound roaming revenue per minute of use decreased during 1997, in line with the ongoing trend toward reduced per minute prices for roaming negotiated between the Company and other cellular operators.

Revenue from local customers' usage of USM's systems increased $32.1 million, or 36%, in 1997. Growth in the Company's customer base was the primary reason for the increase in local retail revenue. The number of customers increased 48% to 1,164,000 at March 31, 1997 from 785,000 at March 31, 1996. The Company added 91,000 net new customers in the first quarter of 1997. While the percentage increase in customer additions is expected to be lower in the future, management anticipates that the Company will continue to increase its customer base over the next few years. Local retail revenue in 1997 increased $44.1 million, or 50%, due to customer growth and declined $12.1 million, or 14%, due to decreases in average monthly local retail revenue per customer. The reclassification of customer bill credits reduced local retail revenue by $12.2 million, or 9%, in 1997 and $4.3 million, or 5%, in 1996.

Average monthly local retail revenue per customer declined to $36.05 in 1997 from $39.64 in 1996. Monthly local retail minutes of use per customer increased 4% to 100 in 1997 from 96 in 1996. While there was an increase in average local retail minutes of use from 1996 to 1997, average revenue per minute of use decreased as a result of the incentive programs stated previously. Average local retail revenue per minute totaled $.36 in 1997 compared to $.41 in 1996. The decrease in average monthly local retail revenue is part of an industry-wide trend and is believed to be related to the tendency of the early customers in a market to be the heaviest users during peak business hours. It also reflects the Company's and the industry's continued penetration of the consumer market, which tends to include fewer peak business hour-usage customers. The reclassification of customer bill credits reduced average monthly service revenue per customer by $3.65, or 9%, in 1997 and $1.93, or 5%, in 1996.

Inbound roaming revenue increased $6.4 million, or 16%, in 1997. This increase was attributable to the 24% increase in the number of minutes used by customers from other systems when roaming in the Company's service areas. Also contributing were the increased number of cell sites within the Company's systems. These effects were offset somewhat by the decrease in average revenue per minute due to the downward trend in negotiated rates. Average inbound roaming revenue per minute totaled $.88 in 1997 and $.94 in 1996. Monthly inbound roaming revenue per Company customer averaged $13.51 in 1997 and $17.36 in 1996. This decrease is related to both the decrease in roaming revenue per minute and the faster growth of the Company's customer base as compared to the growth of inbound roaming revenue.

Long-distance revenue increased $1.7 million, or 16%, in 1997 as the volume of long-distance calls billed by the Company increased. Monthly long-distance revenue per customer averaged $3.81 in 1997 and $4.93 in 1996.

Equipment sales revenues increased $724,000, or 17%, in 1997. Equipment sales reflect the sale of 121,000 and 90,000 cellular telephone units in 1997 and 1996, respectively, plus installation and accessories revenue. The average revenue per unit was $41 in 1997 compared to $47 in 1996. The average revenue per unit decline partially reflects the Company's decision to reduce sales prices on cellular telephones to stimulate growth in the number of customers, to maintain its market position and to meet competitive prices as well as to pass through reduced manufacturers' prices to customers. Also, the Company uses promotions which are based on increased equipment discounting. The success of these promotions led to both an increase in units sold and a decrease in average equipment sales revenue per unit.

Operating Expenses
------------------

Operating expenses totaled $161.1 million in 1997, up $29.3 million, or 22%, over 1996. As explained previously, operating expenses for 1996 have been reclassified to conform to current period presentation of customer incentive program credits. The reclassification of customer bill credits reduced operating expenses by $12.2 million, or 7%, in 1997 and $4.3 million, or 3%, in 1996.

System operations expenses increased $7.7 million, or 32%, in 1997 as a result of increases in customer usage expenses and costs associated with serving the Company's increased number of customers (approximately $4.3 million), the growing number of cell sites within the Company's systems (approximately $2.4 million) and increased expenses related to roaming fraud (approximately $1.0 million). In total, system operations costs are expected to continue to increase as the number of cell sites within and the number of customers using the Company's systems grows.

Customer usage expenses represent charges from other telecommunications service providers for USM's customers' use of their facilities as well as for the Company's inbound roaming traffic on these facilities. Also included are costs related to local interconnection to the landline network, toll charges and expenses incurred by the Company when its customers use systems other than their local systems ("outbound roaming"). These expenses are offset somewhat by amounts the Company bills to its customers for outbound roaming. Customer usage expenses were $19.0 million in 1997 compared to $13.8 million in 1996. Contributing to the increase in 1997 were costs related to the increase in minutes used on the Company's systems and for outbound roaming, plus additional costs related to fraudulent use of the Company's customers' cellular telephone numbers. These fraud-related costs totaled $3.3 million in 1997 and $2.3 million in 1996. The Company continues to implement procedures in its markets to combat this fraud, which is primarily related to roaming usage. Customer usage expenses represented 11% of service revenues in 1997 and 10% in 1996. The percentage increase in 1997 is primarily due to the increase in minutes of use on the Company's systems and for outbound roaming.

Maintenance, utility and cell site expenses totaled $12.2 million in 1997 compared to $9.8 million in 1996, primarily reflecting an increase in the number of cell sites in the Company's systems to 1,377 in 1997 from 1,139 in 1996.

Marketing and selling expenses increased $9.6 million, or 35%, in 1997. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent expenses; local advertising and public relations expenses. The increase was primarily due to a 34% rise in the number of gross customer activations, to 157,000 in 1997 from 117,000 in 1996. Cost per gross customer addition, including losses on equipment sales, decreased to $319 in 1997 from $330 in 1996. The reclassification of customer bill credits reduced cost per gross customer addition by $61, or 16%, in 1997 and $30, or 8%, in 1996; in total, the reclassification reduced marketing and selling expenses by $9.7 million, or 21%, in 1997 and $3.5 million, or 11%, in 1996.

Cost of equipment sold increased $2.5 million, or 16%, in 1997. The increases reflect the growth in unit sales related to the rise in gross customer activations made through the Company's direct and retail distribution channels, offset somewhat by falling manufacturer prices per unit. The average cost to the Company of a telephone unit sold, including accessories and installation, was $149 in 1997 compared to $172 in 1996.

General and administrative expenses increased $4.5 million, or 11%, in 1997. These expenses include the costs of operating the Company's local business offices and its corporate expenses. The increase includes the effects of increases in expenses required to serve the growing customer base in existing markets and an expansion of both local administrative office and corporate staff, necessitated by growth in the Company's business. The Company is using an ongoing clustering strategy to combine local operations wherever feasible in order to gain operational efficiencies and reduce its administrative expenses. The reclassification of customer bill credits reduced general and administrative expenses by $2.5 million, or 5%, in 1997 and $829,000, or 2%, in 1996.

Operating cash flow increased $16.6 million, or 45%, to $53.6 million in 1997. The improvement was primarily due to substantial growth in customers and service revenues and the effects of improved operational efficiencies on cash operating expenses. Operating cash flow margins were 30% in 1997 and 27% in 1996.

Depreciation expense increased $4.6 million, or 27%, in 1997. The increase reflects rising average fixed asset balances, which increased 26% in 1997. Increased fixed asset balances primarily result from the increase in cell sites built to improve coverage and capacity in the Company's markets.

Amortization of intangibles increased $450,000, or 5%, in 1997. The increase is primarily due to increases in deferred information system development costs, which are amortized over the useful life of the related systems.

Operating Income before Minority Share
--------------------------------------

Operating income before minority share totaled $23.4 million in 1997, an increase of $11.6 million, or 98%, over 1996. The operating income margin (as a percent of service revenues) was 13.1% in 1997 and 8.5% in 1996. The improvements in operating income and operating income margin reflect increased revenues resulting from growth in the number of customers served by the Company's systems and the effect of improved operational efficiencies on total operating expenses.

The Company expects service revenues to continue to grow significantly during the remainder of 1997 as it adds customers to its existing systems and realizes a full year of revenues from customers added in 1996. However, management anticipates that average monthly revenue per customer will continue to decrease as local retail and inbound roaming revenue per minute of use decline and as the growth rate of the Company's customer base exceeds the growth rate of inbound roaming revenue, diluting the roaming contribution per customer. Additionally, the Company expects expenses to increase significantly during the remainder of 1997 as it incurs costs for cell sites added in 1996 and 1997 and incurs costs associated with customer growth.

Management believes there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Additionally, competitors licensed to provide personal communications services ("PCS") have initiated service in certain of the Company's markets in recent months. The Company anticipates that PCS operators will initiate service in several other of the Company's markets in 1997 and 1998. The Company's management is monitoring these and other wireless communications providers' strategies to determine what effect this additional competition will have on the Company's future strategies and results.

Investment and Other Income
---------------------------

Investment and other income totaled $17.4 million in 1997, a decrease of $32.1 million, or 65%, from 1996. Investment income was $18.4 million in 1997 compared to $10.3 million in 1996. Investment income primarily represents the Company's share of net income from the markets managed by others that are accounted for by the equity method. Although investment income increased significantly in the first three months of 1997, future investment income will be negatively impacted by the completion of the pending exchange transaction with BellSouth Corporation ("BellSouth"). See "Financial Resources and Liquidity" for further discussion of this transaction.

Gain on sale of cellular interests totaled $38.7 million in 1996, reflecting gains recorded on the sales of the Company's majority interests in four markets and on cash received in an exchange of markets with another cellular operator. There were no gains in the first quarter of 1997.

Interest and Income Taxes
-------------------------

Total interest expense decreased $203,000, or 4%, in 1997. Interest expense in 1997 is primarily related to Liquid Yield Option Notes ("LYONs") ($3.7 million) and borrowings under vendor financing agreements ($1.8 million).

The LYONs are zero coupon convertible debentures which accrete interest at 6% annually, but do not require current cash payments of interest. The average amount of LYONs outstanding was $252.6 million in the first three months of 1997 and $237.5 million in the same period of 1996. The average amount of debt under the vendor financing agreements was $100.8 million in the first three months of 1997 and $118.6 million in the same period of 1996. The average interest rate on such debt was 7.4% in 1997 and 7.7% in 1996.

Income tax expense was $13.9 million in 1997 and $24.0 million in 1996. In 1996, approximately $17.9 million of income tax expense related to the gains on sales of cellular interests. The effective tax rates were 43.0% in 1997 and 45.0% in 1996. In 1997, state income taxes increased the effective rate above the statutory rate. In 1996, state income taxes and gains on sales increased the effective rate above the statutory rate.

The Company is included in a consolidated federal income tax return with other members of the Telephone and Data Systems, Inc. ("TDS"), its parent organization, consolidated group. TDS and the Company are parties to a Tax Allocation Agreement under which USM is able to carry forward its losses and credits and use them to offset any current or future income tax liabilities to TDS. The amount of the state net operating loss carryforward available to offset future taxable income aggregated approximately $203 million at December 31, 1996, and expires between 1997 and 2011.

Net Income
----------

Net income totaled $18.5 million in 1997, a decrease of $10.9 million, or 37%, from 1996. Earnings per share was $.21 in 1997 and $.34 in 1996. Both net income and earnings per share in 1997 reflect improved operating results and investment income but no gains on the sales of cellular interests as were recorded in 1996. See "Results of Operations" for a summary of the after-tax effect of these gains on net income and earnings per share.

FINANCIAL RESOURCES AND LIQUIDITY
---------------------------------

The Company operates a capital- and marketing-intensive business. In recent years, the Company has generated operating cash flow and received cash proceeds from divestitures to fund most of its construction costs and substantially all of its operating expenses. The Company anticipates further substantial increases in cellular units in service, revenues and cell sites as it continues its growth strategy. As the Company's customer and revenue bases grow, the percentage increases in operating cash flow and operating income may be reduced.

Cash flows from operating activities provided $53.5 million in 1997 and $2.5 million in 1996. Operating cash flow provided cash totaling $53.6 million in 1997 and $37.0 million in 1996. Cash flows from other operating activities (investment and other income, interest expense, changes in working capital and changes in other assets and liabilities) required cash investments totaling $104,000 in 1997 and $34.5 million in 1996. The increase in cash required for other activities in 1996 reflects cash used to reduce accounts payable balances prior to the Company's conversion to a new accounting system software.

Cash flows from financing activities required $5.8 million in 1997 and provided $5.1 million in 1996. In 1997, the Company primarily used available cash to repay amounts owed under the vendor financing agreements totaling $5.8 million. In 1996, issuances of USM Common Shares, primarily to TDS, provided $9.4 million and repayments of amounts owed under the vendor financing agreements required cash totaling $3.6 million.

Cash flows from investing activities required $51.5 million in 1997 and provided $16.1 million in 1996. Cash required for property, plant and equipment expenditures totaled $45.8 million in 1997 and $43.3 million in 1996, representing the construction of 49 and 27 cell sites, respectively, plus other plant additions. The Company received net cash proceeds totaling $65.9 million in 1996 related to the sales and exchanges of cellular interests.

Anticipated capital requirements for 1996 primarily reflect the Company's construction and system expansion program. The Company's construction and system expansion budget for 1997 is approximately $300 million, primarily for new cell sites to expand and enhance the Company's coverage in its service areas and for the enhancement of the Company's office systems.

Acquisitions and Divestitures
-----------------------------

The Company is continuing to assess its cellular holdings in order to maximize the benefits derived from clustering its markets. As the number of opportunities for outright acquisitions has decreased in recent years, and as the Company's clusters have grown, the Company's focus has shifted toward exchanges and divestitures of managed and investment interests. Recently, the Company has completed exchanges of controlling interests in its less strategic markets for controlling interests in markets which better complement its clusters. The Company has also completed outright sales of other less strategic markets. The proceeds from these sales have been used to further the Company's growth. The Company is currently negotiating acquisitions, exchanges and divestitures of cellular interests to further capitalize on the benefits of its clustering strategy.

In the first three months of 1997, there were no completed acquisitions or divestitures of majority interests. In the same period of 1996, the Company purchased a controlling interest in one market and several minority interests, representing 304,000 pops, and received a controlling interest in another market through an exchange with another cellular operator. The total consideration paid in these transactions, primarily in the form of USM Common Shares issued to TDS to reimburse TDS for the value of TDS Common Shares issued to third parties, totaled $43.8 million.

Also in the first quarter of 1996, the Company sold controlling interests in four markets and one market partition, representing 433,000 pops, and divested a controlling interest in another market through the exchange mentioned previously. The Company received cash consideration totaling $65.9 million both from these sales and from the exchange.

During the first quarter of 1997, the Company announced that it had entered into an exchange agreement with BellSouth, pursuant to which the Company will receive majority interests in twelve contiguous markets adjacent to its Iowa and Wisconsin/Illinois clusters. In exchange, the Company will divest its majority interests in ten markets and minority interests in 13 markets, pay cash and incur certain income tax costs, the amounts of which are dependent upon certain factors. The Company will receive majority interests representing approximately 3.9 million pops in the transaction, and will divest majority interests representing approximately 1.9 million pops and minority interests representing approximately 1.4 million pops. The transaction is subject to various regulatory and other approvals.

The Company expects that the completion of this transaction will have a positive effect on its operating cash flow after the transition of operators is complete. As it includes the divestiture of significant investment interests in exchange for majority interests, the transaction is also expected to significantly reduce investment income immediately after it is completed. Because of the regulatory approval process, the Company is uncertain as to when the transaction will be completed.

Also, at March 31, 1997, the Company had agreements pending to acquire a majority interest in one market and minority interests in two markets,
representing  317,000  pops,  for  a  total  of  $48.4   million  in  cash.   A
portion of this cash may be borrowed from TDS under the Revolving Credit Agreement. The agreement to acquire the majority interest is with a third party, and the agreement to acquire the minority interests is with TDS, as part of a larger transaction which was partially completed in 1996. Also at March 31, 1997, the Company had agreements pending to divest a controlling interest in one market partition and one other minority interest, together representing 121,000 pops, in exchange for 23.8 million in cash and other consideration. Subsequent to March 31, 1997, the Company entered into an agreement to divest one additional minority interest, representing 62,000 pops, for cash consideration totaling $10.8 million. Both pending minority interest divestitures involve interests that were acquired from TDS as part of the larger transaction discussed earlier. All pending acquisition and divestiture agreements discussed above are expected to be completed during 1997. All of the divestiture transactions are expected to generate gains for book and tax purposes.


LIQUIDITY
---------

The Company anticipates that the aggregate resources required for the remainder of 1997 will include approximately: (i) $249 million for capital spending, (ii) $49 million for the purchase of cellular interests from TDS and third parties and (iii) $17 million of scheduled debt repayments. The Company may have additional funding obligations in 1997 related to the exchange transaction with BellSouth if the transaction is completed during the year. The Company had $11 million of cash and cash equivalents at March 31, 1997, expects to receive approximately $35 million from pending divestitures and anticipates generating an increasing amount of cash flows from operating activities during the remainder of 1997. The Company also has $100 million available under the Revolving Credit Agreement with TDS.

Management believes that the Company's operating cash flows and sources of external financing provide substantial financial flexibility. The Company has a line of credit with TDS to help meet its short-term financing needs. The Company also has access to public and private capital markets to help meet its long-term financing needs, although there are currently no material agreements or commitments pending to issue additional debt or equity securities. The Company anticipates issuing debt and equity securities only when capital requirements (including acquisitions), financial market conditions and other factors warrant.


PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY
STATEMENT

This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Quarterly Report on Form 10-Q contain "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. These statements contain potential risks and uncertainties, and therefore actual results may differ materially. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Important factors that may affect these projections or expectations include, but are not limited to: changes in the overall economy; changes in competition in our markets; new telecommunications technology advances; changes in the telecommunications regulatory environment; pending and future litigation; availability of future financing; and unanticipated changes in growth in cellular customers, penetration rates, churn rates and the mix of products and services offered in our markets. Readers should evaluate any statements in light of these important factors.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                    Unaudited
                                    ---------

                                                     Three Months Ended
                                                          March 31,
                                               ------------------------------
                                                    1997             1996
                                               -------------     ------------

                                                    (Dollars in thousands,
                                                   except per share amounts)
OPERATING REVENUES
   Service                                     $    179,585      $    139,368
   Equipment sales                                    4,999             4,274
                                               ------------      ------------
      Total Operating Revenues                      184,584           143,642
                                               ------------      ------------

OPERATING EXPENSES
   System operations                                 31,229            23,578
   Marketing and selling                             37,040            27,408
   Cost of equipment sold                            17,994            15,473
   General and administrative                        44,715            40,224
   Depreciation                                      21,509            16,935
   Amortization of intangibles                        8,652             8,202
                                               ------------      ------------
      Total Operating Expenses                      161,139           131,820
                                               ------------      ------------

OPERATING INCOME BEFORE MINORITY SHARE               23,445            11,822
Minority share of operating income                   (2,865)           (2,112)
                                               ------------      ------------

OPERATING INCOME                                     20,580             9,710
                                               ------------      ------------

INVESTMENT AND OTHER INCOME
   Investment income                                 18,383            10,303
   Amortization of licenses related to
     investments                                       (532)             (286)
   Interest income                                      625             1,152
   Other (expense), net                              (1,053)             (333)
   Gain on sale of cellular and other
     investments                                         --            38,691
                                               ------------      ------------
      Total Investment and Other Income              17,423            49,527
                                               ------------      ------------

INCOME BEFORE INTEREST AND INCOME TAXES              38,003            59,237
Interest expense - other                              5,603             5,806
                                               ------------      ------------

INCOME BEFORE INCOME TAXES                           32,400            53,431
Income tax expense                                   13,932            24,044
                                               ------------      ------------
NET INCOME                                     $     18,468      $     29,387
                                               ============      ============

WEIGHTED AVERAGE COMMON
   AND SERIES A COMMON SHARES (000s)                 86,198            85,686

EARNINGS PER COMMON AND
   SERIES A COMMON SHARE                       $        .21      $        .34
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

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                    Unaudited
                                    ---------

                                                         Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                        1997           1996
                                                    ------------   ------------

                                                      (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                       $     18,468   $    29,387
   Add (Deduct) adjustments to reconcile
     net income to net cash provided by
     operating activities
        Depreciation and amortization                     30,161        25,137
        Investment income                                (18,383)      (10,303)
        Gain on sale of cellular interests                    --       (38,691)
        Minority share of operating income                 2,865         2,112
        Other noncash expense                              4,070         5,201
        Change in accounts receivable                      1,508         2,068
        Change in accounts payable                         2,003       (20,925)
        Change in accrued taxes                            6,198         7,392
        Change in deferred taxes                           4,897           236
        Change in unearned revenue                         1,476           829
        Change in other assets and liabilities               239           (81)
                                                    ------------   ------------
                                                          53,502         2,524
                                                    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of vendor financing                          (5,830)       (3,561)
   Common Shares issued                                    1,168         9,401
   Capital (distributions) to minority partners           (1,110)         (751)
                                                    ------------   ------------
                                                          (5,772)        5,089
                                                    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment            (45,828)      (43,252)
   System development costs                               (7,234)       (2,359)
   Investments in and advances to nonconsolidated
      entities                                            (6,547)       (6,434)
   Distributions from nonconsolidated entities             9,294         2,566
   Proceeds from sale of cellular and other
     investments                                              --        65,922
   Acquisitions, excluding cash acquired                      --          (367)
   Other investments                                        (522)           --
   Change in temporary cash and marketable
      non-equitable securities                              (634)           --
                                                    ------------   ------------
                                                         (51,471)       16,076
                                                    ------------   ------------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                       (3,741)       23,689
CASH AND CASH EQUIVALENTS-
   Beginning of period                                    14,377        38,404
                                                    ------------   ------------
   End of period                                    $     10,636   $    62,093
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
                                     ------


                                            (Unaudited)
                                           March 31, 1997     December 31, 1996
                                          ----------------    -----------------
                                                  (Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents
   General funds                          $         6,977     $           802
   Affiliated cash equivalents                      3,659              13,575
                                          ---------------     ---------------
                                                   10,636              14,377
   Temporary cash investments                         162                  --
   Accounts Receivable
      Customers                                    56,581              58,034
      Roaming                                      30,802              29,742
      Affiliates                                       43                 607
      Other                                         5,355               7,568
   Inventory                                       10,101              11,893
   Prepaid and other current assets                 7,296               6,398
                                          ---------------     ---------------
                                                  120,976             128,619
                                          ---------------     ---------------
PROPERTY, PLANT AND EQUIPMENT
   In service and under construction              897,415             846,005
   Less accumulated depreciation                  216,477             195,251
                                          ---------------     ---------------
                                                  680,938             650,754
                                          ---------------     ---------------
INVESTMENTS
   Licenses, net of accumulated
     amortization                               1,038,994           1,044,141
   Cellular entities                              202,501             186,791
   Notes and interest receivable                   14,536              14,943
   Marketable non-equity securities                   471                  --
                                          ---------------     ---------------
                                                1,256,502           1,245,875
                                          ---------------     ---------------
DEFERRED CHARGES
   System development costs,
      net of accumulated amortization              49,829              44,319
   Other, net of accumulated amortization          16,348              16,332
                                          ---------------     ---------------
                                                   66,177              60,651
                                          ---------------     ---------------
   Total Assets                           $     2,124,593     $     2,085,899
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
                      ------------------------------------


                                             (Unaudited)
                                           March 31, 1997     December 31, 1996
                                           --------------     -----------------
                                                  (Dollars in thousands)
CURRENT LIABILITIES
   Current portion of long-term debt       $    23,532         $     23,065
   Notes payable                                 1,375                1,375
   Accounts payable
      Affiliates                                 2,657                2,729
      Other                                     71,619               66,638
   Accrued taxes                                25,074               18,781
   Customer deposits and deferred revenues      17,886               16,410
   Other current liabilities                    19,182               17,456
                                           -----------         ------------
                                               161,325              146,454
                                           -----------         ------------
LONG-TERM DEBT
   6% zero coupon convertible debentures       253,849              250,107
   Vendor financing, excluding current
     portion                                    74,365               80,589
                                           -----------         ------------
                                               328,214              330,696
                                           -----------         ------------

DEFERRED LIABILITIES AND CREDITS
   Net deferred income tax liability            83,695               78,833
   Other                                         2,409                2,444
                                           -----------         ------------
                                                86,104               81,277
                                           -----------         ------------
MINORITY INTEREST                               53,112               51,270
                                           -----------         ------------
COMMON SHAREHOLDERS' EQUITY
   Common Shares, par value $1 per share        53,167               53,117
   Series A Common Shares,
     par value $1 per share                     33,006               33,006
   Additional paid-in capital                1,246,184            1,245,066
   Retained earnings                           163,481              145,013
                                           -----------         ------------
                                             1,495,838            1,476,202
                                           -----------         ------------
Total Liabilities
     and Shareholders' Equity              $ 2,124,593         $  2,085,899
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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

2. Earnings per Common and Series A Common Share for the three months ended March 31, 1997 and 1996, was computed by dividing Net Income by the weighted average number of Common Shares, Series A Common Shares and dilutive common equivalent shares outstanding during the period. Dilutive common stock equivalents at March 31, 1997 and 1996, consist primarily of dilutive Common Shares issuable, Redeemable Preferred Stock, and Common Share options and stock appreciation rights.

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in March 1997 which will become effective in December 1997. Earnings per share would not change if the SFAS No. 128 was in effect as of January 1, 1996.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3. Assuming that acquisitions accounted for as purchases during the period January 1, 1996, to March 31, 1997, had taken place on January 1, 1996, pro forma results of operations would have been as follows (there were no acquisitions from January 1, 1997 to March 31, 1997):


                                                        Three Months Ended
                                                           March 31, 1996
                                                       ------------------------
                                                       (Dollars in thousands,
                                                      except per share amounts)

        Service Revenues                                  $         139,972
        Equipment Sales                                               4,281
        Interest Expense (including cost to finance
           acquisitions)                                              5,806
        Net Income                                                   30,269
        Earnings per Common and Series A Common Share     $             .35


4.    Supplemental Cash Flow Information

      The Company acquired certain cellular licenses and interests during the first three months of 1996. There were no cellular licenses or interests acquired during the first three months of 1997. In conjunction with these acquisitions, the following assets were acquired, liabilities assumed and Common Shares issued.
                                                          Three Months Ended
                                                            March 31, 1996
                                                        -----------------------
                                                        (Dollars in thousands)

        Property, plant and equipment, net                $          7,069
        Cellular licenses                                           37,503
        Decrease in equity-method investment
           in cellular interests                                    (2,734)
        Accounts receivable                                          2,350
        Accounts payable                                              (938)
        Other assets and liabilities,
           excluding cash acquired                                    (422)
        Common Shares issued and issuable                          (42,461)
                                                          ----------------
        Decrease in cash due to acquisitions              $            367
                                                          ================

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




      The following summarizes certain noncash transactions, and interest and income taxes paid.

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        1997            1996
                                                     -----------    -----------
                                                       (Dollars in thousands)

      Interest paid                                  $     1,755    $     1,152
      Income taxes paid                                    2,473         16,545
      Noncash interest expense                             3,847          4,653
      Common Shares issued by USM
        for conversion of USM Preferred Stock
        and TDS Preferred Shares                     $     1,121    $    18,450

5.    Contingencies

      The Company owns a 5.5% interest in the Los Angeles SMSA Limited Partnership (the "Partnership"). In November 1993, a class action complaint was filed on behalf of cellular customers in Orange County Superior Court naming, among others, the Partnership. These complaints allege certain facts, including a similarity in the pricing structures of the two defendant cellular carriers, which plaintiffs contend are circumstantial evidence that the Partnership and Los Angeles Telephone Company conspired to fix the prices of retail and wholesale cellular radio services in the Los Angeles market. The complaint seeks damages for the class "in a sum in excess of $100 million." A similar agent case was settled for an immaterial amount. Trial has been set for July 7, 1997. The Partnership does not believe that this proceeding will have a material adverse effect on the Partnership's financial position or results of operations. For further discussion of this contingency, see Note 14 of Notes to Consolidated Financial Statements included in the Company's Report on Form 10-K for the year ended December 31, 1996.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

     (a)     Exhibit 10 - Amendment dated as of March 31, 1997 to Revolving
                          Credit Agreement between the Company and TDS.

     (b)     Exhibit 11 - Statement regarding computation of per share earnings.

     (c)     Exhibit 12 - Statement regarding computation of ratios.

     (d)     Exhibit 27 - Financial Data Schedule.

     (e)     Reports on Form 8-K filed during the quarter ended March 31, 1997:

             On February 4, 1997, the Company announced that it had signed definitive agreements with BellSouth Corporation ("BellSouth") to acquire controlling interest in a 12-market cluster that provides cellular service to most of Wisconsin and parts of northern Illinois in exchange for a nine-market cluster in southern Indiana and Kentucky, a controlling interest in one market in central Tennessee, investment interests in 13 other markets, and cash.

             No other reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                UNITED STATES CELLULAR CORPORATION
                                ----------------------------------
                                          (Registrant)





Date   May 13, 1997                     H. DONALD NELSON
     ----------------           --------------------------------
                                H. Donald Nelson
                                President
                                (Chief Executive Officer)


Date   May 13, 1997                     KENNETH R. MEYERS
     ----------------           --------------------------------
                                Kenneth R. Meyers
                                Vice President-Finance and Treasurer
                                (Chief Financial Officer)


Date   May 13, 1997                     PHILLIP A. LORENZINI
     ----------------           --------------------------------
                                Phillip A. Lorenzini
                                Controller
                                (Principal Accounting Officer)