Form 10-Q
period 1997-06-30
UNITED STATES CELLULAR CORP
filed 1997-08-08
CIK 821130

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 X      QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           June 30, 1997
                               -------------------------------------------------
                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________________________to_____________________


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

             8410 West Bryn Mawr, Suite 700, Chicago, Illinois 60631
       -------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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
                                    Yes X   No
                                       ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at July 31, 1997
       -------------------------                -------------------------------
      Common Shares, $1 par value                 53,188,499 Shares
  Series A Common Shares, $1 par value            33,005,877 Shares

--------------------------------------------------------------------------------

                       UNITED STATES CELLULAR CORPORATION
                       ----------------------------------

                         2ND QUARTER REPORT ON FORM 10-Q
                         -------------------------------

                                      INDEX
                                      -----



                                                                  Page No.
                                                                  --------


Part I.  Financial Information:

         Management's Discussion and Analysis of
         Results of Operations and Financial Condition               2-13

         Consolidated Statements of Operations -
         Three Months and Six Months Ended June 30, 1997 and 1996     14

         Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1997 and 1996                      15

         Consolidated Balance Sheets -
         June 30, 1997 and December 31, 1996                         16-17

         Notes to Consolidated Financial Statements                  18-20


Part II. Other Information                                           21-22


Signatures                                                            23

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

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

                             AND FINANCIAL CONDITION
                             -----------------------

RESULTS OF OPERATIONS
---------------------

Six Months Ended 6/30/97 Compared to Six Months Ended 6/30/96
-------------------------------------------------------------

United States Cellular Corporation (the "Company" - AMEX symbol: USM) owns, operates and invests in cellular markets throughout the United States. USM owned either majority or minority cellular interests in 204 markets at June 30, 1997, representing 25,152,000 population equivalents ("pops"). USM included the operations of 132 majority-owned and managed cellular markets, representing 20.4 million pops, in consolidated operations ("consolidated markets") as of June 30, 1997. Noncontrolling interests in 62 markets, representing 4.7 million pops, were accounted for using the equity method and were included in investment income at that date. All other interests, representing less than 100,000 pops in the aggregate, were accounted for using the cost method. Following is a table of summarized operating data for USM's consolidated operations.

                                                Six Months Ended or at June 30,
                                                -------------------------------
                                                  1997               1996
                                               -----------       ------------


 Total market population (in thousands) (1)         21,844           21,483
 Customers                                       1,263,000          860,000
 Market penetration                                   5.78%            4.00%
 Markets in operation                                  132              130
 Cell sites in service                               1,485            1,185
 Average monthly revenue per customer          $        56       $       65 (2)
 Churn rate per month                                  1.9%             1.9%
 Marketing cost per net customer addition      $       540       $      513 (2)

(1) Calculated using the respective Donnelley Marketing Service estimates for each year.
(2) Recomputed to show the effect of change in current year presentation of certain revenues and expenses.

The Company's operating results for the first six months of 1997, which include 100% of the revenues and expenses of its consolidated markets plus its corporate office operations, primarily reflect improvement in the Company's overall operations. This improvement resulted from growth in its customer base and revenues coupled with increasing economies of scale. Operating revenues, driven by increases in customers served, rose $89.1 million, or 28%. Operating expenses rose $65.3 million, or 24%. Operating cash flow (operating income before minority share plus depreciation and amortization expense) increased $33.6 million, or 36%.

Beginning on January 1, 1997, the Company changed its income statement presentation of certain credits given to customers on their monthly bills. Customer incentive programs which result in either new or current customers receiving free or reduced-price airtime or access are now reported as a reduction of local retail revenue. Prior to January 1, 1997, the Company reported the foregone revenues resulting from these incentive programs as marketing and selling expense (for new customers) and general and administrative expense (for current customers). Amounts in the currently affected revenue and expense categories have been reclassified for previous years, including the 1996 information provided throughout this Form 10-Q. Operating income and net income are not affected by this change.

Investment and other income decreased $106.4 million, or 71%, to $43.4 million, due primarily to the decrease of $116.8 million in gains on the sales of cellular interests. Interest expense increased $426,000, or 4%, in 1997. Income tax expense decreased $42.6 million to $39.4 million, as improved operating results were more than offset by decreased gains on the sale of cellular interests.

Net income totaled $50.2 million in 1997, a decrease of $42.3 million, or 46%, from 1996. In both years, net income included gains on sales of cellular interests. A summary of the after-tax effects of these gains on net income and earnings per share is shown below.

                                                   Six Months Ended June 30,
                                                  ---------------------------
                                                      1997            1996
                                                  -----------     -----------
                                                   (Dollars in thousands,
                                                  except per share amounts)

 Net income before after-tax effects of gains     $    47,249     $    28,241
 Add: After-tax effects of gains                        2,911          64,201
                                                  -----------     -----------
 Net income as reported                           $    50,160     $    92,442
                                                  ===========     ===========

 Earnings per share before after-tax
  effects of gains                                $       .55     $       .33
 Add: After-tax effects of gains                          .03             .75
                                                  -----------     -----------
 Earnings per share as reported                   $       .58     $      1.08
                                                  ===========     ===========

Operating Revenues
------------------

Operating revenues totaled $402.2 million in 1997, up $89.1 million, or 28%, over 1996. As explained previously, operating revenues for 1996 have been reclassified to conform to current period presentation of customer incentive program credits.

Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to the Company's local retail customers who use the local systems operated by the Company; (ii) charges to customers of other systems who use the Company's cellular systems when roaming ("inbound roaming"); and (iii) charges for long-distance calls made on the Company's systems. Service revenues totaled $392.0 million in 1997, up $87.3 million, or 29%, over 1996. The increase was primarily due to the growing number of local retail customers and the growth in inbound roaming revenue. The reclassification of customer bill credits reduced service revenues by $24.5 million, or 6%, in 1997 and $9.6 million, or 3%, in 1996. Average monthly service revenue per customer declined 14% to $56.03 in 1997 from $64.93 in 1996. The reclassification of customer bill credits reduced average monthly service revenue per customer by $3.50, or 6%, in 1997 and $2.04, or 3%, in 1996.

The 14% decrease in average monthly service revenue per customer was primarily a result of a decrease in average revenue per minute of use from both local retail customers and inbound roamers. Although average monthly local minutes of use per retail customer totaled 106 in 1997 compared to 102 in 1996, the Company's increasing use of incentive programs that encourage weekend and off-peak usage, in order to stimulate overall usage, resulted in a decrease in average local retail revenue per minute of use during the year. Also contributing to the decline in average local retail revenue per minute of use are increased amounts of bill credits given to new and current customers as incentives to become or remain the Company's customers. The Company believes that its customer base is growing faster than that of the industry as a whole, which has a dilutive effect on inbound roaming revenue per customer. Inbound roaming minutes of use have been growing at a slower rate than the Company's customer base (24% compared to 47%). Also, the Company's average inbound roaming revenue per minute of use decreased during 1997, in line with the ongoing trend toward reduced per minute prices for roaming negotiated between the Company and other cellular operators.

Local retail revenue increased $68.7 million, or 36%, in 1997. Growth in the Company's customer base was the primary reason for the increase in local revenue. The number of customers increased 47% to 1,263,000 at June 30, 1997 from 860,000 at June 30, 1996. The Company added 190,000 net new customers in the first half of 1997. While the percentage increase in customer additions is expected to be lower in the future, management anticipates that the Company will continue to increase its customer base over the next few years. The reclassification of customer bill credits reduced local retail revenue by $24.5 million, or 9%, in 1997 and $9.6 million, or 5%, in 1996.

Average monthly local retail revenue per customer declined to $37.21 in 1997 from $40.85 in 1996. Monthly local retail minutes of use per customer increased 4% to 106 in 1997. While there was an increase in average local retail minutes of use from 1996 to 1997, average revenue per minute of use decreased as a result of the incentive programs stated previously. Average local retail revenue per minute totaled $.35 in 1997 compared to $.40 in 1996. The decrease in average monthly local retail revenue per customer is part of an industry-wide trend and is believed to be related to the tendency of the early customers in a market to be the heaviest users during peak business hours. It also reflects the Company's and the industry's continued penetration of the consumer market, which tends to include fewer peak business hour-usage customers. The reclassification of customer bill credits reduced average monthly local retail revenue per customer by $3.50, or 9%, in 1997 and $2.04, or 5%, in 1996.

Inbound roaming revenue increased $15.2 million, or 17%, in 1997. This increase was attributable to the 24% increase in the number of minutes used by customers from other wireless systems when roaming in the Company's service areas. Also contributing were the increased number of cell sites within the Company's service areas. These effects were offset somewhat by the decrease in average revenue per minute due to the downward trend in negotiated rates. Average inbound roaming revenue per minute totaled $.88 in 1997 and $.93 in 1996. Monthly inbound roaming revenue per Company customer averaged $14.66 in 1997 and $18.63 in 1996. This decrease is related to both the decrease in roaming revenue per minute and the faster increase in the Company's customer base as compared to the growth in inbound roaming revenue.

Long-distance revenue increased $3.7 million, or 15%, in 1997 as the volume of long-distance calls billed by the Company increased. Monthly long-distance revenue per customer averaged $4.04 in 1997 and $5.24 in 1996. The decrease in monthly long-distance revenue per customer is primarily due to the dilution of the portion of long-distance revenue that comes from inbound roaming customers. Similar to inbound roaming revenue, this revenue is not growing as fast as the Company's customer base.

Equipment sales revenues increased $1.7 million, or 20%, in 1997. Equipment sales reflect the sale of 251,000 and 177,000 cellular telephone units in 1997 and 1996, respectively, plus installation and accessories revenue. The average revenue per unit was $41 in 1997 compared to $48 in 1996. The average revenue per unit decline partially reflects the Company's decision to reduce sales prices on cellular telephones to stimulate growth in the number of customers, to maintain its market position and to meet competitive prices as well as to pass through reduced manufacturers' prices to customers. Also, the Company uses promotions which are based on increased equipment discounting. The success of these promotions led to both an increase in units sold and a decrease in average equipment sales revenue per unit.

Operating Expenses
------------------

Operating expenses totaled $336.6 million in 1997, up $65.3 million, or 24%, over 1996. As explained previously, operating expenses for 1996 have been reclassified to conform to current period presentation of customer incentive program credits. The reclassification of customer bill credits reduced operating expenses by $24.5 million, or 7%, in 1997 and $9.6 million, or 3%, in 1996.

System operations expenses increased $16.9 million, or 32%, in 1997 as a result of increases in customer usage expenses and costs associated with serving the Company's increased number of customers (approximately $13.8 million) and the growing number of cell sites within the Company's systems (approximately $5.0 million). Expenses related to roaming fraud decreased approximately $1.9 million during the first half of 1997 compared to the first half of 1996. In total, system operations costs are expected to continue to increase as the number of customers using and the number of cell sites within the Company's systems grows.

Customer usage expenses represent charges from other telecommunications service providers for the Company's customers' use of their facilities as well as for the Company's inbound roaming traffic on these facilities. Also included are costs related to local interconnection to the landline network, toll charges and expenses incurred by the Company when its customers use systems other than their local systems ("outbound roaming"). These expenses are offset somewhat by amounts the Company bills to its customers for outbound roaming. Customer usage expenses increased $11.9 million, or 38%, in 1997. Contributing to the increase in 1997 were costs related to the increase in minutes used on the Company's systems and for outbound roaming, partially offset by the reduction in costs related to fraudulent use of the Company's customers' cellular telephone numbers. These fraud-related costs totaled $4.8 million in 1997 and $6.7 million in 1996. The Company continues to implement procedures in its markets to combat this fraud, which is primarily related to roaming usage. Customer usage expenses represented 11% of service revenues in 1997 and 10% in 1996. The percentage increase in 1997 is primarily due to the increase in minutes of use, both on the Company's systems and for outbound roaming.

Maintenance, utility and cell site expenses increased $5.0 million, or 24%, in 1997, primarily reflecting a 25% increase in the number of cell sites in the Company's systems to 1,485 in 1997 from 1,185 in 1996.

Marketing and selling expenses increased $21.9 million, or 40%, in 1997. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent expenses; local advertising and public relations expenses. The increase was primarily due to a 34% rise in the number of gross customer activations (excluding acquisitions and divestitures), to 321,000 in 1997 from 240,000 in 1996. Cost per gross customer activation, including losses on equipment sales, decreased to $320 in 1997 from $325 in 1996. The reclassification of customer bill credits reduced cost per gross addition by $60, or 16%, in 1997 and $32, or 9%, in 1996; in total, the reclassification reduced marketing and selling expenses by $19.4 million, or 20%, in 1997 and $7.7 million, or 12%, in 1996.

Cost of equipment sold increased $4.4 million, or 14%, in 1997. The increases reflect the growth in unit sales related to the rise in gross customer activations made through the Company's direct and retail distribution channels, offset somewhat by falling manufacturer prices per unit. The average cost to the Company of a telephone unit sold, including accessories and installation, was $142 in 1997 compared to $177 in 1996.

General and administrative expenses increased $12.3 million, or 15%, in 1997. These expenses include the costs of operating the Company's local business offices and its corporate expenses. The increase includes the effects of increases in expenses required to serve the growing customer base in existing markets and an expansion of both local administrative office and corporate staff, necessitated by growth in the Company's business. The Company is using an ongoing clustering strategy to combine local operations wherever feasible in order to gain operational efficiencies and reduce its administrative expenses. The reclassification of customer bill credits reduced general and administrative expenses by $5.1 million, or 5%, in 1997 and $1.8 million, or 2%, in 1996.

Operating cash flow increased $33.6 million, or 36%, to $127.2 million in 1997. The improvement was primarily due to substantial growth in customers and service revenues and the effects of improved operational efficiencies on cash operating expenses. Operating cash flow margins were 32.5% in 1997 and 30.7% in 1996; had the reclassification of customer bill credits not been made, operating cash flow margins would have been 30.5% in 1997 and 29.8% in 1996.

Depreciation expense increased $9.2 million, or 26%, in 1997. The increase reflects rising average fixed asset balances, which increased 28% in 1997. Increased fixed asset balances primarily result from the increase in cell sites built to improve coverage and capacity in the Company's markets.

Amortization of intangibles increased $670,000, or 4%, in 1997. The increase is primarily due to increases in deferred information system development costs, which are amortized over the useful life of the related systems.

Operating Income before Minority Share
--------------------------------------

Operating income before minority share totaled $65.6 million in 1997, an increase of $23.8 million, or 57%, over 1996. The operating income margin (as a percent of service revenues) was 16.7% in 1997 and 13.7% in 1996; had the reclassification of customer bill credits not been made, operating income margins would have been 15.8% in 1997 and 13.3% in 1996. The improvement in operating income and operating income margin reflects increased revenues resulting from growth in the number of customers served by the Company's systems and the effect of improved operational efficiencies on total operating expenses.

The Company expects service revenues to continue to grow during the remainder of 1997; however, management anticipates that average monthly revenue per customer will continue to decrease as local retail and inbound roaming revenue per minute of use decline. Additionally, the Company expects expenses to increase significantly during the remainder of 1997 as it incurs costs associated with both customer growth and cell sites added.

Management believes there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Additionally, competitors licensed to provide personal communications services ("PCS") have initiated service in certain of the Company's markets over the past twelve months. The Company expects PCS operators to complete initial deployment of PCS across all of the Company's markets by the end of 1998. The Company's management is monitoring these and other wireless communications providers' strategies to determine what effect this additional competition will have on the Company's future strategies and results.

Investment and Other Income
---------------------------

Investment and other income totaled $43.4 million in 1997, a decrease of $106.4 million, or 71%, from 1996. Investment income was $36.4 million in 1997 compared to $22.3 million in 1996, a 63% increase. Investment income primarily represents the Company's share of net income from the markets managed by others that are accounted for by the equity method. Although investment income increased significantly in the first half of 1997, future investment income will be negatively impacted by the completion of the pending exchange transaction with BellSouth Corporation ("BellSouth"). See "Financial Resources and Liquidity" for further discussion of this transaction.

Gain on sale of cellular interests totaled $8.2 million in 1997, reflecting gains recorded on the sales of the Company's majority interest in one market partition and minority interest in one other market. Gain on sale of cellular interests totaled $125.0 million in 1996, reflecting gains recorded on the sales of the Company's majority interests in eight markets and a minority interest in one other market, on cash received in an exchange of markets with another cellular operator and on cash received from the settlement of two separate legal matters.

Interest and Income Taxes
-------------------------

Total interest expense increased $426,000, or 4%, in 1997. Interest expense in 1997 is primarily related to Liquid Yield Option Notes ("LYONs") ($7.5 million), borrowings under vendor financing agreements ($3.5 million) and borrowings under the Revolving Credit Agreement with Telephone and Data Systems, Inc. ("TDS"), the Company's parent organization ($1.0 million). Interest expense in 1996 is primarily related to LYONs ($7.1 million) and borrowings under vendor financing agreements ($4.1 million).

The LYONs are zero coupon convertible debentures which accrete interest at 6% annually, but do not require current cash payments of interest. The average amount of LYONs outstanding was $253.9 million in the first half of 1997 and $239.3 million in 1996. The average amount of debt under the vendor financing agreements was $97.9 million in the first six months of 1997 and $116.8 million in 1996. The average interest rate on such debt was 7.2% in 1997 and 8.0% in 1996. The average amount of debt outstanding under the Revolving Credit Agreement was $20.9 million in

1997; no borrowings were outstanding during the first half of 1996. The average interest rate on such debt was 9.3% in 1997.

Income tax expense was $39.4 million in 1997 and $82.0 million in 1996. In 1997, $5.3 million of income tax expense related to the gains on sales of cellular interests compared to $60.8 million in 1996. The effective tax rates were 44% in 1997 and 47% in 1996. The decrease in 1997's effective tax rate is primarily due to the decrease in gains on sales of cellular interests from 1996; taxes on these gains are generally higher than taxes on income from operations. In both 1997 and 1996, state income taxes and gains on sales of cellular interests increased the effective rate above the statutory rate.

The Company is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial reporting purposes, the Company computes federal income taxes as if it were filing a separate return as its own affiliated group and was not included in the TDS group. TDS and the Company are parties to a Tax Allocation Agreement under which the Company is able to carry forward any losses and credits and use them to offset any current or future income tax liabilities to TDS.

Net Income
----------

Net income totaled $50.2 million in 1997 compared to $92.4 million in 1996. Earnings per share was $0.58 in 1997 and $1.08 in 1996. Net income and earnings per share in both years included gains on the sales of cellular interests. Net income, excluding the after-tax effects of such gains, totaled $47.2 million in 1997, a $19.0 million, or 67%, increase over 1996. Earnings per share, excluding the after-tax effects of such gains, was $.55 in 1997, a $.22, or 67%, increase over 1996. See "Results of Operations" for a summary of the after-tax effects of gains on net income and earnings per share.

Three Months Ended 6/30/97 Compared to Three Months Ended 6/30/96
-----------------------------------------------------------------

Operating revenues totaled $217.6 million in the second quarter of 1997, up $48.1 million, or 28%, over 1996. Average monthly service revenue per customer decreased 13% to $58.41 in the second quarter of 1997 compared to $67.43 in the same period of 1996 for reasons generally the same as the first half of 1997. The reclassification of customer bill credits reduced service revenues by $12.3 million, or 5%, in 1997 and $5.3 million, or 3%, in 1996.

Revenues from local customers' usage of the Company's systems increased $36.6 million, or 36%, in 1997 primarily due to the increased number of customers served. Average monthly local retail minutes of use per customer totaled 111 in the second quarter of 1997 compared to 107 in 1996. However, as the number of customers and amount of revenue earned continued to grow, average revenue per minute of use continued to decline. As a result, average monthly local retail revenue per customer declined 9% to $38.31 in the second quarter of 1997 compared to $41.91 in 1996.

Inbound roaming revenue increased $8.8 million, or 18%, in 1997 due to the increased number of other wireless operators' customers using the Company's systems and the growth in the number of cell sites within those systems. Monthly inbound roaming revenue per customer averaged $15.74 in 1997 compared to $19.78 in 1996.

Long-distance revenue increased $1.9 million, or 14%, in 1997 as the volume of long-distance calls billed by the Company increased. Monthly long-distance revenue per customer averaged $4.25 in

1997 and $5.52 in 1996.

Equipment sales revenue reflects sales of 130,000 cellular telephones in 1997 compared to 87,000 in 1996. The average revenue per unit sold was $40 in 1997 and $48 in 1996.

Operating expenses totaled $175.4 million in the second quarter of 1997, up $36.0 million, or 26%, over 1996. The reclassification of customer bill credits reduced operating expenses by $12.3 million, or 7%, in 1997 and $5.3 million, or 4%, in 1996.

System operations expenses increased $9.2 million, or 32%, in 1997 as a result of increased customer usage expenses and costs associated with maintaining 25% more cell sites than in 1996. Customer usage expenses were $24.3 million in 1997 compared to $17.6 million in 1996, including fraud-related costs of $1.5 million in 1997 and $4.4 million in 1996; maintenance, utility and cell site expenses were $13.8 million in 1997 compared to $11.2 million in 1996.

Marketing and selling expenses increased $12.3 million, or 44%, in 1997. The increase was primarily due to a 33% increase in the number of gross customer activations (excluding acquisitions and divestitures) to 164,000 in 1997 from 123,000 in 1996. Cost per gross customer activation remained the same at $320 for both 1997 and 1996. The reclassification of customer bill credits reduced marketing and selling expenses by $9.8 million, or 20%, in 1997 and $4.3 million, or 13%, in 1996.

Cost of equipment sold increased $1.8 million, or 12%, in 1997. The increase reflects a rise in the number of cellular telephones sold in 1997, partially offset by a decrease in average cost per telephone sold.

General and administrative expenses increased $7.8 million, or 19%, in 1997, primarily related to the increase in customers served. The reclassification of customer bill credits reduced general and administrative expenses by $2.5 million, or 5%, in 1997 and $1.0 million, or 2%, in 1996.

Operating cash flow increased $17.0 million, or 30%, to $73.6 million in 1997, and operating cash flow margins increased to 34.7% in 1997 from 34.3% in 1996; had the reclassification of customer bill credits not been made, operating cash flow margins would have been 32.8% in 1997 and 33.2% in 1996.

Depreciation expense increased $4.6 million, or 25%, in 1997, reflecting a 29% increase in average fixed asset balances. Amortization of intangibles increased $220,000, or 3%, in 1997, primarily reflecting increased deferred information system development costs.

Operating income before minority share totaled $42.2 million in 1997 compared to $30.0 million in 1996, a 40% increase. The operating income margin improved to 19.8% in 1997 from 18.2% in 1996; had the reclassification of customer bill credits not been made, operating income margins would have been 18.8% in 1997 and 17.6% in 1996. The improvement in operating income and operating income margin was primarily the result of increased revenues and improved operational efficiencies.

Investment income increased $6.0 million, or 50%, in 1997 due to improved results in markets managed by others accounted for by the equity method. Gain on sale of cellular and other investments totaled $8.2 million in 1997 and $86.3 million in 1996. Total interest expense increased $629,000, or 11%, in 1997. Interest expense in 1997 is primarily related to LYONs ($3.8 million), borrowings under vendor financing agreements ($1.7 million) and borrowings under the Revolving Credit Agreement ($1.0 million). Interest expense in 1996 is primarily related to LYONs ($3.5 million) and borrowings under vendor financing agreements ($2.0 million). Income tax expense totaled $25.5 million in 1997 and $57.9 million in 1996. In 1997, $5.3 million of income tax expense related to gains on sales of cellular interests compared to $42.9 million in 1996.

Net income totaled $31.7 million in 1997 compared to $63.1 million in 1996. Both net income and earnings per share in 1997 reflect improved operating results and investment income, but gains on the sales of cellular interests totaled only $8.2 million compared to $86.3 million in 1996. A summary of the after-tax effect of these gains on net income and earnings per share is shown below.

                                                     Three Months Ended June 30,
                                                     --------------------------
                                                         1997           1996
                                                      ----------     ----------
                                                       (Dollars in thousands,
                                                      except per share amounts)

Net income before after-tax effects of gains          $   28,781     $   19,694
Add: After-tax effects of gains                            2,911         43,361
                                                      ----------     ----------
Net income as reported                                $   31,692     $   63,055
                                                      ==========     ==========

Earnings per share before after-tax effects of gains  $      .33     $      .23
Add: After-tax effects of gains                              .04            .50
                                                      ----------     ----------
Earnings per share as reported                        $      .37     $      .73
                                                      ==========     ==========


FINANCIAL RESOURCES AND LIQUIDITY
---------------------------------

The Company operates a capital and marketing-intensive business. In recent years, the Company has generated operating cash flow and received cash proceeds from divestitures to fund most of its construction costs and substantially all of its operating expenses. The Company anticipates further substantial increases in cellular units in service, revenues and cell sites as it continues its growth strategy. Operating cash flow may fluctuate from quarter to quarter depending on the seasonality of each of these growth factors.

Cash flows from operating activities provided $103.2 million in 1997 and $44.4 million in 1996. Operating cash flow provided $127.2 million in 1997 and $93.6 million in 1996. Cash flows from other operating activities (investment and other income, interest expense, changes in working capital and changes in other assets and liabilities) required cash investments totaling $24.0 million in 1997 and $49.2 million in 1996.

Cash flows from financing activities provided $47.2 million in 1997 and $1.2 million in 1996. In 1997, borrowings under the Revolving Credit Agreement, primarily for acquisitions and to pay income taxes, provided $60.3 million while repayments of debt under the vendor financing agreements required $11.7 million. In 1996, issuance of USM Common Shares, primarily to TDS, provided $9.6 million while repayments of debt under the vendor financing agreements required $10.0 million.

Cash flows from investing activities required $163.0 million in 1997 and provided $73.6 million in

1996. The Company received net cash proceeds totaling $21.4 million in 1997 and $178.0 million in 1996 related to the sales and exchanges of cellular interests. Cash required for property, plant and equipment and system development expenditures totaled $161.1 million in 1997, financed primarily with internally generated cash, and $100.9 million in 1996, financed primarily with internally generated funds and proceeds from the sales of cellular interests. These expenditures primarily represent the construction of 163 and 72 cell sites, respectively, plus other plant additions and costs related to the development of the Company's office systems. Acquisitions required $36.6 million in 1997.

Anticipated capital requirements for 1997 primarily reflect the Company's construction and system expansion program. The Company's construction and system expansion budget for 1997 is approximately $300 million, primarily for new cell sites to expand and enhance the Company's coverage in its service areas and for the enhancement of the Company's office systems.

Acquisitions and Divestitures
-----------------------------

The Company assesses its cellular holdings on an ongoing basis in order to maximize the benefits derived from clustering its markets. As the Company's clusters have grown, the Company's focus has shifted toward exchanges and divestitures of managed and investment interests. Over the past few years, the Company has completed exchanges of controlling interests in its less strategic markets for controlling interests in markets which better complement its clusters. The Company has also completed outright sales of other less strategic markets. The proceeds from these sales have been used to further the Company's growth.

In the first six months of 1997, the Company purchased a majority interest in one market and several minority interests, representing 246,000 pops. The total consideration paid in these transactions, in the form of cash financed by borrowings under the Revolving Credit Agreement, was $36.6 million. In the first six months of 1996, the Company purchased a majority interest in one market and several minority interests, representing 308,000 pops, and received a majority interest in another market through an exchange with another cellular operator. The total consideration paid for these purchases, primarily in the form of USM Common Shares issued to TDS to reimburse TDS for the value of TDS Common Shares issued to third parties, was $43.6 million.

In the first six months of 1997, the Company sold a majority interest in one market partition and a minority interest in one other market, representing 143,000 pops. The Company received consideration consisting of cash and receivables totaling $22.7 million from these sales. The minority interest involved an interest the Company had previously acquired from TDS pursuant to an agreement between the two companies signed in June 1996. There was no substantial gain or loss on the divestiture of the interest acquired from TDS.

In the first six months of 1996, the Company sold majority interests in eight markets and one market partition, plus a minority interest in one other market, representing 1.1 million pops, and divested a controlling interest in another market through an exchange. The Company received consideration, consisting of cash and receivables, totaling $181.0 million both from these sales and from the exchange. The Company also settled two separate legal matters during the first six months of 1996, receiving $30.3 million from those transactions. In total, sales, exchanges and litigation settlements provided the Company with cash and receivables totaling $211.3 million in the first six months of 1996.

During the first quarter of 1997, the Company announced that it had entered into an exchange agreement with BellSouth, pursuant to which the Company will receive majority interests in 12 contiguous markets adjacent to its Iowa and Wisconsin/Illinois clusters. In exchange, the Company will divest its majority interest in 10 markets and minority interests in 13 markets, pay cash and incur certain income tax costs, the amounts of which are dependent upon certain factors. The Company will receive majority interests representing approximately 3.9 million pops in the transaction, and will divest majority interests representing 1.9 million pops and minority interests representing approximately 1.4 million pops. The transaction is subject to certain conditions and various regulatory and other approvals.

The Company expects that the completion of this transaction will have a positive effect on its operating cash flow after the transition of operators is complete. As it includes the divestiture of significant investment interests in exchange for majority interests, the transaction is also expected to significantly reduce investment income immediately after it is completed. Management believes the transaction will be completed by the end of 1997.

Also, pursuant to the agreement entered into in June 1996 under which the Company acquired certain minority interests from TDS, the Company will acquire additional interests, representing an additional 104,000 pops, for $17.2 million in cash. A portion of this cash may be borrowed from TDS under the Revolving Credit Agreement. Additionally, at June 30, 1997, the Company had an agreement pending to divest a minority interest in one market, representing 40,000 pops, for $11.8 million in cash. This interest was acquired by the Company from TDS pursuant to the agreement referred to previously. The pending acquisition and divestiture agreements discussed previously are expected to be completed during 1997.

Liquidity
---------

The Company anticipates that the aggregate resources required for the remainder of 1997 will include approximately $139 million for capital spending, $11 million of scheduled debt repayments and $17 million for acquisitions. The Company may have additional funding obligations in 1997 related to the exchange transaction with BellSouth when the transaction is completed. The Company is generating substantial cash from its operations and anticipates financing its capital spending for 1997 primarily with internally generated cash. The Company also had $2 million of cash and cash equivalents at June 30, 1997 and expects to receive approximately $12 million from a pending divestiture. The Company also has $40 million available under the Revolving Credit Agreement with TDS.

The Company filed a shelf Registration Statement on Form S-3 on July 31, 1997 for the sale of up to $400 million of unsecured debt. The Company expects to issue debt securities under the shelf registration during the third quarter. The Company anticipates using the proceeds of the offering for general corporate purposes, which may include the repayment of indebtedness.

Additionally, the Company is currently engaged in negotiations regarding a proposed $500 million revolving credit facility, although no agreement in principle has been reached.

Management believes that the Company's operating cash flows and sources of external financing, including the debt financing and proposed revolving credit facility mentioned previously, provide substantial financial flexibility. The Company also currently has a line of credit with TDS to help meet its short-term financing needs; this line of credit would be replaced by the proposed revolving credit facility, if and when that facility is put in place. The Company currently has access to public and private capital markets to help meet its long-term financing needs. The Company anticipates issuing debt and equity securities only when capital requirements (including acquisitions), financial market conditions and other factors warrant.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY
STATEMENT

This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Quarterly Report on Form 10-Q contain "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. These statements contain potential risks and uncertainties; therefore, actual results may differ materially. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Important factors that may affect these projections or expectations include, but are not limited to: changes in the overall economy; changes in competition in markets in which the Company operates; advances in telecommunications technology; changes in the telecommunications regulatory environment; pending and future litigation; availability of future financing; start-up of PCS operations; and unanticipated changes in growth in cellular customers, penetration rates, churn rates and the mix of products and services offered in the Company's markets. Readers should evaluate any statements in light of these important factors.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                    Unaudited
                                    ---------

                                         Three Months Ended    Six Months Ended
                                               June 30,            June 30,
                                       -------------------- -------------------
                                          1997       1996      1997       1996
                                       ---------  --------- --------- ---------

                                                 (Dollars in thousands,
                                               except per share amounts)
OPERATING REVENUES
    Service                            $ 212,394  $ 165,279 $ 391,979 $ 304,647
    Equipment sales                        5,185      4,191    10,184     8,465
                                       ---------  --------- --------- ---------
        Total Operating Revenues         217,579    169,470   402,163   313,112
                                       ---------  --------- --------- ---------
OPERATING EXPENSES
    System operations                     38,048     28,811    69,277    52,389
    Marketing and selling                 39,959     27,663    76,999    55,071
    Cost of equipment sold                17,763     15,917    35,757    31,390
    General and administrative            48,224     40,444    92,939    80,668
    Depreciation                          22,722     18,125    44,231    35,060
    Amortization of intangibles            8,709      8,489    17,361    16,691
                                       ---------  --------- --------- ---------
        Total Operating Expenses         175,425    139,449   336,564   271,269
                                       ---------  --------- --------- ---------
OPERATING INCOME BEFORE
  MINORITY SHARE                          42,154     30,021    65,599    41,843
Minority share of operating income        (4,383)    (3,309)   (7,248)   (5,421)
                                       ---------  --------- --------- ---------
OPERATING INCOME                          37,771     26,712    58,351    36,422
                                       ---------  --------- --------- ---------

INVESTMENT AND OTHER INCOME
    Investment income                     18,040     12,025    36,423    22,328
    Amortization of licenses related
     to investments                         (536)      (288)   (1,068)     (574)
    Interest income                          958      3,118     1,583     4,270
    Other (expense), net                    (729)      (934)   (1,782)   (1,267)
    Gain on sale of cellular and
     other investments                     8,237     86,305     8,237   124,996
                                       ---------  --------- --------- ---------
        Total Investment and Other
          Income                          25,970    100,226    43,393   149,753
                                       ---------  --------- --------- ---------
INCOME BEFORE INTEREST
  AND INCOME TAXES                        63,741    126,938   101,744   186,175

INTEREST EXPENSE
    Interest expense - affiliate           1,014        --      1,014      --
    Interest expense - other               5,564      5,949    11,167    11,755
                                       ---------  --------- --------- ---------
        Total Interest Expense             6,578      5,949    12,181    11,755
                                       ---------  --------- --------- ---------
INCOME BEFORE INCOME TAXES                57,163    120,989    89,563   174,420
Income tax expense                        25,471     57,934    39,403    81,978
                                       ---------  --------- --------- ---------
NET INCOME                             $  31,692  $  63,055 $  50,160 $  92,442
                                       =========  ========= ========= =========
WEIGHTED AVERAGE COMMON
  AND SERIES A COMMON SHARES (000s)       86,225     86,166    86,211    85,926
PRIMARY EARNINGS PER COMMON AND
  SERIES A COMMON SHARE                $     .37  $     .73 $     .58 $    1.08
                                       =========  ========= ========= =========
WEIGHTED AVERAGE COMMON AND
  SERIES A COMMON SHARES
  ASSUMING FULL DILUTION (000s)           93,290     93,225    93,277    92,987
EARNINGS PER COMMON AND SERIES A
  COMMON SHARE ASSUMING FULL DILUTION  $     .36  $     .70 $     .58 $    1.03
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

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                    Unaudited
                                    ---------

                                                          Six Months Ended
                                                               June 30,
                                                     ---------------------------
                                                         1997           1996
                                                     -----------    ------------

                                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $   50,160     $    92,442
   Add (Deduct) adjustments to reconcile net income
      to net cash provided by operating activities
        Depreciation and amortization                    61,592          51,751
        Investment income                               (36,423)        (22,328)
        Gain on sale of cellular and
          other investments                              (8,237)       (124,996)
        Minority share of operating income                7,248           5,421
        Other noncash expense                            11,019           9,109
        Change in accounts receivable                   (17,284)        (18,647)
        Change in accounts payable                       10,432         (21,269)
        Change in accrued taxes                           7,320          37,014
        Change in deferred taxes                         12,497          31,812
        Change in unearned revenue                        4,717           1,824
        Change in other assets and liabilities              120           2,289
                                                     ----------     -----------
                                                        103,161          44,422
                                                     ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Vendor financing borrowings                            --              3,922
   Repayment of vendor financing                        (11,718)         (9,986)
   Change in Revolving Credit Agreement - TDS            60,303             --
   Common Shares issued                                   1,394           9,618
   Capital (distributions) to minority partners          (2,792)         (2,317)
                                                     -----------    ------------
                                                         47,187           1,237
                                                     -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment          (144,097)        (98,187)
   System development costs                             (16,961)         (2,744)
   Investments in and advances to investment
      entities                                           (6,219)        (12,602)
   Distributions from investment entities                21,823          10,004
   Proceeds from sale of cellular and
     other investments                                   21,384         177,954
   Acquisitions, excluding cash acquired                (36,606)           (872)
   Other investments                                     (1,163)            --
   Change in temporary cash and marketable
      non-equity securities                              (1,208)            --
                                                     -----------    ------------
                                                       (163,047)         73,553
                                                     -----------    ------------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                     (12,699)        119,212

CASH AND CASH EQUIVALENTS-
   Beginning of period                                   14,377          38,404
                                                     -----------    ------------
   End of period                                     $    1,678     $   157,616
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
                                     ------

                                              (Unaudited)
                                             June 30, 1997    December 31, 1996
                                            ---------------   -----------------
                                                     (Dollars in thousands)
CURRENT ASSETS
   Cash and cash equivalents
      General funds                         $        1,678      $          802
      Affiliated cash equivalents                      --               13,575
                                            --------------      --------------
                                                     1,678              14,377
   Temporary cash investments                          404                --
   Accounts receivable
      Customers                                     67,893              58,034
      Roaming                                       37,892              29,742
      Affiliates                                        81                 607
      Other                                          8,761               7,568
   Inventory                                         9,835              11,893
   Prepaid and other current assets                  8,911               6,398
                                            --------------      --------------
                                                   135,455             128,619
                                            --------------      --------------

PROPERTY, PLANT AND EQUIPMENT
   In service and under construction               980,941             846,005
   Less accumulated depreciation                   235,270             195,251
                                            --------------      --------------
                                                   745,671             650,754
                                            --------------      --------------

INVESTMENTS
   Licenses, net of accumulated amortization     1,064,328           1,044,141
   Cellular entities                               204,030             186,791
   Notes and interest receivable                    14,315              14,943
   Marketable non-equity securities                    800                --
                                            --------------      --------------
                                                 1,283,473           1,245,875
                                            --------------      --------------
DEFERRED CHARGES
   System development costs,
       net of accumulated amortization              57,766              44,319
   Other, net of accumulated amortization           13,277              16,332
                                            --------------      --------------
                                                    71,043              60,651
                                            --------------      --------------
   Total Assets                             $    2,235,642      $    2,085,899
                                            ==============      ==============



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
                      ------------------------------------

                                               (Unaudited)
                                              June 30, 1997    December 31, 1996
                                              -------------    -----------------
                                                     (Dollars in thousands)
CURRENT LIABILITIES
   Current portion of long-term debt          $     23,532         $     23,065
   Notes payable                                     1,375                1,375
   Accounts payable
      Affiliates                                     2,577                2,729
      Other                                         74,838               66,638
   Accrued taxes                                    26,321               18,781
   Customer deposits and deferred revenues          21,128               16,410
   Other current liabilities                        16,945               17,456
                                              ------------         ------------
                                                   166,691              146,454

REVOLVING CREDIT AGREEMENT - TDS                    60,303                 --
                                              ------------         ------------

LONG-TERM DEBT
   6% zero coupon convertible debentures           257,610              250,107
   Vendor financing, excluding
      current portion                               68,553               80,589
                                              ------------         ------------
                                                   326,163              330,696
                                              ------------         ------------

DEFERRED LIABILITIES AND CREDITS
   Net deferred income tax liability                91,520               78,833
   Other                                             4,985                2,444
                                              ------------         ------------
                                                    96,505               81,277
                                              ------------         ------------
MINORITY INTEREST                                   55,839               51,270
                                              ------------         ------------

COMMON SHAREHOLDERS' EQUITY
   Common Shares, par value $1 per share            53,177               53,117
   Series A Common Shares, par value
      $1 per share                                  33,006               33,006
   Additional paid-in capital                    1,248,760            1,245,066
   Retained earnings                               195,173              145,013
                                              ------------         ------------
                                                 1,530,116            1,476,202
                                              ------------         ------------
   Total Liabilities and
     Shareholders' Equity                     $  2,235,642         $  2,085,899
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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996, and the results of operations and cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the six months ended June 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

2. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation which nets certain customer promotional and retention expenses against service revenues.

3. Primary earnings per Common and Series A Common Share for the six months ended June 30, 1997 and 1996, was computed by dividing Net Income by the weighted average number of Common Shares, Series A Common Shares and dilutive common equivalent shares outstanding during the period. Dilutive common stock equivalents at June 30, 1997 and 1996, consist primarily of dilutive Common Shares issuable and Redeemable Preferred Stock and Common Share options and stock appreciation rights.

      Earnings per Common and Series A Common Share Assuming Full Dilution for the six months ended June 30, 1997 and 1996, was computed by dividing Net Income, as adjusted for the interest expense eliminated as a result of the pro forma conversion of Convertible Debentures, by the weighted average number of Common Shares, Series A Common Shares and dilutive common equivalent shares outstanding during the period. Dilutive common stock equivalents at June 30, 1997 and 1996, consist primarily of dilutive Convertible Debentures (assuming conversion into Common Shares), Common Shares issuable, Redeemable Preferred Stock, and Common Share Options and stock appreciation rights.

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in March 1997 which will become effective in December 1997. Earnings per share would not change significantly if the SFAS No. 128 was in effect as of January 1, 1996.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4. Assuming acquisitions accounted for as purchases during the period January 1, 1996, to June 30, 1997, had taken place on January 1, 1996, pro forma results of operations would have been as follows:

                                                      Six Months Ended
                                                          June 30,
                                                ------------------------------
                                                    1997               1996
                                                -----------        -----------
                                                    (Dollars in thousands,
                                                   except per share amounts)

Service Revenues                                $   391,979        $   305,251
Equipment Sales                                      10,184              8,472
Interest Expense (including cost
 to finance acquisitions)                            11,259             13,395
Net Income                                           49,394             93,252
Earnings per Common and Series A Common Share   $       .57        $      1.08



5.    Supplemental Cash Flow Information

      The Company acquired certain cellular licenses and interests during the first six months of 1997 and 1996. In conjunction with these acquisitions, the following assets were acquired, liabilities assumed and Common Shares issued.

                                                     Six Months Ended
                                                         June 30,
                                             ---------------------------------
                                                  1997               1996
                                             -------------      --------------
                                                   (Dollars in thousands)

Property, plant and equipment                $          --      $        7,069
Cellular licenses                                   36,719              39,063
Decrease in equity-method investment
  in cellular interests                                 --              (2,733)
Accounts receivable                                                      1,332
Accounts payable                                        --                (938)
Other assets and liabilities,
  excluding cash acquired                             (113)               (422)
Common Shares issued                                    --             (42,499)
                                             --------------     --------------
  Decrease in cash due to acquisitions       $      36,606      $          872
                                             ==============     ==============

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




        The following summarizes certain noncash transactions and interest and income taxes paid.

                                                          Six Months Ended
                                                              June 30,
                                                    ---------------------------
                                                       1997             1996
                                                    -----------     -----------
                                                        (Dollars in thousands)

Interest paid                                       $     4,105     $     3,145
Income taxes paid                                        22,810          17,310
Noncash interest expense                                  7,651           8,249
Common Shares issued by USM for conversion
  of USM Preferred Stock and TDS Preferred Shares   $        --     $    18,450

6.      Contingencies

        The Company owns a 5.5% interest in the Los Angeles SMSA Limited Partnership (the "Partnership"). In November 1993, a class action complaint was filed on behalf of cellular customers in Orange County Superior Court naming, among others, the Partnership. These complaints allege certain facts, including a similarity in the pricing structures of the two defendant cellular carriers, which plaintiffs contend are circumstantial evidence that the Partnership and Los Angeles Telephone Company conspired to fix the prices of retail and wholesale cellular radio services in the Los Angeles market. The complaint seeks damages for the class "in a sum in excess of $100 million." A similar agent case was settled for an immaterial amount. Trial began on July 7, 1997. The Partnership does not believe that this proceeding will have a material adverse effect on the Partnership's financial position or results of operations. For further discussion of this contingency, see Note 14 of Notes to Consolidated Financial Statements included in the Company's Report on Form 10-K for the year ended December 31, 1996.

                           PART II. OTHER INFORMATION
                           --------------------------



Item 4.  Submission of Matters to a Vote of Security-Holders.
-------------------------------------------------------------

        At the Annual Meeting of Shareholders of USM, held on May 14, 1997, the following numbers of votes were cast for the matters indicated:

1.a. Election of two Class I directors of the Company by the holder of Series A Common Shares:

                                                                      Broker
Nominee                    For             Withhold                  Non-Vote
-----------------------------------------------------------------------------

H. Donald Nelson       330,058,770            -0-                       -0-
LeRoy T. Carlson       330,058,770            -0-                       -0-


2.      Proposal to approve the Company's 1997 Employee Stock Purchase Plan:

                                                                     Broker
                             For           Against      Abstain      Non-Vote
                             ------------------------------------------------
Series A
 Common Shares           330,058,770         -0-          -0-          -0-

Common Shares             50,157,850        51,091        8,705        -0-
                          ----------        ------        -----        ---

    Total                380,216,620        51,091        8,705        -0-
                         ===========        ======        =====        ===

3. Proposal to Ratify the Selection of Arthur Andersen LLP as Independent Public Accountants for 1997:
                                                                      Broker
                             For           Against       Abstain     Non-Vote
                             ------------------------------------------------
Series A
 Common Shares          330,058,770          -0-           -0-         -0-

Common Shares            50,186,083        15,163         16,401       -0-
                         ----------        ------         ------       ---

    Total               380,244,853        15,163         16,401       -0-
                        ===========        ======         ======       ===

                           PART II. OTHER INFORMATION
                           --------------------------


Item 5.  Other Information.
---------------------------

On July 31, 1997, the Company announced that it had filed a shelf registration statement with the Securities and Exchange Commission covering $400 million of debt securities. The news release issued to announce this filing is attached as
Exhibit 99.


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

     (a)     Exhibits:

                 Exhibit 11 - Computation of earnings per common share.

                 Exhibit 12 - Statement regarding computation of ratios.

                 Exhibit 27 - Financial Data Schedule.

                 Exhibit 99 - News Release dated July 31, 1997.

     (b)     Reports on Form 8-K filed during the quarter ended June 30, 1997:

             No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      UNITED STATES CELLULAR CORPORATION
                                      ----------------------------------
                                                (Registrant)





Date    August 8, 1997                      H. DONALD NELSON
     ---------------------            ------------------------------
                                      H. Donald Nelson
                                      President
                                      (Chief Executive Officer)


Date    August 8, 1997                     KENNETH R. MEYERS
     ---------------------           -------------------------------
                                     Kenneth R. Meyers
                                     Senior Vice President-Finance and Treasurer
                                     (Chief Financial Officer)


Date    August 8, 1997                     PHILLIP A. LORENZINI
     ---------------------           --------------------------------
                                     Phillip A. Lorenzini
                                     Controller
                                     (Principal Accounting Officer)