Form 10-Q
period 1997-09-30
UNITED STATES CELLULAR CORP
filed 1997-11-13
CIK 821130

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 X      QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         September 30, 1997
                               --------------------------------------
                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________________to_________________________


                          Commission File Number 1-9712

--------------------------------------------------------------------------------

                       UNITED STATES CELLULAR CORPORATION

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      62-1147325
---------------------------------           ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

             8410 West Bryn Mawr, Suite 700, Chicago, Illinois   60631
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
                                    Yes X  No
                                       ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                               Outstanding at October 31, 1997
     -----------------------                   ---------------------------------
   Common Shares, $1 par value                           53,227,678 Shares
Series A Common Shares, $1 par value                     33,005,877 Shares

--------------------------------------------------------------------------------

                       UNITED STATES CELLULAR CORPORATION
                       ----------------------------------

                         3RD QUARTER REPORT ON FORM 10-Q
                         -------------------------------

                                      INDEX
                                      -----



                                                                     Page(s)
No.                                                                  ------
---
Part I.        Financial Information

               Management's Discussion and Analysis of
               Results of Operations and Financial Condition           3-13

               Consolidated Statements of Operations -
                  Three Months and Nine Months Ended
                    September 30, 1997 and 1996                         14

               Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1997 and 1996         15

               Consolidated Balance Sheets -
                  September 30, 1997 and December 31, 1996            16-17

               Notes to Consolidated Financial Statements             18-21


Part II.       Other Information                                        22


Signatures                                                              23

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

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

                             AND FINANCIAL CONDITION
                             -----------------------

RESULTS OF OPERATIONS
---------------------

Nine Months Ended 9/30/97 Compared to Nine Months Ended 9/30/96
---------------------------------------------------------------

United States Cellular Corporation (the "Company" - AMEX symbol: USM) owns, operates and invests in cellular markets throughout the United States. USM owned either majority or minority cellular interests in 202 markets at September 30, 1997, representing 25,083,000 population equivalents ("pops"). USM included the operations of 132 majority-owned and managed cellular markets, representing 20.5 million pops, in consolidated operations ("consolidated markets") as of September 30, 1997. Noncontrolling interests in 60 markets, representing 4.6 million pops, were accounted for using the equity method and were included in investment income at that date. All other interests, representing less than 100,000 pops in the aggregate, were accounted for using the cost method. Following is a table of summarized operating data for USM's consolidated operations.

                                                        Nine Months Ended
                                                        or at September 30,
                                                      ------------------------
                                                         1997          1996
                                                      ----------   -----------

  Total market population (in thousands) (1)              21,844       21,483
  Customers                                            1,357,000      940,000
  Market penetration                                        6.21%        4.38%
  Markets in operation                                       132          130
  Cell sites in service                                    1,556        1,270
  Average monthly revenue per customer                $    56.58   $    64.96(2)
  Churn rate per month                                       1.9%         1.9%
  Marketing cost per net customer addition            $      561   $      531(2)

(1) Calculated using the respective Donnelley Marketing Service estimates for each year.
(2) Recomputed to show the effect of change in current year presentation of certain revenues and expenses.

The Company's operating income for the first nine months of 1997, which includes 100% of the revenues and expenses of its consolidated markets plus its corporate office operations, primarily reflects improvement in the Company's overall operations compared to the first nine months of 1996. This improvement resulted from growth in its customer base and revenues coupled with increasing economies of scale. Operating revenues, driven by increases in customers served, rose $140.8 million, or 29%. Operating expenses rose $105.2 million, or 25%. Operating cash flow (operating income before minority share plus depreciation and amortization expense) increased $51.0 million, or 33%.

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

Investment and other income decreased $102.4 million, or 59%, to $72.6 million, due primarily to the decrease of $119.3 million in gains on the sales of cellular interests. Interest expense increased $2.8 million, or 16%, in 1997. Income tax expense decreased $39.0 million to $66.1 million, as improved operating results were more than offset by decreased gains on the sales of cellular interests.

Net income totaled $86.4 million in 1997, a decrease of $32.2 million, or 27%, from 1996. In both years, net income included gains on sales of cellular interests. A summary of the after-tax effects of these gains on net income and earnings per share is shown below.

                                                            Nine Months Ended
                                                              September 30,
                                                           ---------------------
                                                              1997      1996
                                                           --------   ---------
                                                        (Dollars in thousands,
                                                      except per share amounts)

   Net income before after-tax effects of gains            $ 79,263    $ 52,140
   Add: After-tax effects of gains                            7,119      66,442
                                                           --------    --------
   Net income as reported                                  $ 86,382    $118,582
                                                           ========    ========

   Earnings per share before after-tax effects of gains    $    .92    $    .61
   Add: After-tax effects of gains                              .08         .77
                                                           --------    --------
   Earnings per share as reported                          $   1.00    $   1.38
                                                           ========    ========

Operating Revenues
------------------

Operating revenues totaled $634.1 million in 1997, up $140.8 million, or 29%, over 1996. As explained previously, operating revenues for 1996 have been reclassified to conform to current period presentation of customer incentive program credits.

Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to the Company's local retail customers who use the local systems operated by the Company ("local retail"); (ii) charges to customers of other systems who use the Company's cellular systems when roaming ("inbound roaming"); and (iii) charges for long-distance calls made on the Company's systems. Service revenues totaled $618.2 million in 1997, up $137.7 million, or 29%, over 1996. The increase was primarily due to the growing number of local retail customers and the growth in inbound roaming revenue. The
reclassification  of customer   credits  reduced  service  revenues by $38.2
million, or 6%, in 1997 and $16.9 million, or 3%, in 1996.

Average monthly service revenue per customer declined 13% to $56.58 in 1997 from $64.96 in 1996. The 13% decrease in average monthly service revenue per customer resulted from a decrease in average revenue per minute of use from both local retail customers and inbound roamers. Also contributing was slower growth in inbound roaming minutes of use than in the Company's customer base. The
reclassification  of  customer   credits  reduced  average  monthly  service
revenue per customer by $3.50, or 6%, in 1997 and $2.29, or 3%, in 1996.

Although average monthly local minutes of use per retail customer decreased less than 1% to 105 in 1997 from 106 in 1996, the Company's increasing use of incentive programs that encourage weekend and off-peak usage, in order to stimulate overall usage, resulted in a larger decrease in average local retail revenue per minute of use during the year. Also contributing to the decline in average local retail revenue per minute of use are increased amounts of credits given to new and current customers as incentives to become or remain the Company's customers.

The Company believes that its customer base is growing faster than that of the industry as a whole, which has a dilutive effect on inbound roaming revenue per customer. Inbound roaming minutes of use have been growing at a slower rate than the Company's customer base (28% compared to 44%). Also, the Company's average inbound roaming revenue per minute of use decreased during 1997, in line with the ongoing trend toward reduced per minute prices for roaming negotiated between the Company and other cellular operators.

Local retail revenue increased $107.6 million, or 36%, in 1997. Growth in the Company's customer base was the primary reason for the increase in local revenue. The number of customers increased 44% to 1,357,000 at September 30,
1997 from  940,000 at  September  30, 1996.  The  Company  added   284,000
net  new  customers  in  the  first  nine  months of   1997   compared  to
232,000  in  1996.   While  the  percentage  increase  in  customer  additions
is  expected  to  be  lower  in  the  future,   management  anticipates  that
the Company will continue to increase its customer base over the next few years. The reclassification of customer credits reduced local retail revenue by $38.2 million, or 9%, in 1997 and $16.9 million, or 5%, in 1996.

Average monthly local retail revenue per customer declined to $37.30 in 1997 from $40.54 in 1996. Monthly local retail minutes of use per customer decreased less than 1% to 105 in 1997. While average minutes of use per customer remained relatively the same, average revenue per minute of use decreased as a result of the incentive programs stated previously. Average local retail revenue per minute totaled $.36 in 1997 compared to $.38 in 1996. The decrease in average
monthly    local   retail  revenue  per   customer  is  part  of  an
industry-wide trend. It reflects the Company's and the industry's continued penetration of the consumer market, which tends to include fewer peak business hour-usage customers and the effects of increasing competition in the industry. The reclassification of customer credits reduced average monthly local retail revenue per customer by $3.50, or 9%, in 1997 and $2.29, or 5%, in 1996.

Inbound roaming revenue increased $23.9 million, or 17%, in 1997. This increase was attributable to the 28% increase in the number of minutes used by customers from other wireless systems when roaming in the Company's service areas. Also contributing were the increased number of cell sites within the Company's service areas. These effects were offset somewhat by the decrease in average revenue per minute due to the downward trend in negotiated rates. Average inbound roaming revenue per minute totaled $.86 in 1997 and $.93 in 1996. Monthly inbound roaming revenue per Company customer averaged $14.97 in 1997 and $18.88 in 1996. This decrease is related to both the decrease in roaming revenue per minute and the faster increase in the Company's customer base as compared to the growth in inbound roaming minutes of use.

Long-distance revenue increased $6.5 million, or 17%, in 1997 as the volume of long-distance calls billed by the Company increased. Monthly long-distance revenue per customer averaged $4.19 in 1997 and $5.31 in 1996. The decrease in monthly long-distance revenue per customer is primarily due to the dilution of the portion of long-distance revenue that comes from inbound roaming customers. In a manner similar to inbound roaming revenue, this revenue is not growing as fast as the Company's customer base.

Equipment sales revenues increased $3.1 million, or 24%, in 1997. Equipment sales reflect the sale of 393,000 and 288,000 cellular telephone units in 1997 and 1996, respectively, plus installation and accessories revenue. The average revenue per unit was $40 in 1997 compared to $44 in 1996. The average revenue per unit decline partially reflects the Company's decision to reduce sales prices on cellular telephones to stimulate growth in the number of customers, to maintain its market position and to meet competitive prices as well as to pass through reduced manufacturers' prices to customers. Also, the Company uses promotions which are based on increased equipment discounting. The success of these promotions has led to both an increase in units sold and a decrease in average equipment sales revenue per unit.

Operating Expenses
------------------

Operating expenses totaled $523.6 million in 1997, up $105.2 million, or 25%, over 1996. As explained previously, operating expenses for 1996 have been reclassified to conform to current period presentation of customer incentive program credits. The reclassification of customer credits reduced operating expenses by $38.2 million, or 7%, in 1997 and $16.9 million, or 4%, in 1996.

System operations expenses increased $29.8 million, or 37%, in 1997 as a result of increases in customer usage expenses and costs associated with serving the Company's increased number of customers, which include the costs of roaming fraud, and the growing number of cell sites within the Company's systems. In total, system operations costs are expected to continue to increase as the number of customers using and the number of cell sites within the Company's systems grows.

Customer usage expenses represent charges from other telecommunications service providers for the Company's customers' use of their facilities as well as for the Company's inbound roaming traffic on these facilities. Also included are costs related to local interconnection to the landline network, toll charges and expenses incurred by the Company when its customers use systems other than their local systems ("outbound roaming"). These expenses are offset somewhat by amounts the Company bills to its customers for outbound roaming. Customer usage expenses increased $22.1 million, or 46%, in 1997. The increase in 1997 is primarily due to the increase in net outbound roaming expense, which has resulted from the Company offering its customers increasingly larger service footprints in which their calls are billed at local rates. In certain cases these service areas include other operators' service areas. The Company pays roaming rates to the other carriers for calls its customers make in these areas, while charging those customers a local rate which is usually lower than the roaming rate. Also contributing to the increase in 1997 were costs related to the increase in minutes used on the Company's systems, partially offset by the reduction in costs related to fraudulent use of the Company's customers' cellular telephone numbers. The Company continues to implement procedures in its markets to combat this fraud, which is primarily related to roaming usage. Customer usage expenses represented 11% of service revenues in 1997 and 10% in 1996. The percentage increase in 1997 is primarily due to the increase in net outbound roaming expense.

Maintenance, utility and cell site expenses increased $7.7 million, or 24%, in 1997, primarily reflecting a 23% increase in the number of cell sites in the Company's systems to 1,556 in 1997 from 1,270 in 1996.

Marketing and selling expenses increased $33.3 million, or 38%, in 1997. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent expenses; local advertising and public relations expenses. The increase was primarily due to a 32% rise in the number of gross customer activations (excluding acquisitions and divestitures), to 494,000 in 1997 from 373,000 in 1996. Cost per gross customer activation, including losses on equipment sales, decreased to $322 in 1997 from $331 in 1996. The reclassification of customer credits reduced cost per gross addition by $62, or 16%, in 1997 and $37, or 10%, in 1996; in total, the reclassification reduced marketing and selling expenses by $30.3 million, or 20%, in 1997 and $13.9 million, or 14%, in 1996.

Cost of equipment sold increased $5.8 million, or 12%, in 1997. The increase reflects the growth in unit sales related to the rise in gross customer activations made through the Company's direct and retail distribution channels, offset somewhat by falling manufacturer prices per unit. The average cost to the Company of a telephone unit sold, including accessories and installation, was $141 in 1997 compared to $172 in 1996.

General and administrative expenses increased $20.9 million, or 17%, in 1997. These expenses include the costs of operating the Company's local business offices and its corporate expenses. The increase includes the effects of increases in expenses required to serve the growing customer base in existing markets and an expansion of both local administrative office and corporate staff, necessitated by growth in the Company's business. The Company is using an ongoing clustering strategy to combine local operations wherever feasible in order to gain operational efficiencies and reduce its administrative expenses. The reclassification of customer credits reduced general and administrative expenses by $7.9 million, or 5%, in 1997 and $3.1 million, or 2%, in 1996.

Operating cash flow increased $51.0 million, or 33%, to $205.2 million in 1997. The improvement was primarily due to substantial growth in customers and service revenues and the effects of improved operational efficiencies on cash operating expenses. Operating cash flow margins were 33.2% in 1997 and 32.1% in 1996.

Depreciation expense increased $15.0 million, or 28%, in 1997. The increase reflects rising average fixed asset balances, which increased 29% in 1997. Increased fixed asset balances primarily result from the increase in cell sites built to improve coverage and capacity in the Company's markets.

Operating Income before Minority Share
--------------------------------------

Operating income before minority share totaled $110.5 million in 1997, an increase of $35.6 million, or 47%, over 1996. The operating income margin (as a percent of service revenues) was 17.9% in 1997 and 15.6% in 1996. The improvement in operating income and operating income margin reflects increased revenues resulting from growth in the number of customers served by the Company's systems and the effect of improved operational efficiencies on total operating expenses.

The Company expects service revenues to continue to grow during the remainder of 1997 and in 1998; however, management anticipates that average monthly revenue per customer will continue to decrease as local retail and inbound roaming revenue per minute of use decline. Additionally, the Company expects expenses to increase during the remainder of 1997 and in 1998 as it incurs costs associated with both customer growth and cell sites added.

Management believes there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Additionally, competitors licensed to provide personal communications services ("PCS") have initiated service in certain of the Company's markets over the past fifteen months. The Company expects PCS operators to complete initial deployment of PCS across all of the Company's markets by the end of 1998. The Company's management is monitoring these and other wireless communications providers' strategies to determine what effect this additional competition will have on the Company's future strategies and results. While the effects of additional wireless competition have slowed customer growth in certain of the Company's markets, the overall effect on the Company's operations to date has not been material.

Investment and Other Income
---------------------------

Investment and other income totaled $72.6 million in 1997, a decrease of $102.4 million, or 59%, from 1996. Gain on sale of cellular interests totaled $13.4 million in 1997, reflecting gains recorded on the sales of the Company's majority interest in one market partition and minority interests in two other markets. Gain on sale of cellular interests totaled $132.8 million in 1996, reflecting gains recorded on the sales of the Company's majority interests in eight markets and minority interests in two other markets, on cash received in an exchange of markets with another cellular operator and on cash received from the settlement of two separate legal matters.

Investment income was $60.5 million in 1997 compared to $36.4 million in 1996, a 66% increase. Investment income primarily represents the Company's share of net income from the markets managed by others that are accounted for by the equity method. Although investment income increased significantly in the nine months of 1997, future investment income may be negatively impacted by the completion of the exchange transaction with BellSouth Corporation ("BellSouth").
See "Financial Resources and Liquidity - Acquisitions and Divestitures" for further discussion of this transaction.

Interest and Income Taxes
-------------------------

Total interest expense increased $2.8 million, or 16%, in 1997. Interest expense in 1997 is primarily related to Liquid Yield Option Notes ("LYONs") ($11.4 million); borrowings under vendor financing agreements ($4.5 million); borrowings under the Revolving Credit Agreement with Telephone and Data Systems, Inc. ("TDS"), the Company's parent organization ($1.9 million); and the Company's 7.25% notes (the "Notes") issued during the third quarter of 1997 ($1.8 million). Interest expense in 1996 is primarily related to LYONs ($10.7 million) and borrowings under vendor financing agreements ($6.1 million).

In August 1997, the Company sold $250 million principal amount of 7.25% Notes under a shelf registration statement, priced to yield 7.33% to maturity. The Notes are unsecured and become due on August 15, 2007. Interest on the Notes is payable semi-annually on February 15 and August 15 of each year, commencing February 15, 1998. The Notes will be redeemable, in whole or in part, at the option of the Company at any time on or after August 15, 2004.

The LYONs are zero coupon convertible debentures which accrete interest at 6% annually, but do not require current cash payments of interest. All accreted interest is added to the outstanding principal balance on June 15 and December 15 of each year. All borrowings under the vendor financing agreements were repaid in August 1997 with a portion of the proceeds from the Notes offering. Borrowings under the Revolving Credit Agreement with TDS were outstanding from April 1997 through August 1997, at which time all outstanding amounts were repaid with a portion of the proceeds from the Notes offering.

Income tax expense was $66.1 million in 1997 and $105.2 million in 1996. In 1997, $6.3 million of income tax expense related to the gains on sales of cellular interests compared to $66.4 million in 1996. The effective tax rates were 43% in 1997 and 47% in 1996. The decrease in 1997's effective tax rate is primarily due to the decrease in gains on sales of cellular interests from 1996; taxes on these gains are generally higher than taxes on income from operations. In both 1997 and 1996, state income taxes and gains on sales of cellular interests increased the effective rate above the statutory federal income tax rate.

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

Net Income
----------

Net income totaled $86.4 million in 1997 compared to $118.6 million in 1996. Earnings per share was $1.00 in 1997 and $1.38 in 1996. Net income and earnings per share in both years included gains on the sales of cellular interests. See Page 4 for a summary of the after-tax effects of gains on net income and earnings per share.

Three Months Ended 9/30/97 Compared to Three Months Ended 9/30/96
-----------------------------------------------------------------

Operating revenues totaled $232.0 million in the third quarter of 1997, up $51.7 million, or 29%, over 1996. Average monthly service revenue per customer decreased 12% to $57.56 in the third quarter of 1997 compared to $65.15 in the same period of 1996 for reasons generally the same as the first nine months of 1997. The reclassification of customer credits reduced service revenues by $13.7 million, or 6%, in 1997 and $7.4 million, or 4%, in 1996.

Revenues from local customers' usage of the Company's systems increased $39.0 million, or 36%, in 1997 primarily due to the increased number of customers served. Average monthly local retail minutes of use per customer totaled 105 in the third quarter of 1997 compared to 112 in 1996. Also, as the number of customers and amount of revenue earned continued to grow, average revenue per minute of use continued to decline. As a result, average monthly local retail revenue per customer declined 7% to $37.48 in the third quarter of 1997 compared to $40.11 in 1996.

Inbound roaming revenue increased $8.7 million, or 17%, in 1997 due to the increased number of other wireless operators' customers using the Company's systems and the growth in the number of cell sites within those systems. Monthly inbound roaming revenue per customer averaged $15.52 in 1997 compared to $19.35 in 1996.

Long-distance revenue increased $2.8 million, or 19%, in 1997 as the volume of long-distance calls billed by the Company increased. Monthly long-distance revenue per customer averaged $4.47 in 1997 and $5.45 in 1996.

Equipment sales revenue reflects sales of 142,000 cellular telephones in 1997 compared to 111,000 in 1996. The average revenue per unit sold was $40 in 1997 and $39 in 1996.

Operating expenses totaled $187.0 million in the third quarter of 1997, up $39.9
million,  or 27%,  over 1996.  The  reclassification  of  customer    credits
reduced operating expenses by $13.7 million, or 7%, in 1997 and $7.4 million, or 5%, in 1996.

System operations expenses increased $12.9 million, or 47%, in 1997 as a result of increased customer usage expenses and costs associated with maintaining 23% more cell sites than in 1996. Customer usage expenses were $26.6 million in 1997 compared to $16.4 million in 1996. Maintenance, utility and cell site expenses were $13.7 million in 1997 compared to $10.9 million in 1996.

Marketing and selling expenses increased $11.3 million, or 36%, in 1997. The increase was primarily due to a 30% increase in the number of gross customer activations (excluding acquisitions and divestitures) to 173,000 in 1997 from 133,000 in 1996. Cost per gross customer activation was $328 in 1997 and $341 in 1996. The reclassification of customer credits reduced marketing and selling expenses by $10.9 million, or 20%, in 1997 and $6.1 million, or 16%, in 1996.

Cost of equipment sold increased $1.5 million, or 8%, in 1997. The increase reflects a rise in the number of cellular telephones sold in 1997, partially offset by a decrease in average cost per telephone sold.

General and administrative expenses increased $8.6 million, or 20%, in 1997, primarily related to the increase in customers served. The reclassification of
customer   credits  reduced  general  and  administrative  expenses by $2.8 million, or 5%, in 1997 and $1.3 million, or 3%, in 1996.

Operating cash flow increased $17.4 million, or 29%, to $78.0 million in 1997, and operating cash flow margins totaled 34.5% in 1997 and 34.4% in 1996.

Depreciation expense increased $5.9 million, or 32%, in 1997, reflecting a 31% increase in average fixed asset balances.

Operating income before minority share totaled $44.9 million in 1997 compared to $33.1 million in 1996, a 36% increase. The operating income margin improved to 19.9% in 1997 from 18.8% in 1996. The improvement in operating income and operating income margin was primarily the result of increased revenues and improved operational efficiencies.

Investment income increased $10.0 million, or 71%, in 1997 due to improved results in markets managed by others accounted for by the equity method. Gain on sale of cellular and other investments totaled $5.2 million in 1997 and $7.8 million in 1996. Total interest expense increased $2.4 million, or 41%, in 1997. Interest expense in 1997 is primarily related to LYONs ($3.9 million), borrowings under vendor financing agreements ($1.0 million), borrowings under the Revolving Credit Agreement with TDS ($935,000) and the Notes ($1.8 million). Interest expense in 1996 is primarily related to LYONs ($3.6 million) and borrowings under vendor financing agreements ($2.0 million). Income tax expense totaled $26.7 million in 1997 and $23.2 million in 1996. In 1997, $1.0 million of income tax expense related to gains on sales of cellular interests compared to $5.6 million in 1996.

Net income totaled $36.2 million in 1997 compared to $26.1 million in 1996. Both net income and earnings per share in 1997 reflect improved operating results and investment income, partially offset by increased interest expense and a reduction in gains on the sales of cellular interests. A summary of the after-tax effect of these gains on net income and earnings per share is shown below.

                                                          Three Months Ended
                                                             September  30,
                                                       -------------------------
                                                           1997          1996
                                                       ----------    ----------
                                                        (Dollars in thousands,
                                                       except per share amounts)

   Net income before after-tax effects of gains        $   32,014    $  23,899
   Add: After-tax effects of gains                          4,208        2,241
                                                       ----------    ---------
   Net income as reported                              $   36,222    $  26,140
                                                       ==========    =========

   Earnings per share before after-tax
       effects of gains                                $      .37    $     .28
   Add: After-tax effects of gains                            .05          .02
                                                       ----------    ---------
   Earnings per share as reported                      $      .42    $     .30
                                                       ==========    =========

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

Cash flows from operating activities provided $183.6 million in 1997 and $126.3 million in 1996. Operating cash flow provided $205.2 million in 1997 and $154.2 million in 1996. Cash flows from other operating activities (investment and other income, interest expense, changes in working capital and changes in other assets and liabilities) required cash investments totaling $21.6 million in 1997 and $27.9 million in 1996.

Cash flows from financing activities provided $140.8 million in 1997 and required $6.3 million in 1996. In August 1997, the Notes offering provided $247.0 million of cash. A portion of the proceeds from the Notes offering was used to repay all outstanding borrowings under the Revolving Credit Agreement with TDS and under vendor financing agreements, aggregating $160.5 million. Repayments of borrowings under the vendor financing agreements earlier in 1997 totaled $13.7 million. In 1996, issuances of USM Common Shares, primarily to TDS, provided $9.8 million while repayments of debt under the vendor financing agreements required $15.8 million.

Cash flows from investing activities required $218.3 million in 1997 and $93.1 million in 1996. The Company received net cash proceeds totaling $32.9 million in 1997 and $193.6 million in 1996 related to the sales and exchanges of cellular interests. Cash distributions from cellular entities in which the Company has an interest provided $40.0 million in 1997 and $14.9 million in 1996. Cash required for property, plant and equipment and system development expenditures totaled $248.0 million in 1997, financed primarily with internally generated cash and the proceeds of the Notes offering, and $172.9 million in 1996, financed primarily with internally generated funds and proceeds from the sales of cellular interests. These expenditures primarily represent the construction of 234 and 184 cell sites, respectively, plus other plant additions and costs related to the development of the Company's office systems. Acquisitions required $39.2 million in 1997 and $112.1 million in 1996.

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

In the first nine months of 1997, the Company purchased a majority interest in one market and several minority interests, representing 327,000 pops. The total consideration paid in these transactions was $48.7 million in cash.

In the first nine months of 1996, the Company purchased a majority interest in one market and several minority interests, representing 971,000 pops, and received a majority interest in another market through an exchange with another cellular operator. The total consideration paid for these purchases, primarily in the form of USM Common Shares issued to TDS to reimburse TDS for the value of TDS Common Shares issued to third parties, was $153.9 million.

In the first nine months of 1997, the Company sold a majority interest in one market partition and minority interests in two other markets, representing 183,000 pops. The Company received consideration consisting of cash and receivables totaling $34.5 million from these sales. The two minority interests involved interests the Company had previously acquired from TDS pursuant to an agreement between the two companies signed in June 1996. In the aggregate, the Company recorded a substantial book gain on the divestitures of the interests acquired from TDS.

In the first nine months of 1996, the Company sold majority interests in eight markets and one market partition, plus minority interests in two other markets, representing 1.1 million pops, and divested a controlling interest in another market through an exchange with another cellular operator. The Company received consideration, consisting of cash and receivables, totaling $187.8 million both from these sales and from the exchange. The Company also settled two separate legal matters during the first nine months of 1996, receiving $30.3 million from those transactions. In total, sales, exchanges and litigation settlements provided the Company with cash and receivables totaling $218.1 million in the first nine months of 1996.

At September 30, 1997, the Company had entered into an agreement to acquire a majority interest in one market, representing 202,000 pops, for consideration totaling $32.5 million. The consideration paid to the sellers will be approximately 759,000 TDS Common Shares; USM will reimburse TDS for the value of these shares by issuing approximately 996,000 shares to TDS when the transaction is completed. The Company also has an agreement pending to divest a majority interest in the wireline licensee in one market, representing 174,000 pops, for $20.0 million in cash. Pursuant to a waiver received from the Federal Communications Commission, the Company owned both wireline and nonwireline licensees in this market as of the completion of the transaction with BellSouth, described below, and will continue to do so until the divestiture of the wireline license is completed. These acquisition and divestiture transactions are both expected to be completed by year-end.

In October 1997, the Company completed the exchange with BellSouth it had announced earlier in 1997. Pursuant to the exchange, the Company received majority interests in 12 markets adjacent to its Iowa and Wisconsin/Illinois clusters. In exchange, the Company divested its majority interests in 10 markets and minority interests in nine markets and paid a net amount of $87 million in cash ($103 million paid in October less $16 million received in September). Certain aspects of this transaction are taxable; the amount of these taxes will be determined by year-end and will be paid in the first quarter of 1998. No book
gain or loss will be recorded on the transaction which  is   being   treated
as  a  like-kind  exchange.    The  Company  received  majority  interests
representing   approximately  4.0 million  pops  in  the  transaction,  and divested majority interests representing 2.0 million pops and minority interests representing approximately 1.1 million pops.

The Company expects that this transaction will have a net positive effect on its operating cash flow after the transition of operators is complete, which is expected to occur in the next 12 to 18 months. As it includes the divestiture of significant investment interests in exchange for majority interests, the transaction may also significantly reduce investment income in the future.

Liquidity
---------

The Company anticipates that the aggregate resources required for the remainder of 1997 will include approximately $52 million for capital spending and approximately $103 million to complete the transaction with BellSouth. The Company is generating substantial cash from its operations and anticipates financing its capital spending for the remainder of 1997 primarily with internally generated cash and its financing facilities. The Company had $121 million of cash and cash equivalents at September 30, 1997 and expects to receive approximately $20 million from pending divestitures during the remainder of 1997.

Additionally, in August 1997 the Company established a $500 million revolving credit facility with a group of banks. This seven-year facility replaces the Company's Revolving Credit Agreement with TDS. No borrowings have been made under the new credit facility to date.

The Company filed a shelf registration statement in July 1997 covering $400 million of debt securities, and in August 1997 sold $250 million of Notes under such shelf registration statement. The remaining $150 million is available for future borrowings.

Management believes that the Company's operating cash flows and sources of external financing, including the revolving credit facility and shelf registration mentioned previously, provide substantial financial flexibility for the Company to meet both its short and long-term needs. The Company also currently has access to public and private capital markets to help meet its long-term financing needs. The Company anticipates issuing debt and equity securities only when capital requirements (including acquisitions), financial market conditions and other factors warrant.

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

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                    Unaudited
                                    ---------


                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                     -------------------- --------------------
                                        1997       1996     1997        1996
                                     ---------  --------- ---------  ---------
                                               (Dollars in thousands,
                                              except per share amounts)
OPERATING REVENUES
    Service                          $ 226,230  $ 175,894  $ 618,209  $ 480,541
    Equipment sales                      5,729      4,325     15,913     12,790
                                     ---------  ---------  ---------  ---------
        Total Operating Revenues       231,959    180,219    634,122    493,331
                                     ---------  ---------  ---------  ---------
OPERATING EXPENSES
    System operations                   40,268     27,339    109,545     79,728
    Marketing and selling               42,729     31,384    119,728     86,455
    Cost of equipment sold              19,716     18,241     55,473     49,631
    General and administrative          51,285     42,696    144,224    123,364
    Depreciation                        24,504     18,631     68,735     53,691
    Amortization of intangibles          8,545      8,834     25,906     25,525
                                     ---------  ---------  ---------  ---------
        Total Operating Expenses       187,047    147,125    523,611    418,394
                                     ---------  ---------  ---------  ---------
OPERATING INCOME BEFORE
  MINORITY SHARE                        44,912     33,094    110,511     74,937
Minority share of operating income      (3,023)    (3,195)   (10,271)    (8,616)
                                     ---------  ---------  ---------  ---------

OPERATING INCOME                        41,889     29,899    100,240     66,321
                                     ---------  ---------  ---------  ---------
INVESTMENT AND OTHER INCOME
    Investment income                   24,114     14,073     60,537     36,401
    Amortization of licenses
      related to investments              (535)      (280)    (1,603)      (854)
    Interest income                      1,629      3,374      3,212      7,644
    Other income (expense), net         (1,250)       198     (3,032)    (1,069)
    Gain on sale of cellular and
      other investments                  5,208      7,797     13,445    132,793
                                     ---------  ---------  ---------  ---------
   Total Investment and Other Income    29,166     25,162     72,559    174,915
                                     ---------  ---------  ---------  ---------
INCOME BEFORE INTEREST
  AND INCOME TAXES                      71,055     55,061    172,799    241,236
    Interest expense - affiliate           934         --      1,948         --
    Interest expense - other             7,180      5,741     18,347     17,496
                                     ---------  ---------  ---------  ---------
        Total Interest Expense           8,114      5,741     20,295     17,496
                                     =========  =========  =========  =========

INCOME BEFORE INCOME TAXES              62,941     49,320    152,504    223,740
Income tax expense                      26,719     23,180     66,122    105,158
                                     ---------  ---------  ---------  ---------
NET INCOME                           $  36,222  $  26,140  $  86,382  $ 118,582
                                     =========  =========  =========  =========
WEIGHTED AVERAGE COMMON
    AND SERIES A COMMON
      SHARES (000s)                     86,260     86,158     86,228     86,002
PRIMARY EARNINGS PER COMMON
     AND SERIES A  COMMON SHARE      $     .42  $     .30  $    1.00  $    1.38
                                     =========  =========  =========  =========


                     The accompanying notes to consolidated
                    financial statements are an integral part
                              of these statements.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                    Unaudited
                                    ---------
                                                             Nine Months Ended
                                                               September 30,
                                                         ----------------------
                                                            1997        1996
                                                         ----------  ----------
                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $   86,382 $  118,582
   Add (Deduct) adjustments to reconcile net income
      to net cash provided by operating activities
        Depreciation and amortization                         94,641     79,216
        Investment income                                    (60,537)   (36,401)
        Gain on sale of cellular and other investments       (13,445)  (132,793)
        Minority share of operating income                    10,271      8,616
        Other noncash expense                                 18,123     15,371
        Change in accounts receivable                        (21,510)   (17,080)
        Change in accounts payable                            16,008     (9,365)
        Change in accrued interest                             1,971        113
        Change in accrued taxes                               25,384     47,206
        Change in deferred taxes                              21,053     42,604
        Change in unearned revenue                             3,646      3,577
        Change in other assets and liabilities                 1,649      6,668
                                                          ----------  ---------
                                                             183,636    126,314
                                                          ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Change in 7.25% notes                                     246,985         --
   Vendor financing borrowings                                    --      3,922
   Repayment of vendor financing                            (103,802)   (15,752)
   Borrowings from Revolving Credit Agreement - TDS           70,444         --
   Repayment of Revolving Credit Agreement - TDS             (70,444)        --
   Common Shares issued                                        1,971      9,784
   Capital (distributions) to minority partners               (4,310)    (4,302)
                                                          ----------  ---------
                                                             140,844     (6,348)
                                                          ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment               (219,311)  (156,387)
   System development costs                                  (28,646)   (16,528)
   Investments in and advances to investment entities           (497)   (16,709)
   Distributions from investment entities                     40,029     14,922
   Proceeds from sale of cellular and other investments       32,866    193,625
   Acquisitions, excluding cash acquired                     (39,169)  (112,071)
   Other investments                                          (1,896)        --
   Change in temporary cash and marketable
      non-equity securities                                   (1,675)        --
                                                          ----------  ---------
                                                            (218,299)   (93,148)
                                                          ----------  ---------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                          106,181     26,818

CASH AND CASH EQUIVALENTS-
   Beginning of period                                        14,377     38,404

                                                          ----------  ---------
   End of period                                          $  120,558  $  65,222
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
                                     ------


                                                (Unaudited)
                                               September 30,     December 31,
                                                   1997               1996
                                              ---------------    ------------
                                                     (Dollars in thousands)
CURRENT ASSETS
   Cash and cash equivalents
      General funds                           $      15,464      $        802
      Affiliated cash equivalents                   105,094            13,575
                                              -------------      ------------
                                                    120,558            14,377
   Temporary cash investments                           336                --
   Accounts receivable
      Customers, net of allowance                    71,305            58,034
      Roaming                                        37,469            29,742
      Affiliates                                        126               607
      Other                                           8,624             7,568
   Inventory                                          8,648            11,893
   Prepaid and other current assets                   9,587             6,398
                                              -------------      ------------
                                                    256,653           128,619
                                              -------------      ------------
PROPERTY, PLANT AND EQUIPMENT
   In service and under construction              1,044,988           846,005
   Less accumulated depreciation                    252,709           195,251
                                              -------------      ------------
                                                    792,279           650,754
                                              -------------      ------------
INVESTMENTS
   Licenses, net of accumulated amortization      1,052,490         1,044,141
   Cellular entities                                208,772           186,791
   Notes and interest receivable                     13,828            14,943
   Marketable non-equity securities                   1,339                --
                                              -------------      ------------
                                                  1,276,429         1,245,875
                                              -------------      ------------
DEFERRED CHARGES
   System development costs,
      net of accumulated amortization                67,694            44,319
   Other, net of accumulated amortization            19,150            16,332
                                              -------------      ------------
                                                     86,844            60,651
                                              -------------      ------------
   Total Assets                               $   2,412,205      $  2,085,899
                                              =============      ============

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
                      ------------------------------------


                                               (Unaudited)
                                              September 30,      December 31,
                                                  1997               1996
                                              -------------      -------------
                                                     (Dollars in thousands)
CURRENT LIABILITIES
   Current portion of long-term debt          $          --      $      23,065
   Notes payable                                      1,375              1,375
   Accounts payable
      Affiliates                                      2,466              2,729
      Other                                          83,379             66,638
   Accrued taxes                                     44,384             18,781
   Accrued interest                                   2,175                204
   Customer deposits and deferred revenues           20,057             16,410
   Other current liabilities                         15,282             17,252
                                              -------------      -------------
                                                    169,118            146,454
                                              -------------      -------------

LONG-TERM DEBT
   6% zero coupon convertible debentures            261,465            250,107
   7.25% notes                                      250,000                 --
   Vendor financing, excluding current
         portion                                         --             80,589
                                              -------------      -------------
                                                    511,465            330,696
                                              -------------      -------------

DEFERRED LIABILITIES AND CREDITS
   Net deferred income tax liability                 99,765             78,833
   Other                                              5,534              2,444
                                              -------------      -------------
                                                    105,299             81,277
                                              -------------      -------------
MINORITY INTEREST                                    55,177             51,270
                                              -------------      -------------

COMMON SHAREHOLDERS' EQUITY
   Common Shares, par value $1 per share             53,218             53,117
   Series A Common Shares, par value $1
     per share                                       33,006             33,006
   Additional paid-in capital                     1,253,527          1,245,066
   Retained earnings                                231,395            145,013
                                              -------------      -------------
                                                  1,571,146          1,476,202
                                              -------------      -------------
Total Liabilities and Shareholders' Equity    $   2,412,205      $   2,085,899
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

      The accompanying unaudited consolidated financial statements contain the following: all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996; the results of operations for the nine months and three months ended September 30, 1997 and 1996; and cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the nine months ended September 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

2. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation which nets certain customer promotional and retention expenses against service revenues.

3. Primary earnings per Common and Series A Common Share for the nine months ended September 30, 1997 and 1996, was computed by dividing Net Income by the weighted average number of Common Shares, Series A Common Shares and dilutive common equivalent shares outstanding during the period. Dilutive common stock equivalents at September 30, 1997 and 1996, consist primarily of dilutive Common Shares issuable, Redeemable Preferred Stock and Common Share options, and stock appreciation rights.

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in March 1997 which will become effective in December 1997. Earnings per share would not change significantly if SFAS No. 128 had been in effect as of January 1, 1996.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4. Assuming that acquisitions accounted for as purchases during the period January 1, 1996, to September 30, 1997, had taken place on January 1, 1996, pro forma results of operations would have been as follows:

                                                          Nine Months Ended
                                                            September 30,
                                                     -------------------------
                                                         1997           1996
                                                     -----------    -----------
                                                       (Dollars in thousands,
                                                      except per share amounts)

      Service Revenues                               $  618,209     $  481,145
      Equipment Sales                                    15,913         12,797
      Interest Expense
         (including cost to finance acquisitions)        21,346         20,132
      Net Income                                         85,632        119,741
      Earnings per Common and Series A Common Share  $      .99     $     1.39


5.     Supplemental Cash Flow Information

       The Company acquired certain cellular licenses and interests during the first nine months of 1997 and 1996. In conjunction with these acquisitions, the following assets were acquired, liabilities assumed and Common Shares issued.

                                                           Nine Months Ended
                                                             September 30,
                                                      ------------------------
                                                           1997        1996
                                                      ----------    ----------
                                                        (Dollars in thousands)

        Property, plant and equipment                 $       --    $    7,069
        Cellular licenses                                 37,258        88,006
        Increase (Decrease) in equity-method
           investment in cellular interests                   --        13,971
        Accounts receivable                                   --         1,332
        Revolving Credit Agreement - TDS                      --            --
        Accounts payable                                      --        (1,106)
        Other assets and liabilities,
           excluding cash acquired                         1,911          (463)
        Common Shares issued and issuable                     --         3,262
                                                      ----------    ----------
        Decrease in cash due to acquisitions          $   39,169    $  112,071
                                                      ==========    ==========

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




The following summarizes certain noncash transactions and interest and income taxes paid.

                                                          Nine Months Ended
                                                             September 30,
                                                      ------------------------
                                                          1997          1996
                                                      ----------    ----------
                                                        (Dollars in thousands)

        Interest paid                                 $    6,431    $    5,142
        Income taxes paid                                 24,840        21,409
        Non-cash interest expense                         11,506        11,952
        Common Shares issued by USM for conversion
           of USM Preferred Stock and
             TDS Preferred Shares                     $      --     $   18,450

6.      Debt Securities

        The Company filed a shelf Registration Statement on Form S-3 in July 1997 for the sale of up to $400 million of unsecured debt. The Company issued $250 million of 7.25% Notes due August 15, 2007 (the "Notes") under the shelf registration in August 1997. The Company used a portion of the net proceeds from the sale of the Notes of approximately $247.0 million to repay $70.4 million of variable-rate borrowings under the Revolving Credit Agreement with USM's parent organization, Telephone and Data Systems, Inc. (AMEX: TDS) as well as $90.1 million principal amount of variable-rate borrowings under a vendor financing agreement. The remaining net proceeds were used for general corporate purposes.

7.      Contingencies

        The Company owns a 5.5% interest in the Los Angeles SMSA Limited Partnership (the "Partnership"). In November 1993, a class action complaint was filed on behalf of cellular customers in Orange County Superior Court naming, among others, the Partnership. These complaints allege certain facts, including a similarity in the pricing structures of the two defendant cellular carriers, which plaintiffs contend are circumstantial evidence that the Partnership and Los Angeles Cellular Telephone Company conspired to fix the prices of retail and wholesale cellular radio services in the Los Angeles market. The complaint seeks damages for the class "in a sum in excess of $100 million." The case was settled in July 1997 before reaching trial. The Partnership agreed to give subscribers $90 million worth of free service and discounted merchandise to settle the complaint.

        For further discussion of this contingency, see Note 14 of Notes to Consolidated Financial Statements included in the Company's Report on Form 10-K for the year ended December 31, 1996.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





8.      Subsequent Events

        In October 1997, the Company completed the exchange with BellSouth it had announced earlier in 1997. Pursuant to the exchange, the Company received majority interests in 12 markets adjacent to its Iowa and Wisconsin/Illinois clusters. In exchange, the Company divested its majority interests in 10 markets and minority interests in nine markets and paid a net amount of $87 million in cash ($103 million paid in October less $16 million received in September). Certain aspects of this transaction are taxable; the amount of these taxes will be determined by year-end and will be paid in the first quarter of 1998. No book gain or loss will be recorded on the transaction.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 5.  Other Information
--------------------------

         On November 3, 1997, the Company announced the completion of an exchange transaction with BellSouth Corporation, pursuant to agreements entered into in February 1997. The new release issued to announce this is attached as Exhibit 99.1.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a)      Exhibits:

         Exhibit 3 - Restated By-laws.

         Exhibit 4 - Revolving Credit Agreement, dated August 19, 1997, among United States Cellular Corporation and BankBoston N.A. and Toronto Dominion (Texas), Inc., as agents (except for exhibits and schedules which will be supplied supplementally to the commission upon request).

         Exhibit 11 - Computation of earnings per common share.

         Exhibit 12 - Statement regarding computation of ratios.

         Exhibit 27 - Financial Data Schedule.

         Exhibit 99.1 - News release dated November 3, 1997.

(b)      Reports on Form 8-K filed during the quarter ended September 30, 1997:

         On September 5, 1997, the Company filed a Current Report on Form 8-K for the purposes of filing certain documents as exhibits relating to the August 26, 1997 sale of the Company's $250,000,000 principal amount of 7.25% Notes due August 15, 2007.

         No other reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              UNITED STATES CELLULAR CORPORATION
                                              ----------------------------------
                                                         (Registrant)





Date    November 13,  1997                         H. DONALD NELSON
     -----------------------                    -----------------------------
                                                H. Donald Nelson
                                                President
                                                (Chief Executive Officer)


Date    November 13, 1997                          KENNETH R. MEYERS
     -----------------------                    -----------------------------
                                                Kenneth R. Meyers
                                                Senior Vice President-Finance
                                                   and Treasurer
                                                (Chief Financial Officer)


Date    November 13, 1997                          PHILLIP A. LORENZINI
     -----------------------                    ------------------------------
                                                Phillip A. Lorenzini
                                                Controller
                                                (Principal Accounting Officer)