Form 10-K
period 1997-12-31
UNITED STATES CELLULAR CORP
filed 1998-03-27
CIK 821130

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
       /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                          OR
       / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                             COMMISSION FILE NUMBER 1-9712

--------------------------------------------------------------------------------
                       UNITED STATES CELLULAR CORPORATION
             (Exact name of Registrant as specified in its charter)
--------------------------------------------------------------------------------

            DELAWARE                         62-1147325
--------------------------------  --------------------------------
(State or other jurisdiction of     (IRS Employer Identification
 incorporation or organization)                 No.)

            8410 WEST BRYN MAWR, SUITE 700, CHICAGO, ILLINOIS 60631
              (Address of principal executive offices) (Zip code)

                 REGISTRANT'S TELEPHONE NUMBER: (773) 399-8900

          Securities registered pursuant to Section 12(b) of the Act:

                                 Name of each exchange on
     Title of each class             which registered
-----------------------------  -----------------------------
 Common Shares, $1 par value      American Stock Exchange
     Liquid Yield Option          American Stock Exchange
       Notes Due 2015

        Securities registered pursuant to Section 12(g) of the Act: None
                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes __X__  No ______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

    As of February 27, 1998, the aggregate market value of registrant's Common Shares held by nonaffiliates was approximately $487.6 million (based upon the closing price of the Common Shares on February 27, 1998, of $30.13, as reported by the American Stock Exchange).

    The number of shares outstanding of each of the registrant's classes of common stock, as of February 27, 1998, is 54,232,305 Common Shares, $1 par value, and 33,005,877 Series A Common Shares, $1 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Those sections or portions of the registrant's 1997 Annual Report to Shareholders and of the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held May 13, 1998, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Parts II and III of this report.

--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                   PAGE NUMBER
                                                                 OR REFERENCE(1)
                                                                 ---------------
Item  1.  Business.............................................           3
Item  2.  Properties...........................................          23
Item  3.  Legal Proceedings....................................          23
Item  4.  Submission of Matters to a Vote of Security
            Holders............................................          23
Item  5.  Market for Registrant's Common Equity and Related
            Stockholder Matters................................          24     (2)
Item  6.  Selected Financial Data..............................          24     (3)
Item  7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations................          24     (4)
Item 7a.  Quantitative and Qualitative Disclosures About Market
            Risk...............................................          24
Item  8.  Financial Statements and Supplementary Data..........          24     (5)
Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure................          24
Item 10.  Directors and Executive Officers of the Registrant...          25     (6)
Item 11.  Executive Compensation...............................          25     (7)
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management.........................................          25     (8)
Item 13.  Certain Relationships and Related Transactions.......          25     (9)
Item 14.  Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K........................................          26

---------

(1) Parenthetical references are to information incorporated by reference from
    Exhibit 13, which includes portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1997 ("Annual Report") and from the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held on May 13, 1998 (the "Proxy Statement").

(2) Annual Report section entitled "United States Cellular Stock and Dividend Information."

(3) Annual Report section entitled "Selected Consolidated Financial Data."

(4) Annual Report section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition."

(5) Annual Report sections entitled "Consolidated Quarterly Income Information (Unaudited)," "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Changes in Common Shareholders' Equity," "Notes to Consolidated Financial Statements" and "Report of Independent Public Accountants."

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

--------------------------------------------------------------------------------

UNITED STATES CELLULAR CORPORATION
8410 WEST BRYN MAWR    -   CHICAGO, ILLINOIS 60631
TELEPHONE (773) 399-8900

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

THE COMPANY

    United States Cellular Corporation (the "Company") provides cellular telephone service to 1,710,000 customers through 134 majority-owned and managed ("consolidated") cellular systems serving approximately 16% of the geography and approximately 9% of the population of the United States. Since 1985, when the Company began providing cellular service in Knoxville, Tennessee, the Company has expanded its cellular networks and customer service operations to cover 143 markets in 26 states as of December 31, 1997. In total, the Company now operates eight market clusters, of which four have a total population of more than two million, and each of which has a total population of more than one million. Overall, 86% of the Company's 26.2 million population equivalents are in markets which are consolidated, 2% are in managed but not consolidated markets and 12% are in markets in which the Company holds an investment interest.

    The Company is the eighth largest cellular telephone company in the United States, based on the aggregate number of population equivalents it owns. The Company's corporate development strategy is to operate controlling interests in cellular market licensees in areas adjacent to or in proximity to its other markets, thereby building clusters of operating markets. Customers benefit from larger service areas such as these, which provide longer uninterrupted service and the ability to make outgoing calls and receive incoming calls within the designated area without special roaming arrangements. In addition, the Company anticipates that clustering will continue to provide the Company certain economies in its capital and operating costs. As the number of opportunities for outright acquisitions has decreased in recent years, and as the Company's clusters have grown, the Company's focus has shifted toward exchanges and divestitures of managed and investment interests which are considered less essential to the Company's clustering strategy.

    The following table summarizes the status of the Company's interests in cellular markets at December 31, 1997.

Owns Majority Interest and Manages....................................        134
Owns Minority Interest and Manages....................................          9
                                                                              ---
Total Markets Managed by the Company..................................        143
Markets Managed by Others (1).........................................         49
                                                                              ---
Total Markets.........................................................        192
                                                                              ---
                                                                              ---

------------

(1) Represents markets in which the Company owns a minority or other noncontrolling interest and which are managed by third parties; as of December 31, 1997, the Company accounted for its interests in 42 of these markets using the equity method and accounted for the remaining seven markets using the cost method.

    Cellular systems in the Company's 134 majority-owned and managed markets served 1,710,000 customers at December 31, 1997, and contained 1,748 cell sites. The average penetration rate in the Company's consolidated markets was 7.11% at December 31, 1997, and the churn rate in all consolidated markets averaged 1.9% per month for the twelve months ended December 31, 1997.

    The Company was incorporated in Delaware in 1983. The Company's executive offices are located at 8410 West Bryn Mawr, Chicago, Illinois 60631. Its telephone number is 773-399-8900. The Common Shares of the Company are listed on the American Stock Exchange under the symbol "USM." The Company's Liquid Yield Option Notes ("LYONs") are also listed on the American Stock Exchange.

    Unless the context indicates otherwise: (i) references to the "Company" refer to United States Cellular Corporation and its subsidiaries; (ii) references to "TDS" refer to Telephone and Data Systems, Inc. and its subsidiaries; (iii) references to "MSA" or to a particular city refer to the Metropolitan Statistical Area, as designated by the U.S. Office of Management and Budget and used by the Federal Communications Commission ("FCC") in designating metropolitan cellular market areas; (iv) references to "RSA" refer to the Rural Service Area, as used by the FCC in designating non-MSA cellular market areas; (v) references to cellular "markets" or "systems" refer to MSAs, RSAs or both; (vi) references to "population equivalents" mean the population of a market, based on 1997 Claritas estimates, multiplied by the percentage interests that the Company owns or has the right to acquire in an entity licensed, designated to receive a license or expected to receive a construction permit ("licensee") from the FCC to construct or operate a cellular system in such market.

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

PROPOSED TDS CORPORATE RESTRUCTURING

    In December 1997, the Company received a proposal from TDS to acquire all of the issued and outstanding Common Shares of the Company not already owned by TDS (the "Merger"). The offer was made in connection with, and is subject to TDS shareholder approval of and the effectiveness of, TDS's proposed corporate restructuring. The Board of Directors of TDS (the "TDS Board") has adopted a proposal which, if approved by TDS shareholders and implemented by the TDS Board, would authorize the TDS Board to issue three new classes of common stock and change the state of incorporation of TDS from Iowa to Delaware (the "Tracking Stock Proposal"). The three new classes of stock are intended to separately reflect the performance of TDS's cellular telephone, landline telephone and personal communications services businesses ("Tracking Stocks").

    Under the Tracking Stock Proposal, one of the three new classes of common stock created by TDS would be designated as United States Cellular Group Common Shares (the "Cellular Group Shares"). The Cellular Group Shares, when issued, are intended to reflect the separate performance of the United States Cellular Group (the "Cellular Group"), which consists of TDS's interest in United States Cellular Corporation.

    Subject to the approval of the Tracking Stock Proposal by shareholders, TDS intends to, among other things, issue Cellular Group Shares in exchange for all of the Common Shares of the Company which are not currently owned by TDS, subject to approval by the Company's Board of Directors and shareholders.

    In January 1998, the Company's Board of Directors created a special committee of the Board (the "Special Committee") to review the proposal from TDS. The Special Committee, consisting of one independent director of the Company, has engaged a financial advisor and legal advisor to assist in reviewing the proposal. The Special Committee will consider how the Company should respond to the TDS proposal, take the steps it deems appropriate to respond to the TDS proposal and, at such time as it considers it appropriate, report its recommendations to the Company's Board of Directors.

    Subsequent to shareholder approval of the Tracking Stock Proposal, TDS intends to terminate certain intercompany agreements between TDS and the Company. Thereafter, some or all of the policies between TDS and the Company would be determined solely by methods that management believes to be reasonable. Many of such policies would continue the arrangements which presently exist between TDS and the Company pursuant to the intercompany agreements, but TDS would have no contractual obligation to continue such policies after the intercompany agreements have been terminated. The TDS Board currently intends to retain future earnings, if any, for the development of the business of the Cellular Group and does not anticipate paying dividends on the Cellular Group Shares in the foreseeable future.

    On December 29, 1997, an individual who claims to be a holder of the Company's Common Shares filed a putative class action complaint on behalf of common stockholders of the Company in the Court of Chancery of the State of Delaware in New Castle County. The complaint names as defendants TDS, the Company and the directors of the Company. The complaint alleges a breach of fiduciary duties by the defendants and seeks to have the Merger enjoined or, if it is consummated, to have it rescinded and to recover unspecified damages, fees and expenses. A virtually identical complaint has been filed by a second individual. None of the defendants have been served with this complaint. The Company intends to vigorously defend against these lawsuits.

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

    The FCC currently grants only two licenses to provide cellular telephone service in each market. However, competition for customers includes competing communications technologies such as conventional landline and mobile telephone, Specialized Mobile Radio ("SMR") systems and radio paging. PCS has become available in many areas of the United States, including the Company's markets, and the Company expects PCS operators to complete initial deployment of PCS in portions of all of the Company's clusters by the end of 1998. Additionally, emerging technologies such as Enhanced

Specialized Mobile Radio ("ESMR") and mobile satellite communication systems may prove to be competitive with cellular service in the future in some or all of the Company's markets.

    The services available to cellular customers and the sources of revenue available to cellular system operators are similar to those provided by conventional landline telephone companies. Customers may be charged a separate fee for system access, airtime, long-distance calls and ancillary services. Cellular system operators often provide service to customers of other operators' cellular systems while the customers are temporarily located within the operators' service areas. Customers using service away from their home system are called "roamers." Roaming is available because technical standards require that analog cellular telephones be compatible in all market areas in the United States. The system that provides the service to these roamers will generate usage revenue. Many operators, including the Company, charge premium rates for this roaming service.

    There are a number of recent technical developments in the cellular industry. Currently, while most of the MTSOs process information digitally, on certain cellular systems the radio transmission is done on an analog basis. During 1992, a new transmission technique was approved for implementation by the cellular industry. Time Division Multiple Access ("TDMA") technology was selected as one industry standard by the cellular industry and has been deployed in several markets, including the Company's operations in portions of several clusters. Another digital technology, Code Division Multiple Access ("CDMA"), is also being deployed by the Company in portions of certain clusters. Digital radio technology offers several advantages, including greater privacy, less transmission noise, greater system capacity and potentially lower incremental costs for additional customers. The conversion from analog to digital radio technology is continuing on an industry-wide basis; however, this process is expected to take a number of years. PCS operators have deployed systems based on versions of TDMA and CDMA technology and a third digital technology, Global Systems for Mobile Communications ("GSM"), in the markets where they have begun operations.

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

    THE COMPANY'S OPERATIONS. From its inception in 1983 until 1993, the Company was principally in a start-up phase. Until that time, the Company's activities had been concentrated significantly on the acquisition of interests in cellular licensees and on the construction and initial operation of cellular systems. The development of a cellular system is capital-intensive and requires substantial investment prior to and subsequent to initial operation. The Company experienced operating losses and net losses from its inception until 1993. During the past four years, the Company generated operations-driven net income and has significantly increased its operating cash flows during that time. Management anticipates further growth in cellular units in service and revenues as the Company continues to expand through internal growth. Marketing and system operations expenses associated with this expansion may reduce the rate of growth in operating cash flows and operating income during the period of additional growth. In addition, the Company anticipates that the seasonality of revenue streams and operating expenses may cause the Company's operating income to vary from quarter to quarter.

    While the Company produced operating income and net income during the last four years, changes in any of several factors may reduce the Company's growth in operating income and net income over the next few years. These factors include:
(i) the growth rate in the Company's customer base; (ii) the usage and pricing of cellular services; (iii) the churn rate; (iv) the cost of providing cellular services, including the cost of attracting new customers; (v) continued competition from PCS and other emerging technologies; and (vi) continuing technological advances which may provide additional competitive alternatives to cellular service.

    The Company is building a substantial presence in selected geographic areas throughout the United States where it can efficiently integrate and manage cellular telephone systems. Its cellular interests include regional market clusters in the following areas: Wisconsin/Illinois/Indiana, Iowa/

Missouri, Eastern North Carolina/South Carolina, West Virginia/Maryland/Pennsylvania/Ohio, Virginia, Washington/Oregon/Idaho,
Oregon/California, Maine/New Hampshire/Vermont, Florida/Georgia, Oklahoma/Missouri/Kansas, Texas/Oklahoma, Eastern Tennessee/Western North Carolina and Southwestern Texas. See "The Company's Cellular Interests." The Company has acquired its cellular interests through the wireline application process (17%), including settlements and exchanges with other applicants, and through acquisitions (83%), including acquisitions from TDS and third parties.

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

    Including acquisitions of cellular interests from TDS, the Company has increased its population equivalents by 17%, from approximately 22.5 million at December 31, 1992, to approximately 26.2 million at December 31, 1997. Markets managed by the Company have increased from 116 markets at December 31, 1992 to 143 markets at December 31, 1997. As of December 31, 1997, 88% of the Company's population equivalents represented interests in markets the Company manages compared to 75% at December 31, 1992.

    Recently, the pace of acquisitions has slowed as industry-wide consolidation has reduced the number of markets available for acquisition. The Company's population equivalents grew at a compound annual rate of just 3% over the last five years due to the increased number of exchange and divestiture transactions in the past few years.

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

    The Company, or TDS for the benefit of the Company, has historically negotiated acquisitions of cellular interests from third parties primarily in consideration for the Company's Common Shares or TDS's equity securities. Cellular interests acquired by TDS in these transactions have been assigned to the Company. At that time, the Company reimbursed TDS for the value of TDS securities issued in such transactions, generally by issuing Common Shares to TDS or by increasing the balance under the Company's Revolving Credit Agreement with TDS in amounts equal to the value of TDS securities delivered at the time the acquisitions were completed. The fair market value of the Company's securities issued to TDS in connection with these transactions was equal to the fair market value of the TDS securities delivered in the transactions and was determined at the time the transactions were completed.

    In the past four years, the Company has also negotiated substantial divestitures and exchanges of cellular interests with third parties. The consideration received from these divestitures of non-strategic markets has primarily been cash, which has been used to reduce debt or for general corporate purposes. The exchanges have included the divestiture of controlling interests in non-strategic markets in exchange for controlling interests in markets which further enhance the Company's clusters.

    COMPLETED ACQUISITIONS. During 1997, the Company, or TDS for the benefit of the Company, purchased majority interests in two markets and several additional minority interests, representing approximately 534,000 population equivalents. The total consideration paid for these purchases, primarily in the form of cash (including cash borrowed under the Revolving Credit Agreement with TDS) and the Company's Common Shares issued to TDS to reimburse TDS for the value of TDS Common Shares issued to third parties, totaled $81.4 million.

    COMPLETED DIVESTITURES AND EXCHANGES. During 1997, the Company sold a majority interest in one market and minority interests in two other markets, representing approximately 358,000 population equivalents, for an aggregate consideration of $54.5 million in cash and receivables. The two minority interests involved interests the Company had previously acquired from TDS pursuant to an agreement between the two companies signed in June 1996.

    Also during 1997, the Company completed an exchange with BellSouth Corporation ("BellSouth"). Pursuant to the exchange, the Company received majority interests representing approximately 4.0 million population equivalents in exchange for majority interests representing approximately 2.0 million population equivalents, minority interests representing approximately 1.2 million population equivalents and a net amount of $86.7 million in cash. The majority interests the Company received are in 12 markets adjacent to its Iowa/Missouri and Wisconsin/Illinois/Indiana clusters.

    PENDING ACQUISITIONS. At December 31, 1997, the Company had entered into agreements with third parties to acquire a majority interest in one market and a minority interest in a market in which the Company owns a majority interest, representing approximately 410,000 population equivalents, for $51.3 million in cash. If the majority interest is acquired as expected, the Company will subsequently sell that interest to BellSouth for cash.

    PENDING DIVESTITURES. At December 31, 1997, the Company had entered into agreements with AirTouch Communications, Inc. ("AirTouch") to divest minority interests in nine markets, representing 759,000 population equivalents. In exchange, the agreements provided that the Company will receive approximately
4.0 million shares of AirTouch stock and cash totaling $54.2 million. In addition, the Company will receive approximately $27.0 million in cash from TDS pursuant to a contract right termination agreement entered into between the Company and TDS. This agreement is related to two interests which are to be sold directly by TDS to AirTouch and which were to be acquired by the Company as part of the June 1996 agreement between the Company and TDS. The contract right termination agreement will enable the Company to receive cash equal to the value of the gain the Company would have realized had it purchased the interests from TDS and sold them to AirTouch under terms similar to those in the agreement between TDS and AirTouch.

    Additionally, the Company has entered into an agreement to sell its minority interests in two other markets, representing approximately 176,000 population equivalents, for $37.6 million in cash. The Company expects these pending transactions to be completed during the first half of 1998. The Company anticipates that it will record significant book gains on these divestitures when the transactions are completed.

    The Company maintains shelf registration of its Common Shares and Preferred Stock under the Securities Act of 1933 for issuance specifically in connection with acquisitions.

    The Company is a majority-owned subsidiary of TDS. TDS owns 81.1% of the combined total of the outstanding Common Shares and Series A Common Shares of the Company and controls 95.6% of the combined voting power of both classes of common stock. The Company benefits from the extensive telecommunications industry experience of TDS, which also operates a telephone business and is developing its PCS business.

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

    The Company owned interests in cellular telephone systems in 192 markets at December 31, 1997, representing 26.2 million population equivalents. Including the effect of the 11 minority interests to be sold during 1998, the Company owned or had the right to acquire 181 markets, representing 25.3 million pops, at December 31, 1997. The following table summarizes the growth in the Company's population equivalents in recent years and the development status of these population equivalents.

                                                                                             DECEMBER 31,
                                                                         -----------------------------------------------------
                                                                           1997       1996       1995       1994       1993
                                                                         ---------  ---------  ---------  ---------  ---------
                                                                               (THOUSANDS OF POPULATION EQUIVALENTS)(1)
Operational Markets:
  Majority-Owned and Managed...........................................     22,778     20,389     20,104     18,829     19,086
  Minority-Owned and Managed (2).......................................        401        401        514      1,234      1,263
Markets to be Managed, Net of Markets to be   Divested: (3)
  Majority-Owned.......................................................         --        216        273      2,220      1,035
  Minority-Owned (2)...................................................         --         --         --         --          6
                                                                         ---------  ---------  ---------  ---------  ---------
  Total Markets Managed and to be Managed..............................     23,179     21,006     20,891     22,283     21,390
Minority Interests in Markets Managed by Others........................      2,121      4,511      4,026      3,779      3,577
                                                                         ---------  ---------  ---------  ---------  ---------
  Total................................................................     25,300     25,517     24,917     26,062     24,967
                                                                         ---------  ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------  ---------

------------

(1) Based on 1997 Claritas estimates for all years.

(2) Includes markets where the Company has the right to acquire an interest but does not currently own an interest.

(3) Includes markets which are operational but which are currently managed by third parties.

    The following section details the Company's cellular interests, including those it owned or had the right to acquire as of December 31, 1997. The table presented therein lists clusters of markets that the Company manages. The Company's market clusters show the areas in which the Company is currently focusing its development efforts. These clusters have been devised with a long-term goal of allowing delivery of cellular service to areas of economic interest and along corridors of economic activity. The number of population equivalents represented by the Company's cellular interests may have no direct relationship to the number of potential cellular customers or the revenues that may be realized from the operation of the related cellular systems.

                        THE COMPANY'S CELLULAR INTERESTS

    The table below sets forth certain information with respect to the interests in cellular markets which the Company owned or had the right to acquire pursuant to definitive agreements as of December 31, 1997.

                                                                                       PERCENTAGE                 TOTAL CURRENT
                                                                          CURRENT    CHANGE PURSUANT             AND ACQUIRABLE
                                                                        PERCENTAGE    TO DEFINITIVE                POPULATION
                   CLUSTER/MARKET                      1997 POPULATION   INTEREST    AGREEMENTS (1)     TOTAL      EQUIVALENTS
-----------------------------------------------------  ---------------  -----------  ---------------  ---------  ---------------
MARKETS MANAGED BY THE COMPANY:

MIDWEST REGIONAL MARKET CLUSTER:
WISCONSIN/ILLINOIS/INDIANA:
  Milwaukee, Wl......................................        1,460,000      100.00%                      100.00%       1,460,000
  Columbia (Wl 9)....................................          386,000      100.00                       100.00          386,000
  Madison, Wl........................................          398,000       92.50                        92.50          368,000
  Peoria, IL.........................................          347,000      100.00                       100.00          347,000
  Appleton, Wl.......................................          344,000      100.00                       100.00          344,000
  Jo Daviess (IL 1)..................................          318,000      100.00                       100.00          318,000
  Rockford, IL.......................................          304,000      100.00                       100.00          304,000
  Wood (Wl 7)........................................          290,000      100.00                       100.00          290,000
  Vernon (Wl 8)......................................          236,000      100.00                       100.00          236,000
  Adams (IL 4) * (2).................................          214,000      100.00                       100.00          214,000
  Green Bay, Wl......................................          215,000       99.01                        99.01          213,000
  Mercer (IL 3)......................................          202,000      100.00                       100.00          202,000
  Racine, Wl.........................................          186,000       89.64                        89.64          167,000
  Kenosha, Wl........................................          143,000       99.09                        99.09          142,000
  Janesville-Beloit, Wl..............................          152,000       80.54          12.00%        92.54          141,000
  Door (Wl 10).......................................          130,000      100.00                       100.00          130,000
  La Crosse, Wl......................................          103,000       95.11                        95.11           98,000
  Sheboygan, Wl......................................          110,000       86.66                        86.66           96,000
  Wausau, Wl *.......................................          122,000       71.76                        71.76           88,000
  Trempealeau (Wl 6) (2).............................           83,000      100.00                       100.00           83,000
  Miami (IN 4) *.....................................          179,000       28.57                        28.57           51,000
  Warren (IN 5) *....................................          123,000       33.33                        33.33           41,000
  Alton, IL..........................................           21,000      100.00                       100.00           21,000
  Pierce (Wl 5) (2)..................................           14,000      100.00                       100.00           14,000
                                                       ---------------                                           ---------------
                                                             6,080,000                                                 5,754,000
                                                       ---------------                                           ---------------
IOWA/MISSOURI:
  Des Moines, IA.....................................          431,000      100.00                       100.00          431,000
  Davenport, IA-IL...................................          358,000       97.37                        97.37          349,000
  Humboldt (IA 10)...................................          180,000      100.00                       100.00          180,000
  Cedar Rapids, IA...................................          181,000       96.00                        96.00          174,000
  Iowa (IA 6)........................................          156,000      100.00                       100.00          156,000
  Muscatine (IA 4)...................................          155,000      100.00                       100.00          155,000
  Waterloo-Cedar Falls, IA...........................          146,000       93.03                        93.03          136,000
  Columbia, MO *.....................................          127,000      100.00                       100.00          127,000
  Stone (MO 15)......................................          118,000      100.00                       100.00          118,000
  Hardin (IA 11).....................................          113,000      100.00                       100.00          113,000
  Jackson (IA 5).....................................          109,000      100.00                       100.00          109,000
  Kossuth (IA 14)....................................          107,000      100.00                       100.00          107,000
  Lyon (IA 16).......................................          103,000      100.00                       100.00          103,000
  Iowa City, IA......................................          102,000      100.00                       100.00          102,000
  Laclede (MO 16)....................................          100,000      100.00                       100.00          100,000
  Washington (MO 13).................................           94,000      100.00                       100.00           94,000
  Callaway (MO 6) *..................................           85,000      100.00                       100.00           85,000
  Dubuque, IA........................................           88,000       95.90                        95.90           84,000
  Mitchell (IA 13)...................................           67,000      100.00                       100.00           67,000

                                                                                       PERCENTAGE                 TOTAL CURRENT
                                                                          CURRENT    CHANGE PURSUANT             AND ACQUIRABLE
                                                                        PERCENTAGE    TO DEFINITIVE                POPULATION
                   CLUSTER/MARKET                      1997 POPULATION   INTEREST    AGREEMENTS (1)     TOTAL      EQUIVALENTS
-----------------------------------------------------  ---------------  -----------  ---------------  ---------  ---------------
  Mills (IA 1).......................................           62,000      100.00%                      100.00%          62,000
  Schuyler (MO 3)....................................           56,000      100.00                       100.00           56,000
  Shannon (MO 17)....................................           56,000      100.00                       100.00           56,000
  Audubon (IA 7).....................................           55,000      100.00                       100.00           55,000
  Linn (MO 5) (2)....................................           55,000      100.00                       100.00           55,000
  Union (IA 2).......................................           50,000      100.00                       100.00           50,000
  Monroe (IA 3)......................................           91,000       49.00                        49.00           44,000
  Winneshiek (IA 12).................................          116,000       24.50                        24.50           28,000
  Ida (IA 9) *.......................................           63,000       16.67                        16.67           11,000
                                                       ---------------                                           ---------------
                                                             3,424,000                                                 3,207,000
                                                       ---------------                                           ---------------
  TOTAL MIDWEST REGIONAL MARKET CLUSTER..............        9,504,000                                                 8,961,000
                                                       ---------------                                           ---------------
                                                       ---------------                                           ---------------
MID-ATLANTIC REGIONAL MARKET CLUSTER:
EASTERN NORTH CAROLINA/SOUTH CAROLINA:
  Harnett (NC 10)....................................          294,000      100.00                       100.00          294,000
  Northampton (NC 8).................................          292,000      100.00                       100.00          292,000
  Rockingham (NC 7)..................................          291,000      100.00                       100.00          291,000
  Greene (NC 13).....................................          246,000      100.00                       100.00          246,000
  Greenville (NC 14).................................          242,000      100.00                       100.00          242,000
  Hoke (NC 11).......................................          226,000      100.00                       100.00          226,000
  Chesterfield (SC 4)................................          213,000      100.00                       100.00          213,000
  Ashe (NC 3)........................................          162,000      100.00                       100.00          162,000
  Chatham (NC 6).....................................          162,000       61.16                        61.16          132,000
  Sampson (NC 12)....................................          132,000      100.00                       100.00          132,000
  Camden (NC 9)......................................          119,000      100.00                       100.00          119,000
                                                       ---------------                                           ---------------
                                                             2,379,000                                                 2,349,000
                                                       ---------------                                           ---------------
WEST VIRGINIA/MARYLAND/PENNSYLVANIA/ OHIO:
  Monongalia (WV 3) *................................          269,000      100.00                       100.00          269,000
  Raleigh (WV 7) *...................................          256,000      100.00                       100.00          256,000
  Grant (WV 4) *.....................................          174,000      100.00                       100.00          174,000
  Tucker (WV 5) *....................................          132,000      100.00                       100.00          132,000
  Hagerstown, MD *...................................          128,000      100.00                       100.00          128,000
  Ross (OH 9) *......................................          249,000       48.00                        48.00          122,000
  Cumberland, MD *...................................          100,000      100.00                       100.00          100,000
  Bedford (PA 10) * (2)..............................           49,000      100.00                       100.00           49,000
  Garrett (MD 1) *...................................           30,000      100.00                       100.00           30,000
                                                       ---------------                                           ---------------
                                                             1,387,000                                                 1,260,000
                                                       ---------------                                           ---------------
VIRGINIA:
  Roanoke, VA........................................          234,000      100.00                       100.00          234,000
  Giles (VA 3).......................................          201,000      100.00                       100.00          201,000
  Bedford (VA 4).....................................          176,000      100.00                       100.00          176,000
  Lynchburg, VA......................................          160,000      100.00                       100.00          160,000
  Charlottesville, VA................................          146,000       94.44                        94.44          138,000
  Buckingham (VA 7)..................................           91,000      100.00                       100.00           91,000
  Tazewell (VA 2) (2)................................           83,000      100.00                       100.00           83,000
  Bath (VA 5)........................................           61,000      100.00                       100.00           61,000
                                                       ---------------                                           ---------------
                                                             1,152,000                                                 1,144,000
                                                       ---------------                                           ---------------
  TOTAL MID-ATLANTIC REGIONAL MARKET CLUSTER.........        4,918,000                                                 4,753,000
                                                       ---------------                                           ---------------
                                                       ---------------                                           ---------------

                                                                                       PERCENTAGE                 TOTAL CURRENT
                                                                          CURRENT    CHANGE PURSUANT             AND ACQUIRABLE
                                                                        PERCENTAGE    TO DEFINITIVE                POPULATION
                   CLUSTER/MARKET                      1997 POPULATION   INTEREST    AGREEMENTS (1)     TOTAL      EQUIVALENTS
-----------------------------------------------------  ---------------  -----------  ---------------  ---------  ---------------
NORTHWEST REGIONAL MARKET CLUSTER:
WASHINGTON/OREGON/IDAHO:
  Clark (ID 6).......................................          294,000      100.00%                      100.00%         294,000
  Pacific (WA 6) *...................................          184,000      100.00                       100.00          184,000
  Richland-Kennewick-Pasco, WA *.....................          183,000      100.00                       100.00          183,000
  Butte (ID 5).......................................          160,000      100.00                       100.00          160,000
  Yakima, WA *.......................................          219,000       54.55                        58.54          128,000
  Okanogan (WA 4)....................................          118,000      100.00                       100.00          118,000
  Umatilla (OR 3) *..................................          151,000       60.42                        60.42           91,000
  Kittitas (WA 5) * (2)..............................           71,000       83.50                        85.20           61,000
  Hood River (OR 2) *................................           74,000       45.10                        45.10           34,000
  Skamania (WA 7) *..................................           28,000       45.10                        45.10           13,000
                                                       ---------------                                           ---------------
                                                             1,482,000                                                 1,266,000
                                                       ---------------                                           ---------------
OREGON/CALIFORNIA:
  Coos (OR 5)........................................          260,000      100.00                       100.00          260,000
  Del Norte (CA 1)...................................          209,000      100.00                       100.00          209,000
  Medford, OR *......................................          171,000      100.00                       100.00          171,000
  Mendocino (CA 9)...................................          139,000      100.00                       100.00          139,000
  Crook (OR 6) *.....................................          196,000       62.50                        62.50          122,000
  Modoc (CA 2).......................................           63,000      100.00                       100.00           63,000
                                                       ---------------                                           ---------------
                                                             1,038,000                                                   964,000
                                                       ---------------                                           ---------------
  TOTAL NORTHWEST REGIONAL MARKET CLUSTER............        2,520,000                                                 2,230,000
                                                       ---------------                                           ---------------
                                                       ---------------                                           ---------------
MAINE/NEW HAMPSHIRE/VERMONT
 MARKET CLUSTER:
  Manchester-Nashua, NH..............................          357,000       92.49                        92.49          330,000
  Coos (NH 1) *......................................          224,000      100.00                       100.00          224,000
  Kennebec (ME 3)....................................          221,000      100.00                       100.00          221,000
  Carroll (NH 2).....................................          216,000      100.00                       100.00          216,000
  Somerset (ME 2)....................................          148,000      100.00                       100.00          148,000
  Bangor, ME.........................................          145,000       91.47                        91.47          132,000
  Addison (VT 2) * (2)...............................          107,000      100.00                       100.00          107,000
  Washington (ME 4) *................................           86,000      100.00                       100.00           86,000
  Lewiston-Auburn, ME................................          101,000       82.67                        82.67           84,000
  Oxford (ME 1)......................................           83,000      100.00                       100.00           83,000
                                                       ---------------                                           ---------------
  TOTAL MAINE/NEW HAMPSHIRE/VERMONT MARKET CLUSTER...        1,688,000                                                 1,631,000
                                                       ---------------                                           ---------------
                                                       ---------------                                           ---------------
FLORIDA/GEORGIA MARKET CLUSTER:
  Fort Pierce, FL * (3)..............................          291,000       49.00          51.00%       100.00          291,000
  Tallahassee, FL....................................          280,000      100.00                       100.00          280,000
  Worth (GA 14)......................................          253,000      100.00                       100.00          253,000
  Gainesville, FL....................................          222,000      100.00                       100.00          222,000
  Toombs (GA 11).....................................          155,000      100.00                       100.00          155,000
  Walton (FL 10).....................................          119,000      100.00                       100.00          119,000
  Putnam (FL 5) (2)..................................           70,000      100.00                       100.00           70,000
  Dixie (FL 6).......................................           57,000      100.00                       100.00           57,000
  Jefferson (FL 8) (2)...............................           49,000      100.00                       100.00           49,000
  Calhoun (FL 9).....................................           43,000      100.00                       100.00           43,000
                                                       ---------------                                           ---------------
  TOTAL FLORIDA/GEORGIA MARKET CLUSTER...............        1,539,000                                                 1,539,000
                                                       ---------------                                           ---------------
                                                       ---------------                                           ---------------

                                                                                       PERCENTAGE                 TOTAL CURRENT
                                                                          CURRENT    CHANGE PURSUANT             AND ACQUIRABLE
                                                                        PERCENTAGE    TO DEFINITIVE                POPULATION
                   CLUSTER/MARKET                      1997 POPULATION   INTEREST    AGREEMENTS (1)     TOTAL      EQUIVALENTS
-----------------------------------------------------  ---------------  -----------  ---------------  ---------  ---------------
TEXAS/OKLAHOMA/MISSOURI/KANSAS REGIONAL MARKET
 CLUSTER:
OKLAHOMA/MISSOURI/KANSAS:
  Tulsa, OK *........................................          798,000       55.06%                       55.06%         440,000
  Joplin, MO *.......................................          147,000      100.00                       100.00          147,000
  Seminole (OK 6)....................................          219,000       55.06                        55.06          120,000
  Elk (KS 15) *......................................          154,000       75.00                        75.00          116,000
  Nowata (OK 4) * (2)................................          102,000       55.06                        55.06           56,000
                                                       ---------------                                           ---------------
                                                             1,420,000                                                   879,000
                                                       ---------------                                           ---------------
TEXAS/OKLAHOMA:
  Garvin (OK 9)......................................          203,000      100.00                       100.00          203,000
  Haskell (OK 10)....................................           83,000      100.00                       100.00           83,000
  Wichita Falls, TX *................................          140,000       51.65                        51.65           72,000
  Lawton, OK *.......................................          111,000       51.65                        51.65           57,000
  Jackson (OK 8) *...................................           97,000       51.65                        51.65           50,000
  Hardeman (TX 5) * (2)..............................           38,000       51.65                        51.65           19,000
  Briscoe (TX 4) * (2)...............................           13,000       51.65                        51.65            6,000
  Beckham (OK 7) * (2)...............................           10,000       51.65                        51.65            5,000
                                                       ---------------                                           ---------------
                                                               695,000                                                   495,000
                                                       ---------------                                           ---------------
  TOTAL TEXAS/OKLAHOMA/MISSOURI/ KANSAS REGIONAL
     MARKET CLUSTER..................................        2,115,000                                                 1,374,000
                                                       ---------------                                           ---------------
                                                       ---------------                                           ---------------
EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET
 CLUSTER:
  Knoxville, TN *....................................          556,000       96.03                        96.03          534,000
  Asheville, NC *....................................          212,000      100.00                       100.00          212,000
  Henderson (NC 4) * (2).............................          194,000      100.00                       100.00          194,000
  Bledsoe (TN 7) * (2)...............................          151,000       96.03                        96.03          145,000
  Hamblen (TN 4) * (2)...............................          135,000      100.00                       100.00          135,000
  Macon (TN 3) *.....................................          344,000       16.67                        16.67           57,000
  Yancey (NC 2) * (2)................................           31,000      100.00                       100.00           31,000
                                                       ---------------                                           ---------------
  TOTAL EASTERN TENNESSEE/WESTERN NORTH CAROLINA
     MARKET CLUSTER..................................        1,623,000                                                 1,308,000
                                                       ---------------                                           ---------------
                                                       ---------------                                           ---------------
SOUTHWESTERN TEXAS MARKET CLUSTER:
  Corpus Christi, TX.................................          388,000      100.00                       100.00          388,000
  Atascosa (TX 19)...................................          231,000      100.00                       100.00          231,000
  Edwards (TX 18)....................................          223,000      100.00                       100.00          223,000
  Laredo, TX.........................................          182,000       93.74                        93.74          171,000
  Wilson (TX 20).....................................          148,000      100.00                       100.00          148,000
  Victoria, TX.......................................           82,000      100.00                       100.00           82,000
                                                       ---------------                                           ---------------
  TOTAL SOUTHWESTERN TEXAS MARKET CLUSTER............        1,254,000                                                 1,243,000
                                                       ---------------                                           ---------------
                                                       ---------------                                           ---------------
OTHER OPERATIONS:
  Hawaii (Hl 3)......................................          140,000      100.00                       100.00          140,000
                                                       ---------------                                           ---------------
    Total Managed Markets............................       25,301,000                                                23,179,000
                                                       ---------------                                           ---------------
                                                       ---------------                                           ---------------
MARKETS MANAGED BY OTHERS:
  Los Angeles/Oxnard, CA *...........................       15,645,000        5.50                         5.50          861,000
  Oklahoma City, OK *................................        1,003,000       14.60                        14.60          146,000
  Portland, ME *.....................................          288,000       49.00                        49.00          141,000
  McAllen, TX........................................          509,000       26.20                        26.20          133,000

                                                                                       PERCENTAGE                 TOTAL CURRENT
                                                                          CURRENT    CHANGE PURSUANT             AND ACQUIRABLE
                                                                        PERCENTAGE    TO DEFINITIVE                POPULATION
                   CLUSTER/MARKET                      1997 POPULATION   INTEREST    AGREEMENTS (1)     TOTAL      EQUIVALENTS
-----------------------------------------------------  ---------------  -----------  ---------------  ---------  ---------------
  Portsmouth-Dover-Rochester,
    NH-ME *..........................................          280,000       40.00%                       40.00%         112,000
  Others (Fewer than 100,000 population equivalents
    each)............................................                                                                    728,000
                                                                                                                 ---------------
    Total Population Equivalents of Markets Managed
      by Others......................................                                                                  2,121,000
                                                                                                                 ---------------
    Total Population Equivalents.....................                                                                 25,300,000
                                                                                                                 ---------------
                                                                                                                 ---------------

------------

*   Designates wireline market.

(1) Interests under these agreements are expected to be acquired at the time specified therein, following the satisfaction of customary closing conditions.

(2) These markets have been partitioned into more than one licensed area. The 1997 population, percentage ownership and number of population equivalents shown are for the licensed areas within the markets in which the Company owns an interest.

(3) The Company owns 80% of the entity which owns and operates this market but has only a 49% interest in the earnings and profits. Pursuant to a definitive agreement, the Company has rights to acquire the remaining 20% of the equity and 51% of the earnings and profits of this entity.

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

    In accordance with its strategy of building and strengthening market clusters, the Company has selected high capacity digital cellular switching systems that are capable of serving multiple markets through a single MTSO. The Company's cellular systems are designed to facilitate the installation of equipment which will permit microwave interconnection between the MTSO and the cell site. The Company has implemented such microwave interconnection in most of the cellular systems it manages. In other systems in which the Company owns a majority interest and where it is believed to be cost-efficient, such microwave technology will also be implemented. Otherwise, such systems will rely upon landline telephone connections or microwave links owned by others to link cell sites with the MTSO. Although the installation of microwave network interconnection equipment requires a greater initial capital investment, a microwave network enables a system operator to avoid the current and future charges associated with leasing telephone lines from the landline telephone company, while generally improving system reliability. In addition, microwave facilities can be used to connect separate cellular systems to allow shared switching, which reduces the aggregate cost of the equipment necessary to operate both systems.

    The Company expanded its internal network in 1996 to encompass all of its managed markets. This network provides automatic call delivery for the Company's customers and handoff between adjacent markets. The network has also been extended through links with certain systems operated by several other carriers, including GTE, AirTouch/US West, Ameritech, BellSouth, Centennial Cellular Corp., Southwestern Bell, AT&T Wireless Communications, Vanguard Cellular Systems and others. Additionally, the Company has implemented certain Signal Transfer Points which have allowed it to interconnect efficiently with network providers such as Illuminet and the North American Cellular Network.

    The Company plans to integrate the systems in the markets acquired in the exchange with BellSouth into its internal network as quickly as possible. This may involve changing out certain system equipment and replacing it with new equipment which will allow for more efficient networking.

    During 1997, the Company extended the network for its customers through interconnection with additional system operators for call delivery and hand-off. This expanded network increases the area in which customers can automatically receive incoming calls, and should further reduce the incidence of "tumbling" electronic serial number fraud due to the pre-call validation feature of networked systems. In addition, the extension of these networks will allow for the termination of wireless-to-wireless traffic without the inherent costs that are otherwise incurred if this traffic is routed through the landline network.

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

    The costs (exclusive of license costs) of the systems in which the Company owns an interest have historically been financed through capital contributions or intercompany loans from the Company to the entities owning the systems, and through certain vendor financing. In recent years, these funding requirements have been met with cash generated from operations, proceeds from debt and equity offerings and proceeds from the sales of cellular interests.

MARKETING

    The Company's marketing plan is centered around rapid penetration of its market clusters, increasing customer awareness of cellular service and reducing churn through both the building of brand awareness and the implementation of marketing programs. The marketing plan stresses the value of the Company's service offerings and incorporates combinations of rate plans and cellular telephone equipment which are designed to meet the needs of a variety of customer segments and their usage patterns. The Company's distribution channels include direct sales personnel, agents and retail service centers in the vast majority of its markets. The retail locations are Company-owned and managed and are designed to market cellular service to the consumer segment in a familiar setting. In late 1996, the Company implemented its new site on the WorldWideWeb to support its marketing efforts and to be a future distribution channel. Customers may now order the Company's service through this Website.

    The Company manages each cluster of markets from an administrative office with a local staff, including sales, customer service, engineering and in some cases installation personnel. Direct sales consultants market cellular service to business customers throughout each cluster. Retail associates work out of the retail locations and market cellular service primarily to the consumer and small business segment. The Company maintains an ongoing training program to improve the effectiveness of sales consultants and retail associates by focusing their efforts on obtaining customers and maximizing the sale of high-user packages. These packages provide for customers to obtain a minimum amount of usage at discounted rates per minute, at fixed prices which are charged even if usage falls below a defined monthly minimum amount.

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

    The Company opened its first retail locations in late 1993, expanding to 260 stand-alone retail stores by the end of 1997. These Company-owned and operated businesses utilize rental facilities in high-traffic areas. The Company has implemented a uniform appearance in these stores, with all having similar displays and layouts. The retail centers' hours of business match those of the retail trade in the local marketplace, often staying open on weekends and later in the evening than a typical business supplier. To fully serve customer needs, these stores sell accessories to complement the phones and services the Company has traditionally provided. During 1996, the Company further expanded its retail presence by opening smaller retail kiosks within other larger merchandisers and grocery stores. At December 31, 1997, the Company had opened over 140 "stores within a store," primarily in Wal-Mart locations.

    In addition to its own retail centers, the Company actively pursues national retail accounts, as agents of the Company, which yield new customer additions in multiple markets. Agreements have been entered into with such national distributors as Ford Motor Company, General Motors, Radio Shack, Best Buy, Circuit City, Staples, Office Depot and Sears, Roebuck & Co. in certain of the Company's markets. Upon the sale of a cellular telephone by one of these national distributors, the Company receives, often exclusively within the territories served, the resulting cellular customer.

    The Company uses a variety of direct mail, billboard, radio, television and newspaper advertising to stimulate interest by prospective customers in purchasing the Company's cellular service and to establish familiarity with the Company's name. In 1997, the Company increased its focus on brand advertising, using the tag line "The Way People Talk Around Here"(SM) to promote the United States Cellular-TM- brand. Advertising is directed at gaining customers, improving customers' awareness of the United States Cellular brand, increasing existing customers' usage and increasing the public awareness and understanding of the cellular services offered by the Company. The Company attempts to select the advertising and promotion media that are most appealing to the targeted groups of potential customers in each local market. The Company utilizes local advertising media and public relations activities and establishes programs to enhance public awareness of the Company, such as providing telephones and service for public events and emergency uses.

    The following table summarizes, by operating cluster, the total population, the Company's customer units and penetration for the Company's majority-owned and managed markets that were operational as of December 31, 1997.

                       OPERATING CLUSTERS                          POPULATION  CUSTOMERS    PENETRATION
-----------------------------------------------------------------  ----------  ----------   ------------
Wisconsin/Illinois/Indiana.......................................   5,778,000     452,000        7.82%
Iowa/Missouri....................................................   3,154,000     257,000        8.15
Eastern North Carolina/South Carolina............................   2,379,000     124,000        5.21
West Virginia/Maryland/Pennsylvania/Ohio.........................   1,138,000      69,000        6.06
Virginia.........................................................   1,152,000      70,000        6.08
Washington/Oregon/Idaho..........................................   1,380,000     102,000        7.39
Oregon/California................................................   1,038,000      71,000        6.84
Maine/New Hampshire/Vermont......................................   1,688,000     103,000        6.10
Florida/Georgia..................................................   1,539,000     115,000        7.47
Oklahoma/Missouri/Kansas.........................................   1,420,000     111,000        7.82
Texas/Oklahoma...................................................     695,000      46,000        6.62
Eastern Tennessee/Western North Carolina.........................   1,279,000     117,000        9.15
Southwestern Texas...............................................   1,254,000      56,000        4.47
Other Operations.................................................     140,000      17,000       12.14
                                                                   ----------  ----------       -----
                                                                   24,034,000   1,710,000        7.11%
                                                                   ----------  ----------       -----
                                                                   ----------  ----------       -----

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

    The Company's cellular systems are used most extensively during normal business hours between 7:00 am and 6:00 pm. On average, the local retail customers in the Company's consolidated markets used their cellular systems approximately 103 minutes per unit each month and generated retail revenue of approximately $36 per month during 1997, compared to 107 minutes and $40 per month in 1996. Revenue generated by roamers, together with local retail, toll and other revenues, brought the Company's total average monthly service revenue per customer unit in consolidated markets to $54 during 1997. Average monthly service revenue per customer unit decreased approximately 15% during 1997. This decrease is related to the industry-wide trend of newer customers tending to use fewer minutes during peak business hours, which has reduced the average local retail revenue per minute, and to the declining contribution of inbound roaming revenue per customer. The Company believes that its customer base is growing faster than that of the cellular industry as a whole, which has a dilutive effect on inbound roaming revenue per customer. The Company anticipates that average monthly service revenue per customer unit will continue to decline as its distribution channels provide additional customers who generate lower revenue per local minute of use and as roaming revenues grow more slowly. However, this effect is more than offset by the Company's increasing number of customers; therefore, the Company expects total revenues to continue to grow for the next few years.

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

    The following table summarizes certain information about customers and market penetration in the Company's managed operations.

                                                                               YEAR ENDED OR AT DECEMBER 31,
                                                            -------------------------------------------------------------------
                                                                1997           1996          1995         1994         1993
                                                            -------------  -------------  -----------  -----------  -----------
Majority-owned and managed markets:
  Cellular markets in operation (1).......................            134            131          137          130          116
  Total population of markets in service (000s)...........         24,034         21,712       22,309       21,314       19,383
  Customer Units:
    at beginning of period (2)............................      1,073,000        710,000      421,000      261,000      150,800
    additions during period (2)...........................        941,000        561,000      426,000      250,000      165,300
    disconnects during period (2).........................        304,000        198,000      137,000       90,000       55,100
    at end of period (2)..................................      1,710,000      1,073,000      710,000      421,000      261,000
  Market penetration at end of period (3).................          7.11%          4.94%        3.18%        1.98%        1.35%

------------

(1) Represents the number of markets in which the Company owned at least a 50% interest and which it managed. The revenues and expenses of these cellular markets are included in the Company's consolidated revenues and expenses.

(2) Represents the approximate number of revenue-generating cellular telephones served by the cellular markets referred to in footnote (1). The revenue generated by such cellular telephones is included in consolidated revenues.

(3) Computed by dividing the number of customer units at the end of the period by the total population of markets in service as estimated by Donnelley Marketing Service for the respective years (Claritas in 1997).

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

    CELLULAR SERVICES. The Company's customers are able to choose from a variety of packaged pricing plans which are designed to fit different calling patterns. The Company has developed and introduced its new consumer line of products under the CarryPhone brand. These products include a) Express, a pre-packaged phone plus price plan aimed at the convenience buyer; b) TalkTracker, a cellular phone with usage prepaid; and c) Home and Away, a combination cordless and cellular phone in a single package. The Company's customer bills typically show separate charges for custom-calling features, airtime in excess of the packaged amount, and toll calls. Custom-calling features provided by the Company include wide-area call delivery, call forwarding, call waiting, three-way calling and no-answer transfer. The Company also offers a voice message service in many of its markets. This service, which functions like a sophisticated answering machine, allows customers to receive messages from callers when they are not available to take calls.

REGULATION

    REGULATORY ENVIRONMENT. The operations of the Company are subject to FCC and state regulation. The cellular telephone licenses held by USM are granted by the FCC for the use of radio frequencies and are an important component of the overall value of the assets of the Company. The construction, operation and transfer of cellular systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934 (the "Communications Act"). In 1996, Congress enacted the Telecommunications Act of 1996 (the "1996 Act"), which amended the Communications Act. The 1996 Act mandates significant changes in existing telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the nation and to streamline regulation of the telecommunications industry to remove regulatory burdens as competition develops. The FCC has promulgated regulations governing construction and operation of cellular systems, licensing (including renewal of licenses) and technical standards for the provision of cellular telephone service under the Communications Act, and is implementing the legislative objectives of the 1996 Act, as discussed below.

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

    The completion of acquisitions involving the transfer of control of a cellular system requires prior FCC approval. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the application for approval of the proposed transfer.

    The FCC must be notified each time an additional cell is constructed which enlarges the service area of a given market. The FCC's rules also generally require persons or entities holding cellular construction permits or licenses to coordinate their proposed frequency usage with neighboring cellular licensees in order to avoid electrical interference between adjacent systems. The height and power of base stations in the cellular system are regulated by FCC rules, as are the types of signals emitted by these stations. In addition to regulation by the FCC, cellular systems are subject to certain Federal Aviation Administration ("FAA") regulations with respect to the siting and construction of cellular transmitter towers and antennas as well as local zoning requirements.

    Beginning in 1996, the FCC has also imposed a requirement that all licensees register and obtain FCC registration numbers for all of their antenna towers which require prior FAA clearance. The Company is currently engaged in this registration process. All new towers must be registered at the time of construction and existing towers are being registered on a staggered state-by-state basis, to be concluded in May 1998.

    Beginning in October 1997, cellular systems, which previously were "categorically excluded" from having to evaluate their facilities to ensure their compliance with federal "radio frequency" (RF) radiation requirements, were made subject to those requirements (cellular towers of less than 10 meters in height, building-mounted antennae and cellular telephones). After October 1997, all new cellular facilities must be in compliance when they are brought into service. Existing facilities must be brought into compliance with the requirements when their licenses are renewed. The Company believes that the great majority of its existing facilities already comply with the requirements, that the remainder will be brought into compliance as required and that the cellular telephones it sells comply with the standards.

    Initial cellular telephone licenses were granted tor ten-year periods. The FCC has established standards for conducting comparative renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications. The FCC has: (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a renewal expectancy will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and
(iii) provided procedures for preventing possible abuses in the comparative renewal process. The FCC has concluded that it will award a renewal expectancy if the licensee has (i) provided "substantial" performance, which is defined as "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal," and (ii) complied with FCC rules, policies and the Communications Act. If a renewal expectancy is awarded to an existing licensee, its license is renewed and competing applications are not considered.

    The Company's Tulsa and Knoxville licenses were renewed in 1995, and the Company's Des Moines, Iowa; Peoria, Illinois; and Roanoke, Virginia licenses were renewed in 1996. In September 1997, the Company filed license renewal applications for its Davenport, Iowa; Tallahassee, Florida; Asheville, North Carolina; Manchester, New Hampshire; Columbia, Missouri; Wichita Falls, Texas; Gainesville, Florida; Lewiston, Maine; Joplin, Missouri; Cedar Rapids, Iowa; La Crosse, Wisconsin; Bangor, Maine; Fort Pierce, Florida; Victoria, Texas; Evansville, Indiana; and Owensboro, Kentucky licenses. Those applications were unopposed. On October 30, 1997, the Company assigned its Evansville and Owensboro licenses to a subsidiary of BellSouth as part of the exchange transaction between the two companies. As part of the same transaction, BellSouth assigned its Appleton, Wisconsin; Rockford, Illinois; Green Bay, Wisconsin; and Janesville, Wisconsin licenses to the Company. All of those licenses were renewed in January 1998.

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

    RECENT EVENTS. There are certain regulatory proceedings currently pending before the FCC which are of particular importance to the cellular industry. In one proceeding, the FCC has imposed new "enhanced 911" regulations on cellular carriers. Enhanced 911 capabilities would enable cellular systems to determine the precise location of persons making emergency calls. The new rules will require cellular carriers to work with local public safety officials to process 911 calls, including those made from mobile telephones not registered with the cellular system, will require carriers by April 1998 to be able to identify the cell from which the call has been made, and will require cellular systems to improve their ability to locate wireless 911 callers over a five-year period.

    The FCC has adopted a limited expansion of the obligation of cellular carriers to serve the roaming subscribers of broadband PCS providers, among others, even though the subscribers involved have no pre-existing service relationship with that carrier. Under these new policies, broadband PCS providers may offer their subscribers handsets which are capable of operating over broadband PCS and cellular networks so that when their subscribers are out of range of broadband PCS networks, they will be able to obtain non-automatic access to cellular networks. The FCC expects that implementation of these roaming capabilities will promote competition between broadband PCS and cellular service providers.

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

    In another proceeding, the FCC in 1996 adopted rules regarding the method by which cellular carriers and LECs shall compensate each other for interconnecting cellular and local exchange facilities. The FCC rules provided for symmetrical and reciprocal compensation between LECs and cellular carriers, and also prescribed interim interconnection proxy rates, which are much lower than the rates formerly paid by cellular carriers to LECs. Symmetrical and reciprocal compensation means they must pay each other at the same rate. The U.S. Court of Appeals for the Eighth Circuit has vacated the FCC's rules. However, the FCC's rules requiring reciprocal and symmetrical compensation remain in effect as applied to the cellular industry. Interconnection rate issues will be decided by the states. Whether the issue is decided by the states or the federal government, cellular carriers in the future can be expected to pay lower rates to LECs than they previously paid. This result is expected to be favorable to the wireless industry and somewhat unfavorable to LECs.

    The FCC is also proceeding to implement other parts of the 1996 Act. The 1996 Act provides that implementing its legislative objectives will be the task of the FCC, the state public utilities commissions and a Federal-state Joint Board. Much of this implementation is proceeding in numerous, concurrent proceedings with aggressive deadlines. The Company cannot predict the full extent of, nature of and interrelationships among state and federal implementation and other responses to the 1996 Act.

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

    The 1996 Act establishes principles and a process for implementing a modified "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The 1996 Act also requires universal service to schools, libraries and rural health facilities at discounted rates. The FCC has implemented the mandate of the 1996 Act to create a new universal service support mechanism "to ensure that all Americans have access to telecommunications services." The 1996 Act requires all interstate telecommunications providers, including wireless service providers, to "make an equitable and non-discriminatory contribution," to support the cost of providing universal service, unless their contribution would be de minimis. At present, the provision of landline telephone service in high-cost areas is subsidized by access charges and other payments by interexchange carriers to LECs. The obligation to make payments to support universal service has been expanded to include other telecommunications service providers, including cellular carriers. Such payments, which are to be based on a percentage of the total "billed revenue" of carriers for a given previous half year, began in the first quarter of 1998. Carriers are free to pass such charges on to their customers. Cellular carriers are also eligible to receive universal service support payments in certain circumstances under the new systems if they provide specified services in "high-cost" areas. The Company has sought designation as an "eligible telecommunications carrier" qualified to receive universal service support in certain states.

    Under a 1994 federal law, the Communications Assistance to Law Enforcement Act, all telecommunications carriers, including the Company and other wireless licensees, must, by October 1998, implement certain equipment changes necessary to assist law enforcement authorities in achieving an enhanced ability to conduct electronic surveillance of those suspected of criminal activity. However, owing to disputes between the Federal Bureau of Investigation and the relevant industry groups about the law's requirements, the FCC has not yet adopted the necessary technical standards to enable carriers to meet those requirements. Questions also exist regarding reimbursement by a federal fund of certain of the costs involved. The Company has supported the efforts of industry groups to obtain from the FCC a postponement of the October 1998 deadline on the grounds that compliance with the originally proposed schedule is impossible. The FCC is considering these requests for postponement, and legislation mandating a two-year postponement is also pending in Congress.

    The FCC has also allocated a total of 140 megahertz ("MHz") to broadband PCS, 20 MHz to unlicensed operations and 120 MHz to licensed operations, consisting of two 30 MHz blocks in each of the 51 Major Trading Areas ("MTAs") and one 30 MHz block and three 10 MHz blocks in each of 493 Basic Trading Areas ("BTAs"). Cellular operators and those entities under common ownership with them are permitted to participate in the ownership of PCS licenses, except for those PCS licenses reserved for small businesses, and licenses for PCS service areas in which the cellular operator owns a 20% or greater interest in a cellular licensee, the service area of which covers 10% or more of the population of the PCS service area. In the latter case, the cellular license is limited to two 10 MHz PCS channel blocks.

    PCS technology is currently under development and is similar in some respects to cellular technology. Where it has become commercially available, this technology is capable of offering increased capacity for wireless two-way and one-way voice, data and multimedia communications services and will result in increased competition with the Company's operations. The ability of these future PCS licensees to complement or compete with existing cellular licensees will be affected by future FCC rule-makings. These and other future technological and regulatory developments in the wireless telecommunications industry and the enhancement of current technologies will likely create new products and services that are competitive with the services currently offered by the Company. There can be no assurance that the Company will not be adversely affected by such technological and regulatory developments.

    Media reports have suggested that certain radio frequency ("RF") emissions from portable cellular telephones might be linked to cancer. The Company has reviewed relevant scientific information and, based on such information, is not aware of any credible evidence linking the usage of portable cellular telephones with cancer.

    STATE AND LOCAL REGULATION. The Company is also subject to state and local regulation in some instances. In 1981, the FCC preempted the states from exercising jurisdiction in the areas of licensing, technical standards and market structure. In 1993, Congress preempted states from regulating the entry of cellular systems into service and the rates charged by cellular systems to customers. The siting and construction of the cellular facilities, including transmitter towers, antennas and equipment shelters are still subject to state or local zoning and land use regulations. However, in 1996, Congress amended the Communications Act to provide that states could not discriminate against wireless carriers in tower zoning proceedings and had to decide on zoning requests with reasonable speed. In addition, states may still regulate other terms and conditions of cellular service. The FCC is currently considering whether to take action to preempt moratoria imposed by certain localities on the construction of wireless towers. The Company has supported such FCC action.

    The FCC is required to forbear from applying any statutory or regulatory provision that is not necessary to keep telecommunications rates and terms reasonable or to protect consumers. A state may not apply a statutory or regulatory provision that the FCC decides to forbear from applying. In addition, the FCC must review its telecommunications regulations every two years and change any that are no longer necessary. Further, the FCC is empowered under certain circumstances to preempt state regulatory authorities if a state is obstructing the Communications Act's basic purposes.

    The Company and its subsidiaries have been and intend to remain active participants in proceedings before the FCC and, through its membership in state associations of wireless providers, before state regulatory authorities. Proceedings with respect to the foregoing policy issues before the FCC and state regulatory authorities could have a significant impact on the competitive market structure among wireless providers and the relationships between wireless providers and other carriers. The Company is unable to predict the scope, pace or financial impact of policy changes which could be adopted in these proceedings.

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

    In addition to competition from the other cellular licensee in each market, there is also competition from, among other technologies, SMR systems, which are able to connect with the landline telephone network. The Company believes that conventional SMR systems are competitively disadvantaged because of technological limitations on the capacity of such systems. The FCC has recently given approval, through waivers of its rules, to ESMR, an enhanced SMR system. ESMR systems may have cells and frequency reuse like cellular, thereby potentially eliminating any current technological limitation. The first ESMR systems were implemented in 1993 in Los Angeles and are beginning to be constructed in several other cities across the United States. In 1995, an ESMR provider initiated service in Tulsa, Oklahoma, where the Company operates a cellular system. ESMR service is also being provided in certain other of the Company's markets. Although less directly a substitute for cellular service, wireless data services and one-way paging service (and in the future, two-way paging services) may be adequate for those who do not need full two-way voice service.

    PCS providers have initiated service in many markets across the United States, including markets where the Company has operations. PCS providers offer digital, wireless communications services to their customers. Similar technological advances or regulatory changes in the future may make available other alternatives to cellular service, thereby creating additional sources of competition. The Company expects PCS operators to complete initial deployment of PCS in portions of all of the Company's clusters by the end of 1998.

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

EMPLOYEES

    The Company had 4,600 employees as of December 31, 1997. None of the Company's employees is represented by a labor organization. The Company considers its relationship with its employees to be good.

--------------------------------------------------------------------------------

ITEM 2.  PROPERTIES

    The property for mobile telephone switching offices and cell sites are either owned or leased under long-term leases by the Company, one of its subsidiaries or the partnership or corporation which holds the license. The Company has not experienced major problems with obtaining zoning approval for cell sites or operating facilities and does not anticipate any such problems in the future which are or will be material to the Company and its subsidiaries as a whole. The Company's investment in property is small compared to its investment in licenses and cellular system equipment.

    The Company leases approximately 95,000 square feet of office space for its headquarters in Chicago, Illinois.

    The Company considers the properties owned or leased by it and its subsidiaries to be suitable and adequate for their respective business operations.

--------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

    In addition to the legal proceedings discussed previously in "Proposed TDS Corporate Restructuring," the Company is involved in legal proceedings related to its business from time to time. The Company does not believe that any such proceeding should have a material adverse impact on the Company.

--------------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of securities holders during the fourth quarter of 1997.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

--------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Incorporated by reference from Exhibit 13, Annual Report sections entitled "Consolidated Quarterly Income Information (Unaudited)," "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Changes in Common Shareholders' Equity," "Notes to Consolidated Financial Statements," and "Report of Independent Public Accountants."

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

    Incorporated by reference from Proxy Statement section entitled "Certain Relationships and Related Transactions."

--------------------------------------------------------------------------------
                                    PART IV
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed as a part of this report:

(a)(1) Financial Statements

Consolidated Quarterly Income Information (Unaudited)..............  Annual Report*
Consolidated Statements of Operations..............................  Annual Report*
Consolidated Statements of Cash Flows..............................  Annual Report*
Consolidated Balance Sheets........................................  Annual Report*
Consolidated Statements of Changes in Common Shareholders'
Equity.............................................................  Annual Report*
Notes to Consolidated Financial Statements.........................  Annual Report*
Report of Independent Public Accountants...........................  Annual Report*

---------

* Incorporated by reference from Exhibit 13.

  (2) Schedules

                                                                                    LOCATION
                                                                                    --------

Report of Independent Public Accountants on Financial Statement Schedule..........  page 29

II.    Valuation and Qualifying Accounts for each of the Three Years in the Period
       Ended December 31, 1997....................................................  page 30

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

EXHIBIT
 NUMBER DESCRIPTION
------------------------------------------------------------------------------------------------------------
 10.1   Supplemental Benefit Agreement between the Company and H. Donald Nelson is hereby incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No.
        33-16975).

 10.10  Stock Option and Stock Appreciation Rights Plan is hereby incorporated by reference to Exhibit B to the Company's definitive Notice of Annual Meeting and Proxy Statement dated April 15, 1991, as filed with the Commission on April 16, 1991.

 10.11  Summary of 1997 Bonus Program for Senior Corporate Staff of the Company.

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

 10.20  Cellular Interest Transfer Agreement by and between TDS and the Company dated June 20, 1996 is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1996.

 10.21  United States Cellular Corporation Compensation Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8
        (Registration No. 333-19403).

 10.22  United States Cellular Corporation 1996 Senior Executive Stock Bonus and Restricted Stock Award Plan
        is hereby incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form
        S-8 (Registration No. 333-19405).

 10.23  United States Cellular Corporation Special Retention Restricted Stock Award Plan is hereby incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8
        (Registration No. 333-23861).

(b) Reports on Form 8-K filed during the quarter ended December 31, 1997.

The Company filed a Current Report on Form 8-K on December 8, 1997 dated December 1, 1997, which included a press release that announced that AirTouch Communications, Inc. ("AirTouch") will acquire interests owned by the Company in cellular systems serving Seattle and Olympia, Washington; Tucson, Arizona; Duluth, Minnesota; and rural areas in Colorado and Idaho in exchange for approximately 4,000,000 shares of AirTouch's common stock and approximately $50 million in cash.

The Company filed a Current Report on Form 8-K on December 29, 1997 dated December 18, 1997, which included a press release that announced that the Company had received an offer from TDS to acquire all of the issued and outstanding Common Shares of the Company not already owned by TDS. The offer was made in connection with, and is subject to TDS shareholder approval of and the effectiveness of, TDS's announced corporate restructuring. The restructuring plan calls for TDS to issue three new classes of common stock, commonly known as "Tracking Stocks," each of which is intended to separately reflect one of TDS's primary business groups.

--------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of United States Cellular
Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in United States Cellular Corporation and Subsidiaries Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 28, 1998

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                         COLUMN A
                       DESCRIPTION                            COLUMN B     COLUMN C-1    COLUMN C-2                  COLUMN E
----------------------------------------------------------   BALANCE AT    CHARGED TO    CHARGED TO                 BALANCE AT
                                                            BEGINNING OF   COSTS AND       OTHER       COLUMN D       END OF
(DOLLARS IN THOUSANDS)                                         PERIOD       EXPENSES      ACCOUNTS    DEDUCTIONS      PERIOD
                                                            ------------  ------------  ------------  -----------  ------------
FOR THE YEAR ENDED DECEMBER 31, 1997
Deducted from deferred federal tax asset:
  For unrealized net operating losses                        $   (2,147)   $       --    $    2,147   $        --  $         --
Deducted from deferred state tax asset:
  For unrealized net operating losses                           (11,003)          877          (107)           --       (10,233)
Deducted from accounts receivable:
  For doubtful accounts                                          (4,199)      (25,578)           --        24,518        (5,259)
FOR THE YEAR ENDED DECEMBER 31, 1996
Deducted from deferred federal tax asset:
  For unrealized net operating losses                        $   (8,141)   $    5,795    $      199   $        --  $     (2,147)
Deducted from deferred state tax asset:
  For unrealized net operating losses                           (11,969)        2,305        (1,339)           --       (11,003)
Deducted from accounts receivable:
  For doubtful accounts                                          (3,820)      (17,534)           --        17,155        (4,199)
FOR THE YEAR ENDED DECEMBER 31, 1995
Deducted from deferred federal tax asset:
  For unrealized net operating losses                        $  (23,761)   $   16,730    $   (1,110)  $        --  $     (8,141)
Deducted from deferred state tax asset:
  For unrealized net operating losses                           (14,203)        8,257        (6,023)           --       (11,969)
Deducted from accounts receivable:
  For doubtful accounts                                          (2,073)      (12,532)           --        10,785        (3,820)
-------------------------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                UNITED STATES CELLULAR CORPORATION

                                                By:                   /S/ H. DONALD NELSON
                                                           ------------------------------------------
                                                                        H. Donald Nelson
                                                              PRESIDENT (CHIEF EXECUTIVE OFFICER)
                                                By:                  /S/ KENNETH R. MEYERS
                                                           ------------------------------------------
                                                                       Kenneth R. Meyers
                                                               SENIOR VICE PRESIDENT--FINANCE AND
                                                                           TREASURER
                                                                   (CHIEF FINANCIAL OFFICER)
                                                By:                 /S/ PHILLIP A. LORENZINI
                                                           ------------------------------------------
                                                                      Phillip A. Lorenzini
                                                                           CONTROLLER
                                                                 (PRINCIPAL ACCOUNTING OFFICER)

Dated March 26, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             SIGNATURE                                   TITLE             DATE
--------------------------------------------------------------------  -----------  ---------------------
                              /S/ H. DONALD NELSON                       DIRECTOR     March 26, 1998
          -----------------------------------------------
                          H. Donald Nelson
                           /S/ LEROY T. CARLSON, JR.                     DIRECTOR     March 26, 1998
          -----------------------------------------------
                       LeRoy T. Carlson, Jr.
                               /S/ LEROY T. CARLSON                      DIRECTOR     March 26, 1998
          -----------------------------------------------
                          LeRoy T. Carlson
                            /S/ WALTER C.D. CARLSON                      DIRECTOR     March 26, 1998
          -----------------------------------------------
                        Walter C. D. Carlson
                              /S/ MURRAY L. SWANSON                      DIRECTOR     March 26, 1998
          -----------------------------------------------
                         Murray L. Swanson
                              /S/ PAUL-HENRI DENUIT                      DIRECTOR     March 26, 1998
          -----------------------------------------------
                         Paul-Henri Denuit

--------------------------------------------------------------------------------
                               INDEX TO EXHIBITS
--------------------------------------------------------------------------------

  EXHIBIT
    NO.                                                    DESCRIPTION OF DOCUMENT
------------  ------------------------------------------------------------------------------------------------------------------
   3.1        Restated Certificate of Incorporation, as amended, is hereby incorporated by reference to an exhibit to the
              Company's Amendment No. 2 on Form 8 dated December 28, 1992, to the Company's Report on Form 8-A.

   3.2        Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

   4.1        Restated Certificate of Incorporation, as amended, is hereby incorporated by reference to an exhibit to the
              Company's Amendment No. 2 on Form 8 dated December 28, 1992 to the Company's Report on Form 8-A.

   4.2        Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

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

   4.5        Form of Certificate for Liquid Yield Option Note (included in Exhibit 4.4).

   4.6        Indenture dated July 31, 1997 between registrant and the First National Bank of Chicago, as Trustee, relating to the Company's shelf registration of debt securities is hereby incorporated by reference to Exhibit 4 to the
              Company's Form 8-K dated August 26, 1997.

   4.7        Revolving Credit Agreement dated August 19, 1997, among registrant and BankBoston N.A. and Toronto Dominion
              (Texas), Inc., as agents, is hereby incorporated by reference to Exhibit 4 to the Company's Quarterly Report on
              Form 10-Q for the quarterly period ended September 30, 1997.

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

  EXHIBIT
    NO.                                                    DESCRIPTION OF DOCUMENT
------------  ------------------------------------------------------------------------------------------------------------------
  10.2(a)     Revolving Credit Agreement, between the Company and TDS, as amended, is hereby incorporated by reference to an exhibit to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No.
              33-23492).

  10.2(b)     Amendment dated as of March 31, 1997, to Revolving Credit Agreement between the Company and TDS is hereby incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

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

  10.11       Summary of 1997 Bonus Program for the Senior Corporate Staff of the Company.

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

  EXHIBIT
    NO.                                                    DESCRIPTION OF DOCUMENT
------------  ------------------------------------------------------------------------------------------------------------------
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

  10.20       Cellular Interest Transfer Agreement by and between TDS and the Company dated June 20, 1996 is hereby incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  10.21       United States Cellular Corporation Compensation Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-19403).

  10.22       United States Cellular Corporation 1996 Senior Executive Stock Bonus and Restricted Stock Award Plan is hereby incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No.
              333-19405).

  10.23       United States Cellular Corporation Special Retention Restricted Stock Award Plan is hereby incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-23861).

  11          Statement regarding computation of per share earnings.

  12          Statement regarding computation of ratios.

  13          Incorporated portions of 1997 Annual Report to Security Holders.

  21          Subsidiaries of the Registrant.

  23.1        Consent of independent public accountants.

  27.1        Financial Data Schedule for December 31, 1997 and for the period then ended.

  27.2        Financial Data Schedule for December 31, 1995 and for the period then ended.

  27.3        Financial Data Schedule for March 31, 1996; June 30, 1996; September 30, 1996; and December 31, 1996; and for the
              periods then ended.

  27.4        Financial Data Schedule for September 30, 1997 and for the period then ended.