Form 10-Q
period 1998-03-31
UNITED STATES CELLULAR CORP
filed 1998-05-15
CIK 821130

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

For the quarterly period ended         March 31, 1998
                               -------------------------------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to_________________________

                          Commission File Number 1-9712

--------------------------------------------------------------------------------
                       UNITED STATES CELLULAR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     62-1147325
     -----------------------------             ------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

             8410 West Bryn Mawr, Suite 700, Chicago, Illinois    60631
     -----------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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
                                    Yes X  No
                                       ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at April 30, 1998
       -------------------------                -------------------------------
      Common Shares, $1 par value                     54,353,136 Shares
 Series A Common Shares, $1 par value                 33,005,877 Shares
--------------------------------------------------------------------------------

                       UNITED STATES CELLULAR CORPORATION
                       ----------------------------------

                         1ST QUARTER REPORT ON FORM 10-Q
                         -------------------------------


                                      INDEX
                                      -----



                                                                      Page No.
                                                                      --------

Part I.           Financial Information

                  Management's Discussion and Analysis of
                     Results of Operations and Financial Condition      2-10

                  Consolidated Statements of Operations -
                     Three Months Ended March 31, 1998 and 1997          11

                  Consolidated Statements of Cash Flows -
                     Three Months Ended March 31, 1998 and 1997          12

                  Consolidated Balance Sheets -
                     March 31, 1998 and December 31, 1997              13-14

                  Notes to Consolidated Financial Statements           15-18


Part II.          Other Information                                      19


Signatures                                                               20

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

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

                             AND FINANCIAL CONDITION
                             -----------------------

RESULTS OF OPERATIONS
---------------------

Three Months Ended 3/31/98 Compared to Three Months Ended 3/31/97
-----------------------------------------------------------------

United States Cellular Corporation (the "Company" - AMEX symbol: USM) owns, operates and invests in cellular markets throughout the United States. USM is an 81.1%-owned subsidiary of Telephone and Data Systems, Inc. ("TDS").

USM owned either majority or minority cellular interests in 182 markets at March 31, 1998, representing 25,533,000 population equivalents ("pops"). USM included the operations of 134 majority-owned and managed cellular markets, representing
22.8 million pops, in consolidated operations ("consolidated markets") as of March 31, 1998. Minority interests in 40 markets, representing 2.6 million pops, were accounted for using the equity method and were included in investment income at that date. All other interests, representing less than 100,000 pops in the aggregate, were accounted for using the cost method. Following is a table of summarized operating data for USM's consolidated operations.

                                                         Three Months Ended
                                                           or At March 31,
                                                   -----------------------------
                                                       1998           1997
                                                   ------------   ------------

      Total market population (in thousands) (1)        24,034          21,712
      Customers                                      1,817,000       1,164,000
      Market penetration                                  7.56%           5.36%
      Markets in operation                                 134            131
      Cell sites in service                              1,786           1,377
      Average monthly revenue per customer         $     44.66    $      53.50
      Churn rate per month                                 1.7%            2.0%
      Marketing cost per net customer addition     $       579    $       558(2)

(1) Calculated using the respective population estimates for each year (Claritas for 1998, Donnelley for 1997).
(2) Recomputed to show the effect of the change in current year presentation of certain expenses.

The Company's operating income for the first three months of 1998, which includes 100% of the revenues and expenses of its consolidated markets plus its corporate office operations, primarily reflects improvement in the Company's overall operations compared to the first three months of 1997. The improvement resulted from growth in the Company's customer base and revenues coupled with increasing economies of scale. Operating revenues, driven by increases in customers served, rose $60.6 million, or 33%. Operating expenses, excluding depreciation and amortization, rose $35.8 million, or 27%. Operating cash flow (operating income before minority share plus depreciation and amortization expense) increased $24.8 million, or 46%. Depreciation and amortization expense increased $15.1 million, or 50%. Operating income before minority share increased $9.7 million, or 41%.

The Company's operating results were also impacted by the effects of acquisitions and divestitures, primarily those related to the exchange of markets with BellSouth Corporation ("BellSouth"). The markets acquired in that transaction, net of the markets divested, generated increases in the Company's overall revenues, operating expenses, operating cash flow and operating income. These increases were primarily due to the increase in the Company's customer base as a result of the exchange.

However, the results of certain of the Company's existing markets which are adjacent to the markets acquired were negatively impacted by the effects of the exchange. Specifically, inbound roaming revenue and, to a lesser extent, operating cash flow suffered the most negative impact in these markets. This impact was primarily due to the change in the nature and pricing of transactions in which customers from the acquired markets use their wireless phones when roaming in the Company's existing markets. Prior to the exchange, the Company's existing markets recorded inbound roaming revenue at premium rates; after the exchange, those markets recorded an intercompany transfer amount which is eliminated in the Company's consolidated financial statements.

Overall, the Company's revenues, operating cash flow and operating income were positively impacted by the effects of the BellSouth exchange.

Investment and other income increased $175.0 million to $192.4 million, due primarily to $180.0 million in gains on the sales of cellular interests realized in 1998. Interest expense increased $4.5 million, or 81%, in 1998, primarily due to an increase in debt balances resulting from the Company's issuance of 7.25% unsecured notes ("Notes") in August 1997. Income tax expense increased $70.5 million to $84.5 million in 1998, resulting from increased gains on the sales of cellular interests and improved operating results.

Net income totaled $129.8 million in 1998, an increase of $111.3 million from 1997. In 1998, net income included significant gains on sales of cellular interests. A summary of the after-tax effects of these gains on net income and earnings per share-diluted is shown below.

                                                   Three Months Ended March 31,
                                                  ------------------------------
                                                       1998            1997
                                                  -------------  -------------
                                                     (Dollars in thousands,
                                                    except per share amounts)

   Net income before after-tax effects of gains   $      19,513  $      18,468
   Add: After-tax effects of gains                      110,239             --
                                                  -------------  -------------
   Net income as reported                         $     129,752  $      18,468
                                                  =============  =============
      Earnings per share before after-tax effects
      of gains                                    $         .22  $         .21
      Add: After-tax effects of gains                      1.27             --
                                                  -------------  -------------
      Earnings per share-diluted                  $        1.49  $         .21
                                                  =============  =============

Operating Revenues
------------------

Operating revenues totaled $245.2 million in the first three months of 1998, up $60.6 million, or 33%, over 1997. Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to the Company's local retail customers who use the local systems operated by the Company ("local retail"); (ii) charges to customers of other systems who use the Company's cellular systems when roaming ("inbound roaming"); and (iii) charges for long-distance calls made on the

Company's systems. Service revenues totaled $236.3 million in 1998, up $56.8 million, or 32%, over 1997. The increase was primarily due to the growing number of local retail customers.

Average monthly service revenue per customer declined 17% to $44.66 in 1998 from $53.50 in 1997. The decrease in average monthly service revenue per customer resulted from a decrease in average revenue per minute of use from both local retail customers and inbound roamers. The addition of the markets acquired in the exchange with BellSouth Corporation ("BellSouth") in the fourth quarter of 1997 contributed to the decline in both local retail revenue per customer and inbound roaming revenue per customer. The acquired markets produce a lower amount of revenue per customer, and the addition of those markets caused the elimination of certain inbound roaming revenues between the Company's existing markets and the acquired markets. Also contributing to the overall decline in average monthly service revenue per customer was slower growth in inbound roaming minutes of use when compared to the growth in the Company's customer base.

Competitive pressures and the Company's increasing use of pricing and other incentive programs that encourage weekend and off-peak usage at reduced rates, in order to stimulate overall usage, plus increasing amounts of bill credits given to new and current customers as incentives to become or remain the Company's customers, resulted in a decrease in average local retail revenue per minute of use during 1998. The Company's average inbound roaming revenue per minute of use also decreased during 1998, in line with the ongoing trend toward reduced per minute prices for roaming negotiated between the Company and other cellular operators. Also, the Company believes that its customer base is growing faster than that of the cellular industry as a whole, which has a dilutive effect on inbound roaming revenue per customer. Inbound roaming minutes of use have been growing at a slower rate than the Company's customer base (32% growth in inbound roaming minutes in 1998 compared to 56% growth in the Company's customer base).

Local retail revenue increased $49.1 million, or 41%, in 1998. Growth in the Company's customer base was the primary reason for the increase in local retail revenue. The number of customers increased 56% to 1,817,000 at March 31, 1998 from 1,164,000 at March 31, 1997. The Company added 107,000 net new customers from its marketing channels in the first quarter of 1998 compared to 91,000 in 1997. Management anticipates that the growth rate in the Company's customer base will be lower in the future, primarily as a result of an increase in the number of competitors in its markets.

Average monthly local retail revenue per customer declined to $32.14 in 1998 from $36.05 in 1997. Monthly local retail minutes of use per customer decreased 5% to 95 in 1998 from 100 in 1997. Average revenue per minute of use decreased as a result of the pricing and other incentive programs stated previously. Average local retail revenue per minute totaled $.34 in 1998 compared to $.36 in 1997. The decrease in average monthly local retail revenue per customer is part of an industry-wide trend and is believed to be related to the tendency of the early customers in a market to be the heaviest users during peak business hours. It also reflects the increasing level of competition for wireless services and the Company's and the industry's continued penetration of the consumer market, which tends to include fewer peak business hour-usage customers.

Inbound roaming revenue increased $867,000, or 2%, in 1998. Because all roaming transactions involving customers of both the Company's previously existing markets and the markets acquired from BellSouth, and vice versa, are considered intracompany transactions in 1998, the revenue from those roaming transactions is recorded as an offset to customer usage expense in the current year. Roaming traffic involving the same markets would have been recorded as inbound roaming revenue and customer usage expense in 1997. The total increase in inbound roaming revenue was attributable to the 32% increase in the number of minutes used by customers from other wireless systems when roaming in the Company's service areas, offset by the decrease in average revenue per minute due to the downward trend in negotiated rates. Average inbound roaming revenue per minute totaled $.69 in 1998 and $.88 in 1997. Monthly inbound roaming revenue per Company customer averaged $8.73 in 1998 and $13.51 in 1997. The decreases in monthly inbound roaming revenue per Company customer are related to both the decreases in inbound roaming revenue per minute and the faster increases in the Company's customer base as compared to the growth in inbound roaming minutes of use.

Long-distance revenue increased $6.3 million, or 49%, in 1998 as the volume of long-distance calls billed by the Company increased. Monthly long-distance revenue per customer averaged $3.60 in 1998 and $3.81 in 1997. The decrease in monthly long-distance revenue per customer is primarily due to the dilution of the portion of long-distance revenue that comes from inbound roaming customers. In a manner similar to inbound roaming revenue, this revenue is not growing as fast as the Company's customer base.

Equipment sales revenues increased $3.8 million, or 76%, in 1998. Equipment sales reflect the sale of 151,000 and 121,000 cellular telephone units in 1998 and 1997, respectively, plus installation and accessories revenue. The average revenue per unit was $58 in 1998 and $41 in 1997. The average revenue per unit is significantly less than the Company's cost per unit, which partially reflects the Company's decision to reduce sales prices on cellular telephones to stimulate growth in the number of customers, to maintain its market position and to meet competitive prices as well as to pass through reduced manufacturers' prices to customers.

Operating Expenses
------------------

Operating expenses totaled $212.0 million in 1998, up $50.9 million, or 32%, over 1997. Beginning on January 1, 1998, the Company changed its income statement presentation of certain corporate marketing department expenses from general and administrative expenses to marketing and selling expenses. Amounts have been reclassified for previous years, including the 1997 information provided throughout this Form 10-Q. The effect of such reclassification is not material to either marketing and selling expenses or general and administrative expenses, and does not have any effect on operating income or net income.

System operations expenses increased $5.7 million, or 18%, in 1998 as a result of increases in customer usage expenses and costs associated with serving the Company's increased number of customers, which include the costs of roaming fraud, and the growing number of cell sites within the Company's systems. In 1998, the Company reduced its expenses related to roaming fraud by $2.0 million. In total, system operations costs are expected to continue to increase as the number of customers using and the number of cell sites within the Company's systems grows.

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

Customer usage expenses increased $3.7 million, or 19%, in 1998. The increase in 1998 is primarily due to the increase in net outbound roaming expense, which has resulted from the Company offering its customers increasingly larger service footprints in which their calls are billed at local rates. In certain cases these service areas include other operators' service areas. The Company pays roaming rates to the other carriers for calls the Company's customers make in these areas, while charging those customers a local rate which is usually lower than the roaming rate. Also contributing to the increase in 1998 were costs related to the increase in minutes used on the Company's systems, partially offset by the reduction in costs related to fraudulent use of the Company's customers' cellular telephone numbers. These fraud-related costs totaled $1.3 million in 1998 and $3.3 million in 1997. The Company continues to implement procedures in its markets to combat this fraud, which is primarily related to roaming usage. Customer usage expenses represented 10% of service revenues in 1998 and 11% in 1997.

Maintenance, utility and cell site expenses increased $2.1 million, or 17%, in 1998. The increase primarily reflects a 30% increase in the number of cell sites in the Company's systems, to 1,786 in 1998 from 1,377 in 1997. Monthly maintenance, utility and cell site expenses totaled $2,699 and $3,018 per average cell site in 1998 and 1997, respectively.

Marketing and selling expenses increased $12.2 million, or 32%, in 1998. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent expenses; corporate marketing department salaries and expenses; local advertising; and public relations expenses. The increase was primarily due to a 26% rise in the number of gross customer activations, to 198,000 in 1998 from 157,000 in 1997, and also due to an increase in advertising expenses relative to total marketing and selling expenses. Cost per gross customer activation, which includes marketing and selling expenses and losses on equipment sales, decreased to $313 in 1998 from $324 in 1997.

Cost of equipment sold increased $2.8 million, or 15%, in 1998. The increase reflects the growth in unit sales related to the rise in gross customer activations made through the Company's direct and retail distribution channels, offset somewhat by falling manufacturer prices per unit. The average cost to the Company of a telephone unit sold, including accessories and installation, was $137 in 1998 and $149 in 1997.

General and administrative expenses increased $15.1 million, or 34%, in 1998. These expenses include the costs of operating the Company's local business offices and its corporate expenses other than the corporate engineering and marketing departments. The increase includes the effects of increases in expenses required to serve the growing customer base in existing markets and an expansion of both local administrative office and corporate staff, necessitated by growth in the Company's business. Employee-related expenses increased $6.5 million, or 31%, in 1998, primarily due to increases in the number of customer service and administrative employees. The Company is using an ongoing clustering strategy to combine local and customer service operations wherever feasible in order to gain operational efficiencies and reduce its per unit administrative expenses. Monthly general and administrative expenses per customer decreased to $11.16 in 1998 from $13.09 in 1997.

Operating cash flow increased $24.8 million, or 46%, to $78.4 million in 1998. The improvement was primarily due to substantial growth in customers and service revenues, the effects of improved operational efficiencies on cash operating expenses and the effect of net acquisitions. Operating cash flow margins (as a percent of service revenues) were 33.2% in 1998 and 29.9% in 1997.

Depreciation expense increased $14.4 million, or 67%, in 1998. The increase reflects rising average fixed asset balances, which increased 42% in 1998, plus a reduction in useful lives of certain assets beginning in 1998 which increased depreciation expense by $3.5 million. Increased fixed asset balances resulted from the increase in cell sites built to improve coverage and capacity in the Company's markets and also from the acquisition of markets from BellSouth in 1997.

Operating Income before Minority Share
--------------------------------------

Operating income before minority share totaled $33.2 million in 1998 and $23.4 million in 1997. The operating income margin was 14.0% in 1998 and 13.1% in 1997. The improvement in operating income and operating income margin reflects increased revenues resulting from growth in the number of customers served by the Company's systems and the effect of continued operational efficiencies on total operating expenses.

The Company expects service revenues to continue to grow during the remainder of 1998; however, management anticipates that average monthly revenue per customer will continue to decrease as local retail and inbound roaming revenue per minute of use decline and as the Company further penetrates the consumer market. Additionally, the Company expects expenses to increase during the remainder of 1998 as it incurs costs associated with both customer growth and cell sites added.

Management believes there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Additionally, competitors licensed to provide personal communications services ("PCS") have initiated service in certain of the Company's markets over the past two years. The Company expects PCS operators to complete initial deployment of PCS in portions of all of the Company's clusters by the end of 1998. The Company has increased its advertising, particularly brand advertising, in 1997 and 1998 to promote the United States Cellular(R) brand and distinguish the Company's service from other wireless communications providers. The Company's management continues to monitor other wireless communications providers' strategies to determine what effects additional competition will have on the Company's future strategies and results. While the effects of additional wireless competition have slowed customer growth in certain of the Company's markets, the overall effect on the Company's total customer growth to date has not been material.

Investment and Other Income
---------------------------

Investment and other income totaled $192.4 million in 1998 and $17.4 million in 1997. Gain on sale of cellular interests totaled $180.0 million in 1998, reflecting gains recorded on the sales of the Company's investment interests in ten markets, and also related to amounts received from Telephone and Data Systems, Inc. ("TDS"), the Company's parent organization, pursuant to an agreement between the Company and TDS. There were no gains in the first quarter of 1997.

Investment income was $12.8 million in 1998 compared to $18.4 million in 1997. Investment income primarily represents the Company's share of net income from the markets managed by others that are accounted for by the equity method. Investment income in 1998 was negatively impacted by the completion of the exchange transaction with BellSouth in 1997 and the divestitures of certain minority interests to AirTouch Communications ("AirTouch") in the first quarter of 1998. See "Financial Resources and Liquidity - Acquisitions, Divestitures and Exchanges" for further discussions of these transactions.

Interest and Income Taxes
-------------------------

Interest expense totaled $10.1 million in 1998 compared to $5.6 million in 1997. Interest expense in 1998 is primarily related to Liquid Yield Option Notes ("LYONs") ($4.0 million); the Company's 7.25% Notes issued during the third quarter of 1997 ($5.7 million); and borrowings under the Company's revolving credit facility with a series of banks ("Revolving Credit Facility") ($369,000). Interest expense in 1997 was primarily related to LYONs ($3.7 million) and borrowings under vendor financing agreements ($1.8 million).

In August 1997, the Company sold $250 million principal amount of 7.25% Notes under a shelf registration statement, priced to yield 7.33% to maturity. The Notes are unsecured and become due on August 15, 2007. Interest on the Notes is
payable  semi-annually  on  February  15  and  August 15  of  each  year.   The
Notes  will  be  redeemable,  in  whole  or  in  part,  at  the   option of the
Company  at any  time  on  or  after August  15, 2004.   All  borrowings  under
the vendor financing agreements were repaid in August 1997 with a portion of the proceeds from the Notes offering.

The LYONs are zero coupon convertible debentures which accrete interest at 6% annually, but do not require current cash payments of interest. All accreted interest is added to the outstanding principal balance on June 15 and December 15 of each year.

The Revolving Credit Facility is a seven-year facility which was established in 1997 to replace the Company's Revolving Credit Agreement with TDS as its primary short-term borrowing facility. Borrowings under this facility accrue interest at the London InterBank Offered Rate ("LIBOR") plus 26.5 basis points (for a rate of 6.0% at March 31, 1998). Interest payments are due quarterly; no principal under the facility is due until August 29, 2004, on which date the Revolving Credit Facility terminates. The Company borrowed and repaid amounts totaling $47 million during the first quarter of 1998.

Income tax expense was $84.5 million in 1998 and $13.9 million in 1997. In 1998, $69.7 million of income tax expense related to the gains on sales of cellular interests. The effective tax rates were 39% in 1998 and 43% in 1997. The decrease in 1998's effective tax rate is primarily due to the gains on sales of cellular interests; these gains are taxed at a lower rate than income from operations. In 1998 and 1997, state income taxes and gains on sales of cellular interests increased the effective rate above the statutory federal income tax rate.

TDS and the Company are parties to a Tax Allocation Agreement, pursuant to which the Company is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial reporting purposes, the Company computes federal income taxes as if it were filing a separate return as its own affiliated group and was not included in the TDS group. Subject to the completion of the proposed USM Merger, as defined below, TDS intends to terminate certain intercompany agreements between TDS and the Company, including the Tax Allocation Agreement, and replace those agreements with policies on substantially the same terms. See "Recent Developments" for further discussion of the USM Merger.

Net Income
----------

Net income totaled $129.8 million in 1998 and $18.5 million in 1997. Earnings per share was $1.49 in 1998 and $.21 in 1997. Net income and earnings per share for 1998 included significant gains on the sales of cellular interests, representing $110.2 million and $1.27 per share, respectively.

FINANCIAL RESOURCES AND LIQUIDITY
---------------------------------

The Company operates a capital- and marketing-intensive business. In recent years, the Company has generated operating cash flow and received cash proceeds from divestitures to fund most of its construction costs and substantially all of its operating expenses. The Company anticipates further increases in cellular units in service, revenues and cell sites as it continues its growth strategy. Operating cash flow may fluctuate from quarter to quarter depending on the seasonality of each of these factors.

Cash flows from operating activities provided $48.3 million in 1998 and $53.5 million in 1997. Operating cash flow provided $78.4 million in 1998 and $53.6 million in 1997. Cash flows from other operating activities (investment and other income, interest expense, changes in working capital and changes in other assets and liabilities) required $30.1 million in 1998 and $104,000 in 1997.

Cash flows from financing activities provided $93,000 in 1998 and, in 1997, required $5.8 million primarily for the repayment of borrowings under vendor financing agreements.

Cash flows from investing activities provided $460,000 in 1998 and required $51.5 million in 1997. The company received net cash proceeds totaling $118.9 million in 1998 related to sales of cellular interests. Cash distributions from cellular entities in which the Company has an interest provided $4.5 million in 1998 and $9.3 million in 1997. Cash required for property, plant and equipment and system development expenditures totaled $69.1 million in 1998, financed primarily with internally generated cash and the proceeds from the sales of cellular interests; and $53.1 million in 1997, financed primarily with internally generated funds. These expenditures primarily represent the construction of 38 and 49 cell sites in 1998 and 1997, respectively, plus other plant additions and costs related to the development of the Company's office systems. Acquisitions required $48.9 million in 1998.

Anticipated capital requirements for 1998 primarily reflect the Company's construction and system expansion program. The Company's construction and system expansion budget for 1998 is approximately $330 million, primarily for new cell sites to expand and enhance the Company's coverage in its service areas and for the enhancement of the Company's office systems.

Acquisitions, Divestitures and Exchanges
----------------------------------------

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

In the first three months of both 1998 and 1997, there were no completed acquisitions or divestitures of majority interests. In the first three months of 1998, the Company acquired minority interests in several markets, representing 225,000 pops, for a total of $42.0 million in cash, most of which was borrowed under the Company's Revolving Credit Facility.

In the first quarter of 1998, the Company divested minority interests in ten markets, representing approximately 872,000 pops. In exchange, the Company received approximately 3.9 million shares of AirTouch stock and cash and receivables totaling $120.4 million. Approximately $28.7 million of the total cash and receivables was pursuant to a contract right termination agreement entered into between the Company and TDS. This agreement was related to two interests which were sold directly by TDS to AirTouch and which were to be acquired by the Company as part of a June 1996 agreement between the Company and TDS. The contract right termination agreement enabled the Company to receive cash equal to the value of the gain the Company would have realized had it purchased the interests from TDS and sold them to AirTouch under terms similar to those in the agreement between TDS and AirTouch.

As of March 31, 1998, the Company had agreements pending to acquire a majority interest in one market and minority interests in six markets, representing 559,000 pops, for a total of $57.6 million in cash. Also at March 31, 1998, the Company had an agreement pending to divest a minority interest in one market, representing 63,000 pops, for approximately 236,000 shares of AirTouch stock.

Liquidity
---------

The Company anticipates that the aggregate resources required for the remainder of 1998 will include approximately $261 million for capital spending and approximately $58 million to complete pending acquisitions. The Company is generating substantial cash from its operations and anticipates financing its capital spending for 1998 primarily with internally generated cash, proceeds from the sale of cellular interests and short-term borrowings. The Company had $63 million of cash and cash equivalents at March 31, 1998. Additionally, the Company has the entire $500 million remaining under its Revolving Credit Facility.

Management believes that the nature of the interest rate bases related to the Company's current and potential future debt financing sources do not subject the Company to material market risk exposures.

Management believes that the Company's operating cash flows and sources of external financing, including the above-referenced Revolving Credit Facility, provide substantial financial flexibility for the Company to meet both its short- and long-term needs. The Company also currently has access to public and private capital markets to help meet its long-term financing needs. The Company anticipates issuing debt and equity securities only when capital requirements (including acquisitions), financial market conditions and other factors warrant.

Recent Developments
-------------------

On December 17, 1997, the Company received an offer from TDS to acquire all of the issued Common Shares of the Company which TDS does not own pursuant to a merger (the "USM Merger"), in exchange for a TDS tracking stock which tracks the performance of the Company. The Company's Board of Directors appointed Mr. Paul-Henri Denuit, an independent director of the Company, to a special committee (the "Special Committee") of the Board to consider this offer. The Special Committee retained the firm of Lazard Freres & Co. LLC as financial advisor and Squire, Sanders & Dempsey L.L.P. as legal advisor to the Special Committee. The Special Committee and its representatives have been conducting a due diligence review and have met with representatives of TDS relating to the TDS offer. The review by the Special Committee and its representatives is continuing. However, the Special Committee has expressed significant reservations about the TDS offer. At this time, there is no agreement between the Company and TDS relating to the TDS offer and there can be no assurance that an agreement will be reached or that, if an agreement is reached, it will be on the terms proposed by TDS.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY STATEMENT This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Annual Report to Shareholders contain "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. These statements contain potential risks and uncertainties; therefore, actual results may differ materially. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

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

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                    Unaudited
                                    ---------


                                                         Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                          1998         1997
                                                      -----------   -----------
                                                       (Dollars in thousands,
                                                      except per share amounts)
OPERATING REVENUES
   Service                                            $   236,344   $   179,585
   Equipment sales                                          8,813         4,999
                                                      -----------   -----------
      Total Operating Revenues                            245,157       184,584
                                                      -----------   -----------
OPERATING EXPENSES
   System operations                                       36,943        31,229
   Marketing and selling                                   50,001        37,802
   Cost of equipment sold                                  20,748        17,994
   General and administrative                              59,043        43,953
   Depreciation                                            35,920        21,509
   Amortization of intangibles                              9,347         8,652
                                                      -----------   -----------
      Total Operating Expenses                            212,002       161,139
                                                      -----------   -----------
OPERATING INCOME BEFORE MINORITY SHARE                     33,155        23,445
Minority share of operating income                         (1,182)       (2,865)
                                                      -----------   -----------

OPERATING INCOME                                           31,973        20,580
                                                      -----------   -----------
INVESTMENT AND OTHER INCOME
   Investment income                                       12,788        18,383
   Amortization of licenses related to investments           (333)         (532)
   Interest income                                          1,660           625
   Other (expense), net                                    (1,727)       (1,053)
   Gain on sale of cellular and other investments         179,992            --
                                                      -----------   -----------
      Total Investment and Other Income                   192,380        17,423
                                                      -----------   -----------

INCOME BEFORE INTEREST AND INCOME TAXES                   224,353        38,003
Interest expense - other                                   10,128         5,603
                                                      -----------   -----------

INCOME BEFORE INCOME TAXES                                214,225        32,400
Income tax expense                                         84,473        13,932
                                                      ----------    -----------
NET INCOME                                            $   129,752   $    18,468
                                                      ===========   ===========

WEIGHTED AVERAGE COMMON
   AND SERIES A COMMON SHARES (000s)                       87,239        86,148

EARNINGS PER COMMON AND
   SERIES A COMMON SHARE - BASIC                      $      1.49   $       .21
                                                      ===========   ===========

EARNINGS PER COMMON AND
    SERIES A COMMON SHARE - DILUTED                   $      1.49   $       .21
                                                      ===========   ===========

                     The accompanying notes to consolidated
                    financial statements are an integral part
                              of these statements.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                    Unaudited
                                    ---------
                                                          Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                           1998         1997
                                                      ------------  -----------
                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                         $    129,752  $    18,468
   Add (Deduct) adjustments to reconcile net income
      to net cash provided by operating activities
        Depreciation and amortization                       45,267       30,161
        Investment income                                  (12,788)     (18,383)
        Gain on sale of cellular and other investments    (179,992)          --
        Minority share of operating income                   1,182        2,865
        Other noncash expense                                5,824        4,070
        Change in accounts receivable                        2,621        1,508
        Change in accounts payable                           3,461        2,003
        Change in accrued taxes                              3,431        6,198
        Change in deferred taxes                            54,289        4,897
        Change in accrued interest                          (4,168)          33
        Change in unearned revenue                           1,350        1,476
        Change in other assets and liabilities              (1,916)         206
                                                      ------------  -----------
                                                            48,313       53,502
                                                      ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of vendor financing                                --       (5,830)
   Common Shares issued                                      1,050        1,168
   Capital (distributions) to minority partners               (957)      (1,110)
                                                      ------------  -----------
                                                                93       (5,772)
                                                      ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                    (56,479)     (45,828)
   System development costs                                (12,614)      (7,234)
   Investments in and advances to investment entities       (5,430)      (6,547)
   Distributions from investment entities                    4,454        9,294
   Proceeds from sale of cellular and other investments    118,892           --
   Acquisitions, excluding cash acquired                   (48,900)          --
   Other investments                                           306         (522)
   Change in temporary investments and marketable
      non-equitable securities                                 232         (634)
                                                      ------------   ----------
                                                               461      (51,471)
                                                      ------------   ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                         48,867       (3,741)
CASH AND CASH EQUIVALENTS-
   Beginning of period                                      13,851       14,377
                                                      ------------   ----------
   End of period                                      $     62,718   $   10,636
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
                                     ------

                                               (Unaudited)
                                             March 31, 1998    December 31, 1997
                                             ----------------  -----------------
                                                  (Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents
   General funds                             $       2,521       $      13,851
   Affiliated cash equivalents                      60,197                  --
                                             -------------       -------------
                                                    62,718              13,851
   Temporary cash investments                          427                 218
   Accounts Receivable
      Customers                                     77,291              81,387
      Roaming                                       31,313              30,689
      Affiliates                                     1,269                 170
      Other                                         18,534              17,536
   Inventory                                         9,777              11,836
   Prepaid expenses                                 12,925              15,714
   Other current assets                              3,484               3,963
                                             -------------       -------------
                                                   217,738             175,364
                                             -------------       -------------

PROPERTY, PLANT AND EQUIPMENT
   In service and under construction             1,261,937           1,212,575
   Less accumulated depreciation                   306,387             272,322
                                             -------------       -------------
                                                   955,550             940,253
                                             -------------       -------------

INVESTMENTS
   Licenses, net of accumulated amortization     1,142,450           1,150,924
   Cellular entities                                97,737             128,810
   Notes and interest receivable                    15,300              10,673
   Marketable equity securities                    189,026                  --
   Marketable non-equity securities                    429                 870
                                             -------------       -------------
                                                 1,444,942           1,291,277
                                             -------------       -------------
DEFERRED CHARGES
   System development costs,
      net of accumulated amortization               89,140              78,306
   Other, net of accumulated amortization           33,991              23,716
                                             -------------       -------------
                                                   123,131             102,022
                                             -------------       -------------
   Total Assets                              $   2,741,361       $   2,508,916
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
                      ------------------------------------

                                                (Unaudited)
                                              March 31, 1998   December 31, 1997
                                              --------------   -----------------
                                                    (Dollars in thousands)
CURRENT LIABILITIES
   Notes payable                              $           --    $        1,302
   Accounts payable
      Affiliates                                       2,504             2,466
      Other                                          102,609           101,263
   Accrued taxes                                      45,067            41,606
   Accrued interest                                    2,366             6,534
   Accrued compensation                               12,020             9,112
   Customer deposits and deferred revenues            22,369            21,019
   Other current liabilities                          19,534            20,934
                                              --------------    --------------
                                                     206,469           204,236
                                              --------------    --------------

LONG-TERM DEBT
   6% zero coupon convertible debentures             269,300           265,330
   7.25% unsecured notes                             250,000           250,000
                                              --------------    --------------
                                                     519,300           515,330
                                              --------------    --------------

DEFERRED LIABILITIES AND CREDITS
   Net deferred income tax liability                 161,385           100,725
   Other                                               4,433             5,397
                                              --------------    --------------
                                                     165,818           106,122
                                              --------------    --------------
MINORITY INTEREST                                     46,313            53,908
                                              --------------    --------------

COMMON SHAREHOLDERS' EQUITY
   Common Shares, par value $1 per share              54,266            54,232
   Series A Common Shares, par value $1
          per share                                   33,006            33,006
   Additional paid-in capital                      1,317,175         1,285,530
   Net unrealized gain on marketable equity
      securities                                      12,710                --
   Retained earnings                                 386,304           256,552
                                              --------------     -------------
                                                   1,803,461         1,629,320
                                              --------------     -------------
   Total Liabilities and Shareholders' Equity $    2,741,361     $   2,508,916
                                              ==============     =============


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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

2. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," effective December 31, 1997. Earnings per Common Share for 1997 have been restated to conform to current period presentation. The adoption of SFAS No. 128 had no effect on Earnings per Common Share - Basic or Diluted for 1997.

      The amounts used in computing Earnings per Common Share and the effect on income and the weighted average number of Common Series A Common Shares of dilutive potential common stock are as follows:

                                                          Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                         1998          1997
                                                      -----------   -----------
                                                     (Dollars and Common Shares
                                                            in thousands)

      Net Income used in Earnings Per
        Share-Basic and Diluted                       $   129,752   $   18,468
                                                      ===========   ==========

      Weighted average number of Common
        Shares used in Earnings Per Share-Basic            87,239       86,148
      Effect of Dilutive Securities:
        Stock Options and Stock Appreciation
           Rights                                              39           50
                                                      -----------   ----------
      Weighted Average Number of Common
        Shares used in Earnings Per Share-Diluted          87,278       86,198
                                                      ===========   ==========

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




      Earnings per Common and Series A Common Share for the three months ended March 31, 1998, contain significant income amounts related to gains on the sale of cellular and other investments. Excluding the after-tax effect of these gains, basic earnings per share was $.22 and diluted earnings per share was $.22 for the three months ended March 31, 1998.

3. Assuming that acquisitions accounted for as purchases during the period January 1, 1997, to March 31, 1998, had taken place on January 1, 1997, pro forma results of operations would have been as follows (there were no majority acquisitions with a material effect on earnings from January 1, 1998 to March 31, 1998):

                                                             Three Months Ended
                                                                March 31, 1997
                                                            --------------------
                                                          (Dollars in thousands,
                                                       except per share amounts)

        Service Revenues                                          $   199,307
        Equipment Sales                                                 6,912
        Interest Expense (including cost to finance acquisitions)       6,493
        Net Income                                                     20,918
        Earnings per Common and Series A Common Share - Basic             .24
        Earnings per Common and Series A Common Share - Diluted   $       .24

4.    Supplemental Cash Flow Information

      The Company acquired certain cellular licenses and interests during the first three months of 1998. There were no cellular licenses acquired during the first three months of 1997. In conjunction with these acquisitions, the following assets were acquired, liabilities assumed and Common Shares issued.

                                                            Three Months Ended
                                                              March 31, 1998
                                                            --------------------
                                                          (Dollars in thousands)

        Cellular licenses                                   $          34,080
        Other investments                                               7,000
        Minority interest                                               7,820
                                                            -----------------
        Decrease in cash due to acquisitions                $          48,900
                                                            =================

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




      The following summarizes certain noncash transactions, and interest and income taxes paid.

                                                          Three Months Ended
                                                               March 31,
                                                       -----------------------
                                                          1998          1997
                                                       ----------    ---------
                                                         (Dollars in thousands)

      Interest paid                                    $    9,091    $  1,755
      Income taxes paid                                    28,751       2,473
      Noncash interest expense                              4,987       3,847
      Common Shares issued by USM
        for conversion of USM Preferred Stock
        and TDS Preferred Shares                       $      --     $  1,121


5. Gain on sale of cellular and other investments in 1998 primarily reflects gains recorded on the sale of the Company's minority interests in ten markets and on cash received from TDS pursuant to an agreement between the Company and TDS.

6.     Other Comprehensive Income

       In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"), which requires companies to report all of the changes in shareholder's equity, except those resulting from investment by owners or distribution to owners ("Comprehensive Income"). The Company's Comprehensive Income
       includes Net Income and Unrealized Gains from Marketable Equity Securities that are classified as "available-for-sale". The following table summarizes the Company's Comprehensive Income.

                                                           Three Months Ended
                                                               March 31,
                                                          1998           1997
                                                     ------------   -----------
                                                        (Dollars in thousands)

       Net Income                                    $   129,752    $    18,468
       Other Comprehensive Income -
           Unrealized gains on securities, net of
           tax of $6,844                                  12,710             --
                                                     -----------    -----------
       Comprehensive Income                          $   142,462    $    18,468
                                                     ===========    ===========

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




7. On January 30, 1998, the Company completed a sale in which the Company received certain marketable equity securities (see note 5). At March 31, 1998, these noncurrent marketable equity securities are carried at the lower of cost ($169.5 million) or market value ($189.0 million) resulting in an unrealized gain of $12.7 million net of taxes ($6.8 million). The market value for the marketable equity securities is based on quoted market prices.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------
     (a) Exhibit 11 - Statement regarding computation of per share earnings is included herein as footnote 2 to the financial statements.

     (b)   Exhibit 12 - Statement regarding computation of ratios.

     (c)   Exhibit 27 - Financial Data Schedule.

     (d) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               UNITED STATES CELLULAR CORPORATION
                               ----------------------------------
                                         (Registrant)





Date   May 13, 1998
    ------------------         -----------------------------------
                               H. Donald Nelson
                               President
                               (Chief Executive Officer)


Date   May 13, 1998
    ------------------         -----------------------------------
                               Kenneth R. Meyers
                               Senior Vice President-Finance and Treasurer
                               (Chief Financial Officer)


Date   May 13, 1998
    ------------------         -----------------------------------
                               Phillip A. Lorenzini
                               Controller
                               (Principal Accounting Officer)