Form 10-Q
period 1998-06-30
UNITED STATES CELLULAR CORP
filed 1998-08-10
CIK 821130

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

For the quarterly period ended          June 30, 1998
                               -------------------------------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------   ----------------------

                          Commission File Number 1-9712

--------------------------------------------------------------------------------

                       UNITED STATES CELLULAR CORPORATION

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                       62-1147325
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

             8410 West Bryn Mawr, Suite 700, Chicago, Illinois 60631
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                               Yes   X    No
                                   -----     ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                     Outstanding at July 31, 1998
   -------------------                            ----------------------------
Common Shares, $1 par value                             54,370,720 Shares
Series A Common Shares, $1 par value                    33,005,877 Shares

--------------------------------------------------------------------------------

                       UNITED STATES CELLULAR CORPORATION
                       ----------------------------------

                         2ND QUARTER REPORT ON FORM 10-Q
                         -------------------------------


                                      INDEX
                                      -----



                                                                        Page No.
                                                                        --------

Part I.        Financial Information:

                  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition             2-13

                  Consolidated Statements of Operations -
                  Three Months and Six Months Ended June 30, 1998 and 1997   14

                  Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1998 and 1997                    15

                  Consolidated Balance Sheets -
                  June 30, 1998 and December 31, 1997                      16-17

                  Notes to Consolidated Financial Statements               18-21


Part II.       Other Information                                           22-23


Signatures                                                                   24

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

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

                             AND FINANCIAL CONDITION
                             -----------------------

RESULTS OF OPERATIONS
---------------------

Six Months Ended 6/30/98 Compared to Six Months Ended 6/30/97
-------------------------------------------------------------

United States Cellular Corporation (the "Company" - AMEX symbol: USM) owns, operates and invests in cellular markets throughout the United States. USM is an 81.0%-owned subsidiary of Telephone and Data Systems, Inc. ("TDS").

USM owned either majority or minority cellular interests in 181 markets at June 30, 1998, representing 25,675,000 population equivalents ("pops"). USM included the operations of 136 majority-owned and managed cellular markets, representing
23.0 million pops, in consolidated operations ("consolidated markets") as of June 30, 1998. Minority interests in 39 markets, representing 2.6 million pops, were accounted for using the equity method and were included in investment income at that date. All other interests, representing less than 100,000 pops in the aggregate, were accounted for using the cost method. Following is a table of summarized operating data for USM's consolidated operations.

                                         For the Six Months Ended or At June 30,
                                         ---------------------------------------
                                                            1998       1997
                                                            ----       ----
      Total market population (in thousands) (1)          24,136      21,844
      Customers                                        1,922,000   1,263,000
      Market penetration                                   7.96%       5.78%
      Markets in operation                                   136         132
      Cell sites in service                                1,864       1,485
      Average monthly revenue per customer            $    47.50  $    56.03
      Churn rate per month                                  1.8%        1.9%
      Marketing cost per gross customer addition      $      309  $      325 (2)

(1) Calculated using the respective population estimates for each year (Claritas for 1998, Donnelley for 1997).
(2) Recomputed to show the effect of change in current year presentation of certain expenses.

The Company's operating income for the first six months of 1998, which includes 100% of the revenues and expenses of its consolidated markets plus its corporate office operations, primarily reflects improvement in the Company's overall operations compared to the first six months of 1997. The improvement resulted from growth in the Company's customer base and revenues coupled with increasing economies of scale. Operating revenues, driven by increases in customers served, rose $133.1 million, or 33%. Operating expenses, excluding depreciation and amortization, rose $81.3 million, or 30%. Operating cash flow (operating income before minority share plus depreciation and amortization expense) increased $51.8 million, or 41%. Depreciation and amortization expense increased $34.1 million, or 55%. Operating income before minority share increased $17.7 million, or 27%.

The Company's operating results were also impacted by the effects of acquisitions and divestitures, primarily those related to the exchange of markets with BellSouth Corporation ("BellSouth") in the fourth quarter of 1997. In that transaction, the Company received operating markets serving a population of over four million in exchange for operating markets serving a population of approximately two million. The Company also divested certain minority interests and paid cash to BellSouth to complete the exchange. The operating markets acquired in that transaction, net of the operating markets divested, generated increases in the Company's overall revenues, operating expenses, operating cash flow and operating income. These increases were primarily due to the increase in the Company's customer base as a result of the exchange.

However, the results of certain of the Company's existing markets which are adjacent to the markets acquired were negatively impacted by the effects of the exchange. Specifically, inbound roaming revenue and, to a lesser extent, operating cash flow suffered the most negative impact in these markets. This impact was primarily due to the change in the nature and pricing of transactions in which customers from the acquired markets use their wireless phones when roaming in the Company's existing markets. Prior to the exchange, the Company's existing markets recorded inbound roaming revenue at premium rates; after the exchange, those markets recorded an intracompany transfer amount which is eliminated in the Company's consolidated financial statements.

Overall, the Company's revenues, operating cash flow and operating income were positively impacted by the effects of the BellSouth exchange. However, as a result of the Company's divestiture of several minority interests in the exchange, investment income was negatively impacted by the exchange.

Investment and other income increased $167.2 million to $210.6 million, due primarily to $189.8 million in gains on the sales of cellular interests realized in 1998. The increase in gains was partially offset by a 43% reduction in investment income, which decreased as a result of the exchange transaction with BellSouth in 1997 and by the sale of minority interests to AirTouch Communications, Inc. ("AirTouch") in 1998. Interest expense increased $7.7 million, or 63%, in 1998, primarily due to an increase in debt balances resulting from the Company's issuance of 7.25% unsecured notes ("Notes") in August 1997. Income tax expense increased $69.3 million to $108.7 million in 1998, primarily resulting from increased gains on the sales of cellular interests.

Net income totaled $162.5 million in 1998, an increase of $112.4 million from 1997. Both net income and earnings per share in 1998 reflect improved operating results and an increase in gains on the sales of cellular interests, partially offset by increased interest expense and reduced investment income. A summary of the after-tax effects of these gains on net income and earnings per share-diluted is shown below.

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                             1998        1997
                                                             ----        ----
                                (Dollars in thousands, except per share amounts)
Net income before after-tax effects of gains          $     46,456  $    47,249
Add: After-tax effects of gains                            116,081        2,911
                                                      ------------  -----------
Net income as reported                                $    162,537  $    50,160
                                                      ============  ===========
Earnings per share before after-tax effects of gains  $        .53  $       .55
Add: After-tax effects of gains                               1.33          .03
                                                      ------------  -----------
Earnings per share-diluted                            $       1.86  $       .58
                                                      ============  ===========


Operating Revenues
------------------

Operating revenues totaled $535.3 million in the first half of 1998, up $133.1 million, or 33%, over 1997. Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to the Company's local retail customers who use the local systems operated by the Company ("local retail"); (ii) charges to customers of other systems who use the Company's cellular systems when roaming ("inbound roaming"); and (iii) charges for long-distance calls made on the Company's systems. Service revenues totaled $517.3 million in 1998, up $125.3 million, or 32%, over 1997. The increase was primarily due to the growing number of local retail customers.

Average monthly service revenue per customer declined 15% to $47.50 in 1998 from $56.03 in 1997. The decrease in average monthly service revenue per customer resulted from a decrease in average revenue per minute of use from both local retail customers and inbound roamers. The addition of the markets acquired in the exchange with BellSouth in the fourth quarter of 1997 contributed to the decline in both local retail revenue per customer and inbound roaming revenue per customer. The acquired markets produce a lower amount of revenue per customer, and the addition of those markets caused the elimination of certain inbound roaming revenues between the Company's existing markets and the acquired markets. Also contributing to the overall decline in average monthly service revenue per customer was slower growth in inbound roaming minutes of use when compared to the growth in the Company's customer base.

Competitive pressures and the Company's increasing use of pricing and other incentive programs that encourage weekend and off-peak usage at reduced rates, in order to stimulate overall usage, resulted in a decrease in average local retail revenue per minute of use during 1998. The Company's average inbound roaming revenue per minute of use also decreased during 1998, in line with the ongoing trend toward reduced per minute prices for roaming negotiated between the Company and other cellular operators. Also, the Company believes that its customer base is growing faster than that of the cellular industry as a whole, which has a dilutive effect on inbound roaming revenue per customer. Inbound roaming minutes of use have been growing at a slower rate than the Company's customer base (35% growth in inbound roaming minutes in 1998 compared to 52% growth in the Company's customer base).

Local retail revenue increased $108.0 million, or 41%, in 1998. Growth in the Company's customer base was the primary reason for the increase in local retail revenue. The number of customers increased 52% to 1,922,000 at June 30, 1998 from 1,263,000 at June 30, 1997. The Company added 208,000 net new customers from its marketing channels in the first half of 1998 compared to 190,000 in 1997. Management anticipates that growth in the Company's customer base will be slower in the future, primarily as a result of an increase in the number of competitors in its markets.

Average monthly local retail revenue per customer declined 9% to $33.82 in 1998 from $37.21 in 1997. Monthly local retail minutes of use per customer decreased 4% to 102 in 1998 from 106 in 1997. Average revenue per minute of use decreased as a result of the pricing and other incentive programs stated previously. Average local retail revenue per minute totaled $.33 in 1998 compared to $.35 in 1997. The decrease in average monthly local retail revenue per customer is part of an industry-wide trend and is believed to be related to the tendency of the early customers in a market to be the heaviest users during peak business hours. It also reflects the increasing level of competition for wireless services and the Company's and the industry's continued penetration of the consumer market, which tends to include fewer peak business hour-usage customers.

Inbound roaming revenue increased $297,000, or less than 1%, in 1998. The lack of substantial growth in inbound roaming revenue is in part a result of the exchange of markets with BellSouth. Prior to the BellSouth exchange, revenue from BellSouth customers roaming in the Company's service areas was reported as inbound roaming revenue. Subsequent to the exchange, these roaming transactions are considered to be intracompany and the related intracompany revenues and expenses are therefore eliminated. The lack of growth was also attributable to the fact that, although the number of minutes used by customers from other wireless systems when roaming in the Company's service areas increased by 35%, this was fully offset by the decrease in average revenue per minute due to the downward trend in negotiated rates. Average inbound roaming revenue per minute totaled $.68 in 1998 and $.88 in 1997. Monthly inbound roaming revenue per Company customer averaged $9.45 in 1998 and $14.66 in 1997. The decrease in monthly inbound roaming revenue per Company customer is related to both the decrease in inbound roaming revenue per minute and the faster increase in the Company's customer base as compared to the growth in inbound roaming minutes of use.

Long-distance revenue increased $15.9 million, or 56%, in 1998 as the volume of long-distance calls billed by the Company increased. Monthly long-distance revenue per customer averaged $4.05 in 1998 and $4.04 in 1997.

Equipment sales revenues increased $7.8 million, or 77%, in 1998. The increase in equipment sales revenues reflects the 26% increase in the number of gross customer activations, to 403,000 in 1998 from 321,000 in 1997. Most of the gross customer activations were produced by the Company's direct and retail distribution channels; activations from these channels usually generate sales of cellular telephone units. The increase in revenues also reflects an increase in the volume of accessories sold, primarily in the Company's retail locations.

Operating Expenses
------------------

Operating expenses totaled $452.0 million in 1998, up $115.4 million, or 34%, over 1997. Beginning on January 1, 1998, the Company changed its income statement presentation of certain corporate marketing department expenses from general and administrative expenses to marketing and selling expenses, which the Company believes is the more appropriate classification for these expenses.
Amounts  have  been   reclassified  for  previous  years,   including  the  1997
information provided throughout this Form 10-Q. The effect of such reclassification is not material to either marketing and selling expenses or general and administrative expenses, and does not have any effect on operating income or net income.

System operations expenses increased $20.0 million, or 29%, in 1998 as a result of increases in customer usage expenses and costs associated with serving the Company's increased number of customers and the growing number of cell sites within the Company's systems. In total, system operations costs are expected to continue to increase as the number of customers using and the number of cell sites within the Company's systems grows.

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

Customer usage expenses increased $16.2 million, or 37%, in 1998. The increase in 1998 is primarily due to the increase in net outbound roaming expense, which has resulted from the Company offering its customers increasingly larger service footprints in which their calls are billed at local rates. In certain cases these service areas include other operators' service areas. The Company pays roaming rates to the other carriers for calls the Company's customers make in these areas, while charging those customers a local rate which is usually lower than the roaming rate. Also contributing to the increase in 1998 were costs related to the increase in minutes used on the Company's systems, partially offset by the reduction in costs related to fraudulent use of the Company's customers' cellular telephone numbers. These fraud-related costs totaled $2.5 million in 1998 and $4.8 million in 1997. The Company continues to implement procedures in its markets to combat this fraud, which is primarily related to roaming usage. Customer usage expenses represented 11% of service revenues both in 1998 and in 1997.

Maintenance, utility and cell site expenses increased $3.9 million, or 15%, in 1998. The increase primarily reflects a 26% increase in the number of cell sites in the Company's systems, to 1,864 in 1998 from 1,485 in 1997. Monthly maintenance, utility and cell site expenses totaled $2,759 and $3,082 per average cell site in 1998 and 1997, respectively.

Marketing and selling expenses increased $22.4 million, or 28%, in 1998. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent expenses; corporate marketing department salaries and expenses; local advertising; and public relations expenses. The increase was primarily due to the 26% rise in the number of gross customer activations. Marketing cost per gross customer activation, which includes marketing and selling expenses and losses on equipment sales, decreased 5% to $309 in 1998 from $325 in 1997. The decrease in cost per gross customer activation has been slowed somewhat by additional advertising expenses incurred to promote the Company's brand.

Cost of equipment sold increased $5.3 million, or 15%, in 1998. The increase reflects the growth in unit sales related to the 26% increase in gross customer activations. Also contributing to the increase was a greater volume of sales of accessories.

General and administrative expenses increased $33.5 million, or 37%, in 1998. These expenses include the costs of operating the Company's local business offices and its corporate expenses other than the corporate engineering and marketing departments. The increase includes the effects of increases in expenses required to serve the growing customer base in existing markets and an expansion of both local administrative office and corporate staff, necessitated by growth in the Company's business.
Employee-related expenses increased $12.3 million, or 28%, in 1998, primarily due to increases in the number of customer service and administrative employees. The Company is using an ongoing clustering strategy to combine local and customer service operations wherever feasible in order to gain operational efficiencies and reduce its per unit administrative expenses. Monthly general and administrative expenses per customer decreased 12% to $11.43 in 1998 from $13.01 in 1997.

Operating cash flow increased $51.8 million, or 41%, to $179.0 million in 1998. The improvement was primarily due to substantial growth in customers and service revenues, the effects of improved operational efficiencies on cash operating expenses and the effect of net acquisitions. Operating cash flow margins (as a percent of service revenues) were 34.6% in 1998 and 32.5% in 1997.

Depreciation expense increased $32.6 million, or 74%, in 1998. The increase reflects rising average fixed asset balances, which increased 36% in 1998, plus a reduction in useful lives of certain assets beginning in 1998 which increased depreciation expense by $10.3 million. Increased fixed asset balances resulted from the increase in cell sites built to improve coverage and capacity in the Company's markets and also from the acquisition of markets from BellSouth in 1997.

Operating Income before Minority Share
--------------------------------------

Operating income before minority share totaled $83.3 million in 1998 and $65.6 million in 1997. The operating income margin was 16.1% in 1998 and 16.7% in 1997. The improvement in operating income reflects increased revenues resulting from growth in the number of customers served by the Company's systems and the effect of continued operational efficiencies on total operating expenses. The slight decline in operating income margins reflect an increase in depreciation expense in 1998.

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

Management believes there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Additionally, competitors licensed to provide personal communications services ("PCS") have initiated service in certain of the Company's markets over the past two years. The Company expects certain PCS operators to complete initial deployment of PCS in portions of all of the Company's clusters by the end of 1998. The Company has increased its advertising, particularly brand advertising, in 1997 and 1998 to promote the United States Cellular(R) brand and distinguish the Company's service from other wireless communications providers. The Company's management continues to monitor other wireless communications providers' strategies to determine what effects additional competition will have on the Company's future strategies and results. While the effects of additional wireless competition have slowed customer growth in certain of the Company's markets, the overall effect on the Company's total customer growth to date has not been material. However, management anticipates that customer growth will be lower in the future, primarily as a result of the increase in the number of competitors in its markets.

Investment and Other Income
---------------------------

Investment and other income totaled $210.6 million in 1998 and $43.4 million in 1997. Gain on sale of cellular interests totaled $189.8 million in 1998, reflecting gains recorded on the sales of the Company's investment interests in twelve markets, and also related to cash received from Telephone and Data Systems, Inc. ("TDS"), the Company's parent organization, pursuant to an agreement between the Company and TDS. Gains totaling $8.2 million were recorded in the first half of 1997 from sales of the Company's majority interest in one market partition and one other minority interest. See "Financial Resources and Liquidity - Acquisitions and Divestitures" for further discussion of these transactions.

Investment income was $20.9 million in 1998 compared to $36.4 million in 1997, a 43% decrease. Investment income primarily represents the Company's share of net income from the markets managed by others that are accounted for by the equity method. Investment income in 1998 decreased as a result of the completion of the exchange transaction with BellSouth in 1997 and the divestitures of certain minority interests to AirTouch in the first half of 1998. See "Financial Resources and Liquidity - Acquisitions and Divestitures" for further discussions of these transactions.

Interest and Income Taxes
-------------------------

Interest expense totaled $19.9 million in 1998 compared to $12.2 million in 1997, a 63% increase. Interest expense in 1998 is primarily related to Liquid Yield Option Notes ("LYONs") ($8.0 million); the Company's 7.25% Notes issued during the third quarter of 1997 ($10.9 million); and borrowings under the Company's revolving credit facility with a series of banks ("Revolving Credit Facility") ($369,000). Interest expense in 1997 was primarily related to LYONs ($7.5 million), borrowings under vendor financing agreements ($3.5 million) and borrowings under the Revolving Credit Agreement with TDS ($1.0 million).

In August 1997, the Company sold $250 million principal amount of 7.25% Notes under a shelf registration statement, priced to yield 7.33% to maturity. The Notes are unsecured and become due in August 2007. Interest on the Notes is payable semi-annually on February 15 and August 15 of each year, commencing February 15, 1998. The Notes will be redeemable, in whole or in part, at the option of the Company at any time after August 2004. All borrowings under the vendor financing agreements were repaid in August 1997 with a portion of the proceeds from the Notes offering.

The LYONs are zero coupon convertible debentures which accrete interest at 6% annually, but do not require current cash payments of interest. All accreted interest is added to the outstanding principal balance on June 15 and December 15 of each year.

The Revolving Credit Facility is a seven-year facility which was established in 1997 to replace the Company's Revolving Credit Agreement with TDS as its primary short-term borrowing facility. Borrowings under this facility accrue interest at the London InterBank Offered Rate ("LIBOR") plus 26.5 basis points (for a rate of 5.9% at June 30, 1998). Interest payments are due quarterly; any borrowings made under the facility are short-term in nature and automatically renew until they are repaid. Any borrowings outstanding in August 2004, the termination date of the Revolving Credit Facility, are due and payable at that time along with any accrued interest. The Company borrowed and repaid amounts totaling $47 million during the first six months of 1998.

Income tax expense was $108.7 million in 1998 and $39.4 million in 1997. In 1998 and 1997, $73.7 million and $5.3 million of income tax expense, respectively, related to the gains on sales of cellular interests. In total, the effective tax rates were 40% in 1998 and 44% in 1997. The decrease in 1998's effective tax rate is primarily related to lower tax rates applied to gains on sales of cellular interests in 1998 compared to 1997.

TDS and the Company are parties to a Tax Allocation Agreement, pursuant to which the Company is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial reporting purposes, the Company computes federal income taxes as if it were filing a separate return as its own affiliated group and was not included in the TDS group. Subject to the completion of the proposed USM Merger, as defined below, TDS intends to amend certain intercompany agreements between TDS and the Company, including the Tax Allocation Agreement, or replace certain agreements with policies. See "TDS Tracking Stock Proposal" for further discussion of the USM Merger.

Net Income
----------

Net income totaled $162.5 million in 1998 and $50.2 million in 1997. Earnings per share was $1.86 in 1998 and $.58 in 1997. Net income and earnings per share for 1998 and 1997 included significant gains on the sales of cellular interests, representing $116.1 million and $1.33 per share in 1998 and $2.9 million and $.03 per share in 1997, respectively.

Three Months Ended 6/30/98 Compared to Three Months Ended 6/30/97
-----------------------------------------------------------------

Operating revenues totaled $290.1 million in the second quarter of 1998, up $72.5 million, or 33%, over 1997. Average monthly service revenue per customer decreased 14% to $50.16 in the second quarter of 1998 compared to $58.41 in the same period of 1997 for reasons generally the same as the first half of 1998.

Revenues from local customers' usage of the Company's systems increased $58.9 million, or 42%, in 1998 primarily due to the increased number of customers served. Average monthly local retail minutes of use per customer totaled 109 in the second quarter of 1998 compared to 111 in 1997. Also, as the number of customers and amount of revenue earned continued to grow, average revenue per minute of use continued to decline. As a result, average monthly local retail revenue per customer declined 8% to $35.39 in the second quarter of 1998 compared to $38.31 in 1997.

Inbound roaming revenue decreased $569,000, or 1%, in 1998. Monthly inbound roaming revenue per customer averaged $10.12 in 1998 compared to $15.74 in 1997.

Long-distance revenue increased $9.6 million, or 62%, in 1998 as the volume of long-distance calls billed by the Company increased. Monthly long-distance revenue per customer averaged $4.47 in 1998 and $4.25 in 1997.

Equipment sales revenue increased $4.0 million, or 77%, in 1998, primarily due to a 25% increase in gross customer activations and an increase in the sales of accessories.

Operating expenses totaled $240.0 million in the second quarter of 1998, up $64.5 million, or 37%, over 1997. System operations expenses increased $14.3 million, or 38%, in 1998 as a result of increased customer usage expenses and costs associated with maintaining 26% more cell sites than in 1997. Customer usage expenses were $36.8 million in 1998 compared to $24.3 million in 1997, primarily due to a $12.3 million increase in net outbound roaming expenses; maintenance, utility and cell site expenses were $15.6 million in 1998 compared to $13.8 million in 1997.

Marketing and selling expenses increased $10.2 million, or 25%, in 1998. The increase was primarily due to a 25% increase in the number of gross customer activations (excluding acquisitions and divestitures) to 205,000 in 1998 from 164,000 in 1997. Cost per gross customer activation was $305 in 1998 and $327 in 1997.

Cost of equipment sold increased $2.6 million, or 15%, in 1998. The increase reflects a rise in the number of cellular telephones sold in 1998.

General and administrative expenses increased $18.4 million, or 39%, in 1998, primarily related to the increase in customers served.

Operating cash flow increased $27.0 million, or 37%, to $100.6 million in 1998, and operating cash flow margins totaled 35.8% in 1998 and 34.7% in 1997.

Depreciation expense increased $18.2 million, or 80%, in 1998, reflecting a 35% increase in average fixed asset balances and a reduction in the useful lives of certain assets.

Operating income before minority share totaled $50.1 million in 1998 compared to $42.2 million in 1997, a 19% increase. The operating income margin decreased to 17.8% in 1998 from 19.8% in 1997. The improvement in operating income was primarily the result of increased revenues and improved operational efficiencies. The reduction in operating margin in 1998 reflects an increase in depreciation expense.

Investment income decreased $9.9 million, or 55%, in 1998 due to the effects of the sales of certain minority interests to AirTouch in 1998 and the exchange transaction with BellSouth in 1997. Gain on sale of cellular and other investments totaled $9.8 million in 1998 and $8.2 million in 1997. Total interest expense increased $3.2 million, or 48%, in 1998. Interest expense in 1998 is primarily related to LYONs ($4.0 million) and the Notes ($5.4 million). Interest expense in 1997 is primarily related to LYONs ($3.8 million), borrowings under vendor financing agreements ($1.7 million) and borrowings under the Revolving Credit Agreement with TDS ($1.0 million). Income tax expense totaled $24.3 million in 1998 and $25.5 million in 1997. In 1998 and 1997, $3.9 million and $5.3 million of income tax expense, respectively, related to gains on sales of cellular interests.

Net income totaled $32.8 million in 1998 compared to $31.7 million in 1997. Both net income and earnings per share in 1998 reflect improved operating results and an increase in gains on the sales of cellular interests, partially offset by increased interest expense and reduced investment income. A summary of the after-tax effect of gains on net income and earnings per share is shown below.

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                            1998         1997
                                                            ----         ----
                                (Dollars in thousands, except per share amounts)
Net income before after-tax effects of gains           $   26,943    $   28,781
Add: After-tax effects of gains                             5,842         2,911
                                                       ----------    ----------
Net income as reported                                 $   32,785    $   31,692
                                                       ==========    ==========
Earnings per share before after-tax effects of gains   $      .31    $      .33
Add: After-tax effects of gains                               .07           .04
                                                       ----------    ----------
Earnings per share as reported                         $      .38    $      .37
                                                       ==========    ==========

FINANCIAL RESOURCES AND LIQUIDITY
---------------------------------

The Company operates a capital- and marketing-intensive business. In recent years, the Company has generated operating cash flow and received cash proceeds from divestitures to fund most of its construction costs and substantially all of its operating expenses. The Company anticipates further increases in cellular units in service, revenues, operating cash flow and cell sites as it continues its growth strategy. Operating cash flow may fluctuate from quarter to quarter depending on the seasonality of each of these growth factors.

Cash flows from operating activities provided $100.9 million in 1998 and $103.2 million in 1997. Operating cash flow provided $179.0 million in 1998 and $127.2 million in 1997. Cash flows from other operating activities (investment and other income, interest expense, changes in working capital and changes in other assets and liabilities) required $78.1 million in 1998 and $24.0 million in 1997, primarily reflecting increases in income taxes and interest paid.

Cash flows from financing activities required $1.2 million in 1998 and provided $47.2 million in 1997. In 1997, borrowings under the Revolving Credit Agreement with TDS provided $60.3 million, primarily for acquisitions and to pay income taxes, while repayments of debt under vendor financing agreements required $11.7 million.

Cash flows from investing activities required $50.9 million in 1998 and $163.0 million in 1997. Cash required for property, plant and equipment and system development expenditures totaled $137.0 million in 1998 and $161.1 million in 1997, financed primarily with internally generated cash and the proceeds from the sales of cellular interests. These expenditures primarily represent the construction of 102 and 163 cell sites in 1998 and 1997, respectively, plus other plant additions and costs related to the development of the Company's office systems. The Company received net cash proceeds totaling $120.2 million in 1998 and $21.4 million in 1997 related to sales of cellular interests. Cash distributions from cellular entities in which the Company has an interest provided $11.9 million in 1998 and $21.8 million in 1997. Acquisitions required $43.6 million in 1998 and $36.6 million in 1997.

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

In the first six months of 1998, the Company acquired majority interests in two markets and minority interests in several markets, representing 432,000 pops, for a total consideration of $57.6 million. The consideration consisted of cash and approximately 46,000 USM Common Shares.

In the first six months of 1997, the Company acquired a majority interest in one market and several minority interests, representing 246,000 pops, for a total consideration of $36.6 million. The consideration consisted of cash borrowings under the Revolving Credit Agreement with TDS.

In the first half of 1998, the Company divested minority interests in 12 markets, representing approximately 936,000 pops. In exchange, the Company received approximately 4.1 million shares of AirTouch stock and cash and receivables totaling $120.5 million. Approximately $28.7 million of the total cash received was pursuant to a contract right termination agreement entered into between the Company and TDS. This agreement was related to two interests which were sold directly by TDS to AirTouch and which were to be acquired by the Company as part of a June 1996 agreement between the Company and TDS. The contract right termination agreement enabled the Company to receive cash equal to the value of the gain the Company would have realized had it purchased the interests from TDS and sold them to AirTouch under terms similar to those in the agreement between TDS and AirTouch.

In the first half of 1997, the Company sold a majority interest in one market partition and a minority interest in one other market, representing 143,000 pops. The Company received cash and receivables totaling $22.7 million as consideration for these sales.

As of June 30, 1998, the Company had agreements pending to acquire majority interests in three markets, representing 603,000 pops, for consideration totaling $77.0 million, primarily consisting of cash. Also at June 30, 1998, the Company had an agreement pending to divest a majority interest in one market, representing 262,000 pops, for a total consideration of $35.2 million. The Company expects these transactions to be completed by the end of 1998.

Liquidity
---------

The Company anticipates that the aggregate resources required for the remainder of 1998 will include approximately $193 million for capital spending and approximately $77 million to complete pending acquisitions. The Company is generating substantial cash from its operations and anticipates financing its capital spending for 1998 primarily with internally generated cash, proceeds from the sale of cellular interests and short-term borrowings. The Company had $63 million of cash and cash equivalents at June 30, 1998 and expects to receive approximately $35 million from a pending divestiture. Additionally, the Company has the entire $500 million remaining under its Revolving Credit Facility to meet any short-term borrowing requirements.

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

TDS Tracking Stock Proposal
---------------------------

On December 17, 1997, the Company received an offer from TDS to acquire all of the issued Common Shares of the Company which TDS does not own pursuant to a merger (the "USM Merger"), in exchange for a TDS tracking stock which tracks the performance of the Company. The Company's Board of Directors appointed Mr. Paul-Henri Denuit, an independent director of the Company, to a special committee (the "Special Committee") of the Board to consider this offer. The Special Committee retained the firm of Lazard Freres & Co. LLC as financial advisor and Squire, Sanders & Dempsey L.L.P. as legal advisor to the Special Committee. The Special Committee and its representatives have conducted a due diligence review and have held meetings with representatives of TDS relating to the TDS offer. TDS is attempting to seek to negotiate an agreement with the Special Committee to acquire the Company's Common Shares that it does not own on mutually acceptable terms. At this time, there is no agreement between the Company and TDS relating to the TDS offer and there can be no assurance that an agreement will be reached with respect to the USM Merger.


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
                                    ---------

                                                         Three Months Ended          Six Months Ended
                                                               June 30,                   June 30,
                                                      ----------------------    ----------------------
                                                          1998         1997         1998        1997
                                                      ---------    ---------    ---------    ---------
                                                      (Dollars in thousands, except per share amounts)
OPERATING REVENUES
    Service                                           $ 280,931    $ 212,394    $ 517,275    $ 391,979
    Equipment sales                                       9,177        5,185       17,990       10,184
                                                      ---------    ---------    ---------    ---------
        Total Operating Revenues                        290,108      217,579      535,265      402,163
                                                      ---------    ---------    ---------    ---------
OPERATING EXPENSES
    System operations                                    52,367       38,048       89,310       69,277
    Marketing and selling                                51,328       41,088      101,329       78,890
    Cost of equipment sold                               20,357       17,763       41,105       35,757
    General and administrative                           65,477       47,095      124,520       91,048
    Depreciation                                         40,878       22,722       76,798       44,231
    Amortization of intangibles                           9,564        8,709       18,911       17,361
                                                      ---------    ---------    ---------    ---------
        Total Operating Expenses                        239,971      175,425      451,973      336,564
                                                      ---------    ---------    ---------    ---------
OPERATING INCOME BEFORE
  MINORITY SHARE                                         50,137       42,154       83,292       65,599
Minority share of operating income                       (1,513)      (4,383)      (2,695)      (7,248)
                                                      ---------    ---------    ---------    ---------

OPERATING INCOME                                         48,624       37,771       80,597       58,351
                                                      ---------    ---------    ---------    ---------

INVESTMENT AND OTHER INCOME
    Investment income                                     8,102       18,040       20,890       36,423
    Amortization of licenses related to investments        (226)        (536)        (559)      (1,068)
    Interest income                                       1,607          958        3,267        1,583
    Other (expense), net                                 (1,079)        (729)      (2,806)      (1,782)
    Gain on sale of cellular and other investments        9,767        8,237      189,759        8,237
                                                      ---------    ---------    ---------    ---------
        Total Investment and Other Income                18,171       25,970      210,551       43,393
                                                      ---------    ---------    ---------    ---------
INCOME BEFORE INTEREST
  AND INCOME TAXES                                       66,795       63,741      291,148      101,744

INTEREST EXPENSE

    Interest expense - other                              9,760        5,564       19,888       11,167
    Interest expense - affiliate                             --        1,014           --        1,014
                                                      ---------    ---------    ---------    ---------
        Total Interest Expense                            9,760        6,578       19,888       12,181
                                                      ---------    ---------    ---------    ---------
INCOME BEFORE INCOME TAXES                               57,035       57,163      271,260       89,563
Income tax expense                                       24,250       25,471      108,723       39,403
                                                      ---------    ---------    ---------    ---------
NET INCOME                                            $  32,785    $  31,692    $ 162,537    $  50,160
                                                      =========    =========    =========    =========
WEIGHTED AVERAGE COMMON
  AND SERIES A COMMON SHARES (000s)                      87,342       86,177       87,290       86,163
EARNINGS PER COMMON AND
  SERIES A COMMON SHARE-BASIC                         $     .38    $     .37    $    1.86    $     .58
                                                      =========    =========    =========    =========

EARNINGS PER COMMON AND SERIES A
  COMMON SHARE ASSUMING-DILUTED                       $     .38    $     .37    $    1.86    $     .58
                                                      =========    =========    =========    =========



                     The accompanying notes to consolidated
                    financial statements are an integral part
                              of these statements.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                    Unaudited
                                    ---------
                                                            Six Months Ended
                                                                June 30,
                                                          ---------------------
                                                             1998       1997
                                                          ---------   ---------
                                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $ 162,537   $  50,160
   Add (Deduct) adjustments to reconcile net income
      to net cash provided by operating activities
        Depreciation and amortization                        95,709      61,592
        Deferred taxes                                       66,057      12,497
        Investment income                                   (20,890)    (36,423)
        Gain on sale of cellular and other investments     (189,759)     (8,237)
        Minority share of operating income                    2,695       7,248
        Other noncash expense                                11,555      11,019
        Change in accounts receivable                       (14,663)    (17,284)
        Change in accounts payable                               19      10,432
        Change in accrued taxes                             (11,942)      7,320
        Change in accrued interest                              310         425
        Change in unearned revenue                            1,994       4,717
        Change in other assets and liabilities               (2,724)       (305)
                                                          ---------    --------
                                                            100,898     103,161
                                                          ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of vendor financing                                 --     (11,718)
   Borrowings from Revolving Credit Facility                 47,000          --
   Repayment of Revolving Credit Facility                   (47,000)         --
   Change in Revolving Credit Agreement - TDS                    --      60,303
   Change in notes payable                                   (1,302)         --
   Common Shares issued                                       1,877       1,394
   Capital (distributions) to minority partners              (1,753)     (2,792)
                                                          ---------    --------
                                                             (1,178)     47,187
                                                          ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment              (115,967)   (144,097)
   System development costs                                 (21,025)    (16,961)
   Investments in and advances to investment entities        (3,561)     (6,219)
   Distributions from investment entities                    11,890      21,823
   Proceeds from sale of cellular and other investments     120,244      21,384
   Acquisitions, excluding cash acquired                    (43,643)    (36,606)
   Other investments                                            409      (1,163)
   Change in temporary cash and marketable
      non-equity securities                                     795      (1,208)
                                                           --------    --------
                                                            (50,858)   (163,047)
                                                          ---------    --------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                          48,862     (12,699)

CASH AND CASH EQUIVALENTS-
   Beginning of period                                       13,851      14,377
                                                          ---------   ---------
   End of period                                          $  62,713   $   1,678
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
                                      ------

                                              (Unaudited)
                                             June 30, 1998   December 31, 1997
                                           ----------------  -----------------
                                                  (Dollars in thousands)
CURRENT ASSETS
   Cash and cash equivalents
      General funds                            $   20,905   $   13,851
      Affiliated cash equivalents                  41,808           --
                                               ----------   ----------
                                                   62,713       13,851
   Temporary cash investments                         293          218
   Accounts receivable
      Customers                                    95,903       81,387
      Roaming                                      39,578       30,689
      Affiliates                                       53          170
      Other                                         8,600       17,536
   Inventory                                        9,936       11,836
   Prepaid expenses                                11,225       15,714
   Other current assets                             3,440        3,963
                                              -----------   ----------
                                                  231,741      175,364
                                              -----------   ----------
PROPERTY, PLANT AND EQUIPMENT
   In service and under construction            1,267,882    1,212,575
   Less accumulated depreciation                  327,646      272,322
                                              -----------   ----------
                                                  940,236      940,253
                                              -----------   ----------
INVESTMENTS
   Licenses, net of accumulated amortization    1,191,922    1,150,924
   Cellular entities                               90,428      128,810
   Notes and interest receivable                   15,047       10,673
   Marketable equity securities                   239,416           --
   Marketable non-equity securities                    --          870
                                              -----------   ----------
                                                1,536,813    1,291,277
                                              -----------   ----------
DEFERRED CHARGES
   System development costs,
       net of accumulated amortization             95,708       78,306
   Other, net of accumulated amortization          33,168       23,716
                                              -----------   ----------
                                                  128,876      102,022
                                              -----------   ----------
   Total Assets                               $ 2,837,666   $2,508,916
                                              ===========   ==========



                     The accompanying notes to consolidated
                    financial statements are an integral part
                              of these statements.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
                                                        (Unaudited)
                                                       June 30, 1998  December 31, 1997
                                                       -------------  -----------------
                                                          (Dollars in thousands)
CURRENT LIABILITIES
   Notes payable                                         $       --   $    1,302
   Accounts payable
      Affiliates                                              1,752        2,466
      Other                                                 129,083      101,263
   Accrued taxes                                             29,976       41,606
   Accrued interest                                           7,066        6,534
   Accrued compensation                                      10,851        9,112
   Customer deposits and deferred revenues                   23,099       21,019
   Other current liabilities                                 15,616       20,934
                                                         ----------   ----------
                                                            217,443      204,236

LONG-TERM DEBT
   6% zero coupon convertible debentures                    273,290      265,330
   7.25% unsecured notes                                    250,000      250,000
                                                         ----------   ----------
                                                            523,290      515,330
                                                         ----------   ----------
DEFERRED LIABILITIES AND CREDITS
   Net deferred income tax liability                        186,723      100,725
   Other                                                      4,977        5,397
                                                         ----------   ----------
                                                            191,700      106,122
                                                         ----------   ----------
MINORITY INTEREST                                            41,681       53,908
                                                         ----------   ----------

COMMON SHAREHOLDERS' EQUITY
   Common Shares, par value $1 per share                     54,340       54,232
   Series A Common Shares, par value $1 per share            33,006       33,006
   Additional paid-in capital                             1,319,231    1,285,530
   Net unrealized gain on marketable equity securities       37,886           --
   Retained earnings                                        419,089      256,552
                                                         ----------   ----------
                                                          1,863,552    1,629,320
                                                         ----------   ----------
   Total Liabilities and Shareholders' Equity            $2,837,666   $2,508,916
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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997, and the results of operations and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the six months ended June 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

2. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," effective December 31, 1997. Earnings per Common Share for 1997 have been restated to conform to current period presentation. The adoption of SFAS No. 128 had no effect on Earnings per Common Share - Basic and increased Earnings per Common Share-Diluted by $.01 for 1997.

      The amounts used in computing Earnings per Common Share and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

                                                  Three Months Ended   Six Months Ended
                                                        June 30,            June 30,
                                                  ------------------  ------------------
                                                   1998        1997      1998       1997
                                                   ----        ----      ----       ----
                                                           (Dollars in thousands)

Net Income used in Earnings Per
   Share-Basic and Diluted                       $ 32,785   $ 31,692   $162,537   $ 50,160
                                                 ========   ========   ========   ========

Weighted average number of Common
   Shares used in Earnings Per Share-Basic         87,342     86,177     87,290     86,163
Effect of Dilutive Securities:
   Stock Options and Stock Appreciation Rights         40         48         49         49
                                                 --------   --------   --------   --------
Weighted Average Number of Common
   Shares used in Earnings Per Share-Diluted       87,382     86,225     87,339     86,212
                                                 ========   ========   ========   ========

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




        Earnings per Common and Series A Common Share for the three and six months ended June 30, 1998, contain significant income amounts related to gains on the sale of cellular and other investments. Excluding the after-tax effect of these gains, basic and diluted earnings per share was $.31 for the three months ended June 30, 1998 and basic and diluted earnings per share was $.53 for the six months ended June 30, 1998.

3. Assuming that acquisitions accounted for as purchases during the period January 1, 1997, to June 30, 1998, had taken place on January 1, 1997, pro forma results of operations would have been as follows:

                                                              Six Months Ended
                                                                  June 30,
                                                             -------------------
                                                               1998       1997
                                                             --------   --------
                                                          (Dollars in thousands,
                                                       except per share amounts)

Service Revenues                                             $518,209   $426,288
Equipment Sales                                                18,014     14,015
Interest Expense (including cost to finance acquisitions)      19,889     13,223
Net Income                                                    162,693     58,638
Earnings per Common and Series A Common Share-Basic              1.86        .67
Earnings per Common and Series A Common Share-Diluted            1.86        .67

4.    Supplemental Cash Flow Information

      The Company acquired certain cellular licenses and interests during the first six months of 1998 and 1997. In conjunction with these acquisitions, the following assets were acquired, liabilities assumed and Common Shares issued.

                                                           Six Months Ended
                                                                June 30,
                                                       ------------------------
                                                         1998            1997
                                                       --------        --------
                                                        (Dollars in thousands)

Property, plant and equipment                          $  5,447        $     --
Cellular licenses                                        27,563          36,719
Decrease in equity-method investment
   in cellular interests                                 (4,222)             --
Decrease in minority investments                         13,168              --
Other assets and liabilities,
   excluding cash acquired                                2,990            (113)
Common Shares issued                                     (1,303)             --
                                                       --------        --------
Decrease in cash due to acquisitions                   $ 43,643        $ 36,606
                                                       ========        ========

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




        The following summarizes certain noncash transactions and interest and income taxes paid.


                                                           Six Months Ended
                                                              June 30,
                                                       -------------------------
                                                         1998              1997
                                                       -------           -------
                                                         (Dollars in thousands)

Interest paid                                          $ 9,313           $ 4,105
Income taxes paid                                       61,302            22,810
Noncash interest expense                                 7,960             7,651

5. Gain on sale of cellular and other investment in 1998 primarily reflects gains recorded on the sale of the Company's minority interests in twelve markets and on cash received from TDS pursuant to an agreement between the Company and TDS.

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


                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                       -------------------   -------------------
                                         1998       1997      1998       1997
                                       -------    --------   --------   --------
                                                 (Dollars in thousands)

Net Income                             $ 32,785   $ 31,692   $162,537   $ 50,160

Other Comprehensive Income-
   Unrealized gains on securities,
   net of tax of $20,443                 37,886         --     37,886         --
                                       --------   --------   --------   --------

Comprehensive Income                   $ 70,671   $ 31,692   $200,423   $ 50,160
                                       ========   ========   ========   ========

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




7. On January 30, 1998 and April 6, 1998, the Company completed sales in which the Company received certain marketable equity securities (see note 5). At June 30, 1998, these noncurrent marketable equity securities are carried at the lower of cost ($181.1 million) or market value ($239.4 million) resulting in an unrealized gain of $37.9 million net of taxes ($20.4 million). The market value for the marketable equity securities is based on quoted market prices.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4.  Submission of Matters to a Vote of Security-Holders.
-------------------------------------------------------------

        At the Annual Meeting of Shareholders of USM, held on May 13, 1998, the following number of votes were cast for the matters indicated:

1.a. Election of one Class II director of the Company by the holders of Series A Common Shares:

                                                                Broker
        Nominee                  For         Withhold          Non-Vote
--------------------------------------------------------------------------------
        Murray L. Swanson    330,058,770       -0-                -0-

1.b.  Election  of one Class II director of the Company by the holders of Common
Shares:

                                                               Broker
        Nominee                For           Withhold         Non-Vote
--------------------------------------------------------------------------------
        Paul Henri-Denuit   51,443,590        92,870            -0-

1.c.  Election of one Class III  director of the Company by the holder of Common
Shares:

                                                               Broker
        Nominee                For           Withhold         Non-Vote
--------------------------------------------------------------------------------
        J. Samuel Crowley   51,443,624        92,836            -0-

2. Proposal to approve the Company's 1998 Long-Term Incentive Program:

                                                                       Broker
                                For          Against    Abstain       Non-Vote
                             -------------------------------------------------
        Series A
          Common Shares      330,058,770        -0-         -0-          -0-

        Common Shares         51,176,812     347,101     12,547          -0-
                             -----------     -------     ------          ---

             Total           381,235,582     347,101     12,547          -0-
                             ===========     =======     ======          ===

3. Proposal to Ratify the Selection of Arthur Andersen LLP as Independent Public Accountants for 1998:

                                                                         Broker
                               For         Against        Abstain       Non-Vote
                            ----------------------------------------------------
        Series A
          Common Shares     330,058,770        -0-            -0-           -0-

        Common Shares        51,176,812     347,101        12,547           -0-
                            -----------     -------        ------           ---

             Total          381,235,582     347,101        12,547           -0-
                            ===========     =======        ======           ===

                           PART II. OTHER INFORMATION
                           --------------------------


Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

    (a) Exhibits:

                      Exhibit 11 - Statement regarding computation of per share earnings is included herein as footnote 2 to the financial statements.

                      Exhibit 12 - Statement regarding computation of ratios.

                      Exhibit 27 - Financial Data Schedule.


   (b) Reports on Form 8-K filed during the quarter ended June 30, 1998:

       No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     UNITED STATES CELLULAR CORPORATION
                                     ----------------------------------
                                                (Registrant)





Date    August 10, 1998                      H. DONALD NELSON
     --------------------            -----------------------------------
                                     H. Donald Nelson
                                     President
                                     (Chief Executive Officer)


Date    August 10, 1998                      KENNETH R. MEYERS
     -------------------             -----------------------------------
                                     Kenneth R. Meyers
                                     Senior Vice President-Finance and Treasurer
                                     (Chief Financial Officer)


Date    August 10, 1998                      PHILLIP A. LORENZINI
     -------------------             -----------------------------------
                                     Phillip A. Lorenzini
                                     Controller
                                     (Principal Accounting Officer)