Form 10-Q
period 1998-09-30
UNITED STATES CELLULAR CORP
filed 1998-11-13
CIK 821130

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

For the quarterly period ended            September 30, 1998
                               -------------------------------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  ------------------------

                          Commission File Number 1-9712

--------------------------------------------------------------------------------


                       UNITED STATES CELLULAR CORPORATION


--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


         Delaware                             62-1147325
-------------------------------   -------------------------------------
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

                             Yes   X    No
                                 -----     ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at October 30, 1998
------------------------------------         -------------------------------
   Common Shares, $1 par value                      54,376,700 Shares
Series A Common Shares, $1 par value                33,005,877 Shares

--------------------------------------------------------------------------------

                       UNITED STATES CELLULAR CORPORATION
                       ----------------------------------

                         3RD QUARTER REPORT ON FORM 10-Q
                         -------------------------------

                                      INDEX
                                      -----



                                                                         Page(s)
No.                                                                      -------
---

Part I.   Financial Information

          Management's Discussion and Analysis of
             Results of Operations and Financial Condition                  2-16

          Consolidated Statements of Operations -
             Three Months and Nine Months Ended September 30, 1998 and 1997   17

          Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 1998 and 1997                    18

          Consolidated Balance Sheets -
             September 30, 1998 and December 31, 1997                      19-20

          Notes to Consolidated Financial Statements                       21-23


Part II.  Other Information                                                   24


Signatures                                                                    25

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

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

                             AND FINANCIAL CONDITION
                             -----------------------

RESULTS OF OPERATIONS
---------------------

Nine Months Ended 9/30/98 Compared to Nine Months Ended 9/30/97
---------------------------------------------------------------

United States Cellular Corporation (the "Company" - AMEX symbol: USM) owns, operates and invests in cellular markets throughout the United States. USM is an 81.0%-owned subsidiary of Telephone and Data Systems, Inc. ("TDS").

USM owned either majority or minority cellular interests in 184 markets at September 30, 1998, representing 26,126,000 population equivalents ("pops"). USM included the operations of 136 majority-owned and managed cellular markets, representing 23.0 million pops, in consolidated operations ("consolidated markets") as of September 30, 1998. Minority interests in 39 markets, representing 2.6 million pops, were accounted for using the equity method and were included in investment income at that date. All other interests were accounted for using the cost method. Following is a table of summarized operating data for USM's consolidated operations.

                                   For the Nine Months Ended or At September 30,
                                   ---------------------------------------------
                                                          1998        1997
                                                          ----        ----
Total market population (in thousands) (1)               24,136      21,844
Customers                                             2,018,000   1,357,000
Market penetration                                        8.36%       6.21%
Markets in operation                                        136         132
Cell sites in service                                     1,958       1,556
Average monthly revenue per customer                 $    48.87  $    56.58
Churn rate per month                                       1.8%        1.9%
Marketing cost per gross customer addition           $      314  $      328 (2)

(1) Calculated using the respective population estimates for each year (Claritas for 1998, Donnelley for 1997).
(2) Recomputed to show the effect of change in current year presentation of certain expenses.

The Company's operating income for the first nine months of 1998, which includes 100% of the revenues and expenses of its consolidated markets plus its corporate office operations, primarily reflects improvement in the Company's overall operations compared to the first nine months of 1997. The improvement resulted from growth in the Company's customer base and revenues coupled with increasing economies of scale. Operating revenues, driven by increases in customers served, rose $215.1 million, or 34%. Cash operating expenses rose $126.7 million, or 30%. Operating cash flow (operating income before minority share plus depreciation and amortization expense) increased $88.4 million, or 43%. Depreciation and amortization expense increased $53.1 million, or 56%. Operating income before minority share increased $35.3 million, or 32%.

The Company's operating results were also impacted by the effects of acquisitions and divestitures, primarily those related to the exchange of markets with BellSouth Corporation ("BellSouth") in the fourth quarter of 1997. In that transaction, the Company received operating markets serving a total population of over four million in exchange for operating markets serving a total population of approximately two million. The Company also divested certain minority interests and paid cash to BellSouth to complete the exchange. The operating markets acquired in that transaction, net of the operating markets divested, generated increases in the Company's overall revenues, operating expenses, operating cash flow and operating income. These increases were primarily due to the increase in the Company's customer base as a result of the exchange.

However, the results of certain of the Company's existing markets which are adjacent to the markets acquired were negatively impacted by the effects of the exchange, when viewed on a standalone basis. Specifically, inbound roaming revenue and, to a lesser extent, operating cash flow suffered the most negative impact in these markets. This impact was primarily due to the change in the nature and pricing of transactions in which customers from the acquired markets use their wireless phones when roaming in the Company's existing markets. Prior to the exchange, the Company recorded inbound roaming revenue at premium rates; after the exchange, the Company recorded outbound roaming revenue, which is reported in the financial statements as an offset to system operations expense, at less than premium rates.

Overall, the Company's revenues, operating cash flow and operating income were positively impacted by the effects of the BellSouth exchange. However, as a result of the Company's divestiture of several minority interests in the exchange, investment income was reduced by the exchange, by an amount that was less than the exchange's impact on operating income. In total, the BellSouth exchange has had a slightly positive effect on net income and earnings per share to date.

Investment and other income increased $149.2 million to $221.8 million, due primarily to an increase of $176.3 million in gains on the sales of cellular interests in 1998. The increase in gains was partially offset by a $29.1 million, or 48%, reduction in investment income, which was negatively affected by the exchange transaction with BellSouth in 1997 and by the sale of minority interests to AirTouch Communications, Inc. ("AirTouch") in 1998. Interest expense increased $9.5 million, or 47%, in 1998, primarily due to an increase in debt balances resulting from the Company's issuance of 7.25% unsecured notes ("Notes") in August 1997. Income tax expense increased $69.3 million to $135.4 million in 1998, primarily resulting from increased gains on the sales of cellular interests.

Net income totaled $197.9 million in 1998, an increase of $111.6 million from 1997. Both net income and earnings per share in 1998 reflect an increase in gains on the sales of cellular interests and improved operating results, partially offset by reduced investment income and increased interest expense. A summary of the after-tax effects of these gains on net income and earnings per share-diluted is shown below.

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                          1998            1997
                                                          ----            ----
                                (Dollars in thousands, except per share amounts)
Net income before after-tax effects of gains          $    81,865     $   79,263
Add: After-tax effects of gains                           116,081          7,119
                                                      -----------     ----------
Net income as reported                                $   197,946     $   86,382
                                                      ===========     ==========


Earnings per share before after-tax
   effects of gains                                   $       .94     $      .92
Add: After-tax effects of gains                              1.33            .08
                                                      -----------     ----------
Earnings per share-diluted                            $      2.27     $     1.00
                                                      ===========     ==========

Operating Revenues
------------------

Operating revenues totaled $849.2 million in 1998, up $215.1 million, or 34%, over 1997. Service revenues primarily consist of: (I) charges for access, airtime and value-added services provided to the Company's local retail customers who use the local systems operated by the Company ("local retail");
(ii) charges to customers of other systems who use the Company's cellular systems when roaming ("inbound roaming"); and (iii) charges for long-distance calls made on the Company's systems. Service revenues totaled $821.2 million in 1998, up $203.0 million, or 33%, over 1997. The increase was primarily due to the growing number of local retail customers.

Average monthly service revenue per customer declined 14% to $48.87 in 1998 from $56.58 in 1997. The decrease in average monthly service revenue per customer resulted from a decrease in average revenue per minute of use from both local retail customers and inbound roamers. The addition of the markets acquired in the exchange with BellSouth Corporation ("BellSouth") in the fourth quarter of 1997 contributed to the decline in both local retail revenue per customer and inbound roaming revenue per customer. The acquired markets produce a lower amount of local retail revenue per customer, and the addition of those markets caused the elimination of certain inbound roaming revenues between the Company's existing markets and the acquired markets. Also contributing to the overall decline in average monthly service revenue per customer was slower growth in inbound roaming minutes of use when compared to the growth in the Company's customer base.

Competitive pressures and the Company's increasing use of pricing and other incentive programs that encourage weekend and off-peak usage at reduced rates, in order to stimulate overall usage, resulted in a decrease in average local retail revenue per minute of use during 1998. The Company's average inbound roaming revenue per minute of use also decreased during 1998, in line with the ongoing trend toward reduced per minute prices for roaming negotiated between the Company and other cellular operators. Also, the Company believes that its customer base is growing faster than that of the cellular industry as a whole, which contributes to the dilution of inbound roaming revenue per customer. Inbound roaming minutes of use have been growing at a slower rate than the Company's customer base (41% growth in inbound roaming minutes in 1998 compared to 49% growth in the Company's customer base).

Local retail revenue increased $161.6 million, or 40%, in 1998. Growth in the Company's customer base was the primary reason for the increase in local retail revenue. The number of customers increased 49% to 2,018,000 at September 30, 1998 from 1,357,000 at September 30, 1997. Management anticipates that growth in the Company's customer base will be slower in the future, primarily as a result of an increase in the number of competitors in its markets.

Average monthly local retail revenue per customer declined 9% to $33.87 in 1998 from $37.30 in 1997. Monthly local retail minutes of use per customer decreased 1% to 104 in 1998 from 105 in 1997. Average revenue per minute of use decreased as a result of the pricing and other incentive programs stated previously, totaling $.33 in 1998 compared to $.36 in 1997. The decrease in average monthly local retail revenue per customer is part of an industry-wide trend and is believed to be related to the tendency of the early customers in a market to be the heaviest users during peak business hours. It also reflects the increasing level of competition for wireless services and the Company's and the industry's continued penetration of the consumer market, which tends to include fewer peak business hour-usage customers.

Inbound roaming revenue increased $11.2 million, or 7%, in 1998. The growth in inbound roaming revenue is affected by the exchange of markets with BellSouth. Prior to the BellSouth exchange, revenue from BellSouth customers from markets included in the exchange who were roaming in the Company's service areas was recorded as inbound roaming revenue. Subsequent to the exchange, these roaming transactions are recorded as outbound roaming revenue, which is reported as an offset to system operations expense. Also affecting the growth in inbound roaming revenue was an increase in roaming minutes used on the Company's systems and a decrease in revenue per minute. Although the number of minutes used by customers from other wireless systems when roaming in the Company's service areas increased by 41%, this was mostly offset by the decrease in average revenue per minute due to the downward trend in negotiated rates. Average inbound roaming revenue per minute totaled $.67 in 1998 and $.86 in 1997. Monthly inbound roaming revenue per Company customer averaged $10.40 in 1998 and $14.97 in 1997. The decrease in monthly inbound roaming revenue per Company customer is related to both the decrease in inbound roaming revenue per minute and the faster increase in the Company's customer base as compared to the growth in inbound roaming minutes of use.

Long-distance revenue increased $28.5 million, or 62%, in 1998 as the volume of long-distance calls billed by the Company increased. A substantial portion of this increase is due to the increase in volume of long-distance calls in both the markets acquired in the BellSouth exchange and the Company's existing markets adjacent to the acquired markets. The increased volume was driven by the larger local service areas being offered to these customers. Monthly long-distance revenue per customer averaged $4.42 in 1998 and $4.19 in 1997.

Equipment sales revenues increased $12.1 million, or 76%, in 1998. The increase in equipment sales revenues reflects the 24% increase in the number of gross customer activations, to 614,000 in 1998 from 494,000 in 1997, plus an increase in the volume of accessories sold. Most of the gross customer activations were produced by the Company's direct and retail distribution channels; activations from these channels usually generate sales of cellular telephone units. The increase in the volume of accessories sold reflects an increased emphasis on the sale of accessories at retail prices, primarily in the Company's retail locations.

Operating Expenses
------------------

Operating expenses totaled $703.4 million in 1998, up $179.8 million, or 34%, over 1997. Beginning on January 1, 1998, the Company changed its income statement presentation of certain corporate marketing department expenses from general and administrative expenses to marketing and selling expenses, which the Company believes is the more appropriate classification for these expenses.
Amounts  have  been   reclassified  for  previous  years,   including  the  1997
information provided throughout this Form 10-Q. The effect of such reclassification is not material to either marketing and selling expenses or general and administrative expenses, and does not have any effect on operating income or net income.

System operations expenses increased $33.6 million, or 31%, in 1998 as a result of increases in customer usage expenses and costs associated with serving the Company's increased number of customers and the growing number of cell sites within the Company's systems. In total, system operations costs are expected to continue to increase as the number of customers using and the number of cell sites within the Company's systems grows.

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

Customer usage expenses increased $26.8 million, or 38%, in 1998. The increase in 1998 is primarily due to the 75% increase in net outbound roaming expense, which has resulted from the Company offering its customers increasingly larger service footprints in which their calls are billed at local rates. In an increasing number of cases, these service areas include other operators' service areas. The Company pays roaming rates to the other carriers for calls the Company's customers make in these areas, while charging those customers a local rate which is usually lower than the roaming rate. Also contributing to the increase in 1998 was a 13% rise in costs related to the increase in minutes used on the Company's systems, partially offset by a 33% reduction in costs related to fraudulent use of the Company's customers' cellular telephone numbers. The Company continues to implement procedures in its markets to combat this fraud, which is primarily related to roaming usage. Customer usage expenses represented 12% of service revenues in 1998 and 11% in 1997.

Maintenance, utility and cell site expenses increased $6.8 million, or 17%, in 1998. The increase primarily reflects a 26% increase in the number of cell sites in the Company's systems, to 1,958 in 1998 from 1,556 in 1997. Monthly maintenance, utility and cell site expenses totaled $2,788 and $3,058 per average cell site in 1998 and 1997, respectively.

Marketing and selling expenses increased $34.3 million, or 28%, in 1998. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent expenses; corporate marketing department salaries and expenses; local advertising; and public relations expenses. The increase was primarily due to a 24% rise in the number of gross customer activations, to 614,000 in 1998 from 494,000 in 1997. Marketing cost per gross customer activation, which includes marketing and selling expenses and losses on equipment sales, decreased 4% to $314 in 1998 from $328 in 1997. The decrease in cost per gross customer activation has been slowed somewhat by additional advertising expenses incurred to promote the Company's brand and to distinguish the Company's service offerings from those of other competitors.

Cost of equipment sold increased $8.4 million, or 15%, in 1998. The increase reflects the growth in unit sales related to the 24% increase in gross customer activations. Also contributing to the increase was a greater volume of sales of accessories.

General and administrative expenses increased $50.4 million, or 36%, in 1998. These expenses include the costs of operating the Company's local business offices and its corporate expenses other than the corporate engineering and marketing departments. The increase includes the effects of increases in expenses required to serve the growing customer base in existing markets and an expansion of both local administrative office and corporate staff, necessitated by growth in the Company's business. Employee-related expenses increased $19.3 million, or 28%, in 1998, primarily due to increases in the number of customer service and administrative employees. The Company is using an ongoing clustering strategy to combine local and customer service operations wherever feasible in order to gain operational efficiencies and reduce its per unit administrative expenses. Monthly general and administrative expenses per customer decreased 12% to $11.41 in 1998 from $12.94 in 1997.

Operating cash flow increased $88.4 million, or 43%, to $293.5 million in 1998. The improvement was primarily due to substantial growth in customers and service revenues, the effects of improved operational efficiencies on cash operating expenses and the effect of net acquisitions. Operating cash flow margins (as a percent of service revenues) were 35.7% in 1998 and 33.2% in 1997.

Depreciation expense increased $48.9 million, or 71%, in 1998. The increase reflects rising average fixed asset balances, which increased 34% in 1998, plus a reduction in useful lives of certain assets beginning in 1998 which increased depreciation expense by $13.6 million. Increased fixed asset balances resulted from the increase in cell sites built to improve coverage and capacity in the Company's markets and from the acquisition of markets from BellSouth in 1997.

Amortization of intangibles increased $4.2 million, or 16%, in 1998. The increase primarily reflects a 17% increase in investment in licenses, primarily related to the BellSouth transaction.

Operating Income before Minority Share
--------------------------------------

Operating income before minority share totaled $145.8 million in 1998, a 32% increase over the $110.5 million generated in 1997. The operating income margin was 17.8% in 1998 and 17.9% in 1997. The improvement in operating income reflects increased revenues resulting from growth in the number of customers served by the Company's systems and the effect of continued operational efficiencies on total operating expenses. The slight decline in operating income margins reflects an increase in depreciation expense in 1998.

The Company expects service revenues to continue to grow during the remainder of 1998 and in 1999; however, management anticipates that average monthly revenue per customer will continue to decrease as local retail and inbound roaming revenue per minute of use decline and as the Company further penetrates the consumer market. Additionally, the Company expects expenses to increase during the remainder of 1998 and in 1999 as it incurs costs associated with both customer growth and cell sites added.

Management believes there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Additionally, competitors licensed to provide personal communications services ("PCS") have initiated service in many of the Company's markets over the past two years. The Company expects PCS operators to complete initial deployment of PCS in portions of all of the Company's clusters by the end of 1998. The Company has increased its advertising, particularly brand advertising, in 1997 and 1998 to promote the United States Cellular(C) brand and distinguish the Company's service from other wireless communications providers. The Company's management continues to monitor other wireless communications providers' strategies to determine how additional competition is affecting the Company's results. While the effects of additional wireless competition have slowed customer growth in certain of the Company's markets, the overall effect on the Company's total customer growth to date has not been material. However, management anticipates that customer growth will be lower in the future, primarily as a result of the increase in the number of competitors in its markets.

Investment and Other Income
---------------------------

Investment and other income totaled $221.8 million in 1998 and $72.6 million in 1997. Gain on sale of cellular interests totaled $189.8 million in 1998, reflecting gains recorded on the sales of the Company's investment interests in twelve markets, and also related to cash received from TDS pursuant to an agreement between the Company and TDS. Gains totaling $13.4 million were recorded in 1997 from sales of the Company's majority interest in one market partition and two other minority interests. See "Financial Resources and Liquidity - Acquisitions and Divestitures" for further discussion of these transactions.

Investment income was $31.4 million in 1998 compared to $60.5 million in 1997, a 48% decrease. Investment income primarily represents the Company's share of net income from the markets managed by others that are accounted for by the equity method. Investment income in 1998 was negatively impacted by the completion of the exchange transaction with BellSouth in 1997 and the divestitures of certain minority interests to AirTouch Communications ("AirTouch") in the first half of 1998. See "Financial Resources and Liquidity - Acquisitions and Divestitures" for further discussion of these transactions.

Interest and Income Taxes
-------------------------

Interest expense totaled $29.8 million in 1998 compared to $20.3 million in 1997, a 47% increase. Interest expense in 1998 is primarily related to Liquid Yield Option Notes ("LYONs") ($12.3 million); the Company's 7.25% Notes (the "Notes") issued during the third quarter of 1997 ($13.9 million); and the Company's revolving credit facility with a series of banks ("Revolving Credit Facility") ($1.0 million). Interest expense in 1997 was primarily related to LYONs ($11.5 million); borrowings under vendor financing agreements ($4.7 million); borrowings under the Revolving Credit Agreement with TDS ($1.9 million); and the Notes ($1.8 million).

In August 1997, the Company sold $250 million principal amount of 7.25% Notes under a shelf registration statement, priced to yield 7.33% to maturity. The Notes are unsecured and become due in August 2007. Interest on the Notes is payable semi-annually on February 15 and August 15 of each year, commencing February 15, 1998. The Notes will be redeemable, in whole or in part, at the option of the Company at any time after August 2004. All borrowings under the vendor financing agreements and under the Revolving Credit Agreement with TDS were repaid in August 1997 with a portion of the proceeds from the Notes offering.

The LYONs are zero coupon convertible debentures which accrete interest at 6% annually, but do not require current cash payments of interest. All accreted interest is added to the outstanding principal balance on June 15 and December 15 of each year.

The Revolving Credit Facility is a seven-year facility which was established in 1997 to replace the Company's Revolving Credit Agreement with TDS as its primary short-term borrowing facility. Borrowings under this facility accrue interest at the London InterBank Offered Rate ("LIBOR") plus 26.5 basis points (for a rate of 5.6% at September 30, 1998). Interest payments are due quarterly; any borrowings made under the facility are short-term in nature and automatically renew until they are repaid. Any borrowings outstanding in August 2004, the termination date of the Revolving Credit Facility, are due and payable at that time along with any accrued interest. The Company borrowed and repaid amounts totaling $47 million during 1998.

Income tax expense was $135.4 million in 1998 and $66.1 million in 1997. In 1998 and 1997, $73.7 million and $6.3 million of income tax expense, respectively, related to the gains on sales of cellular interests. The effective tax rates were 41% in 1998 and 43% in 1997. The decrease in 1998's effective tax rate is primarily related to lower tax rates applied to gains on sales of cellular interests in 1998 compared to 1997.

TDS and the Company are parties to a Tax Allocation Agreement, pursuant to which the Company is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial reporting purposes, the Company computes federal income taxes as if it were filing a separate return as its own affiliated group and was not included in the TDS group.

Net Income
----------

Net income totaled $197.9 million in 1998 and $86.4 million in 1997. Earnings per share-diluted was $2.27 in 1998 and $1.00 in 1997. Net income and earnings per share for 1998 and 1997 included significant after-tax gains on the sales of cellular interests, representing $116.1 million and $1.33 per share in 1998 and $7.1 million and $0.08 per share in 1997, respectively.


Three Months Ended 9/30/98 Compared to Three Months Ended 9/30/97
-----------------------------------------------------------------

Operating revenues totaled $313.9 million in the third quarter of 1998, up $82.0 million, or 35%, over 1997. Average monthly service revenue per customer decreased 11% to $51.40 in the third quarter of 1998 compared to $57.56 in the same period of 1997 for reasons generally the same as in the first nine months of 1998.

Revenues from local customers' usage of the Company's systems increased $53.6 million, or 36%, in 1998 primarily due to the increased number of customers served. Average monthly local retail minutes of use per customer totaled 112 in the third quarter of 1998 compared to 105 in 1997. Also, as the number of customers and amount of revenue earned continued to grow, average revenue per minute of use continued to decline. As a result, average monthly local retail revenue per customer declined 9% to $33.97 in the third quarter of 1998 compared to $37.48 in 1997.

Inbound roaming revenue increased $10.9 million, or 18%, in 1998. Monthly inbound roaming revenue per customer averaged $12.16 in 1998 compared to $15.52 in 1997.

Long-distance revenue increased $12.7 million, or 72%, in 1998 as the volume of long-distance calls billed by the Company increased. Monthly long-distance revenue per customer averaged $5.11 in 1998 and $4.47 in 1997.

Equipment sales revenue increased $4.3 million, or 75%, in 1998, primarily due to a 22% increase in gross customer activations and an increase in the volume of accessories sold.

Operating expenses totaled $251.4 million in the third quarter of 1998, up $64.4 million, or 34%, over 1997.

System operations expenses increased $13.5 million, or 34%, in 1998 as a result of increased customer usage expenses and costs associated with maintaining 26% more cell sites than in 1997. Customer usage expenses were $37.2 million in 1998 compared to $26.6 million in 1997, primarily due to an $8.2 million increase in net outbound roaming expenses; maintenance, utility and cell site expenses were $16.6 million in 1998 compared to $13.7 million in 1997.

Marketing and selling expenses increased $11.8 million, or 27%, in 1998. The increase was primarily due to a 22% increase in the number of gross customer activations (excluding acquisitions and divestitures) to 211,000 in 1998 from 173,000 in 1997. Cost per gross customer activation was $324 in 1998 and $334 in 1997.

Cost of equipment sold increased $3.1 million, or 16%, in 1998. The increase reflects a rise in the number of cellular telephones sold in 1998.

General and administrative expenses increased $17.0 million, or 34%, in 1998, primarily related to the increase in customers served.

Operating cash flow increased $36.6 million, or 47%, to $114.5 million in 1998, and operating cash flow margins totaled 37.7% in 1998 and 34.5% in 1997.

Depreciation expense increased $16.3 million, or 66%, in 1998, reflecting a 28% increase in average fixed asset balances and a reduction in the useful lives of certain assets.

Amortization of intangibles increased $2.7 million, or 31%, reflecting a 17% increase in investment in licenses.

Operating income before minority share totaled $62.5 million in 1998 compared to $44.9 million in 1997, a 39% increase. The operating income margin increased to 20.6% in 1998 from 19.9% in 1997. The improvement in operating income and operating income margin was primarily the result of increased revenues and improved operational efficiencies, partially offset by an increase in depreciation expense.

Investment income decreased $13.6 million, or 56%, in 1998 due to the effects of the sales of certain minority interests to AirTouch in 1998 and the exchange transaction with BellSouth in 1997. There were no gains on sales of cellular and other investments in 1998 compared to $5.2 million of such gains in 1997. Total interest expense increased $1.8 million, or 23%, in 1998. Interest expense in 1998 is primarily related to LYONs ($4.2 million) and the Notes ($4.6 million). Interest expense in 1997 is primarily related to LYONs ($4.0 million); borrowings under vendor financing agreements ($1.2 million); borrowings under the Revolving Credit Agreement with TDS ($935,000); and the Notes ($1.8 million). Income tax expense totaled $26.7 million both in 1998 and 1997. In 1997, $1.0 million of income tax expense related to gains on sales of cellular interests.

Net income totaled $35.4 million in 1998 compared to $36.2 million in 1997. Both net income and earnings per share in 1998 reflect improved operating results and an increase in gains on the sales of cellular interests, partially offset by reduced investment income and increased interest expense. A summary of the after-tax effect of gains on net income and earnings per share is shown below.

                                                Three Months Ended September 30,
                                                --------------------------------
                                                       1998          1997
                                                       ----          ----
                                (Dollars in thousands, except per share amounts)
Net income before after-tax effects of gains      $   35,409     $   32,014
Add: After-tax effects of gains                           --          4,208
                                                  ----------     ----------
Net income as reported                            $   35,409     $   36,222
                                                  ==========     ==========


Earnings per share before after-tax
   effects of gains                               $      .41     $      .37
Add: After-tax effects of gains                           --            .05
                                                  ----------     ----------
Earnings per share-diluted                        $      .41     $      .42
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

Cash flows from operating activities provided $197.3 million in 1998 and $183.6 million in 1997. Operating cash flow provided $293.5 million in 1998 and $205.2 million in 1997. Cash flows from other operating activities (investment and other income, interest expense, changes in working capital and changes in other assets and liabilities) required $96.2 million in 1998 and $21.6 million in 1997, primarily reflecting increases in income taxes and interest paid in 1998.

Cash flows from financing activities required $1.7 million in 1998 and provided $140.8 million in 1997. In 1997, the Notes offering provided $247.0 million of cash. A portion of the proceeds from the Notes offering was used to repay all outstanding borrowings under the Revolving Credit Agreement with TDS and under vendor financing agreements, aggregating $160.5 million. Repayments of borrowings under the vendor financing agreements earlier in 1997 totaled $13.7 million.

Cash flows from investing activities required $182.4 million in 1998 and $218.3 million in 1997. Cash required for property, plant and equipment and system development expenditures totaled

$231.0 million in 1998 and $248.0 million in 1997. In 1998, these expenditures were financed primarily with internally generated cash and the proceeds from the sales of cellular interests. In 1997, these expenditures were financed primarily with internally generated cash and the proceeds of the Notes offering. These expenditures primarily represent the construction of 196 and 234 cell sites in 1998 and 1997, respectively, plus other plant additions and costs related to the development of the Company's office systems. The Company received net cash proceeds totaling $120.2 million in 1998 and $32.9 million in 1997 related to sales of cellular interests. Cash distributions from cellular entities in which the Company has an interest provided $19.1 million in 1998 and $40.0 million in 1997. Acquisitions required $86.2 million in 1998 and $39.2 million in 1997.

Anticipated capital requirements for 1998 primarily reflect the Company's construction and system expansion program. The Company's construction and system expansion budget for 1998 is approximately $310 million, primarily for new cell sites to expand and enhance the Company's coverage in its service areas and for the enhancement of the Company's office systems.

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

In the first nine months of 1998, the Company acquired majority interests in three markets and minority interests in several markets, primarily where the Company already owns a majority interest, representing 866,000 pops, for a total consideration of $106.5 million. The consideration primarily consisted of cash and approximately 46,000 USM Common Shares issued to TDS as reimbursement for consideration paid by TDS directly to the sellers.

In the first nine months of 1997, the Company purchased a majority interest in one market and several minority interests, representing 327,000 pops. The total consideration paid in these transactions was $48.7 million in cash.

In the first nine months of 1998, the Company divested minority interests in 12 markets, representing approximately 936,000 pops. In exchange, the Company received approximately 4.1 million shares of AirTouch stock and cash totaling $120.5 million. Approximately $28.7 million of the total cash received was pursuant to a contract right termination agreement entered into between the Company and TDS. This agreement was related to two interests which were sold directly by TDS to AirTouch and which were to be acquired by the Company as part of a June 1996 agreement between the Company and TDS. The contract right termination agreement enabled the Company to receive cash equal to the value of the gain the Company would have realized had it purchased the interests from TDS and sold them to AirTouch under terms similar to those in the agreement between TDS and AirTouch.

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

As of September 30, 1998, the Company had agreements pending to acquire majority interests in three markets, representing 319,000 pops, for consideration totaling $51.2 million in cash. Also at September 30, 1998, the Company had an agreement pending to divest majority interests in two markets and a minority interest in one market, representing 386,000 pops, for a total consideration of $62.7 million. The Company expects these transactions to be completed by the end of 1998.

Liquidity
---------

The Company anticipates that the aggregate resources required for the remainder of 1998 will include approximately $79 million for capital spending and approximately $51 million to complete pending acquisitions. The Company is generating substantial cash from its operations and anticipates financing its capital spending for the remainder of 1998 primarily with internally generated cash, proceeds from the sales of cellular interests and short-term borrowings. The Company had $27 million of cash and cash equivalents at September 30, 1998 and expects to receive approximately $63 million from pending divestitures. Additionally, the entire balance of $500 million under the Company's Revolving Credit Facility is unused and remains available to meet any short-term borrowing requirements.

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

Year 2000 Issue
---------------

The Year 2000 issue exists because many computer systems and applications abbreviate dates using only two digits rather than four digits, e.g., "98" rather than "1998". Unless corrected, this shortcut may cause problems when the century date "2000" occurs. On that date, some computer operating systems and applications and embedded technology may recognize the date as January 1, 1900 instead of January 1, 2000. If the Company fails to correct any critical Year 2000 processing problems prior to January 1, 2000, the affected systems may either cease to function or produce erroneous data, which could have material adverse operational and financial consequences. Currently, the Company believes that a disruption in the operation of its networks, and financial and accounting systems and/or an inability to access interconnections with other telecommunications carriers, are the major risks associated with the inability of its systems and software to process Year 2000 data correctly. The Company's results of operations, financial position and cash flows could be materially and adversely affected by such failures.

The Company's management has established a project team to address Year 2000 issues. The Company's plan to address the Year 2000 Issue consists of five general phases: (i) Awareness, (ii) Assessment, (iii) Renovation, (iv) Validation and (v) Implementation.

The awareness phase consisted of establishing a Year 2000 project team and developing an overall strategy. A Year 2000 Program Office has been established at the TDS corporate level to coordinate activities of the Year 2000 project team, to monitor the current status of individual projects, to report periodically to the Audit Committee and to promote the exchange of information between all business units to share knowledge and solution techniques. The Year 2000 effort covers the network and supporting infrastructure for the provision of cellular services; the operational and financial information technology ("IT") systems and applications, such as computer systems that support key business functions such as billing, finance, customer service procurement and supply; and a review of the Year 2000 compliance efforts of the Company's key suppliers.

The assessment phase includes the identification of core business areas and processes, analysis of systems and hardware supporting the core business areas and the prioritization of renovation or replacement of the systems and hardware that are not Year 2000 compliant. Included in the assessment phase is an analysis of risk management factors such as contingency plans and legal matters. The assessment phase is scheduled to be completed in the first quarter of 1999.

Certain critical systems and hardware components have been identified and are in the renovation phase. The renovation phase consists of the conversion or replacement of selected platforms, applications, databases and utilities. The renovation of critical hardware, systems and applications is scheduled to be substantially completed by the third quarter of 1999.

The validation phase includes testing, verifying and validating the renovated or replaced platforms, applications, databases and utilities. A goal of the validation phase is to conduct independent verification testing of key hardware, systems and applications as well as network and system component upgrades received from suppliers. In addition, selected Year 2000 upgrades are slated to undergo testing in a controlled environment that replicates the current environment and is equipped to simulate the turn of the century and leap year dates. Validation is scheduled to be completed in the third quarter of 1999.

The implementation phase involves switching over to the converted and renovated systems and applications. This phase is expected to be completed by the end of 1999.

The Company's current schedule is subject to change depending on developments that may arise through unforeseen circumstances, and through finalization of the assessment phase and the renovation and validation phases of the Company's compliance efforts. The Company, like most other telecommunications operators, is highly dependent on the telecommunications network vendors to provide compliant hardware, systems and applications and on other third parties, including vendors, other telecommunications service providers, government agencies and financial institutions, to deliver reliable services. The Company is dependent on the development of compliant hardware, systems and applications and upgrades by experts, both internal and external, and the availability of critical resources with the requisite skill sets. The Company's ability to meet its target dates is dependent upon the timely provision of necessary upgrades and modifications by its suppliers and internal resources. In addition, the Company cannot guarantee that third parties on whom it depends for essential services (such as electric utilities and other interconnected telecommunications operators) will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could significantly disrupt the Company's business, including the provision of cellular service to customers, billing and collection processes and other areas of the business.

The Company has begun implementing additional initiatives to assess the degree to which third parties with whom it has business relationships are addressing Year 2000 Issues. These initiatives include analysis of the Year 2000 compliance programs of the Company's critical vendors. In the near future, the initiative will be extended to other telecommunications service providers with which the Company interconnects. The Company's contingency plans will address mechanisms for preventing or mitigating interruption caused by such third parties.

The Company is currently in the assessment phase, analyzing all systems and hardware to determine which systems and hardware are not Year 2000 compliant. The Company has not yet completed the cost estimate of this project. The Company expects to complete this phase and develop total cost estimates in early 1999. Through the third quarter of 1998, the total incremental costs associated with the Year 2000 Issue were less than $1 million. The timing of expenditures may vary and is not necessarily indicative of readiness efforts or progress to date. Though Year 2000 project costs will directly impact the reported level of future net income, the Company intends to manage its total cost structure, including deferral of non-critical projects, in an effort to mitigate the impact of Year 2000 project costs.

Based on the Company's current schedule for completion of Year 2000 tasks, the Company believes that its planning is adequate to secure Year 2000 readiness of its critical systems. Nevertheless, management cannot provide assurance that its plan to achieve Year 2000 compliance will be successful, as it is subject to various risks and uncertainties, many of which are described above. Accordingly, the Company's goal is to develop business continuity and contingency plans in 1999 to address high risk areas as they are identified. These plans are expected to assess the potential for business disruption in various scenarios, and to provide for key operational back-up, recovery and restoration alternatives. However, if the Company, or third parties with whom it has significant business relationships, fails to achieve Year 2000 readiness with respect to critical systems, there could be a material adverse effect on the Company's results of operations, financial position and cash flows.

The above information, which contains statements that are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995, is based on the Company's current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third party modification actions and other factors. Given the complexity of these issues and the possibility of unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer code, the timing and success of remedial efforts of third party suppliers and similar uncertainties.

TDS Tracking Stock Proposal
---------------------------

On December 17, 1997, the Company received an offer from TDS to acquire all of the issued Common Shares of the Company which TDS does not own pursuant to a merger (the "USM Merger"), in exchange for a TDS tracking stock which tracks the performance of the Company. The Company's Board of Directors appointed Mr. Paul-Henri Denuit, an independent director of the Company, to a special committee (the "Special Committee") of the Board to consider this offer. The Special Committee retained the firm of Lazard Freres & Co. LLC as financial advisor and Squire, Sanders & Dempsey L.L.P. as legal advisor to the Special Committee. The Special Committee and its representatives have conducted a due diligence review and have held meetings with representatives of TDS relating to the TDS offer. TDS has attempted to seek an agreement to acquire the Company's Common Shares that it does not own on mutually acceptable terms. TDS has stated that it is actively engaged in ascertaining whether the Tracking Stock Proposal or another alternative is the best vehicle to unlock and build shareholder value, and that it is working towards a resolution. There can be no assurance that an agreement will be reached with respect to the USM Merger.

























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

Important factors that may affect these projections or expectations include, but are not limited to: changes in the overall economy; changes in competition in markets in which the Company operates; advances in telecommunications technology; changes in the telecommunications regulatory environment; pending and future litigation; availability of future financing; start-up of PCS operations; unanticipated changes in growth in cellular customers, penetration rates, churn rates and the mix of products and services offered in the Company's markets; and unanticipated problems with the Year 2000 issue. Readers should evaluate any statements in light of these important factors.

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
                                                              ---------

                                                                    Three Months Ended                   Nine Months Ended
                                                                      September 30,                        September 30,
                                                            -----------------------------------    ---------------------------------
                                                                  1998              1997                 1998              1997
                                                            ----------------    ---------------    ----------------    ------------
                                                                                  (Dollars in thousands, except per share amounts)
OPERATING REVENUES
    Service                                                 $     303,921       $     226,230      $     821,196      $    618,209
    Equipment sales                                                10,026               5,729             28,016            15,913
                                                            -------------       -------------      -------------      ------------
        Total Operating Revenues                                  313,947             231,959            849,212           634,122
                                                            -------------       -------------      -------------      ------------

OPERATING EXPENSES
    System operations                                              53,817              40,268            143,127           109,545
    Marketing and selling                                          55,546              43,712            156,875           122,602
    Cost of equipment sold                                         22,776              19,716             63,881            55,473
    General and administrative                                     67,265              50,303            191,785           141,350
    Depreciation                                                   40,795              24,504            117,593            68,735
    Amortization of intangibles                                    11,233               8,544             30,144            25,906
                                                            -------------       -------------      -------------      ------------
        Total Operating Expenses                                  251,432             187,047            703,405           523,611
                                                            -------------       -------------      -------------      ------------
OPERATING INCOME BEFORE
  MINORITY SHARE                                                   62,515              44,912            145,807           110,511
Minority share of operating income                                 (1,707)             (3,023)            (4,402)          (10,271)
                                                            -------------       -------------      -------------      ------------

OPERATING INCOME                                                   60,808              41,889            141,405           100,240
                                                            -------------       -------------      -------------      ------------
INVESTMENT AND OTHER INCOME
    Investment income                                              10,520              24,114             31,410            60,537
    Amortization of licenses related to investments                  (256)               (535)              (815)           (1,603)
    Interest income                                                 1,294               1,629              4,561             3,212
    Other (expense), net                                             (303)             (1,250)            (3,109)           (3,032)
    Gain on sale of cellular and other investments                     --               5,208            189,759            13,445
                                                            -------------       -------------      -------------      ------------
        Total Investment and Other Income                          11,255              29,166            221,806            72,559
                                                            -------------       -------------      -------------      ------------
INCOME BEFORE INTEREST
  AND INCOME TAXES                                                 72,063              71,055            363,211           172,799

    Interest expense - other                                        9,948               7,180             29,836            18,347
    Interest expense - affiliate                                       --                 934                 --             1,948
                                                            -------------       -------------      -------------      ------------
        Total Interest Expense                                      9,948               8,114             29,836            20,295
                                                            -------------       -------------      -------------      ------------


INCOME BEFORE INCOME TAXES                                         62,115              62,941            333,375           152,504
Income tax expense                                                 26,706              26,719            135,429            66,122
                                                            -------------       -------------      -------------      ------------
NET INCOME                                                  $      35,409       $      36,222      $     197,946      $     86,382
                                                            =============       =============      =============      ============

WEIGHTED AVERAGE COMMON AND
    SERIES A COMMON SHARES (000s)                                  87,353              86,203             87,311            86,176
EARNINGS PER COMMON AND
    SERIES A  COMMON SHARE - BASIC                          $         .41       $         .42      $        2.27      $       1.00
                                                            =============       =============      =============      ============
EARNINGS PER COMMON AND
    SERIES A COMMON SHARE - DILUTED                         $         .41       $         .42      $        2.27      $       1.00
                                                            =============       =============      =============      ============



                                                      The accompanying notes to consolidated financial statements are an integral part of these statements.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                    Unaudited
                                    ---------
                                                             Nine Months Ended
                                                               September 30,
                                                          ----------------------
                                                             1998        1997
                                                          ---------   ----------
                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $ 197,946   $  86,382
   Add (Deduct) adjustments to reconcile net income
      to net cash provided by operating activities
        Depreciation and amortization                       147,737      94,641
        Deferred taxes                                       76,170      21,053
        Investment income                                   (31,410)    (60,537)
        Gain on sale of cellular and other investments     (189,759)    (13,445)
        Minority share of operating income                    4,402      10,271
        Other noncash expense                                18,074      18,123
        Change in accounts receivable                       (30,704)    (21,510)
        Change in accounts payable                           20,027      16,008
        Change in accrued taxes                             (13,526)     25,384
        Change in accrued interest                           (4,221)      1,971
        Change in unearned revenue                            3,549       3,646
        Change in other assets and liabilities               (1,030)      1,649
                                                          ---------   ----------
                                                            197,255     183,636
                                                          ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in 7.25% notes                                         --     246,985
   Repayment of vendor financing                                 --    (103,802)
   Borrowings from Revolving Credit Facility                 47,000          --
   Repayment of Revolving Credit Facility                   (47,000)         --
   Borrowings from Revolving Credit Agreement - TDS              --      70,444
   Repayment of Revolving Credit Agreement - TDS                 --     (70,444)
   Change in notes payable                                   (1,302)         --
   Common Shares issued                                       2,131       1,971
   Capital (distributions) to minority partners              (2,546)     (4,310)
                                                          ---------   ---------
                                                             (1,717)    140,844
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment              (199,754)   (219,311)
   System development costs                                 (31,214)    (28,646)
   Investments in and advances to investment entities        (6,356)       (497)
   Distributions from investment entities                    19,073      40,029
   Proceeds from sale of cellular and other investments     120,244      32,866
   Acquisitions, excluding cash acquired                    (86,190)    (39,169)
   Other investments                                            773      (1,896)
   Change in temporary cash and marketable
      non-equity securities                                   1,037      (1,675)
                                                          ---------   ---------
                                                           (182,387)   (218,299)
                                                          ---------   ---------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                          13,151     106,181

CASH AND CASH EQUIVALENTS-
   Beginning of period                                       13,851      14,377
                                                          ---------   ---------
   End of period                                          $  27,002   $ 120,558
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
                                     ------

                                            (Unaudited)
                                        September 30, 1998     December 31, 1997
                                       ----------------------  -----------------
                                                   (Dollars in thousands)
CURRENT ASSETS
   Cash and cash equivalents
      General funds                            $   18,380     $   13,851
      Affiliated cash equivalents                   8,622             --
                                               ----------     ----------
                                                   27,002         13,851
   Temporary cash investments                          51            218
   Accounts receivable
      Customers, net of allowance                 102,070         81,387
      Roaming                                      47,304         30,689
      Affiliates                                       41            170
      Other                                        11,065         17,536
   Inventory                                       13,059         11,836
   Prepaid expenses                                10,034         15,714
   Other current assets                             1,582          3,963
                                               ----------     ----------
                                                  212,208        175,364
                                               ----------     ----------
PROPERTY, PLANT AND EQUIPMENT
   In service and under construction            1,317,301      1,212,575
   Less accumulated depreciation                  356,294        272,322
                                               ----------     ----------
                                                  961,007        940,253
                                               ----------     ----------
INVESTMENTS
   Licenses, net of accumulated amortization    1,236,346      1,150,924
   Cellular entities                               92,830        128,810
   Notes and interest receivable                   11,422         10,673
   Marketable equity securities                   233,595             --
   Marketable non-equity securities                    --            870
                                               ----------     ----------
                                                1,574,193      1,291,277
                                               ----------     ----------
DEFERRED CHARGES
   System development costs,
      net of accumulated amortization             104,047         78,306
   Other, net of accumulated amortization          33,379         23,716
                                               ----------     ----------
                                                  137,426        102,022
                                               ----------     ----------
   Total Assets                                $2,884,834     $2,508,916
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

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                    (Unaudited)     December 31,
                                                 September 30, 1998     1997
                                              --------------------- ------------
                                                  (Dollars in thousands)
CURRENT LIABILITIES
   Notes payable                                         $       --   $    1,302
   Accounts payable
      Affiliates                                              1,213        2,466
      Other                                                 135,223      101,263
   Accrued taxes                                             28,391       41,606
   Accrued interest                                           2,535        6,534
   Accrued compensation                                      13,742        9,112
   Customer deposits and deferred revenues                   24,653       21,019
   Other current liabilities                                 15,938       20,934
                                                         ----------   ----------
                                                            221,695      204,236
                                                         ----------   ----------

LONG-TERM DEBT
   6% zero coupon convertible debentures                    277,378      265,330
   7.25% notes                                              250,000      250,000
                                                         ----------   ----------
                                                            527,378      515,330
                                                         ----------   ----------
DEFERRED LIABILITIES AND CREDITS
   Net deferred income tax liability                        192,478      100,725
   Other                                                      5,228        5,397
                                                         ----------   ----------
                                                            197,706      106,122
                                                         ----------   ----------
MINORITY INTEREST                                            42,596       53,908
                                                         ----------   ----------
COMMON SHAREHOLDERS' EQUITY
   Common Shares, par value $1 per share                     54,348       54,232
   Series A Common Shares, par value $1 per share            33,006       33,006
   Additional paid-in capital                             1,319,477    1,285,530
   Net unrealized gain on marketable equity securities       34,130           --
   Retained earnings                                        454,498      256,552
                                                         ----------   ----------
                                                          1,895,459    1,629,320
                                                         ----------   ----------
   Total Liabilities and Shareholders' Equity            $2,884,834   $2,508,916
                                                         ==========   ==========



                     The accompanying notes to consolidated
                    financial statements are an integral part
                              of these statements.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997, and the results of operations and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the nine months ended September 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

2. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," effective December 31, 1997. Earnings per Common Share for 1997 have been restated to conform to current period presentation. The adoption of SFAS No. 128 had no effect on Earnings per Common Share - Basic or Earnings per Common Share-Diluted for 1997.

      The amounts used in computing Earnings per Common Share and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

                                                Three Months Ended      Nine Months Ended
                                                   September 30,           September 30,
                                                -------------------     -----------------
                                                   1998       1997       1998      1997
                                                 --------   -------    --------   -------
                                                          (Dollars in thousands)

Net Income used in Earnings Per
   Share-Basic and Diluted                       $ 35,409   $ 36,222   $197,941   $ 86,382
                                                 ========   ========   ========   ========
Weighted average number of Common
   Shares used in Earnings Per Share-Basic         87,353     86,203     87,311     86,176
Effect of Dilutive Securities:
   Stock Options and Stock Appreciation Rights         34         57         42         51
                                                 --------   --------   --------   --------
Weighted Average Number of Common
   Shares used in Earnings Per Share-Diluted       87,387     86,260     87,353     86,227
                                                 ========   ========   ========   ========


        Earnings per Common and Series A Common Share for the nine months ended September 30, 1998, contain significant income amounts related to gains on the sale of cellular and other investments. Excluding the after-tax effect of these gains, basic and diluted earnings per share was $.94 for the nine months ended September 30, 1998.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


3. Assuming that acquisitions accounted for as purchases during the period January 1, 1997, to September 30, 1998, had taken place on January 1, 1997, pro forma results of operations would have been as follows:

                                                             Nine Months Ended
                                                               September 30,
                                                           ---------------------
                                                              1998      1997
                                                           ---------  ----------
                                                         (Dollars in thousands,
                                                       except per share amounts)

Service Revenues                                           $  822,130 $  667,196
Equipment Sales                                                28,040     21,697
Interest Expense (including cost to finance acquisitions)      29,836     21,356
Net Income                                                    197,980     92,843
Earnings per Common and Series A Common Share-Basic              2.27       1.06
Earnings per Common and Series A Common Share-Diluted            2.27       1.06

4.    Supplemental Cash Flow Information

      The Company acquired certain cellular licenses and interests during the first nine months of 1998 and 1997. In conjunction with these acquisitions, the following assets were acquired, liabilities assumed and Common Shares issued.

                                                            Nine Months Ended
                                                              September 30,
                                                       -------------------------
                                                         1998             1997
                                                       ---------        --------
                                                          (Dollars in thousands)

Property, plant and equipment                          $   5,447        $     --
Cellular licenses                                         68,695          37,258
Decrease in equity-method investment
   in cellular interests                                  (2,317)             --
Decrease in minority investments                          13,168              --
Other assets and liabilities,
   excluding cash acquired                                 2,500           1,911
Common Shares issued                                      (1,303)             --
                                                       ---------        --------
Decrease in cash due to acquisitions                   $  86,190        $ 39,169
                                                       =========        ========

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


        The following summarizes certain noncash transactions and interest and income taxes paid.

                                                      Nine Months Ended
                                                        September 30,
                                                ------------------------------
                                                   1998            1997
                                                ----------      -----------
                                                   (Dollars in thousands)

      Interest paid                            $    18,688      $     6,431
      Income taxes paid                             84,263           24,840
      Noncash interest expense                 $    12,048      $    11,506

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


                                              Three Months Ended   Nine Months Ended
                                                 September 30,      September 30,
                                             -------------------  -------------------
                                              1998        1997       1998       1997
                                             -------    --------   --------   --------
                                                          (Dollars in thousands)

Net Income                                   $ 35,409   $ 36,222   $197,946   $ 86,380

Other Comprehensive Income-
   Unrealized gains on securities, net of
   tax of $18,378                              34,130         --     34,130         --
                                             --------   --------   --------   --------
Comprehensive Income                         $ 69,539   $ 36,222   $232,076   $ 86,380
                                             ========   ========   ========   ========


7. On January 30, 1998 and April 6, 1998, the Company completed sales in which the Company received certain marketable equity securities (see note 5). At September 30, 1998, these noncurrent marketable equity securities are carried at market value ($233.6 million) resulting in an unrealized gain of $34.1 million net of taxes ($18.4 million). The market value for the marketable equity securities is based on quoted market prices.

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

             Exhibit 27 - Financial Data Schedule.


     (b) Reports on Form 8-K filed during the quarter ended September 30, 1998:

     No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES
                                   ----------


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     UNITED STATES CELLULAR CORPORATION
                                     ----------------------------------
                                              (Registrant)





Date    November 13, 1998                     H. DONALD NELSON
     ----------------------          -------------------------------------------
                                     H. Donald Nelson
                                     President
                                     (Chief Executive Officer)


Date    November 13, 1998                    KENNETH R. MEYERS
     ----------------------          -------------------------------------------
                                     Kenneth R. Meyers
                                     Senior Vice President-Finance and Treasurer
                                     (Chief Financial Officer)


Date    November 13, 1998                    JOHN T. QUILLE
     ----------------------          -------------------------------------------
                                     John T. Quille
                                     Controller
                                     (Principal Accounting Officer)