Form 10-K
period 1998-12-31
UNITED STATES CELLULAR CORP
filed 1999-03-31
CIK 821130

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
       /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes __X__  No______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   ____

    As of February 26, 1999, the aggregate market value of registrant's Common Shares held by nonaffiliates was approximately $688.1 million (based upon the closing price of the Common Shares on February 26, 1999, of $42.13, as reported by the American Stock Exchange).

    The number of shares outstanding of each of the registrant's classes of common stock, as of February 26, 1999, is 54,420,664 Common Shares, $1 par value, and 33,005,877 Series A Common Shares, $1 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Those sections or portions of the registrant's 1998 Annual Report to Shareholders and of the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held May 11, 1999, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Parts II and III of this report.

--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                   PAGE NUMBER
                                                                 OR REFERENCE(1)
                                                                 ---------------
Item  1.  Business.............................................           3
Item  2.  Properties...........................................          23
Item  3.  Legal Proceedings....................................          23
Item  4.  Submission of Matters to a Vote of Security
            Holders............................................          23
Item  5.  Market for Registrant's Common Equity and Related
            Stockholder Matters................................          24     (2)
Item  6.  Selected Financial Data..............................          24     (3)
Item  7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations................          24     (4)
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk...............................................          24     (4)
Item  8.  Financial Statements and Supplementary Data..........          24     (5)
Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure................          24
Item 10.  Directors and Executive Officers of the Registrant...          25     (6)
Item 11.  Executive Compensation...............................          25     (7)
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management.........................................          25     (8)
Item 13.  Certain Relationships and Related Transactions.......          25     (9)
Item 14.  Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K........................................          26

---------

(1) Parenthetical references are to information incorporated by reference from
    Exhibit 13, which includes portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1998 ("Annual Report") and from the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held on May 11, 1999 (the "Proxy Statement").

(2) Annual Report section entitled "United States Cellular Stock and Dividend Information."

(3) Annual Report section entitled "Selected Consolidated Financial Data."

(4) Annual Report section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition."

(5) Annual Report sections entitled "Consolidated Quarterly Income Information (Unaudited)," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Changes in Common Shareholders' Equity," "Notes to Consolidated Financial Statements" and "Report of Independent Public Accountants."

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
TELEPHONE (773) 399-8900

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

THE COMPANY

    United States Cellular Corporation (the "Company") provides cellular telephone service to 2,183,000 customers through 138 majority-owned and managed ("consolidated") cellular systems serving approximately 17% of the geography and approximately 9% of the population of the United States. Since 1985, when the Company began providing cellular service in Knoxville, Tennessee, the Company has expanded its cellular networks and customer service operations to cover 145 markets in 26 states as of December 31, 1998. In total, the Company now operates eight market clusters, of which four have a total population of more than two million, and each of which has a total population of more than one million. Overall, 90% of the Company's 26.2 million population equivalents are in markets which are consolidated, 2% are in managed but not consolidated markets and 8% are in markets in which the Company holds an investment interest.

    The Company is the eleventh largest wireless company in the United States, based on the aggregate number of customers in its consolidated markets. The Company's corporate development strategy is to operate controlling interests in cellular market licensees in areas adjacent to or in proximity to its other markets, thereby building clusters of operating markets. Customers benefit from larger service areas such as these, which provide longer uninterrupted service and the ability to make outgoing calls and receive incoming calls within the designated area without special roaming arrangements. In addition, the Company anticipates that clustering will continue to provide the Company certain economies in its capital and operating costs. As the number of opportunities for outright acquisitions has decreased in recent years, and as the Company's clusters have grown, the Company's focus has shifted toward exchanges and divestitures of managed and investment interests which are considered less essential to the Company's clustering strategy.

    The following table summarizes the status of the Company's interests in cellular markets at December 31, 1998.

Owns Majority Interest and Manages....................................        138
Owns Minority Interest and Manages....................................          7
                                                                              ---
Total Markets Managed by the Company..................................        145
Markets Managed by Others (1).........................................         38
                                                                              ---
Total Markets.........................................................        183
                                                                              ---
                                                                              ---

------------

(1) Represents markets in which the Company owns a minority or other noncontrolling interest and which are managed by third parties; as of December 31, 1998, the Company accounted for its interests in 31 of these markets using the equity method and accounted for the remaining seven markets using the cost method.

    Cellular systems in the Company's 138 majority-owned and managed markets served 2,183,000 customers at December 31, 1998, and contained 2,065 cell sites. The average penetration rate in the Company's consolidated markets was 8.84% at December 31, 1998, and the churn rate in all consolidated markets averaged 1.9% per month for the twelve months ended December 31, 1998.

    The Company was incorporated in Delaware in 1983. The Company's executive offices are located at 8410 West Bryn Mawr, Chicago, Illinois 60631. Its telephone number is 773-399-8900. The Common Shares of the Company are listed on the American Stock Exchange under the symbol "USM." The Company's Liquid Yield Option Notes ("LYONs") are also listed on the American Stock Exchange.

    Unless the context indicates otherwise: (i) references to the "Company" refer to United States Cellular Corporation and its subsidiaries; (ii) references to "TDS" refer to Telephone and Data Systems, Inc. and its subsidiaries; (iii) references to "MSA" or to a particular city refer to the Metropolitan Statistical Area, as designated by the U.S. Office of Management and Budget and used by the Federal Communications Commission ("FCC") in designating metropolitan cellular market areas; (iv) references to "RSA" refer to the Rural Service Area, as used by the FCC in designating non-MSA cellular market areas; (v) references to cellular "markets" or "systems" refer to MSAs, RSAs or both; (vi) references to "population equivalents" mean the population of a market, based on 1998 Claritas estimates, multiplied by the percentage interests that the Company owns or has the right to acquire in an entity licensed, designated to receive a license or expected to receive a construction permit ("licensee") from the FCC to construct or operate a cellular system in such market.

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

    Important factors that may affect these projections or expectations include, but are not limited to: changes in the overall economy; changes in competition in markets in which the Company operates; advances in telecommunications technology; changes in the telecommunications regulatory environment; pending and future litigation; availability of future financing; continued start-up of Personal Communications Services ("PCS" or "broadband PCS") operations in the Company's service areas; unanticipated changes in growth in cellular customers, penetration rates, churn rates and the mix of products and services offered in the Company's markets; and unanticipated problems with the Year 2000 Issue. Readers should evaluate any statements in light of these important factors.

TDS TRACKING STOCK PROPOSAL

    On December 18, 1998, TDS announced that it had withdrawn its offer to acquire all of the issued Common Shares of the Company which TDS did not own, pursuant to a merger, in exchange for a TDS tracking stock which follows the performance of the Company. Earlier in 1998, the Company's Board of Directors had appointed Mr. Paul-Henri Denuit, an independent Director of the Company, to a special committee (the "Special Committee") of the Board of Directors to consider this offer. Because the offer to acquire the Company's Common Shares was withdrawn, the Special Committee was dissolved.

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

    The FCC currently grants only two licenses to provide cellular telephone service in each market. However, competition for customers includes competing communications technologies such as conventional landline and mobile telephone, Specialized Mobile Radio ("SMR") systems, radio paging and PCS. PCS has become available in many areas of the United States, including the Company's markets, and the Company expects PCS operators to continue deployment of PCS in portions of all of the Company's clusters through 1999. Additionally, technologies such as Enhanced Specialized Mobile Radio ("ESMR") and mobile satellite communication systems may prove to be competitive with cellular service in the future in some or all of the Company's markets.

    The services available to cellular customers and the sources of revenue available to cellular system operators are similar to those provided by conventional landline telephone companies. Customers may be charged a separate fee for system access, airtime, long-distance calls and ancillary services. Cellular system operators often provide service to customers of other operators' cellular systems while the customers are temporarily located within the operators' service areas. Customers using service away from their home system are called "roamers." Roaming is not limited to cellular customers and systems; PCS customers and systems have this roaming capability as well. In all cases, the system that provides the service to roamers will generate usage revenue. Many operators, including the Company, charge premium rates for this roaming service.

    There have been a number of technical developments in the cellular industry since its inception. Currently, while most companies' MTSOs process information digitally, on certain cellular systems the radio transmission is done on an analog basis. During 1992, a new transmission technique was approved for implementation by the cellular industry. Time Division Multiple Access ("TDMA") technology was selected as one industry standard by the cellular industry and has been deployed in several markets, including the Company's operations in portions of several clusters. Another digital technology, Code Division Multiple Access ("CDMA"), is also being deployed by the Company in portions of several clusters. Digital radio technology offers several advantages, including greater privacy, less transmission noise, greater system capacity and potentially lower incremental costs to accomodate additional system usage. The conversion from analog to digital radio technology is continuing on an industry-wide basis; however, this process is expected to take a number of years. PCS operators have deployed TDMA, CDMA and a third digital technology, Global System for Mobile Communication ("GSM"), in the markets where they have begun operations.

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

    THE COMPANY'S OPERATIONS. From its inception in 1983 until 1993, the Company was principally in a start-up phase. Until 1993, the Company's activities had been concentrated significantly on the acquisition of interests in cellular licensees and on the construction and initial operation of cellular systems. The development of a cellular system is capital-intensive and requires substantial investment prior to and subsequent to initial operation. The Company experienced operating losses and net losses from its inception until 1993. During the past five years, the Company generated operations-driven net income and has significantly increased its operating cash flows during that time. Management anticipates further growth in cellular units in service and revenues as the Company continues to expand through internal growth. Marketing and system operations expenses associated with this expansion may reduce the rate of growth in operating cash flows and operating income during the period of additional growth. In addition, the Company anticipates that the seasonality of revenue streams and operating expenses may cause the Company's operating income to vary from quarter to quarter.

    While the Company produced operating income and net income during the last five years, changes in any of several factors may reduce the Company's growth in operating income and net income over the next few years. These factors include:
(i) the growth rate in the Company's customer base; (ii) the usage and pricing of cellular services; (iii) the churn rate; (iv) the cost of providing cellular services, including the cost of attracting new customers; (v) continued competition from PCS and other technologies; and (vi) continuing technological advances which may provide additional competitive alternatives to cellular service.

    The Company is building a substantial presence in selected geographic areas throughout the United States where it can efficiently integrate and manage cellular telephone systems. Its cellular interests include regional market clusters in the following areas: Wisconsin/Illinois, Iowa/Missouri/ Illinois/Indiana, Eastern North Carolina/South Carolina, West Virginia/Maryland/Pennsylvania/Ohio, Virginia/North Carolina,
Washington/Oregon/Idaho, Oregon/California, Maine/New Hampshire/ Vermont, Florida/Georgia, Oklahoma/Missouri/Kansas, Texas/Oklahoma, Eastern Tennessee/Western North Carolina and Southern Texas. See "The Company's Cellular Interests." The Company has acquired its cellular interests through the wireline application process (16%), including settlements and exchanges with other applicants, and through acquisitions (84%), including acquisitions from TDS and third parties.

CELLULAR SYSTEMS DEVELOPMENT

    ACQUISITIONS, DIVESTITURES AND EXCHANGES. The Company assesses its cellular holdings on an ongoing basis in order to maximize the benefits derived from clustering its markets. As the Company's clusters have grown, its focus has shifted toward exchanges and divestitures of managed and investment interests, with outright acquisitions becoming a decreasing portion of the Company's overall acquisition strategy. As a result, the Company has not substantially increased its population equivalents during the past five years, but has shifted the balance of its holdings between investment and operating interests so that currently over 90% of the Company's interests are in markets where it is the operator. This shift has resulted primarily because of the Company's recent focus on exchanges and divestitures of investment interests and the acquisitions of interests in markets where it will become the operator.

    The Company has only increased its population equivalents by 5% in the last five years, from approximately 24.8 million at December 31, 1993, to approximately 26.1 million at December 31, 1998. However, during that period the Company has increased the percentage of those population equivalents which are in markets the Company operates. As of December 31, 1998, 92% of the Company's population equivalents represented interests in markets the Company operates compared to 81% at December 31, 1993. Also, the number of markets operated by the Company have increased to 145 markets at December 31, 1998 from 136 markets at December 31, 1993.

    Recently, the pace of acquisitions, exchanges and divestitures has slowed as industry-wide consolidation has reduced the number of markets available for acquisition. The Company may continue to make opportunistic acquisitions or exchanges in markets that further strengthen its market clusters and in other attractive markets. The Company also seeks to acquire minority interests in markets where it already owns the majority interest and/or operates the market. There can be no assurance that the Company, or TDS for the benefit of the Company, will be able to negotiate additional acquisitions or exchanges on terms acceptable to it or that regulatory approvals, where required, will be received. The Company plans to retain minority interests in certain cellular markets which it believes will earn a favorable return on investment. Other minority interests may be exchanged for interests in markets which enhance the Company's market clusters or may be sold for cash or other consideration. The Company also continues to evaluate the disposition of certain managed interests which are not essential to its corporate development strategy.

    COMPLETED ACQUISITIONS. During 1998, the Company, or TDS for the benefit of the Company, purchased majority interests in six markets and several additional minority interests, representing approximately 1.3 million population equivalents. The total consideration paid for these purchases, primarily in the form of cash and USM Common Shares issued to TDS to reimburse TDS for the value of TDS Common Shares issued to third parties, totaled $168.3 million.

    COMPLETED DIVESTITURES. During 1998, the Company sold a majority interest in one market and several minority interests, representing approximately 1.1 million population equivalents. In exchange, the Company received approximately
4.1 million shares of AirTouch Communications, Inc. ("AirTouch") stock and cash totaling $148.4 million. Approximately $28.7 million of the total cash received was pursuant to a contract right termination agreement entered into between the Company and TDS. This agreement was related to two interests which were sold directly by TDS to AirTouch and which were to be acquired by the Company as part of a June 1996 agreement between the Company and TDS. The contract right termination agreement enabled the Company to receive cash equal to the value of the gain the Company would have realized had it purchased the interest from TDS and sold them to AirTouch under terms similar to those in the agreement between TDS and AirTouch.

    PENDING ACQUISITIONS AND DIVESTITURE. As of December 31, 1998, the Company had agreements pending to acquire minority interests in two markets in which it currently owns majority interests, representing 74,000 population equivalents, for $8.1 million in cash. Also at December 31, 1998, the Company had an agreement pending to divest a majority interest in one market, representing 264,000 population equivalents, for $35.2 million in cash. The Company will not record a gain or loss on the sale transaction. The Company expects all of the pending transactions to be completed in the first half of 1999.

    The Company maintains shelf registration of its Common Shares and Preferred Stock under the Securities Act of 1933 for issuance specifically in connection with acquisitions.

    The Company is a majority-owned subsidiary of TDS. TDS owns 81.0% of the combined total of the outstanding Common Shares and Series A Common Shares of the Company and controls 95.7% of the combined voting power of both classes of common stock.

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

    The Company owned interests in cellular telephone systems in 183 markets at December 31, 1998, representing 26.4 million population equivalents. Including the minority interests to be purchased and the majority interest to be sold during 1999, the Company owned or had the right to acquire 182 markets, representing 26.2 million population equivalents, at December 31, 1998. The following table summarizes the growth in the Company's population equivalents in recent years and the development status of these population equivalents.

                                                                                             DECEMBER 31,
                                                                         -----------------------------------------------------
                                                                           1998       1997       1996       1995       1994
                                                                         ---------  ---------  ---------  ---------  ---------
                                                                               (THOUSANDS OF POPULATION EQUIVALENTS) (1)
Operational Markets:
  Majority-Owned and Managed...........................................     23,661     22,929     20,539     20,230     18,812
  Minority-Owned and Managed (2).......................................        354        401        401        512      1,213
  Majority-Owned Markets to be Managed, Net of Markets to be Divested:
    (2)(3).............................................................         --         --        218        274      2,228
                                                                         ---------  ---------  ---------  ---------  ---------
  Total Markets Managed and to be Managed..............................     24,015     23,330     21,158     21,016     22,253
Minority Interests in Markets Managed by Others........................      2,150      2,143      4,569      4,070      3,821
                                                                         ---------  ---------  ---------  ---------  ---------
  Total................................................................     26,165     25,473     25,727     25,086     26,074
                                                                         ---------  ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------  ---------

------------

(1) Based on 1998 Claritas estimates for all years.

(2) Includes markets where the Company has the right to acquire an interest but does not currently own an interest.

(3) Includes markets which are operational but which are currently managed by third parties.

    The following section details the Company's cellular interests, including those it owned or had the right to acquire as of December 31, 1998. The table presented therein lists clusters of markets that the Company manages. The Company's market clusters show the areas in which the Company is currently focusing its development efforts. These clusters have been devised with a long-term goal of allowing delivery of cellular service to areas of economic interest and along corridors of economic activity. The number of population equivalents represented by the Company's cellular interests may have no direct relationship to the number of potential cellular customers or the revenues that may be realized from the operation of the related cellular systems.

                        THE COMPANY'S CELLULAR INTERESTS

    The table below sets forth certain information with respect to the interests in cellular markets which the Company owned or had the right to acquire pursuant to definitive agreements as of December 31, 1998.

                                                                                        PERCENTAGE                   CURRENT
                                                                                          CHANGE                       AND
                                                                           CURRENT     PURSUANT TO                 ACQUIRABLE
                                                             1998        PERCENTAGE     DEFINITIVE                 POPULATION
                    CLUSTER/MARKET                        POPULATION      INTEREST    AGREEMENTS(1)     TOTAL      EQUIVALENTS
------------------------------------------------------  ---------------  -----------  --------------  ---------  ---------------
MARKETS MANAGED BY THE COMPANY:

MIDWEST REGIONAL MARKET CLUSTER:
WISCONSIN/ILLINOIS:
 Milwaukee, WI........................................        1,452,000      100.00%                     100.00%       1,452,000
 Columbia (WI 9)......................................          387,000      100.00                      100.00          387,000
 Madison, WI..........................................          399,000       92.50                       92.50          369,000
 Appleton-Oshkosh, WI.................................          345,000      100.00                      100.00          345,000
 Jo Daviess (IL 1)....................................          320,000      100.00                      100.00          320,000
 Rockford, IL.........................................          306,000      100.00                      100.00          306,000
 Wood (WI 7)..........................................          291,000      100.00                      100.00          291,000
 Vernon (WI 8)........................................          237,000      100.00                      100.00          237,000
 Green Bay, WI........................................          216,000       99.01                       99.01          214,000
 Racine, WI...........................................          185,000       89.82                       89.82          167,000
 Kenosha, WI..........................................          144,000       99.32                       99.32          143,000
 Janesville-Beloit, WI................................          152,000       92.43                       92.43          141,000
 Door (WI 10).........................................          129,000      100.00                      100.00          129,000
 La Crosse, WI........................................          103,000       95.11                       95.11           98,000
 Sheboygan, WI........................................          111,000       86.76                       86.76           96,000
 Trempealeau (WI 6) (2)...............................           83,000      100.00                      100.00           83,000
 Pierce (WI 5) (2)....................................           14,000      100.00                      100.00           14,000
                                                        ---------------                                          ---------------
                                                              4,874,000                                                4,792,000
                                                        ---------------                                          ---------------
IOWA/MISSOURI/ILLINOIS/INDIANA:
 Des Moines, IA.......................................          434,000      100.00                      100.00          434,000
 Davenport, IA-IL.....................................          357,000       97.37                       97.37          348,000
 Peoria, IL...........................................          347,000      100.00                      100.00          347,000
 Adams (IL 4) * (2)...................................          214,000      100.00                      100.00          214,000
 Mercer (IL 3)........................................          202,000      100.00                      100.00          202,000
 Humboldt (IA 10).....................................          180,000      100.00                      100.00          180,000
 Cedar Rapids, IA.....................................          181,000       96.00                       96.00          174,000
 Iowa (IA 6)..........................................          156,000      100.00                      100.00          156,000
 Muscatine (IA 4).....................................          154,000      100.00                      100.00          154,000
 Moniteau (MO 11).....................................          151,000      100.00                      100.00          151,000
 Waterloo-Cedar Falls, IA.............................          145,000       93.03                       93.03          135,000
 Columbia, MO *.......................................          130,000      100.00                      100.00          130,000
 Stone (MO 15)........................................          122,000      100.00                      100.00          122,000
 Hardin (IA 11).......................................          113,000      100.00                      100.00          113,000
 Jackson (IA 5).......................................          108,000      100.00                      100.00          108,000
 Kossuth (IA 14)......................................          107,000      100.00                      100.00          107,000
 Lyon (IA 16).........................................          103,000      100.00                      100.00          103,000
 Iowa City, IA........................................          102,000      100.00                      100.00          102,000
 Laclede (MO 16)......................................          102,000      100.00                      100.00          102,000
 Washington (MO 13)...................................           95,000      100.00                      100.00           95,000
 Callaway (MO 6) *....................................           85,000      100.00                      100.00           85,000
 Dubuque, IA..........................................           88,000       95.51                       95.51           84,000
 Mitchell (IA 13).....................................           66,000      100.00                      100.00           66,000
 Mills (IA 1).........................................           62,000      100.00                      100.00           62,000
 Schuyler (MO 3)......................................           56,000      100.00                      100.00           56,000

                                                                                        PERCENTAGE                   CURRENT
                                                                                          CHANGE                       AND
                                                                           CURRENT     PURSUANT TO                 ACQUIRABLE
                                                             1998        PERCENTAGE     DEFINITIVE                 POPULATION
                    CLUSTER/MARKET                        POPULATION      INTEREST    AGREEMENTS(1)     TOTAL      EQUIVALENTS
------------------------------------------------------  ---------------  -----------  --------------  ---------  ---------------
 Shannon (MO 17)......................................           56,000      100.00%                     100.00%          56,000
 Audubon (IA 7).......................................           55,000      100.00                      100.00           55,000
 Linn (MO 5) (2)......................................           54,000      100.00                      100.00           54,000
 Miami (IN 4) *.......................................          178,000       28.57                       28.57           51,000
 Union (IA 2).........................................           50,000      100.00                      100.00           50,000
 Monroe (IA 3)........................................           90,000       49.00                       49.00           44,000
 Warren (IN 5) *......................................          124,000       33.33                       33.33           41,000
 Winneshiek (IA 12)...................................          115,000       24.50                       24.50           28,000
 Alton, IL *..........................................           21,000      100.00                      100.00           21,000
 Ida (IA 9) *.........................................           63,000       16.67                       16.67           10,000
                                                        ---------------                                          ---------------
                                                              4,666,000                                                4,240,000
                                                        ---------------                                          ---------------
 TOTAL MIDWEST REGIONAL MARKET CLUSTER................        9,540,000                                                9,032,000
                                                        ---------------                                          ---------------
                                                        ---------------                                          ---------------

MID-ATLANTIC REGIONAL MARKET CLUSTER:
EASTERN NORTH CAROLINA/SOUTH CAROLINA:
 Harnett (NC 10)......................................          299,000      100.00                      100.00          299,000
 Northampton (NC 8)...................................          294,000      100.00                      100.00          294,000
 Rockingham (NC 7)....................................          293,000      100.00                      100.00          293,000
 Greene (NC 13).......................................          248,000      100.00                      100.00          248,000
 Greenville (NC 14)...................................          244,000      100.00                      100.00          244,000
 Hoke (NC 11).........................................          228,000      100.00                      100.00          228,000
 Chesterfield (SC 4)..................................          215,000      100.00                      100.00          215,000
 Wilmington, NC.......................................          217,000       96.51                       96.51          209,000
 Jacksonville, NC.....................................          145,000       96.48                       96.48          139,000
 Chatham (NC 6).......................................          165,000       81.20                       81.20          134,000
 Sampson (NC 12)......................................          134,000      100.00                      100.00          134,000
 Camden (NC 9)........................................          120,000      100.00                      100.00          120,000
                                                        ---------------                                          ---------------
                                                              2,602,000                                                2,557,000
                                                        ---------------                                          ---------------
WEST VIRGINIA/MARYLAND/PENNSYLVANIA/ OHIO:
 Monongalia (WV 3) *..................................          267,000      100.00                      100.00          267,000
 Raleigh (WV 7) *.....................................          253,000      100.00                      100.00          253,000
 Grant (WV 4) *.......................................          172,000      100.00                      100.00          172,000
 Tucker (WV 5) *......................................          131,000      100.00                      100.00          131,000
 Hagerstown, MD *.....................................          128,000      100.00                      100.00          128,000
 Ross (OH 9) *........................................          250,000       49.00                       49.00          122,000
 Cumberland, MD-WV *..................................          100,000      100.00                      100.00          100,000
 Bedford (PA 10) * (2)................................           49,000      100.00                      100.00           49,000
 Garrett (MD 1) *.....................................           29,000      100.00                      100.00           29,000
                                                        ---------------                                          ---------------
                                                              1,379,000                                                1,251,000
                                                        ---------------                                          ---------------
VIRGINIA/NORTH CAROLINA:
 Roanoke, VA..........................................          234,000      100.00                      100.00          234,000
 Giles (VA 3).........................................          202,000      100.00                      100.00          202,000
 Bedford (VA 4).......................................          177,000      100.00                      100.00          177,000
 Ashe (NC 3)..........................................          163,000      100.00                      100.00          163,000
 Lynchburg, VA........................................          160,000      100.00                      100.00          160,000
 Charlottesville, VA..................................          148,000       95.37                       95.37          141,000
 Buckingham (VA 7)....................................           92,000      100.00                      100.00           92,000
 Tazewell (VA 2) (2)..................................           83,000      100.00                      100.00           83,000

                                                                                        PERCENTAGE                   CURRENT
                                                                                          CHANGE                       AND
                                                                           CURRENT     PURSUANT TO                 ACQUIRABLE
                                                             1998        PERCENTAGE     DEFINITIVE                 POPULATION
                    CLUSTER/MARKET                        POPULATION      INTEREST    AGREEMENTS(1)     TOTAL      EQUIVALENTS
------------------------------------------------------  ---------------  -----------  --------------  ---------  ---------------
 Bath (VA 5)..........................................           61,000      100.00%                     100.00%          61,000
                                                        ---------------                                          ---------------
                                                              1,320,000                                                1,313,000
                                                        ---------------                                          ---------------
 TOTAL MID-ATLANTIC REGIONAL MARKET CLUSTER...........        5,301,000                                                5,121,000
                                                        ---------------                                          ---------------
                                                        ---------------                                          ---------------
NORTHWEST REGIONAL MARKET CLUSTER:
WASHINGTON/OREGON/IDAHO:
 Clark (ID 6).........................................          295,000      100.00                      100.00          295,000
 Yakima, WA *.........................................          222,000       58.54           29.27%      87.81          195,000
 Richland-Kennewick-Pasco, WA *.......................          187,000      100.00                      100.00          187,000
 Pacific (WA 6) *.....................................          186,000      100.00                      100.00          186,000
 Butte (ID 5) (3).....................................          168,000      100.00                      100.00          168,000
 Okanogan (WA 4)......................................          120,000      100.00                      100.00          120,000
 Umatilla (OR 3) *....................................          152,000       76.39                       76.39          116,000
 Kittitas (WA 5) * (2)................................           72,000       85.20           13.02       98.22           71,000
 Hood River (OR 2) *..................................           75,000       65.55                       65.55           49,000
 Skamania (WA 7) *....................................           29,000       65.55                       65.55           19,000
                                                        ---------------                                          ---------------
                                                              1,506,000                                                1,406,000
                                                        ---------------                                          ---------------
OREGON/CALIFORNIA:
 Coos (OR 5)..........................................          261,000      100.00                      100.00          261,000
 Del Norte (CA 1).....................................          209,000      100.00                      100.00          209,000
 Crook (OR 6) *.......................................          199,000      100.00                      100.00          199,000
 Medford, OR *........................................          174,000      100.00                      100.00          174,000
 Mendocino (CA 9).....................................          140,000      100.00                      100.00          140,000
 Modoc (CA 2).........................................           63,000      100.00                      100.00           63,000
                                                        ---------------                                          ---------------
                                                              1,046,000                                                1,046,000
                                                        ---------------                                          ---------------
 TOTAL NORTHWEST REGIONAL MARKET CLUSTER..............        2,552,000                                                2,452,000
                                                        ---------------                                          ---------------
                                                        ---------------                                          ---------------
MAINE/NEW HAMPSHIRE/VERMONT MARKET CLUSTER:
 Manchester-Nashua, NH................................          360,000       92.70                       92.70          334,000
 Coos (NH 1) *........................................          225,000      100.00                      100.00          225,000
 Kennebec (ME 3)......................................          221,000      100.00                      100.00          221,000
 Carroll (NH 2).......................................          218,000      100.00                      100.00          218,000
 Somerset (ME 2)......................................          146,000      100.00                      100.00          146,000
 Bangor, ME...........................................          144,000       91.88                       91.88          132,000
 Addison (VT 2) * (2).................................          107,000      100.00                      100.00          107,000
 Washington (ME 4) *..................................           86,000      100.00                      100.00           86,000
 Lewiston-Auburn, ME..................................          100,000       83.63                       83.63           84,000
 Oxford (ME 1)........................................           83,000      100.00                      100.00           83,000
                                                        ---------------                                          ---------------
 TOTAL MAINE/NEW HAMPSHIRE/VERMONT MARKET CLUSTER.....        1,690,000                                                1,636,000
                                                        ---------------                                          ---------------
                                                        ---------------                                          ---------------
FLORIDA/GEORGIA MARKET CLUSTER:
 Fort Pierce, FL *....................................          297,000      100.00                      100.00          297,000
 Tallahassee, FL......................................          285,000      100.00                      100.00          285,000
 Worth (GA 14)........................................          256,000      100.00                      100.00          256,000
 Gainesville, FL......................................          225,000      100.00                      100.00          225,000
 Toombs (GA 11).......................................          156,000      100.00                      100.00          156,000
 Walton (FL 10).......................................          121,000      100.00                      100.00          121,000
 Putnam (FL 5) (2)....................................           71,000      100.00                      100.00           71,000
 Dixie (FL 6).........................................           58,000      100.00                      100.00           58,000
 Jefferson (FL 8) (2).................................           50,000      100.00                      100.00           50,000

                                                                                        PERCENTAGE                   CURRENT
                                                                                          CHANGE                       AND
                                                                           CURRENT     PURSUANT TO                 ACQUIRABLE
                                                             1998        PERCENTAGE     DEFINITIVE                 POPULATION
                    CLUSTER/MARKET                        POPULATION      INTEREST    AGREEMENTS(1)     TOTAL      EQUIVALENTS
------------------------------------------------------  ---------------  -----------  --------------  ---------  ---------------
 Calhoun (FL 9).......................................           43,000      100.00%                     100.00%          43,000
                                                        ---------------                                          ---------------
 TOTAL FLORIDA/GEORGIA MARKET CLUSTER.................        1,562,000                                                1,562,000
                                                        ---------------                                          ---------------
                                                        ---------------                                          ---------------
TEXAS/OKLAHOMA/MISSOURI/KANSAS REGIONAL MARKET
  CLUSTER:
 OKLAHOMA/MISSOURI/KANSAS:
 Tulsa, OK *..........................................          804,000       55.06                       55.06          442,000
 Joplin, MO *.........................................          149,000      100.00                      100.00          149,000
 Seminole (OK 6)......................................          219,000       55.06                       55.06          120,000
 Elk (KS 15) *........................................          154,000       75.00                       75.00          115,000
 Nowata (OK 4) * (2)..................................          102,000       55.06                       55.06           56,000
                                                        ---------------                                          ---------------
                                                              1,428,000                                                  882,000
                                                        ---------------                                          ---------------
TEXAS/OKLAHOMA:
 Garvin (OK 9)........................................          204,000      100.00                      100.00          204,000
 Wichita Falls, TX *..................................          140,000       70.45                       70.45           99,000
 Haskell (OK 10)......................................           84,000      100.00                      100.00           84,000
 Lawton, OK *.........................................          110,000       70.45                       70.45           78,000
 Jackson (OK 8) *.....................................           97,000       70.45                       70.45           68,000
 Hardeman (TX 5) * (2)................................           37,000       70.45                       70.45           26,000
 Briscoe (TX 4) * (2).................................           12,000       70.45                       70.45            9,000
 Beckham (OK 7) * (2).................................           10,000       70.45                       70.45            7,000
                                                        ---------------                                          ---------------
                                                                694,000                                                  575,000
                                                        ---------------                                          ---------------
 TOTAL TEXAS/OKLAHOMA/MISSOURI/ KANSAS REGIONAL MARKET
   CLUSTER............................................        2,122,000                                                1,457,000
                                                        ---------------                                          ---------------
                                                        ---------------                                          ---------------
EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET
  CLUSTER:
 Knoxville, TN *......................................          560,000       96.03                       96.03          538,000
 Asheville, NC *......................................          214,000      100.00                      100.00          214,000
 Henderson (NC 4) * (2)...............................          196,000      100.00                      100.00          196,000
 Bledsoe (TN 7) * (2).................................          152,000       96.03                       96.03          146,000
 Hamblen (TN 4) * (2).................................          136,000      100.00                      100.00          136,000
 Macon (TN 3) *.......................................          347,000       16.67                       16.67           58,000
 Yancey (NC 2) * (2)..................................           31,000      100.00                      100.00           31,000
                                                        ---------------                                          ---------------
TOTAL EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET
  CLUSTER.............................................        1,636,000                                                1,319,000
                                                        ---------------                                          ---------------
                                                        ---------------                                          ---------------
SOUTHERN TEXAS MARKET CLUSTER:
 Corpus Christi, TX...................................          392,000      100.00                      100.00          392,000
 Atascosa (TX 19) (3).................................          266,000      100.00                      100.00          266,000
 Edwards (TX 18)......................................          227,000      100.00                      100.00          227,000
 Laredo, TX...........................................          188,000       93.74                       93.74          177,000
 Wilson (TX 20).......................................          150,000      100.00                      100.00          150,000
 Victoria, TX.........................................           83,000      100.00                      100.00           83,000
                                                        ---------------                                          ---------------
 TOTAL SOUTHERN TEXAS MARKET CLUSTER..................        1,306,000                                                1,295,000
                                                        ---------------                                          ---------------
                                                        ---------------                                          ---------------
OTHER OPERATIONS:
 Hawaii (HI 3)........................................          141,000      100.00                      100.00          141,000
                                                        ---------------                                          ---------------
    Total Managed Markets.............................       25,850,000                                               24,015,000
                                                        ---------------                                          ---------------
                                                        ---------------                                          ---------------
MARKETS MANAGED BY OTHERS:
 Los Angeles/Oxnard, CA *.............................       15,795,000        5.50                        5.50          869,000
 Jefferson (NY 1) *...................................          255,000       60.00                       60.00          153,000
 Oklahoma City, OK *..................................        1,010,000       14.60                       14.60          147,000

                                                                                        PERCENTAGE                   CURRENT
                                                                                          CHANGE                       AND
                                                                           CURRENT     PURSUANT TO                 ACQUIRABLE
                                                             1998        PERCENTAGE     DEFINITIVE                 POPULATION
                    CLUSTER/MARKET                        POPULATION      INTEREST    AGREEMENTS(1)     TOTAL      EQUIVALENTS
------------------------------------------------------  ---------------  -----------  --------------  ---------  ---------------
 McAllen, TX..........................................          526,000       26.20%                      26.20%         138,000
 Portsmouth-Dover-Rochester, NH-ME *..................          282,000       40.00                       40.00          113,000
 Others (Fewer than 100,000 population equivalents
  each)...............................................                                                                   730,000
                                                                                                                 ---------------
    Total Population Equivalents of Markets Managed by
      Others..........................................                                                                 2,150,000
                                                                                                                 ---------------
    Total Population Equivalents......................                                                                26,165,000
                                                                                                                 ---------------
                                                                                                                 ---------------

---------

*   Designates wireline market.

(1) Interests under these agreements are expected to be acquired at the time specified in the agreements, following the satisfaction of customary closing conditions.

(2) These markets have been partitioned into more than one licensed area. The 1998 population, percentage ownership and number of population equivalents shown are for the licensed areas within the markets in which the Company owns an interest.

(3) These markets include territory and population equivalents of fill-in areas which were annexed from adjacent MSAs or RSAs.

    SYSTEM DESIGN AND CONSTRUCTION. The Company designs and constructs its systems in a manner it believes will permit it to provide high-quality service to mobile, transportable and portable cellular telephones, based on market and engineering studies which relate to specific markets. Engineering studies are performed by Company personnel or independent engineering firms. The Company's switching equipment is digital, which reduces noise and crosstalk and is capable of interconnecting in a manner which reduces costs of operation. While digital microwave interconnections are typically made between the MTSO and cell sites, both analog and digital radio transmissions are made between cell sites and the cellular telephones themselves. Network reliability is given careful consideration and extensive redundancy is employed in virtually all aspects of the Company's network design. Route diversity, ring topology and extensive use of emergency standby power are also utilized to enhance network reliability and minimize service disruption from any particular network failure.

    In accordance with its strategy of building and strengthening market clusters, the Company has selected high capacity digital cellular switching systems that are capable of serving multiple markets through a single MTSO. The Company's cellular systems are designed to facilitate the installation of equipment which will permit microwave interconnection between the MTSO and the cell site. The Company has implemented such microwave interconnection in most of the cellular systems it manages. In other systems in which the Company owns a majority interest and where it is believed to be cost-efficient, such microwave technology will also be implemented. Otherwise, such systems will rely upon landline telephone connections to link cell sites with the MTSO. Although the installation of microwave network interconnection equipment requires a greater initial capital investment, a microwave network enables a system operator to avoid the current and future charges associated with leasing telephone lines from the landline telephone company, while generally improving system reliability. In addition, microwave facilities can be used to connect separate cellular systems to allow shared switching, which reduces the aggregate cost of the equipment necessary to operate multiple systems. Microwave facilities can also be used to carry long-distance calls, which reduces the costs of interconnecting to the landline network.

    The Company has continued to expand its Wide Area Network to accomodate various business functions, including: automatic call delivery, intersystem handoff, credit validation, fraud prevention, network management, long-distance traffic, SS7 signaling and virtually all internal data communications between various Company office locations and a significant number of the Company's retail locations.

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

    Company-owned and managed locations are designed to market cellular service to the consumer segment in a familiar setting. In late 1997, the Company expanded its e-commerce site to offer three rate plans across the country aimed at each of the Company's three major segments. Sales are relatively light at this time, but the Company anticipates that as customers become more comfortable with on-line purchasing, the Internet will become more of a robust marketing channel.

    The Company manages each cluster of markets with a local staff, including sales, customer service, engineering and in some cases installation personnel. Direct sales consultants market cellular service to business customers throughout each cluster. Retail associates work out of the retail locations and market cellular service primarily to the consumer and small business segment. The Company maintains an ongoing training program to improve the effectiveness of sales consultants and retail associates by focusing their efforts on obtaining customers and maximizing the sale of high-user packages. These packages provide for customers to obtain a minimum amount of usage at discounted rates per minute, at fixed prices which are charged even if usage falls below a defined monthly minimum amount.

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

    The Company opened its first retail locations in late 1993, expanding to over 280 stand-alone retail stores by the end of 1998. These Company-owned and operated businesses utilize rental facilities in high-traffic areas, primarily in strip malls. The Company has implemented a uniform appearance in these stores, with all having similar displays and layouts. The retail centers' hours of business match those of the retail trade in the local marketplace, often staying open on weekends and later in the evening than a typical business supplier. To fully serve customer needs, these stores sell accessories to complement the phones and services the Company has traditionally provided. During 1998, the Company further expanded its retail presence by opening smaller retail kiosks within other larger merchandisers, called "stores within a store," and had several of these locations in place at year-end. Additionally, the Company operates small kiosks within stores such as Wal-Mart and staffs those kiosks with Company personnel. At December 31, 1998, the Company managed nearly 170 of these kiosks.

    The Company actively pursues national retail accounts, as agents of the Company, which yield new customer additions in multiple markets. Agreements have been entered into with such national distributors as Ford Motor Company, General Motors, Radio Shack, Best Buy, Circuit City, Staples, Office Depot, Sears, TDS Telecom, TSR Wireless and Onstar in certain of the Company's markets. Upon the sale of a cellular telephone by one of these national distributors, the Company receives, often exclusively within the territories served, the resulting cellular customer. The Company created a new class of agent during 1998, the Value Added Distributor agent channel. This channel's initial focus was on the sale of the Company's prepaid service product, TalkTracker, to selected market segments, and complements the Company's own distribution channels.

    The Company uses a variety of direct mail, billboard, radio, television and newspaper advertising to stimulate interest by prospective customers in purchasing the Company's cellular service and to establish familiarity with the Company's name. In 1998, the Company increased its focus on brand advertising, including the addition of several new television commercials, using the tag line "The Way People Talk Around Here"(SM) to promote the United States Cellular-Registered Trademark- brand. Additionally, the Company began actively advertising its digital service offerings through both television and radio advertising during the year. Advertising is directed at gaining customers, improving customers' awareness of the United States
Cellular-Registered Trademark- brand, increasing existing customers' usage and increasing the public awareness and understanding of the cellular services offered by the Company. The Company attempts to select the advertising and promotion media that are most appealing to the targeted groups of potential customers in each local market. The Company utilizes local advertising media and public relations activities and establishes programs such as its CommunityCare programs to enhance public awareness of the Company. These programs are aimed at supporting the communities in which the Company serves. The programs range from loaning phones to support public service operations in emergencies to assisting victims of domestic abuse.

    The following table summarizes, by operating cluster, the total population, the Company's customer units and penetration for the Company's majority-owned and managed markets that were operational as of December 31, 1998.

                          OPERATING CLUSTERS                              POPULATION     CUSTOMERS    PENETRATION
-----------------------------------------------------------------------  -------------  -----------  -------------
Wisconsin/Illinois.....................................................      4,874,000      498,000        10.22%
Iowa/Missouri/Illinois/Indiana.........................................      4,096,000      426,000        10.40
Eastern North Carolina/South Carolina..................................      2,602,000      168,000         6.46
West Virginia/Maryland/Pennsylvania/Ohio...............................      1,129,000       90,000         7.97
Virginia/North Carolina................................................      1,320,000      107,000         8.11
Washington/Oregon/Idaho................................................      1,506,000      124,000         8.23
Oregon/California......................................................      1,046,000       86,000         8.22
Maine/New Hampshire/Vermont............................................      1,690,000      129,000         7.63
Florida/Georgia........................................................      1,562,000      136,000         8.71
Oklahoma/Missouri/Kansas...............................................      1,428,000      133,000         9.31
Texas/Oklahoma.........................................................        694,000       59,000         8.50
Eastern Tennessee/Western North Carolina...............................      1,289,000      137,000        10.63
Southern Texas.........................................................      1,306,000       70,000         5.36
Other Operations.......................................................        141,000       20,000        14.18
                                                                         -------------  -----------        -----
                                                                            24,683,000    2,183,000         8.84%
                                                                         -------------  -----------        -----
                                                                         -------------  -----------        -----

CUSTOMERS AND SYSTEM USAGE

    Cellular customers come from a wide range of demographic segments. Business users typically include a large proportion of individuals who work outside of their offices such as people in the construction, real estate, wholesale and retail distribution businesses and professionals. Increasingly, the Company is providing cellular service to consumers and to customers who use their cellular telephones for mixed business and personal use as well as for security purposes. A major portion of the Company's recent customer growth is from these lower revenue segments. Although some of the Company's customers still use in-vehicle cellular telephones, most new customers are selecting portable cellular telephones. These units have become more compact and fully featured as well as more attractively priced, and they appeal to newer segments of the customer population.

    The Company's cellular systems are used most extensively during normal business hours between 7:00 AM and 6:00 PM. On average, the local retail customers in the Company's consolidated markets used their cellular systems approximately 105 minutes per unit each month and generated retail revenue of approximately $33 per month during 1998, compared to 103 minutes and $36 per month in 1997. Revenue generated by roamers using the Company's systems ("inbound roaming"), together with local retail, toll and other revenues, brought the Company's total average monthly service revenue per customer unit in consolidated markets to $49 during 1998. Average monthly service revenue per customer unit decreased approximately 10% during 1998. This decrease resulted from decreases in average revenue per minute of use from both local retail customers and inbound roamers. Competitive pressures and the Company's increasing use of pricing and other incentive programs that encourage weekend and off-peak usage at reduced rates, in order to stimulate overall usage, resulted in a decrease in average local retail revenue per minute of use in 1998. Although the introduction of "one rate" pricing plans by other wireless companies has helped increase inbound roaming minutes of use on the Company's systems during 1998, inbound roaming revenue per minute decreased during the year. The decrease is partially a result of the ongoing trend toward reduced per minute prices for roaming negotiated between the Company and other cellular operators and also due to the additional minutes generated by customers with "one rate" pricing plans, which are at lower than average rates. The Company anticipates that average monthly service revenue per customer unit will continue to decline in the future. However, this effect is more than offset by the Company's increasing number of customers; therefore, the Company expects total revenues to continue to grow for the next few years.

    The Company's main sources of revenue are from its own customers and from inbound roaming customers. The Company's roaming service allows a customer to place or receive a call in a cellular service area away from the customer's home service area. The Company has entered into "roaming agreements" with operators of other cellular systems covering virtually all systems in the United States, Canada and Mexico. The Company also has roaming agreements with several PCS operators. The charge for this service is typically at premium rates and is billed by the Company to the customer's home system, which then bills the customer. The Company has entered into agreements with other cellular carriers to transfer roaming usage at agreed-upon rates. In some instances, based on competitive factors, the Company may charge a lower amount to its customers than the amount actually charged to the Company by another cellular carrier for roaming.

    The following table summarizes certain information about customers and market penetration in the Company's consolidated operations.

                                                                   YEAR ENDED OR AT DECEMBER 31,
                                                                -----------------------------------
                                                      1998         1997         1996        1995       1994
                                                   -----------  -----------  -----------  ---------  ---------
Majority-owned and managed markets:
  Cellular markets in operation (1)..............          138          134          131        137        130
  Total population of markets in service
    (000s).......................................       24,683       24,034       21,712     22,309     21,314
  Customer Units: (2)
    at beginning of period.......................    1,710,000    1,073,000      710,000    421,000    261,000
    additions during period......................      915,000      941,000      561,000    426,000    250,000
    disconnects during period....................      442,000      304,000      198,000    137,000     90,000
    at end of period.............................    2,183,000    1,710,000    1,073,000    710,000    421,000
  Market penetration at end of period (3)........         8.84%        7.11%        4.94%      3.18%      1.98%

---------

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

(3) Computed by dividing the number of customer units at the end of the period by the total population of markets in service as estimated by Claritas (1997-1998) or Donnelley Marketing Service (1994-1996) for the respective years.

PRODUCTS AND SERVICES

    CELLULAR TELEPHONES AND INSTALLATION. There are a number of different types of cellular telephones, all of which are currently compatible with cellular systems nationwide. The Company offers a full range of vehicle-mounted, transportable and portable cellular telephones. Features offered in some of the cellular telephones include hands-free calling, repeat dialing, horn alert and others. In the systems where the Company offers digital service, additional features such as caller ID and short messaging services are available on those cellular telephones.

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

    CELLULAR SERVICES. The Company's customers are able to choose from a variety of packaged pricing plans which are designed to fit different calling patterns. The ability to help a customer find the right technology and the right pricing plan is central to the Company's brand positioning. During 1998, the Company focused its efforts on new products with the continued introduction of its digital service offering, called Digital PCS, and its prepaid offering, TalkTracker-Registered Trademark-. Both offerings were very successful, as many higher revenue customers purchased the Company's digital offering and new market segments such as individuals with credit difficulties were able to purchase cellular service through the Company's prepaid offering. The Company's customer bills typically show separate charges for custom-calling features, airtime in excess of the packaged amount, and toll calls. Custom-calling features provided by the Company include wide-area call delivery, call forwarding, call waiting, three-way calling and no-answer transfer. The Company also offers a voice message service in many of its markets. This service, which functions like a sophisticated answering machine, allows customers to receive messages from callers when they are not available to take calls. Additional services, such as short messaging service, are available in the Company's markets where digital service is offered.

REGULATION

    REGULATORY ENVIRONMENT. The operations of the Company are subject to FCC and state regulation. The cellular telephone licenses held by USM are granted by the FCC for the use of radio frequencies and are an important component of the overall value of the assets of the Company. The construction, operation and transfer of cellular systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934 (the "Communications Act"). In 1996, Congress enacted the Telecommunications Act of 1996 (the "1996 Act"), which amended the Communications Act. The 1996 Act mandates significant changes in existing telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the nation and to streamline regulation of the telecommunications industry to remove regulatory burdens, as competition develops. The FCC has promulgated regulations governing construction and operation of cellular systems, licensing (including renewal of licenses) and technical standards for the provision of cellular telephone service under the Communications Act, and is implementing the legislative objectives of the 1996 Act, as discussed below.

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

    Beginning in 1996, the FCC has also imposed a requirement that all licensees register and obtain FCC registration numbers for all of their antenna towers which require prior FAA clearance. All new towers must be registered at the time of construction and existing towers were required to be registered on a staggered state-by-state basis by May 1998. USM has completed the registration of its existing towers.

    Beginning in October 1997, cellular systems, which previously were "categorically excluded" from having to evaluate their facilities to ensure their compliance with federal "radio frequency" (RF) radiation requirements, were made subject to those requirements (all cellular towers of less than 10 meters in height, building-mounted antennae and cellular telephones must comply with RF radiation guidelines). After October 1997, all new cellular facilities must be in compliance when they are brought into service. Existing facilities must be brought into compliance with the requirements when their licenses are renewed. USM believes that the great majority of its existing facilities already comply with the requirements, that the remainder will be brought into compliance as required and that the cellular telephones it sells comply with the standards.

    Initial cellular telephone licenses were granted tor ten-year periods. The FCC has established standards for conducting comparative renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications. The FCC has: (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a renewal expectancy will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and
(iii) provided procedures for preventing possible abuses in the comparative renewal process. The FCC has concluded that it will award a renewal expectancy if the licensee has (i) provided "substantial" performance, which is defined as "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal," and (ii) complied with FCC rules, policies and the Communications Act. If a renewal expectancy is awarded to an existing licensee, its license is renewed and competing applications are not considered. All of USM's licenses which it applied to have renewed in 1995, 1996, 1997 and 1998 were renewed.

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

    The FCC has also provided that five years after the initial licenses are granted, unserved areas within markets previously granted to licensees may be applied for by both wireline and non-wireline entities and by third parties. Accordingly, many unserved area applications have been filed by USM and others and have generally been routinely granted. USM's strategy with respect to system construction in its markets has been to build cells covering areas within such markets that USM considers economically feasible to serve or might conceivably wish to serve and to do so within the five-year period following issuance of the license. In cases where applications for unserved areas are filed which are mutually exclusive and would result in overlapping service areas, the FCC decides between the competing applicants by an auction process.

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

    RECENT EVENTS. There are certain regulatory proceedings currently pending before the FCC which are of particular importance to the cellular industry. In one proceeding, the FCC has imposed new "enhanced 911" regulations on cellular carriers. Enhanced 911 capabilities would enable cellular systems to determine the precise location of persons making emergency calls. The new rules will require cellular carriers to work with local public safety officials to process 911 calls, including those made from mobile telephones not registered with the cellular system. Since April 1998, cellular carriers have had to be able to identify the cell from which the call has been made. The rules will require cellular systems to improve their ability to locate wireless 911 callers by 2001.

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

    The FCC has adopted requirements which will make it possible for subscribers to retain, subject to certain geographic and other limitations, their existing telephone numbers when they switch from one service provider to another. This numbering portability will include switching between Local Exchange Carriers ("LECs") and other wireline providers, between wireless service providers and between LEC/wireline and wireless providers. LECs, in the 100 largest MSAs, have implementation deadlines by the end of 1998 at those switches which received specific requests for numbering portability. The FCC recently extended the compliance date for cellular, broadband PCS and certain other wireless providers to November 2002.

    In another proceeding, the FCC in 1996 adopted rules regarding the method by which cellular carriers and LECs shall compensate each other for interconnecting cellular and local exchange facilities. The FCC rules provided for symmetrical and reciprocal compensation between LECs and cellular carriers, and also prescribed interim interconnection proxy rates, which are much lower than the rates formerly paid by cellular carriers to LECs. Symmetrical and reciprocal compensation means they must pay each other at the same rate. Interconnection rate issues will be decided by the states. Cellular carriers are now paying and in the future can be expected to pay lower rates to LECs than they previously paid. This result is expected to be favorable to the wireless industry and somewhat unfavorable to LECs.

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

    The 1996 Act establishes principles and a process for implementing a modified "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The 1996 Act also requires universal service to schools, libraries and rural health facilities at discounted rates. Cellular carriers must provide such discounted rates in accordance with federal regulations. The FCC has implemented the mandate of the 1996 Act to create a new universal service support mechanism "to ensure that all Americans have access to telecommunications services." The 1996 Act requires all interstate telecommunications providers, including wireless service providers, to "make an equitable and non-discriminatory contribution" to support the cost of providing universal service, unless their contribution would be DE MINIMIS. At present, the provision of landline telephone service in high-cost areas is subsidized by access charges and other payments by interexchange carriers to LECs. The obligation to make payments to support universal service has been expanded to include other telecommunications service providers, including cellular carriers. Such payments are based on a percentage of the total "billed revenue" of carriers for a given previous half year and began in the first quarter of 1998. Carriers are free to pass such charges on to their customers. Cellular carriers are also eligible to receive universal service support payments in certain circumstances under the new systems if they provide specified services in "high-cost" areas. USM has sought designation as an "eligible telecommunications carrier" qualified to receive universal service support in certain states.

    Under a 1994 federal law, the Communications Assistance to Law Enforcement Act, all telecommunications carriers, including USM and other wireless licensees, were to have implemented by October 1998 certain equipment changes necessary to assist law enforcement authorities in achieving an enhanced ability to conduct electronic surveillance of those suspected of criminal activity. However, owing to disputes between the Federal Bureau of Investigation and the relevant industry groups about the law's requirements, the FCC has not yet adopted the necessary technical standards to enable carriers to meet those requirements. Questions also exist regarding reimbursement by a federal fund of certain of the costs involved. USM supported the efforts of industry groups to obtain from the FCC a postponement of the October 1998 deadline on the grounds that compliance with the originally proposed schedule was impossible. In September 1998, the FCC postponed the compliance deadline until June 2000.

    The FCC also has pending proceedings: (1) to ensure that the customers of wireless providers, among others, receive complete, accurate and understandable bills; (2) to establish safeguards to protect against unauthorized access to customer information; (3) to retain, relax or repeal its 45 megahertz ("MHz") cap on the amount of spectrum which entities under common ownership and control may hold in a single market and its related cellular cross-interest restrictions; and (4) to implement requirements for wireless providers to set interstate interexchange rates in each state at levels no higher than the rates charged to subscribers in any other state.

    The FCC has also allocated a total of 140 MHz to broadband PCS, 20 MHz to unlicensed operations and 120 MHz to licensed operations, consisting of two 30 MHz blocks in each of the 51 Major Trading Areas ("MTAs") and one 30 MHz block and three 10 MHz blocks in each of 493 Basic Trading Areas ("BTAs"). Cellular operators and those entities under common ownership with them are permitted to participate in the ownership of PCS licenses, except for those PCS licenses reserved for small businesses, and licenses for PCS service areas in which the cellular operator owns a 20% or greater interest in a cellular licensee, the service area of which covers 10% or more of the population of the PCS service area. In the latter case, the cellular license is limited to two 10 MHz PCS channel blocks. As noted previously, the FCC is now reconsidering these ownership limits.

    PCS technology is similar in some respects to cellular technology. Where it has become commercially available, this technology is capable of offering increased capacity for wireless two-way and one-way voice, data and multimedia communications services and has resulted in increased competition with USM's operations in the markets where PCS systems have begun operations. The ability of these PCS licensees to complement or compete with existing cellular licensees will be affected by future FCC rule-makings. These and other future technological and regulatory developments in the wireless telecommunications industry and the enhancement of current technologies will likely create new products and services that are competitive with the services currently offered by USM. There can be no assurance that USM will not be adversely affected by such technological and regulatory developments.

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

    USM and its subsidiaries have been and intend to remain active participants in proceedings before the FCC and state regulatory authorities. Proceedings with respect to the foregoing policy issues before the FCC and state regulatory authorities could have a significant impact on the competitive market structure among wireless providers and the relationships between wireless providers and other carriers. USM is unable to predict the scope, pace or financial impact of policy changes which could be adopted in these proceedings.

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

    In addition to competition from the other cellular licensee in each market, there is also competition from PCS providers and ESMR system providers, both of which are able to connect with the landline telephone network. PCS providers have initiated service in many markets across the United States, including markets where the Company has operations. PCS providers offer digital, wireless communications services to their customers. The Company expects PCS operators to continue deployment of PCS in portions of all of the Company's clusters throughout 1999. ESMR, an enhanced SMR system, has cells and frequency reuse like other wireless services, thereby eliminating any technological limitation. In recent years, ESMR providers have initiated service in several of the Company's markets. Although less directly a substitute for cellular service, wireless data services and paging services may be adequate for those who do not need full two-way voice service. Similar technological advances or regulatory changes in the future may make available other alternatives to cellular service, thereby creating additional sources of competition.

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

EMPLOYEES

    The Company had 4,800 employees as of December 31, 1998. None of the Company's employees is represented by a labor organization. The Company considers its relationship with its employees to be good.

--------------------------------------------------------------------------------

ITEM 2.  PROPERTIES

    With the exception of certain parcels of land which are leased under long-term leases, all of the property and equipment used for mobile telephone switching offices and cell sites is owned by the Company, one of its subsidiaries or the partnership or corporation which holds the construction permit or license. The Company has not experienced major problems with obtaining zoning approval for cell sites or operating facilities and does not anticipate any such problems in the future which are or will be material to the Company and its subsidiaries as a whole.

    The Company leases approximately 93,000 square feet of office space for its headquarters in Chicago, Illinois.

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

    No matter was submitted to a vote of securities holders during the fourth quarter of 1998.

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

--------------------------------------------------------------------------------

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Incorporated by reference from Exhibit 13, Annual Report section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" under the caption "Market Risk."

--------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Incorporated by reference from Exhibit 13, Annual Report sections entitled "Consolidated Quarterly Income Information (Unaudited)," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Changes in Common Shareholders' Equity," "Notes to Consolidated Financial Statements" and "Report of Independent Public Accountants."

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

    Incorporated by reference from Proxy Statement section entitled "Certain Relationships and Related Transactions."

--------------------------------------------------------------------------------
                                    PART IV
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed as a part of this report:

(a) (1) Financial Statements

Consolidated Quarterly Income Information (Unaudited)......  Annual Report*
Consolidated Statements of Income..........................  Annual Report*
Consolidated Statements of Cash Flows......................  Annual Report*
Consolidated Balance Sheets................................  Annual Report*
Consolidated Statements of Changes in Common Shareholders'
  Equity...................................................  Annual Report*
Notes to Consolidated Financial Statements.................  Annual Report*
Report of Independent Public Accountants...................  Annual Report*

---------

*   Incorporated by reference from Exhibit 13.

    (2) Schedules

                                                                                                     LOCATION
                                                                                                    ----------
Report of Independent Public Accountants on Financial Statement Schedule..........................  page 28
II.        Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended
           December 31, 1998......................................................................  page 29

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

 EXHIBIT
  NUMBER    DESCRIPTION
----------  -----------------------------------------------------------------------------------------------------
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

10.11       Summary of 1998 Bonus Program for Senior Corporate Staff of the Company.

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
            33-57255).

 EXHIBIT
  NUMBER    DESCRIPTION
----------  -----------------------------------------------------------------------------------------------------
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

10.24       Form of 1997 Special Retention Restricted Stock Awards is hereby incorporated by reference to Exhibit
            99.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-57063).

10.25       United States Cellular Corporation 1998 Long-Term Incentive Plan is hereby incorporated by referenceto Exhibit 99.4 to the Company's Registration Statement on Form S-8 (Registration No.
            333-57063).

10.26       Deferred Compensation Agreement for Joyce Gab Kneeland dated December 31, 1997.

(b) Reports on Form 8-K filed during the quarter ended December 31, 1998.

    The Company filed a Current Report on Form 8-K on December 23, 1998 dated December 18, 1998, which included a press release that announced that TDS was withdrawing its offer to acquire all of the issued and outstanding Common Shares of USM not already owned by TDS (the "Offer"). The original offer was made in December 1997 and called for TDS to issue a new class of common stock, commonly known as "Tracking Stock" and which would reflect the performance of the Company, in exchange for the Common Shares of USM it proposed to acquire. Because the Offer was withdrawn, a special committee of the Company's Board of Directors that had been appointed to review the Offer was dissolved.

--------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of United States Cellular
Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in United States Cellular Corporation and Subsidiaries Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 27, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 27, 1999

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                COLUMN A
              DESCRIPTION                   COLUMN B      COLUMN C-1                                  COLUMN E
----------------------------------------   BALANCE AT     CHARGED TO     COLUMN C-2                  BALANCE AT
                                          BEGINNING OF    COSTS AND      CHARGED TO      COLUMN D      END OF
(DOLLARS IN THOUSANDS)                       PERIOD        EXPENSES    OTHER ACCOUNTS   DEDUCTIONS     PERIOD
                                          -------------  ------------  ---------------  -----------  -----------
FOR THE YEAR ENDED DECEMBER 31, 1998
Deducted from deferred state tax asset:
  For unrealized net operating losses      $   (10,233)   $     (705)    $    (2,510)    $      --    $ (13,448)
Deducted from accounts receivable:
  For doubtful accounts                         (5,259)      (20,197)             --        19,402       (6,054)
FOR THE YEAR ENDED DECEMBER 31, 1997
Deducted from deferred federal tax
  asset:
  For unrealized net operating losses      $    (2,147)   $       --     $     2,147     $      --    $      --
Deducted from deferred state tax asset:
  For unrealized net operating losses          (11,003)          877            (107)           --      (10,233)
Deducted from accounts receivable:
  For doubtful accounts                         (4,199)      (25,578)             --        24,518       (5,259)
FOR THE YEAR ENDED DECEMBER 31, 1996
Deducted from deferred federal tax
  asset:
  For unrealized net operating losses      $    (8,141)   $    5,795     $       199     $      --    $  (2,147)
Deducted from deferred state tax asset:
  For unrealized net operating losses          (11,969)        2,305          (1,339)           --      (11,003)
Deducted from accounts receivable:
  For doubtful accounts                         (3,820)      (17,534)             --        17,155       (4,199)
----------------------------------------------------------------------------------------------------------------

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

                                                UNITED STATES CELLULAR CORPORATION

                                                By:                   /S/ H. DONALD NELSON
                                                           ------------------------------------------
                                                                        H. Donald Nelson
                                                              PRESIDENT (CHIEF EXECUTIVE OFFICER)

                                                By:                  /S/ KENNETH R. MEYERS
                                                           ------------------------------------------
                                                                       Kenneth R. Meyers
                                                             EXECUTIVE VICE PRESIDENT--FINANCE AND
                                                              TREASURER (CHIEF FINANCIAL OFFICER)

                                                By:                    /S/ JOHN T. QUILLE
                                                           ------------------------------------------
                                                                         John T. Quille
                                                                           CONTROLLER
                                                                 (PRINCIPAL ACCOUNTING OFFICER)

Dated March 30, 1999

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

                             SIGNATURE                                   TITLE             DATE
--------------------------------------------------------------------  -----------  ---------------------
                              /S/ H. DONALD NELSON                       DIRECTOR     March 30, 1999
          -----------------------------------------------
                          H. Donald Nelson

                           /S/ LEROY T. CARLSON, JR.                     DIRECTOR     March 30, 1999
          -----------------------------------------------
                       LeRoy T. Carlson, Jr.

                               /S/ LEROY T. CARLSON                      DIRECTOR     March 30, 1999
          -----------------------------------------------
                          LeRoy T. Carlson

                            /S/ WALTER C.D. CARLSON                      DIRECTOR     March 30, 1999
          -----------------------------------------------
                        Walter C. D. Carlson

                               /S/ SANDRA L. HELTON                      DIRECTOR     March 30, 1999
          -----------------------------------------------
                          Sandra L. Helton

                              /S/ PAUL-HENRI DENUIT                      DIRECTOR     March 30, 1999
          -----------------------------------------------
                         Paul-Henri Denuit

                              /S/ J. SAMUEL CROWLEY                      DIRECTOR     March 30, 1999
          -----------------------------------------------
                         J. Samuel Crowley

                              /S/ KENNETH R. MEYERS                      DIRECTOR     March 30, 1999
          -----------------------------------------------
                         Kenneth R. Meyers

--------------------------------------------------------------------------------
                               INDEX TO EXHIBITS
--------------------------------------------------------------------------------

 EXHIBIT
   NO.                                            DESCRIPTION OF DOCUMENT
----------  ----------------------------------------------------------------------------------------------------

  3.1       Restated Certificate of Incorporation, as amended, is hereby incorporated by reference to an exhibit to the Company's Amendment No. 2 on Form 8 dated December 28, 1992, to the Company's Report on Form
            8-A.

  3.2       Restated Bylaws, as amended.

  4.1       Restated Certificate of Incorporation, as amended, is hereby incorporated by reference to an exhibit to the Company's Amendment No. 2 on Form 8 dated December 28, 1992 to the Company's Report on Form
            8-A.

  4.2       Restated Bylaws, as amended, are included as Exhibit 3.2 to this Form 10-K filing.

  4.3       Indenture dated June 1, 1995 between registrant and Harris Trust and Savings Bank, as Trustee, relating to the LYONs is hereby incorporated by reference to the Company's Form 8-K dated June 16,
            1995.

  4.4       Form of Certificate for Liquid Yield Option Note (included in Exhibit 4.3).

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

  9.4       Amendment dated as of May 22, 1998, to the Voting Trust Agreement dated as of June 30, 1989, as amended is hereby incorporated by reference to Exhibit 99.3 to Telephone and Data Systems, Inc.'s
            Current Report on Form 8-K filed on June 5, 1998.

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

 EXHIBIT
   NO.                                            DESCRIPTION OF DOCUMENT
----------  ----------------------------------------------------------------------------------------------------
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

 10.11      Summary of 1998 Bonus Program for the Senior Corporate Staff of the Company.

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

 EXHIBIT
   NO.                                            DESCRIPTION OF DOCUMENT
----------  ----------------------------------------------------------------------------------------------------
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

 10.24      Form of 1997 Special Retention Restricted Stock Awards is hereby incorporated by reference to
            Exhibit 99.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-57063).

 10.25      United States Cellular Corporation 1998 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-57063).

 10.26      Deferred Compensation Agreement for Joyce Gab Kneeland dated December 31, 1997.

 11         Statement regarding computation of per share earnings (included in Note 4 to Consolidated Financial
            Statements which are included in Exhibit 13).

 12         Statement regarding computation of ratios.

 13         Incorporated portions of 1998 Annual Report to Security Holders.

 21         Subsidiaries of the Registrant.

 23.1       Consent of independent public accountants.

 27         Financial Data Schedules.

         [LOGO]

8410 West Bryn Mawr
Suite 700
Chicago, Illinois 60631
(773) 399-8900