Form 10-Q
period 1999-03-31
UNITED STATES CELLULAR CORP
filed 1999-05-14
CIK 821130

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


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 1999
                               ------------------------------------------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              --------------------     -----------------------

                          Commission File Number 1-9712

--------------------------------------------------------------------------------

                       UNITED STATES CELLULAR CORPORATION

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                  62-1147325
 ------------------------------              -----------------------------------
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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at April 30, 1999
  ---------------------------------             -----------------------------
   Common Shares, $1 par value                       54,452,675 Shares
Series A Common Shares, $1 par value                 33,005,877 Shares
--------------------------------------------------------------------------------

                       UNITED STATES CELLULAR CORPORATION
                       ----------------------------------
                         1ST QUARTER REPORT ON FORM 10-Q
                         -------------------------------

                                      INDEX
                                      -----



                                                                        Page No.
                                                                        --------
Part I.           Financial Information

                  Management's Discussion and Analysis of
                     Results of Operations and Financial Condition        2-14

                  Consolidated Statements of Operations -
                     Three Months Ended March 31, 1999 and 1998            15

                  Consolidated Statements of Cash Flows -
                     Three Months Ended March 31, 1999 and 1998            16

                  Consolidated Balance Sheets -
                     March 31, 1999 and December 31, 1998                17-18

                  Notes to Consolidated Financial Statements             19-21


Part II.          Other Information                                        22


Signatures                                                                 23

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                             AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------
Three Months Ended 3/31/99 Compared to Three Months Ended 3/31/98
-----------------------------------------------------------------

United States Cellular Corporation (the "Company" - AMEX symbol: USM) owns, operates and invests in cellular markets throughout the United States. USM is an 80.9%-owned subsidiary of Telephone and Data Systems, Inc. ("TDS").

USM owned either majority or minority cellular interests in 182 markets at March 31, 1999, representing 26,512,000 population equivalents ("pops"). USM included the operations of 138 majority-owned and managed cellular markets, representing
23.7 million pops, in consolidated operations ("consolidated markets") as of March 31, 1999. Minority interests in 38 markets, representing 2.5 million pops, were accounted for using the equity method and were included in investment income at that date. All other interests were accounted for using the cost method. Following is a table of summarized operating data for USM's consolidated operations.

                                                         Three Months Ended
                                                          or At March 31,
                                                      --------------------------
                                                         1998            1997
                                                      ----------     -----------
Total market population (in thousands) (1)               24,683          24,034
Customers                                             2,270,000       1,817,000
Market penetration                                         9.20%           7.56%
Markets in operation                                        138             134
Total employees                                           4,800           4,600
Cell sites in service                                     2,106           1,786
Average monthly revenue per customer                 $    47.18      $    44.66
Churn rate per month                                        2.1%            1.7%
Marketing cost per gross customer addition           $      319      $      313

(1)   Calculated using 1998 Claritas population estimates for each year.

The growth in the Company's operating income in the first three months of 1999, which includes 100% of the revenues and expenses of its consolidated markets plus its corporate office operations, primarily reflects improvements in the Company's overall operations compared to the first three months of 1998. The improvements resulted from growth in the Company's customer base and revenues coupled with continuing economies of scale. Operating revenues, driven by a 25% increase in customers served, rose $80.8 million, or 33%, in 1999. Cash operating expenses rose $55.2 million, or 33%, in 1999. Operating cash flow (operating income plus depreciation and amortization expense) increased $25.6 million, or 33%, in 1999. Depreciation and amortization expense increased $6.6 million, or 15%, in 1999. Operating income increased $19.0 million, or 57%, in 1999.

Investment and other income decreased $185.3 million to $5.9 million in 1999, due primarily to a decrease of $180.0 million in gains on the sales of cellular interests in 1999, plus a $6.2 million, or 48%, reduction in investment income. Gains on sales of cellular interests in 1998 primarily resulted from the sale of certain minority interests to AirTouch Communications, Inc. ("AirTouch"); there were no such sales in 1999. Investment income declined due both to a decrease in 1999 in the aggregate results of markets managed by others in which the Company owned investment interests in both periods, and also related to the sale of minority interests to AirTouch in 1998, which had generated investment income until their disposition.

Net income totaled $27.8 million in 1999, a decrease of $101.9 million, or 79%, from 1998. Diluted earnings per share totaled $0.32 in 1999, a decrease of $1.17, or 79%, from 1998. Net income in 1998 was significantly affected by gains on the sales of cellular interests. A summary of the after-tax effects of gains on net income and diluted earnings per share in each period is shown below.

                                                              Three Months
                                                             Ended March 31,
                                                        ------------------------
                                                              1999       1998
                                                              ----       ----
                                                        (Dollars in thousands,
                                                       except per share amounts)
Net income before after-tax effects of gains            $    27,826  $   19,513
Add: After-tax effects of gains                                  --     110,239
                                                        -----------  ----------

Net income as reported                                  $    27,826  $  129,752
                                                        ===========  ==========

Earnings per share before after-tax effects
   of gains                                             $      0.32  $     0.22
Add: After-tax effects of gains                                  --        1.27
                                                        -----------  ----------

Diluted earnings per share                              $      0.32  $     1.49
                                                        ===========  ==========



Operating Revenues
------------------
Operating revenues totaled $326.0 million in 1999, up $80.8 million, or 33%, over 1998. Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to the Company's local retail customers who use the local systems operated by the Company ("local retail");
(ii) charges to customers of other systems who use the Company's cellular systems when roaming ("inbound roaming"); and (iii) charges for long-distance calls made on the Company's systems. Service revenues totaled $315.2 million in 1999, up $78.9 million, or 33%, over 1998. The increase was primarily due to the growing number of local retail customers and also due to the increase in inbound roaming minutes of use on the Company's systems.

Average monthly service revenue per customer increased 6% to $47.18 in 1999 from $44.66 in 1998. The increases in average monthly service revenue per customer resulted from increases in minutes of use on the Company's systems from both local retail customers and inbound roamers. This effect was partially offset by the continued decline in average revenue per minute of use from both local retail customers and inbound roamers.

Monthly local retail minutes of use per customer increased to 101 in 1999 from 95 in 1998, resulting from the Company's focus on adding value to its services for its customers in order to stimulate overall usage. Also, total inbound roaming minutes used on the Company's systems increased 72% in 1999. This increase was largely affected by the introduction of certain "one rate" programs by other wireless companies in the second half of 1998. Wireless customers who sign up for these programs are given price incentives to roam in other markets, including the Company's markets, thus driving an increase in the Company's inbound roaming minutes. Management anticipates that the increase in minutes of use will be slower in the second half of 1999 as the effect of "one rate" programs becomes present in both periods of comparison.

Competitive pressures and the Company's increasing use of pricing and other incentive programs to stimulate overall usage resulted in decreases in average local retail revenue per minute of use during 1999. The Company's average inbound roaming revenue per minute of use also decreased during 1999, in line with the ongoing trend toward reduced per minute prices for roaming negotiated between the Company and other wireless operators. Management anticipates that the Company's average revenue per minute of use for both local retail and inbound roaming revenues will continue to decline in the future, reflecting the continued effect of the previously mentioned factors.

Local retail revenue increased $43.4 million, or 26%, in 1999. Growth in the Company's customer base was the primary reason for the increase in local retail revenue. The number of customers increased 25% to 2,270,000 at March 31, 1999 from 1,817,000 at March 31, 1998. Management anticipates that overall growth in the Company's customer base will be slower in the future, primarily as a result of an increase in the number of competitors in its markets.

Average monthly local retail revenue per customer declined 1% to $31.96 in 1999 from $32.14 in 1998. Monthly local retail minutes of use per customer was 101 in 1999 and 95 in 1998. Average revenue per minute of use decreased as a result of the pricing and other incentive programs stated previously, totaling $.32 in 1999 compared to $.34 in 1998. The increase in monthly local retail minutes of use was driven by the Company's focus on adding value to its services for local retail customers through incentive programs and rate plans which are designed to stimulate overall usage. The decrease in average monthly local retail revenue per minute primarily reflects the increasing level of competition for wireless services.

Inbound roaming revenue increased $24.8 million, or 54%, in 1999. The growth in inbound roaming revenue in 1999 was affected by an increase in roaming minutes used on the Company's systems and a decrease in revenue per minute. The number of minutes used by customers from other wireless systems when roaming in the Company's service areas increased by 72% in 1999. The increase in minutes of use was significantly affected by certain "one rate" programs offered by other wireless companies beginning in the second half of 1998. Average inbound roaming revenue per minute decreased 14% to $.59 in 1999 from $.69 in 1998, due to the downward trend in negotiated rates. Monthly inbound roaming revenue per Company customer averaged $10.62 in 1999 and $8.73 in 1998. The increase in monthly inbound roaming revenue per Company customer is attributable to a larger increase in inbound roaming revenue than in the Company's customer base.

Long-distance revenue increased $10.9 million, or 57%, in 1999 as the volume of long-distance calls billed by the Company increased, primarily from inbound roamers using the Company's systems to make long-distance calls. Monthly long-distance revenue per customer averaged $4.49 in 1999 and $3.60 in 1998.

Equipment sales revenues increased $2.0 million, or 22%, in 1999. The increase in equipment sales revenues reflects the 16% increase in the number of gross customer activations, to 229,000 in 1999 from 198,000 in 1998, plus an increase in the volume of accessories sold. Most of the gross customer activations were produced by the Company's direct and retail distribution channels; activations from these channels usually generate sales of cellular telephone units. The increases in the volume of accessories sold in both years reflect an increased emphasis on the sale of accessories at retail prices in the Company's retail locations.

Operating Expenses
------------------
Operating expenses totaled $273.9 million in 1999, up $61.9 million, or 29%, over 1998. System operations expenses increased $21.7 million, or 59%, in 1999 as a result of increases in customer usage expenses and costs associated with serving the Company's increased number of customers and the growing number of cell sites within the Company's systems. In total, system operations costs are expected to continue to increase as the number of customers using and the number of cell sites within the Company's systems grows.

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

Customer usage expenses increased $19.0 million, or 84%, in 1999. The increase in 1999 is primarily due to the 164% increase in net outbound roaming expense, which has resulted from the Company offering its customers increasingly larger service footprints in which their calls are billed at local rates. In an increasing number of cases, these service areas include other operators' service areas. The Company pays roaming rates to the other carriers for calls the Company's customers make in these areas, while charging those customers a local rate which is usually lower than the roaming rate. Also contributing to the increase in customer usage expenses in 1999 was a 19% rise in costs related to the increase in minutes used on the Company's systems, partially offset by a 5% reduction in costs related to fraudulent use of the Company's customers' cellular telephone numbers. Customer usage expenses represented 13% of service revenues in 1999 and 10% in 1998.

Maintenance, utility and cell site expenses increased $2.8 million, or 20%, in 1999. The increase primarily reflects an increase in the number of cell sites in the Company's systems, to 2,106 in 1999 from 1,786 in 1998.

Marketing and selling expenses increased $8.3 million, or 17%, in 1999. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent expenses; corporate marketing department salaries and expenses; local advertising; and public relations expenses. The increase was primarily due to the 16% rise in the number of gross customer activations. Marketing cost per gross customer activation, which includes marketing and selling expenses and losses on equipment sales, increased 2% to $319 in 1999 from $313 in 1998. The increase in cost per gross customer activation was primarily driven by additional advertising expenses incurred to promote the Company's brand and to distinguish the Company's service offerings from those of its competitors. Also contributing was an increase in losses on equipment sales in 1999, primarily driven by the sale of more digital phone units, which on average generate greater equipment losses than the sale of analog phone units.

Cost of equipment sold increased $4.7 million, or 23%, in 1999. The increase reflects the growth in unit sales related to the 16% increase in gross customer activations as well as the impact of selling more higher cost digital phone units in 1999. Also contributing to the increase was a greater volume of sales of accessories.

General and administrative expenses increased $20.5 million, or 35%, in 1999. These expenses include the costs of operating the Company's local business offices and its corporate expenses other than the corporate engineering and marketing departments. The increase includes the effects of increases in expenses required to serve the growing customer base in existing markets and an expansion of both local administrative office and corporate staff, necessitated by growth in the Company's business. Also, the Company incurred additional start-up costs in 1999 related to its six Communications Centers, which were created to centralize certain customer service functions; incurred costs, which were no longer capitalizable beginning in January 1999, related to its conversion to a new billing system; and incurred additional costs by providing digital phone units to customers who migrated from analog to digital rate plans. Employee-related expenses increased $7.0 million, or 25%, in 1999, primarily due to increases in the number of customer service and administrative employees. Monthly general and administrative expenses per customer increased 7% to $11.90 in 1999 from $11.16 in 1998. General and administrative expenses represented 25% of service revenues in both 1999 and 1998.

Operating cash flow increased $25.6 million, or 33%, to $104.0 million in 1999. The improvement was primarily due to substantial growth in customers and service revenues and the effects of continued operational efficiencies on cash operating expenses. Operating cash flow margins (as a percent of service revenues) were 33.0% in 1999 and 33.2% in 1998.

Depreciation expense increased $5.7 million, or 16%, in 1999. The increase reflects rising average fixed asset balances, which increased 16% in 1999. Increased fixed asset balances in 1999 resulted from the addition of new cell sites built to improve coverage and capacity in the Company's markets and from upgrades to provide digital service in more of the Company's service areas.

Amortization of intangibles increased $952,000, or 10%, in 1999. The increase in 1999 primarily reflects a 9% increase in investment in licenses, related to acquisitions completed during the last half of 1998.

Operating Income
----------------
Operating income totaled $52.1 million in 1999, a 57% increase over 1998. The operating income margin was 16.5% in 1999 and 14.0% in 1998. The improvements in operating income and operating income margins in 1999 reflect increased revenues resulting from growth in the number of customers served by the Company's systems and the effect of continued operational efficiencies on total operating expenses.

The Company expects service revenues to continue to grow during the remainder of 1999; however, management anticipates that average monthly revenue per customer will decrease for the full year of 1999 compared to 1998, despite the increase in the first quarter comparison, as local retail and inbound roaming revenue per minute of use decline and as the Company further penetrates the consumer market. Additionally, the Company expects expenses to increase during the remainder of 1999 as it incurs costs associated with both customer growth and fixed assets added.

Although service revenues increased 33% and average monthly revenue per customer increased 6% in the first quarter of 1999, management does not expect these trends to continue throughout 1999 for the reasons stated previously. Management continues to believe there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Additionally, competitors licensed to provide personal communications services ("PCS") have initiated service in certain of the Company's markets over the past three years. The Company expects PCS operators to continue deployment of PCS in portions of all of the Company's clusters throughout 1999. The Company has increased its advertising, particularly brand advertising, since 1997 to promote its brand and distinguish the Company's service from other wireless communications providers. The Company's management continues to monitor other wireless communications providers' strategies to determine how additional competition is affecting the Company's results. While the effects of additional wireless competition have slowed customer growth in certain of the Company's markets, the overall effect on the Company's total customer growth to date has not been material. However, management anticipates that customer growth will be lower in the future, primarily as a result of the increase in the number of competitors in its markets.

Investment and Other Income
---------------------------

Investment and other income totaled $5.9 million in 1999 and $191.2 million in 1998. There were no gains recorded in the first quarter of 1999. Gains totaling $180.0 million were recorded in 1998 from sales of the Company's investment interests in ten markets, and also related to amounts received from TDS pursuant to an agreement between the Company and TDS.

Investment income was $6.6 million in 1999 compared to $12.8 million in 1998, a 48% decrease. Investment income primarily represents the Company's share of net income from the markets managed by others that are accounted for by the equity method. The aggregate income from the markets in which the Company had interests in both 1998 and 1999 decreased significantly in 1999, reducing investment income. Investment income in 1999 was also negatively impacted by the divestitures of certain minority interests to AirTouch in the first half of 1998. See "Financial Resources and Liquidity - Acquisitions and Divestitures" for further discussion of these transactions.

Interest and Income Taxes
-------------------------
Interest expense totaled $9.2 million in 1999 compared to $10.1 million in 1998. Interest expense in 1999 is primarily related to Liquid Yield Option Notes ("LYONs") ($4.3 million); the Company's 7.25% Notes (the "Notes") ($4.6 million); and the Company's revolving credit facility with a series of banks ("Revolving Credit Facility") ($199,000). Interest expense in 1998 was primarily related to LYONs ($4.1 million), the Company's 7.25% Notes ($4.6 million) and borrowings under the Revolving Credit Facility ($566,000).

The Company's $250 million principal amount of 7.25% Notes, issued under a shelf registration statement, were priced to yield 7.33% to maturity. The Notes are unsecured and become due in August 2007. Interest on the Notes is payable semi-annually on February 15 and August 15 of each year.

The LYONs are zero coupon convertible debentures which accrete interest at 6% annually, but do not require current cash payments of interest. All accreted interest is added to the outstanding principal balance on June 15 and December 15 of each year.

The Revolving Credit Facility is a seven-year facility which was established in 1997. Borrowings under this facility accrue interest at the London InterBank Offered Rate ("LIBOR") plus 26.5 basis points (for a rate of 5.2% at March 31,
1999). Interest and principal are due the last day of the borrowing period, as selected by the borrower, of either seven days or one, two, three or six months; any borrowings made under the facility are short-term in nature and automatically renew until they are repaid. The Company pays facility and administrative fees totaling $710,000 per year in addition to interest on any borrowings; these fees are recorded as interest expense. Any borrowings outstanding in August 2004, the termination date of the Revolving Credit Facility, are due and payable at that time along with any accrued interest. The Company borrowed and repaid amounts totaling $47 million during the first quarter of 1998; no borrowings were made during the first quarter of 1999.

Income tax expense was $21.0 million in 1999 and $84.5 million in 1998. In 1998, $69.8 million of income tax expense related to the gains on sales of cellular interests. The effective tax rates were 43% in 1999 and 39% in 1998. The increase in 1999's effective tax rate is primarily related to the nature of the gains on sales of cellular interests in 1998, which have varying tax rates. The 1999 effective tax rate approximates the normalized tax rate from operations.

TDS and the Company are parties to a Tax Allocation Agreement, pursuant to which the Company is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial reporting purposes, the Company computes federal income taxes as if it were filing a separate return as its own affiliated group and was not included in the TDS group.

Net Income
----------
Net income totaled $27.8 million in 1999 and $129.8 million in 1998. Diluted earnings per share was $.32 in 1999 and $1.49 in 1998. Net income and earnings per share in 1998 included significant after-tax gains on the sales of cellular interests, representing $110.2 million and $1.27 per share. Excluding the after-tax effect of these gains, net income would have been $19.5 million, or $.22 per share, in 1998.


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

Cash flows from operating activities provided $98.4 million in 1999 and $48.3 million in 1998. Operating cash flow provided $104.0 million in 1999 and $78.4 million in 1998. Cash flows from other operating activities (investment and other income, interest expense, income taxes, changes in working capital and changes in other assets and liabilities) required $5.6 million in 1999 and $30.1 million in 1998. Income taxes and interest paid totaled $13.7 million in 1999 and $37.8 million in 1998.

Cash flows from financing activities provided $891,000 in 1999 and $93,000 in 1998. There were no material financing transactions in either period.

Cash flows from investing activities required $85.0 million in 1999 and provided $460,000 in 1998. Cash required for property, plant and equipment and system development expenditures totaled $84.7 million in 1999 and $69.1 million in 1998. In 1999 and 1998, these expenditures were financed primarily with internally generated cash. These expenditures primarily represent the construction of 41 and 38 cell sites in 1999 and 1998, respectively, plus other plant additions and costs related to the development of the Company's office systems. In both periods, other plant additions included significant amounts related to the replacement of retired assets and the changeout of analog radio equipment for digital radio equipment. Acquisitions required $8.1 million in 1999 and $48.9 million in 1998. The Company received net cash proceeds totaling $118.9 million in 1998 related to sales of cellular interests. Cash distributions from cellular entities in which the Company has an interest provided $5.8 million in 1999 and $4.5 million in 1998.

Anticipated capital requirements for 1999 primarily reflect the Company's construction and system expansion program. The Company's construction and system expansion budget for 1999 is approximately $300 million, to expand and enhance the Company's coverage in its service areas, including the addition of digital service capabilities to its systems, and to enhance the Company's office systems.

Acquisitions and Divestitures
-----------------------------
The Company assesses its cellular holdings on an ongoing basis in order to maximize the benefits derived from clustering its markets. As the Company's clusters have grown, the Company's focus has shifted toward exchanges and divestitures of managed and investment interests along with the outright purchases of controlling interests which helped build the Company's clusters since its inception. Over the past few years, the Company has completed exchanges of controlling interests in its less strategic markets for controlling interests in markets which better complement its clusters. The Company has also completed outright sales of other less strategic markets, and has purchased controlling interests in markets which enhance its clusters. The proceeds from any sales have been used to further the Company's growth.

In the first three months of both 1999 and 1998, there were no completed acquisitions or divestitures of majority interests. In the first three months of 1999, the Company acquired minority interests in several markets, representing 81,000 pops, for a total of $8.5 million in cash. In the first three months of 1998, the Company acquired minority interests in several markets, representing 225,000 pops, for a total of $42.0 million in cash, most of which was borrowed under the Company's Revolving Credit Facility.

In the first quarter of 1998, the Company divested minority interests in ten markets, representing approximately 872,000 pops. In exchange, the Company received approximately 3.9 million shares of AirTouch stock and cash and receivables totaling $120.4 million. Approximately $28.7 million, consisting of cash and receivables, was received pursuant to a contract right termination agreement entered into between the Company and TDS. This agreement was related to two interests which were sold directly by TDS to AirTouch and which were to be acquired by the Company as part of a June 1996 agreement between the Company and TDS. The contract right termination agreement enabled the Company to receive cash equal to the value of the gain the Company would have realized had it purchased the interests from TDS and sold them to AirTouch under terms similar to those in the agreement between TDS and AirTouch.

As of March 31, 1999, the Company had an agreement pending to divest a majority interest in one market, representing 264,000 pops, for $39.4 million in cash. The Company will not record a gain or loss on the sale transaction. The Company completed this transaction in April 1999.

Liquidity
---------
The Company anticipates that the aggregate resources required for the remainder of 1999 will include approximately $215 million for capital spending. The Company is generating substantial cash from its operations and anticipates financing its capital spending for 1999 primarily with internally generated cash, proceeds from the sales of cellular interests and short-term borrowings. The Company had $66 million of cash and cash equivalents at March 31, 1999 and received approximately $39 million from the divestiture completed in April 1999. Additionally, the entire balance of $500 million under the Company's Revolving Credit Facility is unused and remains available to meet any short-term borrowing requirements.

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

Market Risk
-----------
The Company is subject to market rate risks due to fluctuations in interest rates and equity markets. All of the Company's current debt is in the form of long-term fixed-rate notes with original maturities ranging from seven to 20 years. Accordingly, fluctuations in interest rates can lead to fluctuations in the fair value of such instruments. The Company has not entered into financial derivatives to reduce its exposure to interest rate risks. There have been no material changes to the Company's outstanding debt instruments since December 31, 1998.

The Company maintains a portfolio of available for sale marketable equity securities which resulted from acquisitions and the sale of non-strategic investments. The market value of these investments, principally AirTouch common shares, amounted to $400.9 million at March 31, 1999. A hypothetical 10% decrease in the share prices of these investments would result in a $40.1 million decline in the market value of the investments.

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

The awareness phase consisted of establishing a Year 2000 project team, that reports periodically to the Company's Audit Committee, and developing an overall strategy. TDS management has established a Year 2000 Program Office at the corporate level to coordinate activities of the Year 2000 project team, to monitor the current status of individual projects, to report periodically to the TDS Audit Committee and to promote the exchange of information between all TDS business units to share knowledge and solution techniques. Management has made the Year 2000 Issue a top priority. The Year 2000 effort covers the network and supporting infrastructure for the provision of cellular services; the operational and financial information technology ("IT") systems and applications, including computer systems that support key business functions such as billing, finance, customer service, procurement and supply; and a review of the Year 2000 compliance efforts of the Company's critical vendors.

The assessment phase included the identification of core business areas and processes, analysis of systems and hardware supporting the core business areas and the prioritization of renovation or replacement of the systems and hardware that are not Year 2000 compliant. Included in the assessment phase is an analysis of risk management factors such as contingency plans and legal matters. Except for the contingency plans as discussed herein, the assessment phase was completed in the first quarter of 1999.

The Year 2000 project team has identified those mission critical hardware, systems and applications that are not Year 2000 compliant. These noncompliant critical hardware, systems and applications have undergone renovation or are currently in the renovation phase. The renovation phase consists of the remediation or replacement of mission critical systems, applications and hardware. The renovation of these mission critical hardware, systems and applications is on schedule and should be substantially completed in the third quarter of 1999.

The mission critical hardware, systems and applications that have been renovated are undergoing Year 2000 validation testing. The validation phase includes
testing,   verifying  and  validating  the  renovated  or  replaced   platforms,
applications, databases and utilities. The validation phase consists of independent verification testing of mission critical systems, applications and hardware as well as network and system component upgrades received from suppliers. In addition, selected Year 2000 upgrades are slated to undergo testing in a controlled environment that replicates the current environment and is equipped to simulate the turn of the century and leap year dates. The Cellular Telecommunications Industry Association ("CTIA") has formed a working group to coordinate efforts of various carriers and manufacturers to assist in inter-network Year 2000 testing. Validation of mission critical hardware, systems and applications is scheduled to be completed in the third quarter of 1999.

The implementation phase involves migrating the converted, renovated and validated mission critical systems, applications and hardware into production. This phase is expected to be completed during the fourth quarter of 1999.

Management  cannot  provide  assurance  that  its  plan  to  achieve  Year  2000 compliance will be successful as it is subject to various risks and uncertainties. The Company's current schedule is subject to change depending on developments that may arise through unforeseen circumstances in the renovation, validation and implementation phases of the Company's compliance efforts. The Company, like most other telecommunications operators, is highly dependent on the telecommunications network vendors to provide compliant hardware, systems and applications and on other third parties, including vendors, other telecommunications service providers, government agencies and financial institutions, to deliver reliable services. The Company is dependent on the development of compliant hardware, systems and applications and upgrades by experts, both internal and external, and the availability of critical resources with the requisite skill sets. The Company's ability to meet its target dates is dependent upon the timely provision of necessary upgrades and modifications by its suppliers and internal resources. In addition, the Company cannot guarantee that third parties on whom it depends for essential services (such as electric utilities and other interconnected telecommunications operators) will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could significantly disrupt the Company's business, including the provision of cellular service to customers, billing and collection processes and other areas of the business, and cause a material adverse effect on the Company's results of operations, financial position and cash flow. The Company has contacted critical vendors requesting information about their Year 2000 readiness. The responses are being reviewed and used in developing the Company's overall contingency plans.

The Company's Year 2000 worst case scenario may involve interruption of telecommunications services and data processing service and/or interruption of customer billing, operating and other information systems. As part of its Year 2000 initiative, the Company is evaluating these worst case scenarios and is in the process of developing contingency and business plans tailored for adverse Year 2000-related occurrences. The contingency and business continuity plans are expected to assess the potential for business disruption in various scenarios, and to provide key operational backup, recovery and restorational alternatives.

The Company's contingency plan initiatives will include the following: reviewing, assessing and updating existing business recovery plans; identifying teams who will be on call during the millennium change to monitor the network, critical systems, operations centers and business processes to react immediately to facilitate repairs; re-prioritization of mission critical work processes and associated resources; developing alternate processes to support critical customer functions in the event information systems or mechanized processes experience Year 2000 disruptions; establishing replacement/repair parallel paths to provide for repair and readiness of existing systems and components that are scheduled for replacement by the Year 2000, in the event the replacement schedules are not met; developing alternate plans for critical suppliers of products and services that fail to meet Year 2000 compliance commitment schedules; and developing data retention and recovery procedures to be in place for customer and critical business data to provide pre-millennium backups with on-site as well as off-site data copies. The Company anticipates having these contingency plans in place early in the fourth quarter of 1999.

The Company estimates that the total direct costs related to the Year 2000 project will be approximately $3 million to $5 million. Through March 31, 1999, the total direct costs associated with the Year 2000 Issue were approximately $1.5 million. In recent years, the Company has made capital expenditures, primarily related to the ongoing upgrade of its network to provide digital capabilities as well as certain financial and customer information systems, which are by design thought to be Year 2000 compliant. These expenditures are not considered to be directly related to the Year 2000 project because they are in conjunction with the Company's overall operating strategies to add digital capabilities for competitive purposes and to improve financial systems and customer service. However, these upgrades and financial systems will be tested for Year 2000 compliance. The timing of the Company's expenditures may vary and is not necessarily indicative of readiness efforts or progress to date. Though Year 2000 project costs will directly impact the reported level of future net income, the Company intends to manage its total cost structure, including deferral of non-critical projects, in an effort to mitigate the impact of Year 2000 project costs.


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

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                    Unaudited
                                    ---------


                                                           Three Months Ended
                                                                 March 31,
                                                           ------------------
                                                             1999        1998
                                                            ------      ------
                                                         (Dollars in thousands,
                                                       except per share amounts)
OPERATING REVENUES
   Service                                               $ 315,194    $ 236,344
   Equipment sales                                          10,791        8,813
                                                         ---------    ---------
      Total Operating Revenues                             325,985      245,157
                                                         ---------    ---------
OPERATING EXPENSES
   System operations                                        58,691       36,943
   Marketing and selling                                    58,305       50,001
   Cost of equipment sold                                   25,441       20,748
   General and administrative                               79,519       59,043
   Depreciation                                             41,616       35,920
   Amortization of intangibles                              10,299        9,347
                                                         ---------    ---------
      Total Operating Expenses                             273,871      212,002
                                                         ---------    ---------
OPERATING INCOME                                            52,114       33,155
                                                         ---------    ---------
INVESTMENT AND OTHER INCOME
   Investment income                                         6,618       12,788
   Amortization of licenses related to investments            (307)        (333)
   Interest income                                           1,199        1,660
   Other (expense), net                                       (108)      (1,727)
   Minority share of income                                 (1,483)      (1,182)
   Gain on sale of cellular and other investments               --      179,992
                                                         ---------    ---------
      Total Investment and Other Income                      5,919      191,198
                                                         ---------    ---------

INCOME BEFORE INTEREST AND INCOME TAXES                     58,033      224,353
Interest expense                                             9,216       10,128
                                                         ---------    ---------

INCOME BEFORE INCOME TAXES                                  48,817      214,225
Income tax expense                                          20,991       84,473
                                                         ---------    ---------
NET INCOME                                               $  27,826    $ 129,752
                                                         =========    =========

WEIGHTED AVERAGE COMMON
   AND SERIES A COMMON SHARES (000s)                        87,390       87,239

BASIC EARNINGS PER COMMON AND
   SERIES A COMMON SHARE                                 $     .32    $    1.49
                                                         =========    =========

DILUTED EARNINGS PER COMMON AND
    SERIES A COMMON SHARE                                $     .32    $    1.49
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

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                    Unaudited
                                    ---------

                                                                  Three Months Ended
                                                                       March 31,
                                                                  ------------------
                                                                   1999         1998
                                                                  ------       -----
                                                                 (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $  27,826    $ 129,752
   Add (Deduct) adjustments to reconcile net income
      to net cash provided by operating activities
        Depreciation and amortization                              51,915       45,267
        Deferred income tax provision                               5,518       54,289
        Investment income                                          (6,618)     (12,788)
        Minority share of income                                    1,483        1,182
        Gain on sale of cellular and other investments                 --     (179,992)
        Other noncash expense                                       5,035        5,824
        Change in accounts receivable                              10,715        2,621
        Change in accounts payable                                (10,393)       3,461
        Change in accrued interest                                 (4,700)      (4,168)
        Change in accrued taxes                                    14,752        3,431
        Change in customer deposits and deferred revenue              213        1,350
        Change in other assets and liabilities                      2,684       (1,916)
                                                                ---------    ---------
                                                                   98,430       48,313
                                                                ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Common Shares issued                                             2,244        1,050
   Capital (distributions) to minority partners                    (1,353)        (957)
                                                                ---------    ---------
                                                                      891           93
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment                     (76,161)     (56,479)
   System development costs                                        (8,527)     (12,614)
   Investments in and advances to minority interests
      in cellular entities                                          1,633       (5,430)
   Distributions from minority interests in cellular entities       5,775        4,454
   Proceeds from sale of cellular and other investments                --      118,892
   Acquisitions, excluding cash acquired                           (8,131)     (48,900)
   Other investing activities                                         150          306
   Change in temporary investments and marketable
      non-equitable securities                                        222          232
                                                                ---------    ---------
                                                                  (85,039)         461
                                                                ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          14,282       48,867
CASH AND CASH EQUIVALENTS-
   Beginning of period                                             51,975       13,851
                                                                ---------    ---------
   End of period                                                $  66,257    $  62,718
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
                                     ------

                                                      (Unaudited)
                                                        March 31,   December 31,
                                                          1999         1998
                                                     ------------  -------------
                                                        (Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents
   General funds                                       $   13,400     $   15,576
   Affiliated cash equivalents                             52,857         36,399
                                                       ----------     ----------
                                                           66,257         51,975
   Temporary investments                                      184            284
   Accounts Receivable
      Customers                                            81,058         99,931
      Roaming                                              54,905         46,634
      Affiliates                                               57             26
      Other                                                13,766         13,671
   Inventory                                               11,965         16,673
   Prepaid expenses                                        11,963         10,506
   Other current assets                                     3,231          3,105
                                                       ----------     ----------
                                                          243,386        242,805
                                                       ----------     ----------
INVESTMENTS
   Licenses, net of accumulated amortization            1,198,340      1,200,653
   Minority interests in cellular entities                136,439        140,286
   Notes and interest receivable                           11,433         11,530
   Marketable equity securities                           400,898        296,860
   Marketable non-equity securities                           214            336
                                                       ----------     ----------
                                                        1,747,324      1,649,665
                                                       ----------     ----------
PROPERTY, PLANT AND EQUIPMENT
   In service and under construction                    1,466,732      1,400,597
   Less accumulated depreciation                          422,906        389,754
                                                       ----------     ----------
                                                        1,043,826      1,010,843
                                                       ----------     ----------
DEFERRED CHARGES
   System development costs,
      net of accumulated amortization                     134,825        127,742
   Other, net of accumulated amortization                  13,291         16,581
                                                       ----------     ----------
                                                          148,116        144,323
                                                       ----------     ----------

   Total Assets                                        $3,182,652     $3,047,636
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
                      ------------------------------------

                                                       (Unaudited)
                                                        March 31,   December 31,
                                                          1999         1998
                                                       -----------  ------------
                                                         (Dollars in thousands)
CURRENT LIABILITIES
   Accounts payable
      Affiliates                                         $   11,623   $   11,508
      Other                                                 157,230      172,568
   Customer deposits and deferred revenues                   27,788       27,575
   Accrued interest                                           2,369        7,069
   Accrued taxes                                             28,680       13,928
   Accrued compensation                                      11,147       13,263
   Other current liabilities                                 13,773       12,362
                                                         ----------   ----------
                                                            252,610      258,273
                                                         ----------   ----------
LONG-TERM DEBT
   6% zero coupon convertible debentures                    285,693      281,487
   7.25% unsecured notes                                    250,000      250,000
                                                         ----------   ----------
                                                            535,693      531,487
                                                         ----------   ----------
DEFERRED LIABILITIES AND CREDITS
   Net deferred income tax liability                        304,737      258,123
   Other                                                      6,613        5,914
                                                         ----------   ----------
                                                            311,350      264,037
                                                         ----------   ----------
MINORITY INTEREST                                            41,100       43,609
                                                         ----------   ----------
COMMON SHAREHOLDERS' EQUITY
   Common Shares, par value $1 per share                     54,449       54,365
   Series A Common Shares, par value $1 per share            33,006       33,006
   Additional paid-in capital                             1,322,056    1,319,895
   Accumulated other comprehensive income                   131,062       69,465
   Retained earnings                                        501,326      473,499
                                                         ----------   ----------
                                                          2,041,899    1,950,230
                                                         ----------   ----------
   Total Liabilities and Shareholders' Equity            $3,182,652   $3,047,636
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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

2. The amounts used in computing Earnings per Common Share and the effect on income and the weighted average number of Common Series A Common Shares of dilutive potential common stock are as follows:

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                             1999        1998
                                                            -----       ------
                                                           (Dollars and Common
                                                           Shares in thousands)

Net Income used in Earnings Per
  Share-Basic and Diluted                                 $ 27,826      $129,752
                                                          ========      ========
Basic Weighted average number of Common
  Shares used in Earnings Per Share                         87,390        87,239
Effect of Dilutive Securities:
  Stock Options and Stock Appreciation
     Rights                                                    107            39
                                                          --------      --------
Diluted Weighted Average Number of Common
  Shares used in Earnings Per Share                         87,497        87,278
                                                          ========      ========

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3.    Supplemental Cash Flow Information

      The Company acquired certain cellular licenses and interests during the first three months of 1999 and 1998. In conjunction with these acquisitions, the following assets were acquired, liabilities assumed and Common Shares issued.

                                                           Three Months Ended
                                                                 March 31,
                                                           ------------------
                                                            1999           1998
                                                            ----           ----
                                                          (Dollars in thousands)

Cellular licenses                                         $ 5,464        $34,080
Other investments                                              --          7,000
Minority interest                                           2,667          7,820
                                                          -------        -------
Decrease in cash due to acquisitions                      $ 8,131        $48,900
                                                          =======        =======

      The following summarizes certain noncash transactions, and interest and income taxes paid.

                                                       Three Months Ended
                                                            March 31,
                                                     --------------------
                                                     1999            1998
                                                     ----            ----
                                                    (Dollars in thousands)

      Interest paid                                $ 9,332         $ 9,091
      Income taxes paid                              4,376          28,751
      Noncash interest expense                       4,416           4,987

4. Gain on sale of cellular and other investments in 1998 primarily reflects gains recorded on the sale of the Company's minority interests in ten markets and on cash received from TDS pursuant to an agreement between the Company and TDS.

5.     Other Comprehensive Income

       The Company's Comprehensive Income includes Net Income and Unrealized Gains from Marketable Equity Securities that are classified as "available-for-sale". The following table summarizes the Company's Comprehensive Income.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                          Three Months Ended
                                                                March 31,
                                                          -------------------
                                                          1999           1998
                                                          ----           ----
                                                        (Dollars in thousands)

Accumulated Other Comprehensive Income

Balance, beginning of period                           $  69,465      $      --
Other Comprehensive Income -
    Unrealized gains on securities                       102,665         19,554
    Income Tax effect                                    (41,068)        (6,844)
                                                       ---------      ---------
Net unrealized gains included in
   Comprehensive Income                                  61,597         12,710
                                                       ---------      ---------
Balance, end of period                                 $ 131,062      $  12,710
                                                       =========      =========

Comprehensive Income

Net Income                                             $  27,826      $ 129,752
Net unrealized gains on securities                        61,597         12,710
                                                       ---------      ---------
                                                       $  89,423      $ 142,462
                                                       =========      =========


6.     Marketable Equity Securities

       Marketable equity securities include the Company's investments in equity securities, primarily AirTouch Communications, Inc. ("AirTouch") common shares. These securities are classified as available-for-sale and stated at fair market value.

       Information regarding the Company's marketable equity securities is summarized below.

                                                        March 31,   December 31,
                                                          1999          1998
                                                       ----------    -----------
                                                         (Dollars in thousands)
Available-for-sale Equity Securities
Aggregate Fair Value                                   $ 400,898      $ 296,860
Original Cost                                            182,461        181,087
                                                       ---------      ---------
Gross Unrealized Holding Gains                           218,437        115,773
Tax Effect                                               (87,375)       (46,308)
                                                       ---------      ---------
Net Unrealized Holding Gains, net of tax               $ 131,062      $  69,465
                                                       =========      =========

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

     (d) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              UNITED STATES CELLULAR CORPORATION
                                              ----------------------------------
                                                         (Registrant)




                                      /s/ H.Donald Nelson
Date   May 14, 1999               ---------------------------------------------
       ------------               H. Donald Nelson
                                  President
                                  (Chief Executive Officer)

                                      /s/ Kenneth R. Meyers
Date   May 14, 1999               ---------------------------------------------
       ------------               Kenneth R. Meyers
                                  Executive Vice President-Finance and Treasurer
                                  (Chief Financial Officer)

                                      /s/ John T. Quille
Date   May 14, 1999               ---------------------------------------------
       ------------               John T. Quille
                                  Vice President and Controller
                                  (Principal Accounting Officer)