Form 10-Q
period 1999-06-30
UNITED STATES CELLULAR CORP
filed 1999-08-13
CIK 821130

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


 [X]      QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                     June 30, 1999
                               -------------------------------------------------
                                                        OR
 [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
                               -------------------------   ---------------------

                          Commission File Number 1-9712

--------------------------------------------------------------------------------


                       UNITED STATES CELLULAR CORPORATION


--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

       Delaware                                        62-1147325
-------------------------------            ------------------------------------
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
                                  Yes   X    No
                                     ------     -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                               Outstanding at July 30, 1999
------------------------------------               ----------------------------
    Common Shares, $1 par value                          54,462,836 Shares
Series A Common Shares, $1 par value                     33,005,877 Shares

--------------------------------------------------------------------------------

                       UNITED STATES CELLULAR CORPORATION

                         2ND QUARTER REPORT ON FORM 10-Q


                                      INDEX




                                                                        Page No.

Part I.        Financial Information:

                  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition           2-15

                  Consolidated Statements of Operations -
                  Three Months and Six Months Ended June 30, 1999 and 1998  16

                  Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1999 and 1998                   17

                  Consolidated Balance Sheets -
                  June 30, 1999 and December 31, 1998                    18-19

                  Notes to Consolidated Financial Statements             20-23


Part II.       Other Information                                         24-25


Signatures                                                                  26

                          PART I. FINANCIAL INFORMATION

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                             AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------
Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998
-------------------------------------------------------------------------

United States Cellular Corporation (the "Company" - AMEX symbol: USM) owns, operates and invests in cellular markets throughout the United States. USM is an 80.9%-owned subsidiary of Telephone and Data Systems, Inc. ("TDS").

USM owned either majority or minority cellular interests in 182 markets at June 30, 1999, representing 26,260,000 population equivalents ("pops"). USM included the operations of 138 majority-owned and managed cellular markets, representing
23.7 million pops, in consolidated operations ("consolidated markets") as of June 30, 1999. Minority interests in 38 markets, representing 2.5 million pops, were accounted for using the equity method and were included in investment income at that date. All other interests, representing less than 100,000 pops, were accounted for using the cost method. Following is a table of summarized operating data for USM's consolidated operations.

                                          Six Months Ended or At June 30,
                                          -------------------------------
                                                  1999          1998
                                               --------      --------
Total market population (in thousands) (1)       24,683        24,136
Customers                                     2,364,000     1,922,000
Market penetration                                 9.58%         7.96%
Markets in operation                                138           136
Total employees                                   4,800         4,500
Cell sites in service                             2,163         1,864
Average monthly revenue per customer             $48.71        $47.50
Churn rate per month                                2.0%          1.8%
Marketing cost per gross customer addition    $     335     $     309

(1)  Calculated  using  Claritas   population   estimates  for  1998  and  1997,
     respectively.

The growth in the Company's operating income in the first six months of 1999, which includes 100% of the revenues and expenses of its consolidated markets plus its corporate office operations, primarily reflects improvements in the Company's overall operations compared to the first six months of 1998. The improvements resulted from growth in the Company's customer base and revenues coupled with continuing economies of scale. Operating revenues, driven by a 23% increase in customers served, rose $151.7 million, or 28%, in 1999. Cash operating expenses rose $97.7 million, or 27%, in 1999. Operating cash flow (operating income plus depreciation and amortization expense) increased $53.9 million, or 30%, in 1999. Depreciation and amortization expense increased $12.7 million, or 13%, in 1999. Operating income increased $41.3 million, or 50%, in 1999.

Investment and other income increased $65.3 million to $273.2 million in 1999, due primarily to an increase of $70.9 million in gains on sales of cellular and other investments in the second quarter of 1999, partially offset by a $7.1 million, or 34%, reduction in investment income. Gains on sales of cellular and other investments in 1999 primarily resulted from the effect of the AirTouch Communications, Inc. ("ATI") merger with Vodafone Group plc ("VOD") in June 1999. As a result of the merger, the Company expects to receive approximately
2.0 million VOD American Depositary Receipts ("ADRs") plus $36.9 million in cash in exchange for its 4.1 million ATI shares, which the Company received as consideration for certain minority interest divestitures in 1998. In 1999, the Company recognized in earnings a gain of $259.5 million on the difference between its historical basis in the ATI shares ($181.1 million) and the merger date value of the VOD ADRs plus the cash to be received (an aggregate of $440.6 million). Gains on sales of cellular and other investments in 1998 primarily resulted from the sale of certain minority interests to ATI.

Investment income declined in 1999 due to a decrease in the aggregate income from the markets managed by others in which the Company owned investment interests in both 1998 and 1999. Also contributing to the decline was a reduction in the number of investment interests owned as a result of the sale of minority interests to ATI in 1998.

Net income totaled $222.7 million in 1999, an increase of $60.2 million, or 37%, from 1998. Diluted earnings per share totaled $2.54 in 1999, an increase of $.68, or 37%, from 1998. Net income in 1999 and 1998 was significantly affected by gains on the sales of cellular and other investments. A summary of the after-tax effects of gains on net income and diluted earnings per share in each period is shown below.


                                                       Six Months Ended June 30,
                                                       -------------------------
                                                         1999            1998
                                                       -------          ------
                                                       (Dollars in thousands,
                                                      except per share amounts)

      Net income before after-tax effects of gains   $  66,321   $       46,456
      Add:  After-tax effects of gains                 156,381          116,081
                                                     ---------   --------------
      Net income as reported                         $ 222,702   $      162,537
                                                     =========   ==============


      Earnings per share before after-tax effects
         of gains                                    $     .76   $          .53
      Add:  After-tax effects of gains                    1.78             1.33
                                                     ---------   --------------
      Diluted earnings per share as reported         $    2.54   $         1.86
                                                     =========   ==============



Operating Revenues
------------------
Operating revenues totaled $686.9 million in 1999, up $151.7 million, or 28%, over 1998. Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to the Company's local retail customers who use the local systems operated by the Company ("local retail");
(ii) charges to customers of other systems who use the Company's cellular systems when roaming ("inbound roaming"); and (iii) charges for long-distance calls made on the Company's systems. Service revenues totaled $663.7 million in 1999, up $146.4 million, or 28%, over 1998. The increase was primarily due to the growing number of local retail customers and also due to the increase in inbound roaming minutes of use on the Company's systems.

Average monthly service revenue per customer increased 3% to $48.71 in 1999 from $47.50 in 1998. The increase in average monthly service revenue per customer resulted from increases in minutes of use on the Company's systems from both local retail customers and inbound roamers. While the increase in inbound roaming minutes of use was partially offset by a decrease in revenue per minute of use, monthly roaming revenue per Company customer increased 17%. The increase in average monthly local retail minutes of use was more than offset by the decline in revenue per minute of use, resulting in a 3% decrease in monthly local retail revenue per customer.

Monthly local retail minutes of use per customer increased 10% to 112 in 1999 from 102 in 1998, resulting from the Company's focus on stimulating overall usage. Also, total inbound roaming minutes used on the Company's systems increased 81% in 1999, primarily driven by the introduction of certain "one rate" programs by other wireless companies since the second half of 1998. Wireless customers who sign up for these programs are given price incentives to roam, and many of those customers travel in the Company's markets, thus driving an increase in inbound roaming minutes. Management anticipates that the increase in minutes of use will be slower in the second half of 1999 as the effect of "one rate" programs becomes present in both periods of comparison.

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

Local retail revenue increased $79.7 million, or 22%, in 1999. Growth in the Company's customer base was the primary reason for the increase in local retail revenue. The number of customers increased 23% to 2,364,000 at June 30, 1999 from 1,922,000 at June 30, 1998. Management anticipates that overall growth in the Company's customer base will be slower in the future, primarily as a result of an increase in the number of competitors in its markets.

Average monthly local retail revenue per customer declined 3% to $32.88 in 1999 from $33.82 in 1998. Monthly local retail minutes of use per customer was 112 in 1999 and 102 in 1998. Average revenue per minute of use decreased as a result of the pricing and other incentive programs stated previously, totaling $.29 in 1999 compared to $.33 in 1998. The increase in monthly local retail minutes of use was driven by the Company's focus on designing incentive programs and rate plans to stimulate overall usage.

Inbound roaming revenue increased $47.2 million, or 46%, in 1999. The growth in inbound roaming revenue in 1999 is affected by an increase in roaming minutes used on the Company's systems and a decrease in revenue per minute. The number of minutes used by customers from other wireless systems when roaming in the Company's service areas increased by 81% in 1999. Average inbound roaming revenue per minute decreased 17% in 1999, due to the downward trend in negotiated rates. Both the increase in minutes of use and the decrease in revenue per minute of use were significantly affected by certain "one rate" programs offered by other wireless companies beginning in the second half of 1998. Monthly inbound roaming revenue per Company customer averaged $11.01 in 1999 and $9.45 in 1998. The increase in monthly inbound roaming revenue per Company customer is attributable to a larger increase in inbound roaming revenue than in the Company's customer base.

Long-distance revenue increased $19.6 million, or 44%, in 1999 as the volume of long-distance calls billed by the Company increased, primarily from inbound roamers using the Company's systems to make long-distance calls. Monthly long-distance revenue per customer averaged $4.67 in 1999 and $4.05 in 1998.

Equipment sales revenues increased $5.2 million, or 29%, in 1999. The increase in equipment sales revenues reflect the 12% increase in the number of gross customer activations, to 453,000 in 1999 from 403,000 in 1998, plus an increase in the number of higher priced dual-mode units and in the volume of accessories sold. Most of the gross customer activations were produced by the Company's direct and retail distribution channels; activations from these channels usually generate sales of cellular telephone units. The increase in sales of dual-mode units is related to the Company's ongoing conversion of its systems to digital coverage, which enables the Company to offer its customers more features, better clarity and increased roaming capabilities. The increase in the volume of accessories sold reflects an increased emphasis on the sale of accessories at retail prices in the Company's retail locations.

Operating Expenses
------------------
Operating expenses totaled $562.4 million in 1999, up $110.4 million, or 24%, over 1998. System operations expenses increased $31.0 million, or 35%, in 1999 as a result of increases in customer usage expenses, costs associated with serving the Company's increased number of customers and the growing number of cell sites within the Company's systems. In total, system operations costs are expected to continue to increase as the number of customers using and the number of cell sites within the Company's systems grows.

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

Customer usage expenses increased $25.2 million, or 42%, in 1999. The increase in 1999 is primarily due to the 59% increase in net outbound roaming expense, which has resulted from the Company offering its customers increasingly larger service footprints in which their calls are billed at local rates. In an increasing number of cases, these service areas include other operators' service areas. The Company pays roaming rates to the other carriers for calls the Company's customers make in these areas, while charging those customers a local rate which is usually lower than the roaming rate. Also contributing to the increase in customer usage expenses in 1999 was a 25% rise in costs related to the increase in minutes used on the Company's systems. Customer usage expenses represented 13% of service revenues in 1999 and 11% in 1998.

Maintenance, utility and cell site expenses increased $5.8 million, or 19%, in 1999. The increase primarily reflects a 16% increase in the number of cell sites in the Company's systems to 2,163 in 1999 from 1,864 in 1998.

Marketing and selling expenses increased $20.4 million, or 20%, in 1999. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent expenses; corporate marketing department salaries and expenses; local advertising; and public relations expenses. The increase was primarily due to the 12% rise in the number of gross customer activations and a change in the Company's brand name and logo. The Company changed its brand name and logo from United States Cellular(R) to U.S. CellularSM during the second quarter of 1999, and incurred one-time expenses to roll out new marketing materials and signage. Marketing cost per gross customer activation, which includes marketing and selling expenses and losses on equipment sales, increased 8% to $335 in 1999 from $309 in 1998. The increase in cost per gross customer activation was primarily driven by additional advertising expenses incurred to promote the Company's new brand name and logo and to distinguish the Company's service offerings from those of other competitors. Also contributing were increased commissions and an increase in losses on equipment sales in 1999. The increased equipment losses were primarily driven by the sale of more dual-mode units, which on average generate greater equipment losses than the sale of analog units.

Cost of equipment sold increased $12.0 million, or 29%, in 1999. The increase reflects the growth in unit sales related to the 12% increase in gross customer activations as well as the impact of selling more higher cost dual-mode units in 1999. Also contributing to the increase was a greater volume of sales of accessories.

General and administrative expenses increased $34.4 million, or 28%, in 1999. These expenses include the costs of operating the Company's local business offices and its corporate expenses other than the corporate engineering and marketing departments. The increase includes the effects of increases in expenses required to serve the growing customer base in existing markets and an expansion of both local administrative office and corporate staff, necessitated by growth in the Company's business. Also, the Company incurred additional start-up costs in 1999 related to its Communications Centers, which were created to centralize certain customer service functions; incurred costs, which could no longer be capitalized beginning in January 1999, related to its conversion to a new billing system; and incurred additional costs by providing dual-mode units to customers who migrated from analog to digital rate plans. Employee-related expenses increased $15.2 million, or 27%, in 1999, primarily due to increases in the number of customer service and administrative employees. Monthly general and administrative expenses per customer increased 2% to $11.66 in 1999 from $11.43 in 1998. General and administrative expenses represented 24% of service revenues both in 1999 and 1998.

Operating cash flow increased $53.9 million, or 30%, to $232.9 million in 1999. The improvement was primarily due to substantial growth in customers and service revenues and the effects of continued operational efficiencies on cash operating expenses. Operating cash flow margins (as a percent of service revenues) were 35.1% in 1999 and 34.6% in 1998.

Depreciation expense increased $11.5 million, or 15%, in 1999. The increase reflects rising average fixed asset balances, which increased 17% in 1999. Increased fixed asset balances in 1999 resulted from the addition of new cell sites built to improve coverage and capacity in the Company's markets and from upgrades to provide digital service in more of the Company's service areas.

Amortization of intangibles increased $1.2 million, or 6%, in 1999. The increase in 1999 primarily reflects a 5% increase in average investment in licenses, related to acquisitions completed since the first half of 1998.

Beginning September 1, 1999, the Company will begin amortization of deferred system development costs related to its new billing and information systems over a seven-year period. Through June 30, 1999, the Company had capitalized approximately $118 million of costs related to these systems.

Operating Income
----------------
Operating income totaled $124.6 million in 1999, a 50% increase over 1998. The operating income margin was 18.8% in 1999 and 16.1% in 1998. The improvements in operating income and operating income margins in 1999 reflect increased revenues resulting from growth in the number of customers served by the Company's systems and the effect of continued operational efficiencies on total operating expenses.

The Company expects service revenues to continue to grow during the remainder of 1999; however, management anticipates that average monthly revenue per customer will decrease for the full year of 1999 compared to 1998, despite the increase in the first six months comparison, as local retail and inbound roaming revenue per minute of use decline, as the growth in inbound roaming minutes of use slows and as the Company further penetrates the consumer market. Additionally, the Company expects expenses to increase during the remainder of 1999 as it incurs costs associated with both customer growth and fixed assets added.

Although service revenues increased 28% and average monthly revenue per customer increased 3% in the first half of 1999, management does not expect these trends to continue throughout 1999 for the reasons stated previously. Management continues to believe there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Additionally, competitors licensed to provide personal communications services ("PCS") have initiated service in certain of the Company's markets over the past three years. The Company expects PCS operators to continue deployment of PCS in portions of all of the Company's clusters throughout 1999. The Company has increased its advertising, particularly brand advertising, since 1997 to promote its brand and distinguish the Company's service from other wireless communications providers. The Company's management continues to monitor other wireless communications providers' strategies to determine how additional competition is affecting the Company's results. While the effects of additional wireless competition have slowed customer growth in certain of the Company's markets, the overall effect on the Company's total customer growth to date has not been material. However, management anticipates that customer growth will be lower in the future, primarily as a result of the increase in the number of competitors in its markets.

Investment and Other Income
---------------------------
Investment and other income totaled $273.2 million in 1999 and $207.9 million in 1998. Gain on sale of cellular and other investments totaled $260.7 in the first half of 1999 primarily due to the ATI-VOD merger. Gain on sale of cellular and other investments totaled $189.8 million in 1998 from sales of the Company's investment interests in ten markets, and also related to cash received from TDS pursuant to an agreement between the Company and TDS.

Investment income was $13.8 million in 1999 compared to $20.9 million in 1998, a 34% decrease. Investment income primarily represents the Company's share of net income from the markets managed by others that are accounted for by the equity method. The aggregate income from the markets in which the Company had interests in both 1998 and 1999 decreased in 1999, reducing investment income. Investment income in 1999 was also negatively impacted by the divestitures of certain minority interests to ATI in the first half of 1998. See "Financial Resources and Liquidity - Acquisitions and Divestitures" for further discussion of the ATI transactions.

Interest and Income Taxes
-------------------------
Interest expense totaled $18.6 million in 1999 compared to $19.9 million in 1998. Interest expense in 1999 is primarily related to Liquid Yield Option Notes ("LYONs") ($8.6 million); the Company's 7.25% Notes (the "Notes") ($9.2 million); and the Company's revolving credit facility with a series of banks ("Revolving Credit Facility") ($395,000). Interest expense in 1998 was primarily related to LYONs ($8.1 million), the Company's 7.25% Notes ($9.2 million) and the Revolving Credit Facility ($760,000).

The Company's $250 million principal amount of 7.25% Notes are unsecured and become due in August 2007. Interest on the Notes is payable semi-annually on February 15 and August 15 of each year.

The LYONs are zero coupon convertible debentures which accrete interest at 6% annually, but do not require current cash payments of interest. All accreted interest is added to the outstanding principal balance on June 15 and December 15 of each year.

The Revolving Credit Facility is a seven-year facility which was established in 1997. Borrowings under this facility accrue interest at the London InterBank Offered Rate ("LIBOR") plus 26.5 basis points (for a rate of 5.5% at June 30,
1999). Interest and principal are due the last day of the borrowing period, as selected by the borrower, of either seven days or one, two, three or six months; any borrowings made under the facility are short-term in nature and automatically renew until they are repaid. The Company pays facility and administrative fees totaling $710,000 per year in addition to interest on any borrowings; these fees are recorded as interest expense. Any borrowings outstanding in August 2004, the termination date of the Revolving Credit Facility, are due and payable at that time along with any accrued interest. The Company borrowed and repaid amounts totaling $47 million during the first six months of 1998; no borrowings were made during the first six months of 1999.

Income tax expense was $156.4 million in 1999 and $108.7 million in 1998. In 1999, $104.3 million of income tax expense related to the gains due to the ATI-VOD merger in the second quarter. In 1998, $73.7 million of income tax expense related to the gains on sales of cellular and other investments. The overall effective tax rates were 41% in 1999 and 40% in 1998. The increase in 1999's effective tax rate is primarily related to the nature of the gains on sales of cellular interests in both years, which have varying tax rates.

TDS and the Company are parties to a Tax Allocation Agreement, pursuant to which the Company is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial reporting purposes, the Company computes federal income taxes as if it were filing a separate return as its own affiliated group and was not included in the TDS group.

Net Income
----------
Net income totaled $222.7 million in 1999 and $162.5 million in 1998. Diluted earnings per share was $2.54 in 1999 and $1.86 in 1998. Net income and earnings per share in 1999 and 1998 included significant after-tax gains, representing $156.4 million and $1.78 and $116.1 million and $1.33 per share, respectively. Excluding the after-tax effect of these gains, net income would have been $66.3 million, or $.76 per share, in 1999 and $46.5 million, or $.53 per share, in 1998.

Three Months Ended 6/30/99 Compared to Three Months Ended 6/30/98
-----------------------------------------------------------------
Operating revenues totaled $361.0 million in the second quarter of 1999, up $70.8 million, or 24%, over 1998. Average monthly service revenue per customer remained flat at $50.18 in the second quarter of 1999 compared to $50.16 in the same period of 1998 for reasons generally the same as the first half of 1999.

Revenues from local customers' usage of the Company's systems increased $36.3 million, or 18%, in 1999 primarily due to the increased number of customers served. Average monthly local retail minutes of use per customer totaled 123 in the second quarter of 1999 compared to 109 in 1998. Also, as the number of customers and amount of revenue earned continued to grow, average revenue per minute of use continued to decline. As a result, average monthly local retail revenue per customer declined 5% to $33.76 in the second quarter of 1999 compared to $35.39 in 1998. Inbound roaming revenue increased $22.4 million, or 40%, in 1999. Monthly inbound roaming revenue per customer averaged $11.39 in 1999 compared to $10.12 in 1998.

Long-distance revenue increased $8.6 million, or 34%, in 1999 as the volume of long-distance calls billed by the Company increased. Monthly long-distance revenue per customer averaged $4.85 in 1999 and $4.47 in 1998.

Equipment sales revenue reflects a 9% increase in the number of gross customer activations, to 224,000 in 1999 compared to 205,000 in 1998, plus increases in the number of dual-mode units sold and in the volume of accessories sold.

Operating expenses totaled $288.5 million in the second quarter of 1999, up $48.5 million, or 20%, over 1998. System operations expenses increased $9.3 million, or 18%, in 1999 as a result of increased customer usage expenses and costs associated with maintaining 16% more cell sites than in 1998. Customer usage expenses increased $6.3 million in 1999, primarily due to a $3.8 million increase in cost of minutes used; maintenance, utility and cell site expenses increased $3.0 million in 1999.

Marketing and selling expenses increased $12.1 million, or 23%, in 1999. The increase was primarily due to a 9% increase in the number of gross customer activations. Cost per gross customer activation was $351 in 1999 and $305 in 1998.

Cost of equipment sold increased $7.3 million, or 36%, in 1999. The increase reflects a rise in the number of dual-mode units sold in 1999, plus an increase in the volume of accessories sold.

General and administrative expenses increased $13.9 million, or 21%, in 1999, primarily related to the increase in customers served.

Operating cash flow increased $28.3 million, or 28%, to $128.9 million in 1999; operating cash flow margins totaled 37.0% in 1999 and 35.8% in 1998.

Depreciation expense increased $5.8 million, or 14%, in 1999, reflecting an 11% increase in average fixed asset balances.

Operating income totaled $72.5 million in 1999 compared to $50.1 million in 1998, a 45% increase. The operating income margin increased to 20.8% in 1999 from 17.8% in 1998. The improvements in operating income and operating income margin were primarily the result of increased revenues and improved operational efficiencies.

Investment income decreased $886,000, or 11%, in 1999 due to the decrease in 1999 in the aggregate income from the markets in which the Company had interests in both 1998 and 1999. Gain on sale of cellular and other investments totaled $260.7 million in 1999 and $9.8 million in 1998. Total interest expense decreased $369,000, or 4%, in 1999. Income tax expense totaled $135.4 million in 1999 and $24.2 million in 1998. In 1999 and 1998, $104.3 million and $3.9 million of income tax expense, respectively, related to gains on sales of cellular and other investments.

Net income totaled $194.9 million in 1999 compared to $32.8 million in 1998. Both net income and earnings per share in both years were significantly affected by gains on the sales of cellular and other investments. A summary of the after-tax effect of gains on net income and diluted earnings per share is shown below.

                                               Three Months Ended June 30,
                                               ---------------------------
                                                  1999           1998
                                               -----------    ------------
                                                 (Dollars in thousands,
                                                except per share amounts)
Net income before after-tax effects of gain $       38,495   $       26,943
Add:  After-tax effects of gains                   156,381            5,842
                                            --------------   --------------
Net income as reported                      $      194,876   $       32,785
                                            ==============   ==============

Earnings per share before after-tax effects
   of gains                                 $          .44   $          .31
Add:  After-tax effects of gains                      1.78              .07
                                            --------------   --------------
Diluted earnings per share as reported      $         2.22   $          .38
                                            ==============   ==============



FINANCIAL RESOURCES AND LIQUIDITY
---------------------------------
The Company operates a capital and marketing-intensive business. In recent years, the Company has generated operating cash flow and received cash proceeds from divestitures to fund most of its construction costs and substantially all of its operating expenses. The Company anticipates further increases in cellular units in service, revenues, operating cash flow and fixed asset additions as it continues its growth strategy. Operating cash flow may fluctuate from quarter to quarter depending on the seasonality of each of these growth factors.

Cash flows from operating activities provided $165.1 million in 1999 and $100.9 million in 1998. Operating cash flow provided $232.9 million in 1999 and $179.0 million in 1998. Cash flows from other operating activities (investment and other income, interest expense, income taxes, changes in working capital and changes in other assets and liabilities) required $67.8 million in 1999 and $78.1 million in 1998. Income taxes and interest paid totaled $32.6 million in 1999 and $70.6 million in 1998.

Cash flows from financing activities required $538,000 in 1999 and $1.2 million in 1998. In 1998, the Company borrowed and repaid $47 million under the Revolving Credit Facility.

Cash flows from investing activities required $113.5 million in 1999 and $50.9 million in 1998. Cash required for property, plant and equipment and system development expenditures totaled $161.9 million in 1999 and $137.0 million in 1998. In both periods, these expenditures were financed primarily with internally generated cash. These expenditures primarily represent the construction of 98 and 102 cell sites in 1999 and 1998, respectively, plus other plant additions and costs related to the development of the Company's office systems. In both periods, other plant additions included significant amounts related to the replacement of retired assets and the changeout of analog radio equipment for digital radio equipment. Acquisitions required $8.1 million in 1999 and $43.6 million in 1998. The Company received net cash proceeds totaling $43.3 million in 1999 and $120.2 million in 1998 related to sales of cellular interests. Cash distributions from cellular entities in which the Company has an interest provided $12.7 million in 1999 and $11.9 million in 1998.

Anticipated capital requirements for 1999 primarily reflect the Company's construction and system expansion program. The Company's construction and system expansion budget for 1999 is approximately $300 million, to expand and enhance the Company's coverage in its service areas, including the addition of digital service capabilities to its systems to add capacity to meet the growing usage demand from both the Company's customers and roamers, and to enhance the Company's office systems.

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

In the first six months of 1999, there were no completed acquisitions or divestitures of interests in consolidated markets. In the first six months of 1999, the Company acquired minority interests in several markets, representing 93,000 pops, for a total of $9.1 million in cash.

In the first six months of 1998, the Company acquired majority interests in two markets and minority interests in several markets, representing 432,000 pops, for a total consideration of $57.6 million, consisting of cash and approximately 46,000 USM Common Shares.

In the first half of 1999, the Company divested a majority interest in one market and a minority interest in another market, representing 406,000 pops, for cash totaling $43.3 million. The majority interest was sold to BellSouth Corporation as part of the exchange which was substantially completed in November 1997; therefore, no gain or loss was recorded on this sale.

In the first half of 1998, the Company divested minority interests in 12 markets, representing approximately 936,000 pops. In exchange, the Company received approximately 4.1 million shares of ATI stock and cash and receivables totaling $120.5 million. Approximately $28.7 million of the total cash received was pursuant to a contract right termination agreement entered into between the Company and TDS. This agreement was related to two interests which were sold directly by TDS to ATI and which were to be acquired by the Company as part of a June 1996 agreement between the Company and TDS. The contract right termination agreement enabled the Company to receive cash equal to the value of the gain the Company would have realized had it purchased the interests from TDS and sold them to ATI under terms similar to those in the agreement between TDS and ATI.

As of June 30, 1999, the Company had agreements pending to acquire majority interests in two markets plus minority interests in several markets in which the Company currently has majority interests, representing 263,000 pops, for cash consideration totaling $42.0 million. The Company expects these acquisitions to be completed during the last half of 1999.

Liquidity
---------
The Company anticipates that the aggregate resources required for the remainder of 1999 will include approximately $138 million for capital spending. The Company is generating substantial cash from its operations and anticipates financing its capital spending for 1999 primarily with internally generated cash, proceeds from the sales of cellular interests and short-term borrowings. The Company had $103 million of cash and cash equivalents at June 30, 1999. Additionally, the entire balance of $500 million under the Company's Revolving Credit Facility is unused and remains available to meet any short-term borrowing requirements.

Management believes that the Company's operating cash flows and sources of external financing, including the Revolving Credit Facility, provide substantial financial flexibility for the Company to meet both its short- and long-term needs. The Company also currently has access to public and private capital markets to help meet its long-term financing needs. The Company anticipates issuing debt and equity securities only when capital requirements (including acquisitions), financial market conditions and other factors warrant.

Market Risk
-----------
The Company is subject to market rate risks due to fluctuations in interest rates and equity markets. All of the Company's current debt is in the form of long-term fixed-rate notes with original maturities ranging from seven to 20 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. The Company has not entered into financial derivatives to reduce its exposure to interest rate risks. There have been no material changes to the Company's outstanding debt instruments since December 31, 1998.

The Company maintains a portfolio of available for sale marketable equity securities which resulted from acquisitions and the sale of non-strategic interests. The market value of these investments, principally VOD ADRs, amounted to $411.1 million at June 30, 1999. A hypothetical 10% decrease in the price of these shares would result in a $41.1 million decline in the market value of the shares.

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

The awareness phase consisted of establishing a Year 2000 project team that reports periodically to the Company's Audit Committee, and developing an overall strategy. A Year 2000 Program Office has been established at the TDS corporate level to coordinate activities of the Year 2000 project team, to monitor the current status of individual projects, to report periodically to the TDS Audit Committee and to promote the exchange of information among all TDS business units to share knowledge and solution techniques. On an ongoing basis, the project teams continue to provide Year 2000 information and updates to customers, employees and business partners. The Company's management has made the Year 2000 Issue a top priority. The Year 2000 effort covers the network and supporting infrastructure for the provision of cellular services; the operational and financial information technology ("IT") systems and applications, including computer systems that support key business functions such as billing, finance, customer service, procurement and supply; and a review of the Year 2000 compliance efforts of the Company's critical vendors.

The assessment phase includes the identification of core business areas and processes, analysis of systems and hardware supporting the core business areas and the prioritization of renovation or replacement of the systems and hardware that are not Year 2000 compliant. Included in the assessment phase is an analysis of risk management factors such as contingency plans and legal matters. Except for the contingency plans as discussed below, the assessment phase was completed in the first quarter of 1999.

The Year 2000 project teams identified those mission critical hardware, systems and applications that were not Year 2000 compliant. These noncompliant critical hardware, systems and applications have undergone renovation. The renovation phase consisted of the remediation or replacement of mission critical hardware, systems and applications. The renovation of these mission critical hardware, systems and applications was substantially completed in July 1999.

The mission critical hardware, systems and applications that have been renovated are undergoing Year 2000 validation testing. The validation phase includes
testing,   verifying  and  validating  the  renovated  or  replaced   platforms,
applications,   databases  and  utilities.  The
validation phase consists of independent verification testing of mission critical systems, applications and hardware as well as network and system component upgrades received from suppliers. In addition, selected Year 2000 upgrades are slated to undergo testing in a controlled environment that replicates the current environment and is equipped to simulate the turn of the century and leap year dates. The Company will rely on the Cellular Telecommunications Industry Association ("CTIA"), Alliance for Telecommunications Industry Solutions ("ATIS") and TELCO Forum, which formed working groups to coordinate efforts of various carriers and manufacturers to facilitate inter-network Year 2000 testing. These programs have concluded and, generally, the findings indicate that there are no known network inter-operability defects related to Year 2000 associated with the available compliant upgrades for the networks. The Company has analyzed the findings and plans to install upgrades appropriate to its network. Validation of mission critical hardware, systems and applications is scheduled to be completed in the third quarter of 1999.

The implementation phase involves migrating the converted, renovated and validated mission critical systems, applications and hardware into production. This phase is expected to be completed during the fourth quarter of 1999.

As with other telecommunications services providers, there exists a worst case scenario possibility that a failure to correct a Year 2000 problem in one or more of the mission critical network elements or IT applications could cause a significant disruption of, or interruption in, certain normal business functions. Management believes it has assembled the proper staffing and tools and put in place procedures to identify and prepare all mission critical systems for the Year 2000 and believes the necessary programs are in place for a smooth Year 2000 transition. Based on the assessments and work performed to date by the project teams, management believes that any such material disruption to the operations due to failure of an internal system is unlikely. However, management cannot provide assurance that its plan to address Year 2000 compliance will be successful as the Company is subject to various risks and uncertainties. Like most other telecommunications operators, the Company is highly dependent on the telecommunications network vendors to develop and provide compliant hardware, systems and applications and on other third parties, including vendors, other telecommunications service providers, government agencies and financial institutions, to deliver reliable services and timely upgrades. The Company has contacted critical vendors, requesting information about their Year 2000 readiness. The responses are being used to make its renovations and are being used in developing the Company's overall contingency plans.

The Company cannot assess with certainty the magnitude of any such potential adverse impact. However, based upon risk assessment work conducted thus far, management believes that the most reasonably likely worst case scenario of the failure by the Company, its suppliers or other telecommunications carriers with which the Company interconnects to resolve Year 2000 issues would be an inability by the Company to (i) provide telecommunications services to the Company's customers, (ii) route and deliver telephone calls originating from or terminating with other telecommunications carriers, (iii) timely and accurately process service requests and (iv) timely and accurately bill its customers. In addition to lost earnings, these failures could also result in loss of customers due to service interruptions and billing errors, substantial claims by customers and increased expenses associated with stabilizing operations and executing contingency plans.

The Company's contingency plan initiatives will include the following: reviewing, assessing and updating existing business recovery plans; identifying teams who will be on call during the millennium change to monitor the network, critical systems, operations centers and business processes to react immediately to facilitate repairs; re-prioritization of mission critical work processes and associated resources; developing alternate processes to support critical customer functions in the event information systems or mechanized processes experience Year 2000 disruptions; establishing replacement/repair parallel paths to provide for repair and readiness of existing systems and components that are scheduled for replacement by the Year 2000, in the event the replacement schedules are not met; developing alternate plans for critical suppliers of products and services that fail to meet Year 2000 compliance commitment schedules; and developing data retention and recovery procedures to be in place for customer and critical business data to provide pre-millennium backups with on-site as well as off-site data copies. The Company anticipates substantially completing the balance of its contingency planning early in the fourth quarter of 1999.

The Company estimates that the total direct costs related to the Year 2000 project will be approximately $3.5 million to $5 million. Through June 30, 1999, the total direct costs associated with the Year 2000 Issue were approximately $2 million. The timing of expenditures may vary and is not necessarily indicative of readiness efforts or progress to date. In recent years, the Company has made capital expenditures, primarily related to the ongoing upgrade of its network to provide digital capabilities as well as certain financial systems, billing systems and customer information systems which are by design thought to be Year 2000 compliant. These expenditures are not considered to be directly related to the Year 2000 project because they were incurred as part of the Company's overall operating strategies to add digital capabilities for competitive purposes and to improve financial systems and customer service. However, these upgrades and financial systems will be tested for Year 2000 compliance. Though Year 2000 project costs will directly impact the reported level of future net income, the Company intends to manage its total cost structure, including deferral of non-critical projects, in an effort to mitigate the impact of Year 2000 project costs.


PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR
------------------------------------------------------------
 CAUTIONARY STATEMENT
 --------------------
This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Annual Report to Shareholders contain "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. These statements contain potential risks and uncertainties; therefore, actual results may differ materially. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

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

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                                                                   Three Months Ended                         Six Months Ended
                                                                        June 30,                                   June 30,
                                                                  ----------------------                      -----------------
                                                                  1999              1998                 1999                1998
                                                            --------------      -------------       ------------      -------------
                                                                           (Dollars in thousands, except per share amounts)
OPERATING REVENUES
    Service                                                 $     348,523       $     280,931      $     663,717      $    517,275
    Equipment sales                                                12,429               9,177             23,220            17,990
                                                            -------------       -------------      -------------      ------------
        Total Operating Revenues                                  360,952             290,108            686,937           535,265
                                                            -------------       -------------      -------------      ------------
OPERATING EXPENSES
    System operations                                              61,641              52,367            120,332            89,310
    Marketing and selling                                          63,380              51,328            121,685           101,329
    Cost of equipment sold                                         27,659              20,357             53,100            41,105
    General and administrative                                     79,354              65,477            158,873           124,520
    Depreciation                                                   46,685              40,878             88,301            76,798
    Amortization of intangibles                                     9,781               9,564             20,080            18,911
                                                            -------------       -------------      -------------      ------------
        Total Operating Expenses                                  288,500             239,971            562,371           451,973
                                                            -------------       -------------      -------------      ------------
OPERATING INCOME                                                   72,452              50,137            124,566            83,292
                                                            -------------       -------------      -------------      ------------

INVESTMENT AND OTHER INCOME
    Investment income                                               7,216               8,102             13,834            20,890
    Amortization of licenses related to investments                  (263)               (226)              (570)             (559)
    Interest income                                                 1,558               1,607              2,757             3,267
    Other (expense), net                                             (363)             (1,079)              (471)           (2,806)
    Minority share of income                                       (1,596)             (1,513)            (3,079)           (2,695)
    Gain on sale of cellular and other investments                260,698               9,767            260,698           189,759
                                                            -------------       -------------      -------------      ------------
        Total Investment and Other Income                         267,250              16,658            273,169           207,856
                                                            -------------       -------------      -------------      ------------
INCOME BEFORE INTEREST
  AND INCOME TAXES                                                339,702              66,795            397,735           291,148
Interest expense                                                    9,392               9,760             18,608            19,888
                                                            -------------       -------------      -------------      ------------
INCOME BEFORE INCOME TAXES                                        330,310              57,035            379,127           271,260
Income tax expense                                                135,434              24,250            156,425           108,723
                                                            -------------       -------------      -------------      ------------
NET INCOME                                                  $     194,876       $      32,785      $     222,702      $    162,537
                                                            =============       =============      =============      ============
WEIGHTED AVERAGE COMMON
  AND SERIES A COMMON SHARES (000s)                                87,461              87,342             87,426            87,290

BASIC EARNINGS PER COMMON AND
  SERIES A COMMON SHARE                                     $        2.23       $         .38      $        2.55      $       1.86
                                                            =============       =============      =============      ============

DILUTED EARNINGS PER COMMON AND
 SERIES A COMMON SHARE                                      $        2.22       $         .38      $        2.54      $       1.86
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

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                   Six Months Ended
                                                                        June 30,
                                                                   -----------------
                                                                   1999         1998
                                                                   ----         ----
                                                               (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $ 222,702    $ 162,537
   Add (Deduct) adjustments to reconcile net income
      to net cash provided by operating activities
        Depreciation and amortization                             108,381       95,709
        Deferred income tax provision                             107,369       66,057
        Investment income                                         (13,834)     (20,890)
        Minority share of income                                    3,079        2,695
        Gain on sale of cellular and other investments           (260,698)    (189,759)
        Other noncash expense                                      13,928       11,555
        Change in accounts receivable                             (24,031)     (14,663)
        Change in accounts payable                                (18,175)          19
        Change in accrued interest                                   --            310
        Change in accrued taxes                                    29,836      (11,942)
        Change in customer deposits and deferred revenues             681        1,994
        Change in other assets and liabilities                     (4,093)      (2,724)
                                                                ---------    ---------
                                                                  165,145      100,898
                                                                ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings from Revolving Credit Facility                         --         47,000
   Repayment of Revolving Credit Facility                            --        (47,000)
   Change in notes payable                                           --         (1,302)
   Common Shares issued                                             2,000        1,877
   Capital (distributions) to minority partners                    (2,538)      (1,753)
                                                                ---------    ---------
                                                                     (538)      (1,178)
                                                                ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment                    (149,826)    (115,967)
   System development costs                                       (12,026)     (21,025)
   Investments in and advances to minority interests in
      cellular entities                                               413       (3,561)
   Distributions from minority interests in cellular entities      12,684       11,890
   Proceeds from sale of cellular and other investments            43,324      120,244
   Acquisitions, excluding cash acquired                           (8,131)     (43,643)
   Other investing activities                                         147          409
   Change in temporary cash and marketable
      non-equity securities                                          (116)         795
                                                                ---------    ---------
                                                                 (113,531)     (50,858)
                                                                ---------    ---------
NET  INCREASE IN CASH AND
   CASH EQUIVALENTS                                                51,076       48,862

CASH AND CASH EQUIVALENTS-
   Beginning of period                                             51,975       13,851
                                                                ---------    ---------
   End of period                                                $ 103,051    $  62,713
                                                                =========    =========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                (Unaudited)
                                              June 30, 1999  December 31, 1998
                                              -------------  -----------------
                                                 (Dollars in thousands)
CURRENT ASSETS
   Cash and cash equivalents
      General funds                            $   43,404   $   15,576
      Affiliated cash equivalents                  59,647       36,399
                                               ----------   ----------
                                                  103,051       51,975
   Temporary investments                              268          284
   Accounts receivable
      Customers                                   106,569       99,931
      Roaming                                      64,080       46,634
      Affiliates                                      117           26
      Other                                        44,466       13,671
   Inventory                                       22,828       16,673
   Prepaid expenses                                11,057       10,506
   Other current assets                             3,481        3,105
                                               ----------   ----------
                                                  355,917      242,805
                                               ----------   ----------
INVESTMENTS
   Licenses, net of accumulated amortization    1,150,052    1,200,653
   Minority interests in cellular entities        137,086      140,286
   Notes and interest receivable                   11,545       11,530
   Marketable equity securities                   411,085      296,860
   Marketable non-equity securities                   448          336
                                               ----------   ----------
                                                1,710,216    1,649,665
                                               ----------   ----------
PROPERTY, PLANT AND EQUIPMENT
   In service and under construction            1,511,338    1,400,597
   Less accumulated depreciation                  448,159      389,754
                                               ----------   ----------
                                                1,063,179    1,010,843
                                               ----------   ----------
DEFERRED CHARGES
   System development costs,
       net of accumulated amortization            136,873      127,742
   Other, net of accumulated amortization          12,985       16,581
                                               ----------   ----------
                                                  149,858      144,323
                                               ----------   ----------
   Total Assets                                $3,279,170   $3,047,636
                                               ==========   ==========


                     The accompanying notes to consolidated
                    financial statements are an integral part
                              of these statements.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                               (Unaudited)
                                               June 30, 1999   December 31, 1998
                                             ----------------  -----------------
                                                     (Dollars in thousands)
CURRENT LIABILITIES
   Accounts payable
      Affiliates                                    $   12,565   $   11,508
      Other                                            138,296      172,568
   Customer deposits and deferred revenues              28,236       13,263
   Accrued interest                                      7,069        7,069
   Accrued taxes                                        43,764       27,575
   Accrued compensation                                 13,449       13,928
   Other current liabilities                            15,322       12,362
                                                    ----------   ----------
                                                       258,701      258,273

LONG-TERM DEBT
   6% zero coupon convertible debentures               289,925      281,487
   7.25% unsecured notes                               250,000      250,000
                                                    ----------   ----------
                                                       539,925      531,487
                                                    ----------   ----------
DEFERRED LIABILITIES AND CREDITS
   Net deferred income tax liability                   321,535      258,123
   Other                                                 8,405        5,914
                                                    ----------   ----------
                                                       329,940      264,037
                                                    ----------   ----------
MINORITY INTEREST                                       41,499       43,609
                                                    ----------   ----------

COMMON SHAREHOLDERS' EQUITY
   Common Shares, par value $1 per share                54,460       54,365
   Series A Common Shares, par value $1 per share       33,006       33,006
   Additional paid-in capital                        1,321,823    1,319,895
   Accumulated other comprehensive income                3,615       69,465
   Retained earnings                                   696,201      473,499
                                                    ----------   ----------
                                                     2,109,105    1,950,230
                                                    ----------   ----------
   Total Liabilities and Shareholders' Equity       $3,279,170   $3,047,636
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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 1999 and December 31, 1998, and the results of operations and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the six months ended June 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

2. Net Income used in computing Earnings per Common Share and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

                                                 Three Months Ended      Six Months Ended
                                                       June 30,               June 30,
                                                 ------------------      ----------------
                                                   1999        1998       1999       1998
                                                   ----        ----       ----       ----
                                                          (Dollars in thousands)

Net Income used in Earnings Per
   Share-Basic and Diluted                       $194,876   $ 32,785   $222,702   $162,537
                                                 ========   ========   ========   ========

Basic Weighted average number of Common
   Shares used in Earnings Per Share               87,461     87,342     87,426     87,290
Effect of Dilutive Securities:
   Stock Options and Stock Appreciation Rights        133         40        120         40
                                                 --------   --------   --------   --------
Diluted Weighted Average Number of Common
   Shares used in Earnings Per Share               87,594     87,382     87,546     87,330
                                                 ========   ========   ========   ========


        Earnings per Common and Series A Common Share for the three and six months ended June 30, 1999 and 1998, contain significant income amounts related to gains on the sale of cellular and other investments.
        Excluding the after-tax effect of these gains, basic and diluted earnings per share was $.44 and $.31 for the three months ended June 30, 1999 and 1998, respectively, and basic and diluted earnings per share was $.76 and $.53 for the six months ended June 30, 1999 and 1998, respectively.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.      Supplemental Cash Flow Information

        The Company acquired certain cellular licenses and interests during the first six months of 1999 and 1998. In conjunction with these acquisitions, the following assets were acquired, liabilities assumed and Common Shares issued.

                                          Six Months Ended
                                              June 30,
                                       --------------------
                                         1999        1998
                                       ---------  ---------
                                     (Dollars in thousands)

Property, plant and equipment          $   --     $  5,447
Cellular licenses                         5,464     27,563
Decrease in equity-method investment
   in cellular interests                   --       (4,222)
Decrease in minority investments          2,667     13,168
Other assets and liabilities,
   excluding cash acquired                 --        2,990
Common Shares issued                       --       (1,303)
                                       --------   --------
Decrease in cash due to acquisitions   $  8,131   $ 43,643
                                       ========   ========


        The following summarizes certain noncash transactions and interest and income taxes paid.


                                                        Six Months Ended
                                                             June 30,
                                              ----------------------------------
                                                    1999                1998
                                              ---------------      -------------
                                                    (Dollars in thousands)

        Interest paid                         $       9,755         $     9,313
        Income taxes paid                            22,886              61,302
        Noncash interest expense              $       8,444         $     7,960


4. Gain on sale of cellular and other investments in 1999 primarily related to the merger between AirTouch Communications, Inc. and Vodafone Group plc. In accordance with current accounting rules, the Company was required to recognize in earnings as a gain the difference between its historical basis in the ATI shares and the June 30, 1999 value of the Vodafone ADRs plus the cash to be received as a result of this merger. Gain on sale of cellular and other investments in 1998 primarily reflects gains recorded on the sale of the Company's minority interests in twelve markets and on cash received from TDS pursuant to an agreement between the Company and TDS.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.      Other Comprehensive Income

        The Company's Comprehensive Income includes Net Income and Unrealized Gains from Marketable Equity Securities that are classified as "available-for-sale". The following table summarizes the Company's Comprehensive Income:




                                                  Six Months Ended
                                                       June 30,
                                                 1999         1998
                                             ---------    ----------
                                               (Dollars in thousands)

Accumulated Other Comprehensive Income
Balance, beginning of period                 $  69,465    $    --
Add:
    Unrealized gains on securities             149,715       58,329
    Income tax effect                          (59,887)     (20,443)
                                             ---------    ---------
Net unrealized gains                            89,828       37,886
                                             ---------    ---------

Deduct:
    Gain on reclassification of securities     259,464         --
    Income tax effect                         (103,786)        --
                                             ---------    ---------
Net unrealized gains reclassified to
    Net Income                                 155,678         --
                                             ---------    ---------
Net unrealized gains included in
    comprehensive income                       (65,850)        --
                                             ---------    ---------

Balance, end of period                       $   3,615    $  37,886
                                             =========    =========



                           Three Months Ended    Six Months Ended
                                June 30,              June 30,
                           ------------------    ----------------
                            1999        1998       1999      1998
                            ----        ----       ----      ----
                                   (Dollars in thousands)
Comprehensive Income
Net Income                $194,876   $ 32,785   $222,702   $162,537
Net unrealized gains on
     securities              1,490     37,886      3,615     37,886
                          --------   --------   --------   --------
                          $196,366   $ 70,671   $226,317   $200,423
                          ========   ========   ========   ========

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Marketable Equity Securities

     Marketable equity securities include the Company's investments in equity securities, primarily Vodafone AirTouch plc American Depository Receipts ("VOD ADRs"). These securities are classified as available-for-sale and stated at fair market value.

     Information   regarding  the  Company's  marketable  equity  securities  is summarized below.



                                        June 30, 1999  December 31, 1998
                                        -------------  -----------------
                                           (Dollars in thousands)
Available-for-sale Equity Securities
Aggregate Fair Value                       $ 411,085    $ 296,860
Adjusted Basis                               405,061      181,087
                                           ---------    ---------
Gross Unrealized Holding Gains                 6,024      115,773
Tax Effect                                    (2,409)     (46,308)
                                           ---------    ---------
Net Unrealized Holding Gains, net of tax   $   3,615    $  69,465
                                           =========    =========

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.

        At the Annual Meeting of Shareholders of USM, held on May 11, 1999, the following number of votes were cast for the matters indicated:

1.a. For the election of one Class III Director of the Company by the holders of Common Shares:

                                                                                              Broker
        Nominee                            For                     Withhold                  Non-Vote
-----------------------------------------------------------------------------------------------------
        J. Samuel Crowley              53,623,869                   93,593                      -0-

1.b. Election of two Class III Directors of the Company by the holders of Series A Common Shares:

                                                                                              Broker
        Nominee                            For                     Withhold                  Non-Vote
-----------------------------------------------------------------------------------------------------
        LeRoy T. Carlson, Jr.          330,058,770                    -0-                       -0-
        Walter C.D. Carlson            330,058,770                    -0-                       -0-


2. Proposal to approve the Company's 1999 Employee Stock Purchase Plan:

                                                                                                Broker
                                                For               Against        Abstain       Non-Vote
                                            -----------------------------------------------------------
        Series A Common Shares              330,058,770             -0-            -0-            -0-

        Common Shares                       53,701,632            111,544         6,082           -0-
                                            ----------            -------         -----           ---

             Total                          383,760,402           111,544         6,082           -0-
                                            ===========           =======         =====           ===

3. Proposal to Ratify the Selection of Arthur Andersen LLP as Independent Public Accountants for 1999:

                                                                                                Broker
                                                For               Against        Abstain       Non-Vote
                                            -----------------------------------------------------------
        Series A Common Shares              330,058,770             -0-            -0-            -0-

        Common Shares                       53,717,462             9,364          6,466           -0-
                                            ----------             -----          -----           ---

             Total                          383,776,232            9,364          6,466           -0-
                                            ===========            =====          =====           ===

                           PART II. OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

     (a)     Exhibits:

             Exhibit 11 - Statement regarding computation of per share earnings is included herein as footnote 2 to the financial statements.

             Exhibit 12 - Statement regarding computation of ratios.

             Exhibit 27 - Financial Data Schedule.


     (b) Reports on Form 8-K filed during the quarter ended June 30, 1999:

     No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              UNITED STATES CELLULAR CORPORATION
                                                        (Registrant)





Date    August 13, 1999                          /s/ H. DONALD NELSON
     ---------------------      ------------------------------------------------
                                H. Donald Nelson
                                President
                                (Chief Executive Officer)


Date    August 13, 1999                         /s/ KENNETH R. MEYERS
     ---------------------      ------------------------------------------------
                                Kenneth R. Meyers
                                Executive Vice President-Finance and Treasurer
                                (Chief Financial Officer)


Date    August 13, 1999                        /s/ JOHN T. QUILLE
     ---------------------       -----------------------------------------------
                                 John T. Quille
                                 Vice President and Controller
                                 (Principal Accounting Officer)