Form 10-Q
period 1999-09-30
UNITED STATES CELLULAR CORP
filed 1999-11-12
CIK 821130

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


 X      QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                     September 30, 1999
                               -------------------------------------------------

                                                        OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
                               -------------------     -------------------------


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
                                Yes   X    No
                                   -------    --------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at October 29, 1999
  --------------------------------             --------------------------------
    Common Shares, $1 par value                        54,531,705 Shares
Series A Common Shares, $1 par value                   33,005,877 Shares

--------------------------------------------------------------------------------

                       UNITED STATES CELLULAR CORPORATION
                       ----------------------------------
                         3RD QUARTER REPORT ON FORM 10-Q
                         -------------------------------

                                      INDEX
                                      -----



                                                                         Page(s)
No.                                                                      -------
--

Part I.        Financial Information

               Management's Discussion and Analysis of
                  Results of Operations and Financial Condition            2-15

               Consolidated Statements of Operations -
                  Three Months and Nine Months Ended
                    September 30, 1999 and 1998                             16

               Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1999 and 1998             17

               Consolidated Balance Sheets -
                  September 30, 1999 and December 31, 1998                18-19

               Notes to Consolidated Financial Statements                 20-26


Part II.       Other Information                                           27


Signatures                                                                 28

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

Nine Months Ended 9/30/99 Compared to Nine Months Ended 9/30/98
---------------------------------------------------------------
United States Cellular Corporation (the "Company" - AMEX symbol: USM) owns, operates and invests in cellular markets throughout the United States. USM is an 80.9%-owned subsidiary of Telephone and Data Systems, Inc. ("TDS").

USM owned either majority or minority cellular interests in 180 markets at September 30, 1999, representing 26,211,000 population equivalents ("pops"). USM included the operations of 139 majority-owned and managed cellular markets, representing 23.9 million pops, in consolidated operations ("consolidated markets") as of September 30, 1999. Minority interests in 35 markets, representing 2.3 million pops, were accounted for using the equity method and were included in investment income at that date. All other interests were accounted for using the cost method. Following is a table of summarized operating data for USM's consolidated operations.

                                        Nine Months Ended or At September 30,
                                        -------------------------------------
                                                  1999          1998
                                                  ----          ----
Total market population (in thousands) (1)       24,861        24,136
Customers                                     2,453,000     2,018,000
Market penetration                                 9.87%         8.36%
Markets in operation                                139           136
Total employees                                   4,800         4,600
Cell sites in service                             2,235         1,958
Average monthly revenue per customer            $ 49.06       $ 48.87
Churn rate per month                                2.0%          1.8%
Marketing cost per gross customer addition      $   343       $   314

(1) Calculated using Claritas population estimates for 1998 and 1997, respectively.

The growth in the Company's operating income in the first nine months of 1999, which includes 100% of the revenues and expenses of its consolidated markets plus its corporate office operations, primarily reflects improvements in the Company's overall operations compared to the first nine months of 1998. The improvements resulted from growth in the Company's customer base and revenues coupled with continuing economies of scale. Operating revenues, driven by both a 22% increase in customers served and a 38% increase in inbound roaming revenue, rose $210.9 million, or 25%, in 1999. Cash operating expenses rose $118.5 million, or 21%, in 1999. Operating cash flow (operating income plus depreciation and amortization expense) increased $92.4 million, or 31%, in 1999. Depreciation and amortization expense increased $18.1 million, or 12%, in 1999. Operating income increased $74.3 million, or 51%, in 1999.

Investment and other income increased $70.9 million to $288.3 million in 1999, due primarily to an increase of $77.0 million in gains on sales of cellular and other investments in 1999, partially offset by a $6.9 million, or 22%, reduction in investment income.

Gains on sales of cellular and other investments in 1999 primarily resulted from the effect of the AirTouch Communications, Inc. ("ATI") merger with Vodafone Group plc ("VOD") in June 1999. As a result of the merger, the Company received approximately 2.0 million VOD American Depositary Receipts ("ADRs") plus $36.9 million in cash in exchange for its 4.1 million ATI shares. In 1999, the Company recognized in earnings a gain of $259.5 million on the difference between its historical basis in the ATI shares ($181.1 million) and the merger date value of the VOD ADRs plus the cash received (an aggregate of $440.6 million). Gains on sales of cellular and other investments in 1998 primarily resulted from the sale of certain minority interests to ATI.

Net income totaled $279.8 million in 1999, an increase of $81.8 million, or 41%, from 1998. Diluted earnings per share totaled $3.03 in 1999, an increase of $.86, or 40%, from 1998. Net income in 1999 and 1998 was significantly affected by gains on the sales of cellular and other investments. A summary of the after-tax effects of gains on net income and diluted earnings per share in each period is shown below. Additionally, the Company restated its 1998 diluted earnings per share to conform to current period presentations. See Note 2 to the financial statements for further discussion of this restatement.

                                                Nine Months Ended September 30,
                                               --------------------------------
                                                      1999          1998
                                                    -------        -------
                                                   (Dollars in thousands,
                                                 except per share amounts)

Net income before after-tax effects of gains     $  119,586      $  81,865
Add: After-tax effects of gains                     160,179        116,081
                                                    -------        -------

Net income as reported                           $  279,765      $ 197,946
                                                 ==========      =========


Earnings per share before after-tax effects
   of gains                                      $     1.34      $    0.94
Add: After-tax effects of gains                        1.69           1.23
                                                 ----------      ---------

Diluted earnings per share                       $     3.03      $    2.17
                                                 ==========      =========


Operating Revenues
------------------

Operating revenues totaled $1,060.1 million in 1999, up $210.9 million, or 25%, over 1998. Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to the Company's local retail customers who use the local systems operated by the Company ("local retail");
(ii) charges to customers of other systems who use the Company's cellular systems when roaming ("inbound roaming"); and (iii) charges for long-distance calls made on the Company's systems. Service revenues totaled $1,023.9 million in 1999, up $202.7 million, or 25%, over 1998. The increase was primarily due to the growing number of local retail customers and also due to the increase in inbound roaming minutes of use on the Company's systems.

Monthly service revenue per customer averaged $49.06 in 1999, up slightly from $48.87 in 1998. The increase in average monthly service revenue per customer resulted from increases in minutes of use on the Company's systems from both local retail customers and inbound roamers. Substantial increases in inbound roaming minutes of use were partially offset by a 24% decrease in revenue per minute of use, resulting in an 11% increase in monthly roaming revenue per Company customer. The increase in average monthly local retail minutes of use was more than offset by the decline in revenue per minute of use, resulting in a 2% decrease in monthly local retail revenue per customer.

Monthly local retail minutes of use per customer increased 11% in 1999, resulting from the Company's focus on stimulating overall usage. The increase in inbound roaming minutes of use was primarily driven by the introduction of certain "one rate" programs by other wireless companies since the second half of 1998. Wireless customers who sign up for these programs are given price incentives to roam, and many of those customers travel in the Company's markets, thus driving an increase in the Company's inbound roaming minutes. Management anticipates that the increase in inbound roaming minutes of use will be slower in the fourth quarter of 1999 and in 2000 as the effect of "one rate" programs becomes present in both periods of comparison.

Competitive pressures and the Company's increasing use of pricing and other incentive programs to stimulate overall usage resulted in decreases in average local retail revenue per minute of use during 1999. The Company's average inbound roaming revenue per minute of use also decreased during 1999, in line with the ongoing industry trend toward reduced per minute prices for roaming. Management anticipates that the Company's average revenue per minute of use for both local retail and inbound roaming revenues will continue to decline in the future, reflecting the continued effect of the previously mentioned factors.

Local retail revenue increased $120.5 million, or 21%, in 1999. Growth in the Company's customer base was the primary reason for the increase in local retail revenue. The number of customers increased 22% to 2,453,000 at September 30, 1999 from 2,018,000 at September 30, 1998. Management anticipates that overall growth in the Company's customer base will be slower in the future, primarily as a result of an increase in the number of competitors in its markets.

Average monthly local retail revenue per customer declined 2% to $33.04 in 1999 from $33.87 in 1998. Monthly local retail minutes of use per customer was 115 in 1999 and 104 in 1998. The increase in monthly local retail minutes of use was driven by the Company's focus on designing incentive programs and rate plans to stimulate overall usage. Average revenue per minute of use decreased as a result of the pricing and other incentive programs stated previously, totaling $.29 in 1999 compared to $.33 in 1998.

Inbound roaming revenue increased $67.0 million, or 38%, in 1999. The growth in inbound roaming revenue in 1999 is affected by an increase in roaming minutes used on the Company's systems and a decrease in revenue per minute. The number of minutes used by customers from other wireless systems when roaming in the Company's service areas increased substantially in 1999, while average inbound roaming revenue per minute decreased 24% in 1999, due to the downward trend in negotiated rates. Both the increase in minutes of use and the decrease in revenue per minute of use were significantly affected by certain "one rate" programs offered by other wireless companies beginning in the second half of 1998. Monthly inbound roaming revenue per Company customer averaged $11.58 in 1999 and $10.40 in 1998. The increase in monthly inbound roaming revenue per Company customer is attributable to a larger increase in inbound roaming revenue than in the Company's customer base.

Long-distance revenue increased $14.8 million, or 20%, in 1999 as the volume of long-distance calls billed by the Company increased, primarily from inbound roamers using the Company's systems to make long-distance calls. Growth in long-distance revenue was slowed by price reductions primarily related to long-distance charges on roaming minutes of use. These reductions, similar to the price reductions on roaming airtime charges, are a continuation of the industry trend toward reduced per minute prices. The price reductions also reduced the growth in the outbound roaming expense component of system operations expense by approximately the same amount, resulting in no material effect on the Company's operating cash flow or operating income. Monthly long-distance revenue per customer averaged $4.27 in 1999 and $4.42 in 1998.

Equipment sales revenues increased $8.3 million, or 29%, in 1999. The increase in equipment sales revenues reflects the 11% increase in the number of gross customer activations, to 681,000 in 1999 from 614,000 in 1998, plus an increase in the number of higher priced dual- mode units and the volume of accessories sold. Most of the gross customer activations were produced by the Company's direct and retail distribution channels; activations from these channels usually generate sales of cellular telephone units. The increase in sales of dual-mode units is related to the Company's ongoing conversion of its systems to digital coverage, which enables the Company to offer its customers more features, better clarity and increased roaming capabilities. The increase in the volume of accessories sold reflects an increased emphasis on the sale of accessories at retail prices in the Company's retail locations.

Operating Expenses
------------------

Operating expenses totaled $840.0 million in 1999, up $136.6 million, or 19%, over 1998. System operations expenses increased $22.0 million, or 15%, in 1999 as a result of increases in customer usage expenses and costs associated with serving the Company's increased number of customers and the growing number of cell sites within the Company's systems. In total, system operations costs are expected to continue to increase as the number of customers using and the number of cell sites within the Company's systems grows.

Customer usage expenses represent charges from other telecommunications service providers for the Company's customers' use of their facilities as well as for the Company's inbound roaming traffic on these facilities. Also included are costs related to local interconnection to the landline network, long-distance charges and expenses incurred by the Company when its customers use systems other than their local systems ("outbound roaming"). These expenses are offset somewhat by amounts the Company bills to its customers for outbound roaming.

Customer usage expenses increased $12.8 million, or 13%, in 1999. The increase in 1999 is primarily due to the $11.2 million increase in costs related to the increase in minutes used on the Company's systems. This increase is related to the 11% increase in average monthly local minutes of use per customer on the Company's systems as well as the substantial increase in inbound roaming minutes of use. Net outbound roaming expense also increased $1.3 million, reflecting growth in minutes used by the Company's customers on other systems, mostly offset by lower costs per roaming minute of use. These lower costs are related to the lower roaming prices in the industry discussed previously. Customer usage expenses represented 11% of service revenues in 1999 and 12% in 1998.

Maintenance, utility and cell site expenses increased $9.2 million, or 20%, in 1999. The increase primarily reflects an increase in the number of cell sites in the Company's systems, to 2,235 in 1999 from 1,958 in 1998.

Marketing and selling expenses increased $31.7 million, or 20%, in 1999. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent expenses; corporate marketing department salaries and expenses; local advertising; and public relations expenses. The increase was primarily due to the 11% rise in the number of gross customer activations and a change in the Company's brand name and logo. The Company changed its brand name and logo from United States Cellular to U.S. Cellular during the second quarter of 1999, and incurred one-time expenses to roll out new marketing materials and signage. Marketing cost per gross customer activation, which includes marketing and selling expenses and losses on equipment sales, increased 9% to $343 in 1999 from $314 in 1998. The increase in cost per gross customer activation was primarily driven by increased commissions and additional advertising expenses incurred to promote the Company's brand and to distinguish the Company's service offerings from those of its competitors. Also contributing was an increase in losses on equipment sales in 1999. The increased equipment losses were primarily driven by the sale of more dual-mode units, which on average generate greater equipment losses than the sale of analog units.

Cost of equipment sold increased $17.1 million, or 27%, in 1999. The increase reflects the growth in unit sales related to the 11% increase in gross customer activations as well as the impact of selling more higher cost dual-mode units in 1999. Also contributing to the increase was a greater volume of sales of accessories.

General and administrative expenses increased $47.7 million, or 25%, in 1999. These expenses include the costs of operating the Company's local business offices and its corporate expenses other than the corporate engineering and marketing departments. The increase includes the effects of increases in expenses required to serve the growing customer base in existing markets and an expansion of both local administrative office and corporate staff, necessitated by growth in the Company's business. Also, the Company incurred additional start-up costs in 1999 related to its Communications Centers, which were created to centralize certain customer service functions; incurred costs, which were no longer capitalizable beginning in January 1999, related to its conversion to a new billing system; and incurred additional costs by providing digital phone units to customers who migrated from analog to digital rate plans. Employee-related expenses increased $21.3 million, or 24%, in 1999, primarily due to increases in the number of customer service and administrative employees. Monthly general and administrative expenses per customer increased 1% to $11.48 in 1999 from $11.41 in 1998. General and administrative expenses represented 23% of service revenues in both 1999 and 1998.

Operating cash flow increased $92.4 million, or 31%, to $386.0 million in 1999. The improvement was primarily due to substantial growth in customers and service revenues and the effects of continued operational efficiencies on cash operating expenses. Operating cash flow margins (as a percent of service revenues) were 37.7% in 1999 and 35.7% in 1998.

Depreciation expense increased $17.7 million, or 15%, in 1999. The increase reflects rising average fixed asset balances, which increased 17% in 1999. Increased fixed asset balances in 1999 resulted from the addition of new cell sites built to improve coverage and capacity in the Company's markets and from upgrades to provide digital service in more of the Company's service areas.

Although amortization of intangibles only increased $348,000, or 1%, in 1999, the Company expects amortization expense to increase substantially in the future. Beginning October 1, 1999, capitalized development costs related to the Company's new billing and information system, totaling approximately $118 million, will be amortized over a period of seven years. Annual amortization of these costs is expected to be approximately $17 million.

Operating Income
----------------

Operating income totaled $220.1 million in 1999, a 51% increase over 1998. The operating income margin was 21.5% in 1999 and 17.8% in 1998. The improvements in operating income and operating income margins in 1999 reflect increased revenues resulting from growth in the number of customers served by the Company's systems, the increased minutes of use on the Company's systems from both local customers and inbound roamers and the effect of continued operational efficiencies on total operating expenses.

The Company expects service revenues to continue to grow during the remainder of 1999 and in 2000; however, management anticipates that average monthly revenue per customer will decrease for the full year of 1999 compared to 1998, despite the slight increase through nine months of 1999, as local retail and inbound roaming revenue per minute of use decline and as the Company further penetrates the consumer market. Additionally, the Company expects expenses to increase during the remainder of 1999 and in 2000 as it incurs costs associated with both customer growth and fixed assets added.

Although service revenues increased 25%, the Company's customer base increased by 22% and average monthly revenue per customer increased less than 1% in the first nine months of 1999, management does not expect service revenues to continue to grow faster than the Company's customer base for the remainder of
1999 or in 2000 for the reasons stated previously. Management continues to believe there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Additionally, competitors licensed to provide personal communications services ("PCS") have initiated service in certain of the Company's markets over the past three years. The Company expects PCS operators to continue deployment of PCS in portions of all of the Company's clusters throughout 1999 and 2000. The Company has increased its advertising, particularly brand advertising, since 1997 to promote its brand and distinguish the Company's service from other wireless communications providers. The Company's management continues to monitor other wireless communications providers' strategies to determine how additional competition is affecting the Company's results. While the effects of additional wireless competition have slowed customer growth in certain of the Company's markets, the overall effect on the Company's total customer growth to date has not been material. However, management anticipates that customer growth will be lower in the future, primarily as a result of the increase in the number of competitors in its markets.

Investment and Other Income
---------------------------

Investment and other income totaled $288.3 million in 1999 and $217.4 million in 1998. Gain on sale of cellular and other investments totaled $266.7 million in the first nine months of 1999, primarily due to the ATI-VOD merger. Gain on sale of cellular and other investments totaled $189.8 million in 1998 from sales of the Company's investment interests in ten markets, and also related to cash received from TDS pursuant to an agreement between the Company and TDS.

Investment income was $24.5 million in 1999 compared to $31.4 million in 1998, a 22% decrease. Investment income primarily represents the Company's share of net income from the markets managed by others that are accounted for by the equity method. The aggregate income from the markets in which the Company had interests in both 1998 and 1999 decreased in 1999, reducing investment income. Investment income in 1999 was also negatively impacted by the divestitures of certain minority interests to ATI in the first half of 1998. See "Financial Resources and Liquidity - Acquisitions and Divestitures" for further discussion of the ATI transactions.

Interest and Income Taxes
-------------------------

Interest expense totaled $28.1 million in 1999 compared to $29.8 million in 1998. Interest expense in 1999 is primarily related to Liquid Yield Option Notes ("LYONs") ($13.0 million); the Company's 7.25% Notes (the "Notes") ($13.9 million); and the Company's revolving credit facility with a series of banks ("Revolving Credit Facility") ($592,000). Interest expense in 1998 was primarily related to LYONs ($12.3 million), the Notes ($13.9 million) and the Revolving Credit Facility ($1.0 million).

The Company's $250 million principal amount of Notes are unsecured and become due in August 2007. Interest on the Notes is payable semi-annually on February 15 and August 15 of each year.

The LYONs are zero coupon convertible debentures which accrete interest at 6% annually, but do not require current cash payments of interest. All accreted interest is added to the outstanding principal balance on June 15 and December 15 of each year.

The Revolving Credit Facility is a seven-year facility which was established in 1997. Borrowings under this facility accrue interest at the London InterBank Offered Rate ("LIBOR") plus 26.5 basis points (for a rate of 5.7% at September 30, 1999). Interest and principal are due the last day of the borrowing period, as selected by the borrower, of either seven days or one, two, three or six months; any borrowings made under the facility are short-term in nature and automatically renew until they are repaid. The Company pays facility and administrative fees totaling $710,000 per year in addition to interest on any borrowings; these fees are recorded as interest expense. Any borrowings outstanding in August 2004, the termination date of the Revolving Credit Facility, are due and payable at that time along with any accrued interest. The Company borrowed and repaid amounts totaling $47 million during 1998; no borrowings were made during 1999.

Income tax expense was $200.6 million in 1999 and $135.4 million in 1998. In 1999, $106.6 million of income tax expense related to gains on sales of cellular and other investments. In 1998, $73.7 million of income tax expense related to the gains on sales of cellular and other investments. The overall effective tax rates were 42% in 1999 and 41% in 1998. The increase in 1999's effective tax rate is primarily related to the nature of the gains on sales of cellular and other investments in both years, which have varying tax rates.

TDS and the Company are parties to a Tax Allocation Agreement, pursuant to which the Company is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial reporting purposes, the Company computes federal income taxes as if it were filing a separate return as its own affiliated group and was not included in the TDS group.

Net Income
----------

Net income totaled $279.8 million in 1999 and $198.0 million in 1998. Diluted earnings per share was $3.03 in 1999 and $2.17 in 1998. Net income and earnings per share in 1999 and 1998 included significant after-tax gains on the sales of cellular and other investments, representing $160.2 million and $1.69 per share and $116.1 million and $1.23 per share, respectively. Excluding the after-tax effect of these gains, net income would have been $119.6 million, or $1.34 per share, in 1999 and $81.9 million, or $.94 per share, in 1998.


Three Months Ended 9/30/99 Compared to Three Months Ended 9/30/98
-----------------------------------------------------------------

Operating revenues totaled $373.2 million in the third quarter of 1999, up $59.3 million, or 19%, over 1998. Average monthly service revenue per customer decreased 3% to $49.73 in 1999 from $51.40 in 1998. The decrease in average monthly service revenue per customer resulted from the continued decline in average revenue per minute of use from both local retail customers and inbound roamers. This effect was partially offset by the increases in minutes of use on the Company's systems from both local retail customers and inbound roamers.

Revenue from local customers' usage of the Company's system increased $40.8 million, or 20%, in 1999 primarily due to the increased number of customers served. Average monthly local retail minutes of use per customer increased to 124 in the third quarter of 1999 compared to 112 in 1998. Also, as the number of customers and amount of revenue earned continued to grow, average revenue per minute of use continued to decline. As a result, average monthly local retail revenue per customer declined 2% to $33.37 in the third quarter of 1999 compared to $33.97 in 1998.

Inbound roaming revenue increased $19.8 million, or 28%, in 1999. Monthly inbound roaming revenue per Company customer averaged $12.66 in 1999 compared to $12.16 in 1998.

Long-distance revenue decreased $4.8 million, or 16%, in 1999, reflecting the lower prices on roaming long-distance minutes of use. Monthly long-distance revenue per customer averaged $3.51 in 1999 and $5.11 in 1998.

Equipment sales revenue increased $3.0 million, or 30%, in 1999. The increase reflects an 8% increase in the number of gross customer activations, to 228,000 in 1999 compared to 211,000 in 1998, plus increases in the number of dual-mode units sold and in the volume of accessories sold.

Operating expenses totaled $277.6 million in the third quarter of 1999, up $26.2 million, or 10%, over 1998. System operations expenses decreased $9.0 million, or 17%, in 1999, driven by lower costs for minutes used by the Company's customers when roaming. The cost related to minutes used on the Company's systems increased $5.3 million, or 45%, in the third quarter of 1999. Overall, customer usage expenses decreased $12.4 million in 1999 and maintenance, utility and cell site expense increased $3.4 million.

Marketing and selling expenses increased $11.3 million, or 20%, in 1999. The increase was primarily due to the 8% rise in the number of gross customer activations. Cost per gross customer activation increased 10% to $358 in 1999 from $324 in 1998.

Cost of equipment sold increased $5.1 million, or 23%, in 1999. The increase reflects a rise in the number of dual-mode units sold in 1999, plus an increase in the volume of accessories sold.

General and administrative expenses increased $13.4 million, or 20%, in 1999, primarily related to the increase in customers served.

Operating cash flow increased $38.5 million, or 34%, to $153.0 million in 1999; operating cash flow margins were 42.5% in 1999 and 37.7% in 1998.

Depreciation expense increased $6.2 million, or 15%, in 1999 reflecting an 18% increase in average fixed asset balances.

Operating income totaled $95.6 million in 1999 compared to $62.5 million in 1998, a 53% increase. The operating income margin was 26.5% in 1999 and 20.6% in 1998.

Investment income increased $176,000, or 2%, in 1999 as the aggregate income from the markets in which the Company had interests in both 1998 and 1999 was relatively flat. Gain on sale of cellular and other investments totaled $6.0 million in 1999. There were no gains recorded in 1998. Total interest expense decreased $440,000, or 4%, in 1999. Income tax expense totaled $44.1 million in 1999 and $26.7 million in 1998. In 1999, $2.2 million of income tax expense related to gains on sales of cellular and other investments.

Net income totaled $57.1 million in 1999, an increase of $21.7 million, or 61%, from 1998. Both net income and earnings per share in 1999 were significantly affected by gains on the sales of cellular interests. A summary of the after-tax effects of gains on net income and diluted earnings per share in each period is shown below. Additionally, the Company restated its 1998 diluted earnings per share to conform to current period presentation. See Note 2 to the financial statements for further discussion of this restatement.

                                                Three Months Ended September 30,
                                                --------------------------------
                                                           1999         1998
                                                           ----         ----
                                                       (Dollars in thousands,
                                                     except per share amounts)
Net income before after-tax effects of gains           $   53,265     $   35,409
Add: After-tax effects of gains                             3,798           --
                                                       ----------     ----------

Net income as reported                                 $   57,063     $   35,409
                                                       ==========     ==========


Earnings per share before after-tax effects
   of gains                                            $      .59     $      .40
Add: After-tax effects of gains                               .04             --
                                                        ---------    -----------

Diluted earnings per share                             $      .63     $      .40
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

Cash flows from operating activities provided $287.1 million in 1999 and $197.3 million in 1998. Operating cash flow provided $386.0 million in 1999 and $293.5 million in 1998. Cash flows from other operating activities (investment and other income, interest expense, income taxes, changes in working capital and changes in other assets and liabilities) required $98.9 million in 1999 and $96.2 million in 1998. Income taxes and interest paid totaled $74.1 million in 1999 and $103.0 million in 1998.

Cash flows from financing activities required $554,000 in 1999 and $1.7 million in 1998. In 1998, the Company borrowed and repaid $47 million under the Revolving Credit Facility.

Cash flows from investing activities required $154.6 million in 1999 and $182.4 million in 1998. Cash required for property, plant and equipment and system development expenditures totaled $242.7 million in 1999 and $231.0 million in 1998. In both periods, these expenditures were financed primarily with internally generated cash. These expenditures primarily represent the construction of 160 and 196 cell sites in 1999 and 1998, respectively, plus other plant additions and costs related to the development of the Company's office systems. In both periods, other plant additions included significant amounts related to the replacement of retired assets and the changeout of analog radio equipment for digital radio equipment. Acquisitions required $27.0 million in 1999 and $86.2 million in 1998. The Company received net cash proceeds totaling $96.0 million in 1999 and $120.2 million in 1998 related to sales of cellular and other investments. Cash distributions from cellular entities in which the Company has an interest provided $17.9 million in 1999 and $19.1 million in 1998.

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

In the first nine months of 1999, the Company acquired a majority interest in one market and minority interests in several markets in which the Company currently owns a majority interest, representing 243,000 pops, for a total of $30.1 million, consisting primarily of cash.

In the first nine months of 1998, the Company acquired majority interests in three markets and minority interests in several markets, representing 866,000 pops, for a total consideration of $106.5 million, consisting of cash and approximately 46,000 USM Common Shares. The minority interests were in markets in which the Company currently owns both majority and minority interests.

In the first nine months of 1999, the Company divested a majority interest in one market and minority interests in three markets, representing 606,000 pops, for a total consideration of $59.7 million. The majority interest was sold to BellSouth Corporation as part of a transaction which was substantially completed in November 1997; therefore, no gain or loss was recorded on this sale.

In the first nine months of 1998, the Company divested minority interests in 12 markets, representing approximately 936,000 pops. In exchange, the Company received approximately 4.1 million shares of ATI stock and cash totaling $120.5 million. Approximately $28.7 million of the total cash received was pursuant to a contract right termination agreement entered into between the Company and TDS. This agreement was related to two interests which were sold directly by TDS to ATI and which were to be acquired by the Company as part of a June 1996 agreement between the Company and TDS. The contract right termination agreement enabled the Company to receive cash equal to the value of the gain the Company would have realized had it purchased the interests from TDS and sold them to ATI under terms similar to those in the agreement between TDS and ATI.

As of September 30, 1999, the Company had an agreement pending to acquire a majority interest in one market, representing 128,000 pops, for $23.0 million in cash.

Liquidity
---------

The Company anticipates that the aggregate resources required for the remainder of 1999 will include approximately $57 million for capital spending and $23 million for an acquisition. The Company is generating substantial cash from its operations and anticipates financing these expenditures primarily with internally generated cash and short-term borrowings. The Company had $184 million of cash and cash equivalents at September 30, 1999. Additionally, the entire balance of $500 million under the Company's Revolving Credit Facility is unused and remains available to meet any short-term borrowing requirements.

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

Market Risk
-----------

The Company is subject to market rate risks due to fluctuations in interest rates and equity markets. All of the Company' existing debt is in the form of long-term fixed-rate notes with original maturities ranging from seven to 20 years. Accordingly, fluctuations in interest rates can lead to fluctuations in the fair value of such instruments. The Company has not entered into financial derivatives to reduce its exposure to interest rate risks. There have been no material changes to the Company's outstanding debt instruments since December 31, 1998.

The Company maintains a portfolio of available for sale marketable equity securities which resulted from acquisitions and the sale of non-strategic investments. The market value of these investments, principally VOD ADRs, amounted to $504.2 million at September 30, 1999. A hypothetical 10% decrease in the share prices of these investments would result in a $50.4 million decline in the market value of the investments.

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

The Company's management established a project team to address Year 2000 issues. The Company's plan to address the Year 2000 Issue consists of five general phases: (i) Awareness, (ii) Assessment, (iii) Renovation, (iv) Validation and
(v) Implementation.

The awareness phase consisted of establishing a Year 2000 project team, that reports periodically to the Company's Audit Committee, and developing an overall strategy. TDS management established a Year 2000 Program Office at the corporate level to coordinate activities of the Year 2000 project team, to monitor the current status of individual projects, to report periodically to the TDS Audit Committee and to promote the exchange of information between all TDS business units to share knowledge and solution techniques. On an ongoing basis, the project teams continue to provide Year 2000 information and updates to customers, employees and business partners. Management has made the Year 2000 Issue a top priority. The Year 2000 effort covers the network and supporting infrastructure for the provision of cellular services; the operational and financial information technology ("IT") systems and applications, including computer systems that support key business functions such as billing, finance, customer service, procurement and supply; and a review of the Year 2000 readiness efforts of the Company's critical vendors.

The assessment phase included the identification of core business areas and processes, analysis of systems and hardware supporting the core business areas and the prioritization of renovation or replacement of the systems and hardware that were determined not to be Year 2000 ready. Included in the assessment phase was an analysis of risk management factors such as contingency plans and legal matters. Except for the contingency plans as discussed herein, the assessment phase was completed in the first quarter of 1999.

The Year 2000 project team has identified those mission critical hardware, systems and applications that were not Year 2000 ready. These critical hardware, systems and applications that were not Year 2000 ready have undergone renovation. The renovation phase consisted of the remediation or replacement of mission critical systems, applications and hardware. The renovation of these mission critical hardware, systems and applications has been completed.

The renovated mission critical hardware, systems and applications have undergone Year 2000 validation testing. The validation phase included testing, verifying and validating the renovated or replaced platforms, applications, databases and utilities. The validation phase consisted of independent verification testing of mission critical systems, applications and hardware as well as network and system component upgrades received from suppliers. In addition, selected Year 2000 upgrades were tested in a controlled environment that replicated the current environment and was equipped to simulate the turn of the century and leap year dates. The Company will rely on the Cellular Telecommunications Industry Association ("CTIA"), Alliance for Telecommunications Industry Solutions ("ATIS") and TELCO Forum, which formed working groups to coordinate efforts of various carriers and manufacturers to facilitate inter-network Year 2000 testing. These programs have concluded and, generally, the findings indicate that there are no known network inter-operability defects related to Year 2000 associated with the available Year 2000 ready upgrades for the networks. The Company has analyzed the findings and has installed upgrades appropriate to its network. Validation of mission critical hardware, systems and applications was substantially completed as of October 31, 1999.

The implementation phase involves migrating the converted, renovated and validated mission critical systems, applications and hardware into production. This phase is expected to be completed during the fourth quarter of 1999.

As with other telecommunications services providers, there exists a worst case scenario possibility that a failure to correct a Year 2000 problem in one or more of the mission critical network elements or IT applications could cause a significant disruption of, or interruption in, certain normal business functions. Management believes it has assembled the proper staffing and tools and put in place procedures to identify and prepare all mission critical systems for the Year 2000 and believes the necessary programs are in place for a smooth Year 2000 transition. Based on the assessments and work performed to date by the project teams, management believes that any such material disruption to the operations due to failure of an internal system is unlikely. However, management cannot provide assurance that its plan to address Year 2000 readiness will be successful as the Company is subject to various risks and uncertainties. Like most other telecommunications operators, the Company is highly dependent on the telecommunications network vendors to develop and provide Year 2000 ready hardware, systems and applications and on other third parties, including vendors, other telecommunications service providers, government agencies and financial institutions, to deliver reliable services and timely upgrades. The Company has contacted critical vendors, requesting information about their Year 2000 readiness. The responses have been used to make its renovations and are being used in developing the Company's overall contingency plans.

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

The Company's contingency plan initiatives include business recovery planning and establishing command centers and critical support teams. Project teams are developing alternate processes to support critical customer functions in the event information systems or mechanized processes experience Year 2000 disruptions; as well as for repair or replacement of any affected systems or processes. The teams are also developing alternate plans for critical suppliers of products/services that fail to meet established service levels due to Year 2000 disruptions. Retention and backup procedures for customer and critical business data are being developed to provide the Company with pre-rollover recovery capabilities. The Company anticipates completing the balance of its contingency planning in the fourth quarter of 1999.

The Company estimates that the total direct costs related to the Year 2000 project will be approximately $4 million to $5 million. Through September 30, 1999, the total direct costs associated with the Year 2000 Issue were approximately $3.5 million. In recent years, the Company has made capital expenditures, primarily related to the ongoing upgrade of its network to provide digital capabilities as well as certain financial and customer information systems, which are by design thought to be Year 2000 ready. These expenditures are not considered to be directly related to the Year 2000 project because they are in conjunction with the Company's overall operating strategies to add digital capabilities for competitive purposes and to improve financial systems and customer service. Though Year 2000 project costs will directly impact the reported level of net income, the Company intends to manage its total cost structure, including deferral of non-critical projects, in an effort to mitigate the impact of Year 2000 project costs.


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
                                                                                      ---------


                                                                       Three Months Ended                    Nine Months Ended
                                                                          September 30,                        September 30,
                                                            -------------------------------------     ------------------------------
                                                                  1999              1998                 1999               1998
                                                                 ------            ------               ------             ------
                                                                          (Dollars in thousands, except per share amounts)
OPERATING REVENUES
    Service                                                 $     360,140       $     303,921      $   1,023,857      $    821,196
    Equipment sales                                                13,061              10,026             36,281            28,016
                                                            -------------       -------------      -------------      ------------
        Total Operating Revenues                                  373,201             313,947          1,060,138           849,212
                                                            -------------       -------------      -------------      ------------

OPERATING EXPENSES
    System operations                                              44,807              53,817            165,139           143,127
    Marketing and selling                                          66,848              55,546            188,533           156,875
    Cost of equipment sold                                         27,915              22,776             81,015            63,881
    General and administrative                                     80,627              67,265            239,500           191,785
    Depreciation                                                   47,031              40,795            135,332           117,593
    Amortization of intangibles                                    10,413              11,233             30,493            30,144
                                                            -------------       -------------      -------------      ------------
        Total Operating Expenses                                  277,641             251,432            840,012           703,405
                                                            -------------       -------------      -------------      ------------
OPERATING INCOME                                                   95,560              62,515            220,126           145,807
                                                            -------------       -------------      -------------      ------------
INVESTMENT AND OTHER INCOME
    Investment income                                              10,696              10,520             24,530            31,410
    Amortization of licenses related to investments                  (363)               (256)              (933)             (815)
    Interest income                                                 1,833               1,294              4,590             4,561
    Other income (expense), net                                        19                (303)              (452)           (3,109)
    Minority share of income                                       (3,077)             (1,707)            (6,156)           (4,402)
    Gain on sale of cellular and other investments                  6,046                  --            266,744           189,759
                                                            -------------       -------------      -------------      ------------
        Total Investment and Other Income                          15,154               9,548            288,323           217,404
                                                            -------------       -------------      -------------      ------------
INCOME BEFORE INTEREST
  AND INCOME TAXES                                                110,714              72,063            508,449           363,211
Interest expense                                                    9,508               9,948             28,116            29,836
                                                            -------------       -------------      -------------      ------------


INCOME BEFORE INCOME TAXES                                        101,206              62,115            480,333           333,375
Income tax expense                                                 44,143              26,706            200,568           135,429
                                                            -------------       -------------      -------------      ------------
NET INCOME                                                  $      57,063       $      35,409      $     279,765      $    197,946
                                                            =============       =============      =============      ============

WEIGHTED AVERAGE COMMON AND
    SERIES A COMMON SHARES (000s)                                  87,484              87,353             87,445            87,311

BASIC EARNINGS PER COMMON AND
    SERIES A COMMON SHARE                                   $         .65       $         .41      $        3.20      $       2.27
                                                            =============       =============      =============      ============

DILUTED EARNINGS PER COMMON AND
    SERIES A COMMON SHARE                                   $         .63       $         .40      $        3.03      $       2.17
                                                            =============       =============      =============      ============


                            The accompanying notes to consolidated financial statements are an integral part of these statements.


                                          UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                                          ----------------------------------------------------
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 -------------------------------------
                                                             Unaudited
                                                             ----------
                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                          ---------------------------------------
                                                                               1999                     1998
                                                                          -------------           ---------------
                                                                                  (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                             $     279,765           $       197,946
   Add (Deduct) adjustments to reconcile net income
      to net cash provided by operating activities
        Depreciation and amortization                                           165,825                   147,737
        Deferred income tax provision                                           119,354                    76,170
        Investment income                                                       (24,530)                  (31,410)
        Minority share of income                                                  6,156                     4,402
        Gain on sale of cellular and other investments                         (266,744)                 (189,759)
        Other noncash expense                                                    20,266                    18,074
        Change in accounts receivable                                           (42,082)                  (30,704)
        Change in accounts payable                                                1,466                    20,027
        Change in accrued interest                                               (4,533)                   (4,221)
        Change in accrued taxes                                                  30,838                   (13,526)
        Change in customer deposits and deferred revenues                         3,875                     3,549
        Change in other assets and liabilities                                   (2,536)                   (1,030)
                                                                          -------------           ---------------
                                                                                287,120                   197,255
                                                                          -------------           ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of long-term debt                                                     (267)                       --
   Borrowings from Revolving Credit Facility                                         --                    47,000
   Repayment of Revolving Credit Facility                                            --                   (47,000)
   Change in notes payable                                                           --                    (1,302)
   Common Shares issued                                                           3,507                     2,131
   Capital distributions to minority partners                                    (3,794)                   (2,546)
                                                                          -------------           ---------------
                                                                                   (554)                   (1,717)
                                                                          -------------           ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment                                  (217,485)                 (199,754)
   System development costs                                                     (25,260)                  (31,214)
   Investments in and advances to minority interests
      in cellular entities                                                          724                    (6,356)
   Distributions from minority interests in cellular entities                    17,891                    19,073
   Proceeds from sale of cellular and other investments                          95,987                   120,244
   Acquisitions, excluding cash acquired                                        (26,967)                  (86,190)
   Other investing activities                                                       491                       773
   Change in temporary cash and marketable
      non-equity securities                                                          57                     1,037
                                                                          -------------           ---------------
                                                                               (154,562)                 (182,387)
                                                                          -------------           ---------------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                             132,004                    13,151

CASH AND CASH EQUIVALENTS-
   Beginning of period                                                           51,975                    13,851
                                                                          -------------           ---------------
   End of period                                                          $     183,979           $        27,002
                                                                          =============           ===============


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
                                     ------

                                                    (Unaudited)
                                                    September 30,   December 31,
                                                          1999          1998
                                                     ------------    -----------
                                                         (Dollars in thousands)
CURRENT ASSETS
   Cash and cash equivalents
      General funds                                   $    53,215    $    15,576
      Affiliated cash equivalents                         130,764         36,399
                                                       ----------     ----------
                                                          183,979         51,975
   Temporary investments                                      233            284
   Accounts receivable
      Customers, net of allowance                         118,795         99,931
      Roaming                                              69,499         46,634
      Affiliates                                              171             26
      Other                                                11,358         13,671
   Inventory                                               24,568         16,673
   Prepaid expenses                                         9,542         10,506
   Other current assets                                     3,805          3,105
                                                       ----------     ----------
                                                          421,950        242,805
                                                       ----------     ----------
INVESTMENTS
   Licenses, net of accumulated amortization            1,161,538      1,200,653
   Minority interests in cellular entities                127,577        140,286
   Notes and interest receivable                           10,940         11,530
   Marketable equity securities                           504,182        296,860
   Marketable non-equity securities                           309            336
                                                       ----------     ----------
                                                        1,804,546      1,649,665
                                                       ----------     ----------
PROPERTY, PLANT AND EQUIPMENT
   In service and under construction                    1,556,863      1,400,597
   Less accumulated depreciation                          477,409        389,754
                                                       ----------     ----------
                                                        1,079,454      1,010,843
                                                       ----------     ----------
DEFERRED CHARGES
   System development costs,
      net of accumulated amortization                     138,164        127,742
   Other, net of accumulated amortization                  12,807         16,581
                                                       ----------     ----------
                                                          150,971        144,323
                                                       ----------     ----------
   Total Assets                                       $ 3,456,921    $ 3,047,636
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
                          ------------------------------------

                                                     (Unaudited)
                                                    September 30,   December 31,
                                                         1999           1998
                                                     ------------    -----------
                                                         (Dollars in thousands)
CURRENT LIABILITIES
   Accounts payable
      Affiliates                                        $     1,605  $    11,508
      Other                                                 156,585      172,568
   Customer deposits and deferred revenues                   31,690       27,575
   Accrued interest                                           2,536        7,069
   Accrued taxes                                             44,899       13,928
   Accrued compensation                                      16,048       13,263
   Other current liabilities                                 13,983       12,362
                                                         ----------   ----------
                                                            267,346      258,273
                                                         ----------   ----------

LONG-TERM DEBT
   6% zero coupon convertible debentures                    293,949      281,487
   7.25% notes                                              250,000      250,000
                                                         ----------   ----------
                                                            543,949      531,487
                                                         ----------   ----------

DEFERRED LIABILITIES AND CREDITS
   Net deferred income tax liability                        370,626      258,123
   Other                                                      9,162        5,914
                                                         ----------   ----------
                                                            379,788      264,037
                                                         ----------   ----------
MINORITY INTEREST                                            42,305       43,609
                                                         ----------   ----------

COMMON SHAREHOLDERS' EQUITY
   Common Shares, par value $1 per share                     54,511       54,365
   Series A Common Shares, par value $1 per share            33,006       33,006
   Additional paid-in capital                             1,323,279    1,319,895
   Accumulated other comprehensive income                    59,472       69,465
   Retained earnings                                        753,265      473,499
                                                         ----------   ----------
                                                          2,223,533    1,950,230
                                                         ----------   ----------
   Total Liabilities and Shareholders' Equity           $ 3,456,921  $ 3,047,636
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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998, and the results of operations and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the nine months ended September 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

2. Net Income used in computing Earnings per Common Share and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

                                                                   Three Months Ended         Nine Months Ended
                                                                     September 30,               September 30,
                                                                -----------------------      -------------------
                                                                    1999         1998           1999         1998
                                                                    ----         ----           ----         ----
                                                                               (Dollars in thousands)

        Net Income used in Basic Earnings Per
           Share                                                   57,063        35,409       279,765      197,946
        Interest expense eliminated as a result of the pro
           forma conversion of Convertible Debentures               2,419         2,330         7,415        7,155
                                                                 --------       -------       -------      -------
        Net Income used in Diluted Earnings per
           Share                                                $  59,482      $ 37,739   $   287,180   $  205,101
                                                                =========       =======      ========    =========

        Weighted average number of Common
           Shares used in Basic Earnings Per Share                 87,484        87,353        87,445       87,311
        Effect of Dilutive Securities:
           Stock Options and Stock Appreciation Rights                483            34           241           42
        Conversion of Convertible Debentures                        7,054         7,059         7,057        7,059
                                                                ---------       -------       -------      -------
        Weighted Average Number of Common
           Shares used in Diluted Earnings Per Share               95,021        94,446        94,743       94,412
                                                                =========       =======       =======      =======




               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


        Earnings per Common and Series A Common Share for the nine months ended September 30, 1999 and 1998, contain significant income amounts related to gains on the sale of cellular and other investments. Excluding the after-tax effect of these gains, basic and diluted earnings per share were $1.37 and $1.34, respectively, for the nine months ended September 30, 1999 and $.94 for the nine months ended September 30, 1998.

        Pro forma earnings per Common Share for the three months ended and nine months ended September 30, 1998 are reported in this Form 10-Q to reflect current period presentation. Current period presentation includes the conversion of LYONs into USM Common Shares as dilutive potential common stock and also includes the effect of adding after-tax interest accreted on the LYONs to net income for each period. The amounts used in computing pro forma earnings per Common Share for all periods which were not originally reported in a format comparable to current period presentation are as follows:

                                                                       June 30, 1999           March 31, 1999
                                                                       -------------           --------------
                                                                 3 Months     6 Months             3 Months
                                                                 --------     --------             --------
                                                                               (Dollars in thousands)

        Net Income used in Basic Earnings Per
           Share                                             $    194,876   $   222,702         $    27,826
        Interest expense eliminated as a result of the pro
           forma conversion of Convertible Debentures               2,497         4,960               2,400
                                                             ------------   -----------         -----------
        Net Income used in Diluted Earnings Per
           Share                                             $    197,373   $   227,662         $    30,226
                                                             ============   ===========         ===========

        Weighted average number of Common
           Shares used in Basic Earnings Per Share                 87,461        87,426              87,390
        Effect of Dilutive Securities:
           Stock Options and Stock Appreciation Rights                133           120                 107
           Conversion of Convertible Debentures                     7,059         7,059               7,059
                                                             ------------   -----------         -----------
        Weighted Average Number of Common
           Shares used in Diluted Earnings Per Share               94,653        94,605              94,556
                                                             ============   ===========         ===========

        Diluted Earnings per Common Share as restated        $       2.09   $      2.41         $      0.32
                                                             ============   ===========         ===========
        Diluted Earnings per Common Share as
           previously reported                               $       2.22   $      2.54         $      0.32
                                                             ============   ===========         ===========






                                             UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 (Unaudited)


                                                                   December 31, 1998          September 30, 1998
                                                                   -----------------          ------------------
                                                               3 Months       12 Months      3 Months      9 Months
                                                               --------       ---------      --------      --------
                                                                              (Dollars in thousands)

        Net Income used in Basic Earnings Per Share          $     19,001   $   216,947   $    35,409   $    197,946
        Interest expense eliminated as a result of the pro
           forma conversion of Convertible Debentures               1,426         9,032         2,331          7,155
                                                             ------------   -----------   -----------   ------------
        Net Income used in Diluted Earnings Per Share        $     20,428   $   225,979   $    37,740   $    205,101
                                                             ============   ===========   ===========   ============

        Weighted average number of Common
           Shares used in Basic Earnings Per Share                 87,358        87,323        87,353         87,311
        Effect of Dilutive Securities:
           Stock Options and Stock Appreciation Rights                 65            48            33             42
           Conversion of Convertible Debentures                     7,059         7,059         7,059          7,059
                                                             ------------   -----------   -----------   ------------
        Weighted Average Number of Common
           Shares used in Diluted Earnings Per Share               94,482        94,430        94,445         94,412
                                                             ============   ===========   ===========   ============

        Diluted Earnings per Common Share as restated        $       0.22   $      2.39   $      0.40   $       2.17
                                                             ============   ===========   ===========   ============
        Diluted Earnings per Common Share as
           previously reported                               $       0.22   $      2.48   $      0.41   $       2.27
                                                             ============   ===========   ===========   ============



                                                                                                       March 31,
                                                                           June 30, 1998                 1998
                                                                           -------------                 ----
                                                                     3 Months          6 Months       3 Months
                                                                     --------          --------       --------
                                                                                  (Dollars in thousands)

        Net Income used in Basic Earnings Per Share             $      32,785     $     162,537    $     129,752
        Interest expense eliminated as a result of the pro
           forma conversion of Convertible Debentures                   2,294             4,770            2,404
                                                                -------------     -------------    -------------
        Net Income used in Diluted Earnings Per Share           $      35,079     $     167,307    $     132,156
                                                                =============     =============    =============

        Weighted average number of Common
           Shares used in Basic Earnings Per Share                     87,342            87,290           87,239
        Effect of Dilutive Securities:
           Stock Options and Stock Appreciation Rights                     40                39               38
           Conversion of Convertible Debentures                         7,059             7,059            7,059
                                                                -------------     -------------    -------------
        Weighted Average Number of Common
           Shares used in Diluted Earnings Per Share                   94,441            94,388           94,336
                                                                =============     =============    =============

        Diluted Earnings per Common Share as restated           $        0.37     $        1.77    $        1.40
                                                                =============     =============    =============
        Diluted Earnings per Common Share as
           previously reported                                  $        0.38     $        1.86    $        1.49
                                                                =============     =============    =============

                       UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                         (Unaudited)


                                                               December 31,
                                                                   1997
                                                                   ----
                                                            3 Months   12 Months
                                                            --------   ---------
                                                          (Dollars in thousands)
Net Income used in Basic Earnings Per Share                 $ 25,157   $ 111,539
Interest expense eliminated as a result of the pro
   forma conversion of Convertible Debentures                  2,267       8,691
                                                            --------    --------
Net Income used in Diluted Earnings Per Share               $ 27,424   $ 120,230
                                                            ========    ========

Weighted average number of Common
   Shares used in Basic Earnings Per Share                    86,858      86,346
Effect of Dilutive Securities:
   Stock Options and Stock Appreciation Rights                    52          52
   Conversion of Convertible Debentures                        7,059       7,059
                                                            --------    --------
Weighted Average Number of Common
   Shares used in Diluted Earnings Per Share                  93,969      93,457
                                                            ========    ========

Diluted Earnings per Common Share as restated               $   0.29   $    1.29
                                                            ========    ========
Diluted Earnings per Common Share as
   previously reported                                      $   0.29   $    1.29
                                                            ========    ========


3. Assuming that acquisitions accounted for as purchases during the period January 1, 1998, to September 30, 1999, had taken place on January 1, 1998, pro forma results of operations would have been as follows:

                                                              Nine Months Ended
                                                                 September 30,
                                                            --------------------
                                                              1999          1998
                                                              ----          ----
                                                          (Dollars in thousands,
                                                       except per share amounts)

Service Revenues                                          $ 1,030,867  $ 839,157
Equipment Sales                                                36,346     28,448
Interest Expense (including cost to finance acquisitions)      28,116     29,836
Net Income                                                    281,333    200,537
Earnings per Common and Series A Common Share-Basic              3.22       2.30
Earnings per Common and Series A Common Share-Diluted            3.05       2.20


               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


4.    Supplemental Cash Flow Information

      The Company acquired certain cellular licenses and interests during the first nine months of 1999 and 1998. In conjunction with these acquisitions, the following assets were acquired, liabilities assumed and Common Shares issued.

                                       Nine Months Ended
                                          September 30,
                                     -----------------------
                                         1999        1998
                                         ----        ----
                                     (Dollars in thousands)
Property, plant and equipment          $  3,444    $  5,447
Cellular licenses                        19,879      68,695
Decrease in equity-method investment
   in cellular interests                   (748)     (2,317)
Decrease in minority investments          3,682      13,168
Other assets and liabilities,
   excluding cash acquired                  710       2,500
Common Shares issued                       --        (1,303)
                                       --------    --------
Decrease in cash due to acquisitions   $ 26,967    $ 86,190
                                       ========    ========


        The following summarizes certain noncash transactions and interest and income taxes paid.

                                           Nine Months Ended
                                             September 30,
                                           -----------------
                                             1999     1998
                                             ----     ----
                                       (Dollars in thousands)

Interest paid                             $ 19,254  $ 18,688
Income taxes paid                           54,837    84,263
Noncash interest expense                    12,781    12,048

5. Gain on sale of cellular and other investments in 1999 primarily related to the merger between AirTouch Communications, Inc. and Vodafone Group plc. In accordance with current accounting rules, the Company was required to recognize in earnings as a gain the difference between its historical basis in the ATI shares and the June 30, 1999 value of the Vodafone ADRs plus the cash to be received as a result of this merger. Gain on sale of cellular and other investments in 1998 primarily reflects gains recorded on the sale of the Company's minority interests in twelve markets and on cash received from TDS pursuant to an agreement between the Company and TDS.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


6.      Other Comprehensive Income

        The Company's Comprehensive Income includes Net Income and Unrealized Gains from Marketable Equity Securities that are classified as "available-for-sale". The following table summarizes the Company's Comprehensive Income:

                                               Nine Months Ended
                                                  September 30,
                                                1999        1998
                                                ----        ----
                                             (Dollars in thousands)
Accumulated Other Comprehensive Income
Balance, beginning of period                 $  69,465    $    --
Add:
    Unrealized gains on securities             242,811       52,507
    Income tax effect                          (97,126)     (18,377)
                                             ---------    ---------
Net unrealized gains                           145,685       34,130
                                             ---------    ---------
Deduct:
    Gain on reclassification of securities     259,464         --
    Income tax effect                         (103,786)        --
                                             ---------    ---------
Net unrealized gains reclassified to
    Net Income                                 155,678         --
                                             ---------    ---------
Net unrealized gains included in
    comprehensive income                        (9,993)        --
                                             ---------    ---------

Balance, end of period                       $  59,472    $  34,130
                                             =========    =========


                            Three Months Ended        Nine Months Ended
                               September 30,             September 30,
                         ----------------------    ---------------------
                             1999        1998         1999        1998
                             ----        ----         ----        ----
                                        (Dollars in thousands)
Comprehensive Income
  Net Income              $  57,063   $  35,409    $ 279,765   $ 197,946
  Net unrealized gains
  on securities              55,857      (3,756)      59,472      34,130
                          ---------   ---------    ---------   ---------
                          $ 112,920   $  31,653    $ 339,237   $ 232,076
                          =========   =========    =========   =========

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


7.   Marketable Equity Securities

     Marketable equity securities include the Company's investments in equity securities, primarily Vodafone AirTouch plc American Depository Receipts ("VOD ADRs"). These securities are classified as available-for-sale and stated at fair market value.

     Information   regarding  the  Company's  marketable  equity  securities  is summarized below.


                                          September 30,       December 31,
                                              1999                1998
                                     --------------------------------------
                                             (Dollars in thousands)
Available-for-sale Equity Securities
Aggregate Fair Value                       $ 504,182            $ 296,860
Adjusted Basis                               405,061              181,087
                                           ---------            ---------
Gross Unrealized Holding Gains                99,121              115,773
Tax Effect                                   (39,649)             (46,308)
                                           ---------            ---------
Net Unrealized Holding Gains, net of tax   $  59,472            $  69,465
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

             Exhibit 27 - Financial Data Schedule.


     (b) Reports on Form 8-K filed during the quarter ended September 30, 1999:

     No reports on Form 8-K were filed during the quarter ended September 30, 1999.

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





                                     UNITED STATES CELLULAR CORPORATION
                                     ----------------------------------
                                               (Registrant)





Date    November 12, 1999                          H. DONALD NELSON
                                  ----------------------------------------------
                                  H. Donald Nelson
                                  President
                                  (Chief Executive Officer)


Date    November 12, 1999                         KENNETH R. MEYERS
                                  ----------------------------------------------
                                  Kenneth R. Meyers
                                  Executive Vice President-Finance and Treasurer (Chief Financial Officer)


Date    November 12, 1999                         JOHN T. QUILLE
                                  ----------------------------------------------
                                  John T. Quille
                                  Vice President and Controller
                                  (Principal Accounting Officer)