Form 10-K
period 1999-12-31
UNITED STATES CELLULAR CORP
filed 2000-03-30
CIK 821130

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
       /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                          OR
       / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                             COMMISSION FILE NUMBER 1-9712

--------------------------------------------------------------------------------
                       UNITED STATES CELLULAR CORPORATION
             (Exact name of Registrant as specified in its charter)
--------------------------------------------------------------------------------

               DELAWARE                                62-1147325
---------------------------------------  ---------------------------------------
    (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

            8410 WEST BRYN MAWR, SUITE 700, CHICAGO, ILLINOIS 60631
              (Address of principal executive offices) (Zip code)

                 REGISTRANT'S TELEPHONE NUMBER: (773) 399-8900

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class              Name of each exchange on which
-------------------------------------               registered
                                       -------------------------------------
     Common Shares, $1 par value              American Stock Exchange
 Liquid Yield Option Notes Due 2015           American Stock Exchange

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

    As of February 29, 2000, the aggregate market value of registrant's Common Shares held by nonaffiliates was approximately $1.1 billion (based upon the closing price of the Common Shares on February 29, 2000, of $66.94, as reported by the American Stock Exchange).

    The number of shares outstanding of each of the registrant's classes of common stock, as of February 29, 2000, is 54,692,996 Common Shares, $1 par value, and 33,005,877 Series A Common Shares, $1 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Those sections or portions of the registrant's 1999 Annual Report to Shareholders and of the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held May 17, 2000, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Parts II and III of this report.

--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                          PAGE NUMBER
                                                                        OR REFERENCE(1)
                                                                        ---------------
Item  1.  Business....................................................        3
Item  2.  Properties..................................................       24
Item  3.  Legal Proceedings...........................................       24
Item  4.  Submission of Matters to a Vote of Security Holders.........       24
Item  5.  Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................       25(2)
Item  6.  Selected Financial Data.....................................       25(3)
Item  7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................       25(4)
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................       25(4)
Item  8.  Financial Statements and Supplementary Data.................       25(5)
Item  9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................       25
Item 10.  Directors and Executive Officers of the Registrant..........       26(6)
Item 11.  Executive Compensation......................................       26(7)
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................       26(8)
Item 13.  Certain Relationships and Related Transactions..............       26(9)
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................       27

---------

(1) Parenthetical references are to information incorporated by reference from
    Exhibit 13, which includes portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1999 ("Annual Report") and from the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2000 (the "Proxy Statement").

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
TELEPHONE (773) 399-8900

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

THE COMPANY

    United States Cellular Corporation (the "Company") provides cellular telephone service to 2,602,000 customers through 139 majority-owned and managed ("consolidated") cellular systems serving approximately 17% of the geography and approximately 9% of the population of the United States. Since 1985, when the Company began providing cellular service in Knoxville, Tennessee, the Company has expanded its cellular networks and customer service operations to cover 145 markets in 26 states as of December 31, 1999. In total, the Company now operates eight market clusters, of which four have a total population of more than two million, and each of which has a total population of more than one million. Overall, 91% of the Company's 26.4 million population equivalents are in markets which are consolidated, 1% are in managed but not consolidated markets and 8% are in markets in which the Company holds an investment interest.

    The Company is the eighth largest wireless company in the United States, based on the aggregate number of customers in its consolidated markets. The Company's corporate development strategy is to operate controlling interests in cellular market licensees in areas adjacent to or in proximity to its other markets, thereby building clusters of operating markets. Customers benefit from larger service areas such as these, which provide longer uninterrupted service and the ability to make outgoing calls and receive incoming calls within the designated area without special roaming arrangements. In addition, the Company anticipates that clustering will continue to provide the Company certain economies in its capital and operating costs. Over the past few years, the Company has completed exchanges of controlling interests in its less strategic markets for controlling interests in markets which better complement its clusters. The Company has also completed outright sales of other less strategic markets, and has purchased controlling interests in markets which enhance its clusters.

    The following table summarizes the status of the Company's interests in cellular markets at December 31, 1999.

Owns Majority Interest and Manages..........................    139
Owns Minority Interest and Manages..........................      6
                                                                ---
Total Markets Managed by the Company........................    145
Markets Managed by Others (1)...............................     35
                                                                ---
Total Markets...............................................    180
                                                                ===

------------

(1) Represents markets in which the Company owns a minority or other noncontrolling interest and which are managed by third parties; as of December 31, 1999, the Company accounted for its interests in 29 of these markets using the equity method and accounted for the remaining six markets using the cost method.

    Cellular systems in the Company's 139 majority-owned and managed markets served 2,602,000 customers at December 31, 1999, and contained 2,300 cell sites. The average penetration rate in the Company's consolidated markets was 10.39% at December 31, 1999, and the churn rate in all consolidated markets averaged 2.1% per month for the twelve months ended December 31, 1999.

    The Company was incorporated in Delaware in 1983. The Company's executive offices are located at 8410 West Bryn Mawr, Chicago, Illinois 60631. Its telephone number is 773-399-8900. The Common Shares of the Company are listed on the American Stock Exchange under the symbol "USM." The Company's Liquid Yield Option Notes ("LYONs") are also listed on the American Stock Exchange.

    Unless the context indicates otherwise: (i) references to the "Company" refer to United States Cellular Corporation and its subsidiaries;
(ii) references to "TDS" refer to Telephone and Data Systems, Inc. and its subsidiaries; (iii) references to "MSA" or to a particular city refer to the Metropolitan Statistical Area, as designated by the U.S. Office of Management and Budget and used by the Federal Communications Commission ("FCC") in designating metropolitan cellular market areas; (iv) references to "RSA" refer to the Rural Service Area, as used by the FCC in designating non-MSA cellular market areas; (v) references to cellular "markets" or "systems" refer to MSAs, RSAs or both; (vi) references to "population equivalents" mean the population of a market, based on 1999 Claritas estimates, multiplied by the percentage interests that the Company owns or has the right to acquire in an entity licensed, designated to receive a license or expected to receive a construction permit ("licensee") from the FCC to construct or operate a cellular system in such market.

                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
                        SAFE HARBOR CAUTIONARY STATEMENT

    This Annual Report on Form 10-K, including exhibits, contains statements that are not based on historical fact, including the words "believes", "anticipates", "intends", "expects" and similar words. These statements constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include:

    - general economic and business conditions, both nationally and in the regions in which the Company operates;

    - technology changes;

    - competition;

    - changes in business strategy or development plans;

    - changes in governmental regulations;

    - our ability and the ability of our third-party suppliers to take corrective action in a timely manner with respect to the Year 2000 Issue;

    - availability of future financing; and

    - changes in growth in cellular customers, penetration rates and churn rates.

CELLULAR TELEPHONE OPERATIONS

    THE CELLULAR TELEPHONE INDUSTRY. Cellular telephone technology provides high-quality, high-capacity communications services to in-vehicle and hand-held portable cellular telephones. Cellular technology is a major improvement over earlier mobile telephone technologies. Cellular telephone systems are designed for maximum mobility of the customer. Access is provided through system interconnections to local, regional, national and world-wide telecommunications networks. Cellular telephone systems also offer a full range of ancillary services such as conference calling, call-waiting, call-forwarding, voice mail, Internet access, facsimile and data transmission.

    Cellular telephone systems divide each service area into smaller geographic areas or "cells." Each cell is served by radio transmitters and receivers operating on discrete radio frequencies licensed by the FCC. All of the cells in a system are connected to a computer-controlled Mobile Telephone Switching Office ("MTSO"). The MTSO is connected to the conventional "landline" telephone network and potentially other MTSOs. Each conversation on a cellular phone involves a transmission over a specific set of radio frequencies from the cellular phone to a transmitter/receiver at a cell site. The transmission is forwarded from the cell site to the MTSO and from there may be forwarded to the landline telephone network to complete the call. As the cellular telephone moves from one cell to another, the MTSO determines radio signal strength and transfers ("hands off") the call from one cell to the next. This hand-off is not noticeable to either party on the phone call.

    The FCC currently grants only two licenses to provide cellular telephone service in each market. However, competition for customers includes competing communications technologies such as conventional landline and mobile telephone, Specialized Mobile Radio ("SMR") systems and radio paging. Personal Communications Service ("PCS") has become available in many areas of the United States, including the majority of the Company's markets, and the Company expects PCS operators to continue deployment of PCS in portions of all of the Company's clusters through 2000. Additionally, technologies such as Enhanced Specialized Mobile Radio ("ESMR") are proving to be competitive with cellular service in certain of the Company's markets.

    The services available to cellular customers and the sources of revenue available to cellular system operators are similar to those provided by conventional landline telephone companies. Customers may be charged a separate fee for system access, airtime, long-distance calls and ancillary services. Cellular system operators often provide service to customers of other operators' cellular systems while the customers are temporarily located within the operators' service areas. Customers using service away from their home system are called "roamers." Roaming is available because technical standards require that analog cellular telephones be compatible in all market areas in the United States. Additionally, because the Company has deployed digital technologies in many of its service areas, its customers with digital or dual-mode (both analog and digital capabilities) wireless telephones can roam in other companies' service areas which have a compatible digital technology in place. Likewise, in its service areas with digital technologies in place, the Company can provide roaming service to other companies' customers who have compatible digital wireless telephones. This type of roaming is not limited to cellular customers and systems; PCS customers and systems have this roaming capability as well. In all cases, the system that provides the service to roamers will generate usage revenue. Many operators, including the Company, charge premium rates for this roaming service.

    There have been a number of technical developments in the cellular industry since its inception. Currently, while most companies' MTSOs process information digitally, on certain cellular systems the radio transmission is done on an analog basis. Several years ago, certain digital transmission techniques were approved for implementation by the cellular industry. Time Division Multiple Access ("TDMA") technology was selected as one industry standard by the cellular industry and has been deployed by many wireless operators, including the Company's operations in portions of several clusters. Another digital technology, Code Division Multiple Access ("CDMA"), is also being deployed by the Company in portions of several clusters. Digital radio technology offers several advantages, including greater privacy, less transmission noise, greater system capacity and potentially lower incremental costs to accomodate additional system usage. The conversion from analog to digital radio technology is continuing on an industry-wide basis; however, this process is expected to take a number of years. PCS operators have deployed TDMA, CDMA and a third digital technology, Global System for Mobile Communication ("GSM"), in the markets where they have begun operations.

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

    THE COMPANY'S OPERATIONS. From its inception in 1983 until 1993, the Company was principally in a start-up phase. Until 1993, the Company's activities were concentrated significantly on the acquisition of interests in cellular licensees and on the construction and initial operation of cellular systems. The development of a cellular system is capital-intensive and requires substantial investment prior to and subsequent to initial operation. The Company experienced operating losses and net losses from its inception until 1993. In the years since 1993, the Company has generated operations-driven net income and significantly increased its operating cash flows. Management anticipates further growth in cellular units in service and revenues as the Company continues to expand through internal growth. Marketing and system operations expenses associated with this expansion may reduce the rate of growth in operating cash flows and operating income during the period of additional growth. In addition, the Company anticipates that the seasonality of revenue streams and operating expenses may cause the Company's operating income to vary from quarter to quarter.

    While the Company has produced operating income and net income since 1993, changes in any of several factors may reduce the Company's growth in operating income and net income over the next few years. These factors include:

    - the growth rate in the Company's customer base;

    - the usage and pricing of cellular services;

    - the churn rate;

    - the cost of providing cellular services, including the cost of attracting new customers;

    - continued competition from PCS and other technologies; and

    - continuing technological advances which may provide additional competitive alternatives to cellular service.

    The Company is building a substantial presence in selected geographic areas throughout the United States where it can efficiently integrate and manage cellular telephone systems. Its cellular interests include regional market clusters in the following areas:

Midwest Regional Market Cluster

    - Western Wisconsin/Northern Illinois

    - Eastern Wisconsin

    - Missouri/Illinois/Indiana

    - Eastern Iowa

    - Western Iowa

Mid-Atlantic Regional Market Cluster

    - Eastern North Carolina/South Carolina

    - Virginia/North Carolina

    - West Virginia/Maryland/Pennsylvania/Ohio

Northwest Regional Market Cluster

    - Washington/Oregon/Idaho

    - Oregon/California

Maine/New Hampshire/Vermont Market Cluster

Florida/Georgia Market Cluster

Texas/Oklahoma/Missouri/Kansas Regional Market Cluster

    - Oklahoma/Missouri/Kansas

    - Texas/Oklahoma

Eastern Tennessee/Western North Carolina Market Cluster

Southern Texas Market Cluster

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

    COMPLETED ACQUISITIONS. During 1999, the Company purchased a majority interest in one market and several minority interests in markets in which the Company currently owns a majority interest, representing approximately 245,000 population equivalents, for $31.5 million in cash.

    COMPLETED DIVESTITURES. During 1999, the Company sold a majority interest in one market and minority interests in three markets, representing approximately 612,000 population equivalents, for cash and receivables totaling $59.7 million.

    PENDING ACQUISITIONS AND DIVESTITURE. As of December 31, 1999, the Company had agreements pending to acquire a majority interest in one market and a minority interest in another market in which it currently owns a majority interest, representing an aggregate of 160,000 population equivalents, in exchange for $24.0 million in cash and the issuance of approximately 28,000 USM Common Shares. Also at December 31, 1999, the Company had an agreement pending to divest a minority interest in one market, representing 114,000 population equivalents, for $22.5 million in cash. The Company expects all of the pending transactions to be completed in the first half of 2000.

    The Company maintains shelf registration of its Common Shares and Preferred Stock under the Securities Act of 1933 for issuance specifically in connection with acquisitions.

    The Company is a majority-owned subsidiary of TDS. TDS owns 80.7% of the combined total of the outstanding Common Shares and Series A Common Shares of the Company and controls 95.6% of the combined voting power of both classes of common stock.

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

    The Company owned interests in cellular telephone systems in 180 markets at December 31, 1999, representing 26,395,000 population equivalents. Including the interest to be purchased and the interest to be sold during 2000, the Company owned or had the right to acquire 180 markets, representing 26,362,000 population equivalents, at December 31, 1999. The following table summarizes the changes in the Company's population equivalents in recent years.

                                                                        DECEMBER 31,
                                                    ----------------------------------------------------
                                                      1999       1998       1997       1996       1995
                                                    --------   --------   --------   --------   --------
                                                         (THOUSANDS OF POPULATION EQUIVALENTS) (1)
Operational Markets:
  Majority-Owned and Managed......................   24,079     23,825     23,051     20,625     20,325
  Minority-Owned and Managed (2)..................      306        358        405        405        516
Majority-Owned Markets to be Managed, Net of
  Markets to be Divested:(2)(3)...................       --         --         --        221        274
                                                     ------     ------     ------     ------     ------
Total Markets Managed and to be Managed...........   24,385     24,183     23,456     21,251     21,115
Minority Interests in Markets Managed by Others...    1,977      2,166      2,163      4,614      4,115
                                                     ------     ------     ------     ------     ------
  Total...........................................   26,362     26,349     25,619     25,865     25,230
                                                     ======     ======     ======     ======     ======

------------

(1) Based on 1999 Claritas estimates for all years.

(2) Includes markets where the Company has the right to acquire an interest but does not currently own an interest.

(3) Includes markets which are operational but which are currently managed by third parties.

    The following section details the Company's cellular interests, including those it owned or had the right to acquire as of December 31, 1999. The table presented therein lists clusters of markets that the Company manages. The Company's market clusters show the areas in which the Company is currently focusing its development efforts. These clusters have been devised with a long-term goal of allowing delivery of cellular service to areas of economic interest and along corridors of economic activity. The number of population equivalents represented by the Company's cellular interests may have no direct relationship to the number of potential cellular customers or the revenues that may be realized from the operation of the related cellular systems.

                        THE COMPANY'S CELLULAR INTERESTS

    The table below sets forth certain information with respect to the interests in cellular markets which the Company owned or had the right to acquire pursuant to definitive agreements as of December 31, 1999.

                                                                                                TOTAL
                                                                   PERCENTAGE                  CURRENT
                                                                     CHANGE                      AND
                                                     CURRENT      PURSUANT TO                ACQUIRABLE
                                          1999      PERCENTAGE     DEFINITIVE                POPULATION
           CLUSTER/MARKET              POPULATION    INTEREST    AGREEMENTS (1)    TOTAL     EQUIVALENTS
           --------------              ----------   ----------   --------------   --------   -----------
MARKETS MANAGED BY THE COMPANY:

MIDWEST REGIONAL MARKET CLUSTER:
WESTERN WISCONSIN/NORTHERN ILLINOIS:
  Madison, WI........................     428,000      92.50%                       92.50%      396,000
  Appleton, WI.......................     346,000     100.00                       100.00       346,000
  Jo Daviess (IL 1)..................     318,000     100.00                       100.00       318,000
  Rockford, IL.......................     308,000     100.00                       100.00       308,000
  Wood (WI 7)........................     291,000     100.00                       100.00       291,000
  Vernon (WI 8)......................     238,000     100.00                       100.00       238,000
  Green Bay, WI......................     217,000     100.00                       100.00       217,000
  Janesville-Beloit, WI..............     151,000      95.44                        95.44       144,000
  Door (WI 10).......................     129,000     100.00                       100.00       129,000
  La Crosse, WI......................     103,000      95.11                        95.11        98,000
  Trempealeau (WI 6) (2).............      84,000     100.00                       100.00        84,000
  Pierce (WI 5) (2)..................      14,000     100.00                       100.00        14,000
                                       ----------                                            ----------
                                        2,627,000                                             2,583,000
                                       ----------                                            ----------
EASTERN WISCONSIN:
  Milwaukee, WI......................   1,458,000     100.00                       100.00     1,458,000
  Columbia (WI 9)....................     390,000     100.00                       100.00       390,000
  Racine, WI.........................     187,000      91.88                        91.88       171,000
  Kenosha, WI........................     145,000      99.32                        99.32       144,000
  Sheboygan, WI......................     111,000      94.62                        94.62       105,000
                                       ----------                                            ----------
                                        2,291,000                                             2,268,000
                                       ----------                                            ----------
MISSOURI/ILLINOIS/INDIANA:
  Peoria, IL.........................     345,000     100.00                       100.00       345,000
  Adams (IL 4) * (2).................     212,000     100.00                       100.00       212,000
  Mercer (IL 3)......................     202,000     100.00                       100.00       202,000
  Miami (IN 4) *.....................     181,000      85.71                        85.71       155,000
  Moniteau (MO 11)...................     152,000     100.00                       100.00       152,000
  Columbia, MO *.....................     131,000     100.00                       100.00       131,000
  Stone (MO 15)......................     121,000     100.00                       100.00       121,000
  Laclede (MO 16)....................     103,000     100.00                       100.00       103,000
  Washington (MO 13).................      97,000     100.00                       100.00        97,000
  Callaway (MO 6) *..................      86,000     100.00                       100.00        86,000
  Shannon (MO 17)....................      57,000     100.00                       100.00        57,000
  Schuyler (MO 3)....................      56,000     100.00                       100.00        56,000
  Linn (MO 5) (2)....................      54,000     100.00                       100.00        54,000
  Warren (IN 5) *....................     125,000      33.33                        33.33        42,000
  Alton, IL *........................      21,000     100.00                       100.00        21,000
                                       ----------                                            ----------
                                        1,943,000                                             1,834,000
                                       ----------                                            ----------
EASTERN IOWA:
  Davenport, IA-IL...................     358,000      97.37                        97.37       349,000
  Cedar Rapids, IA...................     184,000      96.43                        96.43       177,000
  Iowa (IA 6)........................     157,000     100.00                       100.00       157,000

                                                                                                TOTAL
                                                                   PERCENTAGE                  CURRENT
                                                                     CHANGE                      AND
                                                     CURRENT      PURSUANT TO                ACQUIRABLE
                                          1999      PERCENTAGE     DEFINITIVE                POPULATION
           CLUSTER/MARKET              POPULATION    INTEREST    AGREEMENTS (1)    TOTAL     EQUIVALENTS
           --------------              ----------   ----------   --------------   --------   -----------
  Muscatine (IA 4)...................     153,000     100.00%                      100.00%      153,000
  Waterloo-Cedar Falls, IA...........     144,000      93.03                        93.03       134,000
  Hardin (IA 11).....................     113,000     100.00                       100.00       113,000
  Jackson (IA 5).....................     108,000     100.00                       100.00       108,000
  Kossuth (IA 14)....................     106,000     100.00                       100.00       106,000
  Iowa City, IA......................     103,000     100.00                       100.00       103,000
  Dubuque, IA........................      88,000      95.51                        95.51        84,000
  Mitchell (IA 13)...................      66,000     100.00                       100.00        66,000
  Monroe (IA 3)......................      90,000      49.00                        49.00        44,000
  Winneshiek (IA 12).................     115,000      24.50                        24.50        28,000
                                       ----------                                            ----------
                                        1,785,000                                             1,622,000
                                       ----------                                            ----------
WESTERN IOWA:
  Des Moines, IA.....................     441,000     100.00                       100.00       441,000
  Humboldt (IA 10)...................     181,000     100.00                       100.00       181,000
  Lyon (IA 16).......................     103,000     100.00                       100.00       103,000
  Mills (IA 1).......................      63,000     100.00                       100.00        63,000
  Audubon (IA 7).....................      55,000     100.00                       100.00        55,000
  Union (IA 2).......................      50,000     100.00                       100.00        50,000
  Ida (IA 9) *.......................      63,000      16.67                        16.67        10,000
                                       ----------                                            ----------
                                          956,000                                               903,000
                                       ----------                                            ----------
  TOTAL MIDWEST REGIONAL MARKET
     CLUSTER.........................   9,602,000                                             9,210,000
                                       ==========                                            ==========

MID-ATLANTIC REGIONAL MARKET CLUSTER:
EASTERN NORTH CAROLINA/SOUTH
 CAROLINA:
  Harnett (NC 10)....................     306,000     100.00                       100.00       306,000
  Rockingham (NC 7)..................     297,000     100.00                       100.00       297,000
  Northampton (NC 8).................     293,000     100.00                       100.00       293,000
  Greenville (NC 14).................     252,000     100.00                       100.00       252,000
  Greene (NC 13).....................     249,000     100.00                       100.00       249,000
  Hoke (NC 11).......................     231,000     100.00                       100.00       231,000
  Wilmington, NC.....................     223,000      96.79                        96.79       216,000
  Chesterfield (SC 4)................     216,000     100.00                       100.00       216,000
  Chatham (NC 6).....................     169,000      81.20          18.80%       100.00       169,000
  Jacksonville, NC...................     143,000      97.53                        97.53       139,000
  Sampson (NC 12)....................     137,000     100.00                       100.00       137,000
  Camden (NC 9)......................     121,000     100.00                       100.00       121,000
                                       ----------                                            ----------
                                        2,637,000                                             2,626,000
                                       ----------                                            ----------
VIRGINIA/NORTH CAROLINA:
  Roanoke, VA........................     232,000     100.00                       100.00       232,000
  Giles (VA 3).......................     202,000     100.00                       100.00       202,000
  Bedford (VA 4).....................     179,000     100.00                       100.00       179,000
  Ashe (NC 3)........................     165,000     100.00                       100.00       165,000
  Lynchburg, VA......................     159,000     100.00                       100.00       159,000
  Charlottesville, VA................     151,000      95.37                        95.37       144,000
  Buckingham (VA 7)..................      91,000     100.00                       100.00        91,000
  Tazewell (VA 2) (2)................      82,000     100.00                       100.00        82,000

                                                                                                TOTAL
                                                                   PERCENTAGE                  CURRENT
                                                                     CHANGE                      AND
                                                     CURRENT      PURSUANT TO                ACQUIRABLE
                                          1999      PERCENTAGE     DEFINITIVE                POPULATION
           CLUSTER/MARKET              POPULATION    INTEREST    AGREEMENTS (1)    TOTAL     EQUIVALENTS
           --------------              ----------   ----------   --------------   --------   -----------
  Bath (VA 5)........................      61,000     100.00%                      100.00%       61,000
                                       ----------                                            ----------
                                        1,322,000                                             1,315,000
                                       ----------                                            ----------
WEST VIRGINIA/MARYLAND/
  PENNSYLVANIA/OHIO:
  Monongalia (WV 3) *................     266,000     100.00                       100.00       266,000
  Raleigh (WV 7) *...................     252,000     100.00                       100.00       252,000
  Grant (WV 4) *.....................     178,000     100.00                       100.00       178,000
  Tucker (WV 5) *....................     131,000     100.00                       100.00       131,000
  Hagerstown, MD *...................     128,000     100.00                       100.00       128,000
  Ross (OH 9) *......................     251,000      49.00                        49.00       123,000
  Cumberland, MD *...................      98,000     100.00                       100.00        98,000
  Bedford (PA 10) * (2)..............      50,000     100.00                       100.00        50,000
  Garrett (MD 1) *...................      29,000     100.00                       100.00        29,000
                                       ----------                                            ----------
                                        1,383,000                                             1,255,000
                                       ----------                                            ----------
  TOTAL MID-ATLANTIC REGIONAL MARKET
     CLUSTER.........................   5,342,000                                             5,196,000
                                       ==========                                            ==========

NORTHWEST REGIONAL MARKET CLUSTER:
WASHINGTON/OREGON/IDAHO:
  Clark (ID 6).......................     298,000     100.00                       100.00       298,000
  Yakima, WA *.......................     216,000      87.81                        87.81       189,000
  Pacific (WA 6) *...................     187,000     100.00                       100.00       187,000
  Richland-Kennewick-Pasco, WA *.....     185,000     100.00                       100.00       185,000
  Butte (ID 5) (3)...................     168,000     100.00                       100.00       168,000
  Okanogan (WA 4)....................     118,000     100.00                       100.00       118,000
  Umatilla (OR 3) *..................     151,000      76.39                        76.39       115,000
  Kittitas (WA 5) * (2)..............      73,000      98.24                        98.24        72,000
  Hood River (OR 2) *................      75,000      65.29                        65.29        49,000
  Skamania (WA 7) *..................      29,000      65.29                        65.29        19,000
                                       ----------                                            ----------
                                        1,500,000                                             1,400,000
                                       ----------                                            ----------
OREGON/CALIFORNIA:
  Coos (OR 5)........................     261,000     100.00                       100.00       261,000
  Del Norte (CA 1)...................     210,000     100.00                       100.00       210,000
  Crook (OR 6) *.....................     203,000     100.00                       100.00       203,000
  Medford, OR *......................     175,000     100.00                       100.00       175,000
  Mendocino (CA 9)...................     140,000     100.00                       100.00       140,000
  Modoc (CA 2).......................      64,000     100.00                       100.00        64,000
                                       ----------                                            ----------
                                        1,053,000                                             1,053,000
                                       ----------                                            ----------
  TOTAL NORTHWEST REGIONAL MARKET
     CLUSTER.........................   2,553,000                                             2,453,000
                                       ==========                                            ==========

  MAINE/NEW HAMPSHIRE/VERMONT MARKET
     CLUSTER:
  Manchester-Nashua, NH..............     366,000      93.07                        93.07       341,000
  Coos (NH 1) *......................     223,000     100.00                       100.00       223,000
  Kennebec (ME 3)....................     222,000     100.00                       100.00       222,000
  Carroll (NH 2).....................     221,000     100.00                       100.00       221,000
  Somerset (ME 2)....................     146,000     100.00                       100.00       146,000
  Bangor, ME.........................     142,000      91.88                        91.88       130,000
  Addison (VT 2) * (2)...............     107,000     100.00                       100.00       107,000
  Washington (ME 4) *................      86,000     100.00                       100.00        86,000

                                                                                                TOTAL
                                                                   PERCENTAGE                  CURRENT
                                                                     CHANGE                      AND
                                                     CURRENT      PURSUANT TO                ACQUIRABLE
                                          1999      PERCENTAGE     DEFINITIVE                POPULATION
           CLUSTER/MARKET              POPULATION    INTEREST    AGREEMENTS (1)    TOTAL     EQUIVALENTS
           --------------              ----------   ----------   --------------   --------   -----------
  Lewiston-Auburn, ME................     101,000      83.63%                       83.63%       84,000
  Oxford (ME 1)......................      83,000     100.00                       100.00        83,000
                                       ----------                                            ----------
  TOTAL MAINE/NEW HAMPSHIRE/VERMONT
     MARKET CLUSTER..................   1,697,000                                             1,643,000
                                       ==========                                            ==========

FLORIDA/GEORGIA MARKET CLUSTER:
  Fort Pierce, FL *..................     302,000     100.00                       100.00       302,000
  Tallahassee, FL....................     294,000     100.00                       100.00       294,000
  Worth (GA 14)......................     257,000     100.00                       100.00       257,000
  Gainesville, FL....................     232,000     100.00                       100.00       232,000
  Toombs (GA 11).....................     157,000     100.00                       100.00       157,000
  Walton (FL 10).....................     126,000     100.00                       100.00       126,000
  Putnam (FL 5) (2)..................      72,000     100.00                       100.00        72,000
  Dixie (FL 6).......................      60,000     100.00                       100.00        60,000
  Jefferson (FL 8) (2)...............      52,000     100.00                       100.00        52,000
  Calhoun (FL 9).....................      45,000     100.00                       100.00        45,000
                                       ----------                                            ----------
  TOTAL FLORIDA/GEORGIA MARKET
     CLUSTER.........................   1,597,000                                             1,597,000
                                       ==========                                            ==========

TEXAS/OKLAHOMA/MISSOURI/KANSAS
  REGIONAL MARKET CLUSTER:
OKLAHOMA/MISSOURI/KANSAS:
  Tulsa, OK *........................     822,000      55.06                        55.06       452,000
  Joplin, MO *.......................     150,000     100.00                       100.00       150,000
  Seminole (OK 6)....................     222,000      55.06                        55.06       122,000
  Elk (KS 15) *......................     154,000      75.00                        75.00       115,000
  Nowata (OK 4) * (2)................     103,000      55.06                        55.06        57,000
                                       ----------                                            ----------
                                        1,451,000                                               896,000
                                       ----------                                            ----------
  TEXAS/OKLAHOMA:
  Garvin (OK 9)......................     204,000     100.00                       100.00       204,000
  Wichita Falls, TX *................     137,000      78.46                        78.46       107,000
  Lawton, OK *.......................     113,000      78.46                        78.46        89,000
  Haskell (OK 10)....................      83,000     100.00                       100.00        83,000
  Jackson (OK 8) *...................      95,000      78.46                        78.46        74,000
  Hardeman (TX 5) * (2)..............      37,000      78.46                        78.46        29,000
  Briscoe (TX 4) * (2)...............      12,000      78.46                        78.46        10,000
  Beckham (OK 7) * (2)...............      10,000      78.46                        78.46         8,000
                                       ----------                                            ----------
                                          691,000                                               604,000
                                       ----------                                            ----------
  TOTAL TEXAS/OKLAHOMA/MISSOURI/
     KANSAS REGIONAL MARKET CLUSTER..   2,142,000                                             1,500,000
                                       ==========                                            ==========

EASTERN TENNESSEE/WESTERN NORTH
  CAROLINA MARKET CLUSTER:
  Knoxville, TN *....................     558,000      96.03                        96.03       536,000
  Asheville, NC *....................     215,000     100.00                       100.00       215,000
  Henderson (NC 4) * (2).............     199,000     100.00                       100.00       199,000
  Bledsoe (TN 7) * (2)...............     156,000      96.03                        96.03       150,000
  Hamblen (TN 4) * (2)...............     140,000     100.00                       100.00       140,000
  Macon (TN 3) *.....................     353,000      16.67                        16.67        59,000

                                                                                                TOTAL
                                                                   PERCENTAGE                  CURRENT
                                                                     CHANGE                      AND
                                                     CURRENT      PURSUANT TO                ACQUIRABLE
                                          1999      PERCENTAGE     DEFINITIVE                POPULATION
           CLUSTER/MARKET              POPULATION    INTEREST    AGREEMENTS (1)    TOTAL     EQUIVALENTS
           --------------              ----------   ----------   --------------   --------   -----------
  Yancey (NC 2) * (2)................      32,000     100.00%                      100.00%       32,000
                                       ----------                                            ----------

TOTAL EASTERN TENNESSEE/WESTERN NORTH
  CAROLINA MARKET CLUSTER............   1,653,000                                             1,331,000
                                       ==========                                            ==========
SOUTHERN TEXAS MARKET CLUSTER:
  Corpus Christi, TX.................     390,000     100.00                       100.00       390,000
  Atascosa (TX 19) (3)...............     266,000     100.00                       100.00       266,000
  Edwards (TX 18)....................     228,000     100.00                       100.00       228,000
  Laredo, TX.........................     193,000     100.00                       100.00       193,000
  Wilson (TX 20).....................     151,000     100.00                       100.00       151,000
  Victoria, TX.......................      83,000     100.00                       100.00        83,000
                                       ----------                                            ----------
  TOTAL SOUTHERN TEXAS MARKET
     CLUSTER.........................   1,311,000                                             1,311,000
                                       ==========                                            ==========
OTHER OPERATIONS:
  Hawaii (HI 3)......................     144,000     100.00                       100.00       144,000
                                       ----------                                            ----------
    Total Managed Markets............  26,041,000                                            24,385,000
                                       ==========                                            ==========
MARKETS MANAGED BY OTHERS:
  Los Angeles/Oxnard, CA *...........  15,955,000       5.50                         5.50       877,000
  Jefferson (NY 1) *.................     251,000      60.00                        60.00       151,000
  Oklahoma City, OK *................   1,015,000      14.60                        14.60       148,000
  Franklin (NY 2) *..................     223,000                     57.14%        57.14       128,000
  Others (Fewer than 100,000
    population equivalents each).....                                                           673,000
                                                                                             ----------
    Total Population Equivalents of
      Markets Managed by Others......                                                         1,977,000
                                                                                             ----------
    Total Population Equivalents.....                                                        26,362,000
                                                                                             ==========

------------

*   Designates wireline market.

(1) Interests under these agreements are expected to be acquired at the time specified therein, following the satisfaction of customary closing conditions.

(2) These markets have been partitioned into more than one licensed area. The 1999 population, percentage ownership and number of population equivalents shown are for the licensed areas within the markets in which the Company owns an interest.

(3) These markets include territory and population equivalents of fill-in areas which were annexed from adjacent MSAs or RSAs.

SYSTEM DESIGN AND CONSTRUCTION

    The Company designs and constructs its systems in a manner it believes will permit it to provide high-quality service to analog and certain types of digital telephones, based on market and engineering studies which relate to specific markets. Engineering studies are performed by Company personnel or independent engineering firms. The Company's switching equipment is digital, which reduces noise and crosstalk and is capable of interconnecting in a manner which reduces costs of operation. While digital microwave interconnections are typically made between the MTSO and cell sites, both analog and digital radio transmissions are made between cell sites and the cellular telephones themselves. Network reliability is given careful consideration and extensive redundancy is employed in virtually all aspects of the Company's network design. Route diversity, ring topology and extensive use of emergency standby power are also utilized to enhance network reliability and minimize service disruption from any particular network failure.

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

    The Company has continued to expand its Wide Area Network ("WAN") to accomodate various business functions, including:

    - automatic call delivery

    - intersystem handoff

    - credit validation

    - fraud prevention

    - network management and

    - interconnectivity of all of the Company's MTSOs and cell sites.

    In addition, the WAN accomodates virtually all internal data communications between various Company office locations and a significant number of the Company's retail locations to process customer activations. The WAN is deployed in the Company's five regional customer service centers ("Communications Centers") for all customer service functions using the Company's new billing and information system.

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

    The costs (exclusive of license costs) of the systems in which the Company owns an interest have historically been financed through capital contributions or intercompany loans from the

Company to the entities owning the systems, and through certain vendor financing. In recent years, these funding requirements have been met with cash generated from operations, proceeds from debt offerings and proceeds from the sales of cellular interests.

MARKETING

    The Company's marketing plan is centered around rapid penetration of its market clusters, increasing customer awareness of cellular service and reducing churn. The Company achieves these results through the building of brand awareness and the implementation of loyalty programs which give customer service priority to the Company's most valuable customers. The marketing plan stresses the value of the Company's service offerings and incorporates combinations of rate plans and cellular telephone equipment which are designed to meet the needs of defined customer segments and their usage patterns. The Company supports a multi-faceted distribution program, including direct sales, agents and retail service centers in the vast majority of its markets, and the Internet for those customers who wish to contact the Company through that medium.

    Company-owned and managed locations are designed to market cellular service to the consumer segment in a familiar setting. In late 1999, the Company expanded its e-commerce site to make additional accessories available online. The Company anticipates that as customers become more comfortable with e-commerce, the Internet will become more of a robust marketing channel for both sales of rate plans as well as accessories.

    The Company manages each cluster of markets with a local staff, including sales, engineering and in some cases installation personnel. The Company operates five regional Communications Centers whose personnel are responsible for customer service and certain other functions. Direct sales consultants market cellular service to business customers throughout each cluster. Retail sales associates work out of the Company's nearly 500 Company-owned retail stores and kiosks and market cellular service primarily to the consumer and small business segment. The Company maintains an ongoing training program to improve the effectiveness of sales consultants and retail associates by focusing their efforts on obtaining customers and maximizing the sale of high-use packages. These packages enable customers to buy substantial amounts of minutes for fixed monthly rates.

    The Company continues to expand its relationships with agents, dealers and non-Company retailers to obtain customers, and at year-end 1999 had contracts with more than 2,000 of these businesses. Agents and dealers are independent business people who obtain customers for the Company on a commission basis. The Company's agents are generally in the business of selling cellular telephones, cellular service packages and other related products. The Company's dealers include car stereo companies, major appliance dealers, office supply dealers and mass merchants including national companies such as Best Buy and Circuit City.

    The Company created a new class of agent during 1999, the Value Added Distributor agent channel. This channel's initial focus was on the sale of the Company's prepaid service product, TalkTracker-Registered Trademark-, to selected market segments, and complements the Company's own distribution channels. Additionally, in support of its overall Internet initiatives, the Company has actively recruited agents who provide services exclusively through the Internet. Such agents include Sundial, Telstreet, StartSmart and Buyphone.com.

    The Company uses a variety of direct mail, billboard, radio, television and newspaper advertising to stimulate interest by prospective customers in purchasing the Company's cellular service and to establish familiarity with the Company's name. In 1999, the Company began operating under a unified brand name and logo, U.S. Cellular(SM), across all its markets. All markets were converted to the new brand name in the second quarter of 1999. The new logo is simpler and bolder than the old logo. The Company retained its tag line "The way people talk around here(SM)," which is still used to promote the U.S. Cellular brand.

    The Company continues to advertise its digital service offerings through both television and radio advertising, which contributed to a significant increase in the number of customers using the Company's digital services during 1999. Advertising is directed at gaining customers, improving customers' awareness of the U.S. Cellular brand, increasing existing customers' usage of the

Company's services and increasing the public awareness and understanding of the cellular services offered by the Company. The Company attempts to select the advertising and promotion media that are most appealing to the targeted groups of potential customers in each local market. The Company utilizes local advertising media and public relations activities and establishes community relations programs to enhance public awareness of the Company. These programs are aimed at supporting the communities in which the Company serves. The programs range from loaning phones to public service operations in emergencies to assisting victims of domestic abuse through the Company's Stop Abuse From Existing(SM) programs.

    The following table summarizes, by operating cluster, the total population, the Company's customer units and penetration for the Company's majority-owned and managed markets that were operational as of December 31, 1999.

                   OPERATING CLUSTERS                      POPULATION   CUSTOMERS   PENETRATION
                   ------------------                      ----------   ---------   -----------
Midwest Regional Market Cluster..........................   9,209,000   1,140,000      12.38%
Mid-Atlantic Regional Market Cluster.....................   5,091,000     415,000       8.15
Northwest Regional Market Cluster........................   2,553,000     254,000       9.95
Maine/New Hampshire/Vermont Market Cluster...............   1,697,000     165,000       9.72
Florida/Georgia Market Cluster...........................   1,597,000     151,000       9.46
Texas/Oklahoma/Missouri/Kansas Regional Market Cluster...   2,142,000     226,000      10.55
Eastern Tennessee/Western North Carolina Market
  Cluster................................................   1,300,000     152,000      11.69
Southern Texas Market Cluster............................   1,311,000      77,000       5.87
Other Operations.........................................     144,000      22,000      15.28
                                                           ----------   ---------      -----
                                                           25,044,000   2,602,000      10.39%
                                                           ==========   =========      =====

CUSTOMERS AND SYSTEM USAGE

    Cellular customers come from a wide range of demographic segments. Business users typically include a large proportion of individuals who work outside of their offices such as people in the construction, real estate, wholesale and retail distribution businesses and professionals. Increasingly, the Company is providing cellular service to consumers and to customers who use their cellular telephones for mixed business and personal use as well as for security purposes. A major portion of the Company's recent customer growth is from these lower revenue segments. Although some of the Company's customers still use in-vehicle cellular telephones, the vast majority of new customers are selecting portable cellular telephones. These units are more compact and fully featured as well as more attractively priced, and they appeal to newer segments of the customer population.

    The Company's cellular systems are used most extensively during normal business hours between 7:00 AM and 6:00 PM. On average, the local retail customers in the Company's consolidated markets used their cellular systems approximately 115 minutes per unit each month and generated retail revenue of approximately $33 per month during 1999, compared to 105 minutes and $33 per month in 1998. Revenue generated by roamers using the Company's systems ("inbound roaming"), together with local retail, toll and other revenues, brought the Company's total average monthly service revenue per customer unit in consolidated markets to $48 during 1999. Average monthly service revenue per customer unit decreased approximately 1% during 1999. This decrease was not as significant as in recent years, due to the proliferation of certain national pricing plans used by other wireless companies which significantly increased inbound roaming minutes of use on the Company's systems during 1999. This effect was offset by decreases in average revenue per minute of use from both local retail customers and inbound roamers. Competitive pressures and the Company's increasing use of pricing and other incentive programs to stimulate overall usage resulted in a decrease in average local retail revenue per minute of use in 1999. Inbound roaming revenue per minute also decreased during the year, partially due to the ongoing trend toward reduced per minute prices for roaming negotiated between the Company and other cellular operators and also due to the additional minutes generated by customers with national pricing plans, which are at lower than average rates. The Company anticipates that average monthly service revenue per customer unit will continue to decline in the future. However, this effect is more than offset by the Company's increasing number of customers; therefore, the Company expects total revenues to continue to grow for the next few years.

    The Company's main sources of revenue are from its own customers and from inbound roaming customers. The Company's roaming service allows a customer to place or receive a call in a cellular service area away from the customer's home service area. The Company has entered into "roaming agreements" with operators of other cellular systems covering virtually all systems in the United States, Canada and Mexico. The Company also has roaming agreements with several PCS operators. Roaming agreements offer customers the opportunity to roam in these systems. These reciprocal agreements automatically pre-register the customers of the Company's systems in the other carriers' systems. Also, a customer of a participating system roaming (i.e., traveling) in a Company market where this arrangement is in effect is able to make and receive calls on the Company's system. The charge for this service is typically at premium rates and is billed by the Company to the customer's home system, which then bills the customer. The Company has entered into agreements with other cellular carriers to transfer roaming usage at agreed-upon rates. In some instances, based on competitive factors, the Company may charge a lower amount to its customers than the amount actually charged to the Company by another cellular carrier for roaming.

    The following table summarizes certain information about customers and market penetration in the Company's managed operations.

                                                     YEAR ENDED OR AT DECEMBER 31,
                                                   ---------------------------------
                                         1999        1998        1997        1996        1995
                                       ---------   ---------   ---------   ---------   --------
Majority-owned and managed markets:
  Cellular markets in operation
    (1)..............................        139         138         134         131       137
  Total population of markets in
    service (000s)...................     25,044      24,683      24,034      21,712    22,309
  Customer Units:
    at beginning of period (2).......  2,183,000   1,710,000   1,073,000     710,000   421,000
    additions during period (2)......  1,015,000     915,000     941,000     561,000   426,000
    disconnects during period (2)....    596,000     442,000     304,000     198,000   137,000
    at end of period (2).............  2,602,000   2,183,000   1,710,000   1,073,000   710,000
Market penetration at end of period
  (3)................................      10.39%       8.84%       7.11%       4.94%     3.18%

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

(3) Computed by dividing the number of customer units at the end of the period by the total population of markets in service as estimated by Donnelley Marketing Service (1995-1996) or Claritas (1997-1999) for the respective years.

PRODUCTS AND SERVICES

    CELLULAR TELEPHONES AND INSTALLATION. There are a number of different types of cellular telephones, all of which are currently compatible with analog cellular systems nationwide. The Company offers a full range of cellular telephones for use by its customers. Features offered in some of the cellular telephones include hands-free calling, repeat dialing, voice mail and others. In the systems where the Company offers digital service, additional features such as caller ID and short messaging services are available on those cellular telephones.

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

    CELLULAR SERVICES. The Company's customers are able to choose from a variety of packaged pricing plans which are designed to fit different calling patterns. The ability to help a customer find the right technology and the right pricing plan is central to the Company's brand positioning. During 1999, the Company focused its efforts on new products with the continued promotion of its digital service offering, called Digital PCS, and its prepaid offering, TalkTracker-Registered Trademark-. Both offerings continued their success during the year, as many higher revenue customers purchased the Company's digital offering and new market segments such as individuals with credit difficulties were able to purchase cellular service through the Company's prepaid offering.

    The Company's customer bills typically show separate charges for custom-calling features, airtime in excess of the packaged amount, and toll calls. Custom-calling features provided by the Company include wide-area call delivery, call forwarding, call waiting, three-way calling and no-answer transfer. The Company also offers a voice message service in many of its markets. This service, which functions like a sophisticated answering machine, allows customers to receive messages from callers when they are not available to take calls. Additional services, such as short messaging services, are available in the Company's markets where digital service is offered.

REGULATION

    REGULATORY ENVIRONMENT. The operations of the Company are subject to FCC and state regulation. The cellular telephone licenses the Company holds are granted by the FCC for the use of radio frequencies and are an important component of the overall value of the Company's assets. The construction, operation and transfer of cellular systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934. In 1996, Congress enacted the Telecommunications Act of 1996, which amended the Communications Act. The Telecommunications Act mandates significant changes in existing telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the nation and to streamline regulation of the telecommunications industry to remove regulatory burdens, as competition develops and makes regulation unnecessary. The FCC has promulgated regulations governing construction and operation of cellular systems, licensing (including renewal of licenses) and technical standards for the provision of cellular telephone service under the Communications Act, and is implementing the legislative objectives of the Telecommunications Act, as discussed below.

    LICENSING. For cellular telephone licensing purposes, the FCC has divided the United States into separate geographic markets (MSAs and RSAs). In each market, the allocated cellular frequencies are divided into two equal blocks. During the application process, the FCC reserved one block of frequencies for non-wireline applicants and another block for wireline applicants. Subject to FCC approval, a cellular system may be sold to either a wireline or non-wireline entity, but no entity which controls a cellular system may own a significant interest in another cellular system in the same MSA or RSA.

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

    Beginning in 1996, the FCC has also imposed a requirement that all licensees register and obtain FCC registration numbers for all of their antenna towers which require prior FAA clearance. All new towers must be registered at the time of construction and existing towers were required to be registered by May 1998 on a staggered state-by-state basis. The Company believes that it is in compliance with the FCC's tower registration requirements.

    Beginning in October 1997, cellular systems, which previously were "categorically excluded" from having to evaluate their facilities to ensure their compliance with federal radio frequency radiation requirements, were made subject to those requirements. As a result, cellular towers of less than 10 meters in height, building-mounted antennae and cellular telephones must comply with radio frequency radiation guidelines. After October 1997, all new cellular facilities must be in compliance when they are brought into service. As of September 1, 2000, all existing facilities must be brought into compliance. The Company believes that the majority of its existing facilities already comply with the requirements and will seek to ensure that the remainder are brought into compliance as required.

    Initial cellular telephone licenses were granted tor ten-year periods. The FCC has established standards for conducting comparative renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications. The FCC has: (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a renewal expectancy will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and
(iii) provided procedures for preventing possible abuses in the comparative renewal process. The FCC has concluded that it will award a renewal expectancy if the licensee has (i) provided "substantial" performance, which is defined as "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal," and (ii) complied with FCC rules, policies and the Communications Act. If a renewal expectancy is awarded to an existing licensee, its license is renewed and competing applications are not considered. All of the Company's licenses which it applied to have renewed between 1995 and 1999 were renewed.

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

    The FCC has also provided that five years after the initial licenses are granted, unserved areas within markets previously granted to licensees may be applied for by both wireline and non-wireline entities and by third parties. Accordingly, the Company and others have filed many unserved area applications and these applications have generally been routinely granted. The Company's strategy with respect to system construction in its markets has been and will be to build cells covering areas within such markets that the Company considers economically feasible to serve or might conceivably wish to serve and to do so within the five-year period following issuance of the license. In cases where applications for unserved areas are filed which are mutually exclusive and would result in overlapping service areas, the FCC decides between the competing applicants by an auction process.

    Pursuant to 1993 amendments to the Communications Act, cellular service is classified as a Commercial Mobile Radio Service, in that it is service offered to the public, for a fee, which is interconnected to the public switched telephone network. The FCC has determined that it will forbear from requiring such carriers to comply with a number of statutory provisions otherwise applicable to common carriers, such as the filing of tariffs.

    RECENT EVENTS. There are certain regulatory proceedings currently pending before the FCC which are of particular importance to the cellular industry. In one proceeding, the FCC has imposed new "enhanced 911" regulations on cellular carriers. Enhanced 911 capabilities will enable cellular systems to determine the precise location of persons making emergency calls. The new rules will require cellular carriers to work with local public safety officials to process 911 calls, including those made from mobile telephones not registered with the cellular system. Since April 1998, cellular carriers have had to be able to identify the cell from which the call has been made. The rules will require cellular systems to improve their ability to locate wireless 911 callers during 2001 and 2002.

    The FCC has adopted a limited expansion of the obligation of cellular carriers to serve the roaming subscribers of broadband PCS providers, among others, even though the subscribers involved have no pre-existing service relationships with such cellular carriers. Under these policies, broadband PCS providers may offer their subscribers handsets which are capable of operating over broadband PCS and cellular networks so that when their subscribers are out of range of broadband PCS networks, they will be able to obtain access to cellular networks. The FCC expects that implementation of these roaming capabilities will promote competition between broadband PCS and cellular service providers.

    The FCC has adopted requirements which will make it possible for subscribers to retain, subject to certain geographic and other limitations, their existing telephone numbers when they switch from one service provider to another. This numbering portability will include switching between Local Exchange Carriers ("LECs") and other wireline providers, between wireless service providers and between LEC/wireline and wireless providers. LECs in the 100 largest MSAs had implementation deadlines by the end of 1998 at those switches which received specific requests for numbering portability. The FCC has extended the compliance date for cellular, broadband PCS and certain other wireless providers until November 2002.

    In another proceeding, the FCC in 1996 adopted rules regarding the method by which cellular carriers and LECs shall compensate each other for interconnecting cellular and local exchange facilities. The FCC rules provided for symmetrical and reciprocal compensation between LECs and cellular carriers, and also prescribed interim interconnection proxy rates, which are much lower than the rates that were formerly paid by cellular carriers to LECs. Symmetrical and reciprocal compensation means they must pay each other at the same rate. Interconnection rate issues will be decided by the states. Cellular carriers are now paying and in the future can be expected to pay lower rates to LECs than they previously paid. This result is expected to be favorable to the wireless industry and somewhat unfavorable to LECs.

    The FCC is also proceeding to implement other parts of the Telecommunications Act. The Telecommunications Act provides that implementing its legislative objectives will be the task of the FCC, the state public utilities commissions and a Federal-state Joint Board. Much of this implementation is proceeding in numerous, concurrent proceedings with aggressive deadlines. The Company cannot predict the full extent, nature of and interrelationships among state and federal implementation and other responses to Telecommunications Act.

    The primary purpose and effect of the new law is to open all telecommunications markets to competition. The Telecommunications Act makes most direct or indirect state and local barriers to competition unlawful. It directs the FCC to preempt all inconsistent state and local laws and regulations, after notice and comment proceedings. It also enables electric and other utilities to engage in telecommunications service through qualifying subsidiaries.

    Only narrow powers over competitive entry are left to state and local authorities. Each state retains the power to impose competitively neutral requirements that are consistent with the Telecommunications Act's universal service provisions and necessary for universal services, public safety and welfare, continued service quality and consumer rights. While a state may not impose requirements that effectively function as barriers to entry, it retains limited authority to regulate certain competitive practices in rural telephone company service areas.

    The Telecommunications Act establishes principles and a process for implementing a modified "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The Telecommunications Act also requires universal service to schools, libraries and rural health facilities at discounted rates. Cellular carriers must provide such discounted rates to such organizations in accordance with federal regulations. The FCC has implemented the mandate of the Telecommunications Act to create a new universal service support mechanism "to ensure that all Americans have access to telecommunications services." The Telecommunications Act requires all interstate telecommunications providers, including wireless service providers, to "make an equitable and non-discriminatory contribution," to support the cost of providing universal service, unless their contribution would be DE MINIMIS. At present, the provision of landline telephone service in high-cost areas is subsidized by access charges and other payments by interexchange carriers to LECs. The obligation to make payments to support universal service has been expanded to include other telecommunications service providers, including cellular carriers. Such payments, based on a percentage of the total "billed revenue" of carriers for a given previous half year, began in the first quarter of 1998. Carriers are free to pass such charges on to their customers. Cellular carriers are also eligible to receive universal service support payments in certain circumstances under the new systems if they provide specified services in "high-cost" areas. The Company has sought designation as an "eligible telecommunications carrier" qualified to receive universal service support in certain states, and has been designated as such a carrier in Washington State. It has also sought FCC clarification of the standards under which wireless eligible telecommunications carriers will be designated.

    Under a 1994 federal law, the Communications Assistance to Law Enforcement Act, all telecommunications carriers, including the Company and other wireless licensees, must implement by June 30, 2000, certain equipment changes necessary to assist law enforcement authorities in achieving an enhanced ability to conduct electronic surveillance of those suspected of criminal activity. In August 1999, the FCC added certain additional capabilities necessary to meet the requirements of such act, which are to become applicable by September 2001. Also, issues remain as to when carriers may obtain reimbursement from the federal government for upgrades related to such requirements. The Company will work diligently to comply with all applicable requirements of the Communications Assistance to Law Enforcement Act in cooperation with industry groups and standard setting bodies.

    The FCC has recently taken action in proceedings: (1) to ensure that the customers of wireless providers, among other carriers, will receive complete, accurate, and understandable bills; (2) to establish safeguards to protect against unauthorized access to customer information, though these rules have been overturned, at least temporarily, by court order; (3) to increase to 55 megahertz ("MHz") in rural areas its 45 MHz "cap" on the amount of spectrum which entities under common ownership and control may hold in a single wireless market and to relax its related cellular cross ownership restrictions; and
(4) to require improved access to telecommunications facilities by persons with disabilities.

    The FCC also has pending proceedings: (1) to implement a wireless billing option under which wireline customers who call wireless customers could be charged for wireless "airtime" as opposed to the wireless customer receiving the call, as is the case at present ("calling party pays"); (2) to implement requirements for wireless providers to set interstate interexchange rates in each state at levels no higher than the rates charged to subscribers in any other state; and (3) to set national policy for the allocation by state public utilities commissions of telephone numbers to wireline and wireless carriers.

    The Company will monitor such proceedings and comply with new federal requirements as they become applicable.

    The FCC has also allocated a total of 140 MHz to broadband PCS (a portion of radio spectrum from 1850 MHz to 1990 MHz), 20 MHz to unlicensed operations and 120 MHz to licensed operations, consisting of two 30 MHz blocks in each of the 51 Major Trading Areas ("MTAs") and one 30 MHz block and three 10 MHz blocks in each of 493 Basic Trading Areas ("BTAs"). Cellular operators and those entities under common ownership with them are permitted to participate in the ownership of PCS licenses, except for those PCS licenses reserved for small businesses, and licenses for PCS service areas in which the cellular operator owns a 20% or greater interest in a cellular licensee, the service area of which covers 10% or more of the population of the PCS service area. In the latter case, the cellular licensee is limited to 20 MHz of PCS channels in urban areas. In rural areas, such a cellular operator may now own 30 MHz of PCS channels.

    PCS technology is similar in some respects to cellular technology. Where it has become commercially available, this technology is capable of offering increased capacity for wireless two-way and one-way voice, data and multimedia communications services and has resulted in increased competition with the Company's operations in the markets where PCS systems have begun operations. The ability of these PCS licensees to complement or compete with existing cellular licensees will be affected by future FCC rule-makings. These and other future technological and regulatory developments in the wireless telecommunications industry and the enhancement of current technologies will likely create new products and services that are competitive with the services the Company currently offers. The Company could be adversely affected by such technological and regulatory developments.

    In January 2000, the FCC took an action which may have an impact on both cellular and PCS licensees. Pursuant to a congressional directive, the FCC adopted service rules for licensing the commercial use of 30 MHz of spectrum in the 746-764 MHz and 776-794 MHz spectrum bands. That spectrum is to be auctioned, beginning in June 2000. The licenses are divided into six regional service areas, with 20 and 10 MHz blocks, and are designed to allow for a wide range of wireless services. There will be no eligibility restrictions on participation in the auctions for this spectrum. Cellular and PCS carriers and other entities will be eligible to bid in the auction. Use of the spectrum by licensees selected in the auction may be affected by the presence of incumbent broadcast licensees on some of the auctioned frequencies through at least December 31, 2006.

    STATE AND LOCAL REGULATION. The Company is also subject to state and local regulation in some instances. In 1981, the FCC preempted the states from exercising jurisdiction in the areas of licensing, technical standards and market structure. In 1993, Congress preempted states from regulating the entry of cellular systems into service and the rates charged by cellular systems to customers. The siting and construction of cellular facilities, including transmitter towers, antennas and equipment shelters are still subject to state or local zoning and land use regulations. However, in 1996, Congress amended the Communications Act to provide that states could not discriminate against wireless carriers in tower zoning proceedings and had to decide on zoning requests with reasonable speed. In addition, states may still regulate other terms and conditions of cellular service.

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

COMPETITION

    The Company's principal competitor for cellular telephone service in each market is the licensee of the second cellular system in that market. Since each competitor operates its cellular system on a 25 MHz frequency block licensed by the FCC using comparable technology and facilities, competition for customers between the two systems in each market is principally on the basis of quality of service, price, size of area covered, services offered and responsiveness of customer service. The competing entities in many of the markets in which the Company has an interest have financial resources which are substantially greater than those of the Company and its partners in such markets.

    The FCC's rules require all operational cellular systems to provide, on a nondiscriminatory basis, cellular service to resellers which purchase blocks of mobile telephone numbers from an operational system and then resell them to the public.

    In addition to competition from the other cellular licensee in each market, there is also competition from PCS providers and SMR/ESMR system providers, both of which are able to connect with the landline telephone network. PCS providers have initiated service in many markets across the United States, including many markets where the Company has operations. PCS providers offer digital, wireless communications services to their customers. The Company expects PCS operators to continue deployment of PCS in portions of all of the Company's clusters throughout 2000. ESMR, an enhanced SMR system, has cells and frequency reuse like other wireless services, thereby eliminating any technological limitation. In recent years, ESMR providers have initiated service in several of the Company's markets. Although less directly a substitute for cellular service, wireless data services and paging services may be adequate for those who do not need full two-way voice service. Similar technological advances or regulatory changes in the future may make available other alternatives to cellular service, thereby creating additional sources of competition.

    Continuing technological advances in the communications field make it difficult to predict the extent of additional future competition for cellular systems. For example, the FCC has allocated radio channels to mobile satellite systems in which transmissions from mobile units to satellites would augment or replace transmissions to cell sites, and several consortia to provide such service have been formed. Such systems are designed primarily to serve the communications needs of remote locations and mobile satellite systems could provide viable competition for cellular systems in such areas. It is also possible that the FCC may in the future assign additional frequencies to cellular telephone service to provide for more than two cellular telephone systems per market.

EMPLOYEES

    The Company had 4,800 employees as of December 31, 1999. None of the Company's employees is represented by a labor organization. The Company considers its relationship with its employees to be good.

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

    No matter was submitted to a vote of securities holders during the fourth quarter of 1999.

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

---------

*   Incorporated by reference from Exhibit 13.

    (2) Schedules

                                                                   LOCATION
                                                                   --------
Report of Independent Public Accountants on Financial Statement
Schedule.........................................................  page 29
II.  Valuation and Qualifying Accounts for Each of the Three
     Years in the Period Ended December 31, 1999.................  page 30

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

       EXHIBIT
       NUMBER           DESCRIPTION
       -------          -----------
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

10.11                   Summary of 1999 Bonus Program for Senior Corporate Staff of
                        the Company.

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

       EXHIBIT
       NUMBER           DESCRIPTION
       -------          -----------
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

10.26                   United States Cellular Corporation 1999 Employee Stock
                        Purchase Plan is hereby incorporated by reference to Exhibit
                        99.1 to the Company's Registration Statement on Form S-8
                        (Registration No. 333-76455).

10.27                   Retention Agreement for Kenneth R. Meyers dated
                        September 13, 1999 is included as Exhibit 10.27 to this Form
                        10-K filing.

(b) Reports on Form 8-K filed during the quarter ended December 31, 1999.

    No reports on Form 8-K were filed during the quarter ended December 31, 1999.

--------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Shareholders and Board of Directors of United States Cellular
Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in United States Cellular Corporation and Subsidiaries Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated
January 26, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedules listed in Item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 26, 2000

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

             COLUMN A                 COLUMN B     COLUMN C-1      COLUMN C-2      COLUMN D     COLUMN E
                                     BALANCE AT    CHARGED TO                                  BALANCE AT
                                    BEGINNING OF    COSTS AND      CHARGED TO                    END OF
           DESCRIPTION                 PERIOD       EXPENSES     OTHER ACCOUNTS   DEDUCTIONS     PERIOD
----------------------------------  ------------   -----------   --------------   ----------   ----------
(DOLLARS IN THOUSANDS)
FOR THE YEAR ENDED DECEMBER 31,
  1999
Deducted from deferred state tax
  asset:
  For unrealized net operating
    losses                           $ (13,448)     $   2,778       $ (1,026)      $     --    $ (11,696)
Deducted from accounts receivable:
  For doubtful accounts                 (6,054)       (25,343)            --         21,368      (10,029)
FOR THE YEAR ENDED DECEMBER 31,
  1998
Deducted from deferred state tax
  asset:
  For unrealized net operating
    losses                             (10,233)          (705)        (2,510)            --      (13,448)
Deducted from accounts receivable:
  For doubtful accounts                 (5,259)       (20,197)            --         19,402       (6,054)
FOR THE YEAR ENDED DECEMBER 31,
  1997
Deducted from deferred federal tax
  asset:
  For unrealized net operating
    losses                              (2,147)            --          2,147             --           --
Deducted from deferred state tax
  asset:
  For unrealized net operating
    losses                             (11,003)           877           (107)            --      (10,233)
Deducted from accounts receivable:
  For doubtful accounts              $  (4,199)     $ (25,578)      $     --       $ 24,518    $  (5,259)
---------------------------------------------------------------------------------------------------------

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

                                                         By:              /S/ JOHN T. QUILLE
                                                              ------------------------------------------
                                                                            John T. Quille
                                                                    VICE PRESIDENT AND CONTROLLER
                                                                    (PRINCIPAL ACCOUNTING OFFICER)

Dated March 29, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                              TITLE                  DATE
                   ---------                              -----                  ----
                    /S/ H. DONALD NELSON                 DIRECTOR           March 29, 2000
-----------------------------------------------
                H. Donald Nelson

                    /S/ KENNETH R. MEYERS                DIRECTOR           March 29, 2000
-----------------------------------------------
               Kenneth R. Meyers

                   /S/ LEROY T. CARLSON,                 DIRECTOR           March 29, 2000
                      JR.
-----------------------------------------------
             LeRoy T. Carlson, Jr.

                     /S/ LEROY T. CARLSON                DIRECTOR           March 29, 2000
-----------------------------------------------
                LeRoy T. Carlson

                  /S/ WALTER C.D. CARLSON                DIRECTOR           March 29, 2000
-----------------------------------------------
              Walter C. D. Carlson

                     /S/ SANDRA L. HELTON                DIRECTOR           March 29, 2000
-----------------------------------------------
                Sandra L. Helton

                    /S/ PAUL-HENRI DENUIT                DIRECTOR           March 29, 2000
-----------------------------------------------
               Paul-Henri Denuit

                    /S/ J. SAMUEL CROWLEY                DIRECTOR           March 29, 2000
-----------------------------------------------
               J. Samuel Crowley

--------------------------------------------------------------------------------
                               INDEX TO EXHIBITS
--------------------------------------------------------------------------------

       EXHIBIT
         NO.                                 DESCRIPTION OF DOCUMENT
---------------------      ------------------------------------------------------------
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

       4.4                 Form of Certificate for Liquid Yield Option Note (included in Exhibit 4.4).

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
                           No. 33-16975).

       EXHIBIT
         NO.                                 DESCRIPTION OF DOCUMENT
---------------------      ------------------------------------------------------------
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

      10.11                Summary of 1999 Bonus Program for the Senior Corporate Staff
                           of the Company.

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

       EXHIBIT
         NO.                                 DESCRIPTION OF DOCUMENT
---------------------      ------------------------------------------------------------
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

      10.26                United States Cellular Corporation 1999 Employee Stock
                           Purchase Plan is hereby incorporated by reference to Exhibit
                           99.1 to the Company's Registration Statement on Form S-8
                           (Registration No. 333-76455).

      10.27                Retention Agreement for Kenneth R. Meyers dated September
                           13, 1999 is included as Exhibit 10.27 to this Form 10-K
                           filing.

      11                   Statement regarding computation of per share earnings
                           (included in Note 3 to Consolidated Financial Statements
                           which are included in Exhibit 13).

      12                   Statement regarding computation of ratios.

      13                   Incorporated portions of 1999 Annual Report to Security
                           Holders.

      21                   Subsidiaries of the Registrant.

      23.1                 Consent of independent public accountants.

      27                   Financial Data Schedules.

[LOGO]

8410 West Bryn Mawr
Suite 700
Chicago, Illinois 60631
(773) 399-8900