Form 10-Q
period 2000-03-31
UNITED STATES CELLULAR CORP
filed 2000-05-15
CIK 821130

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


 X      QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                     March 31, 2000
                               -------------------------------------------------
                                                        OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
                              -------------------------   ----------------------
                          Commission File Number 1-9712

--------------------------------------------------------------------------------
                        UNITED STATES CELLULAR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                  62-1147325
    ------------------------------          ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

             8410 West Bryn Mawr, Suite 700, Chicago, Illinois 60631
            ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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
                                   Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                            Outstanding at April 28, 2000
         ----------------------------              -----------------------------
         Common Shares, $1 par value                      53,584,331 Shares
   Series A Common Shares, $1 par value                   33,005,877 Shares
--------------------------------------------------------------------------------

                       UNITED STATES CELLULAR CORPORATION
                       ----------------------------------
                         1ST QUARTER REPORT ON FORM 10-Q
                         -------------------------------

                                      INDEX
                                      -----



                                                                        Page No.
                                                                        --------
Part I.           Financial Information

                  Management's Discussion and Analysis of
                     Results of Operations and Financial Condition          2-11

                  Consolidated Statements of Operations -
                     Three Months Ended March 31, 2000 and 1999               12

                  Consolidated Statements of Cash Flows -
                     Three Months Ended March 31, 2000 and 1999               13

                  Consolidated Balance Sheets -
                     March 31, 2000 and December 31, 1999                  14-15

                  Notes to Consolidated Financial Statements               16-19


Part II.          Other Information                                           20


Signatures                                                                    21

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
                             AND FINANCIAL CONDITION
                             -----------------------

RESULTS OF OPERATIONS
---------------------

Three Months Ended 3/31/00 Compared to Three Months Ended 3/31/99
-----------------------------------------------------------------

United States Cellular Corporation (the "Company" - AMEX symbol: USM) owns, operates and invests in cellular markets throughout the United States. USM is an 81.3%-owned subsidiary of Telephone and Data Systems, Inc. ("TDS").

USM owned either majority or minority cellular interests in 179 markets at March 31, 2000, representing 26,281,000 population equivalents ("pops"). USM included the operations of 139 majority-owned and managed cellular markets, representing
24.0 million pops, in consolidated operations ("consolidated markets") as of March 31, 2000. Minority interests in 34 markets, representing 2.2 million pops, were accounted for using the equity method and were included in investment income at that date. All other interests were accounted for using the cost method. Following is a table of summarized operating data for USM's consolidated operations.

                                              Three Months Ended or At March 31,
                                              ----------------------------------
                                                       2000                1999
                                                      -------            -------
      Total market population (in thousands) (1)       25,044             24,683
      Customers                                     2,707,000          2,270,000
      Market penetration                               10.81%              9.20%
      Markets in operation                                139                138
      Total employees                                   4,750              4,850
      Cell sites in service                             2,331              2,106
      Average monthly revenue per customer            $ 43.48            $ 47.18
      Churn rate per month                               2.0%               2.1%
      Marketing cost per gross customer addition      $   338            $   319

[FN]

(1) Calculated using Claritas population estimates for 2000 and 1999, respectively.

The growth in the Company's operating income in the first three months of 2000, which includes 100% of the revenues and expenses of its consolidated markets plus its corporate office operations, primarily reflects improvements in the Company's overall operations compared to the first three months of 1999. The improvements resulted from growth in the Company's customer base and revenues coupled with continuing economies of scale. Operating revenues, driven primarily by a 19% increase in customers served, rose $34.1 million, or 10%, in 2000. Cash operating expenses rose $11.0 million, or 5%, in 2000. Operating cash flow (operating income plus depreciation and amortization expense) increased $23.1 million, or 22%, in 2000. Depreciation and amortization expense increased $14.1 million, or 27%, in 2000. Operating income increased $9.0 million, or 17%, in 2000.

Investment and other income increased $23.0 million to $29.0 million in 2000, due primarily to an increase of $17.9 million in gains on sales of cellular and other investments in 2000.

Net income totaled $47.1 million in 2000, an increase of $19.3 million, or 69%, from 1999. Diluted earnings per share totaled $0.52 in 2000, an increase of $.20, or 63%, from 1999. Net income in 2000 was significantly affected by gains on the sales of cellular and other investments. A summary of the after-tax effects of gains on net income and diluted earnings per share in each period is shown below.

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                           2000           1999
                                                         ------          ------
                                                       (Dollars in thousands,
                                                      except per share amounts)
Net income before after-tax effects of gains           $   35,857     $   27,826
Add: After-tax effects of gains                            11,282           --
                                                       ----------     ----------
Net income as reported                                 $   47,139     $   27,826
                                                       ==========     ==========
Earnings per share before after-tax effects
   of gains                                            $    0.40      $     0.32
Add: After-tax effects of gains                             0.12             --
                                                       ----------     ----------
Diluted earnings per share                             $    0.52      $     0.32
                                                       =========      ==========

Operating Revenues
------------------

Operating revenues totaled $360.1 million in 2000, up $34.1 million, or 10%, over 1999. Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to the Company's local retail customers who use the local systems operated by the Company ("local retail");
(ii) charges to customers of other systems who use the Company's cellular systems when roaming ("inbound roaming"); and (iii) charges for long-distance calls made on the Company's systems. Service revenues totaled $346.0 million in 2000, up $30.8 million, or 10%, over 1999. The increase was primarily due to the growing number of local retail customers using the Company's systems. Monthly service revenue per customer declined 8% to $43.48 in 2000 from $47.18 in 1999.

Local retail revenue increased $34.0 million, or 16%, in 2000. Growth in the Company's customer base was the primary reason for the increase in local retail revenue. The number of customers increased 19% to 2,707,000 at March 31, 2000 from 2,270,000 at March 31, 1999. Management anticipates that overall growth in the Company's customer base will continue to slow down in the future, primarily as a result of an increase in the number of competitors in its markets.

Average monthly local retail revenue per customer declined 3% to $31.11 in 2000 from $31.96 in 1999. Monthly local retail minutes of use per customer was 128 in 2000 and 101 in 1999. The increase in monthly local retail minutes of use was driven by the Company's focus on designing incentive programs and rate plans to stimulate overall usage. Average revenue per minute of use decreased as a result of competitive pressures and these pricing and incentive programs. Management anticipates that the Company's average local retail revenue per minute of use will continue to decline in the future, reflecting the continued effect of the previously mentioned factors.

Inbound roaming revenue increased $2.3 million, or 3%, in 2000. The growth in inbound roaming revenue in 2000 was affected by an increase in roaming minutes used on the Company's systems and a decrease in revenue per minute due to the downward trend in negotiated rates. Both the increase in minutes of use and the decrease in revenue per minute of use were significantly affected by certain pricing programs offered by other wireless companies.

Wireless customers who sign up for these programs are given price incentives to roam, and many of those customers travel in the Company's markets, thus driving an increase in the Company's inbound roaming minutes of use. Management anticipates that the growth rate in inbound roaming minutes of use will be slower throughout 2000 due to these pricing programs being present in both periods of comparison. Additionally, as new wireless operators begin service in the Company's markets, the Company's roaming partners could switch their business to these new operators, further slowing growth in inbound roaming minutes of use. Management also anticipates that average inbound roaming revenue per minute of use will continue to decline in the future, reflecting the continued effect of the previously mentioned factors. Monthly inbound roaming revenue per Company customer averaged $9.21 in 2000 and $10.62 in 1999. The decrease in monthly inbound roaming revenue per Company customer was attributable to a smaller increase in inbound roaming revenue than in the Company's customer base.

Long-distance revenue decreased $6.1 million, or 20%, in 2000. While the volume of long-distance calls billed by the Company increased, primarily from inbound roamers using the Company's systems to make long-distance calls, long-distance revenue declined due to price reductions primarily related to long-distance charges on roaming minutes of use. These reductions, similar to the price reductions on roaming airtime charges, are a continuation of the industry trend toward reduced per minute prices. The price reductions also reduced the growth in the outbound roaming expense component of system operations expense by approximately the same amount, resulting in no material effect on the Company's operating cash flow or operating income. Monthly long-distance revenue per customer averaged $3.00 in 2000 and $4.49 in 1999.

Equipment sales revenues increased $3.3 million, or 31%, in 2000. The increase in equipment sales revenues reflected the 16% increase in the number of gross customer activations, to 266,000 in 2000 from 229,000 in 1999, plus an increase in the number of higher priced dual- mode units and the volume of accessories sold. Most of the gross customer activations were produced by the Company's direct and retail distribution channels, which usually generate sales of cellular telephone units. The increase in sales of dual-mode units was related to the growth in the number of the Company's systems providing digital coverage, which enables the Company to offer its customers more features, better clarity and increased roaming capabilities. The increase in the volume of accessories sold reflected an increased emphasis on the sale of accessories at retail prices in the Company's retail locations.

Operating Expenses
------------------

Operating expenses totaled $298.9 million in 2000, up $25.1 million, or 9%, over 1999. System operations expenses decreased $11.5 million, or 20%, in 2000, primarily as a result of decreases in customer usage expense related to the lower cost per minute of use associated with the change in roaming pricing discussed previously. Costs associated with serving the Company's increased number of customers and the growing number of cell sites within the Company's systems increased in 2000.

Customer usage expense represents charges from other telecommunications service providers for the Company's customers' use of their facilities as well as for the Company's inbound roaming traffic on these facilities. Also included are costs related to local interconnection to the landline network, long-distance charges and expenses incurred by the Company when its customers use systems other than their local systems ("outbound roaming"). These expenses are offset somewhat by amounts the Company bills to its customers for outbound roaming.

Customer usage expense decreased $14.0 million, or 34%, in 2000. The decrease in 2000 was primarily due to the $16.1 million decrease in net outbound roaming expenses. Net outbound roaming expense decreased due to a reduction in cost per minute of use related to the lower roaming prices in the industry discussed previously. This decrease was partially offset by the effect of increases in monthly local minutes of use and inbound roaming minutes of use on the Company's systems. Customer usage expense represented 8% of service revenues in 2000 and 13% in 1999.

Maintenance, utility and cell site expense increased $2.5 million, or 15%, in 2000. The increase primarily reflected an increase in the number of cell sites in the Company's systems, to 2,331 in 2000 from 2,106 in 1999.

In total, system operations expenses are expected to continue to decrease through the first half of 2000, reflecting the continued effects of the changes in roaming pricing discussed previously. As the effects of these changes become present in both periods of comparison, system operations expenses are expected to increase as the number of customers using and the number of cell sites within the Company's systems grows.

Marketing and selling expenses increased $11.2 million, or 19%, in 2000. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent expenses; corporate marketing department salaries and expenses; local advertising; and public relations expenses. The increase in 2000 was primarily due to the 16% rise in the number of gross customer activations. Marketing cost per gross customer activation, which includes marketing and selling expenses and equipment subsidies, increased 6% to $338 in 2000 from $319 in 1999. The increase in cost per gross customer activation was primarily driven by increased commissions, which resulted from an increase in the percentage of gross activations produced by agents, and an increase in equipment subsidies. The increased equipment subsidies were primarily driven by the sale of more dual-mode units, which on average generate greater equipment subsidies than the sale of analog units.

Cost of equipment sold increased $9.2 million, or 36%, in 2000. The increase reflected the growth in unit sales related to the 16% increase in gross customer activations as well as the impact of selling more higher cost dual-mode units in 2000.

General and administrative expenses increased $2.2 million, or 3%, in 2000. These expenses include the costs of operating the Company's local business offices and its corporate expenses other than the corporate engineering and marketing departments. The increase includes the effects of increases in expenses required to serve the growing customer base in the Company's markets and other expenses incurred related to the growth in the Company's business. The Company incurred additional costs in 2000 by providing dual-mode phone units to customers who migrated from analog to digital rate plans. This increase was partially offset by decreases in consulting expenses and nonincome taxes. Employee-related expenses increased $4.2 million, or 12%, in 2000, primarily due to increases in the number of customer service and administrative employees. Monthly general and administrative expenses per customer decreased 14% to $10.27 in 2000 from $11.90 in 1999. General and administrative expenses represented 24% of service revenues in 2000 and 25% in 1999.

Operating cash flow increased $23.1 million, or 22%, to $127.2 million in 2000. The improvement was primarily due to substantial growth in customers and service revenues and the effects of continued operational efficiencies on cash operating expenses. Operating cash flow margins (as a percent of service revenues) were 36.8% in 2000 and 33.0% in 1999.

Depreciation expense increased $9.6 million, or 23%, in 2000. The increase reflects rising average fixed asset balances, which increased 12% in 2000, and a reduction in the useful lives of certain assets beginning in 2000. Increased fixed asset balances in 2000 resulted from the addition of new cell sites built to improve coverage and capacity in the Company's markets and from upgrades to provide digital service in more of the Company's service areas.

Amortization of intangibles increased $4.5 million, or 44%, in 2000. Beginning October 1, 1999, the Company's began amortizing capitalized development costs related to its new billing and information system. Annual amortization of these billing-related costs is expected to be approximately $17 million.

Operating Income
----------------

Operating income totaled $61.2 million in 2000, a 17% increase over 1999. The operating income margin was 17.7% in 2000 and 16.5% in 1999. The improvements in operating income and operating income margin in 2000 reflected increased revenues resulting from growth in the number of customers served by the Company's systems and the effect of continued operational efficiencies on total operating expenses.

The Company expects service revenues to continue to grow during the remainder of 2000; however, management anticipates that average monthly revenue per customer will decrease as local retail and inbound roaming revenue per minute of use decline and as the Company further penetrates the consumer market. Additionally, the Company expects expenses to increase during the remainder of 2000 as it incurs costs associated with both customer growth and fixed assets added.

Management continues to believe there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Additionally, competitors licensed to provide personal communications services ("PCS") have initiated service in certain of the Company's markets over the past four years. The Company expects PCS operators to continue deployment of PCS in portions of all of the Company's clusters throughout 2000 and 2001. The Company has increased its advertising, particularly brand advertising, since 1997 to promote its brand and distinguish the Company's service from other wireless communications providers. The Company's management continues to monitor other wireless communications providers' strategies to determine how additional competition is affecting the Company's results. While the effects of additional wireless competition have slowed customer growth in certain of the Company's markets, the overall effect on the Company's total customer growth to date has not been material. However, management anticipates that customer growth will be lower in the future, primarily as a result of the increase in the number of competitors in its markets.

Investment and Other Income
---------------------------

Investment and other income totaled $29.0 million in 2000 and $5.9 million in 1999. Gain on sale of cellular and other investments totaled $17.9 million in the first three months of 2000; there were no such gains in the first three months of 1999. The gain in 2000 was from the sale of the Company's minority interest in one market.

Investment income was $8.7 million in 2000 compared to $6.6 million in 1999, a 32% increase. Investment income primarily represents the Company's share of net income from the markets managed by others that are accounted for by the equity method. The aggregate income from the markets in which the Company had interests in both 1999 and 2000 increased in 2000.

Interest and Income Taxes
-------------------------

Interest expense totaled $9.4 million in 2000 compared to $9.2 million in 1999. Interest expense in 2000 was primarily related to Liquid Yield Option Notes ("LYONs") ($4.5 million) and the Company's 7.25% Notes (the "Notes") ($4.6 million). Interest expense in 1999 was primarily related to LYONs ($4.3 million) and the Notes ($4.6 million).

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

The Company also maintains a revolving credit facility with a series of banks ("Revolving Credit Facility"). The Revolving Credit Facility is a seven-year facility which was established in 1997. Borrowings under this facility accrue interest at the London InterBank Offered Rate ("LIBOR") plus 26.5 basis points (for a rate of 6.4% at March 31, 2000). Interest and principal are due the last day of the borrowing period, as selected by the borrower, of either seven days or one, two, three or six months; any borrowings made under the facility are short-term in nature and automatically renew until they are repaid. The Company pays facility and administrative fees totaling $710,000 per year in addition to interest on any borrowings; these fees are recorded as interest expense. Any borrowings outstanding in August 2004, the termination date of the Revolving Credit Facility, are due and payable at that time along with any accrued interest. No borrowings were made during 1999 or 2000.

Income tax expense was $33.6 million in 2000 and $21.0 million in 1999. In 2000, $6.6 million of income tax expense related to gains on sales of cellular and other investments. The overall effective tax rates were 42% in 2000 and 43% in 1999. The decrease in 2000's effective tax rate was primarily related to the nature of the gain on sale of cellular and other investments in 2000.

TDS and the Company are parties to a Tax Allocation Agreement, pursuant to which the Company is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial reporting purposes, the Company computes federal income taxes as if it were filing a separate return as its own affiliated group and was not included in the TDS group.

Net Income
----------

Net income totaled $47.1 million in 2000 and $27.8 million in 1999. Diluted earnings per share was $0.52 in 2000 and $0.32 in 1999. Net income and earnings per share in 2000 included significant after-tax gains on the sales of cellular and other investments, representing $11.3 million and $0.12 per share. Excluding the after-tax effect of these gains, net income would have been $35.9 million, or $0.40 per share, in 2000 and $27.8 million, or $.32 per share, in 1999.


FINANCIAL RESOURCES AND LIQUIDITY
---------------------------------

The Company operates a capital- and marketing-intensive business. In recent years, the Company has generated operating cash flow and received cash proceeds from divestitures to fund its construction costs and operating expenses. The Company anticipates further increases in cellular units in service, revenues, operating cash flow and fixed asset additions in the future.

Operating cash flow may fluctuate from quarter to quarter depending on the seasonality of each of these growth factors.

Cash flows from operating activities provided $121.1 million in 2000 and $98.4 million in 1999. Operating cash flow provided $127.2 million in 2000 and $104.0 million in 1999. Cash flows from other operating activities (investment and other income, interest expense, income taxes, changes in working capital and changes in other assets and liabilities) required $6.1 million in 2000 and $5.6 million in 1999. Income taxes and interest paid totaled $15.3 million in 2000 and $13.7 million in 1999.

Cash flows from investing activities required $32.5 million in 2000 and $85.0 million in 1999. Cash required for property, plant and equipment and system development expenditures totaled $59.8 million in 2000 and $84.7 million in 1999. In both periods, these expenditures were financed with internally generated cash. These expenditures primarily represent the construction of 31 and 41 cell sites in 2000 and 1999, respectively, plus other plant additions and costs related to the development of the Company's office systems. In both periods, other plant additions included significant amounts related to the replacement of retired assets and the changeout of analog radio equipment for digital radio equipment. Acquisitions required $8.1 million in 1999. The Company received net cash proceeds totaling $22.5 million in 2000 related to sales of cellular and other investments. Cash distributions from cellular entities in which the Company has an interest provided $5.5 million in 2000 and $5.8 million in 1999.

Cash flows from financing activities required $52.3 million in 1999 and provided $891,000 in 1998. In 2000, the Company repurchased a total of 817,300 of its Common Shares for a total of $56.7 million. Of this amount, $5.2 million was paid in April 2000 to settle repurchases that occurred at the end of March 2000. These stock repurchases were made under separate programs authorized by the Company's Board of Directors. In March 2000, the Board of Directors authorized the repurchase of up to 1.4 million USM Common Shares. A total of 652,300 common shares were repurchased under this program as of March 31, 2000. An additional 165,000 USM Common Shares were purchased pursuant to a previously authorized program to repurchase a limited amount of shares on a quarterly basis, primarily for use in employee benefit plans.

Anticipated capital requirements for 2000 primarily reflect the Company's construction and system expansion program. The Company's construction and system expansion budget for 2000 is approximately $330 million, to expand and enhance the Company's coverage in its service areas, including the addition of digital service capabilities to its systems, and to enhance the Company's office systems.

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

In the first three months of 2000 and 1999, there were no completed acquisitions or divestitures of majority interests.

In the first three months of 2000, the Company divested a minority interest in one market representing 114,000 pops for a total consideration of $22.5 million in cash.

In the first three months of 1999, the Company acquired minority interests in several markets representing 81,000 pops for a total of $8.5 million in cash.

As of March 31, 2000, the Company had agreements pending to acquire a majority interest in one market and minority interests in two other markets in which it currently owns majority interests, representing an aggregate of approximately 164,000 pops, in exchange of $24.8 million in cash and approximately 28,000 USM Common Shares.

The Company has an agreement pending to divest a majority interest in one market, representing approximately 144,000 pops, for $54.5 million in cash. The Company expects all of the pending transactions to be completed by the end of 2000.

Liquidity
---------

The Company anticipates that the aggregate resources required for the remainder of 2000 will include the following:
o  approximately $270 million for capital spending;
o  $25 million for acquisitions;
o an as yet undetermined amount that may be needed to repurchase USM Common Shares under the programs authorized by the Company's Board of Directors; and
o an as yet undetermined amount which may be needed to satisfy repurchases of LYONs by the Company or conversions of LYONs by current holders.

In May 2000, the Company's Board of Directors authorized the repurchase of an additional 1.4 million USM Common Shares. This program is in addition to the two programs under which the Company repurchased shares in the first quarter.

The Company's LYONs are convertible, at the option of their holders, at any time prior to maturity, redemption or purchase, into USM Common Shares at a conversion rate of 9.475 USM Common Shares per LYON. Upon conversion, the Company has the option to deliver to holders either USM Common Shares or cash equal to the market value of the USM Common Shares into which the LYONs are convertible.

Under the terms of the LYONs, on June 15, 2000, the Company will be required, at the option of each holder of LYONs, to purchase LYONs for a purchase price of $411.99 for each LYON (the "Put Value"). Each LYON has a face value of $1,000.00 at maturity. Pursuant to the preceding terms, on May 15, 2000, the Company commenced a tender offer to purchase the LYONs for cash in the amount of $411.99 for each LYON. Pursuant to the terms of the LYONs, the Company has elected not to become obligated to offer to purchase the LYONs at their accreted value as of June 15, 2005.

Based on current market prices for USM Common Shares, the conversion value of the LYONs is greater than the Put Value. Accordingly, the Company's management believes it is unlikely the holders of LYONs will exercise their put rights on June 15, 2000. However, there can be no assurance that the conversion value of the LYONs will exceed the Put Value on or shortly prior that date. If the conversion value declines so that it is near or below the Put Value, it is possible that some or all holders of LYONs may exercise their option to require the Company to purchase the LYONs.

In addition, the Company may, at any time or after June 15, 2000, redeem LYONs for cash at a price equal to the issue price plus accrued original issue discount through the date of redemption. However, holders of LYONs must be notified of such redemption between 30 and 60 days prior to the date of the redemption. During the period between the date of notice and the redemption date, as at any other time, any holder of LYONs may exercise his conversion rights.

The Board of Directors has authorized management to opportunistically repurchase LYONs in private transactions. U.S. Cellular may also purchase a limited amount of LYONs in open-market transactions from time to time. U.S. Cellular has not acquired any Lyons pursuant to this authorization or otherwise.

The Company is generating substantial cash from its operations and anticipates financing these expenditures primarily with internally generated cash, the $55 million it expects from the completion of a divestiture and short-term borrowings. The Company had $234 million of cash and cash equivalents at March 31, 2000. Additionally, the entire balance of $500 million under the Company's Revolving Credit Facility is unused and remains available to meet any short-term borrowing requirements.

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

Revenue Recognition
-------------------

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements ("SAB 101")." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial satements. On March 24, 2000, the SEC issued Staff Accounting Bulletin No. 101A "Amendment:
Revenue Recognition in Financial Statements". SAB 101A allows companies to defer the reporting of a change in accounting principle, as required by SAB 101, until the second quarter of the current fiscal year. Management is currently analyzing the impact of this bulletin.

Market Risk
-----------

The Company is subject to market rate risks due to fluctuations in interest rates and equity markets. All of the Company' existing debt is in the form of long-term fixed-rate notes with original maturities ranging from seven to 20 years. Accordingly, fluctuations in interest rates can lead to fluctuations in the fair value of such instruments. The Company has not entered into financial derivatives to reduce its exposure to interest rate risks. There have been no material changes to the Company's outstanding debt instruments since December 31, 1999.

The Company maintains a portfolio of available for sale marketable equity securities which resulted from acquisitions and the sale of non-strategic assets. The market value of these investments, principally Vodafone AirTouch plc American Depositary Receipts ("VOD ADRs"), amounted to $597.3 million at March 31, 2000. A hypothetical 10% decrease in the share prices of these investments would result in a $59.7 million decline in the market value of the investments.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY STATEMENT This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Quarterly Report on Form 10-Q contain statements that are not based on historical fact, including the words "believes", "anticipates", "intends", "expects" and similar words. These statements constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include:
o general economic and business conditions, both nationally and in the regions in which the Company operates;
o  technology changes;
o  competition;
o  changes in business strategy or development plans;
o  changes in governmental regulations;
o  availability of future financing; and
o changes in growth in cellular customers, penetration rates, churn rates and roaming rates.

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

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                    Unaudited
                                    ---------

                                                           Three Months Ended
                                                                March 31,
                                                           ---------------------
                                                            2000         1999
                                                           ------       ------
                                                        (Dollars in thousands,
                                                       except per share amounts)
OPERATING REVENUES
   Service                                               $ 345,960    $ 315,194
   Equipment sales                                          14,127       10,791
                                                         ---------    ----------
      Total Operating Revenues                             360,087      325,985
                                                         ---------    ----------
OPERATING EXPENSES
   System operations                                        47,184       58,691
   Marketing and selling                                    69,458       58,305
   Cost of equipment sold                                   34,597       25,441
   General and administrative                               81,687       79,519
   Depreciation                                             51,169       41,616
   Amortization of intangibles                              14,839       10,299
                                                         ---------    ----------
      Total Operating Expenses                             298,934      273,871
                                                         ---------    ----------
OPERATING INCOME                                            61,153       52,114
                                                         ---------    ----------
INVESTMENT AND OTHER INCOME
   Investment income                                         8,725        6,618
   Amortization of licenses related to investments            (347)        (307)
   Interest income                                           3,998        1,199
   Other (expense), net                                       (247)        (108)
   Minority share of income                                 (1,015)      (1,483)
   Gain on sale of cellular and other investments           17,851         --
                                                         ---------    ----------
      Total Investment and Other Income                     28,965        5,919
                                                         ---------    ----------

INCOME BEFORE INTEREST AND INCOME TAXES                     90,118       58,033
Interest expense                                             9,360        9,216
                                                         ---------     ---------

INCOME BEFORE INCOME TAXES                                  80,758       48,817
Income tax expense                                          33,619       20,991
                                                         ---------    ----------
NET INCOME                                               $  47,139    $  27,826
                                                         =========    ==========

WEIGHTED AVERAGE COMMON
   AND SERIES A COMMON SHARES (000s)                        87,599       87,390

BASIC EARNINGS PER COMMON AND
   SERIES A COMMON SHARE                                 $     .54    $     .32
                                                         =========    ==========
DILUTED EARNINGS PER COMMON AND
    SERIES A COMMON SHARE                                $     .52    $     .32
                                                         =========    ==========

[FN]

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

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                    Unaudited
                                    ---------

                                                            Three Months Ended
                                                                 March 31,
                                                            --------------------
                                                              2000        1999
                                                            -------     --------
                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $  47,139    $  27,826
   Add (Deduct) adjustments to reconcile net income
      to net cash provided by operating activities
        Depreciation and amortization                        66,008      51,915
        Deferred income tax provision                         7,636       5,518
        Investment income                                    (8,725)     (6,618)
        Minority share of income                              1,015       1,483
        Gain on sale of cellular and other investments      (17,851)        --
        Other noncash expense                                 7,978       5,035
        Change in accounts receivable                        22,916      10,715
        Change in accounts payable                          (19,929)    (10,393)
        Change in accrued interest                           (4,535)     (4,700)
        Change in accrued taxes                              20,104      14,752
        Change in customer deposits and deferred revenue      3,369         213
        Change in other assets and liabilities               (4,055)      2,684
                                                           ---------   ---------
                                                            121,070      98,430
                                                           ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment               (57,401)    (76,161)
   System development costs                                  (2,430)     (8,527)
   Investments in and advances (to)/from unconsolidated        (730)      1,633
     entities
   Distributions from unconsolidated entities                 5,527       5,775
   Proceeds from sale of cellular and other investments      22,500         --
   Acquisitions, excluding cash acquired                       --        (8,131)
   Other investing activities                                    73         372
                                                           --------     --------
                                                           (32,461)     (85,039)
                                                           --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repurchase of Common Shares                              (51,523)       --
   Common Shares issued                                         474       2,244
   Capital distributions to minority partners                (1,289)     (1,353)
                                                            --------     -------
                                                            (52,338)        891
                                                            --------     -------


NET INCREASE IN CASH AND CASH EQUIVALENTS                    36,271      14,282

CASH AND CASH EQUIVALENTS-
   Beginning of period                                      197,675      51,975
                                                            -------      -------

   End of period                                          $ 233,946    $ 66,257
                                                          =========    =========

[FN]

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
                                     ------

                                                      (Unaudited)
                                                        March 31,   December 31,
                                                          2000           1999
                                                      ----------     -----------
                                                         (Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents
   General funds                                       $      734     $   29,169
   Affiliated cash equivalents                            233,212        168,506
                                                       ----------     ----------
                                                          233,946        197,675
   Temporary investments                                      118            148
   Accounts Receivable
      Customers, net of allowance                         104,643        124,145
      Roaming                                              57,872         61,915
      Affiliates                                              515             15
      Other                                                11,306          9,584
   Inventory                                               29,793         29,999
   Note receivable                                         10,000         10,000
   Prepaid expenses                                         8,609         10,081
   Other current assets                                     5,693          5,221
                                                        ---------       --------
                                                          462,495        448,783
                                                        ---------       --------
INVESTMENTS
   Licenses, net of accumulated amortization            1,150,004      1,156,175
   Marketable equity securities                           597,266        540,711
   Investment in unconsolidated entities,
     net of accumulated amortization                      120,198        124,573
   Notes and interest receivable - long-term               10,793         10,736
   Marketable non-equity securities                           172            216
                                                        ---------      ---------
                                                        1,878,433      1,832,411
                                                        ---------      ---------
PROPERTY, PLANT AND EQUIPMENT
   In service and under construction                    1,627,691      1,579,278
   Less accumulated depreciation                          553,249        508,273
                                                        ---------      ---------
                                                        1,074,442      1,071,005
                                                        ---------      ---------
DEFERRED CHARGES
   System development costs,
      net of accumulated amortization                     131,575        135,462
   Other, net of accumulated amortization                  12,084         12,434
                                                         --------       --------
                                                          143,659        147,896
                                                         --------       --------
   Total Assets                                        $3,559,029     $3,500,095
                                                       ==========     ==========

[FN]

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
                      ------------------------------------

                                                        (Unaudited)
                                                         March 31,  December 31,
                                                            2000         1999
                                                         ---------     ---------
                                                        (Dollars in thousands)
CURRENT LIABILITIES
   Accounts payable
      Affiliates                                      $     1,820    $     3,127
      Other                                               123,475        143,967
   Customer deposits and deferred revenues                 40,251         36,882
   Accrued interest                                         2,529          7,064
   Accrued taxes                                           27,621          7,517
   Accrued compensation                                    14,473         16,555
   Other current liabilities                               13,193         11,867
                                                        ---------       --------
                                                          223,362        226,979
                                                        ---------       --------
LONG-TERM DEBT
   7.25% unsecured notes                                  250,000        250,000
   6% zero coupon convertible debentures                  297,145        296,322
                                                        ---------       --------
                                                          547,145        546,322
                                                        ---------       --------
DEFERRED LIABILITIES AND CREDITS
   Net deferred income tax liability                      432,459        401,983
   Other                                                    9,415          9,199
                                                         --------       --------
                                                          441,874        411,182
                                                         --------       --------
MINORITY INTEREST                                          40,697         40,971
                                                         --------       --------

COMMON SHAREHOLDERS' EQUITY
   Common Shares, par value $1 per share                   54,863         54,713
   Series A Common Shares, par value $1 per share          33,006         33,006
   Additional paid-in capital                           1,338,083      1,331,274
   Treasury Shares, at cost (817,726 shares)              (56,722)            --
   Accumulated other comprehensive income                 115,323         81,391
   Retained earnings                                      821,398        774,257
                                                        ---------      ---------
                                                        2,305,951      2,274,641
                                                        ---------      ---------
   Total Liabilities and Shareholders' Equity         $ 3,559,029    $ 3,500,095
                                                      ===========    ===========

[FN]
                     The accompanying notes to consolidated
                    financial statements are an integral part
                              of these statements.

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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2000 and December 31, 1999, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

2. The amounts used in computing Earnings per Common Share and the effect on income and the weighted average number of Common Series A Common Shares of dilutive potential common stock are as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                               2000        1999
                                                             --------    -------
                                                             (Dollars and Common
                                                            Shares in thousands)

Net Income used in Basic Earnings Per Share                   47,139      27,826

Interest expense eliminated as a result of the
  pro forma conversion of Convertible Debentures               2,571       2,400
                                                             -------     -------

Net Income used in Diluted Earnings per Share               $ 49,710    $ 30,226
                                                            ========    ========


Basic Weighted average number of Common
  Shares used in Earnings Per Share                           87,599      87,390
Effect of Dilutive Securities:
  Stock Options and Stock Appreciation Rights                    447         107
  Conversion of Convertible Debentures                         6,920       7,059
                                                             -------     -------
Diluted Weighted Average Number of Common
  Shares used in Earnings Per Share                           94,966      94,556
                                                             =======    ========

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3.    Supplemental Cash Flow Information

      The Company acquired certain cellular licenses and interests during the first three months of 1999. In conjunction with these acquisitions, the following assets were acquired, liabilities assumed and Common Shares issued.

                                                              Three Months Ended
                                                                    March 31,
                                                             -------------------
                                                                      1999
                                                                   ---------
                                                          (Dollars in thousands)
Cellular licenses                                                  $ 5,464
Minority interest                                                    2,667
                                                                    -------
Decrease in cash due to acquisitions                               $ 8,131
                                                                   ========



The following summarizes certain noncash transactions, and interest and income taxes paid.

                                                           Three Months Ended
                                                                March 31,
                                                      --------------------------
                                                           2000         1999
                                                      ------------   -----------
                                                         (Dollars in thousands)
Interest paid                                           $ 9,301          $ 9,332
Income taxes paid                                         3,693            4,376
Noncash interest expense                                  4,590            4,416


4.     Gain on Sale of Cellular and Other Investments

       Gain on sale of cellular and other investments in 2000 primarily reflects gains recorded on the sale of the Company's minority interest in one market.

5.     Other Comprehensive Income

       The Company's Comprehensive Income includes Net Income and Unrealized Gains from Marketable Equity Securities that are classified as "available-for-sale". The following table summarizes the Company's Comprehensive Income.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                          Three Months Ended
                                                               March 31,
                                                         -----------------------
                                                          2000          1999
                                                         ------       -------
                                                        (Dollars in thousands)
Accumulated Other Comprehensive Income

Balance, beginning of period                          $  81,391       $  69,465
Other Comprehensive Income -
    Unrealized gains on securities                       56,555         102,665
    Income Tax effect                                   (22,623)        (41,068)
                                                      ----------      ----------
Net unrealized gains included in
    Comprehensive Income                                 33,932          61,597
                                                      ---------       ----------
Balance, end of period                                $ 115,323       $ 131,062
                                                      =========       ==========


Comprehensive Income

Net Income                                            $  47,139       $  27,826
Net unrealized gains on securities                       33,932          61,597
                                                      ---------       ----------
                                                      $  81,071       $  89,423
                                                      =========       ==========


6.     Marketable Equity Securities

       Marketable equity securities include the Company's investments in equity securities, primarily AirTouch Communications, Inc. ("AirTouch") common shares. These securities are classified as available-for-sale and stated at fair market value.

       Information regarding the Company's marketable equity securities is summarized below.

                                                         March 31,  December 31,
                                                           2000         1999
                                                         ---------   -----------
                                                          (Dollars in thousands)
Available-for-sale Equity Securities
    Aggregate Fair Value                                  $ 597,266    $ 540,711
    Original Cost                                           405,061      405,061
                                                          ---------    ---------
    Gross Unrealized Holding Gains                          192,205      135,650
    Tax Effect                                               76,882       54,259
                                                          ---------     --------
    Net Unrealized Holding Gains, net of tax              $ 115,323    $  81,391
                                                          =========    =========


7.    Treasury Shares

      As of March 31, 2000, the Company had repurchased a total of 817,726 of its Common Shares, at an aggregate cost of $56.7 million. The repurchases were primarily made during

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




      the first quarter of 2000, under two separate programs authorized by the Company's Board of Directors. In March 2000, the Board of Directors authorized the repurchase of up to 1.4 million USM Common Shares. A total of 652,300 shares were repurchased under this program as of March 31, 2000. An additional 165,000 USM Common Shares were purchased pursuant to a previously authorized program to repurchase a limited amount of shares on a quarterly basis, primarily for use in employee benefit plans.

      In May 2000, the Board of Directors authorized the repurchase of up to an additional 1.4 million USM Common Shares.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 1.  Legal Proceedings.
---------------------------
             On April 11, 2000, two affiliates of U.S. Cellular, along with two unrelated wireless carriers, filed a declaratory judgment action in the United States District Court for the Northern District of Iowa against the Iowa Attorney General. This action was in response to the Attorney General's ongoing investigation of certain wireless industry practices involving wireless service agreements and related matters. The suit by U.S. Cellular and the other wireless carriers seeks to have certain state laws declared inapplicable to wireless service agreements and such practices. In response, the Iowa Attorney General filed suit in the Iowa State District Court for Polk County against U.S. Cellular, alleging violations of various state consumer credit and other consumer protection laws. The Attorney General is seeking injunctive relief, barring the enforcement of contracts in excess of four months, and related relief. The Attorney General is also seeking unspecified reimbursements for customers, statutory fines ($40,000 for certain violations and $5,000 for others, per violation) as well as fees and costs. This case has since been removed to the U. S. District Court for the Southern District of Iowa. U.S.
Cellular vigorously denies the allegations of the Iowa Attorney General and intends to vigorously contest this case.


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------
     (a)   Exhibits:

           Exhibit 4 - Amendment dated as of September 25, 1997 to Revolving Credit Agreement among the Company, BankBoston, N.A. and Toronto Dominion (Texas), Inc.

           Exhibit 10 - Description of terms of offer letter between U.S. Cellular and John E. Rooney.

           Exhibit 11 - Statement regarding computation of per share earnings is included herein as footnote 2 to the financial statements.

           Exhibit 12 - Statement regarding computation of ratios.

           Exhibit 27 - Financial Data Schedule.

           Exhibit  99.1  -  News  Release   announcing  the   authorization  to
           repurchase up to 1.4 million additional Common Shares.


     (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              UNITED STATES CELLULAR CORPORATION
                                              ----------------------------------
                                                            (Registrant)





Date   May 15, 2000               /s/   John E. Rooney
     -----------------            ----------------------------------------------
                                  John E. Rooney
                                  President
                                  (Chief Executive Officer)


Date   May 15, 2000               /s/   Kenneth R. Meyers
     ------------------           ----------------------------------------------
                                  Kenneth R. Meyers
                                  Executive Vice President-Finance and Treasurer
                                  (Chief Financial Officer)


Date   May 15, 2000               /s/   John T. Quille
     ------------------           ----------------------------------------------
                                  John T. Quille
                                  Vice President - Controller
                                  (Principal Accounting Officer)