Form 10-Q
period 2000-06-30
UNITED STATES CELLULAR CORP
filed 2000-08-11
CIK 821130

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

For the quarterly period ended         June 30, 2000
                               ---------------------------------
                                              OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
                               -----------      ------------

                          Commission File Number 1-9712

--------------------------------------------------------------------------------
                       UNITED STATES CELLULAR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     62-1147325
 ------------------------------------            -------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

             8410 West Bryn Mawr, Suite 700, Chicago, Illinois 60631
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                               Yes   X    No
                                                   -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                              Outstanding at July 31, 2000
  -------------------------------------          -------------------------------
        Common Shares, $1 par value                     52,804,774 Shares
    Series A Common Shares, $1 par value                33,005,877 Shares

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
                                                                        --------
Part I.    Financial Information:

              Management's Discussion and Analysis of
              Results of Operations and Financial Condition                 2-12

              Consolidated  Statements  of  Operations  -
              Three  Months and Six Months Ended June 30, 2000 and 1999     13

              Consolidated  Statements of Cash Flows -
              Six Months Ended June 30, 2000 and 1999                       14

              Consolidated Balance Sheets -
              June 30, 2000 and December 31, 1999                          15-16

              Notes to Consolidated Financial Statements                   17-21


Part II.   Other Information                                               22-23


Signatures                                                                  24

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

Six  Months Ended 6/30/00 Compared to Six  Months Ended 6/30/99
---------------------------------------------------------------

United States Cellular Corporation (the "Company" - AMEX symbol: USM) owns, operates and invests in cellular markets throughout the United States. USM is an 82.4%-owned subsidiary of Telephone and Data Systems, Inc. ("TDS").

USM owned either majority or minority cellular interests in 180 markets at June 30, 2000, representing 26,528,000 population equivalents ("pops"). USM included the operations of 139 majority-owned and managed cellular markets, representing
24.1 million pops, in consolidated operations ("consolidated markets") as of June 30, 2000. Minority interests in 35 markets, representing 2.4 million pops, were accounted for using the equity method and were included in investment income at that date. All other interests were accounted for using the cost method. Following is a table of summarized operating data for USM's consolidated operations.

                                                                             Six Months Ended or At June 30,
                                                                        ---------------------------------------
                                                                           2000                           1999
                                                                           ----                           ----

      Total market population (in thousands) (1)                            25,044                       24,683
      Customers                                                          2,807,000                    2,364,000
      Market penetration                                                    11.21%                        9.58%
      Markets in operation                                                     139                          138
      Total employees                                                        4,800                        4,800
      Cell sites in service                                                  2,392                        2,163
      Average monthly revenue per customer                                  $44.97                       $48.71
      Churn rate per month                                                   1.97%                        2.00%
      Marketing cost per gross customer addition                              $337                         $335


           (1)   Calculated using Claritas population estimates for 2000 and 1999, respectively.

The growth in the Company's operating income in the first six months of 2000, which includes 100% of the revenues and expenses of its consolidated markets plus its corporate office operations, primarily reflects improvements in the Company's overall operations compared to the first six months of 1999. The improvements resulted from growth in the Company's customer base and revenues coupled with continuing economies of scale. Operating revenues, driven primarily by a 19% increase in customers served, rose $70.8 million, or 10%, in 2000. Cash operating expenses rose $16.5 million, or 4%, in 2000. Operating cash flow (operating income plus depreciation and amortization expense) increased $54.3 million, or 23%, in 2000. Depreciation and amortization expense increased $22.8 million, or 21%, in 2000. Operating income increased $31.5 million, or 25%, in 2000.

Investment and other income decreased $230.2 million to $43.0 million in 2000, due primarily to a decrease of $242.8 million in gains on sales of cellular and other investments in 2000.

Income tax expense decreased $80.0 million to $76.5 million in 2000, due primarily to the decrease in taxable income as a result of the reduced gains in 2000. An after-tax extraordinary loss of $6.1 million was recorded in 2000 related to the repurchase of convertible debentures.

Net income totaled $97.8 million in 2000, a decrease of $124.9 million, or 56%, from 1999. Diluted earnings per share totaled $1.09 in 2000, a decrease of $1.32, or 55%, from 1999. Net income in 2000 and 1999 was significantly affected by gains on the sales of cellular and other investments, and net income in 2000 was affected by the extraordinary loss. A summary of the after-tax effects of gains and the extraordinary loss on net income and diluted earnings per share in each period is shown below.

                                                                                  Six Months Ended June 30,
                                                                                  -------------------------
                                                                                2000                    1999
                                                                                ----                    ----
                                                                        (Dollars in thousands, except per share amounts)
      Net income before after-tax effects of gains
          and extraordinary loss                                              $  92,643              $  66,321
      Add: After-tax effects of gains and extraordinary loss                      5,176                156,381
                                                                              ---------              ---------
      Net income as reported                                                  $  97,819              $ 222,702
                                                                              =========              =========

      Earnings per share before after-tax effects
         of gains and extraordinary loss                                      $    1.04              $    0.75
      Add: After-tax effects of gains and extraordinary loss                       0.05                   1.66
                                                                              ---------              ---------
      Diluted earnings per share                                              $    1.09              $    2.41
                                                                              =========              =========



Operating Revenues
------------------

Operating revenues totaled $757.7 million in 2000, up $70.8 million, or 10%, over 1999. Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to the Company's local retail customers who use the local systems operated by the Company ("local retail");
(ii) charges to customers of other systems who use the Company's cellular systems when roaming ("inbound roaming"); and (iii) charges for long-distance calls made on the Company's systems. Service revenues totaled $729.3 million in 2000, up $65.6 million, or 10%, over 1999. The increase was primarily due to the growing number of local retail customers using the Company's systems. Monthly service revenue per customer declined 8% to $44.97 in 2000 from $48.71 in 1999.

Local retail revenue increased $73.3 million, or 16%, in 2000. Growth in the Company's customer base was the primary reason for the increase in local retail revenue. The number of customers increased 19% to 2,807,000 at June 30, 2000 from 2,364,000 at June 30, 1999. Management anticipates that overall growth rate in the Company's customer base will slow down in the future, primarily as a result of an increase in the number of competitors in its markets.

Average monthly local retail revenue per customer declined 2% to $32.14 in 2000 from $32.88 in 1999. Monthly local retail minutes of use per customer was 142 in 2000 and 112 in 1999. The increase in monthly local retail minutes of use was driven by the Company's focus on designing incentive programs and rate plans to stimulate overall usage. Average revenue per minute of use decreased as a result of competitive pressures and these pricing and incentive programs. Management anticipates that the Company's average local retail revenue per minute of use will continue to decline in the future, reflecting the continued effect of the previously mentioned factors.

Inbound roaming revenue decreased $1.6 million, or 1%, in 2000. The decline in inbound roaming revenue in 2000 was affected by a decrease in revenue per minute due to the downward trend in negotiated rates and an increase in roaming minutes used on the Company's systems. Both the decrease in revenue per minute of use and the increase in minutes of use were significantly affected by certain pricing programs offered by other wireless companies. Wireless customers who sign up for these programs are given price incentives to roam, and many of those customers travel in the Company's markets, thus driving an increase in the Company's inbound roaming minutes of use. Management anticipates that the growth rate in inbound roaming minutes of use will be slower throughout the remainder of 2000 due to these pricing programs being present in both periods of comparison. Additionally, as new wireless operators begin service in the Company's markets, the Company's roaming partners could switch their business to these new operators, further slowing growth in inbound roaming minutes of use. The Company's inbound roaming revenue per minute of use has decreased as negotiated rates between the Company and its roaming partners continue to decline. Management anticipates that average inbound roaming revenue per minute of use will continue to decline in the future, reflecting the continued effect of the previously mentioned factors. Monthly inbound roaming revenue per Company customer averaged $9.15 in 2000 and $11.01 in 1999. The decrease in monthly inbound roaming revenue per Company customer was attributable to a decrease in inbound roaming revenue compared to an increase in the Company's customer base.

Long-distance revenue decreased $10.9 million, or 17%, in 2000. While the volume of long- distance calls billed by the Company increased, primarily from inbound roamers using the Company's systems to make long-distance calls, long-distance revenue declined due to price reductions primarily related to long-distance charges on roaming minutes of use. These reductions, similar to the price reductions on roaming airtime charges, are a continuation of the industry trend toward reduced per minute prices. The price reductions also reduced the growth in the outbound roaming expense component of system operations expense by approximately the same amount, resulting in no material effect on the Company's operating cash flow or operating income. Monthly long-distance revenue per customer averaged $3.26 in 2000 and $4.67 in 1999.

Equipment sales revenues increased $5.2 million, or 22%, in 2000. The increase in equipment sales revenues reflected the 16% increase in the number of gross customer activations, to 524,000 in 2000 from 453,000 in 1999, plus an increase in the number of higher priced dual- mode units and the volume of accessories sold. Most of the gross customer activations were produced by the Company's direct and retail distribution channels, which usually generate sales of cellular telephone units. The increase in sales of dual-mode units was related to the growth in the number of the Company's systems providing digital coverage, which enables the Company to offer its customers more features, better clarity and increased roaming capabilities. As of June 30, 2000, 35% of the company's customers were on digital rate plans compared to 11% as of June 30, 1999. The increase in the volume of accessories sold reflected an increased emphasis on the sale of accessories at retail prices in the Company's retail locations.

Operating Expenses
------------------

Operating expenses totaled $601.6 million in 2000, up $39.3 million, or 7%, over 1999. System operations expenses decreased $22.7 million, or 19%, in 2000, primarily as a result of decreases in customer usage expense related to the lower cost per minute of use associated with the change in roaming pricing discussed previously. Costs associated with serving the Company's increased number of customers and the growing number of cell sites within the Company's systems increased in 2000.

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

Customer usage expense decreased $27.7 million, or 33%, in 2000. The decrease in 2000 was primarily due to the $30.9 million decrease in net outbound roaming expense. Net outbound roaming expense decreased due to a reduction in cost per minute of use related to the lower roaming prices in the industry discussed previously. This decrease was partially offset by the effect of increases in monthly local minutes of use and inbound roaming minutes of use on the Company's systems. Customer usage expense represented 8% of service revenues in 2000 and 13% in 1999.

Maintenance, utility and cell site expense increased $5.0 million, or 14%, in 2000. The increase primarily reflected an increase in the number of cell sites in the Company's systems, to 2,392 in 2000 from 2,163 in 1999.

In total, the decrease in system operations expenses is expected to slow down during the remainder of 2000, as the effects of these changes become present in both periods of comparison. System operations expenses are then expected to increase as the number of customers using and the number of cell sites within the Company's systems grows.

Marketing and selling expenses increased $18.5 million, or 15%, in 2000. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent expenses; corporate marketing department salaries and expenses; local advertising; and public relations expenses. The increase in 2000 was primarily due to the 16% rise in the number of gross customer activations, and the associated increases in commissions and advertising costs. Marketing cost per gross customer activation, which includes marketing and selling expenses and equipment subsidies, increased 1% to $337 in 2000 from $335 in 1999.

Cost of equipment sold increased $11.6 million, or 22%, in 2000. The increase reflected the growth in unit sales related to the 16% increase in gross customer activations as well as the impact of selling more higher cost dual-mode units in 2000.

General and administrative expenses increased $9.2 million, or 6%, in 2000. These expenses include the costs of operating the Company's local business offices and its corporate expenses other than the corporate engineering and marketing departments. The increase includes the effects of increases in expenses required to serve the growing customer base in the Company's markets and other expenses incurred related to the growth in the Company's business. The Company incurred additional costs in 2000 by providing dual-mode phone units to customers who migrated from analog to digital rate plans. This increase was partially offset by decreases in consulting expenses and nonincome taxes. Employee-related expenses increased $3.1 million, or 4%, in 2000. Monthly general and administrative expenses per customer decreased 11% to $10.36 in 2000 from $11.66 in 1999. General and administrative expenses represented 23% of service revenues in 2000 and 24% in 1999.

Operating cash flow increased $54.3 million, or 23%, to $287.2 million in 2000. The improvement was primarily due to substantial growth in customers and service revenues and the effects of continued operational efficiencies on cash operating expenses. Operating cash flow margins (as a percent of service revenues) were 39.4% in 2000 and 35.1% in 1999.

Depreciation expense increased $13.1 million, or 15%, in 2000. The increase reflects rising average fixed asset balances, which increased 12% in 2000, and a reduction in the useful lives of certain assets beginning in 2000. Increased fixed asset balances in 2000 resulted from the addition of new cell sites built to improve coverage and capacity in the Company's markets and from upgrades to provide digital service in more of the Company's service areas.

Amortization of intangibles increased $9.7 million, or 48%, in 2000. Beginning October 1, 1999, the Company's began amortizing capitalized development costs related to its new billing and information system. Annual amortization of these billing-related costs is expected to be approximately $17 million.

Operating Income
----------------

Operating income totaled $156.1 million in 2000, a $31.5 million, or 25%, increase over 1999. The operating income margin was 21.4% in 2000 and 18.8% in 1999. The improvements in operating income and operating income margin in 2000 reflected increased revenues resulting from growth in the number of customers served by the Company's systems and the effect of continued operational efficiencies on total operating expenses.

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

Management continues to believe there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Additionally, competitors licensed to provide personal communications services ("PCS") have initiated service in certain of the Company's markets over the past four years. The Company expects PCS operators to continue deployment of PCS in portions of all of the Company's clusters throughout 2000 and 2001. The Company has increased its advertising since 1997 to promote its brand and distinguish the Company's service from other wireless communications providers. The Company's management continues to monitor other wireless communications providers' strategies to determine how additional competition is affecting the Company's results. While the effects of additional wireless competition have slowed customer growth in certain of the Company's markets, the overall effect on the Company's total customer growth to date has not been material. However, management anticipates that customer growth will be lower in the future, primarily as a result of the increase in the number of competitors in its markets.

Investment and Other Income
---------------------------

Investment and other income totaled $43.0 million in 2000 and $273.2 million in 1999. Gain on sale of cellular and other investments totaled $17.9 million in the first half of 2000 and $260.7 in the first half of 1999. The gain in 2000 was from the sale of the Company's minority interest in one market. The Company recognized a $259.5 million gain in the second quarter of 1999 on the difference between its historical basis in its investment in AirTouch Communications, Inc.

("ATI") common shares and the value of Vodafone Group plc ("VOD") American Depositary Receipts and cash received in the merger of ATI and VOD.

Investment income was $19.6 million in 2000 compared to $13.8 million in 1999, a 41% increase. Investment income primarily represents the Company's share of net income from the markets managed by others that are accounted for by the equity method. The aggregate income from the markets in which the Company had interests in both 1999 and 2000 increased in 2000.

Interest and Income Taxes
-------------------------

Interest expense increased $130,000 in 2000 as the Company's outstanding debt balances remained relatively constant in 1999 and 2000.

Income tax expense was $76.5 million in 2000 and $156.4 million in 1999. In 2000, $6.6 million of income tax expense related to gains on sales of cellular and other investments. In 1999, $104.3 million of income tax expense related to gains on sales of cellular and other investments. The overall effective tax rates were 42% in 2000 and 41% in 1999. The change in 2000's effective tax rate was primarily related to the nature of the gains on sale of cellular and other investments in 2000 and 1999.

TDS and the Company are parties to a Tax Allocation Agreement, pursuant to which the Company is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial reporting purposes, the Company computes federal income taxes as if it were filing a separate return as its own affiliated group and was not included in the TDS group.

Extraordinary Loss
------------------

Extraordinary item - (loss) on extinguishment of debt, net of tax totaled $6.1 million in 2000, or $.07 per diluted share, resulting from the repurchase of $25,817,000 face value of LYONs in May 2000 for $16.5 million in cash. The loss resulted from the difference between the repurchase price, which approximated market value, and the accreted value of the LYONs repurchased. This loss is not deductible for tax purposes.

Net Income
----------

Net income totaled $97.8 million in 2000 and $222.7 million in 1999. Diluted earnings per share was $1.09 in 2000 and $2.41 in 1999. Net income and earnings per share in 2000 and 1999 included significant after-tax gains on the sales of cellular and other investments, and an extraordinary loss in 2000, representing $5.2 million and $0.05 per share in 2000 and $156.4 million and $1.66 per share in 1999. Excluding the after-tax effect of these gains and an extraordinary loss in 2000, net income would have been $92.6 million, or $1.04 per share, in 2000 and $66.3 million, or $.75 per share, in 1999.

Three Months Ended 6/30/00 Compared to Three Months Ended 6/30/99
-----------------------------------------------------------------

Operating revenues totaled $397.7 million in the second quarter of 2000, up $36.7 million, or 10%, over 1999. Average monthly service revenue per customer decreased to $46.37 in the second quarter of 2000 compared to $50.18 in the same period of 1999 for reasons generally the same as the first half of 2000.

Revenues from local customers' usage of the Company's systems increased $39.2 million, or 17%, in 2000 primarily due to the increased number of customers served. Average monthly local retail minutes of use per customer totaled 156 in the second quarter of 2000 compared to 123 in 1999. Also, as the number of customers and amount of revenue earned continued to grow, average revenue per minute of use continued to decline. As a result, average monthly local retail revenue per customer declined 2% to $33.11 in the second quarter of 2000 compared to $33.76 in 1999.

Inbound roaming revenue decreased $3.9 million, or 5%, in 2000 as the increase in inbound roaming minutes of use was more than offset by a decrease in the average inbound roaming revenue per minutes of use. Monthly inbound roaming revenue per customer averaged $9.10 in 2000 compared to $11.39 in 1999.

Long-distance revenue decreased $4.7 million, or 14%, in 2000. While the volume of long- distance calls billed by the Company increased, primarily from inbound roamers using the Company's systems to make long-distance calls, long-distance revenue declined due to price reductions primarily related to long-distance charges on roaming minutes of use. Monthly long- distance revenue per customer averaged $3.50 in 2000 and $4.85 in 1999.

Equipment sales revenue increased $1.8 million, or 15%, reflecting a 15% increase in the number of gross customer activations, to 258,000 in 2000 compared to 224,000 in 1999, plus increases in the number of dual-mode units sold and in the volume of accessories sold.

Operating expenses totaled $302.7 million in the second quarter of 2000, up $14.2 million, or 5%, over 2000. System operations expenses decreased $11.2 million, or 18%, in 2000 as a result of decreases in cost per minute for outbound roaming and toll transactions, partially offset by increases in minutes of use and costs associated with maintaining 11% more cell sites than in 1999.

Marketing and selling expenses increased $7.3 million, or 12%, in 2000. The increase was primarily due to a 15% increase in the number of gross customer activations. Cost per gross customer activation was $335 in 2000 and $351 in 1999.

Cost of equipment sold increased $2.4 million, or 9%, in 2000. The increase reflects a rise in the number of dual-mode units sold in 1999, plus an increase in the volume of accessories sold. General and administrative expenses increased $7.0 million, or 9%, in 2000, primarily related to the increase in customers served.

Operating cash flow increased $31.2 million, or 24%, to $160.1 million in 2000; operating cash flow margins totaled 41.8% in 2000 and 37.0% in 1999.

Depreciation expense increased $3.5 million, or 8%, in 2000, reflecting an 11% increase in average fixed asset balances.

Amortization of intangibles increased $5.1 million, or 52%, in 2000, reflecting the amortization of capitalized development costs beginning October 1, 1999 related to the Company's new billing and information system.

Operating income totaled $95.0 million in 2000 compared to $72.5 million in 1999, a 31% increase. The operating income margin increased to 24.8% in 2000 from 20.8% in 1999. The improvements in operating income and operating income margin were primarily the result of increased revenues and improved operational efficiencies.

Investment and other income decreased $253.2 million to $14.0 million in 2000 due to the gains on sales of cellular and other investments totaling $260.7 million in 1999. There were no gains in the second quarter of 2000. Investment income increased $3.6 million, or 50%, in 2000 due to the increase in 2000 in the aggregate income from the markets in which the Company had interests in both 1999 and 2000.

Total interest expense decreased $14,000 in 2000. Income tax expense totaled $42.8 million in 2000 and $135.4 million in 1999. In 1999, $104.3 million of income tax expense related to gains on sales of cellular and other investments. Extraordinary (loss), net of tax totaled $6.1 million in 2000.

Net income totaled $50.7 million in 2000 compared to $194.9 million in 1999. Both net income and earnings per share in both years were significantly affected by gains on the sales of cellular and other investments and by the extraordinary loss in 2000. A summary of the after-tax effect of gains and the extraordinary loss on net income and diluted earnings per share is shown below.

                                                                     Three Months Ended June 30,
                                                                     ---------------------------

                                                                    2000                  1999
                                                                 ---------             ---------
                                                            (Dollars in thousands, except per share amounts)
      Net income before after-tax effects of gains
          and extraordinary loss                                   $  56,786             $  38,495
      Add:  After-tax effects of gains and
           extraordinary loss                                         (6,106)              156,381
                                                                   ----------            ---------
      Net income as reported                                       $  50,680             $ 194,876
                                                                   ==========            =========


      Earnings per share before after-tax effects
         of gains and extraordinary loss                           $     .64             $     .43
      Add:  After-tax effects of gains and
          extraordinary loss                                            (.07)                 1.66
                                                                   ----------            ---------
      Diluted earnings per share as reported                       $     .57             $    2.09
                                                                   ==========            =========



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

Cash flows from operating activities provided $258.5 million in 2000 and $165.1 million in 1999. Operating cash flow provided $287.2 million in 2000 and $232.9 million in 1999. Cash flows from other operating activities (investment and other income, interest expense, income taxes, changes in working capital and changes in other assets and liabilities) required $28.7 million in 2000 and $67.8 million in 1999. Income taxes and interest paid totaled $46.8 million in 2000 and $32.6 million in 1999.

Cash flows from investing activities required $129.8 million in 2000 and $113.5 million in 1999. Cash required for property, plant and equipment and system development expenditures totaled

$129.8 million in 2000 and $161.9 million in 1999. In both periods, these expenditures were financed with internally generated cash. These expenditures primarily represent the construction of 92 and 98 cell sites in 2000 and 1999, respectively, plus other plant additions and costs related to the development of the Company's office systems. In both periods, other plant additions included significant amounts related to the replacement of retired assets and the changeout of analog radio equipment for digital radio equipment. Acquisitions required $33.6 million in 2000 and $8.1 million in 1999. The Company received net cash proceeds totaling $22.5 million in 2000 related to sales of cellular and other investments. Cash distributions from cellular entities in which the Company has an interest provided $9.7 million in 2000 and $12.7 million in 1999.

Cash flows from financing activities required $154.3 million in 2000 and $538,000 in 1999. In 2000, the Company repurchased a total of 2,063,000 of its Common Shares for a total of $135.8 million. These stock repurchases were made under separate programs authorized by the Company's Board of Directors. In March 2000, the Board of Directors authorized the repurchase of up to 1.4 million USM Common Shares. A total of 1.4 million common shares were repurchased under this program as of June 30, 2000. A total of 335,400 common shares were repurchased under a separate program of 1.4 million USM Common Shares authorized by the Board of Directors in May 2000. An additional 327,600 USM Common Shares were purchased pursuant to a previously authorized program to repurchase a limited amount of shares on a quarterly basis, primarily for use in employee benefit plans. Retirement of debt required $16.5 million in 2000 as the Company repurchased $25,817,000 face value of LYONs.

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

In the first six months of 2000, the Company acquired a majority interest in one market and several minority interests in other markets, representing 242,000 pops, for consideration totaling $59.5 million. The consideration consisted of $33.6 million in cash, approximately 28,000 USM Common Shares, forgiveness of notes receivable totaling $10.0 million and payables totaling $14.2 million.

In the first six months of 1999, the Company acquired minority interests in several markets representing 93,000 pops for a total of $9.1 million in cash.

In the first six months of 2000, the Company divested a minority interest in one market representing 114,000 pops for a total consideration of $22.5 million in cash.

In the first half of 1999, the Company divested a majority interest in one market and a minority interest in another market, representing 406,000 pops, for cash totaling $43.3 million. The majority interest was sold to BellSouth Corporation as part of the exchange which was substantially completed in November 1997; therefore, no gain or loss was recorded on this sale.

As of June 30, 2000, the Company had agreements pending to divest a majority interest in one market and minority interests in four markets, representing approximately 305,000 pops, for consideration totaling $104.9 million. The consideration will consist of $51.7 million in cash and $53.2 million in receivables. These transactions will be completed during the third quarter of 2000 and the Company will record substantial book gains related to these transactions.

Liquidity
---------

The Company anticipates that the aggregate resources required for the remainder of 2000 will include the following:
o  approximately  $200  million  for  capital  spending;  and
o an as yet undetermined amount that may be needed to repurchase USM Common Shares or LYONs under programs authorized by the Company's Board of Directors.

In May 2000, the Company's Board of Directors authorized the repurchase of an additional 1.4 million USM Common Shares. Through June 30, 2000, the Company had repurchased 335,400 shares under this program. Additionally, the Company may repurchase a limited amount of additional shares on a quarterly basis, primarily for use in employee benefit plans.

The Board of Directors has authorized management to opportunistically repurchase LYONs in private transactions. U.S. Cellular may also purchase a limited amount of LYONs in open- market transactions from time to time.

The Company is generating substantial cash from its operations and anticipates financing these expenditures primarily with internally generated cash, the $52 million it expects from the completion of a divestiture and short-term borrowings. The Company had $172.1 million of cash and cash equivalents at June 30, 2000. Additionally, the entire balance of $500 million under the Company's Revolving Credit Facility is unused and remains available to meet any short-term borrowing requirements.

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

Revenue Recognition
-------------------

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements ("SAB 101")." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. On June 26, 2000, the SEC issued Staff Accounting Bulletin No. 101B "Amendment:
Revenue Recognition in Financial Statements". SAB 101B allows companies to defer the reporting of a change in accounting principle, as required by SAB 101, until the fourth quarter of the current fiscal year. Management continues to analyze this bulletin and anticipates the impact to be immaterial.

Market Risk
-----------

The Company is subject to market rate risks due to fluctuations in interest rates and equity markets. All of the Company' existing debt is in the form of long-term fixed-rate notes with original maturities ranging from five to 20 years. Accordingly, fluctuations in interest rates can lead to fluctuations in the fair value of such instruments. The Company has not entered into financial derivatives to reduce its exposure to interest rate risks. There have been no material changes to the Company's outstanding debt instruments since December 31, 1999.

The Company maintains a portfolio of available for sale marketable equity securities which resulted from acquisitions and the sale of non-strategic assets. The market value of these investments, principally Vodafone AirTouch plc American Depositary Receipts ("VOD ADRs"), amounted to $459.8 million at June 30, 2000. A hypothetical 10% decrease in the share prices of these investments would result in a $46.0 million decline in the market value of the investments.

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


                                        UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                                        ---------------------------------------------------
                                                CONSOLIDATED STATEMENTS OF INCOME
                                                ---------------------------------
                                                           Unaudited
                                                           ---------

                                                                   Three Months Ended                  Six Months Ended
                                                                         June 30,                          June 30,
                                                                   ------------------                  ----------------

                                                                  2000                1999                 2000             1999
                                                                 -----               ------               ------           ------
                                                                      (Dollars in thousands, except per share amounts)
OPERATING REVENUES
    Service                                                 $     383,389       $     348,523      $     729,349      $    663,717
    Equipment sales                                                14,268              12,429             28,395            23,220
                                                            -------------       -------------       ------------      ------------
        Total Operating Revenues                                  397,657             360,952            757,744           686,937
                                                            -------------       -------------       ------------      -------------

OPERATING EXPENSES
    System operations                                              50,443              61,641             97,627           120,332
    Marketing and selling                                          70,728              63,380            140,186           121,685
    Cost of equipment sold                                         30,054              27,659             64,651            53,100
    General and administrative                                     86,352              79,354            168,039           158,873
    Depreciation                                                   50,218              46,685            101,387            88,301
    Amortization of intangibles                                    14,907               9,781             29,746            20,080
                                                             ------------       -------------       ------------       ------------
        Total Operating Expenses                                  302,702             288,500            601,636           562,371
                                                             ------------       -------------       ------------       ------------
OPERATING INCOME                                                   94,955              72,452            156,108           124,566
                                                             ------------       -------------       ------------       ------------

INVESTMENT AND OTHER INCOME
    Investment income                                              10,832               7,216             19,557            13,834
    Amortization of licenses related to investments                  (206)               (263)              (553)             (570)
    Interest income                                                 4,753               1,558              8,751             2,757
    Other income (expense), net                                     1,964                (363)             1,717              (471)
    Minority share of income                                       (3,295)             (1,596)            (4,310)           (3,079)
    Gain on sale of cellular and other investments                     --             260,698             17,851           260,698
                                                             ------------       -------------        -----------        ----------
        Total Investment and Other Income                          14,048             267,250             43,013           273,169
                                                             ------------       -------------        -----------        ----------
INCOME BEFORE INTEREST
  AND INCOME TAXES                                                109,003             339,702            199,121           397,735
Interest expense                                                    9,378               9,392             18,738            18,608
                                                             ------------       -------------        -----------        ----------

INCOME BEFORE INCOME TAXES                                         99,625             330,310            180,383           379,127
Income tax expense                                                 42,839             135,434             76,458           156,425
                                                             ------------       -------------        -----------        ----------

INCOME BEFORE EXTRAORDINARY ITEM                                   56,786             194,876            103,925           222,702
                                                             ------------       -------------      -------------      ------------
Extraordinary item-(loss) on extinguishment
 of debt, net of tax                                               (6,106)                 --             (6,106)               --
                                                             -------------      -------------      --------------     ------------

NET INCOME                                                  $      50,680       $     194,876      $      97,819      $    222,702
                                                            =============       =============      =============      ============
WEIGHTED AVERAGE COMMON
 AND SERIES A COMMON SHARES (000s)                                 86,277              87,461             86,938            87,426

BASIC EARNINGS PER SHARE COMMON AND
 SERIES A COMMON SHARES (Note 2)
  Income Before Extraordinary Item                          $         .66       $        2.23      $        1.20      $       2.55
  Extraordinary Item                                                 (.07)                 --               (.07)               --
                                                            --------------      -------------      -------------      ------------
  Net Income                                                $         .59       $        2.23      $        1.13      $       2.55
                                                            =============       =============      =============      ============

DILUTED EARNINGS PER COMMON AND
 SERIES A COMMON SHARES (Note 2)
  Income Before Extraordinary Item                          $         .64       $        2.09      $        1.16      $       2.41
  Extraordinary Item                                                 (.07)                 --               (.07)               --
                                                            -------------       -------------      -------------      ------------
  Net Income                                                $         .57       $        2.09      $        1.09      $       2.41
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



                                                UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                                                ---------------------------------------------------
                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        -------------------------------------
                                                                        Unaudited
                                                                        ---------


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                             --------------------------------
                                                                               2000                     1999
                                                                             -------                 --------

                                                                                   (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                              $     97,819               $   222,702
   Add (Deduct) adjustments to reconcile net income
      to net cash provided by operating activities
        Depreciation and amortization                                           131,133                   108,381
        Deferred income tax provision                                            20,179                   107,369
        Investment income                                                       (19,557)                  (13,834)
        Minority share of income                                                  4,310                     3,079
        Extraordinary Item                                                        6,106                        --
        Gain on sale of cellular and other investments                          (17,851)                 (260,698)
        Other noncash expense                                                    14,952                    13,928
        Change in inventory                                                      10,309                    (6,156)
        Change in accounts receivable                                            (7,887)                  (24,031)
        Change in accounts payable                                              (11,230)                  (18,175)
        Change in accrued taxes                                                  24,185                    29,836
        Change in customer deposits and deferred revenues                         4,415                       681
        Change in other assets and liabilities                                    1,643                     2,063
                                                                           -------------               -----------
                                                                                258,526                   165,145
                                                                           -------------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment                                  (125,426)                 (149,826)
   System development costs                                                      (4,373)                  (12,026)
   Investments in and advances (to)/from
      unconsolidated entities                                                      (959)                      413
   Distributions from unconsolidated entities                                     9,698                    12,684
   Proceeds from sale of cellular and other investments                          22,500                    43,324
   Acquisitions, excluding cash acquired                                        (33,635)                   (8,131)
   Other investing activities                                                     2,406                        31
                                                                           -------------               -----------
                                                                               (129,789)                 (113,531)
                                                                           -------------               -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment on debt retirement                                                 (16,539)                       --
   Repurchase of Common Shares                                                 (135,793)                       --
   Common Shares issued                                                           1,768                     2,000
   Capital (distributions) to minority partners                                  (3,756)                   (2,538)
                                                                           -------------               -----------
                                                                               (154,320)                     (538)
                                                                           -------------               -----------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                             (25,583)                   51,076

CASH AND CASH EQUIVALENTS-
   Beginning of period                                                          197,675                    51,975
                                                                           -------------               -----------
   End of period                                                           $     172,092               $  103,051
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
                                                                 ------

                                                                      (Unaudited)
                                                                    June 30, 2000           December 31, 1999
                                                                  ----------------          -----------------
                                                                             (Dollars in thousands)
CURRENT ASSETS
   Cash and cash equivalents
      General funds                                                       $   10,727                $   29,169
      Affiliated cash equivalents                                            161,365                   168,506
                                                                          ----------                ----------
                                                                             172,092                   197,675
   Temporary investments                                                         180                       148
   Accounts receivable
      Customers, net of allowance                                            125,252                   124,145
      Roaming                                                                 68,577                    61,915
      Affiliates                                                                  46                        15
      Other                                                                    7,187                     9,584
   Inventory                                                                  19,691                    29,999
   Note receivable                                                                --                    10,000
   Prepaid expenses                                                            8,898                    10,081
   Other current assets                                                        6,293                     5,221
                                                                          ----------                ----------
                                                                             408,216                   448,783
                                                                          ----------                ----------

INVESTMENTS

   Licenses, net of accumulated amortization                               1,145,502                 1,156,175
   Marketable equity securities                                              459,764                   540,711
   Investment in unconsolidated entities,
     net of accumulated amortization                                         185,461                   124,573
   Notes and interest receivable - long-term                                   8,278                    10,736
   Marketable non-equity securities                                              269                       216
                                                                          ----------                ----------
                                                                           1,799,274                 1,832,411
                                                                          ----------                ----------
PROPERTY, PLANT AND EQUIPMENT
   In service and under construction                                       1,673,382                 1,579,278
   Less accumulated depreciation                                             578,932                   508,273
                                                                          ----------                ----------
                                                                           1,094,450                 1,071,005
DEFERRED CHARGES                                                          ----------                ----------
   System development costs,
       net of accumulated amortization                                       127,086                   135,462
   Other, net of accumulated amortization                                     11,634                    12,434
                                                                          ----------                ----------
                                                                             138,720                   147,896
                                                                          ----------                ----------
Total Assets                                                              $3,440,660                $3,500,095
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
                                           ------------------------------------

                                                                     (Unaudited)
                                                                    June 30, 2000           December 31, 1999
                                                                  -----------------         -----------------
                                                                               (Dollars in thousands)
CURRENT LIABILITIES
   Accounts payable
      Affiliates                                                          $    2,584                $    3,127
      Other                                                                  134,981                   143,967
   Customer deposits and deferred revenues                                    41,297                    36,882
   Accrued interest                                                            7,058                     7,064
   Accrued taxes                                                              31,702                     7,517
   Accrued compensation                                                       16,151                    16,555
   Other current liabilities                                                  12,966                    11,867
                                                                          ----------                ----------
                                                                             246,739                   226,979
                                                                          ----------                ----------
LONG-TERM DEBT
   7.25% unsecured notes                                                     289,933                   296,322
   6% zero coupon convertible debentures                                     250,000                   250,000
   Other                                                                      13,000                        --
                                                                          ----------                ----------
                                                                             552,933                   546,322
                                                                          ----------                ----------

DEFERRED LIABILITIES AND CREDITS
   Net deferred income tax liability                                         390,274                   401,983
   Other                                                                      10,903                     9,199
                                                                          ----------                ----------
                                                                             401,177                   411,182
                                                                          ----------                ----------

MINORITY INTEREST                                                             40,891                    40,971
                                                                          ----------                ----------
COMMON SHAREHOLDERS' EQUITY
   Common Shares, par value $1 per share                                      54,945                    54,713
   Series A Common Shares, par value $1 per share                             33,006                    33,006
   Additional paid-in capital                                              1,341,862                 1,331,274
   Treasury Shares, at cost (2,063,000 shares)                              (135,793)                       --
   Accumulated other comprehensive income                                     32,822                    81,391
   Retained earnings                                                         872,078                   774,257
                                                                          ----------                ----------
                                                                           2,198,920                 2,274,641
                                                                          ----------                ----------
   Total Liabilities and Shareholders' Equity                             $3,440,660                $3,500,095
                                                                          ==========                ==========


                     The accompanying notes to consolidated financial statements are an integral part of these statements.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                Unaudited

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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 2000 and December 31, 1999, and the results of operations and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the six months ended June 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

2. Net Income used in computing Earnings per Common Share and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

                                                                 Three Months Ended            Six Months Ended
                                                                     June 30,                      June 30,
                                                               ---------------------          ------------------
                                                                2000            1999           2000         1999
                                                               -----           -----          ------       ------

                                                                   (Dollars in thousands, except per share amount)

        Net Income Before Extraordinary Item
            used in Basic Earnings Per Share                  $   56,786   $   194,876   $   103,925    $   222,702

        Extraordinary Item                                        (6,106)           --        (6,106)           --
                                                              -----------  ------------  ------------   ------------
        Net Income Available to Common used in
           Basic Earnings Per Share                           $   50,680   $  194,876    $    97,819    $   222,702
                                                              ==========   ===========   ============   ============

        Basic Weighted average number of Common
           Shares used in Earnings Per Share (000's)              86,277        87,461        86,938         87,426
                                                              ==========   ============  ============   ============

        Basic Earnings Per Share
           Continuing Operations                              $     0.66   $      2.23   $      1.20    $      2.55
           Extraordinary Item                                      (0.07)           --         (0.07)            --
                                                              -----------  -----------   ------------   ------------
                                                              $     0.59   $      2.23   $      1.13    $      2.55
                                                              ===========  ===========   ============   ============




               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited

                                                               Three Months Ended            Six Months Ended
                                                                    June 30,                      June 30,
                                                              --------------------          ------------------
                                                              2000           1999           2000         1999
                                                              ----           ----           ----         ----
                                                                  (Dollars in thousands, except per share amounts)

        Net Income Available to Common used in
               Basic Earnings Per Share                   $   50,680   $   194,876   $    97,819   $   222,702

        Interest expense eliminated as a result of
           the pro forma conversion of
           Convertible Debentures                              2,485         2,497         5,026         4,960
                                                          -----------  ------------  ------------  ------------

        Net Income Available to Common from
           Continued Operations used in Diluted
           Earnings Per Share                             $   53,165   $   197,373   $   102,845   $   227,662
                                                          ===========  ============  ============  ============



        Basic Weighted average number of Common
           Shares used in Earnings Per Share (000's)          86,277        87,461        86,938        87,426
        Effect of Dilutive Securities:
           Stock Options and Stock Appreciation Rights           381           133           414           119
           Conversion of Convertible Debentures                6,654         7,059         6,654         7,059
                                                          -----------  ------------  ------------  ------------
        Diluted Weighted Average Number of Common
           Shares used in Earnings Per Share                  93,312        94,653        94,006        94,604
                                                          ===========  ============  ============  ============

        Diluted Earnings Per Share
           Continuing Operations                          $     0.64   $      2.09   $      1.16   $      2.41
           Extraordinary Item                                  (0.07)           --         (0.07)           --
                                                          -----------  ------------  ------------  ------------
                                                          $     0.57   $      2.09   $      1.09   $      2.41
                                                          ===========  ============  ============  ============



               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  Unaudited

3.      Supplemental Cash Flow Information

        The Company acquired certain cellular licenses and interests during the first six months of 2000 and 1999. In conjunction with these acquisitions, the following assets were acquired, liabilities assumed and Common Shares issued.

                                                                                         Six Months Ended
                                                                                              June 30,
                                                                                         ----------------------
                                                                                         2000              1999
                                                                                         ----              ----
                                                                                           (Dollars in thousands)

        Investment in unconsolidated entities                                       $   54,727           $      --
        Cellular licenses                                                                4,741               5,464
        Decrease in notes receivable - other                                           (10,000)                 --
        Decrease in minority investments                                                    --               2,667
        Long-term debt                                                                 (13,000)                 --
        Other current liabilities                                                       (1,165)                 --
        Common Shares issued                                                            (1,668)                 --
                                                                                    -----------          ----------
        Decrease in cash due to acquisitions                                        $   33,635           $   8,131
                                                                                    ===========          ==========





        The following  summarizes certain noncash  transactions and interest and income taxes paid.



                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                  ------------------------
                                                                                  2000                1999
                                                                                  ----                ----
                                                                                   (Dollars in thousands)

        Interest paid                                                       $       9,540         $     9,755
        Income taxes paid                                                          37,245              22,886
        Noncash interest expense                                            $       9,083         $     8,444


4. Gain on sale of cellular and other investments in 2000 primarily reflects gains recorded on the sale of the Company's minority interest in one market. Gain on sale of cellular and other investments in 1999 primarily related to the merger between AirTouch Communications, Inc. ("ATI") and Vodafone Group plc. The Company recognized a gain on the difference between its historical basis in the ATI shares and the June 30, 1999 value of the Vodafone AirTouch plc American Depository Receipts ("VOD ADRs") plus the cash received as a result of this merger.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  Unaudited

5.      Other Comprehensive Income

        The Company's Comprehensive Income includes Net Income and Unrealized Gains from Marketable Equity Securities that are classified as "available-for-sale". The following table summarizes the Company's Comprehensive Income:

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                            --------------------------------
                                                                              2000                    1999
                                                                            -------                  -------
                                                                                   (Dollars in thousands)

       Accumulated Other Comprehensive Income

       Balance, beginning of period                                           $  81,391               $  69,465
       Add:
           Unrealized gains (losses) on securities                              (80,947)                149,715
           Income tax effect                                                     32,378                 (59,887)
                                                                              ----------              ----------
       Net unrealized gains (losses)                                            (48,569)                 89,828
                                                                              ----------              ----------
       Deduct:
           Gain on reclassification of securities                                    --                 259,464
           Income tax effect                                                         --                (103,786)
                                                                              ----------              ----------
       Net unrealized gains reclassified to
           Net Income                                                                --                 155,678
                                                                              ----------              ----------
       Net unrealized gains included in
           comprehensive income                                                      --                 (65,850)
                                                                              ----------              ----------
       Balance, end of period                                                 $  32,822               $   3,615
                                                                              ==========              ==========



                                                       Three Months Ended                Six Months Ended
                                                            June 30,                         June 30,
                                                       --------------------             --------------------
                                                        2000           1999             2000            1999
                                                       ------         ------            -----           -----
                                                                     (Dollars in thousands)

     Comprehensive Income
        Net Income                                $     50,680    $   194,876      $     97,819    $   222,702
        Net unrealized gains (losses)
             on securities                             (82,501)      (127,448)          (48,569)       (65,850)
                                                  -------------   ------------     -------------   ------------
                                                  $    (31,821)   $    67,428      $     49,250    $   156,852
                                                  =============   ============     =============   ============



               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                Unaudited

6.   Marketable Equity Securities

     Marketable equity securities include the Company's investments in equity securities, primarily Vodafone ADRs. These securities are classified as available-for-sale and stated at fair market value.

     Information   regarding  the  Company's  marketable  equity  securities  is summarized below.

                                                                      June 30, 2000             December 31, 1999
                                                                      -------------             -----------------
                                                                                (Dollars in thousands)

    Available-for-sale Equity Securities

    Aggregate Fair Value                                                  $  459,764                 $  540,711
    Original Cost                                                            405,061                    405,061
                                                                          ----------                 ----------
    Gross Unrealized Holding Gains                                            54,703                    135,650
    Tax Effect                                                                21,881                     54,259
                                                                          ----------                 ----------
    Net Unrealized Holding Gains, net of tax                              $   32,822                 $   81,391
                                                                          ==========                 ==========



7.  Treasury Shares

    As of June 30, 2000, the Company had repurchased a total of 2,063,426 of its Common Shares, at an aggregate cost of $135.8 million. Of the total shares repurchased, 327,600 were under a previously approved program; 1.4 million were under the program announced in the first quarter which authorized U.S. Cellular to repurchase up to 1.4 million shares; and 335,400 were under the program announced during the second quarter which authorized U.S. Cellular to repurchase up to an additional 1.4 million shares.

8.  Extraordinary Item - Loss on Extinguishment of Debt

     U.S. Cellular purchased $25.8 million face value of its Liquid Yield Option Notes (LYONs) for $16.5 million in a private transaction. A net $6.1 million loss, or $(.07) diluted earnings per share, was recorded to account for the difference between the purchase price and the carrying value. This loss is not dedectible for tax purposes.

9.  Subsequent Events

     In July 2000, the Company received a $42.5 million cash settlement of a legal matter. The entire amount will be recorded as a pretax gain in the third quarter.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4.  Submission of Matters to a Vote of Security-Holders.
-------------------------------------------------------------

        At the Annual Meeting of Shareholders of USM, held on May 17, 2000, the following number of votes were cast for the matters indicated:

1. For the election of two Class I Directors of the Company by the holders of Series A Common Shares:

                                                                      Broker
        Nominee                  For            Withhold              Non-Vote
        ------------------------------------------------------------------------

        LeRoy T. Carlson      330,058,770         -0-                   -0-
        John E. Rooney        330,058,770         -0-                   -0-


2. Proposal to Ratify the Selection of Arthur Andersen LLP as Independent Public Accountants for 2000:

                                                                      Broker
                             For          Against       Abstain       Non-Vote
        ------------------------------------------------------------------------
        Series A
          Common Shares   330,058,770       -0-            -0-            -0-

        Common Shares      52,738,051      4,134         68,408           -0-
                           ----------      -----         ------           ---

             Total        382,796,821      4,134         68,408           -0-
                          ===========      =====         ======           ===

                           PART II. OTHER INFORMATION
                           --------------------------
Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

     (a)     Exhibits:

             Exhibit 10 - Retirement  agreement  between  U.S. Cellular  and
             H. Donald Nelson.

             Exhibit 11 - Statement regarding computation of per share earnings is included herein as footnote 2 to the financial statements.

             Exhibit 12 - Statement regarding computation of ratios.

             Exhibit 27 - Financial Data Schedule.


     (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  UNITED STATES CELLULAR CORPORATION
                                  ----------------------------------
                                           (Registrant)





Date    August 11, 2000          /s/ JOHN E. ROONEY
        -------------------       --------------------------------
                                  John E. Rooney
                                  President
                                  (Chief Executive Officer)


Date    August 11, 2000          /s/ KENNETH R. MEYERS
        -------------------       -----------------------------------
                                  Kenneth R. Meyers
                                  Executive Vice President-Finance and Treasurer
                                  (Chief Financial Officer)


Date    August  11, 2000          /s/ JOHN T. QUILLE
        --------------------       ------------------------------
                                  John T. Quille
                                  Vice President and Controller
                                  (Principal Accounting Officer)