Form 10-Q
period 2000-09-30
UNITED STATES CELLULAR CORP
filed 2000-11-13
CIK 821130

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


 [X]    QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended               September 30, 2000
                               -------------------------------------------------
                                       OR
 [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
                               ------------------------    ---------------------


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

             8410 West Bryn Mawr, Suite 700, Chicago, Illinois 60631
    -------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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
                                               Yes   X    No
                                                   -----     ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at October 31, 2000
   -------------------------------         ------------------------------------
      Common Shares, $1 par value                   52,805,277 Shares
  Series A Common Shares, $1 par value              33,005,877 Shares
--------------------------------------------------------------------------------

                       UNITED STATES CELLULAR CORPORATION
                       -----------------------------------
                         3RD QUARTER REPORT ON FORM 10-Q
                         -------------------------------

                                      INDEX
                                      -----


                                                                         Page(s)
                                                                         -------
No.
---
Part I.   Financial Information

          Management's Discussion and Analysis of
            Results of Operations and Financial Condition                   2-13

          Consolidated Statements of Operations -
            Three Months and Nine Months Ended September 30, 2000 and 1999   14

          Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 2000 and 1999                    15

          Consolidated Balance Sheets -
            September 30, 2000 and December 31, 1999                       16-17

          Notes to Consolidated Financial Statements                       18-23


Part II.  Other Information                                                  24


Signatures                                                                   25

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
                             AND FINANCIAL CONDITION
                            ------------------------
RESULTS OF OPERATIONS
---------------------
Nine Months Ended 9/30/00 Compared to Nine Months Ended 9/30/99
---------------------------------------------------------------
United States Cellular Corporation (the "Company" - AMEX symbol: USM) owns, operates and invests in cellular markets throughout the United States. USM is an 82.7%-owned subsidiary of Telephone and Data Systems, Inc. ("TDS").

The Company owned either majority or minority cellular interests in 175 markets at September 30, 2000, representing 26,319,000 population equivalents ("pops"). The Company included the operations of 138 majority-owned and managed cellular markets, representing 24.0 million pops, in consolidated operations ("consolidated markets") as of September 30, 2000. Minority interests in 30 markets, representing 2.2 million pops, were accounted for using the equity method and were included in investment income at that date. All other interests were accounted for using the cost method. Following is a table of summarized operating data for the Company's consolidated operations.

                                                                            Nine Months Ended or
                                                                              At September 30,
                                                                         ---------------------------
                                                                            2000              1999
                                                                         ---------         ---------
      Total market population (in thousands) (1)                            24,900            24,861
      Customers                                                          2,890,000         2,453,000
      Market penetration                                                    11.61%             9.87%
      Markets in operation                                                     138               139
      Total employees                                                        5,000             4,800
      Cell sites in service                                                  2,430             2,235
      Average monthly revenue per customer                                  $45.53            $49.06
      Churn rate per month                                                   2.00%             2.04%
      Marketing cost per gross customer addition                              $331              $343

      (1)   Calculated using Claritas population estimates for 1999 and 1998, respectively.


The growth in the Company's operating income in the first nine months of 2000, which includes 100% of the revenues and expenses of its consolidated markets plus its corporate office operations, primarily reflects improvements in the Company's overall operations compared to the first nine months of 1999. The improvements resulted from growth in the Company's customer base and revenues coupled with continuing economies of scale. Operating revenues, driven primarily by a 18% increase in customers served, rose $111.8 million, or 11%, in 2000. Cash operating expenses (total operating expenses less depreciation and amortization expense) rose $49.3 million, or 7%, in 2000. Operating cash flow (operating income plus depreciation and amortization expense) increased $62.5 million, or 16%, in 2000. Depreciation and amortization expense increased $32.0 million, or 19%, in 2000. Operating income increased $30.5 million, or 14%, in 2000.

Investment and other income decreased $153.9 million to $134.4 million in 2000, due primarily to a decrease of $170.7 million in gains on cellular and other investments in 2000. Income tax expense decreased $42.7 million to $157.9 million in 2000, due primarily to the decrease in taxable income as a result of the reduced gains in 2000. An after-tax extraordinary loss of $29.5 million was recorded in 2000 related to the repurchase and certain conversions of convertible debentures.

Net income totaled $169.6 million in 2000, a decrease of $110.2 million, or 39%, from 1999. Diluted earnings per share totaled $1.92 in 2000, a decrease of $1.11, or 37%, from 1999. Net income in 2000 and 1999 was significantly affected by gains on cellular and other investments, and net income in 2000 was affected by the extraordinary loss. A summary of the after-tax effects of gains and the extraordinary loss on net income and diluted earnings per share in each period is shown below.

                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                            2000                 1999
                                                                         ----------           ----------
                                                                            (Dollars in thousands,
                                                                           except per share amounts)
      Net income before after-tax effects of gains
         and extraordinary loss                                          $  148,697           $  119,586
      Add: After-tax effects of gains and extraordinary loss                 20,876              160,179
                                                                         ----------           ----------
      Net income as reported                                             $  169,573           $  279,765
                                                                         ==========           ==========

      Earnings per share before after-tax effects
         of gains and extraordinary loss                                 $     1.69           $     1.34
      Add: After-tax effects of gains and extraordinary loss                   0.23                 1.69
                                                                         ----------           ----------
      Diluted earnings per share as reported                             $     1.92           $     3.03
                                                                         ==========           ==========


Operating Revenues
------------------
Operating revenues totaled $1,171.9 million in 2000, up $111.8 million, or 11%, over 1999. Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to the Company's local retail customers who use the local systems operated by the Company ("local retail");
(ii) charges to customers of other systems who use the Company's cellular systems when roaming ("inbound roaming"); and (iii) charges for long-distance calls made on the Company's systems. Service revenues totaled $1,126.0 million in 2000, up $102.1 million, or 10%, over 1999. The increase was primarily due to the growing number of local retail customers using the Company's systems. Monthly service revenue per customer declined 7% to $45.53 in 2000 from $49.06 in 1999.

Local retail revenue increased $111.8 million, or 16%, in 2000. Growth in the Company's customer base was the primary reason for the increase in local retail revenue. The number of customers increased 18% to 2,890,000 at September 30, 2000 from 2,453,000 at September 30, 1999. Management anticipates that overall growth rate in the Company's customer base will slow down in the future, primarily as a result of an increase in the number of competitors in its markets.

Average monthly local retail revenue per customer declined 2% to $32.41 in 2000 from $33.04 in 1999. Monthly local retail minutes of use per customer was 151 in 2000 and 115 in 1999. The increase in monthly local retail minutes of use was driven by the Company's focus on designing incentive programs and rate plans to stimulate overall usage. Average revenue per minute of use decreased as a result of competitive pressures and these pricing and incentive programs.

Management anticipates that the Company's average local retail revenue per minute of use will continue to decline in the future, reflecting the continued effect of the previously mentioned factors.

Inbound roaming revenue decreased $15.2 million, or 6%, in 2000. The decline in inbound roaming revenue in 2000 was affected by a decrease in revenue per minute due to the downward trend in negotiated rates and an increase in roaming minutes used on the Company's systems. Both the decrease in revenue per minute of use and the increase in minutes of use were significantly affected by certain pricing programs offered by other wireless companies. Wireless customers who sign up for these programs are given price incentives to roam, and many of those customers travel in the Company's markets, thus driving an increase in the Company's inbound roaming minutes of use. Management anticipates that the growth rate in inbound roaming minutes of use will be slower throughout the remainder of 2000 and in 2001 due to these pricing programs being present in both periods of comparison. Additionally, as new wireless operators begin service in the Company's markets, the Company's roaming partners could switch their business to these new operators, further slowing growth in inbound roaming minutes of use. The Company's inbound roaming revenue per minute of use has decreased as negotiated rates between the Company and its roaming partners continue to decline. Management anticipates that average inbound roaming revenue per minute of use will continue to decline in the future, reflecting the continued effect of the previously mentioned factors. Monthly inbound roaming revenue per Company customer averaged $9.16 in 2000 and $11.58 in 1999. The decrease in monthly inbound roaming revenue per Company customer was attributable to a decrease in inbound roaming revenue compared to an increase in the Company's customer base.

Long-distance revenue decreased $3.6 million, or 4%, in 2000. While the volume of long-distance calls billed by the Company increased, primarily from inbound roamers using the Company's systems to make long-distance calls, long-distance revenue declined due to price reductions primarily related to long-distance charges on roaming minutes of use. These reductions, similar to the price reductions on roaming airtime charges, are a continuation of the industry trend toward reduced per minute prices. The price reductions also reduced the growth in the outbound roaming expense component of system operations expense by approximately the same amount, resulting in no material effect on the Company's operating cash flow or operating income. Monthly long-distance revenue per customer averaged $3.46 in 2000 and $4.27 in 1999.

Equipment sales revenues increased $9.7 million, or 27%, in 2000. The increase in equipment sales revenues reflected the 19% increase in the number of gross customer activations, to 807,000 in 2000 from 681,000 in 1999, plus an increase in the number of higher priced dual-mode units and the volume of accessories sold. Most of the gross customer activations were produced by the Company's direct and retail distribution channels, which usually generate sales of cellular telephone units. The increase in sales of dual-mode units was related to the growth in the number of the Company's systems providing digital coverage, which enables the Company to offer its customers more features, better clarity and increased roaming capabilities. As of September 30, 2000, 42% of the Company's customers were on digital rate plans compared to 15% as of September 30, 1999. The increase in the volume of accessories sold reflected an increased emphasis on the sale of accessories at retail prices in the Company's retail locations.

Operating Expenses
------------------
Operating expenses totaled $921.3 million in 2000, up $81.3 million, or 10%, over 1999.

System operations expenses include customer usage expense and maintenance, utility and cell site expense. Customer usage expense represents charges from other telecommunications service providers for the Company's customers' use of their facilities as well as for the Company's inbound roaming traffic on these facilities. Also included are costs related to local interconnection to the landline network, long-distance charges and expenses incurred by the Company when its customers use systems other than their local systems ("outbound roaming"). These expenses are offset somewhat by amounts the Company bills to its customers for outbound roaming.

System operations expenses decreased $12.9 million, or 8%, in 2000, primarily as a result of decreases in customer usage expense related to the lower cost per minute of use associated with the change in roaming pricing discussed previously. Costs associated with serving the Company's increased number of customers and the growing number of cell sites within the Company's systems increased in 2000.

Customer usage expense decreased $20.3 million, or 19%, in 2000. The decrease in 2000 was primarily due to the $25.5 million decrease in net outbound roaming expense. Net outbound roaming expense decreased due to a reduction in cost per minute of use related to the lower roaming prices in the industry discussed previously. This decrease was partially offset by the effect of increases in monthly local minutes of use and inbound roaming minutes of use on the Company's systems. Customer usage expense represented 8% of service revenues in 2000 and 11% in 1999.

Maintenance, utility and cell site expense increased $7.5 million, or 13%, in 2000. The increase primarily reflected an increase in the number of cell sites in the Company's systems, to 2,430 in 2000 from 2,235 in 1999.

In total, the decrease in system operations expenses is expected to continue to slow down during the remainder of 2000, as the effects of these changes become present in both periods of comparison. System operations expenses are then expected to increase as the number of customers using and the number of cell sites within the Company's systems grows.

Marketing and selling expenses increased $25.6 million, or 14%, in 2000. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent expenses; corporate marketing department salaries and expenses; local advertising; and public relations expenses. The increase in 2000 was primarily due to the 19% rise in the number of gross customer activations, and the associated increases in commissions and advertising costs. Marketing cost per gross customer activation, which includes marketing and selling expenses and equipment subsidies, decreased 3% to $331 in 2000 from $343 in 1999.

Cost of equipment sold increased $18.1 million, or 22%, in 2000. The increase reflected the growth in unit sales related to the 19% increase in gross customer activations as well as the impact of selling more higher cost dual-mode units in 2000.

General and administrative expenses increased $18.4 million, or 8%, in 2000. These expenses include the costs of operating the Company's local business offices and its corporate expenses other than the corporate engineering and marketing departments. The increase includes the effects of increases in expenses required to serve the growing customer base in the Company's markets and other expenses incurred related to the growth in the Company's business. The Company incurred additional costs in 2000 by providing dual-mode phone units to customers who migrated from analog to digital rate plans. Employee-related expenses increased $4.7 million, or 4%, in 2000. Monthly general and administrative expenses per customer decreased 9% to $10.43 in 2000 from $11.48 in 1999. General and administrative expenses represented 22.9% of service revenues in 2000 and 23.4% in 1999.

Operating cash flow increased $62.5 million, or 16%, to $448.5 million in 2000. The improvement was primarily due to substantial growth in customers and service revenues and the effects of continued operational efficiencies on cash operating expenses. Operating cash flow margins (as a percent of service revenues) were 39.8% in 2000 and 37.7% in 1999.

Depreciation expense increased $17.7 million, or 13%, in 2000. The increase reflects rising average fixed asset balances, which increased 12% in 2000, and a reduction in the useful lives of certain assets beginning in 2000. Increased fixed asset balances in 2000 resulted from the addition of new cell sites built to improve coverage and capacity in the Company's markets and from upgrades to provide digital service in more of the Company's service areas.

Amortization of intangibles increased $14.3 million, or 47%, in 2000. Beginning October 1, 1999, the Company began amortizing capitalized development costs related to its new billing and information system. Annual amortization of these billing-related costs is expected to be approximately $17 million.

Operating Income
----------------
Operating income totaled $250.6 million in 2000, a $30.5 million, or 14%, increase over 1999. The operating income margin was 22.3% in 2000 and 21.5% in 1999. The improvements in operating income and operating income margin in 2000 reflected increased revenues resulting from growth in the number of customers served by the Company's systems and the effect of continued operational efficiencies on total operating expenses.

The Company expects service revenues to continue to grow during the remainder of 2000 and in 2001; however, management anticipates that average monthly revenue per customer will decrease as local retail and inbound roaming revenue per minute of use decline and as the Company further penetrates the consumer market. Additionally, the Company expects expenses to increase during the remainder of 2000 and in 2001 as it incurs costs associated with both customer growth and fixed assets added.

Management continues to believe there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Additionally, competitors licensed to provide personal communications services ("PCS") have initiated service in certain of the Company's markets over the past four years. The Company expects PCS operators to continue deployment of PCS in portions of all of the Company's clusters throughout 2000 and 2001. The Company has increased its advertising to promote its brand and distinguish the Company's service from other wireless communications providers. The Company's management continues to monitor other wireless communications providers' strategies to determine how additional competition is affecting the Company's results. While the effects of additional wireless competition have slowed customer growth in certain of the Company's markets, the overall effect on the Company's total customer growth to date has not been material. However, management anticipates that customer growth will be lower in the future, primarily as a result of the increase in the number of competitors in its markets.

Investment and Other Income
---------------------------
Investment and other income totaled $134.4 million in 2000 and $288.3 million in 1999. Gain on cellular and other investments totaled $96.1 million in the first nine months of 2000 and $266.7 in the first nine months of 1999. The gains in 2000 were from the sales of the Company's majority interest in one market and minority interests in two markets, and from cash received from the settlement of a legal matter. The Company recognized a $259.5 million gain in the second quarter of 1999 on the difference between its historical basis in its investment in AirTouch Communications, Inc. ("ATI") common shares and the value of Vodafone Group plc ("VOD") American Depositary Receipts and cash received in the merger of ATI and VOD.

Investment income was $30.7 million in 2000 compared to $24.5 million in 1999, a 25% increase. Investment income primarily represents the Company's share of net income from the markets managed by others that are accounted for by the equity method. The aggregate income from the markets in which the Company had interests in both 1999 and 2000 increased in 2000.

Interest and Income Taxes
-------------------------
Interest expense decreased $20,000 in 2000 as the Company's outstanding debt balances remained relatively constant in 1999 and 2000.

Income tax expense was $157.9 million in 2000 and $200.6 million in 1999. Income tax expense related to gains on cellular and other investments totaled $45.7 million in 2000 and $106.6 million in 1999. The overall effective tax rates were 44% in 2000 and 42% in 1999. The change in 2000's effective tax rate was primarily related to the nature of the gains on cellular and other investments in 2000 and 1999.

TDS and the Company are parties to a Tax Allocation Agreement, pursuant to which the Company is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial reporting purposes, the Company computes federal income taxes as if it were filing a separate return as its own affiliated group and was not included in the TDS group.

Extraordinary Loss
------------------
Extraordinary item - (loss) on extinguishment of debt, net of tax totaled $29.5 million in 2000, or $(.32) per diluted share. In 2000, the Company repurchased $40,817,000 face value of its Liquid Yield Option Notes ("LYONs") and satisfied $72,664,000 face value of converted LYONs by paying cash to the holders. In total, the Company paid $64.9 million in cash and recorded accounts payable of $10.9 million related to amounts paid in October 2000. The loss resulted from the difference between the repurchase or conversion price, which approximated market value, and the accreted value of the LYONs repurchased or converted. This loss is not deductible for tax purposes.

Net Income
----------
Net income totaled $169.6 million in 2000 and $279.8 million in 1999. Diluted earnings per share was $1.92 in 2000 and $3.03 in 1999. Net income and earnings per share in 2000 and 1999 included significant after-tax gains on cellular and other investments, and an extraordinary loss in 2000, representing $20.9 million and $0.23 per share in 2000 and $160.2 million and $1.69 per share in 1999. Excluding the after-tax effect of these gains and an extraordinary loss in 2000, net income would have been $148.7 million, or $1.69 per share, in 2000 and $119.6 million, or $1.34 per share, in 1999.

Three Months Ended 9/30/00 Compared to Three Months Ended 9/30/99
-----------------------------------------------------------------
Operating revenues totaled $414.2 million in the third quarter of 2000, up $41.0 million, or 11%, over 1999. Average monthly service revenue per customer decreased to $46.54 in the third quarter of 2000 compared to $49.73 in the same period of 1999 for reasons generally the same as the first nine months of 2000.

Revenues from local customers' usage of the Company's systems increased $38.6 million, or 16%, in 2000 primarily due to the increased number of customers served. Average monthly local retail minutes of use per customer totaled 170 in the third quarter of 2000 compared to 124 in 1999. Also, as the number of customers and amount of revenue earned continued to grow, average revenue per minute of use continued to decline. As a result, average monthly local retail revenue per customer declined 1% to $32.88 in the third quarter of 2000 compared to $33.37 in 1999.

Inbound roaming revenue decreased $13.6 million, or 15%, in 2000 as the increase in inbound roaming minutes of use was more than offset by a decrease in the average inbound roaming revenue per minute of use. Monthly inbound roaming revenue per customer averaged $9.17 in 2000 compared to $12.66 in 1999.

Long-distance revenue increased $7.2 million, or 28%, in 2000. The increase was primarily driven by the increased volume of long-distance calls billed by the Company, primarily from inbound roamers using the Company's systems to make long-distance calls, partially offset by per minute price reductions primarily related to long-distance charges on roaming minutes of use. Monthly long-distance revenue per customer averaged $3.83 in 2000 and $3.51 in 1999.

Equipment sales revenue increased $4.5 million, or 35%, reflecting a 24% increase in the number of gross customer activations, to 283,000 in 2000 compared to 228,000 in 1999, plus increases in the number of dual-mode units sold and in the volume of accessories sold.

Operating expenses totaled $319.7 million in the third quarter of 2000, up $42.0 million, or 15%, over 2000. System operations expenses increased $9.9 million, or 22%, in 2000 as a result of increases in minutes of use and costs associated with maintaining 9% more cell sites than in 1999, partially offset by decreases in cost per minute for outbound roaming and toll transactions.

Marketing and selling expenses increased $7.1 million, or 11%, in 2000. The increase was primarily due to a 24% increase in the number of gross customer activations. Cost per gross customer activation was $321 in 2000 and $358 in 1999.

Cost of equipment sold increased $6.5 million, or 23%, in 2000. The increase reflects a rise in the number of dual-mode units sold in 2000, plus an increase in the volume of accessories sold.

General and administrative expenses increased $9.3 million, or 12%, in 2000, primarily related to the increase in customers served.

Operating cash flow increased $8.2 million, or 5%, to $161.2 million in 2000; operating cash flow margins totaled 40.7% in 2000 and 42.5% in 1999. The decrease in operating cash flow margin was primarily the result of increased costs associated with continued customer growth.

Depreciation expense increased $4.6 million, or 10%, in 2000, reflecting an 11% increase in average fixed asset balances.

Amortization of intangibles increased $4.6 million, or 44%, in 2000, reflecting the amortization of capitalized development costs beginning October 1, 1999 related to the Company's new billing and information system.

Operating income totaled $94.5 million in 2000 compared to $95.6 million in 1999, a 1% decrease. The operating income margin decreased to 23.8% in 2000 from 26.5% in 1999. The decreases in operating income and operating income margin were primarily the result of increased costs associated with continued customer growth and higher amortization expense.

Investment and other income increased $76.2 million to $91.4 million in 2000. Gains on cellular and other investments totaled $78.2 million in the third quarter of 2000, resulting from the sale of the Company's majority interest in one market and minority interest in another market, and from cash received from the settlement of a legal matter. Investment income increased $418,000, or 4%, in 2000 due to the increase in 2000 in the aggregate income from the markets in which the Company had interests in both 1999 and 2000.

Total interest expense decreased $150,000, or 2%, in 2000, due to a slight decrease in average debt balances. Income tax expense totaled $81.4 million in 2000 and $44.1 million in 1999. Income tax expense related to gains on cellular and other investments totaled $39.1 million in 2000 and $2.2 million in 1999. Extraordinary (loss), net of tax totaled $23.4 million in 2000.

Net income totaled $71.8 million in 2000 compared to $57.1 million in 1999. Both net income and earnings per share in both years were significantly affected by gains on cellular and other investments and by the extraordinary loss in 2000. A summary of the after-tax effect of gains and the extraordinary loss on net income and diluted earnings per share is shown below.



                                                                         Three Months Ended September 30,
                                                                         --------------------------------
                                                                            2000                 1999
                                                                         ----------           -----------
                                                                               (Dollars in thousands,
                                                                              except per share amounts)

      Net income before after-tax effects of gains
         and extraordinary loss                                          $   56,054           $    53,265
      Add: After-tax effects of gains and extraordinary loss                 15,700                 3,798
                                                                         ----------           -----------
      Net income as reported                                             $   71,754           $    57,063
                                                                         ==========           ===========

      Earnings per share before after-tax effects
         of gains and extraordinary loss                                 $     0.64           $      0.59
      Add: After-tax effects of gains and extraordinary loss                   0.17                  0.04
                                                                         ----------           -----------
      Diluted earnings per share as reported                             $     0.81           $      0.63
                                                                         ==========           ===========


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

Cash flows from operating activities provided $425.0 million in 2000 and $287.1 million in 1999. Operating cash flow provided $448.5 million in 2000 and $386.0 million in 1999. Cash flows from other operating activities (investment and other income, interest expense, income taxes, changes in working capital and changes in other assets and liabilities) required $23.5 million in 2000 and $98.9 million in 1999. Income taxes and interest paid totaled $82.3 million in 2000 and $74.1 million in 1999.

Cash flows from investing activities required $156.7 million in 2000 and $154.6 million in 1999. Cash required for property, plant and equipment and system development expenditures totaled $206.6 million in 2000 and $242.7 million in 1999. In both periods, these expenditures were financed with internally generated cash. These expenditures primarily represent the construction of 153 and 160 cell sites in 2000 and 1999, respectively, plus other plant additions and costs related to the development of the Company's office systems. In both periods, other plant additions included significant amounts related to the replacement of retired assets and the changeout of analog radio equipment for digital radio equipment. Acquisitions required $36.0 million in 2000 and $27.0 million in 1999. The Company received net cash proceeds totaling $73.0 million in 2000 and $96.0 million in 1999 related to cellular and other investments. Cash distributions from cellular entities in which the Company has an interest provided $13.6 million in 2000 and $17.9 million in 1999.

Cash flows from financing activities required $273.2 million in 2000 and $554,000 in 1999. In 2000, the Company repurchased a total of 3,140,900 of its Common Shares for a total of $206.8 million in cash, plus $4.7 million of accounts payable recorded for payments made in October 2000. These stock repurchases were made under separate programs authorized by the Company's Board of Directors. In March 2000, the Board of Directors authorized the repurchase of up to 1.4 million USM Common Shares, all of which were repurchased as of September 30, 2000. A total of 1,263,300 Common Shares were repurchased under a separate program of 1.4 million USM Common Shares authorized by the Board of Directors in May 2000. An additional 477,600 USM Common Shares were purchased pursuant to a previously authorized program to repurchase a limited amount of shares on a quarterly basis, primarily for use in employee benefit plans. Retirement of debt required $64.9 million of cash in 2000, plus $10.9 million of accounts payable recorded for payments made in October 2000, as the Company repurchased $40,817,000 face value of LYONs and paid cash to satisfy the conversion of $72,664,000 face value of LYONs by the holders. Additionally, the Company satisfied the conversion of $82,781,000 face value of LYONs by issuing approximately 105,000 new USM Common Shares and by reissuing approximately 680,000 treasury shares valued at $47.4 million. In 2000, the Company borrowed and repaid $6.0 million under its revolving credit facility with a group of banks.

Anticipated capital requirements for 2000 primarily reflect the Company's construction and system expansion program. The Company's construction and system expansion budget for 2000 is approximately $310 million, to expand and enhance the Company's coverage in its service areas, including the addition of digital service capabilities to its systems, and to enhance the Company's office systems.

Acquisitions and Divestitures
-----------------------------
The Company assesses its cellular holdings on an ongoing basis in order to maximize the benefits derived from clustering its markets. The Company also reviews attractive opportunities for the acquisition of additional wireless spectrum. Over the past few years, the Company has completed exchanges of controlling interests in its less strategic markets for controlling interests in markets which better complement its clusters. The Company has also completed outright sales of other less strategic markets, and has purchased controlling interests in markets which enhance its clusters. The proceeds from any sales have been used to further the Company's growth.

In the first nine months of 2000, the Company acquired majority interests in two markets and several minority interests in other markets, representing 328,000 pops, for consideration totaling $76.0 million. The consideration consisted of $49.7 million in cash, approximately 28,000 USM Common Shares, forgiveness of notes receivable totaling $10.4 million and payables totaling $14.2 million.

In the first nine months of 1999, the Company acquired a majority interest in one market and minority interests in several markets, representing 243,000 pops, for a total of $30.1 million, consisting primarily of cash.

In the first nine months of 2000, the Company divested a majority interest in one market and minority interests in two markets representing 382,000 pops for a total consideration of $114.8 million. The consideration consisted of $74.2 million in cash and $40.6 million in receivables.

In the first nine months of 1999, the Company divested a majority interest in one market and minority interests in three markets, representing 606,000 pops, for a total consideration of $59.7 million. The majority interest was sold to BellSouth Corporation as part of a transaction which was substantially completed in November 1997; therefore, no gain or loss was recorded on this sale.

As of September 30, 2000, the Company had agreements pending to acquire a majority interest in one market, representing 122,000 pops, for cash totaling $56.0 million, and to divest minority interests in three markets, representing 37,000 pops, for consideration totaling $12.6 million. The Company expects these transactions to be completed in early 2001.

Liquidity
---------
The Company anticipates that the aggregate resources required for the remainder of 2000 will include the following:
 - approximately $103 million for capital spending; and
 - an as yet undetermined amount that may be needed to repurchase USM Common Shares or LYONs under programs authorized by the Company's Board of Directors.

In May 2000, the Company's Board of Directors authorized the repurchase of an additional 1.4 million USM Common Shares. Through September 30, 2000, the Company had repurchased 1,263,300 shares under this program. Additionally, the Company may repurchase a limited amount of additional shares on a quarterly basis, primarily for use in employee benefit plans.

In October 2000, the Company's Board of Directors authorized the repurchase of a third 1.4 million USM Common Shares. The Company completed the second 1.4 million authorization and began repurchases under the third 1.4 million authorization in October 2000.

The Board of Directors has authorized management to opportunistically repurchase LYONs in private transactions. The Company may also purchase a limited amount of LYONs in open-market transactions from time to time. The Company's LYONs are convertible, at the option of their holders, at any time prior to maturity, redemption or purchase, into USM Common Shares at a conversion rate of 9.475 USM Common Shares per LYON. Upon conversion, the Company has the option to deliver to holders either USM Common Shares or cash equal to the market value of the USM Common Shares into which the LYONs are convertible.

The Company is generating substantial cash from its operations and anticipates financing these expenditures primarily with internally generated cash. The Company had $192.8 million of cash and cash equivalents at September 30, 2000. Additionally, the entire balance of $500 million under the Company's Revolving Credit Facility is unused and remains available to meet any short-term borrowing requirements.

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

The Company maintains a portfolio of available for sale marketable equity securities which resulted from acquisitions and the sale of non-strategic assets. The market value of these investments, principally Vodafone AirTouch plc American Depositary Receipts ("VOD ADRs"), amounted to $410.1 million at September 30, 2000. A hypothetical 10% decrease in the share prices of these investments would result in a $41.0 million decline in the market value of the investments.

PRIVATE  SECURITIES  LITIGATION  REFORM  ACT  OF  1995  SAFE  HARBOR  CAUTIONARY
STATEMENT
This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Quarterly Report on Form 10-Q contain statements that are not based on historical fact, including the words "believes", "anticipates", "intends", "expects", and similar words. These statements constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, but are not limited to:
- general economic and business conditions, both nationally and in the regions in which the Company operates;
-  technology changes;
-  competition;
-  changes in business strategy or development plans;
-  acquisitions/divestitures of  properties  and/or  licenses;
-  changes  in  governmental  regulations;
-  availability of future financing; and
- changes in growth in cellular customers, penetration rates, churn rates and roaming rates.

The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.


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
                                                           ---------

                                                                    Three Months                        Nine Months Ended
                                                                    September 30,                         September 30,
                                                         ---------------------------------      --------------------------------
                                                              2000                1999              2000                1999
                                                         -------------       -------------      -------------      -------------
                                                                     (Dollars in thousands, except per share amounts)
OPERATING REVENUES
    Service                                              $     396,629       $     360,140      $   1,125,978      $   1,023,857
    Equipment sales                                             17,570              13,061             45,965             36,281
                                                         -------------       -------------      -------------      -------------
        Total Operating Revenues                               414,199             373,201          1,171,943          1,060,138
                                                         -------------       -------------      -------------      -------------

OPERATING EXPENSES
    System operations                                           54,659              44,807            152,286            165,139
    Marketing and selling                                       73,988              66,848            214,174            188,533
    Cost of equipment sold                                      34,430              27,915             99,081             81,015
    General and administrative                                  89,892              80,627            257,931            239,500
    Depreciation                                                51,665              47,031            153,052            135,332
    Amortization of intangibles                                 15,037              10,413             44,783             30,493
                                                         -------------       -------------       ------------      -------------
        Total Operating Expenses                               319,671             277,641            921,307            840,012
                                                         -------------       -------------       ------------      -------------
OPERATING INCOME                                                94,528              95,560            250,636            220,126
                                                         -------------       -------------       ------------      -------------

INVESTMENT AND OTHER INCOME
    Investment income                                           11,114              10,696             30,671             24,530
    Amortization of licenses related to investments               (412)               (363)              (965)              (933)
    Interest income                                              4,726               1,833             13,477              4,590
    Other income (expense), net                                    233                  19              1,950               (452)
    Minority share of income                                    (2,491)             (3,077)            (6,801)            (6,156)
    Gain on cellular and other investments                      78,224               6,046             96,075            266,744
                                                         -------------       -------------      -------------      -------------
        Total Investment and Other Income                       91,394              15,154            134,407            288,323
                                                         -------------       -------------      -------------      -------------
INCOME BEFORE INTEREST AND INCOME TAXES                        185,922             110,714            385,043            508,449
Interest expense                                                 9,358               9,508             28,096             28,116
                                                         -------------       -------------      -------------      -------------
INCOME BEFORE INCOME TAXES                                     176,564             101,206            356,947            480,333
Income tax expense                                              81,443              44,143            157,901            200,568
                                                         -------------       -------------      -------------      -------------
INCOME BEFORE EXTRAORDINARY ITEM                                95,121              57,063            199,046            279,765
                                                         -------------       -------------      -------------      -------------
Extraordinary item-(loss) on extinguishment
 of debt, net of tax                                           (23,367)                 --            (29,473)                --
                                                         -------------       -------------      -------------      -------------
NET INCOME                                               $      71,754       $      57,063      $     169,573      $     279,765
                                                         =============       =============      ==============     =============

BASIC WEIGHTED AVERAGE COMMON AND
  SERIES A COMMON SHARES (000s)                                 85,685              87,484             86,520             87,445

BASIC EARNINGS PER COMMON AND
  SERIES A  COMMON SHARES (Note 2)
 Income Before Extraordinary Item                        $        1.11       $        0.65      $        2.30      $        3.20
 Extraordinary Item                                              (0.27)                 --              (0.34)                --
                                                         -------------       -------------      -------------      -------------
 Net Income                                              $        0.84       $        0.65      $        1.96      $        3.20
                                                         =============       =============      =============      =============
DILUTED EARNINGS PER COMMON AND
  SERIES A COMMON SHARES (Note 2)
  Income Before Extraordinary Item                       $        1.07       $        0.63      $        2.24      $        3.03
  Extraordinary Item                                             (0.26)                 --              (0.32)                --
                                                         -------------       -------------      -------------      -------------
  Net Income                                             $        0.81       $        0.63      $        1.92      $        3.03
                                                         =============       =============      =============      =============


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

                             UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                             ---------------------------------------------------
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   -------------------------------------
                                                Unaudited
                                                ---------

                                                                            Nine Months Ended
                                                                               September 30,
                                                                   -------------------------------------
                                                                        2000                   1999
                                                                   -------------           -------------
                                                                           (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                      $     169,573           $     279,765
   Add (Deduct) adjustments to reconcile net income
      to net cash provided by operating activities
        Depreciation and amortization                                    197,835                 165,825
        Deferred income tax provision                                     38,119                 119,354
        Investment income                                                (30,671)                (24,530)
        Minority share of income                                           6,801                   6,156
        Extraordinary Item                                                29,473                      --
        Gain on cellular and other investments                           (96,075)               (266,744)
        Other noncash expense                                             23,251                  20,266
        Proceeds from litigation settlement                               42,457                      --
        Change in inventory                                               (3,659)                 (7,871)
        Change in accounts receivable                                    (22,208)                (42,082)
        Change in accounts payable                                        (6,176)                  1,466
        Change in accrued interest                                        (4,148)                 (4,533)
        Change in accrued taxes                                           65,908                  30,838
        Change in customer deposits and deferred revenues                  9,247                   3,875
        Change in other assets and liabilities                             5,297                   5,335
                                                                   -------------           -------------
                                                                         425,024                 287,120
                                                                   -------------           -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment                           (199,821)               (217,485)
   System development costs                                               (6,812)                (25,260)
   Investments in and advances (to)/from
      unconsolidated entities                                             (3,681)                    724
   Distributions from unconsolidated entities                             13,607                  17,891
   Proceeds from cellular and other investments                           72,973                  95,987
   Acquisitions, excluding cash acquired                                 (35,979)                (26,967)
   Other investing activities                                              3,049                     548
                                                                   -------------           -------------
                                                                        (156,664)               (154,562)
                                                                   -------------           -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of debt                                                     (64,891)                   (267)
   Borrowings from revolving credit facility                               6,000                      --
   Repayment of revolving credit facility                                 (6,000)                     --
   Repurchase of Common Shares                                          (206,782)                     --
   Common Shares issued                                                    4,450                   3,507
   Capital (distributions) to minority partners                           (5,971)                 (3,794)
                                                                   -------------           -------------
                                                                        (273,194)                   (554)
                                                                   -------------           -------------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                       (4,834)                132,004

CASH AND CASH EQUIVALENTS-
   Beginning of period                                                   197,675                  51,975
                                                                   -------------           -------------
   End of period                                                   $     192,841           $     183,979
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
                                                     ------

                                                           (Unaudited)
                                                          September 30,              December 31,
                                                               2000                       1999
                                                          -------------             -------------
                                                                  (Dollars in thousands)
CURRENT ASSETS
   Cash and cash equivalents
      General funds                                       $      58,937             $      29,169
      Affiliated cash equivalents                               133,904                   168,506
                                                          -------------             -------------
                                                                192,841                   197,675
   Temporary investments                                              7                       148
   Accounts receivable
      Customers, net of allowance                               136,092                   124,145
      Roaming                                                    71,268                    61,915
      Affiliates                                                     --                        15
      Other                                                       9,111                     9,584
   Inventory                                                     33,404                    29,999
   Note receivable                                                   --                    10,000
   Prepaid expenses                                              10,027                    10,081
   Other current assets                                           6,665                     5,221
                                                          -------------             -------------
                                                                459,415                   448,783
                                                          -------------             -------------
INVESTMENTS
   Licenses, net of accumulated amortization                  1,140,775                 1,156,175
   Marketable equity securities                                 410,140                   540,711
   Investment in unconsolidated entities,
      net of accumulated amortization                           170,484                   124,573
   Notes and interest receivable - long-term                     43,323                    10,736
   Marketable non-equity securities                                  --                       216
                                                          -------------             -------------
                                                              1,764,722                 1,832,411
                                                          -------------             -------------
PROPERTY, PLANT AND EQUIPMENT
   In service and under construction                          1,720,516                 1,579,278
   Less accumulated depreciation                                615,975                   508,273
                                                          -------------             -------------
                                                              1,104,541                 1,071,005
                                                          -------------             -------------
DEFERRED CHARGES
   System development costs,
      net of accumulated amortization                           123,022                   135,462
   Other, net of accumulated amortization                        10,730                    12,434
                                                          -------------             -------------
                                                                133,752                   147,896
                                                          -------------             -------------
   Total Assets                                           $   3,462,430             $   3,500,095
                                                          =============             =============

                           The accompanying notes to consolidated financial
                         statements are an integral part of these statements.


                             UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                             ---------------------------------------------------
                                         CONSOLIDATED BALANCE SHEETS
                                         ---------------------------
                                   LIABILITIES AND SHAREHOLDERS' EQUITY
                                   ------------------------------------
                                                           (Unaudited)
                                                          September 30,              December 31,
                                                               2000                       1999
                                                          -------------             -------------
                                                                   (Dollars in thousands)
CURRENT LIABILITIES
   Accounts payable
      Affiliates                                          $       1,710             $       3,127
      Other                                                     172,921                   143,967
   Customer deposits and deferred revenues                       46,129                    36,882
   Accrued interest                                               3,477                     7,064
   Accrued taxes                                                 73,425                     7,517
   Accrued compensation                                          17,704                    16,555
   Other current liabilities                                     16,094                    11,867
                                                          -------------             -------------
                                                                331,460                   226,979
                                                          -------------             -------------
LONG-TERM DEBT
   6% zero coupon convertible debentures                        227,456                   296,322
   7.25% unsecured notes                                        250,000                   250,000
   Other                                                         13,000                        --
                                                          -------------             -------------
                                                                490,456                   546,322
                                                          -------------             -------------
DEFERRED LIABILITIES AND CREDITS
   Net deferred income tax liability                            388,593                   401,983
   Other                                                         13,178                     9,199
                                                          -------------             -------------
                                                                401,771                   411,182
                                                          -------------             -------------
MINORITY INTEREST                                                39,446                    40,971
                                                          -------------             -------------
COMMON SHAREHOLDERS' EQUITY
   Common Shares, par value $1 per share                         55,043                    54,713
   Series A Common Shares, par value $1 per share                33,006                    33,006
   Additional paid-in capital                                 1,328,464                 1,331,274
   Treasury Shares, at cost (2,461,686 shares)                 (164,095)                       --
   Accumulated other comprehensive income                         3,048                    81,391
   Retained earnings                                            943,831                   774,257
                                                          -------------             -------------
                                                              2,199,297                 2,274,641
                                                          -------------             -------------
   Total Liabilities and Shareholders' Equity             $   3,462,430             $   3,500,095
                                                          =============             =============


                           The accompanying notes to consolidated financial
                         statements are an integral part of these statements.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 2000 and December 31, 1999, and the results of operations and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the nine months ended September 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

2. Net Income used in computing Earnings per Common Share and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

                                                                Three Months Ended         Nine Months Ended
                                                                   September 30,             September 30,
                                                             ----------------------     ----------------------
                                                                2000         1999          2000         1999
                                                             ---------    ---------     ---------    ---------
                                                                           (Dollars in thousands)
        Net Income Before Extraordinary Item
           used in Basic Earnings Per Share                  $  95,121    $  57,063     $ 199,046    $ 279,765

        Extraordinary Item                                     (23,367)          --       (29,473)          --
                                                             ---------    ---------     ---------    ---------
        Net Income Available to Common used in
           Basic Earnings Per Share                          $  71,754    $  57,063     $ 169,573    $ 279,765
                                                             =========    =========     =========    =========
        Basic Weighted average number of Common
           Shares used in Earnings Per Share (000's)            85,685       87,484        86,520       87,445
                                                             =========    =========     =========    =========
        Basic Earnings Per Share
           Continuing Operations                             $    1.11    $    0.65     $    2.30    $    3.20
           Extraordinary Item                                    (0.27)          --         (0.34)          --
                                                             ---------    ---------     ---------    ---------
                                                             $    0.84    $    0.65     $    1.96    $    3.20
                                                             =========    =========     =========    =========

                             UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                             ---------------------------------------------------
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------------------------------------
                                                 (Unaudited)


                                                             Three Months Ended           Nine Months Ended
                                                                September 30,                September 30,
                                                         -------------------------   -------------------------
                                                             2000          1999          2000         1999
                                                         -----------   -----------   -----------   -----------
                                                           (Dollars in thousands, except per share amounts)
    Net Income Before Extraordinary Item
       used in Basic Earnings Per Share                  $    95,121   $    57,063   $   199,046   $   279,765

    Interest expense eliminated as a result of
       the pro forma conversion of
       Convertible Debentures                                  2,276         2,511         7,136         7,425
                                                         -----------   -----------   -----------   -----------
    Net Income Before Extraordinary Item used in
       Diluted Earnings Per Share                             97,397        59,574       206,182       287,190

    Extraordinary Item                                       (23,367)           --       (29,473)           --
                                                         -----------   -----------   -----------   -----------
    Net Income Available to Common used in
       Diluted Earnings Per Share                        $    74,030   $    59,574   $   176,709   $   287,190
                                                         ===========   ===========   ===========   ===========
    Basic Weighted average number of Common
       Shares used in Earnings Per Share (000's)              85,685        87,484        86,520        87,445

    Effect of Dilutive Securities:
       Stock Options and Stock Appreciation Rights               390           483           407           241
       Conversion of Convertible Debentures                    5,052         7,054         5,052         7,054
                                                         -----------   -----------   -----------   -----------
    Diluted Weighted Average Number of Common
       Shares used in Earnings Per Share                      91,127        95,021        91,979        94,740
                                                         ===========   ===========   ===========   ===========
    Diluted Earnings Per Share
       Continuing Operations                             $      1.07   $      0.63   $      2.24   $      3.03
       Extraordinary Item                                      (0.26)           --         (0.32)           --
                                                         ------------  -----------   ------------  -----------
                                                         $      0.81   $      0.63   $      1.92   $      3.03
                                                         ===========   ===========   ===========   ===========

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)


3.      Supplemental Cash Flow Information

        The Company acquired certain cellular licenses and interests during the first nine months of 2000 and 1999. In conjunction with these acquisitions, the following assets were acquired, liabilities assumed and Common Shares issued.

                                                                          Nine Months Ended
                                                                             September 30,
                                                                    ------------------------------
                                                                        2000              1999
                                                                    ------------      ------------
                                                                         (Dollars in thousands)
        Property, plant and equipment                               $         --      $      3,444
        Cellular licenses                                                 18,761            19,879
        Investment in unconsolidated entities                             56,034              (748)
        Decrease in note receivable                                      (10,000)               --
        Decrease in minority investments                                   1,721             3,682
        Long-term debt                                                   (13,000)               --
        Accounts payable - other                                         (13,744)               --
        Other assets and liabilities,
           excluding cash acquired                                          (961)              710
        Common Shares issued                                              (2,833)               --
                                                                   -------------      ------------
        Decrease in cash due to acquisitions                       $      35,978      $     26,967
                                                                   =============      ============


      The following summarizes certain noncash transactions and interest and income taxes paid.

                                                                          Nine Months Ended
                                                                             September 30,
                                                                       ------------------------
                                                                          2000           1999
                                                                       ---------      ---------
                                                                        (Dollars in thousands)
      Interest paid                                                     $  18,852      $  19,254
      Income taxes paid                                                    63,400         54,837
      Noncash interest expense                                             13,358         12,781
      Common and treasury shares issued for
        conversion of LYONs                                             $  34,466      $      --



4.      Gain on Cellular and Other Investments

        Gain on cellular and other investments in 2000 reflects gains recorded on the sale of the Company's majority interest in one market and minority interests in two markets and from the settlement of a legal matter. Gain on cellular and other investments in 1999 primarily related to the merger between AirTouch Communications, Inc. ("ATI") and Vodafone Group plc. The Company recognized a gain on the difference between its historical basis in the ATI shares and the June 30, 1999 value of the Vodafone AirTouch plc American Depository Receipts ("VOD ADRs") plus the cash received as a result of this merger.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)


5.      Other Comprehensive Income

        The Company's Comprehensive Income includes Net Income and Unrealized Gains from Marketable Equity Securities that are classified as "available-for-sale". The following table summarizes the Company's Comprehensive Income:

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                        -------------------------------
                                                                            2000                1999
                                                                        -----------         -----------
                                                                             (Dollars in thousands)
       Accumulated Other Comprehensive Income
       Balance, beginning of period                                     $    81,391         $    69,465
       Add:
           Unrealized gains (losses) on securities                         (130,571)            242,811
           Income tax effect                                                 52,228             (97,126)
                                                                        -----------         -----------
       Net unrealized gains (losses)                                        (78,343)            145,685
                                                                        -----------         -----------
       Deduct:
           Gain on reclassification of securities                                --             259,464
           Income tax effect                                                     --            (103,786)
                                                                        -----------         -----------
       Net unrealized gains reclassified to
           Net Income                                                            --             155,678


       Net change in unrealized gains included in
           comprehensive income                                             (78,343)             (9,993)
                                                                        -----------         -----------
       Balance, end of period                                           $     3,048         $    59,472
                                                                        ===========         ===========



                                                      Three Months Ended                Nine Months Ended
                                                          September 30,                    September 30,
                                                  ---------------------------       ---------------------------
                                                      2000            1999              2000           1999
                                                  ------------    ------------      ------------    -----------
                                                                     (Dollars in thousands)
     Comprehensive Income
        Net Income                                $     71,754    $     57,063      $    169,573    $   279,765
        Net change in unrealized gains
             (losses) on securities                    (29,774)         55,857           (78,343)        (9,993)
                                                  -------------   ------------      -------------   -----------
                                                  $     41,980    $    112,920      $     91,230    $   269,772
                                                  ============    ============      ============    ===========

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)


6.   Marketable Equity Securities

     Marketable  equity securities  include the Company's  investments in equity
     securities,   primarily  VOD  ADRs.  These  securities  are  classified  as available-for-sale and stated at fair market value.

     Information   regarding  the  Company's  marketable  equity  securities  is summarized below.

                                                                   September 30,        December 31,
                                                                       2000                1999
                                                                   -------------       -------------
                                                                           (Dollars in thousands)
    Available-for-sale Equity Securities
    Aggregate Fair Value                                           $     410,140       $     540,711
    Original Cost                                                        405,061             405,061
                                                                   -------------       -------------
    Gross Unrealized Holding Gains                                         5,079             135,650
    Tax Effect                                                             2,031              54,259
                                                                   -------------       -------------
    Net Unrealized Holding Gains, net of tax                       $       3,048       $      81,391
                                                                   =============       =============


7.  Treasury Shares

    As of September 30, 2000, the Company had repurchased a total of 3,140,900 of its Common Shares, at an aggregate cost of $211.5 million. Of the total shares repurchased, 477,600 were under a previously approved program; 1.4 million were under the program announced in the first quarter which authorized U.S. Cellular to repurchase up to 1.4 million shares; and 1.3 million were under the program announced during the second quarter which authorized U.S. Cellular to repurchase up to an additional 1.4 million shares.

    As of September 30, 2000, the Company had reissued 679,640 treasury shares to satisfy conversions of $71.7 million face value ($30.0 million carrying value) of LYONs. The book value of these treasury shares was calculated using the first-in, first-out method and totaled $47.4 million.

    In October 2000, the Board of Directors authorized the repurchase of up to an additional 1.4 million USM Common Shares.


8.  Extraordinary Item - Loss on Extinguishment of Debt

    The Company repurchased $40.8 million face value ($16.9 million carrying value) of its Liquid Yield Option Notes ("LYONs") in private transactions. Additionally, the Company satisfied $72.7 million face value ($30.3 million carrying value) of LYONs conversions by paying cash to the holders. In total, the Company paid $64.9 million in cash and recorded $10.9 millin of accounts payable (for payments made in October 2000) in connectin with these repurchases and conversions of LYONs. For the three and nine month periods ended September 30, 2000, net losses totaling $23.4 million and $29.5 million, respectively, or $(.26) and $(.32) per diluted share, respectively, were recorded to account for the difference between the repurchase or conversion price and the carrying value. This loss is not deductible for tax purposes.

                           PART II. OTHER INFORMATION
                           --------------------------
Item 1.  Legal Proceedings

On April 11, 2000, two affiliates of U.S. Cellular, along with two unrelated wireless carriers, filed a declaratory judgment action in the United States
District  Court for the  Northern  District of Iowa  against  the Iowa  Attorney
General. This action was in response to the Attorney General's ongoing investigation of certain wireless industry practices involving wireless service agreements and related matters. The suit by U.S. Cellular and the other wireless carriers seeks to have certain state laws declared inapplicable to wireless service agreements and such practices. In response, the Iowa Attorney General filed suit in the Iowa State District Court for Polk County against U.S. Cellular, alleging violations of various state consumer credit and other consumer protection laws. The Attorney General is seeking injunctive relief, barring the enforcement of contracts in excess of four months, and related relief. The Attorney General is also seeking unspecified reimbursements for customers, statutory fines ($40,000 for certain violations and $5,000 for others, per violation) as well as fees and costs. This case was removed to the U.S. District Court for the Southern District of Iowa. On August 7, 2000, the
U.S. District Court in the Southern District granted the Attorney General's motion to remand the case to the state court. On September 15, 2000, the U.S. District Court in the Northern District dismissed U.S. Cellular's Complaint in its entirety. U.S. Cellular vigorously denies the allegations of the Iowa
Attorney General in the case now remanded to state court and intends to vigorously contest this case. U.S. Cellular also intends to appeal the grant of the motion to dismiss the Northern District case.


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------
     (a)     Exhibits:

             Exhibit 11 - Statement regarding computation of per share earnings is included herein as footnote 2 to the financial statements.

             Exhibit 12 - Statement regarding computation of ratios.

             Exhibit 27 - Financial Data Schedule.


     (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES
                                   ----------


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              UNITED STATES CELLULAR CORPORATION
                                              ----------------------------------
                                                        (Registrant)





Date    November 13, 2000                     /s/  KENNETH R. MEYERS
     -----------------------                  ----------------------------------
                                              Kenneth R. Meyers
                                              Executive Vice President-Finance
                                                and Treasurer
                                              (Chief Financial Officer)


Date    November 13, 2000                     /s/ JOHN T. QUILLE
     -----------------------                  ----------------------------------
                                              John T. Quille
                                              Vice President and Controller
                                              (Principal Accounting Officer)