Form 10-K405
period 2000-12-31
UNITED STATES CELLULAR CORP
filed 2001-03-28
CIK 821130

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-9712

UNITED STATES CELLULAR CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	62-1147325
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes   X    No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

    As of February 28, 2001, the aggregate market value of registrant's Common Shares held by nonaffiliates was approximately $889.2 million (based upon the closing price of the Common Shares on February 28, 2001, of $59.28, as reported by the American Stock Exchange).

    The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2001, is 53,088,285 Common Shares, $1 par value, and 33,005,877 Series A Common Shares, $1 par value.

DOCUMENTS INCORPORATED BY REFERENCE

    Those sections or portions of the registrant's 2000 Annual Report to Shareholders and of the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held May 15, 2001, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Parts II and III of this report.

CROSS REFERENCE SHEET
AND
TABLE OF CONTENTS

		Page Number or Reference(1)
Item 1.	Business	3
Item 2.	Properties	25
Item 3.	Legal Proceedings	25
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	27	(2)
Item 6.	Selected Financial Data	27	(3)
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27	(4)
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	27	(4)
Item 8.	Financial Statements and Supplementary Data	27	(5)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27
Item 10.	Directors and Executive Officers of the Registrant	28	(6)
Item 11.	Executive Compensation	28	(7)
Item 12.	Security Ownership of Certain Beneficial Owners and Management	28	(8)
Item 13.	Certain Relationships and Related Transactions	28	(9)
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	29

(1)
Parenthetical references are to information incorporated by reference from Exhibit 13, which includes portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2000 ("Annual Report") and from the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held on May 15, 2001 (the "Proxy Statement").

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

(8)
Proxy Statement section entitled "Security Ownership of Certain Beneficial Owners and Management."

(9)
Proxy Statement section entitled "Certain Relationships and Related Transactions."

UNITED STATES CELLULAR CORPORATION

8410 WEST BRYN MAWR    •    CHICAGO, ILLINOIS 60631
TELEPHONE (773) 399-8900

PART I

Item 1. Business

The Company

    United States Cellular Corporation (the "Company") provides cellular telephone service to 3,061,000 customers through 139 majority-owned and managed ("consolidated") cellular systems serving approximately 17% of the geography and approximately 9% of the population of the United States. Since 1985, when the Company began providing cellular service in Knoxville, Tennessee, the Company has expanded its cellular networks and customer service operations to cover 145 markets in 25 states as of December 31, 2000. In total, the Company now operates eight market clusters, of which four have a total population of more than two million, and each of which has a total population of more than one million. Overall, 91% of the Company's 26.6 million population equivalents are in markets which are consolidated, 1% are in managed but not consolidated markets and 8% are in markets in which the Company holds an investment interest.

    The Company is the eighth largest wireless company in the United States, based on the aggregate number of customers in its consolidated markets. The Company's corporate development strategy is to operate controlling interests in cellular market licensees in areas adjacent to or in proximity to its other markets, thereby building clusters of operating markets. The Company anticipates that clustering will continue to provide the Company certain economies in its capital and operating costs. As the number of opportunities for outright acquisitions has decreased in recent years, and as the Company's clusters have grown, the Company's focus has shifted to include, in addition to outright acquisitions, exchanges and divestitures of managed and investment interests which are considered less essential to the Company's clustering strategy.

    The following table summarizes the status of the Company's interests in cellular markets at December 31, 2000.

Owns Majority Interest and Manages	139
Owns Minority Interest and Manages	6

Total Markets Managed by the Company	145
To Be Owned and Managed (1)	1

Total Markets Managed and To Be Managed by the Company	146
Markets Managed by Others (2)	30

Total Markets	176

(1)
The Company expects to acquire a majority interest in one market which is currently managed by a third party.
(2)
Represents markets in which the Company owns a minority or other noncontrolling interest and which are managed by third parties; as of December 31, 2000, the Company accounted for its interests in 24 of these markets using the equity method and accounted for the remaining six markets using the cost method.

    Cellular systems in the Company's 139 majority-owned and managed markets served 3,061,000 customers at December 31, 2000, and contained 2,501 cell sites. The average penetration rate in the Company's consolidated markets was 12.21% at December 31, 2000, and the churn rate in all consolidated markets averaged 2.0% per month for the twelve months ended December 31, 2000.

    The Company was incorporated in Delaware in 1983. The Company's executive offices are located at 8410 West Bryn Mawr, Chicago, Illinois 60631. Its telephone number is 773-399-8900. The Common Shares of the Company are listed on the American Stock Exchange under the symbol "USM." The Company's Liquid Yield Option Notes ("LYONs") are also listed on the American Stock Exchange.

    Unless the context indicates otherwise: (i) references to the "Company" refer to United States Cellular Corporation and its subsidiaries; (ii) references to "TDS" refer to Telephone and Data Systems, Inc. and its subsidiaries; (iii) references to "MSA" or to a particular city refer to the Metropolitan Statistical Area, as designated by the U.S. Office of Management and Budget and used by the Federal Communications Commission ("FCC") in designating metropolitan cellular market areas; (iv) references to "RSA" refer to the Rural Service Area, as used by the FCC in designating non-MSA cellular market areas; (v) references to cellular "markets" or "systems" refer to MSAs, RSAs or both; (vi) references to "population equivalents" mean the population of a market, based on 2000 Claritas estimates, multiplied by the percentage interests that the Company owns or has the right to acquire in an entity licensed or designated to receive a license ("licensee") from the FCC to operate a cellular system in such market.

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

  •
  general economic and business conditions, both nationally and in the regions in which the Company operates;
  •
  technology changes;
  •
  competition;
  •
  changes in business strategy or development plans;
  •
  acquisitions/divestitures of properties and/or licenses;
  •
  changes in governmental regulations;
  •
  availability of future financing; and
  •
  changes in growth in cellular customers, penetration rates, churn rates and roaming rates.

Cellular Telephone Operations

    The Cellular Telephone Industry.  Cellular telephone technology provides high-quality, high-capacity communications services to hand-held portable and in-vehicle cellular telephones. Cellular telephone systems are designed for maximum mobility of the customer. Access is provided through system interconnections to local, regional, national and world-wide telecommunications networks. Cellular telephone systems also offer a full range of ancillary services such as conference calling, call-waiting, call-forwarding, voice mail, facsimile and data transmission; those systems which have digital radio capabilities offer additional features such as caller ID and short messaging services.

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

    The FCC currently grants only two licenses to provide cellular telephone service in each market. However, competition for customers includes competing communications technologies, such as:

  •
  conventional landline telephone,
  •
  personal communications systems ("PCS"),
  •
  Specialized Mobile Radio ("SMR") systems,
  •
  mobile satellite communications systems, and
  •
  radio paging.

PCS has become available in most areas of the United States, including nearly all of the Company's markets, and the Company expects PCS operators to continue deployment of PCS in portions of all of the Company's clusters through 2001. Additionally, technologies such as Enhanced Specialized Mobile Radio ("ESMR") and mobile satellite communication systems are proving to be competitive with cellular service in many of the Company's markets.

    The services available to cellular customers and the sources of revenue available to cellular system operators are similar to those provided by conventional landline telephone companies. Customers may be charged a separate fee for system access, airtime, long-distance calls and ancillary services. Cellular system operators also provide service to customers of other operators' cellular systems while the customers are temporarily located within the operators' service areas. Customers using service away from their home system are called "roamers." Roaming is available because technical standards require that analog cellular telephones be compatible in all market areas in the United States. Additionally, because the Company has deployed digital radio technologies in many of its service areas, its customers with digital or dual-mode (both analog and digital capabilities) wireless telephones can roam in other companies' service areas which have a compatible digital technology in place. Likewise, in its service areas with digital technologies in place, the Company can provide roaming service to other companies' customers who have compatible digital wireless telephones. This type of roaming is not limited to cellular customers and systems; PCS customers and systems have this roaming capability as well. In all cases, the system that provides the service to roamers will generate usage revenue, at rates that have been negotiated between the serving carrier and the customer's carrier.

    There have been a number of technical developments in the cellular industry since its inception. Currently, while most companies' MTSOs process information digitally, on certain cellular systems the radio transmission is done on an analog basis. Several years ago, certain digital transmission techniques were approved for implementation by the cellular industry. Time Division Multiple Access ("TDMA") technology was selected as one industry standard by the cellular industry and has been deployed by many wireless operators, including the Company's operations in approximately two-thirds of its markets. Another digital technology, Code Division Multiple Access ("CDMA"), is also being deployed by the Company in its remaining markets. Digital radio technology offers several advantages, including greater privacy, less transmission noise, greater system capacity and potentially lower incremental costs to accomodate additional system usage. The conversion from analog to digital radio technology is continuing on an industry-wide basis; however, this process is expected to take a number of years. PCS operators have deployed TDMA, CDMA and a third digital technology, Global System for Mobile Communication ("GSM"), in the markets where they have begun operations.

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

    The Company's Operations.  From its inception in 1983 until 1993, the Company was principally in a start-up phase. Until 1993, the Company's activities had been concentrated significantly on the acquisition of interests in cellular licensees and on the construction and initial operation of cellular systems. The development of a cellular system is capital-intensive and requires substantial investment prior to and subsequent to initial operation. The Company experienced operating losses and net losses from its inception until 1993. In the years since 1993, the Company has significantly increased its operating cash flows and produced net income. Management anticipates further growth in cellular units in service and revenues as the Company continues to expand through internal growth. Marketing and system operations expenses associated with this expansion may reduce the rate of growth in operating cash flows and operating income during the period of additional growth. In addition, the Company anticipates that the seasonality of revenue streams and operating expenses may cause the Company's operating cash flows and operating income to vary from quarter to quarter.

    While the Company has produced operating income and net income since 1993, changes in any of several factors may reduce the Company's growth in operating income and net income over the next few years. These factors include:

  •
  the growth rate in the Company's customer base;
  •
  the usage and pricing of cellular services;
  •
  the churn rate;
  •
  the cost of providing cellular services, including the cost of attracting new customers;
  •
  continued competition from PCS and other technologies; and
  •
  continuing technological advances which may provide additional competitive alternatives to cellular service.

    The Company is building a substantial presence in selected geographic areas throughout the United States where it can efficiently integrate and manage cellular telephone systems. Its cellular interests include regional market clusters in the following areas:

Midwest Regional Market Cluster

  •
  Western Wisconsin
  •
  Eastern Wisconsin
  •
  Eastern Iowa
  •
  Illinois/Indiana
  •
  Western Iowa
  •
  Missouri

Mid-Atlantic Regional Market Cluster

  •
  Eastern North Carolina/South Carolina
  •
  Virginia/North Carolina
  •
  West Virginia/Maryland/Pennsylvania/Ohio

Northwest Regional Market Cluster

  •
  Washington/Oregon/Idaho
  •
  Oregon/California

Florida/Georgia Market Cluster

Maine/New Hampshire/Vermont Market Cluster

Texas/Oklahoma/Missouri/Kansas Regional Market Cluster

  •
  Oklahoma/Missouri/Kansas
  •
  Texas/Oklahoma

Eastern Tennessee/Western North Carolina Market Cluster

Southern Texas Market Cluster

See "The Company's Cellular Interests."

    The Company has acquired its cellular interests through the wireline application process (16%), including settlements and exchanges with other applicants, and through acquisitions (84%), including acquisitions from TDS and third parties.

Cellular Systems Development

    Acquisitions, Divestitures and Exchanges.  The Company assesses its cellular holdings on an ongoing basis in order to maximize the benefits derived from clustering its markets. The Company also reviews attractive opportunities for the acquisition of additional wireless spectrum. Over the past few years, the Company has completed exchanges of minority interests or controlling interests in its less strategic markets for controlling interests in markets which better complement its clusters. The Company has also completed outright sales of other less strategic markets, and has pruchased controlling interests in markets which enhance its clusters. As a result, the Company has not substantially increased its population equivalents during the past five years, but has shifted the balance of its holdings between investment and operating interests so that currently over 92% of the Company's interests are in markets where it is the operator. As of December 31, 2000, 92% of the Company's population equivalents represented interests in markets the Company operates compared to 83% at December 31, 1995.

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

    Completed Acquisitions.  During 2000, the Company purchased majority interests in two markets and several minority interests (primarily in markets in which the Company currently owns a majority interest), representing approximately 387,000 population equivalents, for consideration totaling $86.5 million. The consideration consisted of $60.5 million in cash, repayment of notes receivable totaling $10.4 million and payables totaling $15.6 million.

    Completed Divestitures.  During 2000, the Company divested a majority interest in one market and minority interests in two markets, representing approximately 384,000 population equivalents, for consideration totaling $114.8 million. The consideration consisted of $74.2 million in cash and $40.6 million in receivables.

    Pending Acquisitions and Divestiture.  As of December 31, 2000, the Company had agreements pending to acquire a majority interest in one market, representing approximately 123,000 population equivalents, for $56.2 million in cash, and to divest minority interests in three markets, representing 7,000 population equivalents, for consideration totaling $2.3 million. The Company expects these transactions to be completed in early 2001.

    The Company is a limited partner in Black Crow Wireless L.P. ("Black Crow"), which was a successful bidder for 17 licenses in 13 markets in the most recent FCC spectrum auction ended in January 2001. The license cost for the 17 licenses amounted to $283.9 million. As a result of its 85% economic interest in Black Crow, the Company, as of December 31, 2000, has contributed a total of $8.9 million in capital and loaned $41.7 million to Black Crow, and loaned $563,000 to the general partner of Black Crow. The exact nature of the Company's financial commitment going forward will be developed as Black Crow develops its long-term business and financing plans. The Company is committed to contributing capital along the lines of its partnership interest, and has committed to loan the general partner up to $20 million. The Company has no other loan commitments, but it is possible that the Company will provide guarantees or other financial undertakings to support Black Crow's efforts at raising debt financing.

    Thirteen of the 17 licenses for which Black Crow was the successful bidder were auctioned by the FCC subject to the final outcome of certain judicial proceedings initiated by parties claiming to have continuing interests in such licenses. These 13 licenses, along with various other licenses, were originally awarded by the FCC in a prior auction. The licenses were subsequently cancelled and reauctioned by the FCC after the winning bidders of the prior auction were unable to make their required payments to the FCC on a timely basis. The winning bidders in the prior auction are contesting the FCC's decision to revoke and reauction the licenses. In the event the parties are successful in their challenge against the FCC, the winning bidders in the January 2001 auctions, including Black Crow, may be required to surrender these licenses. In such event, Black Crow would receive a refund of payments made to the FCC for such licenses and only acquire four licenses in three markets for a total cost of $3.8 million, which would significantly reduce U.S. Cellular's current and potential future financial commitments.

    The Company maintains shelf registration of its Common Shares and Preferred Stock under the Securities Act of 1933 for issuance specifically in connection with acquisitions.

    The Company is a majority-owned subsidiary of TDS. TDS owns 82.4% of the combined total of the outstanding Common Shares and Series A Common Shares of the Company and controls 96.1% of the combined voting power of both classes of common stock.

Cellular Interests and Clusters

    The Company operates clusters of adjacent cellular systems in almost all of its markets, enabling its customers to benefit from larger local service areas than otherwise possible. Customers may make outgoing calls and receive incoming calls within this area without special roaming arrangements. In addition to benefits to customers, clustering also has provided to the Company certain economies in its capital and operating costs. These economies are made possible through increased sharing of facilities, personnel and other costs and have resulted in a reduction of the Company's per customer cost of service. The extent to which the Company benefits from these revenue enhancements and economies of operation is dependent on market conditions, population size of each cluster and engineering considerations.

    The Company may continue to make opportunistic acquisitions and exchanges which will complement its established market clusters. From time to time, the Company may also consider exchanging or selling its interests in markets which do not fit well with its long-term strategies.

    The Company owned interests in cellular telephone systems in 175 markets at December 31, 2000, representing 26,560,000 population equivalents. Including the interest to be purchased and the interests to be sold during 2001, the Company owned or had the right to acquire 176 markets, representing 26,646,000 population equivalents, at December 31, 2000. The following table summarizes the changes in the Company's population equivalents in recent years.

	December 31,
	2000	1999	1998	1997	1996
	(Thousands of population equivalents) (1)
Operational Markets:
Majority-Owned and Managed	24,208	24,241	23,985	23,203	20,743
Minority-Owned and Managed	306	306	358	406	406
Markets to be Majority-Owned and Managed (2)(3)	123	—	—	—	226

Total Markets Managed and to be Managed	24,637	24,547	24,343	23,609	21,375
Minority Interests in Markets Managed by Others	2,009	1,997	2,192	2,191	4,689

Total	26,646	26,544	26,535	25,800	26,064

(1)
Based on 2000 Claritas estimates for all years.
(2)
Includes markets which are operational but which are currently managed by third parties.
(3)
Includes markets where the Company has the right to acquire an interest but does not currently own an interest.

    The following section details the Company's cellular interests, including those it owned or had the right to acquire as of December 31, 2000. The table presented therein lists clusters of markets that the Company manages. The Company's market clusters show the areas in which the Company is currently focusing its development efforts. These clusters have been devised with a long-term goal of allowing delivery of cellular service to areas of economic interest and along corridors of economic activity. The number of population equivalents represented by the Company's cellular interests may have no direct relationship to the number of potential cellular customers or the revenues that may be realized from the operation of the related cellular systems.

THE COMPANY'S CELLULAR INTERESTS

    The table below sets forth certain information with respect to the interests in cellular markets which the Company owned or had the right to acquire pursuant to definitive agreements as of December 31, 2000.

Cluster/Market	Population	Current Percentage Interest	Percentage Change Pursuant To Definitive Agreements (1)	Total	Total Current and Acquirable Population Equivalents
Markets Managed by the Company:
MIDWEST REGIONAL MARKET CLUSTER:
Western Wisconsin:
Madison, WI	432,000	92.50%		92.50%	400,000
Columbia (WI 9)	393,000	100.00		100.00	393,000
Appleton, WI	350,000	100.00		100.00	350,000
Wood (WI 7)	293,000	100.00		100.00	293,000
Vernon (WI 8)	239,000	100.00		100.00	239,000
Green Bay, WI	218,000	100.00		100.00	218,000
Janesville-Beloit, WI	152,000	100.00		100.00	152,000
Door (WI 10)	130,000	100.00		100.00	130,000
La Crosse, WI	103,000	95.11		95.11	98,000
Trempealeau (WI 6) (2)	85,000	100.00		100.00	85,000
Pierce (WI 5) (2)	14,000	100.00		100.00	14,000

	2,409,000				2,372,000

Eastern Wisconsin:
Milwaukee, WI	1,463,000	100.00		100.00	1,463,000
Racine, WI	186,000	92.15		92.15	172,000
Kenosha, WI	148,000	99.32		99.32	147,000
Sheboygan, WI	111,000	100.00		100.00	111,000

	1,908,000				1,893,000

Eastern Iowa:
Davenport, IA-IL	359,000	97.37		97.37	350,000
Cedar Rapids, IA	186,000	96.43		96.43	179,000
Iowa (IA 6)	157,000	100.00		100.00	157,000
Muscatine (IA 4)	153,000	100.00		100.00	153,000
Waterloo-Cedar Falls, IA	143,000	93.03		93.03	133,000
Hardin (IA 11)	113,000	100.00		100.00	113,000
Jackson (IA 5)	108,000	100.00		100.00	108,000
Kossuth (IA 14)	105,000	100.00		100.00	105,000
Iowa City, IA	104,000	100.00		100.00	104,000
Dubuque, IA	88,000	95.51		95.51	84,000
Mitchell (IA 13)	66,000	100.00		100.00	66,000
Monroe (IA 3)	90,000	49.00		49.00	44,000
Winneshiek (IA 12)	115,000	24.50		24.50	28,000

	1,787,000				1,624,000

Illinois/Indiana:
Peoria, IL	347,000	100.00		100.00	347,000
Jo Daviess (IL 1)	321,000	100.00		100.00	321,000
Rockford, IL	309,000	100.00		100.00	309,000
Adams (IL 4) * (2)	212,000	100.00		100.00	212,000
Mercer (IL 3)	203,000	100.00		100.00	203,000
Miami (IN 4) *	181,000	85.71		85.71	156,000
Warren (IN 5) *	125,000	33.33		33.33	42,000

Alton, IL *	22,000	100.00%	100.00%	22,000

	1,720,000			1,612,000

Western Iowa:
Des Moines, IA	447,000	100.00	100.00	447,000
Humboldt (IA 10)	180,000	100.00	100.00	180,000
Lyon (IA 16)	103,000	100.00	100.00	103,000
Mills (IA 1)	63,000	100.00	100.00	63,000
Audubon (IA 7)	55,000	100.00	100.00	55,000
Union (IA 2)	50,000	100.00	100.00	50,000
Ida (IA 9) *	62,000	16.67	16.67	10,000

	960,000			908,000

Missouri:
Moniteau (MO 11)	153,000	100.00	100.00	153,000
Columbia, MO *	132,000	100.00	100.00	132,000
Stone (MO 15)	123,000	100.00	100.00	123,000
Laclede (MO 16)	105,000	100.00	100.00	105,000
Washington (MO 13)	97,000	100.00	100.00	97,000
Callaway (MO 6) *	86,000	100.00	100.00	86,000
Shannon (MO 17)	57,000	100.00	100.00	57,000
Schuyler (MO 3)	55,000	100.00	100.00	55,000
Linn (MO 5) (2)	54,000	100.00	100.00	54,000
Harrison (MO 2) (2)	12,000	100.00	100.00	12,000

	874,000			874,000

TOTAL MIDWEST REGIONAL MARKET CLUSTER	9,658,000			9,283,000

MIDATLANTIC REGIONAL MARKET CLUSTER:
Eastern North Carolina/South Carolina:
Harnett (NC 10)	312,000	100.00	100.00	312,000
Rockingham (NC 7)	301,000	100.00	100.00	301,000
Northampton (NC 8)	294,000	100.00	100.00	294,000
Greenville (NC 14)	254,000	100.00	100.00	254,000
Greene (NC 13)	250,000	100.00	100.00	250,000
Hoke (NC 11)	234,000	100.00	100.00	234,000
Wilmington, NC	226,000	98.83	98.83	224,000
Chesterfield (SC 4)	218,000	100.00	100.00	218,000
Chatham (NC 6)	171,000	100.00	100.00	171,000
Jacksonville, NC	142,000	97.57	97.57	139,000
Sampson (NC 12)	138,000	100.00	100.00	138,000
Camden (NC 9)	121,000	100.00	100.00	121,000

	2,661,000			2,656,000

Virginia/North Carolina:
Roanoke, VA	235,000	100.00	100.00	235,000
Giles (VA 3)	205,000	100.00	100.00	205,000
Bedford (VA 4)	182,000	100.00	100.00	182,000
Ashe (NC 3)	167,000	100.00	100.00	167,000
Lynchburg, VA	159,000	100.00	100.00	159,000
Charlottesville, VA	154,000	95.37	95.37	147,000
Buckingham (VA 7)	92,000	100.00	100.00	92,000
Tazewell (VA 2) (2)	83,000	100.00	100.00	83,000

Bath (VA 5)	62,000	100.00%		100.00%	62,000

	1,339,000				1,332,000

West Virginia/Maryland/Pennsylvania/Ohio:
Monongalia (WV 3) *	264,000	100.00		100.00	264,000
Raleigh (WV 7) *	252,000	100.00		100.00	252,000
Grant (WV 4) *	182,000	100.00		100.00	182,000
Tucker (WV 5) *	130,000	100.00		100.00	130,000
Hagerstown, MD *	128,000	100.00		100.00	128,000
Ross (OH 9) *	251,000	49.00		49.00	123,000
Cumberland, MD *	98,000	100.00		100.00	98,000
Bedford (PA 10) * (2)	50,000	100.00		100.00	50,000
Garrett (MD 1) *	29,000	100.00		100.00	29,000

	1,384,000				1,256,000

TOTAL MIDATLANTIC REGIONAL MARKET CLUSTER	5,384,000				5,244,000

NORTHWEST REGIONAL MARKET CLUSTER:
Washington/Oregon/Idaho:
Clark (ID 6)	301,000	100.00		100.00	301,000
Yakima, WA *	218,000	87.81		87.81	192,000
Pacific (WA 6) *	188,000	100.00		100.00	188,000
Richland-Kennewick-Pasco, WA *	186,000	100.00		100.00	186,000
Butte (ID 5) (3)	170,000	100.00		100.00	170,000
Umatilla (OR 3) *	155,000	100.00		100.00	155,000
Okanogan (WA 4)	118,000	100.00		100.00	118,000
Hood River (OR 2) *	77,000	100.00		100.00	77,000
Kittitas (WA 5) * (2)	74,000	98.24		98.24	73,000
Skamania (WA 7) *	30,000	100.00		100.00	30,000

	1,517,000				1,490,000

Oregon/California:
Coos (OR 5)	261,000	100.00		100.00	261,000
Del Norte (CA 1)	208,000	100.00		100.00	208,000
Crook (OR 6) *	207,000	100.00		100.00	207,000
Medford, OR *	178,000	100.00		100.00	178,000
Mendocino (CA 9)	141,000	100.00		100.00	141,000
Modoc (CA 2)	63,000	100.00		100.00	63,000

	1,058,000				1,058,000

TOTAL NORTHWEST REGIONAL MARKET CLUSTER	2,575,000				2,548,000

FLORIDA/GEORGIA MARKET CLUSTER:
Fort Pierce, FL *	305,000	100.00		100.00	305,000
Tallahassee, FL	295,000	100.00		100.00	295,000
Worth (GA 14)	259,000	100.00		100.00	259,000
Gainesville, FL	233,000	100.00		100.00	233,000
Toombs (GA 11)	158,000	100.00		100.00	158,000
Walton (FL 10)	127,000	100.00		100.00	127,000
Harrison (FL 7) (3)	123,000	—	100.00%	100.00	123,000
Putnam (FL 5) (2)	71,000	100.00		100.00	71,000
Dixie (FL 6)	60,000	100.00		100.00	60,000

Jefferson (FL 8) (2)	52,000	100.00%	100.00%	52,000
Calhoun (FL 9)	45,000	100.00	100.00	45,000

TOTAL FLORIDA/GEORGIA MARKET CLUSTER	1,728,000			1,728,000

MAINE/NEW HAMPSHIRE/VERMONT MARKET CLUSTER:
Manchester-Nashua, NH	371,000	94.10	94.10	349,000
Carroll (NH 2)	226,000	100.00	100.00	226,000
Coos (NH 1) *	224,000	100.00	100.00	224,000
Kennebec (ME 3)	223,000	100.00	100.00	223,000
Somerset (ME 2)	146,000	100.00	100.00	146,000
Bangor, ME	144,000	91.88	91.88	132,000
Addison (VT 2) * (2)	106,000	100.00	100.00	106,000
Washington (ME 4) *	85,000	100.00	100.00	85,000
LewistonAuburn, ME	101,000	83.63	83.63	85,000
Oxford (ME 1)	83,000	100.00	100.00	83,000

TOTAL MAINE/NEW HAMPSHIRE/VERMONT MARKET CLUSTER	1,709,000			1,659,000

TEXAS/OKLAHOMA/MISSOURI/KANSAS REGIONAL MARKET CLUSTER:
Oklahoma/Missouri/Kansas:
Tulsa, OK *	831,000	55.06	55.06	458,000
Joplin, MO *	151,000	100.00	100.00	151,000
Seminole (OK 6)	222,000	55.06	55.06	122,000
Elk (KS 15) *	153,000	75.00	75.00	115,000
Nowata (OK 4) * (2)	103,000	55.06	55.06	57,000

	1,460,000			903,000

Texas/Oklahoma:
Garvin (OK 9)	205,000	100.00	100.00	205,000
Wichita Falls, TX *	139,000	78.46	78.46	109,000
Haskell (OK 10)	83,000	100.00	100.00	83,000
Lawton, OK *	106,000	78.46	78.46	83,000
Jackson (OK 8) *	94,000	78.46	78.46	74,000
Hardeman (TX 5) * (2)	36,000	78.46	78.46	28,000
Briscoe (TX 4) * (2)	12,000	78.46	78.46	9,000
Beckham (OK 7) * (2)	10,000	78.46	78.46	8,000

	685,000			599,000

TOTAL TEXAS/OKLAHOMA/MISSOURI/KANSAS REGIONAL MARKET CLUSTER	2,145,000			1,502,000

EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET CLUSTER:
Knoxville, TN *	570,000	96.03	96.03	548,000
Asheville, NC *	217,000	100.00	100.00	217,000
Henderson (NC 4) * (2)	203,000	100.00	100.00	203,000
Bledsoe (TN 7) * (2)	158,000	96.03	96.03	152,000
Hamblen (TN 4) * (2)	142,000	100.00	100.00	142,000
Macon (TN 3) *	355,000	16.67	16.67	59,000

Yancey (NC 2) * (2)	32,000	100.00%	100.00%	32,000

TOTAL EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET CLUSTER	1,677,000			1,353,000

SOUTHERN TEXAS MARKET CLUSTER:
Corpus Christi, TX	389,000	100.00	100.00	389,000
Atascosa (TX 19) (3)	266,000	100.00	100.00	266,000
Edwards (TX 18)	230,000	100.00	100.00	230,000
Laredo, TX	198,000	100.00	100.00	198,000
Wilson (TX 20)	154,000	100.00	100.00	154,000
Victoria, TX	83,000	100.00	100.00	83,000

TOTAL SOUTHERN TEXAS MARKET CLUSTER	1,320,000			1,320,000

Total Managed Markets	26,196,000			24,637,000

Markets Managed by Others:
Los Angeles/Oxnard, CA *	16,250,000	5.50	5.50	894,000
Jefferson (NY 1) *	249,000	60.00	60.00	149,000
Oklahoma City, OK *	1,022,000	14.60	14.60	149,000
Franklin (NY 2) *	223,000	57.14	57.14	127,000
Others (Fewer than 100,000 population equivalents each)				690,000

Total Population Equivalents of Markets Managed by Others				2,009,000

Total Population Equivalents				26,646,000

*
Designates "wireline" (B side frequency) market.

(1)
Interests under these agreements are expected to be acquired at the time specified therein, following the satisfaction of customary closing conditions.

(2)
These markets have been partitioned into more than one licensed area. The 2000 population, percentage ownership and number of population equivalents shown are for the licensed areas within the markets in which the Company owns an interest.

(3)
These markets include territory and population equivalents of fillin areas which were annexed from adjacent MSAs or RSAs.

    System Design and Construction.  The Company designs and constructs its systems in a manner it believes will permit it to provide high-quality service to substantially all types of cellular telephones, based on market and engineering studies which relate to specific markets. Engineering studies are performed by Company personnel or independent engineering firms. The Company's switching equipment is digital, which reduces noise and crosstalk and is capable of interconnecting in a manner which reduces costs of operation. Both analog and digital radio transmissions are made between cell sites and the cellular telephones. At this time, however, approximately 60% of this traffic is digital in nature. Network reliability is given careful consideration and extensive redundancy is employed in virtually all aspects of the Company's network design. Route diversity, ring topology and extensive use of emergency standby power are also utilized to enhance network reliability and minimize service disruption from any particular network failure.

    In accordance with its strategy of building and strengthening market clusters, the Company has selected high capacity digital cellular switching systems that are capable of serving multiple markets through a single MTSO. The Company's cellular systems are designed to facilitate the installation of equipment which will permit microwave interconnection between the MTSO and the cell site. The Company has implemented such microwave interconnection in many of the cellular systems it operates. Otherwise, the Company's systems will rely upon landline telephone connections to link cell sites with the MTSO. Although the installation of microwave network interconnection equipment requires a greater initial capital investment, a microwave network enables a system operator to avoid the current and future charges associated with leasing telephone lines from the landline telephone company, while generally improving system reliability. In addition, microwave facilities can be used to connect separate cellular systems to allow shared switching, which reduces the aggregate cost of the equipment necessary to operate multiple systems. Microwave facilities can also be used to carry long-distance calls, which reduces the costs of interconnecting to the landline network.

    The Company has continued to expand its Wide Area Network ("WAN") to accomodate various business functions, including:

  •
  order processing

  •
  over the air provisioning

  •
  automatic call delivery

  •
  intersystem handoff

  •
  credit validation

  •
  fraud prevention

  •
  network management

  •
  long-distance traffic and

  •
  interconnectivity of all of the Company's MTSOs and cell sites.

    In addition, the WAN accomodates virtually all internal data communications between various Company office locations and the Company's retail locations to process customer activations. The WAN is deployed in the Company's regional customer service centers ("Customer Care Centers") for all customer service functions using the Company's new billing and information system.

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

Marketing

    The Company's marketing plan is centered around rapid penetration of its market clusters, increasing customer awareness of cellular service and reducing churn. The Company achieves increasing customer awareness through the use of traditional media such as TV, radio, and print advertising. It accomplishes rapid penetration of its markets through a combination of promotional advertising and broad distribution. The Company supports a multi-faceted distribution program, including direct sales, agents and retail service centers in the vast majority of its markets, and the Internet for those customers who wish to contact the Company through that medium. The company reduces churn by executing a vision centered around customer satisfaction, development of processes that are more customer-friendly, better training of frontline sales and support associates and the implementation of retention, churn modeling, and loyalty programs. The marketing plan stresses the value of the Company's service offerings and incorporates combinations of rate plans and cellular telephone equipment which are designed to meet the needs of defined customer segments and their usage patterns.

    Company-owned and managed locations are designed to market cellular service to the consumer and small business segments in a familiar setting. In late 2000, the Company expanded its e-commerce site to enable customers to purchase an expanded line of accessories online. The Company anticipates that as customers become more comfortable with e-commerce, the Internet will become more of a robust marketing channel for both sales of rate plans as well as accessories. To that end, the Company is in the process of modifying its web site based on input from its customers. Traffic on its web site is continually increasing as customers use the site for gathering information and finding the location of our stores and agents.

    The Company believes that success is dependent on having operations decisions made close to the customer. It manages each cluster of markets with a local staff, including sales, engineering and in some cases installation personnel. The Company operates five regional Customer Care Centers whose personnel are responsible for customer service and certain other functions. Direct sales consultants market cellular service to business customers. Retail sales associates work out of the Company's more than 500 Company-owned retail stores and kiosks and market cellular service primarily to the consumer and small business segments. The Company maintains an ongoing training program to improve the effectiveness of sales consultants and retail associates by focusing their efforts on obtaining customers and maximizing the sale of high-use packages. These packages enable customers to buy packages of minutes for a fixed monthly rate.

    The Company continues to expand its relationships with agents, dealers and non-Company retailers to obtain customers, and at year-end 2000 had contracts with more than 1,600 of these businesses aggregating over 2,200 locations. Agents and dealers are independent business people who obtain customers for the Company on a commission basis. The Company's agents are generally in the business of selling cellular telephones, cellular service packages and other related products. The Company's dealers include car stereo companies, major appliance dealers, office supply dealers and mass merchants including national companies such as Radio Shack, Staples and Circuit City.

    In 2000, the Company continued to expand its Value Added Distributor agent channel. This channel's initial focus was on the sale of the Company's prepaid service product, TalkTracker®, to selected market segments, and complements the Company's own distribution channels. Additionally, in support of its overall Internet initiatives, the Company has actively recruited agents who provide services exclusively through the Internet.

    The Company uses a variety of direct mail, billboard, radio, television and newspaper advertising to stimulate interest by prospective customers in purchasing the Company's cellular service and to establish familiarity with the Company's name. The Company operates under a unified brand name and logo, U.S. CellularSM, across all its markets. In February 2001, the Company established a new tag line, "We Connect With You"SM, and developed a new series of TV and radio commercials to support its renewed focus on the customer and customer satisfaction. Customers expect a higher level of satisfaction from their cellular provider and the Company intends to deliver excellent service to its customers.

    The Company continues to actively advertise its digital service offerings through both television and radio advertising, resulting in a significant increase in the number of customers using the Company's digital services during 2000. Advertising is directed at gaining customers, improving customers' awareness of the U.S. CellularSM brand, increasing existing customers' usage of the Company's services and increasing the public awareness and understanding of the cellular services offered by the Company. The Company attempts to select the advertising and promotion media that are most appealing to the targeted groups of potential customers in each local market. The Company supplements its advertising with a focused public relations program. This program combines nationally supported activities and unique local activities, events, and sponsorships to enhance public awareness of the Company. These programs are aimed at supporting the communities in which the Company serves. The programs range from loaning phones to public service operations in emergencies, to assisting victims of domestic abuse through the Company's Stop Abuse From Existing programs, to supporting safe driving programs.

    The following table summarizes, by operating cluster, the total population, the Company's customer units and penetration for the Company's majority-owned and managed markets that were operational as of December 31, 2000.

Operating Clusters	Population	Customers	Penetration
Midwest Regional Market Cluster	9,266,000	1,355,000	14.62%
Mid-Atlantic Regional Market Cluster	5,133,000	493,000	9.60
Northwest Regional Market Cluster	2,575,000	310,000	12.04
Florida/Georgia Regional Market Cluster	1,605,000	167,000	10.40
Maine/New Hampshire/Vermont Regional Market Cluster	1,709,000	212,000	12.40
Texas/Oklahoma/Missouri/Kansas Regional Market Cluster	2,145,000	279,000	13.01
Eastern Tennessee/Western North Carolina Regional Market Cluster	1,322,000	166,000	12.56
Southern Texas Market Cluster	1,320,000	79,000	5.98

	25,075,000	3,061,000	12.21%

Customers and System Usage

    The Company provides service to a broad range of customers from a wide spectrum of demographic segments. The Company uses a segmentation model to classify businesses and consumers into logical groupings for developing new products and services, direct marketing campaigns, and retention efforts. Business users typically include a large proportion of individuals who work outside of their offices such as people in the construction, real estate, wholesale and retail distribution businesses and professionals. Increasingly, the Company is providing cellular service to consumers and to customers who use their cellular telephones for mixed business and personal use as well as for security purposes. A major portion of the Company's recent customer growth is from these segments.

    The Company's cellular systems are used most extensively during normal business hours between 7:00 AM and 6:00 PM. On average, the retail customers in the Company's consolidated markets used their cellular systems approximately 157 minutes per unit each month and generated retail service revenue of approximately $37 per month during 2000, compared to 115 minutes and $38 per month in 1999. Revenue generated by roamers using the Company's systems ("inbound roaming"), together with local retail, toll and other revenues, brought the Company's total average monthly service revenue per customer unit in consolidated markets to $49 during 2000. Average monthly service revenue per customer unit decreased approximately 8% during 2000. This decrease was primarily due to decreases in average revenue per minute of use from both retail customers and roamers, partially offset by an increase in the number of minutes used by both retail customers and roamers. Competitive pressures and the Company's increasing use of pricing and other incentive programs to stimulate overall usage resulted in a decrease in average retail service revenue per minute of use in 2000. Inbound roaming revenue per minute also decreased during the year, partially due to the ongoing trend toward reduced per minute prices for roaming negotiated between the Company and other cellular operators. The Company anticipates that average monthly service revenue per customer unit will continue to decline in the future. However, this effect is more than offset by the Company's increasing number of customers; therefore, the Company expects total revenues to continue to grow for the next few years.

    The Company's main sources of revenue are from its own customers and from inbound roaming customers. The Company's roaming service allows a customer to place or receive a call in a cellular service area away from the customer's home service area. The Company has entered into "roaming agreements" with operators of other cellular systems covering virtually all systems in the United States, Canada and Mexico. The Company also has roaming agreements with most major PCS operators. Roaming agreements offer customers the opportunity to roam in these systems. These reciprocal agreements automatically pre-register the customers of the Company's systems in the other carriers' systems. Also, a customer of a participating system roaming (i.e., traveling) in a Company market where this arrangement is in effect is able to make and receive calls on the Company's system. The charge for this service is negotiated as part of the roaming agreement between the Company and the roaming customer's carrier. The charge is billed by the Company to the customer's home system, which then bills the customer. In some instances, based on competitive factors, many carriers, including the Company, may charge lower amounts to their customers than the amounts actually charged to the carriers by other cellular carriers for roaming.

    The following table summarizes certain information about customers and market penetration in the Company's consolidated operations.

		Year Ended or At December 31,
	2000	1999	1998	1997	1996
Majority-owned and managed markets:
Cellular markets in operation (1)	139	139	138	134	131
Total population of markets in service (000s)	25,075	25,044	24,683	24,034	21,712
Customer Units:
at beginning of period (2)	2,602,000	2,183,000	1,710,000	1,073,000	710,000
additions during period (2)	1,130,000	1,015,000	915,000	941,000	561,000
disconnects during period (2)	671,000	596,000	442,000	304,000	198,000
at end of period (2)	3,061,000	2,602,000	2,183,000	1,710,000	1,073,000
Market penetration at end of period (3)	12.21%	10.39%	8.84%	7.11%	4.94%

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

(3)
Computed by dividing the number of customer units at the end of the period by the total population of markets in service as estimated by Donnelley Marketing Service (1996) or Claritas (1997-2000) for the respective years.

Products and Services

    Cellular Telephones and Installation.  The Company offers a full range of cellular telephones for use by its customers, including both analog and digital handsets. Features offered in some of the cellular telephones include hands-free calling, repeat dialing and others. In the systems where the Company offers digital service, additional features such as caller ID and short messaging services are available on those cellular telephones. In the Company's digital service areas, a majority of new customers are selecting dual-mode cellular telephones, which can be used on analog and digital networks, thereby enabling seamless roaming regardless of the customer's travel plans. New customers are selecting from a variety of portable cellular telephones. These units are stylish, compact, and fully featured as well as attractively priced. They appeal to newer segments of the customer population, especially a younger demographic group which looks at the cellular phone to some degree as a fashion statement.

    The Company negotiates volume discounts with its cellular telephone suppliers. The Company discounts cellular telephones to meet competition or to stimulate sales by reducing the cost of becoming a cellular customer. In these instances, where permitted by law, customers are generally required to sign a service contract with the Company. The Company also works with cellular equipment manufacturers in promoting specific equipment in its local advertising.

    The Company has established service and/or installation facilities in many of its local markets to ensure quality installation and service of the cellular telephones it sells. These facilities allow the Company to improve its service by promptly assisting customers who experience equipment problems. Additionally, the Company employs a repair facility in Tulsa, Oklahoma, to handle more complex service and repair issues.

    Cellular Services.  The Company's customers are able to choose from a variety of packaged pricing plans which are designed to fit different calling patterns and customer needs. The ability to help a customer find the right technology and the right pricing plan is central to the Company's brand positioning. The Company generally offers local, regional and national consumer plans that can be tailored to a customer's needs by the addition of features or feature packages. Many consumer plans enable small work groups or families to share the plan minutes enabling the customer to get more value for their money. Business plans are offered to companies to meet their unique needs. During 2000, the Company introduced a national rate plan, SpanAmericaSM, where all calls regardless of where they are made or received are priced as a local call with no long distance or roaming charges. To meet the needs of certain customers who want to replace their landline phone, a new wireless local loop alternative, MetroZoneSM, was introduced in one cluster. Additionally, the Company redesigned its prepaid offering, TalkTracker®, based on customer input to make it more compatible with the lifestyles of the customers who want to buy this product. SpanAmerica has been extremely well received by business customers and travelers while MetroZoneSM and TalkTracker® have been successful with younger customers.

    The Company's customer bills typically show separate charges for custom-calling features, airtime in excess of the packaged amount, and toll calls. Custom-calling features provided by the Company include wide-area call delivery, call forwarding, voice mail, call waiting, three-way calling and no-answer transfer.

Regulation

    Regulatory Environment.  The operations of the Company are subject to FCC and state regulation. The cellular telephone licenses the Company holds are granted by the FCC for the use of radio frequencies and are an important component of the overall value of the Company's assets. The construction, operation and transfer of cellular systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934 (the "Communications Act"). In 1996, Congress enacted the Telecommunications Act of 1996 (the "Telecommunications Act"), which amended the Communications Act. The Telecommunications Act mandated significant changes in telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the nation and to streamline regulation of the telecommunications industry to remove regulatory burdens, as competition develops. The FCC has promulgated regulations governing construction and operation of cellular systems, licensing (including renewal of licenses) and technical standards for the provision of cellular telephone service under the Communications Act, and is implementing the legislative objectives of the Telecommunications Act, as discussed below.

    Licensing.  For cellular telephone licensing purposes, the FCC has divided the United States into separate geographic markets (MSAs and RSAs). In each market, the allocated cellular frequencies are divided into two equal blocks. During the application process in the early 1980s, the FCC reserved one block of frequencies for non-wireline applicants and another block for wireline applicants. Subject to FCC approval, a cellular system may be sold to either a wireline or non-wireline entity, but no entity which controls a cellular system may own an interest exceeding five percent in another cellular system in the same MSA or RSA.

    The completion of acquisitions involving the transfer of control of a cellular system requires prior FCC approval. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the application for approval of the proposed transfer.

    The FCC must be notified each time an additional cell is constructed which enlarges the service area of a given market. The FCC's rules also generally require persons or entities holding cellular construction permits or licenses to coordinate their proposed frequency usage with neighboring cellular licensees in order to avoid electrical interference between adjacent systems. The height and power of base stations in the cellular system are regulated by FCC rules, as are the types of signals emitted by these stations. In addition to regulation by the FCC, cellular systems are subject to certain Federal Aviation Administration ("FAA") regulations with respect to the siting, construction, painting and lighting of cellular transmitter towers and antennas as well as local zoning requirements.

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

    Beginning in October 1997, cellular systems, which previously were "categorically excluded" from having to evaluate their facilities to ensure their compliance with federal radio frequency ("RF") radiation requirements, were made subject to those requirements. As a result, all cellular towers of less than 10 meters in height, building-mounted antennae and cellular telephones must comply with RF radiation guidelines. Since October 1997, all new cellular facilities have had to be in compliance when they are brought into service. Since September 1, 2000, all existing facilities have had to be brought into compliance. The Company believes that its facilities are in compliance with these requirements.

    Initial cellular telephone licenses were granted for ten-year periods. The FCC has established standards for conducting comparative renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications. The FCC has: (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a renewal expectancy will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and (iii) provided procedures for preventing possible abuses in the comparative renewal process. The FCC has concluded that it will award a renewal expectancy if the licensee has (i) provided "substantial" performance, which is defined as "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal," and (ii) complied with FCC rules, policies and the Communications Act. If a renewal expectancy is awarded to an existing licensee, its license is renewed and competing applications are not considered. All of the Company's licenses which it applied to have renewed between 1994 and 2000 were renewed.

    All of the Company's approximately 1,100 FCC licenses for the microwave radio stations it uses to link its cell sites with each other and with its MTSOs must also be renewed in 2001. The Company expects that all of these licenses, which are also for 10-year terms, will be renewed as well in 2001.

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

    The FCC has also provided that five years after the initial licenses are granted, unserved areas within markets previously granted to licensees may be applied for by both wireline and non-wireline entities and by third parties. The Company's strategy with respect to system construction in its markets has been to build cells covering areas within such markets that the Company considers economically feasible to serve or might conceivably wish to serve and to do so within the five-year period following issuance of the license. However, the Company has also filed many unserved area applications and these applications have generally been routinely granted. In cases where applications for unserved areas are filed which are mutually exclusive and would result in overlapping service areas, the FCC decides between the competing applicants by an auction process.

    Pursuant to 1993 amendments to the Communications Act, cellular service is classified as a Commercial Mobile Radio Service ("CMRS"), in that it is service offered to the public, for a fee, which is interconnected to the public switched telephone network. The FCC has determined that it will forebear from requiring such carriers to comply with a number of statutory provisions otherwise applicable to common carriers, such as the filing of tariffs.

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

    Currently pending before the FCC is a proposal to require all CMRS carriers to provide "automatic" roaming capabilities to customers of other systems, presumably with FCC regulation of rates and other terms and conditions. The Company, along with most wireless carriers, has opposed this proposal as presently unnecessary, though the Company has urged the FCC to scrutinize the roaming practices of large national carriers.

    The FCC has adopted requirements which will make it possible for subscribers to retain, subject to certain geographic and other limitations, their existing telephone numbers when they switch from one service provider to another. This number portability will include switching between Local Exchange Carriers ("LECs") and other wireline providers, between wireless service providers and between LEC/wireline and wireless providers. LECs in the 100 largest MSAs had implementation deadlines by the end of 1998 at those switches which received specific requests for number portability. The FCC has extended the compliance date for cellular, broadband PCS, and certain other wireless providers to November 2002.

    In another proceeding, in 1996 the FCC adopted rules regarding the method by which cellular carriers and LECs shall compensate each other for interconnecting cellular and local exchange facilities. The FCC rules provided for symmetrical and reciprocal compensation between LECs and cellular carriers, and also prescribed interim interconnection proxy rates, which are much lower than the rates formerly paid by cellular carriers to LECs. Symmetrical and reciprocal compensation means they must pay each other at the same rate. Interconnection rate issues will be decided by the states. Cellular carriers are now paying and in the future can be expected to pay lower rates to LECs than they previously paid. This result was favorable to the wireless industry and somewhat unfavorable to LECs.

    The FCC is currently considering a proposal to eliminate reciprocal compensation between wireless carriers and LECs and to move toward a so-called "bill and keep" system. If adopted, this change in the rules would also be favorable to wireless carriers, as wireless customers make more calls to wireline customers than vice versa.

    The FCC is also proceeding to implement other parts of the Telecommunications Act. The Telecommunications Act provides that implementing its legislative objectives will be the task of the FCC, the state public utilities commissions and a Federal-state Joint Board. Much of this implementation is proceeding in numerous, concurrent proceedings with aggressive deadlines. The Company cannot predict the full extent of, nature of and interrelationships among state and federal implementation and other responses to the Telecommunications Act.

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

    The Telecommunications Act establishes principles and a process for implementing a modified "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The Telecommunications Act also requires universal service to schools, libraries and rural health facilities at discounted rates. Cellular carriers must provide such discounted rates to such organizations in accordance with federal regulations. The FCC has implemented the mandate of the Telecommunications Act to create a new universal service support mechanism "to ensure that all Americans have access to telecommunications services." The Telecommunications Act requires all interstate telecommunications providers, including wireless service providers, to "make an equitable and non-discriminatory contribution," to support the cost of providing universal service, unless their contribution would be de minimis. At present, the provision of landline telephone service in high-cost areas is subsidized by access charges and other payments by interexchange carriers to LECs. The obligation to make payments to support universal service has been expanded to include other telecommunications service providers, including cellular carriers. Such payments, based on a percentage of the total "billed revenue" of carriers for a given previous half year, began in 1998. Carriers are free to pass such charges on to their customers. Cellular carriers are also eligible to receive universal service support payments in certain circumstances under the new systems if they provide specified services in "high-cost" areas. The Company has sought designation as an "eligible telecommunications carrier" qualified to receive universal service support in certain states, has been designated as such a carrier in the state of Washington and has also sought FCC clarification of the standards under which wireless eligible telecommunications carriers will be designated.

    Under a 1994 federal law, the Communications Assistance to Law Enforcement Act ("CALEA"), all telecommunications carriers, including the Company and other wireless licensees, had to implement by June 30, 2000, certain equipment changes necessary to assist law enforcement authorities in achieving an enhanced ability to conduct electronic surveillance of those suspected of criminal activity. In August 1999, the FCC added certain additional capabilities necessary to meet requirements of such act, which are to become applicable by September 2001. However, the September 2001 deadline for implementing those capabilities has been placed in doubt by an

August 2000 decision of the U.S. Court of Appeals for the District of Columbia Circuit, which found that the FCC's decision to add most of those capabilities had not complied with CALEA. Also, issues remain as to when carriers may obtain reimbursement from the federal government for upgrades related to such requirements. The Company will work diligently to comply with all applicable requirements of CALEA in cooperation with industry groups and standard-setting bodies when its requirements have been clarified.

    The FCC has recently taken action in proceedings: (1) to ensure that the customers of wireless providers, among other carriers, will receive complete, accurate, and understandable bills; (2) to establish safeguards to protect against unauthorized access to customer information; though these rules have been overturned, at least temporarily, by court order; (3) to increase to 55 megahertz ("MHz"), in rural areas, its 45 MHz "cap" on the amount of spectrum which entities under common ownership and control may hold in an single wireless market, and to relax its related cellular cross-ownership restrictions; (4) to require improved access to telecommunications facilities by persons with disabilities; and (5) to set national policy for the allocation by state public utilities commissions of telephone numbers to wireline and wireless carriers.

    The FCC also has pending proceedings: (1) to implement a wireless billing option under which wireline customers who call wireless customers could be charged ("calling party pays") for wireless "airtime" as opposed to the wireless customer receiving the call, as is the case at present; and (2) to implement requirements for wireless carriers to set interstate interexchange rates in each state at levels no higher than the rates charged to subscribers in any other state. The Company will monitor such proceedings and comply with new federal requirements as they become applicable.

    The FCC has also allocated a total of 140 MHz to broadband PCS, 20 MHz to unlicensed operations and 120 MHz to licensed operations, consisting of two 30 MHz blocks in each of the 51 Major Trading Areas ("MTAs") and one 30 MHz block and three 10 MHz blocks in each of 493 Basic Trading Areas ("BTAs"). Cellular operators and those entities under common ownership with them are permitted to participate in the ownership of PCS licenses, except for licenses for PCS service areas in which the cellular operator owns a 20% or greater interest in a cellular licensee and the service area of which covers 10% or more of the population of the PCS service area. In the latter case, the cellular licensee is limited to two 10 MHz PCS channel blocks in urban areas. In rural areas, such cellular operators may also now have a 30 MHz PCS channel block.

    PCS technology is similar in many respects to cellular technology. Where it has become commercially available, this technology is capable of offering increased capacity for wireless two-way and one-way voice, data and multimedia communications services and has resulted in increased competition with the Company's operations in the markets where PCS systems have begun operations. The ability of these PCS licensees to complement or compete with existing cellular licensees will be affected by future FCC rule-makings. These and other future technological and regulatory developments in the wireless telecommunications industry and the enhancement of current technologies will likely create new products and services that are competitive with the services the Company currently offers. There can be no assurance that the Company will not be adversely affected by such technological and regulatory developments.

    In January 2000, the FCC took an action which may have an impact on both cellular and PCS licensees. Pursuant to a congressional directive, the FCC adopted service rules for licensing the commercial use of 30 MHz of spectrum in the 746-764 MHz and 776-794 MHz spectrum bands. That spectrum is to be auctioned, beginning in September 2001. The licenses are divided into six regional service areas, with 20 and 10 MHz blocks, and are designed to allow for a wide range of wireless services. There will be no eligibility restrictions on participation in the auctions for this spectrum. Cellular and PCS carriers and other entities will be eligible to bid in the auction. Use of the spectrum by licensees selected in the auction may be affected by the presence of incumbent broadcast licensees on some of the auctioned frequencies through at least December 31, 2006.

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

    In 2000, the FCC ruled that the preemption provisions of the Communications Act do not preclude the states from acting under state tort, contract, and consumer protection laws to regulate the practices of CMRS carriers, even if such activities might have an incidental effect on cellular rates. The full implications of that ruling are not yet known, though it could lead to more state regulation of CMRS carriers particularly from the standpoint of consumer protection.

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

    In addition to competition from the other cellular licensee in each market, there is also competition from PCS providers and ESMR system providers, both of which are able to connect with the landline telephone network. PCS providers have initiated service in many markets across the United States, including many markets where the Company has operations. PCS providers offer digital wireless communications services to their customers. The Company expects PCS operators to continue deployment of PCS in portions of all of the Company's clusters throughout 2001. ESMR, an enhanced SMR system, has cells and frequency reuse like other wireless services, thereby eliminating any technological limitation. In recent years, ESMR providers have initiated service in many of the Company's markets. Although less directly a substitute for cellular service, wireless data services and paging services may be adequate for those who do not need full two-way voice service. Similar technological advances or regulatory changes in the future may make available other alternatives to cellular service, thereby creating additional sources of competition.

    Continuing technological advances in the communications field make it difficult to predict the extent of additional future competition for cellular systems. For example, the FCC has allocated radio channels to mobile satellite systems in which transmissions from mobile units to satellites would augment or replace transmissions to cell sites, and several consortia to provide such service have been formed. Such systems are designed primarily to serve the communications needs of remote locations and mobile satellite systems could provide viable competition for land-based cellular systems in such areas. Some initial deployments have been made. It is also possible that the FCC may in the future assign additional frequencies to cellular telephone service, PCS or ESMR service to provide for more competitors in each market.

Employees

    The Company had 5,250 employees as of December 31, 2000. None of the Company's employees is represented by a labor organization. The Company considers its relationship with its employees to be good.

Item 2. Properties

    The properties for mobile telephone switching offices and cell sites are either owned or leased under long-term leases by the Company, one of its subsidiaries or the partnership or corporation which holds the construction permit or license. The Company has not experienced major problems with obtaining zoning approval for cell sites or operating facilities and does not anticipate any such problems in the future which are or will be material to the Company and its subsidiaries as a whole. The Company's investment in property is small compared to its investment in licenses and cellular system equipment.

    The Company leases approximately 93,000 square feet of office space for its headquarters in Chicago, Illinois.

    The Company considers the properties owned or leased by it and its subsidiaries to be suitable and adequate for their respective business operations.

Item 3. Legal Proceedings

    On April 11, 2000, two affiliates of the Company, along with two unrelated wireless carriers, filed a declaratory judgment action in the United States District Court for the Northern District of Iowa against the Iowa Attorney General. This action was in response to the Attorney General's ongoing investigation of certain wireless industry practices involving wireless service agreements and related matters. The suit by the Company and the other wireless carriers seeks to have certain state laws declared inapplicable to wireless service agreements and such practices. In response, the Iowa Attorney General filed suit in the Iowa State District Court for Polk County against the Company, alleging violations of various state consumer credit and other consumer protection laws. The Attorney General is seeking injunctive relief, barring the enforcement of contracts in excess of four months, and related relief. The Attorney General is also seeking unspecified reimbursements for customers, statutory fines ($40,000 for certain violations and $5,000 for others, per violation) as well as fees and costs. This case was removed to the U.S. District Court for the Southern District of Iowa. On August 7, 2000, the U.S. District Court in the Southern District granted the Attorney General's motion to remand the case to the state court. On September 15, 2000, the U.S. District Court in the Northern District dismissed the Company's Complaint in its entirety. The Company has filed an appeal of the grant of the motion to dismiss the Northern District case. The Company vigorously denies the allegations of the Iowa Attorney General in the case now remanded to state court and intends to vigorously contest this case.

    In addition to the legal proceedings referenced in the previous paragraph, the Company is involved in a number of other legal proceedings before the FCC and various state and federal courts. In some cases, the litigation involves disputes regarding rights to certain cellular telephone systems and other interests. The Company does not believe that any of these proceedings should have a material adverse impact on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of securities holders during the fourth quarter of 2000.

PART II

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

PART III

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    The following documents are filed as a part of this report:

(a)
(1) Financial Statements

Consolidated Quarterly Income Information (Unaudited)	Annual Report*
Consolidated Statements of Operations	Annual Report*
Consolidated Statements of Cash Flows	Annual Report*
Consolidated Balance Sheets	Annual Report*
Consolidated Statements of Changes in Common Shareholders' Equity	Annual Report*
Notes to Consolidated Financial Statements	Annual Report*
Report of Independent Public Accountants	Annual Report*

*
Incorporated by reference from Exhibit 13.

(2)
Schedules

Location
Report of Independent Public Accountants on Financial Statement Schedule		page 31
II.	Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended December 31, 2000	page 32

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
10.11	Summary of 2000 Bonus Program for Executive Vice Presidents of the Company.
10.12(a)	United States Cellular Corporation 1994 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
10.12(b)	Form of 1994 Long-Term Stock Option Agreement (Transferable Form) is hereby incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
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
10.27
Retention Agreement for Kenneth R. Meyers dated September 13, 1999 is hereby incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.28
Terms of Offer Letter Between United States Cellular Corporation and John E. Rooney dated March 28, 2000 is hereby incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
10.29
Retirement Agreement among United States Cellular Corporation, Telephone and Data Systems, Inc. and H. Donald Nelson dated July 18, 2000 is hereby incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

(b)
Reports on Form 8-K filed during the quarter ended December 31, 2000.

    The Company filed a Current Report on Form 8-K on November 21, 2000 dated November 20, 2000, which included a press release that announced that its wholly owned subsidiary, USCC Wireless Investment, Inc., is a limited partner in Black Crow Wireless, L.P., a Delaware limited partnership. Black Crow Wireless, L.P. has been accepted for filing in the upcoming C and F block broadband PCS spectrum auction (No. 35), scheduled to begin on December 12, 2000.

    The Company filed a Current Report on Form 8-K on December 21, 2000 dated December 21, 2000, which included a press release that announced that strong customer growth and digital migration will reduce the Company's fourth quarter operating cash flow. The Company also provided information on fourth quarter 2000 service revenues and operating cash flow as well as certain expectations for 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of United States Cellular Corporation:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in United States Cellular Corporation and Subsidiaries Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 24, 2001

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C-1	Column C-2	Column D	Column E
Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of Period
(Dollars in thousands)
For The Year Ended December 31, 2000
Deducted from deferred state tax asset:
For unrealized net operating losses	$(11,696)	$(319)	$—	$—	$(12,015)
Deducted from accounts receivable:
For doubtful accounts	(10,029)	(24,304)	—	24,655	(9,678)
For The Year Ended December 31, 1999
Deducted from deferred state tax asset:
For unrealized net operating losses	(13,448)	1,752	—	—	(11,696)
Deducted from accounts receivable:
For doubtful accounts	(6,054)	(25,343)	—	21,368	(10,029)
For The Year Ended December 31, 1998
Deducted from deferred state tax asset:
For unrealized net operating losses	(10,233)	(3,215)	—	—	(13,448)
Deducted from accounts receivable:
For doubtful accounts	$(5,259)	$(20,197)	$—	$19,402	$(6,054)

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
By:	/S/ JOHN E. ROONEY

John E. Rooney
President (Chief Executive Officer)
By:	/S/ KENNETH R. MEYERS

Kenneth R. Meyers
Executive Vice President—Finance and Treasurer (Chief Financial Officer)
By:	/S/ JOHN T. QUILLE

John T. Quille
Vice President and Controller (Principal Accounting Officer)

Dated March 28, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ JOHN E. ROONEY John E. Rooney	Director	March 28, 2001
/S/ KENNETH R. MEYERS Kenneth R. Meyers	Director	March 28, 2001
/S/ LEROY T. CARLSON, JR. LeRoy T. Carlson, Jr.	Director	March 28, 2001
/S/ LEROY T. CARLSON LeRoy T. Carlson	Director	March 28, 2001
/S/ WALTER C.D. CARLSON Walter C. D. Carlson	Director	March 28, 2001
/S/ SANDRA L. HELTON Sandra L. Helton	Director	March 28, 2001
/S/ PAUL-HENRI DENUIT Paul-Henri Denuit	Director	March 28, 2001
/S/ J. SAMUEL CROWLEY J. Samuel Crowley	Director	March 28, 2001

INDEX TO EXHIBITS

Exhibit No.	Description of Document
3.1
Restated Certificate of Incorporation, as amended, is hereby incorporated by reference to an exhibit to the Company's Amendment No. 2 on Form 8 dated December 28, 1992, to the Company's Report on Form 8-A.
3.2	Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
4.1
Restated Certificate of Incorporation, as amended, is hereby incorporated by reference to an exhibit to the Company's Amendment No. 2 on Form 8 dated December 28, 1992 to the Company's Report on Form 8-A.
4.2	Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
4.4	Indenture dated June 1, 1995 between registrant and Harris Trust and Savings Bank, as Trustee, relating to the LYONs is hereby incorporated by reference to the Company's Form 8-K dated June 16, 1995.
4.5	Form of Certificate for Liquid Yield Option Note (included in Exhibit 4.4).
4.6
Indenture dated July 31, 1997 between United States Cellular Corporation and the First National Bank of Chicago, as Trustee, relating to the Company's shelf registration of debt securities is hereby incorporated by reference to Exhibit 4 to the Company's Form 8-K dated August 26, 1997.
4.7
Revolving Credit Agreement dated August 19, 1997, among United States Cellular Corporation, BankBoston N.A. and Toronto Dominion (Texas), Inc., as agents, is hereby incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.
4.8
Amendment No. 1 dated September 25, 1997, to the Revolving Credit Agreement dated August 19, 1997, is hereby incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
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
10.11	Summary of 2000 Bonus Program for Executive Vice Presidents of the Company.
10.12(a)	United States Cellular Corporation 1994 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
10.12(b)	Form of 1994 Long-Term Stock Option Agreement (Transferable Form) is hereby incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
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
10.27
Retention Agreement for Kenneth R. Meyers dated September 13, 1999 is hereby incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.28
Terms of Offer Letter Between United States Cellular Corporation and John E. Rooney dated March 28, 2000 is hereby incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
10.29
Retirement Agreement among United States Cellular Corporation, Telephone and Data Systems, Inc. and H. Donald Nelson dated July 18, 2000 is hereby incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.
11	Statement regarding computation of per share earnings (included in Note 3 to Consolidated Financial Statements which are included in Exhibit 13).

12	Statement regarding computation of ratios.
13	Incorporated portions of 2000 Annual Report to Security Holders.
21	Subsidiaries of the Registrant.
23.1	Consent of independent public accountants.

8410 West Bryn Mawr
Suite 700
Chicago, Illinois 60631
(773) 399-8900

QuickLinks

PART I
  Item 1. Business
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY STATEMENT
THE COMPANY'S CELLULAR INTERESTS
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
INDEX TO EXHIBITS