Form 10-Q
period 2001-03-31
UNITED STATES CELLULAR CORP
filed 2001-05-11
CIK 821130

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                March 31, 2001
                              --------------------------------------------------

                                                     OR

| |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
                              --------------------------  ----------------------

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
                                  Yes  X   No
                                     -----   -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at April 30, 2001
---------------------------------          -------------------------------------
Common Shares, $1 par value                          53,235,377 Shares
Series A Common Shares, $1 par value                 33,005,877 Shares
--------------------------------------------------------------------------------

                       UNITED STATES CELLULAR CORPORATION
                       ----------------------------------
                         1ST QUARTER REPORT ON FORM 10-Q
                         -------------------------------

                                      INDEX
                                      -----



                                                                        Page No.
                                                                        --------

Part I.  Financial Information

           Management's Discussion and Analysis of
             Results of Operations and Financial Condition                  2-12

           Consolidated Statements of Operations -
             Three Months Ended March 31, 2001 and 2000                       13

           Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 2001 and 2000                       14

           Consolidated Balance Sheets -
             March 31, 2001 and December 31, 2000                          15-16

           Notes to Consolidated Financial Statements                      17-20


Part II. Other Information                                                    21


Signatures                                                                    22

PART I.  FINANCIAL INFORMATION
------------------------------

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
---------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-----------------------------------------------------------------
FINANCIAL CONDITION
-------------------

RESULTS OF OPERATIONS
---------------------
Three Months Ended 3/31/01 Compared to Three Months Ended 3/31/00
-----------------------------------------------------------------

United States Cellular Corporation (the "Company" - AMEX symbol: USM) owns, operates and invests in cellular markets throughout the United States. The Company is an 82.2%-owned subsidiary of Telephone and Data Systems, Inc. ("TDS").

The Company owned either majority or minority cellular interests in 176 markets at March 31, 2001, representing 26,676,000 population equivalents ("pops"). The Company included the operations of 142 majority-owned cellular markets, representing 24.6 million pops, in consolidated operations ("consolidated markets") as of March 31, 2001. Minority interests in 28 markets, representing
2.0 million pops, were accounted for using the equity method and were included in investment income at that date. All other interests were accounted for using the cost method. Following is a table of summarized operating data for the Company's consolidated operations.

                                                   Three Months Ended or At
                                                          March 31,
                                               ---------------------------------
                                                    2001                2000
                                               -------------       -------------
Total market population (in thousands) (1)          25,670              25,044
Customers                                        3,221,000           2,707,000
Market penetration                                  12.55%              10.81%
Markets in operation                                   142                 139
Total employees                                      5,250               4,750
Cell sites in service                                2,597               2,331
Average monthly revenue per customer           $     44.65         $     47.77
Postpay churn rate per month                          1.7%                1.8%
Marketing cost per gross customer addition     $       308         $       338

(1) Calculated using Claritas population estimates for 2000 and 1999, respectively.

The Company's operating income, which includes 100% of the revenues and expenses of its consolidated markets plus its corporate office operations, decreased slightly in the first three months of 2001. The decrease reflects increases in revenues offset by higher increases in operating expenses, primarily general and administrative expenses, compared to the first three months of 2000. The improvement in revenues resulted from growth in the Company's customer base, and the increases in expenses primarily resulted from an increase in the cost to retain and serve customers. Operating revenues, driven by a 19% increase in customers served, rose $45.6 million, or 12%. Operating cash flow (operating income plus depreciation and amortization expense) increased $3.2 million, or 2%, in 2001. Operating income decreased $2.2 million, or 4%, in 2001.

In the first three months of 2001, net income and earnings per share included an extraordinary loss. In the first three months of 2000, both net income and earnings per share included gains on cellular and other investments and the cumulative effect of a change in accounting principle. A summary of the after-tax effects of the gains, extraordinary loss and cumulative effect of a change in accounting principle on net income and diluted earnings per share in each period is shown below.

                                                  Three Months Ended March 31,
                                               ---------------------------------
                                                   2001                2000
                                               -------------       -------------
                                                    (Dollars in thousands,
                                                   except per share amounts)

Income before after-tax effects of gains,
   extraordinary loss and change in accounting
   principle                                   $    34,017         $    35,557
Add: After-tax effects of gains                         --              11,282
                                               -------------       -------------
Income before extraordinary loss and cumulative
   effect of accounting change                      34,017              46,839
Less: Extraordinary loss on extinguishment of debt  (3,629)                 --
Less: Cumulative effect of accounting change            --              (4,660)
                                               -------------       -------------
Net income as reported                         $    30,388         $    42,179
                                               =============       =============

Diluted earnings per share before after-tax effects
   of gains, extraordinary loss and change in
   accounting principle                        $       .39         $       .40
Add: After-tax effects of gains                         --                 .12
                                               -------------       -------------
Diluted earnings per share before extraordinary
   loss and cumulative effect of accounting change     .39                 .52
Less: Extraordinary loss on extinguishment of debt    (.04)                 --
Less: Cumulative effect of accounting change            --                (.05)
                                               -------------       -------------
Diluted earnings per share as reported         $       .35         $       .47
                                               =============       =============

Operating Revenues
------------------

                                                  Three Months Ended March 31,
                                               ---------------------------------
                                                   2001                2000
                                               -------------       -------------
                                                    (Dollars in thousands)
Operating Revenues
   Retail service                              $   326,541         $   281,610
   Inbound roaming                                  64,026              73,251
   Long-distance and other                          33,392              25,169
                                               -------------       -------------
      Service Revenues                             423,959             380,030
   Equipment sales                                  15,810              14,127
                                               -------------       -------------
      Total Operating Revenues                 $   439,769         $   394,157
                                               =============       =============

Operating revenues increased $45.6 million, or 12%, in the first three months of 2001.

Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to the Company's retail customers ("retail service"); (ii) charges to customers of other systems who use the Company's cellular systems when roaming ("inbound roaming"); (iii) charges for long-distance calls made on the Company's systems. Service revenues increased $43.9 million, or 12%, in 2001. The increase was primarily due to the growing number of retail customers. Monthly service revenue per customer averaged $44.65 in 2001, a 7% decrease from 2000.

Retail service revenue increased $44.9 million, or 16%, in 2001. Growth in the Company's customer base was the primary reason for the increase in retail service revenue. The number of customers increased 19% to 3,221,000 at March 31, 2001 from 2,707,000 at March 31, 2000. Management anticipates that overall growth in the Company's customer base will continue to slow down in the future, primarily as a result of an increase in the number of competitors in its markets.

Average monthly retail service revenue per customer declined 3% to $34.39 in 2001 from $35.40 in 2000. Monthly local retail minutes of use per customer averaged 181 in 2001 and 128 in 2000. The increase in monthly local retail minutes of use was driven by the Company's focus on designing incentive programs and rate plans to stimulate overall usage. This increase was offset by the decrease in average revenue per minute of use in 2001. Management anticipates that the Company's average revenue per minute of use will continue to decline in the future, reflecting the continued effect of the previously mentioned factors.

Inbound roaming revenue decreased $9.2 million, or 13%, in 2001. The decline in inbound roaming revenue in 2001 primarily resulted from the decrease in revenue per roaming minute of use on the Company's systems, partially offset by an increase in roaming minutes used.

The increase in minutes of use was affected by certain pricing programs offered by other wireless companies. Wireless customers who sign up for these programs are given price incentives to roam, and many of those customers travel in the Company's markets, thus driving an increase in the Company's inbound roaming minutes of use. The decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates, and these negotiated rates are also affected by the previously mentioned pricing programs offered by other wireless carriers.

Management anticipates that the increase in inbound roaming minutes of use will continue to be slower in the remainder of 2001 as the effect of these new pricing programs becomes present in all periods of comparison. Additionally, as new wireless operators begin service in the Company's markets, the Company's roaming partners could switch their business to these new operators, further slowing growth in inbound roaming minutes of use. Management also anticipates that average inbound roaming revenue per minute of use will continue to decline in the future, reflecting the continued effect of the previously mentioned factors.

Average monthly inbound roaming revenue per Company customer averaged $6.74 in 2001 and $9.21 in 2000. The decrease in 2001 is attributable to the decrease in inbound roaming revenue compared to the increase in the Company's customer base.

Long-distance and other revenue increased $8.2 million, or 33%, in 2001 as the volume of long-distance calls billed by the Company increased, primarily from inbound roamers using the Company's systems to make long-distance calls. Monthly long-distance and other revenue per customer averaged $3.52 in 2001 and $3.16 in 2000.

Equipment sales revenues increased $1.7 million, or 12%, in 2001. The increase in equipment sales revenues reflects a 9% increase in the number of gross customer activations, to 290,000 in 2001 from 266,000 in 2000, plus an increase in the number of higher priced dual-mode units sold. Most of the gross customer activations were produced by the Company's direct and retail distribution channels; activations from these channels usually generate sales of cellular telephone units. The increase in sales of dual-mode units are related to the Company's ongoing conversion of its systems to digital coverage, which enables the Company to offer its customers more features, better clarity and increased roaming capabilities.

Operating Expenses
------------------
                                                  Three Months Ended March 31,
                                               ---------------------------------
                                                   2001                2000
                                               -------------       -------------
                                                     (Dollars in thousands)
Operating Expenses
   System operations                           $    95,584         $    81,758
   Marketing and selling                            71,305              69,458
   Cost of equipment sold                           33,812              34,597
   General and administrative                      109,246              81,687
   Depreciation                                     55,244              51,169
   Amortization of intangibles                      16,095              14,839
                                               -------------       -------------
      Total Operating Expenses                 $   381,286         $   333,508
                                               =============       =============

Operating expenses increased $47.8 million, or 14%, in 2001.

System operations expenses increased $13.8 million, or 17%, in 2001. The increase was due to the following:
*    an increase in the cost of maintaining the Company's  network;
*    an increase in the cost of minutes used on the Company's systems;  and
* an increase in the costs associated with the Company's customers roaming on other companies' systems ("outbound roaming").

These increases were driven by the following factors:

*    an increase in the number of cell sites within the Company's systems;

* increases in minutes of use both on the Company's systems and by the Company's customers using other systems when roaming;

* partially offset by the ongoing reduction both in the per-minute cost of usage on the Company's systems and in negotiated roaming rates, as mentioned previously.

In total, management expects system operations expenses to increase over the next few years, driven by increases in the number of cell sites within the Company's systems and increases in minutes of use both on the Company's systems and by the Company's customers on other systems when roaming. Customer usage expenses represent charges from other telecommunications service providers for the Company's customers' use of their facilities, as well as for the Company's inbound roaming traffic on these facilities. Also included are costs related to local interconnection to the landline network, long-distance charges and outbound roaming expenses.

Customer usage expenses increased $7.9 million, or 13%, in 2001. The increase was primarily due to the $4.3 million, or 28%, increase in the cost of minutes used on the Company's systems and the $3.3 million, or 7%, increase in outbound roaming costs. Customer usage expenses represented 17% of service revenues in 2001 and 16% in 2000.

Maintenance, utility and cell site expenses increased $5.9 million, or 30%, in 2001. The increase primarily reflects a $2.0 million, or 47%, increase in employee-related expenses, plus an increase in the number of cell sites in the Company's systems, to 2,597 in 2001 from 2,331 in 2000.

Marketing and selling expenses increased $1.8 million, or 3%, in 2001. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent expenses; corporate marketing department salaries and expenses; local advertising; and public relations expenses. The increase was primarily due to a 9% increase in the number of gross customer activations.

Marketing cost per gross customer activation, which includes marketing and selling expenses and equipment subsidies, decreased 9% to $308 in 2001 from $338 in 2000. The decrease in cost per gross customer activation in 2001 was primarily due to reductions in equipment subsidies and advertising expenses per gross customer activation.

Cost of equipment sold decreased $785,000, or 2%, in 2001. The effect of an increased number of units sold was offset by a decrease in the average cost of units sold, especially dual-mode units.

General and administrative expenses increased $27.6 million, or 34%, in 2001. These expenses include the costs of operating the Company's five customer care centers and local business offices, the costs of serving and retaining customers and corporate expenses other than the corporate engineering and marketing departments. The increase includes the effect of increases in expenses required to serve the growing customer base in the Company's markets and other expenses incurred related to the growth in the Company's business. The Company incurred additional costs in 2001 related to its customer care centers, which centralize certain customer service functions, and incurred additional costs to retain customers and to provide dual-mode phone units to customers who migrated from analog to digital rate plans.

Employee-related expenses increased $6.8 million, or 18%, in 2001. Monthly general and administrative expenses per customer increased 12% to $11.51 in 2001 from $10.27 in 2000. General and administrative expenses represented 26% of service revenues in 2001 and 21% in 2000.


Operating cash flow increased $3.2 million, or 2%, to $129.8 million in 2001. The slight improvement was primarily due to substantial growth in customers and service revenues, offset by an increase in general and administrative expenses. Operating cash flow margins (as a percent of service revenues) were 30.6% in 2001 and 33.3% in 2000.


Depreciation expense increased $4.1 million, or 8%, in 2001. The increase reflects rising average fixed asset balances, which increased 17% in 2001. Increased fixed asset balances in 2001 resulted from the addition of new cell sites built to improve coverage and capacity in the Company's markets and from upgrades to provide digital service in more of the Company's service areas.

Operating Income
----------------

Operating income totaled $58.5 million in 2001, a decrease of $2.2 million, or 4%, from 2000. Operating income margins were 13.8% in 2001 and 16.0% in 2000. The reductions in operating income and operating income margins reflect the following factors:
* increased revenues, driven by growth in both the number of customers served by the Company's systems, and the number of minutes used by the Company's customers and on the Company's systems;
* increased system operations expenses, driven by the increase in minutes of use by both the Company's customers and inboud roamers using the Company's systems; and
*    increased general and administrative expenses.

The Company expects each of the above factors to continue to have an effect on operating income and operating margins for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of the Company's operating results, may cause operating income and operating margins to fluctuate over the next several quarters.

The Company expects service revenues to continue to grow during the remainder of 2001; however, management anticipates that average monthly revenue per customer will decrease, as retail service and inbound roaming revenue per minute of use decline and as the Company further penetrates the consumer market. Additionally, the Company expects expenses to increase during the remainder of 2001 as it incurs costs associated with customer growth, service and retention and fixed assets added.

Management continues to believe there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Additionally, competitors licensed to provide personal communications services ("PCS") have initiated service in certain of the Company's markets over the past several years. The Company expects PCS operators to continue deployment of PCS throughout all of the Company's clusters during 2001. Management continues to monitor other wireless communications providers' strategies to determine how additional competition is affecting the Company's results. While the effects of additional wireless competition have slowed customer growth in certain of the Company's markets, the overall effect on the Company's total customer growth to date has not been material. However, management anticipates that customer growth will be slower in the future, primarily as a result of the increase in the number of competitors in its markets.

Investment and Other Income
---------------------------

Investment and other income totaled $13.8 million in 2001 and $30.0 million in 2000. There were no gains on cellular and other investments in the first three months of 2001. Gain on cellular and other investments totaled $17.9 million in the first three months of 2000, from the sale of Company's minority interest in one market.

Investment income was $7.2 million in 2001 and $8.7 million in 2000. Investment income primarily represents the Company's share of net income from the markets managed by others that are accounted for by the equity method. The aggregate income from the markets in which the Company had interests in both 2000 and 2001 decreased in 2001, reducing investment income.

Interest income totaled $5.5 million in 2001 and $4.0 million in 2000. The increase is primarily due to the increase in short- and long-term notes receivable in 2001.

Interest and Income Taxes
-------------------------

Interest expense totaled $8.8 million in 2001 and $9.4 million in 2000. Interest expense in 2001 is primarily related to Liquid Yield Option Notes ("LYONs") ($2.7 million); the Company's 7.25% Notes (the "Notes") ($4.6 million); and the Company's revolving credit facility with a series of banks ("Revolving Credit Facility") ($1.1 million). Interest expense in 2000 is primarily related to LYONs ($4.5 million) and the Notes ($4.6 million).

Income tax expense was $27.2 million in 2001 and $33.4 million in 2000. In 2000, $6.6 million of income tax expense related to gains on cellular and other investments. The overall effective tax rates were 43% in 2001 and 41% in 2000. Each year's effective tax rate is affected by sales of cellular and other investments, which have varying tax implications depending upon the structure of the transactions involved.

TDS and the Company are parties to a Tax Allocation Agreement, pursuant to which the Company is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial reporting purposes, the Company computes federal income taxes as if it was filing a separate return as its own affiliated group and was not included in the TDS group.

Extraordinary Item
------------------

Extraordinary item - loss on extinguishment of debt, net of tax totaled $3.6 million in the first three months of 2001, or $.04 per diluted share. In 2001, the Company satisfied $19.8 million face value ($8.5 million carrying value) of converted LYONs by paying $12.0 million in cash ($1.2 million of which was included in accounts payable at March 31, 2001) to the holders. The loss resulted from the difference between the conversion price, which approximated market value, and the accreted value of the LYONs converted. This loss is not deductible for tax purposes.

Cumulative Effect of Accounting Change
--------------------------------------

Cumulative effect of accounting change, net of tax totaled $(4.7) million in 2000, or $(.05) per diluted share, reflecting the Company's implementation of Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No.
101. The Company now defers certain activation fees charged to its customers when initiating service through its retail and direct channels and reconnect fees charged to its customers when resuming service after suspension, and records the related revenue over periods from six to 48 months. Prior to implementing SAB No. 101, the Company recorded these fees as operating revenues in the period they were charged to the customer. The cumulative effect represents the aggregate impact of this accounting change for periods prior to 2000.

Net Income
----------

Net income totaled $30.4 million in 2001 and $42.2 million in 2000. Diluted earnings per share was $0.35 in 2001 and $0.47 in 2000. In 2001, net income and earnings per share included an extraordinary loss, representing $3.6 million and $0.04 per share. Net income and earnings per share in 2000 included significant after-tax gains on cellular and other investments, representing $11.3 million and $0.12 per share, and the cumulative effect of a change in accounting principle, representing $(4.7) million and $(0.05) per share. Excluding the after-tax effect of these gains, extraordinary loss and cumulative effect of a change in accounting principle, net income would have been $34.0 million, or $.39 per share, in 2001; and $35.6 million, or $0.40 per share, in 2000.

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


Cash flows from operating activities provided $137.7 million in 2001 and $121.1 million in 2000. Operating cash flow provided $129.8 million in 2001 and $126.7 million in 2000. Cash flows from other operating activities (investment and other income, interest expense, income taxes, changes in working capital and changes in other assets and liabilities) provided $7.9 million in 2001 and required $5.6 million in 2000. Income taxes and interest paid totaled $13.2 million in 2001 and $15.3 million in 2000.

Cash flows from investing activities required $175.9 million in 2001 and $32.5 million in 2000. Cash required for property, plant and equipment and system development expenditures totaled $120.4 million in 2001 and $59.8 million in 2000. In both periods, these expenditures were financed primarily with internally generated cash, and in 2000, they were also financed with the proceeds from the sales of cellular interests. These expenditures primarily represent the construction of 49 and 31 cell sites in 2001 and 2000, respectively, plus other plant additions and costs related to the development of the Company's office systems. In both periods, other plant additions included significant amounts related to the replacement of retired assets and the changeout of analog radio equipment for digital radio equipment. Acquisitions required $56.2 million in 2001. The Company issued notes receivable to third parties totaling $3.8 million in 2001. The Company received net cash proceeds totaling $22.5 million in 2000 related to sales of cellular and other investments. Cash distributions from cellular entities in which the Company has an interest provided $3.3 million in 2001 and $5.5 million in 2000.

Cash flows from financing activities required $20.8 million in 2001 and $52.3 million in 2000. In 2001, the Company paid $10.8 million in cash, and will pay $1.2 million in cash in April 2001, to satisfy the conversion of $19.8 million face value ($8.5 million carrying value) of LYONs by the holders. In 2001, the Company paid $11.0 million for the repurchase of 190,000 of its Common Shares. These repurchases had been executed in 2000 and the amount was included in accounts payable at year-end 2000. In 2000, the Company repurchased a total of 817,300 of its Common Shares for a total of $56.7 million, $5.2 million of which was paid in April 2000 and was included in accounts payable at March 31, 2000.

Anticipated capital requirements for 2001 primarily reflect the Company's plans for construction and system expansion. The Company's construction and system expansion budget for 2001 is $425 million to $450 million, to expand and enhance the Company's coverage in its service areas, including the addition of digital service capabilities to its systems, and to enhance the Company's office systems.

Liquidity
---------

The Company anticipates that the aggregate resources required for the remainder of 2001 will include the following:
o    $305 million to $330 million for capital spending;
o $78 million to acquire certain 10 megahertz ("MHz") D and E block PCS licenses covering 4.9 million pops;
o an as yet undetermined amount that may be needed to repurchase USM Common Shares or LYONs under programs authorized by the Company's Board of Directors; and
o an as yet undetermined amount that may be needed to finance expenditures related to the Company's interests in certain wireless licenses acquired by Black Crow Wireless L.P. ("Black Crow") in the Federal Communications Commission's ("FCC's") C and F Block auctions in early 2001.

In October 2000, the Company's Board of Directors authorized the repurchase of an additional 1.4 million USM Common Shares. Through March 31, 2001, the company had repurchased 65,400 shares under this program. Additionally, the Company may repurchase a limited amount of additional shares on a quarterly basis, primarily for use in employee benefit plans.

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

In April 2001, the Company entered into agreements to acquire certain 10 MHz D and E block PCS licenses covering 4.9 million pops in the Midwest for $78 million in cash. The Company expects these transactions to be completed during 2001.

The Company is a limited partner in Black Crow, which was a successful bidder for 17 licenses in 13 markets in the most recent FCC spectrum auction, ended in January 2001. The license cost for the 17 licenses amounted to $283.9 million. As a result of its 85% economic interest in Black Crow, the Company, as of March 31, 2001, has contributed a total of $9.7 million in capital and loaned $45.5 million to Black Crow, and loaned $563,000 to the general partner of Black Crow. The exact nature of the Company's financial commitment going forward will be developed as Black Crow develops its long-term business and financing plans. The Company is committed to contributing capital along the lines of its partnership interest, and has committed to loan the general partner up to $20 million. The Company has no other loan commitments, but it is possible that the Company will provide guarantees or other financial undertakings to support Black Crow's efforts at raising debt financing.

Thirteen of the 17 licenses for which Black Crow was the successful bidder were auctioned by the FCC subject to the final outcome of certain judicial proceedings initiated by parties claiming to have continuing interests in such licenses. These 13 licenses, along with various other licenses, were originally awarded by the FCC in prior auctions. The licenses were subsequently cancelled and reauctioned by the FCC after the winning bidders of the prior auctions were unable to make their required payments to the FCC on a timely basis. The winning bidders in the prior auctions are contesting the FCC's decision to revoke and reauction the licenses. In the event the parties are successful in their challenge against the FCC, the winning bidders in the January 2001 auctions, including Black Crow, may be required to surrender these licenses. In such event, Black Crow would receive a refund of payments made to the FCC for such licenses and only acquire four licenses in three markets for a total cost of $3.8 million, which would significantly reduce U.S. Cellular's current and potential future financial commitments.

The Company is generating substantial cash from its operations and anticipates financing all of the above expenditures with internally generated cash and with borrowings under the Company's Revolving Credit Facility as the timing of such expenditures warrants. The Company had $65.4 million of cash and cash equivalents at March 31, 2001. Additionally, $445 million of the $500 million under the Company's Revolving Credit Facility is unused and remains available to meet any short-term borrowing requirements.

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

Market Risk
-----------

The Company is subject to market rate risks due to fluctuations in interest rates and equity markets. All of the Company's existing long-term debt is in the form of fixed-rate notes with original maturities ranging from seven to 20 years. Accordingly, fluctuations in interest rates can lead to fluctuations in the fair value of such instruments. The Company has not entered into financial derivatives to reduce its exposure to interest rate risks.

The Company maintains a portfolio of available for sale marketable equity securities which resulted from acquisitions and the sale of non-strategic investments. The market value of these investments, principally VOD ADRs, amounted to $288.6 million at March 31, 2001. A hypothetical 10% decrease in the share prices of these investments would result in a $28.9 million decline in the market value of the investments.


PRIVATE  SECURITIES  LITIGATION  REFORM  ACT  OF  1995  SAFE  HARBOR  CAUTIONARY
STATEMENT
This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Quarterly Report on Form 10-Q contains statements that are not based on historical fact, including the words "believes", "anticipates", "intends", "expects", and similar words. These statements constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, but are not limited to:
* general economic and business conditions, both nationally and in the regions in which the Company operates;
*    technology changes;
*    competition;
*    changes in business strategy or development plans;
*    acquisitions/divestitures of properties and/or  licenses;
*    changes  in  governmental regulations;
*    availability of future financing; and
* changes in growth in cellular customers, penetration rates, churn rates and roaming rates.

The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                    Unaudited
                                    ---------
                                                       Three Months Ended
                                                            March 31,
                                               ---------------------------------
                                                    2001                2000
                                               -------------       -------------
                                                     (Dollars in thousands,
                                                    except per share amounts)

OPERATING REVENUES
  Service                                      $   423,959         $   380,030
  Equipment sales                                   15,810              14,127
                                               -------------       -------------
    Total Operating Revenues                       439,769             394,157
                                               -------------       -------------
OPERATING EXPENSES
  System operations                                 95,584              81,758
  Marketing and selling                             71,305              69,458
  Cost of equipment sold                            33,812              34,597
  General and administrative                       109,246              81,687
  Depreciation                                      55,244              51,169
  Amortization of intangibles                       16,095              14,839
                                               -------------       -------------
    Total Operating Expenses                       381,286             333,508
                                               -------------       -------------
OPERATING INCOME                                    58,483              60,649
                                               -------------       -------------

INVESTMENT AND OTHER INCOME
  Investment income                                  7,167               8,725
  Amortization of licenses related to investments     (176)               (347)
  Interest income                                    5,522               3,998
  Other income (expense), net                        1,309                (247)
  Gain on cellular and other investments                --              17,851
                                               -------------       -------------
    Total Investment and Other Income               13,822              29,980
                                               -------------       -------------
INCOME BEFORE INTEREST, INCOME TAXES,
 AND MINORITY INTEREST                              72,305              90,629
Interest expense                                     8,821               9,360
                                               -------------       -------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST    63,484              81,269
Income tax expense                                  27,188              33,414
                                               -------------       -------------
INCOME BEFORE MINORITY INTEREST                     32,296              47,855
Minority share of income                            (2,279)             (1,015)
                                               -------------       -------------

INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE                        34,017              46,840
    Extraordinary item - loss on extinguishment
      of debt, net of tax                           (3,629)                  --
    Cumulative effect of accounting change,
      net of tax                                        --              (4,661)
                                               -------------       -------------
NET INCOME                                     $    30,388         $    42,179
                                               =============       =============

BASIC WEIGHTED AVERAGE COMMON AND SERIES A
 COMMON SHARES (000s)                               85,989              87,599

BASIC EARNINGS PER COMMON AND SERIES A
 COMMON SHARE                                  $      0.35         $      0.48
                                               =============       =============

DILUTED EARNINGS PER COMMON AND SERIES A
 COMMON SHARE                                  $      0.35         $      0.47
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

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                    Unaudited
                                    ---------

                                                       Three Months Ended
                                                            March 31,
                                               ---------------------------------
                                                    2001                2000
                                               -------------       -------------
                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                   $    30,388         $    42,179
  Add (Deduct) adjustments to reconcile net income
    to net cash provided by operating activities
      Depreciation and amortization                 71,339              66,008
      Deferred income tax provision                  4,835               7,431
      Investment income                             (7,167)             (8,725)
      Minority share of income                       2,279               1,015
      Extraordinary item                             3,629                  --
      Cumulative effect of accounting change            --               4,661
      Gain on cellular and other investments            --             (17,851)
      Other noncash expense                          4,174               7,978
      Change in accounts receivable                 27,336              22,916
      Change in inventory                           10,707                 206
      Change in accounts payable                   (31,884)            (19,929)
      Change in accrued interest                    (4,189)             (4,535)
      Change in accrued taxes                       24,146              20,104
      Change in customer deposits and
        deferred revenue                             2,498               3,873
      Change in other assets and liabilities          (352)             (4,261)
                                               -------------       -------------
                                                   137,739             121,070
                                               -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment      (119,469)            (57,401)
  System development costs                            (941)             (2,430)
  Investments in and advances (to)/from
    unconsolidated entities                         (1,761)               (730)
  Distributions from unconsolidated entities         3,320               5,527
  Acquisitions, excluding cash acquired            (56,180)                 --
  Proceeds from cellular and other investments          --              22,500
  Change in notes receivable                        (3,822)                 --
  Other investing activities                         3,000                  73
                                               -------------       -------------
                                                  (175,853)            (32,461)
                                               -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of debt                                (10,778)                 --
  Repurchase of common shares                      (10,992)            (51,523)
  Common Shares issued                               2,831                 474
  Capital (distributions) to minority partners      (1,839)             (1,289)
                                               -------------       -------------
                                                   (20,778)            (52,338)
                                               -------------       -------------
NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                  (58,892)             36,271

CASH AND CASH EQUIVALENTS-
  Beginning of period                              124,281             197,675
                                               -------------       -------------
  End of period                                $    65,389         $   233,946
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

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ASSETS
                                     ------


                                                (Unaudited)         December 31,
                                               March 31, 2001          2000
                                               -------------       -------------
                                                     (Dollars in thousands)

CURRENT ASSETS
Cash and cash equivalents                      $    15,960         $    69,956
  General funds                                     49,429              54,325
                                               -------------       -------------
  Affiliated cash equivalents                       65,389             124,281

  Temporary investments                                  7                   7
  Accounts Receivable
    Customers, net of allowance                    124,999             142,783
    Roaming                                         58,462              62,928
    Affiliates                                          92                  60
    Other                                           14,630              13,312
  Inventory                                         38,091              48,798
  Note receivable                                   45,502                  --
  Prepaid expenses                                  10,613              10,796
  Other current assets                               8,559               6,398
                                               -------------       -------------
                                                   366,344             409,363
                                               -------------       -------------
INVESTMENTS
  Licenses, net of accumulated amortization      1,210,955           1,130,802
  Marketable equity securities                     288,616             377,900
  Investment in unconsolidated entities,
    net of accumulated amortization                146,734             188,859
  Notes and interest receivable - long-term         45,223              84,566
                                               -------------       -------------
                                                 1,691,528           1,782,127
                                               -------------       -------------
PROPERTY, PLANT AND EQUIPMENT
  In service and under construction              1,947,938           1,801,377
  Less accumulated depreciation                    724,748             655,754
                                               -------------       -------------
                                                 1,223,190           1,145,623
                                               -------------       -------------
DEFERRED CHARGES
  System development costs,
    net of accumulated amortization                113,825             119,724
  Other, net of accumulated amortization             9,734              10,197
                                               -------------       -------------
                                                   123,559             129,921
                                               -------------       -------------
  Total Assets                                 $ 3,404,621         $ 3,467,034
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

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                (Unaudited)         December 31,
                                               March 31, 2001          2000
                                               -------------       -------------
                                                     (Dollars in thousands)
CURRENT LIABILITIES
  Revolving Credit Facility                    $    55,000         $    55,000
  Accounts payable
    Affiliates                                       2,022               9,124
    Other                                          177,057             203,223
  Customer deposits and deferred revenues           61,991              53,855
  Accrued interest                                   3,260               7,449
  Accrued taxes                                     56,674              32,529
  Accrued compensation                              16,484              19,550
  Other current liabilities                         20,495              17,597
                                               -------------       -------------
                                                   392,983             398,327
                                               -------------       -------------

LONG-TERM DEBT
  6% zero coupon convertible debentures            172,664             185,817
  7.25% unsecured notes                            250,000             250,000
  Other                                             13,000              13,000
                                               -------------       -------------
                                                   435,664             448,817
                                               -------------       -------------
DEFERRED LIABILITIES AND CREDITS
  Net deferred income tax liability                326,497             357,775
  Other                                              7,120              12,611
                                               -------------       -------------
                                                   333,617             370,386
                                               -------------       -------------
MINORITY INTEREST                                   39,062              34,933
                                               -------------       -------------

COMMON SHAREHOLDERS' EQUITY
  Common Shares, par value $1 per share             55,046              55,046
  Series A Common Shares, par value $1 per share    33,006              33,006
  Additional paid-in capital                     1,317,486           1,321,193
  Treasury Shares, at cost (1,926,085 and
    2,176,294 shares)                             (129,929)           (145,542)
  Accumulated other comprehensive (loss)           (69,867)            (16,296)
  Retained earnings                                 997,553            967,164
                                               -------------       -------------
                                                  2,203,295          2,214,571
                                               -------------       -------------
  Total Liabilities and Shareholders' Equity   $  3,404,621        $ 3,467,034
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

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

     The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2001 and December 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year.

2. Net Income used in computing Earnings per Common Share and the effect on income and the weighted average number of Common Series A Common Shares of dilutive potential common stock are as follows:

                                                       Three Months Ended
                                                            March 31,
                                               ---------------------------------
                                                    2001                2000
                                               -------------       -------------
                                                     (Dollars in thousands,
                                                    except per share amounts)

     Income used in Basic Earnings per Share   $    34,017         $    46,840
     Extraordinary item                             (3,629)                 --
     Cumulative effect of accounting change             --              (4,661)
                                               -------------       -------------
     Net Income Available to Common used in
       Basic Earnings per Share                $    30,388         $    42,179
                                               =============       =============

     Weighted average number of Common
       Shares used in Basic Earnings
       per Share (000's)                            85,989              87,599
                                               =============       =============

     Basic Earnings per Share
       Continuing Operations
         Excluding Gains                       $      0.40         $      0.41
         Gains                                          --                0.12
                                               -------------       -------------
                                                      0.40                0.53
     Extraordinary item                              (0.05)                 --
     Cumulative effect of accounting change             --               (0.05)
                                               -------------       -------------
                                               $      0.35         $      0.48
                                               =============       =============

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                                       Three Months Ended
                                                            March 31,
                                               ---------------------------------
                                                    2001                2000
                                               -------------       -------------
                                                     (Dollars in thousands,
                                                    except per share amounts)

     Income used in Basic Earnings per Share   $    34,017         $    46,840

     Interest expense eliminated as a result of the
       pro forma conversion of Convertible Debentures,
       net of tax                                       --               2,571
                                               -------------       -------------

     Income used in Diluted Earnings per Share      34,017              49,411
       Extraordinary item                           (3,629)                 --
       Cumulative effect of accounting change           --              (4,661)
                                               -------------       -------------

     Net Income Available to Common used in
       Diluted Earnings per Share              $    30,388         $    44,750
                                               =============       =============

     Weighted average number of Common
       Shares used in Basic Earnings
       per Share (000's)                            85,989              87,599
     Effect of Dilutive Securities:
       Stock options and Stock Appreciation Rights     278                 447
       Conversion of convertible debentures             --               6,920
                                               -------------       -------------
     Weighted Average Number of Common
       Shares used in Diluted Earnings per Share    86,267              94,966
                                               =============       =============

     Diluted Earnings Per Share
       Continuing Operations
         Excluding Gains                       $      0.39         $      0.40
         Gains                                          --                0.12
                                               -------------       -------------
                                                      0.39                0.52
     Extraordinary item                              (0.04)                 --
     Cumulative effect of accounting change             --               (0.05)
                                               -------------       -------------
                                               $      0.35         $      0.47
                                               =============       =============

3.   Supplemental Cash Flow Information

     The Company acquired certain cellular licenses and interests during the first three months of 2001. In conjunction with these acquisitions, the following assets were acquired, liabilities assumed and Common Shares issued.
                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                                    2001
                                                          ----------------------
                                                          (Dollars in thousands)
    Cellular licenses                                     $             55,055
    Property, plant, and equipment, net                                  1,125
                                                          ----------------------
    Decrease in cash due to acquisitions                  $             56,180
                                                          ======================

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


     The following summarizes certain noncash transactions, and interest and income taxes paid.

                                                       Three Months Ended
                                                            March 31,
                                               ---------------------------------
                                                    2001                2000
                                               -------------       -------------
                                                     (Dollars in thousands)

     Interest paid                             $    10,159         $     9,301
     Income taxes paid                               3,048               3,693
     Noncash interest expense                        2,843               4,590


4.   Gain on Cellular and Other Investments

     Gain on cellular and other investments in 2000 primarily reflects gains recorded on the sale of the Company's minority interest in one market.

5.   Other Comprehensive Income (Loss)

     The Company's Comprehensive Income (Loss) includes Net Income and Unrealized Gains from Marketable Equity Securities that are classified as "available-for-sale". The following table summarizes the Company's Comprehensive Income (Loss).




                                                       Three Months Ended
                                                            March 31,
                                               ---------------------------------
                                                    2001                2000
                                               -------------       -------------
                                                     (Dollars in thousands)

     Accumulated Other Comprehensive Income
     (Loss)

     Balance, beginning of period              $   (16,296)        $    81,391
     Other Comprehensive Income (Loss) -
      Unrealized (losses) gains on securities      (89,284)             56,555
      Income Tax effect                             35,713             (22,623)
                                               -------------       -------------
     Net unrealized (losses) gains included in
      Comprehensive Income (Loss)                  (53,571)             33,932
                                               -------------       -------------
     Balance, end of period                    $   (69,867)        $   115,323
                                               =============       =============

     Comprehensive Income (Loss)

     Net Income                                $    30,388         $    42,179
     Net unrealized (losses) gains on securities   (53,571)             33,932
                                               -------------       -------------
                                               $   (23,183)        $    76,111
                                               =============       =============

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

                                                  March 31,         December 31,
                                                    2001                2000
                                               -------------       -------------
                                                     (Dollars in thousands)

     Available-for-sale Equity Securities
      Aggregate Fair Value                     $   288,616         $   377,900
      Original Cost                                405,061             405,061
                                               -------------       -------------
      Gross Unrealized Holding (Losses)           (116,445)            (27,161)

      Tax Effect                                   (46,578)            (10,865)
                                               -------------       -------------
      Net Unrealized Holding (Losses),
        net of tax                             $   (69,867)        $   (16,296)
                                               =============       =============

7.   Treasury Shares

     In 2000, the Company authorized the repurchase of up to 4.2 million USM Common Shares through three separate 1.4 million share programs. The Company may use repurchased shares to fund acquisitions and for other corporate purposes.

     The Company repurchased 3.5 million Common Shares in 2000 for $234.8 million. The Company had reissued 1.6 million Common Shares as of March 31, 2001, primarily to satisfy conversions of convertible debt securities.

     In 2001, the Company paid $11.0 million for the repurchase of 190,000 of its Common Shares. These repurchases had been executed in 2000 and were included in Accounts Payable at year-end 2000.

8.   Extraordinary Item - Loss on Extinguishment of Debt

     During 2001, the Company retired a total of $19.8 million face value ($8.5 million carrying value) of its Liquid Yield Option Notes ("LYONs") for $12.0 million in cash. The retirements resulted in an extraordinary loss of $3.6 million, $.05 per basic and $.04 per diluted share. There were no income tax benefits due to the conversion feature associated with these LYONs.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 1.  Legal Proceedings.
---------------------------
     On April 11, 2000, two affiliates of U.S. Cellular, along with two unrelated wireless carriers, filed a declaratory judgment action in the United States District Court for the Northern District of Iowa against the Iowa Attorney General. This action was in response to the Attorney General's ongoing investigation of certain wireless industry practices involving wireless service agreements and related matters. The suit by U.S. Cellular and the other wireless carriers seeks to have certain state laws declared inapplicable to wireless service agreements and such practices. In response, the Iowa Attorney General filed suit in the Iowa State District Court for Polk County against U.S. Cellular, alleging violations of various state consumer credit and other consumer protection laws. The Attorney General is seeking injunctive relief, barring the enforcement of contracts in excess of four months, and related relief. The Attorney General is also seeking unspecified reimbursements for customers, statutory fines ($40,000 for certain violations and $5,000 for others, per violation) as well as fees and costs. This case was removed to the
U. S. District Court for the Southern District of Iowa. On August 7, 2000, the U.S. District Court in the Southern District granted the Attorney General's motion to remand the case to state court. On September 15, 2000, the U.S. District Court in the Northern District dismissed U.S. Cellular's Complaint in its entirety. U.S. Cellular has filed an appeal of the grant of the motion to dismiss the Northern District case. U.S. Cellular vigorously denies the allegations of the Iowa Attorney General in the case now remanded to state court and intends to vigorously contest this case.

     In addition to the legal proceedings referenced in the previous paragraph, U.S. Cellular is involved in a number of other legal proceedings before the FCC and various state and federal courts. In some cases, the litigation involves disputes regarding rights to certain cellular telephone systems and other interests. U.S. Cellular does not believe that any of these proceedings should have a material adverse impact.

Item 5. Other Information.
--------------------------
     On May 3, 2001, the Company announced that it had entered into a definitive agreement with McLeodUSA Incorporated ("McLeod") to acquire certain 10 megahertz D and E block personal communications service ("PCS") licenses covering 4.7 million population equivalents in Iowa, Illinois and Nebraska. A copy of the news release is attached as Exhibit 99.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------
  (a)Exhibits:

     Exhibit 11 - Statement regarding computation of per share earnings is included herein as footnote 2 to the financial statements.

     Exhibit 12 - Statement regarding computation of ratios.

     Exhibit 99 - News release announcing the purchase of PCS licenses from McLeod.

  (b)Reports on Form 8-K filed during the quarter ended March 31, 2001:

     The Company filed a current report on Form 8-K on February 2, 2001 announcing that Black Crow Wireless L.P. was the high bidder for 17 licenses in 13 markets in the recent Federal Communications Commission C and F block broadband PCS spectrum auctions that concluded on January 26, 2001.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       UNITED STATES CELLULAR CORPORATION
                                       ----------------------------------
                                                  (Registrant)





Date   May 11, 2001                 /s/ John E. Rooney
     ------------------             -----------------------------------------
                                    John E. Rooney
                                    President
                                    (Chief Executive Officer)


Date   May 11, 2001                 /s/ Kenneth R. Meyers
     ------------------             ------------------------------------------
                                    Kenneth R. Meyers
                                    Executive Vice President-Finance
                                    and Treasurer
                                    (Chief Financial Officer)


Date   May 11, 2001                 /s/ John T. Quille
     ------------------             -------------------------------------------
                                    John T. Quille
                                    Vice President and Controller
                                    (Principal Accounting Officer)