Form 10-Q
period 2001-06-30
UNITED STATES CELLULAR CORP
filed 2001-08-10
CIK 821130

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


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                     June 30, 2001
                               -------------------------------------------------
                                       OR
| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
                               ------------------------    ---------------------

                          Commission File Number 1-9712

--------------------------------------------------------------------------------

                       UNITED STATES CELLULAR CORPORATION

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      62-1147325
   ------------------------                   --------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

             8410 West Bryn Mawr, Suite 700, Chicago, Illinois 60631
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (773) 399-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes |X| No | |
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at July 31, 2001
-------------------------------                ---------------------------------
Common Shares, $1 par value                           53,410,632 Shares
Series A Common Shares, $1 par value                  33,005,877 Shares

                       UNITED STATES CELLULAR CORPORATION
                       ----------------------------------
                         2ND QUARTER REPORT ON FORM 10-Q
                         -------------------------------

                                      INDEX
                                      -----



                                                                        Page No.
                                                                        --------
Part I.  Financial Information:

                  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition             2-15

                  Consolidated Statements of Income -
                  Three Months and Six Months Ended June 30, 2001 and 2000    16

                  Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 2001 and 2000                     17

                  Consolidated Balance Sheets -
                  June 30, 2001 and December 31, 2000                      18-19

                  Notes to Consolidated Financial Statements               20-23


Part II. Other Information                                                 24-25


Signatures                                                                    26

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
       -----------------------------------------------------------------
                              FINANCIAL CONDITION
                              -------------------

RESULTS OF OPERATIONS
---------------------

Six Months Ended 6/30/01 Compared to Six Months Ended 6/30/00
--------------------------------------------------------------

United States Cellular Corporation (the "Company" - AMEX symbol: USM) owns, operates and invests in cellular markets throughout the United States. The Company is an 81.9%-owned subsidiary of Telephone and Data Systems, Inc. ("TDS").

The Company owned either majority or minority cellular interests in 176 markets at June 30, 2001, representing 26,676,000 population equivalents ("pops"). The Company included the operations of 142 majority-owned cellular markets, representing 24.6 million pops, in consolidated operations ("consolidated markets") as of June 30, 2001. Minority cellular interests in 28 markets, representing 2.0 million pops, were accounted for using the equity method and were included in investment income at that date. All other cellular interests were accounted for using the cost method.

At June 30, 2001, the Company, on its own behalf and through joint ventures, owned or had the right to acquire interests in 23 personal communication service ("PCS") Basic Trading Areas ("BTAs" or "markets"). These interests represent a total population of 7.7 million. The Company's proportionate ownership of these interests represents 7.3 million pops. See "Financial Resources and Liquidity - PCS Acquisitions" for further discussion of these transactions.

Following is a table of summarized operating data for the Company's consolidated operations. The Company's interests in PCS licenses discussed previously are not included in consolidated operations.

                                                        Six Months Ended or At
                                                               June 30,
                                                     ---------------------------
                                                        2001            2000
                                                     ----------      -----------
Total market population (1)                          25,670,000      25,044,000
Customers                                             3,294,000       2,807,000
Market penetration                                        12.83%          11.21%
Markets in operation                                        142             139
Total employees                                           5,200           4,800
Cell sites in service                                     2,688           2,392
Average monthly revenue per customer                $     46.00     $     49.25
Postpay churn rate per month                               1.68%           1.76%
Marketing cost per gross customer addition          $       325     $       337

(1)Calculated   using   Claritas   population   estimates  for  2000  and  1999,
respectively.

The Company's operating income, which includes 100% of the revenues and expenses of its consolidated markets plus its corporate office operations, decreased slightly in the first six months of 2001. The decrease reflects increases in revenues offset by higher increases in operating expenses, primarily system operations expenses and general and administrative expenses, compared to the first six months of 2000. The improvement in revenues resulted from growth in the Company's customer base, and the increases in expenses primarily resulted from an increase in the cost to retain and serve customers. Operating revenues, driven by a 17% increase in customers served, rose $87.9 million, or 11%. Operating cash flow (operating income plus depreciation and amortization expense) increased $10.7 million, or 4%, in 2001. Operating income decreased $2.5 million, or 2%, in 2001.

In the first six months of 2001, both net income and earnings per share included an extraordinary loss. In the first six months of 2000, both net income and earnings per share included gains on cellular and other investments, an extraordinary loss and the cumulative effect of a change in accounting principle. A summary of the after-tax effects of the gains, extraordinary loss and cumulative effect of a change in accounting principle on net income and diluted earnings per share in each period is shown below.

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          2001           2000
                                                       ----------     ----------
                                                        (Dollars in thousands,
                                                       except per share amounts)
Income before after-tax effects of gains,
   extraordinary loss and change in accounting
   principle                                           $   92,922    $   91,743
Add: After-tax effects of gains                                --        11,282
                                                       ----------    ----------
Income before extraordinary loss and cumulative
   effect of accounting change                             92,922       103,025
Less: Extraordinary loss on extinguishment of debt         (5,165)       (6,106)
Less: Cumulative effect of accounting change                   --        (4,661)
                                                       ----------    ----------
Net income as reported                                 $   87,757    $   92,258
                                                       ==========    ==========

Diluted earnings per share before after-tax effects
   of gains, extraordinary loss and change in
   accounting principle                                $     1.06    $     1.03
Add: After-tax effects of gains                                --           .11
                                                       ----------    ----------
Diluted earnings per share before extraordinary
   loss and cumulative effect of accounting change           1.06          1.14
Less: Extraordinary loss on extinguishment of debt           (.05)         (.06)
Less: Cumulative effect of accounting change                   --          (.05)
                                                       ----------    ----------
Diluted earnings per share as reported                $      1.01   $      1.03
                                                       ==========    ==========

Operating Revenues
------------------
                                                      Six Months Ended June 30,
                                                     ---------------------------
                                                         2001             2000
                                                     -----------     -----------
                                                        (Dollars in thousands)
Operating Revenues
   Retail service                                    $   684,187     $   590,686
   Inbound roaming                                       131,354         148,455
   Long-distance and other                                69,580          59,615
                                                     -----------     -----------
      Service Revenues                                   885,121         798,756
   Equipment sales                                        29,937          28,396
                                                     -----------     -----------
      Total Operating Revenues                       $   915,058     $   827,152
                                                     ===========     ===========

Operating revenues increased $87.9 million, or 11%, in the first six months of 2001.

Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to the Company's retail customers ("retail service"); (ii) charges to customers of other systems who use the Company's cellular systems when roaming ("inbound roaming"); (iii) charges for long-distance calls made on the Company's systems. Service revenues increased $86.4 million, or 11%, in 2001. The increase was primarily due to the growing number of retail customers. Monthly service revenue per customer averaged $46.00 in 2001, a 7% decrease from 2000.

Retail service revenue increased $93.5 million, or 16%, in 2001. Growth in the Company's customer base was the primary reason for the increase in retail service revenue. The number of customers increased 17% to 3,294,000 at June 30, 2001 from 2,807,000 at June 30, 2000. Management anticipates that overall growth in the Company's customer base will continue to slow down in the future, primarily as a result of an increase in the number of competitors in its markets.

Average monthly retail service revenue per customer declined 2% to $35.55 in 2001 from $36.42 in 2000. Monthly local retail minutes of use per customer averaged 199 in 2001 and 142 in 2000. The increase in monthly local retail minutes of use was driven by the Company's focus on designing incentive programs and rate plans to stimulate overall usage. This increase was offset by the decrease in average revenue per minute of use in 2001. Management anticipates that the Company's average revenue per minute of use will continue to decline in the future, reflecting the continued effect of the previously mentioned factors.

Inbound roaming revenue decreased $17.1 million, or 12%, in 2001. The decline in inbound roaming revenue in 2001 primarily resulted from the decrease in revenue per roaming minute of use on the Company's systems, partially offset by an increase in roaming minutes used.

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

Management anticipates that the increase in inbound roaming minutes of use will be slower in the remainder of 2001 as the effect of these new pricing programs becomes present in all periods of comparison. Additionally, as new wireless operators begin service in the Company's markets, the Company's roaming partners could switch their business to these new operators, further slowing growth in inbound roaming minutes of use. Management also anticipates that average inbound roaming revenue per minute of use will continue to decline in the future, reflecting the continued effect of the previously mentioned factors.

Average monthly inbound roaming revenue per Company customer averaged $6.83 in 2001 and $9.15 in 2000. The decrease in 2001 is attributable to the decrease in inbound roaming revenue compared to the increase in the Company's customer base.

Long-distance and other revenue increased $10.0 million, or 17%, in 2001 as the volume of long-distance calls billed by the Company increased, primarily from inbound roamers using the Company's systems to make long-distance calls. Monthly long-distance and other revenue per customer averaged $3.62 in 2001 and $3.68 in 2000.

Equipment sales revenues increased $1.5 million, or 5%, in 2001. The increase in equipment sales revenues reflects a 1% increase in the number of gross customer activations, to 527,000 in 2001 from 524,000 in 2000, plus an increase in the number of higher priced dual-mode units sold. Most of the gross customer activations were produced by the Company's direct and retail distribution channels; activations from these channels usually generate sales of cellular telephone units. The increase in sales of dual-mode units are related to the Company's ongoing conversion of its systems to digital coverage, which enables the Company to offer its customers more features, better clarity and increased roaming capabilities.

Operating Expenses
------------------
                                                       Six Months Ended June 30,
                                                     ---------------------------
                                                          2001            2000
                                                     -----------     -----------
                                                        (Dollars in thousands)
Operating Expenses
   System operations                                 $   201,436     $   168,548
   Marketing and selling                                 139,304         140,186
   Cost of equipment sold                                 62,016          64,651
   General and administrative                            215,846         168,040
   Depreciation                                          112,917         101,387
   Amortization of intangibles                            31,430          29,746
                                                     -----------     -----------
      Total Operating Expenses                       $   762,949     $   672,558
                                                     ===========     ===========

Operating expenses increased $90.4 million, or 13%, in 2001.

System operations expenses increased $32.9 million, or 20%, in 2001. The increase was due to the following factors:

* a 12% increase in the number of cell sites within the Company's systems, to 2,688 in 2001 from 2,392 in 2000;
*    a $3.8 million, or 41%, increase in employee-related expenses;
* increases in minutes of use both on the Company's systems and by the Company's customers using other systems when roaming;
* the ongoing reduction both in the per-minute cost of usage on the Company's systems and in negotiated roaming rates, which partially offset the above factors.

System operations expenses represent charges from other telecommunications service providers for the Company's customers' use of their facilities, as well as for the Company's inbound roaming traffic on these facilities. Also included are costs related to local interconnection to the landline network, long-distance charges and outbound roaming expenses. In total, management expects system operations expenses to increase over the next few years, driven by increases in the number of cell sites within the Company's systems and increases in minutes of use both on the Company's systems and by the Company's customers on other systems when roaming.

Marketing and selling expenses decreased $882,000, or 1%, in 2001. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent expenses; corporate marketing department salaries and expenses; local advertising; and public relations expenses.

Marketing cost per gross customer activation, which includes marketing and selling expenses and equipment subsidies, decreased 3% to $325 in 2001 from $337 in 2000. The decrease in cost per gross customer activation in 2001 was
primarily  due  to  reductions  in  equipment   subsidies  per  gross   customer
activation.

Cost of equipment sold decreased $2.6 million, or 4%, in 2001. The effect of a slight increase in the number of units sold was offset by a decrease in the average cost of units sold, especially dual-mode units.

General and administrative expenses increased $47.8 million, or 28%, in 2001. These expenses include the costs of operating the Company's five customer care centers and local business offices, the costs of serving and retaining customers and corporate expenses other than the corporate engineering and marketing departments. The increase includes the effect of increases in expenses required to serve the growing customer base in the Company's markets and other expenses incurred related to the growth in the Company's business. The Company incurred additional costs in 2001 related to its customer care centers, which centralize certain customer service functions, and incurred additional costs to retain customers and to provide dual-mode phone units to customers who migrated from analog to digital rate plans.

Administrative employee-related expenses increased $17.3 million, or 23%, in 2001. Monthly general and administrative expenses per customer increased 8% to $11.22 in 2001 from $10.36 in 2000. General and administrative expenses represented 24% of service revenues in 2001 and 21% in 2000.

Operating cash flow increased $10.7 million, or 4%, to $296.5 million in 2001. The improvement was primarily due to substantial growth in customers and service revenues, partially offset by an increase in system operations expenses and general and administrative expenses. Operating cash flow margins (as a percent of service revenues) were 33.5% in 2001 and 35.8% in 2000.

Depreciation expense increased $11.5 million, or 11%, in 2001. The increase reflects rising average fixed asset balances, which increased 19% in 2001. Increased fixed asset balances in 2001 resulted from the addition of new cell sites built to improve coverage and capacity in the Company's markets and from upgrades to provide digital service in more of the Company's service areas.

Operating Income
-----------------

Operating income totaled $152.1 million in 2001, a decrease of $2.5 million, or 2%, from 2000. Operating income margins were 17.2% in 2001 and 19.4% in 2000. The reductions in operating income and operating income margins reflect the following factors:

* increased revenues, driven by growth in both the number of customers served by the Company's systems, and the number of minutes used by the Company's customers and on the Company's systems;
* increased system operations expenses, driven by the increase in minutes of use by both the Company's customers and inbound roamers using the Company's systems; and
*    increased general and administrative expenses.

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

Management continues to believe there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Additionally, competitors licensed to provide PCS have initiated service in certain of the Company's markets over the past several years. The Company expects PCS operators to continue deployment of PCS throughout all of the Company's clusters during 2001. Management continues to monitor other wireless communications providers' strategies to determine how additional competition is affecting the Company's results. While the effects of additional wireless competition have slowed customer growth in certain of the Company's markets, the overall effect on the Company's total customer growth to date has not been material. However, management anticipates that customer growth will be slower in the future, primarily as a result of the increase in the number of competitors in its markets.

Investment and Other Income
---------------------------

Investment and other income totaled $27.9 million in 2001 and $47.3 million in 2000. There were no gains on cellular and other investments in the first six months of 2001. Gain on cellular and other investments totaled $17.9 million in the first six months of 2000, from the sale of Company's minority interest in one market.

Investment  income  was  $17.0  million  in 2001  and  $19.6  million  in  2000.
Investment income primarily represents the Company's share of net income from the markets managed by others that are accounted for by the equity method. The aggregate income from the markets in which the Company had interests in both 2000 and 2001 decreased in 2001, reducing investment income.

Interest income totaled $7.8 million in 2001 and $8.8 million in 2000. The decrease is primarily due to the decrease in average cash balances in 2001.

Interest and Income Taxes
--------------------------

Interest expense totaled $17.5 million in 2001 and $18.7 million in 2000. Interest expense in 2001 is primarily related to Liquid Yield Option Notes ("LYONs") ($5.3 million); the Company's 7.25% Notes (the "Notes") ($9.2 million); and the Company's revolving credit facility with a series of banks ("Revolving Credit Facility") ($2.2 million). Interest expense in 2000 is primarily related to LYONs ($8.9 million) and the Notes ($9.2 million).

Income tax expense was $64.4 million in 2001 and $75.8 million in 2000. In 2000, $6.6 million of income tax expense related to gains on cellular and other investments. The overall effective tax rates were 40% in 2001 and 41% in 2000. In 2001, income tax expense was reduced by $4.5 million to reflect one-time tax adjustments. In 2000, the effective tax rate was reduced by sales of cellular and other investments, which were taxed at a lower rate.

TDS and the Company are parties to a Tax Allocation Agreement, pursuant to which the Company is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial reporting purposes, the Company computes federal income taxes as if it was filing a separate return as its own affiliated group and was not included in the TDS group.

Extraordinary Item
------------------

Extraordinary item - loss on extinguishment of debt, net of tax totaled $5.2 million in the first six months of 2001, or $.05 per diluted share, and $6.1 million in 2000, or $.06 per diluted share. In 2001, the Company satisfied $28.5 million face value ($12.3 million carrying value) of converted LYONs by paying $17.2 million in cash to the holders. In 2000, the Company repurchased $25.8 million face value ($10.6 million carrying value) of LYONs for $16.5 million in cash paid to the holders. In each year, the loss resulted from the difference between the conversion price, which approximated market value, and the accreted value of the LYONs converted. These losses are not deductible for tax purposes.

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

Net Income
----------

Net income totaled $87.8 million in 2001 and $92.3 million in 2000. Diluted earnings per share was $1.01 in 2001 and $1.03 in 2000. In 2001, net income and earnings per share included an extraordinary loss, representing $(5.2) million and $(0.05) per share. Net income and earnings per share in 2000 included significant after-tax gains on cellular and other investments, representing $11.3 million and $0.11 per share, an extraordinary loss, representing $(6.1) million and $(0.06) per share, and the cumulative effect of a change in accounting principle, representing $(4.7) million and $(0.05) per share.
Excluding the after-tax effect of these gains, extraordinary losses and cumulative effect of a change in accounting principle, net income would have been $92.9 million, or $1.06 per share, in 2001; and $91.7 million, or $1.03 per share, in 2000.

Three Months Ended 6/30/01 Compared to Three Months Ended 6/30/00
-----------------------------------------------------------------

Operating revenues totaled $475.3 million in the second quarter of 2001, up $42.3 million, or 10%, over 2000. Average monthly service revenue per customer decreased to $47.26 in the second quarter of 2001 compared to $50.64 in the same period of 2000 for reasons generally the same as the first half of 2001.

Revenues from retail customers increased $48.6 million, or 16%, in 2001 primarily due to the increased number of customers served. Average monthly local retail minutes of use per customer totaled 215 in the second quarter of 2001 compared to 156 in 2000. Also, as the number of customers and amount of revenue earned continued to grow, average revenue per minute of use continued to decline. As a result, average monthly retail service revenue per customer decreased 2% to $36.65 in the second quarter of 2001 compared to $37.38 in 2000.

Inbound roaming revenue decreased $7.9 million, or 10%, in 2001 as the increase in inbound roaming minutes of use was more than offset by a decrease in the average inbound roaming revenue per minute of use. Monthly inbound roaming revenue per customer averaged $6.90 in 2001 compared to $9.10 in 2000.

Long-distance and other revenue increased $1.7 million, or 5%, in 2001. The effect of an increase in the volume of long-distance calls billed by the Company, primarily from inbound roamers using the Company's systems to make long-distance calls, was partially offset by price reductions primarily related to long-distance charges on roaming minutes of use. Monthly long-distance and other revenue per customer averaged $3.71 in 2001 and $4.16 in 2000.

Equipment sales revenue decreased $142,000, or 1%, reflecting an 8% decrease in the number of gross customer activations, to 237,000 in 2001 from 258,000 in 2000, partially offset by the effect of increases in the number of higher priced dual-mode units sold.

Operating expenses totaled $381.7 million in the second quarter of 2001, up $42.6 million, or 13%, over 2000. System operations expenses increased $19.1 million, or 22%, in 2001 as a result of increases in minutes of use and costs associated with maintaining 12% more cell sites than in 2000, partially offset by decreases in cost per minute for outbound roaming and toll transactions.

Marketing and selling expenses decreased $2.7 million, or 4%, in 2001. The decrease was primarily due to a 8% decrease in the number of gross customer activations. Cost per gross customer activation was $346 in 2001 and $335 in 2000.

Cost of equipment sold decreased $1.9 million, or 6%, in 2001. The decrease primarily reflects the 8% decrease in gross customer activations.

General and administrative expenses increased $20.2 million, or 23%, in 2001, primarily related to the increase in customers served.

Operating cash flow increased $7.6 million, or 5%, to $166.6 million in 2001; operating cash flow margins totaled 36.1% in 2000 and 38.0% in 2000.

Depreciation expense increased $7.5 million, or 15%, in 2001, reflecting a 22% increase in average fixed asset balances.

Operating income totaled $93.6 million in 2001 compared to $93.9 million in 2000, a less than 1% decrease. The operating income margin decreased to 20.3% in 2001 from 22.4% in 2000. The decline in operating income and operating income margin were primarily the result of increased revenues which were fully offset by increased system operations and general and adminstrative expenses.

Investment and other income decreased $3.3 million to $14.1 million in 2001. Investment income decreased $1.0 million, or 9%, in 2001, as the aggregate net income from the markets in which the company had interests in both 2000 and 2001 decreased in 2001.

Total interest expense decreased $676,000, or 7%, in 2001. Income tax expense totaled $37.2 million in 2001 and $42.4 million in 2000. In 2001, income tax expense was reduced by $4.5 million to reflect one-time tax adjustments. Extraordinary (loss), net of tax totaled $1.5 million in 2001 and $6.1 million in 2000.

Net income totaled $57.4 million in 2001 compared to $50.1 million in 2000. Both net income and earnings per share in both years were significantly affected by extraordinary losses. A summary of the after-tax effect of the extraordinary losses on net income and diluted earnings per share is shown below.

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                           2001          2000
                                                         --------     ----------
                                                         (Dollars in thousands,
                                                       except per share amounts)

Income before after-tax effects of extraordinary loss    $ 58,905     $ 56,185
Less: Extraordinary loss on extinguishment of debt         (1,536)      (6,106)
                                                         --------     --------
Net income as reported                                   $ 57,369     $ 50,079
                                                         ========     ========

Diluted earnings per share before after-tax effects
   extraordinary loss                                    $   0.67     $   0.63
Less: Extraordinary loss on extinguishment of debt           (.02)        (.07)
                                                         --------     --------
Diluted earnings per share as reported                   $   0.65    $    0.56
                                                         ========     ========

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" in July 2001. Among other provisions in these two statements, all future business combinations will be accounted for using the purchase method of accounting and use of the pooling-of-interest method is prohibited. For acquisitions occurring after July 1, 2001, goodwill will not be amortized. In addition, effective January 1, 2002, previously recorded goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to impairment tests at least annually. Intangible assets with finite lives are required to be amortized over their estimated useful lives. Management is currently reviewing the final release of these statements to evaluate the impact on results of operations and financial position.


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

Cash flows from operating activities provided $214.2 million in 2001 and $258.5 million in 2000. Operating cash flow provided $296.5 million in 2001 and $285.7 million in 2000. Cash flows from other operating activities (investment and other income, interest expense, income taxes, changes in working capital and changes in other assets and liabilities) required $82.2 million in 2001 and $27.2 million in 2000. Income taxes and interest paid totaled $71.0 million in 2001 and $46.8 million in 2000.

Cash flows from investing activities required $344.7 million in 2001 and $129.8 million in 2000. Cash required for property, plant and equipment and system development expenditures totaled $252.1 million in 2001 and $129.8 million in 2000. In both periods, these expenditures were financed primarily with internally generated cash, and in 2000, they were also financed with the proceeds from the sales of cellular interests. These expenditures primarily represent the construction of 140 and 92 cell sites in 2001 and 2000, respectively, plus other plant additions and costs related to the development of the Company's office systems. In both periods, other plant additions included significant amounts related to the replacement of retired assets and the changeout of analog radio equipment for digital radio equipment. Acquisitions required $98.5 million in 2001 and $33.6 million in 2000. The Company received net cash proceeds totaling $22.5 million in 2000 related to sales of cellular and other investments. Cash distributions from cellular entities in which the Company has an interest provided $7.0 million in 2001 and $9.7 million in 2000.

Cash flows from financing activities provided $12.9 million in 2001 and required $154.3 million in 2000. In 2001, the Company paid $17.2 million in cash and issued 398,000 USM Common Shares to satisfy the conversion of $70.5 million face value ($30.4 million carrying value) of LYONs by the holders. In 2000, the Company paid $16.5 million in cash to repurchase $25.8 million face value ($10.6 million carrying value) of LYONs, and issued 105,000 USM Common Shares to satisfy the conversion of $11.2 million face value ($4.5 million carrying value) of LYONs by the holders. In 2001, the Company paid $11.0 million for the repurchase of 190,000 of its Common Shares. These repurchases had been executed in 2000 and the amount was included in accounts payable at year-end 2000. In 2000, the Company repurchased a total of 2,063,000 of its Common Shares for a total of $135.8 million. In 2001, the Company borrowed $41.0 million under the Revolving Credit Facility.

PCS Acquisitions
----------------

As of June 30, 2001, the Company had entered into agreements, on its own behalf and through joint ventures, to acquire interests in PCS licenses serving 23 markets. These interests, primarily in 10 megahertz licenses, represent a total population of 7.7 million and will be acquired in exchange for $122.4 million in cash. The Company's proportionate share of pops to be acquired is 7.3 million and its share of cash to be paid is $115.8 million. Of these PCS interests, 4.1 million pops are in markets adjacent to those in which the Company already provides cellular service, and the remaining pops are in markets in which the Company already provides cellular service.

As of June 30, 2001, the Company, on its own behalf, had completed the acquisition of 100% interests in licenses in six of the markets, representing
2.3 million pops, for $42.3 million. The remaining transactions were pending as of June 30, 2001. The Company expects each of the pending transactions to be completed by the end of 2001.

The interests the Company expects to acquire through joint ventures will be 100% owned by the joint ventures. The Company owns an 85% economic interest in each of these joint ventures. In total, these joint ventures have agreements to acquire markets representing 2.4 million pops for $44.0 million.

Liquidity
---------

The Company anticipates that the aggregate resources required for the remainder of 2001 will include the following:
 * $173 million to $198 million primarily for capital spending for its cellular licenses, plus an as yet undetermined amount that may be needed for the construction of PCS licensed areas it expects to acquire pursuant to certain agreements;

* $74 million to acquire interests in certain PCS licenses covering 5.0 million pops;

* an as yet undetermined amount that may be needed to repurchase USM Common Shares or LYONs under programs authorized by the Company's Board of Directors; and

* an as yet undetermined amount that may be needed to finance expenditures related to the Company's interests in certain wireless licenses that may be acquired by Black Crow Wireless L.P. ("Black Crow") pursuant to the Federal Communications Commission's ("FCC's") C and F Block auctions in early 2001.

Anticipated capital requirements for 2001 primarily reflect the Company's plans for construction and system expansion. The Company's construction and system expansion budget for 2001 is $425 million to $450 million, to expand and enhance the Company's coverage in its service areas, including the addition of digital service capabilities to its systems, and to enhance the Company's office systems. Through June 30, 2001, the Company's capital expenditures totaled $252 million, with $173 million to $198 million of capital expenditures expected during the remainder of 2001. In October 2000, the Company's Board of Directors authorized the repurchase of an additional 1.4 million USM Common Shares. Through June 30, 2001, the company had repurchased 65,400 shares under this program. Additionally, the Company may repurchase a limited amount of additional shares on a quarterly basis, primarily for use in employee benefit plans.

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

The Company assesses its cellular holdings on an ongoing basis in order to maximize the benefits derived from clustering its markets. The Company also reviews attractive opportunities for the acquisition of additional wireless spectrum. Over the past few years, the Company has completed exchanges of controlling interests in its less strategic markets for controlling interests in markets which better complement its clusters. The Company has purchased controlling interests in cellular markets and has recently participated in joint ventures to purchase interests in PCS licenses which enhance its clusters. The Company has also completed outright sales of other less strategic markets. The proceeds from any sales have been used to further the Company's growth.

U.S. Cellular is a limited partner in Black Crow Wireless L.P., which was a successful bidder for 17 PCS licenses in 13 markets for $283.9 million in the January 2001 FCC spectrum auction. As a result of its 85% economic interest in Black Crow, U.S. Cellular, as of June 30, 2001, had contributed a total of $9.7 million in capital and loaned $45.5 million to Black Crow, and loaned $563,000 to the general partner of Black Crow. The exact nature of U.S. Cellular's financial commitment going forward will be developed as Black Crow develops its long-term business and financing plans. U.S. Cellular is committed to contributing capital along the lines of its partnership interest, and has committed to loan the general partner up to $20 million. U.S. Cellular has no other loan commitments but it is possible that U.S. Cellular will provide guarantees or other financial undertakings to support Black Crow's effort at raising debt financing.

Thirteen of the 17 licenses for which Black Crow was the successful bidder were auctioned by the FCC subject to the final outcome of certain judicial and administrative proceedings initiated by parties claiming to have continuing interests in such licenses. These 13 licenses, along with various other licenses, were originally awarded by the FCC in prior auctions. The licenses were subsequently cancelled and reauctioned by the FCC after the winning bidders in these prior auctions were unable to make their required payments to the FCC on a timely basis. One of the original winning bidders in the prior auctions which contested the FCC's decision to revoke and reauction certain licenses recently obtained a ruling from the United States Court of Appeals for the District of Columbia Circuit in favor of that original winning bidder which held that the FCC's cancellation of such licenses was illegal. On August 6, 2001, the FCC announced in a filing with the U.S. Court of Appeals for the District of Columbia Circuit that the U.S. Department of Justice would be filing a Petition for Writ of Certiorari requesting review by the U.S. Supreme Court of this matter. The FCC also requested stay of the ruling of the United States Court of Appeals for the District of Columbia Circuit pending the outcome of that Supreme Court review. In the event the original bidders are ultimately successful in reclaiming the cancelled licenses, Black Crow would receive a refund of payments made to the FCC for such licenses and only acquire four licenses in three markets for a total cost of $3.8 million, which would significantly reduce U.S. Cellular's current and potential future financial commitments.

The Company is generating substantial cash from its operations and anticipates financing all of the above expenditures with internally generated cash and with borrowings under the Company's Revolving Credit Facility as the timing of such expenditures warrants. The Company had $6.8 million of cash and cash equivalents at June 30, 2001. Additionally, $404 million of the $500 million under the Company's Revolving Credit Facility is unused and remains available to meet any short-term borrowing requirements.

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

The Company maintains a portfolio of available for sale marketable equity securities, which resulted from acquisitions and the sale of non-strategic investments. The market value of these investments, principally Vodafone AirTouch plc American Depositary Receipts, amounted to $246.6 million at June 30, 2001. A hypothetical 10% decrease in the share prices of these investments would result in a $24.7 million decline in the market value of the investments.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR CAUTIONARY STATEMENT

This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Quarterly Report on Form 10-Q contains statements that are not based on historical fact, including the words "believes", "anticipates", "intends", "expects", and similar words. These statements constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, but are not limited to:
* general economic and business conditions, both nationally and in the regions in which the Company operates;
*    technology changes;
*    competition;
*    changes in business strategy or development plans;
*    acquisitions/divestitures of properties and/or licenses;
*    changes in governmental regulations;
*    changes in the value of investments;
*    availability of future financing; and
* changes in growth in cellular customers, penetration rates, churn rates and roaming rates.

The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.


                                         UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                                         ---------------------------------------------------
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                           Unaudited
                                                           ---------
                                                         Three Months Ended                     Six Months Ended
                                                              June 30,                              June 30,
                                                    ----------------------------         ----------------------------
                                                        2001             2000               2001             2000
                                                    ---------          ---------         --------         -----------
                                                       (Dollars in thousands, except per share amounts)
OPERATING REVENUES
  Service                                            $ 461,162         $ 418,726         $ 885,121         $ 798,756
  Equipment sales                                       14,127            14,269            29,937            28,396
                                                     ---------         ---------         ---------         ---------
    Total Operating Revenues                           475,289           432,995           915,058           827,152
                                                     ---------         ---------         ---------         ---------

OPERATING EXPENSES
  System operations                                    105,852            86,790           201,436           168,548
  Marketing and selling                                 67,999            70,728           139,304           140,186
  Cost of equipment sold                                28,204            30,054            62,016            64,651
  General and administrative                           106,600            86,353           215,846           168,040
  Depreciation                                          57,673            50,218           112,917           101,387
  Amortization of intangibles                           15,335            14,907            31,430            29,746
                                                     ---------         ---------         ---------         ---------
    Total Operating Expenses                           381,663           339,050           762,949           672,558
                                                     ---------         ---------         ---------         ---------
OPERATING INCOME                                        93,626            93,945           152,109           154,594
                                                     ---------         ---------         ---------         ---------

INVESTMENT AND OTHER INCOME
  Investment income                                      9,828            10,832            16,995            19,557
  Amortization of licenses related to investments         (178)             (206)             (354)             (553)
  Interest income                                        2,294             4,753             7,816             8,751
  Other income (expense), net                            2,145             1,964             3,454             1,717
  Gain on cellular and other investments                    --                --                --            17,851
                                                     ---------         ---------         ---------         ---------
    Total Investment and Other Income                   14,089            17,343            27,911            47,323
                                                     ---------         ---------         ---------         ---------
INCOME BEFORE INTEREST, INCOME TAXES
  AND MINORITY INTEREST                                107,715           111,288           180,020           201,917
Interest expense                                         8,702             9,378            17,523            18,738
                                                     ---------         ---------         ---------         ---------
INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                                     99,013           101,910           162,497           183,179
Income tax expense                                      37,238            42,430            64,426            75,844
                                                     ---------         ---------         ---------         ---------

INCOME BEFORE MINORITY INTEREST                         61,775            59,480            98,071           107,335
  Minority share of income                              (2,870)           (3,295)           (5,149)           (4,310)
                                                     ---------         ---------         ---------         ---------
INCOME BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                58,905            56,185            92,922           103,025
Extraordinary item-loss on extinguishment
  of debt, net of tax                                   (1,536)           (6,106)           (5,165)           (6,106)
Cumulative effect of accounting change,
  net of tax                                                --                --                --            (4,661)
                                                     ---------         ---------         ---------         ---------

NET INCOME                                           $  57,369         $  50,079         $  87,757         $  92,258
                                                     =========         =========         =========         =========

BASIC WEIGHTED AVERAGE COMMON
  AND SERIES A COMMON SHARES (000s)                     86,311            86,277            86,150            86,938

BASIC EARNINGS PER COMMON AND-
  SERIES A COMMON SHARES                            $     0.66         $    0.58         $    1.02         $    1.06
                                                     =========         =========         =========         =========

DILUTED EARNINGS PER COMMON AND
  SERIES A COMMON SHARES                            $     0.65         $    0.56         $    1.01         $    1.03
                                                     =========         =========         =========         =========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                    Unaudited
                                    ---------
                                                           Six Months Ended
                                                               June 30,
                                                        ------------------------
                                                          2001           2000
                                                        ---------     ---------
                                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $  87,757    $  92,258
  Add (Deduct) adjustments to reconcile net
   income to net cash provided by operating activities
     Depreciation and amortization                         144,347      131,133
     Deferred income tax provision                           7,245       19,566
     Investment income                                     (16,995)     (19,557)
     Minority share of income                                5,149        4,310
     Extraordinary Item                                      5,166        6,106
     Cumulative effect of accounting change                     --        4,661
     Gain on cellular and other investments                     --      (17,851)
     Other noncash expense                                   8,627       14,952
     Change in accounts receivable                          (9,166)      (7,887)
     Change in inventory                                    14,127       10,309
     Change in accounts payable                            (38,264)     (11,230)
     Change in accrued interest                                690           (6)
     Change in accrued taxes                                 3,461       24,185
     Change in customer deposits
       and deferred revenues                                (1,001)       5,928
     Change in other assets and liabilities                  3,083        1,649
                                                         ---------    ---------
                                                           214,226      258,526
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment              (247,773)    (125,426)
  System development costs                                  (4,359)      (4,373)
  Acquisitions, excluding cash acquired                    (98,450)     (33,635)
  Investments in and advances (to)/from
    unconsolidated entities                                   (227)        (959)
  Distributions from unconsolidated entities                 6,960        9,698
  Proceeds from cellular and other investments                  --       22,500
  Other investing activities                                  (822)       2,406
                                                         ---------    ---------
                                                          (344,671)    (129,789)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from Revolving Credit Facility                 41,000           --
  Repayment of debt                                        (17,221)     (16,539)
  Repurchase of common shares                              (10,992)    (135,793)
  Common Shares issued                                       3,108        1,768
  Capital (distributions) to minority partners              (2,955)      (3,756)
                                                         ---------    ---------
                                                            12,940     (154,320)
                                                         ---------    ---------
NET (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                        (117,505)     (25,583)
CASH AND CASH EQUIVALENTS-
  Beginning of period                                      124,281      197,675
                                                         ---------    ---------
  End of period                                          $   6,776    $ 172,092
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
                                     ------

                                                      (Unaudited)
                                                       June 30,     December 31,
                                                         2001           2000
                                                   ------------     ------------
                                                       (Dollars in thousands)

CURRENT ASSETS
  Cash and cash equivalents
    General funds                                  $      6,689     $     69,956
    Affiliated cash equivalents                              87           54,325
                                                   ------------     ------------
                                                          6,776          124,281
  Temporary investments                                       7                7
  Accounts receivable
    Customers, net of allowance                         152,113          142,783
    Roaming                                              62,934           62,928
    Affiliates                                               --               60
    Other                                                15,511           13,312
  Inventory                                              34,670           48,798
  Note receivable                                        45,502               --
  Prepaid expenses                                       10,128           10,796
  Other current assets                                   11,657            6,398
                                                   ------------     ------------
                                                        339,298          409,363
                                                   ------------     ------------
INVESTMENTS
  Licenses, net of accumulated amortization           1,243,413        1,130,802
  Marketable equity securities                          246,609          377,900
  Investment in unconsolidated entities,
    net of accumulated amortization                     152,879          188,859
  Notes and interest receivable - long-term              45,222           84,566
                                                   ------------     ------------
                                                      1,688,123        1,782,127
                                                   ------------     ------------
PROPERTY, PLANT AND EQUIPMENT
  In service and under construction                   2,071,372        1,801,377
  Less accumulated depreciation                         776,186          655,754
                                                   ------------     ------------
                                                      1,295,186        1,145,623
                                                   ------------     ------------
DEFERRED CHARGES
  System development costs,
    net of accumulated amortization                     110,692          119,724
  Other, net of accumulated amortization                 12,973           10,197
                                                   ------------     ------------
                                                        123,665          129,921
                                                   ------------     ------------
  Total Assets                                     $  3,446,272     $  3,467,034
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
                      ------------------------------------

                                                     (Unaudited)
                                                       June 30,     December 31,
                                                         2001           2000
                                                    -----------     ------------
                                                       (Dollars in thousands)
CURRENT LIABILITIES
  Revolving Credit Facility                         $    96,000     $    55,000
  Accounts payable
    Affiliates                                            2,488           9,124
    Other                                               168,917         203,223
  Customer deposits and deferred revenues                59,592          53,855
  Accrued interest                                        8,140           7,449
  Accrued taxes                                          35,993          32,529
  Accrued compensation                                   17,290          19,550
  Other current liabilities                              21,050          17,597
                                                    -----------     -----------
                                                        409,470         398,327
                                                    -----------     -----------
LONG-TERM DEBT
  6% zero coupon convertible debentures                 160,529         185,817
  7.25% unsecured notes                                 250,000         250,000
  Other                                                  13,000          13,000
                                                    -----------     -----------
                                                        423,529         448,817
                                                    -----------     -----------
DEFERRED LIABILITIES AND CREDITS
  Net deferred income tax liability                     311,430         357,775
  Other                                                  12,024          12,611
                                                    -----------     -----------
                                                        323,454         370,386
                                                    -----------     -----------
MINORITY INTEREST                                        40,965          34,933
                                                    -----------     -----------

COMMON SHAREHOLDERS' EQUITY
  Common Shares, par value $1 per share                  55,046          55,046
  Series A Common Shares, par value $1 per share         33,006          33,006
  Additional paid-in capital                          1,312,316       1,321,193
  Treasury Shares, at cost (1,654,408
    and 2,176,294 shares, respectively)                (112,024)       (145,542)
  Accumulated other comprehensive (loss)                (94,412)        (16,296)
  Retained earnings                                   1,054,922         967,164
                                                    -----------     -----------
                                                      2,248,854       2,214,571
                                                    -----------     -----------
  Total Liabilities and Shareholders' Equity        $ 3,446,272     $ 3,467,034
                                                    ===========     ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                    Unaudited
                                    ---------

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

         The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 2001 and December 31, 2000, and the results of operations and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the six months ended June 30, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year.

2. Net Income used in computing Earnings per Common Share and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

                                                 Three Months Ended            Six Months Ended
                                                       June 30,                     June 30,
                                              -------------------------     -------------------------
                                                 2001           2000           2001           2000
                                              ----------    -----------     ----------    -----------
                                                   (Dollars in thousands, except per share amounts)

Income used in Basic Earnings per Share       $   58,905     $   56,185     $   92,922     $  103,025
Extraordinary item                                (1,536)        (6,106)        (5,165)        (6,106)
Cumulative effect of accounting change                --             --             --         (4,661)
                                              ----------     ----------     ----------     ----------

Net Income Available to Common used in
  Basic Earnings per Share                    $   57,369     $   50,079     $   87,757     $   92,258
                                              ==========     ==========     ==========     ==========

Weighted average number of Common Shares
  used in Basic Earnings per Share (000's)        86,311         86,277         86,150         86,938
                                              ==========     ==========     ==========     ==========

Basic Earnings per Share
  Continuing Operations
    Excluding Gains                           $     0.68     $     0.65     $     1.08     $     1.06
    Gains                                             --             --             --           0.12
                                              ----------     ----------     ----------     ----------
                                                    0.68           0.65           1.08           1.18
Extraordinary item                                 (0.02)         (0.07)         (0.06)         (0.07)
Cumulative effect of accounting change                --             --             --          (0.05)
                                              ----------     ----------     ----------     ----------
                                              $     0.66     $     0.58     $     1.02     $     1.06
                                              ==========     ==========     ==========     ==========




                                                           Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                       ---------------------         ------------------------
                                                         2001            2000           2001          2000
                                                       --------       --------       --------       ---------
                                                           (Dollars in thousands, except per share amounts)

Income used in Basic Earnings per Share                $ 58,905       $ 56,185       $ 92,922       $ 103,025

Interest expense eliminated as a result of
  the pro forma conversion of Convertible
  Debentures, net of tax                                  1,411          2,485          2,938           5,026
                                                       --------       --------       --------       ---------

Income used in Diluted Earnings per Share                60,316         58,670         95,860         108,051
  Extraordinary item                                     (1,536)        (6,106)        (5,165)         (6,106)
  Cumulative effect of accounting change                     --             --             --          (4,661)
                                                       --------       --------       --------       ---------

Net Income Available to Common used in
  Diluted Earnings per Share                           $ 58,780       $ 52,564       $ 90,695       $  97,284
                                                       ========       ========       ========       =========

Weighted average number of Common
  Shares used in Basic Earnings per Share (000's)        86,311         86,277         86,150          86,938
Effect of Dilutive Securities:
  Stock Options and Stock Appreciation Rights               237            381            257             414
  Conversion of Convertible Debentures                    3,808          6,654          3,808           6,654
                                                       --------       --------       --------       ---------
Weighted Average Number of Common Shares
  used in Diluted Earnings per Share                     90,356         93,312         90,215          94,006
                                                       ========       ========       ========       =========

Diluted Earnings Per Share
  Continuing Operations
    Excluding Gains                                    $   0.67       $   0.63       $   1.06       $    1.03
    Gains                                                    --             --             --            0.11
                                                       --------       --------       --------       ---------
                                                           0.67           0.63           1.06            1.14
Extraordinary item                                        (0.02)         (0.07)         (0.05)          (0.06)
Cumulative effect of accounting change                       --             --             --           (0.05)
                                                       --------       --------       --------       ---------
                                                       $   0.65       $   0.56       $   1.01       $    1.03
                                                       ========       ========       ========       =========

3. Supplemental Cash Flow Information

   The Company acquired certain cellular licenses and interests during the first six months of 2001 and 2000. In conjunction with these acquisitions, the following assets were acquired, liabilities assumed and Common Shares issued.

                                                Six Months Ended
                                                     June 30,
                                         --------------------------------
                                               2001               2000
                                         --------------    --------------
                                              (Dollars in thousands)
Investment in unconsolidated entities    $           --    $       54,727
Cellular licenses                                95,880             4,741
Property, plant, and equipment, net               2,570                --
Decrease in notes receivable - other                 --           (10,000)
Long-term debt                                       --           (13,000)
Other current liabilities                            --            (1,165)
Common Shares issued                                 --            (1,668)
                                         --------------    --------------
Decrease in cash due to acquisitions     $       98,450    $       33,635
                                         ==============    ==============

         The following summarizes certain noncash transactions and interest and income taxes paid.

                                              Six Months Ended
                                                  June 30,
                                  --------------------------------------
                                       2001                     2000
                                  ------------            --------------
                                            (Dollars in thousands)
        Interest paid             $     11,331            $        9,540
        Income taxes paid               59,633                    37,245
        Noncash interest expense  $      5,484            $        9,083

4. Gain on sale of cellular and other investments in 2000 primarily reflects gains recorded on the sale of the Company's minority interest in one market.

5.       Other Comprehensive Income (Loss)

         The Company's Comprehensive Income (Loss) includes Net Income and Unrealized Gains (Losses) from Marketable Equity Securities that are classified as "available-for-sale". The following table summarizes the Company's Comprehensive Income (Loss):

                                                             Six Months Ended
                                                                  June 30,
                                                         -----------------------
                                                            2001          2000
                                                         ----------    ---------
                                                         (Dollars in thousands)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period                              $ (16,296)   $ 81,391
Other Comprehensive Income (Loss) -
  Unrealized (losses) gains on securities                  (131,291)    (80,947)
  Income tax effect                                          53,175      32,378
                                                          ---------    --------
Net unrealized (losses) gains included in Comprehensive
  Income (Loss)                                             (78,116)    (48,569)
                                                          ---------    --------

Balance, end of period                                    $ (94,412)   $ 32,822
                                                          =========    ========



                                                Three Months Ended              Six Months Ended
                                                    June 30,                        June 30,
                                          ----------------------------    ----------------------------
                                              2001             2000           2001            2000
                                          ------------    ------------    ------------    ------------
                                                             (Dollars in thousands)
Comprehensive Income (Loss)
  Net Income                              $     57,369    $     50,079    $     87,757    $     92,258
  Net unrealized (losses) on securities        (24,544)        (82,501)        (78,116)        (48,569)
                                          ------------    ------------    ------------    ------------
                                          $     32,825    $    (32,422)   $      9,641    $     43,689
                                          ============    ============    ============    ============

6.       Marketable Equity Securities

         Marketable equity securities include the Company's investments in equity securities, primarily Vodafone ADRs. These securities are classified as available-for-sale and stated at fair market value.

         Information regarding the Company's marketable equity securities is summarized below.

                                                         June 30,   December 31,
                                                           2001         2000
                                                       ----------    -----------
                                                         (Dollars in thousands)
Available-for-sale Equity Securities
Aggregate Fair Value                                   $  246,609    $  377,900
Historical Cost                                           405,061       405,061
                                                       ----------    ----------
Gross Unrealized Holding (Losses)                        (158,452)      (27,161)

Tax Effect                                                (64,040)      (10,865)
                                                       ----------    ----------
Net Unrealized Holding (Losses), net of tax            $  (94,412)   $  (16,296)
                                                       ==========    ==========

7.       Treasury Shares

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

         The Company repurchased 3.5 million Common Shares in 2000 for $234.8 million. The Company had reissued 1.9 million Common Shares as of June 30, 2001, primarily to satisfy conversions of convertible debt securities.

8.       Extraordinary Item - Loss on Extinguishment of Debt

         During 2001, the Company retired a total of $28.5 million face value ($12.3 million carrying value) of its Liquid Yield Option Notes ("LYONs") for $17.2 million in cash. The retirements resulted in an extraordinary loss of $5.2 million, $.06 per basic and $.05 per diluted share.

         During 2000, the Company repurchased a total of $25.8 million face value ($10.6 million carrying value) of its LYONs for $16.5 million in cash. The retirements resulted in an extraordinary loss of $6.1 million, $.07 per basic and $.06 per diluted share.

         There were no income tax benefits related to the extraordinary losses in either period due to the conversion feature associated with these LYONs.

9.       Accounting for Business  Combinations and Goodwill and Other Intangible
         Assets

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" in July 2001. Among other provisions in these two statements, all future business combinations will be accounted for using the purchase method of accounting and use of the pooling-of-interest method is prohibited. For acquisitions occurring after July 1, 2001, goodwill will not be amortized. In addition, effective January 1, 2002, previously recorded goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to impairment tests at least annually. Intangible assets with finite lives are required to be amortized over their estimated useful lives. Management is currently reviewing the final release of these statements to evaluate the impact on results of operations and financial position.

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

Item 4.  Submission of Matters to a Vote of Security-Holders.
-------------------------------------------------------------

         At the Annual Meeting of Shareholders of USM, held on May 15, 2001, the following number of votes were cast for the matters indicated:

1.a. For the election of one Class I Director of the Company and one Class II Director of the Company by the holders of Common Shares:

                                                                      Broker
         Nominee                        For           Withhold       Non-Vote
         -----------------------------------------------------------------------

         Barrett A. Toan            49,941,690         795,139          -0-
         Paul-Henri Denuit          49,938,406         798,423          -0-

b. For the election of two Class II Directors of the Company by the holder of Series A Common Shares:

                                                                       Broker
         Nominee                        For            Withhold       Non-Vote
         -----------------------------------------------------------------------

         Sandra L. Helton         330,058,770             -0-           -0-
         Kenneth R. Meyers        330,058,770             -0-           -0-

2. Proposal to Ratify the Selection of Arthur Andersen LLP as Independent Public Accountants for 2001.

                                                                    Broker
                            For         Against      Abstain       Non-Vote
                         -------------------------------------------------------
         Series A
           Common Shares  330,058,770      -0-            -0-          -0-
         Common Shares     50,227,764    505,829        3,236          -0-
                         ------------    -------        -----          ---
             Total        380,286,534    505,829        3,236          -0-
                          ===========    =======        =====          ===

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a)      Exhibits:

         Exhibit 11 - Statement regarding computation of per share earnings is included herein as footnote 2 to the financial statements.

         Exhibit 12 - Statement regarding computation of ratios.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              UNITED STATES CELLULAR CORPORATION
                                              ----------------------------------
                                                         (Registrant)





Date    August 10, 2001                         /s/ KENNETH R. MEYERS
     ---------------------                      --------------------------------
                                                Kenneth R. Meyers
                                                Executive Vice President-Finance
                                                  and Treasurer
                                                (Chief Financial Officer)


Date    August 10, 2001                         /s/ JOHN T. QUILLE
     ---------------------                      --------------------------------
                                                John T. Quille
                                                Vice President and Controller
                                                (Principal Accounting Officer)