Form 10-Q
period 2001-09-30
UNITED STATES CELLULAR CORP
filed 2001-11-13
CIK 821130

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2001
OR
|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number 1-9712
UNITED STATES CELLULAR CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	62-1147325

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8410 West Bryn Mawr, Suite 700, Chicago, Illinois 60631

(Address of principal executive offices) (Zip Code)

Registrant's Telephone number, including area code: (773) 399-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                                 Yes |X|     No  |_|
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2001

Common Shares, $1 par value Series A Common Shares, $1 par value	53,086,839 Shares 33,005,877 Shares

                       UNITED STATES CELLULAR CORPORATION
                       ----------------------------------

                         3RD QUARTER REPORT ON FORM 10-Q
                         -------------------------------

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------

Part I.  Financial Information:

          Management's Discussion and Analysis of
          Results of Operations and Financial Condition                    2-15

          Consolidated Statements of Income -
          Three Months and Nine Months Ended September 30, 2001 and 2000    16

          Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 2001 and 2000                     17

          Consolidated Balance Sheets -
          September 30, 2001 and December 31, 2000                        18-19

          Notes to Consolidated Financial Statements                      20-24

Part II. Other Information                                                  25

Signatures                                                                  26

PART I. FINANCIAL INFORMATION

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

RESULTS OF OPERATIONS

Nine Months Ended 9/30/01 Compared to Nine Months Ended 9/30/00

United States Cellular Corporation (the "Company" - AMEX symbol: USM) owns, operates and invests in cellular markets throughout the United States. The Company is an 82.1%-owned subsidiary of Telephone and Data Systems, Inc. ("TDS").

The Company owned either majority or minority cellular interests in 176 markets at September 30, 2001, representing 26,686,000 population equivalents (“pops”). The Company included the operations of 142 majority-owned cellular markets, representing 24.6 million pops, in consolidated operations (“consolidated markets”) as of September 30, 2001. Minority cellular interests in 28 markets, representing 2.0 million pops, were accounted for using the equity method and were included in investment income at that date. All other cellular interests were accounted for using the cost method.

At September 30, 2001, the Company, on its own behalf and through joint ventures, owned or had the right to acquire interests in 24 personal communication service (“PCS”) Basic Trading Areas (“BTAs” or “markets”). These interests represent a total population of 8.3 million. The Company’s proportionate ownership of these interests represents 7.3 million pops. See “Financial Resources and Liquidity – PCS Acquisitions” for further discussion of these transactions.

Following is a table of summarized operating data for the Company’s consolidated operations. The Company’s interests in PCS licenses are not included in consolidated operations.

                                                      Nine Months Ended or At
                                                           September 30,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
Total market population (1)                          25,670,000      24,900,000
Customers                                             3,379,000       2,890,000
Market penetration                                        13.16%          11.61%
Markets in operation                                        142             138
Total employees                                           5,150           5,000
Cell sites in service                                     2,804           2,430
Average monthly revenue per customer               $      46.66    $      49.84
Postpay churn rate per month                               1.73%           1.77%
Marketing cost per gross customer addition         $        311    $        331

(1)Calculated using Claritas population estimates for 2000 and 1999, respectively.

The Company’s operating income, which includes 100% of the revenues and expenses of its consolidated markets plus its corporate office operations, decreased slightly in the first nine months of 2001. The decrease reflects increases in revenues offset by higher increases in operating expenses, primarily system operations expenses and general and administrative expenses, compared to the first nine months of 2000. The improvement in revenues resulted from growth in the Company’s customer base, and the increases in expenses primarily resulted from an increase in the cost to retain and serve customers. Operating revenues, driven by a 17% increase in customers served, rose $137.5 million, or 11%. Operating cash flow (operating income plus depreciation and amortization expense) increased $21.4 million, or 5%, in 2001. Operating income decreased $2.4 million, or 1%, in 2001.

In the first nine months of 2001, both net income and earnings per share included an extraordinary loss. In the first nine months of 2000, both net income and earnings per share included gains on cellular and other investments, an extraordinary loss and the cumulative effect of a change in accounting principle. A summary of the after-tax effects of the gains, extraordinary loss and cumulative effect of a change in accounting principle on net income and diluted earnings per share in each period is shown below.

                                                   Nine Months Ended September 30,
                                                    ---------------------------
                                                         2001          2000
                                                    ------------   ------------
                                                        (Dollars in thousands,
                                                       except per share amounts)
Income before after-tax effects of gains,
   extraordinary loss and change in accounting
   principle                                        $    147,818   $    146,617
Add: After-tax effects of gains                               --         50,349
                                                    ------------   ------------
Income before extraordinary loss and cumulative
   effect of accounting change                           147,818        196,966
Less: Extraordinary loss on extinguishment of debt        (6,934)       (29,473)
Less: Cumulative effect of accounting change                  --         (4,661)
                                                    ------------   ------------
Net income as reported                              $    140,884   $    162,832
                                                    ============   ============

Diluted earnings per share before after-tax effects
  of gains, extraordinary loss and change in
  accounting principle                              $       1.69   $       1.67
Add: After-tax effects of gains                               --            .55
                                                    ------------   ------------
Diluted earnings per share before extraordinary
  loss and cumulative effect of accounting change           1.69           2.22
Less: Extraordinary loss on extinguishment of debt          (.08)          (.32)
Less: Cumulative effect of accounting change                  --           (.05)
                                                    ------------   ------------
Diluted earnings per share as reported              $       1.61   $       1.85
                                                    ============   ============

Operating Revenues

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      2001             2000
                                                 --------------   --------------
                                                       (Dollars in thousands)
Operating Revenues
   Retail service                                $    1,044,876   $      908,162
   Inbound roaming                                      209,144          226,579
   Long-distance and other                              110,419           97,887
                                                 --------------   --------------
      Service Revenues                                1,364,439        1,232,628
   Equipment sales                                       51,643           45,965
                                                 --------------   --------------
      Total Operating Revenues                   $    1,416,082   $    1,278,593
                                                 ==============   ==============

Operating revenues increased $137.5 million, or 11%, in the first nine months of 2001.

Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to the Company’s retail customers (“retail service”); (ii) charges to customers of other systems who use the Company’s cellular systems when roaming (“inbound roaming”); (iii) charges for long-distance calls made on the Company’s systems. Service revenues increased $131.8 million, or 11%, in 2001. The increase was primarily due to the 17% increase in retail customers. Monthly service revenue per customer averaged $46.66 in 2001, a 6% decrease from 2000.

Retail service revenue increased $136.7 million, or 15%, in 2001. Growth in the Company’s customer base was the primary reason for the increase in retail service revenue. The number of customers increased 17% to 3,379,000 at September 30, 2001 from 2,890,000 at September 30, 2000. Management anticipates that overall growth in the Company’s customer base will continue to slow down in the future, primarily as a result of an increase in the number of competitors in its markets.

Average monthly retail service revenue per customer declined 3% to $35.73 in 2001 from $36.72 in 2000. Monthly local retail minutes of use per customer averaged 208 in 2001 and 151 in 2000. The increase in monthly local retail minutes of use was driven by the Company’s focus on designing incentive programs and rate plans to stimulate overall usage. This increase was offset by the decrease in average revenue per minute of use in 2001. Management anticipates that the Company’s average revenue per minute of use will continue to decline in the future, reflecting the continued effect of the previously mentioned factors.

Inbound roaming revenue decreased $17.4 million, or 8%, in 2001. The decline in inbound roaming revenue in 2001 primarily resulted from the decrease in revenue per roaming minute of use on the Company’s systems, partially offset by an increase in roaming minutes used.

The increase in minutes of use was affected by certain pricing programs offered by other wireless companies. Wireless customers who sign up for these programs are given price incentives to roam, and many of those customers travel in the Company’s markets, thus driving an increase in the Company’s inbound roaming minutes of use. The decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates, and these negotiated rates are also affected by the previously mentioned pricing programs offered by other wireless carriers.

Management anticipates that the increase in inbound roaming minutes of use will be slower in the remainder of 2001 and in 2002 as the effect of these new pricing programs becomes present in all periods of comparison. Additionally, as new wireless operators begin service in the Company’s markets, the Company’s roaming partners could switch their business to these new operators, further slowing growth in inbound roaming minutes of use. Management also anticipates that average inbound roaming revenue per minute of use will continue to decline in the future, reflecting the continued effect of the previously mentioned factors.

Average monthly inbound roaming revenue per Company customer averaged $7.15 in 2001 and $9.16 in 2000. The decrease in 2001 is attributable to the decrease in inbound roaming revenue compared to the increase in the Company’s customer base.

Long-distance and other revenue increased $12.5 million, or 13%, in 2001 as the volume of long-distance calls billed by the Company increased, primarily from inbound roamers using the Company’s systems to make long-distance calls. Monthly long-distance and other revenue per customer averaged $3.78 in 2001 and $3.96 in 2000.

Equipment sales revenues increased $5.7 million, or 12%, in 2001. The increase in equipment sales revenues primarily reflects the recognition in equipment sales revenues of $5.2 million of previously deferred activation fees. The increase also reflects a 2% increase in the number of gross customer activations, to 823,000 in 2001 from 807,000 in 2000. A majority of the gross customer activations were produced by the Company’s direct and retail distribution channels; activations from these channels usually generate sales of cellular telephone units.

Operating Expenses

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      2001             2000
                                                 --------------   --------------
                                                      (Dollars in thousands)
Operating Expenses
   System operations                             $      320,596   $      262,432
   Marketing and selling                                213,667          214,174
   Cost of equipment sold                                93,737           99,081
   General and administrative                           321,663          257,931
   Depreciation                                         174,437          153,052
   Amortization of intangibles                           47,196           44,783
                                                 --------------   --------------
      Total Operating Expenses                   $    1,171,296   $    1,031,453
                                                 ==============   ==============

Operating expenses increased $139.8 million, or 14%, in 2001.

System operations expenses increased $58.2 million, or 22%, in 2001. System operations expenses include charges from other telecommunications service providers for the Company’s customers’ use of their facilities, as well as for the Company’s inbound roaming traffic on these facilities. Also included are costs related to local interconnection to the landline network, long-distance charges and outbound roaming expenses. The increase in system operations expenses in 2001 was due to the following factors:

  a 15% increase in the number of cell sites within the Company’s systems, to 2,804 in 2001 from 2,430 in 2000, as the Company continues to expand and enhance coverage in its service areas;
  a $5.3 million, or 36%, increase in employee-related expenses, driven by the addition of employees throughout 2001 to maintain the Company’s systems and improve service quality;
  increases in minutes of use both on the Company’s systems and by the Company’s customers using other systems when roaming;
  the ongoing reduction both in the per-minute cost of usage on the Company’s systems and in negotiated roaming rates, which partially offset the above factors.

As a result of the above factors, the components of system operations expenses were affected as follows:

  expenses incurred when the Company’s customers used other systems when roaming increased $27.4 million, or 19%;
  maintenance, utility and cell site expenses increased $15.7 million, or 25%; and
  the cost of minutes used on the Company’s systems increased $14.8 million, or 28%.

In total, management expects system operations expenses to increase over the next few years, driven by increases in the number of cell sites within the Company’s systems and increases in minutes of use both on the Company’s systems and by the Company’s customers on other systems when roaming.

Marketing and selling expenses decreased $507,000, or less than 1%, in 2001. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent expenses; corporate marketing department salaries and expenses; local advertising; and public relations expenses.

Marketing cost per gross customer activation, which includes marketing and selling expenses and equipment subsidies, decreased 6% to $311 in 2001 from $331 in 2000. The decrease in cost per gross customer activation in 2001 was primarily due to reductions in equipment subsidies per gross customer activation, part of which was driven by the increase in equipment sales revenues related to activation fees.

Cost of equipment sold decreased $5.3 million, or 5%, in 2001. The effect of a slight increase in the number of units sold was offset by a decrease in the average cost of units sold, especially dual-mode units.

General and administrative expenses increased $63.7 million, or 25%, in 2001. These expenses include the costs of operating the Company’s customer care centers and local business offices, the costs of serving and retaining customers and corporate expenses other than the corporate engineering and marketing departments. The increase includes the effect of increases in expenses required to serve the growing customer base in the Company’s markets and other expenses incurred related to the growth in the Company’s business.

Driven by additional costs incurred in 2001 related to its customer care centers, which centralize certain customer service functions, administrative employee-related expenses increased $25.6 million, or 23%, in 2001. The Company also incurred additional costs in 2001 to retain customers and to provide dual-mode phone units to customers who migrated from analog to digital rate plans, and as of September 30, 2001, approximately two-thirds of the Company’s customers were using digital rate plans. Customer retention-related costs increased $17.0 million, or 45%, in 2001. Monthly general and administrative expenses per customer increased 5% to $11.00 in 2001 from $10.43 in 2000. General and administrative expenses represented 24% of service revenues in 2001 and 21% in 2000.

Operating cash flow increased $21.4 million, or 5%, to $466.4 million in 2001. The improvement was primarily due to substantial growth in customers and service revenues, partially offset by an increase in cash expenses, primarily system operations expenses and general and administrative expenses. Operating cash flow margins (as a percent of service revenues) were 34.2% in 2001 and 36.1% in 2000.

Depreciation expense increased $21.4 million, or 14%, in 2001. The increase reflects rising average fixed asset balances, which increased 20% in 2001. Increased fixed asset balances in 2001 resulted from the addition of new cell sites built to improve coverage and capacity in the Company’s markets and from upgrades to provide digital service in more of the Company’s service areas.

Operating Income

Operating income totaled $244.8 million in 2001, a decrease of $2.4 million, or 1%, from 2000. Operating income margins were 17.9% in 2001 and 20.0% in 2000. The reductions in operating income and operating income margins reflect the following factors:

  increased revenues, driven by growth in both the number of customers served by the Company’s systems, and the number of minutes used by the Company’s customers and on the Company’s systems;
  increased system operations expenses, driven by the increase in minutes of use by both the Company's customers and inbound roamers using the Company's systems; and
  increased general and administrative expenses, driven by an increase in the cost to retain and service customers.

The Company expects each of the above factors to continue to have an effect on operating income and operating margins for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of the Company’s operating results, may cause operating income and operating margins to fluctuate over the next several quarters.

The Company expects service revenues to continue to grow during the remainder of 2001 and in 2002; however, management anticipates that average monthly revenue per customer will decrease,

as retail service and inbound roaming revenue per minute of use continue to decline. Additionally, the Company expects expenses to increase during the remainder of 2001 and in 2002 as it incurs costs associated with customer growth, service and retention and fixed assets added.

Management continues to believe there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Additionally, competitors licensed to provide PCS have initiated service in certain of the Company’s markets over the past several years. The Company expects PCS operators to continue deployment of PCS throughout all of the Company’s clusters during 2001 and in 2002. Management continues to monitor other wireless communications providers’ strategies to determine how additional competition is affecting the Company’s results. The effects of additional wireless competition have significantly slowed customer growth in certain of the Company’s markets. Coupled with the recent downturn in the nation’s economy, the effect of increased competition has caused the Company’s customer growth in these markets to be slower than expected in 2001. Management anticipates that overall customer growth will continue to be slower in the future, primarily as a result of the increase in the number of competitors in its markets.

Investment and Other Income

Investment and other income totaled $17.5 million in 2001 and $113.1 million in 2000. There were no gains on cellular and other investments in the first nine months of 2001. Gain on cellular and other investments totaled $96.1 million in the first nine months of 2000, from the sales of Company’s majority interest in one market and minority interests in two markets, and from cash received from the settlement of a legal matter.

Investment income was $31.3 million in 2001 and $30.7 million in 2000. Investment income primarily represents the Company’s share of net income from the markets managed by others that are accounted for by the equity method.

Interest income totaled $9.5 million in 2001 and $13.5 million in 2000. The decrease is primarily due to the decrease in average cash balances in 2001.

Interest expense totaled $26.2 million in 2001 and $28.1 million in 2000. Interest expense in 2001 is primarily related to Liquid Yield Option Notes (“LYONs”) ($7.6 million); the Company’s 7.25% Notes (the “Notes”) ($13.9 million); and the Company’s revolving credit facility with a series of banks (“Revolving Credit Facility”) ($3.5 million). Interest expense in 2000 is primarily related to LYONs ($13.1 million) and the Notes ($13.9 million).

Income Taxes

Income tax expense was $107.4 million in 2001 and $156.5 million in 2000. In 2000, $45.7 million of income tax expense related to gains on cellular and other investments. The overall effective tax rates were 41% in 2001 and 43% in 2000. In 2001, income tax expense was reduced by $4.5 million to reflect one-time tax adjustments. In 2000, the effective tax rate was affected by sales of cellular and other investments, which were taxed at varying rates.

TDS and the Company are parties to a Tax Allocation Agreement, pursuant to which the Company is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial reporting purposes, the Company computes federal income taxes as if it was filing a separate return as its own affiliated group and was not included in the TDS group.

Extraordinary Item

Extraordinary item - loss on extinguishment of debt, net of tax totaled $6.9 million in the first nine months of 2001, or $.08 per diluted share, and $29.5 million in 2000, or $.32 per diluted share. In 2001, the Company satisfied $55.5 million face value ($24.2 million carrying value) of converted LYONs by paying $30.8 million in cash ($612,000 of which was included in accounts payable at September 30, 2001) to the holders. In 2000, the Company repurchased $41.0 million face value ($16.9 million carrying value) of LYONs and satisfied $72.5 million face value ($30.3 million carrying value) of converted LYONs for an aggregate of $75.8 million in cash ($10.9 million of which was included in accounts payable at September 30, 2001) paid to the holders. In each year, the loss resulted from the difference between the conversion price, which approximated market value, and the accreted value of the LYONs repurchased or converted. These losses are not deductible for tax purposes.

Cumulative Effect of Accounting Change

Cumulative effect of accounting change, net of tax totaled $(4.7) million in 2000, or $(.05) per diluted share, reflecting the Company’s implementation of SAB No. 101. The Company now defers certain activation fees charged to its customers when initiating service through its retail and direct channels and reconnect fees charged to its customers when resuming service after suspension, and records the related revenue over periods from six to 48 months. Prior to implementing SAB No. 101, the Company recorded these fees as operating revenues in the period they were charged to the customer. The cumulative effect represents the aggregate impact of this accounting change for periods prior to 2000.

Net Income

Net income totaled $140.9 million in 2001 and $162.8 million in 2000. Diluted earnings per share was $1.61 in 2001 and $1.85 in 2000. In 2001, net income and earnings per share included an extraordinary loss, representing $(6.9) million and $(.08) per share. Net income and earnings per share in 2000 included significant after-tax gains on cellular and other investments, representing $50.3 million and $.55 per share; an extraordinary loss, representing $(29.5) million and $(.32) per share; and the cumulative effect of a change in accounting principle, representing $(4.7) million and $(.05) per share. Excluding the after-tax effect of these gains, extraordinary losses and cumulative effect of a change in accounting principle, net income would have been $147.8 million, or $1.69 per share, in 2001; and $146.6 million, or $1.67 per share, in 2000.

Three Months Ended 9/30/01 Compared to Three Months Ended 9/30/00

Operating revenues totaled $501.0 million in the third quarter of 2001, up $49.6 million, or 11%, over 2000. Average monthly service revenue per customer decreased to $47.92 in the third quarter of 2001 compared to $50.91 in the same period of 2000 for reasons generally the same as the first nine months of 2001.

Revenues from retail customers increased $43.2 million, or 14%, in 2001 primarily due to the increased number of customers served. Average monthly local retail minutes of use per customer totaled 230 in the third quarter of 2001 compared to 170 in 2000. Also, as the number of customers and amount of revenue earned continued to grow, average revenue per minute of use continued to decline. As a result, average monthly retail service revenue per customer decreased 3% to $36.06 in the third quarter of 2001 compared to $37.25 in 2000.

Inbound roaming revenue decreased $334,000, or less than 1%, in 2001 as the increase in inbound roaming minutes of use was more than offset by a decrease in the average inbound roaming revenue per minute of use. Monthly inbound roaming revenue per customer averaged $7.78 in 2001 compared to $9.17 in 2000.

Long-distance and other revenue increased $2.6 million, or 7%, in 2001. The effect of an increase in the volume of long-distance calls billed by the Company, primarily from inbound roamers using the Company’s systems to make long-distance calls, was partially offset by price reductions primarily related to long-distance charges on roaming minutes of use. Monthly long-distance and other revenue per customer averaged $4.08 in 2001 and $4.49 in 2000.

Equipment sales revenue increased $4.1 million, or 24%, primarily reflecting the recognition of previously deferred revenues, which increased revenue by $5.2 million in 2001. Although gross customer activations increased 5% to 296,000 in 2001 from 283,000 in 2000, the revenue per unit sold declined due to an overall decline in the price of units sold, particularly dual-mode units provided to customers who initiated digital service.

Operating expenses totaled $408.3 million in the third quarter of 2001, up $49.5 million, or 14%, over 2000. System operations expenses increased $25.3 million, or 27%, in 2001 as a result of increases in minutes of use and costs associated with maintaining 15% more cell sites than in 2000, partially offset by decreases in cost per minute for outbound roaming and toll transactions.

Marketing and selling expenses increased $375,000, or 1%, in 2001. The increase was primarily due to a 5% increase in the number of gross customer activations. Cost per gross customer activation was $285 in 2001 and $321 in 2000.

Cost of equipment sold decreased $2.7 million, or 8%, in 2001. The decrease primarily reflects the decline in the per unit cost of dual-mode units, partially offset by the 5% increase in gross customer activations.

General and administrative expenses increased $15.9 million, or 18%, in 2001, for reasons generally the same as the first nine months of 2001.

Operating cash flow increased $10.7 million, or 7%, to $170.0 million in 2001; operating cash flow margins totaled 35.5% in 2001 and 36.7% in 2000.

Depreciation expense increased $9.9 million, or 19%, in 2001, reflecting a 25% increase in average fixed asset balances.

Operating income totaled $92.7 million in 2001 compared to $92.5 million in 2000, a less than 1% increase. The operating income margin decreased to 19.3% in 2001 from 21.3% in 2000. The decline in operating income margin was primarily the result of increased system operations and general and adminstrative expenses, slightly offset by increased revenues.

Investment and other income decreased $77.3 million to $7.2 million in 2001. There were no gains on cellular and other investments in 2001; these gains totaled $78.2 million in 2000, resulting from the sale of the Company’s majority interest in one market and minority interest in another market, and from cash received from the settlement of a legal matter. Investment income increased $3.2 million, or 29%, in 2001, as the aggregate net income from the markets in which the company had interests in both periods increased in 2001. Total interest expense decreased $690,000, or 7%, in 2001.

Income tax expense totaled $43.0 million in 2001 and $80.6 million in 2000. In 2000, $39.2 million of income tax expense related to gains on cellular and other investments. Extraordinary (loss), net of tax totaled ($1.8) million in 2001 and ($23.4) million in 2000.

Net income totaled $53.1 million in 2001 compared to $70.6 million in 2000. Both net income and earnings per share in both years were affected by extraordinary losses and gains on cellular and other investments. A summary of the after-tax effect of the extraordinary losses on net income and diluted earnings per share is shown below.

                                                        Three Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        2001           2000
                                                    ------------   ------------
                                                      (Dollars in thousands,
                                                     except per share amounts)
Income before after-tax effects of gains,
  extraordinary loss                                $     54,896   $     54,874
Add:  After-tax effects of gains                              --         39,067
Less: Extraordinary loss on extinguishment of debt        (1,768)       (23,367)
                                                    ------------   ------------
Net income as reported                              $     53,128   $     70,574
                                                    ============   ============

Diluted earnings per share before after-tax effects
  of gains, extraordinary loss                      $       0.62   $       0.63
Add:  After-tax effects of gains                              --           0.43
Less: Extraordinary loss on extinguishment of debt         (0.02)         (0.26)
                                                    ------------   ------------
Diluted earnings per share as reported              $       0.60   $       0.80
                                                    ============   ============

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and 142 “Goodwill and Other Intangible Assets” in July 2001. Among other provisions of SFAS 141 and 142, the Financial Accounting Standards Board requires that all future business combinations be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interest method. For acquisitions completed after June 30, 2001, goodwill will not be amortized. In addition, effective January 1, 2002, previously recorded goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to impairment tests at least annually. Intangible assets with finite lives are required to be amortized over their estimated useful lives. Management is currently reviewing the final release of these statements to evaluate the impact on results of operations and financial position.

SFAS No. 143 “Accounting for Asset Retirement Obligations” was issued in June 2001 and will become effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Management is currently reviewing the final release of this statement to evaluate the impact on results of operations and financial position.

SFAS 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” was issued in October 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This SFAS replaces SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” but retains many of the fundamental provisions. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. Management is currently reviewing the final release of this statement to evaluate the impact on results of operations and financial position.

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

Cash flows from operating activities provided $356.2 million in 2001 and $425.0 million in 2000. Operating cash flow provided $466.4 million in 2001 and $445.0 million in 2000. Cash flows from other operating activities (investment and other income, interest expense, income taxes, changes in working capital and changes in other assets and liabilities) required $110.2 million in 2001 and $20.0 million in 2000. Income taxes and interest paid totaled $84.9 million in 2001 and $82.3 million in 2000. Proceeds from a litigation settlement provided $42.5 million in 2000.

Cash flows from investing activities required $510.1 million in 2001 and $156.7 million in 2000. Cash required for property, plant and equipment and system development expenditures totaled $377.7 million in 2001 and $206.6 million in 2000. In both periods, these expenditures were financed primarily with internally generated cash, and in 2000, they were also financed with the proceeds from the sales of cellular interests. These expenditures primarily represent the construction of 256 and 153 cell sites in 2001 and 2000, respectively, plus other plant additions and costs related to the development of the Company’s office systems. In both periods, other plant additions included significant amounts related to the replacement of retired assets and the changeout of analog radio equipment for digital radio equipment. Acquisitions required $134.6 million in 2001 and $36.0 million in 2000. The Company issued notes receivable totaling $13.1 million in 2001 related to the acquisition and/or potential acquisition of certain PCS licenses. The Company received net cash proceeds totaling $73.0 million in 2000 related to sales of cellular and other investments. Cash distributions from cellular entities in which the Company has an interest provided $10.6 million in 2001 and $13.6 million in 2000.

Cash flows from financing activities provided $39.4 million in 2001 and required $273.2 million in 2000. In 2001, the Company paid $30.1 million in cash, recorded $612,000 of accounts payable for payments made in October 2001 and issued 550,000 USM Common Shares to satisfy the conversion of $113.5 million face value ($49.4 million carrying value) of LYONs by the holders. In 2000, the Company paid $16.5 million in cash, and recorded $9.7 million of accounts payable for payments made in October 2000, to repurchase $41.0 million face value ($16.9 million carrying value) of LYONs; paid $48.4 million in cash, recorded $1.2 million of accounts payable for amounts paid in October 2000 and issued 784,000 USM Common Shares to satisfy the conversion of $155.3 million face value ($64.7 million carrying value) of LYONs by the holders. In 2001, the Company paid $25.8 million for the repurchase of 322,600 of its Common Shares. The cash paid includes $11.0 million paid in 2001 for repurchases executed in December 2000, and excludes $1.0 million of accounts payable recorded for payments made in October 2001. In 2000, the Company repurchased a total of 3,140,900 of its Common Shares for a total of $206.8 million in cash, plus $4.7 million of accounts payable recorded for payments made in October 2000. In 2001, the Company borrowed $118.5 million and repaid $22.5 million under the Revolving Credit Facility. In 2000, the Company borrowed and repaid $6.0 million under the Revolving Credit Facility.

As of September 30, 2001, the Company had entered into agreements, on its own behalf and through joint ventures, to acquire interests in PCS licenses in 24 markets. These interests, primarily in 10 megahertz licenses, represent a total population of 8.3 million and will be acquired in exchange for $131.8 million in cash. The Company’s proportionate share of pops to be acquired is 7.3 million and its share of cash to be paid is $119.2 million. Of these PCS interests, 4.0 million pops are in markets adjacent to those in which the Company already provides cellular service, and the remaining pops are in markets in which the Company already provides cellular service.

As of September 30, 2001, the Company, on its own behalf, had completed the acquisition of interests in licenses in sixteen of the markets, representing 5.0 million pops, for $80.4 million. The interests the Company expects to acquire in the future are all through joint ventures. These interests will be 100% owned by the joint ventures, in each of which the Company owns a majority economic interest. In total, these joint ventures have agreements to acquire markets representing 2.4 million pops for $38.8 million. The Company expects each of the pending transactions to be completed by the first quarter of 2002.

Liquidity

The Company anticipates that the aggregate resources required for the remainder of 2001 will include the following:

  $92 million to $102 million primarily for capital spending for its cellular licenses, plus an as yet undetermined amount that may be needed for the construction of PCS licensed areas it expects to acquire pursuant to certain agreements;
  $39 million to acquire interests in certain PCS licenses covering 2.4 million pops;
  an as yet undetermined amount that may be needed to repurchase USM Common Shares or LYONs under programs authorized by the Company's Board of Directors; and
  an as yet undetermined amount that may be needed to finance expenditures related to the Company’s interests in certain wireless licenses that may be acquired by Black Crow Wireless L.P. (“Black Crow”) pursuant to the Federal Communications Commission’s (“FCC’s”) C and F Block auctions in early 2001.

Anticipated capital requirements for 2001 primarily reflect the Company’s plans for construction and system expansion. The Company’s construction and system expansion budget for 2001 is $470 million to $480 million, to expand and enhance the Company’s coverage in its service areas, including the addition of digital service capabilities to its systems, and to enhance the Company’s office systems. Through September 30, 2001, the Company’s capital expenditures totaled $378 million, with $92 million to $102 million of capital expenditures expected during the remainder of 2001.

In October 2000, the Company’s Board of Directors authorized the repurchase of an additional 1.4 million USM Common Shares. Through September 30, 2001, the company had repurchased 230,300 shares under this program. Additionally, the Company may repurchase a limited amount of additional shares on a quarterly basis, primarily for use in employee benefit plans.

The Board of Directors has authorized management to opportunistically repurchase LYONs in private transactions. The Company may also purchase a limited amount of LYONs in open-market transactions from time to time. The Company’s LYONs are convertible, at the option of their holders, at any time prior to maturity, redemption or purchase, into USM Common Shares at a conversion rate of 9.475 USM Common Shares per LYON. Upon conversion, the Company has the option to deliver to holders either USM Common Shares or cash equal to the market value of the USM Common Shares into which the LYONs are convertible.

The Company assesses its cellular holdings on an ongoing basis in order to maximize the benefits derived from clustering its markets. The Company also reviews attractive opportunities for the acquisition of additional wireless spectrum. Over the past few years, the Company has completed exchanges of controlling interests in its less strategic markets for controlling interests in markets which better complement its clusters. The Company has purchased controlling interests in cellular markets and has recently participated in joint ventures to purchase interests in PCS licenses which enhance its clusters. The Company has also completed outright sales of other less strategic markets. The proceeds from any sales have been used to further the Company’s growth.

U.S. Cellular is a limited partner in Black Crow Wireless L.P., which was a successful bidder for 17 PCS licenses in 13 markets for $283.9 million in the January 2001 FCC spectrum auction. As a result of its 85% economic interest in Black Crow, U.S. Cellular, as of September 30, 2001, had contributed a total of $9.7 million in capital and loaned $45.5 million to Black Crow, and loaned $563,000 to the general partner of Black Crow. The exact nature of U.S. Cellular’s financial commitment going forward will be determined as Black Crow develops its long-term business and financing plans. U.S. Cellular is committed to contributing capital along the lines of its partnershipinterest, and has committed to loan the general partner up to $20 million. U.S. Cellular has no other loan commitments but it is possible that U.S. Cellular will provide guarantees or other financial undertakings to support Black Crow’s effort at raising debt financing.

Thirteen of the 17 licenses for which Black Crow was the successful bidder were auctioned by the FCC subject to the final outcome of certain judicial and administrative proceedings initiated by parties claiming to have continuing interests in such licenses. These 13 licenses, along with various other licenses, were originally awarded by the FCC in prior auctions. The licenses were subsequently cancelled and reauctioned by the FCC after the winning bidders in these prior auctions were unable to make their required payments to the FCC on a timely basis. One of the original winning bidders in the prior auctions which contested the FCC’s decision to revoke and reauction certain licenses recently obtained a ruling from the United States Court of Appeals for the District of Columbia Circuit in favor of that original winning bidder which held that the FCC’s cancellation of such licenses was illegal. On behalf of the FCC, the U.S. Department of Justice recently filed a Petition for Writ of Certiorari requesting review by the U.S. Supreme Court of this matter. The FCC also requested stay of the ruling of the United States Court of Appeals for the District of Columbia Circuit pending the outcome of that Supreme Court review. In the event the original bidders are ultimately successful in reclaiming the cancelled licenses, Black Crow would receive a refund of payments made to the FCC for such licenses and only acquire four licenses in three markets for a total cost of $3.8 million, which would significantly reduce U.S. Cellular’s current and potential future financial commitments. Settlement discussions have recently been held between the FCC and certain successful bidders for other licenses in the same auction with respect to which Black Crow was the successful bidder. Black Crow has not been a direct participant in such discussions, and it is uncertain at this time whether such discussions will result in Black Crow obtaining any of such licenses.

The Company is generating substantial cash from its operations and anticipates financing all of the above expenditures with internally generated cash and with borrowings under the Company’s Revolving Credit Facility as the timing of such expenditures warrants. The Company had $9.8 million of cash and cash equivalents at September 30, 2001. Additionally, $349 million of the $500 million under the Company’s Revolving Credit Facility is unused and remains available to meet any short-term borrowing requirements.

Management believes that the Company’s operating cash flows and sources of external financing, including the above-referenced Revolving Credit Facility, provide substantial financial flexibility for the Company to meet both its short- and long-term needs. The Company also currently has access to public and private capital markets to help meet its long-term financing needs. The Company anticipates issuing debt and equity securities only when capital requirements (including acquisitions), financial market conditions and other factors warrant.

Market Risk

The Company is subject to market rate risks due to fluctuations in interest rates and equity markets. All of the Company’s existing long-term debt is in the form of fixed-rate notes with original maturities ranging from seven to 20 years. Accordingly, fluctuations in interest rates can lead to fluctuations in the fair value of such instruments. The Company has not entered into financial derivatives to reduce its exposure to interest rate risks.

The Company maintains a portfolio of available for sale marketable equity securities, which resulted from acquisitions and the sale of non-strategic investments. The market value of these investments, principally Vodafone AirTouch plc American Depositary Receipts, amounted to $234.0 million at September 30, 2001. A hypothetical 10% decrease in the share prices of these investments would result in a $23.4 million decline in the market value of the investments.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY STATEMENT
This Management’s Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Quarterly Report on Form 10-Q contains statements that are not based on historical fact, including the words “believes”, “anticipates”, “intends”, “expects”, and similar words. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

  general economic and business conditions, both nationally and in the regions in which the Company operates;
  technology changes;
  competition;
  changes in business strategy or development plans;
  acquisitions/divestitures of properties and/or licenses;
  changes in governmental regulations;
  changes in the value of investments;
  availability of future financing; and
  changes in growth in cellular customers, penetration rates, churn rates and roaming rates.

The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.

                         UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                         ---------------------------------------------------
                                  CONSOLIDATED STATEMENTS OF INCOME
                                  ---------------------------------
                                              Unaudited
                                              ---------

                                                 Three Months Ended            Nine Months Ended
                                                    September 30,                September 30,
                                            ---------------------------   ---------------------------
                                                2001           2000           2001           2000
                                            ------------   ------------   ------------   ------------
                                                 (Dollars in thousands, except per share amounts)
OPERATING REVENUES
  Service                                   $    479,318   $    433,872   $  1,364,439   $  1,232,628
  Equipment sales                                 21,706         17,569         51,643         45,965
                                            ------------   ------------   ------------   ------------
    Total Operating Revenues                     501,024        451,441      1,416,082      1,278,593
                                            ------------   ------------   ------------   ------------

OPERATING EXPENSES
  System operations                              119,160         93,884        320,596        262,432
  Marketing and selling                           74,363         73,988        213,667        214,174
  Cost of equipment sold                          31,721         34,430         93,737         99,081
  General and administrative                     105,817         89,891        321,663        257,931
  Depreciation                                    61,520         51,665        174,437        153,052
  Amortization of intangibles                     15,766         15,037         47,196         44,783
                                            ------------   ------------   ------------   ------------
    Total Operating Expenses                     408,347        358,895      1,171,296      1,031,453
                                            ------------   ------------   ------------   ------------
OPERATING INCOME                                  92,677         92,546        244,786        247,140
                                            ------------   ------------   ------------   ------------
INVESTMENT AND OTHER INCOME (EXPENSE)
  Investment income                               14,294         11,114         31,289         30,671
  Amortization of licenses related to investments   (178)          (412)          (532)          (965)
  Interest income                                  1,697          4,726          9,513         13,477
  Other income (expense), net                         61            232          3,515          1,949
  Gain on cellular and other investments              --         78,224             --         96,075
  Interest (expense)                              (8,668)        (9,358)       (26,191)       (28,096)
                                            ------------   ------------   ------------   ------------
    Total Investment and Other Income              7,206         84,526         17,594        113,111
                                            ------------   ------------   ------------   ------------
INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                               99,883        177,072        262,380        360,251
Income tax expense                                42,950         80,640        107,376        156,484
                                            ------------   ------------   ------------   ------------
                                                  56,933         96,432        155,004        203,767
INCOME BEFORE MINORITY INTEREST
  Minority share of income                        (2,037)        (2,491)        (7,186)        (6,801)
                                            ------------   ------------   ------------   ------------
INCOME BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE          54,896         93,941        147,818        196,966
Extraordinary item-loss on extinguishment
  of debt, net of tax                             (1,769)       (23,367)        (6,934)       (29,473)
Cumulative effect of accounting change,
  net of tax                                          --             --             --         (4,661)
                                            ------------   ------------   ------------   ------------

NET INCOME                                  $     53,127   $     70,574   $    140,884   $    162,832
                                            ============   ============   ============   ============

BASIC WEIGHTED AVERAGE COMMON
  AND SERIES A COMMON SHARES (000s)               86,394         85,685         86,231         86,520

BASIC EARNINGS PER COMMON AND
  SERIES A COMMON SHARES                    $       0.61   $       0.82   $       1.63   $       1.88
                                            ============   ============   ============   ============

DILUTED EARNINGS PER COMMON AND
  SERIES A COMMON SHARES                    $       0.60   $       0.80   $       1.61   $       1.85
                                            ============   ============   ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.
-16-

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                    Unaudited
                                    ---------

                                                            Nine Months Ended
                                                              September 30,
                                                        -----------------------
                                                           2001         2000
                                                        ----------   ----------
                                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            $  140,884   $  162,832
  Add (Deduct) adjustments to reconcile net income
   to net cash provided by operating activities
     Depreciation and amortization                         221,633      197,835
     Deferred income tax provision                          15,316       36,703
     Investment income                                     (31,289)     (30,671)
     Minority share of income                                7,186        6,801
     Extraordinary Item                                      6,934       29,473
     Cumulative effect on accounting change                     --        4,661
     Gain on cellular and other investments                     --      (96,075)
     Other noncash expense                                  11,649       23,251
     Proceeds from litigation settlement                        --       42,457
     Change in inventory                                    23,680       (3,659)
     Change in accounts receivable                         (42,925)     (22,208)
     Change in accounts payable                            (29,012)      (6,176)
     Change in accrued interest                             (3,526)      (4,148)
     Change in accrued taxes                                35,207       65,908
     Change in customer deposits and deferred revenues      (2,689)      12,743
     Change in other assets and liabilities                  3,163        5,297
                                                        ----------   ----------
                                                           356,211      425,024
                                                        ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment              (368,849)    (199,821)
  System development costs                                  (8,872)      (6,812)
  Investments in and advances to/from
    unconsolidated entities                                  1,711       (3,681)
  Distributions from unconsolidated entities                10,577       13,607
  Proceeds from cellular and other investments                  --       72,973
  Acquisitions, excluding cash acquired                   (134,580)     (35,979)
  Other investing activities                               (10,097)       3,049
                                                        ----------   ----------
                                                          (510,110)    (156,664)
                                                        ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of debt                                        (30,149)     (64,891)
  Borrowings from Revolving Credit Facility                118,500        6,000
  Repayment of Revolving Credit Facility                   (22,500)      (6,000)
  Repurchase of common shares                              (25,795)    (206,782)
  Common Shares issued                                       3,626        4,450
  Capital (distributions) to minority partners              (4,285)      (5,971)
                                                        ----------   ----------
                                                            39,397     (273,194)
                                                        ----------   ----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS               (114,502)      (4,834)
CASH AND CASH EQUIVALENTS-
  Beginning of period                                      124,281      197,675
                                                        ----------   ----------
  End of period                                         $    9,779   $  192,841
                                                        ==========   ==========

   The accompanying notes to consolidated financial statements are an integral part of these statements.
-17-

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ASSETS
                                     ------

                                                      (Unaudited)
                                                     September 30,  December 31,
                                                         2001           2000
                                                     ------------   ------------
                                                        (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents
    General funds                                    $      9,023   $     69,956
    Affiliated cash equivalents                               756         54,325
                                                     ------------   ------------
                                                            9,779        124,281
  Temporary investments                                         7              7
  Accounts receivable
    Customers, net of allowance                           155,542        142,783
    Roaming                                                81,494         62,928
    Affiliates                                                925             60
    Other                                                  23,871         13,312
  Inventory                                                25,117         48,798
  Note receivable                                          45,502             --
  Prepaid expenses                                         11,106         10,796
  Other current assets                                     11,318          6,398
                                                     ------------   ------------
                                                          364,661        409,363
                                                     ------------   ------------
INVESTMENTS
  Licenses, net of accumulated amortization             1,271,287      1,130,802
  Marketable equity securities                            234,001        377,900
  Investment in unconsolidated entities,
    net of accumulated amortization                       159,944        188,859
  Notes and interest receivable - long-term                57,257         84,566
                                                     ------------   ------------
                                                        1,722,489      1,782,127
                                                     ------------   ------------
PROPERTY, PLANT AND EQUIPMENT
  In service and under construction                     2,174,162      1,801,377
  Less accumulated depreciation                           819,411        655,754
                                                     ------------   ------------
                                                        1,354,751      1,145,623
                                                     ------------   ------------
DEFERRED CHARGES
  System development costs,
    net of accumulated amortization                       108,689        119,724
  Other, net of accumulated amortization                   12,769         10,197
                                                     ------------   ------------
                                                          121,458        129,921
                                                     ------------   ------------
  Total Assets                                       $  3,563,359   $  3,467,034
                                                     ============   ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.
-18-

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                    (Unaudited)
                                                   September 30,   December 31,
                                                       2001            2000
                                                   ------------    ------------
                                                       (Dollars in thousands)
CURRENT LIABILITIES
  Revolving Credit Facility                        $    151,000    $     55,000
  Accounts payable
    Affiliates                                            2,126           9,124
    Other                                               180,123         203,223
  Customer deposits and deferred revenues                54,724          53,855
  Accrued interest                                        3,923           7,449
  Accrued taxes                                          68,046          32,529
  Accrued compensation                                   19,310          19,550
  Other current liabilities                              25,500          17,597
                                                   ------------    ------------
                                                        504,752         398,327
                                                   ------------    ------------
LONG-TERM DEBT
  6% zero coupon convertible debentures                 143,756         185,817
  7.25% unsecured notes                                 250,000         250,000
  Other                                                  13,000          13,000
                                                   ------------    ------------
                                                        406,756         448,817
                                                   ------------    ------------
DEFERRED LIABILITIES AND CREDITS
  Net deferred income tax liability                     314,255         357,775
  Other                                                  10,461          12,611
                                                   ------------    ------------
                                                        324,716         370,386
                                                   ------------    ------------
MINORITY INTEREST                                        41,044          34,933
                                                   ------------    ------------

COMMON SHAREHOLDERS' EQUITY
  Common Shares, par value $1 per share                  55,046          55,046
  Series A Common Shares, par value $1 per share         33,006          33,006
  Additional paid-in capital                          1,309,082       1,321,193
  Treasury Shares, at cost (1,819,979 and
    2,176,294 shares, respectively)                    (117,247)       (145,542)
  Accumulated other comprehensive (loss)               (101,846)        (16,296)
  Retained earnings                                   1,108,050         967,164
                                                   ------------    ------------
                                                      2,286,091       2,214,571
                                                   ------------    ------------
  Total Liabilities and Shareholders' Equity       $  3,563,359    $  3,467,034
                                                   ============    ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.
-19-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Unaudited

1.	The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 2001 and December 31, 2000, and the results of operations and cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the nine months ended September 30, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year.

2.	Net Income used in computing Earnings per Common Share and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:
                                             Three Months Ended       Nine Months Ended
                                                September 30,           September 30,
                                            ---------------------   ---------------------
                                               2001        2000        2001        2000
                                            ---------   ---------   ---------   ---------
                                          (Dollars in thousands, except per share amounts)

Income used in Basic Earnings per Share     $  54,896   $  93,941   $ 147,818   $ 196,966
Extraordinary item                             (1,769)    (23,367)     (6,934)    (29,473)
Cumulative effect of accounting change             --          --          --      (4,661)
                                            ---------   ---------   ---------   ---------
Net Income Available to Common used in
  Basic Earnings per Share                  $  53,127   $  70,574   $ 140,884   $ 162,832
                                            =========   =========   =========   =========
Weighted average number of Common Shares
  used in Basic Earnings per Share (000's)     86,394      85,685      86,231      86,520
                                            =========   =========   =========   =========
Basic Earnings per Share
  Continuing Operations
    Excluding Gains                         $    0.63   $    0.64   $    1.71   $    1.69
    Gains                                          --        0.45          --        0.58
                                            ---------   ---------   ---------   ---------
                                                 0.63        1.09        1.71        2.27
Extraordinary item                              (0.02)      (0.27)      (0.08)      (0.34)
Cumulative effect of accounting change             --          --          --       (0.05)
                                            ---------   ---------   ---------   ---------
                                            $    0.61   $    0.82   $    1.63   $    1.88
                                            =========   =========   =========   =========
-20-

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                               -----------------------   -----------------------
                                                  2001         2000         2001         2000
                                               ----------   ----------   ----------   ----------
                                                (Dollars in thousands, except per share amounts)

Income used in Basic Earnings per Share        $   54,896   $   93,941   $  147,818   $  196,966

Interest expense eliminated as a result of
  the pro forma conversion of Convertible
  Debentures, net of tax                            1,328        2,276        4,340        7,136
                                               ----------   ----------   ----------   ----------

Income used in Diluted Earnings per Share          56,224       96,217      152,158      204,102
  Extraordinary item                               (1,769)     (23,367)      (6,934)     (29,473)
  Cumulative effect of accounting change               --           --           --       (4,661)
                                               ----------   ----------   ----------   ----------

Net Income Available to Common used in
  Diluted Earnings per Share                   $   54,455   $   72,850   $  145,224   $  169,968
                                               ==========   ==========   ==========   ==========

Weighted average number of Common
  Shares used in Basic Earnings per Share (000's)  86,394       85,685       86,231       86,520
Effect of Dilutive Securities:
  Stock Options and Stock Appreciation Rights         209          390          241          407
  Conversion of Convertible Debentures              3,604        5,052        3,604        5,052
                                               ----------   ----------   ----------   ----------
Weighted Average Number of Common Shares
  used in Diluted Earnings per Share               90,207       91,127       90,076       91,979
                                               ==========   ==========   ==========   ==========

Diluted Earnings Per Share
  Continuing Operations
    Excluding Gains                            $     0.62   $     0.63   $     1.69   $     1.67
    Gains                                              --         0.43           --         0.55
                                               ----------   ----------   ----------   ----------
                                                     0.62         1.06         1.69         2.22
Extraordinary item                                  (0.02)       (0.26)       (0.08)       (0.32)
Cumulative effect of accounting change                 --           --           --        (0.05)
                                               ----------   ----------   ----------   ----------
                                               $     0.60   $     0.80   $     1.61   $     1.85
                                               ==========   ==========   ==========   ==========
3.	Supplemental Cash Flow Information

The Company acquired certain cellular licenses and interests during the first nine months of 2001 and 2000. In conjunction with these acquisitions, the following assets were acquired, liabilities assumed and Common Shares issued.

                                                 Nine Months Ended
                                                   September 30,
                                            --------------------------
                                                2001          2000
                                            ------------  ------------
                                              (Dollars in thousands)
     Property, plant and equipment          $      2,570  $         --
     Cellular licenses                           132,010        18,761
     Investment in unconsolidated entities            --        56,034
     Decrease in note receivable                      --       (10,000)
     Decrease in minority investments                 --         1,721
     Long-term debt                                   --       (13,000)
     Accounts payable - other                         --       (13,744)
     Other assets and liabilities,
       cash acquired                                  --          (960)
     Common Shares issued                             --        (2,833)
                                            ------------  ------------
     Decrease in cash due to acquisitions   $    134,580  $     35,979
                                            ============  ============
-21-
The following summarizes certain noncash transactions and interest and income taxes paid.

                                                         Nine Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        2001           2000
                                                    ------------   ------------
                                                       (Dollars in thousands)
     Interest paid                                  $     21,761   $     18,852
     Income taxes paid                                    63,104         63,400
     Noncash interest expense                              7,933         13,358
     Net change to equity for conversion of LYONs   $     25,191   $     34,466
4.	Gain on Cellular and Other Investments

Gain on cellular and other investments in 2000 reflects gains recorded on the sale of the Company’s majority interest in one market and minority interests in two markets and from the settlement of a legal matter.

5.	Other Comprehensive Income

The Company’s Comprehensive Income includes Net Income and Unrealized Gains from Marketable Equity Securities that are classified as “available-for-sale”. The following table summarizes the Company’s Comprehensive Income:

                                                        Nine Months Ended
                                                          September 30,
                                                    ------------------------
                                                       2001          2000
                                                    ----------    ----------
                                                     (Dollars in thousands)
   Accumulated Other Comprehensive Income (Loss)

   Balance, beginning of period                     $  (16,296)   $   81,391
   Other Comprehensive (Loss)-
     Unrealized (losses) gains on securities          (143,899)     (130,571)
     Income tax effect                                  58,349        52,228
                                                    ----------    ----------
   Net unrealized (losses) included in
     Comprehensive (Loss)                              (85,550)      (78,343)
                                                    ----------    ----------

   Balance, end of period                           $ (101,846)   $    3,048
                                                    ==========    ==========

                                        Three Months Ended         Nine Months Ended
                                           September 30,             September 30,
                                      -----------------------   -----------------------
                                         2001         2000         2001         2000
                                      ----------   ----------   ----------   ----------
                                                    (Dollars in thousands)
   Comprehensive Income
     Net Income                       $   53,127   $   70,574   $  140,884   $  162,832
     Unrealized (losses) on securities    (7,434)     (29,774)     (85,550)     (78,343)
                                      ----------   ----------   ----------   ----------
                                      $   45,693   $   40,800   $   55,334   $   84,489
                                      ==========   ==========   ==========   ==========
6.	Marketable Equity Securities

Marketable equity securities include the Company’s investments in equity securities, primarily Vodafone ADRs. These securities are classified as available-for-sale and stated at fair market value.

-22-
Information regarding the Company's marketable equity securities is summarized below.

                                                 September 30,  December 31,
                                                     2001           2000
                                                 ------------   ------------
                                                    (Dollars in thousands)
   Available-for-sale Equity Securities
   Aggregate Fair Value                          $    234,001   $    377,900
   Historical Cost                                    405,061        405,061
                                                 ------------   ------------
   Gross Unrealized Holding (Losses)                 (171,060)       (27,161)

   Tax Effect                                         (69,214)       (10,865)
                                                 ------------   ------------
   Net Unrealized Holding (Losses), net of tax   $   (101,846)  $    (16,296)
                                                 ============   ============
7.	Treasury Shares

In 2001, the Company paid $11.0 million for the repurchase of 190,000 of its Common Shares. These repurchases had been executed in 2000 and were included in Accounts Payable at year-end 2000. The Company repurchased 322,600 of its Common Shares in 2001 at an aggregate cost of $15.8 million of which $1.0 million is included in Accounts Payable at September 30, 2001. All of the shares repurchased were under previously approved programs.

In 2000, the Company authorized the repurchase of up to 4.2 million USM Common Shares through three separate 1.4 million share programs. The Company may use repurchased shares to fund acquisitions and for other corporate purposes.

The Company repurchased 3.5 million Common Shares in 2000 for $234.8 million. The Company had reissued 2.0 million Common Shares as of September 30, 2001, primarily to satisfy conversions of convertible debt securities.

8.	Extraordinary Item - Loss on Extinguishment of Debt

During 2001, the Company retired a total of $55.5 million face value ($24.2 million carrying value) of its Liquid Yield Option Notes (“LYONs”) for $30.8 million. The retirements resulted in an extraordinary loss of $6.9 million, $.08 per basic and diluted share.

During 2000, the Company repurchased $40.8 million face value of its LYONs in private transactions. Additionally, the Company satisfied $113.5 million face value of LYONs conversions by paying cash to the holders. In total, the Company paid $75.8 million for these repurchases and conversions of LYONs. A net $29.5 million loss, of $(.32) per diluted share, was recorded to account for the difference between the repurchase or conversion price and the carrying value.

There were no income tax benefits related to the extraordinary losses in either period due to the conversion feature associated with these LYONs.

-23-
9.	Recent Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets” in July 2001. Among other provisions of SFAS 141 and 142, the Financial Accounting Standards Board requires that all future business combinations be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interest method. For acquisitions completed after June 30, 2001, goodwill will not be amortized. In addition, effective January 1, 2002, previously recorded goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to impairment tests at least annually. Intangible assets with finite lives are required to be amortized over their estimated useful lives. Management is currently reviewing the final release of these statements to evaluate the impact on results of operations and financial position.

SFAS No. 143 “Accounting for Asset Retirement Obligations” was issued in June 2001 and will become effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Management is currently reviewing the final release of this statement to evaluate the impact on results of operations and financial position.

SFAS 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” was issued in October 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This SFAS replaces SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” but retains many of the fundamental provisions. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. Management is currently reviewing the final release of this statement to evaluate the impact on results of operations and financial position.

-24-

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit 11 - Statement regarding computation of per share earnings is included herein as footnote 2 to the financial statements.

Exhibit 12 - Statement regarding computation of ratios.

(b)	No reports on Form 8-K were filed during the quarter ended September 30, 2001.

-25-
SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date November 13, 2001	/s/ KENNETH R. MEYERS
Kenneth R. Meyers Executive Vice President-Finance and Treasurer (Chief Financial Officer)

Date November 13, 2001	/s/ JOHN T. QUILLE
John T. Quille Vice President and Controller (Principal Accounting Officer)

-26-