Form 10-K405
period 2001-12-31
UNITED STATES CELLULAR CORP
filed 2002-03-27
CIK 821130

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9712

UNITED STATES CELLULAR CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	62-1147325
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8410 West Bryn Mawr, Suite 700, Chicago, Illinois 60631
(Address of principal executive offices) (Zip code)

Registrant's Telephone Number: (773) 399-8900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $1 par value	American Stock Exchange
Liquid Yield Option Notes Due 2015	American Stock Exchange

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

Yes     X        No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        X

        As of February 28, 2002, the aggregate market value of registrant's Common Shares held by nonaffiliates was approximately $579.0 million (based upon the closing price of the Common Shares on February 28, 2002, of $38.80, as reported by the American Stock Exchange).

        The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2002, is 55,068,802 Common Shares, $1 par value, and 33,005,877 Series A Common Shares, $1 par value.

DOCUMENTS INCORPORATED BY REFERENCE

        Those sections or portions of the registrant's 2001 Annual Report to Shareholders and of the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held May 16, 2002, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Parts II and III of this report.

CROSS REFERENCE SHEET
AND
TABLE OF CONTENTS

		Page Number or Reference(1)
Item 1.	Business	3
Item 2.	Properties	30
Item 3.	Legal Proceedings	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	32	(2)
Item 6.	Selected Financial Data	32	(3)
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32	(4)
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	32	(4)
Item 8.	Financial Statements and Supplementary Data	32	(5)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	32
Item 10.	Directors and Executive Officers of the Registrant	33	(6)
Item 11.	Executive Compensation	33	(7)
Item 12.	Security Ownership of Certain Beneficial Owners and Management	33	(8)
Item 13.	Certain Relationships and Related Transactions	33	(9)
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	34

(1)
Parenthetical references are to information incorporated by reference from Exhibit 13, which includes portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2001 ("Annual Report") and from the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held on May 16, 2002 (the "Proxy Statement").

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

(9)
Proxy Statement section entitled "Certain Relationships and Related Transactions."

United States Cellular Corporation

8410 WEST BRYN MAWR        •        CHICAGO, ILLINOIS 60631
TELEPHONE (773) 399-8900

PART I

Item 1. Business

The Company

        United States Cellular Corporation (the "Company") provides wireless telephone service to 3,461,000 customers through wireless systems serving 142 majority-owned ("consolidated") Federal Communications Commission ("FCC") licensed areas, which represent approximately 17% of the geography and approximately 9% of the population of the United States. Since 1985, when the Company began providing cellular service in Knoxville, Tennessee and Tulsa, Oklahoma, the Company has expanded its wireless networks and customer service operations to cover eight market clusters in 25 states as of December 31, 2001. The cellular licenses that it manages cover a total population of more than one million in each cluster, and cover a total population of more than two million in four of such clusters. Overall, 92% of the Company's 27.4 million cellular population equivalents are in markets which are consolidated and 8% are in markets in which the Company holds an investment interest.

        In addition to the cellular licenses it owns, the Company also owns or has the right to acquire, through joint ventures ("JVs"), interests in personal communication service ("PCS") licenses in 28 Basic Trading Area ("BTA") markets. These interests represent 6.6 million population equivalents, 3.6 million of which are in markets which are adjacent to the Company's cellular markets and 3.0 million of which overlap the Company's cellular markets. The Company owns 100% of the interests in certain of these PCS markets, and will include the operations of these markets in its consolidated results. In the other PCS markets, the Company owns or has the right to acquire a limited partner interest in a JV, and will include the operations of these markets in its consolidated results because the Company is considered to have a controlling financial interest in these partnerships for financial reporting purposes.

        The Company is a limited partner in a JV which was a successful bidder for 17 PCS licenses in 13 markets in the January 2001 Federal Communications Commission ("FCC") spectrum auction. The JV has acquired five of such licenses in four markets, which are included in the PCS markets discussed in the preceding paragraph, and has deposits with the FCC for the remaining 12 licenses in nine markets. With respect to these remaining licenses, such licenses had been reauctioned by the FCC after defaults by winning bidders in a prior auction and were made subject by the FCC to the final outcome of certain legal proceedings initiated by the prior winning bidders. Due to the uncertainty surrounding the eventual ownership of these licenses, they are not included in the Company's ownership interests as of December 31, 2001.

        The Company believes that it is the eighth largest wireless company in the United States, based on internally prepared calculations of the aggregate number of customers in its consolidated markets compared to the number of customers disclosed by other wireless companies in their publicly released information. The Company's business development strategy is to operate controlling interests in cellular and PCS market licensees in areas adjacent to or in proximity to its other markets, thereby building clusters of operating markets. The Company anticipates that clustering will continue to provide the Company certain economies in its capital and operating costs. As the number of opportunities for outright acquisitions has decreased in recent years, and as the Company's clusters have grown, the Company's focus has shifted to include exchanges and divestitures of managed and investment interests which are considered less essential to the Company's clustering strategy.

        The following table summarizes the status of the Company's interests in wireless markets at December 31, 2001.

	Total	Cellular	PCS
Included in Consolidated Operations (1)	168	142	26
To Be Included in Consolidated Operations (2)	2	—	2

Total To Be Included in Consolidated Operations	170	142	28
Accounted for Using Equity Method (3)	28	28	—
Accounted for Using Cost Method (4)	6	6

Total Markets	204	176	28

(1)
The Company owns a controlling interest in each of the 142 cellular markets and 15 PCS markets. The Company owns a noncontrolling limited partner interest in 11 PCS markets, and includes the operations of these markets in its consolidated results because the Company is considered to have the controlling financial interest for financial reporting purposes.
(2)
The Company has agreements to acquire noncontrolling limited partner interests in two PCS markets, and will include the operations of these markets in its consolidated results at the date of acquisition because the Company will be considered to have the controlling financial interest for financial reporting purposes.
(3)
Represents cellular markets in which the Company owns a noncontrolling interest and which are accounted for using the equity method. The Company's investments in these markets are included in investment in unconsolidated entities on its balance sheet and its proportionate share of the net income of these markets is included in investment income on its income statement.
(4)
Represents cellular markets in which the Company owns a noncontrolling interest and which are accounted for using the cost method. The Company's investments in these markets are included in investment in unconsolidated entities on its balance sheet.

        Wireless systems in the Company's 142 majority-owned markets served 3,461,000 customers at December 31, 2001, and contained 2,925 cell sites. The average penetration rate in the Company's consolidated wireless markets was 13.48% at December 31, 2001, and the churn rate in all consolidated wireless markets averaged 1.9% per month for the twelve months ended December 31, 2001. Operational measures for the Company's consolidated PCS markets were not material for 2001.

        The Company was incorporated in Delaware in 1983. The Company's executive offices are located at 8410 West Bryn Mawr, Chicago, Illinois 60631. Its telephone number is 773-399-8900. The Common Shares of the Company are listed on the American Stock Exchange under the symbol "USM." The Company's Liquid Yield Option Notes ("LYONs") are also listed on the American Stock Exchange under the symbol "USM.B". The Company is a majority-owned subsidiary of Telephone and Data Systems, Inc. ("TDS"). TDS owns 82.2% of the combined total of the outstanding Common Shares and Series A Common Shares of the Company and controls 96.0% of the combined voting power of both classes of common stock.

        Unless the context indicates otherwise: (i) references to the "Company" refer to United States Cellular Corporation and its subsidiaries; (ii) references to "TDS" refer to Telephone and Data Systems, Inc. and its subsidiaries; (iii) references to "MSA" or to a particular city refer to the Metropolitan Statistical Area, as designated by the U.S. Office of Management and Budget and used by the FCC in designating metropolitan cellular market areas; (iv) references to "RSA" refer to the Rural Service Area, as used by the FCC in designating non-MSA cellular market areas; (v) references to "MTA" refer to Metropolitan Trading Areas, used by the FCC in dividing the United States into PCS market areas for licenses in Blocks A and B; (vi) references to "BTA" refer to Basic Trading Areas, used by the FCC in dividing the United States into PCS market areas for licenses in Blocks C through F; (vii) references to "PCS" refer to personal communication service; (viii) references to cellular, PCS or wireless "markets" or "systems" refer to MSAs, RSAs, MTAs, BTAs, or any combination thereof; and (ix) references to "population equivalents" mean the population of a market, based on 2001 Claritas estimates, multiplied by the percentage interests that the Company owns or has the right to acquire in an entity licensed or designated to receive a license ("licensee") from the FCC to operate a cellular or PCS system in such market.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR CAUTIONARY STATEMENT

        This Annual Report on Form 10-K, including exhibits, contains statements that are not based on historical fact, including the words "believes", "anticipates", "intends", "expects", and similar words. These statements constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following risks:

  •
  Increases in the level of competition in the markets in which the Company operates could adversely affect the Company's revenues or increase its costs to compete.

  •
  Advances or changes in telecommunications technology could render certain technologies used by the Company obsolete.

  •
  Changes in the telecommunications regulatory environment could adversely affect the Company's financial condition or results of operations.

  •
  Changes in the supply or demand of the market for wireless licenses, increased competition, adverse developments in the Company's business or the wireless industry and/or other factors could result in an impairment of the value of the Company's investment in licenses and/or goodwill, which may require the Company to write down the value of such assets.

  •
  Continued depressed market values, continued declines thereof or other events evidencing an impairment in the value of the Company's investments in available-for-sale marketable equity securities that are other than temporary may require the Company to write down the value of such securities.

  •
  Settlements, judgments, restraints on its current manner of doing business and/or legal costs resulting from pending and future litigation could have an adverse effect on the Company's financial condition, results of operations or ability to do business.

  •
  Costs, integration problems or other factors associated with acquisitions/divestitures of properties and or licenses could have an adverse effect on the Company's financial condition or results of operations,

  •
  Changes in growth in the number of wireless customers, average revenue per unit, penetration rates, churn rates, roaming rates and the mix of products and services offered in wireless markets could have an adverse effect on the Company's wireless business operations.

  •
  Changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to the Company, which could require the Company to reduce its construction, development and acquisition programs.

  •
  Changes in general economic and business conditions, both nationally and in the regions in which the Company operates, could have an adverse effect on the Company's business.

        The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.

Wireless Telephone Operations

        The Wireless Telephone Industry.    Wireless telephone technology provides high-quality, high-capacity communications services to hand-held portable and in-vehicle wireless telephones. Wireless telephone systems are designed for maximum mobility of the customer. Access is provided through system interconnections to local, regional, national and world-wide telecommunications networks. Wireless telephone systems also offer a full range of ancillary services such as conference calling, call-waiting, call-forwarding, voice mail, facsimile and data transmission; those systems which have digital radio capabilities offer additional features such as caller ID and short messaging services.

        Wireless telephone systems divide each service area into smaller geographic areas or "cells." Each cell is served by radio transmitters and receivers operating on discrete radio frequencies licensed by the FCC. All of the cells in a system are connected to a computer-controlled Mobile Telephone Switching Office ("MTSO"). The MTSO is connected to the conventional ("landline") telephone network and potentially other MTSOs. Each conversation on a wireless phone involves a transmission over a specific set of radio frequencies from the wireless phone to a transmitter/receiver at a cell site. The transmission is forwarded from the cell site to the MTSO and from there may be forwarded to the landline telephone network to complete the call. As the wireless telephone moves from one cell to another, the MTSO determines radio signal strength and transfers ("hands off") the call from one cell to the next. This hand-off is not noticeable to either party on the phone call.

        The FCC currently grants two licenses to provide cellular telephone service in each cellular market. Multiple licenses have been granted in each PCS market, and PCS markets (BTAs and MTAs) overlap with cellular markets. As a result, PCS license holders can and do compete with cellular license holders for customers. Competition for customers also includes competing communications technologies, such as:

  •
  conventional landline telephone,

  •
  Specialized Mobile Radio ("SMR") systems,

  •
  mobile satellite communications systems, and

  •
  radio paging.

        PCS has become available in nearly all areas of the United States, including substantially all of the Company's markets, and the Company expects other wireless operators to continue deployment of PCS in portions of all of the Company's clusters throughout 2002 and beyond. Additionally, technologies such as Enhanced Specialized Mobile Radio ("ESMR") and mobile satellite communication systems are proving to be competitive with cellular service in many of the Company's markets.

        The services available to wireless customers and the sources of revenue available to wireless system operators are similar to those provided by conventional landline telephone companies. Customers may be charged a separate fee for system access, airtime, long-distance calls and ancillary services. Wireless system operators also provide service to customers of other operators' wireless systems while the customers are temporarily located within the operators' service areas. Customers using service away from their home system are called "roamers." Roaming is available because technical standards require that analog wireless telephones be compatible in all market areas in the United States. Additionally, because the Company has deployed digital radio technologies in substantially all of its service areas, its customers with digital or dual-mode (both analog and digital capabilities) wireless telephones can roam in other companies' service areas which have a compatible digital technology in place. Likewise, the Company can provide roaming service to other companies' customers who have compatible digital wireless telephones, including PCS customers. In all cases, the system that provides the service to roamers will generate usage revenue, at rates that have been negotiated between the serving carrier and the customer's carrier.

        There have been a number of technical developments in the wireless industry since its inception. Currently, while most companies' MTSOs process information digitally, on certain cellular systems the radio transmission is on an analog basis. All PCS systems utilize digital radio transmission. Several years ago, certain digital transmission techniques were approved for implementation by the wireless industry. Time Division Multiple Access ("TDMA") technology was selected as one industry standard by the wireless industry and has been deployed by many wireless operators, including the Company's operations in approximately two-thirds of its markets. Another digital technology, Code Division Multiple Access ("CDMA"), is also being deployed by the

Company in its remaining markets. In December 2001, the Company announced its plans to deploy CDMA 1XRTT technology throughout all of its markets, over a three-year period ending in 2004.

        Digital radio technology offers several advantages, including greater privacy, less transmission noise, greater system capacity and potentially lower incremental costs to accommodate additional system usage. The conversion from analog to digital radio technology is continuing on an industry-wide basis; however, this process is expected to continue for a few more years. Cellular and PCS operators have deployed TDMA, CDMA and a third digital technology, Global System for Mobile Communication ("GSM"), in the markets where they have begun operations.

        The Company's Operations.    From its inception in 1983 until 1993, the Company was principally in a start-up phase. Until 1993, the Company's activities had been concentrated significantly on the acquisition of interests in cellular licensees and on the construction and initial operation of wireless systems. The development of a wireless system is capital-intensive and requires substantial investment prior to and subsequent to initial operation. The Company experienced operating losses and net losses from its inception until 1993. In the years since 1993, the Company has significantly increased its operating cash flows and produced net income. Management anticipates further growth in wireless units in service and revenues as the Company continues to expand through internal growth and as the PCS licenses acquired in 2001 become fully integrated into the Company's operations. Expenses associated with this expansion may reduce the rate of growth in operating cash flows and operating income during the period of additional growth. In addition, the Company anticipates that the seasonality of revenue streams and operating expenses may cause the Company's operating cash flows and operating income to vary from quarter to quarter.

        While the Company has produced operating income and net income since 1993, changes in any of several factors may reduce the Company's growth in operating income and net income over the next few years. These factors include:

  •
  the growth rate in the Company's customer base;

  •
  the usage and pricing of wireless services;

  •
  the cost to begin operations in new licensed areas;

  •
  the churn rate;

  •
  the cost of providing wireless services, including the cost of attracting and retaining customers;

  •
  continued competition from other wireless licensees and other telecommunication technologies; and

  •
  continuing technological advances which may provide additional competitive alternatives to wireless service.

        The Company is building a substantial presence in selected geographic areas throughout the United States where it can efficiently integrate and manage wireless telephone systems. Its wireless interests include eight regional market clusters. See "The Company's Wireless Interests."

        The Company has acquired its wireless interests through the wireline application process for MSAs and RSAs, including settlements and exchanges with other applicants, and through acquisitions, including acquisitions from TDS and third parties.

Wireless Systems Development

        Acquisitions, Divestitures and Exchanges.    The Company assesses its wireless holdings on an ongoing basis in order to maximize the benefits derived from clustering its markets. The Company also reviews attractive opportunities for the acquisition of additional wireless spectrum. Over the past few years, the Company has completed exchanges of minority interests or controlling interests in its less strategic markets for controlling interests in markets which better complement its clusters. The Company has also completed outright sales of other less strategic markets, and has purchased controlling interests in markets which enhance its clusters. In 2001, the Company began acquiring interests in PCS markets. These markets are either adjacent to the Company's current operations, thus expanding its current clusters, or are in territories in which the Company currently operates, and will add spectrum capacity to those operations. Prior to 2001, the Company had not substantially increased its population equivalents during the past five years, but had shifted the balance of its holdings between investment and operating interests. As a result of its acquisition activities, currently 90% of the Company's interests are in markets where it is the operator or expects to manage.

        The Company may continue to make opportunistic acquisitions or exchanges in markets that further strengthen its market clusters and in other attractive markets. The Company also seeks to acquire minority interests in markets where it already owns the majority interest and/or operates the market. There can be no assurance that the Company, or TDS for the benefit of the Company, will be able to negotiate additional acquisitions or exchanges on terms acceptable to it or that regulatory approvals, where required, will be received. The Company plans to retain minority interests in certain wireless markets which it believes will earn a favorable return on investment. Other minority interests may be exchanged for interests in markets which enhance the Company's market clusters or may be sold for cash or other consideration. The Company also continues to evaluate the disposition of certain controlling interests which are not essential to its corporate development strategy.

        Completed Acquisitions.    During 2001, the Company, on its own behalf and through JVs, acquired majority interests in licenses in one cellular market and 26 PCS markets, representing a total population of 6.8 million, for $182.3 million. The Company's proportionate ownership of the total population of 6.8 million represents 5.9 million population equivalents. Of these population equivalents, 3.0 million are in areas adjacent to the Company's current operations and the remaining 2.9 million are in areas that overlap the Company's current operations. The interests the Company acquired through JVs are 100% owned by the JVs. Of the PCS interests acquired, interests representing a total population of 4.7 million are in 10 megahertz ("MHz") licenses, and the remaining interests are in 15 MHz - 30 MHz licenses.

        Pending Acquisitions.    As of December 31, 2001, the Company had entered into agreements, through JVs, to acquire interests in PCS licenses in three markets. These interests, all in 10 MHz licenses, represent a total population of 911,000 and will be acquired in exchange for $18 million. Two of the three markets are adjacent to those in which the Company already provides cellular service, and the Company currently owns a PCS license in the third market through a JV. The Company's proportionate ownership of the total population of 911,000 represents 644,000 population equivalents, all of which are in areas adjacent to the Company's current operations. The Company expects each of the pending transactions to be completed during the first half of 2002.

        The Company is a limited partner in a JV that was a successful bidder for 17 licenses in 13 markets, representing a total population of 6.9 million, in the January 2001 FCC spectrum auction. The cost for the 17 licenses totaled $283.9 million. Although legally the general partner controls the JV, the Company has included the JV in its consolidated financial statements because the Company is considered to have the controlling financial interest for financial reporting purposes. The JV has acquired five of such licenses in four markets for a total of $4.1 million and has deposits with the FCC totaling $56.1 million for the remaining licenses (classified as a current asset at December 31, 2001). Subject to the final outcome of the proceedings discussed below, the JV's portion of the funding could possibly aggregate up to an additional $223.7 million to fund the acquisition of the remaining licenses. In addition, the Company has agreed to loan the general partner up to $20 million that could be used by the general partner to fund its investment in the licenses.

        With respect to the remaining 12 licenses in nine markets, such licenses had been reauctioned by the FCC after defaults by winning bidders in a prior auction and were made subject by the FCC to the final outcome of certain legal proceedings initiated by the prior winning bidders. Following the reauction, one of the prior winning bidders obtained a court ruling that the FCC's actions were illegal. In an effort to resolve this matter, on November 15, 2001, the JV and other bidders in the reauction entered into a settlement agreement with the prior winning bidder and the FCC. However, the settlement agreement terminated due to the failure to satisfy a condition to obtain certain Congressional action by December 31, 2001. The U.S. Supreme Court has agreed to review this matter. In the event the prior winning bidder is successful in this litigation, the JV would receive a refund of its deposit of $56.1 million made to the FCC for such 12 licenses. The JV's financial requirements would then be limited to the five licenses in four markets that it acquired in 2001. If the FCC is successful in this litigation or the matter is otherwise resolved in a manner that will permit the JV to acquire the remaining licenses, the JV would likely be required to pay to the FCC the balance of the auction price for such licenses. The JV would then have significant financial requirements to build out such markets. The exact nature of the Company's financial commitment going forward will be determined as the JV develops its long-term business and financing plans.

        The Company maintains shelf registration of its Common Shares and Preferred Stock under the Securities Act of 1933 for issuance specifically in connection with acquisitions.

Wireless Interests and Clusters

        The Company operates clusters of adjacent wireless systems in almost all of its markets, enabling its customers to benefit from larger local service areas than otherwise possible. Customers may make outgoing calls and receive incoming calls within this area without special roaming arrangements. In addition to benefits to customers, clustering also has provided to the Company certain economies in its capital and operating costs. These economies are made possible through increased sharing of facilities, personnel and other costs and have enabled the Company to maintain a relatively low per customer cost of service. The extent to which the Company benefits from these revenue enhancements and economies of operation is dependent on market conditions, population size of each cluster and network engineering considerations.

        The Company may continue to make opportunistic acquisitions and exchanges which will complement its established market clusters. From time to time, the Company may also consider exchanging or selling its interests in markets which do not fit well with its long-term strategies.

        The Company owned interests in wireless telephone systems in 176 cellular markets and 26 PCS markets at December 31, 2001, representing 30.4 million incremental population equivalents (i.e., population equivalents based on interests in cellular and PCS markets which do not overlap with each other). Including the PCS interests to be purchased during 2002, the Company owned or had the right to acquire 176 cellular markets and 28 PCS markets, representing 31.0 million incremental population equivalents, at December 31, 2001. The following table summarizes the changes in the Company's incremental population equivalents in recent years.

	December 31,
	2001	2000	1999	1998	1997
	(Thousands of population equivalents) (1)
Included in Consolidated Operations (2)
Cellular	25,292	24,882	24,922	24,659	23,833
PCS	2,985	—	—	—	—
To Be Included in Consolidated Operations (3)
Cellular	—	127	—	—	—
PCS	644	—	—	—	—

Total Markets To Be Included in Consolidated Operations
Cellular	25,292	25,009	24,922	24,659	23,833
PCS	3,629	—	—	—	—
Accounted for Using Equity Method (cellular only) (4)	2,053	2,324	2,310	2,568	2,617
Accounted for Using Cost Method (cellular only) (5)	75	44	44	45	46

Total
Cellular	27,420	27,377	27,276	27,272	26,496
PCS	3,629	—	—	—	—

(1)
Based on 2001 Claritas estimates for all years.

(2)
Includes incremental population equivalents in markets in which the Company owns a controlling interest at the end of each respective year, and in 2001 also includes incremental population equivalents in PCS markets in which the Company owns a noncontrolling limited partner interest but the Company is considered to have the controlling financial interest for financial reporting purposes.

(3)
In 2001, includes incremental population equivalents in markets in which the Company has the right to acquire noncontrolling limited partner interests in PCS markets in which the Company will be considered to have the controlling financial interest for financial reporting purposes. In 2000, includes population equivalents in a market in which the Company had the right, pursuant to agreements pending at the end of the year, to acquire a controlling interest.

(4)
Includes population equivalents in markets in which the Company owns noncontrolling interests at the end of each respective year, and which are accounted for using the equity method.

(5)
Includes population equivalents in markets in which the Company owns noncontrolling interests at the end of each respective year, and which are accounted for using the cost method.

        The following section details the Company's wireless interests, including those it owned or had the right to acquire as of December 31, 2001. The table presented therein lists clusters of markets that the Company manages. It also shows PCS markets that could potentially become part of the Company's clusters through management agreements with JV partners. The Company's market clusters show the areas in which the Company is currently focusing its development efforts. These clusters have been devised with a long-term goal of allowing delivery of wireless service to areas of economic interest and along corridors of economic activity. The number of population equivalents represented by the Company's wireless interests may have no direct relationship to the number of potential wireless customers or the revenues that may be realized from the operation of the related wireless systems.

THE COMPANY'S WIRELESS INTERESTS

        The table below sets forth certain information with respect to the interests in wireless markets which the Company owned or had the right to acquire pursuant to definitive agreements as of December 31, 2001.

Cluster/Market	2001 Population (1)	Current Percentage Interest	Percentage Change Pursuant To Definitive Agreements (2)	Total	Total Current and Acquirable Population Equivalents (1)	Incremental Current and Acquirable Population Equivalents (1)
Markets Currently Managed or Which May Be Managed by the Company:
MIDWEST REGIONAL MARKET CLUSTER:
Cellular Markets With Current Operations:
Wisconsin:
Milwaukee, WI	1,507,000	100.00%		100.00%	1,507,000	1,507,000
Columbia (WI 9)	408,000	100.00		100.00	408,000	408,000
Madison, WI	431,000	92.50		92.50	399,000	399,000
Appleton, WI	362,000	100.00		100.00	362,000	362,000
Wood (WI 7)	298,000	100.00		100.00	298,000	298,000
Vernon (WI 8)	242,000	100.00		100.00	242,000	242,000
Green Bay, WI	229,000	100.00		100.00	229,000	229,000
Racine, WI	190,000	92.15		92.15	175,000	175,000
Janesville-Beloit, WI	153,000	100.00		100.00	153,000	153,000
Kenosha, WI	151,000	99.32		99.32	150,000	150,000
Door (WI 10)	131,000	100.00		100.00	131,000	131,000
Sheboygan, WI	113,000	100.00		100.00	113,000	113,000
La Crosse, WI	108,000	95.11		95.11	103,000	103,000
Trempealeau (WI 6) (3)	88,000	100.00		100.00	88,000	88,000
Pierce (WI 5) (3)	14,000	100.00		100.00	14,000	14,000

	4,425,000				4,372,000	4,372,000

Iowa:
Des Moines, IA	461,000	100.00		100.00	461,000	461,000
Davenport, IA-IL	360,000	97.37		97.37	350,000	350,000
Humboldt (IA 10)	188,000	100.00		100.00	188,000	188,000
Cedar Rapids, IA	193,000	96.43		96.43	187,000	187,000
Iowa (IA 6)	159,000	100.00		100.00	159,000	159,000
Muscatine (IA 4)	155,000	100.00		100.00	155,000	155,000
Waterloo-Cedar Falls, IA	152,000	93.03		93.03	141,000	141,000
Hardin (IA 11)	114,000	100.00		100.00	114,000	114,000
Iowa City, IA	113,000	100.00		100.00	113,000	113,000
Jackson (IA 5)	109,000	100.00		100.00	109,000	109,000
Kossuth (IA 14)	106,000	100.00		100.00	106,000	106,000
Lyon (IA 16)	103,000	100.00		100.00	103,000	103,000
Dubuque, IA	89,000	95.51		95.51	85,000	85,000
Mitchell (IA 13)	66,000	100.00		100.00	66,000	66,000
Mills (IA 1)	63,000	100.00		100.00	63,000	63,000
Audubon (IA 7)	55,000	100.00		100.00	55,000	55,000
Union (IA 2)	52,000	100.00		100.00	52,000	52,000
Monroe (IA 3)	90,000	49.00		49.00	44,000	44,000
Winneshiek (IA 12)	116,000	24.50		24.50	28,000	28,000
Ida (IA 9) *	62,000	16.67		16.67	10,000	10,000

	2,806,000				2,589,000	2,589,000

Illinois/Indiana:
Peoria, IL	348,000	100.00		100.00	348,000	348,000
Jo Daviess (IL 1)	329,000	100.00		100.00	329,000	329,000
Rockford, IL	323,000	100.00		100.00	323,000	323,000

Adams (IL 4) * (3)	215,000	100.00%		100.00%	215,000	215,000
Mercer (IL 3)	199,000	100.00		100.00	199,000	199,000
Miami (IN 4) *	187,000	85.71		85.71	160,000	160,000
Warren (IN 5) *	128,000	33.33		33.33	43,000	43,000
Alton, IL *	22,000	100.00		100.00	22,000	22,000

	1,751,000				1,639,000	1,639,000

Missouri:
Moniteau (MO 11)	159,000	100.00		100.00	159,000	159,000
Columbia, MO *	137,000	100.00		100.00	137,000	137,000
Stone (MO 15)	131,000	100.00		100.00	131,000	131,000
Laclede (MO 16)	106,000	100.00		100.00	106,000	106,000
Washington (MO 13)	98,000	100.00		100.00	98,000	98,000
Callaway (MO 6) *	92,000	100.00		100.00	92,000	92,000
Schuyler (MO 3)	57,000	100.00		100.00	57,000	57,000
Shannon (MO 17)	56,000	100.00		100.00	56,000	56,000
Linn (MO 5) (3)	56,000	100.00		100.00	56,000	56,000
Harrison (MO 2) (3)	13,000	100.00		100.00	13,000	13,000

	905,000				905,000	905,000

PCS BTA Markets With Current Operations:
Bloomington, IL 10MHz F Block (4)	—	85.00		85.00	—	—
Champaign-Urbana, IL 10MHz F Block (4)	—	85.00		85.00	—	—
Decatur-Effingham, IL 10MHz F Block (4)	—	85.00		85.00	—	—
Springfield, IL 10MHz F Block (4)	—	85.00		85.00	—	—

	—				—	—

PCS BTA Markets Which Have No Current Operations:
Bloomington, IL 10MHz E Block	240,000	100.00		100.00	240,000	240,000
Burlington, IA-IL-MO 10MHz E Block	136,000	100.00		100.00	136,000	—
Champaign-Urbana, IL 10MHz E Block	231,000	100.00		100.00	231,000	231,000
Clinton, IA-IL 10MHz E Block	148,000	100.00		100.00	148,000	—
Danville, IL-IN 15MHz C Block (4)	111,000	85.00		85.00	94,000	72,000
Davenport, IA-IL 10MHz E Block	431,000	100.00		100.00	431,000	—
Decatur-Effingham, IL 10MHz E Block	249,000	100.00		100.00	249,000	249,000
Des Moines, IA 10MHz D Block	810,000	100.00		100.00	810,000	—
Galesburg, IL 30MHz C Block (4)	75,000	85.00		85.00	63,000	—
Iowa City, IA 10MHz E Block	134,000	100.00		100.00	134,000	—
Jacksonville, IL 10MHz F Block (4)	71,000	85.00		85.00	60,000	—
LaSalle-Peru-Ottawa-Streator, IL 10MHz C Block (4)	153,000	85.00		85.00	130,000	130,000
LaSalle-Peru-Ottawa-Streator, IL 10MHz F Block (4)	—		85.00%	85.00	—	—
Madison, WI 10MHz F Block (5)	689,000	19.90		19.90	137,000	—
Mattoon, IL 10MHz E Block	65,000	100.00		100.00	65,000	65,000
Mattoon, IL 10MHz F Block (4)	—	85.00		85.00	—	—
Omaha, NE-IA 10MHz E Block	999,000	100.00		100.00	999,000	947,000
Ottumwa, IA 10MHz E Block	124,000	100.00		100.00	124,000	—
Peoria, IL 10MHz E Block	463,000	100.00		100.00	463,000	115,000

Peoria, IL 10MHz C Block (4)	—	85.00%		85.00%	—	—
Rochester, MN 10MHz F Block (4)	258,000		85.00%	85.00	219,000	219,000
Rockford, IL 10MHz E Block	460,000	100.00		100.00	460,000	—
St. Joseph, MO-KS 10MHz E Block	197,000	100.00		100.00	197,000	197,000
Sedalia, MO 10MHz C Block (4)	94,000	85.00		85.00	79,000	63,000
Springfield, IL 10MHz E Block	268,000	100.00		100.00	268,000	268,000

	6,406,000				5,737,000	2,796,000

TOTAL MIDWEST REGIONAL MARKET CLUSTER	16,293,000				15,242,000	12,301,000

MID-ATLANTIC REGIONAL MARKET CLUSTER:
Cellular Markets With Current Operations:
Eastern North Carolina/South Carolina:
Harnett (NC 10)	332,000	100.00		100.00	332,000	332,000
Rockingham (NC 7)	313,000	100.00		100.00	313,000	313,000
Northampton (NC 8)	298,000	100.00		100.00	298,000	298,000
Greenville (NC 14)	261,000	100.00		100.00	261,000	261,000
Greene (NC 13)	255,000	100.00		100.00	255,000	255,000
Hoke (NC 11)	247,000	100.00		100.00	247,000	247,000
Wilmington, NC	238,000	98.83		98.83	235,000	235,000
Chesterfield (SC 4)	224,000	100.00		100.00	224,000	224,000
Chatham (NC 6)	175,000	100.00		100.00	175,000	175,000
Jacksonville, NC	151,000	97.57		97.57	147,000	147,000
Sampson (NC 12)	153,000	100.00		100.00	153,000	153,000
Camden (NC 9)	121,000	100.00		100.00	121,000	121,000

	2,768,000				2,761,000	2,761,000

Virginia/North Carolina:
Roanoke, VA	242,000	100.00		100.00	242,000	242,000
Giles (VA 3)	215,000	100.00		100.00	215,000	215,000
Bedford (VA 4)	189,000	100.00		100.00	189,000	189,000
Ashe (NC 3)	173,000	100.00		100.00	173,000	173,000
Lynchburg, VA	162,000	100.00		100.00	162,000	162,000
Charlottesville, VA	163,000	95.37		95.37	155,000	155,000
Buckingham (VA 7)	95,000	100.00		100.00	95,000	95,000
Tazewell (VA 2) (3)	86,000	100.00		100.00	86,000	86,000
Bath (VA 5)	63,000	100.00		100.00	63,000	63,000

	1,388,000				1,380,000	1,380,000

West Virginia/Maryland/Pennsylvania/Ohio:
Monongalia (WV 3) *	269,000	100.00		100.00	269,000	269,000
Raleigh (WV 7) *	252,000	100.00		100.00	252,000	252,000
Grant (WV 4) *	188,000	100.00		100.00	188,000	188,000
Tucker (WV 5) *	130,000	100.00		100.00	130,000	130,000
Hagerstown, MD *	133,000	100.00		100.00	133,000	133,000
Ross (OH 9) *	245,000	49.00		49.00	120,000	120,000
Cumberland, MD *	102,000	100.00		100.00	102,000	102,000
Bedford (PA 10) * (3)	50,000	100.00		100.00	50,000	50,000
Garrett (MD 1) *	30,000	100.00		100.00	30,000	30,000

	1,399,000				1,274,000	1,274,000

PCS BTA Markets Which Have No Current Operations:
Salisbury, MD 20MHz C Block (4)	188,000	85.00%		85.00%	160,000	160,000

TOTAL MID-ATLANTIC REGIONAL MARKET CLUSTER	5,743,000				5,575,000	5,575,000

NORTHWEST REGIONAL MARKET CLUSTER:
Cellular Markets With Current Operations:
Washington/Oregon/Idaho:
Clark (ID 6)	305,000	100.00		100.00	305,000	305,000
Yakima, WA *	225,000	87.81		87.81	198,000	198,000
Richland-Kennewick-Pasco, WA *	195,000	100.00		100.00	195,000	195,000
Pacific (WA 6) *	188,000	100.00		100.00	188,000	188,000
Butte (ID 5) (6)	174,000	100.00		100.00	174,000	174,000
Umatilla (OR 3) *	160,000	100.00		100.00	160,000	160,000
Okanogan (WA 4)	118,000	100.00		100.00	118,000	118,000
Hood River (OR 2) *	81,000	100.00		100.00	81,000	81,000
Kittitas (WA 5) * (3)	78,000	98.24		98.24	76,000	76,000
Skamania (WA 7) *	29,000	100.00		100.00	29,000	29,000

	1,553,000				1,524,000	1,524,000

Oregon/California:
Coos (OR 5)	262,000	100.00		100.00	262,000	262,000
Crook (OR 6) *	217,000	100.00		100.00	217,000	217,000
Del Norte (CA 1)	212,000	100.00		100.00	212,000	212,000
Medford, OR *	184,000	100.00		100.00	184,000	184,000
Mendocino (CA 9)	146,000	100.00		100.00	146,000	146,000
Modoc (CA 2)	65,000	100.00		100.00	65,000	65,000

	1,086,000				1,086,000	1,086,000

TOTAL NORTHWEST REGIONAL MARKET CLUSTER	2,639,000				2,610,000	2,610,000

FLORIDA/GEORGIA MARKET CLUSTER:
Cellular Markets With Current Operations:
Fort Pierce, FL *	325,000	100.00		100.00	325,000	325,000
Tallahassee, FL	312,000	100.00		100.00	312,000	312,000
Worth (GA 14)	271,000	100.00		100.00	271,000	271,000
Gainesville, FL	247,000	100.00		100.00	247,000	247,000
Toombs (GA 11)	164,000	100.00		100.00	164,000	164,000
Walton (FL 10)	129,000	100.00		100.00	129,000	129,000
Harrison (FL 7) (6)	127,000	100.00		100.00	127,000	127,000
Putnam (FL 5) (3)	71,000	100.00		100.00	71,000	71,000
Dixie (FL 6)	64,000	100.00		100.00	64,000	64,000
Jefferson (FL 8) (3)	51,000	100.00		100.00	51,000	51,000
Calhoun (FL 9)	45,000	100.00		100.00	45,000	45,000

	1,806,000				1,806,000	1,806,000

PCS BTA Markets Which Have No Current Operations:
Daytona Beach, FL 10MHz C Block (4)	500,000		85.00%	85.00	425,000	425,000

TOTAL FLORIDA/GEORGIA MARKET CLUSTER	2,306,000				2,231,000	2,231,000

TEXAS/OKLAHOMA/MISSOURI/KANSAS REGIONAL MARKET CLUSTER:
Oklahoma/Missouri/Texas/Kansas:
Tulsa, OK *	849,000	55.06%	55.06%	468,000	468,000
Garvin (OK 9)	211,000	100.00	100.00	211,000	211,000
Joplin, MO *	159,000	100.00	100.00	159,000	159,000
Seminole (OK 6)	224,000	55.06	55.06	123,000	123,000
Elk (KS 15) *	155,000	75.00	75.00	116,000	116,000
Wichita Falls, TX *	143,000	78.46	78.46	113,000	113,000
Lawton, OK *	115,000	78.46	78.46	90,000	90,000
Haskell (OK 10)	84,000	100.00	100.00	84,000	84,000
Jackson (OK 8) *	94,000	78.46	78.46	74,000	74,000
Nowata (OK 4) * (3)	108,000	55.06	55.06	60,000	60,000
Hardeman (TX 5) * (3)	38,000	78.46	78.46	30,000	30,000
Briscoe (TX 4) * (3)	13,000	78.46	78.46	10,000	10,000
Beckham (OK 7) * (3)	9,000	78.46	78.46	7,000	7,000

	2,202,000			1,545,000	1,545,000

PCS BTA Markets With Current Operations:
Ponca City, OK 30MHz C Block (5)	48,000	77.70	77.70	37,000	37,000

PCS BTA Markets Which Have No Current Operations:
Enid, OK 10MHz C Block (4)	86,000	85.00	85.00	73,000	73,000
Stillwater, OK 10MHz F Block (5)	80,000	77.70	77.70	62,000	62,000

	166,000			135,000	135,000

TOTAL TEXAS/OKLAHOMA/MISSOURI/KANSAS REGIONAL MARKET CLUSTER	2,416,000			1,717,000	1,717,000

MAINE/NEW HAMPSHIRE/VERMONT MARKET CLUSTER:
Manchester-Nashua, NH	384,000	94.10	94.10	362,000	362,000
Carroll (NH 2)	239,000	100.00	100.00	239,000	239,000
Coos (NH 1) *	230,000	100.00	100.00	230,000	230,000
Kennebec (ME 3)	227,000	100.00	100.00	227,000	227,000
Somerset (ME 2)	142,000	100.00	100.00	142,000	142,000
Bangor, ME	145,000	91.88	91.88	133,000	133,000
Addison (VT 2) * (3)	110,000	100.00	100.00	110,000	110,000
Lewiston-Auburn, ME	104,000	83.63	83.63	87,000	87,000
Washington (ME 4) *	86,000	100.00	100.00	86,000	86,000
Oxford (ME 1)	84,000	100.00	100.00	84,000	84,000

TOTAL MAINE/NEW HAMPSHIRE/VERMONT MARKET CLUSTER	1,751,000			1,700,000	1,700,000

EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET CLUSTER:
Knoxville, TN *	583,000	96.03	96.03	560,000	560,000
Asheville, NC *	229,000	100.00	100.00	229,000	229,000
Henderson (NC 4) * (3)	215,000	100.00	100.00	215,000	215,000
Bledsoe (TN 7) * (3)	168,000	96.03	96.03	161,000	161,000
Hamblen (TN 4) * (3)	148,000	100.00	100.00	148,000	148,000
Yancey (NC 2) * (3)	34,000	100.00	100.00	34,000	34,000

	1,377,000			1,347,000	1,347,000

PCS BTA Markets Which Have No Current Operations:
Cleveland, TN 10MHz C Block (4)	105,000	85.00%	85.00%	89,000	76,000

TOTAL EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET CLUSTER	1,482,000			1,436,000	1,423,000

SOUTHERN TEXAS MARKET CLUSTER:
Corpus Christi, TX	383,000	100.00	100.00	383,000	383,000
Atascosa (TX 19) (6)	269,000	100.00	100.00	269,000	269,000
Edwards (TX 18)	231,000	100.00	100.00	231,000	231,000
Laredo, TX	198,000	100.00	100.00	198,000	198,000
Wilson (TX 20)	160,000	100.00	100.00	160,000	160,000
Victoria, TX	85,000	100.00	100.00	85,000	85,000

TOTAL SOUTHERN TEXAS MARKET CLUSTER	1,326,000			1,326,000	1,326,000

Other Markets:
Jefferson (NY 1) * (7)	251,000	60.00	60.00	151,000	151,000
Franklin (NY 2) * (7)	231,000	57.14	57.14	132,000	132,000

	482,000			283,000	283,000

Total Managed Markets	34,438,000			32,120,000	29,166,000

Markets Managed by Others:
Los Angeles/Oxnard, CA *	16,522,000	5.50	5.50	909,000	909,000
Oklahoma City, OK *	1,059,000	14.60	14.60	155,000	155,000
Rochester, MN/Chippewa (MN 7)/Lac Qui Parle (MN 8)/Pipestone (MN 9)/Le Sueur (MN 10)/Goodhue (MN 11) *	957,000	15.74	15.74	152,000	152,000
Raleigh-Durham/Fayetteville/Burlington, NC *	1,427,000	7.98	7.98	114,000	114,000
Cherokee (NC 1) *	203,000	50.00	50.00	101,000	101,000
Other (Fewer than 100,000 population equivalents each)				452,000	452,000

Total Population Equivalents of Markets Managed by Others				1,883,000	1,883,000

Total Population Equivalents				34,003,000	31,049,000

*
Designates wireline cellular market.

(1)
"2001 Population" represents the total population of the licensed area in which the Company has an interest, based on 2001 Claritas estimates. "Total Current and Acquirable Population Equivalents" represents the Company's proportionate share of the population in the "2001 Population" column, based on the percentage in the "Total" column. In PCS markets, '2001 Population' for the second listing of the same market is shown as zero. Also in PCS markets, "Incremental Current and Acquirable Population Equivalents" represents the population equivalents related to the portion of the licensed PCS areas owned or to be acquired that is not already served by a cellular market in which the Company owns an interest and manages.

(2)
Interests under these agreements are expected to be acquired at the time specified therein, following the satisfaction of customary closing conditions.

(3)
These markets have been partitioned into more than one licensed area. The 2001 population, percentage ownership and number of population equivalents shown are for the licensed areas within the markets in which the Company owns an interest.

(4)
The Company's interests in these markets have been acquired or are expected to be acquired through JV agreements with third parties. The Company owns limited partnership interests in these JVs, which are controlled by the third parties, who own general partner interests. The general partner in each JV has sole authority to select the manager of these markets.

(5)
The Company's interests in these markets have been acquired through JV agreements with third parties. The Company owns limited partnership interests in these JVs, which are controlled by the third parties, who own the general partner interests. The Company will manage the operations of these markets through management agreements with the general partners.

(6)
These markets include territory and population equivalents of fill-in areas which were annexed from adjacent MSAs or RSAs.

(7)
The Company owns controlling interests in these markets, but the markets are managed by a third party pursuant to a management agreement.

System Design and Construction

        The Company designs and constructs its systems in a manner it believes will permit it to provide high-quality service to substantially all types of wireless telephones, based on market and engineering studies which relate to specific markets. Engineering studies are performed by Company personnel or independent engineering firms. The Company's switching equipment is digital, which reduces noise and crosstalk and is capable of interconnecting in a manner which reduces costs of operation. Both analog and digital radio transmissions are made between cell sites and the wireless telephones. At this time, however, approximately 75% of this traffic utilizes digital radio transmissions. Network reliability is given careful consideration and extensive redundancy is employed in virtually all aspects of the Company's network design. Route diversity, ring topology and extensive use of emergency standby power are also utilized to enhance network reliability and minimize service disruption from any particular network failure.

        In accordance with its strategy of building and strengthening market clusters, the Company has selected high capacity digital wireless switching systems that are capable of serving multiple markets through a single MTSO. The Company's wireless systems are designed to facilitate the installation of equipment which will permit microwave interconnection between the MTSO and the cell site. The Company has implemented such microwave interconnection in many of the wireless systems it operates. Otherwise, the Company's systems will rely upon landline telephone connections to link cell sites with the MTSO. Although the installation of microwave network interconnection equipment requires a greater initial capital investment, a microwave network enables a system operator to avoid the current and future charges associated with leasing telephone lines from the landline telephone company, while generally improving system reliability. In addition, microwave facilities can be used to connect separate wireless systems to allow shared switching, which reduces the aggregate cost of the equipment necessary to operate multiple systems. Microwave facilities can also be used to carry long-distance calls, which reduces the costs of interconnecting to the landline network.

        The Company has continued to expand its Wide Area Network ("WAN") to accommodate various business functions, including:

  •
  order processing

  •
  over the air provisioning

  •
  automatic call delivery

  •
  intersystem handoff

  •
  credit validation

  •
  fraud prevention

  •
  call data record collection

  •
  network management

  •
  long-distance traffic and

  •
  interconnectivity of all of the Company's MTSOs and cell sites.

        In addition, the WAN accommodates virtually all internal data communications between various Company office locations and the Company's retail locations to process customer activations. The WAN is deployed in the Company's regional customer service centers ("Customer Care Centers") for all customer service functions using the Company's new billing and information system.

        Management believes that currently available technologies will allow sufficient capacity on the Company's networks to meet anticipated demand over the next few years.

Costs of System Construction and Financing

        Construction of wireless systems is capital-intensive, requiring substantial investment for land and improvements, buildings, towers, MTSOs, cell site equipment, microwave equipment, engineering and installation. The Company, consistent with FCC control requirements, uses primarily its own personnel to engineer and oversee construction of each wireless system it owns and operates.

        The costs (exclusive of license costs) of the systems in which the Company owns an interest have historically been financed through capital contributions or through certain vendor financing. In recent years, these funding requirements have been met with cash generated by operations, proceeds from debt and equity offerings and proceeds from the sales of cellular interests.

Marketing

        The Company's marketing plan is centered around rapid penetration of its market clusters, increasing customer awareness of wireless service and reducing churn. The Company achieves increasing customer awareness through the use of traditional media such as TV, radio, and print advertising. Recently, the Company has increased its use of other media such as the Internet, direct marketing and telemarketing. The Company has achieved rapid penetration of its markets through a combination of promotional advertising and broad distribution. The Company supports a multi-channel distribution program, including direct sales, agents and retail service centers in the vast majority of its markets, plus the Internet and telesales for customers who wish to contact the Company through those media. The company maintains a relatively low customer churn by executing a vision centered around customer satisfaction, development of processes that are more customer-friendly, better training of frontline sales and support associates and the implementation of retention, churn modeling, and loyalty programs. The marketing plan stresses the value of the Company's service offerings and incorporates combinations of rate plans and wireless telephone equipment which are designed to meet the needs of defined customer segments and their usage patterns.

        Company-owned and managed locations are designed to market wireless service to the consumer and small business segments in a familiar setting. In late 2000, the Company expanded its e-commerce site to enable customers to purchase an expanded line of accessories online. The Company anticipates that as customers become more comfortable with e-commerce, the Internet will become more of a robust marketing channel for sales of rate plans as well as accessories. To that end, the Company continually modifies its Web site based on input from its customers. Traffic on its Web site is continually increasing as customers use the site for gathering information, purchasing handsets and accessories, signing up for service and finding the locations of its stores and agents.

        The Company believes that success is dependent on having operations decisions made close to the customer. It manages each cluster of markets with a local staff, including sales, engineering and in some cases installation personnel. The Company operates six regional Customer Care Centers whose personnel are responsible for customer service and certain other functions. Direct sales consultants market wireless service to business customers. Retail sales associates work out of the Company's approximately 450 Company-owned retail stores and kiosks and market wireless service primarily to the consumer and small business segments. The Company maintains an ongoing training program to improve the effectiveness of sales consultants and retail associates by focusing their efforts on obtaining customers and maximizing the sale of high-use packages. These packages enable customers to buy packages of minutes for a fixed monthly rate.

        The Company continues to expand its relationships with agents, dealers and non-Company retailers to obtain customers, and at year-end 2001 had contracts with nearly 900 of these businesses aggregating nearly 1,500 locations. Agents and dealers are independent business people who obtain customers for the Company on a commission basis. The Company's agents are generally in the business of selling wireless telephones, wireless service packages and other related products. The Company's dealers include car stereo companies, major appliance dealers, office supply dealers and mass merchants including national companies such as Wal-Mart, Best Buy, Radio Shack and Circuit City. No single agent, dealer or other non-Company retailer accounted for 10% or more of the Company's operating revenues during the past three years.

        The Company's Value Added Distributor agent channel, which complements the Company's own distribution channels, is focused on the sale of the Company's prepaid service product, TalkTracker®, to selected market segments.

        The Company uses a variety of direct mail, billboard, radio, television and newspaper advertising to stimulate interest by prospective customers in purchasing the Company's wireless service and to establish familiarity with the Company's name. The Company operates under a unified brand name and logo, U.S. CellularSM, across all its markets. In February 2001, the Company established a new tag line, "We Connect With You"SM, and developed a new series of TV and radio commercials to support its renewed focus on the customer and customer satisfaction. Customers expect a high level of satisfaction from their wireless provider and the Company intends to deliver excellent service to its customers.

        The Company continues to actively advertise its digital service offerings through both television and radio advertising, resulting in a significant increase in the number of customers using the Company's digital services during 2001, and as of year-end 2001 nearly 70% of the Company's customers were using digital rate plans. Advertising is directed at gaining customers, improving customers' awareness of the U.S. CellularSM brand, increasing existing customers' usage of the Company's services and increasing the public awareness and understanding of the wireless services offered by the Company. The Company attempts to select the advertising and promotion media that are most appealing to the targeted groups of potential customers in each local market. The Company supplements its advertising with a focused public relations program. This program combines nationally supported activities and unique local activities, events, and sponsorships to enhance public awareness of the Company. These programs are aimed at supporting the communities in which the Company serves. The programs range from loaning phones to public service operations in emergencies, to assisting victims of domestic abuse through the Company's Stop Abuse From Existing programs, to supporting safe driving programs.

        The following table summarizes, by operating cluster, the total population, the Company's customer units and penetration for the Company's majority-owned markets that were operational as of December 31, 2001.

Operating Clusters	Population (1)	Customers	Penetration
Midwest Regional Market Cluster	9,266,000	1,512,000	16.32%
Mid-Atlantic Regional Market Cluster	5,133,000	555,000	10.81
Northwest Regional Market Cluster	2,575,000	340,000	13.20
Florida/Georgia Regional Market Cluster	1,728,000	174,000	10.07
Texas/Oklahoma/Missouri/Kansas Regional Market Cluster	2,145,000	308,000	14.36
Maine/New Hampshire/Vermont Regional Market Cluster	1,709,000	264,000	15.45
Eastern Tennessee/Western North Carolina Regional Market Cluster	1,322,000	172,000	13.01
Southern Texas Market Cluster	1,320,000	79,000	5.98
Other Markets	472,000	57,000	12.08

	25,670,000	3,461,000	13.48%

(1)
Based on 2000 Claritas population estimates. In 2001, the Company reported year-end market penetration based on the prior year's population estimates (2000 Claritas). The prior year's population estimates were used for each of the previous quarter-end market penetration calculations during the year. Previously, the Company used the current year's population estimates for reporting year-end market penetration. Had the Company used 2001 Claritas population estimates as the basis for reporting 2001 year-end market penetration, the resulting market penetration would have been 13.12%.

Customers and System Usage

        The Company provides service to a broad range of customers from a wide spectrum of demographic segments. The Company uses a segmentation model to classify businesses and consumers into logical groupings for developing new products and services, direct marketing campaigns, and retention efforts. Business users typically include a large proportion of individuals who work outside of their offices such as people in the construction, real estate, wholesale and retail distribution businesses and professionals. Increasingly, the Company is providing wireless service to consumers and to customers who use their wireless telephones for mixed business and personal use as well as for security purposes. A major portion of the Company's recent customer growth is from these segments.

        The Company's wireless systems are used most extensively during normal business hours between 7:00 AM and 6:00 PM. On average, the retail customers in the Company's consolidated markets used their wireless systems approximately 216 minutes per unit each month and generated retail service revenue of approximately $36 per month during 2001, compared to 157 minutes and $37 per month in 2000. Revenue generated by roamers using the Company's systems ("inbound roaming"), together with local retail, toll and other revenues, brought the Company's total average monthly service revenue per customer unit in consolidated markets to $46 during 2001. Average monthly service revenue per customer unit decreased approximately 6% during 2001. This decrease was primarily due to decreases in average revenue per minute of use from both retail customers and roamers, partially offset by an increase in the number of minutes used by both retail customers and roamers. Competitive pressures and the Company's increasing use of pricing and other incentive programs to stimulate overall usage resulted in a decrease in average retail service revenue per minute of use in 2001. The decrease in inbound roaming revenue per minute was primarily due to the ongoing trend toward reduced per minute prices for roaming negotiated between the Company and other wireless operators. The Company anticipates that average monthly service revenue per customer unit will continue to decline in the future. However, this effect is more than offset by the Company's increasing number of customers; therefore, the Company expects total revenues to continue to grow for the next few years.

        The Company's main sources of revenue are from its own customers and from inbound roaming customers. The Company's roaming service allows a customer to place or receive a call in a wireless service area away from the customer's home service area. The Company has entered into roaming agreements with operators of other wireless systems covering virtually all systems in the United States, Canada and Mexico. The Company also has roaming agreements with most major PCS operators. Roaming agreements offer customers the opportunity to roam on these systems. These reciprocal agreements automatically pre-register the customers of the Company's systems in the other carriers' systems. Also, a customer of a participating system roaming (i.e., traveling) in a Company market where this arrangement is in effect is able to make and receive calls on the Company's system. The charge for this service is negotiated as part of the roaming agreement between the Company and the roaming customer's carrier. The charge is billed by the Company to the customer's home system, which then bills the customer. In some instances, based on competitive factors, many carriers, including the Company, may charge lower amounts to their customers than the amounts actually charged to the carriers by other wireless carriers for roaming.

        The following table summarizes certain information about customers and market penetration in the Company's consolidated operations.

	Year Ended or At December 31,
	2001	2000	1999	1998	1997
Majority-owned and managed markets:
Wireless markets in operation (1)	142	139	139	138	134
Total population of markets in service (000s)	25,670	24,912	24,861	24,370	23,900
Customer Units:
at beginning of period (2)	3,061,000	2,602,000	2,183,000	1,710,000	1,073,000
acquired (divested) during period (3)	46,000	(24,000)	15,000	19,000	195,000
additions during period (2)	1,095,000	1,154,000	1,000,000	896,000	746,000
disconnects during period (2)	741,000	671,000	596,000	442,000	304,000
at end of period (2)	3,461,000	3,061,000	2,602,000	2,183,000	1,710,000
Market penetration at end of period (4)	13.48%	12.29%	10.47%	8.96%	7.15%

(1)
Represents the number of markets in which the Company owned a controlling financial interest. The revenues and expenses of these wireless markets are included in the Company's consolidated revenues and expenses.

(2)
Represents the approximate number of revenue-generating wireless telephones served by the wireless markets referred to in footnote (1). The revenue generated by such wireless telephones is included in consolidated revenues.

(3)
Represents the approximate number of revenue-generating wireless telephones added to or subtracted from the Company's customer base during the period due to acquisitions or divestitures of wireless licenses.

(4)
Computed by dividing the number of customer units at the end of the period by the total population of markets in service as estimated by Donnelley Marketing Service (1996) for 1997 or Claritas (1997-2000) for 1998-2001. In 2001, the Company reported year-end market penetration based upon the prior year's population estimates (2000 Claritas). The prior year's population estimates were used for each of the previous quarter-end market penetration calculations during the year. Previously, the Company used the current year's population estimates for reporting year-end market penetration. Had the Company used 2001 Claritas population estimates as the basis for reporting 2001 year-end market penetration, the resulting market penetration would have been 13.12%. Total market population and market penetraton amounts for prior years have been restated to conform to current period presentation.

Products and Services

        Wireless Telephones and Installation.    The Company offers a full range of wireless telephones for use by its customers, including both analog and digital handsets. Features offered in some of the wireless telephones include hands-free calling, repeat dialing and others. In the systems where the Company offers digital service, additional features such as caller ID and short messaging services are available on those wireless telephones. In the Company's digital service areas, a majority of new customers are selecting dual-mode wireless telephones, which can be used on analog and digital networks, thereby enabling seamless roaming regardless of the customer's travel plans. New customers are selecting from a variety of portable wireless telephones. These units are stylish, compact, and fully featured as well as attractively priced. They appeal to newer segments of the customer population, especially a younger demographic group which looks at the wireless phone to some degree as a fashion statement.

        The Company negotiates volume discounts with its wireless telephone suppliers. The Company discounts wireless telephones to meet competition or to stimulate sales by reducing the cost of becoming a wireless customer. In these instances, where permitted by law, customers are generally required to sign a service contract with the Company. The Company also works with wireless equipment manufacturers in promoting specific equipment in its local advertising.

        The Company has established service and/or installation facilities in many of its local markets to ensure quality installation and service of the wireless telephones it sells. These facilities allow the Company to improve its service by promptly assisting customers who experience equipment problems. Additionally, the Company employs a repair facility in Tulsa, Oklahoma, to handle more complex service and repair issues.

        Wireless Services.    The Company's customers are able to choose from a variety of packaged pricing plans which are designed to fit different calling patterns and customer needs. The ability to help a customer find the right technology and the right pricing plan is central to the Company's brand positioning. The Company generally offers local, regional and national consumer plans that can be tailored to a customer's needs by the addition of features or feature packages. Many consumer plans enable small work groups or families to share the plan minutes enabling the customer to get more value for their money. Business plans are offered to companies to meet their unique needs. During 2000, the Company introduced a national rate plan, SpanAmericaSM, where all calls regardless of where they are made or received are priced as a local call with no long distance or roaming charges. Additionally, the Company redesigned its prepaid offering, TalkTracker®, based on customer input to make it more compatible with the lifestyles of the customers who want to buy this product.

        The Company's customer bills typically show separate charges for custom-calling features, airtime in excess of the packaged amount, and toll calls. Custom-calling features provided by the Company include wide-area call delivery, call forwarding, voice mail, call waiting, three-way calling and no-answer transfer.

Regulation

        Regulatory Environment.    The operations of the Company are subject to FCC and state regulation. The wireless telephone licenses held by the Company are granted by the FCC for the use of radio frequencies and are an important component of the overall value of the Company's assets. The construction, operation and transfer of wireless systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934 ("Communications Act"). In 1996, Congress enacted the Telecommunications Act of 1996 ("Telecommunications Act"), which amended the Communications Act. The Telecommunications Act mandated significant changes in telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the nation and to streamline regulation of the telecommunications industry to remove regulatory burdens, as competition develops. The FCC has promulgated regulations governing construction and operation of wireless systems, licensing (including renewal of licenses) and technical standards for the provision of wireless telephone service under the Communications Act, and is implementing the legislative objectives of the Telecommunications Act, as discussed below.

        Licensing.    For cellular telephone licensing purposes, the FCC has divided the United States into separate geographic markets (MSAs and RSAs). In each market, the allocated cellular frequencies are divided into two equal blocks. During the application process, in the early 1980's, the FCC reserved one block of frequencies for non-wireline applicants and another block for wireline applicants. Subject to FCC approval, a cellular system may be sold to either a wireline or non-wireline entity.

        As of January 1, 2002, an entity which controls one cellular system in an MSA may also control the competing cellular system in that MSA. The FCC determined that wireless competition in MSAs among cellular, PCS and certain SMR carriers, which interconnect with the public switched telephone network, was sufficient to permit relaxation of the former prohibition on MSA cellular cross-ownership. However, the FCC has retained the rule which prohibits any entity which controls a cellular system in an RSA from owning an interest exceeding five percent in another cellular system in the same RSA.

        As of January 1, 2002, no entity may have a controlling interest in more than 55 MHz of cellular, PCS, or "covered" SMR spectrum in a given RSA or MSA (the "spectrum cap"). Cellular systems have 25 MHz of spectrum, and PCS systems may have 10, 15, or 30 MHz of spectrum. However, on January 1, 2003, this spectrum cap will be eliminated, and the FCC will determine whether acquisition of wireless licenses is in the public interest on a case-by-case basis under criteria which have not yet been specified.

        The completion of acquisitions involving the transfer of control of any wireless system requires prior FCC approval. Acquisitions of minority interests generally do not require FCC approval.

Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the application for approval of the proposed transfer.

        The FCC must be notified each time an additional cell is constructed which enlarges the service area of a given market. The FCC's rules also generally require persons or entities holding wireless construction permits or licenses to coordinate their proposed frequency usage with neighboring wireless licensees in order to avoid electrical interference between adjacent systems. The height and power of base stations in a wireless system are regulated by FCC rules, as are the types of signals emitted by these stations. The FCC also regulates tower construction in accordance with its regulations, which carry out its responsibilities under the National Environmental Policy Act and Historic Preservation Act. In addition to regulation by the FCC, wireless systems are subject to certain Federal Aviation Administration ("FAA") regulations with respect to the siting, construction, painting and lighting of wireless transmitter towers and antennas as well as local zoning requirements.

        Beginning in 1996, the FCC has also imposed a requirement that all wireless licensees register and obtain FCC registration numbers for all of their antenna towers, which require prior FAA clearance. All new towers must be registered at the time of construction and existing towers were required to be registered by May 1998 on a staggered state-by-state basis. The Company believes that it is in compliance with the FCC's tower registration requirements.

        Beginning in October 1997, wireless systems, which previously were "categorically excluded" from having to evaluate their facilities to ensure their compliance with federal radio frequency radiation requirements, were made subject to those requirements. As a result, all wireless towers of less than 10 meters in height, building mounted antennas and wireless telephones must comply with radio frequency radiation guidelines. Since October 1997, all new wireless facilities have had to be in compliance when they are brought into service. Since September 1, 2000, all existing facilities have had to be brought into compliance. The Company believes that its facilities are in compliance with these requirements.

        Initial cellular telephone licenses were granted for ten-year periods. The FCC has established standards for conducting comparative renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications. The FCC has: (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a renewal expectancy will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and (iii) provided procedures for preventing possible abuses in the comparative renewal process. The FCC has concluded that it will award a renewal expectancy if the licensee has (i) provided "substantial" performance, which is defined as "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal," and (ii) complied with FCC rules, policies and the Communications Act. If renewal expectancy is awarded to an existing licensee, its license is renewed and competing applications are not considered. All of the Company's licenses which it applied to have renewed between 1994 and 2001 were renewed.

        All of the Company's approximately 1,100 FCC licenses for the microwave radio stations it uses to link its cell sites with each other and with its MTSOs had to be renewed in 2001. All of those licenses were renewed for ten-year terms. All newly obtained microwave licenses received ten-year terms as well.

        The Company conducts and plans to conduct its operations in accordance with all relevant FCC rules and regulations and anticipates being able to qualify for a renewal expectancy in its upcoming renewal filings. Accordingly, the Company believes that current regulations will have no significant effect on its operations and financial condition. However, changes in the regulation of wireless operators or their activities and of other mobile service providers could have a material adverse effect on the Company's operations.

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

        Recent Events.    There are certain regulatory proceedings currently pending before the FCC which are of particular importance to the wireless industry. In one proceeding, the FCC has imposed new enhanced 911 ("E-911") regulations on wireless carriers. E-911 capabilities will enable wireless systems to determine the precise location of persons making emergency calls. The new rules will require wireless carriers to work with local public safety officials to process 911 calls, including those made from mobile telephones not registered with the wireless system. Since April 1998, wireless carriers have had to be able to identify the cell from which the call has been made. The rules will require wireless systems to improve their ability to locate wireless 911 callers during 2002.

        The Company filed a request for waiver of the FCC's E-911 deployment requirements on September 10, 2001, and supplemented that request on November 30, 2001. It seeks a waiver of the FCC's E-911 Rules to permit deployment of the Company's preferred technological approach to meeting the FCC's location finding accuracy requirements after the deadlines provided in the relevant rule. The Company believes its arguments for waiver are meritorious. However, there is no guarantee that its request for waiver will be granted or that the Company will not be subject to FCC sanctions, including monetary forfeitures, for failure to comply with the requirements.

        The FCC has adopted a limited expansion of the obligation of cellular carriers to serve the roaming customers of broadband PCS providers, among others, even though the customers involved have no pre-existing service relationship with that carrier. Under these policies, broadband PCS providers may offer their customers handsets which are capable of operating over broadband PCS and cellular networks so that when their customers are out of range of broadband PCS networks, they will be able to obtain non-automatic access to cellular networks. The FCC expects that implementation of these roaming capabilities will promote competition between broadband PCS and cellular service providers.

        Currently pending before the FCC is a proposal to require all CMRS carriers to provide automatic roaming capabilities to customers of other systems, presumably with FCC regulation of rates and other terms and conditions. The Company, along with most wireless carriers, has opposed this proposal as presently unnecessary, though the Company has urged the FCC to scrutinize the roaming practices of large national carriers.

        The FCC has adopted requirements which will make it possible for customers to retain, subject to certain geographic and other limitations, their existing telephone numbers when they switch from one service provider to another ("number portability"). This number portability will include switching between Local Exchange Carriers ("LECs") and other wireline providers, between wireless service providers and between LEC/wireline and wireless providers. LECs, in the 100 largest MSAs, had implementation deadlines by the end of 1998 at those switches which received specific requests for number portability. The FCC has extended the compliance date for cellular, broadband PCS, and certain other wireless providers to November 2002.

        Cellular and broadband PCS providers must also be capable, by November 2002, of receiving from the numbering authorities telephone numbers in "blocks" of 1,000, rather than 10,000, as has been the case previously. This is intended to conserve telephone numbers, and extend the life of the current numbering system.

        The company is working to comply with both the number portability and number block requirements, which will be complex and require extensive capital investment.

        In another proceeding, in 1996 the FCC adopted rules regarding the method by which wireless carriers and LECs shall compensate each other for interconnecting wireless and local exchange facilities. The FCC rules provided for symmetrical and reciprocal compensation between LECs and wireless carriers (i.e., they must pay each other at the same rate), and also prescribed interim interconnection proxy rates, which are much lower than the rates formerly paid by wireless carriers to LECs. Interconnection rate issues will be decided by the states. Wireless carriers are now paying and in the future can be expected to pay lower rates to LECs than they previously paid. This result was favorable to the wireless industry and somewhat unfavorable to LECs.

        The FCC is currently considering a proposal to eliminate reciprocal compensation between wireless carriers and LECs and to move toward a so-called "bill and keep" system. If adopted, this change in the rules would also be favorable to wireless carriers, as wireless customers still make more calls to wireline customers than vice versa.

        The primary purpose and effect of the Telecommunications Act is to open all telecommunications markets to competition. The Telecommunications Act makes most direct or indirect state and local barriers to competition unlawful. It directs the FCC to preempt all inconsistent state and local laws and regulations, after notice and comment proceedings. It also enables electric and other utilities to engage in telecommunications service through qualifying subsidiaries.

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

        The Telecommunications Act establishes principles and a process for implementing a modified "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The Telecommunications Act also requires universal service to schools, libraries and rural health facilities at discounted rates. Wireless carriers must provide such discounted rates to such organizations in accordance with federal regulations. The FCC has implemented the mandate of the Telecommunications Act to create a new universal service support mechanism "to ensure that all Americans have access to telecommunications services." The Telecommunications Act requires all interstate telecommunications providers, including wireless service providers, to "make an equitable and non-discriminatory contribution" to support the cost of providing universal service, unless their contribution would be de minimis. At present, the provision of landline telephone service in high cost areas is subsidized by access charges and other payments by interexchange carriers to LECs. Such payments, based on a percentage of the total "billed revenue" of carriers for a given previous period of time, began in 1998. Carriers are free to pass such charges on to their customers. Wireless carriers are also eligible to receive universal service support payments in certain circumstances under the new systems if they provide specified services in "high cost" areas. The Company has sought designation as an "eligible telecommunications carrier" qualified to receive universal service support in certain states, has been designated as such a carrier in the state of Washington and has received "high cost" payments for services provided to high cost areas within that state. The Company has also sought FCC clarification of the standards under which wireless eligible telecommunications carriers will be designated.

        Under a 1994 federal law, the Communications Assistance to Law Enforcement Act ("CALEA"), all telecommunications carriers, including the Company and other wireless licensees, were required to implement by June 30, 2000, certain equipment changes necessary to assist law enforcement authorities in achieving an enhanced ability to conduct electronic surveillance of those suspected of criminal activity. In August 1999, the FCC added certain additional capabilities necessary to meet requirements of such act, which were to become applicable by September 2001. However, the September 2001 deadline for implementing those capabilities was rendered inapplicable by an August 2000 decision of the U.S. Court of Appeals for the District of Columbia Circuit, which found that the FCC's decision to add most of those capabilities had not complied with CALEA. The FCC subsequently postponed that deadline, as it reconsiders which of the additional capabilities to impose. Also, issues remain as to when carriers may obtain reimbursement from the federal government for upgrades related to such requirements. The FCC did retain a November 2001 deadline for the provision by carriers to law enforcement authorities of certain "packet-switched" data. The Company has asked the FCC for a two-year postponement of its obligation to comply with that requirement and its request is pending. If the FCC refuses to grant the waiver request, it could impose sanctions, including monetary forfeitures, on the Company for failure to comply with the requirements. The Company will work diligently to comply with all applicable requirements of CALEA in cooperation with industry groups and standard-setting bodies when its requirements have been clarified.

        The FCC has recently taken action in proceedings: (1) to ensure that the customers of wireless providers, among other carriers, will receive complete, accurate, and understandable bills; (2) to establish safeguards to protect against unauthorized access to customer information; though the validity of these rules is still doubtful, due to a 1999 court order; (3) to require improved access to telecommunications facilities by persons with disabilities; and (4) to set national policy for the allocation by state public utilities commissions of telephone numbers to wireline and wireless carriers.

        The FCC also has a pending proceeding to implement requirements for wireless providers to set interstate interexchange rates in each state at levels no higher than the rates charged to customers in any other state. The Company will monitor that proceeding and comply with new federal requirements as they become applicable.

        The FCC has recently begun three proceedings which may have a considerable impact on wireless carriers. In the first, the FCC has sought comment on whether CMRS carriers may impose "access charges" on interexchange carriers for interconnecting with their facilities. It is uncertain whether such charges may be lawfully imposed and the Company has not previously attempted to collect them. In the second proceeding, the FCC is considering whether CMRS carriers may obtain the use of certain facilities from wireline carriers (for example, for telephone lines linking cell sites) at the unbundled network element ("UNE") prices now charged to CLECs, which are lower than those charged to CMRS carriers. If the FCC decides that CMRS carriers can impose access charges and may obtain the use of wireline facilities at UNE prices, those results would be favorable to wireless carriers. In the past, however, the Company has usually employed microwave facilities, and not leased wireline facilities, to link its cell sites.

        In another proceeding, the FCC is also considering allowing Mobile Satellite Service ("MSS") licensees to offer terrestrial wireless service in competition with CMRS carriers. If the FCC permits MSS licensees to offer terrestrial service, that increased competition, this could be unfavorable to existing CMRS carriers.

        The FCC has allocated a total of 140 MHz to broadband PCS, 20 MHz to unlicensed operations and 120 MHz to licensed operations, consisting of two 30 MHz blocks in each of the 51 Major Trading Areas ("MTAs") and one 30 MHz block and three 10 MHz blocks in each of 493 Basic Trading Areas ("BTAs"). As noted above, as of January 1, 2002, the FCC spectrum cap provides that one entity may control 55 MHz of CMRS spectrum per market, with the exception that no one entity may control the two cellular licensees in a single RSA. Also, even above the 55 MHz spectrum cap, cellular operators and those entities under common ownership with them are permitted to participate in the ownership of PCS licenses, except for licenses for PCS service areas in which the cellular operator owns a 20% or greater interest in a cellular licensee and the service area of which covers 10% or more of the population of the PCS service area. As of January 1,

2003, the spectrum cap will be abolished and the FCC will review wireless acquisitions on a case-by-case basis.

        PCS technology is similar in many respects to cellular technology. Where it has become commercially available, this technology is capable of offering capacity for wireless two-way and one-way voice, data and multimedia communications services and has resulted in increased competition with the Company's operations in the markets where PCS systems have begun operations. The ability of these PCS licensees to complement or compete with existing cellular licensees will be affected by future FCC rule-makings. These and other future technological and regulatory developments in the wireless telecommunications industry and the enhancement of current technologies will likely create new products and services that are competitive with the services currently offered by the Company. There can be no assurance that the Company will not be adversely affected by such technological and regulatory developments.

        In January 2000, the FCC took an action which may have an impact on both cellular and PCS licensees. Pursuant to a congressional directive, the FCC adopted service rules for licensing the commercial use of 30 MHz of spectrum in the 747-762 MHz and 777-792 MHz spectrum bands. That spectrum is to be auctioned, beginning in June 2002. Subsequently, the FCC adopted service rules for the 688-746 MHz band, which is also scheduled to be auctioned in June 2002. The majority of the spectrum in these bands will be auctioned in large regional service areas, although there will be some portion available which covers individual MSA and RSA markets. There will be no eligibility restrictions on participation in the auctions for this spectrum. Cellular and PCS carriers and other entities will be eligible to bid in the auction. Use of the spectrum by licensees selected in the auction may be affected by the presence of incumbent broadcast licensees on some of the auctioned frequencies through at least December 31, 2006.

        There is also pending before the FCC a proceeding to allocate frequencies for third generation wireless use. It had been proposed that the bulk of this spectrum would come from spectrum now allocated to the U.S. Government. However, that allocation is now in doubt and it is uncertain what spectrum will be allocated or when it will be. Third generation wireless is intended to provide high-speed data services, as well as full motion video and other advanced wireless services. The Company expects to provide advanced wireless services to its customers in accordance with customer demand and what is commercially reasonable.

        State and Local Regulation.    The Company is also subject to state and local regulation in some instances. In 1981, the FCC preempted the states from exercising jurisdiction in the areas of licensing, technical standards and market structure. In 1993, Congress preempted states from regulating the entry of wireless systems into service and the rates charged by wireless systems to customers. The siting and construction of wireless facilities, including transmitter towers, antennas and equipment shelters are still subject to state or local zoning and land use regulations. However, in 1996, Congress amended the Communications Act to provide that states could not discriminate against wireless carriers in tower zoning proceedings and had to decide on zoning requests with reasonable speed. In addition, states may still regulate other terms and conditions of wireless service.

        In 2000, the FCC ruled that the preemption provisions of the Communications Act do not preclude the states from acting under state tort, contract, and consumer protection laws to regulate the practices of CMRS carriers, even if such activities might have an incidental effect on wireless rates. The full implications of that ruling are not yet known, though it could lead to more state regulation of CMRS carriers, particularly from the standpoint of consumer protection.

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

        The FCC has adopted rules specifying standards and the methods to be used in evaluating radiofrequency emissions from radio equipment, including network equipment and handsets used in connection with commercial mobile radio service. These rules were upheld on appeal by the U.S. Court of Appeals for the Second Circuit. The U.S. Supreme Court declined to review the Second Circuit's ruling. The Company's network facilities and the handsets it sells to customers comply with these standards.

        Media reports have suggested that radio frequency emissions from handsets, wireless data devices and cell sites may raise various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Although some studies have suggested that radio frequency emissions may cause certain biological effects, all of the expert reviews conducted to date have concluded that the evidence does not support a finding of adverse health effects but that further research is appropriate. Research and studies are ongoing. These concerns over radio frequency emissions may discourage the use of handsets and wireless data devices and may result in significant restrictions on the location and operation of cell sites, all of which could have a material adverse effect on the Company's results of operations. Several class action lawsuits have been filed against several other wireless service operators and several wireless phone manufacturers, asserting product liability, breach of warranty and other claims relating to radio frequency transmissions to and from handsets and wireless data devices. The lawsuits seek substantial monetary damages as well as injunctive relief. There can be no assurance that such lawsuits will not have a material adverse effect on the wireless industry, including the Company.

Competition

        In markets where it owns and operates cellular licenses, the Company's principal competitors for wireless telephone service in each market are the licensees of the second cellular system in that market and any PCS or ESMR licensees. Since each of these competitors operates its system using spectrum licensed by the FCC and has comparable technology and facilities, competition for customers between these systems in each market is principally on the basis of quality of service, price, size of area covered, services offered and responsiveness of customer service. The competing entities in many of the markets in which the Company has an interest have financial resources which are substantially greater than those of the Company and its partners in such markets.

        The FCC's rules require all operational wireless systems to provide, on a nondiscriminatory basis, wireless service to resellers which purchase blocks of mobile telephone numbers from an operational system and then resell them to the public.

        The Company expects wireless operators to continue deployment of PCS in portions of all of the Company's clusters throughout 2002 and beyond. In recent years, ESMR providers have initiated service in many of the Company's markets. Although less directly a substitute for other wireless services, wireless data services and paging services may be adequate for those who do not need full two-way voice service. Similar technological advances or regulatory changes in the future may make available other alternatives to wireless service, thereby creating additional sources of competition.

        Continuing technological advances in the communications field make it difficult to predict the extent of additional future competition for wireless systems. For example, the FCC has allocated radio channels to mobile satellite systems in which transmissions from mobile units to satellites would augment or replace transmissions to cell sites. Such systems are designed primarily to serve the communications needs of remote locations and mobile satellite systems could provide viable competition for land-based cellular systems in such areas. Some initial deployments have been made and service is now being provided in certain areas. It is also possible that the FCC may in the future assign additional frequencies to cellular telephone service, PCS or ESMR service to provide for more competitors in each market.

Investments

        The Company holds investments in certain publicly traded companies, the majority of which were the result of sales or trades of non-strategic assets. Minority positions are held in Vodafone AirTouch plc and Rural Cellular Corporation. These investments were valued at $272.4 million as of December 31, 2001.

        These assets are classified for financial reporting purposes as available-for-sale securities. As of December 31, 2001, the Company included a cumulative unrealized loss, net of tax, of $79.0 million in other comprehensive income. Management does not consider the unrealized loss to be "other than temporary." Management continues to review the valuation of the investments on a periodic basis. If management determines in the future that the unrealized loss is other than temporary, the loss will be recognized and recorded in the Company's consolidated statement of income. The Company seeks to evaluate on an ongoing basis the financial condition, business, operations and prospects of the companies it owns stock in. Additionally, management monitors conditions in the securities markets and general economic and industry conditions along with other factors. The Company may purchase additional shares, sell or transfer shares in public or private transactions and/or may enter into privately negotiated derivative transactions to hedge the market risk of some or all of its positions in the securities.

        The Company holds 10,245,370 American Depository Receipts for ordinary shares of Vodafone AirTouch plc. The Company received AirTouch Communications, Inc. common shares in exchange for non-strategic assets. These AirTouch shares were then converted to Vodafone AirTouch plc American Depository Receipts upon the merger of AirTouch and Vodafone Group plc.

        The Company holds 296,705 Class A common shares, 8,885 Class B common shares and 3,305 Class T convertible preferred shares of Rural Cellular Corporation. The Company's Class T convertible preferred shares can be converted into 43,000 Class A and 22,292 Class B common shares.

Employees

        The Company had 5,150 employees as of December 31, 2001. None of the Company's employees is represented by a labor organization. The Company considers its relationship with its employees to be good.

Item 2. Properties

        The properties for mobile telephone switching offices and cell sites are either owned or leased under long-term leases by the Company, one of its subsidiaries or the partnership or corporation which holds the construction permit or license. The Company has not experienced major problems with obtaining zoning approval for cell sites or operating facilities and does not anticipate any such problems in the future which are or will be material to the Company and its subsidiaries as a whole. The Company's investment in property is small compared to its investment in licenses and wireless system equipment.

        The Company leases an aggregate of approximately 150,000 square feet of office space for its headquarters buildings in Chicago, Illinois and Bensenville, Illinois.

        The Company considers the properties owned or leased by it and its subsidiaries to be suitable and adequate for their respective business operations.

Item 3. Legal Proceedings

        On April 11, 2000, two affiliates of the Company, along with two unrelated wireless carriers, filed a declaratory judgment action in the United States District Court for the Northern District of Iowa against the Iowa Attorney General. This action was in response to the Attorney General's ongoing investigation of certain wireless industry practices involving wireless service agreements and related matters. The suit by the Company and the other wireless carriers seeks to have certain state laws declared inapplicable to wireless service agreements and such practices. In response, the Iowa Attorney General filed suit in the Iowa State District Court for Polk County against the Company, alleging violations of various state consumer credit and other consumer protection laws. The Attorney General is seeking injunctive relief, barring the enforcement of contracts in excess of four months, and related relief. The Attorney General is also seeking unspecified reimbursements for customers, statutory fines ($40,000 for certain violations and $5,000 for others, per violation) as well as fees and costs. This case was removed to the U.S. District Court for the Southern District of Iowa. On August 7, 2000, the U.S. District Court in the Southern District granted the Attorney General's motion to remand the case to the state court. On September 15, 2000, the U.S. District Court in the Northern District dismissed the Company's Complaint in its entirety. On February 15, 2002, the Eighth Circuit Court of Appeals affirmed the District Court's opinion to abstain from adjudicating the Company's claims. The Company vigorously denies the allegations of the Iowa Attorney General in the case now remanded to state court and intends to vigorously contest this case, if current settlement discussions are unsuccessful.

        In addition to the legal proceedings referenced in the previous paragraph, the Company is involved in a number of other legal proceedings before the FCC and various state and federal courts. In some cases, the litigation involves disputes regarding rights to certain wireless telephone systems and other interests. The Company does not believe that any of these proceedings should have a material adverse impact on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of securities holders during the fourth quarter of 2001.

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

Item 13.    Certain Relationships and Related Transactions

        Incorporated by reference from Proxy Statement section entitled "Certain Relationships and Related Transactions."

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

        The following documents are filed as a part of this report:

(a)
(1)    Financial Statements
Consolidated Quarterly Income Information (Unaudited)	Annual Report*
Consolidated Statements of Income	Annual Report*
Consolidated Statements of Cash Flows	Annual Report*
Consolidated Balance Sheets	Annual Report*
Consolidated Statements of Changes in Common Shareholders' Equity	Annual Report*
Notes to Consolidated Financial Statements	Annual Report*
Report of Independent Public Accountants	Annual Report*

*
Incorporated by reference from Exhibit 13.

(2)
Schedules

Location
Report of Independent Public Accountants on Financial Statement Schedule		page 36
II.	Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended December 31, 2001	page 37

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

Exhibit Number	Description
10.8	Stock Option and Stock Appreciation Rights Plan is hereby incorporated by reference to Exhibit B to the Company's definitive Notice of Annual Meeting and Proxy Statement dated April 15, 1991, as filed with the Commission on April 16, 1991.
10.9	Summary of 2001 Bonus Program for Executive Vice Presidents of the Company.
10.10(a)	United States Cellular Corporation 1994 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
10.10(b)	Form of 1994 Long-Term Stock Option Agreement (Transferable Form) is hereby incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
10.10(c)	Form of 1994 Long-Term Stock Option Agreement (Nontransferable Form) is hereby incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
10.10(d)	Form of 1995 Performance Stock Option Agreement (Transferable Form) is hereby incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
10.10(e)	Form of 1995 Performance Stock Option Agreement (Nontransferable Form) is hereby incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
10.11	Supplemental Executive Retirement Plan of TDS is hereby incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10.16	Deferred Compensation Agreement for Richard Goehring dated July 15, 1996, is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.
10.17	United States Cellular Corporation Compensation Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-19403).
10.18	United States Cellular Corporation 1996 Senior Executive Stock Bonus and Restricted Stock Award Plan is hereby incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-19405).
10.19	United States Cellular Corporation Special Retention Restricted Stock Award Plan is hereby incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-23861).
10.20	Form of 1997 Special Retention Restricted Stock Awards is hereby incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-57063).
10.21	United States Cellular Corporation 1998 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-57063).
10.22	United States Cellular Corporation 1999 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-76455).
10.23	Retention Agreement for Kenneth R. Meyers dated September 13, 1999 is hereby incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.24	Terms of Offer Letter Between United States Cellular Corporation and John E. Rooney dated March 28, 2000 is hereby incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
10.25	Form of Agreement and General Release for Richard W. Goehring dated March 4, 2002 is included as Exhibit 10.25 to this Form 10-K filing.
(b)
Reports on Form 8-K filed during the quarter ended December 31, 2001.

        The Company filed a Current Report on Form 8-K on December 20, 2001 dated December 19, 2001, which included a press release that announced its intention to deploy CDMA 1XRTT digital radio technology in all of its markets.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

         To the Shareholders and Board of Directors of United States Cellular Corporation:

        We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in United States Cellular Corporation and Subsidiaries Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 25, 2002

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C-1	Column C-2	Column D	Column E
Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of Period
(Dollars in thousands)
For The Year Ended December 31, 2001
Deducted from deferred state tax asset:
For unrealized net operating losses	$(12,015)	$217	$(1,077)	$—	$(12,875)
Deducted from accounts receivable:
For doubtful accounts	(9,678)	(28,658)	—	28,537	(9,799)
For The Year Ended December 31, 2000
Deducted from deferred state tax asset:
For unrealized net operating losses	(11,696)	(319)	—	—	(12,015)
Deducted from accounts receivable:
For doubtful accounts	(10,029)	(24,304)	—	24,655	(9,678)
For The Year Ended December 31, 1999
Deducted from deferred state tax asset:
For unrealized net operating losses	(13,448)	1,752	—	—	(11,696)
Deducted from accounts receivable:
For doubtful accounts	$(6,054)	$(25,343)	$—	$21,368	$(10,029)

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
Dated March 27, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN E. ROONEY John E. Rooney	Director	March 27, 2002
/s/ KENNETH R. MEYERS Kenneth R. Meyers	Director	March 27, 2002
/s/ LEROY T. CARLSON, JR. LeRoy T. Carlson, Jr.	Director	March 27, 2002
/s/ LEROY T. CARLSON LeRoy T. Carlson	Director	March 27, 2002
/s/ WALTER C.D. CARLSON Walter C. D. Carlson	Director	March 27, 2002
/s/ SANDRA L. HELTON Sandra L. Helton	Director	March 27, 2002
/s/ PAUL-HENRI DENUIT Paul-Henri Denuit	Director	March 27, 2002
/s/ J. SAMUEL CROWLEY J. Samuel Crowley	Director	March 27, 2002
Barrett A. Toan	Director

INDEX TO EXHIBITS

Exhibit No.	Description of Document
3.1
Restated Certificate of Incorporation, as amended, is hereby incorporated by reference to an exhibit to the Company's Amendment No. 2 on Form 8 dated December 28, 1992, to the Company's Report on Form 8-A.
3.2	Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
4.1	Restated Certificate of Incorporation, as amended, is hereby incorporated by reference to an exhibit to the Company's Amendment No. 2 on Form 8 dated December 28, 1992 to the Company's Report on Form 8-A.
4.2	Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
4.4	Indenture dated June 1, 1995 between registrant and Harris Trust and Savings Bank, as Trustee, relating to the LYONs is hereby incorporated by reference to the Company's Form 8-K dated June 16, 1995.
4.5	Form of Certificate for Liquid Yield Option Note (included in Exhibit 4.4).
4.6	Indenture dated July 31, 1997 between United States Cellular Corporation and the First National Bank of Chicago, as Trustee, relating to the Company's shelf registration of debt securities is hereby incorporated by reference to Exhibit 4 to the Company's Form 8-K dated August 26, 1997.
4.7	Revolving Credit Agreement dated August 19, 1997, among United States Cellular Corporation, BankBoston N.A. and Toronto Dominion (Texas), Inc., as agents, is hereby incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.
4.8	Amendment No. 1 dated September 25, 1997, to the Revolving Credit Agreement dated August 19, 1997, is hereby incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
9.1	Voting Trust Agreement, dated as of June 30, 1989, with respect to Series A Common Shares of TDS, is hereby incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-38644).
9.2	Amendment dated as of May 9, 1991, to the Voting Trust Agreement dated as of June 30, 1989, is hereby incorporated by reference to Exhibit 9.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.
9.3	Amendment dated as of November 20, 1992, to the Voting Trust Agreement dated as of June 30, 1989, as amended is hereby incorporated by reference to Exhibit 9.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.
9.4	Amendment dated as of May 22, 1998, to the Voting Trust Agreement dated as of June 30, 1989, as amended is hereby incorporated by reference to Exhibit 99.3 to Telephone and Data Systems, Inc.'s Current Report on Form 8-K filed on June 5, 1998.
10.1	Tax Allocation Agreement, between the Company and TDS, is hereby incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-16975).
10.2	Cash Management Agreement, between the Company and TDS, is hereby incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-16975).

10.3	Registration Rights Agreement, between the Company and TDS, is hereby incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-16975).
10.4	Exchange Agreement, between the Company and TDS, as amended, is hereby incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-16975).
10.5	Intercompany Agreement, between the Company and TDS, is hereby incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-16975).
10.6	Employee Benefit Plans Agreement, between the Company and TDS, is hereby incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-16975).
10.7	Insurance Cost Sharing Agreement, between the Company and TDS, is hereby incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-16975).
10.8	Stock Option and Stock Appreciation Rights Plan is hereby incorporated by reference to Exhibit B to the Company's definitive Notice of Annual Meeting and Proxy Statement dated April 15, 1991, as filed with the Commission on April 16, 1991.
10.9	Summary of 2001 Bonus Program for Executive Vice Presidents of the Company.
10.10(a)	United States Cellular Corporation 1994 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
10.10(b)	Form of 1994 Long-Term Stock Option Agreement (Transferable Form) is hereby incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
10.10(c)	Form of 1994 Long-Term Stock Option Agreement (Nontransferable Form) is hereby incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
10.10(d)	Form of 1995 Performance Stock Option Agreement (Transferable Form) is hereby incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
10.10(e)	Form of 1995 Performance Stock Option Agreement (Nontransferable Form) is hereby incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8 (Registration No. 33-57255).
10.11	Supplemental Executive Retirement Plan of TDS is hereby incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
10.12	Securities Loan Agreement, dated June 31, 1995, between TDS and Merrill Lynch & Co. is hereby incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated June 16, 1995.
10.13	Registration Rights Agreement among TDS, Merrill Lynch & Co. and United States Cellular Corporation is hereby incorporated by reference to Exhibit 99.2 to the Company's Form 8-K dated June 16, 1995.
10.14	Common Share Delivery Arrangement Agreement among TDS, Merrill Lynch & Co. and United States Cellular Corporation is hereby incorporated by reference to Exhibit 99.3 to the Company's Form 8-K dated June 16, 1995.
10.15	LYONs Offering Agreement between TDS and United States Cellular Corporation is hereby incorporated by reference to Exhibit 99.4 to the Company's Form 8-K dated June 16, 1995.

10.16	Deferred Compensation Agreement for Richard Goehring dated July 15, 1996 is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.
10.17	United States Cellular Corporation Compensation Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-19403).
10.18	United States Cellular Corporation 1996 Senior Executive Stock Bonus and Restricted Stock Award Plan is hereby incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-19405).
10.19	United States Cellular Corporation Special Retention Restricted Stock Award Plan is hereby incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-23861).
10.20	Form of 1997 Special Retention Restricted Stock Awards is hereby incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-57063).
10.21	United States Cellular Corporation 1998 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-57063).
10.22	United States Cellular Corporation 1999 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-76455).
10.23	Retention Agreement for Kenneth R. Meyers dated September 13, 1999 is hereby incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.24	Terms of Offer Letter Between United States Cellular Corporation and John E. Rooney dated March 28, 2000 is hereby incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
10.25	Form of Agreement and General Release for Richard W. Goehring dated March 4, 2002 is included as Exhibit 10.25 to this Form 10-K filing.
11	Statement regarding computation of per share earnings (included in Note 3 to Consolidated Financial Statements which are included in Exhibit 13).
12	Statement regarding computation of ratios.
13	Incorporated portions of 2001 Annual Report to Security Holders.
21	Subsidiaries of the Registrant.
23	Consent of independent public accountants.

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