Form 10-Q
period 2002-03-31
UNITED STATES CELLULAR CORP
filed 2002-05-14
CIK 821130

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number 1-9712
UNITED STATES CELLULAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	62-1147325

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
                                                                                 Yes ☒      No  ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2002

Common Shares, $1 par value Series A Common Shares, $1 par value	53,058,849 Shares 33,005,877 Shares

UNITED STATES CELLULAR CORPORATION
1ST QUARTER REPORT ON FORM 10-Q
INDEX
Page No.
Part I. Financial Information

Management's Discussion and Analysis of
Results of Operations and Financial Condition	3-17

Consolidated Statements of Operations -
Three Months Ended March 31, 2002 and 2001	18

Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2002 and 2001	19

Consolidated Balance Sheets -
March 31, 2002 and December 31, 2001	20-21

Notes to Consolidated Financial Statements	22-27

Part II. Other Information	28

Signatures	29

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

The following discussion and analysis should be read in conjunction with the Company’s interim consolidated financial statements and footnotes included herein, and with the Company’s audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which are incorporated by reference herein.

The Company owned either majority or minority interests in 176 cellular markets at March 31, 2002, representing 27,420,000 population equivalents (“pops”). The Company included the operations of 142 majority-owned cellular markets and six personal communication service (“PCS”) markets, representing 26.2 million pops, in consolidated operations (“consolidated markets”) as of March 31, 2002. The PCS markets are owned through joint ventures (“JVs”), and the Company is considered to have a controlling financial interest in these JVs for financial reporting purposes. Minority interests in 27 cellular markets, representing 2.0 million pops, were accounted for using the equity method and were included in investment income at that date. All other cellular interests were accounted for using the cost method. The Company owns, outright and through JVs, interests in 23 other PCS markets, but these markets were not operational as of March 31, 2002. Following is a table of summarized operating data for the Company’s consolidated operations.

                                                        Three Months Ended or At
                                                                 March 31,
                                                          ----------------------
                                                             2002        2001
                                                          ----------  ----------
Total market population (in thousands) (1)                   27,548      25,670
Customers                                                 3,504,000   3,221,000
Market penetration - cellular and PCS markets                 12.72%      12.55%
Market penetration - cellular markets only                    13.18%      12.55%
Markets in operation - cellular and PCS markets                 148         142
Markets in operation - cellular markets only                    142         142
Total employees                                               5,225       5,250
Cell sites in service                                         3,049       2,597
Average monthly revenue per customer                      $   44.14   $   44.65
Postpay churn rate per month                                    1.9%        1.7%
Marketing cost per gross customer addition                $     365   $     308

(1)   Calculated using Claritas population estimates for 2001 and 2000, respectively.

The growth in the Company’s operating income in 2002, which includes 100% of the revenues and expenses of its consolidated markets plus its corporate office operations, primarily reflects improvements in the Company’s overall operations. The improvement primarily resulted from growth in the Company’s customer base and revenues and a reduction in amortization of intangibles. Operating revenues, driven by a 9% increase in customers served, rose $38.7 million, or 9%, in 2002. Operating cash flow (operating income plus depreciation and amortization of intangibles) increased $21.8 million, or 17%, in 2002. Operating income increased $20.4 million, or 35%, in 2002. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 effective January 1, 2002, and ceased the amortization of license costs on that date. The Company determined that no impairment charge was required upon the completion of the initial impairment review required under SFAS No. 142. The aggregate effect of ceasing amortization increased operating income by $9.2 million, or 16%, in 2002.

The amounts reported previously for “operating cash flow” do not represent cash flows from operations as defined by generally accepted accounting principles (“GAAP”). The Company believes that this is a useful measure of its performance but it should not be construed as an alternative to measures of performance determined under GAAP.

Investment and other income decreased $2.2 million in 2002. Net income and diluted earnings per share increased $13.5 million and $.16, respectively, in 2002. Excluding the after-tax effects of extraordinary losses, net income and diluted earnings per share increased $9.9 million and $.12, respectively, in 2002.

In the first three months of 2001, both net income and earnings per share included extraordinary losses. A summary of the after-tax effects of extraordinary losses on net income and diluted earnings per share in both 2002 and 2001 is shown below.

                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                          2002          2001
                                                      -----------   -----------
                                                        (Dollars in thousands,
                                                       except per share amounts)

Income from operations                                $    43,892   $    34,017
Less: Extraordinary (loss), net of tax                         --        (3,629)
                                                      -----------   -----------
Net income as reported                                $    43,892   $    30,388
                                                      ===========   ===========

Diluted earnings per share from operations            $       .51   $       .39
Less: Extraordinary (loss), net of tax                         --          (.04)
                                                      -----------   -----------
Diluted earnings per share as reported                $       .51   $       .35
                                                      ===========   ===========

Acquisition of Chicago 20MHz

On May 10, 2002, the Company announced that it entered into a definitive agreement with PrimeCo Wireless Communications LLC (“PrimeCo”) to acquire from PrimeCo all of the equity interests in Chicago 20MHz, LLC (“Chicago 20MHz”), including the assets and certain liabilities of Chicago 20MHz. Chicago 20MHz operates the PrimeCo PCS system in the Chicago Major Trading Area (“MTA”). Chicago 20MHz is the holder of certain FCC licenses, including a 20 megahertz PCS license in the Chicago MTA (excluding Kenosha County, Wisconsin) covering a total population of 13.1 million. The purchase price is approximately $610 million in cash, subject to certain working capital and other adjustments, plus the assumption of certain liabilities at closing. The Company intends to finance the purchase price through various sources, including bank and bond financing. The transaction is subject to certain conditions, including governmental and regulatory approvals and the completion of $500 million in debt financing, and is expected to close in the third quarter of 2002.

Operating Revenues

                                               Three Months Ended March 31,
                                          --------------------------------------
                                                 2002                 2001
                                          -----------------    -----------------
                                                   (Dollars in millions)
Operating Revenues
   Retail service                         $           373.8    $           326.6
   Inbound roaming                                     54.3                 64.0
   Long-distance and other                             33.0                 33.4
                                          -----------------    -----------------
      Service Revenues                                461.1                424.0
   Equipment sales                                     17.3                 15.8
                                          -----------------    -----------------
      Total Operating Revenues            $           478.4    $           439.8
                                          =================    =================

Operating revenues increased $38.6 million, or 9%, in 2002.

Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to the Company’s retail customers (“retail service”); (ii) charges to customers of other systems who use the Company’s cellular systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on the Company’s systems. Service revenues increased $37.1 million, or 9%, in 2002. The increase was primarily due to the growing number of retail customers. Monthly service revenue per customer averaged $44.14 in 2002, a 1% decrease from an average of $44.65 in 2001.

Retail service revenue increased $47.2 million, or 14%, in 2002. Growth in the Company’s customer base and an increase in average monthly retail service revenue per customer were the primary reasons for the increase in retail service revenue. The number of customers increased 9% to 3,504,000 at March 31, 2002, and average monthly retail service revenue per customer increased 4% to $35.79 in 2002. Management anticipates that overall growth in the Company’s customer base will continue at a slower pace in the future, primarily as a result of an increase in the number of competitors in its markets and continued penetration of the consumer market.

Monthly local retail minutes of use per customer averaged 237 in 2002 and 181 in 2001. The increase in monthly local retail minutes of use was driven by the Company’s focus on designing incentive programs and rate plans to stimulate overall usage. This increase was offset by a decrease in average revenue per minute of use in 2002. Management anticipates that the Company’s average revenue per minute of use will continue to decline in the future, reflecting increased competition and penetration of the consumer market.

Inbound roaming revenue decreased $9.7 million, or 15%, in 2002. The decline in inbound roaming revenue primarily resulted from the decrease in revenue per roaming minute of use on the Company’s systems, partially offset by an increase in roaming minutes used. In 2002, the increase in inbound roaming minutes of use was in proportion to the growth in the number of customers throughout the wireless industry. The decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates.

Management anticipates that the rate of growth in inbound roaming minutes of use will continue to slow down due to two factors:

  newer customers may roam less than existing customers, reflecting further penetration of the consumer market, and as new wireless operators begin service in the Company’s markets, the Company’s roaming partners could switch their business to these new operators.

Management also anticipates that average inbound roaming revenue per minute of use will continue to decline, reflecting the continued general downward trend in negotiated rates.

Average monthly inbound roaming revenue per Company customer averaged $5.20 in 2002 and $6.74 in 2001. The decrease in monthly inbound roaming revenue per Company customer is attributable to a decrease in inbound roaming revenue compared to an increase in the Company’s customer base.

Operating Expenses

                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                          2002          2001
                                                      ------------  ------------
                                                         (Dollars in millions)
Operating Expenses
   System operations                                  $      107.9  $       95.6
   Marketing and selling                                      80.1          71.3
   Cost of equipment sold                                     30.3          33.8
   General and administrative                                108.5         109.3
   Depreciation                                               66.0          55.2
   Amortization of intangibles                                 6.8          16.1
                                                      ------------  ------------
      Total Operating Expenses                        $      399.6  $      381.3
                                                      ============  ============

Operating expenses increased $18.3 million, or 5%, in 2002.

System operations expenses increased $12.3 million, or 13%, in 2002. System operations expenses include charges from other telecommunications service providers for the Company’s customers’ use of their facilities, costs related to local interconnection to the landline network, long-distance charges and outbound roaming expenses. The increase in system operations expenses in 2002 was due to the following factors:

  a 17% increase in the number of cell sites within the Company’s systems, to 3,049 in 2002 from 2,597 in 2001, as the Company continues to expand and enhance coverage in its service areas; and
  increases in minutes of use both on the Company’s systems and by the Company’s customers using other systems when roaming.

The ongoing reduction both in the per-minute cost of usage on the Company’s systems and in negotiated roaming rates partially offset the above factors.

As a result of the above factors, the components of system operations expenses were affected as follows:

  maintenance, utility and cell site expenses increased $2.4 million, or 9%;
  expenses incurred when the Company's customers used other systems when roaming increased $5.2 million, or 11%; and
  the cost of minutes used on the Company's systems increased $5.0 million, or 25%.

In total, management expects system operations expenses to increase over the next few years, driven by increases in the number of cell sites within the Company’s systems and increases in minutes of use, both on the Company’s systems and by the Company’s customers on other systems when roaming.

Marketing and selling expenses increased $8.8 million, or 12%, in 2002. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent expenses; corporate marketing department salaries and expenses; local advertising; and public relations expenses. The increase in 2002 was primarily due to increased costs related to improvements made to the Company’s telesales and merchandise management processes, partially offset by lower costs related to a 12% decrease in the number of gross customer activations.

Marketing cost per gross customer activation, which includes marketing and selling expenses and equipment subsidies, increased 19% to $365 in 2002 from $308 in 2001. The increase in cost per gross customer activation in 2002 was primarily due to the increase in marketing and selling costs spread over a reduced number of customer activations.

Cost of equipment sold decreased $3.5 million, or 10%, in 2002. The decrease in 2002 reflects the decline in unit sales related to the 12% decrease in gross customer activations.

General and administrative expenses decreased $768,000, or 1%, in 2002. These expenses include the costs of operating the Company’s customer care centers and local business offices, the costs of serving and retaining customers and corporate expenses other than the corporate engineering and marketing departments. The decrease in 2002 reflects a $3.5 million reduction in customer retention costs due to the slowing of the migration of customers from analog to digital service. This was offset by the increase in expenses required to serve the growing customer base in the Company’s markets and other expenses incurred related to the overall growth in the Company’s business.

Monthly general and administrative expenses per customer decreased 10% to $10.38 in 2002 from $11.51 in 2001. General and administrative expenses represented 24% of service revenues in 2002 and 26% in 2001.

Operating cash flow increased $21.8 million, or 17%, to $151.6 million in 2002. The improvement in 2002 was primarily due to substantial growth in customers and service revenues. Operating cash flow margins (as a percent of service revenues) were 32.9% in 2002 and 30.6% in 2001.

Depreciation expense increased $10.7 million, or 19%, in 2002. The increases reflect rising average fixed asset balances, which increased 23% in 2002. Increased fixed asset balances in 2002 resulted from the addition of new cell sites built to improve coverage and capacity in the Company’s markets and from upgrades to provide digital service in more of the Company’s service areas.

Amortization of intangibles decreased $9.3 million, or 58%, in 2002. In accordance with SFAS No. 142, effective January 1, 2002, the Company no longer amortizes previously recorded intangible assets with indefinite lives. These assets will be subject to periodic impairment tests. No impairment charge was required to be recorded upon the completion of the initial impairment review. In the first quarter of 2001, amortization of intangibles totaled $9.2 million.

Operating Income

Operating income totaled $78.8 million in 2002, an increase of $20.4 million, or 35%, from 2001. The operating income margins (as a percent of service revenues) were 17.1% in 2002 and 13.8% in 2001. The improvement in operating income in 2002 reflects the following:

  increased revenues, driven by growth in the number of customers served by the Company's systems; and
  a decrease in amortization of intangibles due to the implementation of SFAS No. 142.

These improvements were partially offset by the following factors:

  increased system operations expenses, driven by the increase in minutes of use by both the Company's customers and inbound roamers using the Company's systems; and
  increased marketing and selling expenses, driven by increased costs related to improvements in the Company’s telesales and merchandise management processes.

The Company expects each of the above factors to continue to have an effect on operating income and operating margins for the remainder of 2002. Any changes in the above factors, as well as the effects of other drivers of the Company’s operating results, may cause operating income and operating margins to fluctuate over the next several quarters.

The Company expects service revenues to continue to grow during the remainder of 2002; however, management anticipates that average monthly revenue per customer will continue to decrease, as retail service and inbound roaming revenue per minute of use decline. Additionally, the Company expects expenses to increase during the remainder of 2002 as it incurs costs associated with customer growth, service and retention and fixed assets added.

Management continues to believe there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Additionally, competitors licensed to provide PCS have initiated service in certain of the Company’s markets over the past several years. The Company expects other wireless operators to continue deployment of PCS throughout all of the Company’s clusters during 2002. Management continues to monitor other wireless communications providers’ strategies to determine how additional competition is affecting the Company’s results. The effects of additional wireless competition have significantly slowed customer growth in certain of the Company’s markets. Coupled with the downturn in the nation’s economy, the effect of increased competition has caused the Company’s customer growth in these markets to be slower than expected in the last half of 2001 and in the first three months of 2002. Management anticipates that overall customer growth will continue to be slower in the future, primarily as a result of the increase in the number of competitors in its markets and due to the maturation of the wireless industry.

Investment and Other Income

Investment and other income totaled $2.8 million in 2002 and $5.0 million in 2001.

Investment income was $10.5 million in 2002 and $7.2 million in 2001. Investment income primarily represents the Company’s share of net income from the markets managed by others that are accounted for by the equity method. The aggregate income from these markets increased in 2002, thus increasing investment income in 2002.

Interest income totaled $1.0 million in 2002 and $5.5 million in 2001. The decrease in 2002 is primarily due to the $3.7 million decrease in interest income on outstanding cash balances.

Interest expense totaled $9.0 million in 2002 and $8.8 million in 2001. Interest expense in 2002 is primarily related to Liquid Yield Option Notes (“LYONs”) ($2.2 million); the Company’s 7.25% Notes (the “Notes”) ($4.6 million); and the Company’s revolving credit facility with a series of banks (“Revolving Credit Facility”) ($1.6 million). Interest expense in 2001 was primarily related to LYONs ($2.7 million), the Notes ($4.6 million) and Revolving Credit Facility ($1.1 million).

The LYONs are zero coupon convertible debentures which accrete interest at 6% annually, but do not require current cash payments of interest. All accreted interest is added to the outstanding principal balance on June 15 and December 15 of each year.

The Company’s $250 million principal amount of Notes are unsecured and become due in August 2007. Interest on the Notes is payable semi-annually on February 15 and August 15 of each year.

The Revolving Credit Facility is a seven-year facility which was established in 1997. Borrowings under this facility accrue interest at the London InterBank Offered Rate (“LIBOR”) plus 19.5 basis points (for a rate of 2.1% at March 31, 2002). Interest and principal are due the last day of the borrowing period, as selected by the borrower, of either seven days or one, two, three or six months; any borrowings made under the facility are short-term in nature and automatically renew until they are repaid. The Company pays annual facility and administrative fees in addition to interest on any borrowings; these fees are recorded as interest expense. Any borrowings outstanding in August 2004, the termination date of the Revolving Credit Facility, are due and payable at that time along with any accrued interest. As of March 31, 2002, the Company had $233 million of borrowings outstanding under the Revolving Credit Facility, all of which will become due in 2002.

Income Taxes

Income tax expense was $35.3 million in 2002 and $27.2 million in 2001. The overall effective tax rates were 43% in both 2002 and 2001.

TDS and the Company are parties to a Tax Allocation Agreement, pursuant to which the Company is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial reporting purposes, the Company computes federal income taxes as if it was filing a separate return as its own affiliated group and was not included in the TDS group.

Extraordinary Item

Extraordinary item - (loss) on extinguishment of debt, net of tax totaled $(3.6) million, or $(.04) per diluted share, in 2001. In 2001, the Company satisfied $19.8 million face value ($8.5 million carrying value) of retired LYONs by paying $12.0 million in cash to the holders ($1.2 million of which was included in accounts payable at March 31, 2001). The loss in 2001 resulted from the difference between the retirement price, which approximated market value, and the accreted value of the LYONs retired. This loss is not deductible for tax purposes.

Net Income

Net income totaled $43.9 million in 2002 and $30.4 million in 2001. Diluted earnings per share was $0.51 in 2002 and $0.39 in 2001.

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

Cash flows from operating activities provided $172.2 million in 2002 and $137.7 million in 2001. Operating cash flow provided $151.6 million in 2002 and $129.8 million in 2001. Cash flows from other operating activities (investment and other income, interest expense, income taxes, changes in working capital and changes in otherassets and liabilities) provided $20.6 million in 2002 and $7.9 million in 2001. Income taxes and interest paid totaled $13.0 million in 2002 and $13.2 million in 2001.

Cash flows from investing activities required $114.5 million in 2002 and $175.9 million in 2001. Cash required for property, plant and equipment and system development expenditures totaled $100.1 million in 2002 and $120.4 million in 2001. In both periods, these expenditures were financed primarily with internally generated cash. These expenditures primarily represent the construction of 74 and 49 cell sites in 2002 and 2001, respectively, as well as other plant additions and costs related to the development of the Company’s office systems. In both periods, other plant additions included significant amounts related to the replacement of retired assets and the changeout of analog equipment for digital equipment. Acquisitions required $17.6 million in 2002 and $56.2 million in 2001. Cash distributions from cellular entities in which the Company has an interest provided $3.9 million in 2002 and $3.3 million in 2001.

Cash flows from financing activities required $33.4 million in 2002 and $20.8 million in 2001. In 2002, the Company repaid $31.0 million under its revolving credit facility with a group of banks. In 2001, the Company paid $10.8 million, and had recorded accounts payable of $1.2 million for amounts paid in April 2001, to satisfy the retirement of $19.8 million face value ($8.5 million carrying value) of LYONs by the holders. In 2001, the Company paid $11.0 million for the repurchase of 190,000 of its Common Shares. These repurchases had been executed in 2000 and the amount was included in accounts payable at year-end 2000.

Acquisitions and Divestitures

Acquisitions

The Company assesses its cellular holdings on an ongoing basis in order to maximize the benefits derived from clustering its markets. The Company also reviews attractive opportunities for the acquisition of additional wireless spectrum.

In 2002, the Company, through joint ventures, acquired majority interests in 10 megahertz (“MHz”) licenses in two PCS markets, representing a total population of 758,000, for $17.1 million in cash. The interests the Company acquired are 100% owned by the joint ventures, and the Company is considered to have the controlling financial interest in these joint ventures for financial reporting purposes.

In 2001, the Company acquired a majority interest in one cellular market, representing 123,000 pops, and deposited cash with the Federal Communications Commission (“FCC”) related to the potential acquisition of certain PCS licenses. The total cash outlay for these transactions was $60.8 million.

Divestitures

In 2002 and 2001, the Company had no material divestitures of cellular interests.

Pending Transactions

Business of Chicago 20MHz

As indicated above, the Company has entered into a definitive agreement with PrimeCo to acquire Chicago 20MHz, which owns wireless licenses and assets in the Chicago MTA, excluding Kenosha County, Wisconsin. The Chicago MTA is the fourth largest MTA in the United States. Chicago 20MHz owns licenses covering the 18 Basic Trading Areas (“BTAs”) that comprise the Chicago MTA, covering a population of approximately 13.1 million based on 2001

Claritas population estimates. The Chicago MTA includes the Chicago, Bloomington-Normal, Champaign-Urbana, Decatur-Effingham, Peoria, Rockford and Springfield BTAs in Illinois, and the South Bend and Fort Wayne BTAs in Indiana. The Chicago 20MHz network covers approximately 73% of the population in the licensed area.

Chicago 20MHz utilizes Code Division Multiple Access (“CDMA”) technology in a network which serves the Chicago MTA with over 500 cell sites. Chicago 20MHz currently serves approximately 350,000 customers, representing a penetration rate of approximately 3% based on 2001 Claritas population estimates for the licensed area of the Chicago 20MHz.

Chicago 20MHz utilizes both direct and indirect distribution channels, with direct distribution provided through 34 stores and kiosks, and indirect distribution through approximately 650 authorized retail partners. In addition, Chicago 20MHz has over 720 replenishment locations for its prepaid customers. Chicago 20MHz markets itself under the PrimeCo brand name. After the acquisition, the Company will re-launch the market under its “U.S. Cellular” brand.

At March 31, 2001, Chicago 20MHz had approximately 490 employees, none of which are represented by labor unions.

Chicago 20MHz competes in the Chicago MTA directly against larger and more established wireless service providers. The other wireless carriers competing in all or part of the Chicago MTA include Cingular, Verizon Wireless, AT&T Wireless, Sprint PCS, Nextel and VoiceStream. These competitors provide wireless services on a substantially national basis. As a result, they have customer bases substantially greater than Chicago 20MHz, which is only a local competitor, and also greater than the Company, which is a regional competitor, and may have financial resources that are substantially greater than Chicago 20MHz and the Company.

The markets of Chicago 20MHz are adjacent to the Iowa, Illinois, Wisconsin and Indiana markets of the Company’s Midwest cluster, which is its largest market cluster. Of the total Chicago MTA population of 13.1 million, approximately 81% is not currently covered by the Company’s licenses. There is a strong community of interest between the Company’s existing markets and the Chicago 20MHz markets. The Chicago MTA is the single largest roaming destination of the Company’s current customers.

For the twelve months ended December 31, 2001, Chicago 20MHz had net revenues of $232 million, operating cash flow of $12 million and a net loss of $27 million.

Other Pending Transactions

The Company is a limited partner in a joint venture that was a successful bidder for 17 licenses in 13 markets in the January 2001 FCC spectrum auction. The cost for the 17 licenses totaled $283.9 million. Legally the general partner controls the joint venture; however, the Company has included the joint venture in its consolidated financial statements because the Company is considered to have controlling financial interest for financial reporting purposes under GAAP. In 2001, the joint venture acquired five of such licenses in four markets for a total of $4.1 million and had deposits with the FCC totaling $56.1 million for the remaining licenses (classified as a current asset at March 31, 2002). In May 2002, the FCC refunded 85% of the deposits, or $47.6 million, and retained the remaining $8.5 million of deposits pending the outcome of the proceedings discussed below. Subject to the final outcome of such proceedings, the joint venture’s portion of the funding could possibly aggregate up to an additional $271.3 million to fund the acquisition of the remaining licenses. In addition, the Company has agreed to loan the general partner up to $20 million that could be used by the general partner to fund its investment in the licenses.

With respect to the remaining 12 licenses in nine markets, such licenses had been reauctioned by the FCC after defaults by winning bidders in a prior auction and were made subject by the FCC to the final outcome of certain legal proceedings initiated by the prior winning bidders. Following the reauction, one of the prior winning bidders obtained a court ruling that the FCC’s actions were illegal. In response to a request of the U.S. Department of Justice and the FCC, the U.S. Supreme Court has agreed to review this court ruling. In the event the prior winning bidder is successful in this litigation, the joint venture would receive a refund of its remaining deposit of $8.5 million made to the FCC for such 12 licenses. The joint venture’s financial requirements would then be limited to the five licenses in four markets that it acquired in 2001. If the FCC is successful in this litigation or the matter is otherwise resolved in a manner that will permit the joint venture to acquire the remaining licenses, the joint venture would be required to pay to the FCC the balance of the auction price for such licenses. The joint venture would then have significant financial requirements to build out such markets. The exact nature of the Company’s financial commitment going forward will be determined as the joint venture develops its long-term business and financing plans.

Liquidity and Capital Resources

Anticipated capital expenditures requirements for 2002 primarily reflect the Company’s plans for construction, system expansion and the execution of its plans to migrate to a single digital equipment platform. The Company’s construction and system expansion budget for 2002 is $620 million to $640 million, of which $101 million of expenditures have been incurred as of March 31, 2002. These expenditures will primarily address the following needs:

  Expand and enhance the Company's coverage in its service areas
  Addition of digital service capabilities to its systems, including the initial steps toward migration to a single digital equipment platform
  Satisfy certain regulatory requirements for specific services such as enhanced 911 and wireless number portability
  Enhance the Company's office systems

The Company’s conversion to a single digital equipment platform is expected to be completed by 2004, at an approximate cost of $400 million to $450 million, spread over the next three years. The estimated capital expenditures in 2002 include $80 million to $95 million related to this conversion.

The Company is generating substantial cash from its operations and anticipates financing all of the 2002 obligations listed above with internally generated cash and with borrowings under the Company’s Revolving Credit Facility as the timing of such expenditures warrants. The Company had $53.2 million of cash and cash equivalents at March 31, 2002.

At March 31, 2002, $267 million of the $500 million under the Company’s Revolving Credit Facility was unused and remained available to meet any short-term borrowing requirements. This line of credit provides for borrowing at LIBOR plus a contractual spread, based on the Company’s credit rating, which was 19.5 basis points as of March 31, 2002. The Company’s interest cost related to this line of credit would increase if its credit rating goes down, which would increase its cost of financing, but such line of credit would not cease to be available solely as a result of a decline in its credit rating. However, the continued availability of this revolving line of credit requires the Company to comply with certain negative and affirmative covenants, maintain certain financial ratios and to represent certain matters at the time of each borrowing. At March 31, 2002, the Company was in compliance with all covenants and other requirements set forth in the Revolving Credit Facility.

Management continues to believe there exists a seasonality in both service revenues and operating expenses, which may cause cash flows from operations to vary from quarter to quarter. However, these fluctuations are not considered to be large enough to cause the Company to look beyond its short-term financing sources to meet its cash needs during 2002. Subject to the discussion under “Financing of Chicago 20 MHz Acquisition” below, management believes that the Company’s cash flows from operations and sources of external financing, including the above-referenced Revolving Credit Facility, provide substantial financial flexibility for the Company to meet both its short- and long-term needs. The Company also currently has access to public and private capital markets to help meet its long-term financing needs. The Company anticipates issuing debt and equity securities only when capital requirements (including acquisitions), financial market conditions and other factors warrant. However, the availability of financial resources is dependent on economic events, business developments, technological changes, financial conditions or other factors, some of which may not be in the Company’s control. If at any time financing is not available on terms acceptable to the Company, it might be required to reduce its business development and capital expenditure plans, which could have a materially adverse effect on its business and financial condition. The Company does not believe that any circumstances that could materially adversely affect its liquidity or capital resources are currently reasonably likely to occur, but it cannot provide assurances that such circumstances will not occur or that they will not occur rapidly. Economic downturns, changes in financial markets or other factors could rapidly change the availability of the Company’s liquidity and capital resources.

At March 31, 2002, the Company is in compliance with all covenants and other requirements set forth in long-term debt indentures. The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in the Company’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future.

Financing of Chicago 20MHz Acquisition

Under the Purchase and Sale Agreement with PrimeCo, within 110 days of the date of the agreement, the Company is required to use commercially reasonable efforts to (i) obtain senior bank financing on the terms and conditions set forth in certain letters that it has received from a group of lenders and (ii) issue and sell debt securities pursuant to an engagement letter with an investment banking firm on terms and conditions acceptable to the Company in its sole discretion.

The acquisition price of approximately $610 million will be financed through various sources, including bank and bond financing. Additionally, the Company plans to invest approximately $90 million in the business of Chicago 20MHz during the first year following the acquisition. This capital investment would include an upgrade and expansion of the Chicago 20MHz network as well as an increase to its marketing distribution. The Company intends to obtain a new five-year, $250 million credit facility and file a $500 million debt shelf registration statement on Form S-3, with the intent to sell various debt securities. The Company is also contemplating other possible sources of financing.

The Company has received letters from certain lenders relating to the terms of a new credit facility, which would be in addition to its existing $500 million revolving credit facility discussed previously and would be entered into in connection with the acquisition of Chicago 20MHz. This would be a five-year credit facility of $250 million, with the option to increase the facility by up to $100 million to a maximum amount of $350 million on a single occasion at any time on or prior to the 90th day following the effectiveness of that facility. The credit facility terminates on December 1, 2002 if the acquisition of Chicago 20MHz is not completed by that date. Such facility would permit revolving loans on terms and conditions substantially similar to the Company’s existing revolving credit facility, except for the interest rate and certain additional provisions. The terms of the new revolving credit facility would provide for borrowings with interest at LIBOR plus a margin percentage based on the Company’s credit rating. Based on its current credit rating, the margin percentage would be 55 basis points (for a rate of 2.4% as of March 31, 2002). In addition, the completion of such facility will require the Company to have received ratings on its unsecured credit facilities that are not below BBB+ by Standard and Poor’s and not below Baa1 by Moody’s after giving pro forma effect to the acquisition of Chicago 20MHz and all financing and other transactions related thereto. Also, the Company will need to comply with certain financial covenants. The covenants include limitations on the ratios of funded debt to capitalization; earnings before interest, taxes, depreciation and amortization (“EBITDA”); and funded debt to EBITDA.

The new credit facility places other requirements on the Company, including the sale or placement of at least $250 million of debt securities on terms reasonably satisfactory to the lenders.

In connection with the acquisition of Chicago 20MHz, the Company expects to file with the SEC a shelf registration statement on Form S-3 to register the issuance from time to time of up to $500 million of senior debt securities. After the registration statement is declared effective by the SEC, U.S. Cellular expects to seek to issue at least $250 million of senior debt securities under such registration statement. However, there can be no assurance that the Company will be able to do so on terms and conditions that are acceptable to the Company.

If the Company is unable to obtain sufficient financing from the foregoing or other sources on terms acceptable to it within 110 days of the date of the definitive agreement with PrimeCo, either the Company or PrimeCo may terminate such agreement and, in such event, the Company would be required to pay PrimeCo a termination fee of $10 million.

The Company is continuing to evaluate all potential financing options related to the acquisition of Chicago 20MHz, including debt and equity financing and the use of current marketable equity securities.

Market Risk

The Company is subject to market rate risks due to fluctuations in interest rates and equity markets. All of the Company’s existing long-term debt is in the form of fixed-rate notes with original maturities ranging from five to 20 years. Accordingly, fluctuations in interest rates can lead to fluctuations in the fair value of such instruments. As of March 31, 2002, the Company has not entered into financial derivatives to reduce its exposure to interest rate risks.

The Company maintains a portfolio of available for sale marketable equity securities, which resulted from acquisitions and the sale of non-strategic investments. The market value of these investments, principally VOD ADRs, amounted to $190.8 million at March 31, 2002. A hypothetical 10% decrease in the share prices of these investments would result in a $19.1 million decline in the market value of the investments. As of March 31, 2002, the Company had recorded an unrealized loss, net of tax, of $127.5 million in other comprehensive income, and, as of that date, management did not consider the unrealized loss to be “other than temporary.” Management continues to review the valuation of the investments on a periodic basis. If management determines in the future that the unrealized loss is other than temporary, the loss will be recognized and recorded in the income statement.

The Company continues to evaluate all potential financing options related to the acquisition of Chicago 20MHz, including debt and equity financing and the use of its marketable equity securities. The Company is evaluating different options for the use of its marketable securities. Based upon the type of transactions that may be entered into considered together with the factors reviewed by management described below in Critical Accounting Policies and Estimates, a portion of the unrealized holding loss, which totaled $127.5 million, net of tax, at March 31, 2002, may have to be recognized and recorded in the income statement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from estimates under different assumptions or conditions.

Management believes the following critical accounting policies reflect the most significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company holds a substantial amount of marketable securities that are publicly traded and can have volatile share prices. The marketable securities are adjusted to market value each period with the change in value of the securities reported as Other Comprehensive Income, net of income taxes, which is included in the stockholders’ equity section of the balance sheet. If management determined that any decline in value of the marketable securities was “other than temporary”, the unrealized loss included in other comprehensive income would be recognized and recorded as a loss in the income statement. Factors that management reviews in determining an other than temporary decline include whether there has been a significant change in the financial condition, operational structure or near-term prospects of the issuer; how long the security has been below historical cost; and whether the Company has the intent and ability to retain its investment in the issuer’s securities to allow the market value to return to historical cost levels. The Company is in the same industry classification as the issuers of its marketable securities, enhancing the Company’s ability to evaluate the effects of any changes in industry-specific factors which may affect the determination of whether a decline in market values of its marketable securities is other than temporary. There can be no assurance that, upon review of such factors at a later date, a material loss will not be recognized in the income statement. See “Market Risk” for further discussions.

The Company has substantial investments in long-lived assets, including substantial amounts of intangible assets, primarily investments in licenses, as a result of acquisitions of interests in wireless licenses. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates the asset for possible impairment based on an estimate of related undiscounted cash flows over the remaining asset life. If any impairment is identified, a loss is recognized for the difference between the fair value of the asset (less cost to sell) and the carrying value of the asset.

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002, and no longer amortizes investment in licenses and goodwill for equity method investments. In connection with SFAS No. 142, the Company has assessed its recorded balances of investment in licenses for potential impairment. The Company completed its impairment assessment in the first quarter of 2002, and no impairment charge was required to be recorded. An impairment review is required annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There can be no assurance that, upon reviews at a later date, material impairment charges will not be required.

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it were determined that the Company would be able to realize the deferred tax asset in excess of its net recorded amount, an adjustment to deferred tax assets would increase income. Likewise, if it were determined that the Company would not be able to realize the net deferred tax asset amount, an adjustment to deferred tax assets would reduce income.

RELATED PARTY TRANSACTIONS

The Company is billed for all services it receives from TDS, pursuant to the terms of various agreements between the Company and TDS. The majority of these billings are included in the Company’s general and administrative expenses. Some of these agreements were established at a time prior to the Company’s initial public offering when TDS owned more than 90% of the Company’s outstanding capital stock and may not reflect terms that would be obtainable from an unrelated third party through arms-length negotiations. The principal arrangements that affect the Company’s operations are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which is incorporated by reference herein. Management believes the method TDS uses to allocate common expenses is reasonable and that all expenses and costs applicable to the Company are reflected in the Company’s financial statements on a basis which is representative of what they would have been if the Company operated on a stand-alone basis.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY STATEMENT

This Management’s Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Annual Report to Shareholders contain statements that are not based on historical fact, including the words “believes”, “anticipates”, “intends”, “expects”, and similar words. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following risks:

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

  Costs, integration problems or other factors associated with acquisitions/divestitures of properties and or licenses could have an adverse effect on the Company's financial condition or results of operations.
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
  Changes in circumstances or other events, including failure to obtain necessary financing, could result in the failure of one or more conditions to the consummation of the acquisition of Chicago 20MHz, in which event such acquisition may not be completed or, if it is completed, costs, integration problems or other factors associated with such acquisition could have an adverse effect on the Company's financial condition or results of operations.
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

-17-
               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                           Three Months Ended
                                                                March 31,
                                                        -----------------------
                                                           2002         2001
                                                        ----------   ----------
                                                        (Dollars in thousands,
                                                       except per share amounts)
OPERATING REVENUES
  Service                                               $  461,113   $  423,959
  Equipment sales                                           17,307       15,810
                                                        ----------   ----------
    Total Operating Revenues                               478,420      439,769
                                                        ----------   ----------
OPERATING EXPENSES
  System operations                                        107,921       95,584
  Marketing and selling                                     80,056       71,305
  Cost of equipment sold                                    30,367       33,812
  General and administrative                               108,478      109,246
  Depreciation                                              65,977       55,244
  Amortization of intangibles                                6,775       16,095
                                                        ----------   ----------
    Total Operating Expenses                               399,574      381,286
                                                        ----------   ----------
OPERATING INCOME                                            78,846       58,483
                                                        ----------   ----------
INVESTMENT AND OTHER INCOME
  Investment income                                         10,461        7,167
  Amortization of licenses related to investments               --         (176)
  Interest income                                            1,038        5,522
  Other income (expense), net                                  357        1,309
  Interest (expense)                                        (9,029)      (8,821)
                                                        ----------   ----------
    Total Investment and Other Income                        2,827        5,001
                                                        ----------   ----------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST            81,673       63,484
Income tax expense                                          35,348       27,188
                                                        ----------   ----------
INCOME BEFORE MINORITY INTEREST                             46,325       36,296
Minority share of income                                    (2,433)      (2,279)
                                                        ----------   ----------
INCOME BEFORE EXTRAORDINARY ITEM                            43,892       34,017
    Extraordinary item - loss on
     extinguishment of debt, net of tax                         --       (3,629)
                                                        ----------   ----------
NET INCOME                                              $   43,892   $   30,388
                                                        ==========   ==========
BASIC WEIGHTED AVERAGE COMMON AND
  SERIES A COMMON SHARES (000s)                             86,053       85,989

BASIC EARNINGS PER COMMON AND SERIES A COMMON SHARE     $     0.51   $     0.35
                                                        ==========   ==========

DILUTED EARNINGS PER COMMON AND SERIES A COMMON SHARE   $     0.51   $     0.35
                                                        ==========   ==========

           The accompanying notes to consolidated financial statements are an integral part of these statements.
-18-
               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            2002        2001
                                                         ----------  ----------
                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $   43,892  $   30,388
  Add (Deduct) adjustments to reconcile net income
    to net cash provided by operating activities
      Depreciation and amortization                          72,752      71,339
      Deferred income tax provision                           9,450       4,835
      Investment income                                     (10,461)     (7,167)
      Minority share of income                                2,433       2,279
      Extraordinary item                                         --       3,629
      Other noncash expense                                   2,734       4,174
      Change in accounts receivable                          26,939      27,336
      Change in inventory                                    23,421      10,707
      Change in accounts payable                            (32,672)    (31,884)
      Change in accrued interest                             (4,353)     (4,189)
      Change in accrued taxes                                26,869      24,146
      Change in customer deposits and deferred revenue        3,949       2,498
      Change in other assets and liabilities                  7,278        (352)
                                                         ----------  ----------
                                                            172,231     137,739
                                                         ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment                (90,852)   (119,469)
  System development costs                                   (9,223)       (941)
  Investments in and advances (to)/from
    unconsolidated entities                                    (326)       (949)
  Distributions from unconsolidated entities                  3,878       3,320
  Acquisitions, excluding cash acquired                     (17,585)    (60,814)
  Other investing activities                                   (402)      3,000
                                                         ----------  ----------
                                                           (114,510)   (175,853)
                                                         ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Change in Revolving Credit Facility                       (31,000)         --
  Repayment of debt                                             (70)    (10,778)
  Repurchase of common shares                                    --     (10,992)
  Common Shares issued                                          297       2,831
  Capital (distributions) to minority partners               (2,653)     (1,839)
                                                         ----------  ----------
                                                            (33,426)    (20,778)
                                                         ----------  ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         24,295     (58,892)

CASH AND CASH EQUIVALENTS-
  Beginning of period                                        28,941     124,281
                                                         ----------  ----------
  End of period                                          $   53,236  $   65,389
                                                         ==========  ==========

           The accompanying notes to consolidated financial statements are an integral part of these statements.
-19-
               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                      (Unaudited)
                                                        March 31,   December 31,
                                                          2002          2001
                                                      ------------  ------------
                                                        (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents
    General funds                                     $     42,218  $     28,941
    Affiliated cash equivalents                             11,018            --
                                                      ------------  ------------
                                                            53,236        28,941

  Accounts Receivable
    Customers, net of allowance                            150,079       149,920
    Roaming                                                 52,927        78,572
    Other                                                   16,988        18,883
  Inventory                                                 32,581        55,996
  Prepaid expenses                                           9,890         9,442
  Deposit receivable from Federal
   Communications Commission                                56,060        56,060
  Other current assets                                       9,469         6,141
                                                      ------------  ------------
                                                           381,230       403,955
                                                      ------------  ------------
INVESTMENTS
  Licenses, net of accumulated amortization              1,314,596     1,298,623
  Marketable equity securities                             190,815       272,390
  Investment in unconsolidated entities,
    net of accumulated amortization                        164,802       159,454
  Notes and interest receivable - long-term                 49,624        49,220
                                                      ------------  ------------
                                                         1,719,837     1,779,687
                                                      ------------  ------------
PROPERTY, PLANT AND EQUIPMENT
  In service and under construction                      2,348,863     2,253,016
  Less accumulated depreciation                            902,117       833,675
                                                      ------------  ------------
                                                         1,446,746     1,419,341
                                                      ------------  ------------
DEFERRED CHARGES
  System development costs,
    net of accumulated amortization                        111,100       108,464
  Other, net of accumulated amortization                    13,974        13,567
                                                      ------------  ------------
                                                           125,074       122,031
                                                      ------------  ------------
  Total Assets                                        $  3,672,887  $  3,725,014
                                                      ============  ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.
-20-
               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    (Unaudited)
                                                      March 31,    December 31,
                                                        2002           2001
                                                    ------------   ------------
                                                       (Dollars in thousands)
CURRENT LIABILITIES
  Revolving Credit Facility                         $    233,000   $    264,000
  Accounts payable
    Affiliates                                             2,292          4,018
    Other                                                162,242        192,742
  Customer deposits and deferred revenues                 62,030         58,000
  Accrued interest                                         3,504          7,857
  Accrued taxes                                           35,307          8,362
  Accrued compensation                                    26,291         22,185
  Other current liabilities                               23,931         19,974
                                                    ------------   ------------
                                                         548,597        577,138
                                                    ------------   ------------
LONG-TERM DEBT
  6% zero coupon convertible debentures                  142,167        140,156
  7.25% unsecured notes                                  250,000        250,000
  Other                                                   13,000         13,000
                                                    ------------   ------------
                                                         405,167        403,156
                                                    ------------   ------------
DEFERRED LIABILITIES AND CREDITS
  Net deferred income tax liability                      330,830        354,153
  Other                                                    8,742          8,466
                                                    ------------   ------------
                                                         339,572        362,619
                                                    ------------   ------------
MINORITY INTEREST                                         47,922         46,432
                                                    ------------   ------------
COMMON SHAREHOLDERS' EQUITY
  Common Shares, par value $1 per share                   55,046         55,046
  Series A Common Shares, par value $1 per share          33,006         33,006
  Additional paid-in capital                           1,307,086      1,307,584
  Treasury Shares, at cost (1,987,419 and 2,001,560
    shares)                                             (120,965)      (122,010)
  Accumulated other comprehensive (loss)                (127,477)       (78,997)
  Retained earnings                                    1,184,933      1,141,040
                                                    ------------   ------------
                                                       2,331,629      2,335,669
                                                    ------------   ------------
  Total Liabilities and Shareholders' Equity        $  3,672,887   $  3,725,014
                                                    ============   ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.
-21-
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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2002 and December 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 and 2001, are not necessarily indicative of the results to be expected for the full year.

2.	Net Income used in computing Earnings per Common Share and the effect on income and the weighted average number of Common Series A Common Shares of dilutive potential common stock are as follows:
                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            2002        2001
                                                         ----------  ----------
                                                         (Dollars in thousands,
                                                       except per share amounts)

     Income before Extraordinary Item used in Basic
      Earnings per Share                                 $   43,892  $   34,017
      Extraordinary item                                         --      (3,629)
                                                         ----------  ----------

      Net Income Available to Common used in
        Basic Earnings per Share                         $   43,892  $   30,388
                                                         ==========  ==========

      Weighted average number of Common
        Shares used in Basic Earnings per Share (000's)      86,053      85,989
                                                         ==========  ==========

      Basic Earnings per Share
        Income before Extraordinary Item                 $     0.51  $     0.40
        Extraordinary Item                                       --       (0.05)
                                                         ----------  ----------
                                                         $     0.51  $     0.35
                                                         ==========  ==========
-22-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                            2002        2001
                                                         ----------  ----------
                                                        (Dollars in thousands,
                                                       except per share amounts)

     Income before Extraordinary Item used in Basic
      Earnings per Share                                 $   43,892  $   34,017
      Interest expense eliminated as a result of the
        pro forma conversion of Convertible Debentures,
        net of tax                                            1,190          --
                                                         ----------  ----------

      Income used in Diluted Earnings per Share              45,082      34,017
        Extraordinary item                                       --      (3,629)
                                                         ----------  ----------

      Net Income Available to Common used in
        Diluted Earnings per Share                       $   45,082  $   30,388
                                                         ==========  ==========

      Weighted average number of Common
        Shares used in Basic Earnings per Share (000's)      86,053      85,989
      Effect of Dilutive Securities:
        Stock options and Stock Appreciation Rights             189         278
        Conversion of convertible debentures                  2,945          --
                                                         ----------  ----------
      Weighted Average Number of Common
        Shares used in Diluted Earnings per Share            89,187      86,267
                                                         ==========  ==========

      Diluted Earnings Per Share
        Income before Extraordinary Item                 $     0.51  $     0.39
        Extraordinary Item                                       --       (0.04)
                                                         ----------  ----------
                                                         $     0.51  $     0.35
                                                         ==========  ==========
3.	Supplemental Cash Flow Information

The Company acquired certain cellular licenses and interests during the first three months of 2002 and 2001. In conjunction with these acquisitions, the following assets were acquired, liabilities assumed and Common Shares issued.

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                              2002       2001
                                                          ----------  ----------
                                                          (Dollars in thousands)
      Cellular licenses                                   $   17,050  $   59,689
      Other current assets                                       535          --
      Property, plant, and equipment, net                         --       1,125
                                                          ----------  ----------
      Decrease in cash due to acquisitions                $   17,585  $   60,814
                                                          ==========  ==========
-23-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes certain noncash transactions and interest and income taxes paid.
                                            Three Months Ended
                                                 March 31,
                                         --------------------------
                                            2002            2001
                                         ----------     -----------
                                            (Dollars in thousands)
      Interest paid                      $ 10,889        $ 10,159
      Income taxes paid                     2,139           3,048
      Noncash interest expense              2,293           2,843
4.	Other Comprehensive (Loss)

The Company's Comprehensive (Loss) includes Net Income and Unrealized Gains from Marketable Equity Securities that are classified as "available-for-sale". The following table summarizes the Company's Comprehensive (Loss).
                                                           Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           2002         2001
                                                        ----------   ----------
                                                         (Dollars in thousands)
      Accumulated Other Comprehensive Income
        (Loss)

      Balance, beginning of period                      $  (78,997)  $  (16,296)
      Other Comprehensive Income (Loss) -
        Unrealized (losses) on securities                  (81,574)     (89,284)
        Income Tax effect                                   33,094       35,713
                                                        ----------   ----------
      Net unrealized (losses) included in
        Comprehensive Income (Loss)                        (48,480)     (53,571)
                                                        ----------   ----------
      Balance, end of period                            $ (127,477)  $  (69,867)
                                                        ==========   ==========

      Comprehensive Income (Loss)

      Net Income                                        $   43,892   $   30,388
      Net unrealized (losses) on securities                (48,480)     (53,571)
                                                        ----------   ----------
                                                        $   (4,588)  $  (23,183)
                                                        ==========   ==========
5.	Marketable Equity Securities

Marketable equity securities include the Company’s investments in equity securities, primarily Vodafone AirTouch plc common shares. These securities are classified as available-for-sale and stated at fair market value.

-24-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company's marketable equity securities is summarized below.
                                                         March 31,  December 31,
                                                           2002         2001
                                                        ----------   ----------
                                                         (Dollars in thousands)
      Available-for-sale Equity Securities
        Aggregate Fair Value                            $  190,815   $  272,390
        Original Cost                                      405,061      405,061
                                                        ----------   ----------
        Gross Unrealized Holding (Losses)                 (214,246)    (132,671)

        Tax Effect                                         (86,769)     (53,674)
                                                        ----------   ----------
        Net Unrealized Holding (Losses), net of tax     $ (127,477)  $  (78,997)
                                                        ==========   ==========
6.	Investment in Licenses

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002, and no longer amortizes cellular license costs or goodwill for equity method investments.

The changes in the carrying amount of license costs at U.S. Cellular for the quarter ended March 31, 2002 and 2001, were as follows:

                                                       March 31,     March 31,
                                                         2002          2001
                                                     ------------  ------------
                                                        (Dollars in thousands)
      Balance, beginning of period                   $  1,298,623  $  1,224,430
      Change in investment in licenses during the
        quarter                                            15,973        51,502
      Amortization during quarter                              --        (9,243)
                                                     ------------  ------------
      Balance, end of period                         $  1,314,596  $  1,266,689
                                                     ------------  ------------
-25-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to SFAS No. 142, the Company assessed its recorded balances of cellular license costs for potential impairment in the first quarter of 2002. Management determined that no impairment charge needed to be recorded as of January 1, 2002. Income before extraordinary item and net income adjusted to exclude amortization expense, net of tax, recognized in the three months ended March 31, 2002 and 2001 is summarized below.

                                                          March 31,   March 31,
                                                            2002        2001
                                                         ----------  ----------
                                                          (Dollars in thousands)
Income before Extraordinary Item                         $   43,892  $   34,017
Amortization adjustment net of tax and minority
  interest effect of:
     License cost                                                --       6,327
     License and goodwill for equity method investments          --         120
                                                         ----------  ----------
Adjusted Income                                          $   43,892  $   40,464
                                                         ----------  ----------
Extraordinary Item - loss on extinguishment of debt              --      (3,629)
                                                         ----------  ----------
                                                         $   43,892  $   36,835
                                                         ==========  ==========

Basic earnings per share:
  Income before Extraordinary Item                       $     0.51  $     0.40
  Amortization Adjustment, net of tax and
    minority interest                                            --        0.08
  Extraordinary Item                                             --       (0.05)
                                                         ----------  ----------
  Adjusted Net Income                                    $     0.51  $     0.43
                                                         ==========  ==========

Diluted earnings per share:
  Income before Extraordinary Item                       $     0.51  $     0.39
  Amortization Adjustment, net of tax and
    minority interest                                            --        0.08
  Extraordinary Item                                             --       (0.04)
                                                         ----------  ----------
  Adjusted Net Income                                    $     0.51  $     0.43
                                                         ==========  ==========
7.	Treasury Shares

In 2000, the Company authorized the repurchase of up to 4.2 million of its Common Shares through three separate 1.4 million share programs. The Company may use repurchased shares to fund acquisitions and for other corporate purposes.

As of March 31, 2002, the Company had repurchased 4,139,000 Common Shares under these and other authorized programs. No shares were repurchased in the first quarter of 2002 or 2001.

-26-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Extraordinary Item - Loss on Extinguishment of Debt

During 2001, the Company retired a total of $19.8 million face value ($8.5 million carrying value) of its Liquid Yield Option Notes (“LYONs”) for $12.0 million in cash. The retirements resulted in an extraordinary loss of $3.6 million, $.05 per basic and $.04 per diluted share. There were no income tax benefits due to the conversion feature associated with these LYONs.

9.	Subsequent Event

Acquisition of Chicago 20 MHz:

On May 10, 2002, the Company announced that it entered into a definitive agreement with PrimeCo Wireless Communications LLC (“PrimeCo”) to acquire from PrimeCo all of the equity interests in Chicago 20MHz, LLC (“Chicago 20MHz”), including the assets and certain liabilities of Chicago 20MHz. Chicago 20MHz operates the PrimeCo wireless system in the Chicago Major Trading Area (“MTA”). Chicago 20MHz is the holder of certain FCC licenses, including a 20 megahertz PCS license in the Chicago MTA (excluding Kenosha County, Wisconsin) covering a total population of 13.1 million. The purchase price is approximately $610 million in cash, subject to certain working capital and other adjustments, plus the assumption of certain liabilities at closing. The Company intends to finance the purchase price through various sources, including bank and bond financing. The transaction is subject to certain conditions, including governmental and regulatory approvals and the completion of $500 million in debt financing, and is expected to close in the third quarter of 2002.

-27-
PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        On April 11, 2000, two affiliates of the Company, along with two unrelated wireless carriers, filed a declaratory judgment action in the United States District Court for the Northern District of Iowa against the Iowa Attorney General. This action was in response to the Attorney General's ongoing investigation of certain wireless industry practices involving wireless service agreements and related matters. The suit by the Company and the other wireless carriers sought to have certain state laws declared inapplicable to wireless service agreements and such practices. In response, the Iowa Attorney General filed suit in the Iowa State District Court for Polk County against the Company, alleging violations of various state consumer credit and other consumer protection laws. The parties settled their disputes and agreed to entry of a consent judgment and both cases have been dismissed. The Company paid $400,000 to the State of Iowa and agreed to certain business conduct restrictions, although it will continue to use term contracts with early termination provisions.

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

Item 6. Exhibits and Reports on Form 8-K.
(a)	Exhibits:

Exhibit 2 - Purchase and Sale Agreement dated May 9, 2002 between the Company and PrimeCo Wireless Commuications, LLC.

Exhibit 11 - Statement regarding computation of per share earnings is included herein as footnote 2 to the financial statements.

Exhibit 12 - Statement regarding computation of ratios.

Exhibit 99 - Copy of press release relating to Chicago 20MHz.

(b)	Reports on Form 8-K filed during the quarter ended March 31, 2002:
None.

-28-
SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date May 14, 2002	/s/ JOHN E. ROONEY
John E. Rooney President (Chief Executive Officer)

Date May 14, 2002	/s/ KENNETH R. MEYERS
Kenneth R. Meyers Executive Vice President-Finance and Treasurer (Chief Financial Officer)

Date May 14, 2002	/s/ JOHN T. QUILLE
John T. Quille Vice President and Controller (Principal Accounting Officer)

-29-