Form 10-Q/A
period 2002-03-31
UNITED STATES CELLULAR CORP
filed 2002-06-18
CIK 821130

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q /A

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

Explanatory Note

This amendment to the Form 10-Q for the quarterly period ended March 31, 2002 is being filed to provide additional disclosure relating to intangible assets and goodwill, to make certain other minor changes including correction of typographical and similar errors, and to describe certain subsequent events that have been previously announced since the date of the filing of the original Form 10-Q.

UNITED STATES CELLULAR CORPORATION
1ST QUARTER REPORT ON FORM 10-Q /A
INDEX
Page No.
Part I. Financial Information

Management's Discussion and Analysis of
Results of Operations and Financial Condition	4-18

Consolidated Statements of Operations -
Three Months Ended March 31, 2002 and 2001	19

Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2002 and 2001	20

Consolidated Balance Sheets -
March 31, 2002 and December 31, 2001	21-22

Notes to Consolidated Financial Statements	23-28

Part II. Other Information	29

Signatures	30

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

The growth in the Company’s operating income in 2002, which includes 100% of the revenues and expenses of its consolidated markets plus its corporate office operations, primarily reflects improvements in the Company’s overall operations. The improvement primarily resulted from growth in the Company’s customer base and revenues and a reduction in amortization of intangibles. Operating revenues, driven by a 9% increase in customers served, rose $38.7 million, or 9%, in 2002. Operating cash flow (operating income plus depreciation and amortization of intangibles) increased $21.8 million, or 17%, in 2002. Operating income increased $20.4 million, or 35%, in 2002. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 effective January 1, 2002, and ceased the amortization of license costs and goodwill on that date. The Company determined that no impairment charge was required upon the completion of the initial impairment review required under SFAS No. 142. The aggregate effect of ceasing amortization increased operating income by $9.2 million, or 16%, in 2002.

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

Amortization of intangibles decreased $9.3 million, or 58%, in 2002. In accordance with SFAS No. 142, effective January 1, 2002, the Company no longer amortizes previously recorded goodwill and intangible assets with indefinite lives. These assets will be subject to periodic impairment tests. No impairment charge was required to be recorded upon the completion of the initial impairment review. In the first quarter of 2001, amortization of intangibles totaled $9.2 million.

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

Net Income

Net income totaled $43.9 million in 2002 and $30.4 million in 2001. Diluted earnings per share was $0.51 in 2002 and $0.35 in 2001.

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

Cash flows from operating activities provided $172.2 million in 2002 and $137.7 million in 2001. Operating cash flow provided $151.6 million in 2002 and $129.8 million in 2001. Cash flows from other operating activities (investment and other income, interest expense, income taxes, changes in working capital and changes in other assets and liabilities) provided $20.6 million in

2002 and $7.9 million in 2001. Income taxes and interest paid totaled $13.0 million in 2002 and $13.2 million in 2001.

Cash flows from investing activities required $114.5 million in 2002 and $175.9 million in 2001. Cash required for property, plant and equipment and system development expenditures totaled $100.1 million in 2002 and $120.4 million in 2001. In both periods, these expenditures were financed primarily with internally generated cash. These expenditures primarily represent the construction of 74 and 49 cell sites in 2002 and 2001, respectively, as well as other plant additions and costs related to the development of the Company’s office systems. In both periods, other plant additions included significant amounts related to the replacement of retired assets and the changeout of analog equipment for digital equipment. Acquisitions required $17.6 million in 2002 and $60.8 million in 2001. Cash distributions from cellular entities in which the Company has an interest provided $3.9 million in 2002 and $3.3 million in 2001.

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

Liquidity and Capital Resources

Anticipated capital expenditures requirements for 2002 primarily reflect the Company’s plans for construction, system expansion and the execution of its plans to migrate to a single digital equipment platform. The Company’s construction and system expansion budget for 2002 is $620 million to $640 million, of which $100 million of expenditures have been incurred as of March 31, 2002. These expenditures will primarily address the following needs:

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

See Note 9 to Notes to Consolidated Financial Statements for information about a subsequent event.

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

The Company maintains a portfolio of available for sale marketable equity securities, which resulted from acquisitions and the sale of non-strategic investments. The market value of these investments, principally VOD ADRs, amounted to $190.8 million at March 31, 2002. A hypothetical 10% decrease in the share prices of these investments would result in a $19.1 million decline in the market value of the investments. As of March 31, 2002, the Company had recorded an unrealized loss, net of tax, of $127.5 million in other comprehensive income, and, as of that date, management did not consider the unrealized loss to be “other than temporary.” Management continues to review the valuation of the investments on a periodic basis. If management determines in the future that the unrealized loss is other than temporary, the loss will be recognized and recorded in the statement of operations .

The Company continues to evaluate all potential financing options related to the acquisition of Chicago 20MHz, including debt and equity financing and the use of its marketable equity securities. The Company is evaluating different options for the use of its marketable securities. Based upon the type of transactions that may be entered into considered together with the factors reviewed by management described below in Critical Accounting Policies and Estimates, a portion of the unrealized holding loss, which totaled $127.5 million, net of tax, at March 31, 2002, may have to be recognized and recorded in the statement of operations .

See Note 9 to Notes to Consolidated Financial Statements for information about a subsequent event.

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

The Company holds a substantial amount of marketable securities that are publicly traded and can have volatile share prices. The marketable securities are adjusted to market value each period with the change in value of the securities reported as Other Comprehensive Income, net of income taxes, which is included in the stockholders’ equity section of the balance sheet. If management determined that any decline in value of the marketable securities was “other than temporary”, the unrealized loss included in other comprehensive income would be recognized and recorded as a loss in the statement of operations . Factors that management reviews in determining an other than temporary decline include whether there has been a significant change in the financial condition, operational structure or near-term prospects of the issuer; how long the security has been below historical cost; and whether the Company has the intent and ability to retain its investment in the issuer’s securities to allow the market value to return to historical cost levels. The Company is in the same industry classification as the issuers of its marketable securities, enhancing the Company’s ability to evaluate the effects of any changes in industry-specific factors which may affect the determination of whether a decline in market values of its marketable securities is other than temporary. There can be no assurance that, upon review of such factors at a later date, a material loss will not be recognized in the statement of operations . See “Market Risk” for further discussions. See also Note 9 to Notes to Consoldiated Financial Statements for information about a subsequent event.

The Company has substantial investments in long-lived assets, including substantial amounts of intangible assets, primarily investments in licenses and goodwill , as a result of acquisitions of interests in wireless licenses and businesses . The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates the asset for possible impairment based on an estimate of related undiscounted cash flows over the remaining asset life. If any impairment is identified, a loss is recognized for the difference between the fair value of the asset (less cost to sell) and the carrying value of the asset.

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002, and no longer amortizes   licenses and goodwill   . In connection with SFAS No. 142, the Company has assessed its recorded balances of investment in licenses and goodwill for potential impairment. The Company completed its impairment assessment in the first quarter of 2002, and no impairment charge was required to be recorded. An impairment review is required annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There can be no assurance that, upon reviews at a later date, material impairment charges will not be required.

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

-18-
               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                           Three Months Ended
                                                                March 31,
                                                        -----------------------
                                                           2002         2001
                                                        ----------   ----------
                                                        (Dollars in thousands,
                                                       except per share amounts)
OPERATING REVENUES
  Service                                               $  461,113   $  423,959
  Equipment sales                                           17,307       15,810
                                                        ----------   ----------
    Total Operating Revenues                               478,420      439,769
                                                        ----------   ----------
OPERATING EXPENSES
  System operations                                        107,921       95,584
  Marketing and selling                                     80,056       71,305
  Cost of equipment sold                                    30,367       33,812
  General and administrative                               108,478      109,246
  Depreciation                                              65,977       55,244
  Amortization of intangibles                                6,775       16,095
                                                        ----------   ----------
    Total Operating Expenses                               399,574      381,286
                                                        ----------   ----------
OPERATING INCOME                                            78,846       58,483
                                                        ----------   ----------
INVESTMENT AND OTHER INCOME
  Investment income                                         10,461        7,167
  Amortization of goodwill related to investments               --         (176)
  Interest income                                            1,038        5,522
  Other income (expense), net                                  357        1,309
  Interest (expense)                                        (9,029)      (8,821)
                                                        ----------   ----------
    Total Investment and Other Income                        2,827        5,001
                                                        ----------   ----------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST            81,673       63,484
Income tax expense                                          35,348       27,188
                                                        ----------   ----------
INCOME BEFORE MINORITY INTEREST                             46,325       36,296
Minority share of income                                    (2,433)      (2,279)
                                                        ----------   ----------
INCOME BEFORE EXTRAORDINARY ITEM                            43,892       34,017
    Extraordinary item - loss on
     extinguishment of debt, net of tax                         --       (3,629)
                                                        ----------   ----------
NET INCOME                                              $   43,892   $   30,388
                                                        ==========   ==========
BASIC WEIGHTED AVERAGE COMMON AND
  SERIES A COMMON SHARES (000s)                             86,053       85,989

BASIC EARNINGS PER COMMON AND SERIES A COMMON SHARE     $     0.51   $     0.35
                                                        ==========   ==========

DILUTED EARNINGS PER COMMON AND SERIES A COMMON SHARE   $     0.51   $     0.35
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
-20-
               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                     Restated - See
                                                        Note 6.
                                                      (Unaudited)
                                                        March 31,   December 31,
                                                          2002          2001
                                                      ------------  ------------
                                                        (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents
    General funds                                     $     42,218  $     28,941
    Affiliated cash equivalents                             11,018            --
                                                      ------------  ------------
                                                            53,236        28,941

  Accounts Receivable
    Customers, net of allowance                            150,079       149,920
    Roaming                                                 52,927        78,572
    Other                                                   16,988        18,883
  Inventory                                                 32,581        55,996
  Prepaid expenses                                           9,890         9,442
  Deposit receivable from Federal
   Communications Commission                                56,060        56,060
  Other current assets                                       9,469         6,141
                                                      ------------  ------------
                                                           381,230       403,955
                                                      ------------  ------------
INVESTMENTS
  Licenses, net of accumulated amortization                874,764       858,791
  Goodwill, net of accumulated amortization                439,832       439,832
  Marketable equity securities                             190,815       272,390
  Investment in unconsolidated entities,
    net of accumulated amortization                        164,802       159,454
  Notes and interest receivable - long-term                 49,624        49,220
                                                      ------------  ------------
                                                         1,719,837     1,779,687
                                                      ------------  ------------
PROPERTY, PLANT AND EQUIPMENT
  In service and under construction                      2,348,863     2,253,016
  Less accumulated depreciation                            902,117       833,675
                                                      ------------  ------------
                                                         1,446,746     1,419,341
                                                      ------------  ------------
DEFERRED CHARGES
  System development costs,
    net of accumulated amortization                        111,100       108,464
  Other, net of accumulated amortization                    13,974        13,567
                                                      ------------  ------------
                                                           125,074       122,031
                                                      ------------  ------------
  Total Assets                                        $  3,672,887  $  3,725,014
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
-22-
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

The Company acquired certain cellular licenses and interests during the first three months of 2002 and 2001. In conjunction with these acquisitions, the following assets were acquired .

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
-24-
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

Marketable equity securities include the Company’s investments in equity securities, primarily Vodafone AirTouch plc American Depository Receipts . These securities are classified as available-for-sale and stated at fair market value.

-25-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company's marketable equity securities is summarized below.
                                                         March 31,  December 31,
                                                           2002         2001
                                                        ----------   ----------
                                                         (Dollars in thousands)
      Available-for-sale Equity Securities
        Aggregate Fair Value                            $  190,815   $  272,390
        Original Cost                                      405,061      405,061
                                                        ----------   ----------
        Gross Unrealized Holding (Losses)                 (214,246)    (132,671)

        Tax Effect                                         (86,769)     (53,674)
                                                        ----------   ----------
        Net Unrealized Holding (Losses), net of tax     $ (127,477)  $  (78,997)
                                                        ==========   ==========
6.	Investment in Licenses and Goodwill (as restated)

The Company has amended its presentation of intangibles to seperately disclose the investment in licenses and goodwill. Prior periods have been revised to conform to the current period presentation.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002, and no longer amortizes licenses and goodwill.

The changes in the carrying amount of license costs for the quarter ended March 31, 2002 and 2001, were as follows:

                                                            Restated
                                                     -------------------------
                                                       March 31,     March 31,
                                                         2002          2001
                                                     ------------  ------------
                                                        (Dollars in thousands)
      Balance, beginning of period                   $  858,791  $  857,608
      Additions and disposals during the quarter         15,973       2,145
      Amortization during quarter                          --        (6,474)
                                                     ------------  ------------
      Balance, end of period                         $  874,764  $  853,279
                                                     ------------  ------------
The changes in the carrying amount of goodwill for the quarter ended March 31, 2002 and 2001, were as follows:

                                                        Restated
                                                     --------------------------
                                                       March 31,     March 31,
                                                         2002          2001
                                                     ------------  ------------
                                                        (Dollars in thousands)
      Balance, beginning of period                   $  439,832  $  366,822
      Additions and disposals during the quarter             --      52,357
      Amortization during quarter                            --      (2,769)
                                                     ------------  ------------
      Balance, end of period                         $  439,832  $  416,410
                                                     ------------  ------------
-26-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The goodwill is related to various acquisitions structured to be tax-free. No deferred taxes have been provided on this goodwill.

Investments in unconsolidated entities also included goodwill of $24.6 million at March 31, 2002 and December 31, 2001.

Pursuant to SFAS No. 142, the Company assessed its recorded balances of cellular license costs and goodwill for potential impairment in the first quarter of 2002. Management determined that no impairment charge s needed to be recorded as of January 1, 2002. Income before extraordinary item and net income adjusted to exclude license cost and goodwill amortization expense, net of tax, recognized in the three months ended March 31, 2002 and 2001 is summarized below.

                                                             Restated
                                                      -----------------------
                                                          March 31,   March 31,
                                                            2002        2001
                                                         ----------  ----------
                                                          (Dollars in thousands)
Income before Extraordinary Item                         $   43,892  $   34,017
Amortization adjustment net of tax and minority
  interest effect of:
     License cost s                                               --       4,431
     Goodwill                                                    --       1,896
     Equity method goodwill                                      --         120
                                                         ----------  ----------
Adjusted Income                                          $   43,892  $   40,464
                                                         ----------  ----------
Extraordinary Item - loss on extinguishment of debt              --      (3,629)
                                                         ----------  ----------
                                                         $   43,892  $   36,835
                                                         ==========  ==========

Basic earnings per share:
  Income before Extraordinary Item                       $     0.51  $     0.40
  Amortization of license costs                                  --        0.05
  Amortization of goodwill                                       --        0.03
  Extraordinary Item                                             --       (0.05)
                                                         ----------  ----------
  Adjusted Net Income                                    $     0.51  $     0.43
                                                         ==========  ==========

Diluted earnings per share:
  Income before Extraordinary Item                       $     0.51  $     0.39
  Amortization of license costs                                  --        0.05
  Amortization of goodwill                                       --        0.03
  Extraordinary Item                                             --       (0.04)
                                                         ----------  ----------
  Adjusted Net Income                                    $     0.51  $     0.43
                                                         ==========  ==========
7.	Treasury Shares

In 2000, the Company authorized the repurchase of up to 4.2 million of its Common Shares through three separate 1.4 million share programs. The Company may use repurchased shares to fund acquisitions and for other corporate purposes.

-27-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

9.	Subsequent Event s

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

Monetization of Vodafone ADRs

On May 23, 2002, the Company announced that it had entered into contracts with multiple parties relating to its ownership of 10,245,370 Vodafone AirTouch plc American Depository Receipts (“ADRs”). The contracts, which have a term of five years, are known as variable prepaid forwards and “collar” or limit the company’s exposure to movements in the price of the ADRs. Initial proceeds from these transactions of approximately $160 million in cash will provide funding for the Company’s pending acquisition of the Chicago PrimeCo Wireless Communications LLC property. At the expiration of the contracts, the Company may settle the contracts by delivering Vodafone ADRs or an equivalent amount of cash. There are no taxes payable upon entering into these contracts.

Recognition of Other Than Temporary Investment Loss

On June 12, 2002, the Company announced that it will recognize in its statement of operations an other than temporary investment loss of approximately $146 million, net of tax in the second quarter ending June 30, 2002. The recognition of this loss has no impact on cash flows. The Company marks to market the value of its marketable equity securities on a regular basis so that its balance sheet always reflects the current market value of those securities. Management continues to review the valuation of the investments on a periodic basis.
-28-
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

Exhibit 2 - Purchase and Sale Agreement dated May 9, 2002 between the Company and PrimeCo Wireless Commuications, LLC is incorporated by reference to the previously filed Quarterly Report on Form 10-Q for the period ended March 31, 2002.

Exhibit 11 - Statement regarding computation of per share earnings is included herein as footnote 2 to the financial statements.

Exhibit 12 - Statement regarding computation of ratios.

Exhibit 99 - Copy of press release relating to Chicago 20MHz is incorporated by reference to the previously filed Quarterly Report on Form 10-Q for the period ended March 31, 2002.

(b)	Reports on Form 8-K filed during the quarter ended March 31, 2002:
None.

-29-
SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date June 18 , 2002	/s/ JOHN E. ROONEY
John E. Rooney President (Chief Executive Officer)

Date June 18 , 2002	/s/ KENNETH R. MEYERS
Kenneth R. Meyers Executive Vice President-Finance and Treasurer (Chief Financial Officer)

Date June 18 , 2002	/s/ JOHN T. QUILLE
John T. Quille Vice President and Controller (Principal Accounting Officer)

-30-