Form 10-Q
period 2002-06-30
UNITED STATES CELLULAR CORP
filed 2002-08-13
CIK 821130

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number 1-9712
UNITED STATES CELLULAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	62-1147325

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Class	Outstanding at July 31, 2002

Common Shares, $1 par value Series A Common Shares, $1 par value	53,087,967 Shares 33,005,877 Shares

UNITED STATES CELLULAR CORPORATION
2ND QUARTER REPORT ON FORM 10-Q
INDEX
Page No.
Part I. Financial Information

Management's Discussion and Analysis of Results of
Operations and Financial Condition
Results of Operations
Six Months Ended June 30, 2002 and 2001	4-11
Three Months Ended June 30, 2002 and 2001	11-13
Financial Resources and Liquidity	14-21
Critical Accounting Policies and Estimates	21-23
Certain Relationships and Related Transactions	23-24
Safe Harbor Cautionary Statement	24-25

Consolidated Statements of Operations -
Three Months and Six Months Ended June 30, 2002 and 2001	26

Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2002 and 2001	27

Consolidated Balance Sheets -
June 30, 2002 and December 31, 2001	28-29

Notes to Consolidated Financial Statements	30-37

Part II. Other Information	38-39

Signatures	40

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

The following discussion and analysis should be read in conjunction with the Company’s interim consolidated financial statements and footnotes included herein, and with the Company’s audited consolidated financial statements and footnotes, Management’s Discussion and Analysis of Results of Operations and Financial Condition and the description of the Company’s business included in Item 1. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which are incorporated by reference herein.

The Company owned either majority or minority interests in 175 cellular markets at June 30, 2002, representing 27,420,000 population equivalents (“pops”). The Company also owned interests in 28 personal communication service (“PCS”) markets at that date, representing 3,629,000 pops which are incremental to its cellular pops and whose geography does not overlap with its cellular markets (“incremental pops”). Both cellular and incremental PCS pops are calculated by multiplying the total population of each licensed area in which the Company has an interest by the Company’s ownership percentage of such licensed area.

The Company included the operations of 143 majority-owned cellular markets and five PCS markets, representing 26.2 million pops, in consolidated operations (“consolidated markets”) as of June 30, 2002. The consolidated PCS markets are owned through joint ventures (“JVs”), and the Company is considered to have a controlling financial interest in these JVs for financial reporting purposes. Minority interests in 27 cellular markets, representing 2.0 million pops, were accounted for using the equity method and were included in investment income at that date. All other cellular interests were accounted for using the cost method. The Company owns, outright and through JVs, interests in 23 other PCS markets, but these markets were not operational as of June 30, 2002.

RESULTS OF OPERATIONS

Six Months Ended 6/30/02 Compared to Six Months Ended 6/30/01

Following is a table of summarized operating data for the Company’s consolidated operations.

                                                   Six Months Ended or At
                                                          June 30,
                                                ----------------------------
                                                   2002              2001
                                                -----------      -----------
Total market population (in thousands) (1)           27,548           25,670
Customers                                         3,547,000        3,294,000
Market penetration - cellular and PCS markets        12.88%           12.83%
Market penetration - cellular markets only           13.34%           12.83%
Markets in operation - cellular and PCS markets         148              142
Markets in operation - cellular markets only            143              142
Total employees                                       5,175            5,200
Cell sites in service                                 3,145            2,688
Average monthly service revenue per customer    $     45.82      $     46.00
Postpay churn rate per month                           1.8%             1.7%
Marketing cost per gross customer addition      $       378      $       325

(1) Represents 100% of the population of the licensed areas in which the Company
has  a  controlling   financial  interest  for  financial   reporting  purposes.
Calculated using Claritas population estimates for 2001 and 2000, respectively.

The growth in the Company’s operating income in 2002, which includes 100% of the revenues and expenses of its consolidated markets plus its corporate office operations, primarily reflects improvements in the Company’s overall operations. The improvement primarily resulted from growth in the Company’s customer base and revenues and a reduction in amortization of intangibles. Operating revenues, driven by an 8% increase in customers served, rose $91.1 million, or 10%, in 2002. Operating cash flow (operating income plus depreciation and amortization of intangibles) increased $31.6 million, or 11%, in 2002. Operating income increased $26.8 million, or 18%, in 2002. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 effective January 1, 2002, and ceased the amortization of license costs and goodwill on that date. The Company determined that no impairment charge was required upon the completion of the initial impairment review required under SFAS No. 142. The aggregate effect of ceasing amortization increased operating income by $18.0 million, or 12%, in 2002.

The amounts reported previously for “operating cash flow” do not represent cash flows from operations as defined by generally accepted accounting principles (“GAAP”). The Company believes that this is a useful measure of its performance but it should not be construed as an alternative to measures of performance determined under GAAP.

Investment and other income decreased $245.8 million in 2002, primarily due to the $244.7 million other than temporary loss recorded on the writedown of marketable equity securities in June 2002. Net income and diluted earnings per share decreased $133.0 million and $1.54, respectively, in 2002. Excluding the after-tax effects of the other than temporary loss on investments in 2002, net income and diluted earnings per share increased $12.6 million and $.14, respectively, in 2002. A summary of the after-tax effects of the other than temporary loss on investments, license and goodwill amortization and losses on the retirement of debt on net income and diluted earnings per share in both 2002 and 2001 is shown below.

                                                          Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                          2002          2001
                                                       ----------    ----------
                                                        (Dollars in thousands,
                                                       except per share amounts)

Net Income (Loss) from:
  Operations                                           $  100,377    $  105,599
  (Loss) on marketable securities                        (145,587)           --
  License and goodwill amortization                            --       (12,677)
  (Loss) on retirement of debt                                 --        (5,165)
                                                       ----------    ----------
Net income (loss) as reported                          $  (45,210)   $   87,757
                                                       ==========    ==========

Diluted Earnings (Loss) Per Share from:
  Operations                                           $     1.15    $     1.20
  (Loss) on marketable securities                           (1.68)           --
  License and goodwill amortization                            --          (.14)
  (Loss) on retirement of debt                                 --          (.05)
                                                       ----------    ----------
Diluted earnings (loss) per share as reported          $     (.53)   $     1.01
                                                       ==========    ==========
Operating Revenues

                                                Six Months Ended June 30,
                                              ---------------------------
                                                 2002             2001
                                              ----------       ----------
                                                 (Dollars in millions)
Operating Revenues
  Retail service                              $    774.1       $    684.2
  Inbound roaming                                  116.7            131.4
  Long-distance and other                           71.5             69.5
                                              ----------       ----------
     Service Revenues                              962.3            885.1
  Equipment sales                                   43.8             30.0
                                              ----------       ----------
     Total Operating Revenues                 $  1,006.1       $    915.1
                                              ==========       ==========

Operating revenues increased $91.1 million, or 10% in 2002.

Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to the Company’s retail customers (“retail service”); (ii) charges to customers of other systems who use the Company’s cellular systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on the Company’s systems. Service revenues increased $77.1 million, or 9%, in 2002. The increase was primarily due to the growing number of retail customers. Monthly service revenue per customer averaged $45.82 in 2002 and $46.00 in 2001.

Retail service revenue increased $89.9 million, or 13%, in 2002. Growth in the Company’s customer base and an increase in average monthly retail service revenue per customer were the primary reasons for the increase in retail service revenue. The number of customers increased 8% to

3,547,000 at June 30, 2002, and average monthly retail service revenue per customer increased 4% to $36.86 in 2002. Management anticipates that overall growth in the Company’s customer base will continue at a slower pace in the future, primarily as a result of an increase in the number of competitors in its markets and continued penetration of the consumer market.

Monthly local retail minutes of use per customer averaged 259 in 2002 and 199 in 2001. The increase in monthly local retail minutes of use was driven by the Company’s focus on designing incentive programs and rate plans to stimulate overall usage. This increase was partially offset by a decrease in average revenue per minute of use in 2002. Management anticipates that the Company’s average revenue per minute of use will continue to decline in the future, reflecting increased competition and continued penetration of the consumer market.

Inbound roaming revenue decreased $14.7 million, or 11%, in 2002. The decline in inbound roaming revenue primarily resulted from the decrease in revenue per roaming minute of use on the Company’s systems, partially offset by an increase in roaming minutes used. In 2002, the increase in inbound roaming minutes of use was primarily driven by the overall growth in the number of customers throughout the wireless industry. The decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates.

Management anticipates that the rate of growth in inbound roaming minutes of use will be reduced due to two factors:

  newer customers may roam less than existing customers, reflecting further penetration of the consumer market; and
  as new wireless operators begin service in the Company’s markets, the Company’s roaming partners could switch their business to these new operators.

Management also anticipates that average inbound roaming revenue per minute of use will continue to decline, reflecting the continued general downward trend in negotiated rates.

Average monthly inbound roaming revenue per Company customer averaged $5.56 in 2002 and $6.83 in 2001. The decrease in monthly inbound roaming revenue per Company customer is attributable to a decrease in inbound roaming revenue compared to an increase in the Company’s customer base.

Long-distance and other revenue increased $2.0 million, or 3%, in 2002 as the volume of long-distance calls billed by the Company increased, primarily from inbound roamers using the Company’s systems to make long-distance calls. Monthly long-distance and other revenue per customer averaged $3.40 in 2002 and $3.62 in 2001.

Equipment sales revenues increased $13.9 million, or 47%, in 2002. The increase in equipment sales revenues reflects a change in the Company’s method of distributing handsets to its agent channel. Beginning in the second quarter of 2002, the Company began selling handsets to its agents at a price approximately equal to the Company’s cost. Previously, the Company’s agents purchased handsets from third parties. Selling handsets to agents enables the Company to provide better control over handset quality, set roaming preferences and pass along quantity discounts. As a result, equipment sales revenue and cost of goods sold increased by approximately $8 million during 2002. Management anticipates that these increases will continue in the future. Additionally, in 2002 the Company shifted its promotional activity from handset-related promotions to those based on increased minutes of use packages. As a result, revenues per handset sale increased in 2002. These increases were partially offset by the effect on handset sales of a 6% decrease in gross customer activations, to 493,000 in 2002 from 527,000 in 2001.

Operating Expenses

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                        2002           2001
                                                     ----------     ----------
                                                       (Dollars in millions)
Operating Expenses
  System operations                                  $    226.0     $    201.4
  Marketing and selling                                   163.2          139.3
  Cost of equipment sold                                   67.0           62.0
  General and administrative                              221.9          215.9
  Depreciation                                            134.9          112.9
  Amortization of intangibles                              14.2           31.4
                                                     ----------     ----------
     Total Operating Expenses                        $    827.2     $    762.9
                                                     ==========     ==========

Operating expenses increased $64.3 million, or 8%, in 2002.

System operations expenses increased $24.6 million, or 12%, in 2002. System operations expenses include charges from other telecommunications service providers for the Company’s customers’ use of their facilities, costs related to local interconnection to the landline network, long-distance charges and outbound roaming expenses. The increase in system operations expenses in 2002 was due to the following factors:

  a 17% increase in the number of cell sites within the Company’s systems, to 3,145 in 2002 from 2,688 in 2001, as the Company continues to expand and enhance coverage in its service areas; and
  increases in minutes of use both on the Company’s systems and by the Company’s customers using other systems when roaming.

The ongoing reduction both in the per-minute cost of usage on the Company’s systems and in negotiated roaming rates partially offset the above factors.

As a result of the above factors, the components of system operations expenses were affected as follows:

  maintenance, utility and cell site expenses increased $6.9 million, or 13%;
  expenses incurred when the Company’s customers used other systems when roaming increased $6.7 million, or 6%; and
  the cost of minutes used on the Company's systems increased $11.0 million, or 26%.

In total, management expects system operations expenses to increase over the next few years, driven by increases in the number of cell sites within the Company’s systems and increases in minutes of use, both on the Company’s systems and by the Company’s customers on other systems when roaming.

Marketing and selling expenses increased $23.9 million, or 17%, in 2002. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent expenses; corporate marketing, merchandise management and telesales department salaries and expenses; local advertising; and public relations expenses. The increase in 2002 was primarily due to the following factors:

  enhancements made to the Company’s merchandise management and telesales processes and the development of data services strategies, which resulted in a $12.7 million increase in 2002; and
  a $4.2 million increase in advertising costs, primarily related to certain pricing promotions implemented in the second quarter of 2002.

Marketing cost per gross customer activation, which includes marketing and selling expenses and equipment subsidies, increased 16% to $378 in 2002 from $325 in 2001. The increase in cost per gross customer activation in 2002 was primarily due to the increase in marketing and selling costs spread over a reduced number of customer activations. These costs included those related to the development of the Company’s data services strategies, which increased cost per gross activation by $12 in 2002. Also, during the second half of 2001, the Company changed certain agent compensation plans to reduce the base commission payment and include future residual payments to agents. Such residual payments recognize the agent’s role in providing ongoing customer support, promote agent loyalty and encourage agent sales to customers who are more likely to have greater usage and remain customers for a longer period of time. As a greater percentage of the Company’s customer base becomes activated by agents receiving residual payments, it is possible that the Company’s aggregate residual payments to agents may grow by a larger percentage than its customers . During the first six months of 2002, the combination of lower customer activations and the increased residual payments to certain agents increased cost per gross customer activation by $12.

Cost of equipment sold increased $4.9 million, or 8%, in 2002. The increase is primarily due to the approximately $8 million in handset costs related to the sale of handsets to agents beginning in the second quarter of 2002. Excluding these costs, cost of equipment sold decreased by approximately $3 million, or 5%, in 2002 related to the 6% decrease in gross customer activations.

General and administrative expenses increased $6.1 million, or 3%, in 2002. These expenses include the costs of operating the Company’s customer care centers and local business offices, the costs of serving and retaining customers and the majority of the Company’s corporate expenses. The increase in 2002 reflects the following factors:

  a $10.5 million increase in bad debt expense, primarily related to the downturn in the economy over the past 18 months; and
  an increase in the expenses required to serve the growing customer base and related to the overall growth in the Company’s business.

A $3.4 million reduction in customer retention expenses, due to the slowing of the migration of customers from analog to digital service, partially offset the above factors. The Company anticipates that customer retention expenses will increase in the future as it changes to a single digital technology platform and certain customers will require new handsets.

Monthly general and administrative expenses per customer decreased 6% to $10.57 in 2002 from $11.22 in 2001. General and administrative expenses represented 23% of service revenues in 2002 and 24% in 2001.

Operating cash flow increased $31.6 million, or 11%, to $328.1 million in 2002. The improvement in 2002 was primarily due to substantial growth in customers and service revenues. Operating cash flow margins (as a percent of service revenues) were 34.1% in 2002 and 33.5% in 2001.

Depreciation expense increased $22.0 million, or 19%, in 2002. The increases reflect rising average fixed asset balances, which increased 23% in 2002. Increased fixed asset balances in 2002 resulted from the following factors:

  the addition of new cell sites built to improve coverage and capacity in the Company’s markets;
  the addition of digital radio channels to the Company’s network to accommodate increased usage;
  upgrades to provide digital service in more of the Company’s service areas; and
  investments in the Company’s billing and office systems.

Amortization of intangibles decreased $17.2 million, or 55%, in 2002. In accordance with SFAS No. 142, effective January 1, 2002, the Company no longer amortizes previously recorded goodwill and intangible assets with indefinite lives. These assets will be subject to periodic impairment tests. No impairment charge was required to be recorded upon the completion of the initial impairment review. In the first six months of 2001, amortization of intangibles totaled $18.0 million.

Operating Income

Operating income totaled $178.9 million in 2002, an increase of $26.8 million, or 18%, from 2001. The operating income margins (as a percent of service revenues) were 18.6% in 2002 and 17.2% in 2001. The improvement in operating income in 2002 reflects the following:

increased service revenues, driven by growth in the number of customers served by the Company's systems; and a decrease in amortization of intangibles due to the implementation of SFAS No. 142.

These improvements were partially offset by the following factors:
  increased system operations expenses, primarily driven by the increase in the number of cell sites and also by increases in minutes of use by both the Company’s customers and inbound roamers using the Company’s systems; and
  increased marketing and selling expenses, primarily driven by increased costs related to improvements in the Company’s telesales and merchandise management processes and also by increases in advertising expenses.

The Company expects each of the above factors to continue to have an effect on operating income and operating margins for the remainder of 2002. Any changes in the above factors, as well as the effects of other drivers of the Company’s operating results, may cause operating income and operating margins to fluctuate over the next several quarters.

The Company expects service revenues to continue to grow during the remainder of 2002; however, management anticipates that average monthly service revenue per customer may decrease, as retail service and inbound roaming revenue per minute of use decline. Additionally, the Company expects expenses to increase during the remainder of 2002 as it incurs costs associated with customer growth, service and retention and fixed assets added.

Management continues to believe there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Additionally, competitors licensed to provide wireless services have initiated service in many of the Company’s markets over the past several years. The Company expects other wireless operators to continue deployment of their networks throughout all of the Company’s service areas during 2002. Management continues to monitor other wireless communications providers’ strategies to determine how additional competition is affecting the Company’s results. The effects of additional wireless competition have significantly slowed customer growth in certain of the Company’s markets. Coupled with the downturn in the nation’s economy, the effect of increased competition has caused the Company’s customer growth in these markets to be slower than expected over the past 12 months. Management anticipates that overall customer growth will continue to be slower in the future, primarily as a result of the increase in the number of competitors in its markets and due to the maturation of the wireless industry.

Investment and Other Income (Loss)

Investment and other income (loss) totaled a loss of $240.6 million in 2002 and income of $5.2 million in 2001.

Loss on cellular and other investments totaled $244.7 million in 2002. In June 2002, the Company recognized other than temporary losses on its investments in Vodafone AirTouch plc (“VOD”) and Rural Cellular Corporation (“RCCC”).

Investment income was $17.7 million in 2002 and $17.0 million in 2001. Investment income primarily represents the Company’s share of net income from the markets managed by others that are accounted for by the equity method. The aggregate income from these markets increased in 2002, thus increasing investment income in 2002.

Interest income totaled $2.4 million in 2002 and $7.8 million in 2001. The decrease in 2002 is primarily due to the $4.3 million decrease in interest income on outstanding cash balances, which was driven by both lower cash balances and lower interest rates in 2002.

Interest expense totaled $17.7 million in 2002 and $17.5 million in 2001. Interest expense in 2002 is primarily related to Liquid Yield Option Notes (“LYONs”) ($4.4 million); the Company’s 7.25% Notes (the “Notes”) ($9.2 million); and the Company’s existing revolving credit facility with a series of banks (the “1997 Revolving Credit Facility”) ($2.6 million). Interest expense in 2001 was primarily related to LYONs ($5.3 million), the Notes ($9.2 million) and the 1997 Revolving Credit Facility ($2.2 million).

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

The 1997 Revolving Credit Facility is a seven-year facility which was established in 1997. Borrowings under this facility accrue interest at the London InterBank Offered Rate (“LIBOR”) plus 19.5 basis points (for a rate of 2.03% at June 30, 2002). Interest and principal are due the last day of the borrowing period, as selected by the borrower, of either seven days or one, two, three or six months; any borrowings made under the facility are short-term in nature and automatically renew until they are repaid. The Company pays annual facility and administrative fees in addition to interest on any borrowings; these fees are recorded as interest expense. Any borrowings outstanding in August 2004, the termination date of the 1997 Revolving Credit Facility, are due and payable at that time along with any accrued interest. As of June 30, 2002, the Company had $15 million of borrowings outstanding under the 1997 Revolving Credit Facility, all of which will become due in 2002.

Income Taxes

Income tax expense (benefit) was a benefit of $20.1 million in 2002 and expense of $64.4 million in 2001. Excluding $99.1 million of income tax benefit in 2002 related to the other than temporary loss on investments, the Company’s effective tax rate was 43% in 2002 and 37% in 2001. The reason that the effective tax rate was lower in 2001 is due to the fact that, in 2001, income tax expense was reduced by $4.5 million to reflect one-time tax adjustments and that taxable income was reduced by $5.2 million of losses related to the extinguishment of debt; these losses were not deductible for tax purposes.

TDS and the Company are parties to a Tax Allocation Agreement, pursuant to which the Company is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial reporting purposes, the Company computes federal income taxes as if it was filing a separate return as its own affiliated group and was not included in the TDS group.

Net Income (Loss)

Net (loss) totaled $45.2 million in 2002 and net income totaled $87.8 million in 2001. Diluted earnings (loss) per share was ($0.53) in 2002 and $1.01 in 2001.

SFAS No. 145 “Rescission of SFAS No. 4, 44, and 64 and Technical Corrections” was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002 with early application encouraged. The provisions of SFAS No. 145 preclude gains and losses on the extinguishment of debt from being classified as extraordinary unless the criteria outlined in APB No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. The Company has elected to adopt SFAS No. 145 early and as a result, will no longer report the retirement of LYONs debt as extraordinary. Prior year after-tax losses related to LYONs debt retirements of $5.2 million for the six months ended June 30, 2001 and $1.5 million for the three months ended June 30, 2001, previously recorded as extraordinary items, have been reclassified as Other Income (Expense), Net in the Company’s statement of operations to conform with SFAS No. 145.

Three Months Ended 6/30/02 Compared to Three Months Ended 6/30/01

Operating revenues totaled $527.7 million in the second quarter of 2002, an increase of $52.4 million, or 11%, from 2001. Average monthly service revenue per customer increased to $47.48 in the second quarter of 2002 compared to $47.26 in the same period of 2001. The increase was primarily due to the increase in average retail service revenue per customer, to $37.93 from $36.65.

Retail service revenues increased $42.6 million, or 12%, in 2002 primarily due to the increased number of customers served. Average monthly local retail minutes of use per customer totaled 280 in the second quarter of 2002 compared to 215 in 2001.

Inbound roaming revenue decreased $5.0 million, or 7%, in 2002 as the increase in inbound roaming minutes of use was more than offset by a decrease in the average inbound roaming revenue per minute of use. Monthly inbound roaming revenue per customer averaged $5.90 in 2002 compared to $6.90 in 2001.

Long-distance and other revenue increased $2.4 million, or 7%, in 2002. The effect of an increase in the volume of long-distance calls billed by the Company, primarily from inbound roamers using the Company’s systems to make long-distance calls, was partially offset by price reductions primarily related to long-distance charges on roaming minutes of use. Monthly long-distance and other revenue per customer averaged $3.65 in 2002 and $3.71 in 2001.

Equipment sales revenue increased $12.4 million, or 88%, in 2002, primarily due to the change in the Company’s method of distributing handsets to its agent channel. As a result, equipment sales revenue and cost of goods sold increased by approximately $8 million during 2002.

Operating expenses totaled $427.7 million in the second quarter of 2002, an increase of $46.0 million, or 12%, from 2001. System operations expenses increased $12.3 million, or 12%, in 2002 as a result of increases in minutes of use and costs associated with maintaining 17% more cell sites than in 2001, partially offset by decreases in cost per minute for outbound roaming and long-distance transactions.

Marketing and selling expenses increased $15.1 million, or 22%, in 2002. The increase was primarily due to increased costs related to improvements made to the Company’s telesales and merchandise management processes, costs related to the development of the Company’s data services strategies and additional advertising costs related to certain pricing promotions. Cost per gross customer activation was $391 in 2002 and $346 in 2001.

Cost of equipment sold increased $8.4 million, or 30%, in 2002. The increase is primarily due to the approximately $8 million in handset costs related to the sale of handsets to agents beginning in the second quarter of 2002.

General and administrative expenses increased $6.8 million, or 6%, in 2002. The increase was primarily driven by a $7.6 million increase in bad debt expense, primarily related to the downturn in the economy over the past 12 months, and also by an increase in the expenses required to serve the growing customer base.

Operating cash flow increased $9.8 million, or 6%, to $176.5 million in 2002; operating cash flow margins (as a percent of service revenues) totaled 35.2% in 2002 and 36.1% in 2001.

Depreciation expense increased $11.3 million, or 20%, in 2002, reflecting a 21% increase in average fixed asset balances.

Operating income increased $6.4 million, or 7%, to $100.0 million in 2002; operating income margins (as a percent of service revenues) totaled 20.0% in 2002 and 20.3% in 2001.

Investment and other income (loss) totaled a loss of $243.4 million in 2002 and income of $3.9 million in 2001. Loss on cellular and other investments totaled $244.7 million in 2002, as the Company recognized an other than temporary loss on its investments in VOD and RCCC. Investment income decreased $2.5 million, or 26%, in 2002, as the aggregate net income from the markets in which the company had interests in both 2001 and 2002 decreased in the second quarter of 2002.

Interest expense decreased $45,000, or 1%, in 2002. Income tax expense (benefit) totaled a benefit of $55.5 million in 2002 and expense of $37.2 million in 2001. Excluding $99.1 million of income tax benefit in 2002 related to the other than temporary loss on investments, the Company’s effective tax rate was 43% in 2002 and 38% in 2001. The reason that the effective tax rate was lower in 2001 is due to the fact that, in 2001, income tax expense was reduced by $4.5 million to reflect one-time tax adjustments and that taxable income was reduced by $1.5 million of losses related to the extinguishment of debt; these losses were not deductible for tax purposes.

Net loss totaled $89.1 million in 2002 compared to net income of $57.4 million in 2001. Diluted earnings (loss) per share totaled ($1.04) in 2002 and $.65 in 2001. Excluding the after-tax effects of the other than temporary loss on investments, net income and diluted earnings per share totaled $56.5 million and $.65, respectively, in 2002. A summary of the after-tax effects of the other than temporary loss on investments, license and goodwill amortization and losses on the retirement of debt on net income and diluted earnings per share in both 2002 and 2001 is shown below.

                                                          Three Months Ended
                                                               June 30,
                                                       ------------------------
                                                          2002          2001
                                                       ----------    ----------
                                                        (Dollars in thousands,
                                                       except per share amounts)

Net Income (Loss) from:
  Operations                                           $   56,485    $   65,135
  (Loss) on marketable securities                        (145,587)           --
  License and goodwill amortization                            --        (6,230)
  (Loss) on retirement of debt                                 --        (1,536)
                                                       ----------    ----------
Net income (loss) as reported                          $  (89,102)   $   57,369
                                                       ==========    ==========

Diluted Earnings Per Share from:
  Operations                                           $      .65    $      .74
  (Loss) on marketable securities                           (1.69)           --
  License and goodwill amortization                            --          (.07)
  (Loss) on retirement of debt                                 --          (.02)
                                                       ----------    ----------
Diluted earnings per share as reported                 $    (1.04)   $      .65
                                                       ==========    ==========
-13-

FINANCIAL RESOURCES AND LIQUIDITY

The Company operates a capital- and marketing-intensive business. In recent years, the Company has generated operating cash flow and received cash proceeds from divestitures to fund its network construction costs and operating expenses. The Company anticipates further increases in cellular units in service, revenues, operating cash flow and fixed asset additions in the future. Operating cash flow may fluctuate from quarter to quarter depending on the seasonality of each of these growth factors.

Cash flows from operating activities provided $306.8 million in 2002 and $214.2 million in 2001. Operating cash flow provided $328.1 million in 2002 and $296.5 million in 2001. Cash flows from other operating activities (investment and other income, interest expense, income taxes, changes in working capital and changes in other assets and liabilities) required $21.3 million in 2002 and $82.2 million in 2001. Income taxes and interest paid totaled $22.7 million in 2002 and $71.0 million in 2001.

Cash flows from investing activities required $223.5 million in 2002 and $344.7 million in 2001. Cash required for property, plant and equipment and system development expenditures totaled $256.8 million in 2002 and $252.1 million in 2001. In both periods, these expenditures were financed primarily with internally generated cash. These expenditures primarily represent the construction of 170 and 140 cell sites in 2002 and 2001, respectively, as well as other plant additions, including the addition of digital radio channels to accommodate increased usage, and costs related to the development of the Company’s billing and office systems. In both periods, other plant additions included significant amounts related to the replacement of retired assets and the changeout of analog equipment for digital equipment. Acquisitions, excluding cash received, required $18.0 million in 2002 and $98.5 million in 2001. Cash distributions from cellular entities in which the Company has an interest provided $5.8 million in 2002 and $7.0 million in 2001.

Cash flows from financing activities required $93.9 million in 2002 and provided $12.9 million in 2001. In 2002, the Company received $160.0 million from the monetization of its VOD investment through a series of variable prepaid forward contracts. In 2002, the Company repaid $306.4 million under the 1997 Revolving Credit Facility. Borrowings under the 1997 Revolving Credit Facility totaled $57.4 million in 2002 and $41.0 million in 2001. In 2001, the Company paid $17.2 million in cash and issued 398,000 USM Common Shares to satisfy the retirement of $70.5 million face value ($30.4 million carrying value) of LYONs by the holders. In 2001, the Company paid $11.0 million for the repurchase of 190,000 of its Common Shares. These repurchases had been executed in 2000 and the amount was included in accounts payable at year-end 2000.

Acquisitions and Divestitures

Acquisitions

The Company assesses its cellular holdings on an ongoing basis in order to maximize the benefits derived from clustering its markets. The Company also reviews attractive opportunities for the acquisition of additional wireless spectrum.

Acquisition of Chicago 20MHz

On August 7, 2002, the Company completed the acquisition of all of the equity interests in Chicago 20MHz, LLC (“Chicago 20MHz”), including the assets and certain liabilities of Chicago 20MHz, from PrimeCo Wireless Communications LLC (“PrimeCo”). Chicago 20MHz operates the PrimeCo wireless system in the Chicago Major Trading Area (“MTA”). Chicago 20MHz is the holder of certain FCC licenses, including a 20 megahertz PCS license in the Chicago MTA (excluding Kenosha County, Wisconsin) covering a total population of 13.2 million. The purchase price was approximately $610 million, subject to certain working capital and other adjustments. The Company financed the purchase using its revolving lines of credit, proceeds from $175 million in 9% Series A Notes due 2032 (the “Series A Notes”) and proceeds from a $105 million loan from TDS. In May 2002, the Company raised approximately $160 million in cash when it entered into variable prepaid forward contracts related to its VOD ADRs; the proceeds from these contracts were initially used to pay down balances outstanding under the Company’s 1997 Revolving Credit Facility. See “Liquidity and Capital Resources – Financing of Chicago 20MHz Acquisition.”

The Chicago MTA is the fourth largest MTA in the United States. The markets of Chicago 20MHz are adjacent to the Iowa, Illinois, Wisconsin and Indiana markets of the Company’s Midwest cluster, which is its largest market cluster. Of the total Chicago MTA population of 13.2 million, approximately 81% is not currently covered by the Company’s licenses. There is a strong community of interest between the Company’s existing markets and the Chicago 20MHz markets. The Chicago MTA is the single largest roaming destination of the Company’s current customers.

The following information has been provided by PrimeCo to the Company:

Chicago 20MHz owns licenses covering the 18 Basic Trading Areas (“BTAs”) that comprise the Chicago MTA, covering a population of approximately 13.2 million based on 2001 Claritas population estimates. The Chicago MTA includes, among others, the Chicago, Bloomington-Normal, Champaign-Urbana, Decatur-Effingham, Peoria, Rockford and Springfield BTAs in Illinois, the South Bend and Fort Wayne BTAs in Indiana and the Benton Harbor BTA in Michigan. The Chicago 20MHz network covers approximately 73% of the population in the licensed area.

Chicago 20MHz utilizes Code Division Multiple Access (“CDMA”) technology in a network which serves the Chicago MTA with over 500 cell sites. Chicago 20MHz currently serves approximately 330,000 customers, representing a penetration rate of approximately 2.5% based on 2001 Claritas population estimates for the licensed area of Chicago 20MHz.

Chicago 20MHz utilizes both direct and indirect distribution channels, with direct distribution provided through 34 stores and kiosks, and indirect distribution through approximately 600 authorized agents. In addition, Chicago 20MHz has approximately 720 replenishment locations for its prepaid customers. Chicago 20MHz markets itself under the PrimeCo brand name. In the near future, the Company will re-launch the market under its “U.S. Cellular” brand.

At June 30, 2002, Chicago 20MHz had approximately 500 employees, none of which are represented by labor unions.

Chicago 20MHz competes in the Chicago MTA directly against larger and more established wireless service providers. The other wireless carriers competing in all or part of the Chicago MTA include Cingular, Verizon Wireless, AT&T Wireless, Sprint PCS, Nextel and VoiceStream. These competitors provide wireless services on a substantially national basis. As a result, they have customer bases substantially greater than Chicago 20MHz, which is only a local competitor, and also greater than the Company, which is a regional competitor, and have financial resources that are substantially greater than Chicago 20MHz and the Company.

For the twelve months ended December 31, 2001, Chicago 20MHz had net revenues of $232 million, operating cash flow of $12 million and a net loss of $27 million.

Other Acquisitions

Additionally, in the first six months of 2002, the Company, through joint ventures, acquired majority interests in 10 megahertz (“MHz”) licenses in three PCS markets, representing a total population of 911,000, for $18.0 million in cash. The interests the Company acquired are 100% owned by the joint ventures, and the Company is considered to have the controlling financial interest in these joint ventures for financial reporting purposes.

In the first six months of 2001, the Company completed the acquisition of 100% interests in licenses in six PCS markets and one cellular market, representing 2.4 million pops, for $98.5 million.

Divestitures

In 2002 and 2001, the Company had no material divestitures of cellular interests.

Pending Transactions

The Company is a limited partner in a joint venture that was a successful bidder for 17 licenses in 13 markets in the January 2001 FCC spectrum auction. The cost for the 17 licenses totaled $283.9 million. Legally, the general partner controls the joint venture; however, the Company has included the joint venture in its consolidated financial statements because the Company is considered to have controlling financial interest for financial reporting purposes under GAAP. In 2001, the joint venture acquired five of such licenses in four markets for a total of $4.1 million and had deposits with the FCC totaling $56.1 million for the remaining licenses. In May 2002, the FCC refunded 85% of the deposits, or $47.6 million, and retained the remaining $8.5 million of deposits pending the outcome of the proceedings discussed below. The remaining deposits are classified as a current asset at June 30, 2002. Subject to the final outcome of such proceedings, the joint venture’s portion of the funding could possibly aggregate up to an additional $271.3 million to fund the acquisition of the remaining licenses. In addition, the Company has agreed to loan the general partner up to $20 million that could be used by the general partner to fund its investment in the licenses.

With respect to the remaining 12 licenses in nine markets, such licenses had been reauctioned by the FCC after defaults by winning bidders in a prior auction and were made subject by the FCC to the final outcome of certain legal proceedings initiated by the prior winning bidders. Following the reauction, one of the prior winning bidders obtained a court ruling that the FCC’s actions were illegal. In response to a request of the U.S. Department of Justice and the FCC, the U.S. Supreme Court has agreed to review this court ruling and oral arguments have been tentatively set for October 8, 2002. In the event the prior winning bidder is successful in this litigation, the joint venture would receive a refund of its remaining deposit of $8.5 million made to the FCC for such 12 licenses. The joint venture’s financial requirements would then be limited to the five licenses in four markets that it acquired in 2001. If the FCC is successful in this litigation or the matter is otherwise resolved in a manner that will permit the joint venture to acquire the remaining licenses, the joint venture would be required to pay to the FCC the balance of the auction price for such licenses. The joint venture would then have significant financial requirements to build out such markets. The exact nature of the Company’s financial commitment going forward will be determined as the joint venture develops its long-term business and financing plans.

Liquidity and Capital Resources

Anticipated capital expenditures requirements for 2002 primarily reflect the Company’s plans for construction, system expansion and the execution of its plans to migrate to a single digital equipment platform. The Company’s construction and system expansion budget for 2002 is $620 million to $640 million, of which $257 million of expenditures have been incurred as of June 30, 2002. These expenditures primarily address the following needs:

  Expand and enhance the Company's coverage in its service areas
  Provide additional capacity to accommodate increased network usage by current customers
  Addition of digital service capabilities to its systems, including the initial steps toward migration to a single digital equipment platform
  Satisfy certain regulatory requirements for specific services such as enhanced 911 and wireless number portability
  Enhance the Company's billing and office systems

The Company expects its conversion to a single digital equipment platform to be completed during 2004, at an approximate cost of $400 million to $450 million, spread over the next three years. The estimated capital expenditures in 2002 include $80 million to $95 million related to this conversion. The Company has contracted with an infrastructure vendor to provide a substantial portion of the equipment related to the conversion. See Item 6. – Exhibit 10.1.

The Company may continue the repurchase of its common shares, as market conditions warrant, on the open market or at negotiated prices in private transactions. The Company’s repurchase program is intended to create value for the shareholders. The repurchases of common shares will be funded by internal cash flow, supplemented by short-term borrowings and other sources.

The Company’s Board of Directors has authorized management to opportunistically repurchase LYONs in private transactions. The Company may also purchase a limited amount of LYONs in open-market transactions from time to time. The Company’s LYONs are convertible, at the option of their holders, at any time prior to maturity, redemption or purchase, into USM Common Shares at a conversion rate of 9.475 USM Common Shares per LYON. Upon conversion, the Company has the option to deliver to holders either USM Common Shares or cash equal to the market value of the USM Common Shares into which the LYONs are convertible. The Company may redeem the LYONs for cash at the issue price plus accrued original issue discount through the date of redemption.

The Company is generating substantial cash from its operations and anticipates financing all of the 2002 obligations listed above with internally generated cash and with borrowings under the Company’s 1997 Revolving Credit Facility as the timing of such expenditures warrants. The Company had $18.2 million of cash and cash equivalents at June 30, 2002.

At June 30, 2002, $485 million of the $500 million under the Company’s 1997 Revolving Credit Facility was unused and remained available to meet any short-term borrowing requirements. This line of credit provides for borrowing at LIBOR plus a contractual spread, based on the Company’s credit rating, which was 19.5 basis points as of June 30, 2002. The Company’s interest costs related to this line of credit would increase if its credit rating goes down, which would increase its cost of financing, but such line of credit would not cease to be available solely as a result of a decline in its credit rating. However, the continued availability of this revolving line of credit requires the Company to comply with certain negative and affirmative covenants, maintain certain financial ratios and to represent certain matters at the time of each borrowing. At June 30, 2002, the Company was in compliance with all covenants and other requirements set forth in the 1997 Revolving Credit Facility.

See also "Financing of Chicago 20MHz Acquisition."

The Company holds various investments in publicly traded companies valued at $140.2 million as of June 30, 2002. These assets are classified for financial reporting purposes as available-for-sale securities. In May 2002, the Company entered into variable prepaid forward contracts related to all of its VOD securities. The Company received $160.0 million related to the contracts, which expire in five years and may be settled in cash or delivery of the underlying securities.

Management continues to believe there exists a seasonality in both service revenues and operating expenses, which may cause cash flows from operations to vary from quarter to quarter. However, these fluctuations are not considered to be large enough to cause the Company to look beyond its short-term financing sources to meet its cash needs during 2002. Subject to the discussion under “Financing of Chicago 20 MHz Acquisition” below, management believes that the Company’s cash flows from operations and sources of external financing, including the above-referenced 1997 Revolving Credit Facility, provide substantial financial flexibility for the Company to meet both its short- and long-term needs. The Company also may have access to public and private capital markets to help meet its long-term financing needs. The Company anticipates issuing debt and equity securities only when capital requirements (including acquisitions), financial market conditions and other factors warrant.

However, the availability of financial resources is dependent on economic events, business developments, technological changes, financial conditions or other factors, some of which may not be in the Company’s control. If at any time financing is not available on terms acceptable to the Company, it might be required to reduce its business development and capital expenditure plans, which could have a materially adverse effect on its business and financial condition. The Company does not believe that any circumstances that could materially adversely affect its liquidity or its capital resources are currently reasonably likely to occur, but it cannot provide assurances that such circumstances will not occur or that they will not occur rapidly. Economic downturns, changes in financial markets or other factors could rapidly change the availability of the Company’s liquidity and capital resources. Continued uncertainty of access to capital for telecommunications companies, further deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to the Company, which could require the Company to reduce its construction, development and acquisition programs.

At June 30, 2002, the Company is in compliance with all covenants and other requirements set forth in long-term debt indentures. The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in the Company’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future.

Financing of Chicago 20MHz Acquisition

The PrimeCo acquisition price of approximately $610 million was financed using the Company’s revolving lines of credit, proceeds of $175 million from the Series A Notes and proceeds from a $105 million loan from TDS. In May 2002, the Company raised approximately $160 million in cash when it entered into variable prepaid forward contracts related to its VOD ADRs; the proceeds from these contracts were initially used to pay down balances outstanding under the Company’s 1997 Revolving Credit Facility. The Company has obtained a five-year credit facility, amended in July 2002 to provide up to $325 million in financing (the “2002 Revolving Credit Facility”), which may be used to finance the purchase of PrimeCo and for other purposes.

The Company’s 2002 Revolving Credit Facility permits revolving loans on terms and conditions substantially similar to the Company’s 1997 Revolving Credit Facility, except for the interest rate and certain additional provisions. The terms of the 2002 Revolving Credit Facility provide for borrowings with interest at LIBOR plus a margin percentage based on the Company’s credit rating. Based on its current credit rating, the margin percentage is 55 basis points (for a rate of 2.39% as of June 30, 2002). Also, the Company needs to comply with certain financial covenants. The covenants include limitations on the ratios of funded debt to capitalization; earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense; and funded debt to EBITDA. The 2002 Revolving Credit Facility places other requirements on the Company, including the sale or placement of at least $175 million of debt securities on terms reasonably satisfactory to the lenders.

The Series A Notes were issued to PrimeCo in a private placement. The notes are callable by the Company at the principal amount after five years. In connection with the purchase of Chicago 20MHz from PrimeCo, the Company entered into an agreement pursuant to which it provided PrimeCo and transferees of PrimeCo rights to have such notes registered with the SEC for resale. At the time of the completion of the acquisition of Chicago 20MHz, PrimeCo delivered a notice to the Company to request that the Company cause all of the $175 million principal amount of such notes to be registered for resale in a shelf registration statement. The Company has agreed to use commercially reasonable efforts to cause such registration statement to be filed within 10 days after the receipt of such request. The request for registration was provided by PrimeCo on August 7, 2002.

The $105 million loan from TDS bears interest at an annual rate of 8.1%, payable quarterly, and becomes due in August 2008, with no penalty for prepayment. This loan is subordinated to the 2002 Revolving Credit Facility.

The Company filed with the SEC a shelf registration statement on Form S-3 to register the issuance from time to time of up to $500 million of senior debt securities. This registration statement was declared effective by the SEC in May 2002.

Subsequent to its acquisition of Chicago 20MHz, the Company began reevaluating its capital spending plans for the remainder of 2002. The Company expects to incur approximately $90 million in capital expenditures during the first year following the Chicago 20MHz acquisition, to improve coverage in the Chicago 20MHz network, including an upgrade of the current CDMA system to 1XRTT, and to enhance its marketing distribution in the Chicago market. The Company is currently evaluating what portion of the $90 million will be invested during 2002.

Additionally, as a result of the completion of the Chicago 20MHz acquisition, the Company is reevaluating the timing of certain portions of its planned migration to a single digital equipment platform. Any changes that result from this reevaluation could accelerate capital expenditures previously planned for 2003 into 2002, in order to migrate some service areas to the new platform sooner and minimize the Company’s investment in infrastructure and handsets which would be used on the old platform.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 143 “Accounting for Asset Retirement Obligations” was issued in June 2001, and will become effective for the Company beginning January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Throughout the useful life of the asset, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the asset’s useful life. The Company is currently reviewing the requirements of this new standard and has not yet determined the impact, if any, on the Company’s financial position or results of operations.

SFAS No. 145 “Rescission of SFAS No. 4, 44, and 64 and Technical Corrections” was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002 with early application encouraged. The provisions of SFAS No. 145 preclude gains and losses on the extinguishment of debt from being classified as extraordinary unless the criteria outlined in APB No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. The Company has elected to adopt SFAS No. 145 early and as a result will no longer report the retirement of LYONs debt as extraordinary. Prior year after-tax losses related to LYONs debt retirements of $5.2 million for the six months ended June 30, 2001 and $1.5 million for the three months ended June 30, 2001, previously recorded as extraordinary items, have been reclassified as Other Income (Expense), Net in the Company’s statement of operations to conform with SFAS No. 145.

SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” was issued in June 2002 and will become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company is currently reviewing the requirements of this new standard and has not yet determined the impact, if any, on the Company’s financial position or results of operations.

MARKET RISK

The Company is subject to market rate risks due to fluctuations in interest rates and equity markets. The majority of the Company’s existing long-term debt is in the form of fixed-rate notes with original maturities ranging from five to 20 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. As of June 30, 2002, the Company has not entered into financial derivatives to reduce its exposure to interest rate risks.

The Company maintains a portfolio of available for sale marketable equity securities, which resulted from acquisitions and the sale of non-strategic investments. The market value of these investments, principally VOD ADRs, amounted to $140.2 million at June 30, 2002 and $272.4 million at December 31, 2001. As of June 30, 2002, the net unrealized holding loss, net of tax, included in accumulated other comprehensive loss totaled $12.0 million following the recognition in the statement of operations of a loss related to the Company’s investments in marketable securities of $145.6 million, net of tax, as a result of management’s determination that unrealized losses with respect to the investments were “other than temporary.” Management continues to review the valuation of the investments on a periodic basis. If management determines in the future that any additional loss is other than temporary, the loss will be recognized and recorded in the statement of operations.

In May 2002, the Company entered into contracts with third parties relating to its investment in 10.2 million VOD ADRs. Each contract, known as a variable prepaid forward, provides a collar to the stock price for five years and, taken together, the contracts allowed the Company to borrow an aggregate of $160 million against the stock. The collars limit the Company’s exposure to movement in the VOD ADR price through the use of floors and caps. The collars limit the Company’s downside risk to an average of $15.60 per share and limit the upside potential to an average of $23.68 per share. These contracts are accounted for as cash flow hedges in accordance with SFAS No. 133. At the expiration of each contract, the Company may settle the contract by delivering cash or VOD ADRs. These transactions are discussed in detail in Note 9 to the consolidated interim financial statements included herein.

The following analysis presents the hypothetical change in the fair value of the Company’s marketable equity securities and derivative instruments at June 30, 2002, assuming the same hypothetical price fluctuations of plus and minus 10%, 20% and 30%.

                      Valuation of investments       June 30,        Valuation of investments
($ in thousands)     assuming indicated decrease       2002        assuming indicated increase
                          -30%     -20%       -10%  Fair Value      +10%        +20%       +30%
Marketable Equity
  Securities          $98,165  $112,188  $126,212    $140,235     $154,259  $168,282   $182,306

Derivative
  Securities          $47,436  $ 36,269  $ 24,999    $ 17,000     $  2,254  $ (9,323)  $(21,105)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company prepares its consolidated financial statements in accordance with GAAP. The Company’s significant accounting policies are discussed in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

The Company makes estimates and assumptions in the determination of revenue. Unbilled revenues, resulting from wireless service provided from the billing cycle date to the end of each month and from other wireless carriers’ customers using the Company’s wireless systems for the last half of each month, are estimated and recorded. Certain activation and reconnection fees are recognized over average customer service periods. Although the Company does not expect any significant changes to average customer service periods, a material increase in churn rates associated with the customer base could affect future operating results.

In evaluating the collectibility of its trade receivables, the Company assesses a number of factors, including a specific customer’s ability to meet its financial obligations to the Company, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assessments, the Company records both specific and general reserves for bad debt to reduce the related receivables to the amount the Company ultimately expects to collect from customers. If circumstances related to specific customers change or economic conditions worsen such that the Company’s past collection experience is no longer relevant, the Company’s estimate of the recoverability of its trade receivables could be further reduced from the levels provided for in the consolidated financial statements.

The Company has notes receivable aggregating $45.8 million from Kington Management Corporation (“Kington”) that are due in June 2005. These notes relate to the purchase by Kington of certain of the Company’s minority interests in 2000. The value of the notes cannot increase, but may decrease, and is directly related to the to the future fair market value of the related interests. There may be substantial variability in the future market values of these interests and risk of decline in the value of the notes. Management continues to review the valuation on a periodic basis.

The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and intangible assets. The Company is currently updating its fixed asset accounting systems. This process, completion of which is expected by year-end 2002, will include taking an inventory of major fixed asset categories, which may result in book-to-physical adjustments. Although the Company believes it is unlikely that any significant changes to the useful lives of its tangible or definite-lived intangible assets will occur in the near term, rapid changes in technology or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and the Company’s future consolidated operating results.

The Company holds a substantial amount of marketable securities that are publicly traded and can have volatile share prices. The Company recently entered into a series of variable prepaid forward contracts to minimize the impact of such volatility on the value of its VOD ADRs, which comprise the majority of its investment in marketable securities. The marketable securities are adjusted to market value each period with the change in value of the securities reported as Other Comprehensive Income, net of income taxes, which is included in the stockholders’ equity section of the balance sheet. If management determined that any decline in value of any of the Company’s marketable securities other than the VOD ADRs was “other than temporary”, the unrealized loss included in other comprehensive income would be recognized and recorded as a loss in the statement of operations. Factors that management reviews in determining an other than temporary decline include the following:

  whether there has been a significant change in the financial condition, operational structure or near-term prospects of the issuer;
  how long the value of the security has been below historical cost; and
  whether the Company has the intent and ability to retain its investment in the issuer’s securities to allow the market value to return to historical cost levels.

The Company is in the same industry classification as the issuers of its marketable securities, enhancing the Company’s ability to evaluate the effects of any changes in industry-specific factors which may affect the determination of whether a decline in market values of its marketable securities is other than temporary. There can be no assurance that, upon review of such factors at a later date, a material loss will not be recognized in the statement of operations. See “Market Risk” for further discussions.

In June 2002, the Company determined that the decline in value of its investment in marketable securities relative to their cost basis was other than temporary. A loss on the securities of $244.7 million was recorded in the statement of operations, reducing net income and earnings per diluted share for the six months ended June 30, 2002 by $145.6 million and $1.68, respectively.

The Company utilizes derivative financial instruments to reduce market rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. In June 1998, the FASB issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” which was amended in June 2000 by SFAS No. 138. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designations and whether the hedge is anticipated to be effective in achieving offsetting changes in the fair value of the hedged item or cash flows of the asset or liability hedged.

The Company has substantial investments in long-lived assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates the asset for possible impairment based on an estimate of related undiscounted cash flows over the remaining asset life. If any impairment is identified, a loss is recognized for the difference between the fair value of the asset (less cost to sell) and the carrying value of the asset.

The Company has substantial amounts of indefinite-lived intangible assets, primarily investments in licenses and goodwill, as a result of acquisitions of interests in wireless licenses and businesses. The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002, and no longer amortizes its investments in licenses and goodwill. In connection with SFAS No. 142, the Company has assessed its recorded balances of investment in licenses and goodwill for potential impairment. The Company completed its initial impairment assessments in the first quarter of 2002 and no impairment charge was necessary. After these initial impairment reviews, investments in licenses and goodwill must be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There can be no assurance that, upon review at a later date, material impairment charges will not be required.

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If management determined that the Company would be able to realize the deferred tax asset in excess of its net recorded amount, an adjustment to deferred tax assets would increase income. Likewise, if it were determined that the Company would not be able to realize the net deferred tax asset amount, an adjustment to deferred tax assets would reduce income.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 2002, the Company entered into a loan agreement with TDS under which it borrowed $105 million, which was used for the PrimeCo purchase. The loan bears interest at an annual rate of 8.1%, payable quarterly, and becomes due in August 2008, with prepayments optional. The loan is subordinated to the 2002 Revolving Credit Facility. The Company’s Board of Directors, including independent directors, approved the terms of this loan and determined that such terms were fair to the Company and all of its shareholders.

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

Walter C. D. Carlson, a director of the Company and a director and non-executive Chairman of the Board of Directors of TDS; Michael G. Hron, the General Counsel and an Assistant Secretary of the Company and TDS and the General Counsel, Secretary or an Assistant Secretary of certain subsidiaries of TDS; William S. DeCarlo, the Assistant General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the Assistant General Counsel and an Assistant Secretary of the Company and the Assistant Secretary of certain other subsidiaries of TDS, are partners of Sidley Austin Brown & Wood, the principal law firm of the Company, TDS and their subsidiaries. Michael G. Hron retired as a partner of Sidley Austin Brown & Wood as of July 31, 2002. Walter C. D. Carlson is also a trustee and beneficiary of the voting trust which controls TDS.

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

  Increases in the level of competition in the markets in which the Company operates could adversely affect the Company’s revenues or increase its costs to compete.
  Advances or changes in telecommunications technology could render certain technologies used by the Company obsolete. Competitors may have a lower fixed investment per customer because of technology changes.
  Changes in the telecommunications regulatory environment could adversely affect the Company’s financial condition or results of operations or could prevent the portion of the Company’s business which depends on access to competitors’ facilities from obtaining such access on reasonable terms.
  Changes in the supply or demand of the market for wireless licenses, increased competition, adverse developments in the Company’s business or the wireless industry and/or other factors could result in an impairment of the value of the Company’s investment in licenses, goodwill and/or physical assets, which may require the Company to write down the value of such assets.
  Continued depressed market values, continued declines thereof or other events evidencing an impairment in the value of the Company’s investments in available-for-sale marketable equity securities that are other than temporary may require the Company to write down the value of such securities.

  Settlements, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending or future litigation that are Company-specific or that apply to the wireless industry in general could have an adverse effect on the Company’s financial condition, results of operations or ability to do business.
  Costs, integration problems or other factors associated with acquisitions/divestitures of properties and or licenses could have an adverse effect on the Company’s financial condition or results of operations.
  Changes in prices, the number of wireless customers, average revenue per unit, penetration rates, churn rates, roaming rates and the mix of products and services offered in wireless markets could have an adverse effect on the Company’s operations.
  Changes in roaming partners, rates, and the ability to provide voice and data services on other carriers’ networks could have an adverse effect on the Company’s operations.
  Changes in competitive factors with national wireless carriers could result in product and cost disadvantages and could have an adverse effect on the Company’s operations.
  Continued uncertainty of access to capital for telecommunications companies, further deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to the Company, which could require the Company to reduce its construction, development and acquisition programs.
  Changes in the Company’s credit ratings could limit or restrict the availability of financing on terms and prices acceptable to the Company, which could require the Company to reduce its construction, development and acquisition programs.
  Changes in circumstances or other events relating to the acquisition of Chicago 20MHz, including integration costs or problems or other factors associated with such acquisition could have an adverse effect on the Company’s financial condition or results of operations.
  Changes in general economic and business conditions, both nationally and in the regions in which the Company operates, could have an adverse effect on the Company’s business.

The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.

                     UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Unaudited

                                            Three Months Ended            Six Months Ended
                                                 June 30,                     June 30,
                                        --------------------------  --------------------------
                                            2002          2001          2002          2001
                                        ------------  ------------  ------------  ------------
                                            (Dollars in thousands, except per share amounts)

OPERATING REVENUES
  Service                               $    501,153  $    461,162  $    962,266  $    885,121
  Equipment sales                             26,557        14,127        43,864        29,937
                                        ------------  ------------  ------------  ------------
    Total Operating Revenues                 527,710       475,289     1,006,130       915,058
                                        ------------  ------------  ------------  ------------
OPERATING EXPENSES
  System operations                          118,138       105,852       226,059       201,436
  Marketing and selling                       83,099        67,999       163,155       139,304
  Cost of equipment sold                      36,588        28,204        66,955        62,016
  General and administrative                 113,427       106,600       221,905       215,846
  Depreciation                                68,957        57,673       134,934       112,917
  Amortization of intangibles                  7,452        15,335        14,227        31,430
                                        ------------  ------------  ------------  ------------
    Total Operating Expenses                 427,661       381,663       827,235       762,949
                                        ------------  ------------  ------------  ------------
OPERATING INCOME                             100,049        93,626       178,895       152,109
                                        ------------  ------------  ------------  ------------
INVESTMENT AND OTHER INCOME
  Investment income                            7,287         9,828        17,748        16,995
  Amortization of licenses related
    to investments                                --          (178)           --          (354)
  Interest income                              1,375         2,294         2,413         7,816
  Other income (expense), net                  1,269           609         1,626        (1,711)
  Interest (expense)                          (8,658)       (8,702)      (17,687)      (17,523)
  (Loss) on cellular and other investments  (244,699)           --      (244,699)           --
                                        ------------  ------------  ------------  ------------
    Total Investment and Other Income       (243,426)        3,851      (240,599)        5,223
                                        ------------  ------------  ------------  ------------
INCOME (LOSS) BEFORE INCOME TAXES
  AND MINORITY INTEREST                     (143,377)       97,477       (61,704)      157,332
Income tax expense (benefit)                 (55,496)       37,238       (20,148)       64,426
                                        ------------  ------------  ------------  ------------
INCOME (LOSS) BEFORE MINORITY INTEREST       (87,881)       60,239       (41,556)       92,906
  Minority share of income                    (1,221)       (2,870)       (3,654)       (5,149)
                                        ------------  ------------  ------------  ------------
NET INCOME  (LOSS)                      $    (89,102) $     57,369  $    (45,210) $     87,757
                                        ============  ============  ============  ============
BASIC WEIGHTED AVERAGE COMMON
  AND SERIES A COMMON SHARES (000s)           86,083        86,311        86,068        86,150

BASIC EARNINGS PER COMMON AND
  SERIES A COMMON SHARES                $      (1.04) $       0.66  $      (0.53) $       1.02
                                        ============  ============  ============  ============
DILUTED EARNINGS PER COMMON AND
  SERIES A COMMON SHARES                $      (1.04) $       0.65  $      (0.53) $       1.01
                                        ============  ============  ============  ============

The accompanying notes to consolidated financial statements are an integral part of these statements.
-26-

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited

                                                           Six Months Ended
                                                               June 30,
                                                        ----------------------
                                                           2002        2001
                                                        ----------  ----------
                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                     $  (45,210) $   87,757
  Add (Deduct) adjustments to reconcile net income
   (loss) to net cash provided by operating activities
     Depreciation and amortization                         149,161     144,347
     Deferred income tax provision                         (57,519)      7,245
     Investment income                                     (17,748)    (16,995)
     Minority share of income                                3,654       5,149
     Loss on cellular and other investments                244,699          --
     Other noncash expense                                   5,702      13,793
  Change in assets and liabilities from operations
     Change in accounts receivable                         (20,506)     (9,166)
     Change in inventory                                    26,785      14,127
     Change in accounts payable                            (19,462)    (38,264)
     Change in accrued interest                                504         690
     Change in accrued taxes                                31,652       3,461
     Change in customer deposits and deferred revenues       9,798      (1,001)
     Change in other assets and liabilities                 (4,719)      3,083
                                                        ----------  ----------
                                                           306,791     214,226
                                                        ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment              (236,061)   (247,773)
  System development costs                                 (20,713)     (4,359)
  Refund of deposit from FCC                                47,565          --
  Acquisitions, excluding cash acquired                    (18,010)    (98,450)
  Distributions from unconsolidated entities                 5,773       6,960
  Other investing activities                                (2,097)     (1,049)
                                                        ----------  ----------
                                                          (223,543)   (344,671)
                                                        ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from contracts payable                          159,918          --
  Borrowings from 1997 Revolving Credit Facility            57,444      41,000
  Repayment of 1997 Revolving Credit Facility             (306,444)         --
  Repurchase and conversion of LYONs                           (70)    (17,221)
  Repurchase of common shares                                   --     (10,992)
  Proceeds from Common Shares issued                           644       3,108
  Capital distributions to minority partners                (3,616)     (2,955)
  Other financing activities                                (1,821)         --
                                                        ----------  ----------
                                                           (93,945)     12,940
                                                        ----------  ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                  (10,697)   (117,505)
CASH AND CASH EQUIVALENTS
  Beginning of period                                       28,941     124,281
                                                        ----------  ----------
  End of period                                         $   18,244  $    6,776
                                                        ==========  ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.
-27-

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      (Unaudited)
                                                        June 30,    December 31,
                                                          2002          2001
                                                      ------------  ------------
                                                        (Dollars in thousands)

CURRENT ASSETS
Cash and cash equivalents
    General funds                                     $      9,135  $     28,941
    Affiliated cash equivalents                              9,109            --
                                                      ------------  ------------
                                                            18,244        28,941

  Accounts Receivable
    Customers, net of allowance                            175,204       149,920
    Roaming                                                 69,958        78,572
    Other                                                   20,355        18,883
  Inventory                                                 29,217        55,996
  Prepaid expenses                                          10,415         9,442
  Deposit receivable from Federal
   Communications Commission                                 8,494        56,060
  Other current assets                                       7,526         6,141
                                                      ------------  ------------
                                                           339,413       403,955
                                                      ------------  ------------
INVESTMENTS
  Licenses, net of accumulated amortization                877,195       858,791
  Goodwill, net of accumulated amortization                473,975       473,975
  Marketable equity securities                             140,235       272,390
Other Investments
  Investment in unconsolidated entities,
    net of accumulated amortization                        170,929       159,454
  Notes and interest receivable - long-term                 53,017        49,220
                                                      ------------  ------------
                                                         1,715,351     1,813,830
                                                      ------------  ------------
PROPERTY, PLANT AND EQUIPMENT
  In service and under construction                      2,495,210     2,253,016
  Less accumulated depreciation                            972,876       833,675
                                                      ------------  ------------
                                                         1,522,334     1,419,341
                                                      ------------  ------------
OTHER ASSETS AND DEFERRED CHARGES
  System development costs,
    net of accumulated amortization                        115,406       108,464
  Other, net of accumulated amortization                    32,859        13,567
                                                      ------------  ------------
                                                           148,265       122,031
                                                      ------------  ------------
  Total Assets                                        $  3,725,363  $  3,759,157
                                                      ============  ============

The accompanying notes to consolidated financial statements are an integral part of these statements.
-28-

               UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    (Unaudited)
                                                      June 30,     December 31,
                                                        2002           2001
                                                    ------------   ------------
                                                       (Dollars in thousands)
CURRENT LIABILITIES
  1997 Revolving Credit Facility                    $     15,000   $    264,000
  Accounts payable
    Affiliates                                             2,274          4,018
    Other                                                175,471        192,742
  Customer deposits and deferred revenues                 67,879         58,000
  Accrued interest                                         8,361          7,857
  Accrued taxes                                           40,089          8,362
  Accrued compensation                                    18,465         22,185
  Other current liabilities                               18,954         19,974
                                                    ------------   ------------
                                                         346,493        577,138
                                                    ------------   ------------

LONG-TERM DEBT
  6% zero coupon convertible debentures                  144,274        140,156
  7.25% unsecured notes                                  250,000        250,000
  Contracts payable                                      159,962             --
  Other                                                   13,000         13,000
                                                    ------------   ------------
                                                         567,236        403,156
                                                    ------------   ------------
DEFERRED LIABILITIES AND CREDITS
  Net deferred income tax liability                      384,114        388,296
  Other                                                    9,014          8,466
                                                    ------------   ------------
                                                         393,128        396,762
                                                    ------------   ------------
MINORITY INTEREST                                         48,167         46,432
                                                    ------------   ------------

COMMON SHAREHOLDERS' EQUITY
  Common Shares, par value $1 per share                   55,046         55,046
  Series A Common Shares, par value $1 per share          33,006         33,006
  Additional paid-in capital                           1,307,313      1,307,584
  Treasury Shares, at cost (1,987,419
    and 2,001,560 shares)                               (118,999)      (122,010)
  Accumulated other comprehensive loss                    (1,859)       (78,997)
  Retained earnings                                    1,095,832      1,141,040
                                                    ------------   ------------
                                                       2,370,339      2,335,669
                                                    ------------   ------------
  Total Liabilities and Shareholders' Equity        $  3,725,363   $  3,759,157
                                                    ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.
-29-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 2002 and December 31, 2001, and the results of operations and cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the six months ended June 30, 2002 and 2001, are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported in prior years have been reclassified to conform to current period presentation. These reclassifications had no impact on previously reported operating revenue, net income and shareholders’ equity.

2.	Significant Accounting Policy - Derivative Instruments

The Company utilizes derivative financial instruments to reduce market rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” which was amended in June 2000 by SFAS No. 138. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designations and whether the hedge is anticipated to be effective in achieving offsetting changes in the fair value of the hedged item or cash flows of the asset or liability hedged.

3.	Recent Accounting Pronouncements

SFAS No. 143 “Accounting for Asset Retirement Obligations” was issued in June 2001, and will become effective for the Company beginning January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The Company is currently reviewing the requirements of this new standard and has not yet determined the impact, if any, on the Company’s financial position or results of operations.

Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”) “Rescission of SFAS No. 4, 44, and 64 and Technical Corrections” was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002 with early application encouraged. The provisions of SFAS No. 145 preclude gains and losses on the extinguishment of debt from being classified as extraordinary unless the criteria outlined in APB No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. The Company has elected to adopt SFAS No. 145 early and as a result will no longer report the retirement of LYONs debt as extraordinary. Prior year after-tax losses on LYONs debt retirements of $5.2 million for the six months ended June 30, 2001 and $1.5 million for the three months ended June 30, 2001, previously recorded as extraordinary items, have been reclassified as Other Income (Expense), Net in the Company’s statement of operations to conform with SFAS No. 145.

SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” was issued in June 2002 and will become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company is currently reviewing the requirements of this new standard and has not yet determined the impact, if any, on the Company’s financial position or results of operations.

4.	Earnings (Loss) Per Share

Net Income (Loss) used in computing Earnings per Common Share and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

                                           Three Months Ended  Six Months Ended
                                                 June 30,           June 30,
                                           ------------------ ------------------
                                             2002      2001     2002      2001
                                           --------  -------- --------  --------
                                                   (Dollars in thousands,
                                                  except per share amounts)

Net Income (Loss) Available to Common
  used in Basic Earnings per Share         $(89,102) $ 57,369 $(45,210) $ 87,757
                                           ========  ======== ========  ========

Weighted average number of Common Shares
  used in Basic Earnings per Share (000's)   86,083    86,311   86,068    86,150
                                           ========  ======== ========  ========

Basic Earnings per Share                   $  (1.04) $   0.66 $  (0.53) $   1.02
                                           ========  ======== ========  ========
-31- UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   Three Months Ended  Six Months Ended
                                                         June 30,           June 30,
                                                   ------------------ ------------------
                                                     2002      2001     2002      2001
                                                   --------  -------- --------  --------
                                                          (Dollars in thousands,
                                                         except per share amounts)

Net Income (Loss) used in Basic Earnings per Share $(89,102) $ 57,369 $(45,210) $ 87,757

Interest expense eliminated as a result of
  the pro forma conversion of Convertible
  Debentures, net of tax                                 --     1,411       --     2,938
                                                   --------  -------- --------  --------

Net Income (Loss) Available to Common used in
  Diluted Earnings per Share                       $(89,102) $ 58,780 $(45,210) $ 90,695
                                                   ========  ======== ========  ========

Weighted average number of Common
  Shares used in Basic Earnings per Share (000's)    86,083    86,311   86,068    86,150
Effect of Dilutive Securities:
  Stock Options and Stock Appreciation Rights            --       237       --       257
  Conversion of Convertible Debentures                   --     3,808       --     3,808
                                                   --------  -------- --------  --------
Weighted Average Number of Common Shares
  used in Diluted Earnings per Share                 86,083    90,356   86,068    90,215
                                                   ========  ======== ========  ========

Diluted Earnings Per Share                         $  (1.04) $   0.65 $  (0.53) $   1.01
                                                   ========  ======== ========  ========
5.	Supplemental Cash Flow Information

The Company acquired three PCS licenses during the first six months of 2002 and one cellular market and six PCS licenses during the first six months of 2001. In conjunction with these acquisitions, the following assets were acquired.

                                                             Six Months Ended
                                                                 June 30,
                                                          ----------------------
                                                             2002        2001
                                                          ----------  ----------
                                                          (Dollars in thousands)

     Cellular licenses                                    $   18,010      95,880
     Property, plant, and equipment, net                          --       2,570
                                                          ----------  ----------
     Decrease in cash due to acquisitions                 $   18,010  $   98,450
                                                          ==========  ==========
The following summarizes certain noncash transactions and interest and income taxes paid.
                                          Six Months Ended
                                              June 30,
                                    ----------------------------
                                       2002              2001
                                    ----------        ----------
                                        (Dollars in thousands)

    Interest paid                   $   12,178        $   11,331
    Income taxes paid                   10,503            59,633
    Noncash interest expense        $    4,596        $    5,484
-32- UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Other Comprehensive (Loss)

The Company’s Comprehensive (Loss) includes Net Income, Unrealized (Losses) from Marketable Equity Securities that are classified as “available-for-sale” and derivatives. The following table summarizes the Company’s Comprehensive (Loss):

                                                      Six Months Ended
                                                          June 30,
                                                  -----------------------
                                                     2002         2001
                                                  ----------   ----------
                                                   (Dollars in thousands)
     Accumulated Other Comprehensive Income (Loss)

     Balance, beginning of period                 $  (78,997)  $  (16,296)
                                                  ----------   ----------
     Add (Deduct):
       Unrealized (losses) gains on marketable
          equity securities                         (132,155)    (131,291)
       Unrealized gain on derivative instruments      17,000           --
       Income tax effect                              46,706       53,175
                                                  ----------   ----------
       Net unrealized (losses)                       (68,449)     (78,116)
                                                  ----------   ----------
     Deduct (Add):
     Recognized (loss)                              (244,699)          --
     Income tax effect                                99,112           --
                                                  ----------   ----------
                                                    (145,587)          --
                                                  ----------   ----------
     Net change in unrealized (losses) gains
        included in Comprehensive Income (Loss)       77,138      (78,116)
                                                  ----------   ----------
     Balance, end of period                       $   (1,859)  $  (94,412)
                                                  ==========   ==========

                                       Three Months Ended        Six Months Ended
                                             June 30,                June 30,
                                      ---------------------   ---------------------
                                        2002         2001       2002         2001
                                      ---------   ---------   ---------   ---------
                                                  (Dollars in thousands)
   Comprehensive Income (Loss)
     Net Income (Loss)                $ (89,102)  $  57,369   $ (45,210)  $  87,757
     Net change in unrealized gains
       (losses) on marketable equity
       securities and
       derivative instruments           125,618     (24,544)     77,138     (78,116)
                                      ---------   ---------   ---------   ---------
                                      $  36,516   $  32,825   $  31,928   $   9,641
                                      =========   =========   =========   =========
7.	Marketable Equity Securities

Marketable equity securities include the Company’s investments in equity securities, primarily Vodafone AirTouch plc American Depository Receipts (“VOD ADRs”) and Rural Cellular Corporation common shares. These securities are classified as available-for-sale and stated at fair market value.

In May 2002, the Company entered into contracts with third parties relating to its investment in 10.2 million VOD ADRs. Each contract, known as a variable prepaid forward, provides a collar to the stock price for five years and, taken together, the contracts allowed the
-33- UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company to borrow an aggregate of $160 million against the stock. The collars limit the Company’s exposure to movement in the VOD ADR price through the use of floors and caps. The collars limit the Company’s downside risk to an average of $15.60 per share and limit the upside potential to an average of $23.68 per share. These contracts are accounted for as cash flow hedges in accordance with SFAS No. 133. At the expiration of each contract, the Company may settle the contract by delivering cash or VOD ADRs.

Information regarding the Company's marketable equity securities is summarized below.

                                                       June 30,   December 31,
                                                         2002         2001
                                                      ----------   ----------
                                                       (Dollars in thousands)
     Available-for-sale Marketable Equity Securities
       Aggregate Fair Value                           $  140,235   $  272,390
       Accounting Cost Basis*                            160,362      405,061
                                                      ----------   ----------
       Gross Holding (Losses)                            (20,127)    (132,671)

       Tax Effect                                         (8,153)     (53,674)
                                                      ----------   ----------
       Holding (Losses), net of tax                   $  (11,974)  $  (78,997)
                                                      ==========   ==========

* The  accounting  cost basis of the marketable  equity  securities was reduced, recognizing the other than temporary loss of $244,699 in the first six months of
2002

8.	Investment in Goodwill

The Company has substantial amounts of goodwill as a result of the acquisition of wireless licenses and markets. U.S. Cellular’s goodwill is related to various acquisitions structured to be tax-free. No deferred taxes have been provided on this goodwill. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002, and no longer amortizes licenses and goodwill. Prior periods have been revised to conform to current period presentation. Pursuant to SFAS No. 142, the Company assessed its recorded balances of investments in licenses and goodwill for potential impairment in the first quarter of 2002. No impairment charge was required as of January 1, 2002. The changes in the carrying amount of goodwill for the three and six months ended June 30, 2002 and 2001, were as follows.

                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                 ----------------------   ----------------------
                                    2002        2001         2002        2001
                                 ----------  ----------   ----------  ----------
                                              (Dollars in thousands)

   Balance, beginning of period  $  473,975  $  450,553   $  473,975  $  400,967
   Net additions                         --      33,854           --      86,209
   Amortization                          --      (3,493)          --      (6,262)
                                 ----------  ----------   ----------  ----------
   Balance, end of period        $  473,975  $  480,914   $  473,975  $  480,914
                                 ==========  ==========   ==========  ==========

Investments in unconsolidated entities, accounted for under the equity method, also included goodwill of $24.6 million at June 30, 2002 and December 31, 2001.

-34- UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income and income adjusted to exclude license and goodwill amortization expense, net of tax, recorded in the three and six months ended June 30, 2002 and 2001 is summarized below.

                                        Three Months Ended     Six Months Ended
                                              June 30,             June 30,
                                        -------------------  -------------------
                                          2002       2001      2002       2001
                                        --------   --------  --------   --------
                                                 (Dollars in thousands,
                                               except for share amounts)

     Net Income (Loss)                  $(89,102)  $ 57,369  $(45,210)  $ 87,757
     Amortization adjustment net
       to tax and minority interest
       effect of:
         License Costs                        --      3,680        --      8,111
         Goodwill                             --      2,424        --      4,320
         Equity method goodwill               --        126        --        246
                                        --------   --------  --------   --------
     Adjusted Income (Loss)             $(89,102)  $ 63,599  $(45,210)  $100,434
                                        ========   ========  ========   ========

     Basic earnings per share:
         Net Income (Loss)              $  (1.04)  $   0.66  $  (0.53)  $   1.02
         Amortization of license costs        --       0.04        --       0.09
         Amortization of goodwill             --       0.03        --       0.05
                                        --------   --------  --------   --------
         Adjusted Net Income (Loss)     $  (1.04)  $   0.73  $  (0.53)  $   1.16
                                        ========   ========  ========   ========

     Diluted earnings per share:
         Net Income (Loss)              $  (1.04)  $   0.65  $  (0.53)  $   1.01
         Amortization of license costs        --       0.04        --       0.09
         Amortization of goodwill             --       0.03        --       0.05
                                        --------   --------  --------   --------
         Adjusted Net Income (Loss)     $  (1.04)  $   0.72  $  (0.53)  $   1.15
                                        ========   ========  ========   ========

9.	Treasury Shares

In 2000, the Company authorized the repurchase of up to 4.2 million of its Common Shares through three separate 1.4 million share programs. The Company may use repurchased shares to fund acquisitions and for other corporate purposes.

As of June 30, 2002, the Company had repurchased 4,139,000 Common Shares under these and other authorized programs. No shares were repurchased in the first six months of 2002 or 2001.

-35- UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Variable Prepaid Forward

Forward contracts for forecasted transactions are designated as cash flow hedges and recorded as assets or liabilities on the balance sheet at their fair value. The fair value of the financial instruments is generally determined by using the Black-Scholes model. For contracts designated as cash flow hedges, changes in the contract’s fair value are recognized in accumulated other comprehensive income until they are recognized in earnings at the time the forecasted transaction occurs. If the forecasted transaction does not occur, or it becomes probable that it will not occur, the gain or loss on the related cash flow hedge is recognized in earnings at that time. No components of the contracts are excluded in the measurement of hedge effectiveness for cash flow hedges. The critical terms of the variable prepaid forward contracts are the same as the underlying forecasted transactions; therefore, changes in the fair value of the variable prepaid forward contracts are anticipated to be effective in offsetting changes in the expected cash flows from the forecasted transactions. No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings for the six months ended June 30, 2002.

The Company entered into prepaid forward contracts with four financial institutions to sell, collectively, its 10,245,370 VOD ADRs for aggregate proceeds of $159.9 million. The contracts mature in May 2007 and, at the Company’s option, may be settled in stock or cash. There was no net premium received on these contracts because they were zero cost collars. The contracts payable bear interest (payable quarterly) at LIBOR plus 0.5%. The contracts “collar” or limit the Company’s exposure to movements in the price of VOD ADRs. U.S. Cellular will account for these collars as cash flow hedges.

At June 30, 2002, the Company had recorded $17.0 million of derivative assets because the share price was below the floor for all the contracts. The derivative assets are reported in the Company’s balance sheet in Other Assets and Deferred Charges at June 30, 2002. The risk associated with these transactions is the cost of replacing the agreements, at current market rates, in the event of default by the counterparties. Management believes the risk of incurring such losses is remote.

11.	2002 Revolving Credit Facility

The Company has obtained a five-year credit facility, amended in July 2002 to provide up to $325 million in financing (the “2002 Revolving Credit Facility”), which may be used to finance the purchase of PrimeCo and for other purposes. The 2002 Revolving Credit Facility permits revolving loans on terms and conditions substantially similar to the Company’s 1997 Revolving Credit Facility, except for the interest rate and certain additional provisions. The terms of the 2002 Revolving Credit Facility provide for borrowings with interest at LIBOR plus a margin percentage based on the Company’s credit rating. Based on its current credit rating, the margin percentage is 55 basis points (for a rate of 2.39% as of June 30, 2002). Also, the Company needs to comply with certain financial covenants. The covenants include limitations on the ratios of funded debt to capitalization; earnings before interest, taxes, depreciation and amortization (“EBITDA”) to interest expense; and funded debt to EBITDA. The 2002 Revolving Credit Facility places other requirements on the Company, including the sale or placement of at least $175 million of debt securities on terms reasonably satisfactory to the lenders.

-36- UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Acquisition of Chicago 20 MHz

On August 7, 2002, the Company completed the acquisition of all of the equity interests in Chicago 20MHz, LLC (“Chicago 20MHz”), including the assets and certain liabilities of Chicago 20MHz, from PrimeCo Wireless Communications LLC (“PrimeCo”). Chicago 20MHz operates the PrimeCo wireless system in the Chicago Major Trading Area (“MTA”). Chicago 20MHz is the holder of certain FCC licenses, including a 20 megahertz PCS license in the Chicago MTA (excluding Kenosha County, Wisconsin) covering a total population of 13.2 million. The purchase price was approximately $610 million, subject to certain working capital and other adjustments. The Company financed the purchase using its revolving lines of credit, proceeds from $175 million in 30-year notes initially purchased by the sellers and proceeds from a $105 million loan from TDS. In May 2002, the Company raised approximately $160 million in cash when it entered into variable prepaid forward contracts related to its VOD ADRs; the proceeds from these contracts were initially used to pay down balances outstanding under the Company’s 1997 Revolving Credit Facility.

-37-

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in a number of legal proceedings before the FCC and various state and federal courts. In some cases, the litigation involves disputes regarding rights to certain wireless telephone systems and other interests. The Company does not believe that any of these proceedings should have a material adverse impact on the Company.

Item 4. Submission of Matters to a Vote of Security-Holders.

At the Annual Meeting of Shareholders of USM, held on May 16, 2002, the following number of votes were cast for the matters indicated:

1.	a.	For the election of two Class III Directors of the Company by the holder of Series A Common Shares:

Nominee	For	Withold	Broker Non-vote
LeRoy T. Carlson, Jr.	330,058,770	-0-	-0-
Walter C.D. Carlson	330,058,770	-0-	-0-

b.	For the election of one Class III Director of the Company by the holders of Common Shares:

Nominee	For	Withhold	Broker Non-vote
J. Samuel Crowley	51,201,567	321,529	-0-

-38-
Item 6. Exhibits and Reports on Form 8-K.
(a)	Exhibits:

Exhibit 4.1 - Revolving Credit Agreement dated as of June 26, 2002 among United States Cellular Corporation, the lenders named therein, Toronto Dominion (Texas), Inc., Wachovia Bank, N.A., Citibank, N.A. and LaSalle Bank N.A.

Exhibit 4.2 – Notice of Increase in Total Commitment under the Revolving Credit Agreement dated as of June 26, 2002.

Exhibit 4.3 – First Supplemental Indenture of United States Cellular Corporation dated August 7, 2002 relating to its 9% Series A Notes due 2032.

Exhibit 4.4 – Note Purchase Agreement between United States Cellular Corporation and PrimeCo Wireless Communications LLC.

Exhibit 4.5 – Registration Rights Agreement between United States Cellular Corporation and PrimeCo Wireless Communications LLC.

Exhibit 4.6 – Note Purchase Agreement between United States Cellular Corporation and Telephone and Data Systems, Inc.

Exhibit 4.7 – Subordination Agreement dated as of June 26, 2002 among Telephone and Data Systems, Inc., United States Cellular Corporation and Toronto Dominion (Texas), Inc.

Exhibit 10.1 – Amended and Restated CDMA Master Supply Agreement between United States Cellular Corporation and Nortel Networks Inc.

Exhibit 11 - Statement regarding computation of per share earnings is included herein as footnote 4 to the financial statements.

Exhibit 12 - Statement regarding computation of ratios.

Exhibit 99.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 99.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 99.3 – Press release dated August 7, 2002, announcing the completion of the purchase of all of the equity interests in Chicago 20MHz from PrimeCo.

(b)	Reports on Form 8-K filed during the quarter ended June 30, 2002:

The Company filed a Current Report on Form 8-K, dated May 23, 2002, for the purpose of announcing a change in independent auditors. U.S. Cellular dismissed Arthur Andersen LLP and engaged PricewaterhouseCoopers LLP. The change in auditors became effective May 24, 2002.

The Company filed a Current Report on Form 8-K, dated June 12, 2002, for the purpose of filing a news release. The news release, dated June 12, 2002, announced that United States Cellular Corporation recognized an investment loss on its marketable equity securities.

-39-
SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date August 12, 2002	/s/ Kenneth R. Meyers
Kenneth R. Meyers Executive Vice President-Finance and Treasurer (Chief Financial Officer)

Date August 12, 2002	/s/ John T. Quille
John T. Quille Vice President and Controller (Principal Accounting Officer)