Form 10-Q
period 2002-09-30
UNITED STATES CELLULAR CORP
filed 2002-11-13
CIK 821130

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number 1-9712
UNITED STATES CELLULAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	62-1147325

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Class	Outstanding at October 31, 2002

Common Shares, $1 par value Series A Common Shares, $1 par value	53,107,887 Shares 33,005,877 Shares

UNITED STATES CELLULAR CORPORATION
3RD QUARTER REPORT ON FORM 10-Q
INDEX
Page No.
Part I. Financial Information

Management's Discussion and Analysis of Results of
Operations and Financial Condition
Results of Operations
Nine Months Ended September 30, 2002 and 2001	4-13
Three Months Ended September 30, 2002 and 2001	13-16
Financial Resources and Liquidity	16-22
Application of Critical Accounting Policies	23-27
Certain Relationships and Related Transactions	27-28
Safe Harbor Cautionary Statement	28-29

Consolidated Statements of Operations -
Three Months and Nine Months Ended September 30, 2002 and 2001	30

Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 2002 and 2001	31

Consolidated Balance Sheets -
September 30, 2002 and December 31, 2001	32-33

Notes to Consolidated Financial Statements	34-44

Item 4. Controls and Procedures	45

Part II. Other Information	46

Signatures	47

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

United States Cellular Corporation (the "Company" - AMEX symbol: USM) owns, operates and invests in wireless markets throughout the United States. The Company is an 82.2%-owned subsidiary of Telephone and Data Systems, Inc. ("TDS").

The following discussion and analysis should be read in conjunction with the Company’s interim consolidated financial statements and footnotes included herein, and with the Company’s audited consolidated financial statements and footnotes, Management’s Discussion and Analysis of Results of Operations and Financial Condition and the description of the Company’s business included in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The Company owned either majority or minority interests in 175 cellular markets and 29 personal communication service (“PCS”) markets at September 30, 2002, representing 41,742,000 incremental population equivalents (“pops”). Incremental pops are those in the Company’s licensed areas which do not overlap (i.e., excluding PCS areas that overlap with cellular areas) and are calculated by multiplying the total population of each incremental licensed area in which the Company has an interest by the Company’s ownership percentage of such licensed area.

The Company included the operations of 143 majority-owned cellular markets and six PCS markets, representing 35.2 million incremental pops, in consolidated operations (“consolidated markets”) as of September 30, 2002. (The total population of the Company’s consolidated markets, as used to calculate market penetration, is 36.6 million.) Five of the consolidated PCS markets are owned through joint ventures (“JVs”), and the Company is considered to have a controlling financial interest in these JVs for financial reporting purposes. Minority interests in 27 cellular markets, representing 2.0 million incremental pops, were accounted for using the equity method and were included in investment income at that date. All other cellular interests were accounted for using the cost method. The Company owns, outright and through JVs, interests in 23 other PCS markets, but these markets were not operational as of September 30, 2002.

RESULTS OF OPERATIONS

Nine Months Ended 9/30/02 Compared to Nine Months Ended 9/30/01

Following is a table of summarized operating data for the Company's consolidated operations.

                                                         Nine Months Ended or At
                                                               September 30,
                                                         ----------------------
                                                            2002        2001
                                                         ----------  ----------
Total market population (in thousands) (1)                   36,568      25,670
Customers                                                 3,943,000   3,379,000
Market penetration - cellular and PCS markets                 10.78%      13.16%
Market penetration - cellular markets only                    13.68%      13.16%
Markets in operation - cellular and PCS markets                 149         142
Markets in operation - cellular markets only                    143         142
Total employees                                               5,900       5,150
Cell sites in service                                         3,750       2,804
Average monthly service revenue per customer             $    47.02  $    46.66
Postpay churn rate per month - total                            1.9%        1.7%
Postpay churn rate per month - cellular markets only            1.8%        1.7%
Marketing cost per gross customer addition               $      365  $      311

(1) Represents 100% of the population of the licensed areas in which the Company
has  a  controlling   financial  interest  for  financial   reporting  purposes.
Calculated using Claritas population estimates for 2001 and 2000,  respectively.
"Total market  population" is used only for the purposes of  calculating  market penetration and is not related to "pops", as previously defined.

The Company’s operating income in the first nine months of 2002, which includes 100% of the revenues and expenses of its consolidated markets plus its corporate office operations, declined less than 1% from 2001. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 effective January 1, 2002, and ceased the amortization of license costs and goodwill on that date. The Company determined that no impairment charge was required upon the completion of the initial impairment review required under SFAS No. 142. The aggregate effect of ceasing amortization increased operating income by $27.1 million, or 11%, in 2002. Excluding the effect of SFAS No. 142, operating income would have decreased $28.3 million, or 10%, in 2002.

Growth in the Company’s customer base and revenues and a reduction in amortization of intangibles were offset by increases in marketing and selling expense, cost of equipment sold and depreciation that were larger than the growth in operating revenues. Operating revenues, driven by a 17% increase in customers served, rose $187.6 million, or 13%, in 2002. Operating cash flow (operating income plus depreciation and amortization of intangibles) increased $29.2 million, or 6%, in 2002. Operating cash flow does not represent cash flows from operations as defined by accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that this is a useful measure of its performance but it should not be construed as an alternative to measures of performance determined under GAAP.

Investment and other income decreased $284.9 million in 2002, primarily due to the $278.9 million in losses recorded on the writedown of investments in 2002. Net income and diluted earnings per share decreased $173.9 million and $1.99, respectively, in 2002. A summary of the after-tax effects of the losses on investments, license and goodwill amortization and losses on the retirement of debt on net income and diluted earnings per share in both 2002 and 2001 is shown below.

                                                           Nine Months Ended
                                                             September 30,
                                                        -----------------------
                                                           2002         2001
                                                        ----------   ----------
                                                         (Dollars in thousands,
                                                       except per share amounts)

Net Income (Loss) from:
 Operations                                             $  134,340   $  167,253
 (Loss) on investments                                    (167,386)          --
 License and goodwill amortization                              --      (19,435)
 (Loss) on retirement of debt                                   --       (6,934)
                                                        ----------   ----------
Net income (loss) as reported                           $  (33,046)  $  140,884
                                                        ==========   ==========

Diluted Earnings (Loss) Per Share from:
 Operations                                             $     1.55   $     1.91
 (Loss) on investments                                       (1.93)          --
 License and goodwill amortization                              --         (.22)
 (Loss) on retirement of debt                                   --         (.08)
                                                         ----------   ----------
Diluted earnings (loss) per share as reported           $     (.38)  $     1.61
                                                        ==========   ==========

On August 7, 2002, the Company completed the acquisition of all of the equity interests in Chicago 20MHz, LLC (“Chicago 20MHz”), including the assets and certain liabilities of Chicago 20MHz, from PrimeCo Wireless Communications LLC (“PrimeCo”). The purchase price was approximately $607 million, subject to working capital and other adjustments. Chicago 20MHz operated the PrimeCo wireless system in the Chicago Major Trading Area (“MTA”). Chicago 20MHz is the holder of certain FCC licenses, including a 20 megahertz PCS license in the Chicago MTA (excluding Kenosha County, Wisconsin) covering a total population of 13.2 million.

The Company’s consolidated financial statements include the assets and liabilities of Chicago 20MHz and the results of operations since August 7, 2002. The Chicago 20MHz results of operations included in the Company’s consolidated financial statements were as follows:

Operating Revenues (thousands)
   Retail service                           $ 25,333.8
   Inbound roaming                               115.2
   Long-distance and other                       965.0
                                            ----------
      Service Revenues                        26,414.0
   Equipment sales                             1,818.2
                                            ----------
      Total Operating Revenues              $ 28,232.2
                                            ----------

Operating Expenses
   System operations                        $  5,382.9
   Marketing and selling                       6,863.6
   Cost of equipment sold                      3,782.4
   General and administrative                 10,586.1
   Depreciation                                4,818.2
   Amortization of intangibles                 2,144.5
                                            ----------
      Total Operating Expenses              $ 33,577.7
                                            ----------
Operating (Loss)                            $ (5,345.5)
                                            ==========

The Company has been transitioning the operations of Chicago 20MHz from PrimeCo to U.S. Cellular since the acquisition date in August 2002, and is reorganizing its operations to increase efficiency. The Company launched its “U.S. Cellular” brand in the Chicago 20MHz licensed area in the fourth quarter of 2002. In conjunction with this brand launch, the Company plans to incur additional costs for advertising and customer care in 2002 and 2003. Additionally, the Company plans to invest approximately $90 million in capital expenditures during the first year following the Chicago 20MHz acquisition. These capital investments will improve coverage in the Chicago 20MHz network, including an upgrade of the current CDMA system to 1XRTT, and will enhance the Company’s marketing distribution in the Chicago market.

Operating Revenues

The operating revenues of Chicago 20MHz for the period from the acquisition date through September 30, 2002 are included in the Company’s consolidated operating revenues. Following is a summary of operating revenues for the nine months ended September 30, 2002 excluding the effect of Chicago 20MHz, and the resulting variances from the same period of 2001.

                                        Nine Months Ended September 30,
                              --------------------------------------------------
                                                                        2002
                                       2002                         As Reported
                              ----------------------                Less Chicago
                                         As Reported                   20MHz
                                  As     Less Chicago                % Change
                               Reported      20MHz       2001        from 2001
                              ----------  ----------  ----------   -------------
                                          (Dollars in millions)
OPERATING REVENUES
 Retail service               $  1,217.4  $  1,192.1  $  1,044.9       + 14%
 Inbound roaming                   190.9       190.8       209.1       -  9%
 Long-distance and other           115.2       114.2       110.4       +  3%
                              ----------  ----------  ----------   -------------
   Total Service Revenues        1,523.5     1,497.1     1,364.4       + 10%
 Equipment sales                    80.2        78.4        51.7       + 52%
                              ----------  ----------  ----------   -------------
   Total Operating Revenues      1,603.7     1,575.5     1,416.1       + 11%
                              ----------  ----------  ----------   -------------

The following discussion of operating revenues is presented excluding the effect of Chicago 20MHz on 2002 results. The resulting variances from prior year are therefore related only to the Company’s operations that were included in consolidated results in both 2001 and 2002.

Operating revenues increased $159.4 million, or 11%, in 2002.

Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to the Company’s retail customers (“retail service”); (ii) charges to other wireless carriers whose customers use the Company’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on the Company’s systems. Service revenues increased $132.7 million, or 10%, in 2002. The increase was primarily due to the growing number of retail customers. Monthly service revenue per customer averaged $47.03 in 2002 and $46.66 in 2001.

Retail service revenue increased $147.2 million, or 14%, in 2002. Growth in the Company’s customer base and an increase in average monthly retail service revenue per customer were the primary reasons for the increase in retail service revenue. The number of customers increased 8% to 3,638,000 at September 30, 2002. Average monthly retail service revenue per customer increased 5% to $37.45 in 2002. Management anticipates that overall growth in the Company’s customer base will continue at a slower pace in the future, primarily as a result of an increase in the number of competitors in its markets and continued penetration of the consumer market.

Monthly local retail minutes of use per customer averaged 274 in 2002 and 208 in 2001. The increase in monthly local retail minutes of use was driven by the Company’s focus on designing incentive programs and rate plans to stimulate overall usage. This increase was partially offset by a decrease in average revenue per minute of use in 2002. Management anticipates that the Company’s average revenue per minute of use will continue to decline in the future, reflecting increased competition and continued penetration of the consumer market.

Inbound roaming revenue decreased $18.3 million, or 9%, in 2002. The decline in inbound roaming revenue resulted from the decrease in revenue per roaming minute of use on the Company’s systems, partially offset by an increase in roaming minutes used. The increase in inbound roaming minutes of use was primarily driven by the overall growth in the number of customers throughout the wireless industry. The decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates.

Management anticipates that the rate of growth in inbound roaming minutes of use will be reduced due to two factors:

  newer customers may roam less than existing customers, reflecting further penetration of the consumer market; and
  as wireless operators expand service in the Company’s markets, the Company’s roaming partners could switch their business to these operators.

Management also anticipates that average inbound roaming revenue per minute of use will continue to decline, reflecting the continued general downward trend in negotiated rates.

Long-distance and other revenue increased $3.8 million, or 3%, in 2002 as the volume of long-distance calls billed by the Company increased, primarily from inbound roamers using the Company’s systems to make long-distance calls. This effect was partially offset both by price reductions primarily related to long-distance charges on roaming minutes of use as well as the Company’s increasing use of pricing plans which include long-distance calling at no additional charge. Monthly long-distance and other revenue per customer averaged $3.59 in 2002 and $3.78 in 2001.

Equipment sales revenues increased $26.7 million, or 52%, in 2002. The increase in equipment sales revenues reflects a change in the Company’s method of distributing handsets to its agent channel. Beginning in the second quarter of 2002, the Company began selling handsets to its agents at a price approximately equal to the Company’s cost. Previously, the Company’s agents purchased handsets from third parties. Selling handsets to agents enables the Company to provide better control over handset quality, set roaming preferences and pass along quantity discounts. These handset sales to agents increased equipment sales revenue by approximately $31 million during 2002. This impact was partially offset by the recognition of previously deferred revenues which increased revenue by $5.2 million in 2001. Management anticipates that the Company will continue to sell handsets to agents in the future.

Operating Expenses

The operating expenses of Chicago 20MHz for the period from the acquisition date through September 30, 2002 are included in the Company’s consolidated operating expenses. Following is a summary of operating expenses for the nine months ended September 30, 2002 excluding the effect of Chicago 20MHz, and the resulting variances from the same period of 2001.

                                        Nine Months Ended September 30,
                              --------------------------------------------------
                                                                        2002
                                       2002                         As Reported
                              ----------------------                Less Chicago
                                         As Reported                   20MHz
                                  As     Less Chicago                % Change
                               Reported      20MHz       2001        from 2001
                              ----------  ----------  ----------   -------------
                                          (Dollars in millions)
OPERATING EXPENSES
 System operations            $    362.4  $    357.0  $    320.6       + 11%
 Marketing and selling             264.0       257.2       213.7       + 20%
 Cost of equipment sold            118.6       114.8        93.7       + 22%
 General and administrative        363.1       352.5       321.7       + 10%
 Depreciation                      228.3       223.5       174.4       + 28%
 Amortization of intangibles        23.7        21.6        47.2       - 54%
                              ----------  ----------  ----------   -------------
   Total Operating Expenses      1,360.1     1,326.6     1,171.3       + 13%
                              ----------  ----------  ----------   -------------

The following discussion of operating expenses is presented excluding the effect of Chicago 20MHz on 2002 results. The resulting variances from prior year are therefore related only to the Company’s operations that were included in consolidated results in both 2001 and 2002.

Operating expenses increased $155.3 million, or 13%, in 2002.

System operations expenses increased $36.4 million, or 11%, in 2002. System operations expenses include charges from other telecommunications service providers for the Company’s customers’ use of their facilities, costs related to local interconnection to the landline network, long-distance charges and outbound roaming expenses. The increase in system operations expenses in 2002 was due to the following factors:

  a 16% increase in the average number of cell sites within the Company’s systems in 2002, as the Company continues to expand and enhance coverage in its service areas; and
  increases in minutes of use both on the Company’s systems and by the Company’s customers using other systems when roaming.

The ongoing reduction both in the per-minute cost of usage on the Company’s systems and in negotiated roaming rates partially offset the above factors.

As a result of the above factors, the components of system operations expenses were affected as follows:

  the cost of minutes used on the Company’s systems increased $19.4 million, or 29%;
  maintenance, utility and cell site expenses increased $12.3 million, or 16%; and
  expenses incurred when the Company’s customers used other systems when roaming increased $4.7 million, or 3%.

In total, management expects system operations expenses to increase over the next few years, driven by increases in the number of cell sites within the Company’s systems and increases in minutes of use, both on the Company’s systems and by the Company’s customers on other systems when roaming, partially offset by decreases in the per-minute cost of usage both on the Company’s systems and in negotiated roaming rates. Management anticipates that the integration of Chicago 20MHz into its operations will result in an increase in minutes of use by the Company’s customers on its systems and a corresponding decrease in minutes of use by its customers on other systems. Such a shift in minutes of use should reduce the Company’s per-minute cost of usage in the future.

Marketing and selling expenses increased $43.5 million, or 20%, in 2002. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. The increase in 2002 was primarily due to the following factors:

  enhancements made to the Company’s merchandise management and telesales processes and the development of data services strategies, which resulted in an $18.6 million increase in 2002;
  a $9.7 million increase in commissions and related payments to Company personnel and third-party agents; and
  a $7.2 million increase in advertising costs, primarily related to certain pricing promotions implemented in the second quarter of 2002.

Also, during the second half of 2001, the Company changed certain agent compensation plans to reduce the base commission payment and include future residual payments to agents. Such residual payments recognize the agent’s role in providing ongoing customer support, promote agent loyalty and encourage agent sales to customers who are more likely to have greater usage and remain customers for a longer period of time. As a greater percentage of the Company’s customer base becomes activated by agents receiving residual payments, it is possible that the Company’s aggregate residual payments to agents may grow by a larger percentage than the growth in the Company’s gross customer activations.

Cost of equipment sold increased $21.1 million, or 22%, in 2002. The increase is primarily due to the approximately $29 million in handset costs related to the sale of handsets to agents beginning in the second quarter of 2002. Excluding these costs, cost of equipment sold decreased by approximately $8 million, or 7%, in 2002, reflecting reduced per unit handset prices and a 2% decline in gross customer activations.

Marketing cost per gross customer activation (“CPGA”), which includes marketing and selling expenses and equipment subsidies, increased 17% to $363 in 2002 (excluding the effect of Chicago 20MHz) from $311 in 2001. The following summarizes the components of CPGA:

                                                         Nine Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
Cost Components (Millions):
  Marketing and selling                             $      257.2   $      213.7
  Cost of equipment sold                                   114.8           93.7
  Less equipment sales revenues                            (78.4)         (51.7)
                                                    ------------   ------------
    Total marketing costs                           $      293.6   $      255.7
                                                    ------------   ------------

Gross Customer Activations (Thousands)                     809.0          823.0
                                                    ------------   ------------
Cost per Gross Customer Activation                  $        363   $        311
                                                    ============   ============

General and administrative expenses increased $30.8 million, or 10%, in 2002. These expenses include the costs of operating the Company’s customer care centers, the costs of serving and retaining customers and the majority of the Company’s corporate expenses. The increase in 2002 reflects the following factors:

  an $18.1 million increase in bad debt expense, primarily related to the downturn in the economy over the past 15 months; and
  a $6.1 million increase in customer retention costs, primarily related to the increase in competition.

In addition, customer service-related expenses increased as a result of the 17% growth in the Company’s customer base.

The Company anticipates that customer retention expenses will increase in the future as it changes to a single digital technology platform and certain customers will require new handsets.

Monthly general and administrative expenses per customer increased 2% to $11.22 in 2002 from $11.00 in 2001. General and administrative expenses represented 24% of service revenues both in 2002 and 2001.

Depreciation expense increased $49.1 million, or 28%, in 2002. The increases reflect rising average fixed asset balances, which increased 21% in 2002. Increased fixed asset balances in 2002 resulted from the following factors:

  the addition of new cell sites built to improve coverage and capacity in the Company’s markets;
  the addition of digital radio channels to the Company’s network to accommodate increased usage;
  upgrades to provide digital service in more of the Company’s service areas;
  the commencement of the migration of the Company’s network to a single digital equipment platform; and
  investments in the Company’s billing and office systems.

See “Financial Resources and Liquidity – Liquidity and Capital Resources” for further discussion of the Company’s capital expenditures.

In addition, depreciation expense increased $15.0 million in 2002 to reflect the writeoff of certain analog radio equipment based on fixed asset inventory reviews performed in 2002.

Amortization of intangibles decreased $25.6 million, or 54%, in 2002. In accordance with SFAS No. 142, effective January 1, 2002, the Company no longer amortizes previously recorded goodwill and intangible assets with indefinite lives. These assets will be subject to periodic impairment tests. No impairment charge was required to be recorded upon the completion of the initial impairment review. In the first nine months of 2001, amortization of these intangibles totaled $27.1 million.

Operating Income

Operating income totaled $243.6 million in 2002, a decrease of $1.2 million, or less than 1%, from 2001. The operating income margins (as a percent of service revenues) were 16.0% in 2002 and 17.9% in 2001. Excluding the effect of SFAS No. 142 on amortization of intangibles, operating income would have decreased $28.3 million, or 10%, in 2002. Excluding amortization of intangibles related to licenses and goodwill, 2001’s operating income margin would have been 19.9%. Excluding the operations of Chicago 20MHz, 2002’s operating income would have been $248.9 million and the operating income margin would have been 16.6%.

The decline in operating income and operating income margin in 2002 reflects the following:

  increased marketing and selling expenses, primarily driven by increased costs related to improvements in the Company’s telesales and merchandise management processes, commissions and agent-related expenses and advertising expenses; and
  increased depreciation expense, driven by an increase in average fixed assets and a writeoff of analog radio equipment.

These were partially offset by the following factors:

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

Related to the Company’s acquisition and subsequent transition of the Chicago 20MHz operations, including the recent brand launch, the Company plans to incur additional expenses during the remainder of 2002 and in 2003 as it begins to compete in the Chicago market. All expense categories will be affected by the launch of the Chicago market, and there is no assurance that the expenses incurred will result in any increase in revenues over the launch period. As a result, the Company’s operating income and operating margins may decrease during the remainder of 2002 and during 2003.

The Company expects service revenues in its existing markets to continue to grow during the remainder of 2002 and in 2003; however, management anticipates that average monthly service revenue per customer may decrease, as retail service and inbound roaming revenue per minute of use decline. Additionally, the Company expects expenses related to its existing markets to increase during the remainder of 2002 and in 2003 as it incurs costs associated with customer growth, service and retention and fixed asset additions.

Management continues to believe there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Additionally, competitors licensed to provide wireless services have initiated service in many of the Company’s markets over the past several years. The Company expects other wireless operators to continue deployment of their networks throughout all of the Company’s service areas during 2002 and 2003. Management continues to monitor other wireless communications providers’ strategies to determine how additional competition is affecting the Company’s results. The effects of additional wireless competition have significantly slowed customer growth in certain of the Company’s markets. Coupled with the downturn in the nation’s economy, the effect of increased competition has caused the Company’s customer growth in these markets to be slower than expected over the past 15 months. Management anticipates that overall customer growth will continue to be slower in the future, primarily as a result of the increase in competition in its markets and due to the maturation of the wireless industry.

Investment and Other Income (Loss)

Investment and other income (loss) totaled a loss of $274.3 million in 2002 and income of $10.7 million in 2001.

Loss on wireless and other investments totaled $278.9 million in 2002. In June 2002, the Company recognized other than temporary losses of $244.7 million on its investments in Vodafone AirTouch plc (ticker symbol “VOD”) and Rural Cellular Corporation (ticker symbol “RCCC”). In September 2002, the Company recorded a $34.2 million writedown in the value of notes receivable related to the 2000 sales of certain minority interests.

Investment income was $30.7 million in 2002 and $31.3 million in 2001. Investment income primarily represents the Company’s share of net income from the markets managed by others that are accounted for by the equity method. The aggregate income from these markets decreased slightly in 2002 compared to 2001.

Interest income totaled $3.1 million in 2002 and $9.5 million in 2001. The decrease in 2002 is primarily due to the $5.1 million decrease in interest income on outstanding cash balances, which was driven by both lower cash balances and lower interest rates in 2002.

Interest expense totaled $31.0 million in 2002 and $26.2 million in 2001. Interest expense in 2002 is primarily related to Liquid Yield Option Notes (“LYONs”) ($6.6 million); the Company’s 7.25% Notes (the “7.25% Notes”) ($13.9 million); the Company’s $500 million revolving credit facility with a series of banks (the “1997 Revolving Credit Facility”) ($3.9 million); the Company’s contracts with a series of banks related to its investment in VOD (the “VOD contracts”) ($1.3 million); the Company’s 9% Series A Notes (the “9% Series A Notes”) ($2.4 million); and the Company’s 8.1% Note from TDS (the “Intercompany Note”) ($1.3 million). Interest expense in 2001 was primarily related to LYONs ($7.6 million), the 7.25% Notes ($13.9 million) and the 1997 Revolving Credit Facility ($3.5 million).

The LYONs are zero coupon convertible debentures which accrete interest at 6% annually, but do not require current cash payments of interest. All accreted interest is added to the outstanding principal balance on September 15 and December 15 of each year.

The Company’s $250 million principal amount of 7.25% Notes are unsecured and become due in August 2007. Interest on the 7.25% Notes is payable semi-annually on February 15 and August 15 of each year.

The 1997 Revolving Credit Facility is a seven-year facility which was established in 1997. Borrowings under this facility accrue interest at the London InterBank Offered Rate (“LIBOR”) plus 19.5 basis points (for a rate of 2.01% at September 30, 2002). Interest and principal are due the last day of the borrowing period, as selected by the borrower, of either seven days or one, two, three or nine months; any borrowings made under the facility are short-term in nature and automatically renew until they are repaid. The Company pays annual facility and administrative fees in addition to interest on any borrowings; these fees are recorded as interest expense. Any borrowings outstanding in August 2004, the termination date of the 1997 Revolving Credit Facility, are due and payable at that time along with any accrued interest. As of September 30, 2002, the Company had $380 million of borrowings outstanding under the 1997 Revolving Credit Facility.

In May 2002, the Company entered into the VOD contracts, which were negotiated with third parties relating to its investment in 10.2 million VOD American Depository Receipts (“ADRs”), hedging the market price risk with respect to these securities. Taken together, the VOD contracts allowed the Company to borrow an aggregate of $159.9 million against the stock. The VOD contracts payable bear interest, payable quarterly, at LIBOR plus 0.5% for a rate of 2.29% at September 30, 2002. See “Financial Resources and Liquidity” for further information on the VOD contracts.

The 9% Series A Notes were issued to PrimeCo in a private placement and are due in August 2032. The notes are callable by the Company at the principal amount after five years. Interest is payable quarterly.

The Intercompany Note from TDS bears interest at an annual rate of 8.1%, payable quarterly, and becomes due in August 2008, with no penalty for prepayment. This loan is subordinated to the 2002 Revolving Credit Facility.

SFAS No. 145 “Rescission of SFAS No. 4, 44, and 64 and Technical Corrections” was issued in April 2002. See “Recent Accounting Pronouncements” for a discussion of the impact of SFAS No. 145 on the Company’s results of operations.

Income Taxes

Income tax expense (benefit) was a benefit of $3.9 million in 2002 and expense of $107.4 million in 2001. Excluding $111.5 million of income tax benefit in 2002 related to the other than temporary losses on investments and the writedown of notes receivable, the Company’s effective tax rate was 43% in 2002 and 42% in 2001.

TDS and the Company are parties to a Tax Allocation Agreement, pursuant to which the Company is included in a consolidated federal income tax return with other members of the TDS consolidated group.

For financial reporting purposes, the Company computes federal income taxes as if it was filing a separate return as its own affiliated group and was not included in the TDS group.

Net Income (Loss)

Net (loss) totaled $33.0 million in 2002 and net income totaled $140.9 million in 2001. Diluted earnings (loss) per share was ($0.38) in 2002 and $1.61 in 2001.

Three Months Ended 9/30/02 Compared to Three Months Ended 9/30/01

Except as otherwise stated below, the changes in the three-month period are due to reasons generally the same as explained above for the nine-month period.

The operating revenues of Chicago 20MHz for the period from the acquisition date through September 30, 2002 are included in the Company’s consolidated operating revenues. Following is a summary of operating revenues for the three months ended September 30, 2002 excluding the effect of Chicago 20MHz, and the resulting variances from the same period of 2001.

                                        Three Months Ended September 30,
                              --------------------------------------------------
                                                                        2002
                                       2002                         As Reported
                              ----------------------                Less Chicago
                                         As Reported                   20MHz
                                  As     Less Chicago                % Change
                               Reported      20MHz       2001        from 2001
                              ----------  ----------  ----------   -------------
                                            (Dollars in millions)
OPERATING REVENUES
 Retail service               $    443.3  $    418.0  $    360.7       + 16%
 Inbound roaming                    74.2        74.1        77.8       -  5%
 Long-distance and other            43.7        42.7        40.8       +  5%
                              ----------  ----------  ----------   -------------
   Total Service Revenues          561.2       534.8       479.3       + 12%
 Equipment sales                    36.4        34.5        21.7       + 59%
                              ----------  ----------  ----------   -------------
   Total Operating Revenues        597.6       569.3       501.0       + 14%
                              ----------  ----------  ----------   -------------

The following discussion of operating revenues is presented excluding the effect of Chicago 20MHz on 2002 results. The resulting variances from prior year are therefore related only to the Company’s operations that were included in consolidated results in both 2001 and 2002.

Operating revenues totaled $569.3 million in the third quarter of 2002, an increase of $68.3 million, or 14%, from 2001. Average monthly service revenue per customer increased to $49.44 in the third quarter of 2002 compared to $47.92 in the same period of 2001. The increase was primarily due to the increase in average retail service revenue per customer, to $38.64 from $36.06.

Retail service revenues increased $57.3 million, or 16%, in 2002 primarily due to the increased number of customers served. Average monthly local retail minutes of use per customer totaled 304 in the third quarter of 2002 compared to 230 in 2001. The increase in monthly local retail minutes of use was driven by the Company’s focus on designing incentive programs and rate plans to stimulate overall usage.

Inbound roaming revenue decreased $3.7 million, or 5%, in 2002 as the increase in inbound roaming minutes of use was more than offset by a decrease in the average inbound roaming revenue per minute of use.

Long-distance and other revenue increased $1.9 million, or 5%, in 2002 as the volume of long-distance calls billed by the Company increased, primarily from inbound roamers using the Company’s systems to make long-distance calls. This effect was partially offset both by price reductions primarily related to long-distance charges on roaming minutes of use as well as the Company’s increasing use of pricing plans which include long-distance calling at no additional charge. Monthly long-distance and other revenue per customer averaged $3.95 in 2002 and $4.08 in 2001.

Equipment sales revenue increased $12.8 million, or 59%, in 2002, primarily due to the change in the Company’s method of distributing handsets to its agent channel. These handset sales to agents increased equipment sales revenue by approximately $23 million during 2002. Excluding the sales of handsets to agents in 2002, equipment sales revenues would have decreased approximately $10 million. The decrease was primarily due to the reduction in per unit prices for handsets in 2002 and the recognition of previously deferred revenues which increased revenue by $5.2 million in 2001, partially offset by the effect of a 7% increase in gross customer activations.

The operating expenses of Chicago 20MHz for the period from the acquisition date through September 30, 2002 are included in the Company’s consolidated operating expenses. Following is a summary of operating expenses for the three months ended September 30, 2002 excluding the effect of Chicago 20MHz, and the resulting variances from the same period of 2001.

                                        Three Months Ended September 30,
                              --------------------------------------------------
                                                                        2002
                                       2002                         As Reported
                              ----------------------                Less Chicago
                                         As Reported                   20MHz
                                  As     Less Chicago                % Change
                               Reported      20MHz       2001        from 2001
                              ----------  ----------  ----------   -------------
                                            (Dollars in millions)
OPERATING EXPENSES
 System operations            $    136.4  $    131.0  $    119.2       + 10%
 Marketing and selling             100.9        94.0        74.4       + 26%
 Cost of equipment sold             51.6        47.8        31.7       + 51%
 General and administrative        141.1       130.6       105.8       + 23%
 Depreciation                       93.4        88.5        61.5       + 44%
 Amortization of intangibles         9.5         7.4        15.8       - 53%
                              ----------  ----------  ----------   -------------
   Total Operating Expenses        532.9       499.3       408.4       + 22%
                              ----------  ----------  ----------   -------------

The following discussion of operating expenses is presented excluding the effect of Chicago 20MHz on 2002 results. The resulting variances from prior year are therefore related only to the Company’s operations that were included in consolidated results in both 2001 and 2002.

Operating expenses totaled $499.3 million in the third quarter of 2002, an increase of $90.9 million, or 22%, from 2001.

System operations expenses increased $11.8 million, or 10%, in 2002 as a result of increases in minutes of use and costs associated with maintaining 16% more average cell sites than in 2001. These factors were partially offset by decreases in cost per minute for outbound roaming transactions.

Marketing and selling expenses increased $19.6 million, or 26%, in 2002. The increase was primarily due to a 7% increase in gross customer activations, increased costs related to improvements made to the Company’s telesales and merchandise management processes, commissions and agent-related costs and additional advertising costs related to certain pricing promotions.

Cost of equipment sold increased $16.1 million, or 51%, in 2002. The increase is primarily due to the approximately $21 million in handset costs related to the sale of handsets to agents in the third quarter of 2002. Excluding the sales of handsets to agents in 2002, cost of equipment sold would have decreased approximately $5 million. This decrease was due to the reduction in per unit cost per handset in 2002, partially offset by the effect of a 7% increase in gross customer activations, to 316,000 in 2002 from 296,000 in 2001.

Marketing cost per gross customer activation (“CPGA”), which includes marketing and selling expenses and equipment subsidies, increased 19% to $340 in 2002 (excluding the effect of Chicago 20MHz) from $285 in 2001. The following summarizes the components of CPGA:

                                                        Three Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
Cost Components (Millions):
 Marketing and selling                              $       94.0   $       74.4
 Cost of equipment sold                                     47.8           31.7
 Less equipment sales revenues                             (34.5)         (21.7)
                                                    ------------   ------------
    Total marketing costs                           $      107.3   $       84.4
                                                    ------------   ------------

Gross Customer Activations (Thousands)                     316.0          296.0
                                                    ------------   ------------
Cost per Gross Customer Activation                  $        340   $        285
                                                    ============   ============

General and administrative expenses increased $24.8 million, or 23%, in 2002. The increase was primarily driven by a $7.6 million increase in bad debt expense, related to the downturn in the economy over the past 15 months, by a $9.6 million increase in customer retention costs and also by an increase in the expenses required to serve the growing customer base.

Depreciation expense increased $27.0 million, or 44%, in 2002, reflecting a 19% increase in average fixed asset balances. In addition, depreciation expense increased $15.0 million in 2002 to reflect the writeoff of certain analog radio equipment.

Operating income decreased $28.0 million, or 30%, to $64.7 million in 2002; operating income margins (as a percent of service revenues) totaled 11.5% in 2002 and 19.3% in 2001. Excluding the effect of SFAS No. 142 on amortization of intangibles, operating income would have decreased $37.1 million, or 36%, in 2002. Excluding amortization of intangibles related to licenses and goodwill, 2001‘s operating income margin would have been 21.2%. Excluding the operations of Chicago 20MHz, 2002‘s operating income would have been $70.0 million and the operating income margin would have been 13.1%. The decrease in operating income was primarily driven by increases in marketing and selling expense, cost of equipment sold, general and administrative expense and depreciation expense which were all greater than the increase in operating revenues.

Investment and other income (loss) totaled a loss of $33.7 million in 2002 and income of $5.4 million in 2001. Loss on wireless and other investments totaled $34.2 million in 2002, as the Company recorded a writedown related to certain notes receivable. Investment income decreased $1.3 million, or 9%, in 2002, as the aggregate net income from the markets managed by others that are accounted for by the equity method decreased in the third quarter of 2002.

Interest expense increased $4.6 million, or 54%, in 2002, primarily due to the interest expense related to the debt incurred to finance the PrimeCo acquisition. Income tax expense totaled $16.3 million in 2002 and $42.9 million in 2001. Excluding $12.4 million of income tax benefit in 2002 related to the writedown of certain notes receivable, the Company’s effective tax rate was 44% both in 2002 and 2001.

Net income totaled $12.2 million in 2002 and $53.1 million in 2001. Diluted earnings (loss) per share totaled $.14 in 2002 and $.60 in 2001. Excluding the after-tax effects of the writedown of notes receivable, net income and diluted earnings per share totaled $34.0 million and $.39, respectively, in 2002. A summary of the after-tax effects of the losses on investments, license and goodwill amortization and losses on the retirement of debt on net income and diluted earnings per share in both 2002 and 2001 is shown below.

                                                        Three Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
                                                       (Dollars in thousands,
                                                      except per share amounts)

Net Income (Loss) from:
 Operations                                         $     33,963   $     61,653
 (Loss) on writedown of notes receivable                 (21,799)            --
 License and goodwill amortization                            --         (6,758)
 (Loss) on retirement of debt                                 --         (1,768)
                                                    ------------   ------------
Net income (loss) as reported                       $     12,164   $     53,127
                                                    ============   ============

Diluted Earnings Per Share from:
 Operations                                         $        .39   $        .69
 (Loss) on writedown of notes receivable                    (.25)            --
 License and goodwill amortization                            --           (.07)
 (Loss) on retirement of debt                                 --           (.02)
                                                    ------------   ------------
Diluted earnings per share as reported              $        .14   $        .60
                                                    ============   ============

FINANCIAL RESOURCES AND LIQUIDITY

The Company operates a capital- and marketing-intensive business. In recent years, the Company has generated operating cash flow and received cash proceeds from divestitures to fund its network construction costs and operating expenses. The Company anticipates further increases in wireless units in service, revenues, operating cash flow and fixed asset additions in the future. Operating cash flow may fluctuate from quarter to quarter depending on the seasonality of each of these growth factors.

Cash flows from operating activities provided $463.6 million in 2002 and $356.2 million in 2001. Income from operations excluding all noncash items increased $63.5 million to $428.9 million in the first nine months of 2002. Changes in assets and liabilities from operations provided $34.7 million in 2002 and required $9.2 million in 2001, reflecting primarily timing differences in the payment of accounts payable and the receipt of accounts receivable. Income taxes and interest paid totaled $59.8 million in 2002 and $84.9 million in 2001.

Cash flows from investing activities required $828.2 million in 2002 and $510.1 million in 2001. Cash required for property, plant and equipment and system development expenditures totaled $449.0 million in 2002 and $377.7 million in 2001. These expenditures were financed primarily with internally generated cash. These expenditures primarily represent the construction of 263 and 256 cell sites in 2002 and 2001, respectively, as well as other plant additions. These plant additions included the migration to a single digital equipment platform, the addition of digital radio channels to accommodate increased usage and costs related to the development of the Company’s billing and office systems. Other plant additions included significant amounts related to the replacement of retired assets and the changeout of analog equipment for digital equipment. Acquisitions, excluding cash received and bonds issued to the sellers of Chicago 20MHz, required $451.5 million in 2002 and $134.6 million in 2001. Cash distributions from wireless entities in which the Company has an interest provided $25.0 million in 2002 and $10.6 million in 2001. In 2002, the Company was refunded $47.6 million of its deposit with the FCC related to the January 2001 FCC spectrum auction.

Cash flows from financing activities provided $374.2 million in 2002 and $39.4 million in 2001. In 2002, the Company received $159.9 million from the VOD contracts and received $105.0 million from TDS through the Intercompany Note. The Company repaid $306.4 million in 2002 and $22.5 million in 2001 under the 1997 Revolving Credit Facility. Borrowings under the 1997 Revolving Credit Facility totaled $422.4 million in 2002, primarily to fund the Chicago 20MHz acquisition, and $118.5 million in 2001. In 2001, the Company paid $30.1 million in cash, recorded $612,000 of accounts payable for payments made in October 2001 and issued 550,000 USM Common Shares to satisfy the conversion of $113.5 million face value ($49.4 million carrying value) of LYONs by the holders. In 2001, the Company paid $25.8 million for the repurchase of 322,600 of its Common Shares. The cash paid includes $11.0 million paid in 2001 for repurchases executed in December 2000, and excludes $1.0 million of accounts payable recorded for payments made in October 2001.

Acquisitions and Divestitures

Acquisitions

The Company assesses its wireless holdings on an ongoing basis in order to maximize the benefits derived from clustering its markets. The Company also reviews attractive opportunities for the acquisition of additional wireless spectrum.

Acquisition of Chicago 20MHz

On August 7, 2002, the Company completed the acquisition of Chicago 20MHz, representing 13.2 million pops, for approximately $607 million, subject to certain working capital and other adjustments. The Company financed the purchase using its 1997 Revolving Credit Facility, the $175 million 9% Series A Notes and the $105 million Intercompany Note with TDS. Net of cash acquired in the transaction and bonds issued to the sellers of Chicago 20MHz, the Company used cash totaling $430.4 million for the acquisition of Chicago 20MHz. See “Liquidity and Capital Resources – Financing of Chicago 20MHz Acquisition.”

The Chicago MTA is the fourth largest MTA in the United States. The markets that comprise the Chicago MTA are adjacent to the Iowa, Illinois, Wisconsin and Indiana markets of the Company’s Midwest cluster, which is its largest market cluster. Of the total Chicago MTA population of 13.2 million, approximately 81% was not previously covered by the Company’s licenses. There is a strong community of interest between the Company’s existing markets and the Chicago 20MHz markets. The Chicago MTA is the single largest roaming destination of the Company’s current customers.

Chicago 20MHz owns licenses covering the 18 Basic Trading Areas (“BTAs”) that comprise the Chicago MTA. The Chicago MTA includes, among others, the Chicago, Bloomington-Normal, Champaign-Urbana, Decatur-Effingham, Peoria, Rockford and Springfield BTAs in Illinois, the South Bend and Fort Wayne BTAs in Indiana and the Benton Harbor BTA in Michigan. The Chicago 20MHz network currently covers approximately 73% of the population in the licensed area.

Chicago 20MHz utilizes Code Division Multiple Access (“CDMA”) technology in a network which serves the Chicago MTA with over 500 cell sites. Chicago 20MHz currently serves approximately 305,000 customers, representing a penetration rate of approximately 2.3% based on 2001 Claritas population estimates for the licensed area of Chicago 20MHz.

Chicago 20MHz utilizes both direct and indirect distribution channels, with direct distribution provided through 34 stores and kiosks, and indirect distribution through approximately 600 authorized agents. In addition, Chicago 20MHz has approximately 720 replenishment locations for its prepaid customers. The Company launched its “U.S. Cellular” brand in the Chicago 20MHz licensed area in the fourth quarter of 2002.

At September 30, 2002, Chicago 20MHz had approximately 500 employees, none of whom are represented by labor unions.

Chicago 20MHz competes in the Chicago MTA directly against larger and more established wireless service providers, as the Company does in many of its other markets. The other wireless carriers competing in all or part of the Chicago MTA include Cingular, Verizon Wireless, AT&T Wireless, Sprint PCS, Nextel and T-Mobile. These competitors provide wireless services on a substantially national basis. As a result, they have customer bases substantially greater than Chicago 20MHz, which is only a local competitor, and also greater than the Company, which is a regional competitor, and have financial resources that are substantially greater than Chicago 20MHz and the Company.

For the twelve months ended December 31, 2001, Chicago 20MHz had net revenues of $232 million, operating loss of $26 million and a net loss of $27 million.

For the portion of the third quarter subsequent to the acquisition, Chicago 20MHz contributed $26.4 million of service revenue, with average monthly service revenue per customer of $46.83, $1.8 million of equipment sales revenue and $5.3 million of operating loss to the Company’s operating results. Subsequent to the acquisition, Chicago 20MHz lost 15,000 net customers and ended the quarter with 305,000 customers.

Other Acquisitions

Additionally, in the first nine months of 2002, the Company, through joint ventures, acquired majority interests in 10 megahertz (“MHz”) licenses in three PCS markets. The interests the Company acquired are 100% owned by the joint ventures, and the Company is considered to have the controlling financial interest in these joint ventures for financial reporting purposes. The Company also acquired the remaining minority interests in three other PCS markets in which it previously owned an interest, resulting in 100% ownership in those markets. The aggregate amount paid by the Company to acquire the interests in these transactions, which represented 1.3 million pops, was $20.8 million.

In the first nine months of 2001, the Company completed the acquisition of majority interests in 17 wireless licenses, representing 5.1 million pops, for $136.9 million.

Divestitures

In 2002 and 2001, the Company had no material divestitures of wireless interests.

Pending Transactions

The Company is a limited partner in a joint venture that was a successful bidder for 17 licenses in 13 markets in the January 2001 FCC spectrum auction (“Auction 35”). The cost for the 17 licenses totaled $283.9 million. Legally, the general partner controls the joint venture; however, the Company has included the joint venture in its consolidated financial statements because the Company is considered to have controlling financial interest for financial reporting purposes under GAAP. In 2001, the joint venture acquired five of such licenses in four markets for a total of $4.1 million and had deposits with the FCC totaling $56.1 million for the remaining licenses. In May 2002, the FCC refunded 85% of the deposits, or $47.6 million, and retained the remaining $8.5 million of deposits pending the outcome of the proceedings discussed below. The remaining deposits are classified as a current asset at September 30, 2002.

On September 12, 2002, the FCC issued a public notice (“WT Docket 02-276”) seeking comment on whether it should consider refunding the remainder of the deposits as well as permit the winning bidders in Auction 35 to dismiss some or all of their applications. The FCC also sought comment on whether winning bidders who elected to “opt out” of certain applications should be barred from participating in any subsequent reauction with respect to those licenses. The pleading cycle in WT Docket 02-276 ended on October 21, 2002 and the FCC has indicated its intention of issuing an order soon thereafter. Subject to the final outcome of the proceedings discussed below, or the earlier decision of the FCC in WT Docket 02-276 and the election by the joint venture to opt out of all of its applications, the joint venture’s portion of the funding for the acquisition of the remaining licenses could range from zero up to an aggregate of an additional $271.3 million. At this time, the joint venture has made no decision as to whether it will exercise any opt-out rights, even if the FCC were to grant such rights. In addition, the Company has agreed to loan the general partner up to $20 million that could be used by the general partner to fund its investment in the licenses.

With respect to the remaining 12 licenses in nine markets, such licenses had been reauctioned by the FCC after defaults by winning bidders in a prior auction and were made subject by the FCC to the final outcome of certain legal proceedings initiated by the prior winning bidders. Following the reauction, one of the prior winning bidders obtained a court ruling that the FCC’s actions were illegal. In response to a request of the U.S. Department of Justice and the FCC, the U.S. Supreme Court agreed to review this court ruling and oral arguments were heard on October 8, 2002. In the event the prior winning bidder is successful in this litigation, the joint venture would receive a refund of its remaining deposit of $8.5 million made to the FCC for such 12 licenses. The joint venture’s financial requirements would then be limited to the five licenses in four markets that it acquired in 2001. If the FCC is successful in this litigation or the matter is otherwise resolved in a manner that will permit the joint venture to acquire the remaining licenses, the joint venture could be required to pay to the FCC the balance of the auction price for such licenses. The joint venture could then have significant financial requirements to build out such markets. The exact nature of the Company’s financial commitment going forward will be determined as the joint venture evaluates its alternatives as a result of any Order issued in WT Docket 02-276 and develops its long-term business and financing plans.

Liquidity and Capital Resources

Anticipated capital expenditures requirements for 2002 primarily reflect the Company’s plans for construction, system expansion, the execution of its plans to migrate to a single digital equipment platform and the buildout of its Chicago 20MHz licensed area. The Company’s construction and system expansion budget for 2002 is $720 million to $740 million, of which $449 million of expenditures have been incurred as of September 30, 2002. These expenditures primarily address the following needs:

  Expand and enhance the Company’s coverage in its service areas, particularly in the Chicago 20MHz service area.
  Provide additional capacity to accommodate increased network usage by current customers.
  Addition of digital service capabilities to its systems, including the initial steps toward migration to a single digital equipment platform, Code Division Multiple Access (“CDMA”), from a mixture of CDMA and another digital technology, Time Division Multiple Access (“TDMA”).
  Satisfy certain regulatory requirements for specific services such as enhanced 911 and wireless number portability.
  Enhance the Company's billing and office systems.

The Company expects its conversion to CDMA to be completed during 2004, at an approximate cost of $400 million to $450 million spread over three years. The estimated capital expenditures in 2002 include $130 million to $145 million related to this conversion. Approximately $50 million of the conversion expenditures were moved into 2002 from 2003 to enable the Company to migrate some service areas to the new platform sooner and minimize the Company’s investment in infrastructure and handsets related to the old platform. Customers in the areas converted to CDMA in 2002 will be able to use the Company’s Chicago 20MHz network instead of roaming on third-party networks, potentially reducing system operations expense. The Company has contracted with an infrastructure vendor to provide a substantial portion of the equipment related to the conversion.

The Company has no current plans to repurchase its common shares. However, as market conditions warrant, the Company may continue the repurchase of its common shares, on the open market or at negotiated prices in private transactions. The Company’s repurchase program is intended to create value for the shareholders. The repurchases of common shares will be funded by internal cash flow, supplemented by short-term borrowings and other sources.

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

The Company is generating substantial cash from its operations and anticipates financing all of the remaining 2002 obligations listed above with internally generated cash and with borrowings under the Company’s 1997 Revolving Credit Facility and its recently obtained five-year credit facility, which provides up to $325 million in financing (the “2002 Revolving Credit Facility”), as the timing of such expenditures warrants. The Company had $38.6 million of cash and cash equivalents at September 30, 2002.

At September 30, 2002, $120 million of the $500 million under the Company’s 1997 Revolving Credit Facility and the entire $325 million of the 2002 Revolving Credit Facility were unused and remained available to meet any short-term borrowing requirements.

The 1997 Revolving Credit Facility expires in August 2004 and provides for borrowings with interest at LIBOR plus a margin percentage based on the Company’s credit rating, which was 19.5 basis points as of September 30, 2002.

The 2002 Revolving Credit Facility expires in June 2007 and permits revolving loans on terms and conditions substantially similar to the Company’s 1997 Revolving Credit Facility. The terms of the 2002 Revolving Credit Facility provide for borrowings with interest at LIBOR plus a margin percentage based on the Company’s credit rating, which was 55 basis points (for a rate of 2.36% as of September 30, 2002).

The continued availability of these revolving lines of credit requires the Company to comply with certain negative and affirmative covenants, maintain certain financial ratios and to represent certain matters at the time of each borrowing. At September 30, 2002, the Company was in compliance with all covenants and other requirements set forth in the revolving credit facilities. The Company’s interest costs related to both lines of credit would increase if its credit rating goes down, which would increase its cost of financing, but such lines of credit would not cease to be available solely as a result of a decline in its credit rating.

The Company has on file with the SEC a shelf registration statement on Form S-3 for the issuance from time to time of up to $500 million of senior debt securities. In November 2002, the Company sold $115 million of 8.75% Senior Notes due 2032 (the “8.75% Senior Notes”) under this registration statement, as more fully discussed below.

See also “Financing of Chicago 20MHz Acquisition and Upgrade.”

The Company holds investments in publicly traded companies valued at $131.8 million as of September 30, 2002. These assets are classified for financial reporting purposes as available-for-sale securities. In May 2002, the Company entered into the VOD contracts. The Company received $159.9 million related to the VOD contracts, which expire in five years and may be settled in cash or delivery of the underlying securities. See “Market Risk” for further information on the VOD contracts.

Management continues to believe there exists a seasonality in both service revenues and operating expenses, which may cause cash flows from operations to vary from quarter to quarter. However, these fluctuations are not considered to be large enough to cause the Company to look beyond its short-term financing sources to meet its cash needs during the remainder of 2002 or during 2003. Subject to the discussion under “Financing of Chicago 20 MHz Acquisition and Upgrade” below, management believes that the Company’s cash flows from operations and sources of external financing, including the above-referenced 1997 and 2002 Revolving Credit Facilities, provide substantial financial flexibility for the Company to meet both its short- and long-term needs. The Company also may have access to public and private capital markets to help meet its long-term financing needs. The Company anticipates issuing debt and equity securities only when capital requirements (including acquisitions), financial market conditions and other factors warrant.

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

At September 30, 2002, the Company is in compliance with all covenants and other requirements set forth in long-term debt indentures. The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in the Company’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future.

Financing of Chicago 20MHz Acquisition and Upgrade

The Chicago 20MHz acquisition price of approximately $607 million was financed using $327 million from the Company’s 1997 Revolving Credit Facility, $175 million from the 9% Series A Notes and the $105 million Intercompany Note with TDS.

The 9% Series A Notes were issued to PrimeCo in a private placement as part of the payment of the purchase price for Chicago 20MHz. Interest is payable quarterly. The notes are callable by the Company after five years at the principal amount plus accrued but unpaid interest. In connection with the purchase of Chicago 20MHz from PrimeCo, the Company entered into an agreement pursuant to which it provided PrimeCo and transferees of PrimeCo rights to have such notes registered with the SEC for resale. The Company filed the registration statement on August 29, 2002. This registration statement will be amended due to the purchase of a portion of the 9% Series A Notes, as described in the following paragraph.

In November 2002, the Company sold $115 million of 8.75% Senior Notes. Interest is payable quarterly. The notes are callable by the Company, at the principal amount plus accrued and unpaid interest, at any time on and after November 7, 2007. The net proceeds of the 8.75% Senior Notes are being used to repurchase a portion of the 9% Series A Notes that were issued to PrimeCo. The Company issued the 8.75% Senior Notes under the $500 million shelf registration statement on Form S-3 filed in May 2002. The Company has also granted the underwriters of the offering an option to purchase up to an additional $17.25 million of 8.75% Senior Notes, exercisable through November 30, 2002. The underwriters have exercised the option to acquire an additional $15 million of such notes.

The $105 million loan from TDS bears interest at an annual rate of 8.1%, payable quarterly, and becomes due in August 2008, with no penalty for prepayment. This loan is subordinated to the 2002 Revolving Credit Facility.

Subsequent to its acquisition of Chicago 20MHz, the Company began reevaluating its capital spending plans for the remainder of 2002. The Company expects to incur approximately $90 million in capital expenditures during the first 12 months following the Chicago 20MHz acquisition, to improve coverage in the Chicago 20MHz network, including an upgrade of the current CDMA system to 1XRTT, and to enhance its marketing distribution in the Chicago market, including opening new retail and agent locations. The Company expects to invest approximately $50 million of the $90 million during 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 143 “Accounting for Asset Retirement Obligations” was issued in September 2001, and will become effective for the Company beginning January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Throughout the useful life of the asset, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the asset’s useful life. The Company is currently reviewing the requirements of this new standard and has not yet determined the impact, if any, on the Company’s financial position or results of operations.

SFAS No. 145 “Rescission of SFAS No. 4, 44, and 64 and Technical Corrections” was issued in April 2002. The Company elected to adopt SFAS No. 145 early, in the second quarter of 2002, and as a result no longer reports gains and losses from extinguishment of debt as an extraordinary item. Prior year after-tax losses related to LYONs debt retirements of $1.8 million and $6.9 million, respectively, for the three and nine months ended September 30, 2001, previously reported as extraordinary items, have been reclassified to Other Income (Expense), Net in the Company’s statement of operations to conform with SFAS No. 145.

SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” was issued in June 2002 and will become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company will apply this new standard on exit or disposal activities, if any, initiated after December 31, 2002.

MARKET RISK

The Company is subject to market rate risks due to fluctuations in interest rates and market prices of marketable equity securities. The Company currently has both fixed-rate and variable-rate long-term debt instruments, with original maturities ranging from five to 30 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. As of September 30, 2002, the Company has not entered into financial derivatives to reduce its exposure to interest rate risks.

The Company maintains a portfolio of available for sale marketable equity securities, which resulted from acquisitions and the sale of non-strategic investments. The market value of these investments aggregated $131.8 million at September 30, 2002 (VOD ADRs $131.5 million and RCCC shares $0.3 million) and $272.4 million at December 31, 2001.

The Company has entered into the VOD contracts in order to hedge the market price risk with respect to the VOD ADRs. See Note 11 – Derivative Contracts for a description of the VOD contracts. The risk management objective of the VOD contracts is to establish a collar around the value of the marketable equity securities to protect the value of the marketable securities from downside risk while maintaining a share of the upside potential. The downside risk is hedged at or above the accounting cost basis, thereby eliminating the other than temporary risk on the VOD ADRs. The unhedged downside risk on the RCCC shares is not material.

The following analysis presents the hypothetical change in the fair value of the Company’s marketable equity securities and derivative instruments at September 30, 2002, assuming the same hypothetical price fluctuations of plus and minus 10%, 20% and 30%.

                     Valuation of investments     September     Valuation of investments
($ in thousands)    assuming indicated decrease   30, 2002    assuming indicated increase
----------------
                      -30%     -20%      -10%    Fair Value    +10%      +20%     +30%
                      ----     ----      ----    ----------    ----      ----     ----
Marketable Equity
  Securities        $92,237  $105,414  $118,590   $131,767  $144,944  $158,120 $171,297
Derivative
  Instruments (1)   $61,821   $51,043   $40,211    $35,961   $18,302    $7,206  $(3,989)

(1) Represents  change in the fair value of the derivative  instrument  assuming the indicated increase or decrease in the underlying securities.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

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

Critical Accounting Estimates

Management believes the following critical accounting estimates reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Valuation of Notes Receivable

The Company holds notes receivable aggregating $45.8 million from Kington Management Corporation (“Kington”) that are due in June 2005. These notes relate to the purchase by Kington of two of the Company’s minority interests in 2000. The value of these notes is directly related to the future fair market value of the related interests. An independent third party valuation of one of the wireless minority interests sold to Kington and a recent transaction involving an unrelated party holding an interest in the same market as the other wireless minority interest sold to Kington indicated a lower market value for these wireless minority interests, and therefore a lower value of the notes. Management concluded that the notes receivable were impaired and established a valuation allowance against the notes. A loss of $34.2 million was charged to the statement of operations in the third quarter of 2002 and was included in the caption (Loss) on Wireless and Other Investments. Following this writedown, the carrying value of such notes receivable at September 30, 2002 is $11.6 million. If or when the market values for the related wireless interests will recover is unclear. There may continue to be substantial variability in the future market values of these interests and risk of further decline in the value of the notes. Management will continue to review the valuation on a periodic basis.

Marketable Equity Securities

The Company holds a substantial amount of marketable securities that are publicly traded and can have volatile share prices. These investments are classified as available-for-sale and are stated at fair value based on quoted market prices. The reported value of the marketable securities is adjusted to market value each period with the unrealized gain or loss in value of the securities reported as Other Comprehensive Income, net of income taxes, which is included in the common shareholders’ equity section of the balance sheet.

The market values of marketable securities may fall below the accounting cost basis of such securities. GAAP requires management to determine whether a decline in fair value below the accounting cost basis is other than temporary. If management determined that the decline in value of the Company’s marketable securities was other than temporary, the unrealized loss included in Other Comprehensive Income would be recognized and recorded as a loss in the statement of operations.

Factors that management reviews in determining an other than temporary decline include the following:

  whether there has been a significant change in the financial condition, operational structure or near-term prospects of the issuer;
  how long and how much the value of the security has been below historical cost; and
  whether the Company has the intent and ability to retain its investment in the issuer’s securities to allow the market value to return to historical cost levels.

The Company is in the same industry classification as the issuers of its marketable securities, enhancing the Company’s ability to evaluate the effects of any changes in industry-specific factors which may affect the determination of whether a decline in market values of its marketable securities is other than temporary.

In June 2002, based on a review of such factors, management determined that the decline in value of its investment in marketable securities relative to their respective accounting cost basis was other than temporary and charged an aggregate $244.7 million loss to the statement of operations ($145.6 net of tax) and reduced the accounting cost basis of such marketable equity securities by a respective amount.

As of September 30, 2002, the aggregate market value of the marketable equity securities totaled $131.8 million, the aggregate cost basis was $160.4 million and the unrealized loss included in accumulated other comprehensive income was $17.0 million (net of tax of $11.6 million). The downside risk is hedged at or above the accounting cost basis, thereby eliminating the other than temporary risk on the VOD ADRs. The unhedged downside risk on the RCCC shares is not material.

Investment in Licenses and Goodwill

As of September 30, 2002, the Company reported $1,040.8 million of investment in licenses, net of accumulated amortization and $629.5 million of goodwill, net of accumulated amortization, as a result of acquisitions of interests in wireless licenses and businesses. The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002. In connection with SFAS No. 142, the Company has assessed its recorded balances of investment in licenses and goodwill for potential impairment. The Company completed its initial impairment assessments in the first quarter of 2002 and no impairment charge was necessary. After these initial impairment reviews, investments in licenses and goodwill must be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There can be no assurance that, upon review at a later date, material impairment charges will not be required.

The intangible asset impairment test consists of comparing the fair value of the intangible asset to the carrying amount of the intangible asset. If the carrying amount exceeds the fair value, an impairment loss is recognized for the difference. The goodwill impairment test is a two-step process. The first step compares the fair value of the reporting unit to its carrying value. If the carrying amount exceeds the fair value, the second step of the test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss is recognized for that difference.

The fair value of an intangible asset and reporting unit goodwill is the amount at which that asset or reporting unit could be bought or sold in a current transaction between willing parties. Therefore, quoted market prices in active markets are the best evidence of fair value and should be used when available. If quoted market prices are not available, the estimate of fair value shall be based on the best information available, including prices for similar assets and the use of other valuation techniques. Other valuation techniques include present value analysis, multiples of earnings or revenue or a similar performance measure. The use of these techniques involve management estimating future cash flows, selecting the appropriate discount rate, and estimating other factors and inputs, and generally result in a range of values. There can be no assurance that these estimates incorporate all known and unknown risks, uncertainties and other factors necessary to arrive at an estimated fair value.

Allocation of Chicago 20MHz Purchase Price

In connection with the purchase of Chicago 20MHz, the Company allocated the total acquisition costs to all tangible and intangible assets acquired and all liabilities assumed, with the excess purchase price over the fair value of net assets acquired recorded to goodwill. An independent appraiser provided a preliminary valuation of Chicago 20MHz’s assets. The following table summarizes the estimated fair values of the Chicago 20MHz assets acquired and liabilities assumed at the date of acquisition.

        August 7,                        2002
        ----------------------------------------
                                     (Dollars in
                                       millions)
        Current assets                 $   31.6
        Property, plant and equipment     239.3
        Other assets                        0.1
        Customer list                      43.4
        Licenses                          163.5
        Goodwill                          150.0
                                       --------
         Total assets acquired         $  627.9
                                       --------
        Current liabilities               (19.0)
        Noncurrent liabilities             (1.6)
                                       --------
         Total liabilities acquired    $  (20.6)
                                       --------
        Purchase price                 $  607.3
                                       ========

The Company expects that the allocation will require revisions as it obtains additional information relating to the valuation and finalizes the working capital and other adjustments. The Company is not currently aware of any matter that would require a material adjustment to the purchase price.

Income Taxes

The preparation of the consolidated financial statements requires the Company to calculate its provision for income taxes. This process involves estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation expense, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheet. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent management believes that recovery is not likely, a valuation allowance must be established. Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of September 30, 2002 are as follows:

                                                       September 30, 2002
                                                       ------------------
                                                          (dollars in
                                                            millions)
                                                       ------------------
             Deferred Tax Asset
               State net operating loss carryforwards  $             10.9
               Notes receivable valuation                            12.4
               Other                                                  8.1
                                                       ------------------
                                                                     31.4
             Less valuation allowance                                (8.5)
                                                       ------------------
             Total Deferred Tax Asset                                22.9
                                                       ------------------
             Deferred Tax Liability
               Marketable equity securities                          51.0
               Property, plant and equipment                        163.1
               Licenses                                             138.4
               Other                                                 64.4
                                                       ------------------
             Total Deferred Tax Liability                           416.9
                                                       ------------------
               Net Deferred Income Tax Liability       $            394.0
                                                       ==================

The valuation allowance relates to state net operating loss carryforwards that are expected to expire before they can be utilized.

The Company is included in a consolidated federal income tax return with other members of the TDS consolidated group. TDS and the Company are parties to the TDS Tax Agreement. The TDS Tax Agreement provides that the Company and its subsidiaries be included with the TDS affiliated group in a consolidated federal income tax return and in state income or franchise tax returns in certain situations. The Company and its subsidiaries calculate their income and credits as if they comprised a separate affiliated group. Under the TDS Tax Agreement, the Company remits its applicable income tax payments to TDS.

The Internal Revenue Service has completed audits of tax years through 1996. The Company expects to pay $33.6 million, including interest, to TDS in the fourth quarter of 2002 related to the Company’s share of tax liabilities from the most recent audit. The $33.6 million liability was included in Accrued Taxes on the September 30, 2002 balance sheet and was provided for in the income tax provisions in prior periods.

Initial Adoption of Accounting Policies

During 2002, the Company began utilizing derivative financial instruments to reduce market risks due to fluctuations in market prices of marketable equity securities. Prior to 2002, the Company had no significant derivative financial instruments. The Company does not hold or issue derivative financial instruments for trading purposes. The Company recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. Changes in fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of the hedged item or cash flows of the asset or liability hedged. Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (as amended) establishes the accounting and reporting standards for derivative instruments and hedging activities.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 2002, the Company entered into a loan agreement with TDS under which it borrowed $105 million, which was used for the Chicago 20MHz purchase. The loan bears interest at an annual rate of 8.1%, payable quarterly, and becomes due in August 2008, with prepayments optional. The loan is subordinated to the 2002 Revolving Credit Facility. The Company’s Board of Directors, including independent directors, approved the terms of this loan and determined that such terms were fair to the Company and all of its shareholders.

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

The following persons are partners of Sidley Austin Brown & Wood, the principal law firm of the Company and its subsidiaries: Walter C. D. Carlson, a director of the Company, a director and non-executive Chairman of the Board of Directors of TDS and a trustee and beneficiary of a voting trust that controls TDS; William S. DeCarlo, the Assistant General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the Assistant General Counsel and an Assistant Secretary of the Company and the Assistant Secretary of certain other subsidiaries of TDS. In addition, prior to August 1, 2002, another partner of Sidley Austin Brown & Wood at the time, Michael G. Hron, was the General Counsel and an Assistant Secretary of the Company, TDS and certain subsidiaries of TDS.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY STATEMENT

This Management’s Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Quarterly Report contain statements that are not based on historical fact, including the words “believes”, “anticipates”, “intends”, “expects”, and similar words. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following risks:

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
  Changes in circumstances or other events relating to the integration of Chicago 20MHz, including market launch costs or problems or other factors associated with such acquisition could have an adverse effect on the Company’s financial condition or results of operations.
  The continuation of the economic downturn and continued bankruptcies in the telecommunications industry could result in higher bad debts and slower business activity, which would have an adverse effect on the Company’s business.
  War, conflicts, hostilities and/or terrorists attacks could have an adverse effect on the Company’s business.
  Changes in our accounting policies, estimates or assumptions could have an adverse effect on our financial condition or results of operations.
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

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$561,240	$479,318	$1,523,506	$1,364,439
Equipment sales	36,331	21,706	80,195	51,643

Total Operating Revenues	597,571	501,024	1,603,701	1,416,082

OPERATING EXPENSES
System operations	136,367	119,160	362,426	320,596
Marketing and selling	100,877	74,363	264,032	213,667
Cost of equipment sold	51,595	31,721	118,550	93,737
General and administrative	141,161	105,817	363,066	321,663
Depreciation	93,355	61,520	228,289	174,437
Amortization of intangibles	9,521	15,766	23,748	47,196

Total Operating Expenses	532,876	408,347	1,360,111	1,171,296

OPERATING INCOME	64,695	92,677	243,590	244,786

INVESTMENT AND OTHER INCOME
Investment income	12,963	14,294	30,711	31,289
Amortization of licenses related to investments	—	(178)	—	(532)
Interest income	729	1,697	3,142	9,513
Other income (expense), net	156	(1,708)	1,782	(3,419)
Interest (expense)	(13,306)	(8,668)	(30,993)	(26,191)
(Loss) on wireless and other investments	(34,210)	—	(278,909)	—

Total Investment and Other Income	(33,668)	5,437	(274,267)	10,660

INCOME (LOSS) BEFORE INCOME TAXES
AND MINORITY INTEREST	31,027	98,114	(30,677)	255,446
Income tax expense (benefit)	16,269	42,950	(3,879)	107,376

INCOME (LOSS) BEFORE
BEFORE MINORITY INTEREST	14,758	55,164	(26,798)	148,070
Minority share of income	(2,594)	(2,037)	(6,248)	(7,186)

NET INCOME (LOSS)	$12,164	$53,127	$(33,046)	$140,884

BASIC WEIGHTED AVERAGE COMMON
AND SERIES A COMMON SHARES (000s)	86,095	86,394	86,077	86,231

BASIC EARNINGS PER COMMON AND
SERIES A COMMON SHARES	$0.14	$0.61	$(0.38)	$1.63

DILUTED EARNINGS PER COMMON AND
SERIES A COMMON SHARES	$0.14	$0.60	$(0.38)	$1.61

The accompanying notes to consolidated financial statements are an integral part of these statements.

-30-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASHFLOWS Unaudited
	Nine Months Ended September 30,
	2002	2001
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(33,046)	$140,884
Add (Deduct) adjustments to reconcile net income
(loss) to net cash provided by operating activities
Depreciation and amortization	252,037	221,633
Deferred income tax provision	(53,094)	15,316
Investment income	(30,711)	(31,289)
Minority share of income	6,248	7,186
Loss on wireless and other investments	278,909	—
Other noncash expense	8,583	11,649
Change in assets and liabilities from operations
Change in accounts receivable	(19,919)	(42,925)
Change in inventory	16,463	23,680
Change in accounts payable	4,079	(29,012)
Change in accrued interest	(3,501)	(3,526)
Change in accrued taxes	21,464	35,207
Change in customer deposits and deferred revenues	15,325	(2,689)
Change in other assets and liabilities	811	10,097

	463,648	356,211

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(421,959)	(368,849)
System development costs	(27,071)	(8,872)
Refund of deposit from FCC	47,566	—
Acquisitions, excluding cash acquired	(451,487)	(134,580)
Distributions from unconsolidated entities	24,975	10,577
Other investing activities	(201)	(8,386)

	(828,177)	(510,110)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from contracts payable	159,856	—
Affiliated long term debt borrowings	105,000	—
Borrowings from 1997 Revolving Credit Facility	422,444	118,500
Repayment of 1997 Revolving Credit Facility	(306,444)	(22,500)
Repurchase and conversion of LYONs	(70)	(30,149)
Repurchase of common shares	—	(25,795)
Proceeds from Common Shares issued	822	3,626
Capital distributions to minority partners	(4,631)	(4,285)
Other financing activities	(2,793)	—

	374,184	39,397

NET INCREASE (DECREASE) IN CASH	9,655	(114,502)
AND CASH EQUIVALENTS
Beginning of period	28,941	124,281

End of period	$38,596	$9,779

The accompanying notes to consolidated financial statements are an integral part of these statements.

-31-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS
	(Unaudited) September 30, 2002	December 31, 2001
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents
General funds	$27,401	$28,941
Affiliated cash equivalents	11,195	—

	38,596	28,941

Accounts Receivable
Customers, net of allowance	198,044	149,920
Roaming	67,294	78,572
Other	22,680	18,883
Inventory	41,419	55,996
Prepaid expenses	14,922	9,442
Deposit receivable from Federal
Communications Commission	8,494	56,060
Other current assets	5,980	6,141

	397,429	403,955

INVESTMENTS
Licenses, net of accumulated amortization	1,040,840	858,791
Goodwill, net of accumulated amortization	629,541	473,975
Customer list, net of accumulated amortization	42,090	—
Marketable equity securities	131,767	272,390
Other Investments
Investment in unconsolidated entities,
net of accumulated amortization	162,211	159,454
Notes and interest receivable - long-term	18,887	49,220

	2,025,336	1,813,830

PROPERTY, PLANT AND EQUIPMENT
In service and under construction	2,802,207	2,253,016
Less accumulated depreciation	976,028	833,675

	1,826,179	1,419,341

OTHER ASSETS AND DEFERRED CHARGES
System development costs,
net of accumulated amortization	142,080	108,464

Derivative Asset	35,961	—
Other, net of accumulated amortization	17,308	13,567

	195,349	122,031

Total Assets	$4,444,293	$3,759,157

The accompanying notes to consolidated financial statements are an integral part of these statements.

-32-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND SHAREHOLDERS’ EQUITY
	(Unaudited) September 30, 2002	December 31, 2001
	(Dollars in thousands)
CURRENT LIABILITIES
1997 Revolving Credit Facility	$380,000	$264,000
Accounts payable
Affiliates	2,634	4,018
Other	208,495	192,742
Customer deposits and deferred revenues	79,349	58,000
Accrued interest	4,356	7,857
Accrued taxes	30,374	8,362
Accrued compensation	24,444	22,185
Other current liabilities	19,883	19,974

	749,535	577,138

LONG-TERM DEBT
6% zero coupon convertible debentures	146,434	140,156
7.25% unsecured notes	250,000	250,000
9% Series A notes	175,000	—
Long-term debt - affiliates	105,000	—
Contracts payable	159,856	—
Other	13,000	13,000

	849,290	403,156

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	394,013	388,296
Other	11,157	8,466

	405,170	396,762

MINORITY INTEREST	50,499	46,432

COMMON SHAREHOLDERS' EQUITY
Common Shares, par value $1 per share	55,046	55,046
Series A Common Shares, par value $1 per share	33,006	33,006
Additional paid-in capital	1,307,842	1,307,584
Treasury Shares, at cost (1,950,108 and 2,001,560 shares)	(118,476)	(122,010)
Accumulated other comprehensive income (loss)	4,385	(78,997)
Retained earnings	1,107,996	1,141,040

	2,389,799	2,335,669

Total Liabilities and Shareholders' Equity	$4,444,293	$3,759,157

The accompanying notes to consolidated financial statements are an integral part of these statements.

-33-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements are read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, except as otherwise noted) necessary to present fairly the financial position as of September 30, 2002 and December 31, 2001, and the results of operations and cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the nine months ended September 30, 2002 and 2001, are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported in prior years have been reclassified to conform to current period presentation. These reclassifications had no impact on previously reported operating revenue, net income and shareholders’ equity.

2.	Significant Accounting Policy - Derivative Instruments
The Company utilizes derivative financial instruments to reduce marketable equity security market value risks. The Company does not hold or issue derivative financial instruments for trading purposes. The Company recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. Changes in fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designations and whether the hedge is anticipated to be effective in achieving offsetting changes in the fair value of the hedged item or cash flows of the asset hedged.

3.	Recent Accounting Pronouncements
Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”) “Accounting for Asset Retirement Obligations” was issued in June 2001, and will become effective for the Company beginning January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The Company is currently reviewing the requirements of this new standard and has not yet determined the impact, if any, on the Company’s financial position or results of operations.

-34-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 145 “Rescission of SFAS No. 4, 44, and 64 and Technical Corrections” was issued in April 2002. The Company elected to adopt SFAS No. 145 early, in the second quarter of 2002, and as a result no longer reports gains and losses from extinguishment of debt as an extraordinary item. Prior year after-tax losses related to LYONs debt retirements of $1.8 million and $6.9 million, respectively, for the three and nine months ended September 30, 2001, previously reported as extraordinary items, have been reclassified to Other Income (Expense), Net in the Company’s statement of operations to conform with SFAS No. 145.

SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” was issued in June 2002 and will become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company will apply this new standard on exit or disposal activities, if any, initiated after December 31, 2002.

4.	Earnings (Loss) Per Share
Net Income (Loss) used in computing Earnings per Common Share and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                         ------------------  -------------------
                                           2002      2001      2002       2001
                                         --------  --------  --------   --------
                                                 (Dollars in thousands,
                                                except per share amounts)
Net Income (Loss) Available to Common
 used in Basic Earnings per Share        $ 12,164  $ 53,127  $(33,046)  $140,884
                                         ========  ========  ========   ========

Weighted average number of Common Shares
 used in Basic Earnings per Share (000's)  86,095    86,394    86,077     86,231
                                         ========  ========  ========   ========

Basic Earnings per Share                 $   0.14  $   0.61  $  (0.38)  $   1.63
                                         ========  ========  ========   ========

-35-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    Three Months Ended  Nine Months Ended
                                                        September 30,       September 30,
                                                    ------------------  ------------------
                                                      2002      2001      2002      2001
                                                    --------  --------  --------  --------
                                                            (Dollars in thousands,
                                                          except per share amounts)

Net Income (Loss) used in Basic Earnings per Share  $ 12,164  $ 53,127  $(33,046) $140,884

Interest expense eliminated as a result of
  the pro forma conversion of Convertible
  Debentures, net of tax                                  --     1,328        --     4,340
                                                    --------  --------  --------  --------

Net Income (Loss) Available to Common used in
  Diluted Earnings per Share                        $ 12,164  $ 54,455  $(33,046) $145,224
                                                    ========  ========  ========  ========

Weighted average number of Common
  Shares used in Basic Earnings per Share (000's)     86,095    86,394    86,077    86,231
Effect of Dilutive Securities:
  Stock Options and Stock Appreciation Rights            211       209        --       241
  Conversion of Convertible Debentures                    --     3,604        --     3,604
                                                    --------  --------  --------  --------
Weighted Average Number of Common Shares
  used in Diluted Earnings per Share                  86,306    90,207    86,077    90,076
                                                    ========  ========  ========  ========

Diluted Earnings Per Share                          $   0.14  $   0.60  $  (0.38) $   1.61
                                                    ========  ========  ========  ========
5.	Supplemental Cash Flow Information
The following summarizes certain noncash transactions and interest and income taxes paid.

                                                            Nine Months Ended
                                                              September 30,
                                                        ------------------------
                                                         2002              2001
                                                        -------          -------
                                                         (Dollars in thousands)
     Interest paid                                      $26,697          $21,761
     Income taxes paid                                   33,068           63,104
     Noncash interest expense                           $ 6,995          $ 7,933
6.	Other Comprehensive Income (Loss)
The Company’s Comprehensive Income (Loss) includes Net Income, Unrealized (Losses) from Marketable Equity Securities that are classified as “available-for-sale” and Unrealized Gains on Derivative Instruments. The following tables summarize the Company’s Comprehensive Income (Loss):

-36-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            Nine Months Ended
                                                              September 30,
                                                        -----------------------
                                                           2002         2001
                                                        ----------   ----------
                                                         (Dollars in thousands)
Accumulated Other Comprehensive Income (Loss)

Balance, beginning of period                            $  (78,997)  $  (16,296)
                                                        ----------   ----------
Add (Deduct):
  Unrealized (losses) gains on
   marketable equity securities                           (140,623)    (143,899)
  Unrealized gain on derivative instruments                 35,961           --
  Income tax effect                                         42,457       58,349
                                                        ----------   ----------
  Net unrealized (losses)                                  (62,205)     (85,550)
                                                        ----------   ----------
Deduct (Add):
Recognized (loss)                                         (244,699)          --
Income tax effect                                           99,112           --
                                                        ----------   ----------
                                                          (145,587)          --
                                                        ----------   ----------
Net change in unrealized (losses) gains
included in Comprehensive Income (Loss)                     83,382      (85,550)
                                                        ----------   ----------
Balance, end of period                                  $    4,385   $ (101,846)
                                                        ==========   ==========

                                                            Nine Months Ended
                                                              September 30,
                                                        ------------------------
                                                           2002          2001
                                                        ----------    ----------
                                                         (Dollars in thousands)
Accumulated Unrealized Gain on Derivative Instruments

Balance, beginning of period                            $       --   $        --
Add (Deduct):
  Unrealized gain on derivative instruments                 35,961            --
                                                        ----------    ----------
Balance, end of period                                  $   35,961            --
                                                        ==========    ==========

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                   --------------------   --------------------
                                      2002       2001        2002        2001
                                   ---------  ---------   ---------  ---------
                                              (Dollars in thousands)
Comprehensive Income (Loss)
 Net Income (Loss)                 $  12,164  $  53,127   $ (33,406) $ 140,884
 Net change in unrealized gains
  (losses) on marketable equity
  securities and derivative
  instruments                          6,244     (7,434)     83,382    (85,550)
                                   ---------  ---------   ---------  ---------
                                   $  18,408  $  45,693   $  49,976  $  55,334
                                   =========  =========   =========  =========
7.	Marketable Equity Securities
Marketable equity securities include the Company’s investments in equity securities, primarily Vodafone AirTouch plc American Depository Receipts (“VOD ADRs”) and Rural Cellular Corporation (“RCCC”) common shares. These securities are classified as available-for-sale and stated at fair market value.

-37-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2002, the Company entered into contracts with third parties relating to its investment in 10.2 million VOD ADRs. See Note 11 – Derivative Contracts.
Information regarding the Company's marketable equity securities is summarized below.
                                                    September 30,   December 31,
                                                        2002           2001
                                                    ------------   ------------
                                                      (Dollars in thousands)
Available-for-sale Marketable Equity Securities
  Aggregate Fair Value                              $    131,767   $    272,390
  Accounting Cost Basis*                                 160,362        405,061
                                                    ------------   ------------
  Gross Holding (Losses)                                 (28,595)      (132,671)

  Tax Effect                                             (11,583)       (53,674)
                                                    ------------   ------------
  Holding (Losses), net of tax                      $    (17,012)  $    (78,997)
                                                    ============   ============
* The  accounting  cost basis of the marketable  equity  securities was reduced, recognizing  the other than  temporary loss of $244,699 in the first nine months of 2002.
8.	(Loss) on Wireless and Other Investments
In June 2002, management determined that the decline in value of its investments in VOD and RCCC relative to their respective accounting cost basis was other than temporary and charged an aggregate $244.7 million loss to the statement of operations ($145.6 net of tax) and reduced the accounting cost basis of such marketable equity securities by a respective amount.

Notes receivable – long-term primarily consists of loans to Kington Management Corporation (“Kington”) that are due in June 2005. These notes relate to the purchase by Kington of certain of the Company’s minority interests in 2000. As of June 30, 2002, the principal amount of these notes aggregated $45.8 million. An independent third party valuation of one of the wireless minority interests sold and a recent transaction involving the same market as the other wireless minority interest sold indicated a lower market value for these wireless minority interests, and therefore a lower value of the notes. Management concluded that the notes receivable were impaired and established a valuation allowance against the notes. A loss of $34.2 million was charged to the statement of operations and was included in the caption (Loss) on Wireless and Other Investments. Following this action, the carrying value of such notes receivable at September 30, 2002 is $11.6 million.

9.	Investment in Goodwill
The Company has substantial amounts of goodwill as a result of the acquisition of wireless licenses and markets. Included in the Company’s goodwill are costs related to various acquisitions structured to be tax-free. No deferred taxes have been provided on this goodwill. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002, and no longer amortizes licenses and goodwill. Prior periods have been revised to conform to current period presentation. Pursuant to SFAS No. 142, the Company assessed its recorded balances of investments in licenses and goodwill for potential impairment in the first quarter of 2002. No impairment charge was required as of January 1, 2002. The changes in the carrying amount of goodwill for the three and nine months ended September 30, 2002 and 2001, were as follows.

-38-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                    --------------------   --------------------
                                       2002       2001       2002        2001
                                    ---------  ---------   ---------  ---------
                                               (Dollars in thousands)
Balance, beginning of period        $ 473,975  $ 480,914   $ 473,975  $ 400,967
Net additions                         155,566        662     155,566     86,871
Amortization                               --     (3,753)         --    (10,015)
                                    ---------  ---------   ---------  ---------
Balance, end of period              $ 629,541  $ 477,823   $ 629,541  $ 477,823
                                    =========  =========   =========  =========
Investments in unconsolidated entities, accounted for under the equity method, also included goodwill of $24.6 million at September 30, 2002 and December 31, 2001.
Net income (loss) and income (loss) adjusted to exclude license and goodwill amortization expense, net of tax, recorded in the three and nine months ended September 30, 2002 and 2001 is summarized below.

                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                         ------------------  -------------------
                                           2002      2001      2002       2001
                                         --------  --------  --------   --------
                                                 (Dollars in thousands,
                                                except for share amounts)
Net Income (Loss)                        $ 12,164  $ 53,127  $(33,046)  $140,884
Amortization adjustment net
  to tax and minority interest
  effect of:
    License Costs                              --     6,842        --     22,227
    Goodwill                                   --     4,781        --     12,998
    Equity method goodwill                     --       227        --        692
                                         --------  --------  --------   --------
Adjusted Income (Loss)                   $ 12,164  $ 64,977  $(33,046)  $176,801
                                         ========  ========  ========   ========

Basic earnings per share:
    Net Income (Loss)                    $   0.14  $   0.61  $  (0.38)  $   1.63
    Amortization of license costs              --      0.08        --       0.26
    Amortization of goodwill                   --      0.06        --       0.16
                                         --------  --------  --------   --------
    Adjusted Net Income (Loss)           $   0.14  $   0.75  $  (0.38)  $   2.05
                                         ========  ========  ========   ========

Diluted earnings per share:
    Net Income (Loss)                    $   0.14  $   0.60  $  (0.38)  $   1.61
    Amortization of license costs              --      0.07        --       0.25
    Amortization of goodwill                   --      0.05        --       0.15
                                         --------  --------  --------   --------
    Adjusted Net Income (Loss)           $   0.14  $   0.72  $  (0.38)  $   2.01
                                         ========  ========  ========   ========
10.	Treasury Shares
In 2000, the Company authorized the repurchase of up to 4.2 million of its Common Shares through three separate 1.4 million share programs. The Company may use repurchased shares to fund acquisitions and for other corporate purposes.

As of September 30, 2002, the Company had repurchased 4,139,000 Common Shares under these and other authorized programs. No shares were repurchased in the first nine months of 2002.

-39-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Derivative Contracts
The Company maintains a portfolio of available-for-sale marketable equity securities. The market value of these investments aggregated $131.8 million at September 30, 2002. During 2002, the Company entered into variable prepaid forward contracts in connection with its VOD ADRs (the “VOD contracts”) which are $131.4 million (99.7%) of the Company’s marketable equity securities portfolio.

The risk management objective of the VOD contracts is to hedge the value of the marketable equity securities, protecting the value of the marketable securities from losses due to decreases in the market prices of the marketable securities (“downside risk”) while retaining a share of gains from increases in the market prices of such marketable securities. The downside risk is hedged at or above the accounting cost basis, thereby eliminating the other than temporary risk on the VOD ADRs. The unhedged downside risk on the RCCC shares is not material. The VOD contracts also enable the Company to receive cash for the value of the marketable equity securities at the beginning of the contracts and defer the payment of income taxes to the end of the contracts. Upon expiration, the VOD contracts may be settled in stock or cash at the Company’s option. If shares are delivered in the settlement of the VOD contracts, the Company will have a current tax liability at the time of delivery for the difference between the tax basis of the marketable equity securities and the maturity value of the contracts. If the Company elects to settle in cash, it will be required to pay an amount in cash equal to fair market value of the number of shares determined pursuant to various formulae.

During 2002, the Company monetized 10,245,370 (or 100%) of the VOD ADRs it owned through the VOD contracts and received a net amount of $159.9 million in cash. Under the terms of the VOD contracts, the Company will continue to own such VOD ADRs and will receive dividends paid by VOD on such ADRs. The VOD contracts mature in May 2007.

Currently, the formulae effectively limit the Company’s downside risk to an average of $15.60 per share and its upside potential to an average of $23.29 per share. The upside limits of the collars will be adjusted to take into account any changes in dividends on the VOD ADRs. As a result of an increase in dividends on the VOD ADRs, the aggregate upside limit declined from $23.68 in the second quarter of 2002 to $23.29 in the third quarter of 2002. The principal amount of the VOD contracts at maturity is $159.9 million, with quarterly interest payments at LIBOR plus 0.5% (for a rate of 2.29% based on the LIBOR rate at September 30, 2002). The principal amount of the VOD contracts is accounted for as long-term debt. The collar portion of the VOD contracts is accounted for as a cash flow hedge. As of September 30, 2002, the Company had long-term debt of $159.9 million and a derivative asset of $36.0 million relating to the VOD contracts.

The prepaid forward contracts for the forecasted transactions and hedged items are designated as cash flow hedges and recorded as assets or liabilities on the balance sheet at their fair value. The fair value of the derivative instruments is determined using the Black-Scholes model.

-40-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As cash flow hedges, the changes in the contracts’ fair values are recognized in accumulated other comprehensive income until they are recognized in earnings when the contracts are settled. If the delivery of the contracted shares does not occur, or it becomes probable that it will not occur, the gain or loss on the related cash flow hedge is recognized in earnings at that time. No components of the contracts are excluded in the measurement of hedge effectiveness for cash flow hedges. The critical terms of the variable prepaid forward contracts are the same as the underlying forecasted transactions; therefore, changes in the fair value of the variable prepaid forward contracts are anticipated to be effective in offsetting changes in the expected cash flows from the forecasted transactions. No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings for the nine months ended September 30, 2002.

At September 30, 2002, the Company had recorded $36.0 million of derivative assets because the VOD share price at that date was below the floor for all the VOD contracts. The derivative assets are reported in the Company’s balance sheet in Other Assets and Deferred Charges at September 30, 2002.

12.	2002 Revolving Credit Facility
The Company has a revolving credit facility to provide up to $325 million in financing (the “2002 Revolving Credit Facility”). The 2002 Revolving Credit Facility, which expires in June 2007, permits revolving loans on terms and conditions substantially similar to the Company’s 1997 Revolving Credit Facility. The terms of the 2002 Revolving Credit Facility provide for borrowings with interest at LIBOR plus a margin percentage based on the Company’s credit rating. Based on its current credit rating, the margin percentage is 55 basis points (for a rate of 2.36% as of September 30, 2002). The continued availability of this revolving line of credit requires the Company to comply with certain negative and affirmative covenants, maintain certain financial ratios and to represent certain matters at the time of each borrowing.

13.	Long-term Debt
The Company issued $175 million of 9% Series A Notes due 2032 (the “9% Series A Notes”) to PrimeCo Wireless Communications LLC (“PrimeCo”) in a private placement as part of the payment of the purchase price for Chicago 20MHz. Interest is payable quarterly. The 9% Series A Notes are callable by the Company after five years at the principal amount plus accrued but unpaid interest. In connection with the purchase of Chicago 20MHz from PrimeCo, the Company entered into an agreement pursuant to which the Company provided PrimeCo and transferees of PrimeCo rights to have such notes registered with the SEC for resale. The Company filed the registration statement on August 29, 2002.

The Company borrowed $105 million from TDS under an intercompany note agreement (the “Intercompany Note”). The Intercompany Note bears interest at an annual rate of 8.1%, payable quarterly. The Intercompany Note becomes due in 2008 with no penalty for prepayment. The Intercompany Note is subordinated to the 2002 Revolving Credit Facility.

During 2002, the Company entered into the VOD contracts in connection with 99.7% of the Company’s marketable securities portfolio and received $159.9 million in cash. The principal amount of the VOD contracts is accounted for as long-term debt. The VOD contracts mature from May to July 2007 and, at the Company’s option, may be settled in VOD shares or in cash. The VOD contracts require quarterly interest payments at LIBOR plus 50 basis points (for a rate of 2.29% based on the LIBOR rate at September 30, 2002). See Note 11 – Derivative Contracts.

-41-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Acquisitions
Cash expenditures for acquisitions aggregated $451.5 million for the nine months ended September 30, 2002.
On August 7, 2002, the Company completed the acquisition of all of the equity interests in Chicago 20MHz, LLC (“Chicago 20MHz”), including the assets and certain liabilities of Chicago 20MHz, from PrimeCo Wireless Communications LLC (“PrimeCo”). Chicago 20MHz operates the PrimeCo wireless system in the Chicago Major Trading Area (“MTA”). Chicago 20MHz is the holder of certain FCC licenses, including a 20 megahertz PCS license in the Chicago MTA (excluding Kenosha County, Wisconsin) covering a total population of 13.2 million. This transaction strengthens the Company’s Midwest Region, which is its largest operating region. The Chicago area is the commercial hub of the Midwest, with positive demographics.

The purchase price was approximately $607 million, subject to certain working capital and other adjustments. The Company financed the purchase using $327 million from its revolving lines of credit, $175 million in 30-year notes issued to PrimeCo and a $105 million loan from TDS. The Company has included the Chicago 20MHz results of operations subsequent to the purchase date in its statement of operations.

The following table summarizes the estimated fair values of the Chicago 20MHz assets acquired and liabilities assumed at the date of acquisition.
                                                                 August 7,
                                                                   2002
                                                                ---------
                                                               (Dollars in
                                                                thousands)
     Current assets                                             $  31,675
     Property, plant and equipment                                239,262
     Other Assets                                                      80
     Customer list                                                 43,400
     Licenses                                                     163,500
     Goodwill                                                     149,989
                                                                ---------
        Total assets acquired                                   $ 627,906
                                                                ---------

     Current liabilities                                          (19,063)
     Non-current liabilities                                       (1,593)
                                                                ---------
        Total liabilities assumed                               $ (20,656)
                                                                ---------

     Purchase price                                             $ 607,250

     Notes issued to PrimeCo                                     (175,000)
     Capitalized transaction costs                                  1,750
     Chicago 20MHz cash at date of acquisition                     (3,581)
                                                                ---------
     Cash required, excluding cash at date of acquisition       $ 430,419
                                                                =========

-42-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An independent appraiser completed a preliminary valuation of Chicago 20MHz’s assets. The tangible fixed assets were valued at $239.3 million. The PCS license was valued at $163.5 million. This license has an indefinite life and is not being amortized. The customer list was assigned a value of $43.4 million. This intangible is being amortized based on a 30-month average customer retention period using the declining balance method. Amortization expense was $1.3 million for the three- and nine-month periods ending September 30, 2002, and is expected to be $4.5 million for the remainder of 2002. Amortization expense for the years 2003 – 2007 is expected to be $15.0 million, $9.1 million, $5.5 million, $3.2 million and $1.9 million, respectively. Goodwill was assigned a value of $150.0 million and is not being amortized for financial reporting purposes. Goodwill is deductible for tax purposes and will be amortized over 15 years.

In addition, the Company acquired majority interests in 10MHz licenses in three PCS markets during the first nine months of 2002. In the first nine months of 2001, the Company completed the acquisition of majority interests in 17 wireless licenses. In conjunction with these acquisitions, the following assets were acquired and liabilities assumed.

                                                             Nine Months Ended
                                                               September 30,
                                                         -----------------------
                                                            2002         2001
                                                         ----------   ----------
                                                          (Dollars in thousands)
        Property, plant and equipment, net               $       --   $    2,570
        Wireless licenses                                    18,010      132,010
        Goodwill                                              3,827           --
        Minority interest                                      (769)          --
                                                         ----------   ----------
        Decrease in cash due to acquisitions             $   21,068   $  134,580
                                                         ==========   ==========
Assuming acquisitions accounted for as purchases during the period January 1, 2001 to September 30, 2002, had taken place on January 1, 2001, pro forma results of operations would have been as follows:

                                            Three Months Ended          Nine Months Ended
                                              September 30,               September 30,
                                         ------------------------  -------------------------
                                             2002         2001         2002          2001
                                         -----------  -----------  -----------   -----------
                                           (Dollars in thousands, except per share amounts)
Service Revenues                         $   576,839  $   531,138  $ 1,632,692   $ 1,520,144
Equipment Sales                               37,305       29,067       87,012        73,726
Interest Expense (including cost to
 finance acquisitions)                        15,897       14,648       45,546        44,332
Net Income (Loss)                              6,281       36,708      (69,944)       91,601
Earnings per Common and Series A Common
Share-Basic                                     0.07         0.43        (0.81)         1.06
                                         -----------  -----------  -----------   -----------
Earnings per Common and Series A Common
Share-Diluted                                   0.07         0.42        (0.81)         1.06
                                         ===========  ===========  ===========   ===========

-43-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Income Taxes
Net Income (Loss) includes losses on wireless and other investments in the three and nine month periods ended September 30, 2002. The following table provides a summary of the effective tax rates used in each of the periods to compute income tax expense (benefit) on net income excluding losses on wireless and other investments; losses on wireless and other investments; and net income (loss).

                                          Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                           ----------------    ----------------
                                            2002      2001      2002      2001
                                           ------    ------    ------    ------
Effective Tax Rate Used for:
  Operations excluding losses on
    wireless and other investments          44.0%     43.8%     43.4%     42.0%
Losses on wireless and other
  investments                              (36.3%)       --    (40.0%)       --
Net income (loss)                           52.4%     43.8%    (12.6%)    42.0%
16.	Subsequent Event
In November 2002, the Company issued $115 million of 8.75% Senior Notes due 2032 (the “8.75% Senior Notes”). Interest is payable quarterly. The 8.75% Senior Notes are callable by the Company, at the principal amount plus accrued and unpaid interest, at any time on and after November 7, 2007. The net proceeds of the offering are being used to repurchase a portion of the Company’s 9% Series A Notes. The Company has also granted the underwriters of the offering an option to purchase up to an additional $17.25 million of 8.75% Senior Notes, exercisable until November 30, 2002. The underwriters have exercised the option to acquire an additional $15 million of such notes.

-44-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in a number of legal proceedings before the FCC and various state and federal courts. In some cases, the litigation involves disputes regarding rights to certain wireless telephone systems and other interests. The Company does not believe that any of these proceedings should have a material adverse impact on the financial position or results of operations of the Company.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:
Exhibit 10.1 - Guaranty, dated as of May 14, 2002, by U.S. Cellular in favor of Citibank N.A.
Exhibit 10.2 - Guarantee, dated as of May 10, 2002, by U.S. Cellular in favor of Credit Suisse First Boston International.
Exhibit 10.3 - Guaranty, dated as of May 15, 2002, by U.S. Cellular in favor of Wachovia Bank, National Association.
Exhibit 10.4 - Guaranty, dated as of May 15, 2002, by U.S. Cellular in favor of Toronto Dominion (New York), Inc.
Exhibit 11 - Statement regarding computation of per share earnings is included herein as Note 4 to the financial statements.
Exhibit 12 - Statement regarding computation of ratios.
Exhibit 99.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
Exhibit 99.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
(b)	Reports on Form 8-K filed during the quarter ended September 30, 2002:

The Company filed a Current Report on Form 8-K, dated July 16, 2002, for the purpose of filing a news release. The news release, dated July 16, 2002, announced the Company’s financial results for the quarter ended June 30, 2002.

-46-
SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date November 13, 2002	/s/ John E. Rooney
John E. Rooney President (Chief Executive Officer)

Date November 13, 2002	/s/ Kenneth R. Meyers
Kenneth R. Meyers Executive Vice President-Finance and Treasurer (Chief Financial Officer and Principal Accounting Officer)

Signature page for the U.S. Cellular 2002 Third Quarter Form 10-Q
-47-
Certification of Chief Executive Officer

I, John E. Rooney, certify that:
1.	I have reviewed this quarterly report of Form 10-Q of United States Cellular Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ John E. Rooney John E. Rooney President and Chief Executive Officer

Certification of Chief Financial Officer

I, Kenneth R. Meyers, certify that:
1.	I have reviewed this quarterly report of Form 10-Q of United States Cellular Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ Kenneth R. Meyers Kenneth R. Meyers Executive Vice President-Finance and Treasurer (Chief Financial Officer)