Form 10-Q/A
period 2002-09-30
UNITED STATES CELLULAR CORP
filed 2002-11-22
CIK 821130

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q /A (Amendment No. 1)

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

EXPLANATORY NOTE

U.S. Cellular Corporation is filing this amendment to revise the disclosures of net income (loss) adjusted to exclude the effect of license and goodwill amortization expense, net of tax, and related per share amounts included in Note 9 – Investment in Goodwill for the three and nine months ended September 30, 2001. The changes made to Note 9 do not affect the underlying financial statements as previously filed. This Form 10-Q/A does not modify or update other disclosures as presented in the original Form 10-Q.

UNITED STATES CELLULAR CORPORATION
3RD QUARTER REPORT ON FORM 10-Q /A
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

                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                         ------------------  -------------------
                                           2002      2001      2002       2001
                                         --------  --------  --------   --------
                                                 (Dollars in thousands,
                                                except for share amounts)
                                                  (Restated)           (Restated)
Net Income (Loss)                        $ 12,164  $ 53,127  $(33,046)  $140,884
Amortization adjustment net
  of tax effect of:
    License Costs                              --     3,916        --     12,027
    Goodwill                                   --     2,713        --      7,033
    Equity method goodwill                     --       129        --        375
                                         --------  --------  --------   --------
Adjusted Income (Loss)                   $ 12,164  $ 59,885  $(33,046)  $ 160,319
                                         ========  ========  ========   ========

Basic earnings per share:
    Net Income (Loss)                    $   0.14  $   0.61  $  (0.38)  $   1.63
    Amortization of license costs              --      0.05        --       0.14
    Amortization of goodwill                   --      0.03        --       0.09
                                         --------  --------  --------   --------
    Adjusted Net Income (Loss)           $   0.14  $   0.69  $  (0.38)  $   1.86
                                         ========  ========  ========   ========

Diluted earnings per share:
    Net Income (Loss)                    $   0.14  $   0.60  $  (0.38)  $   1.61
    Amortization of license costs              --      0.04        --       0.13
    Amortization of goodwill                   --      0.03        --       0.09
                                         --------  --------  --------   --------
    Adjusted Net Income (Loss)           $   0.14  $   0.67  $  (0.38)  $   1.83
                                         ========  ========  ========   ========
The amortization adjustment net of tax effect amounts above have been revised from those previously presented to revise the calculation of the related tax effects. The effect of the revision was to decrease adjusted income by $5.1 million for the three months ended September 30, 2001 ($0.06 for basic earnings per share and $0.05 for diluted earnings per share) and by $16.5 million for the nine months ended September 30, 2001 ($0.19 for basic earnings per share and $0.18 for diluted earnings per share).

-39-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

-44-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q /A , the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date November 22 , 2002	/s/ John E. Rooney
John E. Rooney President (Chief Executive Officer)

Date November 22 , 2002	/s/ Kenneth R. Meyers
Kenneth R. Meyers Executive Vice President-Finance and Treasurer (Chief Financial Officer and Principal Accounting Officer)

Signature page for the U.S. Cellular 2002 Third Quarter Form 10-Q /A
-47-
Certification of Chief Executive Officer

I, John E. Rooney, certify that:
1.	I have reviewed this quarterly report of Form 10-Q /A of United States Cellular Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

Date: November 22 , 2002
/s/ John E. Rooney John E. Rooney President and Chief Executive Officer

Certification of Chief Financial Officer

I, Kenneth R. Meyers, certify that:
1.	I have reviewed this quarterly report of Form 10-Q /A of United States Cellular Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

Date: November 22 , 2002
/s/ Kenneth R. Meyers Kenneth R. Meyers Executive Vice President-Finance and Treasurer (Chief Financial Officer)