Form 10-K
period 2002-12-31
UNITED STATES CELLULAR CORP
filed 2003-03-20
CIK 821130

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9712

UNITED STATES CELLULAR CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	62-1147325
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8410 West Bryn Mawr, Suite 700, Chicago, Illinois 60631
(Address of principal executive offices) (Zip code)

Registrant's Telephone Number: (773) 399-8900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $1 par value	American Stock Exchange
Liquid Yield Option Notes Due 2015	American Stock Exchange
8.75% Senior Notes Due 2032	New York Stock Exchange

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

Yes     X        No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         X

        Indicated by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes     X        No

        As of February 28, 2003, the aggregate market value of registrant's Common Shares held by nonaffiliates was approximately $365.1 million (based upon the closing price of the Common Shares on February 28, 2003, of $24.35, as reported by the American Stock Exchange). For purposes hereof, it was assumed that each director, executive officer and holder of 10% or more of the voting power of the Company is an affiliate.

        The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2003, is 53,113,991 Common Shares, $1 par value, and 33,005,877 Series A Common Shares, $1 par value.

DOCUMENTS INCORPORATED BY REFERENCE

        Those sections or portions of the registrant's 2002 Annual Report to Shareholders and of the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held May 6, 2003, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Parts II and III of this report.

CROSS REFERENCE SHEET
AND
TABLE OF CONTENTS

		Page Number or Reference(1)
Item 1.	Business	3
Item 2.	Properties	30
Item 3.	Legal Proceedings	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	31	(2)
Item 6.	Selected Financial Data	31	(3)
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31	(4)
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	31	(4)
Item 8.	Financial Statements and Supplementary Data	31	(5)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	32
Item 10.	Directors and Executive Officers of the Registrant	33	(6)
Item 11.	Executive Compensation	33	(7)
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	33	(8)
Item 13.	Certain Relationships and Related Transactions	33	(9)
Item 14.	Controls and Procedures	33
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	34

(1)
Parenthetical references are to information incorporated by reference from Exhibit 13, which includes portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2002 ("Annual Report") and from the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held on May 6, 2003 (the "Proxy Statement").

(2)
Annual Report section entitled "United States Cellular Stock and Dividend Information."

(3)
Annual Report section entitled "Selected Consolidated Financial Data."

(4)
Annual Report section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition."

(5)
Annual Report sections entitled "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Changes in Common Shareholders' Equity," "Notes to Consolidated Financial Statements," "Consolidated Quarterly Income Information (Unaudited)," "Report of Independent Accountants" and "Copy of Previously Issued Report of Independent Accountants."

(6)
Proxy Statement sections entitled "Election of Directors" and "Executive Officers."

(7)
Proxy Statement section entitled "Executive Compensation," except for the information specified in Item 402(a)(8) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

(8)
Proxy Statement section entitled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Securities Authorized for Issuance under Equity Compensation Plans."

(9)
Proxy Statement section entitled "Certain Relationships and Related Transactions."

United States Cellular Corporation

8410 WEST BRYN MAWR        •        CHICAGO, ILLINOIS 60631
TELEPHONE (773) 399-8900

PART I

Item 1. Business

The Company

        United States Cellular Corporation (the "Company") provides wireless telephone service to 4,103,000 customers through the operations of 149 majority-owned ("consolidated") wireless systems serving approximately 18% of the geography and approximately 13% of the population of the United States. Since 1985, when the Company began providing cellular service in Knoxville, Tennessee and Tulsa, Oklahoma, the Company has expanded its wireless networks and customer service operations to cover eight market areas in 25 states as of December 31, 2002. The Company owns wireless licenses covering territories in two additional states and has the rights to commence service in those licensed areas in the future. The wireless licenses that the Company currently manages cover a total population of more than one million in each market area.

        The Company's ownership interests in wireless licenses include interests in licenses covering 175 cellular MSAs or RSAs and 35 personal communication service ("PCS") BTAs. Of those interests, the Company owns controlling interests in licenses covering 143 MSAs or RSAs and all 35 PCS BTAs. The Company's interests in licenses covering six PCS BTAs are owned exclusively through joint ventures ("JVs") in which the Company owns a limited partner interest; the Company is considered to have the controlling financial interest for financial reporting purposes in these PCS BTAs.

        The Company manages the operations of all but two of the cellular licenses in which it owns a controlling interest; the Company has contracted with another wireless operator to manage the operations of the other two markets. The Company also manages the operations of four additional cellular licenses in which it does not own a controlling interest, through an agreement with the controlling interest holder or holders. The Company manages or has the rights to manage the operations of 29 of the 35 PCS BTAs in which it owns licenses. As of year-end 2002, six of these BTAs were operational; marketing activities had not yet begun in the other 29 BTAs. In the six PCS BTAs in which the Company owns a limited partner interest, the general partner has the authority to select the manager of these operations. None of these six PCS BTAs were operational at year-end 2002.

        The following table summarizes the status of the Company's interests in wireless markets at December 31, 2002.

	Total	Cellular	PCS
Included in Consolidated Operations (1)	178	143	35
Accounted for Using Equity Method (2)	26	26	—
Accounted for Using Cost Method (3)	6	6	—

Total Markets	210	175	35

(1)
The Company owns a controlling interest in each of the 143 cellular markets and 35 PCS markets. The Company owns a limited partner interest in six PCS markets, and includes the operations of these markets in its consolidated results because the Company is considered to have the controlling financial interest for financial reporting purposes. Six PCS markets were operational at year-end 2002 and the customer activity for these markets is included in the Company's consolidated results in 2002.

(2)
Represents cellular markets in which the Company owns a noncontrolling interest and which are accounted for using the equity method. The Company's investments in these markets are included in investment in unconsolidated entities on its balance sheet and its proportionate share of the net income of these markets is included in investment income on its statement of operations.
(3)
Represents cellular markets in which the Company owns a noncontrolling interest and which are accounted for using the cost method. The Company's investments in these markets are included in investment in unconsolidated entities on its balance sheet.

        Some of the territory covered by the PCS BTA licenses the Company operates overlaps with territory covered by the cellular licenses the Company operates. In other cases, the Company owns a controlling interest in one license and a limited partner interest in another license which covers the same PCS BTA. For the purpose of tracking population counts, when the Company acquires a licensed area that overlaps a licensed area it already owns, it does not duplicate the number of population equivalents for any overlapping licensed area. Only non-overlapping, incremental population equivalents are added to the reported amount of total population equivalents in the case of an acquisition of a licensed area that overlaps a previously owned licensed area. The incremental population equivalents that are added in such event are referred to throughout this Form 10-K as "incremental" population measurements. Amounts reported in this Form 10-K as "total market population" and "population equivalents" do not duplicate any population equivalents in the case of any overlapping licensed areas the Company owns.

        The Company's wireless interests represent 42.0 million incremental population equivalents as of December 31, 2002. Overall, 95% of the Company's incremental population equivalents are in consolidated markets and 5% are in markets in which the Company holds an investment interest.

        The Company is a limited partner in a JV which was a successful bidder for 17 PCS licenses in 13 markets in the January 2001 Federal Communications Commission ("FCC") spectrum auction ("Auction 35"). The JV has acquired five of such licenses in four markets, which are included in the 35 PCS BTAs discussed above. With respect to the remaining licenses, such licenses had been reauctioned by the FCC after defaults by winning bidders in a prior auction and were made subject by the FCC to the final outcome of certain legal proceedings initiated by the prior winning bidders. During 2002, the FCC allowed all successful bidders to opt out of any pending applications to purchase licenses resulting from Auction 35. The FCC approved the dismissal of the JV's pending applications and all amounts deposited with the FCC have been returned to the JV.

        The Company believes that it is the eighth largest wireless company in the United States, based on internally prepared calculations of the aggregate number of customers in its consolidated markets compared to the number of customers disclosed by other wireless companies in their publicly released information. The Company's business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. The Company anticipates that grouping its operations into market areas will continue to provide the Company certain economies in its capital and operating costs. As the number of opportunities for outright acquisitions has decreased in recent years, and as the Company's regions have grown, the Company's focus has broadened to include exchanges and divestitures of managed and investment interests which are considered less essential to the Company's operating strategy.

        Wireless systems in the Company's 149 operational consolidated markets served 4,103,000 customers at December 31, 2002, and contained 3,914 cell sites. The average penetration rate in the Company's operational consolidated markets was 11.22% at December 31, 2002, and the churn rate in these markets averaged 2.1% per month for the twelve months ended December 31, 2002.

        The Company was incorporated in Delaware in 1983. The Company's executive offices are located at 8410 West Bryn Mawr, Chicago, Illinois 60631. Its telephone number is 773-399-8900. The Common Shares of the Company are listed on the American Stock Exchange under the symbol "USM." The Company's Liquid Yield Option Notes ("LYONs") are also listed on the American Stock Exchange under the symbol "USM.B". The Company's 8.75% Senior Notes are listed on the New York Stock Exchange under the symbol "UZG". The Company is a majority-owned subsidiary of Telephone and Data Systems, Inc. ("TDS"). TDS owns 82.2% of the combined total of the outstanding Common Shares and Series A Common Shares of the Company and controls 96.0% of the combined voting power of both classes of common stock.

        Unless the context indicates otherwise, references to:

  •
  "TDS" refers to Telephone and Data Systems, Inc., and its subsidiaries;

  •
  "The Company" or "U.S. Cellular" refer to United States Cellular Corporation and its subsidiaries;

  •
  "MSA" refer to the Metropolitan Statistical Area, as designated by the U.S. Office of Management and Budget and used by the FCC in designating metropolitan cellular market areas;

  •
  "RSA" refer to the Rural Service Area, as used by the FCC in designating non-MSA cellular market areas;

  •
  "MTA" refer to Metropolitan Trading Areas, used by the FCC in dividing the United States into PCS market areas for licenses in Blocks A and B;

  •
  "BTA" refer to Basic Trading Areas, used by the FCC in dividing the United States into PCS market areas for licenses in Blocks C through F;

  •
  "PCS" refer to personal communication service;

  •
  cellular, PCS, or wireless "markets" or "systems" refer to MSAs, RSAs, MTAs, BTAs, or any combination thereof; and

  •
  "population equivalents" mean the population of a market, based on 2002 Claritas estimates, multiplied by the percentage interests that the Company owns or has the right to acquire in an entity licensed or designated to receive a license from the FCC to operate a cellular or PCS system in such market ("licensee").

Available Information

        The Company's website is http://www.uscellular.com. Investors may access, free of charge, through the About Us / Investor Relations portion of the website, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after such material is electronically filed with the Securities and Exchange Commission.

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

  •
  Changes in the telecommunications regulatory environment could adversely affect the Company's financial condition or results of operations or could prevent the portion of the Company's business which depends on access to competitors' facilities from obtaining such access on reasonable terms.

  •
  Changes in the supply or demand of the market for wireless licenses, increased competition, adverse developments in the Company's business or the wireless industry and/or other factors could result in an impairment of the value of the Company's investment in licenses, goodwill and/or physical assets, which may require the Company to write down the value of such assets.

  •
  Conversions of LYONs, early redemptions of debt or repurchases of debt, changes in estimates or other factors or developments, could cause the amounts reported under Contractual Obligations in the Company's Management's Discussion and Analysis of Results of Operations and Financial Condition incorporated by reference herein to be different from the amounts presented.

  •
  Changes in circumstances relating to and/or in the assumptions underlying the accounting estimates described under Critical Accounting Policies in the Company's Management's Discussion and Analysis of Results of Operations and Financial Condition incorporated by reference herein could have a material effect on the Company's financial condition, changes in financial condition and results of operations.

  •
  Settlements, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending or future litigation that are Company-specific or that apply to the wireless industry in general could have an adverse effect on the Company's financial condition, results of operations or ability to do business.

  •
  Costs, integration problems or other factors associated with acquisitions/divestitures of properties and or licenses could have an adverse effect on the Company's financial condition or results of operations.

  •
  Changes in prices, the number of wireless customers, average revenue per unit, penetration rates, churn rates, roaming rates and the mix of products and services offered in wireless markets could have an adverse effect on the Company's operations.

  •
  Changes in roaming partners, rates, and the ability to provide voice and data services on other carriers' networks could have an adverse effect on the Company's operations.

  •
  Changes in competitive factors with national wireless carriers could result in product and cost disadvantages and could have an adverse effect on the Company's operations.

  •
  Continued uncertainty of access to capital for telecommunications companies, further deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to the Company, which could require the Company to reduce its construction, development and acquisition programs.

  •
  Changes in the Company's credit ratings could limit or restrict the availability of financing on terms and prices acceptable to the Company, which could require the Company to reduce its construction, development and acquisition programs.

  •
  Changes in circumstances or other events relating to the integration of Chicago 20MHz, including market launch costs or problems or other factors associated with such acquisition could have an adverse effect on the Company's financial condition or results of operations.

  •
  The continuation of the economic downturn and continued bankruptcies in the telecommunications industry could result in higher bad debts and slower business activity, which would have an adverse effect on the Company's business.

  •
  War, conflicts, hostilities and/or terrorists attacks could have an adverse effect on the Company's business.

  •
  Changes in our accounting policies, estimates or assumptions could have an adverse effect on our financial condition or results of operations.

  •
  Changes in general economic and business conditions, both nationally and in the market areas in which the Company operates, could have an adverse effect on the Company's business.

        The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.

Wireless Telephone Operations

        The Wireless Telephone Industry.    Wireless telephone technology provides high-quality, high-capacity communications services to hand-held portable and in-vehicle wireless telephones. Wireless telephone systems are designed for maximum mobility of the customer. Access is provided through system interconnections to local, regional, national and world-wide telecommunications networks. Wireless telephone systems also offer a full range of ancillary services such as conference calling, call-waiting, call-forwarding, voice mail, facsimile and data transmission; those systems which have digital radio capabilities may offer additional features such as caller ID, short messaging services and certain data transmission services.

        Wireless telephone systems divide each service area into smaller geographic areas or "cells." Each cell is served by radio transmitters and receivers which operate on discrete radio frequencies licensed by the FCC. All of the cells in a system are connected to a computer-controlled Mobile Telephone Switching Office ("MTSO"). The MTSO is connected to the conventional ("landline") telephone network and potentially other MTSOs. Each conversation on a wireless phone involves a transmission over a specific set of radio frequencies from the wireless phone to a transmitter/receiver at a cell site. The transmission is forwarded from the cell site to the MTSO and from there may be forwarded to the landline telephone network or to another wireless phone to complete the call. As the wireless telephone moves from one cell to another, the MTSO determines radio signal strength and transfers ("hands off") the call from one cell to the next. This hand-off is not noticeable to either party on the phone call.

        The FCC currently grants two licenses to provide cellular telephone service in each cellular licensed area. Multiple licenses have been granted in each PCS licensed area, and PCS licensed areas (BTAs and MTAs) overlap with cellular licensed areas. As a result, PCS license holders can and do compete with cellular license holders for customers. Competition for customers also includes competing communications technologies, such as:

  •
  conventional landline telephone,

  •
  Specialized Mobile Radio ("SMR") systems,

  •
  mobile satellite communications systems, and

  •
  radio paging.

        PCS licensees have initiated service in nearly all areas of the United States, including substantially all of the Company's licensed areas, and the Company expects other wireless operators to continue deployment of PCS in all of the Company's operating regions throughout 2003. Additionally, technologies such as Enhanced Specialized Mobile Radio ("ESMR") and mobile satellite communication systems are proving to be competitive with wireless service in many of the Company's markets.

        The services available to wireless customers and the sources of revenue available to wireless system operators are similar to those provided by conventional landline telephone companies. Customers may be charged a separate fee for system access, airtime, long-distance calls and ancillary services. Wireless system operators also provide service to customers of other operators' wireless systems while the customers are temporarily located within the operators' service areas. Customers using service away from their home system are called "roamers." Roaming is available because technical standards require that analog wireless telephones be compatible in all market areas in the United States. Additionally, because the Company has deployed digital radio technologies in substantially all of its service areas, its customers with digital, dual-mode (both analog and digital capabilities) or tri-mode (analog plus digital capabilities at both the cellular and PCS radio frequencies) wireless telephones can roam in other companies' service areas which have a compatible digital technology in place. Likewise, the Company can provide roaming service to other companies' customers who have compatible digital wireless telephones. In all cases, the system that provides the service to roamers will generate usage revenue, at rates that have been negotiated between the serving carrier and the customer's carrier.

        There have been a number of technical developments in the wireless industry since its inception. Currently, while substantially all companies' MTSOs process information digitally, on certain cellular systems the radio transmission uses analog technology. All PCS systems utilize digital radio transmission. Several years ago, certain digital transmission techniques were approved for implementation by the wireless industry. Time Division Multiple Access ("TDMA") technology was selected as one industry standard by the wireless industry and has been deployed by many wireless operators, including the Company's operations in a substantial portion of its markets. Another digital technology, Code Division Multiple Access ("CDMA"), is also being deployed by the Company in its remaining markets. In 2002, the Company began its plans to deploy CDMA 1XRTT technology, which allows for higher speed data transmission, throughout all of its markets, over a three-year period ending in 2004. As of December 31, 2002, the Company had deployed CDMA 1XRTT technology in a substantial portion of its Midwest market area, where it had previously deployed TDMA technology, as part of its technology conversion plans.

        The Company will continue to deploy the TDMA technology currently in place for the next few years. Migration of the Company's customers to CDMA handsets in these markets is expected to take a few years; in addition, continuing to deploy its current TDMA technology will enable the Company to use both CDMA and TDMA to serve roaming customers in these markets.

        Digital radio technology offers several advantages, including the following:

  •
  greater privacy,

  •
  less transmission noise,

  •
  data transmission capabilities,

  •
  greater system capacity, and

  •
  potentially lower incremental costs to accommodate additional system usage.

        The conversion from analog to digital radio technology is continuing on an industry-wide basis; however, this process is expected to continue for a few more years. Wireless operators in the United States have deployed TDMA, CDMA and a third digital technology, Global System for Mobile Communication ("GSM"), in the licensed areas where they have begun operations.

        The Company's Operations.    From its inception in 1983 until 1993, the Company was principally in a start-up phase. Until 1993, the Company's activities had been concentrated significantly on the acquisition of interests in cellular licenses and on the construction and initial operation of wireless systems. The development of a wireless system is capital-intensive and requires substantial investment prior to and subsequent to initial operation. The Company experienced operating losses and net losses from its inception until 1993. In the years since 1993, the Company has produced operating income and net income, except in 2002 when higher operating expenses and losses on investments resulted in a net loss for the year.

        Management anticipates further growth in wireless units in service and revenues as the Company continues to expand through internal growth and as the PCS licenses acquired in 2001 and 2002 become fully integrated into the Company's operations. Expenses associated with this expansion may reduce the rate of growth in cash flows from operating activities and operating income during the period of additional growth. In addition, the Company anticipates that the seasonality of revenue streams and operating expenses may cause the Company's cash flows from operating activities and operating income to vary from quarter to quarter.

        While the Company has produced operating income and net income since 1993 (except the net loss in 2002), changes in any of several factors may reduce the Company's growth in operating income and net income over the next few years. These factors include:

  •
  the growth rate in the Company's customer base;

  •
  the usage and pricing of wireless services;

  •
  the cost to begin or integrate operations of newly acquired licensed areas;

  •
  the percentage of customers who discontinue service (the "churn rate");

  •
  the cost of providing wireless services, including the cost of attracting and retaining customers;

  •
  the Company's migration to a single digital equipment platform, which will require substantial capital expenditures;

  •
  continued competition from other wireless licensees and other telecommunication technologies; and

  •
  continuing technological advances which may provide additional competitive alternatives to wireless service.

        The Company is building a substantial presence in selected geographic areas throughout the United States where it can efficiently integrate and manage wireless telephone systems. Its wireless interests include eight operating market areas. See "The Company's Wireless Interests."

        The Company has acquired its wireless interests through the wireline application process for MSAs and RSAs, including settlements and exchanges with other applicants, and through acquisitions, including acquisitions from TDS and third parties.

Wireless Systems Development

        Acquisitions, Divestitures and Exchanges.    The Company assesses its wireless holdings on an ongoing basis in order to maximize the benefits derived from grouping its markets geographically. The Company also reviews attractive opportunities for the acquisition of additional wireless spectrum. Over the past few years, the Company has completed exchanges of minority interests or controlling interests in its less strategic markets for controlling interests in markets which better complement its operating market areas. The Company has also completed outright sales of other less strategic markets, and has purchased controlling interests in markets which enhance its operating market areas. In 2001, the Company began acquiring interests in PCS markets. These markets are either adjacent to the Company's current operations, thus expanding its current operating market areas, or are in territories in which the Company currently operates, and will add spectrum capacity to those operations. As a result of its acquisition activities, currently 95% of the Company's interests are in markets where it is the operator or expects to manage.

        The Company may continue to make opportunistic acquisitions or exchanges in markets that further strengthen its operating market areas and in other attractive markets. The Company also seeks to acquire minority interests in markets where it already owns the majority interest and/or operates the market. There can be no assurance that the Company, or TDS for the benefit of the Company, will be able to negotiate additional acquisitions or exchanges on terms acceptable to it or that regulatory approvals, where required, will be received. The Company plans to retain minority interests in certain wireless markets which it believes will earn a favorable return on investment. Other minority interests may be exchanged for interests in markets which enhance the Company's operations or may be sold for cash or other consideration. The Company also continues to evaluate the disposition of certain controlling interests in wireless licenses which are not essential to its corporate development strategy.

        Acquisition of Chicago 20MHz.    On August 7, 2002, the Company completed the acquisition of all of the assets and certain liabilities of in Chicago 20MHz, LLC ("Chicago 20MHz") from PrimeCo Wireless Communications LLC ("PrimeCo"). The purchase price was approximately $618 million, including working capital and other adjustments. Chicago 20MHz operated the PrimeCo wireless system in the Chicago Major Trading Area ("MTA"), and is the holder of certain FCC licenses, including a 20 megahertz ("MHz") PCS license in the Chicago MTA (excluding Kenosha County, Wisconsin) covering a total population of 13.2 million.

        The Company financed the Chicago 20MHz purchase using $175 million from the Company's 9% Series A Notes due 2032 issued to PrimeCo, $105 million from an intercompany note with TDS and the remaining amount from the Company's $500 million revolving credit facility with a series of banks. Net of cash acquired in the transaction and bonds issued to the sellers of Chicago 20MHz, the Company used cash totaling $431.9 million for the acquisition of Chicago 20MHz.

        Other Acquisitions.    Additionally in 2002, the Company, through JVs, acquired majority interests in 10 MHz licenses in three PCS markets. The interests the Company acquired are 100% owned by the joint ventures, and the Company is considered to have the controlling financial interest in these joint ventures for financial reporting purposes. The Company also acquired the remaining minority interests in three other PCS markets in which it previously owned an interest, resulting in 100% ownership in those markets. The aggregate amount paid by the Company to acquire the interests in these transactions, which represented 1.4 million population equivalents (684,000 incremental population equivalents), was $21.1 million.

        The Company has an effective shelf registration for its Common Shares and Preferred Stock under the Securities Act of 1933 for issuance specifically in connection with acquisitions.

        Pending Acquisition—Subsequent Event.    On March 10, 2003, the Company announced that it had entered into a definitive agreement with AT&T Wireless ("AWE") to exchange wireless properties. The Company will receive 10 and 20 MHz PCS licenses in 13 states, representing 12.2 million incremental population equivalents contiguous to existing properties and 4.4 million population equivalents that overlap existing properties in the Midwest and Northeast. The Company will also receive approximately $31 million in cash and minority interests in six markets it currently controls. The Company will transfer wireless assets and approximately 141,000 customers in 10 markets, representing 1.5 million population equivalents, in Florida and Georgia to AWE. Total Company revenue in 2002 of $107 million and operating income, excluding shared services costs, of $25 million was attributable to these markets. The transaction is subject to regulatory approvals. The closing of the transfer of the Company's properties and the assignment to the Company of most of the PCS licenses is expected to occur in the third quarter of 2003. The assignment and development of certain licenses will be deferred by the Company until later periods. The acquisition of licenses in the exchange will be accounted for as a purchase by the Company and the transfer of the properties by the Company will be accounted for as a sale. The buildout of the licenses could require substantial capital investment by the Company over the next several years. The Company is currently working on a buildout and financing plan for these markets.

        The following table summarizes by major classes, the recorded value of the assets and liabilities of the 10 markets that U.S. Cellular will be transferring.

December 31, 2002
(Dollars in millions)
Current assets	$16.8
Net property, plant and equipment	86.0
Licenses	53.1
Goodwill	78.2
Other	.6

Total assets	234.7
Current liabilities	(13.4)

Net assets to be transferred	$221.3

        The Company is currently evaluating the fair value of the assets involved in this transaction. No determination of gain or loss related to this transaction has been made. As a result of signing the definitive agreement for this transaction, the Company will reclassify the net assets of the markets to be transferred as assets held for sale and will report their operations as discontinued operations in the first quarter of 2003.

Wireless Interests and Operating Market Areas

        The Company operates its adjacent wireless systems under an organization structure in which it groups its markets into geographic market areas to offer customers large local service areas which primarily utilize the Company's network. Customers may make outgoing calls and receive incoming calls within each market area without special roaming arrangements. In addition to benefits to customers, its operating strategy also has provided to the Company certain economies in its capital and operating costs. These economies are made possible through increased sharing of facilities, personnel and other costs and enable the Company to maintain a relatively low per customer cost of service. The extent to which the Company benefits from these revenue enhancements and economies of operation is dependent on market conditions, population size of each market area and network engineering considerations.

        The Company may continue to make opportunistic acquisitions and exchanges which will complement its established operating market area. From time to time, the Company may also consider exchanging or selling its interests in markets which do not fit well with its long-term strategies.

        The Company owned interests in wireless telephone systems in 175 cellular markets and 35 PCS markets at December 31, 2002, representing 42.0 million incremental population equivalents. The following table summarizes the changes in the Company's incremental population equivalents in recent years.

	December 31,
	2002	2001	2000	1999	1998
	(Thousands of population equivalents) (1)
Included in Consolidated Operations (2)
Cellular	25,589	25,546	25,133	25,172	24,911
PCS	14,378	2,903	—	—	—
To Be Included in Consolidated Operations (3)
Cellular	—	—	133	—	—
PCS	—	655	—	—	—

Total Markets To Be Included in Consolidated Operations
Cellular	25,589	25,546	25,266	25,172	24,911
PCS	14,378	3,558	—	—	—
Accounted for Using Equity Method (cellular only) (4)	2,005	2,077	2,348	2,333	2,601
Accounted for Using Cost Method (cellular only) (5)	73	76	45	45	46

Total
Cellular	27,667	27,699	27,659	27,550	27,558
PCS	14,378	3,558	—	—	—

Total wireless population equivalents	42,045	31,257	27,659	27,550	27,558

(1)
Based on 2002 Claritas estimates for all years.

(2)
Includes incremental population equivalents in markets in which the Company owns a controlling interest at the end of each respective year, and in 2002 and 2001 also includes incremental population equivalents in PCS markets in which the Company owns a noncontrolling limited partner interest but the Company is considered to have the controlling financial interest for financial reporting purposes.

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

        The following section details the Company's wireless interests, including those it owned or had the right to acquire as of December 31, 2002. The table presented therein lists the cellular and PCS markets that the Company manages or has the right to manage grouped according to operating market area. The Company's operating structure shows the areas in which the Company is currently focusing its development efforts. These market areas have been devised with a long-term goal of allowing delivery of wireless service to areas of economic interest and along corridors of economic activity. The number of incremental population equivalents represented by the Company's wireless interests may have no direct relationship to the number of potential wireless customers or the revenues that may be realized from the operation of the related wireless systems.

THE COMPANY'S WIRELESS INTERESTS

        The table below sets forth certain information with respect to the interests in wireless markets which the Company owned or had the right to acquire pursuant to definitive agreements as of December 31, 2002.

        Some of the territory covered by the PCS BTA licenses the Company owns overlaps with territory covered by the cellular licenses the Company owns. In other cases, the Company owns a controlling interest in one license and a limited partner interest in another license which covers the same PCS BTA. For the purpose of tracking amounts in the "Incremental Current and Acquirable Population Equivalents" column in the table below, when the Company acquires a licensed area that overlaps a licensed area it already owns, it does not duplicate the number of population equivalents for any overlapping licensed area. Only non-overlapping, incremental population equivalents are added to the amounts in the "Incremental Current and Acquirable Population Equivalents" column in the table below, in the case of an acquisition of a licensed area that overlaps a previously owned licensed area.

Market Area/Market	2002 Population (1)	Current Percentage Interest	Percentage Change Pursuant To Definitive Agreements (2)	Total	Total Current and Acquirable Population Equivalents (1)	Incremental Current and Acquirable Population Equivalents (1)
Markets Currently Managed or Which May Be Managed by the Company:
MIDWEST MARKET AREA:
Chicago MTA
Chicago, IL-IN-MI-OH 20MHz B Block MTA # (3) (4)	13,181,000	100.00%		100.00%	13,181,000	12,037,000

Wisconsin/Minnesota
Milwaukee, WI	1,506,000	100.00		100.00	1,506,000	1,506,000
Columbia (WI 9)	411,000	100.00		100.00	411,000	411,000
Madison, WI	434,000	92.50		92.50	402,000	402,000
Appleton, WI	364,000	100.00		100.00	364,000	364,000
Wood (WI 7)	299,000	100.00		100.00	299,000	299,000
Rochester, MN 10MHz F Block # (5)	260,000	85.00	15.00%	100.00	260,000	260,000
Vernon (WI 8)	243,000	100.00		100.00	243,000	243,000
Green Bay, WI	231,000	100.00		100.00	231,000	231,000
Racine, WI	190,000	92.15		92.15	175,000	175,000
Janesville-Beloit, WI	153,000	100.00		100.00	153,000	153,000
Kenosha, WI	154,000	99.32		99.32	153,000	153,000
Door (WI 10)	131,000	100.00		100.00	131,000	131,000
Sheboygan, WI	114,000	100.00		100.00	114,000	114,000
La Crosse, WI	108,000	95.11		95.11	103,000	103,000
Trempealeau (WI 6) (3)	88,000	100.00		100.00	88,000	88,000
Pierce (WI 5) (3)	14,000	100.00		100.00	14,000	14,000
Madison, WI 10MHz F Block #	694,000	100.00		100.00	694,000	—

						4,647,000

Iowa
Des Moines, IA	463,000	100.00		100.00	463,000	463,000
Davenport, IA-IL	358,000	97.37		97.37	348,000	348,000
Humboldt (IA 10)	188,000	100.00		100.00	188,000	188,000
Cedar Rapids, IA	194,000	96.43		96.43	187,000	187,000
Iowa (IA 6)	158,000	100.00		100.00	158,000	158,000
Muscatine (IA 4)	154,000	100.00		100.00	154,000	154,000
Waterloo-Cedar Falls, IA	151,000	93.03		93.03	140,000	140,000
Hardin (IA 11)	114,000	100.00		100.00	114,000	114,000
Iowa City, IA	113,000	100.00		100.00	113,000	113,000
Jackson (IA 5)	108,000	100.00		100.00	108,000	108,000
Kossuth (IA 14)	105,000	100.00		100.00	105,000	105,000
Lyon (IA 16)	103,000	100.00		100.00	103,000	103,000
Dubuque, IA	89,000	95.51		95.51	85,000	85,000
Mitchell (IA 13)	65,000	100.00		100.00	65,000	65,000
Audubon (IA 7)	55,000	100.00		100.00	55,000	55,000
Union (IA 2)	51,000	100.00		100.00	51,000	51,000
Monroe (IA 3)	90,000	49.00		49.00	44,000	44,000
Winneshiek (IA 12)	116,000	24.50		24.50	28,000	28,000
Ida (IA 9) *	61,000	16.67		16.67	10,000	10,000
Des Moines, IA 10MHz D Block #	811,000	100.00		100.00	811,000	—
Davenport, IA-IL 10MHz E Block #	428,000	100.00		100.00	428,000	—
Clinton, IA-IL 10MHz E Block #	146,000	100.00		100.00	146,000	—
Burlington, IA-IL-MO 10MHz E Block #	135,000	100.00		100.00	135,000	—
Iowa City, IA 10MHz E Block #	134,000	100.00		100.00	134,000	—
Ottumwa, IA 10MHz E Block #	123,000	100.00		100.00	123,000	—

						2,519,000

Market Area/Market	2002 Population (1)	Current Percentage Interest	Percentage Change Pursuant To Definitive Agreements (2)	Total	Total Current and Acquirable Population Equivalents (1)	Incremental Current and Acquirable Population Equivalents (1)
Western Illinois
Peoria, IL	346,000	100.00%		100.00%	346,000	346,000
Jo Daviess (IL 1)	326,000	100.00		100.00	326,000	326,000
Rockford, IL	324,000	100.00		100.00	324,000	324,000
Adams (IL 4) * (3)	215,000	100.00		100.00	215,000	215,000
Mercer (IL 3)	196,000	100.00		100.00	196,000	196,000
Alton, IL *	22,000	100.00		100.00	22,000	22,000
Rockford, IL 10MHz E Block #	460,000	100.00		100.00	460,000	—
Peoria, IL 10MHz E Block #	459,000	100.00		100.00	459,000	—
Peoria, IL 10MHz C Block # (5)	459,000	85.00		85.00	390,000	—
LaSalle-Peru-Ottawa-Streator, IL 10MHz F Block # (6)	153,000	85.00	15.00%	100.00	153,000	—
LaSalle-Peru-Ottawa-Streator, IL 10MHz C Block # (5)	153,000	85.00		85.00	130,000	—
Galesburg, IL 30MHz C Block # (6)	74,000	85.00	15.00	100.00	74,000	—
Jacksonville, IL 10MHz F Block # (6)	70,000	85.00	15.00	100.00	70,000	—

						1,429,000

Nebraska/Missouri/Iowa
Omaha, NE-IA 10MHz E Block #	999,000	100.00		100.00	999,000	948,000
St. Joseph, MO-KS 10MHz E Block #	197,000	100.00		100.00	197,000	197,000
Mills (IA 1)	62,000	100.00		100.00	62,000	62,000

						1,207,000

Missouri
Moniteau (MO 11)	160,000	100.00		100.00	160,000	160,000
Columbia, MO *	138,000	100.00		100.00	138,000	138,000
Stone (MO 15)	133,000	100.00		100.00	133,000	133,000
Laclede (MO 16)	107,000	100.00		100.00	107,000	107,000
Washington (MO 13)	98,000	100.00		100.00	98,000	98,000
Callaway (MO 6) *	92,000	100.00		100.00	92,000	92,000
Sedalia, MO 10MHz C Block # (5)	94,000	85.00		85.00	80,000	63,000
Schuyler (MO 3)	56,000	100.00		100.00	56,000	56,000
Shannon (MO 17)	56,000	100.00		100.00	56,000	56,000
Linn (MO 5) (3)	55,000	100.00		100.00	55,000	55,000
Harrison (MO 2) (3)	13,000	100.00		100.00	13,000	13,000

						971,000

Central Illinois/Indiana
Miami (IN 4) *	187,000	85.71		85.71	160,000	160,000
Warren (IN 5) *	128,000	33.33		33.33	43,000	43,000
Springfield, IL 10MHz E Block #	267,000	100.00		100.00	267,000	—
Springfield, IL 10MHz F Block # (6)	267,000	85.00	15.00	100.00	267,000	—
Decatur-Effingham, IL 10MHz E Block #	247,000	100.00		100.00	247,000	—
Decatur-Effingham, IL 10MHz F Block # (6)	247,000	85.00	15.00	100.00	247,000	—
Bloomington, IL 10MHz E Block #	241,000	100.00		100.00	241,000	—
Bloomington, IL 10MHz F Block # (6)	241,000	85.00	15.00	100.00	241,000	—
Champaign-Urbana, IL 10MHz E Block #	231,000	100.00		100.00	231,000	—
Champaign-Urbana, IL 10MHz F Block # (6)	231,000	85.00	15.00	100.00	231,000	—
Danville, IL-IN 15MHz C Block # (5)	109,000	85.00		85.00	92,000	—
Mattoon, IL 10MHz E Block #	64,000	100.00		100.00	64,000	—
Mattoon, IL 10MHz F Block # (6)	64,000	85.00	15.00	100.00	64,000	—

						203,000

TOTAL MIDWEST MARKET AREA						23,013,000

Market Area/Market	2002 Population (1)	Current Percentage Interest	Percentage Change Pursuant To Definitive Agreements (2)	Total	Total Current and Acquirable Population Equivalents (1)	Incremental Current and Acquirable Population Equivalents (1)
MID-ATLANTIC MARKET AREA:
Eastern North Carolina/South Carolina
Harnett (NC 10)	339,000	100.00%		100.00%	339,000	339,000
Rockingham (NC 7)	316,000	100.00		100.00	316,000	316,000
Northampton (NC 8)	299,000	100.00		100.00	299,000	299,000
Greenville (NC 14)	263,000	100.00		100.00	263,000	263,000
Greene (NC 13)	255,000	100.00		100.00	255,000	255,000
Hoke (NC 11)	249,000	100.00		100.00	249,000	249,000
Wilmington, NC	243,000	98.83		98.83	240,000	240,000
Chesterfield (SC 4)	225,000	100.00		100.00	225,000	225,000
Chatham (NC 6)	178,000	100.00		100.00	178,000	178,000
Jacksonville, NC	150,000	97.57		97.57	147,000	147,000
Sampson (NC 12)	155,000	100.00		100.00	155,000	155,000
Camden (NC 9)	121,000	100.00		100.00	121,000	121,000

						2,787,000

Virginia/North Carolina
Roanoke, VA	244,000	100.00		100.00	244,000	244,000
Giles (VA 3)	219,000	100.00		100.00	219,000	219,000
Bedford (VA 4)	192,000	100.00		100.00	192,000	192,000
Ashe (NC 3)	175,000	100.00		100.00	175,000	175,000
Lynchburg, VA	164,000	100.00		100.00	164,000	164,000
Charlottesville, VA	165,000	95.37		95.37	157,000	157,000
Buckingham (VA 7)	96,000	100.00		100.00	96,000	96,000
Tazewell (VA 2) (3)	139,000	100.00		100.00	139,000	139,000
Bath (VA 5)	63,000	100.00		100.00	63,000	63,000

						1,449,000

West Virginia/Maryland/Pennsylvania/Ohio
Monongalia (WV 3) *	268,000	100.00		100.00	268,000	268,000
Raleigh (WV 7) *	251,000	100.00		100.00	251,000	251,000
Grant (WV 4) *	191,000	100.00		100.00	191,000	191,000
Salisbury, MD 20MHz C Block # (5)	192,000	85.00		85.00	163,000	163,000
Tucker (WV 5) *	128,000	100.00		100.00	128,000	128,000
Hagerstown, MD *	135,000	100.00		100.00	135,000	135,000
Ross (OH 9) *	244,000	49.00		49.00	119,000	119,000
Cumberland, MD *	102,000	100.00		100.00	102,000	102,000
Bedford (PA 10) * (3)	50,000	100.00		100.00	50,000	50,000
Garrett (MD 1) *	30,000	100.00		100.00	30,000	30,000

						1,437,000

TOTAL MID-ATLANTIC MARKET AREA						5,673,000

NORTHWEST MARKET AREA:
Washington/Oregon/Idaho
Clark (ID 6)	307,000	100.00		100.00	307,000	307,000
Yakima, WA *	223,000	87.81		87.81	196,000	196,000
Richland-Kennewick-Pasco, WA *	198,000	100.00		100.00	198,000	198,000
Pacific (WA 6) *	190,000	100.00		100.00	190,000	190,000
Butte (ID 5) (7)	176,000	100.00		100.00	176,000	176,000
Umatilla (OR 3) *	162,000	100.00		100.00	162,000	162,000
Okanogan (WA 4)	117,000	100.00		100.00	117,000	117,000
Hood River (OR 2) *	82,000	100.00		100.00	82,000	82,000
Kittitas (WA 5) * (3)	83,000	98.24		98.24	81,000	81,000
Skamania (WA 7) *	30,000	100.00		100.00	30,000	30,000

						1,539,000

Market Area/Market	2002 Population (1)	Current Percentage Interest	Percentage Change Pursuant To Definitive Agreements (2)	Total	Total Current and Acquirable Population Equivalents (1)	Incremental Current and Acquirable Population Equivalents (1)
Oregon/California
Coos (OR 5)	262,000	100.00%		100.00%	262,000	262,000
Crook (OR 6) *	221,000	100.00		100.00	221,000	221,000
Del Norte (CA 1)	216,000	100.00		100.00	216,000	216,000
Medford, OR *	186,000	100.00		100.00	186,000	186,000
Mendocino (CA 9)	148,000	100.00		100.00	148,000	148,000
Modoc (CA 2)	65,000	100.00		100.00	65,000	65,000

						1,098,000

TOTAL NORTHWEST MARKET AREA						2,637,000

FLORIDA/GEORGIA MARKET AREA:
Daytona Beach, FL 20MHz C Block # (5)	511,000	85.00		85.00	434,000	434,000
Fort Pierce, FL *	335,000	100.00		100.00	335,000	335,000
Tallahassee, FL	328,000	100.00		100.00	328,000	328,000
Worth (GA 14)	275,000	100.00		100.00	275,000	275,000
Gainesville, FL	257,000	100.00		100.00	257,000	257,000
Toombs (GA 11)	166,000	100.00		100.00	166,000	166,000
Walton (FL 10)	135,000	100.00		100.00	135,000	135,000
Harrison (FL 7) (7)	133,000	100.00		100.00	133,000	133,000
Putnam (FL 5) (3)	71,000	100.00		100.00	71,000	71,000
Dixie (FL 6)	66,000	100.00		100.00	66,000	66,000
Jefferson (FL 8) (3)	54,000	100.00		100.00	54,000	54,000
Calhoun (FL 9)	47,000	100.00		100.00	47,000	47,000

TOTAL FLORIDA/GEORGIA MARKET AREA						2,301,000

TEXAS/OKLAHOMA/MISSOURI/KANSAS MARKET AREA:
Tulsa, OK *	853,000	55.06		55.06	470,000	470,000
Garvin (OK 9)	211,000	100.00		100.00	211,000	211,000
Joplin, MO *	161,000	100.00		100.00	161,000	161,000
Seminole (OK 6)	223,000	55.06		55.06	123,000	123,000
Elk (KS 15) *	153,000	75.00		75.00	115,000	115,000
Wichita Falls, TX *	144,000	78.46		78.46	113,000	113,000
Lawton, OK *	115,000	78.46		78.46	90,000	90,000
Haskell (OK 10)	84,000	100.00		100.00	84,000	84,000
Stillwater, OK 10MHz F Block #	80,000	100.00		100.00	80,000	80,000
Jackson (OK 8) *	93,000	78.46		78.46	73,000	73,000
Enid, OK 10MHz C Block # (5)	85,000	85.00		85.00	72,000	72,000
Nowata (OK 4) * (3)	108,000	55.06		55.06	60,000	60,000
Ponca City, OK 30MHz C Block #	48,000	100.00		100.00	48,000	48,000
Hardeman (TX 5) * (3)	38,000	78.46		78.46	30,000	30,000
Briscoe (TX 4) * (3)	12,000	78.46		78.46	10,000	10,000
Beckham (OK 7) * (3)	9,000	78.46		78.46	7,000	7,000

TOTAL TEXAS/OKLAHOMA/MISSOURI/KANSAS MARKET AREA						1,747,000

MAINE/NEW HAMPSHIRE/VERMONT MARKET AREA:
Manchester-Nashua, NH	393,000	94.10		94.10	369,000	369,000
Carroll (NH 2)	245,000	100.00		100.00	245,000	245,000
Coos (NH 1) *	234,000	100.00		100.00	234,000	234,000
Kennebec (ME 3)	230,000	100.00		100.00	230,000	230,000
Somerset (ME 2)	141,000	100.00		100.00	141,000	141,000
Bangor, ME	146,000	91.88		91.88	134,000	134,000
Addison (VT 2) * (3)	111,000	100.00		100.00	111,000	111,000
Lewiston-Auburn, ME	104,000	83.63		83.63	87,000	87,000
Washington (ME 4) *	87,000	100.00		100.00	87,000	87,000
Oxford (ME 1)	85,000	100.00		100.00	85,000	85,000

TOTAL MAINE/NEW HAMPSHIRE/VERMONT MARKET AREA						1,723,000

Market Area/Market	2002 Population (1)	Current Percentage Interest	Percentage Change Pursuant To Definitive Agreements (2)	Total	Total Current and Acquirable Population Equivalents (1)	Incremental Current and Acquirable Population Equivalents (1)
EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET AREA:
Knoxville, TN *	583,000	96.03%		96.03%	560,000	560,000
Asheville, NC *	230,000	100.00		100.00	230,000	230,000
Henderson (NC 4) * (3)	218,000	100.00		100.00	218,000	218,000
Bledsoe (TN 7) * (3)	180,000	96.03		96.03	173,000	173,000
Hamblen (TN 4) * (3)	156,000	100.00		100.00	156,000	156,000
Cleveland, TN 10MHz C Block # (5)	106,000	85.00		85.00	90,000	76,000
Yancey (NC 2) * (3)	34,000	100.00		100.00	34,000	34,000

TOTAL EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET AREA						1,447,000

SOUTHERN TEXAS MARKET AREA:
Corpus Christi, TX	385,000	100.00		100.00	385,000	385,000
Atascosa (TX 19) (7)	273,000	100.00		100.00	273,000	273,000
Edwards (TX 18)	236,000	100.00		100.00	236,000	236,000
Laredo, TX	204,000	100.00		100.00	204,000	204,000
Wilson (TX 20)	163,000	100.00		100.00	163,000	163,000
Victoria, TX	86,000	100.00		100.00	86,000	86,000

TOTAL SOUTHERN TEXAS MARKET AREA						1,347,000

Other Markets:
Jefferson (NY 1) *	248,000	60.00		60.00	149,000	149,000
Franklin (NY 2) *	230,000	57.14		57.14	131,000	131,000

						280,000

Total Managed Markets						40,168,000

Cluster/Market	2002 Population (1)	Current Percentage Interest	Percentage Change Pursuant To Definitive Agreements (2)	Total	Total Current and Acquirable Population Equivalents (1)	Incremental Current and Acquirable Population Equivalents (1)
Markets Managed by Others:
Los Angeles/Oxnard, CA *	16,841,000	5.50		5.50	926,000	926,000
Oklahoma City, OK *	1,061,000	14.60		14.60	155,000	155,000
Rochester, MN/Chippewa (MN 7)/Lac Qui Parle (MN 8)/Pipestone (MN 9)/Le Sueur (MN 10)/Goodhue (MN 11) *	960,000	15.74		15.74	152,000	152,000
Raleigh-Durham/Fayetteville/Burlington, NC *	1,452,000	7.98		7.98	116,000	116,000
Cherokee (NC 1) *	205,000	50.00		50.00	103,000	103,000
Others (Fewer than 100,000 population equivalents each)					425,000	425,000

Total Population Equivalents of Markets Managed by Others						1,877,000

Total Population Equivalents						42,045,000

*
Designates wireline cellular licensed area.

#
Designates PCS licensed area.

(1)
"2002 Population" represents the total population of the licensed area in which the Company has an interest, based on 2002 Claritas estimates. "Total Current and Acquirable Population Equivalents" represents the Company's proportionate share of the population in the "2002 Population" column, based on the percentage in the "Total" column. In PCS licensed areas, "Incremental Current and Acquirable Population Equivalents" represents the population equivalents related to the portion of the PCS licensed areas owned or to be acquired that is not already served by a cellular licensed area in which the Company owns an interest in and manages.

(2)
Interests under these agreements are expected to be acquired at the time specified therein, following the satisfaction of customary closing conditions.

(3)
These markets have been partitioned into more than one licensed area. The 2002 population, percentage ownership and number of population equivalents shown are for the licensed areas within the markets in which the Company owns an interest.

(4)
This PCS licensed area is made up of 18 BTAs, as follows: Benton Harbor, MI; Bloomington, IL; Champaign-Urbana, IL; Chicago, IL (excluding Kenosha County, WI); Danville, IL-IN; Decatur-Effingham, IL; Elkhart, IN-MI; Fort Wayne, IN-OH; Galesburg, IL; Jacksonville, IL; Kankakee, IL; LaSalle-Peru-Ottawa-Streator, IL; Mattoon, IL; Michigan City, IN; Peoria, IL; Rockford, IL; South Bend-Mishawaka, IN; and Springfield, IL.

(5)
The Company's interests in these licensed areas have been acquired through JV agreements with third parties. The Company owns limited partnership interests in these JVs, which are controlled by the third parties, who own general partner interests. The general partner in each JV has sole authority to select the manager of these licensed areas.

(6)
The Company's interests in these licensed areas have been acquired through JV agreements with third parties. The Company owns limited partnership interests in these JVs, which are controlled by the third parties, who own the general partner interests. The Company will manage the operations of these licensed areas through management agreements with the general partners.

(7)
These licensed areas include territory and population equivalents of fill-in areas which were annexed from adjacent MSAs or RSAs.

        System Design and Construction.    The Company designs and constructs its systems in a manner it believes will permit it to provide high-quality service to substantially all types of wireless telephones, based on market and engineering studies which relate to specific markets. Such engineering studies are performed by Company personnel or independent engineering firms. The Company's switching equipment is digital, which improves transmission quality and is capable of interconnecting in a manner which reduces costs of operation. Both analog and digital radio transmissions are made between cell sites and the wireless telephones. During 2002, approximately 85% of this traffic utilized digital radio transmissions. Network reliability is given careful consideration and extensive redundancy is employed in many aspects of the Company's network design, though not all of the Company's MTSOs and cell sites have backup power capabilities, nor does all of its Wide Area Network ("WAN"). Route diversity, ring topology and extensive use of emergency standby power are also utilized to enhance network reliability and minimize service disruption from any particular network failure.

        In accordance with its strategy of building and strengthening its operating market areas, the Company has selected high-capacity digital wireless switching systems that are capable of serving multiple markets through a single MTSO. The Company's wireless systems are designed to facilitate the installation of equipment which will permit microwave interconnection between the MTSO and the cell site. The Company has implemented such microwave interconnection in many of the wireless systems it operates. In other areas, the Company's systems rely upon landline telephone connections to link cell sites with the MTSO. Although the installation of microwave network interconnection equipment requires a greater initial capital investment, a microwave network enables a system operator to avoid the current and future charges associated with leasing telephone lines from the landline telephone company. In addition, microwave facilities can be used to connect separate wireless systems to allow shared switching, which reduces the aggregate cost of the equipment necessary to operate multiple systems. Microwave facilities can also be used to carry long-distance calls, which reduces the costs of interconnecting to the landline network.

        The Company has continued to expand its WAN to accommodate various business functions, including:

  •
  order processing

  •
  over the air provisioning

  •
  automatic call delivery

  •
  intersystem handoff

  •
  credit validation

  •
  fraud prevention

  •
  call data record collection

  •
  network management

  •
  long-distance traffic and

  •
  interconnectivity of all of the Company's MTSOs and cell sites.

        In addition, the WAN accommodates virtually all internal data communications between various Company office locations and the Company's retail locations to process customer activations. The WAN is deployed in the Company's six customer service centers ("Customer Care Centers") for all customer service functions using the Company's main billing and information system. The Company is in the process of evaluating the customer service and other communications systems acquired in the Chicago 20MHz transaction and is developing plans to integrate all of its systems as soon as is practicable.

        Management believes that currently available technologies will allow sufficient capacity on the Company's networks to meet anticipated demand over the next few years.

Costs of System Construction and Financing

        Construction of wireless systems is capital-intensive, requiring substantial investment for land and improvements, buildings, towers, MTSOs, cell site equipment, microwave equipment, engineering and installation. The Company, consistent with FCC control requirements, uses primarily its own personnel to engineer each wireless system it owns and operates, and engages contractors to construct and maintain the facilities.

        The costs (exclusive of the costs to acquire licenses) to develop the systems in which the Company owns an interest have historically been financed through capital contributions or through certain vendor financing. In recent years, the Company has met these funding requirements with cash generated by operations, proceeds from debt and equity offerings and proceeds from the sales of wireless interests. The Company expects to meet its future funding requirements with cash generated by operations and borrowings under its revolving credit facilities.

Marketing

        The Company's marketing plan is centered around increasing penetration of its markets, increasing customer awareness of U.S. Cellular's brand of wireless service and reducing churn. The Company increases customer awareness through the use of traditional media such as TV, radio, and print advertising. Recently, the Company has increased its use of other media such as the Internet, direct marketing and telemarketing. The Company has achieved its current level of penetration of its markets through a combination of promotional advertising and broad distribution. The Company supports a multi-faceted distribution program, including direct sales, agents and retail sales and service/centers in the vast majority of its markets, plus the Internet and telesales for customers who wish to contact the Company through those media. The Company maintains a relatively low customer churn by executing a vision centered around customer satisfaction, development of processes that are more customer-friendly, extensive training of frontline sales and support associates and the implementation of retention programs. The marketing plan stresses the value of the Company's service offerings and incorporates combinations of rate plans and wireless telephone equipment which are designed to meet the needs of defined customer segments and their usage patterns.

        Company-owned and managed locations are designed to market wireless service to the consumer and small business segments in a familiar setting. The Company has expanded its e-commerce site to enable customers to purchase a broad range of accessories online, and this site is continually evolving to address customers' current needs. The Company anticipates that as customers become increasingly comfortable with e-commerce, the Internet will become a more robust marketing channel for sales of rate plans as well as accessories. Traffic on its Web site is continually increasing as customers use the site for gathering information, purchasing handsets and accessories, signing up for service and finding the locations of its stores and agents.

        The Company believes that operating decisions should be made close to the customer. It manages its operating market areas with a local staff, including sales, marketing, network operations, engineering and finance personnel. The Company operates six regional Customer Care Centers whose personnel are responsible for customer service and certain other functions. Direct sales consultants market wireless service to business customers. Retail sales associates work out of the Company's approximately 500 Company-owned retail stores and kiosks and market wireless service primarily to the consumer and small business segments. The Company maintains an ongoing training program to improve the effectiveness of sales consultants and retail associates by focusing their efforts on obtaining customers and maximizing the sale of high-use packages. These packages enable customers to buy packages of minutes for a fixed monthly rate.

        The Company continues to expand its relationships with agents, dealers and non-Company retailers to obtain customers, and at year-end 2002 had contracts with approximately 900 of these businesses aggregating approximately 1,800 locations. Agents and dealers are independent business people who obtain customers for the Company on a commission basis. The Company has provided additional support and training to its exclusive agents to increase customer satisfaction for customers they serve. The Company's agents are generally in the business of selling wireless telephones, wireless service packages and other related products. The Company's dealers include major appliance dealers, office supply dealers, car stereo companies and mass merchants including national companies such as Wal-Mart, Staples, Best Buy and American TV. Additionally, in support of its overall Internet initiatives, the Company has recruited agents who provide services exclusively through the Internet. No single agent, dealer or other non-Company retailer accounted for 10% or more of the Company's operating revenues during the past three years.

        The Company uses a variety of direct mail, billboard, radio, television and newspaper advertising to stimulate interest by prospective customers in purchasing the Company's wireless service and to establish familiarity with the Company's name. The Company operates under a unified brand name and logo, U.S. CellularSM, across all its markets, and uses the tag line, "We Connect With You"SM.

        The Company continues to actively advertise its digital service offerings through both television and radio advertising, resulting in a significant increase in the number of customers on digital rate plans during 2002, and as of year-end 2002 over 80% of the Company's customers were using the Company's digital services. Advertising is directed at gaining customers, improving customers' awareness of the U.S. CellularSM brand, increasing existing customers' usage of the Company's services and increasing the public awareness and understanding of the wireless services offered by the Company. The Company attempts to select the advertising and promotion media that are most appealing to the targeted groups of potential customers in each local market. The Company supplements its advertising with a focused public relations program. This program combines nationally supported activities and unique local activities, events, and sponsorships to enhance public awareness of the Company. These programs are aimed at supporting the communities in which the Company serves. The programs range from loaning phones to public service operations in emergencies, to assisting victims of domestic abuse through the Company's Stop Abuse From Existing programs, to supporting safe driving programs.

        In late 2002, after acquiring the Chicago license from PrimeCo, the Company launched its U.S. Cellular brand in the Chicago market. The Company developed a new series of locally focused TV and radio commercials, featuring actress Joan Cusack, to convey its customer satisfaction strategy to a new marketplace. In conjunction with the brand launch, the Company created a one-time price plan promotion while opening new retail and agent locations, rebranding the former PrimeCo locations and designating a customer service team to work with current and potential customers in the Chicago market to familiarize them with U.S. Cellular's brand of customer service. Initial reactions to the brand launch have been favorable, generating a high volume of traffic in the Company's Chicago area locations. Also, in January 2003, the Company signed a naming rights contract with the Chicago White Sox baseball team to rename their ballpark U.S. Cellular Field.

        The following table summarizes, by operating market area, the total population, the Company's customer units and penetration for the Company's majority-owned markets that were operational and had begun marketing activities as of December 31, 2002.

Operating Market Areas	Population (1)	Customers	Penetration
Midwest Market Area	19,627,000	2,039,000	10.39%
Mid-Atlantic Market Area	5,310,000	591,000	11.13%
Northwest Market Area	2,639,000	370,000	14.02%
Florida/Georgia Market Area	1,806,000	167,000	9.25%
Texas/Oklahoma/Missouri/Kansas Market Area	2,250,000	324,000	14.40%
Maine/New Hampshire/Vermont Market Area	1,751,000	293,000	16.73%
Eastern Tennessee/Western North Carolina Market Area	1,377,000	177,000	12.85%
Southern Texas Market Area	1,326,000	78,000	5.88%
Other Markets	482,000	64,000	13.28%

	36,568,000	4,103,000	11.22%

(1)
Represents 100% of the population of the licensed areas that were operational and in which the Company had begun marketing activities and has a controlling financial interest for financial reporting purposes, based on 2001 Claritas population estimates. "Population" in this context includes only the areas covering such markets and is only used for the purposes of calculating market penetration and is not related to "population equivalents," as previously defined.

Customers and System Usage

        The Company provides service to a broad range of customers from a wide spectrum of demographic segments. The Company uses a segmentation model to classify businesses and consumers into logical groupings for developing new products and services, direct marketing campaigns, and retention efforts. Business users typically include a large proportion of individuals who work outside of their offices such as people in the construction, real estate, wholesale and retail distribution businesses and professionals. Increasingly, the Company is providing wireless service to consumers and to customers who use their wireless telephones for mixed business and personal use as well as for security purposes. A major portion of the Company's recent customer growth is from these users.

        The Company's wireless systems are used most extensively during normal business hours. On average, the retail customers in the Company's consolidated markets used their wireless systems approximately 304 minutes per unit each month and generated retail service revenue of approximately $38 per month during 2002, compared to 216 minutes and $36 per month in 2001. Revenue generated by roamers using the Company's systems ("inbound roaming"), together with local retail, toll and other revenues, brought the Company's total average monthly service revenue per customer unit in consolidated markets to $47 during 2002. Average monthly service revenue per customer unit increased approximately 2% during 2002, the first year of such an increase since 1995. This increase was primarily due to an increase in the number of minutes used by both retail customers and roamers, partially offset by decreases in average revenue per minute of use from both retail customers and roamers. Competitive pressures, continued penetration of the consumer market and the Company's increasing use of pricing and other incentive programs to stimulate overall usage resulted in a decrease in average retail service revenue per minute of use in 2002. The decrease in inbound roaming revenue per minute was primarily due to the general downward trend in per minute prices for roaming negotiated between the Company and other wireless operators. The Company anticipates that average monthly retail service revenue per customer unit will remain relatively constant in the near future, while total monthly service revenue per customer is expected to decline slightly in the future. However, this effect is anticipated to be more than offset by increases in the Company's customer base; therefore, the Company anticipates that total revenues will continue to grow for the next few years.

        The Company's main sources of revenue are from its own customers and from inbound roaming customers. The interconnectivity of wireless service enables a customer to place or receive a call in a wireless service area away from the customer's home service area. The Company has entered into roaming agreements with operators of other wireless systems covering virtually all systems in the United States, Canada and Mexico, including most major PCS operators. Roaming agreements offer customers the opportunity to roam on these systems. These reciprocal agreements automatically pre-register the customers of the Company's systems in the other carriers' systems. Also, a customer of a participating system roaming (i.e., traveling) in a Company market where this arrangement is in effect is able to make and receive calls on the Company's system. The charge for this service is negotiated as part of the roaming agreement between the Company and the roaming customer's carrier. The charge is billed by the Company to the customer's home system, which then bills the customer. In some instances, based on competitive factors, many carriers, including the Company, may charge lower amounts to their customers than the amounts actually charged to the carriers by other wireless carriers for roaming.

        The following table summarizes certain information about customers and market penetration in the Company's consolidated operations.

	Year Ended or At December 31,
	2002	2001	2000	1999	1998
Majority-owned and managed markets:
Wireless markets in operation (1)	149	142	139	139	138
Total population of markets in service (000s)	36,568	25,670	24,912	24,861	24,370
Customer Units:
at beginning of period (2)	3,461,000	3,061,000	2,602,000	2,183,000	1,710,000
acquired (divested) during period (3)	332,000	46,000	(24,000)	15,000	19,000
additions during period (2)	1,244,000	1,095,000	1,154,000	1,000,000	896,000
disconnects during period (2)	934,000	741,000	671,000	596,000	442,000
at end of period (2)	4,103,000	3,461,000	3,061,000	2,602,000	2,183,000
Market penetration at end of period (4)	11.22%	13.48%	12.29%	10.47%	8.96%

(1)
Represents the number of cellular or PCS licensed areas in which the Company owned a controlling financial interest and which was operational at the end of each respective period. The revenues and expenses of these licensed areas are included in the Company's consolidated revenues and expenses for each period.

(2)
Represents the approximate number of revenue-generating wireless telephones served by the Company in the licensed areas referred to in footnote (1). The revenue generated by such wireless telephones is included in consolidated revenues.

(3)
Represents the approximate number of revenue-generating wireless telephones added to or subtracted from the Company's customer base during the period due to acquisitions or divestitures of wireless licenses.

(4)
Computed by dividing the number of customer units at the end of the period by the total population of markets in service as estimated by Claritas (1997-2001) for the years 1998-2002, respectively.

Products and Services

        Wireless Telephones and Installation.    The Company offers a full range of wireless telephones for use by its customers, including both analog and digital handsets. Features offered in some of the wireless telephones include hands-free calling, repeat dialing and others. The Company's digital service offerings include additional features such as caller ID, short messaging services and data transmission, and a majority of new customers are selecting dual-mode or tri-mode wireless telephones, which can be used on analog and digital networks, to fully utilize these features. Dual-mode and tri-mode wireless telephones also enable customers to enjoy virtually seamless roaming regardless of their travel patterns. New customers are selecting from a variety of wireless telephones. These units are stylish, compact, fully featured and attractively priced. They appeal to newer segments of the customer population, especially a younger demographic group which has become a fast-growing portion of the wireless user population.

        The Company negotiates volume discounts with its wireless telephone suppliers. The Company significantly increased its purchasing power in 2002 by implementing a new distribution software system that enables the Company to sell and distribute handsets to its agents. The Company discounts wireless telephones sold to customers to meet competition or to stimulate sales by reducing the cost of becoming a wireless customer. In most instances, where permitted by law, customers are generally required to sign a service contract with the Company. The Company also works with wireless equipment manufacturers in promoting specific equipment in its local advertising.

        The Company has established service facilities in many of its local markets to ensure quality service of the wireless telephones it sells. These facilities allow the Company to improve its service by promptly assisting customers who experience equipment problems. Additionally, the Company employs a repair facility in Tulsa, Oklahoma, to handle more complex service and repair issues.

        Wireless Services.    The Company's customers are able to choose from a variety of packaged pricing plans which are designed to fit different calling patterns and customer needs. The ability to help a customer find the right technology and the right pricing plan is central to the Company's brand positioning. The Company generally offers local, regional and national consumer plans that can be tailored to a customer's needs by the addition of features or feature packages. Many consumer plans enable small work groups or families to share the plan minutes enabling the customer to get more value for their money. Business plans are offered to companies to meet their unique needs. The Company's national rate plan, SpanAmericaSM, prices all calls, regardless of where they are made or received, as local calls with no long distance or roaming charges. Additionally, the Company is continually reviewing its prepaid offerings, including its traditional TalkTracker® offering and the prepaid services offered in the Chicago market, to streamline them and make them more compatible with the lifestyles of the customers who want to buy this product.

        The Company's customer bills typically show separate charges for custom-calling features, airtime in excess of the packaged amount, and toll calls. Custom-calling features provided by the Company include wide-area call delivery, call forwarding, voice mail, call waiting, three-way calling and no-answer transfer.

Regulation

        Regulatory Environment.    The Company's operations are subject to FCC and state regulation. The wireless telephone licenses the Company holds are granted by the FCC for the use of radio frequencies in the 850 megahertz (MHz) band ("cellular" licenses), and in the 1900 MHz band ("PCS" licenses), and are an important component of the overall value of the Company's assets. The construction, operation and transfer of wireless systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934 ("Communications Act"). In 1996, Congress enacted the Telecommunications Act of 1996 ("Telecommunications Act"), which amended the Communications Act. The Telecommunications Act mandated significant changes in telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the United States and to streamline regulation of the telecommunications industry to remove regulatory burdens, as competition develops. The FCC has promulgated regulations governing construction and operation of wireless systems, licensing (including renewal of licenses) and technical standards for the provision of wireless telephone service under the Communications Act, and is implementing the legislative objectives of the Telecommunications Act, as discussed below.

        Licensing.    For cellular telephone licensing purposes, the FCC has divided the United States into separate geographic markets (MSAs and RSAs). In each market, the allocated cellular frequencies are divided into two equal blocks. During the application process, in the early 1980s, the FCC reserved one block of frequencies for non-wireline applicants and another block for wireline applicants.

        Since January 1, 2002, an entity which controls one cellular system in an MSA has been able to control the competing cellular system in that MSA. The FCC determined that wireless competition in MSAs among cellular, PCS and certain SMR carriers, such as Nextel, which interconnect with the public switched telephone network, was sufficient to permit relaxation of the former prohibition on MSA cross-ownership. However, the FCC has retained the rule which prohibits any entity which controls a cellular system in an RSA from owning an interest exceeding five percent in another cellular system in the same RSA, though that rule may be waived in appropriate circumstances.

        The FCC has also allocated a total of 140 MHz for broadband PCS, 20 MHz to unlicensed operations and 120 MHz to licensed operations, consisting of two 30 MHz blocks in each of 51 Major Trading Areas ("MTAs") and one 30 MHz block and three 10 MHz blocks in each of 493 Basic Trading Areas ("BTAs"). Subject to some conditions, the FCC permits licensees to split their licenses and assign a portion, on either geographic or frequency basis, or both, to a third party.

        Between January 1, 2002 and January 1, 2003, no entity was allowed to have a controlling interest in more than 55 MHz of cellular, PCS, or "covered" SMR spectrum in a given MTA or BTA. Cellular systems have 25 MHz of spectrum, and PCS systems may have 10, 15, or 30 MHz of spectrum. As of January 1, 2003, this "spectrum cap" has been eliminated, and the FCC will determine whether acquisition of wireless licenses are in the public interest on a case-by-case basis under criteria which have not yet been specified.

        The completion of acquisitions involving the transfer of control of a wireless system requires prior FCC approval. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the application for approval of the proposed transfer.

        The FCC must be notified each time an additional cell site is constructed which enlarges the service area of a given market. The FCC's rules also generally require persons or entities holding wireless construction permits or licenses to coordinate their proposed frequency usage with neighboring wireless licensees in order to avoid electrical interference between adjacent systems. The coordination process has become more complex as neighboring systems have begun to employ differing digital technologies. The height and power of base stations in wireless systems are regulated by FCC rules, as are the types of signals emitted by these stations. The FCC also regulates tower construction in accordance with its regulations, which carry out its responsibilities under the National Environmental Policy Act and Historic Preservation Act. In addition to regulation by the FCC, wireless systems are subject to certain Federal Aviation Administration ("FAA") regulations with respect to the siting, construction, painting and lighting of wireless transmitter towers and antennas as well as local zoning requirements.

        Beginning in 1996, the FCC also imposed a requirement that all wireless licensees register and obtain FCC registration numbers for all of their antenna towers, which require prior FAA clearance. All new towers must be registered at the time of construction and existing towers were required to be registered by May 1998 on a staggered state-by-state basis. The Company believes that it is in compliance with the FCC's tower registration requirements.

        Beginning in October 1997, wireless systems, which previously were "categorically excluded" from having to evaluate their facilities to ensure their compliance with federal "radio frequency" radiation requirements, were made subject to those requirements. As a result, all wireless towers of less than 10 meters in height, building-mounted antennas and wireless telephones must comply with radio frequency radiation guidelines. Since October 1997, all new wireless facilities have had to be in compliance when they are brought into service. Since September 1, 2000, all existing facilities have had to be brought into compliance. The Company believes that its facilities are in compliance with these requirements.

        Pursuant to 1993 amendments to the Communications Act, cellular and PCS services are classified as Commercial Mobile Radio Service ("CMRS"), in that they are services offered to the public, for a fee, which is interconnected to the public switched telephone network. The FCC has determined that it will forebear from requiring such carriers to comply with a number of statutory provisions otherwise applicable to common carriers, such as the filing of tariffs.

        All CMRS wireless licensees must satisfy specified coverage requirements. Cellular licensees were required, during the five years following the initial grant of the respective license, to construct their systems to provide service (at a specified signal strength) to the territory encompassed by their service area. Failure to provide such coverage resulted in reduction of the relevant license area by the FCC. All 30 megahertz block PCS licensees must construct facilities that provide coverage to one-third of the population of the service area within five years of the initial license grants and to two-thirds of the population within ten years. All other licensees and certain 10 and 15 megahertz block licensees must construct facilities that provide coverage to one-fourth of the population of the licensed area or "make a showing of substantial service in their license area" within five years of the original license grants. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

        Cellular and PCS licenses are granted for ten-year periods. The FCC has established standards for conducting comparative renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications. The FCC has: (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a renewal expectancy will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and (iii) provided procedures for preventing possible abuses in the comparative renewal process. The FCC has concluded that it will award a renewal expectancy if the licensee has (i) provided "substantial" performance, which is defined as "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal," and (ii) complied with FCC rules, policies and the Communications Act. If renewal expectancy is awarded to an existing licensee, its license is renewed and competing applications are not considered. All of the Company's licenses which it applied to have renewed between 1994 and 2002 were renewed.

        All of the Company's approximately 1,100 FCC licenses for the microwave radio stations it uses to link its cell sites with each other and with its MTSOs were required to be renewed in 2001. All of those licenses were renewed for ten-year terms. All newly obtained microwave licenses receive ten-year terms as well.

        The Company conducts and plans to conduct its operations in accordance with all relevant FCC rules and regulations and anticipates being able to qualify for renewal expectancy in its upcoming renewal filings. Accordingly, the Company believes that current regulations will have no significant effect on the renewal of its licenses. However, changes in the regulation of wireless operators or their activities and of other mobile service providers could have a material adverse effect on the Company's operations.

        Recent Events.    There are certain regulatory proceedings currently pending before the FCC which are of particular importance to the wireless industry. In one proceeding, the FCC has imposed new "enhanced 911" regulations on wireless carriers. The rules require wireless carriers to provide increasingly detailed information about the location of wireless 911 callers in two phases. The obligation of a wireless carrier to provide this information is triggered by a qualifying request from state or local agencies that handle 911 calls in the markets served by the wireless carrier. In phase one, which has been required since April 1998, wireless carriers are required to identify the location of the cell site from which a wireless call has been made and the wireless 911 caller's phone number. The Company has timely provided this information in compliance with the FCC's rules in most but not all of its markets.

        In 2001, the Company filed a request for a waiver of phase two of the FCC's E-911 rules that required wireless carriers to provide more precise latitude and longitude location information about wireless 911 callers by October 1, 2001. In July 2002, the FCC released an order that delayed until March 1, 2003, the deadline by which certain medium-sized wireless carriers, including the Company, were required to provide more precise phase two location information in response to qualifying requests from state or local 911 agencies. The Company is in compliance with the revised phase two enhanced 911 requirements in most of its markets. However, there is no guarantee that the Company will not be subject to sanctions, including monetary forfeitures, for failure to comply with the FCC's phase one or phase two requirements in all its markets.

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

        The FCC has adopted requirements which will make it possible for subscribers to retain, subject to certain geographic and other limitations, their existing telephone numbers when they switch from one service provider to another. This number portability will include switching between Local Exchange Carriers ("LECs") and other wireline providers, between wireless service providers and between LEC/wireline and wireless providers. LECs, in the 100 largest MSAs, had implementation deadlines by the end of 1998 at those switches which received specific requests for number portability. The FCC has extended the compliance date for cellular, broadband PCS, and certain other wireless providers to November 2003.

        Cellular and broadband PCS providers also had to be capable, by November 2002, of receiving from the numbering authorities telephone numbers in "blocks" of 1,000, rather than 10,000, as has been the case previously. This action is intended to conserve telephone numbers and extend the life of the current numbering system.

        The Company is now in compliance with the FCC's thousands block number "pooling" requirements and is working to comply with the FCC's number portability requirements. Both requirements are complex and will require extensive capital investment. A substantial portion of this investment has been made as of December 31, 2002.

        In another proceeding, the FCC in 1996 adopted rules regarding the method by which wireless carriers and LECs shall compensate each other for interconnecting wireless and local exchange facilities. The FCC rules provided for symmetrical and reciprocal compensation between LECs and wireless carriers, and also prescribed interim interconnection proxy rates, which are much lower than the rates formerly paid by wireless carriers to LECs. Symmetrical and reciprocal compensation means wireless carriers and LECs must pay each other at the same rate. Interconnection rate issues will be decided by the states. Wireless carriers are now paying and in the future can be expected to pay lower rates to LECs than they previously paid. This result was favorable to the wireless industry and somewhat unfavorable to LECs.

        The FCC is currently considering a proposal to eliminate reciprocal compensation between wireless carriers and LECs and to move toward a so-called "bill and keep" system. If adopted, this change in the rules would also be favorable to wireless carriers, as wireless customers currently make more calls to wireline customers than vice versa.

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

        The Telecommunications Act establishes principles and a process for implementing a modified "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The Telecommunications Act also requires universal service to schools, libraries and rural health facilities at discounted rates. Wireless carriers must provide such discounted rates to such organizations in accordance with federal regulations. The FCC has implemented the mandate of the Telecommunications Act to create a new universal service support mechanism "to ensure that all Americans have access to telecommunications services." The Telecommunications Act requires all interstate telecommunications providers, including wireless service providers, to "make an equitable and non-discriminatory contribution" to support the cost of providing universal service, unless their contribution would be de minimis. At present, the provision of landline telephone service in high cost areas is subsidized by support from the "universal service" fund, to which, as noted above, all carriers with interstate and international revenues must contribute. Such payments, based on a percentage of the total "billed revenue" of carriers for a given previous period of time, began in 1998.

        Beginning in February 2003, such payments will be based on estimates of future revenues. Carriers are free to pass such charges on to their customers. Wireless carriers are also eligible to receive universal service support payments in certain circumstances under the new system if they provide specified services in "high cost" areas. The Company has sought designation as an "eligible telecommunications carrier" qualified to receive universal service support in certain states, has been designated as such a carrier in the states of Washington, Iowa, and Wisconsin and has received payments for services provided to high cost areas within the state of Washington.

        Under a 1994 federal law, the Communications Assistance to Law Enforcement Act ("CALEA"), all telecommunications carriers, including the Company and other wireless licensees, have been required to implement certain equipment changes necessary to assist law enforcement authorities in achieving an enhanced ability to conduct electronic surveillance of those suspected of criminal activity. The Company is now substantially in compliance with CALEA requirements. The Company has, however, sought from the FCC an extension of time until July 1, 2003 to comply with certain CALEA requirements in its newly acquired PCS system in the Chicago MTA.

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

        The FCC also has pending a proceeding to implement requirements for wireless providers to set interstate interexchange rates in each state at levels no higher than the rates charged to subscribers in any other state. The Company will monitor that proceeding and comply with new federal requirements as they become applicable.

        The FCC has pending two proceedings which may have a considerable impact on wireless carriers. In the first proceeding, the FCC is considering whether CMRS carriers may obtain the use of certain facilities from wireline carriers, (for example, for telephone lines linking cell sites), at the unbundled network element ("UNE") prices now charged to CLECs, which are lower than those charged to CMRS carriers. If the FCC determines that CMRS carriers may obtain the use of wireline facilities at UNE prices, that result would be favorable to wireless carriers. Currently, the Company predominantly employs microwave facilities, and not leased wireline facilities, to link its cell sites.

        In the second proceeding, the FCC adopted an order in January 2003, pursuant to which the Mobile Satellite Service ("MSS") will permit its licensees to offer terrestrial wireless service in competition with CMRS carriers, provided the MSS licensees also offer satellite telephone service, which will involve building their proposed satellite networks. Assuming the MSS licensees do build their satellite networks and thus obtain "ancillary terrestrial authority," the increased competition could be unfavorable to existing CMRS carriers.

        As noted previously, as of January 1, 2003, the FCC's "spectrum cap" has been repealed, with the exception that no one entity may control the two cellular licensees in a single RSA. With that exception, the FCC's rules impose no barrier to wireless acquisition in the same market or nationally. The FCC will now review wireless acquisitions on a case-by-case basis to determine whether they serve the public interest.

        PCS technology is similar in many respects to cellular technology. Where it has become commercially available, this technology is capable of offering increased capacity for wireless two-way and one-way voice, data and multimedia communications services and has resulted in increased competition with the Company's operations in virtually all of its markets. The ability of these PCS licensees to complement or compete with existing cellular licensees will be affected by future FCC rule-makings. These and other future technological and regulatory developments in the wireless telecommunications industry and the enhancement of current technologies will likely create new products and services that are competitive with the services currently offered by the Company. There can be no assurance that the Company will not be adversely affected by such technological and regulatory developments.

        In January 2000, the FCC took an action which may have an impact on both cellular and PCS licensees. Pursuant to a congressional directive, the FCC adopted service rules for licensing the commercial use of 30 MHz of spectrum in the 747-762 MHz and 777-792 MHz spectrum bands. Subsequently, the FCC adopted service rules for the 688-746 MHz band, a portion of which was auctioned in 2002. The majority of the spectrum in these bands is being auctioned in large regional service areas, although there is a portion available which covers individual MSA and RSA markets. The FCC conducted an auction for the MSA and RSA licensed spectrum and certain other portions of the 688-746 MHz spectrum which ended in September 2002. Additional auctions to license the 688-792 MHz spectrum are anticipated in 2003 and 2004.

        There is also pending before the FCC a proceeding to develop licensing rules for additional spectrum in the 1700 MHz and 2100 MHz for third-generation wireless use. Third-generation wireless is intended to provide high-speed data services as well as full-motion video and other advanced wireless services. The FCC has projected that this spectrum will be auctioned in 2004.

        In June of 2002, the FCC created a Spectrum Policy Task Force and commenced proceedings to review and make recommendations on broad categories of possible spectrum policy change. The allocation of additional spectrum for unlicensed services, which has been strongly promoted by various manufacturers of 802.11b devices and Wi-Fi service providers, has emerged from that review process as a potentially significant shift in FCC spectrum policy affecting wireless competition between carriers who paid for spectrum and those who plan to implement networks using unlicensed free spectrum. The FCC commenced proceedings in December 2002 to allocate additional spectrum in the television broadcast bands as well as the 3650-3700 MHz band for unlicensed services and is expected to propose a significant expansion of unlicensed spectrum uses above 5 gigahertz in 2003.

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

        In 2000, the FCC ruled that the preemption provisions of the Communications Act do not preclude the states from acting under state tort, contract, and consumer protection laws to regulate the practices of CMRS carriers, even if such activities might have an incidental effect on wireless rates. This ruling has led to more state regulation of CMRS carriers, particularly from the standpoint of consumer protection.

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

        The FCC has adopted rules specifying standards and the methods to be used in evaluating radio frequency emissions from radio equipment, including network equipment and handsets used in connection with commercial mobile radio service. These rules were upheld on appeal by the U.S. Court of Appeals for the Second Circuit. The U.S. Supreme Court declined to review the Second Circuit's ruling. The Company's network facilities and the handsets it sells to customers comply with these standards.

        Media reports have suggested that radio frequency emissions from handsets, wireless data devices and cell sites may raise various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Although some studies have suggested that radio frequency emissions may cause certain biological effects, most of the expert reviews conducted to date have concluded that the evidence does not support a finding of adverse health effects but that further research is appropriate. Research and studies are ongoing. These concerns over radio frequency emissions may discourage the use of handsets and wireless data devices and may result in significant restrictions on the location and operation of cell sites, all of which could have a material adverse effect on the Company's results of operations. Several class action and single-plaintiff lawsuits have been filed against several other wireless service operators and several wireless phone manufacturers, asserting product liability, breach of warranty and other claims relating to radio frequency transmissions to and from handsets and wireless data devices. The lawsuits seek substantial monetary damages as well as injunctive relief. One important case in which the plaintiff alleged that his brain tumor had been caused by his wireless telephone use, Newman v. Verizon et al, was dismissed in the U.S. District Court in Maryland in October 2002. There can be no assurance, however, that the outcome of other lawsuits will not have a material adverse effect on the wireless industry, including the Company.

Competition

        In markets where it owns and operates cellular licenses, the Company's principal competitors for wireless telephone service in each market are the licensees of the second cellular system in that market and the PCS and ESMR licensees. Since each of these competitors operates its system using spectrum licensed by the FCC and has comparable technology and facilities, competition for customers between these systems in each market is principally on the basis of quality of service, price, size of area covered, services offered and responsiveness of customer service. The competing entities in many of the markets in which the Company has an interest have financial resources which are substantially greater than those of the Company and its partners in such markets.

        The FCC's rules require all operational wireless systems to provide, on a nondiscriminatory basis, wireless service to resellers which purchase blocks of mobile telephone numbers from an operational system and then resell them to the public.

        The Company expects wireless operators to continue deployment of PCS in all of the Company's licensed areas throughout 2003. In recent years, ESMR providers have initiated service in many of the Company's markets. Although less directly a substitute for other wireless services, wireless data services and paging services may be adequate for those who do not need full two-way voice service. Similar technological advances or regulatory changes in the future may make available other alternatives to wireless service, thereby creating additional sources of competition.

        Continuing technological advances in the communications field make it difficult to predict the extent of additional future competition for wireless systems. For example, the FCC has allocated radio channels to mobile satellite systems in which transmissions from mobile units to satellites would augment or replace transmissions to cell sites. Such systems are designed primarily to serve the communications needs of remote locations and mobile satellite systems could provide viable competition for land-based wireless systems in such areas. Some initial deployments have been made and service is now being provided in certain areas. It is also possible that the FCC may in the future assign additional frequencies to wireless telephone service or ESMR service to provide for more competitors in each market.

Investments

        The Company holds investments in certain publicly traded companies, the majority of which were the result of sales or trades of non-strategic assets. Minority positions are held in Vodafone AirTouch plc (ticker symbol "VOD") and Rural Cellular Corporation.

        These assets are classified for financial reporting purposes as available-for-sale securities. The market value of these investments aggregated $186.0 million at December 31, 2002 and $272.4 million at December 31, 2001. As of December 31, 2002, the net unrealized holding gain, net of tax, included in accumulated other comprehensive income (loss) totaled $15.5 million. In June 2002, the Company recognized, in the statement of operations, losses of $145.6 million, net of tax, related to investments in marketable securities as a result of management's determination that unrealized losses with respect to the investments were "other than temporary." Management continues to review the valuation of the investments on a periodic basis. If management determines in the future that an unrealized loss is other than temporary, the loss will be recognized and recorded in the statement of operations.

        The Company has entered into variable prepaid forward contracts ("forward contracts") related to the VOD marketable equity securities that it holds. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities to protect from losses due to decreases in the market prices of the securities ("downside limit") while retaining a share of gains from increases in the market prices of such securities ("upside potential"). The downside risk is hedged at or above the accounting cost basis thereby eliminating the other than temporary risk on these contracted securities.

        Under the terms of the forward contracts, the Company will continue to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts mature in May 2007 and, at the Company's option, may be settled in shares of the respective security or in cash, pursuant to formulas that "collar" the price of the shares. The collars effectively limit the Company's downside risk and upside potential on the contracted shares. If shares are delivered in the settlement of the forward contract, the Company would incur current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized though maturity. If the Company elects to settle in cash it will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula. If the Company elects to settle in shares it will be required to deliver the number of shares of the contracted security determined pursuant to the formula.

        The following table summarizes certain facts surrounding the contracted securities as of December 31, 2002.

		Collar
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)
Vodafone	10,245,370	$15.07-$16.07	$22.22-$23.26	$159,856

Employees

        The Company had 6,100 employees as of December 31, 2002. None of the Company's employees is represented by a labor organization. The Company considers its relationship with its employees to be good.

Item 2.    Properties

        The properties for mobile telephone switching offices, cell sites and retail locations are either owned or leased under long-term leases by the Company, one of its subsidiaries or the partnership or corporation which holds the construction permit or license. The Company has not experienced major problems with obtaining zoning approval for cell sites or operating facilities and does not anticipate any such problems in the future which are or will be material to the Company and its subsidiaries as a whole. The Company's investment in property is small compared to its investment in licenses and wireless system equipment.

        The Company leases an aggregate of approximately 150,000 square feet of office space for its headquarters buildings in Chicago, Illinois and Bensenville, Illinois.

        The Company considers the properties owned or leased by it and its subsidiaries to be suitable and adequate for their respective business operations.

Item 3.    Legal Proceedings

        The Company is involved in a number of legal proceedings before the FCC and various state and federal courts. In some cases, the litigation involves disputes regarding rights to certain wireless telephone systems and other interests. The Company does not believe that any of these proceedings, individually or in the aggregate, should have a material adverse impact on the financial position or results of operations of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of securities holders during the fourth quarter of 2002.

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

Item 8.    Financial Statements and Supplementary Data

        Incorporated by reference from Exhibit 13, Annual Report sections entitled "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Changes in Common Shareholders' Equity," "Notes to Consolidated Financial Statements," "Consolidated Quarterly Income Information (Unaudited)," "Report of Independent Accountants" and "Copy of Previously Issued Report of Independent Accountants."

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        This information was "previously reported" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, as amended, in the Company's Form 8-K dated May 23, 2002. The following repeats the disclosure set forth in Item 4 of such Form 8-K.

        On May 23, 2002, United States Cellular Corporation ("U.S. Cellular") dismissed Arthur Andersen LLP ("Andersen") as U.S. Cellular's independent auditors, and engaged PricewaterhouseCoopers LLP ("PWC") to serve as its new independent auditors for 2002. The change in auditors will become effective May 24, 2002. This action was taken by the U.S. Cellular Board of Directors based on the recommendation of U.S. Cellular's audit committee, subject to the approval of such action by Telephone and Data Systems, Inc. ("TDS"), the parent company of U.S. Cellular, pursuant to the terms of an Intercompany Agreement between TDS and U.S. Cellular.

        Andersen's reports on U.S. Cellular's consolidated financial statements for each of the years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the years ended December 31, 2001 and 2000 and the interim period between December 31, 2001 and the date of this Form 8-K, there were no disagreements between U.S. Cellular and Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with their report for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        U.S. Cellular provided Andersen with a copy of the foregoing disclosures. Attached as Exhibit 16.1 is a copy of Andersen's letter, dated May 23, 2002, stating its agreement with the foregoing disclosures.

        During U.S. Cellular's two most recent fiscal years and through the date of this Report on Form 8-K, U.S. Cellular did not consult PWC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on U.S. Cellular's consolidated financial statements, or any other matters or reportable events listed in item 304(a)(2)(i) and (ii) of Regulation S-K.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Incorporated by reference from Proxy Statement section entitled "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

Item 13.    Certain Relationships and Related Transactions

        Incorporated by reference from Proxy Statement section entitled "Certain Relationships and Related Transactions."

Item 14.    Controls and Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

        (b)    Changes in internal controls.    There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

        The following documents are filed as a part of this report:

(a)
(1)    Financial Statements
Consolidated Quarterly Income Information (Unaudited)	Annual Report*
Consolidated Statements of Operations	Annual Report*
Consolidated Statements of Cash Flows	Annual Report*
Consolidated Balance Sheets	Annual Report*
Consolidated Statements of Changes in Common Shareholders' Equity	Annual Report*
Notes to Consolidated Financial Statements	Annual Report*
Report of Independent Accountants for 2002—PricewaterhouseCoopers LLP	Annual Report*
Copy of Previously issued Report of Independent Accountants for years prior to 2002—Arthur Andersen LLP	Annual Report*

*
Incorporated by reference from Exhibit 13.

(2)
Schedules

Location
Report of Independent Accountants on Financial Statement Schedule for 2002—PricewaterhouseCoopers LLP		page 36
Copy of Previously Issued Report of Independent Accountants on Financial Statement Schedule for years prior to 2002—Arthur Andersen LLP		page 37
II.	Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended December 31, 2002	page 38

  All other schedules have been omitted because they are not applicable or not required or because the required information is shown in the financial statements or notes thereto.

  (3)
  Exhibits

        The exhibits set forth in the accompanying Index to Exhibits are filed as a part of this Report. The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this Report.

Exhibit Number	Description
10.8	Stock Option and Stock Appreciation Rights Plan is hereby incorporated by reference to Exhibit B to the Company's definitive Notice of Annual Meeting and Proxy Statement dated April 15, 1991, as filed with the Commission on April 16, 1991.
10.9	Summary of 2002 Bonus Program for Executive Vice Presidents of the Company.
10.10	Supplemental Executive Retirement Plan of TDS is hereby incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
10.11	United States Cellular Corporation Compensation Plan for Non-Employee Directors.
10.12	United States Cellular Corporation 1998 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-57063).
10.13	United States Cellular Corporation 1999 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-76455).
10.14	Retention Agreement for Kenneth R. Meyers dated September 13, 1999 is hereby incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.15	Terms of Offer Letter Between United States Cellular Corporation and John E. Rooney dated March 28, 2000 is hereby incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
10.16	Deferred Compensation Agreement for Richard Goehring dated July 15, 1996 is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.
10.22	United States Cellular Corporation 2003 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-103543).
10.23	Form of Agreement and General Release for Richard W. Goehring dated March 4, 2002 is included as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
(b)
Reports on Form 8-K filed during the quarter ended December 31, 2002.

        The Company filed a Current Report on Form 8-K dated October 16, 2002 for the purpose of filing the news release issued by the Company reporting earnings for the third quarter of 2002.

        The Company filed a Current Report on Form 8-K dated October 31, 2002 for the purpose of filing the news release issued by the Company relating to the announcement of the issuance of $115 million of 8.75% Senior Notes due 2032. The Form 8-K also included as exhibits certain agreements related to the Note offering.

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

         To the Shareholders and Board of Directors of United States Cellular Corporation:

        Our audit of the consolidated financial statements referred to in our report dated February 3, 2003, except as to Note 17, as to which the date is March 10, 2003, appearing in the 2002 Annual Report to Shareholders of United States Cellular Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule for the year ended December 31, 2002 listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule for the year ended December 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The 2001 and 2000 financial statement schedule information of United States Cellular Corporation was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statement schedules in their report dated January 25, 2002.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 3, 2003, except as to Note 17,
as to which the date is March 10, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT APPLIES TO SCHEDULE II FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000. THESE INDEPENDENT ACCOUNTANTS HAVE CEASED OPERATIONS, AND HAVE NOT REISSUED THEIR REPORT IN CONJUNCTION WITH THIS ANNUAL REPORT. THEIR REPORT IS INCLUDED IN THE ANNUAL REPORT AS PERMITTED BY RULE 2-02(E) OF REGULATION S-X OF THE SECURITIES AND EXCHANGE COMMISSION.

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

         To the Shareholders and Board of Directors of United States Cellular Corporation:

        We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in United States Cellular Corporation and Subsidiaries Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in Item 14(a)(2)* is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Chicago, Illinois January 25, 2002
*
This reference refers to Item (14)(a)(2) of the Annual Report for the year ended
December 31, 2001.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of Period
(Dollars in thousands)
For The Year Ended December 31, 2002
Deducted from deferred state tax asset:
For unrealized net operating losses	$(12,875)	$1,424	$(1,773)	$—	$(13,224)
Deducted from accounts receivable:
For doubtful accounts	(9,799)	(63,657)	—	55,590	(17,866)
For The Year Ended December 31, 2001
Deducted from deferred state tax asset:
For unrealized net operating losses	(12,015)	217	(1,077)	—	(12,875)
Deducted from accounts receivable:
For doubtful accounts	(9,678)	(28,658)	—	28,537	(9,799)
For The Year Ended December 31, 2000
Deducted from deferred state tax asset:
For unrealized net operating losses	(11,696)	(319)	—	—	(12,015)
Deducted from accounts receivable:
For doubtful accounts	$(10,029)	$(24,304)	$—	$24,655	$(9,678)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
	By:	/s/ JOHN E. ROONEY John E. Rooney President (Chief Executive Officer)
	By:	/s/ KENNETH R. MEYERS Kenneth R. Meyers Executive Vice President—Finance and Treasurer (Chief Financial Officer)
	By:	/s/ THOMAS S. WEBER Thomas S. Weber Vice President and Controller (Principal Accounting Officer)
Dated March 20, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN E. ROONEY John E. Rooney	Director	March 20, 2003
/s/ KENNETH R. MEYERS Kenneth R. Meyers	Director	March 20, 2003
/s/ LEROY T. CARLSON, JR. LeRoy T. Carlson, Jr.	Director	March 20, 2003
/s/ LEROY T. CARLSON LeRoy T. Carlson	Director	March 20, 2003
/s/ WALTER C.D. CARLSON Walter C. D. Carlson	Director	March 20, 2003
/s/ SANDRA L. HELTON Sandra L. Helton	Director	March 20, 2003
/s/ PAUL-HENRI DENUIT Paul-Henri Denuit	Director	March 20, 2003
/s/ J. SAMUEL CROWLEY J. Samuel Crowley	Director	March 20, 2003
/s/ BARRETT A. TOAN Barrett A. Toan	Director	March 20, 2003
/s/ HARRY J. HARCZAK, JR. Harry J. Harczak, Jr.	Director	March 20, 2003

Certification of Chief Executive Officer

I, John E. Rooney, certify that:

1.
I have reviewed this annual report on Form 10-K of United States Cellular Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ JOHN E. ROONEY John E. Rooney President and Chief Executive Officer

Certification of Chief Financial Officer

I, Kenneth R. Meyers, certify that:

1.
I have reviewed this annual report on Form 10-K of United States Cellular Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ KENNETH R. MEYERS Kenneth R. Meyers Executive Vice President—Finance and Treasurer (Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Document
2.1
Purchase and Sale Agreement dated May 9, 2002 between U.S. Cellular and PrimeCo Wireless Communications, LLC. is hereby incorporated by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
2.2	Exchange Agreement dated March 7, 2003 between United States Cellular Corporation and AT&T Wireless Services, Inc.
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
4.4
Indenture dated June 1, 1995 between registrant and BNY Midwest Trust Company of New York as successor Trustee to Harris Trust and Savings Bank, as Trustee, relating to the LYONs is hereby incorporated by reference to the Company's Form 8-K dated June 16, 1995.
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
4.9(a)
Revolving Credit Agreement dated as of June 26, 2002 among United States Cellular Corporation, the lenders named therein, Toronto Dominion (Texas), Inc., Wachovia Bank, N.A., Citibank, N.A. and LaSalle Bank N.A., is hereby incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.9(b)
Notice to Increase in Total Commitment under the Revolving Credit Agreement dated as of June 26, 2002, is hereby incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

4.10(a)	Indenture dated June 1, 2002 between U.S. Cellular and BNY Midwest Trust Company of New York, is hereby incorporated by reference to Exhibit 4.1 to Form S-3 (File No. 333-98921).
4.10(b)
First Supplemental Indenture of United States Cellular Corporation dated August 7, 2002 relating to its 9% Series A Notes due 2032, is hereby incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.10(c)
Second Supplemental Indenture of U.S. Cellular dated October 31, 2002, relating to its 8.75% Senior Notes due 2032, is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 31, 2002, filed November 1, 2002.
4.11
Note Purchase Agreement between United States Cellular Corporation and PrimeCo Wireless Communications LLC, is hereby incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.12
Registration Rights Agreement between United States Cellular Corporation and PrimeCo Wireless Communications LLC, is hereby incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.13
Note Purchase Agreement between United States Cellular Corporation and Telephone and Data Systems, Inc., is hereby incorporate by reference to Exhibit 4.6 to the Company's on Form 10-Q for the quarter ended June 30, 2002.
4.14
Subordination Agreement dated as of June 26, 2002 among Telephone and Data Systems, Inc., United States Cellular Corporation and Toronto Dominion (Texas), Inc. is hereby incorporated by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
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
10.9	Summary of 2002 Bonus Program for Executive Vice Presidents of the Company.
10.10	Supplemental Executive Retirement Plan of TDS is hereby incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
10.11	United States Cellular Corporation Compensation Plan for Non-Employee Directors.
10.12	United States Cellular Corporation 1998 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-57063).
10.13
United States Cellular Corporation 1999 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-76455).
10.14
Retention Agreement for Kenneth R. Meyers dated September 13, 1999 is hereby incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.15
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
10.17
Amended and Restated CDMA Master Supply Agreement between United States Cellular Corporation and Nortel Networks Inc., is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.18
Guaranty dated as of May 14, 2002 by United States Cellular Corporation in favor of Citibank N.A. is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.19
Guarantee dated as of May 10, 2002 by United States Cellular Corporation in favor of Credit Suisse First Boston International is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.20
Guaranty dated as of May 15, 2002 by United States Cellular Corporation in favor of Wachovia Bank, National Association is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.21
Guaranty dated as of May 15, 2002 by United States Cellular Corporation in favor of Toronto Dominion (New York), Inc. is hereby incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.22
United States Cellular Corporation 2003 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-103543).
10.23
Form of Agreement and General Release for Richard W. Goehring dated March 4, 2002 is incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
12	Statement regarding computation of ratios.
13	Incorporated portions of 2002 Annual Report to Security Holders.
16.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated May 23, 2002, is incorporated herein by reference to Exhibit 16.1 to the Current Form on Form 8-K, dated May 23, 2002.
18	Letter from PricewaterhouseCoopers LLP regarding change in accounting principle.
21	Subsidiaries of the Registrant.
23.1	Consent of independent public accountants.
23.2	Notice regarding consent of Arthur Andersen LLP.
99.1	Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
99.2	Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

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
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
  UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
INDEX TO EXHIBITS