Form 10-Q
period 2003-03-31
UNITED STATES CELLULAR CORP
filed 2003-05-14
CIK 821130

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number 1-9712
UNITED STATES CELLULAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	62-1147325

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Class	Outstanding at April 30, 2003

Common Shares, $1 par value Series A Common Shares, $1 par value	53,125,817 Shares 33,005,877 Shares

UNITED STATES CELLULAR CORPORATION
1ST QUARTER REPORT ON FORM 10-Q
INDEX
Page No.
Part I Financial Information

Item 1. Financial Statements

Consolidated Statements of Operations -
Three Months Ended March 31, 2003 and 2002	3

Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2003 and 2002	4

Consolidated Balance Sheets -
March 31, 2003 and December 31, 2002	5-6

Notes to Consolidated Financial Statements	7-14

Item 2. Management's Discussion and Analysis of
Results of Operations and Financial Condition

Three Months Ended March 31, 2003 and 2002	15-22
Financial Resources	22-24
Liquidity	24-26
Application of Critical Accounting Policies	26-29
Certain Relationships and Related Transactions	29
Safe Harbor Cautionary Statement	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31-32

Item 4. Controls and Procedures	32

Part II Other Information

Item 1. Legal Proceedings	33

Item 6. Exhibits and Reports on Form 8-K	33

Signatures	34

Certifications	35-36

PART I. FINANCIAL INFORMATION ITEM I. FINANCIAL STATEMENTS UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited
	Three Months Ended March 31,
	2003	2002 (As Restated)
	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$564,601	$461,113
Equipment sales	31,313	17,307

Total Operating Revenues	595,914	478,420

OPERATING EXPENSES
System operations	137,965	107,921
Marketing and selling	108,921	79,226
Cost of equipment sold	64,765	30,367
General and administrative	157,449	108,478
Depreciation	95,872	65,977
Amortization of deferred charges and customer lists	13,631	6,775
Loss on assets held for sale	23,500	--

Total Operating Expenses	602,103	398,744

OPERATING INCOME (LOSS)	(6,189)	79,676

INVESTMENT AND OTHER INCOME
Investment income	12,378	10,461
Interest and dividend income	570	1,037
Other income (expense), net	(309)	357
Interest (expense)	(15,454)	(9,030)
(Loss) on investments	(3,500)	--

Total Investment and Other Income (Expense)	(6,315)	2,825

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(12,504)	82,501
Income tax expense (benefit)	(1,118)	35,675

INCOME (LOSS) BEFORE MINORITY INTEREST	(11,386)	46,826
Minority share of income	(3,257)	(2,433)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(14,643)	44,393
Cumulative effect of accounting change, net of tax	--	4,097

NET INCOME (LOSS)	$(14,643)	$48,490

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	86,121	86,053
BASIC EARNINGS (LOSS) PER SHARE (Note 6)
Income (Loss) Before Cumulative Effect of Accounting Change	$(0.17)	$0.52
Cumulative Effect of Accounting Change	--	0.04

Net Income (Loss)	$(0.17)	$0.56

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	86,121	89,187
DILUTED EARNINGS (LOSS) PER SHARE (Note 6)
Income (Loss) Before Cumulative Effect of Accounting Change	$(0.17)	$0.51
Cumulative Effect of Accounting Change	-	0.05

Net Income (Loss)	$(0.17)	$0.56

The accompanying notes to consolidated financial statements are an integral part of these statements.

-3-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Three Months Ended March 31,
	2003	2002 (As Restated)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,643)	$48,490
Add (Deduct) adjustments to reconcile net income (loss)
to net cash provided by operating activities
Depreciation and amortization	109,503	72,752
Deferred income tax provision	(1,599)	9,778
Investment income	(12,378)	(10,461)
Minority share of income	3,257	2,433
Cumulative effect of accounting change	--	(4,097)
Loss on assets held for sale	23,500	--
Loss on investments	3,500	--
Other noncash expense	2,813	2,734
Changes in assets and liabilities
Change in accounts receivable	57,527	26,939
Change in inventory	(22,057)	23,421
Change in accounts payable	(53,819)	(32,672)
Change in accrued interest	(2,266)	(4,353)
Change in accrued taxes	12,703	26,869
Change in customer deposits and deferred revenues	6,783	3,949
Change in other assets and liabilities	(10,919)	6,449

	101,905	172,231

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(138,837)	(90,852)
System development costs	(2,089)	(9,223)
Acquisitions, excluding cash acquired	-	(17,050)
Distributions from unconsolidated entities	13,615	3,878
Other investing activities	(2,744)	(1,263)

	(130,055)	(114,510)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable	72,000	--
Repayment of notes payable	--	(31,000)
Repurchase of long-term debt	(40,680)	--
Capital (distributions) to minority partners	(316)	(2,653)
Other financing activities	170	227

	31,174	(33,426)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,024	24,295

CASH AND CASH EQUIVALENTS-
Beginning of period	14,864	28,941

End of period	$17,888	$53,236

The accompanying notes to consolidated financial statements are an integral part of these statements. -4-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS (Unaudited)
	March 31, 2003	December 31, 2002
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents
General funds	$17,676	$14,155
Affiliated cash equivalents	212	709

	17,888	14,864
Accounts Receivable
Customers, less allowance of $17,591 and $17,866, respectively	175,475	220,430
Roaming	38,494	53,545
Other	31,936	41,276
Inventory	76,563	55,490
Prepaid expenses	21,897	19,749
Prepaid income taxes	17,660	26,610
Collateral investment pledged (Note 7)	32,200	--
Other current assets	21,586	21,309

	433,699	453,273

INVESTMENTS
Licenses	979,760	1,038,556
Goodwill	546,702	643,629
Customer lists, net of accumulated amortization of $11,055 and $6,567,
respectively	35,599	40,087
Marketable equity securities	156,394	185,961
Marketable equity securities - loaned	30,610	--
Investments in unconsolidated entities	161,708	161,451
Notes and interest receivable - long-term	6,568	7,287

	1,917,341	2,076,971

PROPERTY, PLANT AND EQUIPMENT
In service and under construction	3,074,844	3,085,583
Less accumulated depreciation	1,083,890	1,051,792

	1,990,954	2,033,791

DEFERRED CHARGES
System development costs, net of accumulated amortization of
$95,164 and $89,320, respectively	108,892	114,642

Other, net of accumulated amortization of $5,363 and $5,023,
respectively	20,704	21,164

	129,596	135,806

ASSETS OF OPERATIONS HELD FOR SALE	226,422	--

Total Assets	$4,698,012	$4,699,841

The accompanying notes to consolidated financial statements are an integral part of these statements.

-5-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND SHAREHOLDERS' EQUITY (Unaudited)
	March 31, 2003	December 31, 2002
	(Dollars in thousands)
CURRENT LIABILITIES
9% senior notes	$--	$45,200
Notes payable	532,000	460,000
Accounts payable
Affiliates	6,436	4,958
Trade	242,275	301,929
Customer deposits and deferred revenues	86,676	82,639
Accrued interest	4,903	9,295
Accrued taxes	27,814	24,401
Accrued compensation	22,066	30,279
Collateral loan payable (Note 7)	32,200	--
Other current liabilities	19,651	20,323

	974,021	979,024

LONG-TERM DEBT
Long-term debt-affiliated	105,000	105,000
6% zero coupon convertible debentures	150,829	148,604
7.25% notes	250,000	250,000
8.75% notes	130,000	130,000
Variable prepaid forward contracts	159,856	159,856
Other	13,000	13,000

	808,685	806,460

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	424,812	424,728
Derivative liability	5,635	8,709
Other	14,036	10,818

	444,483	444,255

LIABILITIES OF OPERATIONS HELD FOR SALE	9,823	--

MINORITY INTEREST	57,975	55,068

COMMON SHAREHOLDERS' EQUITY
Common Shares, par value $1 per share; authorized 140,000,000
Shares; issued and outstanding 55,046,268 shares	55,046	55,046
Series A Common Shares, par value $1 per share; authorized
50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006
Additional paid-in capital	1,306,510	1,307,185
Treasury Shares, at cost, 1,920,739 and 1,932,322 shares, respectively	(116,479)	(117,262)
Accumulated other comprehensive income	12,831	10,307
Retained earnings	1,112,111	1,126,752

	2,403,025	2,415,034

Total Liabilities and Shareholders' Equity	$4,698,012	$4,699,841

The accompanying notes to consolidated financial statements are an integral part of these statements.

-6-
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The consolidated financial statements included herein have been prepared by United States Cellular Corporation (“the Company” or “U.S. Cellular”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2003 and December 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 and 2002, are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported in prior years have been reclassified to conform to the current period presentation.

U.S. Cellular made changes to its accounting policies which required the Company to restate certain items on its income statement for the first quarter of 2002. Other than the cumulative effect of the accounting change, none of the above changes had an impact on operating income, net income (loss) or earnings (loss) per share. See Note 5 – Cumulative Effect of Accounting Change.

2.	Summary of Significant Accounting Policies

Asset Retirement Obligation

U.S. Cellular has determined that it did not have a material legal obligation to remove long-lived assets as described by Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations,” and, accordingly, the adoption of SFAS No. 143 did not have a material effect on its financial position and results of operations.

Securities Lending

The Company has entered into a securities lending agreement with an investment bank related to 1.7 million Vodafone AirTouch plc American Depositary Receipts (Vodafone ADRs) pursuant to which the Company requires the investment bank to provide collateral not less than the value of the loaned securities, as adjusted for any changes in the underlying loaned securities. The Company accounts for securities loan agreements as secured borrowings in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” At the time securities are loaned, the Company reclassifies the securities from Marketable Equity Securities to Marketable Equity Securities – Loaned on the balance sheet. See Note 7 – Marketable Equity Securities for further discussion of the securities loan agreements.

Assets and Liabilities of Operations Held for Sale

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless (“AWE”) to exchange wireless properties. U.S. Cellular will receive 10 and 20 MHz PCS licenses in 13 states, approximately $31 million in cash (excluding any working capital adjustment) and minority interests in six markets it currently controls. U.S. Cellular will transfer wireless assets and customers in 10 markets in Florida and Georgia to AWE. The transaction is subject to regulatory approvals. The closing of the transfer of U.S. Cellular properties and the assignment to U.S. Cellular of most of the PCS licenses is expected to occur in the third quarter of 2003.

-7-
In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the balance sheet for March 31, 2003 reflects the assets and liabilities of the wireless properties to be transferred to AWE as assets and liabilities of operations held for sale.

The assets and liabilities of the markets to be transferred have been presented separately in the asset and liability sections of the balance sheet. The revenues and expenses of these markets are included in operations. See Note 9 — Assets and Liabilities of Operations Held for Sale for a summary of assets and liabilities of the markets to be disposed of.

Stock-Based Compensation

The Company accounts for stock options, stock appreciation rights (“SARs”) and employee stock purchase plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” as allowed by SFAS No. 123 “Accounting for Stock-Based Compensation”.

No compensation costs have been recognized for the stock option and employee stock purchase plans. Had compensation cost for all plans been determined consistent with SFAS No. 123, the Company’s net income (loss) and earnings per share would have been reduced to the following pro forma amounts.

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands, except per share amounts)
Net Income (Loss)
As Reported	$(14,643)	$48,490
Pro Forma Expense	(1,324)	(1,199)

Pro Forma Net Income (Loss)	$(15,967)	$47,291

Basic Earnings Per Share from Net Income (Loss)
As Reported	$(0.17)	$0.56
Pro Forma Expense Per Share	(0.02)	(0.01)

Pro Forma Basic Earnings Per Share	$(0.19)	$0.55

Diluted Earnings Per Share from Net Income (Loss)
As Reported	$(0.17)	$0.56
Pro Forma Expense Per Share	(0.02)	(0.02)

Pro Forma Diluted Earnings Per Share	$(0.19)	$0.54

3.	Income Taxes

Net income (loss) includes losses from investments, losses on assets held for sale and cumulative effect of accounting change for the three months ended March 31, 2003 and 2002. The following table summarizes the effective income tax (benefit) rates in each of the periods from net income excluding losses and from net income.

	Three Months Ended March 31,
	2003	2002
Effective Tax Rate From
Operations excluding losses on investments and assets held for sale	41.6%;	43.2%
Losses on investments and assets held for sale	(26.5%)	--
Net Income (Loss)	(8.9%)	43.2%

4.	(Loss) on Investments

The Company has reported a loss on investments of $3.5 million ($2.1 million after subtracting taxes of $1.4 million). A license impairment loss was recorded related to the investment in a non-operational market in Florida that will remain with the Company after the exchange with AWE is completed.

-8-
5.	Cumulative Effect of Accounting Change

Effective January 1, 2002, the Company changed its method of accounting for commissions expenses related to customer activations and began deferring expense recognition of a portion of commissions expenses in the amount of activation fees revenue deferred. The cumulative effect of this accounting change on periods prior to 2002 was recorded in the first quarter of 2002, increasing net income by $4.1 million (net of tax of $3.0 million and minority interest of $424,000), or $.05 per diluted share. First quarter 2002 results have been restated for this accounting change and cumulative effect. The effect on the first quarter of 2002 was to reduce commissions expenses by $830,000 and therefore increase operating income by $830,000, increase income tax expense by $329,000 and increase net income by $501,000.

6.	Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using net income available to common and weighted average common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities included in diluted earnings per share represent incremental shares issuable upon exercise of outstanding stock options and conversion of debentures. The diluted loss per share calculation for the quarter ended March 31, 2003 excludes the effect of the potentially dilutive securities because their inclusion would be anti-dilutive.

The amounts used in computing Earnings per Common and Series A Common Shares and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

	Three Months Ended March 31,
	2003	2002
	(Dollars and shares in thousands)
Basic Earnings per Share:
Income (Loss) Before Cumulative Effect of Accounting Change	$(14,643)	$44,393
Cumulative Effect of Accounting Change	--	4,097

Net Income (Loss) used in Basic Earnings per Share	$(14,643)	$48,490

Diluted Earnings per Share:
Income (Loss) Before Cumulative Effect of Accounting Change	$(14,643)	$44,393
Interest expense eliminated as a result of the pro forma
Conversion of Convertible Debentures, net of tax	--	1,190

Income (Loss) used in Diluted Earnings per Share	(14,643)	45,583
Cumulative Effect of Accounting Change	--	4,097

Net Income (Loss) used in Diluted Earnings per Share	$(14,643)	$49,680

Weighted Average Number of Common Shares used in
Basic Earnings per Share	86,121	86,053
Effect of Dilutive Securities:
Stock options and stock appreciation rights (1)	--	189
Conversion of Convertible Debentures (1)	--	2,945

Weighted Average Number of Common Shares used in
Diluted Earnings per Share	86,121	89,187

Basic Earnings per Share:
Income (Loss) Before Cumulative Effect of Accounting Change	$(0.17)	$0.52
Cumulative Effect of Accounting Change	--	0.04

	$(0.17)	$0.56

Diluted Earnings per Share:
Income (Loss) Before Cumulative Effect of Accounting Change	$(0.17)	$0.51
Cumulative Effect of Accounting Change	--	0.05

	$(0.17)	$0.56

(1) Stock options and conversion of convertible debentures were not included in computing Diluted Earnings per Share in 2003 because their effects were antidilutive.

-9-
7.	Marketable Equity Securities

The Company holds a substantial amount of marketable securities that are publicly traded and can have volatile share prices. The market values of the marketable securities may fall below the accounting cost basis of such securities. If management determines the decline in value of the marketable securities to be “other than temporary”, any unrealized loss included in accumulated other comprehensive income is recognized and recorded as a loss in the statement of operations.

U.S Cellular has entered into a number of forward contracts related to the marketable equity securities that it holds. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities. The downside risk is hedged at or above the accounting cost basis thereby eliminating the other than temporary risk on these contracted securities.

Information regarding the Company’s marketable equity securities is summarized below.

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
Marketable Equity Securities
Vodafone AirTouch plc
8,565,370 and 10,245,370 American Depository Receipts ("ADRs")	$156,060	$185,646
Rural Cellular Corporation
370,882 Common Shares	334	315

	156,394	185,961
Marketable Equity Securities - Loaned
Vodafone AirTouch plc - 1,680,000 ADRs	30,610	--

Aggregate Fair Value	187,004	185,961
Accounting Cost Basis*	160,161	160,362

Gross Unrealized Holding Gains (Losses)	26,843	25,599
Tax Effect	(10,603)	(10,111)

Net Unrealized Holding Gains (Losses)	16,240	15,488
Derivative Accounting, net of tax	(3,409)	(5,181)

Accumulated Other Comprehensive Income (Loss)	$12,831	$10,307

*The accounting cost basis of the marketable equity securities was reduced by an other-than-temporary loss of $201,000 recognized related to the Company's investment in Rural Cellular Corporation during 2003. This loss is recorded in Other income (expense), net.

U.S. Cellular has entered into a securities loan agreement with an investment bank related to 1,680,000 of its Vodafone ADRs. Under the terms of the securities loan agreement, both U.S. Cellular and the investment bank have the right to terminate the loan at any time, providing necessary time for share settlement (three business days). The investment bank is required to provide collateral that will be adjusted periodically to be not less than 100% of the fair market value of the loaned securities. U.S. Cellular earns a loan fee on the securities loaned.

Under SFAS No. 140, U.S. Cellular is required to account for the collateral as a secured borrowing. As a result, U.S. Cellular was required to record $32.2 million of Collateral investment pledged in current assets and a corresponding Collateral loan payable in current liabilities. The asset and liability will be offset upon the return of the loaned securities. Consequently, U.S. Cellular will not have to use cash flows from operations to extinguish the liability.

-10-
8.	Goodwill

The changes in the carrying amount of goodwill for the quarters ended March 31, 2003 and 2002 were as follows:

	March 31, 2003	March 31, 2002
	(Dollars in thousands)

Balance, beginning of period	$643,629	$473,975
Allocation to assets of operations held for sale (1)	(93,658)	--
Other	(3,269)	--

Balance, end of period	$546,702	$473,975

(1) See Note 9 - Assets and Liabilities of Operations Held for Sale for discussion of allocation.

9.	Assets and Liabilities of Operations Held for Sale

On March 10, 2003, the Company announced that it had entered into a definitive agreement with AWE to exchange wireless properties. The Company will receive 10 and 20 MHz PCS licenses in 13 states, representing 12.2 million incremental population equivalents contiguous to existing properties and 4.4 million population equivalents that overlap existing properties in the Midwest and the Northeast. U.S. Cellular will also receive approximately $31 million in cash (excluding any working capital adjustment) and minority interests in six markets it currently controls. The Company will transfer wireless assets in 10 markets, representing 1.5 million population equivalents, in Florida and Georgia to AWE. The transaction is subject to regulatory approvals. The closing of the transfer of the Company properties and the assignment to the Company of most of the PCS licenses is expected to occur in the third quarter of 2003. The Company will defer the assignment and development of certain licenses in the exchange until later periods. The Company will account for the acquisition of licenses in the exchange as a purchase and the transfer of the properties by the Company to AWE will be accounted for as a sale. The Company will not report the transaction as discontinued operations, as previously disclosed.

As a result of the agreement, the Company's consolidated balance sheet as of March 31, 2003 reflects the assets and liabilities to be transferred as assets and liabilities of operations held for sale in accordance with SFAS No. 144. The results of operations of the markets to be transferred continue to be included in results from operations.

The Company allocated $93.7 million of goodwill to assets of operations held for sale in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." Subsequent to the allocation, during the first quarter of 2003, a $23.5 million loss was recorded and reported as a "loss on assets held for sale," representing the difference between the book value of the markets to be transferred to AWE and the fair value of the assets to be received in the transaction. The fair value of the assets to be received was determined using an independent valuation. The Company anticipates that it will record an additional charge to the statement of operations of approximately $12 million for income taxes and will have a current tax liability of approximately $26 million related to the completion of the transaction, which is expected to close in the third quarter of 2003.

-11-
Summarized assets and liabilities relating to operations held for sale are as follows.

Three Months Ended March 31, 2003 (Dollars in thousands)
Current assets
Cash and cash equivalents	$7
Accounts receivable	13,032
Other current assets	1,764
Investment in licenses	55,147
Goodwill	93,658
Property, plant and equipment, net	85,801
(Loss) on assets held for sale	(23,500)
Other assets	513

Assets of Operations Held for Sale	$226,422

Current liabilities
Accounts payable	$6,484
Other current liabilities	3,339

Liabilities of Operations Held for Sale	$9,823

10.	Common Share Repurchase Program

U.S. Cellular’s Board of Directors from time to time has authorized the repurchase of U.S. Cellular Common Shares not owned by TDS. In 2000, the Company authorized the repurchase of up to 4.2 million Common Shares through three separate 1.4 million share programs. The Company may use repurchased shares to fund acquisitions and for other corporate purposes. There are 859,000 shares available to be repurchased under the most recent 1.4 million share authorization, which expires in December 2003.

As of March 31, 2003, the Company had repurchased 4,139,000 Common Shares under these and other authorized programs. No shares were repurchased in the first quarter of 2003 or 2002.

-12-
11.	Accumulated Other Comprehensive Income (Loss)

The cumulative balance of unrealized gains and (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)

Balance, beginning of period	$10,307	$(78,997)
Add (Deduct):
Unrealized gains (losses) on securities	1,043	(81,574)
Income (tax) benefit	(412)	33,094

Net unrealized gains (losses)	631	(48,480)

Deduct (Add):
Recognized (losses) on securities	(200)	--
Income tax (expense) benefit	79	--

Net recognized gains (losses) from Marketable
Securities included in Net Income	(121)	--

	752	(48,480)

Derivative Instruments
Unrealized gain (loss) on derivative instruments	3,073	--
Income (tax) benefit	(1,301)	--

Net unrealized gains (losses) on derivative instruments	1,772	--

Net change in unrealized gains (losses) included in
Comprehensive Income (Loss)	2,524	(48,480)

Balance, end of period	$12,831	$(127,477)

Accumulated Unrealized Gain (Loss) on Derivative Instruments
Balance, beginning of period	$(5,181)	$ --
Add (Deduct):
Change in unrealized gain (loss) on derivative instruments	3,073	--
Income (tax) benefit	(1,301)	--

	1,772	--

Balance, end of period	$(3,409)	$ --

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Comprehensive Income (Loss)
Net Income (loss) available to common	$(14,643)	$48,490
Net change in unrealized gains (losses) on securities and derivative
instruments	2,524	(48,480)

	$(12,119)	$10

12.	Customer Lists

The Company's customer lists represent intangible assets from the acquisition of wireless properties and are being amortized based on the average customer retention periods using the declining balance method. Amortization expense was $4.5 million during the first quarter of 2003. There was no amortization of customer lists in the first quarter of 2002. The related amortization expense for the remainder of 2003 and for the years 2004-2007 is expected to be $11.1 million, $9.5 million, $5.8 million, $3.5 million and $2.1 million, respectively.

-13-
13.	Supplemental Cash Flow Information

The following summarizes certain noncash transactions and interest and income taxes paid.

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)

Interest paid	$15,002	$10,889
Income taxes paid (refunds received)	(8,853)	2,139
Noncash interest expense	2,660	2,293

-14-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

United States Cellular Corporation (the “Company” or “U.S. Cellular” — AMEX symbol: USM) owns, operates and invests in wireless markets throughout the United States. The Company is an 82.2%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”).

The following discussion and analysis should be read in conjunction with the Company’s interim consolidated financial statements and footnotes included herein, and with the Company’s audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The Company owned, or had the right to acquire pursuant to certain agreements, either majority or minority interests in 165 cellular markets and 70 personal communications service (“PCS”) Basic Trading Area markets at March 31, 2003, representing 52.7 million population equivalents (“pops”). The numbers reported for pops do not duplicate the number of pops in any overlapping areas owned by the Company and are calculated by multiplying the total population of each licensed area in which the Company has an interest by the Company’s ownership percentage of such licensed area. In the case of the acquisition of a market that overlaps previously existing markets, only the incremental, non-overlapping pops acquired are added to the number of pops reported by the Company.

The Company’s 52.7 million pops exclude 1.5 million pops in 10 markets that the Company has agreed to transfer to AT&T Wireless (NYSE symbol: AWE) pursuant to an agreement reached in March 2003. The Company expects to receive from AWE controlling interests in 36 PCS licenses and minority interests in six cellular markets in which the Company currently owns a controlling interest, representing 16.6 million pops (35 markets and 12.2 million pops, respectively, which are incremental to the Company’s currently owned markets and pops). A summary of the number of markets the Company owns or has acquirable and their respective pops follows.

	Number of Markets	Pops (millions)
Majority-owned markets which have begun marketing
activities and have signed up customers for service
("operational consolidated markets") (1)	149	35.6
Majority-owned markets which have not yet begun
marketing activities	29	4.3
Consolidated markets to be acquired pursuant to existing agreements	35	12.2
Operational consolidated markets to be divested
pursuant to existing agreements	(10)	(1.5)
Minority interests accounted for using equity method	26	2.0
Minority interests accounted for using cost method	6	0.1

Total current and acquirable	235	52.7

(1) These amounts include the 10 markets to be transferred to AWE, as the operations of these markets are included in the Company’s consolidated results for 2003.
-15-

RESULTS OF OPERATIONS

Following is a table of summarized operating data for the Company’s consolidated operations.

	Three Months Ended or At March 31, (1)
	2003	2002
Total market population (in thousands) (2)	36,759	27,548
Customers	4,240,000	3,504,000
Market penetration	11.53%	12.72%
Markets in operation	149	148
Total employees	6,150	5,225
Cell sites in service	3,987	3,049
Average monthly service revenue per customer	$45.05	$44.14
Postpay churn rate per month	1.6%	1.9%
Marketing cost per gross customer addition	$358	$362 (3)

(1) All amounts in both periods include the results of the 10 markets to be transferred to AWE.

(2) Represents 100% of the population of the operational markets in which the Company has a controlling financial interest for financial reporting purposes. The total market population of 1.5 million in the 10 markets that the Company has agreed to transfer to AWE is included in this amount, as the customers and operating results of these 10 markets are included in the Company's consolidated results for both periods presented. Calculated using 2002 and 2001 Claritas population estimates for 2003 and 2002, respectively. "Total market population" is used only for the purposes of calculating market penetration and is not the same measure as "pops", as previously defined.

(3) Restated to reflect the Company's change in application of Staff Accounting Bulletin ("SAB") No. 101 in 2002.

The Company's operations include 100% of the revenues and expenses of its consolidated markets plus its corporate office operations. Operating revenues, driven by a 21% increase in customers served, rose $117.5 million, or 25%, in 2003. Operating expenses increased $203.4 million, or 51%, in 2003. The Company reported an operating loss of $6.2 million in 2003 compared to operating income of $79.7 million in 2002. The decline in operating income primarily reflects increases in all recurring operating expense captions that were larger than the growth in operating revenues. In addition, the Company recorded a loss, included in operating expenses, of $23.5 million in 2003 related to the assets to be transferred to AWE. The Company expects to produce operating income during the remainder of 2003 as the customers added over the past 12 months produce additional revenues and as the Company realizes certain efficiencies in its operating expenses; however, the Company expects operating income for the full year of 2003 to be lower than in 2002.

Investment and other income (expense) totaled an expense of $6.3 million in 2003 and income of $2.8 million in 2002. The decline was primarily due to the increase in interest expense in 2003 related to the financing of the acquisition of Chicago 20MHz, LLC ("Chicago 20MHz") during the second half of 2002 as well as a loss recorded in 2003 related to the valuation of certain investments. Net income (loss) and diluted earnings per share decreased $63.1 million and $.73, respectively, in 2003. Excluding the after-tax effects of the cumulative effect of accounting change, net income and diluted earnings per share decreased $59.0 million and $.68, respectively, in 2003.

On August 7, 2002, the Company completed the acquisition of the assets and certain liabilities of Chicago 20MHz from PrimeCo Wireless Communications LLC ("PrimeCo"). Chicago 20MHz operates a wireless system in the Chicago Major Trading Area ("MTA"). Chicago 20MHz is the holder of certain FCC licenses, including a 20 megahertz ("MHz") PCS license in the Chicago MTA (excluding Kenosha County, Wisconsin) covering a total population of 13.2 million. The Chicago 20MHz operations are included in consolidated operations for the first quarter of 2003 but not for the comparable quarter of 2002. The Chicago 20MHz operations contributed to the increases in the Company's operating revenues and expenses during 2003 compared to 2002.

Operating Revenues
	Three Months Ended or At March 31,
	2003	2002
	(Dollars in millions)
Operating Revenues
Retail service	$464.3	$373.8
Inbound roaming	54.6	54.3
Long-distance and other	45.7	33.0

Service Revenues	564.6	461.1
Equipment sales	31.3	17.3

Total Operating Revenues	$595.9	$478.4

Operating revenues increased $117.5 million, or 25%, in 2003.

Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to the Company’s retail customers (“retail service”); (ii) charges to other wireless carriers whose customers use the Company’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on the Company’s systems. Service revenues increased $103.5 million, or 22%, in 2003. The increase was primarily due to the growing number of retail customers. Monthly service revenue per customer averaged $45.05 in 2003, a 2% increase from an average of $44.14 in 2002.

Retail service revenue increased $90.5 million, or 24%, in 2003. Growth in the Company’s customer base and an increase in average monthly retail service revenue per customer were the primary reasons for the increase in retail service revenue. The number of customers increased 21% to 4,240,000 at March 31, 2003, due to customer additions from its marketing channels as well as the addition of customers from the Chicago 20MHz acquisition over the past 12 months, and average monthly retail service revenue per customer increased 4% to $37.05 in 2003.

Management anticipates that overall growth in the Company’s customer base will continue at a slower pace in the future, primarily as a result of an increase in the number of competitors in its markets and continued penetration of the consumer market. As the Company expands its operations in the Chicago MTA and into other PCS markets in the remainder of 2003 and in 2004, it anticipates adding customers and revenues in those markets.

Monthly local retail minutes of use per customer averaged 377 in 2003 and 237 in 2002. The increase in monthly local retail minutes of use was driven by the Company’s focus on designing incentive programs and rate plans to stimulate overall usage, as well as the acquisition of Chicago 20MHz, whose customers used more minutes per month than the Company average. The impact on retail service revenue of this increase was partially offset by a decrease in average revenue per minute of use in 2003. Management anticipates that the Company’s average revenue per minute of use will continue to decline in the future, reflecting increased competition and penetration of the consumer market.

Inbound roaming revenue increased $276,000, or less than 1%, in 2003. The increase in revenue related to inbound roaming on the Company’s systems primarily resulted from an increase in roaming minutes used, almost fully offset by the decrease in revenue per roaming minute of use. In 2003, the increase in inbound roaming minutes of use was primarily driven by the overall growth in the number of customers throughout the wireless industry. The decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates.

Management anticipates that the rate of growth in inbound roaming minutes of use will continue to slow down due to two factors:

•	newer customers may roam less than existing customers, reflecting further penetration of the consumer market, and
•	as new wireless operators begin service in the Company’s markets, the Company’s roaming partners could switch their business to these new operators.

Management also anticipates that average inbound roaming revenue per minute of use will continue to decline, reflecting the continued general downward trend in negotiated rates.
-17-

Long-distance and other revenue increased $12.7 million, or 39%, in 2003, primarily related to an increase in the volume of long-distance calls billed by the Company from inbound roamers using the Company’s systems to make long-distance calls. This effect was partially offset by price reductions primarily related to long-distance charges on roaming minutes of use as well as the Company’s increasing use of pricing plans for its customers which include long-distance calling at no additional charge. The increase in long-distance and other revenue was also driven by the increase in amounts billed to the Company’s customers to offset certain regulatory charges, such as universal service funding and E-911 infrastructure costs, which are being passed through to customers.

Equipment sales revenues increased $14.0 million, or 81%, in 2003. The increase in equipment sales revenues reflects a change in the Company’s method of distributing handsets to its agent channel. Beginning in the second quarter of 2002, the Company began selling handsets to its agents at a price approximately equal to the Company’s cost before applying any rebates. Previously, the Company’s agents purchased handsets from third parties. Selling handsets to agents enables the Company to provide better control over handset quality, set roaming preferences and pass along quantity discounts. Management anticipates that the Company will continue to sell handsets to agents in the future, and that it will continue to provide rebates to agents who provide handsets to new and current customers.

Equipment sales revenue is recognized upon delivery of the related products to the agents, net of any anticipated agent rebates. In most cases, the agents receive a rebate from the Company at the time these agents sign up a new customer or retain a current customer.

Handset sales to agents, net of all rebates, increased equipment sales revenues by approximately $17.7 million during 2003. Excluding those revenues, equipment sales would have decreased $3.7 million, or 22%, from 2002. Gross customer activations, the primary driver of equipment sales revenues, increased 47% in 2003. The increase in gross customer activations in 2003 was driven by an increase in store traffic in the Company’s markets and the acquisition of Chicago 20MHz, which added to the Company’s distribution network. The decrease in revenues is primarily attributable to lower revenue per handset in 2003, reflecting declining handset prices and the reduction in sales prices to end users as a result of increased competition.

Operating Expenses

	Three Months Ended March 31,
	2003	2002
	(Dollars in millions)
Operating Expenses
System operations	$138.0	$107.9
Marketing and selling	108.9	79.2
Cost of equipment sold	64.8	30.4
General and administrative	157.4	108.4
Depreciation	95.9	66.0
Amortization of intangibles	13.6	6.8
Loss on assets held for sale	23.5	--

Total Operating Expenses	$602.1	$398.7

Operating expenses increased $203.4 million, or 51%, in 2003.

System operations expenses increased $30.1 million, or 28%, in 2003. System operations expenses include charges from other telecommunications service providers for the Company’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of the Company’s network, long-distance charges and outbound roaming expenses. The increase in system operations expenses in 2003 was due to the following factors:

•	a 31% increase in the number of cell sites within the Company’s systems, to 3,987 in 2003 from 3,049 in 2002, as the Company continues to expand and enhance coverage in its service areas through both acquisitions and internal growth; and
•	increases in minutes of use both on the Company’s systems and by the Company’s customers using other systems when roaming.
The ongoing reduction both in the per-minute cost of usage on the Company’s systems and in negotiated -18-
roaming rates partially offset the above factors. As a result of the above factors, the components of system operations expenses were affected as follows:
•	the cost of minutes used on the Company’s systems increased $13.9 million, or 55%.
•	maintenance, utility and cell site expenses increased $11.8 million, or 42%; and
•	expenses incurred when the Company’s customers used other systems when roaming increased $4.3 million, or 8%.

In 2003, system operations expenses increased due to the acquisition of Chicago 20MHz. The increase in expenses in the Chicago 20MHz market was partially offset by a reduction in expenses in other markets, primarily in the Midwest, when customers in those markets used the Chicago 20MHz system. In 2002, the Company paid roaming charges to third parties when its customers roamed in the Chicago market.

In total, management expects system operations expenses to increase over the next few years, driven by the following factors:

•	increases in the number of cell sites within the Company’s systems as it continues to add capacity and enhance quality in all markets, and begins startup activities in new PCS markets; and
•	increases in minutes of use, both on the Company’s systems and by the Company’s customers on other systems when roaming.

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage both on the Company’s systems and on other carriers’ networks. As the Chicago area has historically been the Company’s customers’ most popular roaming destination, management anticipates that the continued integration of Chicago 20MHz into its operations will result in a further increase in minutes of use by the Company’s customers on its systems and a corresponding decrease in minutes of use by its customers on other systems, resulting in a lower overall increase in minutes of use by the Company’s customers on other systems. Such a shift in minutes of use should reduce the Company’s per-minute cost of usage in the future, to the extent that the Company’s customers use the Company’s systems rather than other carriers’ networks.

Marketing and selling expenses increased $29.7 million, or 37%, in 2003. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. The increase in 2003 was primarily due to the following factors:

•	the 47% increase in gross customer activations in 2003, which drove a $7.2 million, or 25%, increase in commissions and agent-related payments; and
•	a $10.7 million increase in advertising costs, primarily related to the continued marketing of the U.S. Cellular brand in the Chicago 20MHz market.

Cost of equipment sold increased $34.4 million, or 113%, in 2003. The increase in 2003 is primarily due to the $32.8 million in handset costs related to the sale of handsets to agents beginning in the second quarter of 2002. Excluding agent handset sales, cost of equipment sold increased by $1.6 million, or 5%, in 2003. This increase primarily reflects a 47% increase in gross customer activations, almost fully offset by reduced per unit handset prices.

Marketing cost per gross customer activation (“CPGA”), which includes marketing and selling expenses and cost of equipment sold, less equipment sales revenues (excluding agent rebates related to customer retention), decreased 1% to $358 in 2003 from $362 in 2002. Agent rebates related to the retention of current customers totaled $7.9 million in 2003. Due to the impact of such agent rebates, in 2003 CPGA is not calculable using financial information derived directly from the statement of operations. Future CPGA calculations will also be impacted by the effects of agent rebates related to customer retention.

General and administrative expenses increased $49.0 million, or 45%, in 2003. These expenses include the costs of operating the Company’s customer care centers, the costs of serving and retaining customers and the majority of the Company’s corporate expenses. Monthly general and administrative expenses per customer increased 27% to $13.19 in 2003 from $10.38 in 2002. General and administrative expenses represented 28% of service revenues in 2003 and 24% in 2002. The increase in general and administrative expenses in 2003 is primarily due to the following factors:

•	a $10.8 million increase in billing-related expenses, primarily due to the expenses related to the maintenance of the Chicago 20 MHz billing system and the ongoing conversion of such billing system to the system used in the Company’s other operations;

•	a $9.1 million increase in bad debt expenses;

•	a $5.7 million increase in customer retention expenses; and

•	an increase in customer service-related expenses as a result of the 21% increase in the Company's customer base.

The above factors were all impacted by the acquisition of Chicago 20MHz.

The Company anticipates that customer retention expenses will increase in the future as it changes to a single digital technology platform and certain customers will require new handsets. A substantial portion of these customer retention expenses are anticipated to be agent rebates, which are recorded as a reduction of equipment sales revenues.

Depreciation expense increased $29.9 million, or 45%, in 2003. The increases reflect rising average fixed asset balances, which increased 34% in 2003. Increased fixed asset balances in 2003 resulted from the following factors:

•	the addition of new cell sites built to improve coverage and capacity in the Company’s markets;
•	the acquisition of Chicago 20MHz;
•	the Company’s migration of its network to a single digital equipment platform, which began during the second half of 2002;
•	the addition of digital radio channels to the Company’s network to accommodate increased usage;
•	upgrades to provide digital service in more of the Company’s service areas; and
•	investments in the Company’s billing and office systems.

See “Financial Resources and Liquidity – Liquidity and Capital Resources” for further discussion of the Company’s capital expenditures.

Amortization of deferred charges and customer lists increased $6.9 million, or 101%, in 2003, primarily driven by the $4.3 million of amortization related to the customer list intangible assets acquired in the Chicago 20MHz transaction during 2002. These customer list assets are amortized based on average customer retention periods of each customer list.

Loss on assets held for sale totaled $23.5 million in 2003. This loss represents the difference between the fair value of the assets the Company expects to receive in the AWE transaction, as determined by an independent valuation, and the recorded value of the assets it expects to transfer to AWE. Subsequent to recording the loss, the recorded value of the assets the Company expects to transfer to AWE is equal to the fair value of the assets the Company expects to receive from AWE. This loss may require an adjustment at the time the transaction is completed if either the fair value of assets received or the recorded value of the assets transferred have changed.

Operating Income (Loss)

Operating income (loss) totaled a loss of $6.2 million in 2003 compared to operating income of $79.7 million in 2002. The operating income margins (as a percent of service revenues) were (1.1%) in 2003 and 17.3% in 2002. The decline in operating income and operating income margin in 2003 reflects the following:

•	the loss on assets held for sale related to the pending asset exchange transaction with AWE;
•	the acquisition and subsequent brand launch of Chicago 20MHz;
•	increased general and administrative expenses, primarily driven by the acquisition and subsequent transition of the Chicago 20MHz billing system as well as increased bad debt expenses;
•	increased system operations expenses, primarily driven by increases in the number of cell sites in and the number of minutes used on the Company's network;
•	increased equipment subsidies, primarily due to the Company's practice of selling handsets to agents, which began in the second quarter of 2002; and
•	increased depreciation expense, driven by an increase in average fixed assets related to ongoing improvements to the Company’s wireless network.

-20-

These were partially offset by increased service revenues, driven by growth in the number of customers served by the Company’s systems and an increase in average monthly revenue per customer.

The Company expects most of the above factors to continue to have an effect on operating income and operating margins for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of the Company’s operating results, may cause operating income and operating margins to fluctuate over the next several quarters.

Related to the Company’s acquisition and subsequent transition of the Chicago 20MHz operations, the Company plans to incur additional expenses during the remainder of 2003 as it competes in the Chicago market. Additionally, the Company plans to build out its network into other as yet unserved portions of its PCS licensed areas, and will begin marketing operations in those areas during 2003 and 2004. As a result, the Company’s operating income and operating margins may be below historical levels for the full years of 2003 and 2004 compared to the full year of 2002.

The Company expects service revenues to continue to grow during the remainder of 2003; however, management anticipates that average monthly service revenue per customer may decrease, as retail service revenue per minute of use and inbound roaming revenue per minute of use decline. Additionally, the Company expects expenses to remain higher than normal during the remainder of 2003 as it incurs costs associated with customer growth, service and retention, initiation of service in new markets and fixed asset additions.

Management continues to believe there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Management anticipates that the impact of such seasonality will decrease in the future, particularly as it relates to operating expenses, as the proportion of full year customer activations derived from fourth quarter holiday sales is expected to decline.

Additionally, competitors licensed to provide wireless services have initiated service in substantially all of the Company’s markets over the past several years. The Company expects other wireless operators to continue deployment of their networks throughout all of the Company’s service areas during the remainder of 2003 and in 2004. Management continues to monitor other wireless communications providers’ strategies to determine how additional competition is affecting the Company’s results.

The effects of additional wireless competition and the downturn in the nation’s economy have significantly slowed customer growth in certain of the Company’s markets. Management anticipates that overall customer growth may be slower in the future, primarily as a result of the increase in competition in its markets and due to the maturation of the wireless industry.

Investment and Other Income (Expense)

Investment and other income (expense) totaled expense of $6.3 million in 2003 and income of $2.8 million in 2002.

Investment income was $12.4 million in 2003 and $10.5 million in 2002. Investment income primarily represents the Company’s share of net income from the markets managed by others that are accounted for by the equity method.

Interest expense totaled $15.5 million in 2003 and $9.0 million in 2002. Interest expense in 2003 is primarily related to Liquid Yield Option Notes (“LYONs”) ($2.3 million); the Company’s 7.25% Notes ($4.7 million); the Company’s 8.75% Notes ($2.8 million); the Company’s revolving credit facilities with a series of banks ($2.3 million); and the Company’s intercompany note with TDS (the “Intercompany Note”) ($2.1 million). Interest expense in 2002 was primarily related to LYONs ($2.2 million), the 7.25% Notes ($4.6 million) and the Company’s revolving credit facility entered into in 1997 with a series of banks (the “1997 Revolving Credit Facility”) ($1.6 million).

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

In November 2002, the Company sold $130 million of 8.75% Senior Notes. Interest is payable quarterly. The notes are callable by the Company, at the principal amount plus accrued and unpaid interest, at any time on and after November 7, 2007. The Company issued the 8.75% Senior Notes under the $500 million shelf registration statement on Form S-3 filed in May 2002.

For information regarding the Company’s 1997 and 2002 Revolving Credit Facilities, see “Liquidity and Capital Resources – Revolving Credit Facilities.” For information regarding the Intercompany Note from TDS, see “Certain Relationships and Related Transactions.”

Loss on investments totaled $3.5 million in 2003. A license impairment loss was recorded related to the Company’s investment in a non-operational market in Florida that will remain with the Company after the exchange with AWE is completed.

Income Taxes

Income tax expense (benefit) totaled a benefit of $1.1 million in 2003 and expense of $35.7 million in 2002. The overall effective tax rates were 9% in 2003 and 43% in 2002. The effective tax rate in 2003 was impacted by the loss on assets held for sale and the loss on investments, which have different tax rates than the Company’s overall operations. For further discussion of the Company’s effective tax rates in 2003 and 2002, see Note 3 – Income Taxes.

TDS and the Company are parties to a Tax Allocation Agreement, pursuant to which the Company is included in a consolidated federal income tax return with other members of the TDS consolidated group.

For financial reporting purposes, the Company computes federal income taxes as if it was filing a separate return as its own affiliated group and was not included in the TDS group.

Cumulative Effect of Accounting Change

Cumulative effect of accounting change, net of tax added $4.1 million, or $.05 per diluted share, to income in 2002. The amount reflects the Company’s change in its application of SAB No. 101. Effective January 1, 2002, the Company began deferring expense recognition of a portion of its commissions expenses, in the amount of activation fees revenue deferred. The cumulative effect in 2002 represents the aggregate impact of this accounting change for periods prior to 2002.

Net Income (Loss)

Net income (loss) totaled a loss of $14.6 million in 2003 and income of $48.5 million in 2002. Diluted earnings (loss) per share was ($0.17) in 2003 and $0.56 in 2002.

FINANCIAL RESOURCES AND LIQUIDITY

The Company operates a capital- and marketing-intensive business. In recent years, the Company has generated cash from its operations, received cash proceeds from divestitures and used its short-term credit facilities to fund its network construction costs and operating expenses. The Company anticipates further increases in wireless customers, revenues, operating expenses, cash flows from operating activities and fixed asset additions in the future. Cash flows may fluctuate from quarter to quarter depending on the seasonality of each of these growth factors. Following is a summary of cash flows activities.

-22-
	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$101,905	$172,231
Investing activities	(130,055)	(114,510)
Financing activities	31,174	(33,426)

Net increase in
cash and cash equivalents	$3,024	$24,295

Cash flows from operating activities provided $101.9 million in 2003 and $172.2 million in 2002. Income excluding adjustments to reconcile income (loss) to net cash provided by operating activities, excluding changes in assets and liabilities from operations ("noncash" items) totaled $114.0 million in 2003 and $121.6 million in 2002. Changes in assets and liabilities from operations required $12.1 million in 2003 and provided $50.6 million in 2002, reflecting timing differences in the payment of accounts payable and accrued taxes and the receipt of accounts receivable. Income taxes and interest paid totaled $6.1 million in 2003 and $13.0 million in 2002.

The following table is a summary of the components of cash flows from operating activities.

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Net income (loss)	$(14,643)	$48,490
Adjustments to reconcile net income (loss)
to net cash provided by operating activities	128,596	73,140

	113,953	121,630
Changes in assets and liabilities	(12,048)	50,601

	$101,905	$172,231

Cash flows from investing activities required $130.1 million in 2003 and $114.5 million in 2002. Cash required for property, plant and equipment and system development expenditures totaled $140.9 million in 2003 and $100.1 million in 2002. In 2003, these expenditures were financed primarily with internally generated cash and borrowings from the Company’s revolving credit facilities. In 2002, these expenditures were financed primarily with internally generated cash. These expenditures primarily represent the construction of 73 and 74 cell sites in 2003 and 2002, respectively, as well as other plant additions and costs related to the development of the Company’s office systems. In 2003, these plant additions included approximately $15 million for the migration to a single digital equipment platform. In both periods, other plant additions included significant amounts related to the replacement of retired assets and the changeout of analog equipment for digital equipment. Acquisitions required $17.1 million in 2002. Cash distributions from cellular entities in which the Company has an interest provided $13.6 million in 2003 and $3.9 million in 2002.

Cash flows from financing activities provided $31.2 million in 2003 and required $33.4 million in 2002. In 2003, the Company repaid the remaining principal amount outstanding on its 9% Series A Notes due 2032 (the “9% Series A Notes”) with $40.7 million in cash, which was financed using the Company’s revolving credit facilities. The 9% Series A Notes were issued to PrimeCo in a private placement on August 2002 and are now retired. In 2003 and 2002, the Company borrowed $72.0 million and repaid $31.0 million, respectively, under its revolving credit facilities.

Acquisitions and Divestitures

Acquisitions

The Company assesses its wireless holdings on an ongoing basis in order to maximize the benefits derived from its operating markets. The Company also reviews attractive opportunities for the acquisition of additional wireless spectrum.

-23-

In 2003, the Company did not complete any material acquisitions of wireless interests.

In 2002, the Company, through joint ventures, acquired majority interests in licenses in two PCS markets, representing a total population of 758,000, for $17.1 million in cash.

Divestitures

In 2003 and 2002, the Company did not complete any material divestitures of wireless interests.

Pending Transactions

On March 10, 2003, the Company announced that it had entered into a definitive agreement with AWE to exchange wireless properties. The Company will receive 10 and 20 MHz PCS licenses in 13 states, representing 12.2 million incremental population equivalents contiguous to existing properties and 4.4 million population equivalents that overlap existing properties in the Midwest and Northeast. The Company will also receive approximately $31 million in cash (excluding any working capital adjustment) and minority interests in six cellular markets it currently controls. The Company will transfer wireless assets in 10 markets, representing 1.5 million population equivalents, in Florida and Georgia to AWE. The transaction is subject to regulatory approvals. The closing of the transfer of Company properties and assignments to the Company of most of the PCS licenses is expected to occur in the third quarter of 2003. The Company will defer the assignment and development of certain licenses until later periods. The Company will account for the acquisition of licenses in the exchange as a purchase and the transfer of the properties by the Company to AWE will be accounted for as a sale. The Company will not report the transaction as discontinued operations, as previously disclosed.

Liquidity and Capital Resources

Capital Expenditures

Anticipated capital expenditures requirements for 2003 primarily reflect the Company’s plans for construction, system expansion, the execution of its plans to migrate to a single digital equipment platform and the buildout of certain of its PCS licensed areas. The Company’s estimated capital spending for 2003 is $600 million to $630 million, of which $141 million of expenditures have been incurred as of March 31, 2003. These expenditures will primarily address the following needs:

•	Expand and enhance the Company’s coverage in its service areas.
•	Provide additional capacity to accommodate increased network usage by current customers.
•	Addition of digital service capabilities to its systems, including the migration to a single digital equipment platform, Code Division Multiple Access (“CDMA”), from a mixture of CDMA and another digital technology, Time Division Multiple Access (“TDMA”).
•	Build out certain PCS licensed areas acquired in 2001, 2002 and expected to be acquired in 2003.
•	Enhance the Company’s office systems.

The Company expects its conversion to CDMA to be completed during 2004, at a revised approximate cost of $385 million to $410 million spread over 2002 to 2004. Capital expenditures related to this conversion totaled $215 million in 2002, the capital expenditures in 2003 are estimated to be $50 million and the remaining $120 million to $145 million is planned for 2004. The Company has contracted with multiple infrastructure vendors to provide a substantial portion of the equipment related to the conversion.

Repurchase of Securities

The Company, as market conditions warrant, may continue the repurchase of its common shares, on the open market or at negotiated prices in private transactions. There are 859,000 shares available to be repurchased under the most recent 1.4 million share authorization, which expires in December 2003. The repurchases of common shares will be funded by internal cash flow, supplemented by short-term borrowings and other sources.

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

Revolving Credit Facilities and Long-Term Debt

The Company is generating substantial cash from its operations and anticipates financing all of the 2003 obligations listed above with internally generated cash and with borrowings under the Company’s revolving credit facilities as the timing of such expenditures warrants. The Company had $17.9 million of cash and cash equivalents at March 31, 2003.

At March 31, 2003, $20 million of the 1997 Revolving Credit Facility and $273 million of the 2002 Revolving Credit Facility, respectively, were unused and remained available to meet any short-term borrowing requirements.

The 1997 Revolving Credit Facility expires in August 2004 and provides for borrowings with interest at LIBOR plus a margin percentage based on the Company’s credit rating, which was 19.5 basis points as of March 31, 2003 (for a rate of 1.5% as of March 31, 2003).

The 2002 Revolving Credit Facility expires in June 2007 and permits revolving loans on terms and conditions substantially similar to the Company’s 1997 Revolving Credit Facility. The terms of the 2002 Revolving Credit Facility provide for borrowings with interest at LIBOR plus a margin percentage based on the Company’s credit rating, which was 55 basis points as of March 31, 2003 (for a rate of 1.8% as of March 31, 2003).

The continued availability of these revolving lines of credit requires the Company to comply with certain negative and affirmative covenants, maintain certain financial ratios and to represent certain matters at the time of each borrowing. At March 31, 2003, the Company was in compliance with all covenants and other requirements set forth in the revolving credit facilities. The Company’s interest cost related to both lines of credit would increase if its credit rating goes down, which would increase its cost of financing, but such lines of credit would not cease to be available solely as a result of a decline in its credit rating.

Management believes that the Company’s cash flows from operations and sources of external financing, including the above-referenced 1997 and 2002 Revolving Credit Facilities, provide sufficient financial flexibility for the Company to meet both its short- and long-term needs. The Company also may have access to public and private capital markets to help meet its long-term financing needs. The Company anticipates issuing debt and equity securities when capital requirements (including acquisitions), financial market conditions and other factors warrant.

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

At March 31, 2003, the Company is in compliance with all covenants and other requirements set forth in long-term debt indentures. The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in the Company’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future.

Securities Lending

The Company has entered into a securities loan agreement with an investment bank related to 1,680,000 of its Vodafone ADRs. Under the terms of the securities loan agreement, both the Company and the investment bank have the right to terminate the loan at any time, providing necessary time for share settlement (three business days). The investment bank is required to provide collateral that will be adjusted periodically to be not less than 100% of the fair market value of the loaned securities. The Company earns a loan fee on the securities loaned.

Under SFAS No. 140, the Company is required to account for the collateral as a secured borrowing. As a result, the Company was required to record $32.2 million of Collateral investment pledged in current assets and a corresponding Collateral loan payable in current liabilities. The asset and liability will be offset upon the return of the loaned securities. Consequently, the Company will not have to use cash flows from operations to extinguish the liability.

Off-Balance Sheet Arrangements

The Company has no material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons (“off-balance sheet arrangements”), that may have or are reasonably likely to have a material current of future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s significant accounting policies are discussed in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Critical Accounting Estimates

Management believes the following critical accounting estimates reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company’s senior management has discussed the development and selection of each of the following accounting estimates and the following disclosures with the audit committee of the Company’s board of directors.

Investment in Licenses and Goodwill

The Company reported $979.8 million and $1,038.6 million of investment in licenses and $546.7 million and $643.6 million of goodwill, at March 31, 2003 and December 31, 2002, respectively, as a result of the acquisitions of wireless licenses and markets. Included in Assets of Operations Held for Sale as of March 31, 2003 was $55.1 million of investment in licenses and $93.7 million of goodwill.

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

The fair value of an intangible asset and reporting unit goodwill is the amount at which that asset or reporting unit could be bought or sold in a current transaction between willing parties. Therefore, quoted market prices in active markets are the best evidence of fair value and should be used when available. If quoted market prices are not available, the estimate of fair value shall be based on the best information available, including prices for similar assets and the use of other valuation techniques. Other valuation techniques include present value analysis, multiples of earnings or revenue or a similar performance measure. The use of these techniques involve assumptions by management about the following factors that are highly uncertain and can result in a range of values: future cash flows, the appropriate discount rate and other factors and inputs.

In the first quarter of 2003, a license impairment loss was recorded related to the Company’s investment in a non-operational market in Florida that will remain after the exchange with AWE is completed.

Income Taxes

The accounting for income taxes, the amounts of income tax assets and liabilities and the related income tax provision are critical accounting estimates because such amounts are significant to the company’s financial condition, changes in financial condition and results of operations.

The preparation of the consolidated financial statements requires the Company to calculate its provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items, such as depreciation expense, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheet. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent management believes that recovery is not likely, establish a valuation allowance. Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company’s current net deferred tax asset was $10.7 million as of March 31, 2003, representing primarily the deferred tax effects of the allowance for doubtful accounts on accounts receivable.

The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of March 31, 2003 are as follows:

March 31, 2003 (Dollars in thousands)
Deferred Tax Asset
Net operating loss carryforward	$22,814
Unearned revenue	6,856
Other	(8,030)

21,640
Less valuation allowance	8,075

Total Deferred Tax Asset	13,565

Deferred Tax Liability
Property, plant and equipment	236,894
Licenses	146,372
Marketable equity securities	55,111

Total Deferred Tax Liability	438,377

Net Deferred Income Tax Liability	$424,812

The valuation allowance relates to state net operating loss carryforwards and the federal operating loss carryforwards for those subsidiaries not included in the federal income tax return since it is more than likely that a portion will expire before such carryforwards can be utilized.

The deferred income tax liability relating to marketable equity securities of $55.1 million at March 31, 2003 represents deferred income taxes calculated on the difference between the book basis and the tax basis of the marketable securities. Income taxes will be payable when the Company sells the marketable equity securities.

The Company is routinely subject to examination of its income tax returns by the Internal Revenue Service ("IRS") and other tax authorities. The Company periodically assesses the likelihood of adjustments to its tax liabilities resulting from these examinations to determine the adequacy of its provision for income taxes, including related interest. Management judgment is required in assessing the eventual outcome of these examinations. Changes to such assessments affect the calculation of the Company's income tax expense. The IRS has completed audits of the Company's federal income tax returns (through its parent company - TDS) for tax years through 1996.

In the event of an increase in the value of tax assets or a decrease in the value of tax liabilities, the Company would decrease the income tax expense or increase the income tax benefit by an equivalent amount. In the event of a decrease in the value of tax assets or an increase in the value of tax liabilities, the Company would increase the income tax expense or decrease the income tax benefit by an equivalent amount.

Assets and Liabilities of Operations Held for Sale

In connection with the exchange of properties with AWE , the Company's consolidated balance sheets reflect the wireless assets and liabilities to be transferred as assets and liabilities of operations held for sale in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The results of operations of the markets to be transferred continue to be included in the Company's consolidated results of operations. The Company will not report the transaction as discontinued operations, as previously disclosed.

An independent appraisal was performed to determine the fair value of the assets to be received from AWE as well as the allocation of goodwill associated with the markets sold. The value of goodwill and licenses allocated to the transferred markets is a critical accounting estimate because it is significant to the recorded value of the assets being transferred. The values of such allocations include underlying assumptions about uncertain matters that are material to the determination of the values, and different estimates could have had a material impact on the Company's financial presentation that would have been used in the current period. The fair values and recorded values of these assets will be reviewed at the time the exchange is completed to determine any necessary adjustments.

Summarized assets and liabilities relating to operations held for sale are as follows.

Three Months Ended March 31, 2003 (Dollars in thousands)
Current assets
Cash and cash equivalents	$7
Accounts receivable	13,032
Other current assets	1,764
Investment in licenses	55,147
Goodwill	93,658
Property, plant and equipment, net	85,801
(Loss) on assets held for sale	(23,500)
Other assets	513

Assets of Operations Held for Sale	$226,422

Current liabilities
Accounts payable	$6,484
Other current liabilities	3,339

Liabilities of Operations Held for Sale	$9,823

In accordance with SFAS No. 144, the Company recorded an estimated pre-tax loss of $23.5 million ($17.7 million -28-

net of tax) related to the pending sale of assets to AWE. This loss was calculated by comparing the recorded value of the net assets to be transferred to the fair value of the assets to be acquired. A final determination of gain or loss will be calculated at the time the transaction is completed, which is estimated to be in the third quarter of 2003, at which time the estimated loss may be adjusted. The Company anticipates that it will record an additional charge to the statement of operations of approximately $12 million for income taxes and will have a current tax liability of approximately $26 million related to the completion of the transaction, which is expected to close in the third quarter of 2003.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 2002, the Company entered into a loan agreement with TDS under which it borrowed $105 million, which was used for the Chicago 20MHz purchase. The loan bears interest at an annual rate of 8.1%, payable quarterly, and becomes due in August 2008, with prepayments optional. The terms of the loan do not contain covenants that are more restrictive than those included in the Company's senior debt, except that the loan agreement provides that the Company may not incur senior debt in an aggregate principal amount in excess of $325 million unless it obtains the consent of TDS as lender. The loan is subordinated to the 2002 Revolving Credit Facility. The Company's Board of Directors, including independent directors, approved the terms of this loan and determined that such terms were fair to the Company and all of its shareholders.

The Company is billed for all services it receives from TDS, pursuant to the terms of various agreements between the Company and TDS. The majority of these billings are included in the Company's general and administrative expenses. Some of these agreements were established at a time prior to the Company's initial public offering when TDS owned more than 90% of the Company's outstanding capital stock and may not reflect terms that would be obtainable from an unrelated third party through arms-length negotiations. The principal arrangements that affect the Company's operations are described in Item 13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Management believes the method TDS uses to allocate common expenses is reasonable and that all expenses and costs applicable to the Company are reflected in the Company's financial statements on a basis which is representative of what they would have been if the Company operated on a stand-alone basis.

The following persons are partners of Sidley Austin Brown & Wood, the principal law firm of the Company and its subsidiaries: Walter C. D. Carlson, a director of the Company, a director and non-executive Chairman of the Board of Directors of TDS and a trustee and beneficiary of a voting trust that controls TDS; William S. DeCarlo, the Assistant General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the General Counsel and an Assistant Secretary of the Company and the Assistant Secretary of certain other subsidiaries of TDS. Walter C. D. Carlson does not provide legal services to TDS, the Company or their subsidiaries.

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
  Advances or changes in telecommunications technology could render certain technologies used by the Company obsolete or could increase the Company's cost of doing business.
  Changes in the telecommunications regulatory environment could adversely affect the Company's financial condition or results of operations or ability to do business.
  Changes in the supply or demand of the market for wireless licenses, adverse developments in the Company's business or the wireless industry and/or other factors could result in an impairment of the value of the Company's investment in licenses, goodwill and/or physical assets, which may require the Company to write down the value of such assets.
  Conversions of LYONs, early redemptions of debt or repurchases of debt, changes in prepaid forward contracts, operating leases, purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations to be different from the amounts presented.
  Changes in accounting policies, estimates and/or the assumptions underlying the accounting estimates, including those described under Critical Accounting Policies, could have a material effect on the Company's financial condition, changes in financial condition and results of operations.
  Settlements, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending or future litigation could have an adverse effect on the Company's financial condition, results of operations or ability to do business.
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
  Continued uncertainty of access to capital for telecommunications companies, continued deterioration in the capital markets, other changes in market conditions, changes in the Company's credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to the Company, which could require the Company to reduce its construction, development and acquisition programs.
  War, conflicts, hostilities and/or terrorist attacks could have an adverse effect on the Company's business.
  Changes in general economic and business conditions, both nationally and in the markets in which the Company operates, could have an adverse effect on the Company's business.

The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The Company is subject to market rate risks due to fluctuations in interest rates and equity markets. The Company currently has both fixed-rate and variable-rate long-term debt instruments, with original maturities ranging from five to 30 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. As of March 31, 2003, the Company has not entered into financial derivatives to reduce its exposure to interest rate risks.

The Company maintains a portfolio of available for sale marketable equity securities, which resulted from the sale of non-strategic investments. The market value of these investments, principally VOD ADRs, amounted to $187.0 million at March 31, 2003 and $186.0 million at December 31, 2002. As of March 31, 2003, the Company had recorded an unrealized holding gain, net of tax, of $16.2 million in accumulated other comprehensive income. Management continues to review the valuation of the investments on a periodic basis. If management determines in the future that an unrealized loss is other than temporary, the loss will be recognized and recorded in the statement of operations.

The Company has entered into a number of forward contracts related to the marketable equity securities that it holds. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decrease in the market prices of the securities ("downside limit") while retaining a share of gains from increases in the market prices of such securities ("upside potential"). The downside risk is hedged at or above the accounting cost basis, thereby eliminating the other than temporary risk on the contracted securities.

Under the terms of the forward contracts, the Company will continue to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts mature in May 2007 and, at the Company's option, may be settled in shares of the respective security or in cash, pursuant to formulas that "collar" the price of the shares. The collars effectively limit the Company's downside risk and upside potential on the contracted shares. The collars could be adjusted for any changes in dividends on the contracted shares. The forward contracts may be settled in shares of the marketable equity security or in cash upon expiration of the forward contract. If shares are delivered in the settlement of the forward contract, the Company would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. If the Company elects to settle in cash, it will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula. If the Company elects to settle in shares, it will be required to deliver the number of shares of the contracted security determined pursuant to the formula.

Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the balance sheet. As of March 31, 2003, such deferred tax liabilities totaled $55.1 million.

The following table summarizes certain facts relating to the contracted securities as of March 31, 2003.

Collar
		Downside	Upside	Loan
		Limit	Potential	Amount
Security	Shares	(Floor)	(Ceiling)	(000s)

Vodafone	10,245,370	$15.07-$16.07	$22.22-$23.66	$159,856

The following analysis presents the hypothetical change in the fair value of the Company's marketable equity securities and derivative instruments at March 31, 2003, assuming the same hypothetical price fluctuations of plus and minus 10%, 20% and 30%. The table presents hypothetical information as required by Securities and Exchange Commission rules. Such information should not be inferred to suggest that the Company has any intention of selling any marketable securities or canceling any derivative instruments.

($ in thousands)	Valuation of investments assuming indicated decrease			March 31, 2003	Valuation of investments assuming indicated increase
	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Marketable Equity
Securities	$130,903	$149,603	$168,304	$187,004	$205,704	$224,405	$243,105

Derivative
Instruments (1)	$38,525	$23,640	$8,575	$(5,635)	$(22,233)	$(37,991)	$(53,991)

(1)     Represents change in the fair value of the derivative instrument assuming the indicated increase or decrease in the underlying securities.

ITEM 4. CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Report on Form 10-Q, the principal executive officer and principal financial officer of U.S. Cellular have concluded that U.S. Cellular’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by U.S. Cellular in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)     Changes in internal controls. There were no significant changes in U.S. Cellular’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:

Exhibit 9.1 – Amendment effective as of March 28, 2003, to the Voting Trust Agreement dated as of June 30, 1989, as amended, is incorporated by reference to Item 7(e) of the Schedule 13D filed by such Voting Trust dated March 28, 2003.

Exhibit 9.2 – Amendment effective as of March 28, 2003, to the Voting Trust Agreement dated as of June 30, 1989, as amended, is incorporated by reference to Item 7(f) of the Schedule 13D filed by such Voting Trust dated March 28, 2003.

Exhibit 11 – Statement regarding computation of per share earnings is included herein as Note 6 to the financial statements.

Exhibit 12 – Statement regarding computation of ratios.

Exhibit 99.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 99.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)     Reports on Form 8-K filed during the quarter ended March 31, 2003:

The Company filed a Current Report on Form 8-K dated February 5, 2003, for the purpose of filing the Company’s fourth quarter 2002 and year-end 2002 earnings release.

The Company filed a Current Report on Form 8-K dated March 10, 2003, for the purpose of filing the Company’s news release announcing that it had entered into a definitive agreement with AT&T Wireless to exchange wireless properties.

The Company filed a Current Report on Form 8-K dated March 20, 2003 for the purpose of restating the Company’s fourth quarter 2002 and year-end 2002 earnings release.

-33-
SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date May 14, 2003	/s/ John E. Rooney
John E. Rooney President (Chief Executive Officer)

Date May 14, 2003	/s/ Kenneth R. Meyers
Kenneth R. Meyers Executive Vice President-Finance and Treasurer (Chief Financial Officer)

Date May 14, 2003	/s/ Thomas S. Weber
Thomas S. Weber Vice President and Controller (Principal Accounting Officer)

Certification of Chief Executive Officer

I, John E. Rooney, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of United States Cellular Corporation;

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

Date: May 14, 2003
/s/ John E. Rooney John E. Rooney President and Chief Executive Officer

Certification of Chief Financial Officer

I, Kenneth R. Meyers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of United States Cellular Corporation;

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

Date: May 14, 2003
/s/ Kenneth R. Meyers Kenneth R. Meyers Executive Vice President-Finance and Treasurer (Chief Financial Officer)