Form 10-Q
period 2003-06-30
UNITED STATES CELLULAR CORP
filed 2003-08-08
CIK 821130

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number 1-9712
UNITED STATES CELLULAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	62-1147325

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Class	Outstanding at June 30, 2003

Common Shares, $1 par value Series A Common Shares, $1 par value	53,132,721 Shares 33,005,877 Shares

UNITED STATES CELLULAR CORPORATION 2ND QUARTER REPORT ON FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002 (As Restated)	2003	2002 (As Restated)

	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$610,109	$501,153	$1,174,710	$962,266
Equipment sales	29,701	23,186	61,014	40,493

Total Operating Revenues	639,810	524,339	1,235,724	1,002,759

OPERATING EXPENSES
System operations	147,032	118,138	284,997	226,059
Marketing and selling	98,548	78,899	207,469	158,125
Cost of equipment sold	57,362	36,588	122,127	66,955
General and administrative	175,638	113,033	333,087	221,511
Depreciation	87,104	68,957	182,976	134,934
Amortization of deferred charges and customer lists	16,167	7,452	29,798	14,227
Loss on assets held for sale	3,500	—	27,000	—

Total Operating Expenses	585,351	423,067	1,187,454	821,811

OPERATING INCOME	54,459	101,272	48,270	180,948

INVESTMENT AND OTHER INCOME (EXPENSE)
Investment income	13,484	7,287	25,862	17,748
Interest income	376	1,375	803	2,413
Other income (expense), net	1,145	1,268	979	1,626
Interest expense	(16,444)	(8,657)	(31,898)	(17,687)
Loss on investments	—	(244,699)	(3,500)	(244,699)

Total Investment and Other Income (Expense)	(1,439)	(243,426)	(7,754)	(240,599)

INCOME (LOSS) BEFORE INCOME TAXES
AND MINORITY INTEREST	53,020	(142,154)	40,516	(59,651)
Income tax expense (benefit)	22,247	(54,993)	21,129	(19,316)

INCOME (LOSS) BEFORE MINORITY INTEREST	30,773	(87,161)	19,387	(40,335)
Minority share of income	(1,659)	(1,221)	(4,916)	(3,654)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	29,114	(88,382)	14,471	(43,989)

Cumulative effect of accounting change, net of tax	—	—	—	4,097

NET INCOME (LOSS)	$29,114	$(88,382)	$14,471	$(39,892)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	86,134	86,083	86,127	86,068
BASIC EARNINGS (LOSS) PER SHARE (Note 6)
Income (Loss) Before Cumulative Effect of Accounting Change	$0.34	$(1.03)	$0.17	$(0.51)
Cumulative Effect of Accounting Change	—	—	—	0.05

Net Income (Loss)	$0.34	$(1.03)	$0.17	$(0.46)

DILUTED WEIGHTED AVERAGE SHARES
OUTSTANDING(000s)	86,501	86,083	86,483	86,068
DILUTED EARNINGS (LOSS) PER SHARE (Note 6)
Income (Loss) Before Cumulative Effect of Accounting Change	$0.34	$(1.03)	$0.17	$(0.51)
Cumulative Effect of Accounting Change	—	—	—	0.05

Net Income (Loss)	$0.34	$(1.03)	$0.17	$(0.46)

The accompanying notes to consolidated financial statements are an integral part of these statements. -3-

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Six Months Ended June 30,

	2003	2002 (As Restated)

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$14,471	$(39,892)
Add (Deduct) adjustments to reconcile net income (loss)
to net cash provided by operating activities
Depreciation and amortization	212,774	149,161
Deferred income tax provision	18,620	(56,688)
Investment income	(25,862)	(17,748)
Minority share of income	4,916	3,654
Cumulative effect of accounting change	—	(4,097)
Loss on assets held for sale	27,000	—
Loss on investments	3,500	244,699
Other noncash expense	7,021	5,702
Changes in assets and liabilities
Change in accounts receivable	35,229	(20,506)
Change in inventory	(32,643)	26,785
Change in accounts payable	(91,449)	(19,462)
Change in accrued interest	562	504
Change in accrued taxes	17,525	31,652
Change in customer deposits and deferred revenues	13,007	9,798
Change in other assets and liabilities	(9,679)	(6,771)

	194,992	306,791

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(294,461)	(236,061)
System development costs	(9,541)	(20,713)
Refund of deposit from FCC	—	47,565
Acquisitions, excluding cash acquired	(1,244)	(18,010)
Distributions from unconsolidated entities	17,564	5,773
Other investing activities	(1,527)	(2,097)

	(289,209)	(223,543)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from contracts payable	—	159,918
Increase in notes payable	239,278	57,444
Repayment of notes payable	(94,278)	(306,444)
Repurchase of long-term debt	(40,680)	—
Capital (distributions) to minority partners	(1,706)	(3,616)
Other financing activities	2,428	(1,247)

	105,042	(93,945)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,825	(10,697)

CASH AND CASH EQUIVALENTS-
Beginning of period	14,864	28,941

End of period	$25,689	$18,244

The accompanying notes to consolidated financial statements are an integral part of these statements. -4-

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS (Unaudited)

	June 30, 2003	December 31, 2002

	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents
General funds	$24,966	$14,155
Affiliated cash equivalents	723	709

	25,689	14,864
Accounts Receivable
Customers, less allowance of $19,330 and $17,866, respectively	193,554	220,430
Roaming	42,203	53,545
Other	32,345	41,276
Inventory	87,498	55,490
Prepaid expenses	23,272	19,749
Prepaid income taxes	16,089	26,610
Other current assets	24,153	21,309

	444,803	453,273

INVESTMENTS
Licenses	979,759	1,038,556
Goodwill	547,663	643,629
Customer lists, net of accumulated amortization
of $15,543 and $6,567, respectively	31,111	40,087
Marketable equity securities	202,879	185,961
Investments in unconsolidated entities	171,214	161,451
Notes and interest receivable - long-term	6,476	7,287

	1,939,102	2,076,971

PROPERTY, PLANT AND EQUIPMENT
In service and under construction	3,214,214	3,085,583
Less accumulated depreciation	1,159,849	1,051,792

	2,054,365	2,033,791

DEFERRED CHARGES
System development costs, net of accumulated amortization of
$104,133 and $89,320, respectively	107,375	114,642
Other, net of accumulated amortization of $5,486 and $5,023,
respectively	20,613	21,164

	127,988	135,806

ASSETS OF OPERATIONS HELD FOR SALE	223,876	—

Total Assets	$4,790,134	$4,699,841

The accompanying notes to consolidated financial statements are an integral part of these statements. -5-

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND SHAREHOLDERS' EQUITY (Unaudited)

	June 30, 2003	December 31, 2002

	(Dollars in thousands)
CURRENT LIABILITIES
9% senior notes	$—	$45,200
Notes payable	605,000	460,000
Accounts payable
Affiliates	4,170	4,958
Trade	205,863	301,929
Customer deposits and deferred revenues	92,898	82,639
Accrued interest	9,858	9,295
Accrued taxes	30,593	24,401
Accrued compensation	26,541	30,279
Other current liabilities	23,040	20,323

	997,963	979,024

LONG-TERM DEBT
Long-term debt-affiliated	105,000	105,000
6% zero coupon convertible debentures	153,065	148,604
7.25% notes	250,000	250,000
8.75% notes	130,000	130,000
Variable prepaid forward contracts	159,856	159,856
Other	13,000	13,000

	810,921	806,460

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	447,194	424,728
Derivative liability	15,368	8,709
Other	14,404	10,818

	476,966	444,255

LIABILITIES OF OPERATIONS HELD FOR SALE	9,005	—

MINORITY INTEREST	58,243	55,068

COMMON SHAREHOLDERS' EQUITY
Common Shares, par value $1 per share; authorized 140,000,000
Shares; issued and outstanding 55,046,268 shares	55,046	55,046
Series A Common Shares, par value $1 per share; authorized
50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006
Additional paid-in capital	1,306,970	1,307,185
Treasury Shares, at cost, 1,913,547 and 1,932,322 shares, respectively	(115,757)	(117,262)
Accumulated other comprehensive income	16,546	10,307
Retained earnings	1,141,225	1,126,752

	2,437,036	2,415,034

Total Liabilities and Shareholders' Equity	$4,790,134	$4,699,841

The accompanying notes to consolidated financial statements are an integral part of these statements. -6-

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 2003 and December 31, 2002, the results of operations for the three and six months ended June 30, 2003 and 2002, and the cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

U.S. Cellular made changes to its accounting policies, which required it to restate certain items on its income statement for the three and six months ended June 30, 2002. See Note 5 – “Effects of 2002 Accounting Changes” for the impact on operating income, net income (loss) and earnings (loss) per share.

2.	Summary of Significant Accounting Policies

Asset Retirement Obligation

Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations” was issued in June 2001, and became effective for the Company beginning January 1, 2003. SFAS No. 143 requires entities to record the present value of the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. When the liability is initially recorded, the entity capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its future value each period, and the capitalized cost is depreciated over the useful life of the related asset.

U.S. Cellular determined that it did not have a material legal obligation to remove long-lived assets as described by SFAS No. 143 and, accordingly, the adoption of SFAS No. 143 did not have a material effect on its financial position and results of operations.

Assets and Liabilities of Operations Held for Sale

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless (“AWE”) to exchange wireless properties. When this transaction is fully consummated, U.S. Cellular will receive 10 and 20 MHz PCS licenses in 13 states, approximately $31 million in cash (excluding a working capital adjustment) and minority interests in six markets it currently controls. U.S. Cellular will transfer wireless assets and customers in 10 markets in Florida and Georgia to AWE. The assignment and development of certain licenses will be deferred by U.S. Cellular for a period of up to five years from the closing date, in accordance with the exchange agreement. The acquisition of licenses in the exchange will be accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular to AWE will be accounted for as a sale. The closing of the transfer of the

-7-
U.S. Cellular properties to AWE and the assignments to U.S. Cellular from AWE of a portion of the PCS licenses will occur on August 1, 2003.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the balance sheet as of June 30, 2003 reflects the assets and liabilities of the wireless properties to be transferred to AWE as assets and liabilities of operations held for sale. The assets and liabilities of operations held for sale have been presented separately in the asset and liability sections of the balance sheet. The revenues and expenses of these markets are included in operations. See Note 9 — Assets and Liabilities of Operations Held for Sale for a summary of assets and liabilities of the markets to be disposed of.

Stock-Based Compensation

The Company accounts for stock options, stock appreciation rights (“SARs”) and employee stock purchase plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” as allowed by SFAS No. 123 “Accounting for Stock-Based Compensation”.

No compensation costs have been recognized for the stock option and employee stock purchase plans. Had compensation costs for all plans been expensed and the value determined consistent with SFAS No. 123, the Company’s net income (loss) and earnings per share would have been reduced to the following pro forma amounts.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share amounts)
Net Income (Loss)
As Reported	$29,114	$(88,382)	$14,471	$(39,892)
Pro Forma Expense	2,183	1,201	3,491	2,402

Pro Forma Net Income (Loss)	$26,931	$(89,583)	$10,980	$(42,294)

Basic Earnings Per Share
As Reported	$0.34	$(1.03)	$0.17	$(0.46)
Pro Forma Expense Per Share	(0.03)	(0.01)	(0.04)	(0.03)

Pro Forma Basic Earnings Per Share	$0.31	$(1.04)	$0.13	$(0.49)

Diluted Earnings Per Share
As Reported	$0.34	$(1.03)	$0.17	$(0.46)
Pro Forma Expense Per Share	(0.03)	(0.01)	(0.04)	(0.03)

Pro Forma Diluted Earnings Per Share	$0.31	$(1.04)	$0.13	$(0.49)

Recent Accounting Pronouncements

SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued in April 2003, and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The Company will adopt the provisions of this Standard to contracts entered into or modified after June 30, 2003 and to hedging relationships designated after June 30, 2003. Since the provisions of this Statement will be applied prospectively, there will be no impact on the Company’s June 30, 2003 financial position or results of operations.

SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued in May 2003, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise beginning July 1, 2003. SFAS No. 150 requires freestanding financial instruments within its scope to be recorded as a liability in the financial statements. Freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase issuer’s equity shares and certain obligations to issue a variable number of issuer’s shares. As of June 30, 2003, the Company has no freestanding financial instruments within the scope of SFAS No. 150. Upon adoption, this Statement is not expected to have any effect on the Company’s financial position or results of operations.

-8-
FASB Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities” was issued in January 2003, and is effective for all variable interests in variable interest entities created after January 31, 2003, and is effective July 1, 2003 for variable interests in variable interest entities created before February 1, 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has reviewed the provisions of FIN 46 and has determined that it does not have an impact on the Company’s financial position or results of operations.

3.	Income Taxes

Net income (loss) before cumulative effect of accounting change includes losses from investments and losses on assets held for sale for the three and six months ended June 30, 2003 and 2002. The following table summarizes the effective income tax (benefit) rates in each of the periods from net income before cumulative effect of accounting change excluding losses and from net income before cumulative effect of accounting change.

	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2002		2003		2002

Effective Tax Rate From
Income before cumulative effect of accounting
change excluding losses on investments and
assets held for sale	41.5%		43.0%		41.6%		43.1%
Losses on investments and assets held for sale	(35.3%	)	(40.5%	)	(27.5%	)	(40.5%	)
Income (Loss) before cumulative effect
of accounting change	42.0%		38.7%		52.2%		32.4%

4.	Loss on Investments

The Company recorded a license impairment loss of $3.5 million ($2.1 million after subtracting taxes of $1.4 million) in the first quarter of 2003 related to the investment in a non-operational market in Florida that will remain with the Company after the exchange with AWE is completed.

The loss on investments in 2002 reflects an “other than temporary” investments loss of $244.7 million ($145.6 million, net of $99.1 million of income taxes) on the Company’s marketable equity securities. The adjusted cost basis of the Company’s marketable equity securities was written down to market value upon determining that the unrealized losses on the securities were other than temporary.

-9-
5.	Effects of 2002 Accounting Changes

U.S Cellular made certain changes to its accounting policies in the fourth quarter of 2002 which required the Company to restate certain items on its income statement for the three and six month periods ending June 30, 2002. Other than the cumulative effect of the accounting change, none of the prior period changes have a significant impact on operating income, net income (loss) or earnings per share for the periods presented below.

	Three Months Ended June 30, 2002

	As Reported	Changes	As Restated

	(Dollars in thousands, except per share amounts)
Effects of 2002 Accounting Changes
Operating Revenues
Changes related to EITF 01-09 reclassification (1)	$527,710	$(3,371)	$524,339
Operating Expenses
Changes related to EITF 01-09 reclassification (1)		(3,371)
Changes related to SAB 101(2)		(1,223)

	427,661	(4,594)	423,067

Operating Income	100,049	1,223	101,272
(Loss) before Cumulative Effect of Accounting Change	(89,102)	720	(88,382)
Cumulative Effect of Accounting Change (2)	—	—	—
Net (Loss)	$(89,102)	$720	$(88,382)

Earnings Per Share - Cumulative Effect of Accounting
Change
Basic	$—	$—	$—
Fully Diluted	$—	$—	$—

Earnings Per Share - Net (Loss)
Basic	$(1.04)	$0.01	$(1.03)
Fully Diluted	$(1.04)	$0.01	$(1.03)

	Six Months Ended June 30, 2002

	As Reported	Changes	As Restated

	(Dollars in thousands, except per share amounts)
Effects of 2002 Accounting Changes
Operating Revenues
Changes related to EITF 01-09 reclassification (1)	$1,006,130	$(3,371)	$1,002,759
Operating Expenses
Changes related to EITF 01-09 reclassification (1)		(3,371)
Changes related to SAB 101(2)		(2,053)

	827,235	(5,424)	821,811

Operating Income	178,895	2,053	180,948
(Loss) before Cumulative Effect of Accounting Change	(45,210)	1,221	(43,989)
Cumulative Effect of Accounting Change (2)	—	4,097	4,097
Net (Loss)	$(45,210)	$5,318	$(39,892)

Earnings Per Share - Cumulative Effect of Accounting
Change
Basic	$—	$0.05	$0.05
Fully Diluted	$—	$0.05	$0.05

Earnings Per Share - Net (Loss)
Basic	$(0.53)	$0.07	$(0.46)
Fully Diluted	$(0.53)	$0.07	$(0.46)

(1)	U.S. Cellular changed its accounting for certain rebate transactions pursuant to Emerging Issues Task Force Statement No. 01-09 (“EITF No. 01-09”) in the fourth quarter of 2002. Under EITF No. 01-09, all rebates paid to agents who participate in qualifying new activation and retention transactions are recorded as a reduction of equipment sales revenues. Previously, the Company

-10-
had recorded new activation rebates as marketing and selling expense and retention rebates as general and administrative expense. Further, these rebates are now recorded at the time handsets are sold by the Company to these agents. Previously, the Company recorded these transactions at the time the handsets were delivered by agents to the Company’s customers.

(2)	U.S. Cellular changed its accounting policy related to certain transactions pursuant to Staff Accounting Bulletin (“SAB”) No. 101 during the fourth quarter of 2002. The Company had adopted SAB No. 101 as of January 1, 2000, and began deferring certain customer activation fees as of that date. As permitted by SAB No. 101, as of January 1, 2002, U.S. Cellular began deferring commissions expenses equal to the amount of activation fees deferred. In conjunction with this change, the Company recorded a $4.1 million addition to net income as of January 1, 2002, related to commissions expenses which would have been deferred in prior years had the Company adopted its new policy at the time it adopted SAB No. 101.

6.	Earnings per Share

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

The amounts used in computing Earnings per Common and Series A Common Shares and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Dollars and shares in thousands)
Basic Earnings per Share:
Income (Loss) Before Cumulative Effect of
Accounting Change	$29,114	$(88,382)	$14,471	$(43,989)
Cumulative Effect of Accounting Change	—	—	—	4,097

Net Income (Loss) used in Basic Earnings per Share	$29,114	$(88,382)	$14,471	$(39,892)

Diluted Earnings per Share:
Income (Loss) Before Cumulative Effect of
Accounting Change	$29,114	$(88,382)	$14,471	$(43,989)
Cumulative Effect of Accounting Change	—	—	—	4,097

Net Income (Loss) used in Diluted Earnings per Share	$29,114	$(88,382)	$14,471	$(39,892)

Weighted Average Number of Common Shares
used in Basic Earnings per Share	86,134	86,083	86,127	86,068
Effect of Dilutive Securities:
Stock options and stock appreciation rights (1)	367	—	356	—

Weighted Average Number of Common Shares
used in Diluted Earnings per Share	86,501	86,083	86,483	86,068

Basic Earnings per Share:
Income (Loss) Before Cumulative Effect
of Accounting Change	$0.34	$(1.03)	$0.17	$(0.51)
Cumulative Effect of Accounting Change	—	—	—	0.05

	$0.34	$(1.03)	$0.17	$(0.46)

Diluted Earnings per Share:
Income (Loss) Before Cumulative Effect
of Accounting Change	$0.34	$(1.03)	$0.17	$(0.51)
Cumulative Effect of Accounting Change	—	—	—	0.05

	$0.34	$(1.03)	$0.17	$(0.46)

(1)	Stock options and convertible debentures convertible into 3,763,000 Common shares in the three and six months ended June 30, 2002 were not included in computing Diluted Earnings per Share because their effects were antidilutive. Stock options and convertible debentures convertible into 4,369,000 Common shares in the three and six months ended June 30, 2003 were not included in computing Diluted Earnings per Share because their effects were antidilutive.

-11-
7.	Marketable Equity Securities

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

During the six months ended June 30, 2002, management determined that the decline in the value of its investment in Vodafone relative to its accounting cost basis was other than temporary and charged a $244.7 million loss to the Statement of Operations ($145.6 million, net of tax of $99.1 million) and reduced the accounting cost basis of the marketable securities by a corresponding amount. The loss was reported in the caption “Loss on investments” in the Statement of Operations.

U.S. Cellular entered into a number of forward contracts in 2002 related to the marketable equity securities that it holds. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities. The downside risk is hedged at or above the accounting cost basis thereby eliminating the other than temporary risk on these contracted securities.

U.S. Cellular terminated all securities lending agreements with investment banks related to its Vodafone ADRs in the second quarter of 2003.

Information regarding the Company’s marketable equity securities and the components of accumulated other comprehensive income are summarized below.

	June 30, 2003	December 31, 2002

	(Dollars in thousands)
Marketable Equity Securities
Fair Value
Vodafone AirTouch plc
10,245,370 American Depository Receipts ("ADRs")	$201,322	$185,646
Rural Cellular Corporation
370,882 Common Shares	1,557	315

Aggregate Fair Value	202,879	185,961
Accounting Cost Basis*	160,162	160,362

Gross Unrealized Holding Gains	42,717	25,599
Income Tax (Expense)	(16,873)	(10,111)

Unrealized Holding Gains, net of tax	25,844	15,488
Derivative Accounting, net of tax	(9,298)	(5,181)

Accumulated Other Comprehensive Income	$16,546	$10,307

* The accounting cost basis of the marketable equity securities was reduced by an other-than-temporary loss of $200,000 recognized related to the Company’s investment in Rural Cellular Corporation during 2003. This loss is recorded in Other income (expense), net.

-12-
8.	Goodwill

The Company has recorded goodwill as a result of the acquisition of wireless licenses and markets. Included in the Company’s balance sheet is goodwill related to various acquisitions structured to be tax-free. No deferred taxes have been provided on goodwill related to tax-free acquisitions.

The changes in the carrying amount of goodwill for the six months ended June 30, 2003 and 2002 were as follows:

	Six Months Ended June 30,

	2003	2002

	(Dollars in thousands)
Balance, beginning of period	$643,629	$473,975
Allocation to assets of operations held for sale (1)	(93,658)	—
Other	(2,308)	—

Balance, end of period	$547,663	$473,975

(1)	See Note 9 – Assets and Liabilities of Operations Held for Sale for discussion of allocation.

9.	Assets and Liabilities of Operations Held for Sale

On March 10, 2003, the Company announced that it had entered into a definitive agreement with AWE to exchange wireless properties. When this transaction is fully consummated, the Company will receive 10 and 20 MHz PCS licenses in 13 states, representing 12.2 million incremental population equivalents contiguous to existing properties and 4.4 million population equivalents that overlap existing properties in the Midwest and the Northeast. U.S. Cellular will also receive approximately $31 million in cash (excluding a working capital adjustment) and minority interests in six markets it currently controls. The Company will transfer wireless assets and customers in 10 markets, representing 1.5 million population equivalents, in Florida and Georgia to AWE. The assignment and development of certain licenses may be deferred by the Company for a period of up to five years from the closing date, in accordance with the exchange agreement. The acquisition of licenses in the exchange will be accounted for as a purchase by the Company and the transfer of the properties by the Company to AWE will be accounted for as a sale. The closing of the transfer of the U.S. Cellular properties to AWE and the assignments to U.S. Cellular from AWE of a portion of the PCS licenses is expected to occur on August 1, 2003. The Company will not report the transaction as discontinued operations as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2002.

The Company’s consolidated balance sheet as of June 30, 2003 reflects the assets and liabilities to be transferred as assets and liabilities of operations held for sale in accordance with SFAS No. 144. The results of operations of the markets to be transferred continue to be included in results from operations.

The Company allocated $93.7 million of goodwill to assets of operations held for sale in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” A $27 million loss was recorded and reported as a “loss on assets held for sale” (included in operating expenses), representing the difference between the book value of the markets to be transferred to AWE and the fair value of the assets to be received in the transaction. The fair value of the assets to be received was determined using an independent valuation. Subsequent to recording the loss, the recorded value of the assets the Company expects to transfer to AWE is equal to the fair value of the assets the Company expects to receive from AWE. This loss may require an adjustment during the third quarter of 2003 to reflect the final amounts of the fair value of assets received and the recorded value of the assets transferred.

The Company anticipates that it will record an additional charge to the Statement of Operations of approximately $12 million for income taxes and will have a current liability of approximately $4 million related to state income taxes on the completion of the transaction. As a result of the Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted in May of 2003, the Company anticipates that it will claim additional federal tax depreciation deductions in 2003. Such additional depreciation deductions are expected to result in a federal net operating loss for the Company for 2003; accordingly, the Company anticipates that there will be no current federal tax liability in 2003 attributable to the planned exchange of assets with AWE.

-13-
Assets and liabilities relating to operations held for sale are summarized as follows.

June 30, 2003

(Dollars in thousands)
Current assets
Cash and cash equivalents	$7
Accounts receivable	11,777
Other current assets	1,074
Investment in Licenses	55,147
Goodwill	93,658
Property, plant and equipment, net	88,415
Loss on assets held for sale	(27,000)
Other assets	798

Assets of Operations Held for Sale	$223,876

Current liabilities

Accounts payable	$5,405
Other current liabilities	3,600

Liabilities of Operations Held for Sale	$9,005

10.	Common Share Repurchase Program

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

As of June 30, 2003, the Company had repurchased 4,139,000 Common Shares under these and other authorized programs. No shares were repurchased in the first six months of 2003 or 2002.

-14-
11.	Accumulated Other Comprehensive Income (Loss)

The cumulative balance of unrealized gains and (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income (loss) are as follows:

	Six Months Ended June 30,

	2003	2002

	(Dollars in thousands)

Balance, beginning of period	$10,307	$(78,997)

Marketable Equity Securities
Add (Deduct):
Unrealized gains (losses) on securities	16,918	(132,155)
Income tax (expense) benefit	(6,683)	53,591

Net unrealized gains (losses)	10,235	(78,564)

Deduct (Add):
Recognized (losses) on securities	(200)	(244,699)
Income tax benefit	79	99,112

Net recognized (losses) from Marketable Equity
Securities Included in Net Income	(121)	(145,587)

	10,356	67,023

Derivative Instruments
Unrealized gain (loss) on derivative instruments	(6,659)	17,000
Income tax (expense) benefit	2,542	(6,885)

Net unrealized gains (losses) on derivative instruments	(4,117)	10,115

Net change in unrealized gains (losses) included in Comprehensive
Income (Loss)	6,239	77,138

Balance, end of period	$16,546	$(1,859)

Accumulated Unrealized Gain (Loss) on Derivative Instruments

Balance, beginning of period	$(5,181)	$—
Add (Deduct):
Change in unrealized gain (loss) on derivative instruments	(6,659)	17,000
Income tax (expense) benefit	2,542	(6,885)

	(4,117)	10,115

Balance, end of period	$(9,298)	$10,115

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Comprehensive Income (Loss)
Net Income (loss) available to common	$29,114	$(88,382)	$14,471	$(39,892)
Net change in unrealized gains (losses) on
securities and derivative instruments	3,715	125,618	6,239	77,138

	$32,829	$37,236	$20,710	$37,246

12.	Customer Lists

The Company’s customer lists represent intangible assets from the acquisition of wireless properties and are being amortized based on the average customer retention periods using the declining balance method. Amortization expense was $4.5 million and $9.0 million for the three and six months ended June 30, 2003, respectively. There was no amortization of customer lists in the three and six months ended June 30, 2002. The related amortization expense for the remainder of 2003 and for the years 2004-2007 is expected to be $6.7 million, $9.5 million, $5.8 million, $3.5 million and $2.1 million, respectively.

-15-
13.	Supplemental Cash Flow Information

The following summarizes certain noncash transactions and interest and income taxes paid.

	Six Months Ended June 30,

	2003	2002

	(Dollars in thousands)
Interest paid	$25,704	$12,178
Income taxes paid (refunds received)	(8,846)	10,503
Noncash interest expense	5,220	4,596

14.	Contingencies

The Company is involved in legal proceedings before the Federal Communications Commission and various state and federal courts from time to time. Management does not believe that any such proceedings should have a material adverse impact on the financial position, results of operations or cash flows of the Company.

15.	Subsequent Event

The Company completed the transaction with AWE on August 1, 2003 as contemplated and discussed in Note 2 – Summary of Significant Accounting Policies and Note 9. – Assets and Liabilities of Operations Held for Sale.

-16-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTSOF
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

The Company owned, or had the right to acquire pursuant to certain agreements, either majority or minority interests in 165 cellular markets and 70 personal communications service (“PCS”) Basic Trading Area markets at June 30, 2003. The markets in which the Company has a controlling interest for financial reporting purposes (“consolidated markets”) include 10 markets that the Company transferred to AT&T Wireless (NYSE symbol: AWE) on August 1, 2003 pursuant to an agreement reached in March 2003. The Company expects to receive from AWE controlling interests in 36 PCS licenses and minority interests in six cellular markets in which the Company currently owns a controlling interest, 14 of which were transferred to the Company on August 1, 2003. A summary of the number of markets the Company owns or has acquirable as of June 30, 2003 follows.

Number of Markets

Consolidated markets which have begun marketing activities and have signed
up customers for service ("operational consolidated markets") (1)	150
Consolidated markets which have not yet begun marketing activities	28
Consolidated markets to be acquired pursuant to existing agreements (2)	35
Operational consolidated markets to be divested pursuant to existing agreements (1)	(10)
Minority interests accounted for using equity method	26
Minority interests accounted for using cost method	6

Total current and acquirable	235

(1)	Includes the 10 markets transferred to AWE, as the operations of these markets are included in the Company's consolidated results for 2003.
(2)	Excludes one PCS licensed area to be acquired from AWE in which the Company current owns a PCS license. The other 35 PCS licenses to be acquired from AWE are in areas in which the Company does not currently own a PCS license.

-17-

RESULTS OF OPERATIONS

Six Months Ended 6/30/03 Compared to Six Months Ended 6/30/02

Following is a table of summarized operating data for the Company’s consolidated operations.

	Six Months Ended June 30, (1)

	2003	2002

Total market population (in thousands) (2)	41,288	30,384
Customers	4,343,000	3,547,000
Market penetration	10.52%	11.67%
Markets in operation	150	148
Total employees	6,200	5,175
Cell sites in service	4,106	3,145
Average monthly service revenue per customer	$46.24	$45.82
Postpay churn rate per month	1.5%	1.8%
Marketing cost per gross customer addition	$367	$374 (3)

(1)	All amounts in both periods include the results of the 10 markets transferred to AWE.

(2)	Represents 100% of the population of the Company's consolidated markets, regardless of whether the market has begun marketing operations. The total market population of 1.5 million in the 10 markets that the Company transferred to AWE is included in this amount, as the customers and operating results of these 10 markets are included in the Company's consolidated results for both periods presented. Market penetration is calculated using 2002 and 2001 Claritas population estimates for 2003 and 2002, respectively.

(3)	Restated to reflect the Company's change in application of Staff Accounting Bulletin ("SAB") No. 101 in 2002.

The Company’s operations include 100% of the revenues and expenses of its consolidated markets plus its corporate office operations. Operating revenues, driven by a 22% increase in customers served, rose $232.9 million, or 23%, in 2003. Operating expenses, driven by growth in customers, fixed assets and minutes of use and the continued integration of the Chicago market into its operations, increased $365.6 million, or 44%, in 2003. Operating income decreased $132.7 million, or 73%, in 2003. The decline in operating income primarily reflects increases in all recurring operating expense captions that were larger than the growth in operating revenues. In addition, the Company recorded a loss, included in operating expenses, of $27.0 million in 2003 related to the assets transferred to AWE. The Company expects operating income for the full year of 2003 to be lower than in 2002.

Investment and other (expense) totaled $7.8 million in 2003 and $240.6 million in 2002. In 2003, interest expense increased related to the financing of the acquisition of the Chicago market during the second half of 2002. In 2002, the Company recorded a loss of $244.7 million on the other than temporary writedown of its marketable securities. Net income (loss) and diluted earnings per share totaled income of $14.5 million and $0.17, respectively, in 2003 and a loss of $39.9 million and ($0.46), respectively, in 2002. Excluding the after-tax effects of the cumulative effect of accounting change, net income (loss) and diluted earnings per share totaled income of $14.5 million and $0.17, respectively, in 2003 and a loss of $44.0 million and ($0.51), respectively, in 2002.

On August 7, 2002, the Company completed the acquisition of the assets and certain liabilities of Chicago 20MHz, LLC, now known as United States Cellular Operating Company of Chicago, LLC (“USCOC of Chicago” or the “Chicago market”) from PrimeCo Wireless Communications LLC (“PrimeCo”). USCOC of Chicago operates a wireless system in the Chicago Major Trading Area (“MTA”). USCOC of Chicago is the holder of certain FCC licenses, including a 20 megahertz (“MHz”) PCS license in the Chicago MTA (excluding Kenosha County, Wisconsin) covering a total population of 13.2 million. The Chicago market’s operations are included in consolidated operations for the first half of 2003 but not for the comparable period of 2002. The Chicago market’s operations contributed to the increases in the Company’s operating revenues and expenses during 2003 compared to 2002.

Operating Revenues

	Six Months Ended June 30,

	2003	2002

	(Dollars in millions)
Operating Revenues
Retail service	$962.5	$774.1
Inbound roaming	111.4	116.7
Long-distance and other	100.8	71.5

Service Revenues	1,174.7	962.3
Equipment sales	61.0	40.5

Total Operating Revenues	$1,235.7	$1,002.8

Operating revenues increased $232.9 million, or 23%, in 2003.

Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to the Company’s retail customers (“retail service”); (ii) charges to other wireless carriers whose customers use the Company’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on the Company’s systems. Service revenues increased $212.4 million, or 22%, in 2003. The increase was primarily due to the growing number of retail customers. Monthly service revenue per customer averaged $46.24 in 2003, a 1% increase from an average of $45.82 in 2002.

Retail service revenue increased $188.4 million, or 24%, in 2003. Growth in the Company’s customer base and an increase in average monthly retail service revenue per customer were the primary reasons for the increase in retail service revenue. The number of customers increased 22% to 4,343,000 at June 30, 2003, due to customer additions from its marketing channels as well as the addition of customers from the Chicago market acquisition over the past 12 months, and average monthly retail service revenue per customer increased 3% to $37.89 in 2003.

Management anticipates that overall growth in the Company’s customer base will continue at a slower pace in the future, primarily as a result of an increase in the number of competitors in its markets and continued penetration of the consumer market. As the Company expands its operations in the Chicago market and into other PCS markets in the remainder of 2003 and in 2004, it anticipates adding customers and revenues in those markets.

Monthly local retail minutes of use per customer averaged 401 in 2003 and 259 in 2002. The increase in monthly local retail minutes of use was driven by the Company’s focus on designing incentive programs and rate plans to stimulate overall usage, as well as the acquisition of the Chicago market, whose customers used more minutes per month than the Company average. The impact on retail service revenue of the increase in minutes of use in 2003 was partially offset by a decrease in average revenue per minute of use. Management anticipates that the Company’s average revenue per minute of use will continue to decline in the future, reflecting increased competition and penetration of the consumer market.

Inbound roaming revenue decreased $5.3 million, or 4%, in 2003. The decrease in revenue related to inbound roaming on the Company’s systems primarily resulted from a decrease in revenue per roaming minute of use, partially offset by the increase in roaming minutes used. The increase in inbound roaming minutes of use was primarily driven by the overall growth in the number of customers throughout the wireless industry. The decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates.

Management anticipates that the rate of growth in inbound roaming minutes of use will continue to slow down due to two factors:

•	newer customers may roam less than existing customers, reflecting further penetration of the consumer market, and
•	as new wireless operators begin service in the Company’s markets, the Company’s roaming partners may switch their business from the Company to these new operators or to their own systems.

Management also anticipates that average inbound roaming revenue per minute of use will continue to decline, reflecting the continued general downward trend in negotiated rates.

Long-distance and other revenue increased $29.3 million, or 41%, in 2003, primarily related to a $19.2 million increase in amounts billed to the Company’s customers to offset costs related to certain regulatory mandates, such as universal service funding, wireless number portability and E-911 infrastructure, which are being passed through to customers. Additionally, the amounts the Company charges to its customers to offset universal service funding costs increased significantly due to changes in FCC regulations beginning April 1, 2003, contributing to the $19.2 million increase.

The increase in long-distance and other revenue was also driven by an increase in the volume of long-distance calls billed by the Company from inbound roamers using the Company’s systems to make long-distance calls. This effect was partially offset by price reductions primarily related to long-distance charges on roaming minutes of use as well as the Company’s increasing use of pricing plans for its customers which include long-distance calling at no additional charge.

Equipment sales revenues increased $20.5 million, or 51%, in 2003. The increase in equipment sales revenues reflects a change in the Company’s method of distributing handsets to its agent channel. Beginning in the second quarter of 2002, the Company began selling handsets to its agents at a price approximately equal to the Company’s cost before applying any rebates. Previously, the Company’s agents purchased handsets from third parties. Selling handsets to agents enables the Company to provide better control over handset quality, set roaming preferences and pass along quantity discounts. Management anticipates that the Company will continue to sell handsets to agents in the future, and that it will continue to provide rebates to agents who provide handsets to new and current customers.

In these transactions, equipment sales revenue is recognized upon delivery of the related products to the agents, net of any anticipated agent rebates. In most cases, the agents receive a rebate from the Company at the time these agents provide handsets to sign up a new customer or retain a current customer.

Handset sales to agents, net of all rebates, increased equipment sales revenues by approximately $27.5 million during 2003. Equipment sales to customers through the Company’s non-agent channels decreased $7.0 million, or 20%, from 2002. Gross customer activations, the primary driver of equipment sales revenues, increased 41% in 2003. The increase in gross customer activations in 2003 was driven by an increase in store traffic in the Company’s markets and the acquisition of the Chicago market, which added to the Company’s distribution network. The decrease in equipment sales revenues from the Company’s non-agent channels is primarily attributable to lower revenue per handset in 2003, reflecting declining handset prices on most models and the reduction in sales prices to end users as a result of increased competition.

Operating Expenses

	Six Months Ended June 30,

	2003	2002

	(Dollars in millions)
Operating Expenses
System operations	$285.0	$226.1
Marketing and selling	207.5	158.1
Cost of equipment sold	122.1	67.0
General and administrative	333.1	221.5
Depreciation	183.0	134.9
Amortization of intangibles	29.8	14.2
Loss on assets held for sale	27.0	—

Total Operating Expenses	$1,187.5	$821.8

Operating expenses increased $365.7 million, or 44%, in 2003.

System operations expenses increased $58.9 million, or 26%, in 2003. System operations expenses include charges from other telecommunications service providers for the Company’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of the Company’s network, long-distance charges and outbound roaming expenses. The increase in system operations expenses in 2003 was due to the following factors:

•	a 31% increase in the number of cell sites within the Company’s systems, to 4,106 in 2003 from 3,145 in 2002, as the Company continues to expand and enhance coverage in its service areas through both acquisitions and internal growth; and
•	increases in minutes of use both on the Company’s systems and by the Company’s customers using other systems while roaming.

The ongoing reduction both in the per-minute cost of usage on the Company’s systems and in negotiated roaming rates partially offset the above factors.

As a result of the above factors, the components of system operations expenses were affected as follows:

•	maintenance, utility and cell site expenses increased $25.8 million, or 44%;
•	the cost of minutes used on the Company’s systems increased $25.6 million, or 47%; and
•	expenses incurred when the Company’s customers used other systems when roaming increased $7.6 million, or 7%.

In 2003, system operations expenses increased due to the acquisition of the Chicago market, whose expenses are included in the increases noted above. The increase in expenses in the Chicago market was partially offset by a reduction in expenses in other markets, primarily in the Midwest, when customers in those markets used the Chicago system. In 2002, the Company paid roaming charges to third parties when its customers roamed in the Chicago market.

In total, management expects system operations expenses to increase over the next few years, driven by the following factors:

•	increases in the number of cell sites within the Company’s systems as it continues to add capacity and enhance quality in all markets, and begins startup activities in new markets; and
•	increases in minutes of use, both on the Company’s systems and by the Company’s customers on other systems when roaming.

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage both on the Company’s systems and on other carriers’ networks. As the Chicago area has historically been the Company’s customers’ most popular roaming destination, management anticipates that the continued integration of the Chicago market into its operations will result in a further increase in minutes of use by the Company’s customers on its systems and a corresponding decrease in minutes of use by its customers on other systems, resulting in a lower overall increase in minutes of use by the Company’s customers on other systems. Such a shift in minutes of use should reduce the Company’s per-minute cost of usage in the future, to the extent that the Company’s customers use the Company’s systems rather than other carriers’ networks. Additionally, the Company’s acquisition and subsequent buildout of licensed areas received in the AWE transaction may shift more minutes of use to the Company’s systems, as many of these licensed areas are major roaming destinations for the Company’s current customers.

Marketing and selling expenses increased $49.4 million, or 31%, in 2003. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. The increase in 2003 was primarily due to the following factors:

•	the 41% increase in gross customer activations in 2003, which drove a $14.9 million, or 30%, increase in commissions and agent-related payments; and
•	a $21.2 million increase in advertising costs, primarily related to the continued marketing of the U.S. Cellular brand in the Chicago market.

Cost of equipment sold increased $55.1 million, or 82%, in 2003. The increase in 2003 is primarily due to the $52.9 million increase in handset costs related to the sale of handsets to agents beginning in the second quarter of 2002. Cost of equipment sold from non-agent channels increased by $2.2 million, or 4%, in 2003. The increase in cost of equipment sold from non-agent channels primarily reflects a 41% increase in gross customer activations, almost fully offset by the effects of economies realized from the Company’s merchandise management system.

Marketing cost per gross customer activation (“CPGA”), which includes marketing and selling expenses and cost of equipment sold, less equipment sales revenues (excluding agent rebates related to customer retention), decreased 2% to $367 in 2003 from $374 in 2002. Agent rebates related to the retention of current customers increased $13.2 million in 2003. Due to the impact of such agent rebates, CPGA is not calculable using financial information derived directly from the statement of operations. Future CPGA calculations will also be impacted by the effects of agent rebates related to customer retention.

General and administrative expenses increased $111.6 million, or 50%, in 2003. These expenses include the costs of operating the Company’s customer care centers, the costs of serving and retaining customers and the majority of the Company’s corporate expenses. Monthly general and administrative expenses per customer increased 29% to $13.65 in 2003 from $10.57 in 2002. General and administrative expenses represented 28% of service revenues in 2003 and 23% in 2002. The increase in general and administrative expenses in 2003 is primarily due to the following factors:

•	a $25.8 million increase in billing-related expenses, primarily due to the expenses related to the maintenance of the Chicago market’s billing system and the ongoing conversion of such billing system to the system used in the Company’s other operations;
•	a $13.0 million increase in customer retention expenses;
•	a $12.0 million increase in bad debt expenses;
•	a $10.4 million increase in expenses related to payments into the federal universal service fund, based on an increase in rates due to changes in FCC regulations; and
•	an increase in customer service-related expenses as a result of the 22% increase in the Company's customer base.

The above factors were all impacted by the acquisition of the Chicago market.

The Company anticipates that customer retention expenses will increase in the future as it changes to a single digital technology platform and certain customers will require new handsets. A substantial portion of these customer retention expenses are anticipated to be agent rebates, which are recorded as a reduction of equipment sales revenues.

Depreciation expense increased $48.1 million, or 36%, in 2003. The increases reflect rising average fixed asset balances, which increased 33% in 2003. Increased fixed asset balances in 2003 resulted from the following factors:

•	the addition of new cell sites built to improve coverage and capacity in the Company’s markets;
•	the acquisition of the Chicago market;
•	the Company’s migration of its network to a single digital equipment platform, which began during the second half of 2002;
•	the addition of digital radio channels to the Company’s network to accommodate increased usage;
•	upgrades to provide digital service in more of the Company’s service areas; and
•	investments in the Company’s billing and office systems.

See “Financial Resources and Liquidity – Liquidity and Capital Resources” for further discussion of the Company’s capital expenditures.

Amortization of deferred charges and customer lists increased $15.6 million, or 109%, in 2003, primarily driven by the $11.1 million of amortization related to the customer list intangible assets and other deferred charges acquired in the USCOC of Chicago transaction during 2002. These customer list assets are amortized based on the average customer retention periods of each customer list.

Loss on assets held for sale totaled $27.0 million in 2003. This loss represents the difference between the fair value of the assets the Company expects to receive in the AWE transaction, as determined by an independent valuation, and the recorded value of the assets it expects to transfer to AWE. Subsequent to recording the loss, the recorded value of the assets the Company expects to transfer to AWE is equal to the fair value of the assets the Company expects to receive from AWE. This loss may require an adjustment during the third quarter of 2003 to reflect the final amounts of the fair value of assets received and the recorded value of the assets transferred.

Operating Income

Operating income totaled $48.2 million in 2003 compared to $181.0 million in 2002, a 73% decrease. The operating income margins (as a percent of service revenues) were 4.1% in 2003 and 18.8% in 2002. The decline in operating income and operating income margin in 2003 reflects the following:

•	the loss on assets held for sale related to the asset exchange transaction with AWE;
•	the acquisition and subsequent brand launch and transition costs related to the Chicago market;
•	increased general and administrative expenses, primarily driven by the acquisition and subsequent transition of the Chicago market’s billing system as well as increased customer retention, bad debt and universal service funding expenses;
•	increased system operations expenses, primarily driven by increases in the number of cell sites in and the number of minutes used by the Company’s customers and on the Company’s network;
•	increased equipment subsidies, primarily due to the Company’s practice of selling handsets to agents, which began in the second quarter of 2002; and
•	ncreased depreciation expense, driven by an increase in average fixed assets related to ongoing improvements to the Company’s wireless network.

These were partially offset by increased service revenues, driven by growth in the number of customers served by the Company’s systems and an increase in average monthly revenue per customer.

The Company expects most of the above factors, except for those related to the launch and transition of the Chicago market, to continue to have an effect on operating income and operating margins for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of the Company’s operating results, may cause operating income and operating margins to fluctuate over the next several quarters.

Related to the Company’s acquisition and subsequent transition of the Chicago market’s operations, the Company plans to incur additional expenses during the remainder of 2003 as it competes in the Chicago market. Additionally, the Company plans to build out its network into other as yet unserved portions of its PCS licensed areas, and will begin marketing operations in those areas during 2003 and 2004. As a result, the Company’s operating income and operating margin may be below historical levels for the full year of 2003 compared to the full year of 2002.

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

The FCC has mandated that all wireless carriers must be capable of facilitating wireless number portability beginning in November 2003. At that time, any wireless customer in the largest 100 Metropolitan

Statistical Areas in the United States may switch carriers and keep their current wireless telephone number. The Company believes it will have the infrastructure in place to accommodate wireless number portability as of the November 2003 deadline. The implementation of wireless number portability may impact the Company’s churn rate in the future; however, the Company is unable to predict the impact that the implementation of wireless number portability will have on its overall business.

Investment and Other (Expense)

Investment and other (expense) totaled $7.8 million in 2003 and $240.6 million in 2002.

Investment income was $25.9 million in 2003 and $17.7 million in 2002. Investment income primarily represents the Company’s share of net income from the markets managed by others that are accounted for by the equity method.

Interest expense totaled $31.9 million in 2003 and $17.7 million in 2002. Interest expense in 2003 is primarily related to Liquid Yield Option Notes (“LYONs”) ($4.6 million); the Company’s 7.25% Notes ($9.3 million); the Company’s 8.75% Notes ($5.7 million); the Company’s revolving credit facilities with a series of banks ($4.1 million); the Company’s contracts with a series of banks related to its investment in Vodafone AirTouch plc (ticker symbol “VOD”) (“forward contracts”) ($1.5 million); and the Company’s intercompany note with TDS (the “Intercompany Note”) ($4.3 million). Interest expense in 2002 was primarily related to LYONs ($4.4 million), the 7.25% Notes ($9.2 million) and the Company’s revolving credit facility entered into in 1997 with a series of banks (the “1997 Revolving Credit Facility”) ($2.6 million).

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

For information regarding the Company’s 1997 and 2002 Revolving Credit Facilities, see “Liquidity and Capital Resources – Revolving Credit Facilities.” For information regarding the forward contracts, see “Market Risk.” For information regarding the Intercompany Note from TDS, see “Certain Relationships and Related Transactions.”

Loss on investments totaled $3.5 million in 2003 and $244.7 million in 2002. In 2003, a license impairment loss was recorded related to the Company’s investment in a non-operational market in Florida that remains with the Company after the exchange with AWE was completed. In June 2002, the Company recognized other than temporary losses on its investments in VOD and Rural Cellular Corporation (“RCCC”).

Income Taxes

Income tax expense (benefit) totaled expense of $21.1 million in 2003 and a benefit of $19.3 million in 2002. The overall effective tax rates were 52% in 2003 and 32% in 2002. The effective tax rates in 2003 and 2002 were impacted by the loss on assets held for sale and the losses on investments, which have different tax rates than the Company’s overall operations. For an analysis of the Company’s effective tax rates in 2003 and 2002, see Note 3 – Income Taxes.

TDS and the Company are parties to a Tax Allocation Agreement, pursuant to which the Company is included in a consolidated federal income tax return with other members of the TDS consolidated group.

For financial reporting purposes, the Company computes federal income taxes as if it was filing a separate return as its own affiliated group and was not included in the TDS group.

As a result of the Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted in May of 2003, the Company anticipates that it will claim additional federal tax depreciation deductions in 2003. Such additional depreciation deductions may result in a federal net operating loss for the Company for the full year of 2003.

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

Net Income (Loss)

Net income (loss) totaled income of $14.5 million in 2003 and a loss of $39.9 million in 2002. Diluted earnings (loss) per share was $0.17 in 2003 and ($0.46) in 2002.

Three Months Ended 6/30/03 Compared to Three Months Ended 6/30/02

Operating revenues totaled $639.8 million in the second quarter of 2003, an increase of $115.5 million, or 22%, from 2002.

Retail service revenues increased $97.9 million, or 24%, in 2003 primarily due to 22% growth in the Company’s customer base and a 2% increase in average monthly retail service revenue per customer.

Inbound roaming revenue decreased $5.5 million, or 9%, in 2003 for reasons generally the same as for the first six months of 2003.

Long-distance and other revenues increased $16.6 million, or 43%, in 2003 for reasons generally the same as for the first six months of 2003.

Equipment sales revenue increased $6.5 million, or 28%, in 2003. The increase in equipment sales revenues primarily reflects an increase in handset sales to agents, which began in the second quarter of 2002. Such handset sales to agents, net of all rebates, increased equipment sales revenues by approximately $9.8 million during 2003. Equipment sales to customers through the Company’s non-agent channels decreased $3.3 million, or 18%, from 2002. Gross customer activations increased 34% in 2003. The decrease in equipment sales revenues from the Company’s non-agent channels is primarily attributable to lower revenue per handset in the second quarter of 2003, reflecting declining handset prices on most models and the reduction in sales prices to end users as a result of increased competition.

Operating expenses totaled $585.4 million in the second quarter of 2003, an increase of $162.3 million, or 38%, from 2002.

System operations expenses increased $28.9 million, or 24%, in 2003 for reasons generally the same as for the first six months of 2003.

Marketing and selling expenses increased $19.6 million, or 25%, in 2003 for reasons generally the same as for the first six months of 2003. Gross customer activations increased 34% in the second quarter of 2003 compared to the same period in 2002.

Cost of equipment sold increased $20.8 million, or 57%, in 2003 for reasons generally the same as for the first six months of 2003.

CPGA decreased 2% to $378 in 2003 from $386 in 2002.

General and administrative expenses increased $62.6 million, or 55%, in 2003 for reasons generally the same as for the first six months of 2003. Monthly general and administrative expenses per customer increased 31% to $14.09 in 2003 from $10.75 in 2002. General and administrative expenses as a percent of service revenues were 29% in 2003 and 23% in 2002.

Depreciation expense increased $18.1 million, or 26%, in 2003 for reasons generally the same as for the first six months of 2003. Average fixed asset balances increased 30% in 2003.

Amortization of deferred charges and customer lists increased $8.7 million, or 117%, in 2003 for reasons generally the same as for the first six months of 2003.

Operating income decreased $46.8 million, or 46%, to $54.5 million in 2003; operating income margins (as a percent of service revenues) totaled 8.9% in 2003 and 20.2% in 2002.

Investment and other (expense) totaled $1.4 million in 2003 and $243.4 million in 2002. Investment income increased $6.2 million, or 85%, in 2003 as the Company’s share of net income from the markets managed by others that are accounted for by the equity method increased. Loss on investments totaled $244.7 million in 2002, as the Company recognized an other than temporary loss on its investments in VOD and RCCC.

Interest expense increased $7.8 million, or 90%, in 2003, as the Company’s average debt balances increased since June 2002, primarily to finance the USCOC of Chicago acquisition and subsequent operations and to fund capital expenditures.

Income tax expense (benefit) totaled expense of $22.2 million in 2003 and a benefit of $55.0 million in 2002. For an analysis of the Company’s effective tax rates in 2003 and 2002, see Note 3 – Income Taxes.

Net income (loss) totaled income of $29.1 million in 2003 compared to a net loss of $88.4 million in 2002. Diluted earnings (loss) per share totaled $0.34 in 2003 and ($1.03) in 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (“SFAS”) No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued in April 2003, and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The Company will adopt the provisions of this Standard to contracts entered into or modified after June 30, 2003 and to hedging relationships designated after June 30, 2003. Since the provisions of this Statement will be applied prospectively, there will be no impact to the Company’s June 30, 2003 financial position or results of operations.

SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued in May 2003, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise beginning July 1, 2003. SFAS No. 150 requires freestanding financial instruments within its scope to be recorded as a liability in the financial statements. Freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase issuer’s equity shares and certain obligations to issue a variable number of issuer’s shares. As of June 30, 2003, the Company has no freestanding financial instruments within the scope of SFAS No. 150. Upon adoption, this Statement is not expected to have any effect on the Company's financial position or results of operations.

FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” was issued in January 2003, and is effective for all variable interests in variable interest entities created after January 31, 2003, and is effective July 1, 2003 for variable interests in variable interest entities created before February 1, 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has reviewed the provisions of FIN 46 and has determined that it does not have an impact on the Company’s financial position and results of operations.

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

Cash flows from operating activities provided $195.0 million in 2003 and $306.8 million in 2002. Income excluding adjustments to reconcile income (loss) to net cash provided by operating activities, excluding noncash items and changes in assets and liabilities from operations, totaled $262.4 million in 2003 and $284.8 million in 2002. Changes in assets and liabilities from operations required $67.4 million in 2003 and provided $22.0 million in 2002, reflecting timing differences in the payment of accounts payable and accrued taxes and the receipt of accounts receivable. Income taxes and interest paid totaled $16.9 million in 2003 and $22.7 million in 2002.

The following table is a summary of the components of cash flows from operating activities.

	Six Months Ended June 30,

	2003	2002

	(Dollars in thousands)
Net income (loss)	$14,471	$(39,892)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities	247,969	324,684

	262,440	284,792
Increase (decrease) due to changes in
assets and liabilities	(67,448)	21,999

	$194,992	$306,791

Cash flows from investing activities required $289.2 million in 2003 and $223.5 million in 2002. Cash required for property, plant and equipment and system development expenditures totaled $304.0 million in 2003 and $256.8 million in 2002. In 2003, these expenditures were financed primarily with internally generated cash and borrowings from the Company’s revolving credit facilities. In 2002, these expenditures were financed primarily with internally generated cash. These expenditures primarily represent the construction of 192 and 170 cell sites in 2003 and 2002, respectively, as well as other plant additions and costs related to the development of the Company’s office systems. In 2003, these plant additions included approximately $43 million for the migration to a single digital equipment platform. In both periods, other plant additions included significant amounts related to the replacement of retired assets and the changeout of analog equipment for digital equipment. Acquisitions required $1.2 million in 2003 and $18.0 million in 2002. Cash distributions from wireless entities in which the Company has an interest provided $17.6 million in 2003 and $5.8 million in 2002. In 2002, the Company was refunded $47.6 million of its deposit with the FCC related to the January 2001 FCC spectrum auction.

Cash flows from financing activities provided $105.0 million in 2003 and required $93.9 million in 2002. In 2003, the Company repaid the remaining principal amount outstanding on its 9% Series A Notes due 2032 (the “9% Series A Notes”) with $40.7 million in cash, which was financed using the Company’s revolving credit facilities. The 9% Series A Notes were issued to PrimeCo in a private placement on August 2002 and are now retired. In 2002, the Company received $160.0 million from the monetization of its VOD investment through the forward contracts. In 2002, the Company repaid $306.4 million under the 1997 Revolving Credit Facility. In 2003 and 2002, the Company borrowed $145.0 million and $57.4 million, respectively, under its revolving credit facilities.

Acquisitions and Divestitures

Acquisitions

The Company assesses its wireless holdings on an ongoing basis in order to maximize the benefits derived from its operating markets. The Company also reviews attractive opportunities for the acquisition of additional wireless spectrum.

In the first six months of 2003, the Company did not complete any material acquisitions of wireless interests.

In the first six months of 2002, the Company, through joint ventures, acquired majority interests in licenses in two PCS markets, representing a total population of 911,000, for $18.0 million in cash.

Divestitures

In the first six months of 2003 and 2002, the Company did not complete any material divestitures of wireless interests.

Pending Transactions at June 30, 2003

On March 10, 2003, the Company announced that it had entered into a definitive agreement with AWE to exchange wireless properties. The closing of the transfer of Company properties to AWE and the assignments to the Company by AWE of a portion of the PCS licenses covered by the agreement with AWE occurred on August 1, 2003. When this transaction is fully consummated, the Company will receive 10 and 20 MHz PCS licenses in 13 states, representing 12.2 million incremental population equivalents contiguous to existing properties and 4.4 million population equivalents that overlap existing properties in the Midwest and Northeast. On the initial closing date, the Company also received approximately $31 million in cash (excluding a working capital adjustment) and minority interests in six cellular markets it currently controls. Also on the initial closing date, the Company transferred wireless assets and customers in 10 markets, representing 1.5 million population equivalents, in Florida and Georgia to AWE. The assignment and development of certain licenses has been deferred by the Company until later periods. The acquisition of licenses in the exchange will be accounted for as a purchase by the Company and the transfer of the properties by the Company to AWE will be accounted for as a sale.

As a result of the agreement, the Company’s consolidated balance sheet as of June 30, 2003 reflects the wireless assets and liabilities to be transferred as assets and liabilities of operations held for sale, in accordance with SFAS No. 144. The results of operations of the markets transferred continue to be included in results from operations. Service revenues from the Florida and Georgia markets transferred totaled $29 million and $58 million in the three and six months ended June 30, 2003, respectively, while operating income totaled $12.6 million and $22.4 million, respectively. Operating income does not include shared services costs that have been allocated to the markets from the Company's corporate office.

Liquidity and Capital Resources

Capital Expenditures

Anticipated capital expenditures requirements for 2003 primarily reflect the Company’s plans for construction, system expansion, the execution of its plans to migrate to a single digital equipment platform and the buildout of certain of its PCS licensed areas. The Company’s estimated capital spending for 2003 is $650 million to $670 million, of which $304 million of expenditures have been incurred as of June 30, 2003. These expenditures will primarily address the following needs:

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

The Company expects its conversion to CDMA to be completed during 2004, at a revised approximate cost of $385 million to $410 million spread over 2002 to 2004. The estimates have been revised from the original estimate of $400 million to $450 million to reflect more favorable pricing than expected as well as additional efficiencies in the conversion process. Capital expenditures related to this conversion totaled $215 million in 2002, and are estimated to be $50 million in 2003 and $120 million to $145 million is planned for 2004. The Company has contracted with multiple infrastructure vendors to provide a substantial portion of the equipment related to the conversion.

The Company expects capital expenditures related to the buildout of the PCS licensed areas it acquired in 2001-2003, including those included in the AWE transaction, to be substantial. The Company plans to build networks to serve these licensed areas and launch commercial service in these areas over the next several years. Approximately $80 million of the estimated capital spending for the remainder of 2003 is allocated to the buildout of certain of these licenses, and the Company expects a significant portion of its capital spending over the next few years to be related to the buildout of PCS licensed areas.

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

Revolving Credit Facilities and Long-Term Debt

The Company is generating substantial cash from its operations and anticipates financing all of the 2003 obligations listed above with internally generated cash and with borrowings under the Company’s revolving credit facilities as the timing of such expenditures warrants. The Company had $25.7 million of cash and cash equivalents at June 30, 2003.

At June 30, 2003, $20 million of the 1997 Revolving Credit Facility and $200 million of the 2002 Revolving Credit Facility, respectively, were unused and remained available to meet any short-term borrowing requirements.

The 1997 Revolving Credit Facility expires in August 2004 and provides for borrowings with interest at LIBOR plus a margin percentage based on the Company’s credit rating, which was 19.5 basis points as of June 30, 2003 (for a rate of 1.32% as of June 30, 2003).

The 2002 Revolving Credit Facility expires in June 2007 and permits revolving loans on terms and conditions substantially similar to the Company’s 1997 Revolving Credit Facility. The terms of the 2002 Revolving Credit Facility provide for borrowings with interest at LIBOR plus a margin percentage based on the Company’s credit rating, which was 55 basis points as of June 30, 2003 (for a rate of 1.67% as of June 30, 2003).

The continued availability of these revolving lines of credit requires the Company to comply with certain negative and affirmative covenants, maintain certain financial ratios and to represent certain matters at the time of each borrowing. At June 30, 2003, the Company was in compliance with all covenants and other requirements set forth in the revolving credit facilities. The Company’s interest cost related to both lines of credit would increase if its credit rating goes down, which would increase its cost of financing, but such lines of credit would not cease to be available solely as a result of a decline in its credit rating.

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

At June 30, 2003, the Company is in compliance with all covenants and other requirements set forth in long-term debt indentures. The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in the Company’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future.

In June 2003, Moody’s Investors Service placed the debt ratings of U.S. Cellular and TDS, its parent company, under review for possible downgrade. Moody’s has stated that the review will focus on “1) U.S. Cellular’s ability to improve its earnings and generate meaningful free cash flow given its substantial capital expenditure requirements, slowing industry subscriber growth rates, declining roaming revenues, intensifying competition and higher operating expenses associated with competition, increasing network usage and expansion of distribution channels and 2) the extent and timing of the de-leveraging of the balance sheet of TDS.”

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Investment in Licenses and Goodwill

The Company reported $979.8 million of investment in licenses and $547.7 million of goodwill at June 30, 2003 as a result of the acquisition of wireless licenses and markets. Included in Assets of Operations Held for Sale as of June 30, 2003 was $55.1 million of investment in licenses and $93.7 million of goodwill.

Investments in licenses and goodwill must be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs the annual impairment review on investments in licenses and goodwill during the second quarter. There can be no assurance that, upon review at a later date, material impairment charges will not be required.

The intangible asset impairment test consists of comparing the fair value of the intangible asset to the carrying amount of the intangible asset. If the carrying amount exceeds the fair value, an impairment loss is recognized for the difference. The goodwill impairment test is a two-step process. The first step compares the fair value of the reporting unit to its carrying value. If the carrying amount exceeds the fair value, the second step of the test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. To calculate the implied fair value of goodwill, an enterprise allocates the fair value of the reporting unit to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities of the reporting unit is the implied fair value of goodwill. If the carrying amount exceeds the implied fair value, an impairment loss is recognized for that difference.

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

In the first quarter of 2003, a license impairment loss of $3.5 million was recorded related to the Company’s investment in a non-operational market in Florida that will remain after the exchange with AWE is completed. The annual impairment review of goodwill and license costs for 2003, completed in the second quarter, did not result in any impairment losses.

Income Taxes

The accounting for income taxes, the amounts of income tax assets and liabilities and the related income tax provision are critical accounting estimates because such amounts are significant to the company’s financial condition, changes in financial condition and results of operations.

The preparation of the consolidated financial statements requires the Company to calculate its provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items, such as depreciation expense, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheet. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent management believes that recovery is not likely, establish a valuation allowance. Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company’s current net deferred tax asset, included in Other current assets on its consolidated balance sheet, was $10.4 million as of June 30, 2003, representing primarily the deferred tax effects of the allowance for doubtful accounts on accounts receivable.

The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of June 30, 2003 are as follows:

June 30, 2003

(Dollars in thousands)
Deferred Tax Asset
Net operating loss carryforward	$37,008
Derivative investments	6,071
Unearned revenue	6,856
Other	(18,632)

31,303
Less valuation allowance	8,534

Total Deferred Tax Asset	22,769

Deferred Tax Liability
Property, plant and equipment	254,849
Licenses	151,507
Marketable equity securities	63,607

Total Deferred Tax Liability	469,963

Net Deferred Income Tax Liability	$447,194

The valuation allowance relates to state net operating loss carryforwards and the federal operating loss carryforwards for those subsidiaries not included in the federal income tax return since it is more than likely that a portion will expire before such carryforwards can be utilized.

The deferred income tax liability relating to marketable equity securities of $63.6 million at June 30, 2003 represents deferred income taxes calculated on the difference between the book basis and the tax basis of the marketable securities. Income taxes will be payable when the Company sells the marketable equity securities.

The Company is routinely subject to examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. The Company periodically assesses the likelihood of adjustments to its tax liabilities resulting from these examinations to determine the adequacy of its provision for income taxes, including related interest. Management’s judgment is required in assessing the eventual outcome of these examinations. Changes to such assessments affect the calculation of the Company’s income tax expense. The IRS has completed audits of the Company’s federal income tax returns (through its parent company – TDS) for tax years through 1996.

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

The Jobs & Growth Tax Relief Reconciliation Act of 2003, enacted in May 2003, provides for increases in bonus depreciation from 30% to 50% and extends the bonus depreciation provisions until December 31, 2004. The Company expects to take advantage of the new rules. Such additional depreciation deductions are expected to result in a federal net operating loss for the Company in 2003.

Assets and Liabilities of Operations Held for Sale

In connection with the exchange of properties with AWE , the Company’s consolidated balance sheets reflect the assets and liabilities to be transferred as of June 30, 2003 as assets and liabilities of operations held for sale in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of operations of the markets to be transferred continue to be included in the Company’s consolidated results of operations through the closing date of August 1, 2003.

An independent appraisal was performed to determine the fair value of the assets to be received from AWE as well as the allocation of goodwill associated with the markets sold. The value of goodwill and licenses allocated to the transferred markets is a critical accounting estimate because it is significant to the recorded value of the assets being transferred. The values of such allocations include underlying assumptions about uncertain matters that are material to the determination of the values, and different estimates could have had a material impact on the Company’s financial presentation that would have been used in the current period.

Assets and liabilities relating to operations held for sale are summarized as follows.

June 30, 2003

(Dollars in thousands)
Current assets
Cash and cash equivalents	$7
Accounts receivable	11,777
Other current assets	1,074
Investment in licenses	55,147
Goodwill	93,658
Property, plant and equipment, net	88,415
Loss on assets held for sale	(27,000)
Other assets	798

Assets of Operations Held for Sale	$223,876

Current liabilities

Accounts payable	$5,405
Other current liabilities	3,600

Liabilities of Operations Held for Sale	$9,005

In accordance with SFAS No. 144, the Company recorded an estimated pre-tax loss of $27.0 million related to the sale of assets to AWE. This loss represents the difference between the fair value of the assets the Company expects to receive in the AWE transaction, as determined by an independent valuation, and the recorded value of the assets it transferred to AWE. Subsequent to recording the loss, the recorded value of the assets the Company expects to transfer to AWE is equal to the fair value of the assets the Company expects to receive from AWE. This loss may require an adjustment during the third quarter of 2003 to reflect the final amounts of the fair value of assets received and the recorded value of the assets transferred.

The Company anticipates that it will record an additional charge to the Statement of Operations of approximately $12 million for income taxes and will have a current liability of approximately $4 million related to state income taxes on the completion of the transaction. As a result of the Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted in May of 2003, the Company anticipates that it will claim additional federal tax depreciation deductions in 2003. Such additional depreciation deductions are expected to result in a federal net operating loss for the Company for 2003; accordingly, the Company anticipates that there will be no current federal tax liability in 2003 attributable to the planned exchange of assets with AWE.

OUTLOOK

This outlook section summarizes the Company’s expectations for 2003. Notwithstanding the Company’s expectations regarding its ability to deliver these results, the Company can never be certain that future revenues or earnings will be achieved at any particular level. Estimates of future financial performance are forward-looking statements and are subject to uncertainty created by the risk factors otherwise identified under “Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement.”

Based on the completion of the Company’s transaction with AWE, the Company has reviewed its forward-looking statements. The revised statements for the year 2003, inclusive of costs for buildout of some markets acquired in the AWE transaction, are as follows:

2003 Outlook

Net customer additions	475,000 - 500,000
Service revenues	$2.35 billion - $2.4 billion
Depreciation and amortization expenses	$445 million - $450 million
Operating income *	$170 million - $190 million
Capital spending	$650 million - $670 million

* Includes $27 million in operating expenses related to loss on assets held for sale related to the AWE exchange.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 2002, the Company entered into a loan agreement with TDS under which it borrowed $105 million, which was used for the USCOC of Chicago purchase. The loan bears interest at an annual rate of 8.1%, payable quarterly, and becomes due in August 2008, with prepayments optional. The terms of the loan do not contain covenants that are more restrictive than those included in the Company’s senior debt, except that the loan agreement provides that the Company may not incur senior debt in an aggregate principal amount in excess of $325 million unless it obtains the consent of TDS as lender. The loan is subordinated to the 2002 Revolving Credit Facility. The Company’s Board of Directors, including independent directors, approved the terms of this loan and determined that such terms were fair to the Company and all of its shareholders.

The Company is billed for all services it receives from TDS, pursuant to the terms of various agreements between the Company and TDS. The majority of these billings are included in the Company’s general and administrative expenses. Some of these agreements were established at a time prior to the Company’s initial public offering when TDS owned more than 90% of the Company’s outstanding capital stock and may not reflect terms that would be obtainable from an unrelated third party through arms-length negotiations. The principal arrangements that affect the Company’s operations are described in Item 13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Management believes the method TDS uses to allocate common expenses is reasonable and that all expenses and costs applicable to the Company are reflected in the Company’s financial statements on a basis which is representative of what they would have been if the Company operated on a stand-alone basis.

The following persons are partners of Sidley Austin Brown & Wood, the principal law firm of the Company and its subsidiaries: Walter C. D. Carlson, a director of the Company, a director and non-executive Chairman of the Board of Directors of TDS and a trustee and beneficiary of a voting trust that controls TDS; William S. DeCarlo, the General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the General Counsel and an Assistant Secretary of the Company and the Assistant Secretary of certain other subsidiaries of TDS. Walter C. D. Carlson does not provide legal services to TDS, the Company or their subsidiaries.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY STATEMENT

This Management’s Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Quarterly Report to Shareholders contain statements that are not based on historical fact, including the words “believes”, “anticipates”, “intends”, “expects”, and similar words. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following risks:

•	Increases in the level of competition in the markets in which the Company operates could adversely affect the Company’s revenues or increase its costs to compete.
•	Advances or changes in telecommunications technology could render certain technologies used by the Company obsolete or could increase the Company’s cost of doing business.
•	Changes in the telecommunications regulatory environment, related to wireless number portability and E-911 services in particular, could adversely affect the Company’s financial condition or results of operations or ability to do business.
•	Changes in the supply or demand of the market for wireless licenses, adverse developments in the Company’s business or the wireless industry and/or other factors could result in an impairment of the value of the Company’s investment in licenses, goodwill and/or physical assets, which may require the Company to write down the value of such assets.
•	Conversions of LYONs, early redemptions of debt or repurchases of debt, changes in prepaid forward contracts, operating leases, purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations to be different from the amounts presented.
•	Changes in accounting policies, estimates and/or the assumptions underlying the accounting estimates, including those described under Critical Accounting Policies, could have a material effect on the Company’s financial condition, changes in financial condition and results of operations.
•	Settlements, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending or future litigation could have an adverse effect on the Company’s financial condition, results of operations or ability to do business.
•	Costs, integration problems or other factors associated with acquisitions/divestitures of properties and or licenses could have an adverse effect on the Company’s financial condition or results of operations.
•	Changes in prices, the number of wireless customers, average revenue per unit, penetration rates, churn rates, roaming rates and the mix of products and services offered in wireless markets could have an adverse effect on the Company’s operations.
•	Continued uncertainty of access to capital for telecommunications companies, continued deterioration in the capital markets, other changes in market conditions, changes in the Company’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to the Company, which could require the Company to reduce its construction, development and acquisition programs.
•	Changes in the income tax rates or other tax law changes could have an adverse effect on the Company’s financial condition and results of operations.
•	War, conflicts, hostilities and/or terrorist attacks could have an adverse effect on the Company’s business.
•	Changes in general economic and business conditions, both nationally and in the markets in which the Company operates, could have an adverse effect on the Company’s business.

The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.

-35-

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The Company is subject to market rate risks due to fluctuations in interest rates and equity markets. The Company currently has both fixed-rate and variable-rate long-term debt instruments, with original maturities ranging from five to 30 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. As of June 30, 2003, the Company has not entered into financial derivatives to reduce its exposure to interest rate risks.

The Company maintains a portfolio of available for sale marketable equity securities, which resulted from the sale of non-strategic investments. The market value of these investments, principally VOD ADRs, amounted to $202.9 million at June 30, 2003 and $186.0 million at December 31, 2002. As of June 30, 2003, the Company had recorded an unrealized holding gain, net of tax, of $25.8 million in accumulated other comprehensive income. Management continues to review the valuation of the investments on a periodic basis. If management determines in the future that an unrealized loss is other than temporary, the loss will be recognized and recorded in the statement of operations.

The Company has entered into a number of forward contracts related to the marketable equity securities that it holds. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decrease in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”). The downside risk is hedged at or above the accounting cost basis, thereby eliminating the other than temporary risk on the contracted securities.

Under the terms of the forward contracts, the Company will continue to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts mature in May 2007 and, at the Company’s option, may be settled in shares of the respective security or in cash, pursuant to formulas that “collar” the price of the shares. The collars effectively limit the Company’s downside risk and upside potential on the contracted shares. The collars could be adjusted for any changes in dividends on the contracted shares. The forward contracts may be settled in shares of the marketable equity security or in cash upon expiration of the forward contract. If shares are delivered in the settlement of the forward contract, the Company would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. If the Company elects to settle in cash, it will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula. If the Company elects to settle in shares, it will be required to deliver the number of shares of the contracted security determined pursuant to the formula.

Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the balance sheet. As of June 30, 2003, such deferred tax liabilities totaled $63.6 million.

The following table summarizes certain facts relating to the contracted securities as of June 30, 2003.

		Collar

Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)

Vodafone	10,245,370	$15.07-$16.07	$21.80-$23.21	$ 159,856

The following analysis presents the hypothetical change in the fair value of the Company’s marketable equity securities and derivative instruments at June 30, 2003, assuming the same hypothetical price fluctuations of plus and minus 10%, 20% and 30%. The table presents hypothetical information as required by Securities and Exchange Commission rules. Such information should not be inferred to suggest that the Company has any intention of selling any marketable securities or canceling any derivative instruments.

-36-
($ in thousands)	Valuation of investments assuming indicated decrease			June 30, 2003	Valuation of investments assuming indicated increase
	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%

Marketable Equity
Securities	$ 142,015	$ 162,303	$ 182,591	$ 202,879	$ 223,167	$ 243,455	$ 263,743
Derivative
Instruments (1)	$ 31,884	$ 16,297	$ 505	($ 15,368)	($ 32,053)	($ 48,866)	($ 66,030)
(1)	Represents change in the fair value of the derivative instrument assuming the indicated increase or decrease in the underlying securities.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of U.S. Cellular have concluded that U.S. Cellular’s disclosure controls and procedures (as defined in Rules 13a-15(e)) are effective to ensure that the information required to be disclosed by U.S. Cellular in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security-Holders

At the Annual Meeting of Shareholders of the Company , held on May 6, 2003, the following number of votes were cast for the matters indicated:

1.	(a) For the election of three Class I Directors of the Company by holders of Series A Common and Preferred shares:

Nominee	For	Withhold	Broker Non-Vote
LeRoy T. Carlson	330,058,770	—	—
John E. Rooney	330,058,770	—	—

(b) For the election of one Class I Director of the Company by the Common Holders:

Nominee	For	Withhold	Broker Non-Vote
Barrett A. Toan	52,282,810	359,610	—

2.	Proposal to approve the 2003 Employee Stock Purchase Plan of the Company:

	For	Against	Abstain	Broker Non-Vote
Series A Common
Shares	330,058,770	—	—	—
Common Shares	48,570,327	52,947	4,290	4,014,856

	378,629,097	52,947	4,290	4,014,856

3.	Proposal to approve the amendment to the 2003 Long-term Incentive Program of the Company:

	For	Against	Abstain	Broker Non-Vote
Series A Common
Shares	330,058,770	—	—	—
Common Shares	47,587,157	1,019,733	20,674	4,014,856

	377,645,927	1,019,733	20,674	4,014,856

4.	Proposal to ratify the selection of PricewaterhouseCoopers LLP for 2003:

	For	Against	Abstain	Broker Non-Vote
Series A Common
Shares	330,058,770	—	—	—
Common Shares	51,908,019	669,466	64,935	—

	381,966,789	669,466	64,935	—

Item 5. Other Information

On August 1, 2003, the Company announced that it had completed a portion of its previously announced exchange of assets with AWE.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit 11 — Statement regarding computation of per share earnings is included herein as Note 6 to the financial statements.

Exhibit 12 — Statement regarding computation of ratios.

Exhibit 31.1 — Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 99.1 – News release dated August 1, 2003 announcing the completion of a portion of the exchange of assets between the Company and AWE.

(b)	Reports on Form 8-K filed during the quarter ended June 30, 2003:

The Company filed a Current Report on Form 8-K dated May 5, 2003, for the purpose of filing the Company’s first quarter 2003 earnings release.

-39-
SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date August 8, 2003	/s/ John E. Rooney
John E. Rooney President (Chief Executive Officer)

Date August 8, 2003	/s/ Kenneth R. Meyers
Kenneth R. Meyers Executive Vice President-Finance and Treasurer (Chief Financial Officer)

Date August 8, 2003	/s/ Thomas S. Weber
Thomas S. Weber Vice President and Controller (Principal Accounting Officer)