Form 10-Q
period 2003-09-30
UNITED STATES CELLULAR CORP
filed 2003-11-12
CIK 821130

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number 1-9712
UNITED STATES CELLULAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	62-1147325

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Class	Outstanding at September 30, 2003

Common Shares, $1 par value Series A Common Shares, $1 par value	53,140,423 Shares 33,005,877 Shares

UNITED STATES CELLULAR CORPORATION 3RD QUARTER REPORT ON FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002 (As Restated)	2003	2002 (As Restated)

	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$628,440	$561,240	$1,803,150	$1,523,506
Equipment sales	28,903	18,546	89,917	59,039

Total Operating Revenues	657,343	579,786	1,893,067	1,582,545

OPERATING EXPENSES
System operations (excluding Depreciation shown
separately below)	153,724	136,367	438,721	362,426
Marketing and selling	101,589	91,060	309,058	249,185
Cost of equipment sold	53,383	51,595	175,510	118,550
General and administrative	150,894	135,191	483,981	356,702
Depreciation	89,797	93,355	272,773	228,289
Amortization of deferred charges and customer lists	12,367	9,521	42,165	23,748
(Gain) Loss on assets held for sale	(1,442)	—	25,558	—

Total Operating Expenses	560,312	517,089	1,747,766	1,338,900

OPERATING INCOME	97,031	62,697	145,301	243,645

INVESTMENT AND OTHER INCOME (EXPENSE)
Investment income	11,301	12,963	37,163	30,711
Interest income	437	729	1,240	3,142
Other income, net	582	156	1,561	1,782
Interest expense	(15,615)	(13,306)	(47,513)	(30,993)
Loss on investments	—	(34,210)	(3,500)	(278,909)

Total Investment and Other Income (Expense)	(3,295)	(33,668)	(11,049)	(274,267)

INCOME (LOSS) BEFORE INCOME TAXES
AND MINORITY INTEREST	93,736	29,029	134,252	(30,622)
Income tax expense (benefit)	47,364	15,460	68,493	(3,856)

INCOME (LOSS) BEFORE MINORITY INTEREST	46,372	13,569	65,759	(26,766)
Minority share of income	(4,633)	(2,594)	(9,549)	(6,248)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	41,739	10,975	56,210	(33,014)

Cumulative effect of accounting change, net of tax	—	—	—	4,097

NET INCOME (LOSS)	$41,739	$10,975	$56,210	$(28,917)

BASIC WEIGHTED AVERAGE SHARES
OUTSTANDING (000s)	86,142	86,095	86,132	86,077
BASIC EARNINGS (LOSS) PER SHARE (Note 7)
Income (Loss) Before Cumulative Effect of	$0.48	$0.13	$0.65	$(0.39)
Accounting Change
Cumulative Effect of Accounting Change	—	—	—	0.05

Net Income (Loss)	$0.48	$0.13	$0.65	$(0.34)

DILUTED WEIGHTED AVERAGE SHARES
OUTSTANDING (000s)	89,599	86,306	86,540	86,077
DILUTED EARNINGS (LOSS) PER SHARE (Note 7)
Income (Loss) Before Cumulative Effect of	$0.48	$0.13	$0.65	$(0.39)
Accounting Change
Cumulative Effect of Accounting Change	—	—	—	0.05

Net Income (Loss)	$0.48	$0.13	$0.65	$(0.34)

The accompanying notes to consolidated financial statements are an integral part of these statements. -3-

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Nine Months Ended September 30,

	2003	2002 (As Restated)

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$56,210	$(28,917)
Add (Deduct) adjustments to reconcile net income (loss)
to net cash provided by operating activities
Depreciation and amortization	314,938	252,037
Deferred income tax provision	57,249	(53,072)
Investment income	(37,163)	(30,711)
Minority share of income	9,549	6,248
Cumulative effect of accounting change	—	(4,097)
Loss on assets held for sale	25,558	—
Loss on investments	3,500	278,909
Other noncash expense	8,891	8,583
Changes in assets and liabilities
Change in accounts receivable	31,142	(19,919)
Change in inventory	15,273	16,463
Change in accounts payable	(116,114)	7,014
Change in accrued interest	(4,093)	(3,501)
Change in accrued taxes	43,785	21,464
Change in customer deposits and deferred revenues	14,059	15,325
Change in other assets and liabilities	(732)	(2,178)

	422,052	463,648

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(420,788)	(421,959)
System development costs	(18,325)	(27,071)
Refund of deposit from FCC	—	47,565
Acquisitions, excluding cash acquired	(1,251)	(451,487)
Proceeds from exchange transaction	33,958	—
Distributions from unconsolidated entities	21,228	24,975
Other investing activities	(1,091)	(200)

	(386,269)	(828,177)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from contracts payable	—	159,856
Affiliated long-term debt borrowings	—	105,000
Increase in notes payable	279,278	422,444
Repayment of notes payable	(269,278)	(306,444)
Repurchase of long-term debt	(40,680)	—
Capital (distributions) to minority partners	(2,249)	(4,631)
Other financing activities	4,227	(2,041)

	(28,702)	374,184

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,081	9,655

CASH AND CASH EQUIVALENTS-
Beginning of period	14,864	28,941

End of period	$21,945	$38,596

The accompanying notes to consolidated financial statements are an integral part of these statements. -4-

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS (Unaudited)

	September 30, 2003	December 31, 2002

	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents
General funds	$21,945	$14,155
Affiliated cash equivalents	—	709

	21,945	14,864
Accounts Receivable
Customers, less allowance of $18,703 and $17,866, respectively	199,512	220,430
Roaming	42,421	53,545
Other	31,967	41,276
Inventory	39,674	55,490
Prepaid expenses	22,307	19,749
Prepaid income taxes	7,974	26,610
Other current assets	20,994	21,309

	386,794	453,273

INVESTMENTS
Licenses	1,111,780	1,038,556
License rights	47,158	—
Goodwill	549,780	643,629
Customer lists, net of accumulated amortization
of $19,453 and $6,567, respectively	27,201	40,087
Marketable equity securities	211,178	185,961
Investments in unconsolidated entities	178,417	161,451
Notes and interest receivable – long-term	6,476	7,287

	2,131,990	2,076,971

PROPERTY, PLANT AND EQUIPMENT
In service and under construction	3,339,146	3,085,583
Less accumulated depreciation	1,248,339	1,051,792

	2,090,807	2,033,791

DEFERRED CHARGES
System development costs, net of accumulated amortization of
$107,805 and $89,320, respectively	107,754	114,642
Other, net of accumulated amortization of $5,453 and $5,023,
respectively	23,359	21,164

	131,113	135,806

Total Assets	$4,740,704	$4,699,841

The accompanying notes to consolidated financial statements are an integral part of these statements. -5-

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND SHAREHOLDERS' EQUITY (Unaudited)

	September 30, 2003	December 31, 2002

	(Dollars in thousands)
CURRENT LIABILITIES
9% senior notes	$—	$45,200
Notes payable	470,000	460,000
Accounts payable
Affiliates	5,446	4,958
Trade	179,619	301,929
Customer deposits and deferred revenues	94,032	82,639
Accrued interest	5,203	9,295
Accrued taxes	51,049	24,401
Accrued compensation	32,493	30,279
Other current liabilities	24,311	20,323

	862,153	979,024

LONG-TERM DEBT
Long-term debt-affiliated	105,000	105,000
6% zero coupon convertible debentures	155,356	148,604
7.25% notes	250,000	250,000
8.75% notes	130,000	130,000
Variable prepaid forward contracts	159,856	159,856
Other	13,000	13,000

	813,212	806,460

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	487,589	424,728
Derivative liability	17,724	8,709
Other	15,300	10,818

	520,613	444,255

MINORITY INTEREST	61,395	55,068

COMMON SHAREHOLDERS' EQUITY
Common Shares, par value $1 per share; authorized 140,000,000
Shares; issued and outstanding 55,046,268 shares	55,046	55,046
Series A Common Shares, par value $1 per share; authorized
50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006
Additional paid-in capital	1,307,646	1,307,185
Treasury Shares, at cost, 1,905,845 and 1,932,322 shares, respectively	(115,473)	(117,262)
Accumulated other comprehensive income	20,142	10,307
Retained earnings	1,182,964	1,126,752

	2,483,331	2,415,034

Total Liabilities and Shareholders' Equity	$4,740,704	$4,699,841

The accompanying notes to consolidated financial statements are an integral part of these statements. -6-

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The consolidated financial statements included herein have been prepared by United States Cellular Corporation (“U.S. Cellular”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although U.S. Cellular believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in U.S. Cellular’s latest annual report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 2003 and December 31, 2002, the results of operations for the three and nine months ended September 30, 2003 and 2002, and the cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

U.S. Cellular made changes to its accounting policies, which required it to restate certain items on its statement of operations for the three and nine months ended September 30, 2002. See Note 5 “Effects of 2002 Accounting Changes” for the impact on operating income, net income (loss) and earnings (loss) per share.

2.	Summary of Significant Accounting Policies

Asset Retirement Obligation

Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations” was issued in June 2001, and became effective for U.S. Cellular beginning January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. When the liability is initially recorded, the entity capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Legal obligations include obligations to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located. U.S. Cellular is also required to return lease retail store premises and office space to their pre-existing conditions.

U.S. Cellular determined that it had an obligation to remove long-lived assets in its retail sites and office locations as described by SFAS 143, and has recorded a liability and related asset retirement obligation accretion expense. However, as these amounts are not material, the adoption of SFAS 143 did not have a material effect on its financial position and results of operations.

U.S. Cellular accounts for the disposal of long-lived assets in accordance with SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Live Assets”. When long-lived assets meet the held for sale criteria set forth in SFAS No. 144, the balance sheet will reflect the assets and liabilities of the properties to be disposed of as assets and liabilities of operations held for sale. The assets and liabilities of operations held for sale will be presented separately in the asset and liability sections of the balance sheet. The revenues and expenses of the properties to be disposed of will be included in

-7-
operations until the transaction is completed. See Note 10 “Acquisitions and Divestitures — Completed” for the discussion on the sale of long-lived assets.

Stock-Based Compensation

U.S. Cellular accounts for stock options, stock appreciation rights (“SARs”) and employee stock purchase plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” as allowed by SFAS No. 123 “Accounting for Stock-Based Compensation”.

No compensation costs have been recognized for the stock option and employee stock purchase plans. Had compensation costs for all plans been expensed and the value determined consistent with SFAS No. 123, U.S. Cellular’s net income (loss) and earnings per share would have been reduced to the following pro forma amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002 Restated	2003	2002 Restated

	(Dollars in thousands, except per share amounts)
Net Income (Loss)
As Reported	$41,739	$10,975	$56,210	$(28,917)
Pro Forma Expense	(2,243)	(1,196)	(5,756)	(3,588)

Pro Forma Net Income (Loss)	$39,496	$9,779	$50,454	$(32,505)

Basic Earnings (Loss) Per Share
As Reported	$0.48	$0.13	$0.65	$(0.34)
Pro Forma Expense Per Share	(0.02)	(0.02)	(0.06)	(0.04)

Pro Forma Basic Earnings (Loss) Per Share	$0.46	$0.11	$0.59	$(0.38)

Diluted Earnings (Loss) Per Share
As Reported	$0.48	$0.13	$0.65	$(0.34)
Pro Forma Expense Per Share	(0.02)	(0.02)	(0.07)	(0.04)

Pro Forma Diluted Earnings (Loss) Per Share	$0.46	$0.11	$0.58	$(0.38)

Recent Accounting Pronouncements

SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued in April 2003, and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” U.S. Cellular adopted the provisions of this Standard to contracts entered into or modified after June 30, 2003 and to hedging relationships designated after June 30, 2003. There was no effect on U.S. Cellular’s financial position or results of operations.

SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued in May 2003, and for U.S. Cellular is effective for financial instruments entered into or modified after May 31, 2003, and otherwise beginning July 1, 2003. SFAS No. 150 requires freestanding financial instruments within its scope to be recorded as a liability in the financial statements. Freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase issuer’s equity shares and certain obligations to issue a variable number of issuer’s shares. As of September 30, 2003, U.S. Cellular has no freestanding financial instruments within the scope of SFAS No. 150 and therefore, that portion of this Statement did not have any effect on its financial position or results of operations.

In addition, under SFAS No. 150, certain minority interests in consolidated entities with finite lives may meet the standard’s definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement assuming an orderly liquidation of the finite-lived entity, net of estimated liquidation costs (the “settlement value”). U.S. Cellular’s consolidated financial statements include such minority interests

-8-
that meet the standard’s definition of mandatorily redeemable financial instruments. These mandatorily redeemable minority interests represent interests held by third parties in consolidated partnerships and limited liability companies (“LLCs”), where the terms of the underlying partnership or LLC agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the minority interest holders and U.S. Cellular in accordance with the respective partnership and LLC agreements. The termination dates of U.S. Cellular’s mandatorily redeemable minority interests range from 2042 to 2100.

On November 7, 2003, the FASB issued FASB Staff Position (“FSP”) No. FAS 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, ‘Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity’. The FSP indefinitely deferred the classification and measurement provisions of SFAS No. 150 related to the mandatorily redeemable minority interests associated with finite-lived subsidiaries, but retained the related disclosure provisions. The settlement value of U.S. Cellular’s mandatorily redeemable minority interests is estimated to be $99.0 million at September 30, 2003. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on September 30, 2003, net of estimated liquidation costs. This amount is being disclosed pursuant the requirements of FSP FAS150-3; U.S. Cellular has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at September 30, 2003 is $40.3 million, and is included in the balance sheet caption Minority Interest. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $58.7 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements under U.S. GAAP. The estimate of settlement value was based on certain factors and assumptions. Change in those factors and assumptions could result in a materially larger or smaller settlement amount.

The FASB plans to reconsider certain implementation issues and perhaps the classification or measurement guidance for mandatorily redeemable minority interests during the deferral period. The outcome of their deliberations cannot be determined at this point. Accordingly, it is possible that the FASB could require the recognition and measurement of our mandatorily redeemable minority interests at their settlement value at a later date.

FASB Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities” was issued in January 2003, and is effective for all variable interests in variable interest entities created after January 31, 2003, and is effective October 1, 2003 for variable interests in variable interest entities created before February 1, 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. U.S. Cellular has reviewed the provisions of FIN 46 and has determined that it will, as of the effective date of FIN 46, include in consolidated results the operations of an entity that it currently accounts for using the equity method of accounting. This change, pursuant to the adoption of FIN 46, is not anticipated to have a material impact on U.S. Cellular’s future financial position or results of operations.

3.	Income Taxes

Net income (loss) before cumulative effect of accounting change includes losses from investments and losses on assets held for sale for the three and nine months ended September 30, 2003 and 2002. The following table summarizes the effective income tax (benefit) rates in each of the periods from net income before cumulative effect of accounting change excluding losses and from net income before cumulative effect of accounting change.

-9-

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002 Restated	2003	2002 Restated

Effective Tax Rate From
Income before cumulative effect of accounting
change excluding losses on investments and
assets held for sale	40.3%	44.1%	40.8%	43.4%
Losses on investments and assets held for sale (1)	N/M	(36.3%)	(6.3%)	(40.0%)
Income (Loss) before cumulative effect of
accounting change	50.5%	53.3%	51.0%	(12.6%)

(1) The effective tax rate related to the provision for Losses on investments and assets held for sale is not meaningful. Because U.S. Cellular’s tax basis in the assets transferred to AWE was lower than its book basis, it was necessary for U.S. Cellular to record a tax provision of $10.2 million at the time of this transfer in the third quarter. U.S. Cellular had previously disclosed that it had anticipated that this amount would be approximately $12 million.

4.	Loss on Investments

U.S Cellular recorded a license impairment loss of $3.5 million ($2.1 million after subtracting taxes of $1.4 million) in the first quarter of 2003 related to the investment in a non-operational market in Florida that remained with U.S. Cellular upon completion of the exchange with AT&T Wireless Services, Inc. (“AWE”). See Note 10 Acquisitions and Divestitures – Completed for further information regarding the exchange transaction with AWE.

The loss on investments in 2002 includes an “other than temporary” investments loss of $244.7 million ($145.6 million, net of $99.1 million of income taxes) on U.S. Cellular’s marketable equity securities. The adjusted cost basis of U.S. Cellular’s marketable equity securities was written down to market value upon determining that the unrealized losses on the securities were other than temporary.

U.S. Cellular had notes receivable consisting of loans to Kington Management Corporation (“Kington”) that were due in June 2005, relating to the purchase by Kington of certain of U.S. Cellular’s minority interests in 2000. As of June 30, 2002, the principal amount of these notes aggregated $45.8 million. In the third quarter of 2002, an independent third party valuation of one of the wireless minority interests sold and a transaction involving the same market as the other wireless minority interest sold indicated a lower market value for these wireless minority interests, and therefore a lower value of the notes. Management concluded that the notes receivable were impaired and established a valuation allowance against the notes. A loss of $34.2 million was charged to the Statement of Operations in the third quarter of 2002 and was included in the caption (Loss) on Investments. Following this action, the carrying value of such notes receivable at September 30, 2002 was $11.6 million.

-10-
5.	Effects of 2002 Accounting Changes

U.S Cellular made certain changes to its accounting policies in the fourth quarter of 2002 which required it to restate certain items on its income statement for the three and nine month periods ending September 30, 2002. The impact of these changes in accounting policies on the prior periods is presented below.

	Three Months Ended September 30, 2002

	As Reported		Changes	As Restated

	(Dollars in thousands, except per share amounts)
Effects of 2002 Accounting Changes
Operating Revenues
Changes related to EITF 01-09 reclassification (1)	$		$(14,850)	$
Changes related to EITF 01-09 accrual (1)			(2,935)

		597,571	(17,785)		579,786

Operating Expenses
Changes related to EITF 01-09 reclassification (1)			(14,850)
Changes related to SAB 101(2)			(937)

		532,876	(15,787)		517,089

Operating Income		64,695	(1,998)		62,697
Net (Loss)		$12,164	$(1,189)		$10,975

Earnings Per Share - Net (Loss)
Basic		$0.14	$(0.01)		$0.13
Diluted		$0.14	$(0.01)		$0.13

	Nine Months Ended September 30, 2002

	As Reported		Changes	As Restated

	(Dollars in thousands, except per share amounts)
Effects of 2002 Accounting Changes
Operating Revenues
Changes related to EITF 01-09 reclassification (1)	$		$(18,221)	$
Changes related to EITF 01-09 accrual (1)			(2,935)

		1,603,701	(21,156)		1,582,545

Operating Expenses
Changes related to EITF 01-09 reclassification (1)			(18,221)
Changes related to SAB 101(2)			(2,990)

		1,360,111	(21,211)		1,338,900

Operating Income		243,590	55		243,645
(Loss) before Cumulative Effect of Accounting Change		(33,406)	32		(33,014)
Cumulative Effect of Accounting Change (2)		—	4,097		4,097
Net (Loss)		$(33,046)	$4,129		$(28,917)

Earnings Per Share - Cumulative Effect of Accounting Change
Basic		$—	$0.05		$0.05
Diluted		$—	$0.05		$0.05
Earnings Per Share - Net (Loss)
Basic		$(0.38)	$0.04		$(0.34)
Diluted		$(0.38)	$0.04		$(0.34)

(1) U.S. Cellular changed its accounting for certain rebate transactions pursuant to Emerging Issues Task Force Statement (“EITF”) No. 01-09 in the fourth quarter of 2002. Under EITF No. 01-09, all rebates paid to agents who participate in qualifying new activation and retention transactions are recorded as a reduction of equipment sales revenues. Previously, U.S. Cellular had recorded new activation rebates as marketing and selling expense and retention rebates as general and administrative expense. Further, these rebates are now recorded at the time handsets are sold by U.S. Cellular to these agents. Previously, U.S. Cellular recorded these transactions at the time the handsets were delivered by agents to U.S. Cellular’s customers.

(2) U.S. Cellular changed its accounting policy related to certain transactions pursuant to Staff Accounting Bulletin (“SAB”) No. 101 during the fourth quarter of 2002. U.S. Cellular had adopted SAB No. 101 as of January 1, 2000, and began deferring certain customer activation fees as of that date. As permitted by SAB No. 101, as of January 1, 2002, U.S. Cellular began deferring commissions expenses equal to the amount of activation fees deferred. In conjunction with this change, U.S. Cellular recorded a $4.1 million addition to net income as of January 1, 2002, related to commissions expenses which would have been deferred in prior years had U.S. Cellular adopted its new policy at the time it adopted SAB No. 101.

-11-
6.	Cumulative Effect of Accounting Change

Effective January 1, 2002, U.S. Cellular changed its method of accounting for commission expenses related to customer activations and began deferring expense recognition of a portion of commission expenses equal to the amount of activation fees revenue deferred. U.S. Cellular believes this change is a preferable method of accounting for such costs primarily due to the fact that the new method of accounting provides for better matching of revenue from customer activations to direct incremental costs associated with these activations within each reporting period. The cumulative effect of this accounting change on periods prior to 2002 was recorded in 2002 increasing net income by $4.1 million, net of tax of $3.0 million and minority interest of $424,000, or $0.05 per diluted share.

7.	Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using net income available to common and weighted average common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities included in diluted earnings per share represent incremental shares issuable upon exercise of outstanding stock options, vesting of restricted stock and conversion of debentures.

-12-
The amounts used in computing Earnings per Common and Series A Common Shares and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002 Restated	2003	2002 Restated

	(Dollars and shares in thousands)
Basic Earnings per Share:
Income (Loss) Before Cumulative Effect of
Accounting Change	$41,739	$10,975	$56,210	$(33,014)
Cumulative Effect of Accounting Change	—	—	—	4,097

Net Income (Loss) used in Basic Earnings per Share	$41,739	$10,975	$56,210	$(28,917)

Diluted Earnings per Share:
Income (Loss) Before Cumulative Effect of
Accounting Change	$41,739	$10,975	$56,210	$(33,014)
Interest expense eliminated as a result of the pro
forma conversion of Convertible Debentures, net of tax	1,338	—	—	—
Cumulative Effect of Accounting Change	—	—	—	4,097

Net Income (Loss) used in Diluted Earnings per Share	$43,077	$10,975	$56,210	$(28,917)

Weighted Average Number of Common Shares
used in Basic Earnings per Share	86,142	86,095	86,132	86,077
Effect of Dilutive Securities:
Conversion of convertible debtentures (1)	2,944	—	—	—
Stock options and stock appreciation rights (1)	513	211	408	—

Weighted Average Number of Common Shares
used in Diluted Earnings per Share	89,599	86,306	86,540	86,077

Basic Earnings (Loss) per Share:
Income (Loss) Before Cumulative Effect
of Accounting Change	$0.48	$0.13	$0.65	$(0.39)
Cumulative Effect of Accounting Change	—	—	—	0.05

	$0.48	$0.13	$0.65	$(0.34)

Diluted Earnings (Loss) per Share:
Income (Loss) Before Cumulative Effect
of Accounting Change	$0.48	$0.13	$0.65	$(0.39)
Cumulative Effect of Accounting Change	—	—	—	0.05

	$0.48	$0.13	$0.65	$(0.34)

(1) Stock options, restricted stock and convertible debentures convertible into 4,511,000 and 6,331,000 Common shares in the three and nine months ended September 30, 2002, respectively, were not included in computing Diluted Earnings per Share because their effects were antidilutive. Stock options and convertible debentures convertible into 1,321,000 and 4,350,000 Common shares in the three and nine months ended September 30, 2003, respectively, were not included in computing Diluted Earnings per Share because their effects were antidilutive.

8.	Marketable Equity Securities

U.S Cellular holds a substantial amount of marketable securities, the majority of which were acquired in sales and exchanges of non-strategic assets, that are publicly traded and can have volatile share prices. The market values of the marketable securities may fall below the accounting cost basis of such securities. If management determines the decline in value of the marketable securities to be “other than temporary”, any unrealized loss included in accumulated other comprehensive income is recognized and recorded as a loss in the Statement of Operations.

During the nine months ended September 30, 2002, management determined that the decline in the value of its investment in Vodafone relative to its accounting cost basis was other than temporary and charged a $244.7 million loss to the Statement of Operations ($145.6 million, net of tax of $99.1 million) and reduced the accounting cost basis of the marketable securities by a corresponding amount. The loss was reported in the caption “Loss on investments” in the Statement of Operations.

-13-
U.S Cellular entered into forward contracts in 2002 related to the marketable equity securities that it holds. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities. The downside risk is hedged at or above the accounting cost basis thereby eliminating risk of an other than temporary loss being recorded on these contracted securities.

Information regarding U.S. Cellular’s marketable equity securities and the components of accumulated other comprehensive income are summarized below.

	September 30, 2003	December 31, 2002

	(Dollars in thousands)
Marketable Equity Securities
Fair Value
Vodafone AirTouch plc
10,245,370 American Depository Receipts ("ADRs")	$207,469	$185,646
Rural Cellular Corporation
370,882 common shares	3,709	315

Aggregate Fair Value	211,178	185,961
Accounting Cost Basis*	160,162	160,362

Gross Unrealized Holding Gains	51,016	25,599
Income Tax (Expense)	(20,151)	(10,111)

Unrealized Holding Gains, net of tax	30,865	15,488
Derivative Accounting, net of tax	(10,723)	(5,181)

Accumulated Other Comprehensive Income	$20,142	$10,307

*The accounting cost basis of the marketable equity securities was reduced by an other-than-temporary loss of $200,000 recognized related to U.S. Cellular’s investment in Rural Cellular Corporation during 2003. This loss is recorded in Other income, net.

9.	Goodwill

U.S. Cellular has recorded goodwill as a result of the acquisition of wireless licenses and markets. Included in U.S. Cellular’s balance sheet is goodwill related to various acquisitions structured to be tax-free. No deferred taxes have been provided on goodwill related to tax-free acquisitions.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 and 2002 were as follows:

	Nine Months Ended September 30,

	2003	2002

	(Dollars in thousands)
Balance, beginning of period	$643,629	$473,975
Divestitures	(93,658)	—
Net additions	—	155,566
Other	(191)	—

Balance, end of period	$549,780	$629,541

10.	Acquisitions and Divestitures — Completed

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AWE to exchange wireless properties. When this transaction is fully consummated, U.S. Cellular will receive 10 and 20 MHz PCS licenses in 13 states contiguous to and that overlap existing properties in the Midwest and the Northeast; approximately $34 million in cash; and minority interests in six markets it currently controls. On August 1, 2003, U.S. Cellular completed the transfer of wireless assets and customers in 10 markets in Florida and Georgia to AWE and the assignments to it from AWE of a portion of the PCS licenses. The assignment and development of certain licenses has been deferred by U.S. Cellular for a period of up to five years from the closing date, in accordance with the agreement. U.S. Cellular will take possession of the licenses in staggered closings over that five-year period to comply with the service requirements of the FCC. On the initial closing date, U.S. Cellular also received the cash and the minority interests. The acquisition of the licenses in the exchange was accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular to

-14-
AWE was accounted for as a sale. The 14 licenses that have been transferred to U.S. Cellular as of September 30, 2003, with a fair value totaling $131.5 million, are included in Investment in licenses on the consolidated balance sheet. The 22 licenses that have not yet been assigned to U.S. Cellular, with a fair value totaling $47.2 million, are included in License rights on the balance sheet. All asset values related to the properties acquired or pending, including license values, were determined using an independent valuation.

Prior to the close of the AWE exchange, U.S. Cellular reflected the assets and liabilities to be transferred as assets and liabilities of operations held for sale in accordance with SFAS No. 144. The results of operations of the markets transferred to AWE were included in results of operations through July 31, 2003.

Also prior to the close of the AWE exchange, U.S. Cellular allocated $93.7 million of goodwill related to the properties transferred to AWE to assets of operations held for sale in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. A total loss of $25.6 million (including a $1.4 million reduction recorded in the third quarter) was recorded as a Loss on assets held for sale (included in operating expenses), representing the difference between the book value of the markets transferred to AWE and the fair value of the assets received or to be received in the transaction.

U.S Cellular recorded an additional charge to the Statement of Operations of approximately $10 million for income taxes in the three months ended September 30, 2003 and has a current liability of approximately $3.5 million related to state income taxes on the completion of the transaction. As a result of the Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted in May of 2003, U.S. Cellular anticipates that it will claim additional federal tax depreciation deductions in 2003. Such additional depreciation deductions are expected to result in a federal net operating loss for U.S. Cellular for 2003; accordingly, U.S. Cellular anticipates that there will be no current federal tax liability in 2003 attributable to the exchange of assets with AWE.

U.S Cellular and AWE have entered into a Transition Services Agreement in order to ensure a smooth transition of the exchanged markets to AWE. U.S. Cellular will provide transitional services including information services, customer service, engineering, finance, and marketing. The services will be provided for a period of up to one year after the closing date. U.S. Cellular will be paid a monthly fee to offset its costs for services it provides to AWE; these fees are primarily recorded as a reduction of general and administrative expenses in the consolidated statement of operations. In the third quarter of 2003, U.S. Cellular billed AWE $2.8 million for these services.

11.	Common Share Repurchase Program

U.S Cellular’s Board of Directors from time to time has authorized the repurchase of U.S. Cellular Common Shares not owned by TDS. In 2000, U.S. Cellular authorized the repurchase of up to 4.2 million Common Shares through three separate 1.4 million share programs. U.S. Cellular may use repurchased shares to fund acquisitions and for other corporate purposes. There are 859,000 shares available to be repurchased under the most recent 1.4 million share authorization, which expires in December 2003.

As of September 30, 2003, U.S. Cellular had repurchased 4,139,000 Common Shares under these and other authorized programs. No shares were repurchased in the first nine months of 2003 or 2002.

-15-
12.	Accumulated Other Comprehensive Income (Loss)

The cumulative balance of unrealized gains and (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income (loss) are as follows:

	Nine Months Ended September 30,

	2003	2002

	(Dollars in thousands)
Balance, beginning of period	$10,307	$(78,997)
Marketable Equity Securities
Add (Deduct):
Unrealized gains (losses) on marketable equity securities	25,216	(140,622)
Income tax (expense) benefit	(9,960)	57,021

Net unrealized gains (losses)	15,256	(83,601)

Deduct (Add):
Recognized (losses) on marketable equity securities	(200)	(244,699)
Income tax benefit	79	99,112

Net recognized (losses) from Marketable Equity Securities Included in
Net Income	(121)	(145,587)

	15,377	61,986

Derivative Instruments
Unrealized gain (loss) on derivative instruments	(9,016)	35,961
Income tax (expense) benefit	3,474	(14,565)

Net unrealized gains (losses) on derivative instruments	(5,542)	21,396

Net change in unrealized gains (losses) included in Comprehensive
Income (Loss)	9,835	83,382

Balance, end of period	$20,142	$4,385

Accumulated Unrealized Gain (Loss) on Derivative Instruments
Balance, beginning of period	$(5,181)	$—
Add (Deduct):
Change in unrealized gain (loss) on derivative instruments	(9,016)	35,961
Income tax (expense) benefit	3,474	(14,565)

	5,542	21,396

Balance, end of period	$(10,723)	$21,396

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002 Restated	2003	2002 Restated

	(Dollars in thousands)
Comprehensive Income (Loss)
Net Income (loss)	$41,739	$10,975	$56,210	$(28,917)
Net change in unrealized gains on
Marketable equity securities and derivative instruments	3,596	6,244	9,835	83,382

	$45,335	$17,219	$66,045	$54,465

13.	Customer Lists

U.S. Cellular’s customer lists represent intangible assets from the acquisition of wireless properties and are being amortized based on the average customer retention periods using the declining balance method. Amortization expense was $3.9 million and $12.9 million for the three and nine months ended September 30, 2003, respectively. Amortization expense was $1.3 million for both the three and nine months ended September 30, 2002. The related amortization expense for the remainder of 2003 and for the years 2004-2007 is expected to be $2.8 million, $9.5 million, $5.8 million, $3.5 million and $2.1 million, respectively.

-16-
14.	Supplemental Cash Flow Information

The following summarizes certain noncash transactions and interest and income taxes paid.

	Nine Months Ended September 30,

	2003	2002

	(Dollars in thousands)
Interest paid	$43,601	$26,697
Income taxes paid (refunds received)	(30,834)	33,068
Noncash interest expense	7,769	6,995

15.	Contingencies

U.S. Cellular is involved in legal proceedings before the Federal Communications Commission and various state and federal courts from time to time. Management does not believe that any such proceedings should have a material adverse impact on the financial position, results of operations or cash flows of U.S. Cellular.

-17-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

United States Cellular Corporation (“U.S. Cellular” — AMEX symbol: USM) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 82.2%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”).

The following discussion and analysis should be read in conjunction with U.S. Cellular’s interim consolidated financial statements and footnotes included herein, and with U.S. Cellular’s audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2002.

U.S. Cellular owned, or had the right to acquire pursuant to certain agreements, either majority or minority interests in 165 cellular markets and 71 personal communications service (“PCS”) Basic Trading Area markets at September 30, 2003. Pursuant to an agreement reached in March 2003, U.S. Cellular transferred 10 markets in which it owned a controlling interest to AT&T Wireless (NYSE symbol: AWE) on August 1, 2003, in exchange for controlling interests in 36 PCS licenses and minority interests in six cellular markets in which U.S. Cellular currently owns a controlling interest. Of the 36 PCS licenses, 14 were transferred to U.S. Cellular on the transaction closing date and others will be acquired in the future. A summary of the number of markets U.S. Cellular owns or has acquirable as of September 30, 2003 follows.

Number of Markets

Consolidated markets which have begun marketing activities and have signed
up customers for service ("operational consolidated markets")	141
Consolidated markets which have not yet begun marketing activities	41
Consolidated markets to be acquired pursuant to existing agreements (1)	22
Minority interests accounted for using equity method	26
Minority interests accounted for using cost method	6

Total current and acquirable	236

(1) Represents PCS licenses to be acquired from AWE over a five-year period, beginning with the date of the closing of the transaction.

RESULTS OF OPERATIONS

Nine Months Ended 9/30/03 Compared to Nine Months Ended 9/30/02

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	Nine Months Ended or At September 30, (1)

	2003	2002

Total market population (in thousands) (2)	45,817	41,048
Customers	4,268,000	3,943,000
Market penetration	9.32%	9.61%

Total employees	6,100	5,900
Cell sites in service	4,082	3,750
Average monthly service revenue per customer (3)	$47.27	$47.02
Postpay churn rate per month (4)	1.6%	1.9%
Marketing cost per gross customer addition	$378	$363	(5)(6)

(1) Amounts in 2003 include the results of the 10 markets transferred to AWE through July 31, and include the results of the 14 markets acquired and transferred from AWE from August 1 – September 30. Amounts in 2002 include the operations of USCOC of Chicago (as defined below) from August 7 –September 30.

-18-
(2) Represents 100% of the population of U.S. Cellular’s consolidated markets, regardless of whether the market has begun marketing operations. Market penetration is calculated using 2002 and 2001 Claritas population estimates for 2003 and 2002, respectively.
(3) Average monthly service revenue per customer is calculated as follows:

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002 (Restated)

Service Revenues per statement of operations	$1,803,150	$1,523,506
Divided by average customers during period (000s)	4,238	3,600
Divided by nine months in each period	9	9
Average monthly revenue per unit	$47.27	$47.02
(4)	Postpay churn rate per month represents the percentage of the customer base on postpay service plans (i.e., service plans where customers are billed in arrears for service) which disconnects service each month. The calculation divides the total number of customers on postpay service plans who disconnect service during the period by the number of months in such period, then divides that quotient by the average monthly postpay service customer base for such period.

(5)	Restated to reflect U.S. Cellular's change in application of Staff Accounting Bulletin ("SAB") No. 101 in 2002.

(6)	For a discussion of the components of this calculation, see "Operating Expenses - Cost of Equipment Sold."

U.S. Cellular's operations include 100% of the revenues and expenses of its consolidated markets plus its corporate office operations. Operating revenues, driven by an 18% increase in average customers served, rose $310.6 million, or 20%, to $1.893 billion in 2003 from $1.583 billion in 2002. Operating expenses, driven by growth in customers, fixed assets and minutes of use and the continued integration of the Chicago market into its operations, increased $408.9 million, or 31%, to $1.748 billion in 2003 from $1.339 billion in 2002. Operating income decreased $98.3 million, or 40%, to $145.3 million in 2003 from $243.6 million in 2002. The decline in operating income primarily reflects percentage increases in all recurring operating expense captions that were as large or larger than the percentage growth in operating revenues. In addition, U.S. Cellular recorded a loss, included in operating expenses, of $25.6 million in 2003 related to the assets transferred to AWE. U.S. Cellular expects operating income for the full year of 2003 to be lower than in 2002, reflecting the factors above.

Investment and other (expense) totaled ($11.0) million in 2003 and ($274.3) million in 2002. In 2003, interest expense increased related to the financing of the acquisition of the Chicago market during the second half of 2002. In 2002, U.S. Cellular recorded a loss of $278.9 million on the writedown of investments. Net income (loss) and diluted earnings per share totaled income of $56.2 million and $0.65, respectively, in 2003 and a loss of ($28.9) million and ($0.34), respectively, in 2002. Excluding the after-tax effects of the cumulative effect of accounting change, net income (loss) and diluted earnings per share totaled income of $56.2 million and $0.65, respectively, in 2003 and a loss of ($33.0) million and ($0.39), respectively, in 2002.

On August 1, 2003, U.S. Cellular completed the transfer of the wireless assets and customers in 10 markets in Florida and Georgia to AWE. In exchange, U.S. Cellular received 14 PCS licenses and approximately $34 million in cash and minority interests in six markets it currently controls. The assignment and development of the remaining 22 licenses yet to be transferred from AWE will be deferred by U.S. Cellular for a period of up to five years from the closing date. U.S. Cellular will take possession of the licenses in staggered closings over that five-year period to comply with the service requirements of the FCC. The Florida and Georgia markets that were transferred to AWE are included in consolidated operations for the first seven months of 2003 and for the nine months ended September 30, 2002.

On August 7, 2002, U.S. Cellular completed the acquisition of the assets and certain liabilities of Chicago 20MHz, LLC, now known as United States Cellular Operating Company of Chicago, LLC ("USCOC of Chicago" or the "Chicago market") from PrimeCo Wireless Communications LLC ("PrimeCo"). USCOC of Chicago operates a wireless system in the Chicago Major Trading Area. USCOC of Chicago is the holder of certain FCC licenses, including a 20 megahertz ("MHz") PCS license in the Chicago Major Trading Area (excluding Kenosha County, Wisconsin). The Chicago market's operations are included in consolidated operations for the first nine months of 2003 but only for the period of 2002 from August 7 - September 30. The Chicago market's operations contributed to the increases in U.S. Cellular's operating revenues and expenses during 2003 compared to 2002.

-19-
Operating Revenues

	Nine Months Ended September 30,

	2003	2002 (Restated)

	(Dollars in thousands)
Operating Revenues
Retail service	$1,469,499	$1,217,387
Inbound roaming	171,084	190,910
Long-distance and other	162,567	115,209

Service Revenues	1,803,150	1,523,506
Equipment sales	89,917	59,039

Total Operating Revenues	$1,893,067	$1,582,545

Operating revenues increased $310.6 million, or 20%, to $1.893 billion in 2003 from $1.583 billion in 2002.

Service revenues increased $279.6 million, or 18%, to $1.803 billion in 2003 from $1.523 billion in 2002. Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to U.S. Cellular’s retail customers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems. Service revenues increased $279.6 million, or 18%, in 2003. The increase was primarily due to the 18% increase in average retail customers. Monthly service revenue per customer averaged $47.27 in 2003, a less than 1% increase from the average of $47.02 in 2002.

Retail service revenue increased $252.1 million, or 21%, to $1.469 billion in 2003 from $1.217 billion in 2002. Growth in U.S. Cellular’s customer base and an increase in average monthly retail service revenue per customer were the primary reasons for the increase in retail service revenue. The number of customers increased 8% to 4,268,000 at September 30, 2003, due to customer additions from its marketing channels over the past 12 months, partially offset by the transfer of customers to AWE. Average customers during the nine months of 2003 increased 18% from the same period of 2002. The average number of customers is affected by the timing of acquisitions and divestitures in both years, including the acquisition of the Chicago market in August 2002 and the disposition of markets to AWE in 2003. Average monthly retail service revenue per customer increased 3% to $38.53 in 2003.

Management anticipates that overall growth in U.S. Cellular’s customer base will continue at a slower pace in the future, primarily as a result of the increased number of competitors in its markets and continued penetration of the consumer market. As U.S. Cellular expands its operations in the Chicago market and into other PCS markets in the remainder of 2003 and in 2004, it anticipates adding customers and revenues in those markets.

Monthly local retail minutes of use per customer averaged 412 in 2003 and 280 in 2002. The increase in monthly local retail minutes of use was driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage, as well as the acquisition of the Chicago market, whose customers used more minutes per month than the U.S. Cellular average. The impact on retail service revenue of the increase in minutes of use in 2003 was partially offset by a decrease in average revenue per minute of use. Management anticipates that U.S. Cellular’s average revenue per minute of use will continue to decline in the future, reflecting increased competition and penetration of the consumer market.

Inbound roaming revenue decreased $19.8 million, or 10%, to $171.1 million in 2003 from $190.9 million in 2002. The decrease in revenue related to inbound roaming on U.S. Cellular’s systems primarily resulted from a decrease in revenue per roaming minute of use, partially offset by the increase in roaming minutes used. Also contributing to the decrease was the transfer of the Florida and Georgia markets to AWE in August 2003; these markets had historically provided a substantial amount of inbound roaming revenue. The increase in inbound roaming minutes of use was primarily driven by the overall growth in the number of customers throughout the wireless industry. The decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates.

Management anticipates that the rate of growth in inbound roaming minutes of use will continue to slow down due to two factors:

•	newer customers may roam less than existing customers, reflecting further penetration of the consumer market, and
•	as new wireless operators begin service in U.S. Cellular's markets, U.S. Cellular's roaming partners may switch their business from U.S. Cellular to these new operators or to their own systems.

Management also anticipates that average inbound roaming revenue per minute of use will continue to decline, reflecting the continued general downward trend in negotiated rates.

Long-distance and other revenue increased $47.4 million, or 41%, to $162.6 million in 2003 from $115.2 million in 2002, primarily related to a $34.3 million increase in amounts billed to U.S. Cellular’s customers to offset costs related to certain regulatory mandates, such as universal service funding, wireless number portability and E-911 infrastructure, which are being passed through to customers. In particular, the amounts U.S. Cellular charges to its customers to offset universal service funding costs increased significantly due to changes in FCC regulations beginning April 1, 2003, contributing to the $34.3 million increase.

The increase in long-distance and other revenue was also driven by an increase in the volume of long-distance calls billed by U.S. Cellular to other wireless carriers whose customers used U.S. Cellular’s systems to make long-distance calls. This effect was partially offset by price reductions primarily related to long-distance charges on roaming minutes of use as well as U.S. Cellular’s increasing use of pricing plans for its customers which include long-distance calling at no additional charge.

Equipment sales revenues increased $30.9 million, or 52%, to $89.9 million in 2003 from $59.0 million in 2002. The increase in equipment sales revenues reflects a change in U.S. Cellular’s method of distributing handsets to its agent channel. Beginning in the second quarter of 2002, U.S. Cellular began selling handsets to its agents at a price approximately equal to U.S. Cellular’s cost before applying any rebates. Previously, U.S. Cellular’s agents purchased handsets from third parties. Selling handsets to agents enables U.S. Cellular to provide better control over handset quality, set roaming preferences and pass along quantity discounts. Management anticipates that U.S. Cellular will continue to sell handsets to agents in the future, and that it will continue to provide rebates to agents who provide handsets to new and current customers.

In these transactions, equipment sales revenue is recognized upon delivery of the related products to the agents, net of any anticipated agent rebates. In most cases, the agents receive a rebate from U.S. Cellular at the time these agents provide handsets to sign up a new customer or retain a current customer.

Handset sales to agents, net of all rebates, increased equipment sales revenues by approximately $37.2 million during 2003. Equipment sales to customers through U.S. Cellular’s non-agent channels decreased $6.3 million, or 13%, from 2002. Gross customer activations from non-agent channels, the primary driver of such equipment sales revenues, increased 15% in 2003. The increase in gross customer activations from non-agent channels in 2003 was driven by an increase in store traffic in U.S. Cellular’s markets and the acquisition of the Chicago market, which added to U.S. Cellular’s distribution network. The decrease in equipment sales revenues from U.S. Cellular’s non-agent channels is primarily attributable to lower revenue per handset in 2003, reflecting declining handset prices on most models and the reduction in sales prices to end users as a result of increased competition.

-21-

Operating Expenses

	Nine Months Ended September 30,

	2003	2002 (Restated)

	(Dollars in thousands)
Operating Expenses
System operations (excluding Depreciation
shown separately below)	$438,721	$362,426
Marketing and selling	309,058	249,185
Cost of equipment sold	175,510	118,550
General and administrative	483,981	356,702
Depreciation	272,773	228,289
Amortization of intangibles	42,165	23,748
Loss on assets held for sale	25,558	—

Total Operating Expenses	$1,747,766	$1,338,900

Operating expenses increased $408.9 million, or 31%, to $1.748 billion in 2003 from $1.339 billion in 2002.

System operations expenses (excluding depreciation) increased $76.3 million, or 21%, to $438.7 million in 2003 from $362.4 million in 2002. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges and outbound roaming expenses. The increase in system operations expenses in 2003 was due to the following factors:

•	a 9% increase in the number of cell sites within U.S. Cellular’s systems, to 4,082 in 2003 from 3,750 in 2002, as U.S. Cellular continues to expand and enhance coverage in its service areas through both acquisitions and internal growth; and
•	increases in minutes of use both on U.S. Cellular’s systems and by U.S. Cellular’s customers using other systems while roaming.

The ongoing reduction both in the per-minute cost of usage on U.S. Cellular’s systems and in negotiated roaming rates partially offset the above factors.

As a result of the above factors, the components of system operations expenses were affected as follows:

•	the cost of minutes used on U.S. Cellular’s systems increased $36.9 million, or 42%;
•	maintenance, utility and cell site expenses increased $34.1 million, or 36%; and
•	expenses incurred when U.S. Cellular’s customers used other systems when roaming increased $5.3 million, or 3%.

System operations expenses increased due to the August 2002 acquisition of the Chicago market, as nine months of activity in the Chicago market is included in 2003 compared to only the period from August 7 – September 30 in 2002. The increase in expenses in the Chicago market was partially offset by a reduction in expenses in other markets, primarily in the Midwest, when certain customers in surrounding markets used the Chicago system. Prior to acquiring the Chicago market, U.S. Cellular paid roaming charges to third parties when any of its customers roamed in the Chicago market.

In total, management expects system operations expenses to increase over the next few years, driven by the following factors:

•	increases in the number of cell sites within U.S. Cellular’s systems as it continues to add capacity and enhance quality in all markets, and begins startup activities in new markets; and
•	increases in minutes of use, both on U.S. Cellular's systems and by U.S. Cellular's customers on other systems when roaming.

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage both on U.S. Cellular’s systems and on other carriers’ networks. The Chicago area has historically been a high-volume roaming destination for U.S. Cellular’s customers. Management anticipates that the continued integration of the Chicago market into its operations will result in a further increase in minutes of use by U.S. Cellular’s customers on its system and a corresponding decrease in minutes of use by its customers on other systems, resulting in a lower overall increase in minutes of use by U.S. Cellular’s customers on other systems. Such a shift in minutes of use should reduce U.S. Cellular’s average per-minute cost of usage in the future, to the extent that U.S. Cellular’s customers use U.S. Cellular’s systems rather than other carriers’ networks. Additionally, U.S. Cellular’s acquisition and subsequent buildout of licensed areas received in the AWE transaction may shift more minutes of use to U.S. Cellular’s systems, as many of these licensed areas are major roaming destinations for U.S. Cellular’s current customers.

Marketing and selling expenses increased $59.9 million, or 24%, to $309.1 million in 2003 from $249.2 million in 2002. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. The increase in 2003 was primarily due to the following factors:

•	a $31.3 million increase in advertising costs, primarily related to the continued marketing of U.S. Cellular brand in the Chicago market; and
•	the 19% increase in gross customer activations in 2003, which drove a $10.7 million, or 14%, increase in commissions and agent-related payments;
•	a $16.2 million, or 14%, increase in salaries and other sales-related costs, which is primarily attributable to increased marketing activities related to the acquisition of the Chicago market and to the expenses incurred in preparation of U.S. Cellular’s rollout of data services in its markets.

Cost of equipment sold increased $57.0 million, or 48%, to $175.5 million in 2003 from $118.5 million in 2002. The increase in 2003 is primarily due to the $59.0 million increase in costs related to the sale of handsets to agents beginning in the second quarter of 2002. Cost of equipment sold from non-agent channels decreased by $2.1 million, or 2%, in 2003. The decrease in cost of equipment sold from non-agent channels primarily reflects the effects of economies realized from U.S. Cellular’s merchandise management system almost fully offset by the 15% increase in gross customer activations from non-agent channels.

Sales and marketing cost per gross customer activation increased 4% to $378 in 2003 from $363 in 2002. The numerator of the sales and marketing cost per gross customer activation calculation is the sum of the statement of operations line items Marketing and selling expenses and Cost of equipment sold, less Equipment sales revenues (excluding agent rebates related to customer retention), incurred during a specific period. The denominator is the number of gross new customers activated on the U.S. Cellular network during such period, excluding renewals and upgrades.

Agent handset sales rebates related to the retention of current customers increased $13.1 million in 2003. Such handset rebate amounts paid to agents related to the renewal or upgrade of service contracts of existing U.S. Cellular customers are excluded from the numerator of the sales and marketing cost per gross customer activation calculation, as these costs are not related to the addition of new customers. Due to the exclusion of these agent handset rebates from the calculation, sales and marketing cost per gross customer activation is not calculable using financial information derived directly from the statement of operations. U.S. Cellular’s definition of sales and marketing cost per gross customer activation may not be comparable to similarly titled measures that are reported by other companies. Below is a summary of sales and marketing cost per gross customer activation for each period:

	Nine Months Ended September 30,

	2003	2002 (Restated)

Components of cost (000s):
Marketing and selling expenses	$309,058	$249,185
Cost of equipment sold	175,510	118,550
Less equipment sales revenues	(89,917)	(59,039)
Less retention-related agent rebate reductions of
equipment sales revenues	(20,741)	(7,685)

Total costs	$373,910	$301,011
Gross customer activations (000s)	989	829

Sales and marketing cost per gross customer activation	$378	$363

General and administrative expenses increased $127.3 million, or 36%, to $484.0 million in 2003 from
-23-

$356.7 million in 2002. These expenses include the costs of operating U.S. Cellular’s customer care centers, the costs of serving and retaining customers and the majority of U.S. Cellular’s corporate expenses. Monthly general and administrative expenses per customer increased 18% to $13.23 in 2003 from $11.25 in 2002. General and administrative expenses represented 27% of service revenues in 2003 and 23% in 2002. The increase in general and administrative expenses in 2003 is primarily due to the following factors:

•	a $29.0 million increase in billing-related expenses, primarily due to the expenses related to the maintenance of the Chicago market’s billing system and the conversion of such billing system to the system used in U.S. Cellular’s other operations in July 2003;

•	a $22.0 million increase in expenses related to payments into the federal universal service fund, based on an increase in rates due to changes in FCC regulations, substantially all of which is offset by increases in long-distance and other revenue for amounts passed through to customers;

•	a $14.4 million increase in customer retention expenses, excluding agent handset rebates recorded as a reduction of equipment sales revenue;

•	an increase in employee-related expenses, primarily as a result of the acquisition of the Chicago market as well as the increase in U.S. Cellular's customer base; and

•	an increase in customer service-related expenses as a result of the increase in U.S. Cellular's customer base.

The above factors were all affected by the acquisition of the Chicago market.

U.S. Cellular anticipates that customer retention expenses will increase in the future as it changes to a single digital technology platform and certain customers will require new handsets. A substantial portion of these customer retention expenses are anticipated to be agent rebates, which are recorded as a reduction of equipment sales revenues.

Depreciation expense increased $44.5 million, or 19%, to $272.8 million in 2003 from $228.3 million in 2002. The increases reflect rising average fixed asset balances, which increased 27% in 2003. Increased fixed asset balances in 2003 resulted from the following factors:

•	the addition of new cell sites built to improve coverage and capacity in U.S. Cellular’s markets;
•	the acquisition of the Chicago market;
•	U.S. Cellular’s migration of its network toward a single digital equipment platform, which began during the second half of 2002;
•	the addition of digital radio channels to U.S. Cellular's network to accommodate increased usage; and
•	investments in U.S. Cellular's billing and office systems.

See “Financial Resources and Liquidity – Liquidity and Capital Resources” for further discussion of U.S. Cellular’s capital expenditures.

Partially offsetting these increases, depreciation expense decreased $15.0 million due to a charge in 2002 to reflect the writeoff of certain analog radio equipment based on fixed asset inventory reviews performed in 2002.

Amortization of deferred charges and customer lists increased $18.5 million, or 78%, to $42.2 million in 2003 from $23.7 million in 2002, primarily driven by the $13.2 million increase in amortization related to the customer list intangible assets and other deferred charges acquired in the USCOC of Chicago transaction during 2002. These customer list assets are amortized based on the average customer retention period of each customer list.

Loss on assets held for sale totaled $25.6 million in 2003. This loss represents the difference between the fair value of the assets U.S. Cellular received and expects to receive in the AWE transaction, as determined by an independent valuation, and the recorded value of the assets it transferred to AWE.

Operating Income

Operating income totaled $145.3 million in 2003 compared to $243.6 million in 2002, a $98.3 million, or 40%, decrease. The operating income margins (as a percent of service revenues) were 8.1% in 2003 and

-24-
16.0% in 2002. The decline in operating income and operating income margin in 2003 reflects the following:
•	increased general and administrative expenses, primarily driven by the acquisition and subsequent transition of the Chicago market’s billing system as well as increased customer retention;
•	increased system operations expenses, primarily driven by increases in the number of cell sites in and the number of minutes used by U.S. Cellular’s customers and on U.S. Cellular’s network;
•	increased marketing and selling expenses primarily driven by additional costs related to advertising and marketing the U.S. Cellular brand;
•	increased depreciation expense, driven by an increase in average fixed assets related to ongoing improvements to U.S. Cellular's wireless network;
•	increased equipment subsidies, primarily due to U.S. Cellular's practice of selling handsets to agents, which began in the second quarter of 2002;
•	the acquisition and subsequent transition costs related to the Chicago market; and
•	the loss on assets held for sale related to the asset exchange transaction with AWE.

These were partially offset by increased service revenues, driven by growth in the number of customers served by U.S. Cellular’s systems and an increase in average monthly revenue per customer.

U.S. Cellular expects most of the above factors, except for those related to the transition of the Chicago market, to continue to have an effect on operating income and operating margins for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause operating income and operating margins to fluctuate over the next several quarters.

Related to U.S. Cellular’s acquisition and subsequent transition of the Chicago market’s operations, U.S. Cellular plans to incur additional expenses during the remainder of 2003 as it competes in the Chicago market. Additionally, U.S. Cellular plans to build out its network into other as yet unserved portions of its PCS licensed areas, and will begin sales and marketing operations in those areas during 2003 and 2004. U.S. Cellular also expects to incur additional expenses related to its launch of data-related wireless services in many of its markets during the fourth quarter of 2003. As a result, U.S. Cellular expects its operating income and operating margin to be below historical levels for the full year of 2003 compared to the full year of 2002. See “Outlook” for a discussion of U.S. Cellular’s 2003 full-year operating income guidance.

U.S. Cellular expects service revenues to continue to grow during the remainder of 2003; however, management anticipates that average monthly service revenue per customer may decrease, as retail service revenue per minute of use and inbound roaming revenue per minute of use decline. Additionally, U.S. Cellular expects expenses to remain higher than normal during the remainder of 2003 as it incurs costs associated with customer growth, service and retention, initiation of new services and new markets and fixed asset additions. See “Outlook” for a discussion of U.S. Cellular’s 2003 full-year guidance.

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

Additionally, competitors licensed to provide wireless services have initiated service in substantially all of U.S. Cellular’s markets over the past several years. U.S. Cellular expects other wireless operators to continue deployment of their networks throughout all of U.S. Cellular’s service areas during the remainder of 2003 and in 2004. Management continues to monitor other wireless communications providers’ strategies to determine how additional competition is affecting U.S. Cellular’s results.

The effects of additional wireless competition and the downturn in the nation’s economy have significantly slowed customer growth in certain of U.S. Cellular’s markets. Management anticipates that overall customer growth may be slower in the future, primarily as a result of the increase in competition in its markets and due to the maturation of the wireless industry.

The FCC has mandated that all wireless carriers must be capable of facilitating wireless number portability beginning in November 2003. By November 24, 2003, all wireless providers must allow a customer to retain, subject to certain geographical limitations, their existing telephone number when switching from one telecommunications carrier to another. At that time, any wireless customer in the largest 100 Metropolitan Statistical Areas in the United States may switch carriers and keep their current wireless telephone number. U.S. Cellular believes it will have the infrastructure in place to accommodate wireless number portability as of the November 2003 deadline. accommodate wireless number portability as of the November 2003 deadline.

Once wireless number portability is implemented, current rules require that wireless providers and local exchange carriers would have to provide wireless number portability in the 100 largest metropolitan statistical areas, in compliance with certain FCC performance criteria, upon request from another carrier. For metropolitan statistical areas outside the largest 100, wireless providers that receive a request to allow an end user to port their number must be capable of doing so within six months of receiving the request or within six months after November 24, 2003, whichever is later.

U.S. Cellular is unable to predict the impact that the implementation of wireless number portability will have on its overall business. The implementation of wireless number portability will likely increase churn rates for U.S. Cellular and other wireless companies, as the ability of customers to retain their wireless telephone numbers removes a significant barrier for customers who wish to change wireless carriers. U.S. Cellular believes that it may be able to obtain additional new customers that wish to change their service from other wireless carriers as a result of wireless number portability. The future volume of any porting requests, and the processing costs related thereto, may increase U.S. Cellular’s operating costs in the future. Any of the above factors could have an adverse affect on U.S. Cellular’s competitive position, costs of obtaining new subscribers, liquidity, financial position and results of operations.

Investment and Other Income (Expense)

Investment and other income (expense) totaled ($11.0) million in 2003 and ($274.3) million in 2002, a $263.3 million decrease in expense.

Investment income was $37.2 million in 2003, a $6.5 million, or 21%, increase from $30.7 million in 2002. Investment income primarily represents U.S. Cellular’s share of net income from the markets managed by others that are accounted for by the equity method.

Interest expense totaled $47.5 million in 2003, a $16.5 million or 53%, increase from $31.0 million in 2002. Interest expense in 2003 is primarily related to Liquid Yield Option Notes ($7.0 million); U.S. Cellular’s 7.25% Notes ($13.9 million); U.S. Cellular’s 8.75% Notes ($8.5 million); U.S. Cellular’s revolving credit facilities with a series of banks ($7.9 million); U.S. Cellular’s contracts with a series of banks related to its investment in Vodafone AirTouch plc (ticker symbol “VOD”) (“forward contracts”) ($2.2 million); and U.S. Cellular’s Intercompany note with TDS (the “Intercompany Note”) ($6.5 million). Interest expense in 2002 was primarily related to Liquid Yield Option Notes ($6.6 million); the 7.25% Notes ($13.9 million); U.S. Cellular’s revolving credit facility entered into in 1997 with a series of banks (the “1997 Revolving Credit Facility”) ($3.9 million); U.S. Cellular’s 9% Series A Notes due (the “9% Series A Notes”)($2.4 million); the VOD forward contracts ($1.3 million); and the Intercompany Note ($1.3 million).

The Liquid Yield Option Notes are zero coupon convertible debentures which accrete interest at 6% annually, but do not require current cash payments of interest. All accreted interest is added to the outstanding principal balance on June 15 and December 15 of each year.

U.S. Cellular’s $250 million principal amount of 7.25% Notes are unsecured and become due in August 2007. Interest on the Notes is payable semi-annually on February 15 and August 15 of each year.

The 9% Series A Notes were issued to PrimeCo in a private placement and are due in August 2032. The notes are callable by U.S. Cellular at the principal amount after five years. Interest is payable quarterly. In November 2002, U.S. Cellular repaid $129.8 million of its 9% Series A Notes with proceeds from its 8.75% Senior Notes offering. U.S. Cellular repaid the remaining principal amount outstanding on its 9% Series A Notes in January 2003 with $40.7 million in cash, which was financed using U.S. Cellular’s revolving credit facilities.

In November 2002, U.S. Cellular sold $130 million of 8.75% Senior Notes. Interest is payable quarterly. The notes are callable by U.S. Cellular, at the principal amount plus accrued and unpaid interest, at any time on and after November 7, 2007. U.S. Cellular issued the 8.75% Senior Notes under the $500 million shelf registration statement on Form S-3 filed in May 2002.

For information regarding U.S. Cellular’s 1997 and 2002 Revolving Credit Facilities, see “Liquidity and Capital Resources – Revolving Credit Facilities.” For information regarding the forward contracts, see “Market Risk.” For information regarding the Intercompany Note, see “Certain Relationships and Related Transactions.”

Loss on investments totaled $3.5 million in 2003 and $278.9 million in 2002, a $275.4 million decrease. In 2003, a license impairment loss was recorded related to U.S. Cellular’s investment in a non-operational market in Florida that remains with U.S. Cellular after the exchange with AWE was completed. In 2002, U.S. Cellular recognized $244.7 million of other than temporary losses on its investments in VOD and Rural Cellular Corporation (“RCCC”) and recorded a $34.2 million writedown related to certain notes receivable.

Income Taxes

Income tax expense (benefit) totaled expense of $68.5 million in 2003 and a benefit of $3.9 million in 2002, a $72.4 million increase in expense. The overall effective tax rates were 51% in 2003 and 13% in 2002. The effective tax rates in 2003 and 2002 were impacted by the loss on assets held for sale and the losses on investments, which have different tax rates than U.S. Cellular’s overall operations. For an analysis of U.S. Cellular’s effective tax rates in 2003 and 2002, see Note 3 – Income Taxes.

TDS and U.S. Cellular are parties to a Tax Allocation Agreement, pursuant to which U.S. Cellular is included in a consolidated federal income tax return with other members of the TDS consolidated group.

For financial reporting purposes, U.S. Cellular computes federal income taxes as if it was filing a separate return as its own affiliated group and was not included in the TDS group.

As a result of the Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted in May of 2003, U.S. Cellular anticipates that it will claim additional federal tax depreciation deductions in 2003. Such additional depreciation deductions are expected to result in a federal net operating loss for U.S. Cellular for the full year of 2003; accordingly, U.S. Cellular anticipates it will have no current federal tax liability in 2003.

Cumulative Effect of Accounting Change

Cumulative effect of accounting change, net of tax added $4.1 million, or $.05 per diluted share, to income in 2002, reflecting U.S. Cellular’s change in its application of SAB No. 101. Effective January 1, 2002, U.S. Cellular began deferring expense recognition of a portion of its commission expenses, in the amount of activation fees revenue deferred. The cumulative effect in 2002 represents the aggregate impact of this accounting change for periods prior to 2002.

Net Income (Loss)

Net income (loss) totaled income of $56.2 million in 2003, an $85.1 million increase in income from a loss of $28.9 million in 2002. Diluted earnings (loss) per share was $0.65 in 2003, a $0.99 increase in income from ($0.34) in 2002.

Three Months Ended 9/30/03 Compared to Three Months Ended 9/30/02

Operating revenues totaled $657.3 million in the third quarter of 2003, an increase of $77.5 million, or 13%, from $579.8 million in 2002.

Retail service revenues increased $63.7 million, or 14%, to $507.0 million in 2003 from $443.3 million in 2002, primarily due to a 13% increase in U.S. Cellular’s average customer base and a 2% increase in average monthly retail service revenue per customer.

Inbound roaming revenue decreased $14.6 million, or 20%, to $59.6 million in 2003 from $74.2 million in 2002 for reasons generally the same as for the first nine months of 2003.

Long-distance and other revenues increased $18.1 million, or 41%, to $61.8 million in 2003 from $43.7 million in 2002 for reasons generally the same as for the first nine months of 2003.

Equipment sales revenue increased $10.4 million, or 56%, to $28.9 million in 2003 from $18.5 million in 2002. The increase in equipment sales revenues primarily reflects an increase in handset sales to agents, which began in the second quarter of 2002. Such handset sales to agents, net of all rebates, increased equipment sales revenues by approximately $9.7 million during 2003. Equipment sales to customers through U.S. Cellular’s non-agent channels increased $691,000, or 5%, from 2002. Gross customer activations from non-agent channels decreased 11% in 2003. U.S. Cellular increased its average price per handset in 2003, driving the increase in revenue despite the decline in gross customer activations.

Operating expenses totaled $560.3 million in the third quarter of 2003, an increase of $43.2 million, or 8%, from $517.1 million in 2002.

System operations expenses increased $17.4 million, or 13%, to $153.7 million in 2003 from $136.3 million in 2002 for reasons generally the same as for the first nine months of 2003.

Marketing and selling expenses increased $10.6 million, or 12%, to $101.6 million in 2003 from $91.0 million in 2002, primarily due to a $10.1 million increase in advertising expenses related to the continued marketing of the U.S. Cellular brand in the Chicago market and in preparation for the rollout of data services in the fourth quarter of 2003.

Cost of equipment sold increased $1.8 million, or 3%, to $53.4 million in 2003 from $51.6 million in 2002. The increase in 2003 is primarily due to the $6.1 million increase in costs related to the sale of handsets to agents beginning in the second quarter of 2002, partially offset by a decrease in cost of equipment sold from non-agent channels, which decreased by $4.4 million, or 14%, in 2003. The decrease in cost of equipment sold from non-agent channels primarily reflects the 11% decline in gross customer activations from non-agent channels in 2003.

Sales and marketing cost per gross customer activation increased $57, or 16%, to $405 in 2003 from $348 in 2002. Below is a summary of sales and marketing cost per gross customer activation for each period:

	Three Months Ended September 30,

	2003	2002 (Restated)

Components of cost (000s):
Marketing and selling expenses	$101,589	$91,060
Cost of equipment sold	53,383	51,595
Less equipment sales revenues	(28,903)	(18,546)
Less retention-related agent rebate reductions
of equipment sales revenues	(7,103)	(7,292)

Total costs	$118,966	$116,817
Gross customer activations (000s)	294	336

Sales and marketing cost per gross customer activation	$405	$348

General and administrative expenses increased $15.7 million, or 12%, to $150.9 million in 2003 from $135.2 million in 2002, primarily driven by the 13% increase in U.S. Cellular’s average customer base in 2003. Monthly general and administrative expenses per customer decreased less than 1% to $12.47 in 2003 from $12.52 in 2002. General and administrative expenses as a percent of service revenues were 24% both in 2003 and 2002.

Depreciation expense decreased $3.6 million, or 4%, to $89.8 million in 2003 from $93.4 million. Excluding the $15 million writeoff of certain analog radio equipment in the third quarter of 2002, depreciation expense increased 15% in 2003. Average fixed asset balances increased 24% in 2003.

Amortization of deferred charges and customer lists increased $2.8 million, or 30%, to $12.4 million in 2003 from $9.6 million in 2002, for reasons generally the same as for the first nine months of 2003.

Operating income increased $34.3 million, or 55%, to $97.0 million in 2003 from $62.7 million in 2002; operating income margins (as a percent of service revenues) totaled 15.4% in 2003 and 11.2% in 2002.

Investment and other (expense) totaled ($3.3) million in 2003 and ($33.7) million in 2002, a $30.4 million decrease in expense. Investment income decreased $1.7 million, or 13%, in 2003 to $11.3 million from $13.0 million as U.S. Cellular’s share of net income from the markets managed by others that are accounted for by the equity method decreased. Loss on investments totaled $34.2 million in 2002, as U.S. Cellular recognized a loss on the writedown of certain notes receivable.

Interest expense increased $2.3 million, or 17%, to $15.6 million in 2003 from $13.3 million in 2002, as U.S. Cellular’s average debt balances increased since September 2002, primarily to finance the USCOC of Chicago acquisition and subsequent operations and to fund capital expenditures.

Income tax expense totaled $47.4 million in 2003 and $15.5 million in 2002, a $31.9 million increase. For an analysis of U.S. Cellular’s effective tax rates in 2003 and 2002, see Note 3 – Income Taxes.

Net income totaled $41.7 million in 2003 compared to $11.0 million in 2002, a $30.7 million increase. Diluted earnings per share totaled $0.48 in 2003 and $0.13 in 2002, a $0.35 increase.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (“SFAS”) No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued in April 2003, and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” U.S. Cellular adopted the provisions of this Standard to contracts entered into or modified after June 30, 2003 and to hedging relationships designated after June 30, 2003. There was no effect on U.S. Cellular’s financial position or results of operations.

SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued in May 2003, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise beginning July 1, 2003. SFAS No. 150 requires freestanding financial instruments within its scope to be recorded as a liability in the financial statements. Freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase issuer’s equity shares and certain obligations to issue a variable number of issuer’s shares. As of September 30, 2003, U.S. Cellular has no freestanding financial instruments within the scope of SFAS No. 150 and therefore, this Statement did not have any effect on U.S. Cellular’s financial position or results of operations.

In addition, under SFAS No. 150, certain minority interests in consolidated entities with finite lives may meet the standard’s definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement assuming an orderly liquidation of the finite-lived entity, net of estimated liquidation costs (the “settlement value”). U.S. Cellular’s consolidated financial statements include such minority interests that meet the standard’s definition of mandatorily redeemable financial instruments. These mandatorily redeemable minority interests represent interests held by third parties in consolidated partnerships and limited liability companies (“LLCs”), where the terms of the underlying partnership or LLC agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the minority interest holders and U.S. Cellular in accordance with the respective partnership and LLC agreements. The termination dates of U.S. Cellular’s mandatorily redeemable minority interests range from 2042 to 2100.

On November 7, 2003, the FASB issued FASB Staff Position (“FSP”) No. FAS 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, ‘Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity’. The FSP indefinitely deferred the classification and measurement provisions of SFAS No. 150 related to the mandatorily redeemable minority interests associated with finite-lived subsidiaries, but retained the related disclosure provisions. The settlement value of U.S. Cellular’s mandatorily redeemable minority interests is estimated to be $99.0 million at September 30, 2003. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on September 30, 2003, net of estimated liquidation costs. This amount is being disclosed pursuant the requirements of FSP FAS150-3; U.S. Cellular has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at September 30, 2003 is $40.3 million, and is included in the balance sheet caption Minority Interest. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $58.7 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements under U.S. GAAP. The estimate of settlement value was based on certain factors and assumptions. Change in those factors and assumptions could result in a materially larger or smaller settlement amount.

The FASB plans to reconsider certain implementation issues and perhaps the classification or measurement guidance for mandatorily redeemable minority interests during the deferral period. The outcome of their deliberations cannot be determined at this point. Accordingly, it is possible that the FASB could require the recognition and measurement of our mandatorily redeemable minority interests at their settlement value at a later date.

FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” was issued in January 2003, and is effective for all variable interests in variable interest entities created after January 31, 2003, and is effective October 1, 2003 for variable interests in variable interest entities created before February 1, 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. U.S. Cellular has reviewed the provisions of FIN 46 and has determined that it will, as of the effective date of FIN 46, include in consolidated results the operations of an entity that it currently accounts for using the equity method of accounting. This change, pursuant to the adoption of FIN 46, is not anticipated to have a material impact on U.S. Cellular’s future financial position and results of operations.

FINANCIAL RESOURCES AND LIQUIDITY

U.S. Cellular operates a capital- and marketing-intensive business. In recent years, U.S. Cellular has generated cash from its operations, received cash proceeds from divestitures and used its short-term credit facilities to fund its network construction costs and operating expenses. U.S. Cellular anticipates further increases in wireless customers, revenues, operating expenses, cash flows from operating activities and fixed assets in the future. Cash flows may fluctuate from quarter to quarter depending on the seasonality of each of these growth factors.

The following is a discussion of U.S. Cellular’s cash flows for the first nine months of 2003 compared to the same period of 2002.

Cash flows from operating activities provided $422.1 million in 2003 and $463.6 million in 2002. Income excluding adjustments to reconcile income (loss) to net cash provided by operating activities, excluding noncash items and changes in assets and liabilities from operations, totaled $438.7 million in 2003 and $428.9 million in 2002. Changes in assets and liabilities from operations required $16.7 million in 2003 and provided $34.7 million in 2002, reflecting timing differences in the payment of accounts payable and accrued taxes and the receipt of accounts receivable. Income taxes and interest paid totaled $12.8 million in 2003 and $59.8 million in 2002.

The following table is a summary of the components of cash flows from operating activities.

	Nine Months Ended September 30,

	2003	2002

	(Dollars in thousands)
Net income (loss)	$56,210	$(28,917)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities	382,522	457,897

	438,732	428,980
Increase (decrease) due to changes in assets
and liabilities	(16,680)	34,668

	$422,052	$463,648

Cash flows from investing activities required $386.3 million in 2003 and $828.2 million in 2002. Cash required for property, plant and equipment and system development expenditures totaled $439.1 million in 2003 and $449.0 million in 2002. In 2003, these expenditures were financed primarily with internally generated cash and borrowings from U.S. Cellular’s revolving credit facilities. In 2002, these expenditures were financed primarily with internally generated cash. These expenditures primarily represent the construction of 384 and 263 cell sites in 2003 and 2002, respectively, as well as other plant additions and costs related to the development of U.S. Cellular’s office systems. In 2003 and 2002, these plant additions included approximately $47 million and $126 million, respectively, for the migration toward a single digital equipment platform. In both periods, other plant additions included significant amounts related to the replacement of retired assets and the changeout of analog equipment for digital equipment. Acquisitions, excluding cash received and bonds issued to the sellers of USCOC of Chicago, required $1.3 million in 2003 and required $451.5 million in 2002. Proceeds from the exchange transaction with AWE totaled $34.0 million in 2003. Cash distributions from wireless entities in which U.S. Cellular has an interest provided $21.2 million in 2003 and $25.0 million in 2002. In 2002, U.S. Cellular was refunded $47.6 million of its deposit with the Federal Communications Commission (“FCC”) related to the January 2001 FCC spectrum auction.

Cash flows from financing activities required $28.7 million in 2003 and provided $374.2 million in 2002. In 2003, U.S. Cellular repaid the remaining principal amount outstanding on its 9% Series A Notes with $40.7 million in cash, which was financed using U.S. Cellular’s revolving credit facilities. The 9% Series A Notes were issued to PrimeCo in a private placement in August 2002 and are now retired. In 2002, U.S. Cellular received $160.0 million from the monetization of its VOD investment through the forward contracts and received $105.0 million from TDS through the Intercompany Note and were used primarily to finance the USCOC of Chicago acquisition. In 2003 and 2002, U.S. Cellular repaid $269.3 million and $306.4 million, respectively, under its revolving credit facilities. In 2003 and 2002, U.S. Cellular borrowed $279.3 million and $422.4 million, respectively, under its revolving credit facilities.

Acquisitions and Divestitures

Acquisitions

U.S. Cellular assesses its wireless holdings on an ongoing basis in order to maximize the benefits derived from its operating markets. U.S. Cellular also reviews attractive opportunities for the acquisition of additional wireless spectrum.

On August 7, 2002, U.S. Cellular completed the acquisition of USCOC of Chicago for approximately $618 million, including certain working capital and other adjustments. U.S. Cellular financed the purchase using its 1997 Revolving Credit Facility, the $175 million 9% Series A Notes and the $105 million Intercompany Note with TDS. Net of cash acquired in the transaction and notes issued to the sellers of USCOC of Chicago, U.S. Cellular used cash totaling $431.9 million for the acquisition of USCOC of Chicago.

Additionally, in the first nine months of 2002, U.S. Cellular, through joint ventures, acquired majority interests in three PCS licenses for $18.0 million in cash.

Exchanges

On August 1, 2003, U.S. Cellular completed the transfer of its properties to AWE and the assignments to it by AWE of a portion of the PCS licenses covered by the agreement with AWE. On the initial closing date, U.S. Cellular also received approximately $34 million in cash and minority interests in six cellular markets it currently controls. Also on the initial closing date, U.S. Cellular transferred wireless assets and customers in 10 markets in Florida and Georgia to AWE. U.S. Cellular has deferred the assignment and development of certain licenses until later periods. When this transaction is fully consummated, U.S. Cellular will have received 10 and 20 megahertz (“MHz”) PCS licenses in 13 states contiguous to and that overlap existing properties in the Midwest and Northeast.

Divestitures

In the first nine months of 2003 and 2002, U.S. Cellular did not complete any material divestitures of wireless interests.

Liquidity and Capital Resources

Capital Expenditures

Anticipated capital expenditures requirements for 2003 primarily reflect U.S. Cellular’s plans for construction, system expansion, the execution of its plans to migrate to a single digital equipment platform and the buildout of certain of its PCS licensed areas. U.S. Cellular’s estimated capital spending for 2003 is $650 million to $670 million, of which $439 million of expenditures have been incurred as of September 30, 2003. These expenditures will primarily address the following needs:

•	Expand and enhance U.S. Cellular's coverage in its service areas.
•	Provide additional capacity to accommodate increased network usage by current customers.
•	Addition of digital service capabilities to its systems, including the migration toward a single digital equipment platform, Code Division Multiple Access (“CDMA”), from a mixture of CDMA and another digital technology, Time Division Multiple Access (“TDMA”).
•	Build out certain PCS licensed areas acquired in 2001, 2002 and 2003.
•	Enhance U.S. Cellular's office systems.

U.S. Cellular expects its overlay of existing technologies with CDMA to be largely completed during 2004. Capital expenditures related to this overlay to date have totaled approximately $262 million, and in total are expected to aggregate to no more than the estimated $385 million to $410 million planned for the entire project. U.S. Cellular has contracted with multiple infrastructure vendors to provide a substantial portion of the equipment related to the overlay.

U.S. Cellular expects capital expenditures related to the buildout of the PCS licensed areas it acquired in 2001-2003, including those included in the AWE transaction, to be substantial. U.S. Cellular plans to build networks to serve these licensed areas and launch commercial service in these areas over the next several years. Approximately $80 million of the estimated capital spending for 2003 is allocated to the buildout of certain of these licenses, and U.S. Cellular expects a significant portion of its capital spending over the next few years to be related to the buildout of PCS licensed areas.

Repurchase of Securities

U.S. Cellular, as market conditions warrant, may continue the repurchase of its common shares, on the open market or at negotiated prices in private transactions. There are 859,000 shares available to be repurchased under the most recent 1.4 million share authorization, which expires in December 2003. The repurchases of common shares will be funded by internal cash flow, supplemented by short-term borrowings and other sources.

U.S. Cellular’s board of directors has authorized management to opportunistically repurchase Liquid Yield Option Notes in private transactions. U.S. Cellular may also purchase a limited amount of Liquid Yield Option Notes in open-market transactions from time to time. U.S. Cellular’s Liquid Yield Option Notes are convertible, at the option of their holders, at any time prior to maturity, redemption or purchase, into USM Common Shares at a conversion rate of 9.475 USM Common Shares per Liquid Yield Option Note. Upon conversion, U.S. Cellular has the option to deliver to holders either USM Common Shares or cash equal to the market value of the USM Common Shares into which the Liquid Yield Option Notes are convertible. U.S. Cellular may redeem the Liquid Yield Option Notes for cash at the issue price plus accrued original issue discount through the date of redemption.

Revolving Credit Facilities and Long-Term Debt

U.S. Cellular is generating substantial cash from its operations and anticipates financing all of the 2003 obligations listed above with internally generated cash and with borrowings under U.S. Cellular’s revolving credit facilities as the timing of such expenditures warrants. U.S. Cellular had $21.9 million of cash and cash equivalents at September 30, 2003.

At September 30, 2003, $30 million of the 1997 Revolving Credit Facility and all $325 million of the 2002 Revolving Credit Facility, respectively, were unused and remained available to meet any short-term borrowing requirements.

The 1997 Revolving Credit Facility expires in August 2004 and provides for borrowings with interest at LIBOR plus a margin percentage based on U.S. Cellular’s credit rating, which was 19.5 basis points as of September 30, 2003 (for a rate of 1.32% as of September 30, 2003).

The 2002 Revolving Credit Facility expires in June 2007 and permits revolving loans on terms and conditions substantially similar to U.S. Cellular’s 1997 Revolving Credit Facility. The terms of the 2002 Revolving Credit Facility provide for borrowings with interest at LIBOR plus a margin percentage based on U.S. Cellular’s credit rating, which was 55 basis points as of September 30, 2003 (for a rate of 1.67% as of September 30, 2003).

The continued availability of these revolving lines of credit requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and to represent certain matters at the time of each borrowing. At September 30, 2003, U.S. Cellular was in compliance with all covenants and other requirements set forth in the revolving credit facilities. U.S. Cellular’s interest cost related to both lines of credit would increase if its credit rating goes down, which would increase its cost of financing, but such lines of credit would not cease to be available solely as a result of a decline in its credit rating.

A subsidiary of U.S. Cellular has entered into a number of variable prepaid forward contracts (“forward contracts”) related to the marketable equity securities that it holds. The forward contracts mature in May 2007 and, at U.S. Cellular’s option, may be settled in shares of the respective security or cash. U.S. Cellular has provided guarantees to the lenders which provide assurance to the lenders that all principal and interest amounts are paid upon settlement of the contracts by its subsidiary. If shares are delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the balance sheet. As of September 30, 2003, such deferred tax liabilities totaled $66.9 million.

Management believes that U.S. Cellular’s cash flows from operations and sources of external financing, including the above-referenced 1997 and 2002 Revolving Credit Facilities, provide sufficient financial flexibility for U.S. Cellular to meet both its short- and long-term needs. U.S. Cellular also may have access to public and private capital markets to help meet its long-term financing needs. U.S. Cellular anticipates issuing debt and equity securities when capital requirements (including acquisitions), financial market conditions and other factors warrant.

However, the availability of financial resources is dependent on economic events, business developments, technological changes, financial conditions or other factors, some of which are not in U.S. Cellular’s control. If at any time financing is not available on terms acceptable to U.S. Cellular, it might be required to reduce its business development and capital expenditure plans, which could have a materially adverse effect on its business and financial condition. U.S. Cellular does not believe that any circumstances that could materially adversely affect its liquidity or capital resources are currently reasonably likely to occur, but it cannot provide assurances that such circumstances will not occur or that they will not occur rapidly. Economic downturns, changes in financial markets or other factors could rapidly change the availability of U.S. Cellular’s liquidity and capital resources. Uncertainty of access to capital for telecommunications companies, further deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development and acquisition programs.

At September 30, 2003, U.S. Cellular is in compliance with all covenants and other requirements set forth in long-term debt indentures. U.S. Cellular does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future.

In June 2003, Moody’s Investors Service placed the debt ratings of U.S. Cellular and TDS, its parent U.S. Cellular, under review for possible downgrade. Moody’s has stated that the review will focus on “1) U.S. Cellular’s ability to improve its earnings and generate meaningful free cash flow given its substantial capital expenditure requirements, slowing industry subscriber growth rates, declining roaming revenues, intensifying competition and higher operating expenses associated with competition, increasing network usage and expansion of distribution channels and 2) the extent and timing of the de-leveraging of the balance sheet of TDS.” As of November 10, 2003, Moody’s had not completed and released the results of its review.

Off-Balance Sheet Arrangements

U.S. Cellular has no material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons (“off-balance sheet arrangements”), that may have or are reasonably likely to have a material current of future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 to the consolidated financial statements included in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2002.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from estimates under different assumptions or conditions.

U.S. Cellular’s management believes the following estimates reflect its more significant accounting policies and estimates used in the preparation of its consolidated financial statements. U.S. Cellular’s senior management has discussed the development of each of the following accounting policies and estimates and the following disclosures with the audit committee of U.S. Cellular’s board of directors.

Investment in Licenses and Goodwill

U.S. Cellular reported $1,111.8 million of investment in licenses and $549.8 million of goodwill at September 30, 2003 as a result of the acquisition of wireless licenses and markets. In addition, U.S. Cellular reported $47.2 million of deferred wireless licenses that are to be received when the AT&T Wireless transaction is completed.

Investments in licenses and goodwill must be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. U.S. Cellular performs the annual impairment review on investments in licenses and goodwill during the second quarter. There can be no assurance that, upon review at a later date, material impairment charges will not be required.

The intangible asset impairment test consists of comparing the fair value of the intangible asset to the carrying amount of the intangible asset. If the carrying amount exceeds the fair value, an impairment loss is recognized for the difference. The goodwill impairment test is a two-step process. The first step compares the fair value of the reporting unit, as identified in accordance with SFAS No. 142, to its carrying value. If the carrying amount exceeds the fair value, the second step of the test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. To calculate the implied fair value of goodwill, an enterprise allocates the fair value of the reporting unit to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities of the reporting unit is the implied fair value of goodwill. If the carrying amount exceeds the implied fair value, an impairment loss is recognized for that difference.

The fair value of an intangible asset and reporting unit goodwill is the amount at which that asset or reporting unit could be bought or sold in a current transaction between willing parties. Therefore, quoted market prices in active markets are the best evidence of fair value and should be used when available. If quoted market prices are not available, the estimate of fair value shall be based on the best information available, including prices for similar assets and the use of other valuation techniques. Other valuation techniques include present value analysis, multiples of earnings or revenue or a similar performance measure. The use of these techniques involve assumptions by management about factors that are highly uncertain, including future cash flows, the appropriate discount rate and other inputs. Different assumptions for these inputs could create materially different results.

U.S. Cellular tests goodwill for impairment at the level of reporting referred to as a reporting unit. U.S. Cellular has identified seven reporting units pursuant to paragraph 30 of SFAS No. 142. The seven reporting units represent seven geographic groupings of FCC licenses, constituting seven markets or service areas. U.S.

Cellular combines its FCC licenses into seven units of accounting for purposes of testing the licenses for impairment pursuant to EITF 02-7 and SFAS No. 142, using the same geographic groupings as its reporting units.

U.S. Cellular retained a third-party valuation firm to prepare valuations of the seven reporting units. A discounted cash flow (DCF) approach was used to value each of the reporting units, using value drivers and risks specific to each individual geographic region. The cash flow estimates incorporate assumptions that market participants would use in their estimates of fair value. Key assumptions made in this process were the selection of a discount rate, estimated future cash flow levels, projected capital expenditures, and selection of terminal values.

U.S. Cellular also retained a third party valuation firm to prepare valuations of the seven groupings of FCC licenses (units of accounting pursuant to EITF 02-7). The valuations were prepared using an excess earnings methodology, through the use of a DCF approach. This excess earnings methodology estimates the fair value of the intangible assets (FCC license units of accounting) by measuring the future cash flows of the license groups, reduced by charges for contributory assets such as working capital, trademarks, existing subscribers, fixed assets, assembled workforce and goodwill.

In the first quarter of 2003, a license impairment loss of $3.5 million was recorded related to U.S. Cellular’s investment in a non-operational market in Florida that will remain after the exchange with AT&T Wireless is completed. The annual impairment review of goodwill and license costs for 2003, completed in the second quarter, did not result in any impairment losses.

Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued in June 2001, and became effective for U.S. Cellular beginning January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. When the liability is initially recorded, the entity capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.

The calculation of the asset retirement obligation for U.S. Cellular is a critical accounting estimate because changing the factors used in calculating the obligation could result in larger or smaller estimated obligation that could have a significant impact on U.S. Cellular’s results of operations and financial condition. Such factors may include probabilities or likelihood of remediation, cost estimates, lease renewals and salvage values. Actual results may differ materially from estimates under different assumptions or conditions.

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Asset retirement obligations generally include costs to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located. U.S. Cellular is also generally required to return lease retail store premises and office space to their pre-existing conditions.

In its history, U.S. Cellular has not been required by any landlord to remediate any of its cell sites or switching locations co-located with cell sites. In addition, as zoning laws continue to become stricter, it is becoming more difficult to find areas to build new towers. U.S. Cellular believes that this difficulty increases the probability that the lessor will not require remediation of cell sites. U.S. Cellular also believes that the probability that it will opt out of a cell site or switching office lease is very low, because stricter zoning requirements are making it more difficult to find new locations for cell sites and switches. However, U.S. Cellular believes the probability of remediation on the retail store locations and office space is high.

U.S. Cellular determined that it had an obligation to remove long-lived assets in its retail sites and office locations as described by SFAS 143, and has recorded a liability and a related asset retirement obligation accretion expense. However, as these amounts are not material, the adoption of SFAS 143 did not have a material effect on its financial position and results of operations.

Income Taxes

The accounting for income taxes, the amounts of income tax assets and liabilities and the related income tax provision are critical accounting estimates because such amounts are significant to U.S. Cellular’s financial condition, changes in financial condition and results of operations.

The preparation of the consolidated financial statements requires U.S. Cellular to calculate its provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items, such as depreciation expense, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in U.S. Cellular’s consolidated balance sheet. U.S. Cellular must then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent management believes that recovery is not likely, establish a valuation allowance. Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Actual results may differ materially from estimates under different assumptions or conditions. U.S. Cellular’s current net deferred tax asset, included in Other current assets on its consolidated balance sheet, was $9.8 million as of September 30, 2003, representing primarily the deferred tax effects of the allowance for doubtful accounts on accounts receivable.

The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of September 30, 2003 are as follows:

September 30, 2003

(Dollars in thousands)
Deferred Tax Asset
Net operating loss carryforward	$13,731
Derivative investments	7,001
Unearned revenue	6,856
Other	11,248

38,836
Less valuation allowance	9,333

Total Deferred Tax Asset	29,503

Deferred Tax Liability
Property, plant and equipment	293,565
Licenses	156,642
Marketable equity securities	66,885

Total Deferred Tax Liability	517,092

Net Deferred Income Tax Liability	$487,589

The valuation allowance relates to state net operating loss carryforwards and the federal operating loss carryforwards for those subsidiaries not included in the federal income tax return since it is more than likely that a portion will expire before such carryforwards can be utilized.

The deferred income tax liability relating to marketable equity securities of $66.9 million at September 30, 2003 represents deferred income taxes calculated on the difference between the book basis and the tax basis of the marketable securities. Income taxes will be payable when U.S. Cellular sells the marketable equity securities.

U.S. Cellular is routinely subject to examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. U.S. Cellular periodically assesses the likelihood of adjustments to its tax liabilities resulting from these examinations to determine the adequacy of its provision for income taxes, including related interest. Management’s judgment is required in assessing the eventual outcome of these examinations. Changes to such assessments affect the calculation of U.S. Cellular’s income tax expense. The IRS has completed audits of U.S. Cellular’s federal income tax returns (through its parent company – TDS) for tax years through 1996.

In the event of an increase in the value of tax assets or a decrease in the value of tax liabilities,

U.S. Cellular would decrease the income tax expense or increase the income tax benefit by an equivalent amount. In the event of a decrease in the value of tax assets or an increase in the value of tax liabilities, U.S. Cellular would increase the income tax expense or decrease the income tax benefit by an equivalent amount.

The Jobs & Growth Tax Relief Reconciliation Act of 2003, enacted in May 2003, provides for increases in bonus depreciation from 30% to 50% and extends the bonus depreciation provisions until December 31, 2004. U.S. Cellular expects to take advantage of the new rules. Such additional depreciation deductions are expected to result in a federal net operating loss for U.S. Cellular in 2003.

OUTLOOK

This outlook section summarizes U.S. Cellular’s expectations for 2003. Notwithstanding U.S. Cellular’s expectations regarding its ability to deliver these results, U.S. Cellular can never be certain that future revenues or earnings will be achieved at any particular level. Estimates of future financial performance are forward-looking statements and are subject to uncertainty created by the risk factors otherwise identified under “Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement.”

U.S. Cellular has reviewed its forward-looking guidance and revised the guidance for the year 2003 as follows:

2003 Outlook

Net customer additions	450,000 - 475,000
Service revenues	$2.35 - $2.4 billion
Depreciation and amortization expenses	$435 - $440 million
Operating income *	$180 - $200 million
Capital spending	$650 - $670 million

*  Includes $26 million in operating expenses related to loss on assets held for sale resulting from the AWE exchange.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 2002, U.S. Cellular entered into a loan agreement with TDS under which it borrowed $105 million, which was used for the purchase of the Chicago market. The loan bears interest at an annual rate of 8.1%, payable quarterly, and becomes due in August 2008, with prepayments optional. The terms of the loan do not contain covenants that are more restrictive than those included in U.S. Cellular’s senior debt, except that the loan agreement provides that U.S. Cellular may not incur senior debt in an aggregate principal amount in excess of $325 million unless it obtains the consent of TDS as lender. The loan is subordinated to the 2002 Revolving Credit Facility. U.S. Cellular’s Board of Directors, including independent directors, approved the terms of this loan and determined that such terms were fair to U.S. Cellular and all of its shareholders.

U.S. Cellular is billed for all services it receives from TDS, pursuant to the terms of various agreements between U.S. Cellular and TDS. The majority of these billings are included in U.S. Cellular’s general and administrative expenses. Some of these agreements were established at a time prior to U.S. Cellular’s initial public offering when TDS owned more than 90% of U.S. Cellular’s outstanding capital stock and may not reflect terms that would be obtainable from an unrelated third party through arms-length negotiations. The principal arrangements that affect U.S. Cellular’s operations are described in Item 13 of U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2002. Management believes the method TDS uses to allocate common expenses is reasonable and that all expenses and costs applicable to U.S. Cellular are reflected in U.S. Cellular’s financial statements on a basis which is representative of what they would have been if U.S. Cellular operated on a stand-alone basis.

The following persons are partners of Sidley Austin Brown & Wood, the principal law firm of U.S. Cellular and its subsidiaries: Walter C. D. Carlson, a director of U.S. Cellular, a director and non-executive Chairman of the Board of Directors of TDS and a trustee and beneficiary of a voting trust that controls TDS; William S. DeCarlo, the General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the General Counsel and/or an Assistant Secretary of U.S. Cellular and certain other subsidiaries of TDS. Walter C. D. Carlson does not provide legal services to TDS, U.S. Cellular or their subsidiaries.

OTHER MATTERS

The Securities and Exchange Commission (“SEC”) Division of Corporation Finance routinely sends public companies comment letters relating to their filings with the SEC. In September 2003, U.S. Cellular received a comment letter from the staff of the SEC regarding its review of the U.S. Cellular 2002 annual report on Form 10-K and quarterly reports on Form 10-Q for the periods ended March 31 and June 30, 2003. The comments principally ask U.S. Cellular to provide additional information to the SEC and to make additional disclosures in its Forms 10-K and 10-Q on a prospective basis. The letter did not request U.S. Cellular to amend any previously filed reports. U.S. Cellular responded to the SEC’s comment letter in November 2003. U.S. Cellular provided responses to the SEC comments, provided supplemental information and agreed to provide certain additional information and disclosures in its future filings with the SEC. U.S. Cellular has, to the extent applicable, included additional disclosures in this Form 10-Q that are intended to address matters raised by the SEC. U.S. Cellular has not received additional correspondence from the SEC in reply to its response to the comment letter. There can be no assurance that the SEC will not have further comments or make additional requests.

-39-

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY STATEMENT

This Management’s Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Quarterly Report contain statements that are not based on historical fact, including the words “believes”, “anticipates”, “intends”, “expects”, and similar words. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following risks:

•	Increases in the level of competition in the markets in which U.S. Cellular operates could adversely affect U.S. Cellular’s revenues or increase its costs to compete.
•	Advances or changes in telecommunications technology could render certain technologies used by U.S. Cellular obsolete or could increase U.S. Cellular’s cost of doing business.
•	Changes in the telecommunications regulatory environment, related to wireless number portability and E-911 services in particular, could adversely affect U.S. Cellular’s financial condition or results of operations or ability to do business.
•	Changes in the supply or demand of the market for wireless licenses, adverse developments in U.S. Cellular’s business or the wireless industry and/or other factors could result in an impairment of the value of U.S. Cellular’s investment in licenses, goodwill and/or physical assets, which may require U.S. Cellular to write down the value of such assets.
•	Conversions of Liquid Yield Option Notes, early redemptions of debt or repurchases of debt, changes in prepaid forward contracts, operating leases, purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations to be different from the amounts presented.
•	Changes in accounting standards or U.S. Cellular’s accounting policies, estimates and/or the assumptions underlying the accounting estimates, including those described under Critical Accounting Policies, could have a material effect on U.S. Cellular’s financial condition, changes in financial condition and results of operations.
•	Settlements, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending or future litigation could have an adverse effect on U.S. Cellular’s financial condition, results of operations or ability to do business.
•	Costs, integration problems or other factors associated with acquisitions/divestitures of properties and or licenses could have an adverse effect on U.S. Cellular’s financial condition or results of operations.
•	Changes in prices, the number of wireless customers, average revenue per unit, penetration rates, churn rates, marketing and selling expenses and retention costs associated with wireless number portability, roaming rates and the mix of products and services offered in wireless markets could have an adverse effect on U.S. Cellular’s operations.
•	Comments from the SEC and/or changes in guidance or interpretations of accounting requirements could require amendments to or restatements of disclosures or financial information included in this or prior filings with the SEC.
•	Continued uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions, changes in U.S. Cellular’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development and acquisition programs.
•	Changes in the income tax rates or tax laws, regulations or rulings could have an adverse effect on U.S. Cellular’s financial condition and results of operations.
•	War, conflicts, hostilities and/or terrorist attacks could have an adverse effect on U.S. Cellular’s business.
•	Changes in general economic and business conditions, both nationally and in the markets in which U.S. Cellular operates, could have an adverse effect on U.S. Cellular’s business.

U.S. Cellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

U.S. Cellular is subject to market rate risks due to fluctuations in interest rates and equity markets. U.S. Cellular currently has both fixed-rate and variable-rate long-term debt instruments, with original maturities ranging from five to 30 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. As of September 30, 2003, U.S. Cellular has not entered into financial derivatives to reduce its exposure to interest rate risks.

U.S. Cellular maintains a portfolio of available for sale marketable equity securities, which resulted from the sale of non-strategic investments. The market value of these investments, principally VOD ADRs, amounted to $211.2 million at September 30, 2003 and $186.0 million at December 31, 2002. As of September 30, 2003, U.S. Cellular had recorded an unrealized holding gain, net of tax, of $30.9 million in accumulated other comprehensive income. Management continues to review the valuation of the investments on a periodic basis.

A subsidiary of U.S. Cellular has entered into a number of forward contracts related to the marketable equity securities that it holds. U.S. Cellular has provided guarantees to the lenders which provide assurance to the lenders that all principal and interest amounts are paid upon settlement of the contracts by its subsidiary. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decrease in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”). The downside risk is hedged at or above the accounting cost basis, thereby eliminating the risk of an other than temporary loss being recorded on the contracted securities.

Under the terms of the forward contracts, U.S. Cellular will continue to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts mature in May 2007 and, at U.S. Cellular’s option, may be settled in shares of the respective security or in cash, pursuant to formulas that “collar” the price of the shares. The collars effectively limit U.S. Cellular’s downside risk and upside potential on the contracted shares. The collars could be adjusted for any changes in dividends on the contracted shares. The forward contracts may be settled in shares of the marketable equity security or in cash upon expiration of the forward contract. If shares are delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. If U.S. Cellular elects to settle in cash, it will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula. If U.S. Cellular elects to settle in shares, it will be required to deliver the number of shares of the contracted security determined pursuant to the formula.

Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the balance sheet. As of September 30, 2003, such deferred tax liabilities totaled $66.9 million.

The following table summarizes certain facts relating to the contracted securities.

		Collar

Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount September 30, 2003 (000s)

Vodafone	10,245,370	$15.07-$16.07	$21.56-$23.25	$ 159,856

The following analysis presents the hypothetical change in the fair value of U.S. Cellular’s marketable equity securities and derivative instruments at September 30, 2003, assuming the same hypothetical price fluctuations of plus and minus 10%, 20% and 30%. The table presents hypothetical information as required by Securities and Exchange Commission rules. Such information should not be inferred to suggest that U.S. Cellular has any intention of selling any marketable securities or canceling any derivative instruments.

($ in thousands)	Valuation of investments assuming indicated decrease			September 30, 2003	Valuation of investments assuming indicated increase
	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%

Marketable Equity
Securities	147,824	168,942	190,060	211,178	232,295	253,413	274,531
Derivative
Instruments (1)	29,466	14,491	(709)	(17,724)	(32,437)	(49,028)	(66,149)

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

(b)     Changes in internal controls over financial reporting. There was no change in U.S. Cellular’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

-42-

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

    U.S. Cellular is involved in a number of legal proceedings before the FCC and various state and federal courts. In some cases, the litigation involves disputes regarding rights to certain wireless telephone systems and other interests. U.S. Cellular does not believe that any of these proceedings should have a material adverse impact on U.S. Cellular.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit 11 — Statement regarding computation of per share earnings is included herein as Note 7 to the financial statements.

Exhibit 12 — Statement regarding computation of ratios.

Exhibit 31.1 — Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)	Reports on Form 8-K filed during the quarter ended September 30, 2003:

U.S. Cellular furnished a Current Report on Form 8-K dated July 23, 2003, for the purpose of furnishing U.S. Cellular's second quarter 2003 earnings release.

-43-
SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date November 12, 2003	/s/ John E. Rooney
John E. Rooney President (Chief Executive Officer)

Date November 12, 2003	/s/ Kenneth R. Meyers
Kenneth R. Meyers Executive Vice President-Finance and Treasurer (Chief Financial Officer)

Date November 12, 2003	/s/ Thomas S. Weber
Thomas S. Weber Vice President and Controller (Principal Accounting Officer)