Form 10-Q/A
period 2003-03-31
UNITED STATES CELLULAR CORP
filed 2004-02-17
CIK 821130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Registrant’s telephone number, including area code: (773) 399-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003
Common Shares, $1 par value	53,125,817 Shares
Series A Common Shares, $1 par value	33,005,877 Shares

EXPLANATORY NOTE

United States Cellular Corporation (“U.S. Cellular”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2003 (the “Quarterly Report”), to amend Item 1 “Financial Statements,” Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 3 “Quantitative and Qualitative Disclosures about Market Risk” contained in Part I “Financial Information” of the Quarterly Report and Item 6 “Exhibits and Reports of Form 8-K” contained in Part II “Other Information” of the Quarterly Report.

U.S. Cellular is filing this amendment in response to a comment letter received from the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”).  This report revises the disclosures related to U.S. Cellular’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations” and restates the financial statements in response to such comments.  The SEC also requested additional disclosures be included in future filings which have been incorporated into this amendment.  Such additional disclosures include, but are not limited to, defining the calculation of certain statistics, deleting acronyms, including total dollars in narratives, revising the captions of the statement of operations, disclosing the composition of selling and marketing cost per gross customer activation and disclosing additional information on critical accounting policies and estimates.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the U.S. Cellular principal executive officer and principal financial officer are being filed with this Form 10-Q/A.

Except as expressly stated herein, this amendment does not update any of the disclosures contained in the original filing to reflect any events that occurred after the original filing date of May 14, 2003.  The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

UNITED STATES CELLULAR CORPORATION

1ST QUARTER REPORT ON FORM 10-Q/A

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
	2003	2002
	(As Restated)	(As Restated)
	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$564,601	$461,113
Equipment sales	31,313	17,307
Total Operating Revenues	595,914	478,420
OPERATING EXPENSES
System operations (excluding Depreciation shown separately below)	137,965	107,921
Marketing and selling	108,921	79,226
Cost of equipment sold	64,765	30,367
General and administrative	157,449	108,478
Depreciation	94,900	65,977
Amortization and accretion	14,677	6,775
Loss on assets held for sale	23,500	—
Total Operating Expenses	602,177	398,744
OPERATING INCOME (LOSS)	(6,263)	79,676

INVESTMENT AND OTHER INCOME
Investment income	12,378	10,461
Interest and dividend income	570	1,037
Other income (expense), net	(309)	357
Interest (expense)	(15,454)	(9,030)
(Loss) on investments	(3,500)	—
Total Investment and Other Income (Expense)	(6,315)	2,825
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(12,578)	82,501
Income tax expense (benefit)	(1,149)	35,675

INCOME (LOSS) BEFORE MINORITY INTEREST	(11,429)	46,826
Minority share of income	(3,229)	(2,433)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES	(14,658)	44,393
Cumulative effect of accounting changes, net of tax	(14,346)	4,097
NET INCOME (LOSS)	$(29,004)	$48,490

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	86,121	86,053
BASIC EARNINGS (LOSS) PER SHARE (Note 6)
Income (Loss) Before Cumulative Effect of Accounting Changes	$(0.17)	$0.52
Cumulative Effect of Accounting Changes	(0.17)	0.04
Net Income (Loss)	$(0.34)	$0.56

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	86,121	89,187
DILUTED EARNINGS (LOSS) PER SHARE (Note 6)
Income (Loss) Before Cumulative Effect of Accounting Changes	$(0.17)	$0.51
Cumulative Effect of Accounting Changes	(0.17)	0.05
Net Income (Loss)	$(0.34)	$0.56

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2003	2002
	(As Restated)	(As Restated)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(29,004)	$48,490
Add (Deduct) adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, amortization and accretion	109,577	72,752
Deferred income tax provision	(1,627)	9,778
Investment income	(12,378)	(10,461)
Minority share of income	3,229	2,433
Cumulative effect of accounting changes	14,346	(4,097)
Loss on assets held for sale	23,500	—
Loss on investments	3,500	—
Other noncash expense	2,813	2,734
Changes in assets and liabilities
Change in accounts receivable	57,527	26,939
Change in inventory	(22,057)	23,421
Change in accounts payable	(53,819)	(32,672)
Change in accrued interest	(2,266)	(4,353)
Change in accrued taxes	12,700	26,869
Change in customer deposits and deferred revenues	6,783	3,949
Change in other assets and liabilities	(10,919)	6,449
	101,905	172,231

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(138,837)	(90,852)
System development costs	(2,089)	(9,223)
Acquisitions, excluding cash acquired	—	(17,050)
Distributions from unconsolidated entities	13,615	3,878
Other investing activities	(2,744)	(1,263)
	(130,055)	(114,510)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable	72,000	—
Repayment of notes payable	—	(31,000)
Repurchase of long-term debt	(40,680)	—
Capital (distributions) to minority partners	(316)	(2,653)
Other financing activities	170	227
	31,174	(33,426)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,024	24,295

CASH AND CASH EQUIVALENTS-
Beginning of period	14,864	28,941
End of period	$17,888	$53,236

The accompanying notes to consolidated financial statements

are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	March 31, 2003	December 31, 2002
	(As Restated)
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents
General funds	$17,676	$14,155
Affiliated cash equivalents	212	709
	17,888	14,864

Accounts Receivable
Customers, less allowance of $17,591 and $17,866, respectively	175,475	220,430
Roaming	38,494	53,545
Other	31,936	41,276
Inventory	76,563	55,490
Prepaid expenses	21,897	19,749
Prepaid income taxes	17,663	26,610
Collateral investment pledged (Note 7)	32,200	—
Other current assets	21,586	21,309
	433,702	453,273
INVESTMENTS
Licenses	979,760	1,038,556
Goodwill	546,702	643,629
Customer lists, net of accumulated amortization of $11,055 and $6,567, respectively	35,599	40,087
Marketable equity securities	156,394	185,961
Marketable equity securities – loaned	30,610	—
Investments in unconsolidated entities	161,708	161,451
Notes and interest receivable – long-term	6,568	7,287
	1,917,341	2,076,971
PROPERTY, PLANT AND EQUIPMENT
In service and under construction	3,110,272	3,085,583
Less accumulated depreciation	1,090,804	1,051,792
	2,019,468	2,033,791
DEFERRED CHARGES
System development costs, net of accumulated amortization of $95,164 and $89,320, respectively	108,892	114,642
Other, net of accumulated amortization of $5,363 and $5,023, respectively	20,704	21,164
	129,596	135,806

ASSETS OF OPERATIONS HELD FOR SALE	226,422	—

Total Assets	$4,726,529	$4,699,841

The accompanying notes to consolidated financial statements

are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	March 31, 2003	December 31, 2002
	(As Restated)
	(Dollars in thousands)
CURRENT LIABILITIES
9% senior notes	$—	$45,200
Notes payable	532,000	460,000
Accounts payable
Affiliates	6,436	4,958
Trade	242,275	301,929
Customer deposits and deferred revenues	86,676	82,639
Accrued interest	4,903	9,295
Accrued taxes	27,814	24,401
Accrued compensation	22,066	30,279
Collateral loan payable (Note 7)	32,200	—
Other current liabilities	19,651	20,323
	974,021	979,024

LONG-TERM DEBT
Long-term debt-affiliated	105,000	105,000
6% zero coupon convertible debentures	150,829	148,604
7.25% notes	250,000	250,000
8.75% notes	130,000	130,000
Variable prepaid forward contracts	159,856	159,856
Other	13,000	13,000
	808,685	806,460
DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	415,115	424,728
Asset retirement obligation	56,187	—
Derivative liability	5,635	8,709
Other	10,915	10,818
	487,852	444,255

LIABILITIES OF OPERATIONS HELD FOR SALE	9,823	—

MINORITY INTEREST	57,484	55,068

COMMON SHAREHOLDERS’ EQUITY
Common Shares, par value $1 per share; authorized 140,000,000 Shares; issued and outstanding 55,046,268 shares	55,046	55,046
Series A Common Shares, par value $1 per share; authorized 50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006
Additional paid-in capital	1,306,510	1,307,185
Treasury Shares, at cost, 1,920,739 and 1,932,322 shares, respectively	(116,479)	(117,262)
Accumulated other comprehensive income	12,831	10,307
Retained earnings	1,097,750	1,126,752
	2,388,664	2,415,034
Total Liabilities and Shareholders’ Equity	$4,726,529	$4,699,841

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

U.S. Cellular adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” in January 2003.  In the fourth quarter of 2003, U.S. Cellular revised the probability that its lease cell sites would require remediation resulting in U.S. Cellular restating its financial statements for the three months ended March 31, 2003.  See Note 5 – Cumulative Effect of Accounting Changes and Note 14 – Restatement of Financial Statements.

U.S. Cellular made changes to its accounting policies which required it to restate certain items on its income statement for the first quarter of 2002.  Other than the cumulative effect of the accounting change, none of the above changes had an impact on operating income, net income (loss) or earnings (loss) per share.  See Note 5 – Cumulative Effect of Accounting Changes.

2.               Summary of Significant Accounting Policies

Asset Retirement Obligation (as restated)

SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued in June 2001, and became effective for U.S. Cellular beginning January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. When the liability is initially recorded, the entity capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the obligation, any difference between the cost to retire the asset and the liability recorded is recognized in the statement of operations as a gain or loss.

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations.  Legal obligations include obligations to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located.  U.S. Cellular is also required to return lease retail store premises and office space to their pre-existing conditions.

U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS 143, and recorded a $54.4 million liability upon adoption.  U.S. Cellular also recorded a charge for a non-cash cumulative change in accounting principle of $14.3 million representing accumulated accretion and depreciation through December 31, 2002.  The asset retirement obligation increased by $1.8 million to $56.2 million as of March 31, 2003.

The increase was due to additional liabilities incurred of $0.7 million and accretion of $1.1 million.  See Note 14 – Restatement of Financial Statements for a discussion of the periodic impact due to accretion and depreciation.

In accordance with the transition rules of SFAS No. 143, the following pro forma amounts show the effect of the retroactive application of the change in accounting principle for the adoption of SFAS No. 143:

	Three months ended March 31,
	2003	2002
Actual
Net income (loss)	$(29,004)	$48,490
Basic earnings per share	$(0.34)	$0.56
Diluted earnings per share	$(0.34)	$0.56

Pro forma
Net income (loss)	$(14,658)	$36,528
Basic earnings per share	$(0.17)	$0.42
Diluted earnings per share	$(0.17)	$0.42

	At December 31, 2002	At January 1, 2002
Pro forma
Asset Retirement Obligation	$54,438	$45,246

Securities Lending

U.S. Cellular has entered into a securities lending agreement with an investment bank related to 1.7 million Vodafone AirTouch plc American Depositary Receipts (Vodafone ADRs) pursuant to which U.S. Cellular requires the investment bank to provide collateral not less than the value of the loaned securities, as adjusted for any changes in the underlying loaned securities.  U.S. Cellular accounts for securities loan agreements as secured borrowings in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  At the time securities are loaned, U.S. Cellular reclassifies the securities from Marketable Equity Securities to Marketable Equity Securities — Loaned on the balance sheet. See Note 7 — Marketable Equity Securities for further discussion of the securities loan agreements.

Assets and Liabilities of Operations Held for Sale

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless Services, Inc. (“AT&T Wireless”) to exchange wireless properties. U.S. Cellular will receive 10 and 20 megahertz personal communications service licenses in 13 states, approximately $31 million in cash (excluding any working capital adjustment) and minority interests in six markets it currently controls. U.S. Cellular will transfer wireless assets and customers in 10 markets in Florida and Georgia to AT&T Wireless. The transaction is subject to regulatory approvals. The closing of the transfer of U.S. Cellular properties and the assignment to U.S. Cellular of most of the personal communications service licenses is expected to occur in the third quarter of 2003.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the balance sheet for March 31, 2003 reflects the assets and liabilities of the wireless properties to be transferred to AT&T Wireless as assets and liabilities of operations held for sale.

The assets and liabilities of the markets to be transferred have been presented separately in the asset and liability sections of the balance sheet.  The revenues and expenses of these markets are included in operations.  See Note 9 - Assets and Liabilities of Operations Held for Sale for a summary of assets and liabilities of the markets to be disposed of.

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

	Three Months Ended March 31,
	2003	2002
	As Restated
	(Dollars in thousands, except per share amounts)
Net Income (Loss)
As Reported	$(29,004)	$48,490
Pro Forma Expense	(1,324)	(1,199)
Pro Forma Net Income (Loss)	$(30,328)	$47,291

Basic Earnings Per Share from Net Income (Loss)

As Reported	$(0.34)	$0.56
Pro Forma Expense Per Share	(0.02)	(0.01)
Pro Forma Basic Earnings Per Share	$(0.36)	$0.55

Diluted Earnings Per Share from Net Income (Loss)

As Reported	$(0.34)	$0.56
Pro Forma Expense Per Share	(0.02)	(0.02)
Pro Forma Diluted Earnings Per Share	$(0.36)	$0.54

3.               Income Taxes

Net income (loss) includes losses from investments, losses on assets held for sale and cumulative effect of accounting changes for the three months ended March 31, 2003 and 2002. The following table summarizes the effective income tax (benefit) rates in each of the periods from net income excluding losses and from net income.

	Three Months Ended March 31,
	2003	2002
	As Restated
Effective Tax Rate From
Operations excluding losses on investments and assets held for sale	41.6%	43.2%
Losses on investments and assets held for sale	(26.5)%	—%
Net Income (Loss)	(9.1)%	43.2%

4.               (Loss) on Investments

U.S. Cellular has reported a loss on investments of $3.5 million ($2.1 million after taxes of $1.4 million). A license impairment loss was recorded related to the investment in a non-operational market in Florida that will remain with U.S. Cellular after the exchange with AT&T Wireless is completed.

5.               Cumulative Effect of Accounting Changes (as restated)

Effective January 1, 2003, U.S. Cellular adopted SFAS No.143, “Accounting for Asset Retirement Obligations” and recorded the initial liability for legal obligations associated with an asset retirement.  The cumulative effect of the implementation of this accounting standard on periods prior to 2003 was recorded in the first quarter of 2003, decreasing net income by $14.3 million, net of tax and minority interest, or $0.17 per basic and diluted share.

Effective January 1, 2002, U.S. Cellular changed its method of accounting for commissions expenses related to customer activations and began deferring expense recognition of a portion of commissions expenses in the amount of activation fees revenue deferred.  The cumulative effect of this accounting change on periods prior to 2002 was recorded in the first quarter of 2002, increasing net income by $4.1 million, net of tax and minority interest, or $.05 per diluted share. First quarter 2002 results have been restated for this accounting change and cumulative effect. The effect on the first quarter of 2002 was to reduce commissions expenses by $830,000 and therefore increase operating income by $830,000, increase income tax expense by $329,000 and increase net income by $501,000.

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

The amounts used in computing Earnings per Common and Series A Common Shares and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

	Three Months Ended March 31,
	2003	2002
	As Restated
	(Dollars and shares in thousands)
Basic Earnings per Share:
Income (Loss) Before Cumulative Effect of Accounting Changes	$(14,658)	$44,393
Cumulative Effect of Accounting Changes	(14,346)	4,097
Net Income (Loss) used in Basic Earnings per Share	$(29,004)	$48,490
Diluted Earnings per Share:
Income (Loss) Before Cumulative Effect of Accounting Changes	$(14,658)	$44,393
Interest expense eliminated as a result of the pro forma Conversion of Convertible Debentures, net of tax	—	1,190
Income (Loss) used in Diluted Earnings per Share	(14,658)	45,583
Cumulative Effect of Accounting Changes	(14,346)	4,097
Net Income (Loss) used in Diluted Earnings per Share	$(29,004)	$49,680

Weighted Average Number of Common Shares used in Basic Earnings per Share	86,121	86,053
Effect of Dilutive Securities:
Stock options and stock appreciation rights (1)	—	189
Conversion of Convertible Debentures (1)	—	2,945
Weighted Average Number of Common Shares used in Diluted Earnings per Share	86,121	89,187

Basic Earnings per Share:
Income (Loss) Before Cumulative Effect of Accounting Changes	$(0.17)	$0.52
Cumulative Effect of Accounting Changes	(0.17)	0.04
	$(0.34)	$0.56

Diluted Earnings per Share:
Income (Loss) Before Cumulative Effect of Accounting Changes	$(0.17)	$0.51
Cumulative Effect of Accounting Changes	(0.17)	0.05
	$(0.34)	$0.56

(1) Stock options and conversion of convertible debentures were not included in computing Diluted Earnings per Share in 2003 because their effects were antidilutive.

7.               Marketable Equity Securities

U.S. Cellular and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile share prices.  U.S. Cellular does not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, exchanges or reorganizations of other investments.  The market values of the marketable securities may fall below the accounting cost basis of such securities.  If management determines the decline in value of the marketable securities to be “other than temporary”, any unrealized loss included in accumulated other comprehensive income is recognized and recorded as a loss in the statement of operations.

U.S. Cellular and its subsidiaries have entered into a number of forward contracts related to the marketable equity securities that they hold. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities  while retaining a share of gains from increases in the market prices of such securities. The downside risk is hedged at or above the accounting cost basis thereby eliminating the risk of an other than temporary loss being recorded on these contracted securities.

Information regarding U.S. Cellular’s marketable equity securities is summarized below.

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
Marketable Equity Securities
Vodafone Group Plc 8,565,370 and 10,245,370 American Depositary Receipts (“ADRs”)	$156,060	$185,646
Rural Cellular Corporation 370,882 Common Shares	334	315
	156,394	185,961
Marketable Equity Securities – Loaned Vodafone AirTouch plc – 1,680,000 ADRs	30,610	—
Aggregate Fair Value	187,004	185,961
Accounting Cost Basis*	160,161	160,362
Gross Unrealized Holding Gains (Losses)	26,843	25,599
Tax Effect	(10,603)	(10,111)
Net Unrealized Holding Gains (Losses)	16,240	15,488
Derivative Accounting, net of tax	(3,409)	(5,181)
Accumulated Other Comprehensive Income (Loss)	$12,831	$10,307

*The accounting cost basis of the marketable equity securities was reduced by an other-than-temporary loss of $201,000 recognized related to U.S. Cellular’s investment in Rural Cellular Corporation during 2003. This loss is recorded in Other income (expense), net.

U.S. Cellular has entered into a securities loan agreement with an investment bank related to 1,680,000 of its Vodafone American Depositary Receipts. Under the terms of the securities loan agreement, both U.S. Cellular and the investment bank have the right to terminate the loan at any time, providing necessary time for share settlement (three business days). The investment bank is required to provide collateral that will be adjusted periodically to be not less than 100% of the fair market value of the loaned securities. U.S. Cellular earns a loan fee on the securities loaned.

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

8.               Goodwill

The changes in the carrying amount of goodwill for the quarters ended March 31, 2003 and 2002 were as follows:

	March 31, 2003	March 31, 2002
	(Dollars in thousands)
Balance, beginning of period	$643,629	$473,975
Allocation to assets of operations held for sale (1)	(93,658)	—
Other	(3,269)	—
Balance, end of period	$546,702	$473,975

(1)   See Note 9 – Assets and Liabilities of Operations Held for Sale for discussion of allocation.

9.               Assets and Liabilities of Operations Held for Sale

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless to exchange wireless properties. U.S. Cellular will receive 10 and 20 megahertz personal communications service licenses in 13 states, representing 12.2 million incremental population equivalents contiguous to existing properties and 4.4 million population equivalents that overlap existing properties in the Midwest and the Northeast. U.S. Cellular will also receive approximately $31 million in cash (excluding any working capital adjustment) and minority interests in six markets it currently controls. U.S. Cellular will transfer wireless assets in 10 markets, representing 1.5 million population equivalents, in Florida and Georgia to AT&T Wireless. The transaction is subject to regulatory approvals. The closing of the transfer of U.S. Cellular properties and the assignment to it of most of the personal communications service licenses is expected to occur in the third quarter of 2003. U.S. Cellular will defer the assignment and development of certain licenses in the exchange until later periods. U.S. Cellular will account for the acquisition of licenses in the exchange as a purchase and the transfer of the properties by it to AT&T Wireless will be accounted for as a sale. U.S. Cellular will not report the transaction as discontinued operations, as previously disclosed.

As a result of the agreement, U.S. Cellular’s consolidated balance sheet as of March 31, 2003 reflects the assets and liabilities to be transferred as assets and liabilities of operations held for sale in accordance with SFAS No. 144. The results of operations of the markets to be transferred continue to be included in results from operations.

U.S. Cellular allocated $93.7 million of goodwill to assets of operations held for sale in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Subsequent to the allocation, during the first quarter of 2003, a $23.5 million loss was recorded and reported as a “loss on assets held for sale,” representing the difference between the book value of the markets to be transferred to AT&T Wireless and the fair value of the assets to be received in the transaction. The fair value of the assets to be received was determined using an independent valuation. U.S. Cellular anticipates that it will record an additional charge to the statement of operations of approximately $12 million for income taxes and will have a current tax liability of approximately $26 million related to the completion of the transaction, which is expected to close in the third quarter of 2003.

Summarized assets and liabilities relating to operations held for sale are as follows.

Three Months Ended March 31,
2003
(Dollars in thousands)
Current assets
Cash and cash equivalents	$7
Accounts receivable	13,032
Other current assets	1,764
Investment in licenses	55,147
Goodwill	93,658
Property, plant and equipment, net	85,801
(Loss) on assets held for sale	(23,500)
Other assets	513
Assets of Operations Held for Sale	$226,422

Current liabilities
Accounts payable	6,484
Other current liabilities	3,339
Liabilities of Operations Held for Sale	$9,823

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

As of March 31, 2003, U.S. Cellular had repurchased 4,139,000 Common Shares under these and other authorized programs.  No shares were repurchased in the first quarter of 2003 or 2002.

11.         Accumulated Other Comprehensive Income (Loss)

The cumulative balance of unrealized gains and (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Balance, beginning of period	$10,307	$(78,997)

Add (Deduct):
Unrealized gains (losses) on securities	1,043	(81,574)
Income (tax) benefit	(412)	33,094
Net unrealized gains (losses)	631	(48,480)

Deduct (Add):
Recognized (losses) on securities	(200)	—
Income tax (expense) benefit	79	—
Net recognized gains (losses) from Marketable
Securities included in Net Income	(121)	—
	752	(48,480)

Derivative Instruments
Unrealized gain (loss) on derivative instruments	3,073	—
Income (tax) benefit	(1,301)	—
Net unrealized gains (losses) on derivative instruments	1,772	—
Net change in unrealized gains (losses) included in
Comprehensive Income (Loss)	2,524	(48,480)
Balance, end of period	$12,831	$(127,477)

Accumulated Unrealized Gain (Loss) on Derivative Instruments

Balance, beginning of period	$(5,181)	$—
Add (Deduct):
Change in unrealized gain (loss) on derivative instruments	3,073	—
Income (tax) benefit	(1,301)	—
	1,772	—
Balance, end of period	$(3,409)	$—

	Three Months Ended March 31,
	2003	2002
	As Restated
	(Dollars in thousands)
Comprehensive Income (Loss)
Net Income (loss) available to common	$(29,004)	$48,490
Net change in unrealized gains (losses) on securities and derivative instruments	2,524	(48,480)
	$(26,480)	$10

12.         Customer Lists

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

14.         Restatement of Financial Statements

U.S. Cellular is restating its financial statements in response to a comment letter received from the SEC regarding its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 that was originally filed on May 14, 2003.  This restatement relates to the adoption of SFAS No. 143, as explained below.

U.S. Cellular adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003.  An asset retirement obligation is the cost of closing facilities and removing assets, or performing other remediation to a property as required by contractual agreement. This accounting principle requires entities to record the estimated fair value of a legal liability for an asset retirement obligation in the period it is incurred.  Adoption of this standard in the first quarter of 2003 required U.S. Cellular to recognize estimated liabilities related to the future remediation of certain leased properties.  Initially, U.S. Cellular used a zero probability in determining its liability for cell site remediation due to the absence of history of remediation.  During the fourth quarter of 2003, based upon guidance received from the SEC that U.S. Cellular’s limited history could not be relied upon to support a probability less than the default probability of 100%, U.S. Cellular revised the probability that its leased cell sites would require remediation.  In its restatement, U.S. Cellular used the 100% probability in calculating the asset retirement obligation on the cell site leases.

As a result of this change, U.S. Cellular has restated its first-quarter 2003 financial statements to reflect a liability for future remediation of $54.4 million and a charge of $14.3 million, net of taxes and minority interest, as a cumulative effect of an accounting change. This cumulative effect reflects accretion and depreciation that would have been charged to expense in prior years had SFAS No. 143 been effective for periods prior to January 1, 2003.  This change also resulted in additional charges to income for depreciation and non-cash accretion expense in the three months ended March 31, 2003.  There was not impact to the consolidated balance sheet as of December 31, 2002 or the results of operations or cash flows for the three months ended March 31, 2002.  A summary of changes to the first three months of 2003 is included below.

	Three Months Ended March 31, 2003
		Effects of 2003
(Dollars in thousands, except per share amounts)	As Originally Reported	Accounting Changes
			As Restated
Statement of Operations:
Depreciation expense:
SFAS 143 – reclassification of retail/office leases		$(1,321)
SFAS 143 – depreciation for period		349
Total	$95,872	(972)	$94,900

Amortization and accretion expense	13,631	1,046	14,677

Operating Income (Loss)
SFAS 143 – reversal of one-time adjustment		1,321
SFAS 143 – depreciation for period		(349)
SFAS 143 – accretion for period		(1,046)
Total	(6,189)	(74)	(6,263)

Income tax expense (benefit)	(1,118)	(31)	(1,149)

Minority share of income	(3,257)	28	(3,229)

Income (loss) before cumulative effect of accounting change	(14,643)	(15)	(14,658)

Cumulative effect of accounting change, net of tax:
SFAS 143 – retail/office leases		(799)
SFAS 143 – cell site leases		(13,547)
Total	—	(14,346)	(14,346)

Net income (loss)	$(14,643)	$(14,361)	$(29,004)

Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$(0.17)	$—	$(0.17)
Cumulative effect of accounting change	$—	$(0.17)	$(0.17)
Net income (loss)	$(0.17)	$(0.17)	$(0.34)

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$(0.17)	$—	$(0.17)
Cumulative effect of accounting change	$—	$(0.17)	$(0.17)
Net income (loss)	$(0.17)	$(0.17)	$(0.34)

Balance Sheet:
Prepaid income taxes	$17,660	$3	$17,663
Property, plant and equipment in service	3,074,844	35,428	3,110,272
Accumulated depreciation	(1,083,890)	(6,914)	(1,090,804)
Total Assets	$4,698,012	$28,517	$4,726,529

Net deferred income tax liability	$424,812	$(9,697)	$415,115
Asset retirement obligation	—	56,187	56,187
Other deferred liabilities and credits	14,036	(3,121)	10,915
Minority interest	57,975	(491)	57,484
Retained earnings	1,112,111	(14,361)	1,097,750
Total Liabilities and Stockholders’ Equity	$4,698,012	$28,517	$4,726,529

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

United States Cellular Corporation (“U.S. Cellular” - AMEX symbol: USM) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 82.2%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”).

The following discussion and analysis should be read in conjunction with U.S. Cellular’s interim consolidated financial statements and footnotes included herein, and with its audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in its Annual Report on Form 10-K for the year ended December 31, 2002.

U.S. Cellular is restating certain portions of its management’s discussion and analysis of results of operations and financial condition in response to a comment letter received from the SEC regarding its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 that was originally filed on May 14, 2003.  This restatement relates to the adoption of SFAS No. 143, as explained below.

U.S. Cellular adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003.  An asset retirement obligation is the cost of closing facilities and removing assets, or performing other remediation to a property as required by contractual agreement. This accounting principle requires entities to record the estimated fair value of a legal liability for an asset retirement obligation in the period it is incurred.  Adoption of this standard in the first quarter of 2003 required U.S. Cellular to recognize estimated liabilities related to the future remediation of certain leased properties. During the fourth quarter of 2003, U.S. Cellular revised the probability that its leased cell sites would require remediation.

As a result of this change, U.S. Cellular has restated its first-quarter 2003 financial statements to reflect a liability for future remediation of $54.4 million and a charge of $14.3 million, net of taxes and minority interest, as a cumulative effect of an accounting change. This cumulative effect reflects amounts that would have been charged to expense in prior years had SFAS No. 143 been effective for periods prior to January 1, 2003.  This change also requires additional charges to income for depreciation and non-cash accretion expense in the first quarter of 2003.  See Note 14 — Restatement of Financial Statements.

U.S. Cellular is also including additional disclosures such as, but not limited to, defining the calculation of certain statistics, defining equivalent access lines, deleting acronyms, including total dollars in narratives, disclosing the make-up of selling and marketing cost per gross customer activation and disclosing additional information on critical accounting policies and estimates.

Except as expressly stated herein, this amendment does not update any of the disclosures contained in the original filing to reflect any events that occurred after the original filing date of May 14, 2003.

U.S. Cellular owned, or had the right to acquire pursuant to certain agreements, either majority or minority interests in 165 cellular markets and 70 personal communications service basic trading area markets at March 31, 2003, representing 52.7 million population equivalents.  The numbers reported do not duplicate the number of population equivalents in any overlapping areas owned by U.S. Cellular and are calculated by multiplying the total population of each licensed area in which it has an interest by its ownership percentage of such licensed area.  In the case of the acquisition of a market that overlaps previously existing markets, only the incremental, non-overlapping population equivalents acquired are added to the number of population equivalents reported by U.S. Cellular.

U.S. Cellular’s 52.7 million population equivalents exclude 1.5 million population equivalents in 10 markets that it has agreed to transfer to AT&T Wireless pursuant to an agreement reached in March 2003. U.S. Cellular expects to receive from AT&T Wireless controlling interests in 36 personal communications service licenses and minority interests in six cellular markets in which U.S. Cellular currently owns a controlling interest, representing 16.6 million population equivalents (35 markets and 12.2 million population equivalents, respectively, which are incremental to its currently owned markets and population equivalents). A summary of the number of markets U.S. Cellular owns or has acquirable and their respective population equivalents follows.

	Number of Markets	Population Equivalents
		(millions)
Majority-owned markets which have begun marketing activities and have signed up customers for service (“operational consolidated markets”)(1)	149	35.6
Majority-owned markets which have not yet begun marketing activities	29	4.3
Consolidated markets to be acquired pursuant to existing agreements	35	12.2
Operational consolidated markets to be divested pursuant to existing agreements	(10)	(1.5)
Minority interests accounted for using equity method	26	2.0
Minority interests accounted for using cost method	6	0.1
Total current and acquirable	235	52.7

(1)   These amounts include the 10 markets to be transferred to AT&T Wireless, as the operations of these markets are included in U.S. Cellular’s consolidated results for 2003.

RESULTS OF OPERATIONS

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	Three Months Ended or At March 31, (1)
	2003	2002
Total market population (in thousands) (2)	36,759	27,548
Customers	4,240,000	3,504,000
Market penetration	11.53%	12.72%
Markets in operation	149	148
Total employees	6,150	5,225
Cell sites in service	3,987	3,049
Average monthly service revenue per customer(3)	$45.05	$44.14
Postpay churn rate per month(4)	1.6%	1.9%
Marketing cost per gross customer addition	$358	$362	(5)(6)

(1)    All amounts in both periods include the results of the 10 markets to be transferred to AT&T Wireless.

(2)    Represents 100% of the population of the operational markets in which U.S. Cellular has a controlling financial interest for financial reporting purposes. The total market population of 1.5 million in the 10 markets that U.S. Cellular has agreed to transfer to AT&T Wireless is included in this amount, as the customers and operating results of these 10 markets are included in U.S. Cellular’s consolidated results for both periods presented. Calculated using 2002 and 2001 Claritas population estimates for 2003 and 2002, respectively. “Total market population” is used only for the purposes of calculating market penetration and is not the same measure as population equivalents, as previously defined.

(3)    Average monthly service revenue per customer is calculated as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2003	2002
		As Restated
Service Revenues per statement of operations	$564,601	$461,113
Divided by average customers during period (000s)	4,178	3,482
Divided by three months in each period	3	3
Average monthly revenue per unit	$45.05	$44.14

(4)    Postpay churn rate per month represents the percentage of the customer base on postpay service plans (i.e., service plans where customers are billed in arrears for service) which disconnects service each month.  The calculation divide the total number of customers on postpay service plans who disconnect service during the period by the number of months in such period, then divides that quotient by the average monthly postpay service customer base for such period.

(5)    Restated to reflect U.S. Cellular’s change in application of Staff Accounting Bulletin (“SAB”) No. 101 in 2002.

(6)    For a discussion of the components of this calculation, see “Operating Expenses — Cost of Equipment Sold”.

U.S. Cellular’s operations include 100% of the revenues and expenses of its consolidated markets plus its corporate office operations. Operating revenues, driven by a 21% increase in customers served, rose $117.5 million, or 25%, to $595.9 million in 2003 from $478.4 million in 2002. Operating expenses increased $203.5 million, or 51%, to $602.2 million, in 2003 from $398.7 million in 2002. U.S. Cellular reported an operating loss of $6.3 million in 2003 compared to operating income of $79.7 million in 2002. The decline in operating income primarily reflects increases in all recurring operating expense captions that were larger than the growth in operating revenues. In addition, U.S. Cellular recorded a loss, included in operating expenses, of $23.5 million in 2003 related to the assets to be transferred to AT&T Wireless. U.S. Cellular expects to produce operating income during the remainder of 2003 as the customers added over the past 12 months produce additional revenues and as U.S. Cellular realizes certain efficiencies in its operating expenses; however, it expects operating income for the full year of 2003 to be lower than in 2002.

Investment and other income (expense) totaled an expense of $6.3 million in 2003 and income of $2.8 million in 2002. The decline was primarily due to the increase in interest expense in 2003 related to the financing of the acquisition of the Chicago market during the second half of 2002 as well as a loss recorded in 2003 related to the valuation of certain investments. Net income (loss) and diluted earnings per share decreased $77.5 million and $0.90, respectively, in 2003. Excluding the after-tax effects of the cumulative effect of accounting changes, net income and diluted earnings per share decreased $59.1 million and $0.68, respectively, in 2003.

On August 7, 2002, U.S. Cellular completed the acquisition of the assets and certain liabilities of Chicago 20MHz LLC, now known as United States Cellular Operating Company of Chicago, LLC (“USCOC of Chicago” or the “Chicago market”) from PrimeCo Wireless Communications LLC (“PrimeCo”). USCOC of Chicago operates a wireless system in the Chicago major trading area. USCOC of Chicago is the holder of certain FCC licenses, including a 20 megahertz personal communications service license in the Chicago major trading area (excluding Kenosha County, Wisconsin) covering a total population of 13.2 million. The Chicago market’s operations are included in consolidated operations for the first quarter of 2003 but not for the comparable quarter of 2002. The Chicago market’s operations contributed to the increases in U.S. Cellular’s operating revenues and expenses during 2003 compared to 2002.

Operating Revenues

	Three Months Ended March 31,
	2003	2002
	(Dollars in millions)
Operating Revenues
Retail service	$464.3	$373.8
Inbound roaming	54.6	54.3
Long-distance and other	45.7	33.0
Service Revenues	564.6	461.1
Equipment sales	31.3	17.3
Total Operating Revenues	$595.9	$478.4

Operating revenues increased $117.5 million, or 25%, to $595.9 million in 2003 from $478.4 million in 2002.

Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to U.S. Cellular’s retail customers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems. Service revenues increased $103.5 million, or 22%, to $564.6 million in 2003 from $461.1 million in 2002. The increase was primarily due to the growing number of retail customers. Monthly service revenue per customer averaged $45.05 in 2003, a 2% increase from an average of $44.14 in 2002.

Retail service revenue increased $90.5 million, or 24%, to $464.3 million in 2003 from $373.8 million in 2002. Growth in U.S. Cellular’s customer base and an increase in average monthly retail service revenue per customer were the primary reasons for the increase in retail service revenue. The number of customers increased 21% to 4,240,000 at March 31, 2003, due to customer additions from its marketing channels as well as the addition of customers from the Chicago market acquisition over the past 12 months, and average monthly retail service revenue per customer increased 4% to $37.05 in 2003.

Management anticipates that overall growth in U.S. Cellular’s customer base will continue at a slower pace in the future, primarily as a result of an increase in the number of competitors in its markets and continued penetration of the consumer market. As U.S. Cellular expands its operations in the Chicago market and into other personal communications service markets in the remainder of 2003 and in 2004, it anticipates adding customers and revenues in those markets.

Monthly local retail minutes of use per customer averaged 377 in 2003 and 237 in 2002. The increase in monthly local retail minutes of use was driven by U.S. Cellular’s focus on designing incentive programs and rate plans to stimulate overall usage, as well as the acquisition of the Chicago market, whose customers used more minutes per month than the U.S. Cellular average. The impact on retail service revenue of this increase was partially offset by a decrease in average revenue per minute of use in 2003. Management anticipates that U.S. Cellular’s average revenue per minute of use will continue to decline in the future, reflecting increased competition and penetration of the consumer market.

Inbound roaming revenue increased $276,000, or less than 1%, to $54.6 million in 2003 from $54.3 million in 2002. The increase in revenue related to inbound roaming on U.S. Cellular’s systems primarily resulted from an increase in roaming minutes used, almost fully offset by the decrease in revenue per roaming minute of use. In 2003, the increase in inbound roaming minutes of use was primarily driven by the overall growth in the number of customers throughout the wireless industry. The decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates.

Management anticipates that the rate of growth in inbound roaming minutes of use will continue to slow down due to two factors:

•                  newer customers may roam less than existing customers, reflecting further penetration of the consumer market, and

•                  as new wireless operators begin service in U.S. Cellular’s markets, its roaming partners could switch their business to these new operators.

Management also anticipates that average inbound roaming revenue per minute of use will continue to decline, reflecting the continued general downward trend in negotiated rates.

Long-distance and other revenue increased $12.7 million, or 39%, to $45.7 million in 2003 from $33.0 million in 2002, primarily related to an increase in the volume of long-distance calls billed by U.S. Cellular from inbound roamers using its systems to make long-distance calls. This effect was partially offset by price reductions primarily related to long-distance charges on roaming minutes of use as well as U.S. Cellular’s increasing use of pricing plans for its customers which include long-distance calling at no additional charge. The increase in long-distance and other revenue was also driven by the increase in amounts billed to U.S. Cellular’s customers to offset certain regulatory charges, such as universal service funding and E-911 infrastructure costs, which are being passed through to customers.

Equipment sales revenues increased $14.0 million, or 81%, to $31.3 million in 2003 from $17.3 million in 2002.  The increase in equipment sales revenues reflects a change in U.S. Cellular’s method of distributing handsets to its agent channel. Beginning in the second quarter of 2002, U.S. Cellular began selling handsets to its agents at a price approximately equal to U.S. Cellular’s cost before applying any rebates. Previously, U.S. Cellular’s agents purchased handsets from third parties. Selling handsets to agents enables U.S. Cellular to provide better control over handset quality, set roaming preferences and pass along quantity discounts. Management anticipates that it will continue to sell handsets to agents in the future, and that it will continue to provide rebates to agents who provide handsets to new and current customers.

Equipment sales revenue is recognized upon delivery of the related products to the agents, net of any anticipated agent rebates. In most cases, the agents receive a rebate from U.S. Cellular at the time these agents sign up a new customer or retain a current customer.

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

Operating Expenses

	Three Months Ended March 31,
	2003	2002
	As Restated
	(Dollars in millions)
Operating Expenses
System operations (excluding Depreciation shown separately below)	$138.0	$107.9
Marketing and selling	108.9	79.2
Cost of equipment sold	64.8	30.4
General and administrative	157.4	108.4
Depreciation	94.9	66.0
Amortization and accretion	14.7	6.8
Loss on assets held for sale	23.5	—
Total Operating Expenses	$602.2	$398.7

Operating expenses increased $203.5 million, or 51%, to $602.2 million in 2003 from $398.7 million in 2002.

System operations expenses (excluding depreciation) increased $30.1 million, or 28%, to $138.0 million in 2003 from $107.9 million in 2002. System operations expenses include charges from other telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges and outbound roaming expenses. The increase in system operations expenses in 2003 was due to the following factors:

•                  a 31% increase in the number of cell sites within U.S. Cellular’s systems, to 3,987 in 2003 from 3,049 in 2002, as it continues to expand and enhance coverage in its service areas through both acquisitions and internal growth; and

•                  increases in minutes of use both on U.S. Cellular’s systems and by its customers using other systems when roaming.

The ongoing reduction both in the per-minute cost of usage on U.S. Cellular’s systems and in negotiated roaming rates partially offset the above factors.

As a result of the above factors, the components of system operations expenses were affected as follows:

•                  the cost of minutes used on U.S. Cellular’s systems increased $13.9 million, or 55%.

•                  maintenance, utility and cell site expenses increased $11.8 million, or 42%; and

•                  expenses incurred when U.S. Cellular’s customers used other systems when roaming increased $4.3 million, or 8%.

In 2003, system operations expenses increased due to the acquisition of the Chicago market. The increase in expenses in the Chicago market was partially offset by a reduction in expenses in other markets, primarily in the Midwest, when customers in those markets used the Chicago market’s system. In 2002, U.S. Cellular paid roaming charges to third parties when its customers roamed in the Chicago market.

In total, management expects system operations expenses to increase over the next few years, driven by the following factors:

•                  increases in the number of cell sites within U.S. Cellular’s systems as it continues to add capacity and enhance quality in all markets, and begins startup activities in new personal communications service markets; and

•                  increases in minutes of use, both on U.S. Cellular’s systems and by U.S. Cellular’s customers on other systems when roaming.

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage both on U.S. Cellular’s systems and on other carriers’ networks. As the Chicago area has historically been U.S. Cellular’s customers’ most popular roaming destination, management anticipates that the continued integration of the Chicago market into its operations will result in a further increase in minutes of use by U.S. Cellular’s customers on its systems and a corresponding decrease in minutes of use by its customers on other systems, resulting in a lower overall increase in minutes of use by U.S. Cellular’s customers on other systems. Such a shift in minutes of use should reduce U.S. Cellular’s per-minute cost of usage in the future, to the extent that its customers use its systems rather than other carriers’ networks.

Marketing and selling expenses increased $29.7 million, or 37%, to $108.9 million in 2003 from $79.2 million in 2002. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. The increase in 2003 was primarily due to the following factors:

•                  the 47% increase in gross customer activations in 2003, which drove a $7.2 million, or 25%, increase in commissions and agent-related payments; and

•                  a $10.7 million increase in advertising costs, primarily related to the continued marketing of the U.S. Cellular brand in the Chicago market.

Cost of equipment sold increased $34.4 million, or 113%, to $64.8 million in 2003 from $30.4 million in 2002. The increase in 2003 is primarily due to the $32.8 million in handset costs related to the sale of handsets to agents beginning in the second quarter of 2002. Excluding agent handset sales, cost of equipment sold increased by $1.6 million, or 5%, in 2003. This increase primarily reflects a 47% increase in gross customer activations, almost fully offset by reduced per unit handset prices.

Sales and marketing cost per gross customer activation decreased 1% to $358 in 2003 from $362 in 2002.  The numerator of the sales and marketing cost per gross customer activation calculation is the sum of the statement of operations line items Marketing and selling expenses and Cost of equipment sold, less Equipment sales revenues (excluding agent rebates related to customer retention), incurred during a specific period. The denominator is the number of gross new customers activated on the U.S. Cellular network during such period, excluding renewals and upgrades.

Agent handset sales rebates related to the retention of current customers increased $7.9 million in 2003. Such handset rebate amounts paid to agents related to the renewal or upgrade of service contracts of existing U.S. Cellular customers are excluded from the numerator of the sales and marketing cost per gross customer activation calculation, as these costs are not related to the addition of new customers. Due to the exclusion of these agent handset rebates from the calculation, sales and marketing cost per gross customer activation is not calculable using financial information derived directly from the statement of operations. U.S. Cellular’s definition of sales and marketing cost per gross customer activation may not be comparable to similarly titled measures that are reported by other companies. Below is a summary of sales and marketing cost per gross customer activation for each period:

	Three Months Ended March 31,
	2003	2002
	(As Restated)
Components of cost (000s):
Marketing and selling expenses	$108,921	$79,226
Cost of equipment sold	64,765	30,367
Less equipment sales revenues	(31,313)	(17,307)
Less retention-related agent rebate reductions of equipment sales revenues	(7,864)	—
Total costs	$134,509	$92,286
Gross customer activations (000s)	376	255
Sales and marketing cost per gross customer activation	$358	$362

General and administrative expenses increased $49.0 million, or 45%, to $157.4 million in 2003 from $108.4 million in 2002. These expenses include the costs of operating U.S. Cellular’s customer care centers, the costs of serving and retaining customers and the majority of its corporate expenses. Monthly general and administrative expenses per customer increased 27% to $13.19 in 2003 from $10.38 in 2002. General and administrative expenses represented 28% of service revenues in 2003 and 24% in 2002. The increase in general and administrative expenses in 2003 is primarily due to the following factors:

•                  a $10.8 million increase in billing-related expenses, primarily due to the expenses related to the maintenance of the Chicago 20 market billing system and the ongoing conversion of such billing system to the system used in U.S. Cellular’s other operations;

•                  a $9.1 million increase in bad debt expenses;

•                  a $5.7 million increase in customer retention expenses; and

•                  an increase in customer service-related expenses as a result of the 21% increase in U.S. Cellular’s customer base.

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

Depreciation expense increased $28.9 million, or 44%, to $94.9 million in 2003 from $66.0 million in 2002. The increases reflect rising average fixed asset balances, which increased 34% in 2003. Increased fixed asset balances in 2003 resulted from the following factors:

•                  the addition of new cell sites built to improve coverage and capacity in U.S. Cellular’s markets;

•                  the acquisition of the Chicago market;

•                  U.S. Cellular’s migration of its network to a single digital equipment platform, which began during the second half of 2002;

•                  the addition of digital radio channels to U.S. Cellular’s network to accommodate increased usage;

•                  upgrades to provide digital service in more of U.S. Cellular’s service areas; and

•                  investments in U.S. Cellular’s billing and office systems.

See “Financial Resources and Liquidity – Liquidity and Capital Resources” for further discussion of U.S. Cellular’s capital expenditures.

Amortization and accretion expense increased $7.9 million, or 116% to $14.7 million in 2003 from $6.8 million in 2002, primarily driven by the $4.3 million of amortization related to the customer list intangible assets acquired in the Chicago market transaction during 2002. These customer list assets are amortized based on average customer retention periods of each customer list.  Amortization and accretion expense includes $1.1 million of accretion related to the asset retirement obligation in 2003.

Loss on assets held for sale totaled $23.5 million in 2003. This loss represents the difference between the fair value of the assets U.S. Cellular expects to receive in the AT&T Wireless transaction, as determined by an independent valuation, and the recorded value of the assets it expects to transfer to AT&T Wireless. Subsequent to recording the loss, the recorded value of the assets U.S. Cellular expects to transfer to AT&T Wireless is equal to the fair value of the assets U.S. Cellular expects to receive from AT&T Wireless. This loss may require an adjustment at the time the transaction is completed if either the fair value of assets received or the recorded value of the assets transferred have changed.

Operating Income (Loss)

Operating income (loss) totaled a loss of $6.3 million in 2003 compared to operating income of $79.7 million in 2002. The operating income margins (as a percent of service revenues) were (1.1%) in 2003 and 17.3% in 2002. The decline in operating income and operating income margin in 2003 reflects the following:

•                  the loss on assets held for sale related to the pending asset exchange transaction with AT&T Wireless;

•                  the acquisition and subsequent brand launch of the Chicago market;

•                  increased general and administrative expenses, primarily driven by the acquisition and subsequent transition of the Chicago market billing system as well as increased bad debt expenses;

•                  increased system operations expenses, primarily driven by increases in the number of cell sites in and the number of minutes used on U.S. Cellular’s network;

•                  increased equipment subsidies, primarily due to U.S. Cellular’s practice of selling handsets to agents, which began in the second quarter of 2002; and

•                  increased depreciation expense, driven by an increase in average fixed assets related to ongoing improvements to U.S. Cellular’s wireless network.

These were partially offset by increased service revenues, driven by growth in the number of customers served by U.S. Cellular’s systems and an increase in average monthly revenue per customer.

U.S. Cellular expects most of the above factors to continue to have an effect on operating income and operating margins for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause operating income and operating margins to fluctuate over the next several quarters.

Related to its acquisition and subsequent transition of the Chicago market operations, U.S. Cellular plans to incur additional expenses during the remainder of 2003 as it competes in the Chicago market. Additionally, U.S. Cellular plans to build out its network into other as yet unserved portions of its personal communications service licensed areas, and will begin marketing operations in those areas during 2003 and 2004. As a result, U.S. Cellular’s operating income and operating margins may be below historical levels for the full years of 2003 and 2004 compared to the full year of 2002.

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

Additionally, competitors licensed to provide wireless services have initiated service in substantially all of U.S. Cellular’s markets over the past several years. U.S. Cellular expects other wireless operators to continue deployment of their networks throughout all of its service areas during the remainder of 2003 and in 2004. Management continues to monitor other wireless communications providers’ strategies to determine how additional competition is affecting U.S. Cellular’s results.

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

Interest expense totaled $15.5 million in 2003 and $9.0 million in 2002. Interest expense in 2003 is primarily related to Liquid Yield Option Notes ($2.3 million); U.S. Cellular’s 7.25% Notes ($4.7 million); its 8.75% Notes ($2.8 million); its revolving credit facilities with a series of banks ($2.3 million); and its intercompany note with TDS (the “Intercompany Note”) ($2.1 million). Interest expense in 2002 was primarily related to Liquid Yield Option Notes ($2.2 million), the 7.25% Notes ($4.6 million) and U.S.

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

For information regarding U.S. Cellular’s 1997 and 2002 Revolving Credit Facilities, see “Liquidity and Capital Resources — Revolving Credit Facilities.” For information regarding the Intercompany Note from TDS, see “Certain Relationships and Related Transactions.”

Loss on investments totaled $3.5 million in 2003. A license impairment loss was recorded related to U.S. Cellular’s investment in a non-operational market in Florida that will remain with it after the exchange with AT&T Wireless is completed.

Income Taxes

Income tax expense (benefit) totaled a benefit of $1.1 million in 2003 and expense of $35.7 million in 2002. The overall effective tax rates were (9)% in 2003 and 43% in 2002. The effective tax rate in 2003 was impacted by the loss on assets held for sale and the loss on investments, which have different tax rates than U.S. Cellular’s overall operations. For further discussion of U.S. Cellular’s effective tax rates in 2003 and 2002, see Note 3 – Income Taxes.

TDS and U.S. Cellular are parties to a Tax Allocation Agreement, pursuant to which U.S. Cellular is included in a consolidated federal income tax return with other members of the TDS consolidated group.

For financial reporting purposes, U.S. Cellular computes federal income taxes as if it was filing a separate return as its own affiliated group and was not included in the TDS group.

Cumulative Effect of Accounting Change

Effective January 1, 2003, U.S. Cellular adopted SFAS No.143, “Accounting for Asset Retirement Obligations” and recorded the initial liability for legal obligations associated with an asset retirement.  The cumulative effect of the implementation of this accounting standard on periods prior to 2003 was recorded in the first quarter of 2003, decreasing net income by $14.3 million, net of tax and minority interest, or $0.17 per basic and diluted share.

Effective January 1, 2002, U.S. Cellular changed its method of accounting for commissions expenses related to customer activations and began deferring expense recognition of a portion of commissions expenses in the amount of activation fees revenue deferred. The cumulative effect of this accounting change in periods prior to 2002 was recorded in the first quarter of 2002, increasing net income by $4.1 million, net of tax and minority interest, or $0.05 per diluted share.

Net Income (Loss)

Net income (loss) totaled a loss of $29.0 million in 2003 and income of $48.5 million in 2002. Diluted earnings (loss) per share was ($0.34) in 2003 and $0.56 in 2002.

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

Cash flows from operating activities provided $101.9 million in 2003 and $172.2 million in 2002. Income excluding adjustments to reconcile income (loss) to net cash provided by operating activities, excluding changes in assets and liabilities from operations (“noncash” items) totaled $114.0 million in 2003 and $121.6 million in 2002. Changes in assets and liabilities from operations required $12.1 million in 2003 and provided $50.6 million in 2002, reflecting timing differences in the payment of accounts payable and accrued taxes and the receipt of accounts receivable. Income taxes and interest paid totaled $6.1 million in 2003 and $13.0 million in 2002.

The following table is a summary of the components of cash flows from operating activities.

	Three Months Ended March 31,
	2003	2002
	As Restated
	(Dollars in thousands)
Net income (loss)	$(29,004)	$48,490
Adjustments to reconcile net income (loss)to net cash provided by operating activities	142,960	73,140

	113,956	121,630
Changes in assets and liabilities	(12,051)	50,601
	$101,905	$172,231

Cash flows from investing activities required $130.1 million in 2003 and $114.5 million in 2002. Cash required for property, plant and equipment and system development expenditures totaled $140.9 million in 2003 and $100.1 million in 2002. In 2003, these expenditures were financed primarily with internally generated cash and borrowings from U.S. Cellular’s revolving credit facilities. In 2002, these expenditures were financed primarily with internally generated cash. These expenditures primarily represent the construction of 73 and 74 cell sites in 2003 and 2002, respectively, as well as other plant additions and costs related to the development of U.S. Cellular’s office systems. In 2003, these plant additions included approximately $15 million for the migration to a single digital equipment platform. In both periods, other plant additions included significant amounts related to the replacement of retired assets and the changeout of analog equipment for digital equipment. Acquisitions required $17.1 million in 2002. Cash distributions from cellular entities in which U.S. Cellular has an interest provided $13.6 million in 2003 and $3.9 million in 2002.

Cash flows from financing activities provided $31.2 million in 2003 and required $33.4 million in 2002. In 2003, U.S. Cellular repaid the remaining principal amount outstanding on its 9% Series A Notes due 2032 (the “9% Series A Notes”) with $40.7 million in cash, which was financed using U.S. Cellular’s revolving credit facilities. The 9% Series A Notes were issued to PrimeCo in a private placement on August 2002 and are now retired. In 2003 and 2002, U.S. Cellular borrowed $72.0 million and repaid $31.0 million, respectively, under its revolving credit facilities.

Acquisitions and Divestitures

Acquisitions

U.S. Cellular assesses its wireless holdings on an ongoing basis in order to maximize the benefits derived from its operating markets.  U.S. Cellular also reviews attractive opportunities for the acquisition of additional wireless spectrum.

In 2003, U.S. Cellular did not complete any material acquisitions of wireless interests.

In 2002, U.S. Cellular, through joint ventures, acquired majority interests in licenses in two personal communications service markets, representing a total population of 758,000, for $17.1 million in cash.

Divestitures

In 2003 and 2002, U.S. Cellular did not complete any material divestitures of wireless interests.

Pending Transactions

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless to exchange wireless properties. U.S. Cellular will receive 10 and 20 megahertz personal communications service licenses in 13 states, representing 12.2 million incremental population equivalents contiguous to existing properties and 4.4 million population equivalents that overlap existing properties in the Midwest and Northeast. U.S. Cellular will also receive approximately $31 million in cash (excluding any working capital adjustment) and minority interests in six cellular markets it currently controls. U.S. Cellular will transfer wireless assets in 10 markets, representing 1.5 million population equivalents, in Florida and Georgia to AT&T Wireless. The transaction is subject to regulatory approvals. The closing of the transfer of Company properties and assignments to U.S. Cellular of most of the personal communications service licenses is expected to occur in the third quarter of 2003.  U.S. Cellular will defer the assignment and development of certain licenses until later periods. U.S. Cellular will account for the acquisition of licenses in the exchange as a purchase and the transfer of the properties by it to AT&T Wireless will be accounted for as a sale. U.S. Cellular will not report the transaction as discontinued operations, as previously disclosed.

Liquidity and Capital Resources

Capital Expenditures

Anticipated capital expenditures requirements for 2003 primarily reflect U.S. Cellular’s plans for construction, system expansion, the execution of its plans to migrate to a single digital equipment platform and the buildout of certain of its personal communications service licensed areas. U.S. Cellular’s estimated capital spending for 2003 is $600 million to $630 million, of which $141 million of expenditures have been incurred as of March 31, 2003. These expenditures will primarily address the following needs:

•                  Expand and enhance U.S. Cellular’s coverage in its service areas.

•                  Provide additional capacity to accommodate increased network usage by current customers.

•                  Addition of digital service capabilities to its systems, including the migration to a single digital equipment platform, Code Division Multiple Access (“CDMA”), from a mixture of CDMA and another digital technology, Time Division Multiple Access (“TDMA”).

•                  Build out certain personal communications service licensed areas acquired in 2001, 2002 and expected to be acquired in 2003.

•                  Enhance U.S. Cellular’s office systems.

U.S. Cellular expects its conversion to CDMA to be completed during 2004, at a revised approximate cost of $385 million to $410 million spread over 2002 to 2004. Capital expenditures related to this conversion totaled $215 million in 2002, the capital expenditures in 2003 are estimated to be $50 million and the remaining $120 million to $145 million is planned for 2004. U.S. Cellular has contracted with multiple infrastructure vendors to provide a substantial portion of the equipment related to the conversion.

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

U.S. Cellular’s board of directors has authorized management to opportunistically repurchase Liquid Yield Option Notes in private transactions. U.S. Cellular may also purchase a limited amount of Liquid Yield Option Notes in open-market transactions from time to time. U.S. Cellular’s Liquid Yield Option Notes are convertible, at the option of their holders, at any time prior to maturity, redemption or purchase, into USM Common Shares at a conversion rate of 9.475 USM Common Shares per Liquid Yield Option Notes. Upon conversion, U.S. Cellular has the option to deliver to holders either USM Common Shares or cash equal to the market value of the USM Common Shares into which the Liquid Yield Option Notes are convertible. U.S. Cellular may redeem the Liquid Yield Option Notes for cash at the issue price plus accrued original issue discount through the date of redemption.

Revolving Credit Facilities and Long-Term Debt

U.S. Cellular is generating substantial cash from its operations and anticipates financing all of the 2003 obligations listed above with internally generated cash and with borrowings under its revolving credit facilities as the timing of such expenditures warrants. U.S. Cellular had $17.9 million of cash and cash equivalents at March 31, 2003.

At March 31, 2003, $20 million of the 1997 Revolving Credit Facility and $273 million of the 2002 Revolving Credit Facility, respectively, were unused and remained available to meet any short-term borrowing requirements.

The 1997 Revolving Credit Facility expires in August 2004 and provides for borrowings with interest at LIBOR plus a margin percentage based on U.S. Cellular’s credit rating, which was 19.5 basis points as of March 31, 2003 (for a rate of 1.5% as of March 31, 2003).

The 2002 Revolving Credit Facility expires in June 2007 and permits revolving loans on terms and conditions substantially similar to U.S. Cellular’s 1997 Revolving Credit Facility. The terms of the 2002 Revolving Credit Facility provide for borrowings with interest at LIBOR plus a margin percentage based on U.S. Cellular’s credit rating, which was 55 basis points as of March 31, 2003 (for a rate of 1.8% as of March 31, 2003).

The continued availability of these revolving lines of credit requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and to represent certain matters at the time of each borrowing. At March 31, 2003, U.S. Cellular was in compliance with all covenants and other requirements set forth in the revolving credit facilities. U.S. Cellular’s interest cost related to both lines of credit would increase if its credit rating goes down, which would increase its cost of financing, but such lines of credit would not cease to be available solely as a result of a decline in its credit rating.

Management believes that U.S. Cellular’s cash flows from operations and sources of external financing, including the above-referenced 1997 and 2002 Revolving Credit Facilities, provide sufficient financial flexibility for it to meet both its short- and long-term needs. U.S. Cellular also may have access to public and private capital markets to help meet its long-term financing needs. U.S. Cellular anticipates issuing debt and equity securities when capital requirements (including acquisitions), financial market conditions and other factors warrant.

However, the availability of financial resources is dependent on economic events, business developments, technological changes, financial conditions or other factors, some of which may not be in U.S. Cellular’s control. If at any time financing is not available on terms acceptable to it, U.S. Cellular might be required to reduce its business development and capital expenditure plans, which could have a materially adverse effect on its business and financial condition. U.S. Cellular does not believe that any circumstances that could materially adversely affect its liquidity or capital resources are currently reasonably likely to occur, but it cannot provide assurances that such circumstances will not occur or that they will not occur rapidly. Economic downturns, changes in financial markets or other factors could rapidly change the availability of U.S. Cellular’s liquidity and capital resources. Uncertainty of access to capital for telecommunications companies, further deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require it to reduce its construction, development and acquisition programs.

At March 31, 2003, U.S. Cellular is in compliance with all covenants and other requirements set forth in long-term debt indentures. U.S. Cellular does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future.

Marketable Equity Securities and Forward Contracts

U.S. Cellular and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile share prices.  U.S. Cellular and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets. The investment in Vodafone resulted from certain sales or trades of non-strategic cellular investments to or settlements with AirTouch Communications in exchange for stock of AirTouch, which was then acquired by Vodafone for American Depositary Receipts representing Vodafone stock.  The investment in Rural Cellular Corporation is the result of a consolidation of several cellular partnerships in which U.S. Cellular subsidiaries held interests into Rural Cellular Corporation, and the distribution of Rural Cellular Corporation stock in exchange for these interests.  U.S. Cellular has not disposed of the investments because their low tax cost basis would likely trigger a substantial taxable gain upon disposition.

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

Securities Lending

U.S. Cellular has entered into a securities loan agreement with an investment bank related to 1,680,000 of its Vodafone American Depositary Receipts. Under the terms of the securities loan agreement, both U.S. Cellular and the investment bank have the right to terminate the loan at any time, providing necessary time for share settlement (three business days). The investment bank is required to provide collateral that will be adjusted periodically to be not less than 100% of the fair market value of the loaned securities. U.S. Cellular earns a loan fee on the securities loaned.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2002.

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

Management believes the following critical accounting estimates reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements. U.S. Cellular’s senior management has discussed the development and selection of each of the following accounting estimates and the following disclosures with the audit committee of U.S. Cellular’s board of directors.

Investment in Licenses and Goodwill

U.S. Cellular reported $979.8 million and $1,038.6 million of investment in licenses and $546.7 million and $643.6 million of goodwill, at March 31, 2003 and December 31, 2002, respectively, as a result of the acquisitions of wireless licenses and markets. Included in Assets of Operations Held for Sale as of March 31, 2003 was $55.1 million of investment in licenses and $93.7 million of goodwill.

Investments in licenses and goodwill must be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. U.S. Cellular performs the annual impairment review on licenses and goodwill during the second quarter. There can be no assurance that, upon review at a later date, material impairment charges will not be required.

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

The fair value of an intangible asset and reporting unit goodwill is the amount at which that asset or reporting unit could be bought or sold in a current transaction between willing parties.  Therefore, quoted market prices in active markets are the best evidence of fair value and should be used when available.  If quoted market prices are not available, the estimate of fair value is based on the best information available, including prices for similar assets and the use of other valuation techniques.  Other valuation techniques include present value analysis, multiples of earnings or revenue or a similar performance measure.  The use of these techniques involve assumptions by management about factors that are highly uncertain  including future cash flows, the appropriate discount rate and other inputs.  Different assumptions for these inputs could create materially different results.

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

U.S. Cellular retained a third-party valuation firm to prepare valuations of the seven reporting units.  A discounted cash flow approach was used to value each of the reporting units, using value drivers and risks specific to each individual geographic region.  The cash flow estimates incorporate assumptions that market participants would use in their estimates of fair value.  Key assumptions made in this process were the selection of a discount rate, estimated future cash flow levels, projected capital expenditures, and selection of terminal values.

U.S. Cellular also retained a third party valuation firm to prepare valuations of the seven groupings of FCC licenses (units of accounting pursuant to EITF 02-7).  The valuations were prepared using an excess earnings methodology, through the use of a discounted cash flow approach. This excess earnings methodology estimates the fair value of the intangible assets (FCC license units of accounting) by measuring the future cash flows of the license groups, reduced by charges for contributory assets such as working capital, trademarks, existing subscribers, fixed assets, assembled workforce and goodwill.

In the first quarter of 2003, a license impairment loss was recorded related to U.S. Cellular’s investment in a non-operational market in Florida that will remain after the exchange with AT&T Wireless is completed.

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

The calculation of the asset retirement obligation for U.S. Cellular is a critical accounting estimate because changing the factors used in calculating the obligation could result in larger or smaller estimated obligation that could have a significant impact on its results of operations and financial condition.  Such factors may include probabilities or likelihood of remediation, cost estimates, lease renewals and salvage values. Actual results may differ materially from estimates under different assumptions or conditions.

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations.  Asset retirement obligations include costs to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located.  U.S. Cellular is also required to return lease retail store premises and office space to their pre-existing conditions. Upon settlement of the obligation, any difference between the cost to retire the asset and the liability recorded is recognized in the statement of operations as a gain or loss.

U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS 143, and has recorded a $54.4 million liability upon adoption.

Income Taxes

The accounting for income taxes, the amounts of income tax assets and liabilities and the related income tax provision are critical accounting estimates because such amounts are significant to U.S. Cellular’s financial condition, changes in financial condition and results of operations.

The preparation of the consolidated financial statements requires U.S. Cellular to calculate its provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items, such as depreciation expense, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in U.S. Cellular’s consolidated balance sheet. U.S. Cellular must then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent management believes that recovery is not likely, establish a valuation allowance. Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. U.S. Cellular’s current net deferred tax asset was $10.7 million as of March 31, 2003, representing primarily the deferred tax effects of the allowance for doubtful accounts on accounts receivable.

The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of March 31, 2003 are as follows:

March 31, 2003
As Restated
(Dollars in thousands)
Deferred Tax Asset
Net operating loss carryforward	$22,814
Unearned revenue	6,856
Other	(8,030)
21,640
Less valuation allowance	8,075
Total Deferred Tax Asset	13,565

Deferred Tax Liability
Property, plant and equipment	227,197
Licenses	146,372
Marketable equity securities	55,111
Total Deferred Tax Liability	428,680
Net Deferred Income Tax Liability	$415,115

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

U.S. Cellular is routinely subject to examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. U.S. Cellular periodically assesses the likelihood of adjustments to its tax liabilities resulting from these examinations to determine the adequacy of its provision for income taxes, including related interest. Management judgment is required in assessing the eventual outcome of these examinations. Changes to such assessments affect the calculation of U.S. Cellular’s income tax expense. The IRS has completed audits of U.S. Cellular’s federal income tax returns (through its parent company — TDS) for tax years through 1996.

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

Assets and Liabilities of Operations Held for Sale

In connection with the exchange of properties with AT&T Wireless, U.S. Cellular’s consolidated balance sheets reflect the wireless assets and liabilities to be transferred as assets and liabilities of operations held for sale in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of operations of the markets to be transferred continue to be included in U.S. Cellular’s consolidated results of operations. U.S. Cellular will not report the transaction as discontinued

operations, as previously disclosed.

An independent appraisal was performed to determine the fair value of the assets to be received from AT&T Wireless as well as the allocation of goodwill associated with the markets sold. The value of goodwill and licenses allocated to the transferred markets is a critical accounting estimate because it is significant to the recorded value of the assets being transferred. The values of such allocations include underlying assumptions about uncertain matters that are material to the determination of the values, and different estimates could have had a material impact on U.S. Cellular’s financial presentation that would have been used in the current period. The fair values and recorded values of these assets will be reviewed at the time the exchange is completed to determine any necessary adjustments.

Summarized assets and liabilities relating to operations held for sale are as follows.

Three Months Ended March 31,
2003
(Dollars in thousands)
Current assets
Cash and cash equivalents	$7
Accounts receivable	13,032
Other current assets	1,764
Investment in licenses	55,147
Goodwill	93,658
Property, plant and equipment, net	85,801
(Loss) on assets held for sale	(23,500)
Other assets	513
Assets of Operations Held for Sale	$226,422

Current liabilities
Accounts payable	6,484
Other current liabilities	3,339
Liabilities of Operations Held for Sale	$9,823

In accordance with SFAS No. 144, U.S. Cellular recorded an estimated pre-tax loss of $23.5 million ($17.7 million net of tax) related to the pending sale of assets to AT&T Wireless. This loss was calculated by comparing the recorded value of the net assets to be transferred to the fair value of the assets to be acquired. A final determination of gain or loss will be calculated at the time the transaction is completed, which is estimated to be in the third quarter of 2003, at which time the estimated loss may be adjusted. U.S. Cellular anticipates that it will record an additional charge to the statement of operations of approximately $12 million for income taxes and will have a current tax liability of approximately $26 million related to the completion of the transaction, which is expected to close in the third quarter of 2003.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 2002, U.S. Cellular entered into a loan agreement with TDS under which it borrowed $105 million, which was used for the Chicago market purchase. The loan bears interest at an annual rate of 8.1%, payable quarterly, and becomes due in August 2008, with prepayments optional. The terms of the loan do not contain covenants that are more restrictive than those included in U.S. Cellular’s senior debt, except that the loan agreement provides that it may not incur senior debt in an aggregate principal amount in excess of $325 million unless it obtains the consent of TDS as lender. The loan is subordinated to the 2002 Revolving Credit Facility. U.S. Cellular’s Board of Directors, including independent directors, approved the terms of this loan and determined that such terms were fair to U.S. Cellular and all of its shareholders.

U.S. Cellular is billed for all services it receives from TDS, pursuant to the terms of various agreements between it and TDS. The majority of these billings are included in U.S. Cellular’s general and administrative expenses. Some of these agreements were established at a time prior to U.S. Cellular’s initial public offering when TDS owned more than 90% of U.S. Cellular’s outstanding capital stock and may not reflect terms that would be obtainable from an unrelated third party through arms-length negotiations. The principal arrangements that affect U.S. Cellular’s operations are described in Item 13 of its Annual Report on Form 10-K for the year ended December 31, 2002. Management believes the method TDS uses to allocate common expenses is reasonable and that all expenses and costs applicable to U.S. Cellular are reflected in its financial statements on a basis which is representative of what they would have been if it operated on a stand-alone basis.

The following persons are partners of Sidley Austin Brown & Wood, the principal law firm of U.S. Cellular and its subsidiaries:  Walter C. D. Carlson, a director of U.S. Cellular, a director and non-executive Chairman of the Board of Directors of TDS and a trustee and beneficiary of a voting trust that controls TDS; William S. DeCarlo, the Assistant General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the General Counsel and an Assistant Secretary of U.S. Cellular and the Assistant Secretary of certain other subsidiaries of TDS. Walter C. D. Carlson does not provide legal services to TDS, U.S. Cellular or their subsidiaries.

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

•                  Changes in the telecommunications regulatory environment could adversely affect U.S. Cellular’s financial condition or results of operations or ability to do business.

•                  Changes in the supply or demand of the market for wireless licenses, adverse developments in U.S. Cellular’s business or the wireless industry and/or other factors could result in an impairment of the value of U.S. Cellular’s investment in licenses, goodwill and/or physical assets, which may require U.S. Cellular to write down the value of such assets.

•                  Conversions of debt, early redemptions of debt or repurchases of debt, changes in prepaid forward contracts, operating leases, purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations to be different from the amounts presented.

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

•                  Changes in prices, the number of wireless customers, average revenue per customer, penetration rates, churn rates, roaming rates and the mix of products and services offered in wireless markets could have an adverse effect on U.S. Cellular’s operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

U.S. Cellular is subject to market rate risks due to fluctuations in interest rates and equity markets. U.S. Cellular currently has both fixed-rate and variable-rate long-term debt instruments, with original maturities ranging from five to 30 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. As of March 31, 2003, U.S. Cellular has not entered into financial derivatives to reduce its exposure to interest rate risks.

U.S. Cellular maintains a portfolio of available for sale marketable equity securities, which resulted from the sale of non-strategic investments. The market value of these investments, principally Vodafone American Depositary Receipts, amounted to $187.0 million at March 31, 2003 and $186.0 million at December 31, 2002. As of March 31, 2003, U.S. Cellular had recorded an unrealized holding gain, net of tax, of $16.2 million in accumulated other comprehensive income. Management continues to review the valuation of the investments on a periodic basis.

U.S. Cellular has entered into a number of forward contracts related to the marketable equity securities that it holds. U.S. Cellular has provided guarantees to the lenders which provide assurance to the lenders that all principal and interest amounts are paid upon settlement of the contracts by such subsidiaries. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decrease in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”). The downside risk is hedged at or above the accounting cost basis, thereby eliminating the risk of an other than temporary loss being recorded on the contracted securities.

Under the terms of the forward contracts, U.S. Cellular will continue to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts mature in May 2007 and, at U.S. Cellular’s option, may be settled in shares of the respective security or in cash, pursuant to formulas that “collar” the price of the shares. The collars effectively limit U.S. Cellular’s downside risk and upside potential on the contracted shares. The collars are typically adjusted for any changes in dividends on the contracted shares. The forward contracts may be settled in shares of the marketable equity security or in cash upon expiration of the forward contract. If U.S. Cellular elects to settle in shares, it will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. If U.S. Cellular elects to settle in cash, it will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula.

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

The following analysis presents the hypothetical change in the fair value of U.S. Cellular’s marketable equity securities and derivative instruments at March 31, 2003, assuming the same hypothetical price fluctuations of plus and minus 10%, 20% and 30%. The table presents hypothetical information as required by Securities and Exchange Commission rules. Such information should not be inferred to suggest that U.S. Cellular has any intention of selling any marketable securities or canceling any derivative instruments.

	Valuation of investments assuming indicated decrease			March 31, 2003	Valuation of investments assuming indicated increase
($in thousands)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Marketable Equity Securities	$130,903	$149,603	$168,304	$187,004	$205,704	$224,405	$243,105

Derivative Instruments (1)	$38,525	$23,640	$8,575	$(5,635)	$(22,233)	$(37,991)	$(53,991)

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)          Exhibits:

Exhibit 9.1 – Amendment effective as of March 28, 2003, to the Voting Trust Agreement dated as of June 30, 1989, as amended, is incorporated by reference to Item 7(e) of the Schedule 13D filed by such Voting Trust dated March 28, 2003*.

Exhibit 9.2 – Amendment effective as of March 28, 2003, to the Voting Trust Agreement dated as of June 30, 1989, as amended, is incorporated by reference to Item 7(f) of the Schedule 13D filed by such Voting Trust dated March 28, 2003*.

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

Exhibit 99.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 99.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

* Previously filed as an exhibit to the U.S. Cellular Form 10-Q for the quarterly period ended March 31, 2003.

(b)         Reports on Form 8-K filed during the quarter ended March 31, 2003:

U.S. Cellular filed a Current Report on Form 8-K dated February 5, 2003, for the purpose of filing its fourth quarter 2002 and year-end 2002 earnings release.

U.S. Cellular filed a Current Report on Form 8-K dated March 10, 2003, for the purpose of filing its news release announcing that it had entered into a definitive agreement with AT&T Wireless to exchange wireless properties.

U.S. Cellular filed a Current Report on Form 8-K dated March 20, 2003 for the purpose of restating its fourth quarter 2002 and year-end 2002 earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date	February 17, 2004	/s/ John E. Rooney
John E. Rooney
President
(Chief Executive Officer)

Date	February 17, 2004	/s/ Kenneth R. Meyers
Kenneth R. Meyers
Executive Vice President-Finance and Treasurer
(Chief Financial Officer)

Date	February 17, 2004	/s/ Thomas S. Weber
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

Date: February 17, 2004

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

Date: February 17, 2004
/s/ Kenneth R. Meyers
Kenneth R. Meyers
Executive Vice President - Finance and Treasurer (Chief Financial Officer)