Form 10-Q/A
period 2003-06-30
UNITED STATES CELLULAR CORP
filed 2004-02-17
CIK 821130

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

Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2003
Common Shares, $1 par value	53,132,721 Shares
Series A Common Shares, $1 par value	33,005,877 Shares

EXPLANATORY NOTE

United States Cellular Corporation (“U.S. Cellular”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2003 (the “Quarterly Report”), to amend Item 1 “Financial Statements”, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 3 “Quantitative and Qualitative Disclosures About Market Risk” and Item 4 “Controls and Procedures” contained in Part I “Financial Information” of the Quarterly Report and Item 6 “Exhibits and Reports of Form 8-K” contained in Part II “Other Information” of the Quarterly Report.

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

Except as expressly stated herein, this amendment does not update any of the disclosures contained in the original filing to reflect any events that occurred after the original filing date of August 8, 2003.  The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

UNITED STATES CELLULAR CORPORATION

2ND QUARTER REPORT ON FORM 10-Q/A

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$610,109	$501,153	$1,174,710	$962,266
Equipment sales	29,701	23,186	61,014	40,493
Total Operating Revenues	639,810	524,339	1,235,724	1,002,759
OPERATING EXPENSES
System operations (excluding Depreciation shown separately below)	147,032	118,138	284,997	226,059
Marketing and selling	98,548	78,899	207,469	158,125
Cost of equipment sold	57,362	36,588	122,127	66,955
General and administrative	175,638	113,033	333,087	221,511
Depreciation	87,463	68,957	182,363	134,934
Amortization and accretion	17,231	7,452	31,908	14,227
Loss on assets held for sale	3,500	—	27,000	—
Total Operating Expenses	586,774	423,067	1,188,951	821,811
OPERATING INCOME	53,036	101,272	46,773	180,948

INVESTMENT AND OTHER INCOME (EXPENSE)
Investment income	13,484	7,287	25,862	17,748
Interest income	376	1,375	803	2,413
Other income (expense), net	1,145	1,268	979	1,626
Interest expense	(16,444)	(8,657)	(31,898)	(17,687)
Loss on investments	—	(244,699)	(3,500)	(244,699)
Total Investment and Other Income (Expense)	(1,439)	(243,426)	(7,754)	(240,599)
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	51,597	(142,154)	39,019	(59,651)
Income tax expense (benefit)	21,656	(54,993)	20,507	(19,316)

INCOME (LOSS) BEFORE MINORITY INTEREST	29,941	(87,161)	18,512	(40,335)
Minority share of income	(1,630)	(1,221)	(4,859)	(3,654)
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES	28,311	(88,382)	13,653	(43,989)
Cumulative effect of accounting changes, net of tax	—	—	(14,346)	4,097
NET INCOME (LOSS)	$28,311	$(88,382)	$(693)	$(39,892)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	86,134	86,083	86,127	86,068
BASIC EARNINGS (LOSS) PER SHARE (Note 6)
Income (Loss) Before Cumulative Effect of Accounting Changes	$0.33	$(1.03)	$0.16	$(0.51)
Cumulative Effect of Accounting Changes	—	—	(0.17)	0.05
Net Income (Loss)	$0.33	$(1.03)	$(0.01)	$(0.46)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING(000s)	86,501	86,083	86,483	86,068
DILUTED EARNINGS (LOSS) PER SHARE (Note 6)
Income (Loss) Before Cumulative Effect of Accounting Changes	$0.33	$(1.03)	$0.16	$(0.51)
Cumulative Effect of Accounting Changes	—	—	(0.17)	0.05
Net Income (Loss)	$0.33	$(1.03)	$(0.01)	$(0.46)

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2003	2002
	(As Restated)	(As Restated)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(693)	$(39,892)
Add (Deduct) adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, amortization and accretion	214,271	149,161
Deferred income tax provision	18,051	(56,688)
Investment income	(25,862)	(17,748)
Minority share of income	4,859	3,654
Cumulative effect of accounting changes	14,346	(4,097)
Loss on assets held for sale	27,000	—
Loss on investments	3,500	244,699
Other noncash expense	7,021	5,702
Changes in assets and liabilities
Change in accounts receivable	35,229	(20,506)
Change in inventory	(32,643)	26,785
Change in accounts payable	(91,449)	(19,462)
Change in accrued interest	562	504
Change in accrued taxes	17,472	31,652
Change in customer deposits and deferred revenues	13,007	9,798
Change in other assets and liabilities	(9,679)	(6,771)
	194,992	306,791

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(294,461)	(236,061)
System development costs	(9,541)	(20,713)
Refund of deposit from FCC	—	47,565
Acquisitions, excluding cash acquired	(1,244)	(18,010)
Distributions from unconsolidated entities	17,564	5,773
Other investing activities	(1,527)	(2,097)
	(289,209)	(223,543)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from contracts payable	—	159,918
Increase in notes payable	239,278	57,444
Repayment of notes payable	(94,278)	(306,444)
Repurchase of long-term debt	(40,680)	—
Capital (distributions) to minority partners	(1,706)	(3,616)
Other financing activities	2,428	(1,247)
	105,042	(93,945)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,825	(10,697)

CASH AND CASH EQUIVALENTS-
Beginning of period	14,864	28,941
End of period	$25,689	$18,244

The accompanying notes to consolidated financial statements

are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	June 30, 2003	December 31, 2002
	(As Restated)
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents
General funds	$24,966	$14,155
Affiliated cash equivalents	723	709
	25,689	14,864

Accounts Receivable
Customers, less allowance of $19,330 and $17,866, respectively	193,554	220,430
Roaming	42,203	53,545
Other	32,345	41,276
Inventory	87,498	55,490
Prepaid expenses	23,272	19,749
Prepaid income taxes	16,142	26,610
Other current assets	24,153	21,309
	444,856	453,273
INVESTMENTS
Licenses	979,759	1,038,556
Goodwill	547,663	643,629
Customer lists, net of accumulated amortization of $15,543 and $6,567, respectively	31,111	40,087
Marketable equity securities	202,879	185,961
Investments in unconsolidated entities	171,214	161,451
Notes and interest receivable – long-term	6,476	7,287
	1,939,102	2,076,971
PROPERTY, PLANT AND EQUIPMENT
In service and under construction	3,251,063	3,085,583
Less accumulated depreciation	1,167,121	1,051,792
	2,083,942	2,033,791
DEFERRED CHARGES
System development costs, net of accumulated amortization of $104,133 and $89,320, respectively	107,375	114,642
Other, net of accumulated amortization of $5,486 and $5,023, respectively	20,613	21,164
	127,988	135,806

ASSETS OF OPERATIONS HELD FOR SALE	223,876	—

Total Assets	$4,819,764	$4,699,841

The accompanying notes to consolidated financial statements

are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	June 30, 2003	December 31, 2002
	(As Restated)
	(Dollars in thousands)
CURRENT LIABILITIES
9% senior notes	$—	$45,200
Notes payable	605,000	460,000
Accounts payable
Affiliates	4,170	4,958
Trade	205,863	301,929
Customer deposits and deferred revenues	92,898	82,639
Accrued interest	9,858	9,295
Accrued taxes	30,593	24,401
Accrued compensation	26,541	30,279
Other current liabilities	23,040	20,323
	997,963	979,024

LONG-TERM DEBT
Long-term debt-affiliated	105,000	105,000
6% zero coupon convertible debentures	153,065	148,604
7.25% notes	250,000	250,000
8.75% notes	130,000	130,000
Variable prepaid forward contracts	159,856	159,856
Other	13,000	13,000
	810,921	806,460
DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	436,956	424,728
Asset retirement obligation	58,761	—
Derivative liability	15,368	8,709
Other	11,195	10,818
	522,280	444,255

LIABILITIES OF OPERATIONS HELD FOR SALE	9,005	—

MINORITY INTEREST	57,723	55,068

COMMON SHAREHOLDERS’ EQUITY
Common Shares, par value $1 per share; authorized 140,000,000 Shares; issued and outstanding 55,046,268 shares	55,046	55,046
Series A Common Shares, par value $1 per share; authorized 50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006
Additional paid-in capital	1,306,970	1,307,185
Treasury Shares, at cost, 1,913,547 and 1,932,322 shares, respectively	(115,757)	(117,262)
Accumulated other comprehensive income	16,546	10,307
Retained earnings	1,126,061	1,126,752
	2,421,872	2,415,034
Total Liabilities and Shareholders’ Equity	$4,819,764	$4,699,841

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

U.S. Cellular adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” in January 2003.  In the fourth quarter of 2003, U.S. Cellular revised the probability that its lease cell sites would require remediation resulting in U.S. Cellular restating its financial statements for the three and six months ended June 30, 2003.  See Note 5 – Cumulative Effect of Accounting Changes and Note 16 – Restatement of Financial Statements.

U.S. Cellular made changes to its accounting policies, which required it to restate certain items on its income statement for the three and six months ended June 30, 2002.  See Note 5 – “Effects of 2002 Accounting Changes” for the impact on operating income, net income (loss) and earnings (loss) per share.

2.     Summary of Significant Accounting Policies

Asset Retirement Obligation (As Restated)

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

U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS 143, and recorded a $54.4 million liability upon adoption. U.S. Cellular also recorded a charge for a non-cash cumulative change in accounting principle of $14.3 million representing accumulated accretion and depreciation through December 31, 2002.  The asset retirement obligation increased by $4.4 million to $58.8 million as of June 30, 2003. The increase was due to additional liabilities incurred of $2.2 million and accretion of $2.2 million.  See Note 16 – Restatement of Financial Statements for a discussion of the periodic impact due to accretion and depreciation.

In accordance with the transition rules of SFAS No. 143, the following pro forma amounts show the effect of the retroactive application of the change in accounting principle for the adoption of SFAS No. 143:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Actual
Net income (loss)	$28,311	$(88,382)	$(693)	$(39,892)
Basic earnings per share	$0.33	$(1.03)	$(0.01)	$(0.46)
Diluted earnings per share	$0.33	$(1.03)	$(0.01)	$(0.46)

Pro forma
Net income (loss)	$28,311	$(89,119)	$13,653	$(52,591)
Basic earnings per share	$0.33	$(1.04)	$0.16	$(0.61)
Diluted earnings per share	$0.33	$(1.04)	$0.16	$(0.61)

	At December 31, 2002	At January 1, 2002
Pro forma
Asset Retirement Obligation	$54,438	$45,246

Assets and Liabilities of Operations Held for Sale

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless Services, Inc. (“AT&T Wireless”)to exchange wireless properties. When this transaction is fully consummated, U.S. Cellular will receive 10 and 20 megahertz personal communication service licenses in 13 states, approximately $31 million in cash (excluding a working capital adjustment) and minority interests in six markets it currently controls. U.S. Cellular will transfer wireless assets and customers in 10 markets in Florida and Georgia to AT&T Wireless. The assignment and development of certain licenses will be deferred by U.S. Cellular for a period of up to five years from the closing date, in accordance with the exchange agreement.  The acquisition of licenses in the exchange will be accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular to AT&T Wireless will be accounted for as a sale. The closing of the transfer of the U.S. Cellular properties to AT&T Wireless and the assignments to U.S. Cellular from AT&T Wireless of a portion of the personal communication service licenses will occur on August 1, 2003.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	As Restated		As Restated
	(Dollars in thousands, except per share amounts)
Net Income (Loss)
As Reported	$28,311	$(88,382)	$(693)	$(39,892)
Pro Forma Expense	2,183	1,201	3,491	2,402
Pro Forma Net Income (Loss)	$26,128	$(89,583)	$(4,184)	$(42,294)

Basic Earnings Per Share
As Reported	$0.33	$(1.03)	$(0.01)	$(0.46)
Pro Forma Expense Per Share	(0.03)	(0.01)	(0.04)	(0.03)
Pro Forma Basic Earnings Per Share	$0.30	$(1.04)	$(0.05)	$(0.49)

Diluted Earnings Per Share
As Reported	$0.33	$(1.03)	$(0.01)	$(0.46)
Pro Forma Expense Per Share	(0.03)	(0.01)	(0.04)	(0.03)
Pro Forma Diluted Earnings Per Share	$0.30	$(1.04)	$(0.05)	$(0.49)

Recent Accounting Pronouncements

SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued in April 2003, and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” U.S. Cellular will adopt the provisions of this Standard to contracts entered into or modified after June 30, 2003 and to hedging relationships designated after June 30, 2003.  Since the provisions of this Statement will be applied prospectively, there will be no impact on U.S. Cellular’s June 30, 2003 financial position or results of operations.

SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued in May 2003, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise beginning July 1, 2003. SFAS No. 150 requires freestanding financial instruments within its scope to be recorded as a liability in the financial statements.  Freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase issuer’s equity shares and certain obligations to issue a variable number of issuer’s shares.  As of June 30, 2003,U.S. Cellular has no freestanding financial instruments within the scope of SFAS No. 150.  Upon adoption, this Statement is not expected to have any effect on U.S. Cellular’s financial position or results of operations.

FASB Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities” was issued in January 2003, and is effective for all variable interests in variable interest entities created after January 31, 2003, and is effective July 1, 2003 for variable interests in variable interest entities created before February 1, 2003.  This Interpretation clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. U.S. Cellular has reviewed the provisions of FIN 46 and has determined that it does not have an impact on U.S. Cellular’s financial position or results of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	As Restated		As Restated

Effective Tax Rate From
Income before cumulative effect of accounting change excluding losses on investments and assets held for sale	41.6%	43.0%	41.6%	43.1%
Losses on investments and assets held for sale	(35.3)%	(40.5)%	(27.5)%	(40.5)%
Income (Loss) before cumulative effect of accounting change	42.0%	38.7%	52.6%	32.4%

4.     Loss on Investments

U.S. Cellular recorded a license impairment loss of $3.5 million ($2.1 million after subtracting taxes of $1.4 million) in the first quarter of 2003 related to the investment in a non-operational market in Florida that will remain with U.S. Cellular after the exchange with AT&T Wireless is completed.

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

5.     Cumulative Effects of Accounting Changes (as restated)

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

U.S. Cellular made certain changes to its accounting policies in the fourth quarter of 2002 which required U.S. Cellular to restate certain items on its income statement for the three and six month periods ending June 30, 2002.  Other than the cumulative effect of the accounting change, none of the prior period changes have a significant impact on operating income, net income (loss) or earnings per share for the periods presented below.

	Three Months Ended June 30, 2002
	As Reported	Changes	As Restated
	(Dollars in thousands, except per share amounts)
Effects of 2002 Accounting Changes
Operating Revenues
Changes related to EITF 01-09 reclassification (1)	$527,710	$(3,371)	$524,339
Operating Expenses
Changes related to EITF 01-09 reclassification (1)		(3,371)
Changes related to SAB 101(2)		(1,223)
	427,661	(4,594)	423,067
Operating Income	100,049	1,223	101,272
(Loss) before Cumulative Effect of Accounting Change	(89,102)	720	(88,382)
Cumulative Effect of Accounting Change (2)	—	—	—
Net (Loss)	$(89,102)	$720	$(88,382)

Earnings Per Share – Cumulative Effect of Accounting Change
Basic	$—	$—	$—
Fully Diluted	$—	$—	$—

Earnings Per Share – Net (Loss)
Basic	$(1.04)	$.01	$(1.03)
Fully Diluted	$(1.04)	$.01	$(1.03)

	Six Months Ended June 30, 2002
	As Reported	Changes	As Restated
	(Dollars in thousands, except per share amounts)
Effects of 2002 Accounting Changes
Operating Revenues
Changes related to EITF 01-09 reclassification (1)	$1,006,130	$(3,371)	$1,002,759
Operating Expenses
Changes related to EITF 01-09 reclassification (1)		(3,371)
Changes related to SAB 101(2)		(2,053)
	827,235	(5,424)	821,811
Operating Income	178,895	2,053	180,948
(Loss) before Cumulative Effect of Accounting Change	(45,210)	1,221	(43,989)
Cumulative Effect of Accounting Change (2)	—	4,097	4,097
Net (Loss)	$(45,210)	$5,318	$(39,892)

Earnings Per Share – Cumulative Effect of Accounting Change
Basic	$—	$0.05	$0.05
Fully Diluted	$—	$0.05	$0.05

Earnings Per Share – Net (Loss)
Basic	$(0.53)	$0.07	$(0.46)
Fully Diluted	$(0.53)	$0.07	$(0.46)

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

The amounts used in computing Earnings per Common and Series A Common Shares and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	As Restated		As Restated
	(Dollars and shares in thousands)
Basic Earnings per Share:
Income (Loss) Before Cumulative Effect of Accounting Changes	$28,311	$(88,382)	$13,653	$(43,989)
Cumulative Effect of Accounting Changes	—	—	(14,346)	4,097
Net Income (Loss) used in Basic Earnings per Share	$28,311	$(88,382)	$(693)	$(39,892)

Diluted Earnings per Share:
Income (Loss) Before Cumulative Effect of Accounting Changes	$28,311	$(88,382)	$13,653	$(43,989)
Cumulative Effect of Accounting Changes	—	—	(14,346)	4,097
Net Income (Loss) used in Diluted Earnings per Share	$28,311	$(88,382)	$(693)	$(39,892)

Weighted Average Number of Common Shares used in Basic Earnings per Share	86,134	86,083	86,127	86,068
Effect of Dilutive Securities:
Stock options and stock appreciation rights (1)	367	—	356	—
Weighted Average Number of Common Shares used in Diluted Earnings per Share	86,501	86,083	86,483	86,068

Basic Earnings per Share:
Income (Loss) Before Cumulative Effect of Accounting Changes	$0.33	$(1.03)	$0.16	$(0.51)
Cumulative Effect of Accounting Changes	—	—	(0.17)	0.05
	$0.33	$(1.03)	$(0.01)	$(0.46)

Diluted Earnings per Share:
Income (Loss) Before Cumulative Effect of Accounting Changes	$0.33	$(1.03)	$0.16	$(0.51)
Cumulative Effect of Accounting Changes	—	—	(0.17)	0.05
	$0.33	$(1.03)	$(0.01)	$(0.46)

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

7.     Marketable Equity Securities

U.S. Cellular and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile share prices.  U.S. Cellular does not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, exchanges or reorganization of other investments.  The market values of the marketable securities may fall below the accounting cost basis of such securities.  If management determines the decline in value of the marketable securities to be “other than temporary”, any unrealized loss included in accumulated other comprehensive income is recognized and recorded as a loss in the Statement of Operations.

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

U.S. Cellular and its subsidiaries have entered into a number of forward contracts in 2002 related to the marketable equity securities that they hold. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities. The downside risk is hedged at or above the accounting cost basis thereby eliminating the risk of an other than temporary loss being recorded on these contracted securities.

U.S. Cellular terminated all securities lending agreements with investment banks related to its Vodafone American Depositary Receipts in the second quarter of 2003.

Information regarding U.S. Cellular’s marketable equity securities and the components of accumulated other comprehensive income are summarized below.

	June 30, 2003	December 31, 2002
	(Dollars in thousands)
Marketable Equity Securities
Fair Value
Vodafone Group Plc
10,245,370 American Depositary Receipts	$201,322	$185,646
Rural Cellular Corporation
370,882 Common Shares	1,557	315
Aggregate Fair Value	202,879	185,961
Accounting Cost Basis*	160,162	160,362
Gross Unrealized Holding Gains	42,717	25,599
Income Tax (Expense)	(16,873)	(10,111)
Unrealized Holding Gains, net of tax	25,844	15,488
Derivative Accounting, net of tax	(9,298)	(5,181)
Accumulated Other Comprehensive Income	$16,546	$10,307

*The accounting cost basis of the marketable equity securities was reduced by an other-than-temporary loss of $200,000 recognized related to U.S. Cellular’s investment in Rural Cellular Corporation during 2003. This loss is recorded in Other income (expense), net.

8.     Goodwill

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

(1)   See Note 9 – Assets and Liabilities of Operations Held for Sale for discussion of allocation.

9.     Assets and Liabilities of Operations Held for Sale

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless to exchange wireless properties. When this transaction is fully consummated, U.S. Cellular will receive 10 and 20 megahertz personal communication service licenses in 13 states, representing 12.2 million incremental population equivalents contiguous to existing properties and 4.4 million population equivalents that overlap existing properties in the Midwest and the Northeast. U.S. Cellular will also receive approximately $31 million in cash (excluding a working capital adjustment) and minority interests in six markets it currently controls. U.S. Cellular will transfer wireless assets and customers in 10 markets, representing 1.5 million population equivalents, in Florida and Georgia to AT&T Wireless.  The assignment and development of certain licenses may be deferred by U.S. Cellular for a period of up to five years from the closing date, in accordance with the exchange agreement. The acquisition of licenses in the exchange will be accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular to AT&T Wireless will be accounted for as a sale. The closing of the transfer of the U.S. Cellular properties to AT&T Wireless and the assignments to U.S. Cellular from AT&T Wireless of a portion of the personal communication service licenses is expected to occur on August 1, 2003. U.S. Cellular will not report the transaction as discontinued operations as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2002.

U.S. Cellular’s consolidated balance sheet as of June 30, 2003 reflects the assets and liabilities to be transferred as assets and liabilities of operations held for sale in accordance with SFAS No. 144. The results of operations of the markets to be transferred continue to be included in results from operations.

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

U.S. Cellular anticipates that it will record an additional charge to the Statement of Operations of approximately $12 million for income taxes and will have a current liability of approximately $4 million related to state income taxes on the completion of the transaction. As a result of the Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted in May of 2003, U.S. Cellular anticipates that it will claim additional federal tax depreciation deductions in 2003. Such additional depreciation deductions are expected to result in a federal net operating loss for U.S. Cellular for 2003; accordingly, U.S. Cellular anticipates that there will be no current federal tax liability in 2003 attributable to the planned exchange of assets with AT&T Wireless.

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

As of June 30, 2003, U.S. Cellular had repurchased 4,139,000 Common Shares under these and other authorized programs.  No shares were repurchased in the first six months of 2003 or 2002.

11.   Accumulated Other Comprehensive Income (Loss)

The cumulative balance of unrealized gains and (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income (loss) are as follows:

	Six Months Ended June 30,
	2003	2002
	(Dollars in thousands)
Balance, beginning of period	$10,307	$(78,997)

Marketable Equity Securities
Add (Deduct):
Unrealized gains (losses) on securities	16,918	(132,155)
Income tax (expense) benefit	(6,683)	53,591

Net unrealized gains (losses)	10,235	(78,564)

Deduct (Add):
Recognized (losses) on securities	(200)	(244,699)
Income tax benefit	79	99,112
Net recognized (losses) from Marketable Equity Securities Included in Net Income	(121)	(145,587)

	10,356	67,023
Derivative Instruments
Unrealized gain (loss) on derivative instruments	(6,659)	17,000
Income tax (expense) benefit	2,542	(6,885)
Net unrealized gains (losses) on derivative instruments	(4,117)	10,115
Net change in unrealized gains (losses) included in Comprehensive Income (Loss)	6,239	77,138
Balance, end of period	$16,546	$(1,859)

Accumulated Unrealized Gain (Loss) on Derivative Instruments

Balance, beginning of period	$(5,181)	$—
Add (Deduct):
Change in unrealized gain (loss) on derivative instruments	(6,659)	17,000
Income tax (expense) benefit	2,542	(6,885)
	(4,117)	10,115
Balance, end of period	$(9,298)	$10,115

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	As Restated		As Restated
	(Dollars in thousands)
Comprehensive Income (Loss)
Net Income (loss) available to common	$28,311	$(88,382)	$(693)	$(39,892)
Net change in unrealized gains (losses) on securities and derivative instruments	3,715	125,618	6,239	77,138
	$32,026	$37,236	$5,546	$37,246

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

15.   Subsequent Event

U.S. Cellular completed the transaction with AT&T Wireless on August 1, 2003 as contemplated and discussed in Note 2 – Summary of Significant Accounting Policies and Note 9 – Assets and Liabilities of Operations Held for Sale.

16.   Restatement of Financial Statements

U.S. Cellular is restating its financial statements in response to a comment letter received from the SEC regarding its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 that was originally filed on August 8, 2003.  This restatement relates to the adoption of SFAS No. 143, as explained below.

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

As a result of this change, U.S. Cellular has restated its 2003 financial statements for the first six months of 2003 to reflect a liability for future remediation of $54.4 million and a charge of $14.3 million, net of taxes and minority interest, as a cumulative effect of an accounting change. This cumulative effect reflects accretion and depreciation that would have been charged to expense in prior years had SFAS No. 143 been effective for periods prior to January 1, 2003.  This change also resulted in additional charges to income for depreciation and non-cash accretion expense in the three and six months ended June 30, 2003.  There was no impact to the consolidated balance sheet as of December 31, 2002 or the results of operations or cash flows for the three and six months ended June 30, 2002.  A summary of changes to in the three and six months ended June 30, 2003 is included below.

	Three Months Ended June 30, 2003
(Dollars in thousands, except per share amounts)	As Originally Reported	Effects of 2003 Accounting Changes	As Restated
Statement of Operations:
Depreciation expense:
SFAS 143 – reclassification of retail/office leases		$—
SFAS 143 – depreciation for period		359
Total	$87,104	359	$87,463

Amortization and accretion expense	16,167	1,064	17,231

Operating Income (Loss)
SFAS 143 – reversal of one-time adjustment		—
SFAS 143 – depreciation for period		(359)
SFAS 143 – accretion for period		(1,064)
Total	54,459	(1,423)	53,036

Income tax expense (benefit)	22,247	(591)	21,656

Minority share of (income) loss	(1,659)	29	(1,630)

Income (loss) before cumulative effect of accounting change	29,114	(803)	28,311

Cumulative effect of accounting change, net of tax:
SFAS 143 – retail/office leases		—
SFAS 143 – cell site leases		—
Total	$—	$—	$—

Net income (loss)	$29,114	$(803)	$28,311

Basic earnings per share
Income (loss) before cumulative effect of accounting change	$0.34	$(0.01)	$0.33
Cumulative effect of accounting change	$—	$—	$—
Net income (loss)	$0.34	$(0.01)	$0.33

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$0.34	$(0.01)	$0.33
Cumulative effect of accounting change	$—	$—	$—
Net income (loss)	$0.34	$(0.01)	$0.33

	Six Months Ended June 30, 2003
(Dollars in thousands, except per share amounts)	As Originally Reported	Effects of 2003 Accounting Changes	As Restated
Statement of Operations:
Depreciation expense:
SFAS 143 – reclassification of retail/office leases		$(1,321)
SFAS 143 – depreciation for period		708
Total	$182,976	613	$182,363

Amortization and accretion expense	29,798	2,110	31,908

Operating Income (Loss)
SFAS 143 – reversal of one-time adjustment		1,321
SFAS 143 – depreciation for period		(708)
SFAS 143 – accretion for period		(2,110)
Total	48,270	(1,497)	46,773

Income tax expense (benefit)	21,129	(622)	20,507

Minority share of income	(4,916)	57	(4,859)

Income (loss) before cumulative effect of accounting change	14,471	(818)	13,653

Cumulative effect of accounting change, net of tax:
SFAS 143 – retail/office leases		(799)
SFAS 143 – cell site leases		(13,547)
Total	—	(14,346)	(14,346)

Net income (loss)	$14,471	$(15,164)	$(693)

Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$0.17	$(0.01)	$0.16
Cumulative effect of accounting change	$—	$(0.17)	$(0.17)
Net income (loss)	$0.17	$(0.18)	$(0.01)

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$0.17	$(0.01)	$0.16
Cumulative effect of accounting change	$—	$(0.17)	$(0.17)
Net income (loss)	$0.17	$(0.18)	$(0.01)

Balance Sheet:
Prepaid income taxes	$16,089	$53	$16,142
Property, plant and equipment in service	3,214,214	36,849	3,251,063
Accumulated depreciation	(1,159,849)	(7,272)	(1,167,121)
Total Assets	$4,790,134	$29,630	$4,819,764

Net deferred income tax liability	$447,194	$(10,238)	$436,956
Asset retirement obligation	—	58,761	58,761
Other deferred liabilities and credits	14,404	(3,209)	11,195
Minority interest	58,243	(520)	57,723
Retained earnings	1,141,225	(15,164)	1,126,061
Total Liabilities and Stockholders’ Equity	$4,790,134	$29,630	$4,819,764

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

U.S. Cellular is restating certain portions of its management’s discussion and analysis of results of operations and financial condition in response to a comment letter received from the SEC regarding its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 that was originally filed on August 8, 2003.  This restatement relates to the adoption of SFAS No. 143, as explained below.

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

As a result of this change, U.S. Cellular has restated its financial statements for the first six months of 2003 to reflect a liability for future remediation of $54.4 million and a charge of $14.3 million, net of taxes and minority interest, as a cumulative effect of an accounting change. This cumulative effect reflects amounts that would have been charged to expense in prior years had SFAS No. 143 been effective for periods prior to January 1, 2003.  This change also requires additional charges to income for depreciation and non-cash accretion expense in the second quarter and first six months of 2003.  See Note 16 – Restatement of Financial Statements.

U.S. Cellular is also including additional disclosures such as, but not limited to, defining the calculation of certain statistics, defining equivalent access lines, deleting acronyms, including total dollars in narratives, disclosing the make-up of selling and marketing cost per gross customer activation and disclosing additional information on critical accounting policies and estimates.

Except as expressly stated herein, this amendment does not update any of the disclosures contained in the original filing to reflect any events that occurred after the original filing date of August 8, 2003.

U.S. Cellular owned, or had the right to acquire pursuant to certain agreements, either majority or minority interests in 165 cellular markets and 70 personal communications service  basic trading area markets at June 30, 2003. The markets in which U.S. Cellular has a controlling interest for financial reporting purposes (“consolidated markets”) include 10 markets that it transferred to AT&T Wireless on August 1, 2003 pursuant to an agreement reached in March 2003. U.S. Cellular expects to receive from  AT&T Wireless controlling interests in 36 personal communication service licenses and minority interests in six cellular markets in which U.S. Cellular currently owns a controlling interest, 14 of which were transferred to it on August 1, 2003. A summary of the number of markets U.S. Cellular owns or has acquirable as of June 30, 2003 follows.

Number of Markets
Consolidated markets which have begun marketing activities and have signed up customers for service (“operational consolidated markets”) (1)	150
Consolidated markets which have not yet begun marketing activities	28
Consolidated markets to be acquired pursuant to existing agreements (2)	35
Operational consolidated markets to be divested pursuant to existing agreements (1)	(10)
Minority interests accounted for using equity method	26
Minority interests accounted for using cost method	6
Total current and acquirable	235

(1)   Includes the 10 markets transferred to AT&T Wireless, as the operations of these markets are included in U.S. Cellular’s consolidated results for 2003.

(2)   Excludes one personal communication service licensed area to be acquired from AT&T Wireless in which U.S. Cellular current owns a personal communication service license. The other 35 personal communication service licenses to be acquired from AT&T Wireless are in areas in which U.S. Cellular does not currently own a personal communication service license.

RESULTS OF OPERATIONS

Six Months Ended 6/30/03 Compared to Six Months Ended 6/30/02

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	Six Months Ended or At June 30, (1)
	2003	2002

Total market population (in thousands) (2)	41,288	30,384
Customers	4,343,000	3,547,000
Market penetration	10.52%	11.67%
Markets in operation	150	148
Total employees	6,200	5,175
Cell sites in service	4,106	3,145
Average monthly service revenue per customer (3)	$46.24	$45.82
Postpay churn rate per month (4)	1.5%	1.8%
Marketing cost per gross customer addition	$367	$374	(5) (6)

(1)   All amounts in both periods include the results of the 10 markets transferred to AT&T Wireless.

(2)   Represents 100% of the population of U.S. Cellular’s consolidated markets, regardless of whether the market has begun marketing operations. The total market population of 1.5 million in the 10 markets that U.S. Cellular transferred to AT&T Wireless is included in this amount, as the customers and operating results of these 10 markets are included in U.S. Cellular’s consolidated results for both periods presented. Market penetration is calculated using 2002 and 2001 Claritas population estimates for 2003 and 2002, respectively.

(3)   Average monthly service revenue per customer is calculated as follows:

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
		As Restated
Service Revenues per statement of operations	$1,174,710	$962,266
Divided by average customers during period (000s)	4,234	3,500
Divided by six months in each period	6	6
Average monthly revenue per unit	$46.24	$45.82

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

(5)   Restated to reflect U.S. Cellular’s change in application of Staff Accounting Bulletin (“SAB”) No. 101 in 2002.

(6)   For a discussion of the components of this calculation, see “Operating Expenses – Cost of Equipment Sold”.

U.S. Cellular’s operations include 100% of the revenues and expenses of its consolidated markets plus its corporate office operations. Operating revenues, driven by a 22% increase in customers served, rose $232.9 million, or 23%, to $1,235.7 million in 2003 from $1,002.8 in 2002. Operating expenses, driven by growth in customers, fixed assets and minutes of use and the continued integration of the Chicago market into its operations, increased $367.2 million, or 45%, to $1,189.0 million in 2003 from $821.8 million in 2002. Operating income decreased $134.2 million, or 74%, to $46.8 million in 2003 from $181.0 million in 2002. The decline in operating income primarily reflects increases in all recurring operating expense captions that were larger than the growth in operating revenues. In addition, U.S. Cellular recorded a loss, included in operating expenses, of $27.0 million in 2003 related to the assets transferred to AT&T Wireless. U.S. Cellular expects operating income for the full year of 2003 to be lower than in 2002.

Investment and other (expense) totaled $7.8 million in 2003 and $240.6 million in 2002. In 2003, interest expense increased related to the financing of the acquisition of the Chicago market during the second half of 2002. In 2002, U.S. Cellular recorded a loss of $244.7 million on the other than temporary writedown of its marketable securities. Net income (loss) and diluted earnings per share totaled a loss of $0.7 million and $(0.01), respectively, in 2003 and a loss of $39.9 million and ($0.46), respectively, in 2002. Excluding the after-tax effects of the cumulative effect of accounting change, net income (loss) and diluted earnings per share totaled income of $13.7 million and $0.16, respectively, in 2003 and a loss of $44.0 million and ($0.51), respectively, in 2002.

On August 7, 2002, U.S. Cellular completed the acquisition of the assets and certain liabilities of Chicago 20, LLC, now known as United States Cellular Operating Company of Chicago, LLC (“USCOC of Chicago” or the “Chicago market”) from PrimeCo Wireless Communications LLC (“PrimeCo”). USCOC of Chicago operates a wireless system in the Chicago major trading area. USCOC of Chicago is the holder of certain FCC licenses, including a 20 megahertz personal communication service license in the Chicago major trading area (excluding Kenosha County, Wisconsin) covering a total population of 13.2 million. The Chicago market’s operations are included in consolidated operations for the first half of 2003 but not for the comparable period of 2002. The Chicago market’s operations contributed to the increases in U.S. Cellular’s operating revenues and expenses during 2003 compared to 2002.

Operating Revenues

	Six Months Ended June 30,
	2003	2002
	(Dollars in millions)
Operating Revenues
Retail service	$962.5	$774.1
Inbound roaming	111.4	116.7
Long-distance and other	100.8	71.5
Service Revenues	1,174.7	962.3
Equipment sales	61.0	40.5
Total Operating Revenues	$1,235.7	$1,002.8

Operating revenues increased $232.9 million, or 23%, to $1,235.7 million in 2003 from $1,002.8 million in 2002.

Service revenues primarily consist of: (i) charges for access, airtime and value-added services provided to U.S. Cellular’s retail customers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems. Service revenues increased $212.4 million, or 22%, to $1,174.7 million in 2003 from $962.3 million in 2002. The increase was primarily due to the growing number of retail customers. Monthly service revenue per customer averaged $46.24 in 2003, a 1% increase from an average of $45.82 in 2002.

Retail service revenue increased $188.4 million, or 24%, to $962.5 million in 2003 from $774.1 million in 2002. Growth in U.S. Cellular’s customer base and an increase in average monthly retail service revenue per customer were the primary reasons for the increase in retail service revenue. The number of customers increased 22% to 4,343,000 at June 30, 2003, due to customer additions from its marketing channels as well as the addition of customers from the Chicago market acquisition over the past 12 months, and average monthly retail service revenue per customer increased 3% to $37.89 in 2003.

Management anticipates that overall growth in U.S. Cellular’s customer base will continue at a slower pace in the future, primarily as a result of an increase in the number of competitors in its markets and continued penetration of the consumer market. As U.S. Cellular expands its operations in the Chicago market and into other personal communication service markets in the remainder of 2003 and in 2004, it anticipates adding customers and revenues in those markets.

Monthly local retail minutes of use per customer averaged 401 in 2003 and 259 in 2002. The increase in monthly local retail minutes of use was driven by U.S. Cellular’s focus on designing incentive programs and rate plans to stimulate overall usage, as well as the acquisition of the Chicago market, whose customers used more minutes per month than U.S. Cellular average. The impact on retail service revenue of the increase in minutes of use in 2003 was partially offset by a decrease in average revenue per minute of use. Management anticipates that U.S. Cellular’s average revenue per minute of use will continue to decline in the future, reflecting increased competition and penetration of the consumer market.

Inbound roaming revenue decreased $5.3 million, or 4%, to $111.4 million in 2003 from $116.7 million in 2002. The decrease in revenue related to inbound roaming on U.S. Cellular’s systems primarily resulted from a decrease in revenue per roaming minute of use, partially offset by the increase in roaming minutes used. The increase in inbound roaming minutes of use was primarily driven by the overall growth in the number of customers throughout the wireless industry. The decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates.

Management anticipates that the rate of growth in inbound roaming minutes of use will continue to slow down due to two factors:

•      newer customers may roam less than existing customers, reflecting further penetration of the consumer market, and

•      as new wireless operators begin service in U.S. Cellular’s markets, its roaming partners may switch their business from it to these new operators or to their own systems.

Management also anticipates that average inbound roaming revenue per minute of use will continue to decline, reflecting the continued general downward trend in negotiated rates.

Long-distance and other revenue increased $29.3 million, or 41%, to $100.8 million in 2003 from $71.5 million in 2002, primarily related to a $19.2 million increase in amounts billed to U.S. Cellular’s customers to offset costs related to certain regulatory mandates, such as universal service funding, wireless number portability and E-911 infrastructure, which are being passed through to customers. Additionally, the amounts U.S. Cellular charges to its customers to offset universal service funding costs increased significantly due to changes in FCC regulations beginning April 1, 2003, contributing to the $19.2 million increase.

The increase in long-distance and other revenue was also driven by an increase in the volume of long-distance calls billed by U.S. Cellular from inbound roamers using U.S. Cellular’s systems to make long-distance calls. This effect was partially offset by price reductions primarily related to long-distance charges on roaming minutes of use as well as U.S. Cellular’s increasing use of pricing plans for its customers which include long-distance calling at no additional charge.

Equipment sales revenues increased $20.5 million, or 51%, to $61.0 million in 2003 from $40.5 million in 2002.  The increase in equipment sales revenues reflects a change in U.S. Cellular’s method of distributing handsets to its agent channel. Beginning in the second quarter of 2002, U.S. Cellular began selling handsets to its agents at a price approximately equal to its cost before applying any rebates. Previously, U.S. Cellular’s agents purchased handsets from third parties. Selling handsets to agents enables U.S. Cellular to provide better control over handset quality, set roaming preferences and pass along quantity discounts. Management anticipates that U.S. Cellular will continue to sell handsets to agents in the future, and that it will continue to provide rebates to agents who provide handsets to new and current customers.

In these transactions, equipment sales revenue is recognized upon delivery of the related products to the agents, net of any anticipated agent rebates. In most cases, the agents receive a rebate from U.S. Cellular at the time these agents provide handsets to sign up a new customer or retain a current customer.

Handset sales to agents, net of all rebates, increased equipment sales revenues by approximately $27.5 million during 2003. Equipment sales to customers through U.S. Cellular’s non-agent channels decreased $7.0 million, or 20%, from 2002. Gross customer activations, the primary driver of equipment sales revenues, increased 41% in 2003. The increase in gross customer activations in 2003 was driven by an increase in store traffic in U.S. Cellular’s markets and the acquisition of the Chicago market, which added to U.S. Cellular’s distribution network. The decrease in equipment sales revenues from U.S. Cellular’s non-agent channels is primarily attributable to lower revenue per handset in 2003, reflecting declining handset prices on most models and the reduction in sales prices to end users as a result of increased competition.

Operating Expenses

	Six Months Ended June 30,
	2003	2002
	As Restated
	(Dollars in millions)
Operating Expenses
System operations (excluding Depreciation shown separately below)	$285.0	$226.1
Marketing and selling	207.5	158.1
Cost of equipment sold	122.1	67.0
General and administrative	333.1	221.5
Depreciation	182.4	134.9
Amortization and accretion	31.9	14.2
Loss on assets held for sale	27.0	—
Total Operating Expenses	$1,189.0	$821.8

Operating expenses increased $367.2 million, or 45%, to $1,189.0 million in 2003 from $821.8 million in 2002.

System operations expenses (excluding depreciation)  increased $58.9 million, or 26%, to $285.0 million in 2003 from $226.1 million in 2002. System operations expenses include charges from other telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges and outbound roaming expenses. The increase in system operations expenses in 2003 was due to the following factors:

•    a 31% increase in the number of cell sites within U.S. Cellular’s systems, to 4,106 in 2003 from 3,145 in 2002, as it continues to expand and enhance coverage in its service areas through both acquisitions and internal growth; and

•    increases in minutes of use both on U.S. Cellular’s systems and by its customers using other systems while roaming.

The ongoing reduction both in the per-minute cost of usage on U.S. Cellular’s systems and in negotiated roaming rates partially offset the above factors.

As a result of the above factors, the components of system operations expenses were affected as follows:

•      maintenance, utility and cell site expenses increased $25.8 million, or 44%;

•      the cost of minutes used on U.S. Cellular’s systems increased $25.6 million, or 47%; and

•      expenses incurred when U.S. Cellular’s customers used other systems when roaming increased $7.6 million, or 7%.

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

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage both on U.S. Cellular’s systems and on other carriers’ networks. As the Chicago area has historically been U.S. Cellular’s customers’ most popular roaming destination, management anticipates that the continued integration of the Chicago market into its operations will result in a further increase in minutes of use by U.S. Cellular’s customers on its systems and a corresponding decrease in minutes of use by its customers on other systems, resulting in a lower overall increase in minutes of use by U.S. Cellular’s customers on other systems. Such a shift in minutes of use should reduce U.S. Cellular’s per-minute cost of usage in the future, to the extent that its customers use its systems rather than other carriers’ networks. Additionally, U.S. Cellular’s acquisition and subsequent buildout of licensed areas received in the AT&T Wireless transaction may shift more minutes of use to U.S. Cellular’s systems, as many of these licensed areas are major roaming destinations for its current customers.

Marketing and selling expenses increased $49.4 million, or 31%, to $207.5 million in 2003 from $158.1 million in 2002. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. The increase in 2003 was primarily due to the following factors:

•      the 41% increase in gross customer activations in 2003, which drove a $14.9 million, or 30%, increase in commissions and agent-related payments; and

•      a $21.2 million increase in advertising costs, primarily related to the continued marketing of the U.S. Cellular brand in the Chicago market.

Cost of equipment sold increased $55.1 million, or 82%, to $122.1 million in 2003 from $67.0 million in 2002. The increase in 2003 is primarily due to the $52.9 million increase in handset costs related to the sale of handsets to agents beginning in the second quarter of 2002. Cost of equipment sold from non-agent channels increased by $2.2 million, or 4%, in 2003. The increase in cost of equipment sold from non-agent channels primarily reflects a 41% increase in gross customer activations, almost fully offset by the effects of economies realized from U.S. Cellular’s merchandise management system.

Sales and marketing cost per gross customer activation decreased 2% to $367 in 2003 from $374 in 2002.   The numerator of the sales and marketing cost per gross customer activation calculation is the sum of the statement of operations line items Marketing and selling expenses and Cost of equipment sold, less Equipment sales revenues (excluding agent rebates related to customer retention), incurred during a specific period. The denominator is the number of gross new customers activated on the U.S. Cellular network during such period, excluding renewals and upgrades.

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

	Six Months Ended June 30,
	2003	2002
		(As Restated)
Components of cost (000s):
Marketing and selling expenses	$207,469	$158,125
Cost of equipment sold	122,127	66,955
Less equipment sales revenues	(61,014)	(40,493)
Less retention-related agent rebate reductions of equipment sales revenues	(13,638)	(394)
Total costs	$254,944	$184,193
Gross customer activations (000s)	695	493
Sales and marketing cost per gross customer activation	$367	$374

General and administrative expenses increased $111.6 million or 50%, to $333.1 million, in 2003 from $221.5 million in 2002. These expenses include the costs of operating U.S. Cellular’s customer care centers, the costs of serving and retaining customers and the majority of its corporate expenses. Monthly general and administrative expenses per customer increased 29% to $13.65 in 2003 from $10.57 in 2002. General and administrative expenses represented 28% of service revenues in 2003 and 23% in 2002. The increase in general and administrative expenses in 2003 is primarily due to the following factors:

•      a $25.8 million increase in billing-related expenses, primarily due to the expenses related to the maintenance of the Chicago market’s billing system and the ongoing conversion of such billing system to the system used in U.S. Cellular’s other operations;

•      a $13.0 million increase in customer retention expenses;

•      a $12.0 million increase in bad debt expenses;

•      a $10.4 million increase in expenses related to payments into the federal universal service fund, based on an increase in rates due to changes in FCC regulations; and

•      an increase in customer service-related expenses as a result of the 22% increase in U.S. Cellular’s customer base.

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

Depreciation expense increased $47.5 million, or 35%, to $182.4 million in 2003 from $134.9 million in 2002. The increases reflect rising average fixed asset balances, which increased 33% in 2003. Increased fixed asset balances in 2003 resulted from the following factors:

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

See “Financial Resources and Liquidity – Liquidity and Capital Resources” for further discussion of U.S. Cellular’s capital expenditures.

Amortization and accretion expense increased $17.7 million, or 124%, to $31.9 million in 2003 from $14.2 million in 2002, primarily driven by the $11.1 million of amortization related to the customer list intangible assets and other deferred charges acquired in the USCOC of Chicago transaction during 2002. These customer list assets are amortized based on the average customer retention periods of each customer list. Amortization and accretion expense includes $2.2 million of accretion related to the asset retirement obligation in 2003.

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

Operating Income

Operating income totaled $46.8 million in 2003 compared to $181.0 million in 2002, a $134.2 million, or 74%, decrease. The operating income margins (as a percent of service revenues) were 4.0% in 2003 and 18.8% in 2002. The decline in operating income and operating income margin in 2003 reflects the following:

•      the loss on assets held for sale related to the asset exchange transaction with AT&T Wireless;

•      the acquisition and subsequent brand launch and transition costs related to the Chicago market;

•      increased general and administrative expenses, primarily driven by the acquisition and subsequent transition of the Chicago market’s billing system as well as increased customer retention, bad debt and universal service funding expenses;

•      increased system operations expenses, primarily driven by increases in the number of cell sites in and the number of minutes used by U.S. Cellular’s customers and on its network;

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

Related to its acquisition and subsequent transition of the Chicago market’s operations, U.S. Cellular plans to incur additional expenses during the remainder of 2003 as it competes in the Chicago market. Additionally, U.S. Cellular plans to build out its network into other as yet unserved portions of its personal communication service licensed areas, and will begin marketing operations in those areas during 2003 and 2004. As a result, U.S. Cellular’s operating income and operating margin may be below historical levels for the full year of 2003 compared to the full year of 2002.

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

The FCC has mandated that all wireless carriers must be capable of facilitating wireless number portability beginning in November 2003. At that time, any wireless customer in the largest 100 metropolitan statistical areas in the United States may switch carriers and keep their current wireless telephone number. U.S. Cellular believes it will have the infrastructure in place to accommodate wireless number portability as of the November 2003 deadline. The implementation of wireless number portability may impact U.S. Cellular’s churn rate in the future; however, U.S. Cellular is unable to predict the impact that the implementation of wireless number portability will have on its overall business.

Investment and Other (Expense)

Investment and other (expense) totaled $7.8 million in 2003 and $240.6 million in 2002.

Investment income was $25.9 million in 2003 and $17.7 million in 2002. Investment income primarily represents U.S. Cellular’s share of net income from the markets managed by others that are accounted for by the equity method.

Interest expense totaled $31.9 million in 2003 and $17.7 million in 2002. Interest expense in 2003 is primarily related to Liquid Yield Option Notes ($4.6 million); U.S. Cellular’s 7.25% Notes ($9.3 million); its 8.75% Notes ($5.7 million); its revolving credit facilities with a series of banks ($4.1 million); its contracts with a series of banks related to its investment in Vodafone AirTouch plc (ticker symbol “VOD”) (“forward contracts”) ($1.5 million); and its intercompany note with TDS (the “Intercompany Note”) ($4.3 million). Interest expense in 2002 was primarily related to Liquid Yield Option Notes Liquid Yield Option Notes ($4.4 million), the 7.25% Notes ($9.2 million) and U.S. Cellular’s revolving credit facility entered into in 1997 with a series of banks (the “1997 Revolving Credit Facility”) ($2.6 million).

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

Loss on investments totaled $3.5 million in 2003 and $244.7 million in 2002. In 2003, a license impairment loss was recorded related to U.S. Cellular’s investment in a non-operational market in Florida that remains with it after the exchange with AT&T Wireless was completed.

U.S. Cellular and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile share prices.  U.S. Cellular and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets. U.S. Cellular has not disposed of the investments because of their low tax cost basis would likely trigger a substantial taxable gain upon disposal.  See Liquidity – Marketable Equity Securities and Forward Contracts for a discussion on marketable equity securities.

In June 2002, U.S. Cellular recognized other than temporary losses on its investments in Vodafone and Rural Cellular Corporation.

Income Taxes

Income tax expense (benefit) totaled expense of $20.5 million in 2003 and a benefit of $19.3 million in 2002. The overall effective tax rates were 53% in 2003 and 32% in 2002. The effective tax rates in 2003 and 2002 were impacted by the loss on assets held for sale and the losses on investments, which have different tax rates than U.S. Cellular’s overall operations. For an analysis of U.S. Cellular’s effective tax rates in 2003 and 2002, see Note 3 – Income Taxes.

TDS and U.S. Cellular are parties to a Tax Allocation Agreement, pursuant to which U.S. Cellular is included in a consolidated federal income tax return with other members of the TDS consolidated group.

For financial reporting purposes, U.S. Cellular computes federal income taxes as if it was filing a separate return as its own affiliated group and was not included in the TDS group.

As a result of the Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted in May of 2003, U.S. Cellular anticipates that it will claim additional federal tax depreciation deductions in 2003. Such additional depreciation deductions may result in a federal net operating loss for U.S. Cellular for the full year of 2003.

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

Net Income (Loss)

Net income (loss) totaled a loss of $0.7 million in 2003 and a loss of $39.9 million in 2002. Diluted earnings (loss) per share was $(0.01) in 2003 and ($0.46) in 2002.

Three Months Ended 6/30/03 Compared to Three Months Ended 6/30/02

Operating revenues totaled $639.8 million in the second quarter of 2003, an increase of $115.5 million, or 22%, from $524.3 million in 2002.

Retail service revenues increased $97.9 million, or 24%,to $498.2 million in 2003 from $400.3 million in 2002, primarily due to 22% growth in U.S. Cellular’s customer base and a 2% increase in average monthly retail service revenue per customer.

Inbound roaming revenue decreased $5.5 million, or 9%, to $56.8 million in 2003 from $62.3 million in 2002, for reasons generally the same as for the first six months of 2003.

Long-distance and other revenues increased $16.6 million, or 43%, to $55.1 million in 2003 from $38.5 million in 2002, for reasons generally the same as for the first six months of 2003

Equipment sales revenue increased $6.5 million, or 28%, to $29.7 million in 2003 from $23.2 million in 2002. The increase in equipment sales revenues primarily reflects an increase in handset sales to agents, which began in the second quarter of 2002. Such handset sales to agents, net of all rebates, increased equipment sales revenues by approximately $9.8 million during 2003. Equipment sales to customers through U.S. Cellular’s non-agent channels decreased $3.3 million, or 18%, from 2002. Gross customer activations increased 34% in 2003. The decrease in equipment sales revenues from U.S. Cellular’s non-agent channels is primarily attributable to lower revenue per handset in the second quarter of 2003, reflecting declining handset prices on most models and the reduction in sales prices to end users as a result of increased competition.

Operating expenses totaled $586.8 million in the second quarter of 2003, an increase of $163.7 million, or 39%, from $423.1 million in 2002.

System operations expenses (excluding depreciation) increased $28.9 million, or 24%, to $147.0 million in 2003 from $118.1 million in 2002, for reasons generally the same as for the first six months of 2003.

Marketing and selling expenses increased $19.6 million, or 25%, to $98.5 million in 2003 from $78.9 million in 2002, for reasons generally the same as for the first six months of 2003. Gross customer activations increased 34% in the second quarter of 2003 compared to the same period in 2002.

Cost of equipment sold increased $20.8 million, or 57%, to $57.4 million in 2003 from $36.6 million in 2002, for reasons generally the same as for the first six months of 2003.

Sales and marketing cost per gross customer activations decreased 2% to $378 in 2003 from $386 in 2002. Below is a summary of sales and marketing cost per gross customer activations for each period.

	Three Months Ended June 30,
	2003	2002
		(As Restated)
Components of cost (000s):
Marketing and selling expenses	$98,548	$78,899
Cost of equipment sold	57,362	36,588
Less equipment sales revenues	(29,701)	(23,187)
Less retention-related agent rebate reductions of equipment sales revenues	(5,774)	(394)
Total costs	$120,435	$91,906
Gross customer activations (000s)	319	238
Sales and marketing cost per gross customer activation	$378	$386

General and administrative expenses increased $62.6 million, or 55%, to $175.6 million in 2003 from $113.0 million in 2002, for reasons generally the same as for the first six months of 2003. Monthly general and administrative expenses per customer increased 31% to $14.09 in 2003 from $10.75 in 2002. General and administrative expenses as a percent of service revenues were 29% in 2003 and 23% in 2002.

Depreciation expense increased $18.5 million, or 27%, to $87.5 million in 2003 from $69.0 million in 2002, for reasons generally the same as for the first six months of 2003. Average fixed asset balances increased 30% in 2003.

Amortization of deferred charges, customer lists and accretion expense increased $9.7 million, or 131%, to $17.2 million in 2003 from $7.5 million in 2002, for reasons generally the same as for the first six months of 2003.

Operating income decreased $48.3 million, or 48%, to $53.0 million in 2003 from $101.3 million in 2002; operating income margins (as a percent of service revenues) totaled 8.7% in 2003 and 20.2% in 2002.

Investment and other (expense) totaled $1.4 million in 2003 and $243.4 million in 2002. Investment income increased $6.2 million, or 85%, in 2003 as U.S. Cellular’s share of net income from the markets managed by others that are accounted for by the equity method increased. Loss on investments totaled $244.7 million in 2002, as U.S. Cellular recognized an other than temporary loss on its investments in Vodafone and Rural Cellular Corporation.

Interest expense increased $7.7 million, or 90%, to $16.4 million in 2003 from $8.7 million in 2002, as U.S.

Cellular’s average debt balances increased since June 2002, primarily to finance the USCOC of Chicago acquisition and subsequent operations and to fund capital expenditures.

Income tax expense (benefit) totaled expense of $21.7 million in 2003 and a benefit of $55.0 million in 2002.  For an analysis of U.S. Cellular’s effective tax rates in 2003 and 2002, see Note 3 – Income Taxes.

Net income (loss) totaled income of $28.3 million in 2003 compared to a net loss of $88.4 million in 2002.  Diluted earnings (loss) per share totaled $0.33 in 2003 and ($1.03) in 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (“SFAS”) No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued in April 2003, and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” U.S. Cellular will adopt the provisions of this Standard to contracts entered into or modified after June 30, 2003 and to hedging relationships designated after June 30, 2003.  Since the provisions of this Statement will be applied prospectively, there will be no impact to U.S. Cellular’s June 30, 2003 financial position or results of operations.

SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued in May 2003, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise beginning July 1, 2003. SFAS No. 150 requires freestanding financial instruments within its scope to be recorded as a liability in the financial statements.  Freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase issuer’s equity shares and certain obligations to issue a variable number of issuer’s shares. As of June 30, 2003, U.S. Cellular has no freestanding financial instruments within the scope of SFAS No. 150.  Upon adoption, this Statement is not expected to have any effect on U.S. Cellular’s financial position or results of operations.

FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” was issued in January 2003, and is effective for all variable interests in variable interest entities created after January 31, 2003, and is effective July 1, 2003 for variable interests in variable interest entities created before February 1, 2003.  This Interpretation clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  U.S. Cellular has reviewed the provisions of FIN 46 and has determined that it does not have an impact on U.S. Cellular’s financial position and results of operations.

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

Cash flows from operating activities provided $195.0 million in 2003 and $306.8 million in 2002. Income excluding adjustments to reconcile income (loss) to net cash provided by operating activities, excluding noncash items and changes in assets and liabilities from operations, totaled $262.5 million in 2003 and $284.8 million in 2002. Changes in assets and liabilities from operations required $67.5 million in 2003 and provided $22.0 million in 2002, reflecting timing differences in the payment of accounts payable and accrued taxes and the receipt of accounts receivable. Income taxes and interest paid totaled $16.9 million in 2003 and $22.7 million in 2002.

The following table is a summary of the components of cash flows from operating activities.

	Six Months Ended June 30,
	2003	2002
	As Restated
	(Dollars in thousands)
Net income (loss)	$(693)	$(39,892)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	263,186	324,684
	262,493	284,792
Increase (decrease) due to changes in assets and liabilities	(67,501)	21,999
	$194,992	$306,791

Cash flows from investing activities required $289.2 million in 2003 and $223.5 million in 2002. Cash required for property, plant and equipment and system development expenditures totaled $304.0 million in 2003 and $256.8 million in 2002. In 2003, these expenditures were financed primarily with internally generated cash and borrowings from U.S. Cellular’s revolving credit facilities. In 2002, these expenditures were financed primarily with internally generated cash. These expenditures primarily represent the construction of 192 and 170 cell sites in 2003 and 2002, respectively, as well as other plant additions and costs related to the development of U.S. Cellular’s office systems. In 2003, these plant additions included approximately $43 million for the migration to a single digital equipment platform. In both periods, other plant additions included significant amounts related to the replacement of retired assets and the changeout of analog equipment for digital equipment. Acquisitions required $1.2 million in 2003 and $18.0 million in 2002. Cash distributions from wireless entities in which U.S. Cellular has an interest provided $17.6 million in 2003 and $5.8 million in 2002. In 2002, U.S. Cellular was refunded $47.6 million of its deposit with the FCC related to the January 2001 FCC spectrum auction.

Cash flows from financing activities provided $105.0 million in 2003 and required $93.9 million in 2002. In 2003, U.S. Cellular repaid the remaining principal amount outstanding on its 9% Series A Notes due 2032 (the “9% Series A Notes”) with $40.7 million in cash, which was financed using U.S. Cellular’s revolving credit facilities. The 9% Series A Notes were issued to PrimeCo in a private placement on August 2002 and are now retired. In 2002, U.S. Cellular received $160.0 million from the monetization of its Vodafone investment through the forward contracts. In 2002, U.S. Cellular repaid $306.4 million under the 1997 Revolving Credit Facility. In 2003 and 2002, U.S. Cellular borrowed $145.0 million and $57.4 million, respectively, under its revolving credit facilities.

Acquisitions and Divestitures

Acquisitions

U.S. Cellular assesses its wireless holdings on an ongoing basis in order to maximize the benefits derived from its operating markets.  U.S. Cellular also reviews attractive opportunities for the acquisition of additional wireless spectrum.

In the first six months of 2003, U.S. Cellular did not complete any material acquisitions of wireless interests.

In the first six months of 2002, U.S. Cellular, through joint ventures, acquired majority interests in licenses in two personal communication service markets, representing a total population of 911,000, for $18.0 million in cash.

Divestitures

In the first six months of 2003 and 2002, U.S. Cellular did not complete any material divestitures of wireless interests.

Pending Transactions at June 30, 2003

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless to exchange wireless properties. The closing of the transfer of Company properties to AT&T Wireless and the assignments to U.S. Cellular by AT&T Wireless of a portion of the personal communication service licenses covered by the agreement with AT&T Wireless occurred on August 1, 2003. When this transaction is fully consummated, U.S. Cellular will receive 10 and 20  personal communication service licenses in 13 states, representing 12.2 million incremental population equivalents contiguous to existing properties and 4.4 million population equivalents that overlap existing properties in the Midwest and Northeast. On the initial closing date, U.S. Cellular also received approximately $31 million in cash (excluding a working capital adjustment) and minority interests in six cellular markets it currently controls. Also on the initial closing date, U.S. Cellular transferred wireless assets and customers in 10 markets, representing 1.5 million population equivalents, in Florida and Georgia to AT&T Wireless. The assignment and development of certain licenses has been deferred by U.S. Cellular until later periods. The acquisition of licenses in the exchange will be accounted for as a purchase by U.S. Cellular and the transfer of the properties by it to AT&T Wireless will be accounted for as a sale.

As a result of the agreement, U.S. Cellular’s consolidated balance sheet as of June 30, 2003 reflects the wireless assets and liabilities to be transferred as assets and liabilities of operations held for sale, in accordance with SFAS No. 144.  The results of operations of the markets transferred continue to be included in results from operations.  Service revenues from the Florida and Georgia markets transferred totaled $29 million and $58 million in the three and six months ended June 30, 2003, respectively, while operating income totaled $12.6 million and $22.4 million, respectively.  Operating income does not include shared services costs that have been allocated to the markets from the U.S. Cellular corporate office.

Liquidity and Capital Resources

Capital Expenditures

Anticipated capital expenditures requirements for 2003 primarily reflect U.S. Cellular’s plans for construction, system expansion, the execution of its plans to migrate to a single digital equipment platform and the buildout of certain of its personal communication service licensed areas. U.S. Cellular’s estimated capital spending for 2003 is $650 million to $670 million, of which $304 million of expenditures have been incurred as of June 30, 2003. These expenditures will primarily address the following needs:

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

•        Build out certain personal communication service licensed areas acquired in 2001, 2002 and expected to be acquired in 2003.

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

U.S. Cellular expects capital expenditures related to the buildout of the personal communication service licensed areas it acquired in 2001-2003, including those included in the AT&T Wireless transaction, to be substantial. U.S. Cellular plans to build networks to serve these licensed areas and launch commercial service in these areas over the next several years. Approximately $80 million of the estimated capital spending for the remainder of 2003 is allocated to the buildout of certain of these licenses, and U.S. Cellular expects a significant portion of its capital spending over the next few years to be related to the buildout of personal communication service licensed areas.

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

Revolving Credit Facilities and Long-Term Debt

U.S. Cellular is generating substantial cash from its operations and anticipates financing all of the 2003 obligations listed above with internally generated cash and with borrowings under its revolving credit facilities as the timing of such expenditures warrants. U.S. Cellular had $25.7 million of cash and cash equivalents at June 30, 2003.

At June 30, 2003, $20 million of the 1997 Revolving Credit Facility and $200 million of the 2002 Revolving Credit Facility, respectively, were unused and remained available to meet any short-term borrowing requirements.

The 1997 Revolving Credit Facility expires in August 2004 and provides for borrowings with interest at LIBOR plus a margin percentage based on U.S. Cellular’s credit rating, which was 19.5 basis points as of June 30, 2003 (for a rate of 1.32% as of June 30, 2003).

The 2002 Revolving Credit Facility expires in June 2007 and permits revolving loans on terms and conditions substantially similar to U.S. Cellular’s 1997 Revolving Credit Facility. The terms of the 2002 Revolving Credit Facility provide for borrowings with interest at LIBOR plus a margin percentage based on U.S. Cellular’s credit rating, which was 55 basis points as of June 30, 2003 (for a rate of 1.67% as of June 30, 2003).

The continued availability of these revolving lines of credit requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and to represent certain matters at the time of each borrowing. At June 30, 2003, U.S. Cellular was in compliance with all covenants and other requirements set forth in the revolving credit facilities. U.S. Cellular’s interest cost related to both lines of credit would increase if its credit rating goes down, which would increase its cost of financing, but such lines of credit would not cease to be available solely as a result of a decline in its credit rating.

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

At June 30, 2003, U.S. Cellular is in compliance with all covenants and other requirements set forth in long-term debt indentures. U.S. Cellular does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future.

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

Investment in Licenses and Goodwill

U.S. Cellular reported $979.8 million of investment in licenses and $547.7 million of goodwill at June 30, 2003 as a result of the acquisition of wireless licenses and markets. Included in Assets of Operations Held for Sale as of June 30, 2003 was $55.1 million of investment in licenses and $93.7 million of goodwill.

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

The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of June 30, 2003 are as follows:

June 30, 2003
As Restated
(Dollars in thousands)
Deferred Tax Asset
Net operating loss carryforward	$37,008
Derivative investments	6,071
Unearned revenue	6,856
Other	(18,632)
31,303
Less valuation allowance	8,534
Total Deferred Tax Asset	22,769

Deferred Tax Liability
Property, plant and equipment	244,611
Licenses	151,507
Marketable equity securities	63,607
Total Deferred Tax Liability	459,725
Net Deferred Income Tax Liability	$436,956

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

Assets and Liabilities of Operations Held for Sale

In connection with the exchange of properties with AT&T Wireless, U.S. Cellular’s consolidated balance sheets reflect the assets and liabilities to be transferred as of June 30, 2003 as assets and liabilities of operations held for sale in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of operations of the markets to be transferred continue to be included in U.S. Cellular’s consolidated results of operations through the closing date of August 1, 2003.

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

June 30, 2003
(Dollars in thousands)
Current assets
Cash and cash equivalents	$7
Accounts receivable	11,777
Other current assets	1,074
Investment in licenses	55,147
Goodwill	93,658
Property, plant and equipment, net	88,415
(Loss) on assets held for sale	(27,000)
Other assets	798
Assets of Operations Held for Sale	$223,876

Current liabilities
Accounts payable	$5,405
Other current liabilities	3,600
Liabilities of Operations Held for Sale	$9,005

In accordance with SFAS No. 144, U.S. Cellular recorded an estimated pre-tax loss of $27.0 million related to the sale of assets to AT&T Wireless. This loss represents the difference between the fair value of the assets U.S. Cellular expects to receive in the AT&T Wireless transaction, as determined by an independent valuation, and the recorded value of the assets it transferred to AT&T Wireless. Subsequent to recording the loss, the recorded value of the assets U.S. Cellular expects to transfer to AT&T Wireless is equal to the fair value of the assets U.S. Cellular expects to receive from AT&T Wireless. This loss may require an adjustment during the third quarter of 2003 to reflect the final amounts of the fair value of assets received and the recorded value of the assets transferred.

U.S. Cellular anticipates that it will record an additional charge to the Statement of Operations of approximately $12 million for income taxes and will have a current liability of approximately $4 million related to state income taxes on the completion of the transaction. As a result of the Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted in May of 2003, U.S. Cellular anticipates that it will claim additional federal tax depreciation deductions in 2003. Such additional depreciation deductions are expected to result in a federal net operating loss for U.S. Cellular for 2003; accordingly, U.S. Cellular anticipates that there will be no current federal tax liability in 2003 attributable to the planned exchange of assets with AT&T Wireless.

OUTLOOK

This outlook section summarizes U.S. Cellular’s expectations for 2003.  Not withstanding its expectations regarding its ability to deliver these results, U.S. Cellular can never be certain that future revenues or earnings will be achieved at any particular level.  Estimates of future financial performance are forward-looking statements and are subject to uncertainty created by the risk factors otherwise identified under “Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement.”

Based on the completion of its transaction with AT&T Wireless, U.S. Cellular has reviewed its forward-looking statements. The revised statements for the year 2003, inclusive of costs for buildout of some markets acquired in the AT&T Wireless transaction, are as follows:

2003 Outlook

Net customer additions	475,000 – 500,000
Service revenues	$2.35 billion - $2.4 billion
Depreciation and amortization expenses	$445 million - $450 million
Operating income *	$170 million - $190 million
Capital spending	$650 million - $670 million

*  Includes $27 million in operating expenses related to loss on assets held for sale related to the AT&T Wireless exchange.

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

•      Changes in the supply or demand of the market for wireless licenses, adverse developments in U.S. Cellular’s business or the wireless industry and/or other factors could result in an impairment of the value of U.S. Cellular’s investment in licenses, goodwill and/or physical assets, which may require it to write down the value of such assets.

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

•      Changes in the income tax rates or other tax law changes could have an adverse effect on U.S. Cellular’s financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

U.S. Cellular is subject to market rate risks due to fluctuations in interest rates and equity markets. U.S. Cellular currently has both fixed-rate and variable-rate long-term debt instruments, with original maturities ranging from five to 30 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. As of June 30, 2003, U.S. Cellular has not entered into financial derivatives to reduce its exposure to interest rate risks.

U.S. Cellular maintains a portfolio of available for sale marketable equity securities, which resulted from the sale of non-strategic investments. The market value of these investments, principally Vodafone  American Depositary Receipts, amounted to $202.9 million at June 30, 2003 and $186.0 million at December 31, 2002. As of June 30, 2003, U.S. Cellular had recorded an unrealized holding gain, net of tax, of $25.8 million in accumulated other comprehensive income. Management continues to review the valuation of the investments on a periodic basis.

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

The following table summarizes certain facts relating to the contracted securities as of June 30, 2003.

		Collar
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)
Vodafone	10,245,370	$15.07-$16.07	$21.80-$23.21	$159,856

The following analysis presents the hypothetical change in the fair value of U.S. Cellular’s marketable equity securities and derivative instruments at June 30, 2003, assuming the same hypothetical price fluctuations of plus and minus 10%, 20% and 30%. The table presents hypothetical information as required by Securities and Exchange Commission rules. Such information should not be inferred to suggest that U.S. Cellular has any intention of selling any marketable securities or canceling any derivative instruments.

	Valuation of investments assuming indicated decrease			June 30, 2003 Fair Value	Valuation of investments assuming indicated increase
($ in thousands)	-30%	-20%	-10%		+10%	+20%	+30%
Marketable Equity Securities	$142,015	$162,303	$182,591	$202,879	$223,167	$243,455	$263,743
Derivative Instruments (1)	$31,884	$16,297	$505	$(15,368)	$(32,053)	$(48,866)	$(66,030)

(1)  Represents change in the fair value of the derivative instrument assuming the indicated increase or decrease in the underlying securities.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Based on their evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of U.S. Cellular have concluded that U.S. Cellular’s disclosure controls and procedures (as defined in Rules 13a-15(e)), as of the end of the period covered by the report, are effective to ensure that the information required to be disclosed by U.S. Cellular in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 4.  Submission of Matters to a Vote of Security-Holders

At the Annual Meeting of Shareholders of U.S. Cellular, held on May 6, 2003, the following number of votes were cast for the matters indicated:

1.     (a)  For the election of three Class I Directors of U.S. Cellular by holders of Series A Common and Preferred shares:

Nominee	For	Withhold	Broker Non-Vote
LeRoy T. Carlson	330,058,770	—	—
John E. Rooney	330,058,770	—	—

(b)   For the election of one Class I Director of U.S. Cellular by the Common Holders:

Nominee	For	Withhold	Broker Non-Vote
Barrett A. Toan	52,282,810	359,610	—

2.     Proposal to approve the 2003 Employee Stock Purchase Plan of U.S. Cellular:

	For	Against	Abstain	Broker Non-Vote
Series A Common Shares	330,058,770	—	—	—
Common Shares	48,570,327	52,947	4,290	4,014,856
	378,629,097	52,947	4,290	4,014,856

3.     Proposal to approve the amendment to the 2003 Long-term Incentive Program of U.S. Cellular:

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

Item 5.  Other Information

On August 1, 2003, U.S. Cellular announced that it had completed a portion of its previously announced exchange of assets with AT&T Wireless.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits:

Exhibit 11 - Statement regarding computation of per share earnings is included herein as Note 6 to the financial statements.

Exhibit 12 - Statement regarding computation of ratios.

Exhibit 31.1 - Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 99.1 – News release dated August 1, 2003 announcing the completion of a portion of the exchange of assets between U.S. Cellular and AT&T Wireless*.

*Previously filed as an exhibit to the U.S. Cellular Form 10-Q for the quarterly period ended June 30, 2003.

(b)   Reports on Form 8-K filed during the quarter ended June 30, 2003:

U.S. Cellular filed a Current Report on Form 8-K dated May 5, 2003, for the purpose of filing its first quarter 2003 earnings release.

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