Form 10-Q/A
period 2003-09-30
UNITED STATES CELLULAR CORP
filed 2004-02-17
CIK 821130

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

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2003
Common Shares, $1 par value	53,140,423 Shares
Series A Common Shares, $1 par value	33,005,877 Shares

EXPLANATORY NOTE

United States Cellular Corporation (“U.S. Cellular”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2003 (the “Quarterly Report”), to amend Item 1 “Financial Statements”, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 4 “Controls and Procedures” contained in Part I “Financial Information” of the Quarterly Report and Item 6 “Exhibits and Reports of Form 8-K” contained in Part II “Other Information” of the Quarterly Report.

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

Except as expressly stated herein, this amendment does not update any of the disclosures contained in the original filing to reflect any events that occurred after the original filing date of November 12, 2003.  The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

UNITED STATES CELLULAR CORPORATION

3RD QUARTER REPORT ON FORM 10-Q/A

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$628,440	$561,240	$1,803,150	$1,523,506
Equipment sales	28,903	18,546	89,917	59,039
Total Operating Revenues	657,343	579,786	1,893,067	1,582,545
OPERATING EXPENSES
System operations (excluding Depreciation shown separately below)	153,724	136,367	438,721	362,426
Marketing and selling	101,589	91,060	309,058	249,185
Cost of equipment sold	53,383	51,595	175,510	118,550
General and administrative	150,894	135,191	483,981	356,702
Depreciation	90,171	93,355	272,534	228,289
Amortization and accretion	13,463	9,521	45,371	23,748
(Gain) Loss on assets held for sale	(1,442)	—	25,558	—
Total Operating Expenses	561,782	517,089	1,750,733	1,338,900
OPERATING INCOME	95,561	62,697	142,334	243,645

INVESTMENT AND OTHER INCOME (EXPENSE)
Investment income	11,301	12,963	37,163	30,711
Interest income	437	729	1,240	3,142
Other income, net	582	156	1,561	1,782
Interest expense	(15,615)	(13,306)	(47,513)	(30,993)
Loss on investments	—	(34,210)	(3,500)	(278,909)
Total Investment and Other Income (Expense)	(3,295)	(33,668)	(11,049)	(274,267)
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	92,266	29,029	131,285	(30,622)
Income tax expense (benefit)	46,760	15,460	67,267	(3,856)

INCOME (LOSS) BEFORE MINORITY INTEREST	45,506	13,569	64,018	(26,766)
Minority share of income	(4,605)	(2,594)	(9,464)	(6,248)
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES	40,901	10,975	54,554	(33,014)
Cumulative effect of accounting changes, net of tax	—	—	(14,346)	4,097
NET INCOME (LOSS)	$40,901	$10,975	$40,208	$(28,917)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	86,142	86,095	86,132	86,077
BASIC EARNINGS (LOSS) PER SHARE (Note 7)
Income (Loss) Before Cumulative Effect of Accounting Changes	$0.47	$0.13	$0.64	$(0.39)
Cumulative Effect of Accounting Changes	—	—	(0.17)	0.05
Net Income (Loss)	$0.47	$0.13	$0.47	$(0.34)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING(000s)	89,599	86,306	86,540	86,077
DILUTED EARNINGS (LOSS) PER SHARE (Note 7)
Income (Loss) Before Cumulative Effect of AccountingChanges	$0.47	$0.13	$0.63	$(0.39)
Cumulative Effect of Accounting Changes	—	—	(0.17)	0.05
Net Income (Loss)	$0.47	$0.13	$0.46	$(0.34)

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
	2003	2002
	(As Restated)	(As Restated)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$40,208	$(28,917)
Add (Deduct) adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, amortization and accretion	317,905	252,037
Deferred income tax provision	56,149	(53,072)
Investment income	(37,163)	(30,711)
Minority share of income	9,464	6,248
Cumulative effect of accounting changes	14,346	(4,097)
Loss on assets held for sale	25,558	—
Loss on investments	3,500	278,909
Other noncash expense	8,891	8,583
Changes in assets and liabilities
Change in accounts receivable	31,142	(19,919)
Change in inventory	15,273	16,463
Change in accounts payable	(116,114)	7,014
Change in accrued interest	(4,093)	(3,501)
Change in accrued taxes	43,659	21,464
Change in customer deposits and deferred revenues	14,059	15,325
Change in other assets and liabilities	(732)	(2,178)
	422,052	463,648

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(420,788)	(421,959)
System development costs	(18,325)	(27,071)
Refund of deposit from FCC	—	47,565
Acquisitions, excluding cash acquired	(1,251)	(451,487)
Proceeds from exchange transaction	33,958	—
Distributions from unconsolidated entities	21,228	24,975
Other investing activities	(1,091)	(200)
	(386,269)	(828,177)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from contracts payable	—	159,856
Affiliated long-term debt borrowings	—	105,000
Increase in notes payable	279,278	422,444
Repayment of notes payable	(269,278)	(306,444)
Repurchase of long-term debt	(40,680)	—
Capital (distributions) to minority partners	(2,249)	(4,631)
Other financing activities	4,227	(2,041)
	(28,702)	374,184

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,081	9,655

CASH AND CASH EQUIVALENTS-
Beginning of period	14,864	28,941
End of period	$21,945	$38,596

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	September 30, 2003	December 31, 2002
	(As Restated)
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents
General funds	$21,945	$14,155
Affiliated cash equivalents	—	709
	21,945	14,864

Accounts Receivable
Customers, less allowance of $18,703 and $17,866, respectively	199,512	220,430
Roaming	42,421	53,545
Other	31,967	41,276
Inventory	39,674	55,490
Prepaid expenses	22,307	19,749
Prepaid income taxes	8,074	26,610
Other current assets	20,994	21,309
	386,894	453,273
INVESTMENTS
Licenses	1,111,780	1,038,556
License rights	47,158	—
Goodwill	549,780	643,629
Customer lists, net of accumulated amortization of $19,453 and $6,567, respectively	27,201	40,087
Marketable equity securities	211,178	185,961
Investments in unconsolidated entities	178,417	161,451
Notes and interest receivable – long-term	6,476	7,287
	2,131,990	2,076,971
PROPERTY, PLANT AND EQUIPMENT
In service and under construction	3,378,060	3,085,583
Less accumulated depreciation	1,255,985	1,051,792
	2,122,075	2,033,791
DEFERRED CHARGES
System development costs, net of accumulated amortization of $107,805 and $89,320, respectively	107,754	114,642
Other, net of accumulated amortization of $5,453 and $5,023, respectively	23,359	21,164
	131,113	135,806

Total Assets	$4,772,072	$4,699,841

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	September 30, 2003	December 31, 2002
	(As Restated)
	(Dollars in thousands)
CURRENT LIABILITIES
9% senior notes	$—	$45,200
Notes payable	470,000	460,000
Accounts payable
Affiliates	5,446	4,958
Trade	179,619	301,929
Customer deposits and deferred revenues	94,032	82,639
Accrued interest	5,203	9,295
Accrued taxes	51,025	24,401
Accrued compensation	32,493	30,279
Other current liabilities	24,311	20,323
	862,129	979,024

LONG-TERM DEBT
Long-term debt-affiliated	105,000	105,000
6% zero coupon convertible debentures	155,356	148,604
7.25% notes	250,000	250,000
8.75% notes	130,000	130,000
Variable prepaid forward contracts	159,856	159,856
Other	13,000	13,000
	813,212	806,460
DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	476,819	424,728
Asset retirement obligation	61,903	—
Derivative liability	17,724	8,709
Other	12,110	10,818
	568,556	444,255

MINORITY INTEREST	60,846	55,068

COMMON SHAREHOLDERS’ EQUITY
Common Shares, par value $1 per share; authorized 140,000,000 Shares; issued and outstanding 55,046,268 shares	55,046	55,046
Series A Common Shares, par value $1 per share; authorized 50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006
Additional paid-in capital	1,307,646	1,307,185
Treasury Shares, at cost, 1,905,845 and 1,932,322 shares, respectively	(115,473)	(117,262)
Accumulated other comprehensive income	20,142	10,307
Retained earnings	1,166,962	1,126,752
	2,467,329	2,415,034
Total Liabilities and Shareholders’ Equity	$4,772,072	$4,699,841

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

U.S. Cellular adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” in January 2003.  In the fourth quarter of 2003, U.S. Cellular revised the probability that its lease cell sites would require remediation resulting in U.S. Cellular restating its financial statements for the three and nine months ended September 30, 2003.  See Note 6 – Cumulative Effect of Accounting Changes and Note 16 – Restatement of Financial Statements.

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

The asset retirement obligation increased by $7.5 million to $61.9 million as of September 30, 2003.  The increase was due to additional liabilities incurred of $4.2 million and accretion of $3.3 million.  See Note 19 – Restatement of Financial Statements for a discussion of the periodic impact due to accretion and depreciation.

In accordance with the transition rules of SFAS No. 143, the following pro forma amounts show the effect of the retroactive application of the change in accounting principle for the adoption of SFAS No. 143:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Actual
Net income (loss)	$40,901	$10,975	$40,208	$(28,917)
Basic earnings per share	$0.47	$0.13	$0.47	$(0.34)
Diluted earnings per share	$0.47	$0.13	$0.46	$(0.34)

Pro forma
Net income (loss)	$40,901	$10,232	$54,554	$(42,359)
Basic earnings per share	$0.47	$0.12	$0.64	$(0.49)
Diluted earnings per share	$0.47	$0.12	$0.63	$(0.49)

	At December 31, 2002	At January 1, 2002
Pro forma
Asset Retirement Obligation	$54,438	$45,246

Assets and Liabilities of Operations Held for Sale

U.S. Cellular accounts for the disposal of long-lived assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  When long-lived assets meet the held for sale criteria set forth in SFAS No. 144, the balance sheet will reflect the assets and liabilities of the properties to be disposed of as assets and liabilities of operations held for sale.  The assets and liabilities of operations held for sale will be presented separately in the asset and liability sections of the balance sheet.  The revenues and expenses of the properties to be disposed of will be included in operations until the transaction is completed. See Note 10 “Acquisitions and Divestitures - Completed” for the discussion on the sale of long-lived assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	As Restated	As Restated	As Restated	As Restated
	(Dollars in thousands, except per share amounts)
Net Income (Loss)
As Reported	$40,901	$10,975	$40,208	$(28,917)
Pro Forma Expense	(2,243)	(1,196)	(5,756)	(3,588)
Pro Forma Net Income (Loss)	$38,658	$9,779	$34,452	$(32,505)

Basic Earnings (Loss) Per Share
As Reported	$0.47	$0.13	$0.47	$(0.34)
Pro Forma Expense Per Share	(0.02)	(0.02)	(0.06)	(0.04)
Pro Forma Basic Earnings (Loss) Per Share	$0.45	$0.11	$0.41	$(0.38)

Diluted Earnings (Loss) Per Share
As Reported	$0.47	$0.13	$0.46	$(0.34)
Pro Forma Expense Per Share	(0.02)	(0.02)	(0.07)	(0.04)
Pro Forma Diluted Earnings (Loss) Per Share	$0.45	$0.11	$0.39	$(0.38)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	As Restated	Restated	As Restated	Restated

Effective Tax Rate From
Income before cumulative effect of accounting change excluding losses on investments and assets held for sale	40.3%	44.1%	40.8%	43.4%
Losses on investments and assets held for sale (1)	N/M	(36.3)%	(6.3)%	(40.0)%

Income (Loss) before cumulative effect of accounting change	50.7%	53.3%	51.2%	(12.6)%

(1)  The effective tax rate related to the provision for Losses on investments and assets held for sale is not meaningful.   Because U.S. Cellular’s tax basis in the assets transferred to AT&T Wireless Services, Inc. was lower than its book basis, it was necessary for U.S. Cellular to record a tax provision of $10.2 million at the time of this transfer in the third quarter. U.S. Cellular had previously disclosed that it had anticipated that this amount would be approximately $12 million.

4.     Loss on Investments

U.S. Cellular recorded a license impairment loss of $3.5 million ($2.1 million after subtracting taxes of $1.4 million) in the first quarter of 2003 related to the investment in a non-operational market in Florida that remained with U.S. Cellular upon completion of the exchange with AT&T Wireless Services, Inc.(“AT&T Wireless”). See Note 10 Acquisitions and Divestitures – Completed for further information regarding the exchange transaction with AT&T Wireless.

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

5.     Effects of 2002 Accounting Changes

U.S. Cellular made certain changes to its accounting policies in the fourth quarter of 2002 which required it to restate certain items on its income statement for the three and nine month periods ending September 30, 2002.  The impact of these changes in accounting policies on the prior periods is presented below.

	Three Months Ended September 30, 2002
	As Reported	Changes	As Restated
	(Dollars in thousands, except per share amounts)
Effects of 2002 Accounting Changes
Operating Revenues
Changes related to EITF 01-09 reclassification (1)	$	$(14,850)	$
Changes related to EITF 01-09 accrual (1)		(2,935)
	597,571	(17,785)	579,786
Operating Expenses
Changes related to EITF 01-09 reclassification (1)		(14,850)
Changes related to SAB 101(2)		(937)
	532,876	(15,787)	517,089
Operating Income	64,695	(1,998)	62,697
Net (Loss)	$12,164	$(1,189)	$10,975

Earnings Per Share – Net (Loss)
Basic	$0.14	$(0.01)	$0.13
Diluted	$0.14	$(0.01)	$0.13

	Nine Months Ended September 30, 2002
	As Reported	Changes	As Restated
	(Dollars in thousands, except per share amounts)
Effects of 2002 Accounting Changes
Operating Revenues
Changes related to EITF 01-09 reclassification (1)		$(18,221)
Changes related to EITF 01-09 accrual (1)		(2,935)
	$1,603,701	(21,156)	$1,582,545
Operating Expenses
Changes related to EITF 01-09 reclassification (1)		(18,221)
Changes related to SAB 101(2)		(2,990)
	1,360,111	(21,211)	1,338,900
Operating Income	243,590	55	243,645
(Loss) before Cumulative Effect of Accounting Change	(33,046)	32	(33,014)
Cumulative Effect of Accounting Change (2)	—	4,097	4,097
Net (Loss)	$(33,046)	$4,129	$(28,917)

Earnings Per Share – Cumulative Effect of Accounting Change
Basic	$—	$0.05	$0.05
Diluted	$—	$0.05	$0.05

Earnings Per Share – Net (Loss)
Basic	$(0.38)	$0.04	$(0.34)
Diluted	$(0.38)	$0.04	$(0.34)

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

6.     Cumulative Effect of Accounting Change (As restated)

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

Effective January 1, 2002, U.S. Cellular changed its method of accounting for commission expenses related to customer activations and began deferring expense recognition of a portion of commission expenses equal to the amount of activation fees revenue deferred.  U.S. Cellular believes this change is a preferable method of accounting for such costs primarily due to the fact that the new method of accounting provides for better matching of revenue from customer activations to direct incremental costs associated with these activations within each reporting period.  The cumulative effect of this accounting change on periods prior to 2002 was recorded in 2002 increasing net income by $4.1 million, net of tax and minority interest, or $0.05 per diluted share.

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

The amounts used in computing Earnings per Common and Series A Common Shares and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	As Restated	Restated	As Restated	Restated
	(Dollars and shares in thousands)
Basic Earnings per Share:
Income (Loss) Before Cumulative Effect of Accounting Changes	$40,901	$10,975	$54,554	$(33,014)
Cumulative Effect of Accounting Changes	—	—	(14,346)	4,097
Net Income (Loss) used in Basic Earnings per Share	$40,901	$10,975	$40,208	$(28,917)

Diluted Earnings per Share:
Income (Loss) Before Cumulative Effect of Accounting Changes	$40,901	$10,975	$54,554	$(33,014)
Interest expense eliminated as a result of the pro forma conversion of Convertible Debentures, net of tax	1,338	—	—	—
Cumulative Effect of Accounting Changes	—	—	(14,346)	4,097
Net Income (Loss) used in Diluted Earnings per Share	$42,239	$10,975	$40,208	$(28,917)

Weighted Average Number of Common Shares used in Basic Earnings per Share	86,142	86,095	86,132	86,077
Effect of Dilutive Securities:
Stock options and stock appreciation rights (1)	513	211	408	—
Conversion of convertible debentures (1)	2,944	—	—	—
Weighted Average Number of Common Shares used in Diluted Earnings per Share	89,599	86,306	86,540	86,077

Basic Earnings (Loss) per Share:
Income (Loss) Before Cumulative Effect of Accounting Changes	$0.47	$0.13	$0.64	$(0.39)
Cumulative Effect of Accounting Changes	—	—	(0.17)	0.05
	$0.47	$0.13	$0.47	$(0.34)

Diluted Earnings (Loss) per Share:
Income (Loss) Before Cumulative Effect of Accounting Changes	$0.47	$0.13	$0.63	$(0.39)
Cumulative Effect of Accounting Changes	—	—	(0.17)	0.05
	$0.47	$0.13	$0.46	$(0.34)

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

8.     Marketable Equity Securities

U.S. Cellular and its subsidiaries holds a substantial amount of marketable equity securities that are publicly traded and can have volatile share prices.  U.S. Cellular does not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, exchanges or reorganizations of other investments.  The market values of the marketable securities may fall below the accounting cost basis of such securities.  If management determines the decline in value of the marketable securities to be “other than temporary”, any unrealized loss included in accumulated other comprehensive income is recognized and recorded as a loss in the Statement of Operations.

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

U.S. Cellular and its subsidiaries have entered into forward contracts in 2002 related to the marketable equity securities that they hold. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities. The downside risk is hedged at or above the accounting cost basis thereby eliminating risk of an other than temporary loss being recorded on these contracted securities.

Information regarding U.S. Cellular’s marketable equity securities and the components of accumulated other comprehensive income are summarized below.

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Marketable Equity Securities
Fair Value
Vodafone Group Plc 10,245,370 American Depositary Receipts	$207,469	$185,646
Rural Cellular Corporation 370,882 common shares	3,709	315
Aggregate Fair Value	211,178	185,961
Accounting Cost Basis*	160,162	160,362
Gross Unrealized Holding Gains	51,016	25,599
Income Tax (Expense)	(20,151)	(10,111)
Unrealized Holding Gains, net of tax	30,865	15,488
Derivative Accounting, net of tax	(10,723)	(5,181)
Accumulated Other Comprehensive Income	$20,142	$10,307

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

10.   Acquisitions and Divestitures - Completed

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless to exchange wireless properties. When this transaction is fully consummated, U.S. Cellular will receive 10 and 20 megahertz personal communications service licenses in 13 states contiguous to and that overlap existing properties in the Midwest and the Northeast; approximately $34 million in cash; and minority interests in six markets it currently controls.  On August 1, 2003, U.S. Cellular completed the transfer of wireless assets and customers in 10 markets in Florida and Georgia to AT&T Wireless and the assignments to it from AT&T Wireless of a portion of the personal communications service licenses.  The assignment and development of certain licenses has been deferred by U.S. Cellular for a period of up to five years from the closing date, in accordance with the agreement.  U.S. Cellular will take possession of the licenses in staggered closings over that five-year period to comply with the service requirements of the FCC.  On the initial closing date, U.S. Cellular also received the cash and the minority interests.  The acquisition of the licenses in the exchange was accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular to AT&T Wireless was accounted for as a sale.

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

Prior to the close of the AT&T Wireless exchange, U.S. Cellular reflected the assets and liabilities to be transferred as assets and liabilities of operations held for sale in accordance with SFAS No. 144. The results of operations of the markets transferred to AT&T Wireless were included in results of operations through July 31, 2003.

Also prior to the close of the AT&T Wireless exchange, U.S. Cellular allocated $93.7 million of goodwill related to the properties transferred to AT&T Wireless to assets of operations held for sale in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. A total loss of $25.6 million (including a $1.4 million reduction recorded in the third quarter) was recorded as a Loss on assets held for sale (included in operating expenses), representing the difference between the book value of the markets transferred to AT&T Wireless and the fair value of the assets received or to be received in the transaction.

U.S. Cellular recorded an additional charge to the Statement of Operations of approximately $10 million for income taxes in the three months ended September 30, 2003 and has a current liability of approximately $3.5 million related to state income taxes on the completion of the transaction. As a result of the Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted in May of 2003, U.S. Cellular anticipates that it will claim additional federal tax depreciation deductions in 2003. Such additional depreciation deductions are expected to result in a federal net operating loss for U.S. Cellular for 2003; accordingly, U.S. Cellular anticipates that there will be no current federal tax liability in 2003 attributable to the exchange of assets with AT&T Wireless.

U.S. Cellular and AT&T Wireless have entered into a Transition Services Agreement in order to ensure a smooth transition of the exchanged markets to AT&T Wireless.  U.S. Cellular will provide transitional services including information services, customer service, engineering, finance, and marketing.  The services will be provided for a period of up to one year after the closing date.  U.S. Cellular will be paid a monthly fee to offset its costs for services it provides to AT&T Wireless; these fees are primarily recorded as a reduction of general and administrative expenses in the consolidated statement of operations.  In the third quarter of 2003, U.S. Cellular billed AT&T Wireless $2.8 million for these services.

11.   Common Share Repurchase Program

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

12.   Accumulated Other Comprehensive Income (Loss)

The cumulative balance of unrealized gains and (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income (loss) are as follows:

	Nine Months Ended September 30,
	2003	2002
	(Dollars in thousands)
Balance, beginning of period	$10,307	$(78,997)

Marketable Equity Securities
Add (Deduct):
Unrealized gains (losses) on marketable equity securities	25,216	(140,622)
Income tax (expense) benefit	(9,960)	57,021
Net unrealized gains (losses)	15,256	(83,601)

Deduct (Add):
Recognized (losses) on marketable equity securities	(200)	(244,699)
Income tax benefit	79	99,112
Net recognized (losses) from Marketable Equity Securities Included in Net Income	(121)	(145,587)
	15,377	61,986

Derivative Instruments
Unrealized gain (loss) on derivative instruments	(9,016)	35,961
Income tax (expense) benefit	3,474	(14,565)
Net unrealized gains (losses) on derivative instruments	(5,542)	21,396
Net change in unrealized gains (losses) included in Comprehensive Income (Loss)	9,835	83,382
Balance, end of period	$20,142	$4,385

Accumulated Unrealized Gain (Loss) on Derivative Instruments

Balance, beginning of period	$(5,181)	$—
Add (Deduct):
Change in unrealized gain (loss) on derivative instruments	(9,016)	35,961
Income tax (expense) benefit	3,474	(14,565)
	(5,542)	21,396
Balance, end of period	$(10,723)	$21,396

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	As Restated	As Restated	As Restated	As Restated
	(Dollars in thousands)
Comprehensive Income (Loss)
Net Income (loss)	$40,901	$10,975	$40,208	$(28,917)
Net change in unrealized gains on Marketable equity securities and derivative instruments	3,596	6,244	9,835	83,382
	$44,497	$17,219	$50,043	$54,465

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

16.   Restatement of Financial Statements

U.S. Cellular is restating its financial statements in response to a comment letter received from the SEC regarding its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 that was originally filed on November 12, 2003.  This restatement relates to the adoption of SFAS No. 143, as explained below.

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

As a result of this change, U.S. Cellular has restated its financial statements for the first nine months of 2003 to reflect a liability for future remediation of $54.4 million and a charge of $14.3 million, net of taxes and minority interest, as a cumulative effect of an accounting change. This cumulative effect reflects accretion and depreciation that would have been charged to expense in prior years had SFAS No. 143 been effective for periods prior to January 1, 2003.  This change also resulted in additional charges to income for depreciation and non-cash accretion expense for the three and nine months ended September 30, 2003.  There was no impact to the consolidated balance sheet as of December 31, 2002 or cash flows for the three and nine months ended September 30, 2002.  A summary of changes to the third three and nine months ended September 30, 2003 is included below.

	Three Months Ended September 30, 2003
		Effects of 2003
(Dollars in thousands, except per share amounts)	As Originally Reported	Accounting Changes	As Restated
Statement of Operations:

Depreciation expense:
SFAS 143 – reclassification of retail/office leases		$—
SFAS 143 – depreciation for period		374
Total	$89,797	374	$90,171

Amortization and accretion expense	12,367	1,096	13,463

Operating Income (Loss)
SFAS 143 – reversal of one-time adjustment		—
SFAS 143 – depreciation for period		(374)
SFAS 143 – accretion for period		(1,096)
Total	97,031	(1,470)	95,561

Income tax expense (benefit)	47,364	(604)	46,760

Minority share of income	(4,633)	28	(4,605)

Income (loss) before cumulative effect of accounting change	41,739	(838)	40,901

Cumulative effect of accounting change:
SFAS 143 – retail/office leases		—
SFAS 143 – cell site leases		—
Total	—	—	—

Net income (loss)	$41,739	$(838)	$40,901

Basic earnings per share
Income (loss) before cumulative effect of accounting change	$0.48	$(0.01)	$0.47
Cumulative effect of accounting change	$—	$—	$—
Net income (loss)	$0.48	$(0.01)	$0.47

Diluted earnings (loss) per share	$0.48	$(0.01)	$0.47
Income (loss) before cumulative effect of accounting change	$—	$—	$—
Cumulative effect of accounting change	$0.48	$(0.01)	$0.47
Net income (loss)

	Nine Months Ended September 30, 2003
		Effects of 2003
(Dollars in thousands, except per share amounts)	As Originally Reported	Accounting Changes	As Restated
Statement of Operations:

Depreciation expense:
SFAS 143 – reclassification of retail/office leases		$(1,321)
SFAS 143 – depreciation for period		1,082
Total	$272,773	(239)	$272,534

Amortization and accretion expense	42,165	3,206	45,371

Operating Income (loss)
SFAS 143 – reversal of one-time adjustment		1,321
SFAS 143 – depreciation for period		(1,082)
SFAS 143 – accretion for period		(3,206)
Total	145,301	(2,967)	142,334

Income tax expense (benefit)	68,493	(1,226)	67,267

Minority share of income	(9,549)	85	(9,464)

Income (loss) before cumulative effect of accounting change	56,210	(1,656)	54,554

Cumulative effect of accounting change:
SFAS 143 – retail/office leases		(799)
SFAS 143 – cell site leases		(13,547)
Total	—	(14,346)	(14,346)

Net income (loss)	$56,210	$(16,002)	$40,208

Basic earnings per share
Income (loss) before cumulative effect of accounting change	$0.65	$(0.01)	$0.64
Cumulative effect of accounting change	$—	$(0.17)	$(0.17)
Net income (loss)	$0.65	$(0.18)	$0.47

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$0.65	$(0.02)	$0.63
Cumulative effect of accounting change	$—	$(0.17)	$(0.17)
Net income (loss)	$0.65	$(0.19)	$0.46

Balance Sheet:
Prepaid income taxes	$7,974	$100	$8,074
Property, plant and equipment in service	3,339,146	38,914	3,378,060
Accumulated depreciation	(1,248,339)	(7,646)	(1,255,985)
Total Assets	$4,740,704	$31,368	$4,772,072

Accrued taxes	$51,049	$(24)	$51,025
Net deferred income tax liability	487,589	(10,770)	476,819
Asset retirement obligation	—	61,903	61,903
Other deferred liabilities and credits	15,300	(3,190)	12,110
Minority interest	61,395	(549)	60,846
Retained earnings	1,182,964	(16,002)	1,166,962
Total Liabilities and Stockholders’ Equity	$4,740,704	$31,368	$4,772,072

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

U.S. Cellular is restating certain portions of its management’s discussion and analysis of results of operations and financial condition in response to a comment letter received from the SEC regarding its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 that was originally filed on November 12, 2003.  This restatement relates to the adoption of SFAS No. 143, as explained below.

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

As a result of this change, U.S. Cellular has restated its financial statements for the first nine months of 2003 to reflect a liability for future remediation of $54.4 million and a charge of $14.3 million, net of taxes and minority interest, as a cumulative effect of an accounting change. This cumulative effect reflects amounts that would have been charged to expense in prior years had SFAS No. 143 been effective for periods prior to January 1, 2003.  This change also requires additional charges to income for depreciation and non-cash accretion expense in the third quarter and first nine months of 2003.  See Note 16 – Restatement of Financial Statements.

Except as expressly stated herein, this amendment does not update any of the disclosures contained in the original filing to reflect any events that occurred after the original filing date of November 12, 2003.

U.S. Cellular owned, or had the right to acquire pursuant to certain agreements, either majority or minority interests in 165 cellular markets and 71 personal communications service basic trading area markets at September 30, 2003. Pursuant to an agreement reached in March 2003, U.S. Cellular transferred 10 markets in which it owned a controlling interest to AT&T Wireless on August 1, 2003, in exchange for controlling interests in 36 personal communications service licenses and minority interests in six cellular markets in which U.S. Cellular currently owns a controlling interest. Of the 36 personal communications service licenses, 14 were transferred to U.S. Cellular on the transaction closing date and others will be acquired in the future. A summary of the number of markets U.S. Cellular owns or has acquirable as of September 30, 2003 follows.

Number of Markets
Consolidated markets which have begun marketing activities and have signed up customers for service (“operational consolidated markets”)	141
Consolidated markets which have not yet begun marketing activities	41
Consolidated markets to be acquired pursuant to existing agreements (1)	22
Minority interests accounted for using equity method	26
Minority interests accounted for using cost method	6
Total current and acquirable	236

(1)   Represents personal communications service licenses to be acquired from AT&T Wireless over a five-year period, beginning with the date of the closing of the transaction.

RESULTS OF OPERATIONS

Nine Months Ended 9/30/03 Compared to Nine Months Ended 9/30/02

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	Nine Months Ended or At September 30, (1)
	2003	2002
Total market population (in thousands) (2)	45,817	41,048
Customers	4,268,000	3,943,000
Market penetration	9.32%	9.61%
Total employees	6,100	5,900
Cell sites in service	4,082	3,750
Average monthly service revenue per customer (3)	$47.27	$47.02
Postpay churn rate per month (4)	1.6%	1.9%
Marketing cost per gross customer addition	$378	$363	(5) (6)

(1) Amounts in 2003 include the results of the 10 markets transferred to AT&T Wireless through July 31, and include the results of the 14 markets acquired and transferred from AT&T Wireless from August 1 – September 30. Amounts in 2002 include the operations of USCOC of Chicago (as defined below) from August 7 – September 30.

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
		(As Restated)
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

(5)   Restated to reflect U.S. Cellular’s change in application of Staff Accounting Bulletin (“SAB”) No. 101 in 2002.

(6)   For a discussion of the components of this calculation, see “Operating Expenses — Cost of Equipment Sold.”

U.S. Cellular’s operations include 100% of the revenues and expenses of its consolidated markets plus its corporate office operations. Operating revenues, driven by an 18% increase in average customers served, rose $310.6 million, or 20%, to $1.893 billion in 2003 from $1.583 billion in 2002. Operating expenses, driven by growth in customers, fixed assets and minutes of use and the continued integration of the Chicago market into its operations, increased $411.8 million, or 31%, to $1.751 billion in 2003 from $1.339 billion in 2002. Operating income decreased $101.3 million, or 42%, to $142.3 million in 2003 from $243.6 million in 2002. The decline in operating income primarily reflects percentage increases in all recurring operating expense captions that were as large or larger than the percentage growth in operating revenues. In addition, U.S. Cellular recorded a loss, included in operating expenses, of $25.6 million in 2003 related to the assets transferred to AT&T Wireless. U.S. Cellular expects operating income for the full year of 2003 to be lower than in 2002, reflecting the factors above.

Investment and other (expense) totaled ($11.0) million in 2003 and ($274.3) million in 2002. In 2003, interest expense increased related to the financing of the acquisition of the Chicago market during the second half of 2002. In 2002, U.S. Cellular recorded a loss of $278.9 million on the writedown of investments. Net income (loss) and diluted earnings per share totaled income of $40.2 million and $0.46, respectively, in 2003 and a loss of ($28.9) million and ($0.34), respectively, in 2002. Excluding the after-tax effects of the cumulative effect of accounting change, net income (loss) and diluted earnings per share totaled income of $54.6 million and $0.63, respectively, in 2003 and a loss of ($33.0) million and ($0.39), respectively, in 2002.

On August 1, 2003, U.S. Cellular completed the transfer of the wireless assets and customers in 10 markets in Florida and Georgia to AT&T Wireless. In exchange, U.S. Cellular received 14 personal communications service licenses and approximately $34 million in cash and minority interests in six markets it currently controls. The assignment and development of the remaining 22 licenses yet to be transferred from AT&T Wireless will be deferred by U.S. Cellular for a period of up to five years from the closing date. U.S. Cellular will take possession of the licenses in staggered closings over that five-year period to comply with the service requirements of the FCC. The Florida and Georgia markets that were transferred to AT&T Wireless are included in consolidated operations for the first seven months of 2003 and for the nine months ended September 30, 2002.

On August 7, 2002, U.S. Cellular completed the acquisition of the assets and certain liabilities of Chicago 20MHz, LLC, now known as United States Cellular Operating Company of Chicago, LLC (“USCOC of Chicago” or the “Chicago market”) from PrimeCo Wireless Communications LLC (“PrimeCo”). USCOC of Chicago operates a wireless system in the Chicago major trading area. USCOC of Chicago is the holder of certain FCC licenses, including a 20 megahertz personal communications service license in the Chicago Major Trading Area (excluding Kenosha County, Wisconsin). The Chicago market’s operations are included in consolidated operations for the first nine months of 2003 but only for the period of 2002 from August 7 — September 30. The Chicago market’s operations contributed to the increases in U.S. Cellular’s operating revenues and expenses during 2003 compared to 2002.

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

Retail service revenue increased $252.1 million, or 21%, to $1.469 billion in 2003 from $1.217 billion in 2002. Growth in U.S. Cellular’s customer base and an increase in average monthly retail service revenue per customer were the primary reasons for the increase in retail service revenue. The number of customers increased 8% to 4,268,000 at September 30, 2003, due to customer additions from its marketing channels over the past 12 months, partially offset by the transfer of customers to AT&T Wireless. Average customers during the nine months of 2003 increased 18% from the same period of 2002. The average number of customers is affected by the timing of acquisitions and divestitures in both years, including the acquisition of the Chicago market in August 2002 and the disposition of markets to AT&T Wireless in 2003. Average monthly retail service revenue per customer increased 3% to $38.53 in 2003.

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

Inbound roaming revenue decreased $19.8 million, or 10%, to $171.1 million in 2003 from $190.9 million in 2002. The decrease in revenue related to inbound roaming on U.S. Cellular’s systems primarily resulted from a decrease in revenue per roaming minute of use, partially offset by the increase in roaming minutes used. Also contributing to the decrease was the transfer of the Florida and Georgia markets to AT&T Wireless in August 2003; these markets had historically provided a substantial amount of inbound roaming revenue. The increase in inbound roaming minutes of use was primarily driven by the overall growth in the number of customers throughout the wireless industry. The decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates.

Management anticipates that the rate of growth in inbound roaming minutes of use will continue to slow down due to two factors:

•      newer customers may roam less than existing customers, reflecting further penetration of the consumer market, and

•      as new wireless operators begin service in U.S. Cellular’s markets, U.S. Cellular’s roaming partners may switch their business from U.S. Cellular to these new operators or to their own systems.

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

Operating Expenses

	Nine Months Ended September 30,
	2003	2002
	As Restated	As Restated
	(Dollars in thousands)
Operating Expenses
System operations (excluding Depreciation shown separately below)	$438,721	$362,426
Marketing and selling	309,058	249,185
Cost of equipment sold	175,510	118,550
General and administrative	483,981	356,702
Depreciation	272,534	228,289
Amortization and accretion	45,371	23,748
Loss on assets held for sale	25,558	—
Total Operating Expenses	$1,750,733	$1,338,900

Operating expenses increased $411.8 million, or 31%, to $1.751 billion in 2003 from $1.339 billion in 2002.

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
		As Restated
Components of cost (000s):
Marketing and selling expenses	$309,058	$249,185
Cost of equipment sold	175,510	118,550
Less equipment sales revenues	(89,917)	(59,039)
Less retention-related agent rebate reductions of equipment sales revenues	(20,741)	(7,685)
Total costs	$373,910	$301,011
Gross customer activations (000s)	989	829
Sales and marketing cost per gross customer activation	$378	$363

General and administrative expenses increased $127.3 million, or 36%, to $484.0 million in 2003 from $356.7 million in 2002. These expenses include the costs of operating U.S. Cellular’s customer care centers, the costs of serving and retaining customers and the majority of U.S. Cellular’s corporate expenses. Monthly general and administrative expenses per customer increased 18% to $13.23 in 2003 from $11.25 in 2002. General and administrative expenses represented 27% of service revenues in 2003 and 23% in 2002. The increase in general and administrative expenses in 2003 is primarily due to the following factors:

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

•      an increase in employee-related expenses, primarily as a result of the acquisition of the Chicago market as well as the increase in U.S. Cellular’s customer base; and

•      an increase in customer service-related expenses as a result of the increase in U.S. Cellular’s customer base.

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

Depreciation expense increased $44.2 million, or 19%, to $272.5 million in 2003 from $228.3 million in 2002. The increases reflect rising average fixed asset balances, which increased 27% in 2003. Increased fixed asset balances in 2003 resulted from the following factors:

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

Amortization and accretion expense increased $21.7 million, or 92%, to $45.4 million in 2003 from $23.7 million in 2002, primarily driven by the $13.2 million increase in amortization related to the customer list intangible assets and other deferred charges acquired in the USCOC of Chicago transaction during 2002. These customer list assets are amortized based on the average customer retention period of each customer list. Amortization and accretion expense includes $3.3 million of accretion related to the asset retirement obligation in 2003.

Loss on assets held for sale totaled $25.6 million in 2003. This loss represents the difference between the fair value of the assets U.S. Cellular received and expects to receive in the AT&T Wireless transaction, as determined by an independent valuation, and the recorded value of the assets it transferred to AT&T Wireless.

Operating Income

Operating income totaled $142.3 million in 2003 compared to $243.6 million in 2002, a $101.3 million, or 42%, decrease. The operating income margins (as a percent of service revenues) were 7.9% in 2003 and 16.0% in 2002. The decline in operating income and operating income margin in 2003 reflects the following:

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

•                  increased depreciation expense, driven by an increase in average fixed assets related to ongoing improvements to U.S. Cellular’s wireless network;

•                  increased equipment subsidies, primarily due to U.S. Cellular’s practice of selling handsets to agents, which began in the second quarter of 2002;

•                  the acquisition and subsequent transition costs related to the Chicago market; and

•                  the loss on assets held for sale related to the asset exchange transaction with AT&T Wireless.

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

Related to U.S. Cellular’s acquisition and subsequent transition of the Chicago market’s operations, U.S. Cellular plans to incur additional expenses during the remainder of 2003 as it competes in the Chicago market. Additionally, U.S. Cellular plans to build out its network into other as yet unserved portions of its personal communications service licensed areas, and will begin sales and marketing operations in those areas during 2003 and 2004. U.S. Cellular also expects to incur additional expenses related to its launch of data-related wireless services in many of its markets during the fourth quarter of 2003. As a result, U.S. Cellular expects its operating income and operating margin to be below historical levels for the full year of 2003 compared to the full year of 2002. See “Outlook” for a discussion of U.S. Cellular’s 2003 full-year operating income guidance.

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

Interest expense totaled $47.5 million in 2003, a $16.5 million or 53%, increase from $31.0 million in 2002. Interest expense in 2003 is primarily related to Liquid Yield Option Notes ($7.0 million); U.S. Cellular’s 7.25% Notes ($13.9 million); U.S. Cellular’s 8.75% Notes ($8.5 million); U.S. Cellular’s revolving credit facilities with a series of banks ($7.9 million); U.S. Cellular’s contracts with a series of banks related to its investment in Vodafone AirTouch plc (“forward contracts”) ($2.2 million); and U.S. Cellular’s Intercompany note with TDS (the “Intercompany Note”) ($6.5 million). Interest expense in 2002 was primarily related to Liquid Yield Option Notes ($6.6 million); the 7.25% Notes ($13.9 million); U.S. Cellular’s revolving credit facility entered into in 1997 with a series of banks (the “1997 Revolving Credit Facility”) ($3.9 million); U.S. Cellular’s 9% Series A Notes due (the “9% Series A Notes”)($2.4 million); the Vodafone forward contracts ($1.3 million); and the Intercompany Note ($1.3 million).

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

Loss on investments totaled $3.5 million in 2003 and $278.9 million in 2002, a $275.4 million decrease. In 2003, a license impairment loss was recorded related to U.S. Cellular’s investment in a non-operational market in Florida that remains with U.S. Cellular after the exchange with AT&T Wireless was completed.

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

In 2002, U.S. Cellular recognized $244.7 million of other than temporary losses on its investments in Vodafone and Rural Cellular Corporation and recorded a $34.2 million writedown related to certain notes receivable.

Income Taxes

Income tax expense (benefit) totaled expense of $67.3 million in 2003 and a benefit of $3.9 million in 2002, a $71.2 million increase in expense. The overall effective tax rates were 51% in 2003 and 13% in 2002. The effective tax rates in 2003 and 2002 were impacted by the loss on assets held for sale and the losses on investments, which have different tax rates than U.S. Cellular’s overall operations. For an analysis of U.S. Cellular’s effective tax rates in 2003 and 2002, see Note 3 – Income Taxes.

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

Net Income (Loss)

Net income (loss) totaled income of $40.2 million in 2003, a $69.1 million increase in income from a loss of $28.9 million in 2002. Diluted earnings (loss) per share was $0.46 in 2003, a $0.80 increase in income from ($0.34) in 2002.

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

Operating expenses totaled $561.8 million in the third quarter of 2003, an increase of $44.7 million, or 9%, from $517.1 million in 2002.

System operations expenses (excluding depreciation) increased $17.4 million, or 13%, to $153.7 million in 2003 from $136.3 million in 2002 for reasons generally the same as for the first nine months of 2003.

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
		As Restated
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

Depreciation expense decreased $3.2 million, or 3%, to $90.2 million in 2003 from $93.4 million. Excluding the $15 million writeoff of certain analog radio equipment in the third quarter of 2002, depreciation expense increased 15% in 2003. Average fixed asset balances increased 24% in 2003.

Amortization and accretion expense increased $4.0 million, or 42%, to $13.5 million in 2003 from $9.5 million in 2002, for reasons generally the same as for the first nine months of 2003.

Operating income increased $32.9 million, or 52%, to $95.6 million in 2003 from $62.7 million in 2002; operating income margins (as a percent of service revenues) totaled 15.2% in 2003 and 11.2% in 2002.

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

Income tax expense totaled $46.8 million in 2003 and $15.5 million in 2002, a $31.3 million increase.  For an analysis of U.S. Cellular’s effective tax rates in 2003 and 2002, see Note 3 – Income Taxes.

Net income totaled $40.9 million in 2003 compared to $11.0 million in 2002, a $29.9 million increase.  Diluted earnings per share totaled $0.47 in 2003 and $0.13 in 2002, a $0.34 increase.

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

Cash flows from operating activities provided $422.1 million in 2003 and $463.6 million in 2002. Income excluding adjustments to reconcile income (loss) to net cash provided by operating activities, excluding noncash items and changes in assets and liabilities from operations, totaled $438.9 million in 2003 and $428.9 million in 2002. Changes in assets and liabilities from operations required $16.8 million in 2003 and provided $34.7 million in 2002, reflecting timing differences in the payment of accounts payable and accrued taxes and the receipt of accounts receivable. Income taxes and interest paid totaled $12.8 million in 2003 and $59.8 million in 2002.

The following table is a summary of the components of cash flows from operating activities.

	Nine Months Ended September 30,
	2003	2002
	As Restated
	(Dollars in thousands)
Net income (loss)	$40,208	$(28,917)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	398,650	457,897
	438,858	428,980
Increase (decrease) due to changes in assets and liabilities	(16,806)	34,668
	$422,052	$463,648

Cash flows from investing activities required $386.3 million in 2003 and $828.2 million in 2002. Cash required for property, plant and equipment and system development expenditures totaled $439.1 million in 2003 and $449.0 million in 2002. In 2003, these expenditures were financed primarily with internally generated cash and borrowings from U.S. Cellular’s revolving credit facilities. In 2002, these expenditures were financed primarily with internally generated cash. These expenditures primarily represent the construction of 384 and 263 cell sites in 2003 and 2002, respectively, as well as other plant additions and costs related to the development of U.S. Cellular’s office systems. In 2003 and 2002, these plant additions included approximately $47 million and $126 million, respectively, for the migration toward a single digital equipment platform. In both periods, other plant additions included significant amounts related to the replacement of retired assets and the changeout of analog equipment for digital equipment. Acquisitions, excluding cash received and bonds issued to the sellers of USCOC of Chicago, required $1.3 million in 2003 and required $451.5 million in 2002. Proceeds from the exchange transaction with AT&T Wireless totaled $34.0 million in 2003. Cash distributions from wireless entities in which U.S. Cellular has an interest provided $21.2 million in 2003 and $25.0 million in 2002. In 2002, U.S. Cellular was refunded $47.6 million of its deposit with the Federal Communications Commission (“FCC”) related to the January 2001 FCC spectrum auction.

Cash flows from financing activities required $28.7 million in 2003 and provided $374.2 million in 2002. In

2003, U.S. Cellular repaid the remaining principal amount outstanding on its 9% Series A Notes with $40.7 million in cash, which was financed using U.S. Cellular’s revolving credit facilities. The 9% Series A Notes were issued to PrimeCo in a private placement in August 2002 and are now retired. In 2002, U.S. Cellular received $160.0 million from the monetization of its Vodafone investment through the forward contracts and received $105.0 million from TDS through the Intercompany Note and were used primarily to finance the USCOC of Chicago acquisition. In 2003 and 2002, U.S. Cellular repaid $269.3 million and $306.4 million, respectively, under its revolving credit facilities. In 2003 and 2002, U.S. Cellular borrowed $279.3 million and $422.4 million, respectively, under its revolving credit facilities.

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

Additionally, in the first nine months of 2002, U.S. Cellular, through joint ventures, acquired majority interests in three personal communications service licenses for $18.0 million in cash.

Exchanges

On August 1, 2003, U.S. Cellular completed the transfer of its properties to AT&T Wireless and the assignments to it by AT&T Wireless of a portion of the personal communications service licenses covered by the agreement with AT&T Wireless. On the initial closing date, U.S. Cellular also received approximately $34 million in cash and minority interests in six cellular markets it currently controls. Also on the initial closing date, U.S. Cellular transferred wireless assets and customers in 10 markets in Florida and Georgia to AT&T Wireless. U.S. Cellular has deferred the assignment and development of certain licenses until later periods. When this transaction is fully consummated, U.S. Cellular will have received 10 and 20 megahertz personal communications service licenses in 13 states contiguous to and that overlap existing properties in the Midwest and Northeast.

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

•                  Build out certain personal communications service licensed areas acquired in 2001, 2002 and 2003.

•                  Enhance U.S. Cellular’s office systems.

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

U.S. Cellular expects capital expenditures related to the buildout of the personal communications service licensed areas it acquired in 2001-2003, including those included in the AT&T Wireless transaction, to be substantial. U.S. Cellular plans to build networks to serve these licensed areas and launch commercial service in these areas over the next several years. Approximately $80 million of the estimated capital spending for 2003 is allocated to the buildout of certain of these licenses, and U.S. Cellular expects a significant portion of its capital spending over the next few years to be related to the buildout of personal communications service licensed areas.

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

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations.  Asset retirement obligations generally include costs to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located.  U.S. Cellular is also required to return lease retail store premises and office space to their pre-existing conditions. Upon settlement of the obligations any difference between the cost to retire an asset and the liability recorded is recognized in the statement of operations as a gain or loss.

U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS 143, and has recorded $54.4 million liability upon adoption.

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

The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of September 30, 2003 are as follows:

September 30, 2003 As Restated
(Dollars in thousands)
Deferred Tax Asset
Net operating loss carryforward	$13,731
Derivative investments	7,001
Unearned revenue	6,856
Other	11,248
38,836
Less valuation allowance	9,333
Total Deferred Tax Asset	29,503

Deferred Tax Liability
Property, plant and equipment	282,795
Licenses	156,642
Marketable equity securities	66,885
Total Deferred Tax Liability	506,322
Net Deferred Income Tax Liability	$476,819

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

*  Includes $26 million in operating expenses related to loss on assets held for sale resulting from the AT&T Wireless exchange.

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

OTHER MATTERS

The Securities and Exchange Commission (“SEC”) Division of Corporation Finance routinely sends public companies comment letters relating to their filings with the SEC. In 2003, U.S. Cellular received a comment letters from the staff of the SEC regarding its review of the U.S. Cellular 2002 annual report on Form 10-K and quarterly reports on Form 10-Q for the periods ended March 31, June 30, and September 30, 2003. The comments principally ask U.S. Cellular to provide additional information to the SEC and to make additional disclosures in its Forms 10-K and 10-Q on a prospective basis. U.S. Cellular provided responses to the SEC comments, provided supplemental information and agreed to provide certain additional information and disclosures in our future filings with the SEC.  Based upon supplemental guidance from the SEC related to the implementation of SFAS 143, “Asset Retirement Obligations,” U.S. Cellular amended its first, second and third quarter 2003 Form 10-Qs to adjust its liability.  The amendments also included the additional information and disclosures agreed to by TDS. There can be no assurance that the SEC will not have further comments or make additional requests that would require changes to previously reported information.

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

•                  Changes in prices, the number of wireless customers, average revenue per customer, penetration rates, churn rates, marketing and selling expenses and retention costs associated with wireless number portability, roaming rates and the mix of products and services offered in wireless markets could have an adverse effect on U.S. Cellular’s operations.

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

U.S. Cellular maintains a portfolio of available for sale marketable equity securities, which resulted from the sale of non-strategic investments. The market value of these investments, principally Vodafone American Depositary Receipts, amounted to $211.2 million at September 30, 2003 and $186.0 million at December 31, 2002. As of September 30, 2003, U.S. Cellular had recorded an unrealized holding gain, net of tax, of $30.9 million in accumulated other comprehensive income. Management continues to review the valuation of the investments on a periodic basis.

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

The following table summarizes certain facts relating to the contracted securities.

		Collar		Loan Amount
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	September 30, 2003 (000s)
Vodafone	10,245,370	$15.07-$16.07	$21.56-$23.25	$159,856

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

	Valuation of investments assuming indicated decrease			September 30, 2003	Valuation of investments assuming indicated increase
($ in thousands)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Marketable Equity Securities	$147,824	$168,942	$190,060	$211,178	$232,295	$253,413	$274,531
Derivative Instruments (1)	$29,466	$14,491	$(709)	$(17,724)	$(32,437)	$(49,028)	$(66,149)

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

Exhibit 31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)         Reports on Form 8-K filed during the quarter ended September 30, 2003:

U.S. Cellular furnished a Current Report on Form 8-K dated July 23, 2003, for the purpose of furnishing U.S. Cellular’s second quarter 2003 earnings release.

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