Form 10-Q/A
period 2003-03-31
UNITED STATES CELLULAR CORP
filed 2004-03-10
CIK 821130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

United States Cellular Corporation (“U.S. Cellular”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2003, and which was amended by Amendment No. 1 on February 17, 2004 (the “Quarterly Report”), to amend Part I, Item 1 “Financial Statements” and Item 2 "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Part II, Item 6 “Exhibits and Reports on Form 8–K” of the Quarterly Report.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, updated certifications by the U.S. Cellular principal executive officer and principal financial officer are being filed as exhibits to the Form 10-Q/A.

This amendment does not amend any other Items except those indicated above and does not update any of the disclosures contained in the Quarterly Report as previously amended except as expressly provided herein.  The filing of this Form 10-Q/A shall not be deemed an admission that the original or amended filings, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

UNITED STATES CELLULAR CORPORATION

1ST QUARTER REPORT ON FORM 10-Q/A

INDEX

		Page No.

Part I. Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Statements of Operations - Three Months Ended March 31, 2003 and 2002 (as restated)	4

	Consolidated Statements of Cash Flows - Three Months Ended March 31, 2003 and 2002 (as restated)	5

	Consolidated Balance Sheets - March 31, 2003 (as restated) and December 31, 2002	6-7

	Notes to Consolidated Financial Statements	8-17

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	18-19

	Three Months Ended March 31, 2003 and 2002	19-26
	Financial Resources	27-28
	Liquidity	28-31
	Application of Critical Accounting Policies	31-34
	Certain Relationships and Related Transactions	34-35
	Safe Harbor Cautionary Statement	36

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	37

Signatures		38

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

In accordance with the transition rules of SFAS No. 143, the following pro forma amounts show the effect of the retroactive application of the change in accounting principle for the adoption of SFAS No. 143:

	Three months ended March 31,
	2003	2002
Actual
Net income (loss)	$(29,004)	$48,490
Basic earnings per share	$(0.34)	$0.56
Diluted earnings per share	$(0.34)	$0.56

Pro forma
Net income (loss)	$(14,658)	$47,772
Basic earnings per share	$(0.17)	$0.56
Diluted earnings per share	$(0.17)	$0.55

	At December 31, 2002	At January 1, 2002
Pro forma Balance Sheet Data
Asset Retirement Obligation	$54,438	$45,246

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

14.         Restatement of Financial Statements

U.S. Cellular is restating its financial statements included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 that was originally filed on May 14, 2003.  This restatement relates to the adoption of SFAS No. 143, as explained below.

U.S. Cellular adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003.  An asset retirement obligation is the cost of closing facilities and removing assets, or performing other remediation to a property as required by contractual agreement. This accounting principle requires entities to record the estimated fair value of a legal liability for an asset retirement obligation in the period it is incurred.  Adoption of this standard in the first quarter of 2003 required U.S. Cellular to recognize estimated liabilities related to the future remediation of certain leased properties.  Initially, U.S. Cellular used a zero probability in determining its liability for cell site remediation due to the absence of history of remediation.  During the fourth quarter of 2003, based on management’s re-assessment of the assumptions used in determining probability, U.S. Cellular revised the probability that its leased cell sites would require remediation.  In its restatement, U.S. Cellular uses a 100% probability in calculating the asset retirement obligation on the cell site leases.

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

U.S. Cellular is restating certain portions of its management’s discussion and analysis of results of operations and financial condition included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 that was originally filed on May 14, 2003.  This restatement relates to the adoption of SFAS No. 143, as explained below.

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

Exhibit 12 - Statement regarding computation of ratios*.

Exhibit 31.1 – Chief Executive Officer certification pursuant to Rule 13a - 14 of the Securities Exchange Act of 1934.

Exhibit 31.2 – Chief Financial Officer certification pursuant to Rule 13a - 14 of the Securities Exchange Act of 1934.

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

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date	March 10, 2004	/s/ John E. Rooney
John E. Rooney
President
(Chief Executive Officer)

Date	March 10, 2004	/s/ Kenneth R. Meyers
Kenneth R. Meyers
Executive Vice President-Finance and Treasurer
(Chief Financial Officer)

Date	March 10, 2004	/s/ Thomas S. Weber
Thomas S. Weber
Vice President and Controller
(Principal Accounting Officer)