Form 10-Q/A
period 2003-06-30
UNITED STATES CELLULAR CORP
filed 2004-03-10
CIK 821130

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

EXPLANATORY NOTE

United States Cellular Corporation (“U.S. Cellular”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2003, and which was amended by Amendment No. 1 on February 17, 2004 (the "Quarterly Report"), to amend Part 1, Item 1 "Financial Statements" and Item 2 "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Part II, Item 6 "Exhibits and Reports on Form 8-K" of the Quarterly Report.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, updated certifications by the U.S. Cellular principal executive officer and principal financial officer are being filed as exhibits to this Form 10Q/A.

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

In accordance with the transition rules of SFAS No. 143, the following pro forma amounts show the effect of the retroactive application of the change in accounting principle for the adoption of SFAS No. 143:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Actual
Net income (loss)	$28,311	$(88,382)	$(693)	$(39,892)
Basic earnings per share	$0.33	$(1.03)	$(0.01)	$(0.46)
Diluted earnings per share	$0.33	$(1.03)	$(0.01)	$(0.46)

Pro forma
Net income (loss)	$28,311	$(89,119)	$13,653	$(41,347)
Basic earnings per share	$0.33	$(1.04)	$0.16	$(0.48)
Diluted earnings per share	$0.33	$(1.04)	$0.16	$(0.48)

	At December 31, 2002	At January 1, 2002
Pro forma Balance Sheet Data
Asset Retirement Obligation	$54,438	$45,246

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

16.   Restatement of Financial Statements

U.S. Cellular is restating its financial statements included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 that was originally filed on August 8, 2003.  This restatement relates to the adoption of SFAS No. 143, as explained below.

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

As a result of this change, U.S. Cellular has restated its 2003 financial statements for the first six months of 2003 to reflect a liability for future remediation of $54.4 million and a charge of $14.3 million, net of taxes and minority interest, as a cumulative effect of an accounting change. This cumulative effect reflects accretion and depreciation that would have been charged to expense in prior years had SFAS No. 143 been effective for periods prior to January 1, 2003.  This change also resulted in additional charges to income for depreciation and non-cash accretion expense in the three and six months ended June 30, 2003.  There was no impact to the consolidated balance sheet as of December 31, 2002 or the results of operations or cash flows for the three and six months ended June 30, 2002.  A summary of changes to the three and six months ended June 30, 2003 is included below.

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

U.S. Cellular is restating certain portions of its management’s discussion and analysis of results of operations and financial condition included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 that was originally filed on August 8, 2003.  This restatement relates to the adoption of SFAS No. 143, as explained below.

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

Exhibit 12 - Statement regarding computation of ratios.*

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