Form 10-Q/A
period 2003-09-30
UNITED STATES CELLULAR CORP
filed 2004-03-10
CIK 821130

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

EXPLANATORY NOTE

United States Cellular Corporation (“U.S. Cellular”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2003, and which was amended by Amendment No.1 on February 17, 2004 (the “Quarterly Report”), to amend Part I, Item 1 “Financial Statements” and Item 2 “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Part II, Item 6 “Exhibits and Reports on Form 8-K” of the Quarterly Report.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, updated certifications by the U.S. Cellular principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A.

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

UNITED STATES CELLULAR CORPORATION

3RD QUARTER REPORT ON FORM 10-Q/A

INDEX

		Page No.

Part I. Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2003 and 2002 (as restated)	4

	Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2003 and 2002 (as restated)	5

	Consolidated Balance Sheets - September 30, 2003 (as restated) and December 31, 2002	6-7

	Notes to Consolidated Financial Statements	8-21

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	22

	Nine Months Ended September 30, 2003 and 2002	23-32
	Three Months Ended September 30, 2003 and 2002	32-33
	Recent Accounting Pronouncements	33-35
	Financial Resources and Liquidity	35-39
	Application of Critical Accounting Policies and Estimates	39-42
	Outlook	42
	Certain Relationships and Related Transactions	42-43
	Safe Harbor Cautionary Statement	44

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	45

Signatures		46

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

In accordance with the transition rules of SFAS No. 143, the following pro forma amounts show the effect of the retroactive application of the change in accounting principle for the adoption of SFAS No. 143:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Actual
Net income (loss)	$40,901	$10,975	$40,208	$(28,917)
Basic earnings per share	$0.47	$0.13	$0.47	$(0.34)
Diluted earnings per share	$0.47	$0.13	$0.46	$(0.34)

Pro forma
Net income (loss)	$40,901	$10,232	$54,554	$(31,115)
Basic earnings per share	$0.47	$0.12	$0.64	$(0.36)
Diluted earnings per share	$0.47	$0.12	$0.63	$(0.36)

	At December 31, 2002	At January 1, 2002
Pro forma - Balance Sheet Data
Asset Retirement Obligation	$54,438	$45,246

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

16.   Restatement of Financial Statements

U.S. Cellular is restating its financial statements included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 that was originally filed on November 12, 2003.  This restatement relates to the adoption of SFAS No. 143, as explained below.

U.S. Cellular adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003.  An asset retirement obligation is the cost of closing facilities and removing assets, or performing other remediation to a property as required by contractual agreement. This accounting principle requires entities to record the estimated fair value of a legal liability for an asset retirement obligation in the period it is incurred.  Adoption of this standard in the first quarter of 2003 required U.S. Cellular to recognize estimated liabilities related to the future remediation of certain leased properties.  Initially, U.S. Cellular used a zero probability in determining its liability for cell site remediation due to the absence of history of remediation.  During the fourth quarter of 2003, based on management's re-assessment of the assumptions used in determining probability, U.S. Cellular revised the probability that its leased cell sites would require remediation.  In its restatement, U.S. Cellular uses a 100% probability in calculating the asset retirement obligation on the cell site leases.

As a result of this change, U.S. Cellular has restated its financial statements for the first nine months of 2003 to reflect a liability for future remediation of $54.4 million and a charge of $14.3 million, net of taxes and minority interest, as a cumulative effect of an accounting change. This cumulative effect reflects accretion and depreciation that would have been charged to expense in prior years had SFAS No. 143 been effective for periods prior to January 1, 2003.  This change also resulted in additional charges to income for depreciation and non-cash accretion expense for the three and nine months ended September 30, 2003.  There was no impact to the consolidated balance sheet as of December 31, 2002 or cash flows for the three and nine months ended September 30, 2002.  A summary of changes to the three and nine months ended September 30, 2003 is included below.

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

U.S. Cellular is restating certain portions of its management’s discussion and analysis of results of operations and financial condition included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 that was originally filed on November 12, 2003.  This restatement relates to the adoption of SFAS No. 143, as explained below.

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

•                  Changes in guidance or interpretations of accounting requirement, changes in industry practice or changes in management assumptions could require amendments to or restatements of disclosures or financial information included in this or prior filings with the SEC.

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

Exhibit 31.1 - Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*      Previously filed as an exhibit to the U.S. Cellular Form 10-Q for the quarterly period ended September 30, 2003.

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