Form 10-K
period 2003-12-31
UNITED STATES CELLULAR CORP
filed 2004-03-12
CIK 821130

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9712

UNITED STATES CELLULAR CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	62-1147325
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes      X          No

        As of June 30, 2003, the aggregate market value of registrant's Common Shares held by nonaffiliates was approximately $381.6 million (based upon the closing price of the Common Shares on June 30, 2003, of $25.45, as reported by the American Stock Exchange). For purposes hereof, it was assumed that each director, executive officer and holder of 10% or more of the voting power of U.S. Cellular is an affiliate.

        The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2004, is 53,146,539 Common Shares, $1 par value, and 33,005,877 Series A Common Shares, $1 par value.

DOCUMENTS INCORPORATED BY REFERENCE

        Those sections or portions of the registrant's 2003 Annual Report to Shareholders and of the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its 2004 Annual Meeting of Shareholders described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Parts II and III of this report.

CROSS REFERENCE SHEET
AND
TABLE OF CONTENTS

		Page Number or Reference(1)
Item 1.	Business	3
Item 2.	Properties	31
Item 3.	Legal Proceedings	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	32	(2)
Item 6.	Selected Consolidated Financial Data	32	(3)
Item 7.	Management's Discussion and Analysis of Results of Operations and Financial Condition	32	(4)
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	32	(4)
Item 8.	Financial Statements and Supplementary Data	32	(5)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	33
Item 9A.	Controls and Procedures	33
Item 10.	Directors and Executive Officers of the Registrant	34	(6)
Item 11.	Executive Compensation	34	(7)
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	34	(8)
Item 13.	Certain Relationships and Related Transactions	34	(9)
Item 14.	Principal Accountant Fees and Services	34	(10)
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	35

(1)
Parenthetical references are to information incorporated by reference from Exhibit 13 to this document, which includes portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2003 ("Annual Report") and from the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its 2004 Annual Meeting of Shareholders (the "Proxy Statement").

(2)
Annual Report section entitled "United States Cellular Stock and Dividend Information."

(3)
Annual Report section entitled "Selected Consolidated Financial Data."

(4)
Annual Report section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition."

(5)
Annual Report sections entitled "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Changes in Common Shareholders' Equity," "Notes to Consolidated Financial Statements," "Consolidated Quarterly Income Information (Unaudited)," "Report of Independent Auditors" and "Copy of Previously Issued Report of Independent Accountants."

(6)
Proxy Statement sections entitled "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

(10)
Proxy Statement section entitled "Fees Paid to Principal Accountants."

United States Cellular Corporation

8410 WEST BRYN MAWR        •        CHICAGO, ILLINOIS 60631
TELEPHONE (773) 399-8900

PART I

Item 1. Business

        United States Cellular Corporation ("U.S. Cellular") provides wireless telephone service to 4,409,000 customers through the operations of 182 majority-owned ("consolidated") wireless licenses throughout the United States. Since 1985, when it began providing cellular service in Knoxville, Tennessee and Tulsa, Oklahoma, U.S. Cellular has expanded its wireless networks and customer service operations to cover seven market areas in 28 states as of December 31, 2003. Through a 2003 exchange transaction, U.S. Cellular has rights to wireless licenses covering territories in two additional states and has the rights to commence service in those licensed areas in the future. The wireless licenses that U.S. Cellular currently includes in its consolidated operations cover a total population of more than one million in each market area.

        U.S. Cellular's ownership interests in wireless licenses include interests in licenses covering 165 cellular metropolitan statistical areas (as designated by the U.S. Office of Management and Budget and used by the Federal Communications Commission ("FCC") in designating metropolitan cellular market areas) or rural service areas (as used by the FCC in designating non-metropolitan statistical area cellular market areas) ("cellular licenses") and 70 personal communication service basic trading areas (used by the FCC in dividing the United States into personal communication service market areas for licenses in Blocks C through F). Of those interests, U.S. Cellular owns controlling interests in 133 cellular licenses and 49 personal communication service basic trading areas. U.S. Cellular also owns rights to acquire controlling interests in 21 additional personal communication service licenses through an acquisition agreement with AT&T Wireless Services, Inc. ("AT&T Wireless"). See "Wireless Systems Development—Asset Exchange with AT&T Wireless."

        At December 31, 2003, U.S. Cellular has consolidated four interests in joint ventures in which it has a limited partnership interest because it is deemed to have a controlling financial interest. In January 2004, U.S. Cellular acquired the remaining partnership interests in three of these entities and now owns 100% of the interests in these licenses.

        In November 2003, U.S. Cellular agreed to sell its controlling interests in six cellular licenses in southern Texas to AT&T Wireless Services, Inc. ("AT&T Wireless") for cash. This transaction was completed in February 2004. Subsequent to the completion of this transaction, in which one entire market area was divested, U.S. Cellular's operations will cover six market areas.

        U.S. Cellular manages the operations of all but two of the licenses in which it owns a controlling interest; U.S. Cellular has contracted with another wireless operator to manage the operations of the other two licenses. U.S. Cellular also manages the operations of four additional licenses in which it does not own a controlling interest, through an agreement with the controlling interest holder or holders. U.S. Cellular manages or has the rights to manage the operations of all except one of the 70 personal communication service licenses in which it owns an interest. In the remaining personal communication service license in which U.S. Cellular owns a limited partner interest, the general partner has the authority to select the manager of this operation.

        The following table summarizes the status of U.S. Cellular's interests in wireless markets at December 31, 2003. Personal communication service markets are designated as "PCS".

	Total	Cellular	PCS
Consolidated markets (1)	182	133	49
Consolidated markets to be acquired pursuant to existing agreements (2)	21	—	21
Minority interests accounted for using equity method (3)	26	26	—
Minority interests accounted for using cost method (4)	6	6	—

Total markets currently owned	235	165	70
Consolidated markets to be divested pursuant to existing agreements (5)	(6)	(6)	—

Total markets to be owned after completion of pending transactions	229	159	70

(1)
U.S. Cellular owns a controlling interest in each of the 133 cellular markets and 49 personal communication service markets. Included in the 49 consolidated personal communication service markets are four markets in which U.S. Cellular owns a limited partner interest, and U.S. Cellular includes the operations of these licenses in its consolidated results because it is considered to have the controlling financial interest for financial reporting purposes.

(2)
U.S. Cellular owns rights to acquire controlling interests in 21additional personal communication service licenses through an acquisition agreement with AT&T Wireless which was closed in August 2003. U.S. Cellular has up to five years from the transaction closing date to exercise its rights to acquire these licenses. See "Wireless Systems Development—Asset Exchange with AT&T Wireless."

(3)
Represents cellular licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the equity method. U.S. Cellular's investments in these licenses are included in investment in unconsolidated entities in its balance sheet and its proportionate share of the net income of these licenses is included in investment income in its statement of operations.

(4)
Represents cellular licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the cost method. U.S. Cellular's investments in these licenses are included in investment in unconsolidated entities in its balance sheet.

(5)
U.S. Cellular had agreed to sell these markets, which are included in "Consolidated Markets," to AT&T Wireless as of December 31, 2003. The transaction was completed in February 2004.

        Some of the territory covered by the personal communication service licenses U.S. Cellular operates overlaps with territory covered by the cellular licenses it operates. For the purpose of tracking population counts in order to calculate market penetration, when U.S. Cellular acquires a licensed area that overlaps a licensed area it already owns, it does not duplicate the population counts for any overlapping licensed area. Only non-overlapping, incremental population counts are added to the reported amount of total population in the case of an acquisition of a licensed area that overlaps a previously owned licensed area. The incremental population counts that are added in such event are referred to throughout this Form 10-K as "incremental" population measurements. Amounts reported in this Form 10-K as "total market population" do not duplicate any population counts in the case of any overlapping licensed areas U.S. Cellular owns.

        U.S. Cellular owns interests in consolidated wireless licenses which cover a total population of 46.3 million as of December 31, 2003. U.S. Cellular also owns investment interests in wireless licenses which represent 2.1 million population equivalents as of that date. "Population equivalents" represent the population of a wireless licensed area, based on 2002 Claritas estimates, multiplied by the percentage interest that U.S. Cellular owns in an entity licensed to operate such wireless license.

        U.S. Cellular believes that it is the eighth largest wireless company in the United States, based on internally prepared calculations of the aggregate number of customers in its consolidated markets compared to the number of customers disclosed by other wireless companies in their publicly released information. U.S. Cellular's business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular anticipates that grouping its operations into market areas will continue to provide it with certain economies in its capital and operating costs. In recent years, U.S. Cellular's focus has broadened to include exchanges and divestitures of consolidated and investment interests which are considered less essential to its operating strategy.

        Wireless systems in U.S. Cellular's consolidated markets served 4,409,000 customers at December 31, 2003, and contained 4,184 cell sites. The average penetration rate in U.S. Cellular's consolidated markets was 9.53% at December 31, 2003, and the number of customers who discontinued service (the "churn rate") in these markets averaged 1.78% per month for the twelve months ended December 31, 2003.

        U.S. Cellular was incorporated in Delaware in 1983. U.S. Cellular's executive offices are located at 8410 West Bryn Mawr, Chicago, Illinois 60631. Its telephone number is 773-399-8900. The Common Shares of U.S. Cellular are listed on the American Stock Exchange under the symbol "USM." U.S. Cellular's Liquid Yield Option Notes are also listed on the American Stock Exchange under the symbol "USM.B." U.S. Cellular's 8.75% Senior Notes are listed on the New York Stock Exchange under the symbol "UZG." U.S. Cellular is a majority-owned subsidiary of Telephone and Data Systems, Inc. (AMEX symbol "TDS"). TDS owns 82.1% of the combined total of the outstanding Common Shares and Series A Common Shares of U.S. Cellular and controls 96.0% of the combined voting power of both classes of common stock.

Available Information

        U.S. Cellular's website is http://www.uscellular.com. Investors may access, free of charge, through the About Us / Investor Relations portion of the website, U.S. Cellular's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after such material is electronically filed with the Securities and Exchange Commission.

Wireless Telephone Operations

        The Wireless Telephone Industry.    Wireless telephone technology provides high-quality, high-capacity communications services to hand-held portable and in-vehicle wireless telephones. Wireless telephone systems are designed for maximum mobility of the customer. Access is provided through system interconnections to local, regional, national and world-wide telecommunications networks. Wireless telephone systems also offer a full range of services, similar to those offered by conventional ("landline") telephone services. Data transmission capabilities offered by wireless telephone systems may be at slower speeds than those offered by landline telephone or other data service providers.

        Wireless telephone systems divide each service area into smaller geographic areas or "cells." Each cell is served by radio transmitters and receivers which operate on discrete radio frequencies licensed by the FCC. All of the cells in a system are connected to a computer-controlled mobile telephone switching office. Each mobile telephone switching office is connected to the landline telephone network and potentially other mobile telephone switching offices. Each conversation on a wireless phone involves a transmission over a specific set of radio frequencies from the wireless phone to a transmitter/receiver at a cell site. The transmission is forwarded from the cell site to the mobile telephone switching office and from there may be forwarded to the landline telephone network or to another wireless phone to complete the call. As the wireless telephone moves from one cell to another, the mobile telephone switching office determines radio signal strength and transfers ("hands off") the call from one cell to the next. This hand-off is not noticeable to either party on the phone call.

        The FCC currently grants two licenses to provide cellular telephone service in each cellular licensed area. Multiple licenses have been granted in each personal communication service licensed area, and these licensed areas overlap with cellular licensed areas. As a result, personal communication services license holders can and do compete with cellular license holders for customers. In addition, specialized mobile radio systems operators such as Nextel are providing wireless services similar to those offered by U.S. Cellular. Competition for customers also includes competing communications technologies, such as:

  •
  conventional landline telephone,

  •
  mobile satellite communications systems,

  •
  radio paging, and

  •
  voice over Internet Protocol.

        Personal communication service licensees have initiated service in nearly all areas of the United States, including substantially all of U.S. Cellular's licensed areas, and U.S. Cellular expects other wireless operators to continue deployment in all of U.S. Cellular's operating regions throughout 2004 and beyond. Additionally, technologies such as enhanced specialized mobile radio are competitive with wireless service in many of U.S. Cellular's markets.

        The services available to wireless customers and the sources of revenue available to wireless system operators are similar to those provided by landline telephone companies. Customers may be charged a separate fee for system access, airtime, long-distance calls and ancillary services. Wireless system operators also provide service to customers of other operators' wireless systems while the customers are temporarily located within the operators' service areas. Customers using service away from their home system are called "roamers." Roaming is available because technical standards require that analog wireless telephones be compatible in all market areas in the United States. Additionally, because U.S. Cellular has deployed digital radio technologies in substantially all of its service areas, its customers with digital, dual-mode (both analog and digital capabilities) or tri-mode (analog plus digital capabilities at both the cellular and personal communication service radio frequencies) wireless telephones can roam in other companies' service areas which have a compatible digital technology in place. Likewise, U.S. Cellular can provide roaming service to other companies' customers who have compatible digital wireless telephones. In all cases, the system that provides the service to roamers will generate usage revenue, at rates that have been negotiated between the serving carrier and the customer's carrier.

        There have been a number of technical developments in the wireless industry since its inception. Currently, while substantially all companies' mobile telephone switching offices process information digitally, on certain cellular systems the radio transmission uses analog technology. All personal communication service systems utilize digital radio transmission. Several years ago, certain digital transmission techniques were approved for implementation by the wireless industry in the United States. Time Division Multiple Access ("TDMA") technology was selected as one industry standard by the wireless industry and has been deployed by many wireless operators, including U.S. Cellular's operations in a substantial portion of its markets. Another digital technology, Code Division Multiple Access ("CDMA"), was also deployed by U.S. Cellular in its remaining markets.

        In late 2001, U.S. Cellular announced its plans to migrate to a single digital technology, CDMA for its customers, in all of its markets. U.S. Cellular believes that a single digital technology platform represents the best network strategy to foster its future growth. In 2002, U.S. Cellular began its plans to deploy CDMA 1XRTT technology, which improves capacity and allows for higher speed data transmission than basic CDMA, throughout all of its markets, over a three-year period ending in 2004. As of December 31, 2003, U.S. Cellular had deployed CDMA 1XRTT technology in a substantial portion of its licensed areas, including areas where it had previously deployed TDMA technology, as part of its technology conversion plans. Migration of U.S. Cellular's customers to CDMA handsets in these markets is expected to take a few years.

        U.S. Cellular believes CDMA technology is the best digital radio technology choice for its operations for the following reasons:

  •
  TDMA technology may not be supported by manufacturers of future generations of wireless products due to limitations on the services it enables wireless companies to provide.

  •
  The lower long-term cost of CDMA in relation to the spectrum efficiency it provides compared to similar costs of other technologies.

  •
  Improved coverage provided by CDMA at most cell sites compared to other technologies.

  •
  A more efficient evolution through CDMA to a wireless network with higher data speeds, which will enable U.S. Cellular to provide enhanced data services.

        The main disadvantage of U.S. Cellular's conversion to CDMA technology is that it is generally not used outside of the United States. A third digital technology, Global System for Mobile Communication ("GSM"), is the standard technology in Europe and most other areas outside the United States. GSM technology, which is used by certain wireless companies in the United States, has certain advantages over CDMA in that GSM phones can be used more widely outside of the

United States and GSM has a larger installed worldwide customer base. Also, TDMA technology is used in many parts of the United States and in other countries as well. Since CDMA technology is not compatible with GSM or TDMA technology, U.S. Cellular customers with CDMA-based handsets may not be able to use all of their handset features when traveling through GSM- and TDMA-based networks. Through roaming agreements with other CDMA-based wireless carriers, U.S. Cellular's customers may access CDMA service in virtually all areas of the United States.

        U.S. Cellular will continue to retain TDMA technology for the next several years in markets in which such technology is in use today. This will enable U.S. Cellular to provide TDMA-based service to its customers who still choose to use TDMA-based handsets and to roamers from other wireless providers who have TDMA-based networks. Also, since the TDMA equipment has analog capabilities embedded, U.S. Cellular will maintain the TDMA network in order to be able to meet the FCC mandate of retaining analog capability through 2008.

        U.S. Cellular's Operations.    Management anticipates further growth in wireless units in service and revenues in 2004 as it continues to expand through internal growth and as the licenses acquired in 2001, 2002 and 2003 become integrated into its operations.

        Expenses associated with this customer and revenue growth may reduce the amount of cash flows from operating activities and operating income during 2004. In addition, U.S. Cellular anticipates that the seasonality of revenue streams and operating expenses may cause U.S. Cellular's cash flows from operating activities and operating income to vary from quarter to quarter.

        Changes in any of several factors may reduce U.S. Cellular's growth in operating income and net income over the next few years. These factors include but are not limited to:

  •
  the growth rate in U.S. Cellular's customer base;

  •
  the usage and pricing of wireless services;

  •
  the cost to begin or integrate operations of newly acquired licensed areas;

  •
  the churn rate;

  •
  the cost of providing wireless services, including the cost of attracting and retaining customers;

  •
  the impact of the ability of wireless customers to retain, subject to certain geographical limitations, their existing telephone numbers when switching from one telecommunications carrier to another ("wireless number portability") on U.S. Cellular's business;

  •
  the completion of U.S. Cellular's migration to a CDMA network platform, which will require capital expenditures;

  •
  continued competition from other wireless licensees and other telecommunication technologies; and

  •
  continuing technological advances which may provide wireless products/services and additional competitive alternatives to wireless service.

        U.S. Cellular is building a substantial presence in selected geographic areas throughout the United States where it can efficiently integrate and manage wireless telephone systems. Its wireless interests included seven market areas as of December 31, 2003. See "U.S. Cellular's Wireless Interests."

Wireless Systems Development

        Acquisitions, Divestitures and Exchanges.    U.S. Cellular assesses its wireless holdings on an ongoing basis in order to maximize the benefits derived from grouping its licenses geographically. U.S. Cellular also reviews attractive opportunities for the acquisition of additional wireless spectrum. Over the past few years, U.S. Cellular has completed exchanges of minority interests or controlling interests in its less strategic markets for controlling interests in markets which better complement its operating market areas, such as the 2003 Georgia and Florida exchange transaction with AT&T Wireless. U.S. Cellular has also completed outright sales of other less strategic licenses, such as the transaction completed in February 2004 pursuant to which U.S. Cellular sold certain licenses and operations in southern Texas to AT&T Wireless, and has purchased controlling interests in licenses which enhance its operating market areas. In 2001, U.S. Cellular began acquiring interests in personal communication service licenses. These licenses are in markets which are either adjacent to U.S. Cellular's current operations, thus expanding its current operating market areas, or are in territories in which U.S. Cellular currently operates, and will add spectrum capacity to those operations.

        U.S. Cellular may continue to make opportunistic acquisitions or exchanges in markets that further strengthen its operating market areas and in other attractive markets. U.S. Cellular also seeks to acquire minority interests in licenses where it already owns the majority interest and/or operates the license. There can be no assurance that U.S. Cellular will be able to negotiate additional acquisitions or exchanges on terms acceptable to it or that regulatory approvals, where required, will be received. U.S. Cellular plans to retain minority interests in certain wireless licenses which it believes will earn a favorable return on investment. Other minority interests may be exchanged for interests in licenses which enhance U.S. Cellular's operations or may be sold for cash or other consideration. U.S. Cellular also continues to evaluate the disposition of certain controlling interests in wireless licenses which are not essential to its corporate development strategy.

        U.S. Cellular has an effective shelf registration for its Common Shares and Preferred Stock under the Securities Act of 1933 for issuance specifically in connection with acquisitions.

        Asset Exchange with AT&T Wireless.    On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless to exchange wireless properties. When this transaction is fully consummated, U.S. Cellular will receive 10 and 20 megahertz personal communication service licenses in 13 states contiguous to and that overlap existing properties in the Midwest and the Northeast; approximately $34 million in cash; and minority interests in six licenses it currently controls. On August 1, 2003, U.S. Cellular completed the transfer of wireless assets and customers in 10 markets in Florida and Georgia, representing the majority of U.S. Cellular's operations in these states, to AT&T Wireless and the assignments to it from AT&T Wireless of a portion of the personal communication service licenses. The assignment and development of 21 licenses has been deferred by U.S. Cellular for a period of up to five years from the closing date, in accordance with the agreement. U.S. Cellular will take possession of the licenses in staggered closings over that five-year period to comply with the service requirements of the FCC. On August 1, 2003, U.S. Cellular also received the $34 million in cash and the minority interests. The acquisition of the licenses in the exchange was accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular to AT&T Wireless was accounted for as a sale.

        The 15 licenses that have been transferred to U.S. Cellular as of December 31, 2003, with a fair value totaling $136.6 million, are accounted for in Licenses on the consolidated balance sheet. The 21 licenses that have not yet been assigned to U.S. Cellular, with a fair value totaling $42.0 million, are accounted for in License rights on the consolidated balance sheet. All asset values related to the properties acquired or pending, including license values, were determined using an independent valuation.

        Prior to the close of the AT&T Wireless exchange, U.S. Cellular allocated $93.7 million of goodwill related to the properties transferred to AT&T Wireless to assets of operations held for sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." A loss of $25.8 million was recorded in 2003 as a loss on assets held for sale (included in operating expenses), representing the difference between the book value of the markets transferred to AT&T Wireless and the fair value of the assets received or to be received in the transaction.

        Pending Divestiture of Markets to AT&T Wireless.    On November 26, 2003, U.S. Cellular entered into an agreement with AT&T Wireless, pursuant to which U.S. Cellular would sell its majority interests and operations in six cellular markets to AT&T Wireless for $95 million in cash, excluding a working capital adjustment. These six markets represent U.S. Cellular's entire southern Texas market area. As of the date of the agreement, U.S. Cellular accounted for the assets and liabilities to be sold as assets and liabilities of operations held for sale in accordance with SFAS No. 144

"Accounting for the Impairment or Disposal of Long-Lived Assets." The results of operations of the markets held for sale to AT&T Wireless at December 31, 2003 were included in results of operations through the transaction closing date in February 2004.

        A loss of $22.0 million was recorded in 2003 as a Loss on assets held for sale (included in operating expenses), representing the difference between the book value of the markets to be sold to AT&T Wireless and the cash to be received in the transaction.

Wireless Interests and Operating Market Areas

        U.S. Cellular operates its adjacent wireless systems under an organization structure in which it groups its markets into geographic market areas to offer customers large local service areas which primarily utilize U.S. Cellular's network. Customers may make outgoing calls and receive incoming calls within each market area without special roaming arrangements. In addition to benefits to customers, its operating strategy also has provided to U.S. Cellular certain economies in its capital and operating costs. These economies are made possible through the elimination of outbound roaming costs and increased sharing of facilities, personnel and other costs, enabling U.S. Cellular to maintain a relatively low per customer cost of service. The extent to which U.S. Cellular benefits from these revenue enhancements and economies of operation is dependent on market conditions, population size of each market area and network engineering considerations.

        The following section details U.S. Cellular's wireless interests, including those it owned or had the right to acquire as of December 31, 2003. The table presented therein lists the markets that U.S. Cellular manages or has the right to manage, grouped according to operating market area. U.S. Cellular's operating structure shows the areas in which U.S. Cellular is currently focusing its development efforts. These market areas have been devised with a long-term goal of allowing delivery of wireless service to areas of economic interest and along corridors of economic activity.

        The table aggregates the total population of the consolidated licenses within each operating market area, regardless of U.S. Cellular's percentage ownership in the licenses included in such operating market areas. Those markets in which U.S. Cellular owns less than 100% of the license show U.S. Cellular's ownership percentage; in all others, U.S. Cellular owns 100% of the license. For licenses in which U.S. Cellular owns an investment interest, the related population equivalents are shown, defined as the total population of each licensed area multiplied by U.S. Cellular's ownership interest in each such license.

        The total population and population equivalents measures are provided to enable comparison of the relative size of each operating market area to U.S. Cellular's consolidated operations and to enable comparison of the relative size of U.S. Cellular's consolidated markets to its investment interests, respectively. The total population of U.S. Cellular's consolidated markets may have no direct relationship to the number of wireless customers or the revenues that may be realized from the operation of the related wireless systems.

U.S. CELLULAR'S WIRELESS INTERESTS

        The table below sets forth certain information with respect to the interests in wireless markets which U.S. Cellular owned or had the right to acquire pursuant to definitive agreements as of December 31, 2003.

        Some of the territory covered by the personal communication service licenses U.S. Cellular owns overlaps with territory covered by the cellular licenses it owns. For the purpose of tracking amounts in the "2002 Total Population" column in the table below, when U.S. Cellular acquires or agrees to acquire a licensed area that overlaps a licensed area it already owns, it does not duplicate the total population for any overlapping licensed area. Only non-overlapping, incremental population amounts are added to the amounts in the "2002 Total Population" column in the table below, in the case of an acquisition of a licensed area that overlaps a previously owned licensed area.

Market Area/Market	Current or Future Percentage Interest (1)	2002 Total Population (2)
Markets Currently Consolidated or Which Are Expected To Be Consolidated
MIDWEST MARKET AREA:
Chicago Major Trading Area/Michigan
Chicago, IL-IN-MI-OH 20MHz B Block MTA # (3) (4)
Battle Creek, MI 20MHz A Block # (5)
Jackson, MI 10MHz A Block # (5)
Kalamazoo, MI 20MHz A Block # (5)
Total Chicago Major Trading Area/Michigan		12,865,000
Wisconsin/Minnesota
Milwaukee, WI
Madison, WI	92.50%
Columbia (WI 9)
Appleton, WI
Wood (WI 7)
Rochester, MN 10MHz F Block #
Vernon (WI 8)
Green Bay, WI
Racine, WI	92.15%
Kenosha, WI	99.32%
Janesville-Beloit, WI
Door (WI 10)
Sheboygan, WI
La Crosse, WI	95.11%
Trempealeau (WI 6) (3)
Pierce (WI 5) (3)
Milwaukee, WI 10MHz D Block #
Madison, WI 10MHz F Block #
Total Wisconsin/Minnesota		4,700,000
Iowa/Nebraska/South Dakota
Des Moines, IA
Davenport, IA-IL	97.37%
Sioux City, IA-NE-SD 10MHz F Block # (5)
Cedar Rapids, IA	96.43%
Iowa (IA 6)
Muscatine (IA 4)
Waterloo-Cedar Falls, IA	93.03%
Hardin (IA 11)
Iowa City, IA
Jackson (IA 5)
Kossuth (IA 14)
Lyon (IA 16)
Dubuque, IA	95.51%
Mitchell (IA 13)
Audubon (IA 7)
Union (IA 2)
Fort Dodge, IA 10MHz D Block # (5)
Des Moines, IA 10MHz D Block #
Davenport, IA-IL 10MHz E Block #
Clinton, IA-IL 10MHz E Block #
Burlington, IA-IL-MO 10MHz E Block #
Iowa City, IA 10MHz E Block #
Ottumwa, IA 10MHz E Block #
Total Iowa/Nebraska/South Dakota		2,727,000

Markets Currently Consolidated or Which Are Expected To Be Consolidated
MIDWEST MARKET AREA(continued):
Illinois/Indiana
Indianapolis, IN 10MHz F Block # (5) (6)
Peoria, IL
Jo Daviess (IL 1)
Rockford, IL
Bloomington-Bedford, IN 10MHz B Block # (5)
Terre Haute, IN-IL 20MHz B Block #
Adams (IL 4) *
Carbondale-Marion, IL 10MHz A Block/10MHz D Block # (5)
Mercer (IL 3)
Miami (IN 4) *	85.71%
Muncie, IN 10MHz B Block # (5)
Anderson, IN 10MHz B Block # (5)
Lafayette, IN 10MHz B Block #
Columbus, IN 10MHz B Block # (5)
Warren (IN 5) *	33.33%
Mount Vernon-Centralia, IL 10MHz A Block #
Kokomo-Logansport, IN 10MHz B Block #
Richmond, IN 10MHz B Block # (5)
Vincennes-Washington, IN-IL 10MHz B Block # (5)
Marion, IN 10MHz B Block #
Alton, IL *
Rockford, IL 10MHz E Block #
Peoria, IL 10MHz C Block # (7)	85.00%
Peoria, IL 10MHz E Block #
Springfield, IL 10MHz E Block/10MHz F Block #
Decatur-Effingham, IL 10MHz E Block/10MHz F Block #
Bloomington, IL 10MHz E Block/10MHz F Block #
Champaign-Urbana, IL 10MHz E Block/F Block #
LaSalle-Peru-Ottawa-Streator, IL 10MHz C Block # (7)	85.00%
LaSalle-Peru-Ottawa-Streator, IL 10MHz F Block #
Danville, IL-IN 15MHz C Block # (7)	85.00%
Galesburg, IL 30MHz C Block #
Jacksonville, IL 10MHz F Block #
Mattoon, IL 10MHz E Block/10MHz F Block #
Total Illinois/Indiana		5,183,000
Nebraska/Iowa/Missouri/Kansas
Omaha, NE-IA 10 MHz A Block/10MHz E Block #
Lincoln, NE 10MHz F Block #
St. Joseph, MO-KS 10MHz E Block #
Mills (IA 1)
Total Nebraska/Iowa/Missouri/Kansas		1,558,000
Missouri/Illinois/Arkansas
St. Louis, MO/IL 10MHz A Block #
Springfield, MO 20MHz A Block #
Cape Girardeau-Sikeston, MO/IL 10MHz A Block/10MHz D Block # (5)
Moniteau (MO 11)
Columbia, MO *
Poplar Bluff, MO/AR 10MHz A Block # (5)
Stone (MO 15)
Jefferson City, MO 10MHz A Block #
Laclede (MO 16)
Rolla, MO 10MHz A Block #
Washington (MO 13)
Callaway (MO 6) *
Sedalia, MO 10MHz C Block # (8)
Schuyler (MO 3)
Shannon (MO 17)
Linn (MO 5) (3)
Columbia, MO 10MHz A Block #
Harrison (MO 2) (3)
Total Missouri/Illinois/Arkansas		4,637,000

TOTAL MIDWEST MARKET AREA		31,670,000

Markets Currently Consolidated or Which Are Expected To Be Consolidated
MID-ATLANTIC MARKET AREA:
Eastern North Carolina/South Carolina
Harnett (NC 10)
Rockingham (NC 7)
Northampton (NC 8)
Greenville (NC 14)
Greene (NC 13)
Hoke (NC 11)
Wilmington, NC	98.83%
Chesterfield (SC 4)
Chatham (NC 6)
Jacksonville, NC	97.57%
Sampson (NC 12)
Camden (NC 9)
Total Eastern North Carolina/South Carolina		2,793,000
Virginia/North Carolina
Roanoke, VA
Giles (VA 3)
Bedford (VA 4)
Ashe (NC 3)
Lynchburg, VA
Charlottesville, VA	95.37%
Buckingham (VA 7)
Tazewell (VA 2) (3)
Bath (VA 5)
Total Virginia/North Carolina		1,457,000
West Virginia/Maryland/Pennsylvania/Ohio
Monongalia (WV 3) *
Raleigh (WV 7) *
Grant (WV 4) *
Tucker (WV 5) *
Hagerstown, MD *
Cumberland, MD *
Bedford (PA 10) * (3)
Garrett (MD 1) *
Total West Virginia/Maryland/Pennsylvania/Ohio		1,155,000

TOTAL MID-ATLANTIC MARKET AREA		5,405,000

TEXAS/OKLAHOMA/MISSOURI/KANSAS/ARKANSAS MARKET AREA:
Oklahoma City, OK 10MHz F Block #
Tulsa, OK * (8)
Wichita, KS 10MHz A Block # (5)
Fayetteville-Springdale, AR 10MHz A Block # (5)
Fort Smith, AR-OK 10MHz A Block # (5)
Seminole (OK 6) (8)
Garvin (OK 9)
Joplin, MO *
Elk (KS 15) *	75.00%
Wichita Falls, TX *	78.46%
Lawton, OK *	78.46%
Nowata (OK 4) * (3) (8)
Lawrence, KS 10MHz E Block # (5)
Jackson (OK 8) *	78.46%
Enid, OK 10MHz C Block # (8)
Haskell (OK 10)
Stillwater, OK 10MHz F Block #
Ponca City, OK 30MHz C Block #
Hardeman (TX 5) * (3)	78.46%
Briscoe (TX 4) * (3)	78.46%
Beckham (OK 7) * (3)	78.46%
TOTAL TEXAS/OKLAHOMA/MISSOURI//KANSAS/ARKANSAS MARKET AREA		5,177,000

Markets Currently Consolidated or Which Are Expected To Be Consolidated
MAINE/NEW HAMPSHIRE/VERMONT MARKET AREA:
Portland-Brunswick, ME 10MHz A Block #
Burlington, VT 10MHz Block #
Manchester-Nashua, NH	94.10%
Carroll (NH 2)
Coos (NH 1) *
Kennebec (ME 3)
Bangor, ME	91.88%
Somerset (ME 2)
Addison (VT 2) * (3)
Lewiston-Auburn, ME	83.63%
Washington (ME 4) *
Oxford (ME 1)
Rutland-Bennington, VT 10MHz Block #
Lebanon-Claremont, NH-VT 10MHz A Block # (5)
Burlington, VT 10MHz E Block # (5)
TOTAL MAINE/NEW HAMPSHIRE/VERMONT MARKET AREA
		2,781,000

NORTHWEST MARKET AREA:
Washington/Oregon/Idaho
Clark (ID 6)
Yakima, WA *	87.81%
Richland-Kennewick-Pasco, WA *
Pacific (WA 6) *
Butte (ID 5) (9)
Umatilla (OR 3) *
Okanogan (WA 4)
Hood River (OR 2) *
Kittitas (WA 5) * (3)	98.24%
Skamania (WA 7) *
Total Washington/Oregon/Idaho		1,568,000
Oregon/California
Coos (OR 5)
Crook (OR 6) *
Del Norte (CA 1)
Medford, OR *
Mendocino (CA 9)
Modoc (CA 2)
Total Oregon/California		1,098,000

TOTAL NORTHWEST MARKET AREA		2,666,000

EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET AREA:
Knoxville, TN *	96.03%
Asheville, NC *
Henderson (NC 4) * (3)
Bledsoe (TN 7) * (3)	96.03%
Hamblen (TN 4) * (3)
Cleveland, TN 10MHz C Block # (8)
Yancey (NC 2) * (3)
TOTAL EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET AREA		1,490,000

SOUTHERN TEXAS MARKET AREA:
Corpus Christi, TX (10)
Atascosa (TX 19) (9) (10)
Edwards (TX 18) (10)
Laredo, TX (10)
Wilson (TX 20) (10)
Victoria, TX (10)
TOTAL SOUTHERN TEXAS MARKET AREA		1,347,000

Markets Currently Consolidated or Which Are Expected To Be Consolidated
Other Markets:
Daytona Beach, FL 20MHz C Block # (7)	85.00%
Fort Pierce, FL *
Jefferson (NY 1) *	60.00%
Franklin (NY 2) *	57.14%

Total Other Markets		1,324,000

Total Markets Currently Consolidated or Which are Expected to Be Consolidated		51,860,000

Market Area/Market	2002 Total Population (2)	Current Percentage Interest (1)	Current and Acquirable Population Equivalents (11)
Investment Markets:
Los Angeles/Oxnard, CA *	16,841,000	5.50%	926,000
Oklahoma City, OK *	1,061,000	14.60%	155,000
Rochester, MN/Chippewa (MN 7)/Lac Qui Parle (MN 8)/ Pipestone (MN 9)/Le Sueur (MN 10)/ Goodhue (MN 11) *	960,000	15.74%	152,000
Ross (OH 9) *	244,000	49.00%	119,000
Raleigh-Durham/Fayetteville/Burlington, NC *	1,452,000	7.98%	116,000
Cherokee (NC 1) *	205,000	50.00%	103,000
Others (Fewer than 100,000 population equivalents each)			507,000

Total Population Equivalents in Investment Markets			2,078,000

*
Designates wireline cellular licensed area.

#
Designates personal communication service licensed area.

(1)
Represents U.S. Cellular's ownership percentage in these licensed areas as of December 31, 2003 or as of the completion of any related transactions pending as of December 31, 2003. U.S. Cellular owns 100% of any licensed areas which do not indicate a percentage.

(2)
"2002 Total Population" represents the total population of the licensed area in which U.S. Cellular owns or has rights to own an interest, based on 2002 Claritas estimates (without duplication of the population counts of any overlapping licensed areas). In personal communication service licensed areas, this amount represents the portion of the personal communication service licensed areas owned that is not already served by a cellular licensed area in which U.S. Cellular owns a controlling interest. The "2002 Total Population" of Total Markets Currently Consolidated or which are expected to be consolidated includes rights to acquire licensed areas with a total population of 5,593,000. Excluding the population of these licensed areas to be acquired, U.S. Cellular's total population was 46,267,000 at December 31, 2003.

(3)
These markets have been partitioned into more than one licensed area. The 2002 population, percentage ownership and number of population equivalents shown are for the licensed areas within the markets in which U.S. Cellular owns an interest.

(4)
This personal communication service licensed area is made up of 18 basic trading areas, as follows: Benton Harbor, MI; Bloomington, IL; Champaign-Urbana, IL; Chicago, IL (excluding Kenosha County, WI); Danville, IL-IN; Decatur-Effingham, IL; Elkhart, IN-MI; Fort Wayne, IN-OH; Galesburg, IL; Jacksonville, IL; Kankakee, IL; LaSalle-Peru-Ottawa-Streator, IL; Mattoon, IL; Michigan City, IN; Peoria, IL; Rockford, IL; South Bend-Mishawaka, IN; and Springfield, IL.

(5)
U.S. Cellular acquired the rights to these licensed areas during 2003. Pursuant to an agreement with the seller of these licensed areas, U.S. Cellular has deferred the assignment and development of these licensed areas until up to five years from the closing date of the original transaction.

(6)
U.S. Cellular acquired the rights to this licensed area during 2003. The assignment to U.S. Cellular of this licensed area will not occur until certain conditions are met which are dependent on the actions of third parties.

(7)
U.S. Cellular's interests in these licensed areas have been acquired through joint venture agreements with third parties. U.S. Cellular owns limited partnership interests in these joint ventures, which are controlled by the third parties, who own the general partner interests. U.S. Cellular includes the operations of these licensed areas in its consolidated results because it is considered to have the controlling financial interest for financial reporting purposes.

(8)
U.S. Cellular's owned less than 100% of these licensed areas as of December 31, 2003. Pursuant to an agreement entered into during 2003, it acquired the remaining interests in these licensed areas in January 2004, and thereafter will own 100% of such licensed areas.

(9)
These licensed areas include territory and population equivalents of fill-in areas which were annexed from adjacent cellular licensed areas.

(10)
U.S. Cellular will divest its interests in these licensed areas, pursuant to an agreement entered into during 2003. The transfer of these interests to the acquiring party occurred in February 2004.

(11)
"Current and Acquirable Population Equivalents" are derived by multiplying the amount in the "2002 Total Population" column by the percentage interest indicated in the "Current Percentage Interest" column.

        System Design and Construction.    U.S. Cellular designs and constructs its systems in a manner it believes will permit it to provide high-quality service to substantially all types of wireless telephones which are compatible with its network technology, based on market and engineering studies which relate to specific markets. Such engineering studies are performed by U.S. Cellular personnel or third party engineering firms. U.S. Cellular's switching equipment is digital, which provides high-quality transmissions and is capable of interconnecting in a manner which minimizes costs of operation. Both analog and digital radio transmissions are made between cell sites and the wireless telephones. During 2003, over 90% of this traffic utilized digital radio transmissions. Network reliability is given careful consideration and extensive redundancy is employed in many aspects of U.S. Cellular's network design. Route diversity, ring topology and extensive use of emergency standby power are also utilized to enhance network reliability and minimize service disruption from any particular network failure.

        In accordance with its strategy of building and strengthening its operating market areas, U.S. Cellular has selected high-capacity digital wireless switching systems that are capable of serving multiple markets through a single mobile telephone switching office. U.S. Cellular's wireless systems are designed to facilitate the installation of equipment which will permit microwave interconnection between the mobile telephone switching office and the cell site. U.S. Cellular has implemented such microwave interconnection in many of the wireless systems it operates. In other areas, U.S. Cellular's systems rely upon landline telephone connections to link cell sites with the mobile telephone switching office. Although the installation of microwave network interconnection equipment requires a greater initial capital investment, a microwave network enables a system operator to avoid the current and future charges associated with leasing telephone lines from the landline telephone company.

        U.S. Cellular has continued to expand its wide area network to accommodate various business functions, including:

  •
  order processing

  •
  over the air provisioning

  •
  automatic call delivery

  •
  intersystem handoff

  •
  credit validation

  •
  fraud prevention

  •
  call data record collection

  •
  network management

  •
  long-distance traffic and

  •
  interconnectivity of all of U.S. Cellular's mobile telephone switching offices and cell sites.

        In addition, the wide area network accommodates virtually all internal data communications between various U.S. Cellular office and retail locations to process customer activations. The wide area network is deployed in U.S. Cellular's six customer service centers ("Customer Care Centers") for all customer service functions using U.S. Cellular's billing and information system.

        Management believes that currently available technologies will allow sufficient capacity on U.S. Cellular's networks to meet anticipated demand for voice services over the next few years.

High-speed data and video services may require the acquisition of additional licenses to provide sufficient capacity in markets where U.S. Cellular offers these services.

Costs of System Construction and Financing

        Construction of wireless systems is capital-intensive, requiring substantial investment for land and improvements, buildings, towers, mobile telephone switching offices, cell site equipment, microwave equipment, engineering and installation. U.S. Cellular, consistent with FCC control requirements, uses primarily its own personnel to engineer each wireless system it owns and operates, and engages contractors to construct the facilities.

        The costs (exclusive of the costs to acquire licenses) to develop the systems in which U.S. Cellular owns a controlling interest have historically been financed through certain vendor financing, proceeds from debt and equity offerings and, in recent years, with cash generated by operations and proceeds from the sales of wireless interests. U.S. Cellular expects to meet its future funding requirements with cash generated by operations and borrowings under its revolving credit facilities. U.S. Cellular also may have access to public and private capital markets to help meet its long-term financing needs. In 2004, U.S. Cellular estimates its capital expenditures will total between $610 million and $630 million.

Marketing

        U.S. Cellular's marketing plan is focused on acquiring, retaining and growing customer relationships by offering high-quality products and services—built around customer needs—at fair prices, supported by outstanding customer service. U.S. Cellular increases customer awareness through the use of traditional media such as TV, radio, newspaper and direct mail advertising. U.S. Cellular has achieved its current level of penetration of its markets through a combination of promotional advertising and broad distribution, and has been able sustain a high customer retention rate based on its high-quality wireless network and outstanding customer service. U.S. Cellular supports a multi-faceted distribution program, including direct sales, agents and retail sales and service centers in the vast majority of its markets, plus the Internet and telesales for customers who wish to contact U.S. Cellular through those channels. U.S. Cellular maintains a low customer churn rate (relative to other wireless carriers) by focusing on customer satisfaction, development of processes that are more customer-friendly, extensive training of frontline sales and support associates and the implementation of retention programs. The marketing plan stresses the value of U.S. Cellular's service offerings and incorporates combinations of rate plans, additional value-added features and services and wireless telephone equipment which are designed to meet the needs of defined customer segments and their usage patterns.

        Company-owned and managed locations are designed to market wireless service to the consumer and small business segments in a familiar setting. U.S. Cellular has expanded its e-commerce site to enable customers to purchase a broad range of accessories online, and this site is continually evolving to address customers' current needs. U.S. Cellular anticipates that as customers become increasingly comfortable with e-commerce, the Internet will become a more robust marketing channel for sales of rate plans as well as accessories. Traffic on U.S. Cellular's Web site is continually increasing as customers use the site for gathering information, purchasing handsets and accessories, signing up for service and finding the locations of its stores and agents.

        U.S. Cellular believes that operating decisions should be made close to the customer, and accordingly, it manages its operating market areas with a decentralized staff, including sales, marketing, network operations, engineering and finance personnel. U.S. Cellular operates six regional Customer Care Centers whose personnel are responsible for customer service and certain other functions. Direct sales consultants market wireless service to business customers. Retail sales associates work out of U.S. Cellular's nearly 450 Company-owned retail stores and kiosks and market wireless service primarily to the consumer and small business segments. U.S. Cellular maintains an ongoing training program to improve the effectiveness of sales consultants and retail associates by focusing their efforts on obtaining customers and maximizing the sale of high-use packages. These packages enable customers to buy packages of minutes for a fixed monthly rate.

        U.S. Cellular continues to expand its relationships with agents, dealers and non-Company retailers to obtain customers, and at year-end 2003 had contracts with over 800 of these businesses aggregating 1,800 locations. Agents and dealers are independent business people who obtain customers for U.S. Cellular on a commission basis. U.S. Cellular has provided additional support and training to its exclusive agents to increase customer satisfaction for customers they serve. U.S. Cellular's agents are generally in the business of selling wireless telephones, wireless service packages and other related products. U.S. Cellular's dealers include major appliance dealers, car stereo companies and mass merchants including national companies such as Wal-Mart, Radio Shack, Best Buy and American TV. Additionally, in support of its overall Internet initiatives, U.S. Cellular has recruited agents who provide services exclusively through the Internet. No single agent, dealer or other non-Company retailer accounted for 10% or more of U.S. Cellular's operating revenues during the past three years.

        U.S. Cellular uses a variety of direct mail, billboard, radio, television and newspaper advertising to stimulate interest by prospective customers in purchasing U.S. Cellular's wireless service and to establish familiarity with U.S. Cellular's name. U.S. Cellular operates under a unified brand name and logo, U.S. Cellular®, across all its markets, and uses the tag line, "We Connect With You"®.

        U.S. Cellular's advertising is directed at gaining customers, improving customers' awareness of the U.S. Cellular® brand, increasing existing customers' usage of U.S. Cellular's services and increasing the public awareness and understanding of the wireless services it offers. U.S. Cellular attempts to select the advertising and promotion media that are most appealing to the targeted groups of potential customers in each local market. U.S. Cellular supplements its advertising with a focused public relations program. This program combines nationally supported activities and unique local activities, events, and sponsorships to enhance public awareness of U.S. Cellular and its brand. These programs are aimed at supporting the communities U.S. Cellular serves. The programs range from loaning phones to public service operations in emergencies, to assisting victims of domestic abuse through U.S. Cellular's Stop Abuse From Existing programs, to supporting safe driving programs.

        U.S. Cellular continues to migrate customers in its cellular licensed areas from analog to digital service plans, and as of year-end 2003 over 85% of U.S. Cellular's customers were using U.S. Cellular's digital services. Additionally, during the second half of 2003, U.S. Cellular began offering its easyedgeSM brand of enhanced data services in many of its operating market areas where it has implemented CDMA 1XRTT digital radio technology, supporting that effort using a wide variety of media. The initial results of the easyedgeSM rollout have been encouraging, as both new customers and existing customers have signed up for data service plans. These enhanced data services include downloading news/weather/sports information/games, ringtones and other consumer services as well as wireless modem capabilities to use with personal computers. U.S. Cellular plans on expanding its easyedgeSM services in 2004 and beyond. In October 2003, Edge Wireless, LLC ("Edge Wireless") filed a complaint against U.S. Cellular for trademark infringement alleging that the easyedgeSM mark infringes certain of Edge Wireless's marks. In December 2003, a court preliminarily enjoined U.S. Cellular from marketing or offering the easyedgeSM service in the markets in which it competes with Edge Wireless, which include portions of U.S. Cellular's service areas in California, Oregon and Idaho. A trial is scheduled for May 2004. U.S. Cellular intends to vigorously contest this matter.

        The FCC mandated that all wireless carriers that provide service in the top 100 metropolitan statistical areas had to be capable of facilitating wireless number portability beginning on November 24, 2003. Carriers that provide service outside the top 100 metropolitan statistical areas are required to facilitate number portability beginning on May 24, 2004. See "Regulation." In conjunction with this mandate, U.S. Cellular began tailoring certain of its advertising to those customers who may be interested in switching wireless carriers and keeping their current wireless telephone number. To date, U.S. Cellular has been successful in accommodating those customers who switch to U.S. Cellular service from other carriers and wish to keep their wireless telephone numbers. U.S. Cellular has also been successful in accommodating those customers who wish to change from U.S. Cellular to another carrier and keep their wireless telephone number.

        The following table summarizes, by operating market area, the total population, U.S. Cellular's customer units and penetration for U.S. Cellular's consolidated markets as of December 31, 2003.

Operating Market Areas	Population (1)	Customers	Penetration
Midwest Market Area	27,536,000	2,296,000	8.34%
Mid-Atlantic Market Area	5,405,000	669,000	12.38%
Texas/Oklahoma/Missouri/Kansas Market Area	3,747,000	342,000	9.13%
Maine/New Hampshire/Vermont Market Area	2,752,000	334,000	12.14%
Northwest Market Area	2,666,000	414,000	15.53%
Eastern Tennessee/Western North Carolina Market Area	1,490,000	180,000	12.08%
Southern Texas Market Area (2)	1,347,000	74,000	5.49%
Other Markets	1,324,000	100,000	7.55%

	46,267,000	4,409,000	9.53%

(1)
Represents 100% of the population of the licensed areas in which U.S. Cellular has a controlling financial interest for financial reporting purposes, based on 2002 Claritas population estimates. "Population" in this context includes only the areas covering such markets and is only used for the purposes of calculating market penetration and is not related to "population equivalents," as previously defined.

(2)
U.S. Cellular has entered into an agreement to divest each of the licensed areas and associated customer base included in this market area.

Customers and System Usage

        U.S. Cellular provides service to a broad range of customers from a wide spectrum of demographic segments. U.S. Cellular uses a segmentation model to classify businesses and consumers into logical groupings for developing new products and services, direct marketing campaigns, and retention efforts. Business users typically include a large proportion of individuals who work outside of their offices such as people in the construction, real estate, wholesale and retail distribution businesses as well as various professionals. Increasingly, U.S. Cellular is providing wireless service to consumers and to customers who use their wireless telephones for mixed business and personal use as well as for security purposes. A major portion of U.S. Cellular's recent customer and revenue growth is from these users.

        On average, the retail customers in U.S. Cellular's consolidated markets used their wireless systems approximately 422 minutes per unit each month and generated retail service revenue of approximately $39 per month during 2003, compared to 304 minutes and $38 per month in 2002. Revenue generated by roamers using U.S. Cellular's systems ("inbound roaming"), together with local retail, toll and other revenues, brought U.S. Cellular's total average monthly service revenue per customer unit to $47 during 2003. Average monthly service revenue per customer unit increased less than 1% during 2003. This result was primarily due to an increase in the number of minutes used by both retail customers and roamers, almost fully offset by decreases in average revenue per minute of use from both retail customers and roamers. Competitive pressures, continued penetration of the consumer market and U.S. Cellular's increasing use of pricing and other incentive programs to stimulate overall usage resulted in a decrease in average retail service revenue per minute of use in 2003. The decrease in inbound roaming revenue per minute was primarily due to the general downward trend in per minute prices for roaming negotiated between U.S. Cellular and other wireless operators. U.S. Cellular anticipates that average monthly retail service revenue per customer unit will not change significantly in the near future, while total monthly service revenue per customer is expected to decline slightly in the future, primarily due to the decline in inbound roaming revenues. However, this effect is anticipated to be more than offset by increases in U.S. Cellular's customer base; therefore, U.S. Cellular anticipates that total revenues will continue to grow for the next few years.

        U.S. Cellular's main sources of revenue are from its own customers and from inbound roaming customers. The interconnectivity of wireless service enables a customer to place or receive a call in a wireless service area away from the customer's home service area. U.S. Cellular has entered into roaming agreements with operators of other wireless systems covering virtually all systems in the

United States, Canada and Mexico. Roaming agreements offer customers the opportunity to roam on these systems. These reciprocal agreements automatically pre-register the customers of U.S. Cellular's systems in the other carriers' systems. Also, a customer of a participating system roaming (i.e., traveling) in a U.S. Cellular market where this arrangement is in effect is able to make and receive calls on U.S. Cellular's system. The charge for this service is negotiated as part of the roaming agreement between U.S. Cellular and the roaming customer's carrier. U.S. Cellular bills this charge to the customer's home carrier, which then bills the customer. In some instances, based on competitive factors, many carriers, including U.S. Cellular, may charge lower amounts to their customers than the amounts actually charged to the carriers by other wireless carriers for roaming.

        The following table summarizes certain information about customers and market penetration in U.S. Cellular's consolidated operations.

	Year Ended or At December 31,
	2003	2002	2001	2000	1999
Majority-owned and managed markets:
Wireless markets included in consolidated operations (1)	182	178	168	139	139
Total population of markets in service (000s)	46,267	41,048	28,632	24,912	24,861
Customer Units:
at beginning of period (2)	4,103,000	3,461,000	3,061,000	2,602,000	2,183,000
acquired (divested) during period (3)	(141,000)	332,000	46,000	(24,000)	15,000
additions during period (2)	1,357,000	1,244,000	1,095,000	1,154,000	1,000,000
disconnects during period (2)	(910,000)	(934,000)	(741,000)	(671,000)	(596,000)
at end of period (2)	4,409,000	4,103,000	3,461,000	3,061,000	2,602,000
Market penetration at end of period (4)	9.53%	10.00%	12.09%	12.29%	10.47%

(1)
Represents the number of licensed areas in which U.S. Cellular owned a controlling financial interest at the end of each respective period. The revenues and expenses of these licensed areas are included in U.S. Cellular's consolidated revenues and expenses for each period.

(2)
Represents the number of revenue-generating wireless telephones served by U.S. Cellular in the licensed areas referred to in footnote (1). The revenue generated by such wireless telephones is included in consolidated revenues.

(3)
Represents the number of revenue-generating wireless telephones added to or subtracted from U.S. Cellular's customer base during the period due to acquisitions or divestitures of wireless licenses.

(4)
Computed by dividing the number of customer units at the end of the period by the total population of consolidated markets in service as estimated by Claritas (1998-2002) for the years 1999-2003, respectively.

Products and Services

        Wireless Telephones and Installation.    U.S. Cellular offers a full range of wireless telephones for use by its customers, including both analog and digital handsets. U.S. Cellular's digital service offerings include additional features such as caller ID, short messaging services and data transmission, and in certain markets it offers enhanced data services which include camera features, downloading and wireless modem capabilities. A majority of new customers are selecting dual-mode or tri-mode wireless telephones, which can be used on analog and digital networks, to fully utilize these features. These types of wireless telephones and associated features appeal to newer segments of the customer population, especially a younger demographic group which has become a fast-growing portion of the wireless user population. Dual-mode and tri-mode wireless telephones also enable customers to enjoy virtually seamless roaming regardless of their travel patterns. U.S. Cellular emphasizes these types of wireless telephones in its marketing efforts.

        U.S. Cellular negotiates volume discounts with its wireless telephone suppliers. U.S. Cellular significantly increased its purchasing power in 2002 by implementing a distribution software system that enables it to sell and distribute handsets to its agents, and has expanded its sales of handsets to agents throughout 2003. U.S. Cellular discounts wireless telephones sold to customers to meet competition or to stimulate sales by reducing the cost of becoming a wireless customer. In most instances, where permitted by law, customers are generally required to sign a service contract with

U.S. Cellular at the time the handset sale takes place. U.S. Cellular also works with wireless equipment manufacturers in promoting specific equipment in its local advertising.

        U.S. Cellular has established service facilities in many of its local markets to ensure quality service of the wireless telephones it sells. These facilities allow U.S. Cellular to improve its service by promptly assisting customers who experience equipment problems. Additionally, U.S. Cellular employs a repair facility in Tulsa, Oklahoma, to handle more complex service and repair issues.

        Wireless Services.    U.S. Cellular's customers are able to choose from a variety of packaged voice and data pricing plans which are designed to fit different usage patterns and customer needs. The ability to help a customer find the right technology and the right pricing plan is central to U.S. Cellular's brand positioning. U.S. Cellular generally offers local, regional and national consumer plans that can be tailored to a customer's needs by the addition of features or feature packages. Many consumer plans enable small work groups or families to share the plan minutes, enabling the customer to get more value for their money. Business rate plans are offered to companies to meet their unique needs. U.S. Cellular's national rate plan, SpanAmericaSM, prices all calls, regardless of where they are made or received, as local calls with no long distance or roaming charges. Additionally, U.S. Cellular is continually reviewing its prepaid TalkTracker® offering to streamline it and make it more compatible with the lifestyles of the customers who want to buy this product. U.S. Cellular also has a small number of reseller customers who purchase blocks of minutes and resell them to their customers.

        U.S. Cellular's customer bills typically show separate charges for custom usage features, airtime in excess of the packaged amount (such packages may include roaming and toll usage), roaming and toll calls and data usage. Custom usage features provided by U.S. Cellular include wide-area call delivery, call forwarding, voice mail, call waiting, three-way calling and no-answer transfer.

Regulation

        Regulatory Environment.    U.S. Cellular's operations are subject to FCC and state regulation. The wireless telephone licenses U.S. Cellular holds are granted by the FCC for the use of radio frequencies in the 800 megahertz band ("cellular" licenses), and in the 1900 megahertz band ("personal communication service" licenses), and are an important component of the overall value of U.S. Cellular's assets. The construction, operation and transfer of wireless systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934 ("Communications Act"). In 1996, Congress enacted the Telecommunications Act of 1996 ("Telecommunications Act"), which amended the Communications Act. The Telecommunications Act mandated significant changes in telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the United States and streamline regulation of the telecommunications industry to remove regulatory burdens, as competition develops. The FCC has promulgated regulations governing construction and operation of wireless systems, licensing (including renewal of licenses) and technical standards for the provision of wireless telephone service under the Communications Act, and is implementing the legislative objectives of the Telecommunications Act, as discussed below.

        Licensing—Wireless Service.    For cellular telephone licensing purposes, the FCC has divided the United States into separate geographic markets (metropolitan statistical areas and rural service areas). In each market, the allocated cellular frequencies are divided into two equal blocks.

        Since January 1, 2002, an entity which controls one cellular system in a metropolitan statistical area has been able to control the competing cellular system in that metropolitan statistical area. The FCC determined that wireless competition in metropolitan statistical areas among cellular, personal communication service and certain specialized mobile radio carriers, such as Nextel, which interconnect with the public switched telephone network, was sufficient to permit relaxation of the former prohibition on metropolitan statistical area cross-ownership. However, the FCC has retained the rule which prohibits any entity which controls a cellular system in a rural service area from owning an interest exceeding five percent in another cellular system in the same rural service area, though that rule may be waived in appropriate circumstances.

        The FCC commenced a rulemaking proceeding in which it tentatively concluded to retain the current cellular cross-ownership rule in rural service areas with three or fewer commercial mobile radio service competitors, but is considering whether to remove the rule as it applies to other rural service areas and to non-controlling investments in all rural service area licensees. The timing and possible outcome of this proceeding cannot be predicted at this time.

        The FCC has also allocated a total of 140 megahertz for broadband personal communication service, 20 megahertz to unlicensed operations and 120 megahertz to licensed operations, originally consisting of two 30 megahertz blocks in each of 51 major trading areas and one 30 megahertz block and three 10 megahertz blocks in each of 493 basic trading areas. Certain of the 30 megahertz basic trading area frequency blocks were split into 15 megahertz segments when the original licensees, unable to pay their installment payments in full to the FCC, returned part of their assigned spectrum to the FCC and it was subsequently reauctioned. Subject to some conditions, the FCC also permits licensees to split their licenses and assign a portion, on either a geographic or frequency basis, or both, to a third party.

        Prior to January 1, 2003, no entity was allowed to have a controlling interest in more than 55 megahertz of cellular, personal communication service, or "covered" specialized mobile radio spectrum in a given major trading area or basic trading area. Cellular systems have 25 megahertz of spectrum, and personal communication service systems may have 10, 15, or 30 megahertz of spectrum. As of January 1, 2003, this "spectrum cap" has been eliminated, and the FCC now determines whether acquisition of wireless licenses are in the public interest on a case-by-case basis under criteria which are being developed on a case-by-case basis.

        The completion of acquisitions involving the transfer of control of a wireless system requires prior FCC approval. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the application for approval of the proposed transfer.

        Licensing—Facilities.    The FCC must be notified each time an additional cell site is constructed which enlarges the service area of a given cellular market. The FCC's rules also generally require persons or entities holding wireless construction permits or licenses to coordinate their proposed frequency usage with neighboring wireless licensees in order to avoid electrical interference between adjacent systems. The coordination process has become more complex as neighboring systems have begun to employ differing digital technologies. The height and power of base stations in wireless systems are regulated by FCC rules, as are the types of signals emitted by these stations. The FCC also regulates tower construction in accordance with its regulations, which carry out its responsibilities under the National Environmental Policy Act and Historic Preservation Act. In addition to regulation by the FCC, wireless systems are subject to certain Federal Aviation Administration ("FAA") regulations with respect to the siting, construction, painting and lighting of wireless transmitter towers and antennas as well as local zoning requirements.

        Beginning in 1996, the FCC also imposed a requirement that all wireless licensees register and obtain FCC registration numbers for all of their antenna towers which require prior FAA clearance. All new towers must be registered at the time of construction and existing towers were required to be registered by May 1998 on a staggered state-by-state basis. U.S. Cellular believes that it is in compliance with the FCC's tower registration requirements.

        Beginning in October 1997, wireless systems, which previously were excluded from having to evaluate their facilities to ensure their compliance with federal "radio frequency" radiation requirements, were made subject to those requirements. As a result, all wireless towers of less than 10 meters in height, building-mounted antennas and wireless telephones must comply with radio frequency radiation guidelines. Since October 1997, all new wireless facilities have had to be in compliance when they are brought into service. Since September 1, 2000, all existing facilities have had to be brought into compliance. U.S. Cellular believes that its facilities are in compliance with these requirements. The FCC is currently considering changes to its rules to subject more proposed towers to environmental evaluation.

        Licensing—Commercial Mobile Radio Service.    Pursuant to 1993 amendments to the Communications Act, cellular and personal communication services are classified as commercial mobile radio service, in that they are services offered to the public, for a fee, and are interconnected to the public switched telephone network. The FCC has determined that it will forebear from requiring such carriers to comply with a number of statutory provisions otherwise applicable to common carriers, such as the filing of tariffs.

        All commercial mobile radio service wireless licensees must satisfy specified coverage requirements. Cellular licensees were required, during the five years following the initial grant of the respective license, to construct their systems to provide service (at a specified signal strength) to the territory encompassed by their service area. Failure to provide such coverage resulted in reduction of the relevant license area by the FCC. All 30 megahertz block personal communication service licensees must construct facilities that provide coverage to one-third of the population of the service area within five years of the initial license grants and to two-thirds of the population within ten years. All other licensees and certain 10 and 15 megahertz block licensees must construct facilities that provide coverage to one-fourth of the population of the licensed area or "make a showing of substantial service in their license area" within five years of the original license grants. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license. In a pending rulemaking proceeding, the FCC is considering replacing those percentage coverage requirements for personal communication service carriers with a requirement that carriers provide substantial service to their licensed service areas, which would give carriers greater flexibility in providing service in accordance with customer demand.

        Cellular and personal communication service licenses are granted for ten-year periods. The FCC has established standards for conducting comparative renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications. The FCC has: (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a renewal expectancy will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and (iii) provided procedures for preventing possible abuses in the comparative renewal process. The FCC has concluded that it will award a renewal expectancy if the licensee has (i) provided "substantial" performance, which is defined as "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal," and (ii) complied with FCC rules, policies and the Communications Act. If renewal expectancy is awarded to an existing licensee, its license is renewed and competing applications are not considered. All of U.S. Cellular's licenses which it applied to have renewed between 1994 and 2003 have been renewed.

        All of U.S. Cellular's approximately 1,100 FCC licenses for the microwave radio stations it uses to link its cell sites with each other and with its mobile telephone switching offices were required to be renewed in 2001. All of those licenses were renewed for ten-year terms. All newly obtained microwave licenses receive ten-year terms as well. Over the next few years, due to the licensing of new satellite services in the relevant frequency bands, it is likely that certain of U.S. Cellular's remaining microwave facilities will have to be shifted to other frequencies. It is anticipated that those changes will be made without affecting service to customers.

        U.S. Cellular conducts and plans to conduct its operations in accordance with all relevant FCC rules and regulations and anticipates being able to qualify for renewal expectancy in its upcoming renewal filings. Accordingly, U.S. Cellular believes that current regulations will have no significant effect on the renewal of its licenses. However, changes in the regulation of wireless operators or their activities and of other mobile service providers could have a material adverse effect on U.S. Cellular's operations.

        Recent Events—E-911.    There are certain regulatory proceedings currently pending before the FCC which are of particular importance to the wireless industry. In one proceeding, the FCC has imposed new enhanced 911 regulations on wireless carriers. The rules require wireless carriers to provide increasingly detailed information about the location of wireless 911 callers in two phases. The obligation of a wireless carrier to provide this information is triggered by a qualifying request from state or local agencies that handle 911 calls in the markets served by the wireless carrier. In phase one, which has been required since April 1998, wireless carriers are required to identify the location of the cell site from which a wireless call has been made and the wireless 911 caller's phone number. U.S. Cellular has timely provided this information in compliance with the FCC's rules in most but not all of its markets.

        In 2001, U.S. Cellular filed a request for a waiver of phase two of the FCC's E-911 rules that required wireless carriers to provide more precise latitude and longitude location information about wireless 911 callers by October 1, 2001. In July 2002, the FCC released an order that delayed until March 1, 2003, the deadline by which certain medium-sized wireless carriers, including U.S. Cellular, were required to provide more precise phase two location information in response to qualifying requests from state or local 911 agencies. U.S. Cellular is in compliance with the revised phase two enhanced 911 requirements in most of its markets. However, there is no guarantee that U.S. Cellular will not be subject to sanctions, including monetary forfeitures, for failure to comply with the FCC's phase one or phase two requirements in all its markets.

        Recent Events—Wireless Number Portability.    The FCC mandated that all wireless carriers must be capable of facilitating wireless number portability beginning in November 2003. As of November 24, 2003, all wireless providers had to allow a customer to retain, subject to certain geographical limitations, their existing telephone number when switching from one telecommunications carrier to another. As a result, any wireless customer in the largest 100 Metropolitan Statistical Areas in the United States may switch carriers and keep their current wireless telephone number. U.S. Cellular had the infrastructure in place to accommodate wireless number portability prior to the November 2003 deadline.

        Now that wireless number portability has been implemented, FCC rules require that wireless providers and local exchange carriers, subject to certain exceptions, provide such wireless number portability in the 100 largest metropolitan statistical areas in compliance with certain FCC performance criteria, upon request from another carrier. For metropolitan statistical areas outside the largest 100, wireless providers that receive a request to allow an end user to port their number must be capable of doing so within six months of receiving the request or within six months after November 24, 2003, whichever is later. As of May 24, 2004, wireless carriers will be subject to number portability requirements throughout the entire country.

        U.S. Cellular is unable to predict the impact that the implementation of wireless number portability will have on its overall business. The implementation of wireless number portability will likely increase churn rates for U.S. Cellular and other wireless companies, as the ability of customers to retain their wireless telephone numbers removes a barrier for customers who wish to change wireless carriers. U.S. Cellular believes that it may be able to obtain additional new customers that wish to change their service from other wireless carriers as a result of wireless number portability. The future volume of any porting requests, and the processing costs related thereto, may increase U.S. Cellular's operating costs in the future. Any of the above factors could have an adverse affect on U.S. Cellular's competitive position, costs of obtaining new subscribers, liquidity, financial position and results of operations.

        Recent Events—Number Pooling.    Cellular and broadband personal communication service providers also had to be capable, by November 2002, of receiving from the numbering authorities telephone numbers in blocks of 1,000, rather than 10,000, as has been the case previously. This action is intended to conserve telephone numbers and extend the life of the current numbering system.

        U.S. Cellular is now in compliance with the FCC's thousands block number pooling requirements and the FCC's current number portability requirements. Both requirements are complex and have required extensive capital investment. A substantial portion of this investment has been made as of December 31, 2003.

        Recent Events—Reciprocal Compensation.    In another proceeding, the FCC in 1996 adopted rules regarding the method by which wireless carriers and local exchange carriers shall compensate each other for interconnecting wireless and local exchange facilities. The FCC rules provided for symmetrical and reciprocal compensation between local exchange carriers and wireless carriers, and also prescribed interim interconnection proxy rates, which are much lower than the rates formerly paid by wireless carriers to local exchange carriers. Symmetrical and reciprocal compensation means wireless carriers and local exchange carriers must pay each other at the same rate. Interconnection rate issues will be decided by the states. Wireless carriers are now paying and in the future can be expected to pay lower rates to local exchange carriers than they previously paid. This result was favorable to the wireless industry and somewhat unfavorable to local exchange carriers.

        The FCC is currently considering a proposal to eliminate reciprocal compensation between wireless carriers and local exchange carriers and to move toward a so-called "bill and keep" system. If adopted, this change in the rules would also be favorable to wireless carriers, as wireless customers currently make more calls to wireline customers than vice versa.

        Telecommunications Act—General.    The primary purpose and effect of the Telecommunications Act is to open all telecommunications markets to competition. The Telecommunications Act makes most direct or indirect state and local barriers to competition unlawful. It directs the FCC to preempt all inconsistent state and local laws and regulations, after notice and comment proceedings. It also enables electric and other utilities to engage in telecommunications service through qualifying subsidiaries.

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

        Telecommunications Act—Universal Service.    The Telecommunications Act establishes principles and a process for implementing a modified "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The Telecommunications Act also requires universal service to schools, libraries and rural health facilities at discounted rates. Wireless carriers must provide such discounted rates to such organizations in accordance with federal regulations. The FCC has implemented the mandate of the Telecommunications Act to create a universal service support mechanism "to ensure that all Americans have access to telecommunications services." The Telecommunications Act requires all interstate telecommunications providers, including wireless service providers, to "make an equitable and non-discriminatory contribution" to support the cost of providing universal service, unless their contribution would be de minimis. At present, the provision of landline telephone service in high cost areas is subsidized by support from the "universal service" fund, to which, as noted above, all carriers with interstate and international revenues must contribute. Such payments which were based on a percentage of the total "billed revenue" of carriers for a given previous period of time, began in 1998.

        Since February 2003, such payments have been based on estimates of future revenues. Previously, these payments were based on historical revenues. Carriers are free to pass such charges on to their customers. Wireless carriers are also eligible to receive universal service support payments in certain circumstances if they provide specified services in "high cost" areas. U.S. Cellular has sought designation as an "eligible telecommunications carrier" qualified to receive universal service support in certain states, has been designated as such a carrier in the states of Washington, Iowa, and Wisconsin and has received payments for services provided to high cost areas within those states.

        Communications Assistance to Law Enforcement Act.    Under a 1994 federal law, the Communications Assistance to Law Enforcement Act, all telecommunications carriers, including U.S. Cellular and other wireless licensees, have been required to implement certain equipment changes necessary to assist law enforcement authorities in achieving an enhanced ability to conduct electronic surveillance of those suspected of criminal activity. U.S. Cellular is now substantially in compliance with the requirements of such act. However, issues exist as to the applicability of such act to transmissions of "packet data" and other "information services." U.S. Cellular will attempt to comply with the act's "information service" requirements as they are clarified and become applicable.

        Other Recent FCC Actions.    The FCC has also taken action in proceedings: (1) to ensure that the customers of wireless providers, among other carriers, will receive complete, accurate, and understandable bills; (2) to establish safeguards to protect against unauthorized access to customer information; (3) to require improved access to telecommunications facilities by persons with disabilities; and (4) to set national policy for the allocation by state public utilities commissions of telephone numbers to wireline and wireless carriers.

        The FCC has pending two proceedings which may have a considerable impact on wireless carriers. In the first proceeding, the FCC has preliminarily decided that commercial mobile radio service carriers may not obtain the use of certain facilities from wireline carriers, (for example, for telephone lines linking cell sites), at the unbundled network element prices now charged to competitive local exchange carriers, which are lower than those charged to commercial mobile radio service carriers. However, reconsideration is being sought. If the FCC determines that commercial mobile radio service carriers may obtain the use of wireline facilities at unbundled network element prices, that result would be favorable to wireless carriers. Currently, U.S. Cellular predominantly employs microwave facilities, and not leased wireline facilities, to link its cell sites.

        In the second proceeding, the FCC adopted an order in January 2003, pursuant to which the mobile satellite service will permit its licensees to offer terrestrial wireless service in competition with commercial mobile radio service carriers, provided the mobile satellite service licensees also offer satellite telephone service, which will involve building their proposed satellite networks. Assuming the mobile satellite service licensees do build their satellite networks and thus obtain "ancillary terrestrial authority," the increased competition could be unfavorable to existing commercial mobile radio service carriers. It is anticipated that those satellite networks may go into service in approximately 2005.

        In January 2000, the FCC took an action which may have an impact on both cellular and personal communication service licensees. Pursuant to a congressional directive, the FCC adopted service rules for licensing the commercial use of 30 megahertz of spectrum in the 747-762 megahertz and 777-792 megahertz spectrum bands. Subsequently, the FCC adopted service rules for the 688-746 megahertz band, a portion of which was auctioned in 2002. The majority of the spectrum in these bands is being auctioned in large regional service areas, although there is a portion available which covers individual metropolitan statistical area and rural service area markets. The FCC has conducted two auctions for the metropolitan statistical area and rural service area licensed spectrum and certain other portions of the 688-746 megahertz spectrum which ended in September 2002 and June 2003, respectively. Additional auctions to license the 688-792 megahertz spectrum are anticipated in 2004.

        The FCC adopted service rules in October 2003 to provide for use of the 90 megahertz of spectrum, 1710-1755/2110-2155 megahertz, for advanced wireless uses. This advanced wireless spectrum is intended to provide high-speed data services as well as full-motion video and other services. The FCC has projected that this spectrum could be auctioned in 2004.

        In June 2002, the FCC created a Spectrum Policy Task Force and commenced proceedings to review and make recommendations on broad categories of possible spectrum policy change. The allocation of additional spectrum for unlicensed services, which has been strongly promoted by various manufacturers of 802.11b devices and Wi-Fi service providers, has emerged from that review process as a potentially significant shift in FCC spectrum policy affecting wireless competition between carriers who paid for spectrum and those who plan to implement networks using unlicensed free spectrum. The FCC commenced proceedings in December 2002 to allocate additional spectrum in the television broadcast bands as well as the 3650-3700 megahertz band for unlicensed services which remain pending. In November 2003 the FCC approved a significant expansion of the spectrum available for unlicensed uses by permitting 802.11b and Wi-Fi operations in the 5.4-5.7 gigahertz band.

        The FCC adopted in May 2003 new spectrum leasing policies which permit licensees of cellular, personal communication service, and specialized mobile radio spectrum, among other bands, to lease to third parties any amount of spectrum in any geographic area encompassed by their licenses, and for any period of time not extending beyond the current term of the license. The FCC has also adopted streamlined processing rules for applications for assignment and transfer of control of telecommunications carrier licenses. These new rules and policies will take effect in 2004.

        The FCC also has pending proceedings commenced in April 2003 to develop service rules for multipoint distribution service, microwave multipoint distribution service and instructional television fixed service spectrum in the 2150-2162 megahertz and 2500-2690 megahertz bands which will foster uses of this spectrum for advanced wireless services, including commercial mobile services. This spectrum could create opportunities for new or expanded competition with existing commercial mobile radio service operators.

        State and Local Regulation.    U.S. Cellular is also subject to state and local regulation in some instances. In 1981, the FCC preempted the states from exercising jurisdiction in the areas of licensing, technical standards and market structure. In 1993, Congress preempted states from regulating the entry of wireless systems into service and the rates charged by wireless systems to customers. The siting and construction of wireless facilities, including transmitter towers, antennas and equipment shelters are still subject to state or local zoning and land use regulations. However, in 1996, Congress amended the Communications Act to provide that states could not discriminate against wireless carriers in tower zoning proceedings and had to decide on zoning requests with reasonable speed. In addition, states may still regulate other terms and conditions of wireless service.

        In 2000, the FCC ruled that the preemption provisions of the Communications Act do not preclude the states from acting under state tort, contract, and consumer protection laws to regulate the practices of commercial mobile radio service carriers, even if such activities might have an incidental effect on wireless rates. This ruling has led to more state regulation of commercial mobile radio service carriers, particularly from the standpoint of consumer protection. Although U.S. Cellular intends to vigorously defend its activities, there can be no assurance that potential state regulatory proceedings and/or consumer lawsuits will not have a material adverse effect on its financial condition, results of operations, cash flows, business or prospects.

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

        U.S. Cellular and its subsidiaries have been and intend to remain active participants in proceedings before the FCC and state regulatory authorities. Proceedings with respect to the foregoing policy issues before the FCC and state regulatory authorities could have a significant impact on the competitive market structure among wireless providers and the relationships between wireless providers and other carriers. U.S. Cellular is unable to predict the scope, pace or financial impact of policy changes which could be adopted in these proceedings.

        The FCC has adopted rules specifying standards and the methods to be used in evaluating radio frequency emissions from radio equipment, including network equipment and handsets used in connection with commercial mobile radio service. These rules were upheld on appeal by the U.S. Court of Appeals for the Second Circuit. The U.S. Supreme Court declined to review the Second Circuit's ruling. U.S. Cellular's network facilities and the handsets it sells to customers comply with these standards.

        Radio Frequency Emissions.    Media reports have suggested that radio frequency emissions from handsets, wireless data devices and cell sites may raise various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Although some studies have suggested that radio frequency emissions may cause certain biological effects, most of the expert reviews conducted to date have concluded that the evidence does not support a finding of adverse health effects but that further research is appropriate. Research and studies are ongoing. These concerns over radio frequency emissions may discourage the use of handsets and wireless data devices and may result in significant restrictions on the location and operation of cell sites, all of which could have a material adverse effect on U.S. Cellular's results of operations. Several class action and single-plaintiff lawsuits have been filed against several other wireless service operators and several wireless phone manufacturers, asserting product liability, breach of warranty and other claims relating to radio frequency transmissions to and from handsets and wireless data devices. The lawsuits seek substantial monetary damages as well as injunctive relief. One important case in which the plaintiff alleged that his brain tumor had been caused by his wireless telephone use, Newman v. Verizon et al, was dismissed in the U.S. District Court in Maryland in October 2002, and that ruling was upheld in the U.S. Court of Appeals for the Fourth Circuit in October 2003. There can be no assurance, however, that the outcome of other lawsuits will not have a material adverse effect on the wireless industry, including U.S. Cellular. Currently, U.S. Cellular carries insurance with respect to such matters, but there is no assurance that such insurance will continue to be available or will not be cost-prohibitive in the future.

Competition

        U.S. Cellular competes directly with several wireless communication service providers, including enhanced specialized mobile radio service providers, in each of its markets. In general, there are between five and seven competitors in each wireless market. U.S. Cellular generally competes against each of the six near-nationwide wireless companies: Verizon Wireless, Sprint PCS (and affiliates), Cingular Wireless, AT&T Wireless, T-Mobile and Nextel. However, not all six competitors operate in each market where U.S. Cellular does business. These competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than U.S. Cellular.

        The use of national advertising and promotional programs by such national wireless operators may be a source of additional competitive and pricing pressures in all U.S. Cellular markets, even if those operators may not provide service in a particular market. U.S. Cellular provides wireless services comparable to the national competitors, but the other wireless companies operate in a wider geographic area and are able to offer no- or low-cost roaming and long-distance calling packages over a wider area on their own networks than U.S. Cellular can offer on its network. If U.S. Cellular offers the same calling area as one of these competitors, U.S. Cellular will incur roaming charges for calls made in portions of the calling area which are not part of its network.

        In the Midwest, U.S. Cellular's largest contiguous service area, it can offer larger regional service packages without incurring significant roaming charges than it is able to offer in other parts of its network. U.S. Cellular also employs a customer satisfaction strategy throughout its markets it believes has contributed to a relatively low churn rate and has had a positive impact on its cost to acquire and serve customers.

        Some of U.S. Cellular's competitors bundle other services, such as landline telephone service and internet access, with their wireless communications services, which U.S. Cellular either does not have the ability to offer or has chosen not to offer.

        In addition, U.S. Cellular competes against both larger and smaller regional wireless companies in certain areas, including ALLTEL, Western Wireless, Rural Cellular Corporation, and against resellers of wireless services. Since each of these competitors operates on systems using spectrum licensed by the FCC and has comparable technology and facilities, competition for customers among these systems in each market is principally on the basis of quality of service, price, size of area covered, services offered and responsiveness of customer service.

        Since U.S. Cellular's competitors do not disclose their subscriber counts in specific regional service areas, market share for the competitors in each regional market cannot be precisely determined.

        The FCC's rules require all operational wireless systems to provide, on a nondiscriminatory basis, wireless service to resellers which purchase blocks of mobile telephone numbers from an operational system and then resell them to the public.

        In recent years, enhanced specialized mobile radio providers have initiated service in many of U.S. Cellular's markets. Although less directly a substitute for other wireless services, wireless data services and paging services may be adequate for those who do not need full two-way voice service. Similar technological advances or regulatory changes in the future may make available other alternatives to wireless service, thereby creating additional sources of competition.

        Continuing technological advances in the communications field make it difficult to predict the extent of additional future competition for wireless systems. For example, the FCC has allocated radio channels to mobile satellite systems in which transmissions from mobile units to satellites would augment or replace transmissions to cell sites. Such systems are designed primarily to serve the communications needs of remote locations and mobile satellite systems could provide viable competition for land-based wireless systems in such areas. Some initial deployments have been made and service is now being provided in certain areas. It is also possible that the FCC may in the future assign additional frequencies to wireless telephone service or enhanced specialized mobile radio service to provide for more competitors in each market.

Investments

        U.S. Cellular and its subsidiaries hold marketable equity securities that are publicly traded and can have volatile share prices. Minority positions are held in Vodafone Group Plc ("Vodafone") and Rural Cellular Corporation ("Rural Cellular"). In addition, U.S. Cellular holds certain warrants pursuant to which it has the right to purchase shares of Superconductor Technologies Inc.

        U.S. Cellular and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, exchanges or reorganizations of other investments. The investment in Vodafone resulted from certain sales or exchanges of non-strategic wireless investments to or settlements with AirTouch Communications in exchange for stock of AirTouch, which was then acquired by Vodafone for American Depositary Receipts representing Vodafone stock. The investment in Rural Cellular is the result of a consolidation of several cellular partnerships in which U.S. Cellular subsidiaries held interests in Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests. U.S. Cellular continues to hold these investments because their associated low tax cost basis would trigger a substantial taxable gain upon disposition.

        These assets are classified for financial reporting purposes as available-for-sale securities. The market value of these investments aggregated $260.2 million at December 31, 2003 and $186.0 million at December 31, 2002. As of December 31, 2003, U.S. Cellular recorded a net unrealized holding gain, net of tax and minority interest, included in accumulated other comprehensive income totaling $60.5 million. This amount was $15.5 million at December 31, 2002. In 2002, U.S. Cellular recognized, in the statement of operations, losses of $244.7 million ($145.6 million net of tax of $99.1 million), related to investments in marketable securities as a result of management's determination that unrealized losses with respect to the investments were "other than temporary."

        In 2002, subsidiaries of U.S. Cellular entered into a number of forward contracts ("forward contracts") related to the Vodafone marketable equity securities that it holds. U.S. Cellular has provided guarantees to the lenders which provide assurance to the lenders that all principal and interest amounts are paid upon settlement of the contracts by such subsidiaries. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities ("downside limit") while retaining a share of gains from increases in the market prices of such securities ("upside potential"). The downside limit is hedged at or above the accounting cost basis, thereby eliminating the other than temporary risk on these contracted securities.

        Under the terms of the forward contracts, U.S. Cellular will continue to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts mature in May 2007 and, at U.S. Cellular's option, may be settled in shares of the security or in cash, pursuant to formulas that "collar" the price of the shares. The collars effectively reduce U.S. Cellular's downside limit and upside potential on the contracted shares. The collars are typically adjusted for any changes in dividends on the contracted shares. If U.S. Cellular elects to settle in shares, it will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, U.S. Cellular would incur current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized though maturity. If U.S. Cellular elects to settle in cash, it will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula.

        Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the balance sheet. Such deferred tax liabilities totaled $86.3 million at December 31, 2003 and $56.9 million at December 31, 2002.

        The following table summarizes certain facts surrounding the contracted securities as of December 31, 2003.

		Collar
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)
Vodafone Group Plc	10,245,370	$15.07-$16.07	$21.56-$23.20	$159,856

Employees

        U.S. Cellular had 6,225 employees as of December 31, 2003. None of U.S. Cellular's employees is represented by a labor organization. U.S. Cellular considers its relationship with its employees to be good.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR CAUTIONARY STATEMENT

        This Annual Report on Form 10-K, including exhibits, contains statements that are not based on historical fact, including the words "believes", "anticipates", "intends", "expects", and similar words. These statements constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following risks:

  •
  Increases in the level of competition in the markets in which U.S. Cellular operates could adversely affect its revenues or increase its costs to compete.

  •
  Advances or changes in telecommunications technology could render certain technologies used by U.S. Cellular obsolete, could reduce its revenues or could increase its cost of doing business. Competitors may have a lower fixed investment per customer because of technology changes.

  •
  Consolidation in the wireless industry may create stronger competitors, both operationally and financially, which could adversely affect U.S. Cellular's revenues and increase its costs to compete.

  •
  Changes in the telecommunications regulatory environment, such as wireless number portability and E-911 services, could adversely affect U.S. Cellular's financial condition or results of operations or ability to do business.

  •
  Changes in the supply or demand of the market for wireless licenses, increased competition, adverse developments in U.S. Cellular's business or the wireless industry and/or other factors could result in an impairment of the value of U.S. Cellular's investment in licenses, goodwill and/or physical assets, which may require it to write down the value of such assets.

  •
  Conversions of debt, early redemptions of debt or repurchases of debt, changes in estimates or other factors or developments, could cause the amounts reported under Contractual Obligations in U.S. Cellular's Management's Discussion and Analysis of Results of Operations and Financial Condition incorporated by reference herein to be different from the amounts presented.

  •
  Changes in accounting standards or U.S. Cellular's accounting policies, estimates and/or the assumptions underlying its accounting estimates, including those described under Application of Critical Accounting Policies and Estimates in U.S. Cellular's Management's Discussion and Analysis of Results of Operations and Financial Condition incorporated by reference herein, could have a material effect on U.S. Cellular's financial condition, changes in financial condition and results of operations.

  •
  Settlements, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending or future litigation could have an adverse effect on U.S. Cellular's financial condition, results of operations or ability to do business.

  •
  Costs, integration problems or other factors associated with acquisitions/divestitures of properties and or licenses could have an adverse effect on U.S. Cellular's financial condition or results of operations.

  •
  Changes in prices, the number of wireless customers, average revenue per unit, penetration rates, churn rates, marketing and selling expenses and retention costs associated with wireless number portability, roaming rates and the mix of products and services offered in wireless markets could have an adverse effect on U.S. Cellular's operations.

  •
  Changes in roaming partners, rates, and the ability to provide voice and data services on other carriers' networks could have an adverse effect on U.S. Cellular's operations.

  •
  Changes in competitive factors with national and global wireless carriers could result in product and cost disadvantages and could have an adverse effect on U.S. Cellular's operations.

  •
  Lack of standards and roaming agreements for wireless data products could place U.S. Cellular's data services offerings at a disadvantage to those offered by other wireless carriers with more nationwide service territories.

  •
  Changes in guidance or interpretations of accounting requirements, changes in industry practice or changes in management assumptions could require amendments to or restatements of disclosures or financial information included in this or prior filings with the SEC.

  •
  Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions, changes in U.S. Cellular's credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development and acquisition programs.

  •
  Changes in the income tax rates or tax laws, regulations or rulings could have an adverse effect on U.S. Cellular's financial condition and results of operations.

  •
  War, conflicts, hostilities and/or terrorists attacks could have an adverse effect on U.S. Cellular's business.

  •
  Changes in general economic and business conditions, both nationally and in the market areas in which U.S. Cellular operates, could have an adverse effect on its business.

        U.S. Cellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.

Item 2.    Properties

        The properties for mobile telephone switching offices, cell sites and retail locations are either owned or leased under long-term leases by U.S. Cellular, one of its subsidiaries or the partnership or corporation which holds the construction permit or license. U.S. Cellular has not experienced major problems with obtaining zoning approval for cell sites or operating facilities and does not anticipate any such problems in the future which are or will be material to U.S. Cellular and its subsidiaries as a whole. U.S. Cellular's investment in property is small compared to its investment in licenses, goodwill and wireless system equipment. As of December 31, 2003, U.S. Cellular's property, plant and equipment, net of accumulated depreciation, totaled approximately $2,173.9 million.

        U.S. Cellular leases an aggregate of approximately 200,000 square feet of office space for its headquarters buildings in Chicago, Illinois and Bensenville, Illinois.

        U.S. Cellular considers the properties owned or leased by it and its subsidiaries to be suitable and adequate for their respective business operations.

Item 3.    Legal Proceedings

        U.S. Cellular is involved in a number of legal proceedings before the FCC and various state and federal courts. In some cases, the litigation involves disputes regarding rights to certain wireless telephone systems and other interests. U.S. Cellular does not believe that any of these proceedings, individually or in the aggregate, should have a material adverse impact on the financial position, results of operations or cash flows of U.S. Cellular.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of securities holders during the fourth quarter of 2003.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        Incorporated by reference from Exhibit 13 to this document, Annual Report section entitled "United States Cellular Stock and Dividend Information."

Item 6.    Selected Consolidated Financial Data

        Incorporated by reference from Exhibit 13 to this document, Annual Report section entitled "Selected Consolidated Financial Data," except for ratios of earnings to fixed charges, which are incorporated herein by reference from Exhibit 12 to this Annual Report on Form 10-K.

Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition

        Incorporated by reference from Exhibit 13 to this document, Annual Report section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Incorporated by reference from Exhibit 13 to this document, Annual Report section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" under the caption "Market Risk."

Item 8.    Financial Statements and Supplementary Data

        Incorporated by reference from Exhibit 13 to this document, Annual Report sections entitled "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Changes in Common Shareholders' Equity," "Notes to Consolidated Financial Statements," "Consolidated Quarterly Income Information (Unaudited)," "Report of Independent Auditors" and "Copy of Previously Issued Report of Independent Accountants."

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        This information was "previously reported" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, as amended, in U.S. Cellular's Form 8-K dated May 23, 2002. The following repeats the disclosure set forth in Item 4 of such Form 8-K.

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

Item 9A.    Controls and Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.    Based on the evaluation required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, the principal executive officer and principal financial officer of U.S. Cellular have concluded that U.S. Cellular's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report are effective to ensure that the information required to be disclosed by U.S. Cellular in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

        (b)    Changes in internal controls over financial reporting.    There was no change in U.S. Cellular's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, U.S. Cellular's internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Incorporated by reference from Proxy Statement sections entitled "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation

        Incorporated by reference from Proxy Statement section entitled "Executive Compensation," except for the information specified in Item 402(a)(8) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Incorporated by reference from Proxy Statement section entitled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Securities Authorized for Issuance under Equity Compensation Plans."

Item 13.    Certain Relationships and Related Transactions

        Incorporated by reference from Proxy Statement section entitled "Certain Relationships and Related Transactions."

Item 14.    Principal Accountant Fees and Services

        Incorporated by reference from Proxy Statement section entitled "Fees Paid to Principal Accountants."

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

        The following documents are filed as a part of this report:

(a)
(1)    Financial Statements

Consolidated Statements of Operations	Annual Report*
Consolidated Statements of Cash Flows	Annual Report*
Consolidated Balance Sheets	Annual Report*
Consolidated Statements of Changes in Common Shareholders' Equity	Annual Report*
Notes to Consolidated Financial Statements	Annual Report*
Consolidated Quarterly Income Information (Unaudited)	Annual Report*
Report of Independent Auditors—PricewaterhouseCoopers LLP	Annual Report*
Copy of Previously issued Report of Independent Accountants—Arthur Andersen LLP	Annual Report*

*
Incorporated by reference from Exhibit 13.

(2)
Schedules
Location
Report of Independent Auditors on Financial Statement Schedule—PricewaterhouseCoopers LLP		page 37
Copy of Previously Issued Report of Independent Accountants on Financial Statement Schedule—Arthur Andersen LLP		page 38
II.	Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended December 31, 2003	page 39

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

Exhibit Number	Description
10.8	Summary of 2003 Bonus Program for Executive and Senior Vice Presidents of U.S. Cellular.
10.9	Supplemental Executive Retirement Plan of TDS is hereby incorporated by reference to Exhibit 10.13 to U.S. Cellular's Annual Report on Form 10-K for the year ended December 31, 1994.
10.10	United States Cellular Corporation Compensation Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit 10.11 to U.S. Cellular's Annual Report on Form 10-K for the year ended December 31, 2002.
10.11	United States Cellular Corporation 2003 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit B to United States Cellular Corporation's Notice of Annual Meeting to Shareholders and Proxy Statement dated April 17, 2003.

10.12	Retention Agreement for Kenneth R. Meyers dated September 13, 1999 is hereby incorporated by reference to Exhibit 10.27 to U.S. Cellular's Annual Report on Form 10-K for the year ended December 31, 1999.
10.18	United States Cellular Corporation 2003 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 to U.S. Cellular's Registration Statement on Form S-8 (Registration No. 333-103543).
(b)
Reports on Form 8-K filed during the quarter ended December 31, 2003.

        U.S. Cellular filed a current Report on Form 8-K dated October 22, 2003, for the purpose of furnishing a news release announcing certain operating data for the third quarter of 2003.

        U.S. Cellular filed a Current Report on Form 8-K dated October 31, 2003, for the purpose of furnishing a news release announcing earnings for the third quarter of 2003.

        U.S. Cellular filed a Current Report on Form 8-K dated December 2, 2003, for the purpose of filing a news release announcing the Asset Purchase and Sale Agreement between AT&T Wireless Services, Inc. and United States Cellular Corporation. The Current Report on Form 8-K was also filed for the purpose of announcing that, on December 2, 2003, Moody's Investors Service ("Moody's") downgraded the senior long-term debt ratings of both U.S. Cellular and its parent, Telephone and Data Systems, Inc. ("TDS"), to Baa1 from A3.

        U.S. Cellular filed a Current Report on Form 8-K dated December 4, 2003, for the purpose of filing a news release announcing the pricing of a public offering of $444 million of 6.70% Senior Notes due 2033. Certain agreements related to the Note offering were also included as exhibits.

        U.S. Cellular filed a Current Report on Form 8-K dated December 24, 2003, for the purpose of filing a news release announcing that it had amended its $325 million revolving credit agreement and increased the amount to $700 million. At the same time, U.S. Cellular announced that it had terminated its other revolving credit agreement, which was in the amount of $500 million and that U.S. Cellular's $105 million note to its parent, Telephone and Data Systems, Inc., is no longer subordinated to the amended revolving credit agreement.

REPORT OF INDEPENDENT AUDITORS
ON FINANCIAL STATEMENT SCHEDULE

         To the Shareholders and Board of Directors of United States Cellular Corporation:

        Our audit of the consolidated financial statements referred to in our report dated February 2, 2004, except as to Note 20, as to which the date is February 18, 2004, and except as to the Reclassifications section of Note 1, as to which the date is March 9, 2004, appearing in the 2003 Annual Report to Shareholders of United States Cellular Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule for the years ended December 31, 2003 and 2002 listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule for the years ended December 31, 2003 and 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The 2001 financial statement schedule information of United States Cellular Corporation was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on the financial statement schedule in their report dated January 25, 2002.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 2, 2004, except as to Note 20, as
to which the date is February 18, 2004,
and except as to the Reclassifications
section of Note 1, as to which the date
is March 9, 2004

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT APPLIES TO SCHEDULE II FOR THE YEAR ENDED DECEMBER 31, 2001. THESE INDEPENDENT ACCOUNTANTS HAVE CEASED OPERATIONS, AND HAVE NOT REISSUED THEIR REPORT IN CONJUNCTION WITH THIS ANNUAL REPORT. THEIR REPORT IS INCLUDED IN THE ANNUAL REPORT AS PERMITTED BY RULE 2-02(E) OF REGULATION S-X OF THE SECURITIES AND EXCHANGE COMMISSION.

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

         To the Shareholders and Board of Directors of United States Cellular Corporation:

        We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in United States Cellular Corporation and Subsidiaries Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in Item 14(a)(2)* is the responsibility of U.S. Cellular's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Chicago, Illinois January 25, 2002
*
This reference refers to Item (14)(a)(2) of the Annual Report for the year ended
December 31, 2001.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
(Dollars in thousands)
For The Year Ended December 31, 2003
Deducted from deferred state tax asset:
For unrealized net operating losses	$(13,224)	$3,391	$(647)	$—	$(10,480)
Deducted from accounts receivable:
For doubtful accounts	(17,866)	(61,051)	—	65,131	(13,786)
For The Year Ended December 31, 2002
Deducted from deferred state tax asset:
For unrealized net operating losses	(12,875)	1,424	(1,773)	—	(13,224)
Deducted from accounts receivable:
For doubtful accounts	(9,799)	(63,657)	—	55,590	(17,866)
For The Year Ended December 31, 2001
Deducted from deferred state tax asset:
For unrealized net operating losses	(12,015)	217	(1,077)	—	(12,875)
Deducted from accounts receivable:
For doubtful accounts	$(9,678)	$(28,658)	$—	$28,537	$(9,799)

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
Dated March 11, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN E. ROONEY John E. Rooney	Director	March 11, 2004
/s/ KENNETH R. MEYERS Kenneth R. Meyers	Director	March 11, 2004
/s/ LEROY T. CARLSON, JR. LeRoy T. Carlson, Jr.	Director	March 11, 2004
/s/ LEROY T. CARLSON LeRoy T. Carlson	Director	March 11, 2004
/s/ WALTER C. D. CARLSON Walter C. D. Carlson	Director	March 11, 2004
/s/ SANDRA L. HELTON Sandra L. Helton	Director	March 11, 2004
/s/ PAUL-HENRI DENUIT Paul-Henri Denuit	Director	March 11, 2004
/s/ J. SAMUEL CROWLEY J. Samuel Crowley	Director	March 11, 2004
/s/ HARRY J. HARCZAK, JR. Harry J. Harczak, Jr.	Director	March 11, 2004

INDEX TO EXHIBITS

Exhibit No.	Description of Document
2.1
Purchase and Sale Agreement dated May 9, 2002 between U.S. Cellular and PrimeCo Wireless Communications, LLC. is hereby incorporated by reference to Exhibit 2 to U.S. Cellular's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
2.2
Exchange Agreement dated March 7, 2003 between United States Cellular Corporation and AT&T Wireless Services, Inc. is hereby incorporated by reference to Exhibit 2.2 to U.S. Cellular's Annual Report on Form 10-K for the year ended December 31, 2002.
2.3
Asset Purchase and Sale Agreement between United States Cellular Corporation and AT&T Wireless Services, Inc., dated as of November 26, 2003 is hereby incorporated by reference to Exhibit 2.1 to U.S. Cellular's Current Report on Form 8-K dated November 26, 2003, filed December 2, 2003.
3.1
Restated Certificate of Incorporation, as amended, is hereby incorporated by reference to an exhibit to U.S. Cellular's Amendment No. 2 on Form 8 dated December 28, 1992, to U.S. Cellular's Report on Form 8-A.
3.2	Restated Bylaws, as amended as of July 24, 2001.
4.1
Restated Certificate of Incorporation, as amended, is hereby incorporated by reference to an exhibit to U.S. Cellular's Amendment No. 2 on Form 8 dated December 28, 1992 to U.S. Cellular's Report on Form 8-A.
4.2	Restated Bylaws, as amended as of July 24, 2001 are filed herewith as Exhibit 3.2.
4.4
Indenture dated June 1, 1995 between registrant and BNY Midwest Trust Company of New York as successor Trustee to Harris Trust and Savings Bank, as Trustee, relating to the liquid yield option notes is hereby incorporated by reference to U.S. Cellular's Form 8-K dated June 16, 1995.
4.5	Form of Certificate for Liquid Yield Option Note (included in Exhibit 4.4).
4.6
Indenture dated July 31, 1997 between United States Cellular Corporation and the First National Bank of Chicago, as Trustee, relating to U.S. Cellular's 7.25% notes is hereby incorporated by reference to Exhibit 4 to U.S. Cellular's Form 8-K dated August 26, 1997.
4.7
Revolving Credit Agreement dated August 19, 1997, among United States Cellular Corporation, BankBoston N.A. and Toronto Dominion (Texas), Inc., as agents, is hereby incorporated by reference to Exhibit 4 to U.S. Cellular's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.
4.8
Amendment No. 1 dated September 25, 1997, to the Revolving Credit Agreement dated August 19, 1997, is hereby incorporated by reference to Exhibit 4 to U.S. Cellular's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
4.9(a)
Revolving Credit Agreement dated as of June 26, 2002 among United States Cellular Corporation, the lenders named therein, Toronto Dominion (Texas), Inc., Wachovia Bank, N.A., Citibank, N.A. and LaSalle Bank N.A., is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

4.9(b)
Notice to Increase in Total Commitment under the Revolving Credit Agreement dated as of June 26, 2002, is hereby incorporated by reference to Exhibit 4.2 to U.S. Cellular's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.9(c)
Amended and Restated Revolving Credit Agreement dated December 19, 2003 among United States Cellular Corporation, the lenders named therein, Toronto Dominion (Texas), Inc., Wachovia Capital Markets, LLC, Citicorp North America, Inc., LaSalle Bank National Association, and JPMorgan Chase Bank is hereby incorporated by reference to Exhibit 4.1 to United States Cellular Corporation's Current Report on Form 8-K dated December 19, 2003, filed December 24, 2003.
4.10(a)	Indenture dated June 1, 2002 between U.S. Cellular and BNY Midwest Trust Company of New York, is hereby incorporated by reference to Exhibit 4.1 to Form S-3 (File No. 333-98921).
4.10(b)
First Supplemental Indenture of United States Cellular Corporation dated August 7, 2002 relating to its 9% Series A Notes due 2032, is hereby incorporated by reference to Exhibit 4.3 to U.S. Cellular's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.10(c)
Second Supplemental Indenture of U.S. Cellular dated October 31, 2002, relating to its 8.75% Senior Notes due 2032, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular's Current Report on Form 8-K dated October 31, 2002, filed November 1, 2002.
4.10(d)
Form of Third Supplemental Indenture dated as of December 3, 2003 between U.S. Cellular and BNY Midwest Trust Company, including form of the Registrant's 6.70% Senior Notes due 2033 is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular's Current Report on Form 8-K dated December 3, 2003, filed December 4, 2003.
4.11
Note Purchase Agreement between United States Cellular Corporation and PrimeCo Wireless Communications LLC, is hereby incorporated by reference to Exhibit 4.4 to U.S. Cellular's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.12
Registration Rights Agreement between United States Cellular Corporation and PrimeCo Wireless Communications LLC, is hereby incorporated by reference to Exhibit 4.5 to U.S. Cellular's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.13
Note Purchase Agreement between United States Cellular Corporation and Telephone and Data Systems, Inc., is hereby incorporate by reference to Exhibit 4.6 to U.S. Cellular's on Form 10-Q for the quarter ended June 30, 2002.
4.14
Subordination Agreement dated as of June 26, 2002 among Telephone and Data Systems, Inc., United States Cellular Corporation and Toronto Dominion (Texas), Inc. is hereby incorporated by reference to Exhibit 4.7 to U.S. Cellular's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
9.1(a)
Voting Trust Agreement, dated as of June 30, 1989, with respect to Series A Common Shares of TDS, is hereby incorporated by reference to an exhibit to U.S. Cellular's Registration Statement on Form S-1 (Registration No. 33-38644).
9.1(b)
Amendment dated as of May 9, 1991, to the Voting Trust Agreement dated as of June 30, 1989, is hereby incorporated by reference to Exhibit 9.2 to U.S. Cellular's Annual Report on Form 10-K for the year ended December 31, 1991.
9.1(c)
Amendment dated as of November 20, 1992, to the Voting Trust Agreement dated as of June 30, 1989, as amended is hereby incorporated by reference to Exhibit 9.3 to U.S. Cellular's Annual Report on Form 10-K for the year ended December 31, 1992.

9.1(d)
Amendment dated as of May 22, 1998, to the Voting Trust Agreement dated as of June 30, 1989, as amended is hereby incorporated by reference to Exhibit 99.3 to Telephone and Data Systems, Inc.'s Current Report on Form 8-K filed on June 5, 1998.
9.1(e)
Amendment effective as of March 28, 2003, to the Voting Trust Agreement dated as of June 30, 1989, as amended is incorporated by reference to Item 7(e) of the Schedule 13D filed by such Voting Trust dated March 28, 2003.
9.1(f)
Amendment effective as of March 28, 2003, to the Voting Trust Agreement dated as of June 30, 1989, as amended is incorporated by reference to Item 7(f) of the Schedule 13D filed by such Voting Trust dated March 28, 2003.
10.1	Tax Allocation Agreement, between U.S. Cellular and TDS, is hereby incorporated by reference to an exhibit to U.S. Cellular's Registration Statement on Form S-1 (Registration No. 33-16975).
10.2	Cash Management Agreement, between U.S. Cellular and TDS, is hereby incorporated by reference to an exhibit to U.S. Cellular's Registration Statement on Form S-1 (Registration No. 33-16975).
10.3	Registration Rights Agreement, between U.S. Cellular and TDS, is hereby incorporated by reference to an exhibit to U.S. Cellular's Registration Statement on Form S-1 (Registration No. 33-16975).
10.4	Exchange Agreement, between U.S. Cellular and TDS, as amended, is hereby incorporated by reference to an exhibit to U.S. Cellular's Registration Statement on Form S-1 (Registration No. 33-16975).
10.5	Intercompany Agreement, between U.S. Cellular and TDS, is hereby incorporated by reference to an exhibit to U.S. Cellular's Registration Statement on Form S-1 (Registration No. 33-16975).
10.6	Employee Benefit Plans Agreement, between U.S. Cellular and TDS, is hereby incorporated by reference to an exhibit to U.S. Cellular's Registration Statement on Form S-1 (Registration No. 33-16975).
10.7	Insurance Cost Sharing Agreement, between U.S. Cellular and TDS, is hereby incorporated by reference to an exhibit to U.S. Cellular's Registration Statement on Form S-1 (Registration No. 33-16975).
10.8	Summary of 2003 Bonus Program for Executive and Senior Vice Presidents of U.S. Cellular.
10.9	Supplemental Executive Retirement Plan of TDS is hereby incorporated by reference to Exhibit 10.13 to U.S. Cellular's Annual Report on Form 10-K for the year ended December 31, 1994.
10.10
United States Cellular Corporation Compensation Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit 10.11 to U.S. Cellular's Annual Report on Form 10-K for the year ended December 31, 2000.
10.11
United States Cellular Corporation 2003 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit B to United States Cellular Corporation's Notice of Annual Meeting to Shareholders and Proxy Statement dated April 17, 2003.
10.12
Retention Agreement for Kenneth R. Meyers dated September 13, 1999 is hereby incorporated by reference to Exhibit 10.27 to U.S. Cellular's Annual Report on Form 10-K for the year ended December 31, 1999.
10.13
Amended and Restated CDMA Master Supply Agreement between United States Cellular Corporation and Nortel Networks Inc., is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.14
Guaranty dated as of May 14, 2002 by United States Cellular Corporation in favor of Citibank N.A. relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.15
Guarantee dated as of May 10, 2002 by United States Cellular Corporation in favor of Credit Suisse First Boston International relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.16
Guaranty dated as of May 15, 2002 by United States Cellular Corporation in favor of Wachovia Bank, National Association relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.17
Guaranty dated as of May 15, 2002 by United States Cellular Corporation in favor of Toronto Dominion (New York), Inc. relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.18
United States Cellular Corporation 2003 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 to U.S. Cellular's Registration Statement on Form S-8 (Registration No. 333-103543).
11	Statement regarding computation of earnings per share (included in Note 3 to U.S. Cellular's consolidated financial statements as part of Exhibit 13 to this document).
12	Statement regarding computation of ratios.
13	Incorporated portions of 2003 Annual Report to Security Holders.
16.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated May 23, 2002, is incorporated herein by reference to Exhibit 16.1 to the Current Form on Form 8-K, dated May 23, 2002.
21	Subsidiaries of the Registrant.
23.1	Consent of independent public accountants.
23.2	Notice regarding consent of Arthur Andersen LLP.
31.1	Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1	Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

8410 West Bryn Mawr
Suite 700
Chicago, Illinois 60631
(773) 399-8900

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS