Form 10-K/A
period 2003-12-31
UNITED STATES CELLULAR CORP
filed 2004-04-29
CIK 821130

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-9712

UNITED STATES CELLULAR CORPORATION
 (Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1147325 (IRS Employer Identification No.)
8410 West Bryn Mawr, Suite 700, Chicago, Illinois 60631 (Address of principal executive offices) (Zip code)
Registrant's Telephone Number: (773) 399-8900
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Shares, $1 par value	American Stock Exchange
Liquid Yield Option Notes Due 2015	American Stock Exchange
8.75% Senior Notes Due 2032	New York Stock Exchange
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

        The number of shares outstanding of each of the registrant's classes of common stock, as of February 29, 2004, is 53,146,566 Common Shares, $1 par value, and 33,005,877 Series A Common Shares, $1 par value.

EXPLANATORY NOTE

        United States Cellular Corporation ("U.S. Cellular") filed a Current Report on Form 8-K on April 19, 2004 which disclosed that U.S. Cellular will file an amendment to its Annual Report on Form 10-K for the year ended December 31, 2003 to restate financial statements and financial information for each of the years ended December 31, 2003 and 2002, including restated interim quarterly financial information for those years. U.S. Cellular intends to file such amendment as soon as possible, but no later than May 17, 2004. As disclosed in the Form 8-K dated April 19, 2004, until such restatements are filed, previously reported consolidated financial statements for the years ended December 31, 2003 and 2002, including the reports of the independent auditors, and the interim quarterly financial statements for those years, should not be relied upon. As a result of the restatements, U.S. Cellular must reschedule the date of its 2004 annual meeting of shareholders and anticipates that it will be held on June 29, 2004. Due to this delay, U.S. Cellular is not able to file its definitive proxy statement for the 2004 annual meeting of shareholders within 120 days after December 31, 2003. Pursuant to General Instruction G. (3) of Form 10-K, in such event, items comprising Part III of Form 10-K (which includes information to be included in the definitive proxy statement) must be filed as an amendment to the Form 10-K not later than the end of such 120 day period. Accordingly, pursuant to such instruction, U.S. Cellular is filing this Amendment No. 1 to U.S. Cellular's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for the sole purpose of filing the information required by Part III, Items 10 through 14.

CROSS REFERENCE SHEET
AND
TABLE OF CONTENTS

Part III

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors to be Elected in 2004

Class I Director—To be Elected in 2004

        The following person, if elected at the 2004 annual meeting of shareholders, will serve as a Class I director until the 2006 annual meeting of shareholders, or until his successor is elected and qualified:

Elected by Holders of Common Shares

Name	Age	Position with U.S. Cellular and Principal Occupation	Served as Director since
Harry J. Harczak, Jr.	47	Director of U.S. Cellular and Executive Vice President-Sales of CDW Corporation	2003

Background of Class I Nominee

        Harry J. Harczak, Jr.    Mr. Harczak is the executive vice president-sales for CDW Corporation, a publicly-held provider of technology products and services. He joined CDW in 1994 as chief financial officer after serving as partner at PricewaterhouseCoopers LLP. He was promoted from chief financial officer to executive vice president of sales in 2002. Mr. Harczak is a current Class II director who was previously elected by the holder of Series A Common Shares. His term will expire at the 2004 annual meeting. He has been nominated for election at the 2004 annual meeting as a Class I director to be elected by the holders of Common Shares to fill the vacancy created by the resignation of Barrett A. Toan, as discussed below.

Class II Directors—To be Elected in 2004

        The following persons, if elected at the 2004 annual meeting of shareholders, will serve as Class II directors until the 2007 annual meeting of shareholders, or until their successors are elected and qualified:

Elected by Holders of Common Shares

Name	Age	Position with U.S. Cellular and Principal Occupation	Served as Director since
Paul-Henri Denuit	69	Director of U.S. Cellular and former Chairman of the Board of Directors and Managing Director—S.A. Coditel	1988

Elected by Holder of Series A Common Shares

Name	Age	Position with U.S. Cellular and Principal Occupation	Served as Director since
Sandra L. Helton	54	Director of U.S. Cellular and Executive Vice President and Chief Financial Officer of TDS	1998
Kenneth R. Meyers	50	Director of U.S. Cellular and Executive Vice President—Finance, Chief Financial Officer and Treasurer of U.S. Cellular	1999

Background of Class II Nominees

        Paul-Henri Denuit.    Prior to retiring from S.A. Coditel at the end of May 2001, Paul-Henri Denuit served as managing director of S.A. Coditel for more than five years. He was also the chairman of its board of directors. Mr. Denuit is a current Class II director who was previously elected by holders of Common Shares.

        Sandra L. Helton.    Sandra L. Helton was appointed Executive Vice President and Chief Financial Officer of TDS in October 2000. Ms. Helton joined TDS as Executive Vice President—Finance and Chief Financial Officer of TDS on August 10, 1998. Ms. Helton is also a member of the board of directors of TDS and TDS Telecommunications Corporation ("TDS Telecom"), a subsidiary of TDS which operates local telephone companies. Ms. Helton is a director of The Principal Financial Group, a global financial institution, and Covance, Inc., a drug development services company. Ms. Helton is a current Class II director who was previously elected by the holder of Series A Common Shares.

        Kenneth R. Meyers.    Kenneth R. Meyers has been the Executive Vice President—Finance, Chief Financial Officer and Treasurer of U.S. Cellular for more than five years. He is a current Class II director who was previously elected by the holder of Series A Common Shares.

Other Directors

Class III Directors—Terms Scheduled to Expire in 2005

        The following persons are current Class III directors whose terms expire at the 2005 annual meeting of shareholders:

Name	Age	Position with U.S. Cellular and Principal Occupation	Served as Director since
J. Samuel Crowley	53	Director of U.S. Cellular and Private Investor	1998
LeRoy T. Carlson, Jr.	57	Chairman and Director of U.S. Cellular and President and Chief Executive Officer of TDS	1984
Walter C.D. Carlson	50	Director of U.S. Cellular, non-executive Chairman of the Board of TDS and Partner, Sidley Austin Brown & Wood LLP, Chicago, Illinois	1989

Background of Class III Directors

        J. Samuel Crowley.    J. Samuel Crowley was Senior Vice President—New Ventures at Michaels Stores, Inc., a publicly-held national specialty retail company, from August 2002 until December 2003. Prior to that, Mr. Crowley was a business strategy consultant with Insider Marketing, a high tech marketing consulting firm, from April 2000 until July 2002. He was previously employed by CompUSA, Inc., a national retailer and reseller of personal computers and related products and services, for more than five years, most recently as executive vice president of operations between 1995 and 2000.

        LeRoy T. Carlson, Jr.    LeRoy T. Carlson, Jr., has been the Chairman of U.S. Cellular, and the President and Chief Executive Officer of TDS, for more than five years. Mr. Carlson also serves on the board of directors of TDS. He is also a director and Chairman of TDS Telecom. He is the son of LeRoy T. Carlson and the brother of Walter C.D. Carlson.

        Walter C.D. Carlson.    Walter C.D. Carlson has been a partner of the law firm of Sidley Austin Brown & Wood LLP for more than five years and is a member of its executive committee. The law firm of Sidley Austin Brown & Wood LLP provides legal services to U.S. Cellular and TDS on a regular basis. Mr. Carlson does not provide legal services to U.S. Cellular, TDS or their subsidiaries. Mr. Carlson serves on the board of directors of TDS and was elected non-executive Chairman of the board of directors of TDS in February 2002. He is the son of LeRoy T. Carlson and the brother of LeRoy T. Carlson, Jr.

Class I Directors—Terms Scheduled to Expire in 2006

        The following persons are current Class I directors whose terms expire at the 2006 annual meeting of shareholders:

Name	Age	Position with U.S. Cellular and Principal Occupation	Served as Director since
LeRoy T. Carlson	87	Director of U.S. Cellular and Chairman Emeritus of TDS	1987
John E. Rooney	61	President and Chief Executive Officer of U.S. Cellular	2000

Background of Class I Directors

        LeRoy T. Carlson.    LeRoy T. Carlson was appointed Chairman Emeritus of TDS in February 2002. Prior to that time, he was the Chairman of TDS for more than five years. He is a member of the TDS board of directors and is also a director of TDS Telecom. He is the father of LeRoy T. Carlson, Jr. and Walter C.D. Carlson. Mr. Carlson is a current Class I director who was previously elected by the holder of Series A Common Shares.

        John E. Rooney.    John E. Rooney has been the President and Chief Executive Officer of U.S. Cellular since April 10, 2000. Mr. Rooney was previously employed by Ameritech Corporation for more than five years, most recently as president of Ameritech Consumer Services and, prior to that, as president of Ameritech Cellular Services. Mr. Rooney was elected to the board of directors pursuant to the letter agreement described below. He is a current Class I director who was previously elected by the holder of Series A Common Shares.

Former Director

        Barrett A. Toan, who was elected as a Class I director by the holders of Common Shares in 2001, resigned as a director on February 5, 2004 due to time constraints between his duties as a U.S. Cellular director and his responsibilities as the president and chief executive officer of Express Scripts, Inc. Harry J. Harczak, Jr. has been nominated to fill the vacancy created by Mr. Toan's resignation.

Audit Committee Financial Expert

        The board has made a determination that Harry J. Harczak, Jr. is an "audit committee financial expert" as such term is defined by the SEC and that Mr. Harczak is "independent" and "financially sophisticated" as such terms are defined by the American Stock Exchange.

        In accordance with the SEC's safe harbor rule for "audit committee financial experts," no member designated as an audit committee financial expert shall (i) be deemed an "expert" for any other purpose or (ii) have any duty, obligation or liability that is greater than the duties, obligations and liability imposed beyond those imposed on a member of the board or the audit committee not so designated. Additionally, the designation of a member or members as an "audit committee financial expert" shall in no way affect the duties, obligations or liability of any member of the audit committee, or the board, not so designated.

EXECUTIVE OFFICERS

        The following is a table identifying our other executive officers who are currently serving but are not identified in the above tables regarding the directors.

Name	Age	Position with U.S. Cellular
Jay M. Ellison	51	Executive Vice President—Operations
Michael S. Irizarry	42	Executive Vice President—Engineering and Chief Technical Officer
Karen S. Kirwan	41	Executive Vice President—Information Services and Chief Information Officer
Jeffrey J. Childs	47	Senior Vice President—Human Resources
Rochelle J. Boersma	47	Vice President—Sales Operations
Thomas P. Catani	44	Vice President—East Operations
Alan D. Ferber	36	Vice President—Marketing
Hichem H. Garnaoui	38	Vice President—National Network Operations
Leon J. Hensen	56	Vice President—Market Transition
Conrad J. Hunter	46	Vice President—Midwest Operations
Katherine Hust Schrank	42	Vice President—Central Operations
George W. Irving	49	Vice President—Business Support Services
James R. Jenkins	42	Vice President—Legal and External Affairs
Karen C. Johnson	37	Vice President—Public Affairs and Communications
Carolyn A. Tilden	42	Vice President—Service Delivery
Thomas S. Weber	43	Vice President and Controller
Brenda S. Weyl	45	Vice President—Customer Service
Kevin C. Gallagher	56	Vice President and Corporate Secretary

        Jay M. Ellison.    Jay M. Ellison joined our company and was appointed Executive Vice President—Operations on September 5, 2000. Prior to that time, he was vice president of sales at Ameritech Cellular Services since 1997.

        Michael S. Irizarry.    Michael S. Irizarry joined our company and was appointed Executive Vice President—Engineering and Chief Technical Officer on February 18, 2002. Prior to that time, he was vice president—network, for the midwest area at Verizon Wireless from 2000 to 2001. Prior to that time, he served as executive director—network for the southeast region of Bell Atlantic Mobile since February 1996.

        Karen S. Kirwan.    Karen S. Kirwan joined U.S. Cellular and was appointed Executive Vice President—Information Services and CIO on September 30, 2002. Prior to that time, she was vice president & chief information officer at Exelon Corporation since 2000. Between 1998 and 2000, Ms. Kirwan was vice president—business process systems at Pillsbury Corporation based in Minneapolis.

        Jeffrey J. Childs.    Jeffrey J. Childs joined U.S. Cellular and was appointed Senior Vice President—Human Resources on February 17, 2004. Prior to that time, he was president and owner of Childs Consulting Services, LLC and senior partner of Brimstone Consulting Group since May 2001. Prior to that, Mr. Childs was vice president—human resources & corporate services at SecurityLink from Ameritech between November 1999 and February 2001.

        Rochelle J. Boersma.    Rochelle J. Boersma was appointed Vice President—Sales Operations in March 2003. Prior to that time, she was the Director of Indirect Distribution. Prior to that, Ms. Boersma was employed by Cingular Wireless/SBC from May 1988 through July 2002, most recently as general manager of dealer sales since January 2000.

        Thomas P. Catani.    Thomas P. Catani was appointed Vice President—East Operations on December 1, 2003. Prior to that time, he was employed at U.S. Cellular for more than five years, most recently as Senior Director, Sales & Marketing—East Operations.

        Alan D. Ferber.    Alan D. Ferber joined our company and was appointed Vice President—Marketing on September 1, 2001. Prior to that time, he helped found traq-wireless, Inc. and served as its vice president of business development since November 1999. Between 1993 and 1999, Mr. Ferber held a variety of leadership roles in business development, strategy, sales and marketing at Ameritech Corporation and Ameritech Cellular.

        Hichem H. Garnaoui.    Hichem H. Garnaoui was appointed Vice President—National Network Operations in March 2002. Prior to that time, he was Vice President—Engineering since May 2001. Prior to that, he held several positions at Nextel Communications Inc. from 1997 to 2001, most recently as vice president of network operations for their Mid-Atlantic region.

        Leon J. Hensen.    Leon J. Hensen was appointed Vice President—Market Transitions in August 2003. Prior to that time, he was Vice President—Midwest Operations since November 2002 and Vice President—Central Operations since March 1999.

        Conrad J. Hunter.    Conrad J. Hunter was appointed Vice President—Midwest Operations, in August 2003. Prior to that, he was Vice President—East Operations since March 2000. Before joining our company, Mr. Hunter was employed by PrimeCo L.P. between March 1999 and February 2000, most recently as vice president and general manager of the Virginia region of PrimeCo PCS.

        Katherine Hust Schrank.    Katherine Hust Schrank was appointed Vice President—Central Operations, in November 2002. Prior to that, Ms. Schrank was employed at U.S. Cellular for more than five years, most recently as Director of Sales for California and southern Oregon.

        George W. Irving.    George W. Irving was appointed Vice President—Business Support Services on November 5, 2003. Prior to joining our company, Mr. Irving was employed by AlliedSignal/Honeywell for more than five years, most recently as director, financial services—global business services.

        James R. Jenkins.    James R. Jenkins was appointed Vice President—Legal and External Affairs in May 2003. Mr. Jenkins joined our company as our Vice President—External Affairs on February 1, 2002. Prior to that time, he was vice president—law at ALLTEL Communications, Inc. since July 1998.

        Karen C. Johnson.    Karen C. Johnson was appointed Vice President—Public Affairs and Communications in April 2003. Ms. Johnson joined U.S. Cellular in December 2002 as Vice President of Business Development and Government Relations. Prior to that time, she was a vice president at Cushman/Amberg Communications, Inc. since August 2000. Prior to that, Ms. Johnson was director of marketing for Urban Investment Trust, Inc. since 1999 and marketing coordinator for the Public Building Commission of Chicago from July 1998 to April 1999.

        Carolyn A. Tilden.    Carolyn A. Tilden was appointed Vice President—Service Delivery on July 21, 2003. Prior to that time, she was employed at Publicis Groupe/Leo Burnett for more than five years, most recently as senior vice president, chief information officer-specialty brands.

        Thomas S. Weber.    Thomas S. Weber was appointed our Vice President and Controller in November 2002. Prior to that time he was employed at U.S. Cellular for more than five years, most recently as Vice President—Financial Services.

        Brenda S. Weyl.    Brenda S. Weyl was appointed Vice President—Customer Service in November 2002. Prior to that time, she was vice president of operations support for AGL Resources since 2001. From 1993 until 2001, Ms. Weyl held various positions at BellSouth Corporation, most recently as senior director, consumer services.

        Kevin C. Gallagher.    Kevin C. Gallagher was appointed Vice President and Corporate Secretary on December 1, 2001. He was also appointed Vice President and Corporate Secretary of TDS and TDS Telecom in December 2001. Prior to that time, he was senior vice president, general counsel and secretary of 360 Communications Company between 1996 and 1998.

        All of our executive officers devote all their time to the affairs of U.S. Cellular, except for LeRoy T. Carlson, Jr. and Kevin C. Gallagher. LeRoy T. Carlson, Jr., who is employed by TDS as its President and Chief Executive Officer, and Kevin C. Gallagher, who is employed by TDS as its Vice President and Corporate Secretary, devote a portion of their time to the affairs of U.S. Cellular.

Codes of Conduct and Ethics

        As required by Section 807 of the American Stock Exchange Company Guide, U.S. Cellular has adopted a Code of Business Conduct, applicable to all officers and employees of U.S. Cellular and its subsidiaries, which includes a Code of Ethics for certain Senior Executives and Financial Officers, that complies with the definition of a "code of ethics" as set forth in Item 406 of Regulation S-K of the SEC. U.S. Cellular has also adopted a Code of Ethics for its directors. Each of the foregoing codes will be posted to U.S. Cellular's web site, www.uscellular.com, under About Us—Investor Relations—Corporate Governance—Code of Business Conduct.

        U.S. Cellular intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to its Code of Ethics for certain Senior Executives and Financial Officers, and will disclose all other amendments to any of the foregoing codes, by posting such information to such internet website. Any waivers of any of the foregoing codes for directors or executive officers, including any waiver of the Code of Ethics for certain Senior Executives and Financial Officers, will be approved by U.S. Cellular's board of directors, as applicable, and disclosed in a Form 8-K that is filed with the SEC within five days of such waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16 of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder require our directors and officers, and persons who are deemed to own more than ten percent of our Common Shares, to file certain reports with the SEC with respect to their beneficial ownership of our Common Shares. The reporting persons are also required to furnish us with copies of all such reports they file.

        Based on a review of copies of such reports furnished to us by such reporting persons and written representations by our directors and officers, we believe that all filing requirements under Section 16 of the Securities Exchange Act applicable to such reporting persons during and with respect to 2002 were complied with on a timely basis.

        Due to an administrative error on the part of U.S. Cellular in communicating deferred compensation, the following officers filed reports on February 11, 2004 to report deferred compensation on March 31, 2003 that were due to be filed on April 2, 2003: Alan D. Ferber, Karen S. Kirwan, Kenneth R. Meyers, John E. Rooney and Thomas S. Weber.

        Due to an administrative error on the part of U.S. Cellular in communicating deferred compensation, Don P. Crockford filed a report on January 29, 2004 to report deferred compensation on March 31, 2003 that was due to be filed on April 2, 2003. In addition, on February 17, 2004, Don P. Crockford filed an amendment to report deferred compensation on March 31, 2003 that was due to be filed on April 2, 2003.

        Due to an administrative error on the part of U.S. Cellular in communicating settlement for taxes in connection with the award of restricted shares, Thomas P. Catani, Leon J. Hensen, Kenneth R. Meyers and Thomas S. Weber filed reports on March 22, 2004 to report disposition of shares and settlement of taxes on March 31, 2003 that were due to be filed on April 2, 2003.

Item 11.    Executive Compensation

Summary of Compensation

        The following table summarizes the compensation paid by U.S. Cellular to the President and Chief Executive Officer of U.S. Cellular and the other four most highly compensated executive officers (based on the aggregate of the salary and bonus for 2003).

		Annual Compensation (2)					Long-Term Compensation
	Year	Salary (3)	Bonus (4)		Other Annual Compensation (5)		Restricted Stock Awards (6)		Securities Underlying Options/SARs (7)	All Other Compensation (8)
LeRoy T. Carlson, Jr. Chairman—See Footnote (1)	2003 2002 2001	$639,912 565,422 514,800	$	— 293,255 308,880	$	— — —	$	— — —	— — —	$	— — —
John E. Rooney President and Chief Executive Officer	2003 2002 2001	$592,209 526,292 485,459		$360,000 240,000 190,000		$105,012 70,008 55,414		$366,585 242,679 396,911	175,000 33,000 20,000		$50,553 50,910 20,570
Kenneth R. Meyers Executive Vice President—Finance, Chief Financial Officer and Treasurer	2003 2002 2001	$379,329 345,813 332,333		$220,391 128,000 102,641		$13,776 12,800 22,452		$297,604 184,951 213,140	66,275 26,225 16,600		$35,450 31,526 28,591
Jay M. Ellison Executive Vice President—Operations	2003 2002 2001	$379,329 345,813 318,791		$264,469 128,000 102,641		$13,223 — 10,264		$297,604 184,951 213,140	66,725 26,225 16,600		$35,806 30,872 6,204
Michael S. Irizarry Executive Vice President—Engineering and Chief Technical Officer	2003 2002 2001	$311,881 235,584 —		$152,211 88,000 —	$	— — —		$187,322 290,082 —	41,725 48,150 —		$12,012 222 —

(1)
Mr. LeRoy T. Carlson, Jr., Chairman of U.S. Cellular receives no compensation directly from U.S. Cellular. Mr. Carlson is compensated by TDS in connection with his services for TDS and TDS subsidiaries, including U.S. Cellular. A portion of Mr. Carlson's salary and bonus paid by TDS is charged to U.S. Cellular by TDS pursuant to the Intercompany Agreement discussed below under "Intercompany Agreement." Accordingly, pursuant to the requirements of the SEC, such amounts charged to U.S. Cellular by TDS are reported in the above table in addition to the information presented for the other named executive officers. The amount of Mr. Carlson's 2003 bonus has not yet been determined. Mr. Carlson does not receive any long-term compensation awards or any other compensation from U.S. Cellular. Mr. Carlson receives long-term and other compensation from TDS, but this is not charged to U.S. Cellular.

(2)
Does not include the discount amount of any employee stock purchase plan since such plans are generally available to all eligible salaried employees. Does not include the value of any perquisites and other personal benefits, securities or property because the aggregate amount of such compensation is less than the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officers above.

(3)
Represents the dollar value of base salary (cash and non-cash) earned by the named executive officer during the fiscal year identified.

(4)
Represents the dollar value of bonus (cash and non-cash) earned by the named executive officer during the fiscal year identified. The final bonus for 2003 has not been determined for Mr. Carlson.

(5)
Represents the fair market value as of the grant date of phantom stock units of our Common Shares credited to such officer with respect to deferred bonus compensation. See "Bonus Deferral and Company Match Awards." Mr. Carlson also receives a credit of phantom stock units with respect to TDS Common Shares but this is not charged to U.S. Cellular.

(6)
In 2001, 2002 and 2003, the Stock Option Compensation Committee approved a grant of performance share awards ("Performance Share Awards"), as detailed below. The amount reported is an actual award.

The following table summarizes the restricted stock awards:

	John E. Rooney	Kenneth R. Meyers	Jay M. Ellison	Michael S. Irizarry
Granted in 2001:
2001 Performance Award—Vested 3/31/04	6,682	3,322	3,322	—

Total Grant Date Dollar Value for 2001	$396,911	$213,140	$213,140	$—

Granted in 2002:
2002 Performance Award—Vests 2/18/05	—	—	—	7,800
2002 Performance Award—Vests 3/31/05	5,919	4,511	4,511	—

Total Grant Date Dollar Value for 2002	$242,679	$184,951	$184,951	$290,082

Granted in 2003:
2003 Performance Award—Vests 3/31/06	14,981	12,605	12,605	7,934

Total Grant Date Dollar Value for 2003	$366,585	$297,604	$297,604	$187,322

Summary of Restricted Stock Outstanding at 12/31/03:
Unvested shares of restricted stock as of 12/31/03	27,582	20,438	20,438	15,734

Dollar Value as of 12/31/03	$979,161	$725,549	$725,549	$558,557

The Grant Date Dollar Value of the above awards is calculated using the closing price of the Common Shares on the award date. The Dollar Value as of December 31, 2003 is calculated using the closing price of our Common Shares on December 31, 2003 of $35.50.

(7)
Represents the number of shares of our common stock subject to stock options awarded during the fiscal year identified. No stock appreciation rights ("SARs") were awarded, either on a stand-alone basis or in tandem with options, during any of the identified fiscal years.

(8)
Includes contributions by us for the benefit of the named executive officer under the TDS Tax-Deferred Savings Plan ("TDSP"), the TDS Pension Plan ("Pension Plan"), the TDS Supplemental Executive Retirement Plan ("SERP"), and the dollar value of any insurance premiums paid during the covered fiscal year with respect to life insurance for the benefit of the named executive ("Life Insurance"), as indicated below for 2003:

	John E. Rooney	Kenneth R. Meyers	Jay M. Ellison	Michael S. Irizarry
TDSP	$6,989	$7,024	$7,062	$—
Pension Plan	9,390	9,390	9,390	9,390
SERP	30,610	18,440	18,440	2,306
Life Insurance	3,564	596	914	316

Total	$50,553	$35,450	$35,806	$12,012

General Information Regarding Options

        The following tables show, as to the executive officers who are named in the Summary Compensation Table, certain information regarding options.

Individual Option Grants in 2003

						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Terms (5)
	Number of Securities Underlying Options Granted (2)
		% of Total Options Granted to Employees (3)
			Exercise Price	Market Price (4)	Expiration Date
Name (1)						5%	10%
John E. Rooney (6)	175,000	12.2%	$24.47	$24.47	04/21/13	$2,693,084	$6,824,804
Kenneth R. Meyers (7)	66,275	4.6%	$23.61	$23.61	03/31/13	$984,065	$2,493,813
Jay M. Ellison (7)	66,275	4.6%	$23.61	$23.61	03/31/13	$984,065	$2,493,813
Michael S. Irizarry (7)	41,725	3.0%	$23.61	$23.61	03/31/13	$619,541	$1,570,039

(1)
Mr. LeRoy T. Carlson, Jr., does not receive options from U.S. Cellular. Mr. Carlson receives long-term compensation from TDS, but this is not charged to U.S. Cellular by TDS.

(2)
Represents the number of shares underlying options awarded to the named executive during the fiscal year.

(3)
Represents the percent of total shares underlying options awarded to employees during the fiscal year.

(4)
Represents the per share fair market value of our shares as of the award date.

(5)
Represents the potential realizable value of each grant of options, assuming that the market price of our shares appreciates in value from the award date to the end of the option term at the indicated annualized rates.

(6)
Such options were granted as of April 21, 2003, and become exercisable with respect to 25% of the shares underlying the option on March 31, 2004, 2005 and 2006 and become fully vested on October 10, 2006.

(7)
Such options were granted as of March 31, 2003, and become exercisable with respect to 25% of the shares underlying the option on March 31, 2004, 2005, 2006 and 2007.

No SARs were granted in 2003.

Option Exercises in 2003 and
December 31, 2003 Option Values

	2003		As of December 31, 2003
			Number of Securities Underlying Unexercised Options/SARs (4)		Value of Unexercised In-the-Money Options/SARs (5)
	Shares Acquired on Exercise (2)	Value Realized (3)
Name (1)			Exercisable	Unexercisable	Exercisable	Unexercisable
John E. Rooney
2003 Options (6)	—	$—	—	175,000	$—	$1,930,250
2002 Options (7)	—	—	8,250	24,750	—	—
2001 CEO Options (8)	—	—	8,000	12,000	—	—
2000 CEO Initial Options (9)	—	—	33,000	22,000	—	—

Total	—	$—	49,250	233,750	$—	$1,930,250

Kenneth R. Meyers
2003 Options (6)	—	$—	—	66,275	$—	$788,010
2002 Options (7)	—	—	6,556	19,669	—	—
2001 Options (10)	—	—	6,640	9,960	—	—
2000 Options (11)	—	—	2,856	1,906	—	—
1999 Options (12)	—	—	7,680	1,920	—	—
1998 Options (13)	—	—	7,680	—	11,981	—
1997 Options (14)	—	—	5,760	—	59,040	—

Total	—	$—	37,172	99,730	$71,021	$788,010

Jay M. Ellison
2003 Options (6)	—	$—	—	66,275	$—	$788,010
2002 Options (7)	—	—	6,556	19,669	—	—
2001 Options (10)	—	—	6,640	9,960	—	—
2000 Initial Options (15)	—	—	2,766	1,847	—	—

Total	—	$—	15,962	97,751	$—	$788,010

Michael S. Irizarry
2003 Options (6)	—	$—	—	41,725	$—	$496,110
2002 Options (7)	—	—	5,287	15,863	—	—
2002 Initial Options (16)	—	—	5,400	21,600	—	—

Total	—	$—	10,687	79,188	$—	$496,110

(1)
Mr. LeRoy T. Carlson, Jr., does not receive options or SARs from U.S. Cellular. Mr. Carlson receives long-term compensation from TDS, but this is not charged to U.S. Cellular by TDS.

(2)
Represents the number of our Common Shares with respect to which Options or SARs were exercised.

(3)
Represents the aggregate dollar value realized upon exercise, based on the difference between the fair market value of such shares on the date of exercise and the aggregate exercise price.

(4)
Represents number of shares subject to free-standing options, as indicated, as of December 31, 2003. All options listed above are transferable to permitted transferees.

(5)
Represents the aggregate dollar value of in-the-money, unexercised options held at December 31, 2003, based on the difference between the exercise price and $35.50, the closing price of our Common Shares on December 31, 2003.

(6)
The 2003 Options become exercisable in annual increments of 25% on March 31 of each year beginning in 2004 and ending in 2007 (except that all options become fully vested on October 10, 2006 with respect to Mr. Rooney), and are exercisable until April 21, 2013 at an exercise price of $24.47 for Mr. Rooney, and are exercisable until March 31, 2013 at an exercise price of $23.61 for Mr. Meyers, Mr. Ellison and Mr. Irizarry.

(7)
The 2002 Options become exercisable in annual increments of 25% on March 31 of each year beginning in 2003 and ending in 2006, and are exercisable until March 31, 2012 at an exercise price of $41.00.

(8)
The 2001 CEO Options become exercisable in annual increments of 20% on March 31 of each year beginning in 2002 and ending in 2006, and are exercisable until May 29, 2011 at an exercise price of $59.40.

(9)
The 2000 CEO Initial Options become exercisable with respect to 20% of the shares underlying the option on April 10 of each year beginning in 2001 and ending in 2005, and are exercisable until April 10, 2010 at an exercise price of $69.19.

(10)
The 2001 Options become exercisable in annual increments of 20% on March 31 of each year beginning in 2002 and ending in 2006, and are exercisable until May 8, 2011 at an exercise price of $64.16.

(11)
The 2000 Options become exercisable in annual increments of 20% on March 31 of each year beginning in 2001 and ending in 2005, and are exercisable until March 31, 2010 at an exercise price of $71.00.

(12)
The 1999 Options become exercisable in annual increments of 20% on March 31 of each year beginning in 2000 and ending in 2004, and are exercisable until March 31, 2009 at an exercise price of $44.00.

(13)
The 1998 Automatic Options become exercisable in annual increments of 20% on March 31 of each year beginning in 1999 and ending in 2003, and are exercisable until March 31, 2008 at an exercise price of $33.94.

(14)
The 1997 Automatic Options become exercisable in annual increments of 20% on March 31 of each year beginning in 1998 and ending in 2002, and are exercisable until May 14, 2007 at the exercise price of $25.25.

(15)
The 2000 Initial Options become exercisable with respect to 20% of the shares underlying the option on September 1 of each year beginning in 2001 and ending in 2005, and are exercisable until September 1, 2010 at an exercise price of $73.31.

(16)
The 2002 Initial Options become exercisable with respect to 20% of the shares underlying the option on February 18 of each year beginning in 2003 and ending in 2007, and are exercisable until February 18, 2012 at an exercise price of $37.19.

Pension Plan and Supplemental Benefit Agreement

        We previously adopted the TDS Wireless Companies' Pension Plan (the "Wireless Pension Plan"). The Wireless Pension Plan, a qualified noncontributory defined contribution pension plan, provided pension benefits for our employees. Under the Wireless Pension Plan, pension contributions were calculated separately for each participant, based on a fixed percentage of the participant's qualifying compensation, and are funded currently.

        Effective January 1, 2001, the TDS Employees' Pension Trust (the "TDS Target Pension Plan") was merged with and into the Wireless Pension Plan and the new merged plan is titled the TDS Pension Plan. All of the plan assets which had been held for the TDS Target Pension Plan and the Wireless Pension Plan were combined to be held on a consolidated basis for the new TDS Pension Plan, which will pay all benefits which previously accrued under both the TDS Target Pension Plan and the Wireless Pension Plan and all future pension plan accruals. All eligible participants who have been receiving a pension benefit contribution based on a fixed percentage of their qualifying compensation under the Wireless Pension Plan continue to be eligible for such benefit under the TDS Pension Plan.

        The amounts of the annual contributions for the benefit of the named executive officers under the Wireless Pension Plan and TDS Pension Plan are included above in the Summary Compensation Table under "All Other Compensation."

        We have also adopted a Supplemental Executive Retirement Plan ("SERP") to provide supplemental benefits under the Wireless Pension Plan and effective January 1, 2001, the TDS Pension Plan. The SERP was established to offset the reduction of benefits caused by the limitation on annual employee compensation which can be considered for tax qualified pension plans under the Internal Revenue Code. The SERP is a nonqualified deferred compensation plan and is intended to be unfunded. The amounts of the accruals for the benefit of the named executive officers are included above in the Summary Compensation Table under "All Other Compensation."

Purchase of Residence from Employee

        In December 2003, to facilitate the relocation of Conrad Hunter from Tennessee to Illinois, U.S. Cellular purchased his primary residence for $722,500, based on the average of two independent third-party appraisals.

Bonus Deferral and Company Match Awards

        The 1998 Long Term Incentive Program permits employees selected by the stock option compensation committee to defer all or a portion of their annual bonus to a deferred compensation account ("Deferral Program"). The executive officers who have deferred their bonuses are identified in the Summary Compensation Table above. See footnote 5 to such table. If a selected employee elects to defer all or a portion of his or her annual bonus under the Deferral Program, we will allocate a match award to the employee's deferred compensation account in an amount equal to the sum of (1) 25% of the deferred bonus amount which is not in excess of one-half of the employee's gross bonus for the year and (2) 33 1/3% of the deferred bonus amount which is in excess of one-half of the employee's gross bonus for the year. The fair market value of the matched stock units are reported in the Summary Compensation Table under "Other Annual Compensation." An employee will be fully vested in the deferred bonus amounts credited to his or her deferred compensation account. One-third of the U.S. Cellular match award credited to the employee's deferred compensation account will become vested on each of the first three anniversaries of the last day of the year for which the applicable bonus is payable, provided that such employee is an employee of U.S. Cellular or an affiliate on such date and the deferred bonus amount has not been withdrawn or distributed before such date. Amounts credited to an employee's deferred compensation account will be deemed to be invested in phantom Common Shares at the time the amounts are credited to the deferred compensation account. An employee will receive an amount equal to his or her vested deferred compensation account balance on the earlier of the date specified by the employee or when he or she terminates employment with U.S. Cellular and all its affiliates. Our board of directors may determine that all match awards will become fully vested upon certain changes of control of U.S. Cellular.

Compensation of Directors

        Our board of directors amended the compensation plan (the "Non-Employee Directors' Plan") for non-employee directors in 2002. A non-employee director is a director who is not an employee of U.S. Cellular, TDS or TDS Telecom. The purpose of the Non-Employee Directors' Plan is to provide reasonable compensation to non-employee directors in connection with their services to U.S. Cellular in order to induce qualified persons to become and serve as non-employee members of our board of directors.

        The Non-Employee Directors' Plan provides that each non-employee director will receive an annual director's fee of $34,000 payable annually. The plan also provides that each non-employee director serving on the audit committee will receive an annual director's fee of $8,000, except for the chairperson, who will receive a fee of $18,000. The plan also provides that each non-employee director will receive a fee of $2,000 for serving on the stock option compensation committee except for the chairperson, who will receive a fee of $4,000. It also provides that each non-employee director will receive a fee of $1,500 for board of directors and audit committee meetings and $1,000 for stock option compensation committee meetings, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with travel to, and attendance at, each regularly scheduled or special meeting.

        The Non-Employee Directors' Plan further provides that each non-employee director may elect to receive up to fifty percent (50%) of any or all of the above retainers or meeting fees for regularly scheduled meetings of the board (five per year), by the delivery of U.S. Cellular Common Shares having a fair market value as of the date of payment equal to the cash amount of the retainer or fee foregone.

        Under the Non-Employee Directors' Plan, for purposes of determining the number of Common Shares deliverable in connection with any of the foregoing elections, the fair market value of a Common Share will be the average closing price of our Common Shares as reported in the American Stock Exchange Composite Transactions section of The Wall Street Journal for the twenty trading days before the annual meeting of shareholders or the date of the board meeting, as applicable. Our board of directors has reserved 10,000 Common Shares for issuance pursuant to the Non-Employee Directors' Plan.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        On February 29, 2004, there were outstanding 53,146,566 Common Shares, par value $1.00 per share (excluding 1,899,702 shares held by U.S. Cellular and 22,534 shares held by a subsidiary), and 33,005,877 Series A Common Shares, par value $1.00 per share, representing a total of 86,152,443 shares of common stock. As of February 29, 2004, no shares of our Preferred Stock, par value $1.00 per share, were outstanding. Holders of outstanding Common Shares are entitled to elect 25% of the directors (rounded up to the nearest whole number) and are entitled to one vote for each Common Share held in such holder's name with respect to all matters on which the holders of Common Shares are entitled to vote at the annual meeting. The holder of Series A Common Shares is entitled to elect 75% of the directors (rounded down to the nearest whole number) and is entitled to ten votes for each Series A Common Share held in such holder's name with respect to all other matters on which the holder of Series A Common Shares is entitled to vote. Accordingly, the voting power of the Series A Common Shares with respect to matters other than the election of directors was 330,058,770 votes, and the total voting power of all outstanding shares of capital stock was 383,205,336 as of February 29, 2004.

Security Ownership of U.S. Cellular by Certain Beneficial Owners

        The following table sets forth, as of February 29, 2004, or the latest practicable date, information regarding the person(s) who beneficially own more than 5% of any class of our voting securities.

Shareholder's Name and Address	Title of Class or Series	Shares of Class or Series Owned (1)	Percent of Class or Series		Percent of Shares of Common Stock		Percent of Voting Power (2)
Telephone and Data Systems, Inc. 30 North LaSalle Street Chicago, Illinois 60602	Common Shares Series A Common Shares (3)	37,782,826 33,005,877	71.1 100.0	% %	43.9 38.3	% %	9.9 86.1	% %
Gabelli Funds, LLC (4) One Corporate Center Rye, New York 10580	Common Shares	2,796,328	5.3%		3.2%		0.7%

(1)
The nature of beneficial ownership is sole voting and investment power unless otherwise specified.

(2)
Represents voting power in matters other than the election of directors.

(3)
The Series A Common Shares are convertible on a share-for-share basis into Common Shares.

(4)
Based on the most recent Schedule 13D filed with the SEC. Includes shares held by the following affiliates:

Gabelli Funds, LLC—186,101 Common Shares; GAMCO Investors, Inc.—2,598,227 Common Shares; MJG Associates, Inc.—10,000 Common Shares; and Gabelli Securities, Inc.—2,000 Common Shares. In such Schedule 13D, such group reports sole or shared investment authority over 2,796,328 Common Shares and has reported sole voting power with respect to 2,598,828 Common Shares.

Security Ownership of U.S. Cellular by Management

        Several of our officers and directors indirectly hold substantial ownership interests in U.S. Cellular by virtue of their ownership of the capital stock of TDS. See "Beneficial Ownership of TDS by Directors and Executive Officers of U.S. Cellular" below. In addition, the following executive officers and directors and all officers and directors as a group beneficially owned the following number of our Common Shares as of February 29, 2004 or the latest practicable date:

Name	Title of Class or Series	Amount and Nature of Beneficial Ownership (1)	Percent Class or Series	Percent of Shares of Common Stock	Percent of Voting Power (2)
LeRoy T. Carlson	Common Shares	1,243	*	*	*
LeRoy T. Carlson, Jr.	—	—	—	—	—
John E. Rooney (3)(8)	Common Shares	167,437	*	*	*
Walter C.D. Carlson	Common Shares	2,861	*	*	*
Sandra L. Helton	—	—	—	—	—
Kenneth R. Meyers (4)(8)	Common Shares	114,859	*	*	*
Paul-Henri Denuit	—	—	—	—	—
J. Samuel Crowley	—	—	—	—	—
Harry J. Harczak, Jr.	Common Shares	219	*	*	*
Jay M. Ellison (5)	Common Shares	65,715	*	*	*
Michael S. Irizarry (6)	Common Shares	47,539	*	*	*
All directors and executive officers as a group (27 persons) (7)(8)	Common Shares	598,265	*	*	*

*
Less than 1%.

(1)
The nature of beneficial ownership is sole voting and investment power unless otherwise specified.

(2)
Represents voting power in matters other than the election of directors.

(3)
Includes 116,250 Common Shares subject to options which are currently exercisable or exercisable within 60 days. Also includes shares of restricted stock which are subject to future vesting.

(4)
Includes 66,488 Common Shares subject to options which are currently exercisable or exercisable within 60 days. Also includes shares of restricted stock which are subject to future vesting. Also includes 1,000 Common Shares which are held by a trust for which Mr. Meyers is a trustee. Mr. Meyers disclaims beneficial ownership of such shares.

(5)
Includes 42,406 Common Shares subject to options which are currently exercisable or exercisable within 60 days. Also includes shares of restricted stock which are subject to future vesting.

(6)
Includes 31,805 Common shares subject to options which are currently exercisable or exercisable within 60 days. Also includes shares of restricted stock which are subject to future vesting.

(7)
Includes 391,207 Common Shares subject to options which are currently exercisable or exercisable within 60 days. Also includes shares of restricted stock which are subject to future vesting.

(8)
Includes shares as to which voting and/or investment power is shared.

Description of TDS Securities

        The authorized capital stock of TDS includes Common Shares, $.01 par value (the "TDS Common Shares"), Series A Common Shares, $.01 par value, (the "TDS Series A Shares") and Preferred Shares, $.01 par value (the "TDS Preferred Shares"). As of February 29, 2004, 50,788,519 TDS Common Shares (excluding 5,517,343 Common Shares held by TDS and 484,012 Common Shares held by a subsidiary of TDS), 6,444,555 TDS Series A Shares (representing a total of 57,233,074 shares of common stock) and 38,645 TDS Preferred Shares were outstanding.

        The TDS Series A Shares have ten votes per share, and TDS Common Shares and TDS Preferred Shares have one vote per share, for total voting power of 115,272,714 votes at February 29, 2004. The holders of TDS Series A Shares, TDS Common Shares and TDS Preferred Shares vote as a single group, except with respect to matters as to which the Delaware General Corporate Law grants class voting rights and with respect to the election of directors. With respect to the election of directors, the holders of TDS Common Shares are entitled to elect 25% of the directors of TDS, rounded up to the nearest whole number, plus one director, and the holders of TDS Series A Shares and TDS Preferred Shares, voting as a group, are entitled to elect the remaining members of the board of directors of TDS.

Beneficial Ownership of TDS by Directors and Executive Officers of U.S. Cellular

        The following table sets forth the number of TDS Common Shares and TDS Series A Shares beneficially owned by each director of U.S. Cellular, by each executive officer named in the

Summary Compensation Table and by all directors and executive officers of U.S. Cellular as a group as of February 29, 2004 or the latest practicable date.

Name of Individual or Number of Persons in Group	Title of TDS Class or Series	Amount and Nature of Beneficial Ownership (1)	Percent of TDS Class or Series		Percent of Shares of TDS Common Stock		Percent of TDS Voting Power (2)
LeRoy T. Carlson, Jr., Walter C.D. Carlson, Letitia G.C. Carlson and Prudence E. Carlson (3)	TDS Series A Shares	6,058,263	94.0%		10.6%		52.6%
LeRoy T. Carlson (4)	TDS Common Shares TDS Series A Shares	224,141 52,321	* *		* *		* *
LeRoy T. Carlson, Jr. (5)	TDS Common Shares TDS Series A Shares	406,076 17,576	* *		* *		* *
Walter C.D. Carlson (6)	TDS Common Shares TDS Series A Shares	2,888 862	* *		* *		* *
Sandra L. Helton (7)	TDS Common Shares	149,724	*		*		*
John E. Rooney	TDS Common Shares	762	*		*		*
Kenneth R. Meyers (8)	TDS Common Shares	1,689	*		*		*
Paul-Henri Denuit	—	—	—		—		—
J. Samuel Crowley	—	—	—		—		—
Harry J. Harczak, Jr.	—	—	—		—		—
Jay M. Ellison	—	—	—		—		—
Michael S. Irizarry	—	—	—		—		—
All directors and executive officers as a group (27 persons) (8)	TDS Common Shares TDS Series A Shares	785,431 6,129,022	1.5 95.0	% %	1.4 10.7	% %	* 53.2%

*
Less than 1%

(1)
The nature of beneficial ownership is sole voting and investment power, unless otherwise specified.

(2)
Represents voting power in matters other than the election of directors.

(3)
The shares of TDS listed are held by the persons named as trustees under a voting trust which expires June 30, 2035, created to facilitate long-standing relationships among the trust certificate holders. Under the terms of the voting trust, the trustees hold and vote the TDS Series A Shares of TDS held in the trust. If the voting trust were terminated, the following individuals, directly or indirectly, would each be deemed to own beneficially over 5% of the outstanding TDS Series A Shares: LeRoy T. Carlson, Jr., Catherine Mouly (wife of LeRoy T. Carlson, Jr.), Walter C.D. Carlson, Prudence E. Carlson, Richard Beckett (husband of Prudence E. Carlson), and Dr. Letitia G.C. Carlson.

(4)
Includes 197,817 TDS Common Shares that Mr. LeRoy T. Carlson may purchase pursuant to stock options which are currently exercisable or exercisable within 60 days, and 52,321 TDS Series A Shares held by Mr. Carlson's wife. Beneficial ownership is disclaimed as to the shares held by Mr. Carlson's wife. Does not include 45,562 TDS Series A Shares held for the benefit of Mr. LeRoy T. Carlson or 186,497 TDS Series A Shares held for the benefit of Mr. Carlson's wife (an aggregate of 232,059 shares, or 3.6% of class) in the voting trust described in footnote (3) above. Beneficial ownership is disclaimed as to TDS Series A Shares held for the benefit of his wife and grandchildren in such voting trust.

(5)
Includes 1,135 TDS Common Shares and 5,177 TDS Series A Shares held by Mr. Carlson's wife outside the voting trust. Includes 385,618 TDS Common Shares that Mr. LeRoy T. Carlson, Jr. may purchase pursuant to stock options which are currently exercisable or exercisable within 60 days. Does not include 1,807,276 TDS Series A Shares (28.0% of class) held in the voting trust referred to in footnote (3) above, of which 175,194 shares are held for the benefit of Mr. LeRoy T. Carlson, Jr. and 1,540,969 shares are held by family partnerships, of which Mr. Carlson is a general partner. Beneficial ownership is disclaimed with respect to an aggregate of 91,113 TDS Series A Shares held for the benefit of his wife, his children and others in such voting trust.

(6)
Does not include 1,875,556 TDS Series A Shares (29.1% of class) held in the voting trust referred to in footnote (3) above, of which 1,084,482 shares are held for the benefit of Mr. Walter C.D. Carlson and 678,276 shares are held by a family partnership, of which Mr. Carlson is a general partner. Beneficial ownership is disclaimed with respect to an aggregate of 112,798 TDS Series A Shares held for the benefit of his wife and children in such voting trust.

(7)
Includes 146,495 TDS Common Shares that Ms. Helton may purchase pursuant to stock options which are currently exercisable or exercisable within 60 days.

(8)
Includes 729,930 shares subject to stock options exercisable on February 29, 2004 or within 60 days thereof.

Security Ownership of TDS by Certain Beneficial Owners

        In addition to the persons listed under "Beneficial Ownership of TDS by Directors and Executive Officers of U.S. Cellular," the following table sets forth, as of February 29, 2004, or the latest practicable date, information regarding the persons who own beneficially more than 5% of any class of the voting securities of TDS. The nature of beneficial ownership in this table is sole voting and investment power, except as otherwise set forth in the footnotes.

Shareholder's Name and Address	Title of Class or Series	Shares of Class or Series Owned	Percent of Class or Series	Percent of Shares of Common Stock	Percent of Voting Power (1)
Southeastern Asset Management Inc. (2) 6410 Poplar Ave., Suite 900 Memphis, TN 38119	TDS Common Shares	11,909,257	23.4%	20.8%	10.3%
Gabelli Funds, Inc. (3) One Corporate Center Rye, New York 10580	TDS Common Shares	4,889,555	9.6%	8.5%	4.2%
Wallace R. Weitz & Company (4) 1125 South 103rd Street, Suite 600 Omaha, Nebraska 68124-6008	TDS Common Shares	3,140,100	6.2%	5.5%	2.7%
Bennet Miller (5) Lafayette, Indiana 47905	TDS Preferred Shares	30,000	77.6%	N/A	*

*
Less than 1%

(1)
Represents voting power in matters other than the election of directors.

(2)
Based on the most recent Schedule 13G (Amendment No. 4) filed with the SEC, Southeastern Asset Management reports that it has sole power to vote or direct the vote of 6,039,957 Common Shares and shared power to vote 3,598,500 shares. Southeastern Asset Management reports that it has sole power to dispose or to direct the disposition of 8,301,757 Common Shares and shared power to dispose or direct the disposition of 3,598,500 Common Shares and no power of disposition with respect to 9,000 Common Shares.

(3)
Based upon a Schedule 13D (Amendment No. 10) filed with the SEC. Includes shares held by the following affiliates: GAMCO Investors, Inc.—3,110,776 Common Shares; Gabelli Funds, LLC—1,771,279 Common Shares; Gabelli Group Capital Partners, Inc.—4,000 Common Shares; Mario J. Gabelli—2,500 Common Shares; and Gabelli Securities, Inc.—1,000 Common Shares. In such Schedule 13D, such group reports sole or shared investment authority over 4,889,555 Common Shares and has reported sole voting power with respect to 4,670,455 Common Shares.

(4)
Based on the most recent Schedule 13G (Amendment No. 1) filed with the SEC, Wallace R. Weitz & Company reports that it has sole or shared power to vote or direct the vote of 3,112,100 Common Shares and sole or shared power to dispose or to direct the disposition of 3,140,100 Common Shares.

(5)
Represents Series TT Preferred Shares.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The following table provides information as of December 31, 2003 regarding U.S. Cellular Common Shares that may be issued under equity compensation plans currently maintained by U.S. Cellular.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon the exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,770,000	$33.87	3,889,000
Equity compensation plans not approved by security holders (2)	—	—	7,000

TOTAL	2,770,000	$33.87	3,896,000

(1)
This includes the following plans that have been approved by U.S. Cellular shareholders:

Plan	Number of securities to be issued upon the exercise of outstanding options and rights	Number of securities remaining available for future issuance (excluding securities reflected in prior column)
2003 Employee Stock Purchase Plan	—	149,000
2003 Long-Term Incentive Plan	2,770,000	3,740,000

TOTAL	2,770,000	3,889,000

See Note 17—Common Shareholders' Equity, in the notes to the consolidated financial statements included in our 2003 Annual Report to Shareholders included in Exhibit 13 for certain information about these plans.

(2)
This includes the following plans that have not been approved by U.S. Cellular shareholders:

Plan	Number of securities to be issued upon the exercise of outstanding options and rights	Number of securities remaining available for future issuance (excluding securities reflected in prior column)
Compensation Plan for Non-Employee Directors	—	7,000

        The material terms of the Compensation Plan for Non-Employee Directors are set forth above under "Compensation of Directors" and are incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions

Compensation Committee Interlocks and Insider Participation

        LeRoy T. Carlson, Jr., President and Chief Executive Officer of TDS, makes annual executive compensation decisions for TDS, other than for himself. The stock option compensation committee of TDS makes annual executive compensation decisions for the President of TDS and approves long-term compensation awards for the executive officers of TDS. The TDS stock option compensation committee is comprised of members of the TDS board of directors who are not officers or employees of TDS or any of its subsidiaries and who are not directors of any TDS subsidiaries. LeRoy T. Carlson, Jr., is a member of the board of directors of TDS and U.S. Cellular. Mr. Carlson is also the Chairman of U.S. Cellular and, as such, approves annual compensation for executive officers of U.S. Cellular. He is compensated by TDS for his services to TDS and all of its subsidiaries. However, TDS is reimbursed by U.S. Cellular for a portion of Mr. Carlson's salary and bonus paid by TDS, pursuant to the intercompany agreement described below. See Footnote (1) to the Summary Compensation Table above. John E. Rooney, a director and President of U.S. Cellular, participated in executive compensation decisions for U.S. Cellular, other than for himself. Long-term compensation for executive officers is approved by our stock option compensation committee, which currently consists of Paul-Henri Denuit and J. Samuel Crowley. Our stock option compensation committee is comprised of members of our board of directors who are not officers or employees of TDS or U.S. Cellular or their subsidiaries.

        LeRoy T. Carlson, Jr. and Walter C.D. Carlson, directors of U.S. Cellular, are trustees and beneficiaries of the voting trust which controls TDS, which controls U.S. Cellular, and LeRoy T. Carlson, a director of U.S. Cellular, is a beneficiary of such voting trust. See "Security Ownership of Certain Beneficial Owners and Management." LeRoy T. Carlson, LeRoy T. Carlson, Jr., Walter C.D. Carlson and Sandra L. Helton, directors of U.S. Cellular, are also directors of TDS. See "Election of Directors." We have entered into a number of arrangements and transactions with TDS. Some of these arrangements were established at a time prior to our initial public offering when TDS owned more than 90% of our outstanding capital stock and were not the result of arm's-length negotiations. There can be no assurance that such arrangements will continue or that the terms of such arrangements will not be modified in the future. If additional transactions occur in the future, there can be no assurance that the terms of such future transactions will be favorable to us or will continue to provide us with the same level of support for our financing and other needs as TDS has provided in the past. The principal arrangements that exist between U.S. Cellular and TDS are summarized below.

Exchange Agreement

        U.S. Cellular and TDS are parties to an exchange agreement dated July 1, 1987, as amended as of April 7, 1988.

        Common Share Purchase Rights; Potential Dilution.    The exchange agreement granted TDS the right to purchase additional Common Shares of U.S. Cellular sold after our initial public offering, to the extent necessary for TDS to maintain its proportionate interest in our Common Shares. For purposes of calculating TDS's proportionate interest in our Common Shares, the Series A Common Shares are treated as if converted into Common Shares. Upon notice to U.S. Cellular, TDS is entitled to subscribe to each issuance in full or in part at its discretion. If TDS decides to waive, in whole or in part, one or more of its purchase opportunities, the number of Common Shares subject to purchase as a result of subsequent issuances will be further reduced.

        If TDS elects to exercise its purchase rights, it is required to pay cash for all Common Shares issued to it by us, unless otherwise agreed. In the case of sales by us of Common Shares for cash, TDS is required to pay the same price per Common Share as the other buyers. In the case of sales for consideration other than cash, TDS is required to pay cash equal to the fair market value of such other consideration as determined by our board of directors. Depending on the price per

Common Share paid by TDS upon exercise of these rights, the issuance of Common Shares by us pursuant thereto could have a dilutive effect on our other shareholders. The purchase rights described above are in addition to the preemptive rights granted to TDS as a holder of Series A Common Shares under our restated certificate of incorporation.

        Funding of License Costs.    Through the date of our initial public offering, TDS had funded or made provisions to fund all the legal, engineering and consulting expenses incurred in connection with the wireline application and settlement process and that portion of the price of cellular interests acquired by purchase that represented the cost of cellular licenses. Pursuant to the exchange agreement, as amended, TDS has agreed to fund as an additional capital contribution, without the issuance of additional stock or the payment of any other consideration to TDS, additional costs associated with the acquisition of the additional cellular interests that we had a right to acquire at the time of the initial public offering. Through December 31, 2003, TDS had funded costs totaling approximately $67.2 million. TDS is obligated under the exchange agreement to make additional capital contributions to us under certain circumstances. Currently TDS has no obligations with respect to additional capital contributions.

        RSA Rights.    Under the exchange agreement: (a) TDS retained all its rights to file applications for and obtain the wireline licenses to operate cellular systems in Rural Service Areas ("RSAs"); (b) TDS retained the right to exchange these RSA rights for additional interests in cellular systems in which we have an interest or interests in cellular systems within the same or other Metropolitan Statistical Areas ("MSAs") or in RSAs; (c) TDS retained the right to acquire telephone, paging or other non-cellular companies with interests in cellular systems; (d) TDS retained the right to acquire interests in RSAs in which we indicated we did not desire to participate; and (e) the rights referred to in (a), (b), (c) and (d) above were to remain the property of TDS unless transferred to us for appropriate consideration.

        Right of Negotiation.    For certain interests, if TDS desires to sell its interest in any RSA, TDS is required to give us the opportunity to negotiate for such interest, subject to TDS being legally able to transfer the interest free of any restrictions on its sale or transfer. If we desire to purchase any interest so offered, TDS is required to negotiate with us concerning the terms and conditions of the transaction, including the price and the method of payment. If we are unable to agree with TDS on the terms and conditions of the transaction during a 60-day negotiation period, TDS would thereafter be under no obligation to offer the interest to us, except if TDS proposed to sell the interest within a year after the end of the negotiation period at a price equal to or lower than our highest written offer during the negotiation period. In such case, we would have the right to purchase the interest at that price.

        Corporate Opportunity Arrangements.    Our restated certificate of incorporation, as amended, provides that, so long as at least 500,000 Series A Common Shares are outstanding, we may not, without the written consent of TDS, engage in any non-cellular activities. We have been informed that TDS intends to give its consent to the acquisition of any non-cellular interest that is incidental to the acquisition of a cellular interest. However, TDS could impose conditions on any such consent, including a requirement that we resell any non-cellular interest to TDS or that we give TDS the right of first refusal with respect to such sale.

        Our restated certificate of incorporation, as amended, also restricts the circumstances under which we are entitled to claim that an opportunity, transaction, agreement or other arrangement to which TDS, or any person in which TDS has or acquires a financial interest, is or should be our property. In general, so long as at least 500,000 Series A Common Shares are outstanding, we will not be entitled to any such "corporate opportunity" unless it relates solely to the construction of, the ownership of interests in, and/or the management of, cellular telephone systems, and then only if such corporate opportunity did not arise in any way as a result of the rights otherwise retained by TDS. Our restated certificate of incorporation allows us to pursue future opportunities to provide cellular service and design, consulting, engineering and construction management services for cellular telecommunications systems located outside the United States.

Tax Allocation Agreement

        We have entered into a tax allocation agreement with TDS under which we have agreed to join in filing consolidated Federal income tax returns with the TDS affiliated group unless TDS requests otherwise. Pursuant to such agreement, TDS files Federal income tax returns and pays Federal income taxes for all members of the TDS consolidated group, including U.S. Cellular and its subsidiaries. U.S. Cellular and its subsidiaries pay TDS for Federal taxes based on the amount they would pay if they were filing a separate return as their own affiliated group and were not included in the TDS group. These payments are based on the average tax rate (excluding the effect of tax credits) of the TDS affiliated group. Any deficiency in tax thereafter proposed by the IRS for any consolidated return year that involves income, deductions or credits of U.S. Cellular or its subsidiaries, and any claim for refund of tax for any consolidated return year that involves such items, will be contested or prosecuted at the sole discretion of TDS and at our expense. To the extent that any deficiency in tax or refund of tax is finally determined to be attributable to the income, deductions or credits of U.S. Cellular, such deficiency or refund will be payable by or to us.

        If we cease to be a member of the TDS affiliated group, and for a subsequent year U.S. Cellular and its subsidiaries are required to pay a greater amount of Federal income tax than they would have paid if they had not been members of the TDS group after June 30, 1987, TDS will reimburse us for the excess amount of tax, without interest. In determining the amount of reimbursement, any profits or losses from new business activities acquired by us or our subsidiaries after we leave the TDS group will be disregarded. No reimbursement will be required if at any time in the future U.S. Cellular becomes a member of another affiliated group in which U.S. Cellular is not the common parent or fewer than 500,000 Series A Common Shares are outstanding. In addition, reimbursement will not be required on account of the income of any subsidiary of U.S. Cellular if more than 50% of the voting power of such subsidiary is held by a person or group other than a person or group owning more than 50% of the voting power of TDS.

        Rules similar to those described above will be applied to any state or local franchise or income tax liabilities to which TDS and U.S. Cellular and its subsidiaries are subject and which are required to be determined on a unitary, combined or consolidated basis. U.S. Cellular was refunded $34.6 million by TDS in 2003 for an overpayment of 2002 Federal income taxes and a 2002 net operating loss.

Cash Management Agreement

        From time to time we deposit our excess cash with TDS for investment under TDS's cash management program pursuant to the terms of a cash management agreement. Such deposits are available to us on demand and bear interest each month at the 30-day commercial paper rate reported in The Wall Street Journal on the last business day of the preceding month plus 1/4%, or such higher rate as TDS may in its discretion offer on such demand deposits. We may elect to place funds for a longer period than on demand in which event, if such funds are placed with TDS, they will bear interest at the commercial paper rate for investments of similar maturity plus 1/4%, or at such higher rate as TDS may in its discretion offer on such investments.

Intercompany Agreement

        In order to provide for certain transactions and relationships between the parties, U.S. Cellular and TDS have agreed under an intercompany agreement, among other things, as follows:

        Services.    U.S. Cellular and TDS make available to each other from time to time services relating to operations, marketing, human resources, accounting, customer services, customer billing, finance, and general administration, among others. Unless otherwise provided by written agreement, services provided by TDS or any of its subsidiaries are charged and paid for in conformity with the customary practices of TDS for charging TDS's non-telephone company subsidiaries. Payments by us to TDS for such services totaled $60.1 million in 2003. For services provided to TDS, we receive payment for the salaries of our employees and agents assigned to render such services (plus 40% of the cost of such salaries in respect of overhead) for the time spent rendering such services, plus out-of-pocket expenses. Payments by TDS to us for such services were nominal in 2003.

        Equipment and Materials.    We purchase materials and equipment from TDS and its subsidiaries on the same basis as materials and equipment are purchased by any TDS affiliate from another TDS affiliate. Purchases by us from TDS affiliates totaled $5.7 million in 2003.

        Accountants and Legal Counsel.    We have agreed to engage the firm of independent public accountants selected by TDS for purposes of auditing our financial statements, including the financial statements of our direct and indirect subsidiaries, and providing certain other services. We have also agreed that, in any case where legal counsel is to be engaged to represent the parties for any purpose, TDS has the right to select the counsel to be engaged, which may be the same counsel selected to represent TDS unless such counsel deems there to be a conflict. If we use the same counsel as TDS, each of us and TDS is responsible for the portion of the fees and expenses of such counsel determined by such counsel to be allocable to each.

        Indemnification.    We have agreed to indemnify TDS against certain losses, claims, damages or liabilities, including those arising out of: (1) the conduct of our business (except where the loss, claim, damage or liability arises principally from TDS's gross negligence or willful misconduct); and (2) any inaccurate representation or breach of warranty under the Intercompany Agreement. TDS will similarly indemnify us with respect to: (1) the conduct by TDS of its non-cellular businesses before July 1, 1987 (except where the loss, claim, damage or liability arises principally from U.S. Cellular's gross negligence or willful misconduct); and (2) any inaccurate representation or breach of warranty under the intercompany agreement.

        Disposal of Company Securities.    TDS will not dispose of any of our securities held by it if such disposition would result in the loss of any license or other authorization held by us and such loss would have a material adverse effect on us.

        Transfer of Assets.    Without the prior written consent of TDS, we may not transfer (by sale, merger or otherwise) more than 15% of our consolidated assets unless the transferee agrees to become subject to the Intercompany Agreement.

Registration Rights Agreement; Other Sales of Common Shares

        Under a registration rights agreement, we have agreed, upon the request of TDS, to file one or more registration statements under the Securities Act of 1933 or take other appropriate action under the laws of foreign jurisdictions in order to permit TDS to offer and sell, domestically or abroad, any of our debt or equity securities that TDS may hold at any time. TDS will pay all costs relating thereto and any underwriting discounts and commissions relating to any such offering, except that we will pay the fees of any counsel, accountants, trustees, transfer agents or other agents retained by U.S. Cellular in connection therewith. TDS has the right to select the counsel we retain to assist it to fulfill any of its obligations under the registration rights agreement.

        There is no limitation on the number or frequency of the occasions on which TDS may exercise its registration rights, except that we will not be required to comply with any registration request unless, in the case of a class of equity securities, the request involves at least the lesser of 1,000,000 shares or 1% of the total number of shares of such class then outstanding, or, in the case of a class of debt securities, the principal amount of debt securities covered by the request is at least $5,000,000. We have also granted TDS the right to include its securities in certain registration statements covering offerings by us and will pay all costs of such offerings other than incremental costs attributable to the inclusion of our securities owned by TDS in such registration statements.

        We will indemnify TDS and its officers, directors and controlling persons against certain liabilities arising under the laws of any country in respect of any registration or other offering covered by the registration rights agreement. We have the right to require TDS to delay any exercise by TDS of its rights to require registration and other actions for a period of up to 90 days if, in our judgment, any offering by us then being conducted or about to be conducted would be materially adversely affected. TDS has further agreed that it will not include any of our securities in any registration statement filed by us which, in the judgment of the managing underwriters, would materially adversely affect any offering by us. The rights of TDS under the registration rights agreement are transferable to non-affiliates of TDS.

Insurance Cost Sharing Agreement

        Pursuant to an insurance cost sharing agreement, we and our officers, directors and employees are afforded coverage under certain insurance policies purchased by TDS. A portion of the premiums payable under each such policy is allocated by TDS to us on the same basis as premiums were allocated before the insurance cost sharing agreement was entered into, if the policies are the same as or similar to the policies in effect before the insurance cost sharing agreement was entered into, or on such other reasonable basis as TDS may select from time to time. If TDS decides to change the allocation of premiums at any time, TDS will consult with us before the change is made, but the decision as to whether to make the change will be in the reasonable discretion of TDS. We believe that the amounts payable by us under the insurance cost sharing agreement are generally more favorable than the premiums we would pay if we were to obtain coverage under separate policies.

Employee Benefit Plans Agreement

        Under an employee benefit plans agreement, our employees participate in the TDS tax-deferred savings plan. We reimburse TDS for the costs associated with such participation. In addition, we have agreed to reimburse TDS for certain costs incurred by TDS in connection with the issuance of stock under the TDS employee stock purchase plans to our employees.

Intercompany Loan

        In August 2002, U.S. Cellular entered into a loan agreement with TDS under which U.S. Cellular borrowed $105 million from TDS, which was used for the Chicago 20MHz purchase. The loan bore interest at an annual rate of 8.1%, payable quarterly, and was due in August 2008, with prepayments optional. The terms of the loan did not contain covenants that were more restrictive than those included in U.S. Cellular's senior debt, except that the loan agreement provided that U.S. Cellular may not incur senior debt in an aggregate principal amount in excess of $325,000,000 unless it obtained the consent of TDS as lender. The loan was subordinated to U.S. Cellular's 2002 Revolving Credit Facility until December 19, 2003. U.S. Cellular's board of directors, including independent directors, approved the terms of this loan and determined that such terms were fair to U.S. Cellular and all of its shareholders. This note was paid in full by U.S. Cellular on February 9, 2004.

Other Arrangements

        The following persons are partners of Sidley Austin Brown & Wood LLP, the principal law firm of U.S. Cellular, TDS and their subsidiaries: Walter C.D. Carlson, a trustee and beneficiary of a voting trust that controls TDS and U.S. Cellular, the non-executive Chairman of the Board and member of the board of directors of TDS and a director of U.S. Cellular; William S. DeCarlo, the General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the General Counsel and Assistant Secretary of U.S. Cellular and certain subsidiaries of TDS. Walter C.D. Carlson does not provide legal services to U.S. Cellular, TDS or their subsidiaries.

Item 14.    Principal Accountant Fees and Services

        The following sets forth the aggregate fees (including expenses) billed by U.S. Cellular's principal auditors, PricewaterhouseCoopers LLP, for 2003 and 2002:

	2003	2002
Audit Fees (1)	$914,567	$876,110
Audit Related Fees (2)	16,290	560,000
Tax Fees (3)	—	321,324
All Other Fees (4)	1,500	31,000

Total Fees	$932,357	$1,788,434

(1)
Represents the aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of the annual financial statements for the years 2003 and 2002 included in U.S. Cellular's Form 10-K for each of these years and the reviews of the financial statements included in U.S. Cellular's Form 10-Qs for each of these years, as well as accounting research, review of financial information included in other SEC filings and the issuance of consents and comfort letters. Does not include fees of $16,500 paid to Arthur Andersen LLP in 2002.

(2)
Represents the aggregate fees billed by PricewaterhouseCoopers LLP for assurance and related services for the years 2003 and 2002 that are reasonably related to the performance of the audit or review of financial statements other than the fees disclosed in the foregoing paragraph. These services include acquisition and divestiture related services, accounting consulting and (for 2003 only) Sarbanes-Oxley Section 404 compliance planning. There were no fees paid to Arthur Andersen LLP for audit related services in 2002.

(3)
Represents the aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered in 2003 and 2002 for tax compliance, tax advice and tax planning. These services represented tax consulting services. Does not include fees of $138,625 paid to Arthur Andersen LLP in 2002.

(4)
Represents the aggregate fees billed by PricewaterhouseCoopers LLP for services, other than services covered in (1), (2) or (3) above, for the years 2003 and 2002. These services include consulting on internal audit leadership for 2002 and licensing of a best practices database for 2003. Does not include fees of $12,500 paid to Arthur Andersen LLP in 2002.

        The audit committee determined that the payment of fees for non-audit related services does not conflict with maintaining PricewaterhouseCoopers LLP's independence.

PRE-APPROVAL PROCEDURES

        The audit committee adopted a policy, effective May 6, 2003, as amended as of February 17, 2004, pursuant to which all audit and non-audit services must be pre-approved by the audit committee. Under no circumstances may U.S. Cellular's principal external auditor provide services that are prohibited by the Sarbanes-Oxley Act of 2002 or rules issued thereunder. Non-prohibited audit-related services and certain tax and other services may be provided to U.S. Cellular, subject to such pre-approval process and prohibitions. The audit committee has delegated to the chairman of the audit committee the authority to pre-approve services by the independent auditors and to report such approvals to the full audit committee at each of its regularly scheduled meetings. The pre-approval policy relates to all services provided by U.S. Cellular's principal external auditor and does not include any de minimis exception.

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
Dated April 29, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN E. ROONEY John E. Rooney	Director	April 29, 2004
/s/ KENNETH R. MEYERS Kenneth R. Meyers	Director	April 29, 2004
/s/ LEROY T. CARLSON, JR. LeRoy T. Carlson, Jr.	Director	April 29, 2004
/s/ LEROY T. CARLSON LeRoy T. Carlson	Director	April 29, 2004
/s/ WALTER C.D. CARLSON Walter C.D. Carlson	Director	April 29, 2004
/s/ SANDRA L. HELTON Sandra L. Helton	Director	April 29, 2004
/s/ PAUL-HENRI DENUIT Paul-Henri Denuit	Director	April 29, 2004
/s/ J. SAMUEL CROWLEY J. Samuel Crowley	Director	April 29, 2004
/s/ HARRY J. HARCZAK, JR. Harry J. Harczak, Jr.	Director	April 29, 2004

SIGNATURE PAGE TO FORM 10-K/A-1

INDEX TO EXHIBITS

Exhibit No.	Description of Document
31.1	Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

        The above-listed exhibits include only the exhibits required to be refiled as part of this amendment. All other exhibits have been filed with the original filing of the Annual Report on Form 10-K for the year ended December 31, 2003, or incorporated by reference therein, as set forth in Exhibit 15 thereto.

QuickLinks

EXPLANATORY NOTE
CROSS REFERENCE SHEET AND TABLE OF CONTENTS
PART III
  Item 10. Directors and Executive Officers of the Registrant
Class I Director—To be Elected in 2004
EXECUTIVE OFFICERS
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PRE-APPROVAL PROCEDURES
SIGNATURES
INDEX TO EXHIBITS