Form 10-K/A
period 2003-12-31
UNITED STATES CELLULAR CORP
filed 2004-05-14
CIK 821130

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

        Those sections or portions of the registrant's 2003 Annual Report to Shareholders described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Part II of this report.

Explanatory Note

        United States Cellular Corporation ("U.S. Cellular") is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2003, which was originally filed with the Securities and Exchange Commission ("SEC") on March 12, 2004 and amended on April 29, 2004, to amend Item 1 "Business", Item 6 "Selected Consolidated Financial Data," Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" ("MD&A"), Item 7A "Quantitative and Qualitative Disclosures About Market Risk," Item 8 "Financial Statements and Supplementary Data" and Item 15 "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

        U.S. Cellular filed a Current Report on Form 8-K on April 19, 2004 which disclosed that U.S. Cellular would amend its Annual Report on Form 10-K for the year ended December 31, 2003 to restate financial statements and financial information for each of the years ended December 31, 2003 and 2002, including restated interim quarterly information for those years. This Amendment No. 2 includes the restated financial information for all such periods. U.S. Cellular did not amend its Annual Report on Form 10-K for the year ended December 31, 2002 or any of its Quarterly Reports on Form 10-Q for the interim periods in 2003 or 2002 to reflect the restated financial information included herein and, accordingly, only the restated financial information included in this Amendment No. 2 should be relied upon for such periods.

        The restatement of U.S. Cellular's 2003 and 2002 financial statements relates to the implementation of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," which was adopted on January 1, 2002. Prior to January 1, 2002, U.S. Cellular allocated the excess of purchase price over tangible assets and liabilities acquired to wireless license costs and goodwill. At that time, the accounting treatment for the U.S. Cellular's wireless license costs and goodwill was the same for book purposes, with both asset classes amortized over an expected life of 40 years. However, no deferred taxes were provided on the amounts allocated to goodwill.

        Based upon a subsequent review of goodwill, U.S. Cellular has restated the allocation of $138.9 million of purchase price recorded as goodwill to wireless license costs as of January 1, 2002, the date of the adoption of SFAS No. 142. In connection with this restatement, an additional deferred tax liability of $90.7 million was recorded as of January 1, 2002. The additional deferred tax liability recorded in conjunction with this restatement increased the carrying value of wireless license costs by a corresponding $90.7 million. Following these adjustments, U.S. Cellular reperformed the impairment tests for its wireless license costs as of January 1, 2002, and recorded an impairment loss of $12.7 million ($20.9 million before income taxes of $8.2 million). This impairment has been recorded as a cumulative effect of an accounting change at January 1, 2002, the date of the adoption of SFAS 142.

        In the first quarter of 2003, U.S. Cellular had recorded a loss on assets held for sale related to the pending disposition of certain wireless properties. The investment in licenses upon which the impairment was recorded in the first quarter of 2002 included the investment in wireless licenses of these properties. As a result, a portion of the originally recognized loss on assets held for sale in the first quarter of 2003 was recognized in the first quarter of 2002. Consequently, loss on assets held for sale in 2003 has been reduced by $1.9 million, before income taxes of $0.8 million. In the third quarter of 2003, U.S. Cellular had originally recorded an income tax expense upon the closing of the disposition of such wireless properties. This tax expense has been reduced due to the reversal of additional deferred tax liabilities that were recorded with respect to the wireless properties exchanged in conjunction with the restatement from goodwill to investment in licenses. Consequently, income tax expense in 2003 has been reduced by $10.7 million.

        In addition, as a result of the restatement discussed above, U.S. Cellular also reperformed the annual impairment test for its wireless license costs for 2003, which was originally performed during the second quarter of 2003. This resulted in the recognition of an additional impairment loss of $49.6 million, before income taxes of $19.6 million. This additional loss has been recorded in the second quarter of 2003.

        Except as expressly stated herein, this amendment does not update any of the disclosures contained in the original filing or amendment No. 1 to reflect any events that occurred after the original filing dates of March 12, 2004 or April 29, 2004, respectively. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

CROSS REFERENCE SHEET
AND
TABLE OF CONTENTS

		Page Number or Reference(1)
Item 1.	Business	3
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	32	(2)
Item 6.	Selected Consolidated Financial Data	32	(3)
Item 7.	Management's Discussion and Analysis of Results of Operations and Financial Condition	32	(4)
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	32	(4)
Item 8.	Financial Statements and Supplementary Data	32	(5)
Item 9A.	Controls and Procedures	32
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	33

(1)
Parenthetical references are to information incorporated by reference from Exhibit 13 to this document, which includes portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2003 ("Annual Report").

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

        Prior to the close of the AT&T Wireless exchange, U.S. Cellular allocated $70.0 million of goodwill related to the properties transferred to AT&T Wireless to assets of operations held for sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." A loss of $23.9 million was recorded in 2003 as a loss on assets held for sale (included in operating expenses), representing the difference between the book value of the markets transferred to AT&T Wireless and the fair value of the assets received or to be received in the transaction.

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

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        Incorporated by reference from Exhibit 13 to this document, Annual Report section entitled "United States Cellular Stock and Dividend Information."

Item 6.    Selected Consolidated Financial Data

        Incorporated by reference from Exhibit 13 to this document, Annual Report section entitled "Selected Consolidated Financial Data," except for ratios of earnings to fixed charges, which are incorporated herein by reference from Exhibit 12.1 to this Annual Report on Form 10-K.

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

(2)
Schedules
Location
Report of Independent Auditors on Financial Statement Schedule—PricewaterhouseCoopers LLP		page 35
Copy of Previously Issued Report of Independent Accountants on Financial Statement Schedule—Arthur Andersen LLP		page 36
II.	Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended December 31, 2003	page 37

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

Exhibit Number	Description
10.8	Summary of 2003 Bonus Program for Executive and Senior Vice Presidents of U.S. Cellular.**
10.9	Supplemental Executive Retirement Plan of TDS is hereby incorporated by reference to Exhibit 10.13 to U.S. Cellular's Annual Report on Form 10-K for the year ended December 31, 1994.
10.10	United States Cellular Corporation Compensation Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit 10.11 to U.S. Cellular's Annual Report on Form 10-K for the year ended December 31, 2002.
10.11	United States Cellular Corporation 2003 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit B to United States Cellular Corporation's Notice of Annual Meeting to Shareholders and Proxy Statement dated April 17, 2003.

10.12	Retention Agreement for Kenneth R. Meyers dated September 13, 1999 is hereby incorporated by reference to Exhibit 10.27 to U.S. Cellular's Annual Report on Form 10-K for the year ended December 31, 1999.
10.18	United States Cellular Corporation 2003 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 to U.S. Cellular's Registration Statement on Form S-8 (Registration No. 333-103543).
**
Previously filed as an exhibit to the United States Cellular Corporation Form 10-K for the year ended December 31, 2003.

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

REPORT OF INDEPENDENT AUDITORS
ON FINANCIAL STATEMENT SCHEDULE

         To the Shareholders and Board of Directors of United States Cellular Corporation:

        Our audit of the consolidated financial statements referred to in our report dated February 2, 2004, except as to Note 20, as to which the date is February 18, 2004, except as to the Reclassifications section of Note 1, as to which the date is March 9, 2004, and except as to the Restatement section of Note 1, as to which the date is May 7, 2004, appearing in the 2003 Annual Report to Shareholders of United States Cellular Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K/A) also included an audit of the financial statement schedule for the years ended December 31, 2003 and 2002 listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, the financial statement schedule for the years ended December 31, 2003 and 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The 2001 financial statement schedule information of United States Cellular Corporation was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on the financial statement schedule in their report dated January 25, 2002.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 2, 2004, except as to Note 20, as
to which the date is February 18, 2004,
except as to the Reclassifications
section of Note 1, as to which the date
is March 9, 2004, and except as to the
Restatement section of Note 1, as to
which the date is May 7, 2004.

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
Dated May 14, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN E. ROONEY John E. Rooney	Director	May 14, 2004
/s/ KENNETH R. MEYERS Kenneth R. Meyers	Director	May 14, 2004
/s/ LEROY T. CARLSON, JR. LeRoy T. Carlson, Jr.	Director	May 14, 2004
/s/ LEROY T. CARLSON LeRoy T. Carlson	Director	May 14, 2004
/s/ WALTER C. D. CARLSON Walter C. D. Carlson	Director	May 14, 2004
/s/ SANDRA L. HELTON Sandra L. Helton	Director	May 14, 2004
/s/ PAUL-HENRI DENUIT Paul-Henri Denuit	Director	May 14, 2004
/s/ J. SAMUEL CROWLEY J. Samuel Crowley	Director	May 14, 2004
/s/ HARRY J. HARCZAK, JR. Harry J. Harczak, Jr.	Director	May 14, 2004

INDEX TO EXHIBITS

Exhibit No.	Description of Document
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
3.2	Restated Bylaws, as amended as of July 24, 2001.*
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
10.1	Tax Allocation Agreement, between U.S. Cellular and TDS, is hereby incorporated by reference to an exhibit to U.S. Cellular's Registration Statement on Form S-1 (Registration No. 33-16975).
10.2	Cash Management Agreement, between U.S. Cellular and TDS, is hereby incorporated by reference to an exhibit to U.S. Cellular's Registration Statement on Form S-1 (Registration No. 33-16975).
10.3	Registration Rights Agreement, between U.S. Cellular and TDS, is hereby incorporated by reference to an exhibit to U.S. Cellular's Registration Statement on Form S-1 (Registration No. 33-16975).
10.4	Exchange Agreement, between U.S. Cellular and TDS, as amended, is hereby incorporated by reference to an exhibit to U.S. Cellular's Registration Statement on Form S-1 (Registration No. 33-16975).
10.5	Intercompany Agreement, between U.S. Cellular and TDS, is hereby incorporated by reference to an exhibit to U.S. Cellular's Registration Statement on Form S-1 (Registration No. 33-16975).
10.6	Employee Benefit Plans Agreement, between U.S. Cellular and TDS, is hereby incorporated by reference to an exhibit to U.S. Cellular's Registration Statement on Form S-1 (Registration No. 33-16975).
10.7	Insurance Cost Sharing Agreement, between U.S. Cellular and TDS, is hereby incorporated by reference to an exhibit to U.S. Cellular's Registration Statement on Form S-1 (Registration No. 33-16975).
10.8	Summary of 2003 Bonus Program for Executive and Senior Vice Presidents of U.S. Cellular.*
10.9	Supplemental Executive Retirement Plan of TDS is hereby incorporated by reference to Exhibit 10.13 to U.S. Cellular's Annual Report on Form 10-K for the year ended December 31, 1994.
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
11	Statement regarding computation of earnings per share (included in Note 3 to U.S. Cellular's consolidated financial statements as part of Exhibit 13 to this document).
12.1	Statement regarding computation of ratios for the year ended December 31, 2003.
12.2	Statement regarding computation of ratios for the nine months ended September 30, 2003.
12.3	Statement regarding computation of ratios for the six months ended June 30, 2003.
12.4	Statement regarding computation of ratios for the three months ended March 31, 2003.
13	Incorporated portions of 2003 Annual Report to Security Holders.
16.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated May 23, 2002, is incorporated herein by reference to Exhibit 16.1 to the Current Form on Form 8-K, dated May 23, 2002.
21	Subsidiaries of the Registrant.*
23.1	Consent of independent public accountants.
23.2	Notice regarding consent of Arthur Andersen LLP.
31.1	Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1	Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*
Previously filed as an exhibit to the United States Cellular Corporation Form 10-K for the year ended December 31, 2003.

8410 West Bryn Mawr
Suite 700
Chicago, Illinois 60631
(773) 399-8900

QuickLinks

Explanatory Note
PART I
  Item 1. Business
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9A. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS