Form 10-Q
period 2004-03-31
UNITED STATES CELLULAR CORP
filed 2004-05-14
CIK 821130

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 1-9712

UNITED STATES CELLULAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	62-1147325

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2004

Common Shares, $1 par value Series A Common Shares, $1 par value	53,172,610 Shares 33,005,877 Shares

UNITED STATES CELLULAR CORPORATION 1ST QUARTER REPORT ON FORM 10-Q INDEX

Page No.
Part I. Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Statements of Operations
Three Months Ended March 31, 2004 and 2003	3

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2004 and 2003	4

Consolidated Balance Sheets
March 31, 2004 and December 31, 2003	5-6

Notes to Consolidated Financial Statements	7-19

Item 2. Management's Discussion and Analysis of	20-22
Results of Operations and Financial Condition

Three Months Ended March 31, 2004 and 2003	22-33
Recent Accounting Pronouncements	33-34
Financial Resources	34-35
Liquidity and Capital Resources	35-38
Acquisitions, Exchanges and Divestitures	38-39
Application of Critical Accounting Policies and Estimates	39-42
Certain Relationships and Related Transactions	43
Safe Harbor Cautionary Statement	44-45

Item 3. Quantitative and Qualitative Disclosures About Market Risk	46-47

Item 4. Controls and Procedures	48

Part II. Other Information

Item 1. Legal Proceedings	49

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
of Equity Securities	49-50

Item 6. Exhibits and Reports on Form 8-K	50

Signatures	51

PART I. FINANCIAL INFORMATION ITEM I. FINANCIAL STATEMENTS UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited

	Three Months Ended March 31,

	2004	2003 As Restated

	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$619,382	$564,601
Equipment sales	38,268	39,173

Total Operating Revenues	657,650	603,774

OPERATING EXPENSES
System operations (excluding Depreciation shown separately below)	137,523	137,965
Cost of equipment sold	119,888	88,643
Selling, general and administrative	258,206	250,352
Depreciation	101,440	94,900
Amortization and accretion	12,454	14,677
(Gain) Loss on assets held for sale	(143)	21,561

Total Operating Expenses	629,368	608,098

OPERATING INCOME (LOSS)	28,282	(4,324)

INVESTMENT AND OTHER INCOME (EXPENSE)
Investment income	14,287	12,378
Interest and dividend income	378	570
Other income (expense), net	373	(309)
Interest (expense)	(20,315)	(15,454)
Loss on investments	—	(3,500)

Total Investment and Other Income (Expense)	(5,277)	(6,315)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	23,005	(10,639)
Income tax expense (benefit)	11,661	(388)

INCOME (LOSS) BEFORE MINORITY INTEREST	11,344	(10,251)
Minority share of income	(2,112)	(3,229)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	9,232	(13,480)
Cumulative effect of accounting change, net of tax	—	(14,346)

NET INCOME (LOSS)	$9,232	$(27,826)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	86,153	86,121
BASIC EARNINGS (LOSS) PER SHARE (Note 8)
Income (Loss) Before Cumulative Effect of Accounting Change	$0.11	$(0.15)
Cumulative Effect of Accounting Change	—	(0.17)

Net Income (Loss)	$0.11	$(0.32)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	86,704	86,121
DILUTED EARNINGS (LOSS) PER SHARE (Note 8)
Income (Loss) Before Cumulative Effect of Accounting Change	$0.11	$(0.15)
Cumulative Effect of Accounting Change	—	(0.17)

Net Income (Loss)	$0.11	$(0.32)

The accompanying notes to consolidated financial statements are an integral part of these statements. -3-

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Three Months Ended March 31,

	2004	2003 As Restated

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,232	$(27,826)
Add (Deduct) adjustments to reconcile net income (loss)
to net cash provided by operating activities
Depreciation, amortization and accretion	113,894	109,577
Deferred income tax provision	9,991	(866)
Investment income	(14,287)	(12,378)
Minority share of income	2,112	3,229
Cumulative effect of accounting change	—	14,346
(Gain) Loss on assets held for sale	(143)	21,561
Loss on investments	—	3,500
Other noncash expense	4,766	2,813
Changes in assets and liabilities
Change in accounts receivable	11,796	57,527
Change in inventory	15,120	(22,057)
Change in accounts payable	(68,343)	(53,819)
Change in accrued interest	2,919	(2,266)
Change in accrued taxes	5,632	12,700
Change in customer deposits and deferred revenues	6,730	6,783
Change in other assets and liabilities	(12,981)	(10,919)

	86,438	101,905

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(99,579)	(138,837)
System development costs	(956)	(2,089)
Cash received from sale of assets	96,932	—
Acquisitions, excluding cash acquired	(40,367)	—
Distributions from unconsolidated entities	3,541	13,615
Other investing activities	(651)	(2,744)

	(41,080)	(130,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable	230,000	120,000
Repayment of notes payable	(145,000)	(48,000)
Repayment of long-term debt - affiliated	(105,000)	—
Repurchase of long-term debt	—	(40,680)
Capital (distributions) to minority partners	(438)	(316)
Other financing activities	267	170

	(20,171)	31,174

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,187	3,024

CASH AND CASH EQUIVALENTS-
Beginning of period	9,848	14,864

End of period	$35,035	$17,888

The accompanying notes to consolidated financial statements are an integral part of these statements. -4-

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS Unaudited
	March 31, 2004	December 31, 2003 As Restated

	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents
General funds	$35,005	$9,822
Affiliated cash equivalents	30	26

	35,035	9,848

Accounts Receivable
Customers, less allowance of $16,694 and $13,786, respectively	227,740	227,651
Roaming	33,194	35,362
Other	18,375	23,967
Inventory	55,978	70,963
Prepaid expenses	26,045	22,396
Prepaid income taxes	2,008	2,407
Other current assets	30,203	31,511

	428,578	424,105

INVESTMENTS
Licenses	1,192,302	1,189,326
License rights	42,037	42,037
Goodwill	433,250	430,256
Customer lists, net of accumulated amortization of $25,258
and $22,206, respectively	34,287	24,448
Marketable equity securities	248,403	260,188
Investments in unconsolidated entities	174,297	170,569
Notes and interest receivable - long-term	5,400	6,476

	2,129,976	2,123,300

PROPERTY, PLANT AND EQUIPMENT
In service and under construction	3,549,751	3,441,177
Less accumulated depreciation	1,370,131	1,267,293

	2,179,620	2,173,884

DEFERRED CHARGES
System development costs, net of accumulated amortization of
$124,097 and $114,673, respectively
	84,291	97,370
Other, net of accumulated amortization of $6,172 and $5,815,
respectively	26,492	26,565

	110,783	123,935

ASSETS OF OPERATIONS HELD FOR SALE	—	100,523

Total Assets	$4,848,957	$4,945,747

The accompanying notes to consolidated financial statements are an integral part of these statements. -5-

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND SHAREHOLDERS' EQUITY Unaudited

	March 31, 2004	December 31, 2003 As Restated

	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$3,000	$3,000
Current portion of long-term debt - affiliated	—	105,000
Notes payable	85,000	—
Accounts payable
Affiliated	3,938	4,252
Trade	214,363	281,306
Customer deposits and deferred revenues	100,850	93,789
Accrued interest	14,335	11,416
Accrued taxes	30,251	24,228
Accrued compensation	26,062	39,257
Other current liabilities	21,966	19,648

	499,765	581,896

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	506,610	495,904
Asset retirement obligation	64,297	64,501
Derivative liability	43,440	55,735
Other	76,968	75,440

	691,315	691,580

LONG-TERM DEBT
6.7% notes	436,889	436,829
6% zero coupon convertible debentures	160,019	157,659
7.25% notes	250,000	250,000
8.75% notes	130,000	130,000
Variable prepaid forward contracts	159,856	159,856
Other	10,000	10,000

	1,146,764	1,144,344

LIABILITIES OF OPERATIONS HELD FOR SALE	—	2,427

MINORITY INTEREST IN SUBSIDIARIES	34,397	60,097

COMMON SHAREHOLDERS' EQUITY
Common Shares, par value $1 per share; authorized 140,000,000
shares; issued 55,046,268 shares	55,046	55,046
Series A Common Shares, par value $1 per share; authorized
50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006
Additional paid-in capital	1,308,947	1,308,963
Treasury Shares, at cost, 1,873,658 and 1,900,254 shares, respectively	(113,377)	(115,156)
Accumulated other comprehensive income	27,105	26,789
Retained earnings	1,165,989	1,156,755

	2,476,716	2,465,403

Total Liabilities and Shareholders' Equity	$4,848,957	$4,945,747

The accompanying notes to consolidated financial statements are an integral part of these statements. -6-

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accounting policies of United States Cellular Corporation (“U.S. Cellular”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of U.S. Cellular, its majority-owned subsidiaries since acquisition, and general partnerships in which U.S. Cellular has a majority partnership interest or has a controlling financial interest. In addition, as of January 1, 2004, the consolidated financial statements include all entities where U.S. Cellular has a variable interest that will absorb a majority of the entity’s expected losses. All material intercompany accounts and transactions have been eliminated.

The consolidated financial statements included herein have been prepared by U.S. Cellular, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although U.S. Cellular believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in U.S. Cellular’s latest annual report on Form 10-K, as amended.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

2.	Restatements and Reclassifications

Investment in Licenses and Goodwill Restatements

On April 19, 2004, U.S. Cellular filed a Form 8-K with the SEC announcing that it would restate its 2003 and 2002 financial statements relating to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which was adopted on January 1, 2002. Prior to January 1, 2002, U.S. Cellular allocated the excess of purchase price over tangible assets and liabilities acquired to investment in licenses and goodwill. At that time, the accounting treatment for U.S. Cellular’s wireless licenses and goodwill was the same for book purposes, with both asset classes amortized over an expected life of 40 years. However, no deferred taxes were provided on the amounts allocated to goodwill.

Based upon a subsequent review of goodwill, U.S. Cellular has restated the allocation of $138.9 million of purchase price recorded as goodwill to investment in licenses as of January 1, 2002, the date of the adoption of SFAS No. 142. In connection with this restatement, an additional deferred tax liability of $90.7 million was recorded as of January 1, 2002. The additional deferred tax liability recorded in conjunction with this restatement increased the carrying value of U.S. Cellular’s investment in licenses by a corresponding $90.7 million. Following these adjustments, U.S. Cellular reperformed the impairment tests for its investment in licenses as of January 1, 2002, and recorded an impairment loss of $12.7 million ($20.9 million before an income tax benefit of $8.2 million). This impairment has been recorded as a cumulative effect of an accounting change at January 1, 2002, the date of the adoption of SFAS 142.

In the first quarter of 2003, U.S. Cellular had recorded a loss on assets held for sale related to the pending disposition of certain wireless properties. The investment in licenses upon which the impairment was recorded in the first quarter of 2002 included the investment in licenses of those properties. As a result, a portion of the originally recognized loss on assets held for sale in the first quarter of 2003 was recognized in the first quarter of 2002. Consequently, loss on assets held for sale in 2003 has been reduced by $1.9 million, before income taxes of $0.8 million. In the third quarter of 2003, U.S. Cellular had originally recorded an income tax expense upon the closing of the disposition of such wireless properties. This tax expense has been reduced due to the reversal of additional deferred tax liabilities that were recorded with respect to the wireless properties exchanged in conjunction with the restatement of goodwill to investment in licenses. Consequently, income tax expense in 2003 has been reduced by $10.7 million.

In addition, as a result of the restatement discussed above, U.S. Cellular also reperformed the annual impairment test for its investment in licenses for 2003, which was originally performed during the second quarter of 2003. This resulted in the recognition of an additional impairment loss of $49.6 million, before an income tax benefit of $19.6 million. This additional loss has been recorded in the second quarter of 2003.

Retention Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the current period presentation. Prior to the fourth quarter of 2003, U.S. Cellular separately disclosed marketing and selling expenses and general and administrative expenses in its statements of operations. In the fourth quarter of 2003, U.S. Cellular combined the marketing and selling expense and general administrative expense captions into one caption designated as selling, general and administrative expense. Previously, costs for equipment sold to retain current customers were included in selling, general and administrative expense. Prior to the fourth quarter of 2003, these costs were partially offset by equipment sales revenues received from these customers. In the fourth quarter of 2003, U.S. Cellular changed its policy for classifying retention costs and has reclassified the equipment sales revenue and cost of equipment sold related to the retention of current customers out of selling, general and administrative expenses and into equipment sales revenues and cost of equipment sold, respectively, for each period presented. These reclassifications have been reflected in the first quarter of 2003. These reclassifications increased first quarter 2003 equipment sales revenues by $7.9 million, and increased cost of equipment sold by $23.9 million from the amounts originally reported. Selling, general and administrative expenses were reduced by $16.0 million from the amounts originally reported to reflect the amounts reclassified to equipment sales revenues and cost of equipment sold. These reclassifications did not have any impact on income from operations, net income, earnings per share, financial position or cash flows of U.S. Cellular for the first quarter of 2003.

A summary of the changes to the affected captions on the March 31, 2003 statement of operations and the December 31, 2003 balance sheet (including a $49.6 million impairment taken in the second quarter of 2003) related to the above reclassifications and restatements are included below:

	Three Months Ended March 31, 2003

(Dollars in thousands, except per share amounts)		Effects of 2003 Changes

Statement of Operations:	As Previously Reported (1)	Investment in Licenses and Goodwill Restatements	Retention Reclass- ifications	As Restated

Operating Revenues(2)
Service	$564,601			$564,601
Equipment Sales	31,313		$7,860	39,173

Total Operating Revenues	595,914		7,860	603,774

Operating Expenses
Systems operations (excluding Depreciation)	137,965			137,965
Cost of equipment sold (2)	64,765		23,878	88,643
Selling, general and administrative expense (2)	266,370		(16,018)	250,352
Depreciation	94,900			94,900
Amortization and accretion	14,677			14,677
Loss on assets held for sale (3)	23,500	$(1,939)		21,561

Total Operating Expenses	602,177	(1,939)	7,860	608,098

Operating Income	(6,263)	1,939	—	(4,324)

Income (loss) before income taxes and minority interest	(12,578)	1,939		(10,639)

Income tax expense (benefit) (3)	(1,149)	761		(388)

Minority share of income	(3,229)	—		(3,229)

Income (loss) before cumulative effect of accounting change	(14,658)	1,178		(13,480)

Cumulative effect of accounting change	(14,346)	—		(14,346)

Net income (loss)	$(29,004)	$1,178	$—	$(27,826)

Weighted Average Shares Outstanding (000s)	86,121	—	—	86,121

Basic Earnings (Loss) per Share
Income (loss) before cumulative effect of accounting change	$(0.17)	$0.02	$—	$(0.15)
Cumulative effect of accounting change	(0.17)	—	—	(0.17)

Net income (loss)	$(0.34)	$0.02	$—	$(0.32)

Diluted Earnings (Loss) per Share
Income (loss) before cumulative effect of accounting change	$(0.17)	$0.02	$—	$(0.15)
Cumulative effect of accounting change	(0.17)	—	—	(0.17)

Net income (loss)	$(0.34)	$0.02	$—	$(0.32)

(1)	Amounts as previously reported in amendment No. 2 to the March 31, 2003 Quarterly Report on Form 10-Q filed March 10, 2004.
(2)	Prior to the fourth quarter of 2003, U.S. Cellular included costs for equipment sold to retain current U.S. Cellular customers in selling, general and administrative expense, partially offset by equipment sales revenues received from these customers. In the fourth quarter of 2003, U.S. Cellular changed its policy for classifying retention costs and has reclassified the equipment sales revenues and cost of equipment sold related to the retention of current U.S. Cellular customers out of selling, general and administrative expense into operating revenues and cost of equipment sold, respectively.
(3)	The reductions to the loss on assets held for sale and related income tax expense are the result of impairment losses recorded on wireless license costs in 2002.

	At December 31, 2003

(Dollars in thousands) Balance Sheet:	As Previously Reported (1)	Investment in Licenses and Goodwill Restatements	As Restated

Investment in licenses
Restatement of goodwill		$138,885
Increase in deferred tax liability		90,677
2002 impairment loss		(20,921)
2003 impairment loss		(49,595)
Adjustment to amount transferred to Assets of
Operations held for sale in first quarter of 2003		(21,759)

	$1,052,039	137,287	$1,189,326

Goodwill
Restatement of goodwill		(138,885)
Adjustment to amount transferred to Assets of
Operations held for sale in first quarter of 2003		23,698

	545,443	(115,187)	430,256

Total Assets	$4,923,647	$22,100	$4,945,747

Net deferred income tax liability
Increase from restatement of goodwill to
wireless license costs		$90,677
2002 tax benefit on impairment loss		(8,264)
2003 tax benefit on impairment loss		(19,590)
Tax effect on changes to loss on assets held for
sale in 2003		(9,952)

	$443,033	52,871	$495,904

Retained Earnings
2002 cumulative effect impact		(12,657)
2003 impact(2)		(18,114)

	1,187,526	(30,771)	1,156,755

Total Liabilities and Stockholders' Equity	$4,923,647	$22,100	$4,945,747

(1)	Amounts as previously reported in Annual Report on Form 10-K for the year ended December 31, 2003, filed March 12, 2004.
(2)	This amount represents the aggregate impact on full year 2003 Net income of the above-referenced restatements.

3.	Summary of Significant Accounting Policies

Variable Interest Entities

U.S Cellular accounts for variable interest entities in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46”). This interpretation modifies the requirements for consolidation of investments previously contained in Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” Under FIN 46R, certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties are considered variable interest entities and are potentially subject to consolidation by an investor other than the investor with the majority equity interest. The adoption of FIN 46R in January 2004 resulted in the inclusion of one additional wireless market in U.S. Cellular’s consolidated operations. The operations of such additional market did not have a material impact on U.S. Cellular’s financial position or results of operations.

Pension Plan

U.S. Cellular participates in a qualified noncontributory defined contribution pension plan sponsored by Telephone and Data Systems, Inc. (“TDS”), U.S. Cellular’s parent organization. The plan provides pension benefits for the employees of U.S. Cellular and its subsidiaries. Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently. Pension costs were $1.6 million and $1.1 million for the three months ended March 31, 2004 and 2003, respectively.

Stock-Based Compensation

U.S. Cellular accounts for stock options, stock appreciation rights (“SARs”) and employee stock purchase plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.”

No compensation costs have been recognized for stock options because, under U.S. Cellular’s stock option plans, the option exercise price for each grant is equal to the quoted stock price at the grant date. No compensation costs have been recognized for employee stock purchase plans because the stock purchase price is not less than 85 percent of the fair market value of the stock at the purchase date. Had compensation cost for all plans been determined consistent with SFAS No. 123, U.S. Cellular’s net income (loss) and earnings per share would have been reduced to the following pro forma amounts.

	Three Months Ended March 31,

	2004	2003 As Restated

	(Dollars in thousands, except per share amounts)
Net Income (Loss)
As Reported	$9,232	$(27,826)
Pro Forma Expense	(1,971)	(1,324)

Pro Forma Net Income (Loss)	$7,261	$(29,150)

Basic Earnings Per Share from Net Income (Loss)
As Reported	$0.11	$(0.32)
Pro Forma Expense Per Share	(0.02)	(0.02)

Pro Forma Basic Earnings Per Share	$0.09	$(0.34)

Diluted Earnings Per Share from Net Income (Loss)
As Reported	$0.11	$(0.32)
Pro Forma Expense Per Share	(0.02)	(0.02)

Pro Forma Diluted Earnings Per Share	$0.09	$(0.34)

Recent Accounting Pronouncements

Mandatorily Redeemable Noncontrolling Interests

Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” certain minority interests in consolidated entities with finite lives may meet the standard’s definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement assuming an orderly liquidation of the finite-lived entity, net of estimated liquidation costs (the “settlement value”). U.S. Cellular’s consolidated financial statements include such minority interests that meet the standard’s definition of mandatorily redeemable financial instruments. These mandatorily redeemable minority interests represent interests held by third parties in consolidated partnerships and limited liability companies (“LLCs”), where the terms of the underlying partnership or LLC agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the minority interest holders and U.S. Cellular in accordance with the respective partnership and LLC agreements. The termination dates of U.S. Cellular’s mandatorily redeemable minority interests range from 2042 to 2100.

On November 7, 2003, the FASB issued FASB Staff Position (“FSP”) No. FAS 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The FSP indefinitely deferred the classification and measurement provisions of SFAS No. 150 related to the mandatorily redeemable minority interests associated with finite-lived subsidiaries, but retained the related disclosure provisions. The settlement value of U.S. Cellular’s mandatorily redeemable minority interests is estimated to be $106.5 million at March 31, 2004. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on March 31, 2004, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FSP FAS 150-3; U.S. Cellular has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at March 31, 2004 is $34.8 million, and is included in the balance sheet caption Minority Interest in Subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $71.7 million is primarily due to the unrecognized appreciation of the minority interest holders’share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions. Change in those factors and assumptions could result in a materially larger or smaller settlement amount.

The FASB plans to reconsider certain implementation issues and perhaps the classification or measurement guidance for mandatorily redeemable minority interests during the deferral period. The outcome of their deliberations cannot be determined at this point. Accordingly, it is possible that the FASB could require the recognition and measurement of mandatorily redeemable minority interests at their settlement value at a later date.

Earnings Per Share

In March 2004, Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.” EITF 03-6 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share. The consensuses reached by the Task Force in this Issue were ratified by the FASB on March 31, 2004, and are effective for reporting periods beginning after March 31, 2004. U.S. Cellular is currently assessing the provisions of EITF 03-6 and the impact on the calculation of earnings per share.

4.	Income Taxes

Net income (loss) includes Loss on investments and (Gain) Loss on assets held for sale for the three months ended March 31, 2004 and 2003. The following table summarizes the effective income tax (benefit) rates in each of the periods.

	Three Months Ended March 31,

	2004	2003 As Restated

Effective Tax Rate From
Operations excluding Loss on investments and (Gain) Loss on
assets held for sale	40.0%	41.6%
Loss on investments and Loss on assets held for sale (1)	NM	25.5%
Income (Loss) before cumulative effect of accounting change	50.7%	3.6%

(1)	The effective tax rate in the first quarter of 2004 related to the provision for Losses on investments and assets held for sale is not meaningful. Because of the impact on the income tax provision of the completion of the sale of assets to AT&T Wireless Services, Inc. (“AT&T Wireless”) in February 2004, it was necessary for U.S. Cellular to record a tax provision of $2.5 million at the time of this sale. However, book pretax income in the first quarter of 2004 reflected a $143,000 gain on assets held for sale.

5.	(Gain) Loss on Assets Held for Sale

U.S. Cellular recorded an estimated Loss on assets held for sale of $22.0 million in the fourth quarter of 2003 related to the sale of its wireless properties in southern Texas to AT&T Wireless. In the first quarter of 2004, U.S. Cellular reduced the loss by $143,000. The loss represents the difference between the carrying value of the markets sold to AT&T Wireless and the cash received in the transaction when it was completed in February 2004.

U.S. Cellular reported a Loss on assets held for sale of $21.6 million in the first quarter of 2003, representing the difference between the carrying value of the Georgia and Florida wireless markets transferred to AT&T Wireless and the fair value of the assets received in the exchange transaction. The fair value of assets received was determined using an independent valuation. This exchange transaction was completed on August 1, 2003.

See Note 18 – Acquisitions, Divestitures and Exchanges for further information on both of the transactions with AT&T Wireless.

6.	Loss on Investments

U.S. Cellular reported a Loss on investments of $3.5 million in the first quarter of 2003. The loss was recorded to reflect an impairment in the carrying value of a license held in a non-operational market in Florida that remained with U.S. Cellular after the exchange with AT&T Wireless was completed.

7.	Cumulative Effect of Accounting Change

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

8.	Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using net income available to common and weighted average common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities included in diluted earnings per share represent incremental shares issuable upon exercise of outstanding stock options and conversion of debentures. The diluted loss per share calculation for the quarters ended March 31, 2004 and 2003 exclude the effect of the potentially dilutive securities because their inclusion would be anti-dilutive in each period.

The amounts used in computing Earnings per Common and Series A Common Shares and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

	Three Months Ended March 31,

	2004	2003 As Restated

	(Dollars and shares in thousands)
Basic Earnings per Share:
Income (Loss) Before Cumulative Effect of Accounting Change	$9,232	$(13,480)
Cumulative Effect of Accounting Change	—	(14,346)

Net Income (Loss) used in Basic Earnings per Share	$9,232	$(27,826)

Diluted Earnings per Share:
Income (Loss) Before Cumulative Effect of Accounting Changes	$9,232	$(13,480)
Interest expense eliminated as a result of the pro forma
Conversion of Convertible Debentures, net of tax	—	—

Income (Loss) used in Diluted Earnings per Share	9,232	(13,480)
Cumulative Effect of Accounting Changes	—	(14,346)

Net Income (Loss) used in Diluted Earnings per Share	$9,232	$(27,826)

Weighted Average Number of Common Shares used in
Basic Earnings per Share	86,153	86,121
Effect of Dilutive Securities:
Stock options and stock appreciation rights (1)	551	—
Conversion of Convertible Debentures (1)	—	—

Weighted Average Number of Common Shares used in
Diluted Earnings per Share	86,704	86,121

Basic Earnings per Share:
Income (Loss) Before Cumulative Effect of Accounting Change	$0.11	$(0.15)
Cumulative Effect of Accounting Change	—	(0.17)

	$0.11	$(0.32)

Diluted Earnings per Share:
Income (Loss) Before Cumulative Effect of Accounting Change	$0.11	$(0.15)
Cumulative Effect of Accounting Change	—	(0.17)

	$0.11	$(0.32)

(1)	Stock options convertible into 999,665 Common Shares, and conversion of convertible debentures convertible into 2,944,347 Common Shares, were not included in computing Diluted Earnings per share in 2004 because their effects were antidilutive. Stock options convertible into 2,574,498 Common Shares, and conversion of convertible debentures convertible into 2,944,347 Common Shares were not included in computing Diluted Earnings per Share in 2003 because their effects were antidilutive.

9.	Marketable Equity Securities

U.S. Cellular and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile movements in share prices. U.S. Cellular and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets. The investment in Vodafone resulted from certain sales or trades of non-strategic cellular investments to or settlements with AirTouch Communications in exchange for stock of AirTouch, which was then acquired by Vodafone for American Depositary Receipts representing Vodafone stock. The investment in Rural Cellular Corporation is the result of a consolidation of several cellular partnerships in which U.S. Cellular subsidiaries held interests in Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests.

The market values of the marketable equity securities may fall below the accounting cost basis of such securities. If management determines the decline in value of the marketable equity securities to be other than temporary, the unrealized loss included in Accumulated other comprehensive income is recognized and recorded as a loss in the statements of operations.

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

Information regarding U.S. Cellular’s marketable equity securities is summarized below.

	March 31, 2004	December 31, 2003

	(Dollars in thousands)
Marketable Equity Securities
Vodafone Group Plc
10,245,370 American Depositary Receipts	$244,864	$256,544
Rural Cellular Corporation
370,882 Common Shares	3,539	2,949
Other	—	695

Aggregate fair value	248,403	260,188
Accounting cost, as adjusted	160,161	160,161

Gross unrealized holding gains	88,242	100,027
Income tax (expense)	(34,856)	(39,518)

Net unrealized holding gains	53,386	60,509
Derivative Instruments, net of tax	(26,281)	(33,720)

Accumulated other comprehensive income	$27,105	$26,789

10.	Goodwill

U.S. Cellular has substantial amounts of goodwill as a result of the acquisition of wireless licenses and markets. The changes in goodwill for the quarters ended March 31, 2004 and 2003 were as follows:

	March 31, 2004	March 31, 2003 As Restated

	(Dollars in thousands)
Balance, beginning of period	$430,256	$504,744
Acquisitions	3,649	—
Allocation to assets of operations held for sale	—	(69,961)
Other	(655)	(3,268)

Balance, end of period	$433,250	$431,515

11.	Unconsolidated Investments

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a minority interest. These investments are accounted for using either the equity or cost method.

U.S. Cellular’s most significant investments in unconsolidated entities consist of the following:

	March 31, 2004	March 31, 2003

Cellular Investments
Los Angeles SMSA Limited Partnership	5.5%	5.5%
Raleigh-Durham MSA Limited Partnership	8.0%	8.0%
Midwest Wireless Communications, LLC	15.7%	15.7%
North Carolina RSA 1 Partnership	50.0%	50.0%
Oklahoma City SMSA Limited Partnership	14.6%	14.6%

Based primarily on data furnished to U.S. Cellular by third parties, the following summarizes the combined results of operations of the wireless entities in which U.S. Cellular’s investments are accounted for by the equity method:

	Three Months Ended March 31,

	2004	2003

	(Dollars in thousands)
Revenues	$643,000	$567,000
Operating expenses	472,000	437,000

Operating income	171,000	130,000
Other income (expense), net	4,000	3,000

Net Income	$175,000	$133,000

12.	Customer Lists

The customer lists, intangible assets from the acquisition of wireless properties, are being amortized based on average customer retention periods using the declining balance method. The acquisition of certain minority interests in the first quarter of 2004 added $12.9 million to the gross balance at March 31, 2004. Amortization expense was $3.1 million in the first quarter of 2004 and was $4.5 million in the first quarter of 2003. Amortization expense for the remainder of 2004 and for the years 2005-2008 is expected to be $9.4 million, $8.3 million, $5.4 million, $3.6 million and $2.4 million, respectively.

13.	Property, Plant and Equipment

In the first quarter of 2004, U.S. Cellular adjusted the useful lives of Time Division Multiple Access (“TDMA”) radio equipment, switch software and antenna equipment. TDMA radio equipment lives were adjusted to be fully depreciated by the end of 2008, which is the latest date the wireless industry will need to support analog service. U.S. Cellular currently uses TDMA radio equipment to support analog service, and expects to have its digital radio network fully migrated to Code Division Multiple Access (“CDMA”) 1XRTT by that time. The useful lives for certain switch software was reduced to one year from three years and antenna equipment lives were reduced from eight years to seven years in order to better align the useful lives with the actual length of time the assets are in use. These changes increased depreciation by $7.4 million in the first quarter of 2004 and is estimated to increase depreciation by $14.9 million for the full year 2004. The change in useful lives reduced net income by $4.5 million, or $0.05 per share in the three months ended March 31, 2004.

14.	Asset Retirement Obligation

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Legal obligations include obligations to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located. U.S. Cellular is also required to return leased retail store premises and office space to their pre-existing conditions. U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS No. 143, “Accounting for Asset Retirement Obligations,” and has recorded a liability and related asset retirement obligation accretion expense.

The change in asset retirement obligation during 2004 was as follows:

(Dollars in thousands)

Beginning Balance - December 31, 2003	$64,501
Additional liabilities accrued	200
Accretion expense	1,231
Disposition of assets (1)	(1,635)

Ending Balance - March 31, 2004	$64,297

(1)	This change in the asset retirement obligation relates to those obligations which were associated with the properties sold to AT&T Wireless in February 2004 and are no longer obligations of U.S. Cellular.

15.	Revolving Credit Facilities and Forward Contracts

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At March 31, 2004, this line of credit had $614.8 million available for use, net of borrowings of $85.0 million and outstanding letters of credit of $0.2 million. This credit facility expires in June 2007. Borrowings bear interest at the LIBOR rate plus a margin percentage, based on U.S. Cellular’s credit rating, which was 55 basis points as of March 31, 2004 (for a rate of 1.64% based on the one month LIBOR rate at March 31, 2004).

A subsidiary of U.S. Cellular has entered into a number of variable prepaid forward contracts (“forward contracts”) related to the marketable equity securities that it holds. The forward contracts mature in May 2007 and, at U.S. Cellular’s option, may be settled in shares of the respective security or cash.

On April 19, 2004, U.S. Cellular filed a Form 8-K with the SEC announcing that it expected to restate financial statements for the years ended December 31, 2003 and 2002 and for the interim periods for such years. The restatements resulted in defaults under the revolving credit agreement and certain of the forward contracts. U.S. Cellular had not failed to make any scheduled payments under such revolving credit agreement or forward contracts. U.S. Cellular received waivers from the lenders associated with the revolving credit agreement and from the counterparty to certain of the forward contracts, under which the lenders and the counterparty agreed to waive any defaults that may have occurred as a result of the restatements.

16.	Intercompany Note Repayment

In August 2002, U.S. Cellular entered into a loan agreement with TDS under which it borrowed $105 million, which was used for the Chicago market purchase. The loan bore interest at an annual rate of 8.1%, payable quarterly, and was due in August 2008, with prepayments optional. The terms of the loan did not contain covenants that were more restrictive than those included in U.S. Cellular’s senior debt, except that, until December 19, 2003, the loan agreement provided that U.S. Cellular may not incur senior debt in an aggregate principal amount in excess of $325 million unless it obtained the consent of TDS as lender. U.S. Cellular’s Board of Directors, including independent directors, approved the terms of this loan and determined that such terms were fair to U.S. Cellular and all of its shareholders. On February 9, 2004, U.S. Cellular repaid this note in full, including $921,000 of accrued interest.

17.	Common Share Repurchase Program

U.S. Cellular has no current plans to repurchase a significant number of its Common Shares, and it did not repurchase any Common Shares in the first quarter of 2004 or 2003. U.S. Cellular’s primary repurchase program expired in December 2003. However, U.S. Cellular has an ongoing authorization to repurchase a limited amount of additional Common Shares on a quarterly basis, primarily for use in employee benefit plans.

18.	Acquisitions, Divestitures and Exchanges

2004 Activity

On February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless for $96.9 million in cash, including a working capital adjustment. The U.S. Cellular markets sold to AT&T Wireless included wireless assets and customers in six 25 megahertz cellular markets. An aggregate loss of $21.9 million (including a $22.0 million estimate of the loss on assets held for sale in the fourth quarter of 2003 and a $143,000 reduction of the loss in the first quarter of 2004) was recorded as a loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets sold to AT&T Wireless and the cash received in the transaction.

Prior to the close of the AT&T Wireless sale, U.S. Cellular reflected the assets and liabilities to be transferred to AT&T Wireless as assets and liabilities of operations held for sale in accordance with SFAS No. 144. The results of operations of the markets sold to AT&T Wireless were included in results of operations through February 17, 2004.

In addition, in the first quarter of 2004, U.S. Cellular purchased certain minority interests in several wireless markets in which it already owned a controlling interest for $40.4 million in cash. These acquisitions increased investment in licenses, goodwill and customer lists by $2.7 million, $3.6 million and $12.9 million, respectively.

2003 Activity

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless to exchange wireless properties. Pursuant to the exchange, U.S. Cellular has received or will receive the following: a) wireless licenses in 13 states contiguous to and that overlap existing U.S. Cellular properties in the Midwest and the Northeast; b) approximately $34.0 million in cash; and c) minority interests in six markets in which it previously owned a controlling interest.

On August 1, 2003, U.S. Cellular completed the transfer of wireless assets and customers in ten 25 megahertz markets in Florida and Georgia to AT&T Wireless. In return, U.S. Cellular received rights to acquire controlling interests in 36 personal communication service licenses and the above-referenced cash and minority interests. In accordance with the agreement, U.S. Cellular has deferred the assignment and development of 21 licenses for a period of up to five years from the closing date. U.S. Cellular will take possession of the licenses in staggered closings over that five-year period to comply with service requirements of the Federal Communications Commission (“FCC”). The value of these licenses is recorded as License rights on the balance sheet.

The acquisition of the licenses in the exchange was accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular to AT&T Wireless was accounted for as a sale. An estimated loss of $21.6 million was recorded in the first quarter of 2003 as a loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets transferred to AT&T Wireless and the fair value of the consideration received or to be received in the transaction.

19.	Accumulated Other Comprehensive Income

The cumulative balance of unrealized gains and (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows:

	Three Months Ended March 31,

	2004	2003

	(Dollars in thousands)
Balance, beginning of period	$26,789	$10,307

Marketable Equity Securities

Add (Deduct):
Unrealized gains (losses) on Marketable equity securities	(11,786)	1,043
Income tax (expense) benefit	4,663	(412)

Net unrealized gains (losses)	(7,123)	631

Deduct (Add):
Recognized (losses) on Marketable equity securities	—	(200)
Income tax benefit	—	79

Net recognized (losses) from Marketable
equity securities included in Net Income	—	(121)

	—	752

Derivative Instruments

Unrealized gains on derivative instruments	12,294	3,073
Income tax (expense)	(4,855)	(1,301)

Net unrealized gains on derivative instruments	7,439	1,772

Net change in unrealized gains included in
Comprehensive Income	316	2,524

Balance, end of period	$27,105	$12,831

	Three Months Ended March 31,

	2004	2003

	(Dollars in thousands)
Accumulated Unrealized Gains (Losses) on Derivative Instruments

Balance, beginning of period	$(33,720)	$(5,181)
Add (Deduct):
Unrealized gains on derivative instruments	12,294	3,073
Income tax (expense)	(4,855)	(1,301)

	7,439	1,772

Balance, end of period	$(26,281)	$(3,409)

	Three Months Ended March 31,

	2004	2003 As Restated

	(Dollars in thousands)
Comprehensive Income (Loss)
Net Income (loss) available to common	$9,232	$(27,826)
Net change in unrealized gains on securities and derivative
instruments	316	2,524

	$9,548	$(25,302)

20.	Supplemental Cash Flow Information

The following summarizes certain noncash transactions and interest and income taxes paid.

	Three Months Ended March 31,

	2004	2003

	(Dollars in thousands)
Interest paid	$14,354	$15,002
Income taxes paid (refunds received)	1,434	(8,853)
Noncash interest expense	3,042	2,660

21.	Commitments and Contingencies

Indemnifications

U.S. Cellular enters into agreements in the normal course of business that provide for indemnification of counterparties. These include certain asset sales and financings with other parties. The terms of the indemnifications vary by agreement. The events or circumstances that would require U.S. Cellular to perform under these indemnities are transaction specific; however, these agreements may require U.S. Cellular to indemnify the counterparty for costs and losses incurred from litigation or claims arising from the underlying transaction. U.S. Cellular is unable to estimate the maximum potential liability for these types of indemnifications as the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, U.S. Cellular has not made any significant indemnification payments under such agreements.

Legal Proceedings

U.S. Cellular is involved in legal proceedings before the FCC and various state and federal courts from time to time. Management does not believe that any of such proceedings will have a materially adverse impact on the financial position, results of operations or cash flows of U.S. Cellular.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

United States Cellular Corporation (“U.S. Cellular” — AMEX symbol: USM) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 82.1%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”).

The following discussion and analysis should be read in conjunction with U.S. Cellular’s interim consolidated financial statements and footnotes included herein, and with its audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in its Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

RESTATEMENTS AND RECLASSIFICATIONS

Investment in Licenses and Goodwill Restatements

On April 19, 2004, U.S. Cellular filed a Form 8-K with the Securities and Exchange Commission (“SEC”) announcing that it would restate its 2003 and 2002 financial statements relating to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which was adopted on January 1, 2002. Prior to January 1, 2002, U.S. Cellular allocated the excess of purchase price over tangible assets and liabilities acquired to investment in licenses and goodwill. At this time, the accounting treatment for U.S. Cellular’s wireless licenses and goodwill was the same for book purposes, with both asset classes amortized over an expected life of 40 years. However, no deferred taxes were provided on the amounts allocated to goodwill.

Based on a subsequent review of goodwill, U.S. Cellular has restated the allocation of $138.9 million of purchase price recorded as goodwill to investment in licenses as of January 1, 2002, the date of the adoption of SFAS No. 142. In connection with this restatement, an additional deferred tax liability of $90.7 million was recorded as of January 1, 2002. The additional deferred tax liability recorded in conjunction with this restatement increased the carrying value of U.S. Cellular’s investment in licenses by a corresponding $90.7 million. Following these adjustments, U.S. Cellular reperformed the impairment tests for its investment in licenses as of January 1, 2002, and recorded an impairment loss of $12.7 million ($20.9 million before an income tax benefit of $8.2 million). This impairment has been recorded as a cumulative effect of an accounting change at January 1, 2002, the date of the adoption of SFAS 142.

In the first quarter of 2003, U.S. Cellular had recorded a loss on assets held for sale related to the pending disposition of certain wireless properties. The investment in licenses upon which the impairment was recorded in the first quarter of 2002 included the investment in licenses of these properties. As a result, a portion of the originally recognized loss on assets held for sale in the first quarter of 2003 was recognized in the first quarter of 2002. Consequently, loss on assets held for sale in 2003 has been reduced by $1.9 million, before income taxes of $0.8 million. In the third quarter of 2003, U.S. Cellular had originally recorded an income tax expense upon the closing of the disposition of such wireless properties. This tax expense has been reduced due to the reversal of additional deferred tax liabilities that were recorded with respect to the wireless properties exchanged in conjunction with the restatement of goodwill to investment in licenses. Consequently, income tax expense in 2003 has been reduced by $10.7 million.

In addition, as a result of the restatement discussed above, U.S. Cellular also reperformed the annual impairment test for its investment in licenses for 2003, which was originally performed during the second quarter of 2003. This resulted in the recognition of an additional impairment loss of $49.6 million, before an income tax benefit of $19.6 million. This additional loss has been recorded in the second quarter of 2003.

Retention Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the current period presentation. Prior to the fourth quarter of 2003, U.S. Cellular separately disclosed marketing and selling expenses and general and administrative expenses in its statements of operations. In the fourth quarter of 2003, U.S. Cellular combined the marketing and selling expense and general administrative expense captions into one caption designated as selling, general and administrative expense. Previously, costs for equipment sold to retain current customers were included in selling, general and administrative expense. Prior to the fourth quarter of 2003, these costs were partially offset by equipment sales revenues received from these customers. In the fourth quarter of 2003, U.S. Cellular changed its policy for classifying retention costs and has reclassified the equipment sales revenue and cost of equipment sold related to the retention of current customers out of selling, general and administrative expenses and into equipment sales revenues and cost of equipment sold, respectively, for each period presented. These reclassifications have been reflected in the first quarter of 2003. These reclassifications increased first quarter 2003 equipment sales revenues by $7.9 million, and increased cost of equipment sold by $23.9 million from the amounts originally reported. Selling, general and administrative expenses were reduced by $16.0 million from the amounts originally reported to reflect the amounts reclassified to equipment sales revenues and cost of equipment sold. These reclassifications did not have any impact on income from operations, net income, earnings per share, financial position or cash flows of U.S. Cellular for the first quarter of 2003.

U.S. Cellular owned, or had the right to acquire pursuant to certain agreements, either majority or minority interests in 159 cellular markets and 70 personal communications service basic trading area markets at March 31, 2004.

A summary of the number of markets U.S. Cellular owns or has acquirable and their respective population equivalents follows.

Number of Markets

Consolidated markets (1)	178
Consolidated markets to be acquired pursuant to existing agreements (2)	20
Minority interests accounted for using equity method	25
Minority interests accounted for using cost method	6

Total current and acquirable	229

(1)	Represents markets whose operations are included in U.S. Cellular’s consolidated results.
(2)	Represents licenses to be acquired from AT&T Wireless over a five-year period beginning August 1, 2003.

OVERVIEW

The following is a summary of certain selected information from the complete management discussion that follows the overview and does not contain all of the information that may be important. You should carefully read this entire management discussion and analysis and not rely solely on the overview.

Results of Operations

U.S. Cellular positions itself as a regional operator, focusing its efforts on providing wireless service to customers in the geographic areas where it has licenses to provide such service. U.S. Cellular differentiates itself from its competitors through a customer satisfaction strategy, reflecting broad product distribution, a customer service focus and a high-quality wireless network.

U.S. Cellular’s business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular’s operating strategy is to strengthen the geographic areas where it can continue to build long-term operating synergies and to exit those areas where it does not have opportunities to build such synergies. In addition to the recent transactions disclosed in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended, on February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless Services, Inc. for $96.9 million in cash, including a working capital adjustment.

U.S. Cellular’s operating income in the first quarter of 2004 increased $32.6 million to $28.3 million from an operating loss of $4.3 million in 2003. The operating income (loss) margins (as a percent of service revenues) were 4.6% in 2004 and (0.8)% in 2003. U.S. Cellular’s operating income (loss) and operating income (loss) margins were significantly affected by the loss on assets held for sale in 2003. U.S. Cellular expects continued pressure on operating income and margins in the next few years related to the following factors:

costs of customer acquisition and retention; competition; increased customer use of its services; launching service in new areas; and continued enhancements to its wireless networks.

The effects of these factors are expected to be mitigated by the following factors:
reduced outbound roaming costs per minute; and expansion of revenues from data-related services.

See “Results of Operations.”

Financing Initiatives

U.S. Cellular has recently received or will receive licenses that will be in a development phase for several years. U.S. Cellular anticipates that it may require financing over the next few years for capital expenditures, for the development of these new markets and to further its growth in the Chicago market and its other recently launched markets.

U.S. Cellular had cash and cash equivalents totaling $35.0 million and $614.8 million of availability under its revolving credit facilities as of March 31, 2004. U.S. Cellular is also generating substantial cash flows from operations. Cash flows from operating activities totaled $86.4 million during the first quarter of 2004. In addition, U.S. Cellular has access to public and private capital markets to help meet its long-term financing needs. Management believes that cash on hand, expected future cash flows from operations and existing sources of external financing provide substantial financial flexibility and are sufficient to permit U.S. Cellular to finance its contractual obligations and anticipated capital expenditures.

U.S. Cellular is committed to maintaining a strong balance sheet and its investment grade rating. U.S. Cellular did not enter into any financing transactions during the first quarter of 2004. U.S. Cellular used borrowings under its revolving credit facility to fund the repayment of its $105 million loan from TDS (the “Intercompany Note”) in February 2004.

See “Financial Resources and Liquidity.”

RESULTS OF OPERATIONS

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	Three Months Ended March 31, (1)

	2004	2003

Total market population (2)	45,581,000	41,288,000
Customers	4,547,000	4,240,000
Market penetration (3)	9.98%	10.27%
Total employees	6,175	6,150
Cell sites in service	4,122	3,987
Average monthly service revenue per customer (4)	$46.16	$45.05
Post-pay churn rate per month (5)	1.3%	1.6%
Sales and marketing cost per gross customer addition (6)	$371	$358

(1)	Amounts in 2003 include the results of the 10 markets transferred to AT&T Wireless in August 2003 and the six markets sold to AT&T Wireless in February 2004. Amounts in 2004 (i) include any development activities related to the 15 markets acquired and transferred from AT&T Wireless in August 2003 for the entire period, (ii) exclude the results of the 10 markets transferred to AT&T Wireless in August 2003 for the entire period and (iii) include the results of the six markets sold to AT&T Wireless in February 2004 from January 1, 2004 through February 17, 2004.

-22-
(2)	Represents 100% of the population of the operational markets in which U.S. Cellular has a controlling financial interest for financial reporting purposes, including one additional market consolidated pursuant to the adoption of FIN 46 as of January 1, 2004. The total market population of 1.5 million in the 10 markets that U.S. Cellular transferred to AT&T Wireless in August 2003 is included in this amount for 2003, as the customers and operating results of these 10 markets are included in U.S. Cellular’s consolidated results for that period. The total market population of the six markets sold to AT&T Wireless in February 2004 is not included in this amount for 2004, as the customers sold to AT&T Wireless are not included in U.S. Cellular’s 2004 customer base.

Calculated using 2003 and 2002 Claritas population estimates for 2004 and 2003, respectively. “Total market population” is used only for the purposes of calculating market penetration and is not the same measure as population equivalents, as previously defined.
(3)	Market penetration is calculated by dividing customers by the total market population (without duplication of population in overlapping markets).
(4)	Average monthly service revenue per customer is calculated as follows:
	Three Months Ended March 31,

	2004	2003

Service Revenues per statement of operations	$619,382	$564,601
Divided by average customers during period (000s)	4,473	4,178
Divided by three months in each period	3	3
Average monthly revenue per unit	$46.16	$45.05

(5)	Post-pay churn rate per month represents the percentage of the customer base on postpay service plans (i.e., service plans where customers are billed in arrears for service) which disconnects service each month. The calculation divides the total number of customers on postpay service plans who disconnect service during the period by the number of months in such period, and then divides that quotient by the average monthly postpay service customer base for such period.

(6)	For a discussion of the components of this calculation, see “Operating Expenses – Selling, General and Administrative.”

On August 1, 2003, U.S. Cellular completed the transfer of wireless assets and customers in ten 25 megahertz markets in Florida and Georgia to AT&T Wireless. In exchange, U.S. Cellular received the following: a) rights to acquire controlling interests in 36 personal communication service licenses; b) approximately $34.0 million in cash; and c) minority interests in six markets in which it previously owned a controlling interest. In accordance with the agreement, U.S. Cellular has deferred the assignment and development of 21 licenses for a period of up to five years from the closing date. U.S. Cellular will take possession of the licenses in staggered closings over that five-year period to comply with service requirements of the Federal Communications Commission (“FCC”). The value of these licenses is recorded as License rights on the balance sheet.

An estimated loss of $21.6 million was recorded in the first quarter of 2003 as a loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets transferred to AT&T Wireless and the fair value of the consideration received or to be received in the transaction. The Florida and Georgia markets that were transferred to AT&T Wireless are included in consolidated operations for the first quarter of 2003.

On February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless for $96.9 million in cash, including a working capital adjustment. The U.S. Cellular markets sold to AT&T Wireless included wireless assets and customers in six 25 megahertz cellular markets.

An aggregate loss of $21.9 million (including a $22.0 million estimate of the loss on assets held for sale in the fourth quarter of 2003 and a $143,000 reduction of the loss in the first quarter of 2004) was recorded as a loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets sold to AT&T Wireless and the cash received in the transaction. The southern Texas markets sold to AT&T Wireless are included in consolidated operations from January 1, 2004 through February 17, 2004.

-23-

Operating Revenues

	Three Months Ended March 31,

	2004	2003 As Restated

	(Dollars in thousands)
Operating Revenues
Retail service	$540,228	$472,308
Inbound roaming	42,499	54,606
Long-distance and other	36,655	37,687

Service Revenues	619,382	564,601
Equipment sales	38,268	39,173

Total Operating Revenues	$657,650	$603,774

Operating revenues increased $53.9 million, or 9%, to $657.7 million in 2004 from $603.8 million in 2003.

Service revenues increased $54.8 million, or 10%, to $619.4 in 2004 from $564.6 million in 2003. Service revenues primarily consist of: (i) charges for access, airtime, roaming and value-added services provided to U.S. Cellular’s retail customers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems. The increase was primarily due to the growing number of retail customers. Monthly service revenue per customer averaged $46.16 in the first quarter of 2004, a 2% increase in from an average of $45.05 in the first quarter of 2003.

Retail service revenues increased $67.9 million, or 14%, to $540.2 million in 2004 from $472.3 million in 2003. Growth in U.S. Cellular’s customer base and an increase in average monthly retail service revenue per customer were the primary reasons for the increase in retail service revenue. The number of customers increased 7% to 4,547,000 at March 31, 2004, from 4,240,000 at March 31, 2003, primarily due to customer additions from its marketing channels, and average monthly retail service revenue per customer increased 7% to $40.26 in 2004 from $37.68 in 2003.

Management anticipates that growth in the customer base in U.S. Cellular’s wireless markets will be slower in the future, primarily as a result of the increased competition in its markets and continued penetration of the consumer market. However, as U.S. Cellular expands its operations in Chicago and into its other recently acquired markets in future years, it anticipates adding customers and revenues in those markets.

Monthly local retail minutes of use per customer averaged 491 in 2004 and 377 in 2003. The increase in monthly local retail minutes of use was driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. The impact on retail service revenue of this increase was partially offset by a decrease in average revenue per minute of use in 2004. The decrease in average revenue per minute of use reflects the effects of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans. Management anticipates that U.S. Cellular’s average revenue per minute of use will continue to decline in the future, reflecting increased competition and penetration of the consumer market.

Inbound roaming revenues decreased $12.1 million, or 22%, to $42.5 million in 2004 from $54.6 million in 2003. The decrease in revenue related to the transfer of the Florida and Georgia markets to AT&T Wireless in August 2003 and the sale of the southern Texas markets to AT&T Wireless in February 2004; these markets had historically provided substantial amounts of inbound roaming revenue. Also contributing to the decrease in 2004 was the decrease in revenue per roaming minute of use, partially offset by an increase in roaming minutes used. In 2004, the increase in inbound roaming minutes of use was primarily driven by the overall growth in the number of customers throughout the wireless industry, partially offset by the loss of minutes of use from the markets transferred and sold to AT&T Wireless. The decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates.

Management anticipates that the rate of growth in inbound roaming minutes of use will continue to slow down due to these factors:

newer customers may roam less than existing customers, reflecting further penetration of the consumer market;
-24-
  the divestiture of U.S. Cellular's markets in Florida and Georgia in August 2003 and in southern Texas in February 2004, which have historically provided substantial inbound roaming minutes of use;
  U.S. Cellular's roaming partners may switch their business from U.S. Cellular to other operators or to their own systems; and
  as certain wireless operators convert their networks to Global System for Mobile Communication (“GSM”) digital technology, which U.S. Cellular only supports through its analog service and in some cases through its Time Division Multiple Access (“TDMA”) service, those operators may switch their business to other operators who offer GSM service.

Management also anticipates that average inbound roaming revenue per minute of use will continue to decline, reflecting the continued general downward trend in negotiated rates.

Long-distance and other revenue decreased $1.0 million, or 3%, to $36.7 million in 2004 from $37.7 million in 2003, primarily related to a decrease in the volume of long-distance calls billed by U.S. Cellular from inbound roamers using its systems to make long-distance calls. This decrease is caused by the loss of roaming minutes of use in 2004 from the markets transferred and sold to AT&T Wireless; a substantial portion of such minutes generated associated long-distance revenue. In U.S. Cellular’s other markets, the volume of long-distance calls increased from 2003 to 2004, partially offsetting the decrease in long-distance and other revenue. The effect of the increase in long-distance call volume in other markets was partially mitigated by price reductions primarily related to long-distance charges on roaming minutes of use as well as U.S. Cellular’s increasing use of pricing plans for its retail customers which include long-distance calling at no additional charge.

Equipment sales revenues decreased $905,000, or 2%, to $38.3 million in 2004 from $39.2 million in 2003. U.S. Cellular includes in its equipment sales revenues any handsets and related accessories sold to its customers, whether the customers are new signups or current customers who are changing handsets. U.S. Cellular also sells handsets to its agents at a price approximately equal to U.S. Cellular’s cost before applying any rebates. Selling handsets to agents enables U.S. Cellular to provide better control over handset quality, set roaming preferences and pass along quantity discounts. Management anticipates that it will continue to sell handsets to agents in the future, and that it will continue to provide rebates to agents who provide handsets to new and current customers.

Equipment sales revenue from handset sales to agents is recognized upon delivery of the related products to the agents, net of any anticipated agent rebates. In most cases, the agents receive a rebate from U.S. Cellular at the time these agents provide handsets to sign up new customers or retain current customers.

Handset sales to agents included in equipment sales revenues, net of all rebates, decreased $1.1 million, or 6%, in 2004. Equipment sales to customers through U.S. Cellular’s non-agent channels increased $148,000, or less than 1%, to $21.6 million in 2004 from $21.5 million in 2003. Customers added to U.S. Cellular’s customer base through its marketing distribution channels (“gross customer activations”), the primary driver of equipment sales revenues, increased 6% in 2004. Gross customer activations from agent channels increased 18% in 2004 while those from non-agent channels decreased 4%.

The decrease in gross customer activations from non-agent channels was driven by a change in the mix of activations coming from U.S. Cellular’s agent and non-agent channels, as the agent channel produced a higher percentage of activations in 2004 than in 2003. The decrease in equipment sales revenues from U.S. Cellular’s non-agent channels was primarily attributable to lower revenue per handset, reflecting the reduction in sales prices to end users as a result of increased competition. Also, U.S. Cellular continued to focus on retaining customers by offering existing customers handset pricing similar to that offered to new customers, particularly as these customers near the expiration date of their service contracts.

-25-

Operating Expenses

	Three Months Ended March 31,

	2004	2003 As Restated

	(Dollars in thousands)
Operating Expenses
System operations (excluding Depreciation shown
separately below)	$137,523	$137,965
Cost of equipment sold	119,888	88,643
Selling, general and administrative	258,206	250,352
Depreciation	101,440	94,900
Amortization and accretion	12,454	14,677
(Gain) Loss on assets held for sale	(143)	21,561

Total Operating Expenses	$629,368	$608,098

Operating expenses increased $21.3 million, or 3%, to $629.4 million in 2004 from $608.1 million in 2003.

System operations expenses (excluding depreciation) decreased $442,000, or less than 1%, to $137.5 million in 2004 from $138.0 million in 2003. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges and outbound roaming expenses. The decrease in system operations expenses in 2004 was due to the following factors:

the divestitures of markets to AT&T Wireless in August 2003 and February 2004; and an ongoing reduction both in the per-minute cost of usage on U.S. Cellular’s systems and in negotiated roaming rates.

The effects of the above factors were partially offset by the following factors:

  a 3% increase in the number of cell sites within U.S. Cellular’s systems, to 4,122 in 2004 from 3,987 in 2003, as it continues to expand and enhance coverage in its service areas through both acquisitions and internal growth; and
  increases in minutes of use on U.S. Cellular’s systems and by its customers using other systems when roaming.

As a result of the above factors, the components of system operations expenses were affected as follows:

  expenses incurred when U.S. Cellular’s customers used other systems when roaming decreased $9.1 million, or 15%;
  the cost of minutes used on U.S. Cellular’s systems increased $6.9 million, or 18%; and
  maintenance, utility and cell site expenses increased $1.7 million, or 4%.

In 2004, roaming charges paid by U.S. Cellular to third parties when its customers roamed in the Chicago market declined compared to 2003. Continued integration of the Chicago market into U.S. Cellular’s operations resulted in increased use of U.S. Cellular’s system by U.S. Cellular’s customers and a corresponding decrease in roaming by its customers on other systems in the Midwest.

In total, management expects system operations expenses to increase over the next few years, driven by the following factors:

  increases in the number of cell sites within U.S. Cellular’s systems as it continues to add capacity and enhance quality in all markets, and begins development activities in new markets; and
  increases in minutes of use, both on U.S. Cellular's systems and by U.S. Cellular's customers on other systems when roaming.

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage both on U.S. Cellular’s systems and on other carriers’ networks. As the Chicago area has historically been U.S. Cellular’s customers’ most popular roaming destination, management anticipates that the continued integration of the Chicago market and other recently launched markets into its operations will result in a further increase in minutes of use by U.S. Cellular’s customers on its systems and a corresponding decrease in minutes of use by its customers on other systems, resulting in a lower overall increase in minutes of use by U.S. Cellular’s customers on other systems. Such a shift in minutes of use should reduce U.S. Cellular’s per-minute cost of usage in the future, to the extent that its customers use its systems rather than other carriers’ networks. Additionally, U.S. Cellular’s acquisition and subsequent buildout of licensed areas received in the AT&T Wireless exchange transaction may shift more minutes of use to U.S. Cellular’s systems, as many of these licensed areas are major roaming destinations for U.S. Cellular’s current customers.

Cost of equipment sold increased $31.3 million, or 35%, to $119.9 million in 2004 from $88.6 million in 2003. The increase was due to the $16.4 million, or 30% increase in cost of equipment sold from non-agent channels and the $14.9 million, or 45%, increase in handset costs related to the sale of handsets to agents. The increase in cost of equipment sold from non-agent channels primarily reflects the increase in handsets sold to customers for retention purposes, partially offset by a 4% decrease in gross customer activations from non-agent channels in 2004. The increase in cost of equipment sold to agents primarily reflects the 18% increase in new customer activations through the agent channel as well as handsets sold by agents to customers for retention purposes.

Retention costs have increased in non-agent and agent channels as U.S. Cellular continued to focus on retaining customers by offering existing customers new handsets similar to those offered to new customers as the expiration dates of customers’ service contracts approached. In addition, the overall cost per handset increased in the first quarter of 2004 as more customers purchased higher priced data-enabled handsets.

Selling, general and administrative expenses increased $7.8 million, or 3%, to $258.2 million in 2004 from $250.4 million in 2003. Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers, the costs of serving customers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in the first three months of 2004 is primarily due to the following factors:

  a $12.0 million increase in expenses related to payments into the federal universal service fund, based on an increase in rates due to changes in the FCC regulations as of April 2003, substantially all of which is offset by increases in long-distance and other revenue for amounts passed through to customers; and
  a $3.9 million increase in advertising costs, primarily related to the marketing of the U.S. Cellular brand in the Chicago market and the marketing of U.S. Cellular's data-related wireless services.

The increase was also attributable to the rise in salaries and other employee-related expenses associated with acquiring, serving and retaining customers, primarily as a result of the increase in U.S. Cellular’s customer base.

These increases were partially offset by a $9.4 million decrease in billing-related expenses, primarily due to the expenses incurred in 2003 related to the maintenance of the Chicago market’s billing system and the transition to the system used in U.S. Cellular’s other operations in July 2003.

Sales and marketing cost per gross customer activation increased 4% to $371 in 2004 from $358 in 2003, primarily due to increased handset subsidies. Sales and marketing cost per gross customer activation is not calculable using financial information derived directly from the statement of operations. The definition of sales and marketing cost per gross customer activation that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similarly titled measures that are reported by other companies. Below is a summary of sales and marketing cost per gross customer activation for each period:

-27-
	Three Months Ended March 31,

	2004	2003 As Restated

Components of cost (000s):
Selling, general and administrative expenses related to the
acquisition of new customers (1)	$110,458	$108,921
Cost of equipment sold to new customers (2)	83,458	64,765
Less equipment sales revenue from new customers (3)	(46,463)	(39,176)

Total costs	$147,453	$134,510
Gross customer activations (000s) (4)	397	376

Sales and marketing cost per gross customer activation	$371	$358

(1)	Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:
	Three Months Ended March 31,

	2004	2003 As Restated

	(Dollars in thousands)
Selling, general and administrative expenses, as reported	$258,206	$250,352
Less expenses related to serving and retaining customers	(147,748)	(141,431)

Selling, general and administrative expenses related to
the acquisition of new customers	$110,458	$108,921

(2)	Cost of equipment sold, excluding amounts related to the retention of existing customers is reconciled to cost of equipment sold as follows:
	Three Months Ended March 31,

	2004	2003 As Restated

	(Dollars in thousands)
Cost of equipment sold as reported	$119,888	$88,643
Less cost of equipment sold related to the retention of
existing customers	(36,430)	(23,878)

Cost of equipment sold to new customers	$83,458	$64,765

(3)	Equipment sales revenue, excluding amounts related to the retention of existing customers is reconciled to equipment sales revenues as follows:
	Three Months Ended March 31,

	2004	2003 As Restated

	(Dollars in thousands)
Equipment sales revenue as reported	$38,268	$39,173
Less equipment sales revenues related to the retention of
existing customers, excluding agent rebates	(6,048)	(7,860)
Add agent rebate reductions of equipment sales revenues
related to the retention of existing customers	14,243	7,863

Equipment sales revenues for new customers	$46,463	$39,176

(4)	Gross customer activations represent customers added to U.S. Cellular's customer base during the respective periods presented, through its marketing distribution channels.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers ("net customer retention costs"), increased 9% to $14.34 in 2004 from $13.19 in 2003. Management uses this measurement to assess the cost of serving and retaining its customers on a per unit basis.

-28-
This measurement is reconciled to total selling, general and administrative expenses as follows:
	Three Months Ended March 31,

	2004	2003 As Restated

	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative
expenses as reported	$258,206	$250,352
Less selling, general and administrative expenses
related to the acquisition of new customers	(110,458)	(108,921)
Add cost of equipment sold related to the
retention of existing customers	36,430	23,878
Less equipment sales revenues related to the
retention of existing customers, excluding agent rebates	(6,048)	(7,860)
Add agent rebate reductions of equipment sales
revenues related to the retention of existing customers	14,243	7,863

Net cost of serving and retaining customers	$192,373	$165,312
Divided by average customers during period (000s) (2)	4,473	4,178
Divided by three months in each period	3	3

Average monthly general and administrative expenses
per customer	$14.34	$13.19

(1)	These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.
(2)	Average customers for the three month periods were previously defined in footnote 4 to the table of summarized operating data.

Depreciation expense increased $6.5 million, or 7%, to $101.4 million in 2004 from $94.9 million in 2003. The increases primarily reflect a change in the useful lives of certain asset categories, which increased depreciation expense $7.4 million in 2004, as well as rising average fixed asset balances, which increased 14% in 2004. Increased fixed asset balances in 2004 resulted from the following factors:

  the addition of 505 new cell sites since March 31, 2003, which were built to improve coverage and capacity in U.S. Cellular’s markets, both in currently served areas as well as in areas where U.S. Cellular is preparing to launch commercial service;
  the addition of digital radio channels to U.S. Cellular's network to accommodate increased usage; and
  investments in U.S. Cellular's office systems.

These increases were partially offset by the divestitures of markets in the exchange and sale transactions with AT&T Wireless, which reduced the number of cell sites in U.S. Cellular’s network by 364.

In 2003, $5 million of depreciation expense was recorded related to the writeoff of certain assets.

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

Amortization and accretion expense decreased $2.2 million or 15% to $12.5 million in 2004 from $14.7 million in 2003, primarily representing decreased amortization related to the customer list intangible assets acquired in the Chicago market transaction during 2002. These customer list assets are amortized using the declining balance method, based on average customer retention periods of each customer list. Therefore, decreasing amounts of amortization expense will be recorded in each 12-month period following the establishment of each customer list asset. Amortization and accretion expense includes $1.2 million of accretion related to the asset retirement obligation in 2004, and $1.1 million in 2003.

(Gain)Loss on assets held for sale totaled a gain of $143,000 in 2004 and a loss of $21.6 million in 2003.

The gain in 2004 represents the change in carrying value of the assets sold to AT&T Wireless in the southern Texas markets from January 1, 2004 through February 17, 2004, when the sale was completed. An estimated loss of $22.0 million had been recorded subsequent to the announcement of this transaction in November 2003. Subsequent to recording the gain, the carrying value of the assets U.S. Cellular sold to

AT&T Wireless is equal to the cash U.S. Cellular has received, and expects to receive related to the working capital adjustment, from AT&T Wireless. The aggregate loss may require an adjustment at the time the working capital adjustment is completed.

The loss in 2003 represented the difference between the fair value, as determined by an independent valuation, of the assets U.S. Cellular expected to receive in the AT&T Wireless exchange transaction which was completed in August 2003, and the recorded value of the assets it expected to transfer to AT&T Wireless.

Operating Income (Loss)

Operating income (loss) totaled income of $28.3 million in 2004 and a loss of $4.3 million in 2003. The operating income (loss) margins (as a percent of service revenues) were 4.6% in 2004 and (0.8%) in 2003. The increase in operating income and operating income margin in 2004 reflects the following:

  the loss on assets held for sale recorded in 2003 related to the asset exchange transaction with AT&T Wireless;
  increased service revenues, driven by growth in the number of customers served by U.S. Cellular's systems and an increase in average monthly revenue per customer;
  a decline in amortization and accretion expense, primarily due to the reduction in the amortization of the customer list asset related to the Chicago market; and
  a slight decline in system operations expense, primarily driven by the effects of the divestitures of markets to AT&T Wireless in 2003 and 2004, which were mostly offset by the effects of increases in minutes of use.

These factors were partially offset by the following:

  increased equipment subsidies, primarily due to U.S. Cellular’s practice of selling handsets to agents as well as an increase in the number of handsets sold related to the renewal or upgrade of service contracts of existing U.S. Cellular customers; and
  increased depreciation expense, driven by a change in the useful lives of certain fixed assets and an increase in average fixed assets related to ongoing improvements to U.S. Cellular’s wireless network.

U.S. Cellular expects most of the above factors, except for those related to the loss on assets held for sale, to continue to have an effect on operating income and operating margins for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause operating income and operating margins to fluctuate over the next several quarters.

U.S. Cellular plans to incur additional expenses during the remainder of 2004 as it competes in the Chicago market and in other recently launched markets. Additionally, U.S. Cellular plans to build out its network into other as yet unserved portions of its licensed areas, and will begin sales and marketing operations in those areas in the next few years. U.S. Cellular launched its brand of data-related wireless services in many of its markets in the second half of 2003, and expects to incur expenses related to its continued marketing of data-related wireless services in the next few years.

As a result, depending on the timing and effectiveness of these initiatives, U.S. Cellular’s operating income may range from $160 million to $210 million for the full year of 2004, compared to $167 million in 2003.

U.S. Cellular anticipates that service revenues will total approximately $2.55 billion for the full year of 2004, compared to service revenues of $2.4 billion in 2003. The anticipated service revenue growth in 2004 reflects the effects of the sale of properties to AT&T Wireless in February 2004, the markets transferred to AT&T Wireless in the exchange transaction completed in August 2003, the continued growth in U.S. Cellular’s customer base and the continued marketing of data-related wireless services in its markets.

Depending on the timing and effectiveness of its marketing efforts, U.S. Cellular anticipates that net customer activations from its marketing channels will total 475,000 to 500,000 for the full year of 2004, increasing its customer base accordingly. However, management anticipates that average monthly service revenue per customer will decrease slightly, as retail service revenue per minute of use and inbound roaming revenue per minute of use decline.

U.S. Cellular anticipates that its net costs associated with customer growth, service and retention, initiation of new services, launches in new markets and fixed asset additions will continue to grow. U.S. Cellular anticipates that its net customer retention costs will increase in the future as competitive pressures continue and as per unit handset costs increase. In addition, U.S. Cellular will continue to migrate its customer base to a single digital technology platform and certain customers will require new handsets, further increasing net customer retention costs in the future.

Management believes there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Management anticipates that the impact of such seasonality will decrease in the future, particularly as it relates to operating expenses, as the proportion of full year customer activations derived from fourth quarter holiday sales is expected to decline to reflect ongoing, rather than seasonal, promotions of U.S. Cellular’s products.

Effects of Competition on Operating Income

U.S. Cellular competes directly with several wireless communications services providers, including enhanced specialized mobile radio service providers, in each of its markets. In general, there are between five and seven competitors in each wireless market in which U.S. Cellular provides service. U.S. Cellular generally competes against each of the six near-nationwide wireless companies: Verizon Wireless, Sprint PCS (and affiliates), Cingular Wireless, AT&T Wireless, T-Mobile and Nextel. However, not all six competitors operate in each market where U.S. Cellular does business. U.S. Cellular believes that these competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than it does. In addition, Cingular Wireless has agreed to acquire AT&T Wireless, which will increase this competitor’s financial, technical, marketing, sales, purchasing and distribution resources.

The use of national advertising and promotional programs by such national wireless operators may be a source of additional competitive and pricing pressures in all U.S. Cellular markets, even if those operators may not provide service in a particular market. U.S. Cellular provides wireless services comparable to the national competitors, but the other wireless companies operate in a wider geographic area and are able to offer no- or low-cost roaming and long-distance calling packages over a wider area on their own networks than U.S. Cellular can offer on its network. If U.S. Cellular offers the same calling area as one of these competitors, it will incur roaming charges for calls made in portions of the calling area that are not part of its network.

In the Midwest, U.S. Cellular’s largest contiguous service area, it can offer larger regional service packages without incurring significant roaming charges than it is able to offer in other parts of its network. U.S. Cellular also employs a customer satisfaction strategy throughout its markets which it believes has contributed to a relatively low customer churn rate.

Some of U.S. Cellular’s competitors bundle other services, such as landline telephone service and internet access, with their wireless communications services, which U.S. Cellular either does not have the ability to offer or has chosen not to offer.

In addition, U.S. Cellular competes against both larger and smaller regional wireless companies in certain areas, including ALLTEL, Western Wireless and Rural Cellular Corporation, and against resellers of wireless services. Since each of these competitors operates on systems using spectrum licensed by the FCC and has comparable technology and facilities, competition for customers among these systems in each market is principally on the basis of quality of service, price, size of area covered, services offered and responsiveness of customer service.

Since U.S. Cellular’s competitors do not disclose their subscriber counts in specific regional service areas, market share for the competitors in each regional market cannot be accurately determined.

Effects of Wireless Number Portability on Operating Income

The FCC has adopted wireless number portability rules requiring wireless carriers to allow a customer to retain, subject to certain geographical limitations, their existing telephone number when switching from one telecommunications carrier to another. These rules became effective on November 24, 2003 for wireless providers in the largest 100 metropolitan statistical areas in the United States. On May 24, 2004, wireless providers in all areas outside such 100 areas that receive a request to allow an end user to port their number must be capable of doing so by such date or within six months of receiving the request, whichever is later.

U.S. Cellular has been successful in facilitating number portability requests in a timely manner in its markets that became subject to the rules on November 24, 2003 and is preparing to facilitate number portability requests in a timely manner in its markets that will become subject to the rules on May 24, 2004. The implementation of wireless number portability has not had a material effect on U.S. Cellular’s results of operations to date. However, U.S. Cellular is unable to predict the impact that the implementation of number portability will have in the future. The implementation of wireless number portability may increase churn rates for U.S. Cellular and other wireless companies, as the ability of customers to retain their wireless telephone numbers removes a significant barrier for customers who wish to change wireless carriers. U.S. Cellular believes that it may be able to obtain additional new customers who wish to change their service from other wireless carriers as a result of wireless number portability. The future volume of any porting requests, and the processing costs related thereto, may increase U.S. Cellular’s operating costs in the future. Any of the above factors could have an adverse effect on U.S. Cellular’s competitive position, costs of obtaining new subscribers, liquidity, financial position and results of operations.

Investment and Other Income (Expense)

Investment and other income (expense) totaled expense of ($5.3) million in 2004 and ($6.3) million in 2003.

Investment income increased $1.9 million, to $14.3 million in 2004 from $12.4 million in 2003. Investment income primarily represents U.S. Cellular’s share of net income from the markets managed by others that are accounted for by the equity method. The aggregate net income of these investment markets increased significantly in 2004, resulting in a corresponding increase in investment income.

Interest expense increased $4.8 million, or 31%, to $20.3 million in 2004 from $15.5 million in 2003. Interest expense in 2004 is primarily related to Liquid Yield Option Notes ($2.5 million); U.S. Cellular’s 7.25% Notes ($4.6 million); its 8.75% Notes ($2.9 million); its 6.70% Notes ($7.5 million); its revolving credit facilities with a series of banks ($0.8 million); its Vodafone forward contracts ($0.7 million); and its Intercompany Note with TDS (the “Intercompany Note”) ($0.9 million). Interest expense in 2003 is primarily related to Liquid Yield Option Notes ($2.3 million); U.S. Cellular’s 7.25% Notes ($4.7 million); its 8.75% Notes ($2.8 million); its revolving credit facilities with a series of banks ($2.3 million); its Vodafone forward contracts ($0.8 million); and the Intercompany Note ($2.1 million). The Intercompany Note was repaid in full on February 9, 2004 using U.S. Cellular’s $700 million revolving credit facility.

The overall increase in interest expense in the first quarter of 2004 is due to the effect of the issuance of the 6.70% Notes and subsequent repayment of lower interest rate revolving credit facility borrowings in December 2003.

The zero coupon convertible debentures, also known as Liquid Yield Option Notes, accrete interest at 6% annually, but do not require current cash payments of interest. All accreted interest is added to the outstanding principal balance on June 15 and December 15 of each year for purposes of calculating interest expense.

U.S. Cellular’s $250 million principal amount of 7.25% Notes are unsecured and become due in August 2007. Interest on such notes is payable semi-annually on February 15 and August 15 of each year.

U.S. Cellular’s $130 million principal amount of 8.75% Notes are unsecured and become due in November 2032. Interest on such notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year.

U.S. Cellular’s $444 million principal amount of 6.70% Notes are unsecured, were issued in December 2003 and become due in December 2033. U.S. Cellular issued the 6.70% Notes in order to reduce the use of its revolving credit facility and the related interest rate risk. Interest on such notes is payable semi-annually on June 15 and December 15 of each year.

For information regarding U.S. Cellular’s Revolving Credit Facilities, see “Liquidity and Capital Resources – Revolving Credit Facilities.” For information regarding the Intercompany Note from TDS, see “Certain Relationships and Related Transactions.”

Loss on investments totaled $3.5 million in 2003. A license impairment loss was recorded related to U.S. Cellular’s investment in a non-operational market in Florida that remained with U.S. Cellular after the exchange with AT&T Wireless was completed in August 2003.

Income Taxes

Income tax expense (benefit) totaled expense of $11.7 million in 2004 and a benefit of $388,000 in 2003. The overall effective tax rates were 50.7% in 2004 and 3.6% in 2003. The effective tax rates in 2004 and 2003 were impacted by the gains and losses on assets held for sale and the loss on investments, which have different tax rates than U.S. Cellular’s overall operations. For further discussion of U.S. Cellular’s effective tax rates in 2004 and 2003, see Note 4 – Income Taxes.

TDS and U.S. Cellular are parties to a Tax Allocation Agreement, pursuant to which U.S. Cellular is included in a consolidated federal income tax return with other members of the TDS consolidated group.

For financial reporting purposes, U.S. Cellular computes federal income taxes as if it was filing a separate return as its own affiliated group and was not included in the TDS group.

Cumulative Effect of Accounting Change

Effective January 1, 2003, U.S. Cellular adopted SFAS No.143 “Accounting for Asset Retirement Obligations” and recorded the initial liability for legal obligations associated with an asset retirement. The cumulative effect of the implementation of this accounting standard on periods prior to 2003 was recorded in the first quarter of 2003, decreasing net income by $14.3 million, net of tax and minority interest, or $0.17 per basic and diluted share.

Net Income (Loss)

Net income (loss) totaled income of $9.2 million in 2004 and a loss of $27.8 million in 2003. Diluted earnings (loss) per share was $0.11 in 2004 and ($0.32) in 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

Mandatorily Redeemable Noncontrolling Interests

Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” certain minority interests in consolidated entities with finite lives may meet the standard’s definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement assuming an orderly liquidation of the finite-lived entity, net of estimated liquidation costs (the “settlement value”). U.S. Cellular’s consolidated financial statements include such minority interests that meet the standard’s definition of mandatorily redeemable financial instruments. These mandatorily redeemable minority interests represent interests held by third parties in consolidated partnerships and limited liability companies (“LLCs”), where the terms of the underlying partnership or LLC agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the minority interest holders and U.S. Cellular in accordance with the respective partnership and LLC agreements. The termination dates of U.S. Cellular’s mandatorily redeemable minority interests range from 2042 to 2100.

On November 7, 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The FSP indefinitely deferred the classification and measurement provisions of SFAS No. 150 related to the mandatorily redeemable minority interests associated with finite-lived subsidiaries, but retained the related disclosure provisions. The settlement value of U.S. Cellular’s mandatorily redeemable minority interests is estimated to be $106.5 million at March 31, 2004. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on March 31, 2004, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FSP FAS 150-3; U.S. Cellular has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at March 31, 2004 is $34.8 million, and is included in the balance sheet caption Minority Interest in Subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $71.7 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions. Change in those factors and assumptions could result in a materially larger or smaller settlement amount.

The FASB plans to reconsider certain implementation issues and perhaps the classification or measurement guidance for mandatorily redeemable minority interests during the deferral period. The outcome of their deliberations cannot be determined at this point. Accordingly, it is possible that the FASB could require the recognition and measurement of mandatorily redeemable minority interests at their settlement value at a later date.

Earnings Per Share

In March 2004, Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.”  EITF 03-6 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share.  The consensuses reached by the Task Force in this Issue were ratified by the FASB on March 31, 2004, and are effective for reporting periods beginning after March 31, 2004.  U.S. Cellular is currently assessing the provisions of EITF 03-6 and the impact on its calculation of earnings per share.

FINANCIAL RESOURCES

U.S. Cellular operates a capital- and marketing-intensive business. In recent years, U.S. Cellular has generated cash from its operations, received cash proceeds from divestitures, used its short-term credit facilities and used long-term debt financing to fund its network construction costs and operating expenses. U.S. Cellular anticipates further increases in wireless customers, revenues, operating expenses, cash flows from operating activities and fixed asset additions in the future. Cash flows may fluctuate from quarter to quarter depending on the seasonality of each of these growth factors. Following is a summary of cash flows activities.

	Three Months Ended March 31,

	2004	2003

	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$86,438	$101,905
Investing activities	(41,080)	(130,055)
Financing activities	(20,171)	31,174

Net increase in
cash and cash equivalents	$25,187	$3,024

-34-

Cash flows from operating activities provided $86.4 million in 2004 and $101.9 million in 2003. Income excluding adjustments to reconcile income (loss) to net cash provided by operating activities, excluding changes in assets and liabilities from operations (“noncash” items) totaled $125.6 million in 2004 and $114.0 million in 2003. Changes in assets and liabilities from operations required $39.2 million in 2004 and $12.1 million in 2003, reflecting timing differences in the payment of accounts payable and accrued taxes and the receipt of accounts receivable. Income taxes and interest paid totaled $15.8 million in 2004 and $6.1 million in 2003.

The following table is a summary of the components of cash flows from operating activities.

	Three Months Ended March 31,

	2004	2003 As Restated

	(Dollars in thousands)
Net income (loss)	$9,232	$(27,826)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities	116,333	141,782

	125,565	113,956
Changes in assets and liabilities	(39,127)	(12,051)

	$86,438	$101,905

Cash flows from investing activities required $41.1 million in 2004 and $130.1 million in 2003. Cash required for property, plant and equipment and system development expenditures totaled $100.5 million in 2004 and $140.9 million in 2003. In both periods, these expenditures were financed primarily with internally generated cash and borrowings from U.S. Cellular’s revolving credit facilities. These expenditures primarily represent the construction of 71 and 73 cell sites in 2004 and 2003, respectively, as well as other plant additions and costs related to the development of U.S. Cellular’s office systems. In 2004 and 2003, these plant additions included approximately $10 million and $15 million, respectively, for the migration to a single digital equipment platform. In both periods, other plant additions included significant amounts related to the replacement of retired assets. In 2003, significant amounts were added to plant under construction as certain markets prepared to migrate to a single digital equipment platform. In 2004, net cash received from the sale of wireless properties in southern Texas to AT&T Wireless totaled $96.9 million. Cash paid for the acquisition of certain minority wireless interests in several wireless markets in which U.S. Cellular already owned a controlling interest totaled $40.4 million in 2004. There were no acquisitions or divestitures completed during the first quarter of 2003. Cash distributions from cellular entities in which U.S. Cellular has an interest provided $3.5 million in 2004 and $13.6 million in 2003.

Cash flows from financing activities required $20.2 million in 2004 and provided $31.2 million in 2003. In 2004, U.S. Cellular repaid the $105.0 million Intercompany Note to TDS, which was financed using its revolving credit facility. In 2003, U.S. Cellular repaid the remaining principal amount outstanding on its 9% Series A Notes due 2032 (the “9% Series A Notes”) with $40.7 million in cash, which was financed using U.S. Cellular’s revolving credit facilities. The 9% Series A Notes were issued to PrimeCo in a private placement on August 2002 and are now retired. In 2004 and 2003, U.S. Cellular borrowed $230.0 million and $120.0 million, respectively, and repaid $145.0 million and $48.0 million, respectively, under its revolving credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that internal cash flow, existing cash and cash equivalents, and funds available from line of credit arrangements provide substantial financial flexibility for U.S. Cellular to meet both its short- and long-term needs. U.S. Cellular also may have access to public and private capital markets to help meet its long-term financing needs. U.S. Cellular anticipates issuing debt and equity securities only when capital requirements (including acquisitions), financial market conditions and other factors warrant.

However, the availability of financial resources is dependent on economic events, business developments, technological changes, financial conditions or other factors, many of which are not in U.S. Cellular’s control. If at any time financing is not available on terms acceptable to U.S. Cellular, it might be required to reduce its business development and capital expenditure plans, which could have a materially adverse effect on its business and financial condition. U.S. Cellular does not believe that any circumstances that could materially adversely affect U.S. Cellular’s liquidity or capital resources are currently reasonably likely to occur, but it cannot provide assurances that such circumstances will not occur or that they will not occur rapidly. Economic downturns, changes in financial markets or other factors could rapidly change the availability of U.S. Cellular’s liquidity and capital resources. Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development and acquisition programs.

U.S. Cellular is generating substantial cash from its operations and anticipates financing all of its 2004 obligations with internally generated cash and with short- and long-term debt as the timing of such expenditures warrants. U.S. Cellular had $35.0 million of cash and cash equivalents at March 31, 2004.

Revolving Credit Facilities and Long-Term Debt

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At March 31, 2004, this line of credit had $614.8 million available for use, net of borrowings of $85.0 million and outstanding letters of credit of $0.2 million. This credit facility expires in June 2007. Borrowings bear interest at the LIBOR rate plus a margin percentage, based on U.S. Cellular’s credit rating, which was 55 basis points as of March 31, 2004 (for a rate of 1.64% based on the one month LIBOR rate at March 31, 2004).

The continued availability of this revolving line of credit requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and to represent certain matters at the time of each borrowing. On April 19, 2004, U.S. Cellular filed a Form 8-K with the SEC announcing that it expected to restate financial statements for the years ended December 31, 2003 and 2002 and for the interim periods for such years. The restatements resulted in a default under the revolving credit agreement between U.S. Cellular and certain lenders. U.S. Cellular did not fail to make any scheduled payment of principal or interest under such revolving credit agreement. U.S. Cellular received waivers from the lenders under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements. U.S. Cellular’s interest cost on its line of credit would increase if its credit rating goes down, which would increase its cost of financing, but the line of credit would not cease to be available solely as a result of a decline in its credit rating. Certain of U.S. Cellular’s credit facilities would accelerate in the event of a change in control.

The U.S. Cellular Board of Directors has approved a filing with the SEC of a shelf registration statement on Form S-3 to register the issuance from time to time of up to $500 million of senior debt securities. As of the filing date of this Form 10-Q, U.S. Cellular had not filed any registration statement pursuant to its Board of Directors’ approval.

Any sale of debt securities offered under the proposed S-3 Prospectus may be used by U.S. Cellular for general corporate purposes, including, subject to market conditions, the redemption of long-term debt such as the 7.25% notes and 6% zero coupon convertible debentures; in connection with our acquisition, construction and development programs; the reduction of short-term debt; for working capital; or to provide additional investments in U.S. Cellular subsidiaries. Until the proceeds are used for these purposes, U.S. Cellular may deposit them in interest-bearing accounts or invest them in short-term investment securities.

As of the date of filing of this Form 10-Q, U.S. Cellular is in compliance with all covenants and other requirements set forth in its revolving credit agreement and long-term debt indentures. U.S. Cellular does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future.

Marketable Equity Securities and Forward Contracts

U.S. Cellular and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile share prices. U.S. Cellular and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets. The investment in Vodafone resulted from certain sales or trades of non-strategic cellular investments to or settlements with AirTouch Communications in exchange for stock of AirTouch, which was then acquired by Vodafone for American Depositary Receipts representing Vodafone stock. The investment in Rural Cellular Corporation is the result of a consolidation of several cellular partnerships in which U.S. Cellular subsidiaries held interests into Rural Cellular Corporation, and the distribution of Rural Cellular Corporation stock in exchange for these interests. U.S. Cellular has not disposed of the investments because their low tax cost basis would trigger a substantial taxable gain upon disposition.

A subsidiary of U.S. Cellular has entered into a number of variable prepaid forward contracts (“forward contracts”) with counterparties related to the marketable equity securities that it holds. The forward contracts mature in May 2007 and, at U.S. Cellular’s option, may be settled in shares of the respective security or cash. U.S. Cellular has provided guarantees to the lenders which provide assurance to the lenders that all principal and interest amounts will be paid upon settlement of the contracts by its subsidiary. If shares are delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the balance sheet. As of March 31, 2004, such deferred tax liabilities totaled $79.1 million.

U.S. Cellular is required to comply with certain covenants under the forward contracts. On April 19, 2004, U.S. Cellular filed a Form 8-K with the SEC announcing that it expected to restate financial statements for the years ended December 31, 2003 and 2002 and for the interim periods for such years. The restatements resulted in defaults under certain of the forward contracts. U.S. Cellular did not fail to make any scheduled payments under any of the forward contracts. U.S. Cellular received waivers from the counterparty to such forward contracts, as required, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatements.

As of the date of filing of this Form 10-Q, U.S. Cellular is in compliance with all covenants and other requirements set forth in the forward contracts.

Capital Expenditures

Anticipated capital expenditures for 2004 primarily reflect U.S. Cellular’s plans for construction, system expansion, the buildout of certain of its licensed areas and additional expenditures related to its plans to migrate to a single digital equipment platform. U.S. Cellular plans to finance its construction program using internally generated cash and short-term and long-term financing. U.S. Cellular’s estimated capital spending for 2004 is $610 million to $630 million. U.S. Cellular’s capital expenditures for the three months ended March 31, 2004 totaled $100.5 million.

U.S. Cellular’s 2004 capital expenditures will primarily address the following needs:

  Expand and enhance U.S. Cellular's coverage in its service areas.
  Provide additional capacity to accommodate increased network usage by current customers.
  Build out certain licensed areas acquired in 2001, 2002 and 2003.
  Complete U.S. Cellular’s migration toward a single digital equipment platform, Code Division Multiple Access (“CDMA”), from a mixture of CDMA and another digital technology, TDMA.
  Enhance U.S. Cellular's retail store network and office systems.

U.S. Cellular’s overlay of existing technologies with CDMA is largely completed, and when the project is fully completed in 2004 it anticipates total expenditures related to the project to be no more than $300 million. U.S. Cellular will utilize CDMA technology in building out the licenses it has acquired and expects to acquire in the future from AT&T Wireless.

U.S. Cellular expects capital expenditures related to the buildout of the licensed areas it acquired in 2001 through 2003, including those in the AT&T Wireless exchange transaction, to be substantial. U.S. Cellular plans to build networks to serve these licensed areas and launch commercial service in these areas over the next several years. Approximately $100 million of the estimated capital spending for 2004 is allocated to the buildout of certain of these licenses, and U.S. Cellular expects a significant portion of its capital spending over the next few years to be related to the buildout of its wireless licensed areas.

Repurchase of Securities

U.S. Cellular has no current plans to repurchase a significant number of its Common Shares, and it did not repurchase any Common Shares in the first quarter of 2004 or 2003. U.S. Cellular’s primary repurchase program expired in December 2003. However, U.S. Cellular has an ongoing authorization to repurchase a limited amount of additional Common Shares on a quarterly basis, primarily for use in employee benefit plans.

U.S. Cellular’s Board of Directors has authorized management to opportunistically repurchase its 6% zero coupon convertible debentures, or Liquid Yield Option Notes, in private transactions. U.S. Cellular may also purchase a limited amount of such Notes in open-market transactions from time to time. U.S. Cellular’s Liquid Yield Option Notes are convertible, at the option of their holders, at any time prior to maturity, redemption or purchase, into Common Shares at a conversion rate of 9.475 Common Shares per $1,000 of Notes. Upon conversion, U.S. Cellular has the option to deliver to holders either Common Shares or cash equal to the market value of the Common Shares into which the Liquid Yield Option Notes are convertible. U.S. Cellular may redeem the Liquid Yield Option Notes for cash at the issue price plus accrued original issue discount through the date of redemption.

Contractual Obligations

There has been no material change in the resources required for scheduled repayment of contractual obligations from the table of Contractual Obligations included in Management’s Discussion and Analysis of Results of Operations and Financial Condition included in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

Off-Balance Sheet Arrangements

U.S. Cellular has no transactions, agreements or contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, revenues or expenses.

U.S. Cellular has certain variable interests in investments in unconsolidated entities where U.S. Cellular holds a minority interest. The investments in unconsolidated entities total $174.3 million as of March 31, 2004 and are accounted for using either the equity or cost method. U.S. Cellular’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

Indemnity Agreements

U.S. Cellular enters into agreements in the normal course of business that provide for indemnification of counterparties. These include certain asset sales and financings with other parties. The term of the indemnification varies by agreement. The events or circumstances that would require U.S. Cellular to perform under these indemnities are transaction specific; however these agreements may require U.S. Cellular to indemnify the counterparty for costs and losses incurred from litigation or claims arising from the underlying transaction. U.S. Cellular is unable to estimate the maximum potential liability for these types of indemnifications as the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, U.S. Cellular has not made any significant indemnification payments under such agreements.

ACQUISITIONS, EXCHANGES AND DIVESTITURES

U.S. Cellular assesses its wireless holdings on an ongoing basis in order to maximize the benefits derived from its operating markets. U.S. Cellular also reviews attractive opportunities for the acquisition of additional wireless spectrum.

2004 Activity

On February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless for $96.9 million in cash, including a working capital adjustment. The U.S. Cellular markets sold to AT&T Wireless included wireless assets and customers in six 25 megahertz cellular markets. An aggregate loss of $21.9 million (including a $22.0 million estimate of the loss on assets held for sale in the fourth quarter of 2003 and a $143,000 reduction of the loss in the first quarter of 2004) was recorded as a loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets sold to AT&T Wireless and the cash received in the transaction.

In addition, in the first quarter of 2004, U.S. Cellular purchased certain minority interests in several wireless markets in which it already owned a controlling interest for $40.4 million in cash. These acquisitions increased investment in licenses, goodwill and customer lists by $2.7 million, $3.6 million and $12.9 million, respectively.

2003 Activity

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless to exchange wireless properties. Pursuant to the exchange, U.S. Cellular has received or will receive the following: a) wireless licenses in 13 states contiguous to and that overlap existing U.S. Cellular properties in the Midwest and the Northeast; b) approximately $34.0 million in cash; and c) minority interests in six markets in which it previously owned a controlling interest.

The acquisition of the licenses in the exchange was accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular to AT&T Wireless was accounted for as a sale. An estimated loss of $21.6 million was recorded in the first quarter of 2003 as a loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets transferred to AT&T Wireless and the fair value of the consideration received or to be received in the transaction.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from estimates under different assumptions or conditions.

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

Investment in Licenses and Goodwill

U.S. Cellular reported $1,192.3 million and $1,189.3 million of investment in licenses and $433.3 million and $430.3 million of goodwill, at March 31, 2004 and December 31, 2003, respectively, as a result of the acquisitions of wireless licenses and markets. In addition, at the end of both periods, U.S. Cellular reported $42.0 million of License Rights related to the licenses that will be received when the AT&T Wireless exchange transaction is fully completed.

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

The fair value of an intangible asset and reporting unit goodwill is the amount at which that asset or reporting unit could be bought or sold in a current transaction between willing parties. Therefore, quoted market prices in active markets are the best evidence of fair value and should be used when available. If quoted market prices are not available, the estimate of fair value is based on the best information available, including prices for similar assets and the use of other valuation techniques. Other valuation techniques include present value analysis, multiples of earnings or revenue or a similar performance measure. The use of these techniques involve assumptions by management about factors that are highly uncertain including future cash flows, the appropriate discount rate and other inputs. Different assumptions for these inputs or different valuation methods could create materially different results.

U.S. Cellular tests goodwill for impairment at the level of reporting referred to as a reporting unit. Following the divestiture of its southern Texas markets, which in the aggregate represented an entire reporting unit, in February 2004, U.S. Cellular has identified six reporting units pursuant to paragraph 30 of SFAS No. 142. The six reporting units represent six geographic groupings of FCC licenses, constituting six markets or service areas. U.S. Cellular combines its FCC licenses into six units of accounting for purposes of testing the licenses for impairment pursuant to Emerging Issues Task Force Statement 02-7, “Units of Accounting for Testing Impairment of Indefinite-Lived Assets” (“EITF 02-7”) and SFAS No. 142, using the same geographic groupings as its reporting units.

In 2003, U.S. Cellular retained a third-party valuation firm to prepare valuations of each of the then existing reporting units for purposes of goodwill impairment testing. A discounted cash flow approach was used to value each of the reporting units, using value drivers and risks specific to each individual geographic region. The cash flow estimates incorporate assumptions that market participants would use in their estimates of fair value. Key assumptions made in this process were the selection of a discount rate, estimated future cash flow levels, projected capital expenditures, and selection of terminal values.

U.S. Cellular also retained a third-party valuation firm to prepare valuations of similar groupings of FCC licenses (units of accounting pursuant to EITF 02-7). The valuations were prepared using an excess earnings methodology, through the use of a discounted cash flow approach. This excess earnings methodology estimates the fair value of the intangible assets (FCC license units of accounting) by measuring the future cash flows of the license groups, reduced by charges for contributory assets such as working capital, trademarks, existing subscribers, fixed assets, assembled workforce and goodwill.

In the first quarter of 2003, a license impairment loss was recorded related to U.S. Cellular’s investment in a non-operational market in Florida remaining after the exchange with AT&T Wireless was completed. In the second quarter of 2003, U.S. Cellular recorded an impairment loss on its investment in licenses totaling $49.6 million in 2003 related to the impairment of two reporting units. No impairment losses have been recorded for 2004.

The changes in the carrying amounts of licenses and license rights and goodwill for the quarter ended March 31, 2004 were as follows:

-40-
	Licenses and License Rights	Goodwill

	(Dollars in thousands)
Balance, December 31, 2003	$1,231,363	$430,256
Acquisitions	2,651	3,649
Other	325	(655)

Balance, March 31, 2004	$1,234,339	$433,250

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

U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS 143. The change in asset retirement obligation during 2004 was as follows:

(Dollars in thousands)

Beginning Balance - December 31, 2003	$64,501
Additional liabilities accrued	200
Accretion expense	1,231
Disposition of assets(1)	(1,635)

Ending Balance - March 31, 2004	$64,297

(1)	This change in the asset retirement obligation relates to those obligations which were associated with the properties sold to AT&T Wireless in February 2004 and are no longer obligations of U.S. Cellular.

Income Taxes

The accounting for income taxes, the amounts of income tax assets and liabilities and the related income tax provision are critical accounting estimates because such amounts are significant to U.S. Cellular’s financial condition, changes in financial condition and results of operations.

The preparation of the consolidated financial statements requires U.S. Cellular to calculate its provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items, such as depreciation expense, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in U.S. Cellular’s consolidated balance sheet. U.S. Cellular must then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent management believes that recovery is not likely, establish a valuation allowance. Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. U.S. Cellular’s current net deferred tax asset was $17.2 million as of March 31, 2004, representing primarily the deferred tax effects of the allowance for doubtful accounts on accounts receivable, and is included in Other current assets on the balance sheet.

-41-
The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of March 31, 2004 are as follows:

March 31, 2004

(Dollars in thousands)
Deferred Tax Asset
Net operating loss carryforwards	$21,129
Derivative instruments	17,159
Other	5,591

43,879
Less valuation allowance	(6,626)

Total Deferred Tax Asset	37,253

Deferred Tax Liability
Property, plant and equipment	206,550
Licenses	221,958
Marketable equity securities	79,135
Partnership investments	36,220

Total Deferred Tax Liability	543,863

Net Deferred Income Tax Liability	$506,610

The valuation allowance relates to state net operating loss carryforwards and the federal net operating loss carryforwards for those subsidiaries not included in the consolidated federal income tax return since it is more than likely that a portion will expire before such carryforwards can be utilized.

The deferred income tax liability relating to marketable equity securities of $79.1 million at March 31, 2004 represents deferred income taxes calculated on the difference between the book basis and the tax basis of the marketable securities. Income taxes will be payable when U.S. Cellular disposes of the marketable equity securities.

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

Property, Plant and Equipment

U.S. Cellular provides for depreciation on its property, plant and equipment using the straight-line method over the estimated useful lives of the assets. On an annual basis, U.S. Cellular reviews its property, plant and equipment to assess whether the estimated useful lives are appropriate. Factors used in determining useful lives include technology changes, regulatory requirements, obsolescence and type of use.

In the first quarter of 2004, U.S. Cellular adjusted the useful lives of TDMA radio equipment, switch software and antenna equipment. TDMA radio equipment lives were adjusted to be fully depreciated by the end of 2008, which is the latest date the wireless industry will need to support analog service. U.S. Cellular currently uses TDMA radio equipment to support analog service, and expects to have its digital radio network fully migrated to CDMA 1XRTT by that time. The useful lives for certain switch software was reduced to one year from three years and antenna equipment lives were reduced from eight years to seven years in order to better align the useful lives with the actual length of time the assets are in use. These changes increased depreciation by $7.4 million in the first quarter of 2004 and is estimated to increase depreciation by $14.9 million for the full year 2004. The change in useful lives reduced net income by $4.5 million, or $0.05 per share in the three months ended March 31, 2004.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 2002, U.S. Cellular entered into a loan agreement with TDS under which it borrowed $105 million, which was used for the Chicago market purchase. The loan bore interest at an annual rate of 8.1%, payable quarterly, and was due in August 2008, with prepayments optional. The terms of the loan did not contain covenants that are more restrictive than those included in U.S. Cellular’s senior debt, except that, until December 19, 2003, the loan agreement provided that U.S. Cellular may not incur senior debt in an aggregate principal amount in excess of $325 million unless it obtained the consent of TDS as lender. U.S. Cellular’s Board of Directors, including independent directors, approved the terms of this loan and determined that such terms were fair to U.S. Cellular and all of its shareholders. On February 9, 2004, U.S. Cellular repaid this note in full.

U.S. Cellular is billed for all services it receives from TDS, pursuant to the terms of various agreements between it and TDS. The majority of these billings are included in U.S. Cellular’s general and administrative expenses. Some of these agreements were established at a time prior to U.S. Cellular’s initial public offering when TDS owned more than 90% of U.S. Cellular’s outstanding capital stock and may not reflect terms that would be obtainable from an unrelated third party through arms-length negotiations. The principal arrangements that affect U.S. Cellular’s operations are described in Item 13 of its Annual Report on Form 10-K for the year ended December 31, 2003, as amended. Management believes the method TDS uses to allocate common expenses is reasonable and that all expenses and costs applicable to U.S. Cellular are reflected in its financial statements on a basis which is representative of what they would have been if it operated on a stand-alone basis.

The following persons are partners of Sidley Austin Brown & Wood LLP, the principal law firm of U.S. Cellular and its subsidiaries: Walter C. D. Carlson, a director of U.S. Cellular, a director and non-executive Chairman of the Board of Directors of TDS and a trustee and beneficiary of a voting trust that controls TDS; William S. DeCarlo, the General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the General Counsel and an Assistant Secretary of U.S. Cellular and the General Counsel and/or Assistant Secretary of certain other subsidiaries of TDS. Walter C. D. Carlson does not provide legal services to TDS, U.S. Cellular or their subsidiaries.

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

  Consolidation in the wireless industry may create stronger competitors both operationally and financially which could adversely affect U.S. Cellular’s revenues and increase its costs to compete.

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

  Changes in U.S. Cellular’s enterprise value, changes in the supply or demand of the market for wireless licenses, adverse developments in U.S. Cellular’s business or the wireless industry and/or other factors could require U.S. Cellular to recognize impairments in the carrying value of U.S. Cellular’s investment in licenses, goodwill and/or physical assets.

  Conversions of debt, early redemptions of debt or repurchases of debt, changes in prepaid forward contracts, operating leases, purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2003 to be different from the amounts presented.

  Changes in accounting standards or U.S. Cellular’s accounting policies, estimates and/or the assumptions underlying the accounting estimates, including those described under Application of Critical Accounting Policies and Estimates, could have a material effect on its financial condition, changes in financial condition and results of operations.

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

  Changes in prices, the number of wireless customers, average revenue per unit, penetration rates, churn rates, selling expenses and net customer retention costs associated with wireless number portability, roaming rates and the mix of products and services offered in wireless markets could have an adverse effect on U.S. Cellular’s operations.

  Changes in roaming partners’ rates, and the ability to provide voice and data services on other carriers’ networks could have an adverse effect on U.S. Cellular’s operations.

  Changes in competitive factors with national and global wireless carriers could result in product and cost disadvantages and could have an adverse effect on U.S. Cellular’s operations.

  Lack of standards and roaming agreements for wireless data products could place U.S. Cellular’s data services offerings at a disadvantage to those offered by other wireless carriers with more nationwide service territories.

  Changes in guidance or interpretations of accounting requirements, changes in industry practice or changes in management assumptions could require amendments to or restatements of disclosures or financial information included in this or prior filings with the SEC.

-44-
  Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions, changes in U.S. Cellular’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to it, which could require it to reduce its construction, development and acquisition programs.

  Changes in income tax rates, tax laws, regulations or rulings, or federal or state tax assessments could have an adverse effect on U.S. Cellular’s financial condition and results of operations.

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

-45-

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Long-Term Debt

U.S. Cellular is subject to market rate risks due to fluctuations in interest rates and equity markets. U.S. Cellular currently has both fixed-rate and variable-rate long-term debt instruments, with original maturities ranging from five to 30 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. As of March 31, 2004, U.S. Cellular has not entered into financial derivatives to reduce its exposure to interest rate risks.

Reference is made to the disclosure under Market Risk - Long Term Debt in U.S. Cellular's Annual Report on Form 10-K for the year ended December 31, 2003, as amended, for additional information about the annual requirements of principal payments, the average interest rates, and the estimated fair values of long-term debt.

Marketable Equity Securities and Derivatives

U.S. Cellular maintains a portfolio of available-for-sale marketable equity securities, the majority of which are the result of sales or trades of non-strategic assets. The market value of these investments aggregated $248.4 million at March 31, 2004. As of March 31, 2004, the net unrealized holding gain, net of tax included in accumulated other comprehensive income totaled $53.4 million.

A subsidiary of U.S. Cellular has entered into a number of forward contracts related to the Vodafone marketable equity securities that it holds. U.S. Cellular has provided guarantees to the lenders which provide assurance to the lenders that all principal and interest amounts are paid upon settlement of the contracts by such subsidiary. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities ("downside limit") while retaining a share of gains from increases in the market prices of such securities ("upside potential"). The downside limit of the Vodafone securities is hedged at a range of $15.07 to $16.07 per share, which is at or above the cost basis, thereby eliminating the other than temporary risk on these contracted securities. The upside potential is a range of $21.31 to $22.93 per share.

Under the terms of the forward contracts, U.S. Cellular continues to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts mature in May 2007 and, at U.S. Cellular's option, may be settled in shares of the security or in cash, pursuant to formulas that "collar" the price of the shares. The collars effectively limit U.S. Cellular's downside risk and upside potential on the contracted shares. The collars are typically adjusted for any changes in dividends on the contracted shares. If U.S. Cellular elects to settle in shares, it will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized though maturity. If U.S. Cellular elects to settle in cash, it will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula.

Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the balance sheet. Such deferred tax liabilities totaled $79.1 million at March 31, 2004.

The following table summarizes certain facts relating to the contracted securities as of March 31, 2004.

		Collar

Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)

Vodafone	10,245,370	$15.07-$16.07	$21.31-$22.93	$ 159,856

The following analysis presents the hypothetical change in the fair value of U.S. Cellular's marketable equity securities and derivative instruments at March 31, 2004, using the Black-Scholes model, assuming the same hypothetical price fluctuations of plus and minus 10%, 20% and 30%. The table presents hypothetical information as required by Securities and Exchange Commission rules. Such information should not be inferred to suggest that U.S. Cellular has any intention of selling any marketable equity securities or canceling any derivative instruments.

($ in millions)	Valuation of investments assuming indicated decrease			March 31, 2004	Valuation of investments assuming indicated increase
	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%

Marketable Equity
Securities	$173.9	$198.7	$223.6	$248.4	$273.2	$298.1	$322.9
Derivative
Instruments (1)	$12.1	$(5.5)	$(23.8)	$(43.4)	$(62.8)	$(83.5)	$(104.9)

(1)	Represents the fair value of the derivative instrument assuming the indicated increase or decrease in the underlying securities.

ITEM 4. CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures. Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of U.S. Cellular have concluded that U.S. Cellular's disclosure controls and procedures (as defined in Rules 13a-15(e)), as of the end of the period covered by the report, are effective to ensure that the information required to be disclosed by U.S. Cellular in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

U.S. Cellular Repurchases of Common Shares

        Neither U.S. Cellular, nor any "affiliated purchaser" (as defined by the SEC) of U.S. Cellular, has made any purchases of U.S. Cellular Common Shares under U.S. Cellular's publicly announced repurchase program or otherwise during the quarter covered by this Form 10-Q.

        The following is additional information with respect to U.S. Cellular's publicly announced Common Share repurchase program:

  The date the program was announced was May 15, 2000 by Form 10-Q.

  The share amount originally approved was up to 1% of the number of outstanding Common Shares of U.S. Cellular not held by TDS or any affiliate thereof in any three-month period. As of March 31, 2004, this would permit U.S. Cellular to acquire up to 154,123 Common Shares in a three-month period based on the number of unaffiliated Common Shares outstanding on such date.

  There is no expiration date for the program.

  No Common Share repurchase program has expired during the quarter covered by this Form 10-Q.

  U.S. Cellular has not determined to terminate the foregoing Common Share repurchase program prior to expiration, or to cease making further purchases thereunder, during the quarter covered by this Form 10-Q.

U.S. Cellular Repurchases of Liquid Yield Option Notes

        Neither U.S. Cellular, nor any "affiliated purchaser" (as defined by the SEC) of U.S. Cellular, has made any purchases of U.S. Cellular's Liquid Yield Option Notes ("LYONs") under U.S. Cellular's publicly announced repurchase program or otherwise during the quarter covered by this Form 10-Q. For these purposes, purchases do not include LYONs canceled upon conversion, regardless of whether U.S. Cellular delivered cash or Common Shares in exchange therefor. Also, purchases do not include any LYONs that may be redeemed pursuant to the terms of the LYONs. U.S. Cellular may redeem the LYONs in whole or in part from time to time at accreted value.

        The following is additional information with respect to U.S. Cellular's publicly announced LYONs repurchase programs:

The date the programs were announced was May 15, 2000 by Schedule TO.

  The dollar amount or share amount originally approved is as follows: (a) under one program, any and all outstanding LYONs may be repurchased in private transactions and (b) under another program, a limited number (up to 1% of the outstanding LYONs in any three-month period) may be repurchased in open-market transactions from time to time. As of March 31, 2004, the program described in (a) would permit USCC to acquire all of the outstanding $310,749,000 aggregate principal amount at maturity of LYONs, and the program described in (b) would permit USCC to acquire up to $3,107,490 aggregate principal amount at maturity of LYONs in a three-month period, in each case based on LYONs outstanding on such date.

  There is no expiration date for either program.

  No LYONs repurchase program has expired during the quarter covered by this Form 10-Q.

  U.S. Cellular has not determined to terminate any LYONs repurchase program prior to expiration, or to cease making further purchases thereunder, during the quarter covered by this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit 11 - Statement regarding computation of per share earnings is included herein as Note 8 to the financial statements.

Exhibit 12 - Statement regarding computation of ratios.

Exhibit 31.1 - Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 - Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 - Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 - Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)	Reports on Form 8-K filed during the quarter ended March 31, 2004:

U.S. Cellular filed a Current Report on Form 8-K dated February 4, 2004, for the purpose of filing its fourth quarter 2003 and year-end 2003 earnings release.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date	May 14, 2004	/s/ John E. Rooney

John E. Rooney
President and Chief Executive Officer

Date	May 14, 2004	/s/ Kenneth R. Meyers

Kenneth R. Meyers
Executive Vice President-Finance, Chief Financial Officer and Treasurer

Date	May 14, 2004	/s/ Thomas S. Weber

Thomas S. Weber
Vice President and Controller (Principal Accounting Officer)

Signature page for the U.S. Cellular 2004 First Quarter Form 10-Q