Form 10-Q
period 2004-06-30
UNITED STATES CELLULAR CORP
filed 2004-08-05
CIK 821130

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 1-9712

UNITED STATES CELLULAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	62-1147325

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2004

Common Shares, $1 par value Series A Common Shares, $1 par value	53,213,481 Shares 33,005,877 Shares

UNITED STATES CELLULAR CORPORATION 2ND QUARTER REPORT ON FORM 10-Q INDEX

Page No.

Part I. Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Statements of Operations -
Three and Six Months Ended June 30, 2004 and 2003	3

Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2004 and 2003	4

Consolidated Balance Sheets -
June 30, 2004 and December 31, 2003	5-6

Notes to Consolidated Financial Statements	7-22

Item 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition	23-26

Six Months Ended June 30, 2004 and 2003	26-37
Three Months Ended June 30, 2004 and 2003	38-41
Recent Accounting Pronouncements	41-42
Financial Resources	42-43
Liquidity and Capital Resources	43-47
Acquisitions, Exchanges and Divestitures	47-48
Application of Critical Accounting Policies and Estimates	48-52
Certain Relationships and Related Transactions	52-53
Safe Harbor Cautionary Statement	54-55

Item 3. Quantitative and Qualitative Disclosures About Market Risk	56-57

Item 4. Controls and Procedures	58

Part II. Other Information

Item 1. Legal Proceedings	59

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
of Equity Securities	59-60

Item 4. Submission of Matters to a Vote of Security-Holders	60

Item 6. Exhibits and Reports on Form 8-K	61

Signatures	62

PART I. FINANCIAL INFORMATION ITEM I. FINANCIAL STATEMENTS UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003 As Restated	2004	2003 As Restated

	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$662,658	$610,109	$1,282,040	$1,174,710
Equipment sales	49,567	35,828	87,835	75,001

Total Operating Revenues	712,225	645,937	1,369,875	1,249,711

OPERATING EXPENSES
System operations (excluding Depreciation
shown separately below)	144,886	147,032	282,410	284,997
Cost of equipment sold	110,183	79,580	230,070	168,223
Selling, general and administrative	269,619	258,095	527,825	508,447
Depreciation	110,314	87,463	211,754	182,363
Amortization and accretion	11,935	17,231	24,389	31,908
Loss on impairment of intangible assets	--	49,595	--	49,595
(Gain) loss on assets held for sale	(582)	3,500	(725)	25,061

Total Operating Expenses	646,355	642,496	1,275,723	1,250,594

OPERATING INCOME (LOSS)	65,870	3,441	94,152	(883)

INVESTMENT AND OTHER INCOME (EXPENSE)
Investment income	18,361	13,484	32,648	25,862
Interest and dividend income	2,117	1,887	2,496	2,457
Interest (expense)	(20,951)	(16,444)	(41,266)	(31,898)
Loss on investments	(1,830)	--	(1,830)	(3,500)
Other income (expense), net	293	(366)	665	(675)

Total Investment and Other Income (Expense)	(2,010)	(1,439)	(7,287)	(7,754)

INCOME (LOSS) BEFORE INCOME TAXES AND
MINORITY INTEREST	63,860	2,002	86,865	(8,637)
Income tax expense	23,095	2,066	34,755	1,678

INCOME (LOSS) BEFORE MINORITY INTEREST	40,765	(64)	52,110	(10,315)
Minority share of income	(2,781)	(1,630)	(4,894)	(4,859)

INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE	37,984	(1,694)	47,216	(15,174)
Cumulative effect of accounting change, net of tax	--	--	--	(14,346)

NET INCOME (LOSS)	$37,984	$(1,694)	$47,216	$(29,520)

BASIC WEIGHTED AVERAGE SHARES
OUTSTANDING (000s)	86,199	86,134	86,176	86,127
BASIC EARNINGS (LOSS) PER SHARE (Note 9)
Income (Loss) Before Cumulative Effect of
Accounting Change	$0.44	$(0.02)	$0.55	$(0.17)
Cumulative Effect of Accounting Change	--	--	--	(0.17)

Net Income (Loss)	$0.44	$(0.02)	$0.55	$(0.34)

DILUTED WEIGHTED AVERAGE SHARES
OUTSTANDING (000s)	86,653	86,134	86,682	86,127
DILUTED EARNINGS (LOSS) PER SHARE (Note 9)
Income (Loss) Before Cumulative Effect of
Accounting Change	$0.44	$(0.02)	$0.54	$(0.17)
Cumulative Effect of Accounting Change	--	--	--	(0.17)

Net Income (Loss)	$0.44	$(0.02)	$0.54	$(0.34)

The accompanying notes to consolidated financial statements are an integral part of these statements.

3
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Six Months Ended June 30,

	2004	2003 As Restated

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$47,216	$(29,520)
Add (Deduct) adjustments to reconcile net income (loss)
to net cash provided by operating activities
Depreciation, amortization and accretion	236,143	214,271
Deferred income taxes	33,574	(778)
Investment income	(32,648)	(25,862)
Minority share of income	4,894	4,859
Cumulative effect of accounting change	--	14,346
Loss on impairment of intangible assets	--	49,595
(Gain) loss on assets held for sale	(725)	25,061
Loss on investments	1,830	3,500
Other noncash expense	8,260	7,021
Changes in assets and liabilities
Change in accounts receivable	(16,472)	35,229
Change in inventory	24,397	(32,643)
Change in accounts payable	(92,530)	(91,449)
Change in accrued interest	1,310	562
Change in accrued taxes	3,647	17,472
Change in customer deposits and deferred revenues	8,518	13,007
Change in other assets and liabilities	1,227	(9,679)

	228,641	194,992

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(260,206)	(294,461)
System development costs	(2,908)	(9,541)
Cash received from sale of assets	96,932	--
Acquisitions, excluding cash acquired	(40,367)	(1,244)
Distributions from unconsolidated entities	7,221	17,564
Other investing activities	(1,011)	(1,527)

	(200,339)	(289,209)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	270,000	239,278
Issuance of long-term debt	412,484	--
Repayment of notes payable	(270,000)	(94,278)
Repayment of long-term debt - affiliated	(105,000)	--
Repurchase of long-term debt	--	(40,680)
Capital (distributions) to minority partners	(735)	(1,706)
Other financing activities	1,584	2,428

	308,333	105,042

NET INCREASE IN CASH AND CASH EQUIVALENTS	336,635	10,825

CASH AND CASH EQUIVALENTS-
Beginning of period	9,848	14,864

End of period	$346,483	$25,689

The accompanying notes to consolidated financial statements are an integral part of these statements.

4
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS Unaudited

	June 30, 2004	December 31, 2003

	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents
General funds	$346,440	$9,822
Affiliated cash equivalents	43	26

	346,483	9,848
Accounts Receivable
Customers, less allowance of $20,398 and $13,786, respectively	249,921	227,651
Roaming	34,380	35,362
Other	21,503	23,967
Inventory	46,701	70,963
Prepaid expenses	26,277	22,396
Prepaid income taxes	5,224	2,407
Other current assets	33,977	31,511

	764,466	424,105

INVESTMENTS
Licenses	1,192,772	1,189,326
License rights	42,037	42,037
Goodwill	433,254	430,256
Customer lists, net of accumulated amortization of $28,945
and $22,206, respectively	30,600	24,448
Marketable equity securities	229,712	260,188
Investments in unconsolidated entities	189,463	170,569
Notes and interest receivable - long-term	5,275	6,476

	2,123,113	2,123,300

PROPERTY, PLANT AND EQUIPMENT
In service and under construction	3,700,425	3,441,177
Less accumulated depreciation	1,470,492	1,267,293

	2,229,933	2,173,884

DEFERRED CHARGES
System development costs, net of accumulated amortization of
$131,090 and $114,673, respectively
	79,250	97,370
Other, net of accumulated amortization of $2,623 and $5,815,
respectively	36,124	26,565

	115,374	123,935

ASSETS OF OPERATIONS HELD FOR SALE	--	100,523

Total Assets	$5,232,886	$4,945,747

The accompanying notes to consolidated financial statements are an integral part of these statements.

5
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND SHAREHOLDERS' EQUITY Unaudited

	June 30, 2004	December 31, 2003

	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$415,391	$3,000
Current portion of long-term debt - affiliated	--	105,000
Accounts payable
Affiliated	4,271	4,252
Trade	189,821	281,306
Customer deposits and deferred revenues	102,638	93,789
Accrued interest	12,726	11,416
Accrued taxes	30,600	24,228
Accrued compensation	37,592	39,257
Other current liabilities	24,598	19,648

	817,637	581,896

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	529,625	495,904
Derivative liability	31,966	55,735
Asset retirement obligation	66,315	64,501
Other	77,510	75,440

	705,416	691,580

LONG-TERM DEBT
6.7% notes	530,703	436,829
6% zero coupon convertible debentures	--	157,659
7.25% notes	--	250,000
8.75% notes	130,000	130,000
7.5% notes	330,000	--
Variable prepaid forward contracts	159,856	159,856
Other	10,000	10,000

	1,160,559	1,144,344

LIABILITIES OF OPERATIONS HELD FOR SALE	--	2,427

MINORITY INTEREST IN SUBSIDIARIES	36,882	60,097

COMMON SHAREHOLDERS' EQUITY
Common Shares, par value $1 per share; authorized 140,000,000
Shares; issued 55,046,268 shares	55,046	55,046
Series A Common Shares, par value $1 per share; authorized
50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006
Additional paid-in capital	1,307,064	1,308,963
Treasury Shares, at cost, 1,832,787 and 1,900,254 shares, respectively	(109,436)	(115,156)
Accumulated other comprehensive income	22,739	26,789
Retained earnings	1,203,973	1,156,755

	2,512,392	2,465,403

Total Liabilities and Shareholders' Equity	$5,232,886	$4,945,747

The accompanying notes to consolidated financial statements are an integral part of these statements.

6
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accounting policies of United States Cellular Corporation ("U.S. Cellular") conform to accounting principles generally accepted in the United States of America ("U.S. GAAP"). The consolidated financial statements include the accounts of U.S. Cellular, its majority-owned subsidiaries since acquisition, and general partnerships in which U.S. Cellular has a majority partnership interest or has a controlling financial interest. In addition, as of January 1, 2004, the consolidated financial statements include all entities where U.S. Cellular has a variable interest that will absorb a majority of the entity's expected losses. All material intercompany accounts and transactions have been eliminated.

The consolidated financial statements included herein have been prepared by U.S. Cellular, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although U.S. Cellular believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in U.S. Cellular's latest annual report on Form 10-K, as amended.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003, and the cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

2.	Restatements and Reclassifications

Investment in Licenses and Goodwill Restatements

On May 14, 2004, U.S. Cellular restated its 2003 and 2002 financial statements relating to the implementation of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which was adopted on January 1, 2002. Prior to January 1, 2002, U.S. Cellular allocated the excess of purchase price of wireless properties over tangible assets and liabilities acquired to investment in licenses and goodwill. At that time, the accounting treatment for U.S. Cellular's wireless licenses and goodwill was the same for book purposes, with both asset classes amortized over an expected life of 40 years. However, no deferred taxes were provided on the amounts allocated to goodwill.

Based upon a subsequent review of goodwill, U.S. Cellular restated the allocation of $138.9 million of purchase price recorded as goodwill to investment in licenses as of January 1, 2002, the date of the adoption of SFAS No. 142. In connection with this restatement, an additional deferred tax liability of $90.7 million was recorded as of January 1, 2002. The additional deferred tax liability recorded in conjunction with this restatement increased the carrying value of U.S. Cellular's investment in licenses by a corresponding $90.7 million. Following these adjustments, U.S. Cellular reperformed the impairment tests for its investment in licenses as of January 1, 2002, and recorded an impairment loss of $20.9 million before an income tax benefit of $8.2 million. This impairment was recorded as a cumulative effect of an accounting change at January 1, 2002, the date of the adoption of SFAS 142.

In the first quarter of 2003, U.S. Cellular had recorded a Loss on assets held for sale related to the pending disposition of certain wireless properties. The investment in licenses upon which the impairment was recorded in the first quarter of 2002 included the investment in licenses of those properties. As a result, a portion of the originally recognized Loss on assets held for sale in the first quarter of 2003 was recognized in the first quarter of 2002. Consequently, Loss on assets held for sale in 2003 has been reduced by $1.9 million, before an income tax benefit of $0.8 million.

7
In addition, as a result of the restatement discussed above, U.S. Cellular also reperformed the annual impairment test for its investment in licenses for 2003, which was originally performed during the second quarter of 2003. This resulted in the recognition of an additional impairment loss of $49.6 million, before an income tax benefit of $19.6 million in the second quarter of 2003.

Retention Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the current period presentation. Prior to the fourth quarter of 2003, U.S. Cellular separately disclosed marketing and selling expenses and general and administrative expenses in its statements of operations. In the fourth quarter of 2003, U.S. Cellular combined the marketing and selling expense and general and administrative expense captions into one caption designated as selling, general and administrative expense. Previously, costs for equipment sold to retain current customers were included in selling, general and administrative expense. Prior to the fourth quarter of 2003, these costs were partially offset by equipment sales revenues received from these customers. In the fourth quarter of 2003, U.S. Cellular changed its policy for classifying retention costs and reclassified the equipment sales revenue and cost of equipment sold related to the retention of current customers out of selling, general and administrative expenses and into equipment sales revenues and cost of equipment sold, respectively, for each period presented. These reclassifications have been reflected in the three and six months ended June 30, 2003. These reclassifications increased equipment sales revenues for the three and six months ended June 30, 2003 by $6.1 million and $14.0 million, respectively, and increased cost of equipment sold by $22.2 million and $46.1 million, respectively, from the amounts originally reported. Selling, general and administrative expenses were reduced by $16.1 million and $32.1 million, respectively, from the amounts originally reported in the results for the three and six months ended June 30, 2003 to reflect the amounts reclassified to equipment sales revenues and cost of equipment sold. These reclassifications did not have any impact on income from operations, net income, earnings per share, financial position or cash flows of U.S. Cellular for the three and six months ended June 30, 2003.

A summary of the changes to the affected captions on the statements of operations for the three and six months ended June 30, 2003 related to the above reclassifications and restatements is included below:

8

	Three Months Ended June 30, 2003

(Dollars in thousands, except per share amounts)		Effects of 2003 Changes

Statement of Operations:	As Previously Reported (1)	Investment in Licenses and Goodwill Restatements	Retention Reclass- ifications	As Restated

Operating Revenues (2)

Service	$610,109	$--	$--	$610,109
Equipment sales	29,701	--	6,127	35,828

Total Operating Revenues	639,810	--	6,127	645,937

Operating Expenses
System operations (excluding Depreciation)	147,032	--	--	147,032
Cost of equipment sold (2)	57,362	--	22,218	79,580
Selling, general and administrative (2)	274,186	--	(16,091)	258,095
Depreciation	87,463	--	--	87,463
Amortization and accretion	17,231	--	--	17,231
Loss on impairment of intangible assets	--	49,595	--	49,595
(Gain) loss on assets held for sale	3,500	--	--	3,500

Total Operating Expenses	586,774	49,595	6,127	642,496

Operating Income	53,036	(49,595)	--	3,441

Income (loss) before income taxes and minority interest	51,597	(49,595)	--	2,002
Income tax expense (benefit)	21,656	(19,590)	--	2,066
Minority share of income	(1,630)	--	--	(1,630)

Income (loss) before cumulative effect of accounting
change	28,311	(30,005)	--	(1,694)
Cumulative effect of accounting change	--	--	--	--

Net income (loss)	$28,311	$(30,005)	$--	$(1,694)

Weighted Average Shares Outstanding (000s)	86,134	--	--	86,134

Basic Earnings (Loss) per Share:
Income (loss) before cumulative
effect of accounting change	$0.33	$(0.35)	$--	$(0.02)
Cumulative effect of accounting change	--	--	--	--

Net income (loss)	$0.33	$(0.35)	$--	$(0.02)

Diluted Earnings (Loss) per Share:
Income (loss) before cumulative
effect of accounting change	$0.33	$(0.35)	$--	$(0.02)
Cumulative effect of accounting change	--	--	--	--

Net income (loss)	$0.33	$(0.35)	--	$(0.02)

(1)	Amounts as previously reported in amendment No. 2 to the June 30, 2003 Quarterly Report on Form 10-Q filed March 10, 2004.
(2)	Prior to the fourth quarter of 2003, U.S. Cellular included costs for equipment sold to retain current U.S. Cellular customers in selling, general and administrative expense, partially offset by equipment sales revenues received from these customers. In the fourth quarter of 2003, U.S. Cellular changed its policy for classifying retention costs and has reclassified the equipment sales revenues and cost of equipment sold related to the retention of current U.S. Cellular customers out of selling, general and administrative expense into operating revenues and cost of equipment sold, respectively. This change was reflected retrospectively in each of the first three quarters of 2003.

9

	Six Months Ended June 30, 2003

(Dollars in thousands, except per share amounts)		Effects of 2003 Changes

Statement of Operations:	As Previously Reported (1)	Investment in Licenses and Goodwill Restatements	Retention Reclass- ifications	As Restated

Operating Revenues (2)
Service	$1,174,710	$--	$--	$1,174,710
Equipment sales	61,014	--	13,987	75,001

Total Operating Revenues	1,235,724	--	13,987	1,249,711

Operating Expenses
System operations (excluding Depreciation)	284,997	--	--	284,997
Cost of equipment sold (2)	122,127	--	46,096	168,223
Selling, general and administrative (2)	540,556	--	(32,109)	508,447
Depreciation	182,363	--	--	182,363
Amortization and accretion	31,908	--	--	31,908
Loss on impairment of intangible assets	--	49,595	--	49,595
(Gain) loss on assets held for sale (3)	27,000	(1,939)	--	25,061

Total Operating Expenses	1,188,951	47,656	13,987	1,250,594

Operating Income	46,773	(47,656)	--	(883)

Income (loss) before income taxes and minority interest	39,019	(47,656)	--	(8,637)
Income tax expense (benefit) (3)	20,507	(18,829)	--	1,678
Minority share of income	(4,859)	--	--	(4,859)

Income (loss) before cumulative effect of accounting
change	13,653	(28,827)	--	(15,174)
Cumulative effect of accounting change	(14,346)	--	--	(14,346)

Net income (loss)	$(693)	$(28,827)	$--	$(29,520)

Weighted Average Shares Outstanding (000s)	86,127	--	--	86,127

Basic Earnings (Loss) per Share:
Income (loss) before cumulative
effect of accounting change	$0.16	$(0.33)	$--	$(0.17)
Cumulative effect of accounting change	(0.17)	--	--	(0.17)

Net income (loss)	$(0.01)	$(0.33)	$--	$(0.34)

Diluted Earnings (Loss) per Share:
Income (loss) before cumulative
effect of accounting change	$0.16	$(0.33)	$--	$(0.17)
Cumulative effect of accounting change	(0.17)	--	--	(0.17)

Net income (loss)	$(0.01)	$(0.33)	$--	$(0.34)

(1)	Amounts as previously reported in amendment No. 2 to the June 30, 2003 Quarterly Report on Form 10-Q filed March 10, 2004.
(2)	Prior to the fourth quarter of 2003, U.S. Cellular included costs for equipment sold to retain current U.S. Cellular customers in selling, general and administrative expense, partially offset by equipment sales revenues received from these customers. In the fourth quarter of 2003, U.S. Cellular changed its policy for classifying retention costs and has reclassified the equipment sales revenues and cost of equipment sold related to the retention of current U.S. Cellular customers out of selling, general and administrative expense into operating revenues and cost of equipment sold, respectively. This change was reflected retrospectively in each of the first three quarters of 2003.
(3)	The reductions to the (Gain) loss on assets held for sale and related income tax expense are the result of impairment losses recorded on wireless license costs in 2002.
10
3.	Summary of Significant Accounting Policies

Variable Interest Entities

U.S. Cellular accounts for variable interest entities in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46”). This interpretation modifies the requirements for consolidation of investments previously contained in Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” Under FIN 46R, certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties are considered variable interest entities and are potentially subject to consolidation by an investor other than the investor with the majority equity interest. The adoption of FIN 46R in January 2004 resulted in the inclusion of one additional wireless market in U.S. Cellular’s consolidated operations. The operations of such additional market did not have a material impact on U.S. Cellular’s financial position or results of operations.

Pension Plan

U.S. Cellular participates in a qualified noncontributory defined contribution pension plan sponsored by Telephone and Data Systems, Inc. (“TDS”), U.S. Cellular’s parent organization. The plan provides pension benefits for the employees of U.S. Cellular and its subsidiaries. Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently. Pension costs were $1.3 million and $2.6 million for the three and six months ended June 30, 2004, respectively, and were $1.6 million and $2.7 million for the three and six months ended June 30, 2003, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003 As Restated	2004	2003 As Restated

	(Dollars in thousands, except per share amounts)
Net Income (Loss)
As Reported	$37,984	$(1,694)	$47,216	$(29,520)
Pro Forma Expense	(3,148)	(2,183)	(5,170)	(3,491)

Pro Forma Net Income (Loss)	$34,836	$(3,877)	42,046	(33,011)

Basic Earnings per Share
As Reported	$0.44	$(0.02)	$0.55	$(0.34)
Pro Forma Expense Per Share	(0.04)	(0.03)	(0.06)	(0.04)

Pro Forma Basic Earnings Per Share	$0.40	$(0.05)	$0.49	$(0.38)

Diluted Earnings per Share
As Reported	$0.44	$(0.02)	$0.54	$(0.34)
Pro Forma Expense per Share	(0.04)	(0.03)	(0.06)	(0.04)

Pro Forma Diluted Earnings per Share	$0.40	$(0.05)	$0.48	$(0.38)

11
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

On November 7, 2003, the FASB issued FASB Staff Position (“FSP”) No. FAS 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150.” The FSP indefinitely deferred the classification and measurement provisions of SFAS No. 150 related to the mandatorily redeemable minority interests associated with finite-lived subsidiaries, but retained the related disclosure provisions. The settlement value of U.S. Cellular’s mandatorily redeemable minority interests is estimated to be $113.2 million at June 30, 2004. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on June 30, 2004, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FSP FAS 150-3; U.S. Cellular has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at June 30, 2004 is $36.6 million, and is included in the balance sheet caption Minority interest in subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $76.6 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions. Change in those factors and assumptions could result in a materially larger or smaller settlement amount.

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

Earnings per Share

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.” EITF Issue No. 03-6 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share. The consensuses reached by the Task Force on EITF Issue No. 03-6 were ratified by the FASB on March 31, 2004, and are effective for reporting periods beginning after March 31, 2004. U.S. Cellular has reviewed the issue and concluded that it has no participating securities as defined by EITF Issue No. 03-6.

12
4.	Income Taxes

Net income (loss) includes Loss on investments, Loss on impairment of intangible assets and (Gain) loss on assets held for sale for the three and six months ended June 30, 2004 and 2003. The 2004 effective income tax rate is lower than 2003 due to favorable settlements of state audits. The following table summarizes the effective income tax (benefit) rates in each of the periods.

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003 As Restated	2004	2003 As Restated

Effective Tax Rate From
Operations excluding Loss on investments, Loss
on impairment of intangible assets and
(Gain) loss on assets held for sale	36.1%	41.6%	37.1%	41.6%
Losses on investments, Loss on impairment of
intangible assets and (Gain) loss
on assets held for sale (1)	(34.8)%	(39.2)%	NM	(34.8)%
Income (Loss) before cumulative effect of
accounting change (1)	36.2%	NM	40.0%	(19.4)%

NM - Not meaningful
(1) The effective tax rate in the three and six months ended June 30, 2004 and 2003 related to the provision for Loss on investments, Loss on impairment of intangible assets and (Gain) loss on assets held for sale is not meaningful. Because of the impact on the income tax provision of the completion of the sale of assets to AT&T Wireless Services, Inc. (“AT&T Wireless”) in February 2004, it was necessary for U.S. Cellular to record a tax provision of $2.5 million at the time of this sale. However, book pretax income in the six months ended June 30, 2004 reflected a $725,000 increase attributable to an adjustment on assets held for sale related to working capital items.

5.	Loss on Impairment of Intangible Assets

Loss on impairment of intangible assets totaled $49.6 million in 2003. As discussed previously, U.S. Cellular restated 2003 and 2002 financial statements related to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In connection with this restatement, U.S. Cellular reperformed the annual impairment test for its investment in licenses for 2003, which was originally performed during the second quarter of 2003. This resulted in the recognition of an additional impairment loss of $49.6 million, before an income tax benefit of $19.6 million.

The 2004 annual impairment tests for investments in licenses and goodwill were performed in the second quarter of 2004. Other than a license impairment loss recorded as a Loss on investments related to a non-operating market, no impairment losses resulted from the 2004 annual impairment tests. See Note 7 – Loss on Investments for a discussion of this license impairment loss.

6.	(Gain) Loss on Assets Held for Sale

U.S. Cellular recorded an estimated Loss on assets held for sale of $22.0 million in the fourth quarter of 2003 related to the sale of its wireless properties in southern Texas to AT&T Wireless. In the first six months of 2004, U.S. Cellular reduced the loss by $725,000 for a total loss of $21.3 million. The loss represents the difference between the carrying value of the markets sold to AT&T Wireless and the cash received in the transaction when it was completed.

U.S. Cellular reported a Loss on assets held for sale of $25.1 million in the first six months of 2003, representing the difference between the carrying value of the Georgia and Florida wireless markets transferred to AT&T Wireless and the fair value of the assets received in the exchange transaction. The fair value of assets received was determined using an independent valuation. This exchange transaction was completed on August 1, 2003.

See Note 20 – Acquisitions, Divestitures and Exchanges for further information on both of the transactions with AT&T Wireless.

13
7.	Loss on Investments

U.S. Cellular reported a Loss on investments of $1.8 million in the second quarter of 2004. The loss was recorded to reflect an impairment in the carrying value of a license held in a non-operational market in Florida that remained with U.S. Cellular after the exchange with AT&T Wireless was completed. U.S. Cellular reported a Loss on investments of $3.5 million in the second quarter of 2003 for an impairment in the carrying value of the same license in a non-operating market in Florida.

8.	Cumulative Effect of Accounting Change

Effective January 1, 2003, U.S. Cellular adopted SFAS No.143, “Accounting for Asset Retirement Obligations” and recorded the initial liability for legal obligations associated with asset retirements. The cumulative effect of the implementation of this accounting standard on periods prior to 2003 was recorded in the first quarter of 2003, decreasing net income by $14.3 million, net of tax and minority interest, or $0.17 per basic and diluted share.

9.	Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using net income available to common and weighted average common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities included in diluted earnings per share represent incremental shares issuable upon exercise of outstanding stock options and conversion of debentures. The diluted loss per share calculations for the three and six months ended June 30, 2004 and 2003 exclude the effect of the potentially dilutive securities because their inclusion would be anti-dilutive in each period.

The amounts used in computing Earnings per Common and Series A Common Shares and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003 As Restated	2004	2003 As Restated

	(Dollars and shares in thousands)
Basic Earnings per Share:
Income (Loss) Before Cumulative Effect of
Accounting Change	$37,984	$(1,694)	$47,216	$(15,174)
Cumulative Effect of Accounting Change	--	--	--	(14,346)

Net Income (Loss) used in Basic Earnings per Share	$37,984	$(1,694)	$47,216	$(29,520)

Diluted Earnings per Share:
Income (Loss) Before Cumulative Effect of
Accounting Change	$37,984	$(1,694)	$47,216	$(15,174)
Cumulative Effect of Accounting Change	--	--	--	(14,346)

Net Income (Loss) used in Diluted Earnings per Share	$37,984	$(1,694)	$47,216	$(29,520)

Weighted Average Number of Common Shares used in
Basic Earnings per Share	86,199	86,134	86,176	86,127
Effect of Dilutive Securities:
Stock options (1)	454	--	506	--

Weighted Average Number of Common Shares used in
Diluted Earnings per Share	86,653	86,134	86,682	86,127

14
	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003 As Restated	2004	2003 As Restated

Basic Earnings per Share:
Income (Loss) Before Cumulative Effect of Accounting
Change	$0.44	$(0.02)	$0.55	$(0.17)
Cumulative Effect of Accounting Change	--	--	--	(0.17)

	$0.44	$(0.02)	$0.55	$(0.34)

Diluted Earnings per Share:
Income (Loss) Before Cumulative Effect of Accounting
Change	$0.44	$(0.02)	$0.54	$(0.17)
Cumulative Effect of Accounting Change	--	--	--	(0.17)

	$0.44	$(0.02)	$0.54	$(0.34)

(1)	Stock options convertible into 1,510,082 and 1,554,132 Common Shares, and conversion of convertible debentures convertible into 2,944,347 and 2,944,347 Common Shares, were not included in computing Diluted Earnings per share in the three and six months ended June 30, 2004 because their effects were antidilutive. Stock options convertible into 3,123,355 Common Shares, and conversion of convertible debentures convertible into 2,944,347 Common Shares were not included in computing Diluted Earnings per Share in the three and six months ended June 30, 2003 because their effects were antidilutive.

10.	Marketable Equity Securities

U.S. Cellular and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile movements in share prices. U.S. Cellular and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets. The investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic cellular investments to or settlements with AirTouch Communications, Inc. (“AirTouch”), in exchange for stock of AirTouch, which was then acquired by Vodafone whereby U.S. Cellular received American Depositary Receipts representing Vodafone stock. The investment in Rural Cellular Corporation (“Rural Cellular”) is the result of a consolidation of several cellular partnerships in which U.S. Cellular subsidiaries held interests in Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests.

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

Information regarding U.S. Cellular’s marketable equity securities is summarized below.

	June 30, 2004	December, 31 2003

	(Dollars in thousands)

Marketable Equity Securities
Vodafone Group Plc
10,245,370 American Depositary Receipts	$226,423	$256,544
Rural Cellular Corporation
370,882 Common Shares	3,289	2,949
Other	--	695

Aggregate fair value	229,712	260,188
Accounting cost, as adjusted	160,161	160,161

Gross unrealized holding gains	69,551	100,027
Deferred income tax (expense)	(27,473)	(39,518)

Net unrealized holding gains	42,078	60,509
Derivative instruments, net of tax	(19,339)	(33,720)

Accumulated other comprehensive income	$22,739	$26,789

15
11.	Goodwill

U.S. Cellular has substantial amounts of goodwill as a result of the acquisition of wireless licenses and markets. The changes in goodwill for the six months ended June 30, 2004 and 2003 were as follows:

	June 30, 2004	June, 30 2003 As Restated

	(Dollars in thousands)

Balance, beginning of period	$430,256	$504,744
Acquisitions	3,649	--
Allocation to assets of operations held for sale	--	(69,961)
Other adjustments	(651)	(2,308)

Balance, end of period	$433,254	$432,475

12.	Unconsolidated Investments

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a minority interest. These investments are accounted for using either the equity or cost method.

Significant investments in U.S. Cellular's unconsolidated entities consist of the following:

	June 30, 2004	June 30, 2003

Los Angeles SMSA Limited Partnership	5.5%	5.5%
Raleigh-Durham MSA Limited Partnership	8.0%	8.0%
Midwest Wireless Communications, LLC	15.7%	15.7%
North Carolina RSA 1 Partnership	50.0%	50.0%
Oklahoma City SMSA Limited Partnership	14.6%	14.6%

Based primarily on data furnished to U.S. Cellular by third parties, the following summarizes the combined results of operations of the wireless entities in which U.S. Cellular's investments are accounted for by the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Dollars in thousands)
Results of operations
Revenues	$806,000	$588,000	$1,449,000	$1,155,000
Operating expenses	558,000	424,000	1,030,000	861,000

Operating income	248,000	164,000	419,000	294,000
Other income (expense), net	(1,000)	2,000	3,000	5,000

Net Income	$247,000	$166,000	$422,000	$299,000
13.	Customer Lists

The customer lists, intangible assets from the acquisition of wireless properties, are being amortized based on average customer retention periods using the declining balance method. The acquisition of certain minority interests in 2004 added $12.9 million to the gross balance at June 30, 2004. Customer list amortization expense was $3.7 million and $6.7 million for the three and six months ended June 30, 2004, respectively, and was $4.5 and $9.0 million for the three and six months ended June 30, 2003, respectively. Amortization expense for the remainder of 2004 and for the years 2005-2008 is expected to be $5.7 million, $8.3 million, $5.4 million, $3.6 million and $2.4 million, respectively.

16
14.	Property, Plant and Equipment

In the first quarter of 2004, U.S. Cellular adjusted the useful lives of Time Division Multiple Access (“TDMA”) radio equipment, switch software and antenna equipment. TDMA radio equipment lives were adjusted to be fully depreciated by the end of 2008, which is the latest date the wireless industry will be required by law to support analog service. U.S. Cellular currently uses TDMA radio equipment to support analog service, and expects to have its digital radio network fully migrated to Code Division Multiple Access (“CDMA”) 1XRTT or some future generation of CDMA technology by that time. The useful lives for certain switch software were reduced to one year from three years and antenna equipment lives were reduced from eight years to seven years in order to better align the useful lives with the actual length of time the assets are expected to be in use. These changes increased depreciation by $2.5 million and $9.9 million for the three and six months ended June 30, 2004, respectively, and is estimated to increase depreciation by $14.9 million for the full year 2004. The change in useful lives reduced net income by $1.5 million, or $0.02 per share in the three months ended June 30, 2004 and by $6.0 million, or $0.07 per share in the six months ended June 30, 2004.

In the second quarter of 2004, certain TDMA digital radio equipment consigned to a third party for future sale was written down by $6.3 million prior to its consignment, increasing depreciation expense by that amount. This writedown was necessary to reduce the book value of the assets to be sold to their estimated proceeds from disposition.

In preparation for the implementation of a fixed asset management and tracking software system, including a bar code asset identification system, U.S. Cellular is conducting a physical inventory review of its cell site fixed assets. U.S. Cellular has commenced the cell site fixed asset inventory review and expects to complete the inventory in the fourth quarter of 2004. Based on the results of the review through June 30, 2004, U.S. Cellular estimates that the review, when completed, will result in a write-off of certain assets, with a net book value of approximately $4.0 million, and charged $4.0 million to depreciation expense for the estimated write-off in the second quarter. To the extent the final results differ from the $4.0 million already charged to expense, an adjustment would be required.

15.	Revolving Credit Facilities and Forward Contracts

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At June 30, 2004, this line of credit had $699.8 million available for use, net of outstanding letters of credit of $0.2 million. This credit facility expires in June 2007. Borrowings bear interest at the LIBOR rate plus a margin percentage, based on U.S. Cellular’s credit rating, which was 55 basis points as of June 30, 2004 (for a rate of 1.92% based on the one month LIBOR rate at June 30, 2004).

A subsidiary of U.S. Cellular has entered into a number of variable prepaid forward contracts (“forward contracts”) related to the marketable equity securities that it holds. The forward contracts mature in May 2007 and, at U.S. Cellular’s option, may be settled in shares of the respective security or cash.

On May 14, 2004, U.S. Cellular filed a Form 10-K/A to restate its financial statements for the years ended December 31, 2003 and 2002 and for the interim periods for such years. The restatements resulted in defaults under the revolving credit agreement and certain of the forward contracts. U.S. Cellular had not failed to make any scheduled payments under such revolving credit agreement or forward contracts. U.S. Cellular received waivers from the lenders associated with the revolving credit agreement and from the counterparty to certain of the forward contracts, under which the lenders and the counterparty agreed to waive any defaults that may have occurred as a result of the restatements.

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

17
The change in asset retirement obligation during 2004 was as follows:

(Dollars in thousands)

Beginning Balance - December 31, 2003	$64,501
Additional liabilities accrued	1,013
Accretion expense	2,436
Disposition of assets (1)	(1,635)

Ending Balance - June 30, 2004	$66,315

(1)	This change in the asset retirement obligation relates to those obligations which were associated with the properties sold to AT&T Wireless in February 2004 and are no longer obligations of U.S. Cellular.

17.	Intercompany Note Repayment

In August 2002, U.S. Cellular entered into a loan agreement with TDS (the “Intercompany Note”) under which it borrowed $105 million, which was used for the Chicago market purchase. The loan bore interest at an annual rate of 8.1%, payable quarterly, and was due in August 2008, with prepayments optional. The terms of the loan did not contain covenants that were more restrictive than those included in U.S. Cellular’s senior debt, except that, until December 19, 2003, the loan agreement provided that U.S. Cellular may not incur senior debt in an aggregate principal amount in excess of $325 million unless it obtained the consent of TDS as lender. U.S. Cellular’s Board of Directors, including independent directors, approved the terms of this loan and determined that such terms were fair to U.S. Cellular and all of its shareholders. On February 9, 2004, U.S. Cellular repaid this note in full, including $921,000 of accrued interest.

18.	Long-Term Debt

On May 25, 2004, U.S. Cellular filed with the SEC a shelf registration statement on Form S-3 to register the issuance from time to time of up to $500 million of senior debt securities. This registration statement became effective on June 2, 2004.

As of June 17, 2004, U.S. Cellular issued $330 million in aggregate principal amount of unsecured 7.5% senior notes due June 15, 2034 under this registration statement. Interest on the notes is paid quarterly. U.S. Cellular may redeem the notes, in whole or in part, at any time on and after June 17, 2009, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. The net proceeds from this offering, after deducting underwriting discounts, were approximately $319.6 million.

Also, on June 28, 2004, U.S. Cellular issued $100 million in aggregate principal amount of unsecured 6.7% senior notes due December 15, 2033 priced to yield 7.21% to maturity under this registration statement. The net proceeds from this offering, after deducting underwriting discounts, were approximately $92.9 million. This is a further issuance of U.S. Cellular’s 6.7% notes that were issued on December 8, 2003 in the aggregate principal amount of $444 million.

On June 24, 2004, U.S. Cellular issued redemption notices to holders of U.S. Cellular’s subordinated 6% zero coupon convertible debentures (also known as Liquid Yield Option Notes) and on June 28, 2004 issued redemption notices to holders of U.S. Cellular’s 7.25% senior notes. Consequently, $162.4 million of Liquid Yield Option Notes and $250 million of 7.25% senior notes were reclassified to Current portion of long-term debt on the Balance Sheet.

The total net proceeds from the 7.5% and 6.7% senior note offerings, after deducting underwriting discounts, were approximately $412.5 million. Of this amount, $163.3 million was used to redeem U.S. Cellular’s Liquid Yield Option Notes, on July 26, 2004 at accreted value. The balance of the net proceeds, together with borrowings under the revolving credit agreement, is expected to be used to redeem all of U.S. Cellular’s 7.25% notes as of August 16, 2004. No gain or loss is expected to be recognized as a result of such redemptions. However, U.S. Cellular expects to charge $3.6 million of deferred debt expenses to the Statement of Operations related to the redemption of long-term debt.

18
19.	Common Share Repurchase Program

U.S. Cellular has no current plans to repurchase a significant number of its Common Shares, and it did not repurchase any Common Shares in the first six months of 2004 or 2003. U.S. Cellular’s primary repurchase program expired in December 2003. However, U.S. Cellular has an ongoing authorization to repurchase a limited amount of additional Common Shares on a quarterly basis, primarily for use in employee benefit plans.

20.	Acquisitions, Divestitures and Exchanges

2004 Activity

On February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless for $96.9 million in cash, including a working capital adjustment. The U.S. Cellular markets sold to AT&T Wireless included wireless assets and customers in six 25 megahertz cellular markets. An aggregate loss of $21.3 million (including a $22.0 million estimate of the Loss on assets held for sale in the fourth quarter of 2003 and a $725,000 reduction of the loss in the six months ended June 30, 2004) was recorded as a Loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets sold to AT&T Wireless and the cash received in the transaction.

Prior to the close of the AT&T Wireless sale, U.S. Cellular reflected the assets and liabilities to be transferred to AT&T Wireless as assets and liabilities of operations held for sale in accordance with SFAS No. 144. The results of operations of the markets sold to AT&T Wireless were included in results of operations through February 17, 2004.

In addition, in 2004 U.S. Cellular purchased certain minority interests in several wireless markets in which it already owned a controlling interest for $40.4 million in cash. These acquisitions increased investment in licenses, goodwill and customer lists by $2.7 million, $3.6 million and $12.9 million, respectively.

2003 Activity

On August 1, 2003, U.S. Cellular completed the transfer of wireless assets and customers in ten 25 megahertz markets in Florida and Georgia to AT&T Wireless pursuant to an agreement entered into in March 2003. In return, U.S. Cellular received the following: a) rights to acquire controlling interests in 36 personal communication service licenses contiguous to and that overlap existing U.S. Cellular properties in 13 states in the Midwest and the Northeast; b) approximately $34 million in cash; and c) minority interests in six markets in which it previously owned a controlling interest. In accordance with the agreement, U.S. Cellular has deferred the assignment and development of 21 licenses for a period of up to five years from the closing date. U.S. Cellular will take possession of the licenses in staggered closings over that five-year period to comply with service requirements of the Federal Communications Commission (“FCC”). The value of these licenses is recorded as License rights on the Balance Sheet.

The acquisition of the licenses in the exchange was accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular to AT&T Wireless was accounted for as a sale. An estimated loss of $25.1 million was recorded in the six months ended June 30, 2003 as a Loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets transferred to AT&T Wireless and the fair value of the consideration received or to be received in the transaction.

19
21.	Accumulated Other Comprehensive Income

The cumulative balance of unrealized gains and (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows:

	Six Months Ended June 30,

	2004	2003

	(Dollars in thousands)
Balance, beginning of period	$26,789	$10,307

Marketable Equity Securities
Add (Deduct):
Unrealized gains (losses) on marketable equity securities	(30,476)	16,918
Income tax (expense) benefit	12,045	(6,683)

Net unrealized gains (losses)	(18,431)	10,235

Deduct (Add):
Recognized (losses) on marketable equity securities	--	(200)
Income tax benefit	--	79

Net recognized (losses) from marketable
equity securities included in net income	--	(121)

	--	10,356

Derivative Instruments
Unrealized gains (losses) on derivative instruments	23,769	(6,659)
Income tax (expense) benefit	(9,388)	2,542

Net unrealized gains (losses) on derivative instruments	14,381	(4,117)

Net change in unrealized gains (losses) included in
comprehensive income	(4,050)	6,239

Balance, end of period	$22,739	$16,546

	Six Months Ended June 30,

	2004	2003

	(Dollars in thousands)

Accumulated Unrealized Gains (Losses) on Derivative Instruments
Balance, beginning of period	$(33,720)	$(5,181)

Add (Deduct):
Unrealized gains (losses) on derivative instruments	23,769	(6,659)
Income tax (expense) benefit	(9,388)	2,542

	14,381	(4,117)

Balance, end of period	$(19,339)	$(9,298)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003 As Restated	2004	2003 As Restated

	(Dollars in thousands)
Comprehensive Income (Loss)
Net Income (loss)	$37,984	$(1,694)	$47,216	$(29,520)
Net change in unrealized gains (losses) on
securities and derivative instruments	(4,366)	3,715	(4,050)	6,239

	$33,618	$2,021	$43,166	$(23,281)

20
22.	Commitments and Contingencies

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

23.	Subsequent Events

Redemption of Liquid Yield Option Notes

U.S. Cellular issued a notice of redemption on June 24, 2004 and all of the Liquid Yield Option Notes were redeemed at the accreted value of $163.3 million on July 26, 2004. U.S. Cellular’s Liquid Yield Option Notes were convertible, at the option of their holders, at any time prior to the close of business on the redemption date, into Common Shares at a conversion rate of 9.475 Common Shares per $1,000 of Notes. Upon conversion, U.S. Cellular had the option to deliver to holders either Common Shares or cash equal to the market value of the Common Shares into which the Liquid Yield Option Notes were convertible.

Sale of Wireless Properties

On August 4, 2004, TDS and U.S. Cellular announced that it had entered into definitive agreements with ALLTEL Communications, Inc. ("ALLTEL") to sell certain wireless properties. U.S. Cellular will sell two consolidated properties and five minority interests to ALLTEL for $80 million in cash, including repayment of debt and working capital that is subject to adjustment at closing. The transactions are subject to regulatory approvals. The closing of the transactions are expected to occur in the fourth quarter of 2004.

The following table summarizes the recorded value of the assets and liabilities of the properties that U.S. Cellular will be transferring:

June 30, 2004

(Dollars in thousands)

Current assets	$3,072
Property, plant and equipment, net	10,284
Licenses	258
Goodwill	8,257
Investment in unconsolidated entities	21,315
Other	212

Total assets	43,398

Current liabilities	1,926
Deferred credits	489

Total liabilities	2,415

Net assets to be transferred	$40,983

21
U.S. Cellular expects to record a gain related to these transactions for the excess of the cash received over the book value of the net assets given up, subject to a working capital adjustment. As a result of signing the definitive agreements for these transactions, U.S. Cellular will reclassify the net assets of the properties to be transferred as assets held for sale in the third quarter of 2004.

22

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

RESTATEMENTS AND RECLASSIFICATIONS

Investment in Licenses and Goodwill Restatements

On May 14, 2004, U.S. Cellular restated its 2003 and 2002 financial statements relating to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which was adopted on January 1, 2002. Prior to January 1, 2002, U.S. Cellular allocated the excess of purchase price of wireless properties over tangible assets and liabilities acquired to investment in licenses and goodwill. At this time, the accounting treatment for U.S. Cellular’s wireless licenses and goodwill was the same for book purposes, with both asset classes amortized over an expected life of 40 years. However, no deferred taxes were provided on the amounts allocated to goodwill.

Based on a subsequent review of goodwill, U.S. Cellular restated the allocation of $138.9 million of purchase price recorded as goodwill to investment in licenses as of January 1, 2002, the date of the adoption of SFAS No. 142. In connection with this restatement, an additional deferred tax liability of $90.7 million was recorded as of January 1, 2002. The additional deferred tax liability recorded in conjunction with this restatement increased the carrying value of the investment in licenses by a corresponding $90.7 million. Following these adjustments, U.S. Cellular reperformed the impairment tests for its investment in licenses as of January 1, 2002, and recorded an impairment loss of $20.9 million before an income tax benefit of $8.2 million. This impairment has been recorded as a cumulative effect of an accounting change at January 1, 2002, the date of the adoption of SFAS 142.

In the first quarter of 2003, U.S. Cellular had recorded a Loss on assets held for sale related to the pending disposition of certain wireless properties. The investment in licenses upon which the impairment was recorded in the first quarter of 2002 included the investment in licenses of these properties. As a result, a portion of the originally recognized Loss on assets held for sale in the first quarter of 2003 was recognized in the first quarter of 2002. Consequently, Loss on assets held for sale in 2003 was reduced by $1.9 million, before an income tax benefit of $0.8 million.

In addition, as a result of the restatement discussed above, U.S. Cellular also reperformed the annual impairment test for its investment in licenses for 2003, which was originally performed during the second quarter of 2003. This resulted in the recognition of an additional impairment loss of $49.6 million, before an income tax benefit of $19.6 million in the second quarter of 2003.

Retention Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the current period presentation. Prior to the fourth quarter of 2003, U.S. Cellular separately disclosed marketing and selling expenses and general and administrative expenses in its statements of operations. In the fourth quarter of 2003, U.S. Cellular combined the marketing and selling expense and general and administrative expense captions into one caption designated as selling, general and administrative expense. Previously, costs for equipment sold to retain current customers were included in selling, general and administrative expense. Prior to the fourth quarter of 2003, these costs were partially offset by equipment sales revenues received from these customers. In the fourth quarter of 2003, U.S. Cellular changed its policy for classifying retention costs and reclassified the equipment sales revenue and cost of equipment sold related to the retention of current customers out of selling, general and administrative expenses and into equipment sales revenues and cost of equipment sold, respectively, for each period presented. These reclassifications have been reflected in the three and six months ended June 30, 2003. These reclassifications increased equipment sales revenues for the three and six months ended June 30, 2003 by $6.1 million and $14.0 million, respectively, and increased cost of equipment sold by $22.2 million and $46.1 million, respectively, from the amounts originally reported. Selling, general and administrative expenses were reduced by $16.1 million and $32.1 million from the amounts originally reported in the results for the three and six months ended June 30, 2003 to reflect the amounts reclassified to equipment sales revenues and cost of equipment sold. These reclassifications did not have any impact on income from operations, net income, earnings per share, financial position or cash flows of U.S. Cellular for the three and six months ended June 30, 2003.

SUMMARY OF HOLDINGS

U.S. Cellular owned, or had the right to acquire pursuant to certain agreements, either majority or minority interests in 159 cellular markets and 70 personal communications service basic trading area markets at June 30, 2004.

A summary of the number of markets U.S. Cellular owns or has acquirable follows.

Number of Markets

Consolidated markets (1)	178
Consolidated markets to be acquired pursuant to existing agreements(2)	20
Minority interests accounted for using equity method	25
Minority interests accounted for using cost method	6

Total current and acquirable	229

(1) Represents markets whose operations are included in U.S. Cellular's consolidated results.
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

U.S. Cellular's business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular's operating strategy is to strengthen the geographic areas where it can continue to build long-term operating synergies and to exit those areas where it does not have opportunities to build such synergies. In addition to the recent transactions disclosed in U.S. Cellular's Annual Report on Form 10-K for the year ended December 31, 2003, as amended, on February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless Services, Inc. for $96.9 million in cash, including a working capital adjustment.

U.S. Cellular's operating income in the six months ended June 30, 2004 increased $95.1 million to $94.2 million from an operating loss of $883,000 in 2003. The operating income (loss) margins (as a percent of service revenues) were 7.3% in 2004 and less than (1%) in 2003. U.S. Cellular's 2003 operating loss and operating loss margin were significantly affected by the Loss on assets held for sale and Loss on impairment of intangible assets. Although operating income and margins improved in 2004, U.S. Cellular expects that there will be pressure on operating income and margins in the next few years related to the following factors:

costs of customer acquisition and retention; competition; increased customer use of its services; launching service in new areas; and continued enhancements to its wireless networks.

The effects of these factors are expected to be mitigated to some extent by the following factors:

  reduced outbound roaming costs per minute; and
  expansion of revenues from data-related services.

See "Results of Operations."

Financing Initiatives

U.S. Cellular has recently received or will receive licenses that will be in a development phase for several years. U.S. Cellular anticipates that it may require financing over the next few years for capital expenditures, for the development of these new markets and to further its growth in the Chicago market and its other recently launched markets.

To support these anticipated expenditures, U.S. Cellular is committed to maintaining a strong balance sheet and its investment grade rating. U.S. Cellular had Cash and cash equivalents totaling $346.5 million and had $699.8 million of availability under its revolving credit facilities as of June 30, 2004. U.S. Cellular is also generating substantial cash flows from operations. Cash flow from operating activities totaled $228.6 million during the first six months of 2004. In addition, U.S. Cellular has access to public and private capital markets to help meet its long-term financing needs. Management believes that cash on hand, expected future cash flows from operations and existing sources of external financing provide substantial financial flexibility and are sufficient to permit U.S. Cellular to finance its contractual obligations and anticipated capital expenditures.

As of June 17, 2004, U.S. Cellular issued $330 million in aggregate principal amount of unsecured 7.5% senior notes due 2034. The net proceeds from this offering, after deducting underwriting discounts, were approximately $319.6 million.

On June 28, 2004, U.S. Cellular issued $100 million in aggregate principal amount of unsecured 6.7% senior notes due 2033 priced to yield 7.21% to maturity. The net proceeds from this offering, after deducting underwriting discounts, were approximately $92.9 million. This is a further issuance of U.S. Cellular's 6.7% notes that were issued on December 8, 2003 in the aggregate principal amount of $444 million.

On June 24, 2004, U.S. Cellular issued redemption notices to holders of U.S. Cellular's subordinated 6% zero coupon convertible debentures (also known as Liquid Yield Option Notes) and on June 28, 2004 issued redemption notices to holders of U.S. Cellular's 7.25% senior notes. Consequently, $162.4 million of Liquid Yield Option Notes and $250 million of 7.25% senior notes were reclassified to Current portion of long-term debt on the Balance Sheet.

The total net proceeds from the 7.5% and 6.7% senior note offerings, after deducting underwriting discounts, were approximately $412.5 million. Of this amount, $163.3 million was used to redeem U.S. Cellular's Liquid Yield Option Notes on July 26, 2004 at accreted value. The balance of the net proceeds, together with borrowings under the revolving credit agreement, is expected be used to redeem all of U.S. Cellular's 7.25% senior notes as of August 16, 2004. U.S. Cellular also used borrowings under its revolving credit facility to fund the repayment of its $105 million loan from TDS (the "Intercompany Note") in February 2004.

See "Financial Resources and Liquidity."

RESULTS OF OPERATIONS

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Following is a table of summarized operating data for U.S. Cellular's consolidated operations.

	Six Months Ended or At June 30, (1)

	2004	2003

Total market population (2)	45,581,000	41,288,000
Customers	4,684,000	4,343,000
Market penetration (3)	10.28%	10.52%
Total employees	6,350	6,200
Cell sites in service	4,420	4,106
Average monthly service revenue per customer (4)	$46.96	$46.24
Post-pay churn rate per month (5)	1.4%	1.5%
Sales and marketing cost per gross customer addition (6)	$381	$367

(1)	Amounts in 2003 include the results of the 10 markets transferred to AT&T Wireless in August 2003 and the six markets sold to AT&T Wireless in February 2004. Amounts in 2004 (i) include any development activities related to the 15 markets acquired and transferred from AT&T Wireless in August 2003 for the entire period, (ii) exclude the results of the 10 markets transferred to AT&T Wireless in August 2003 for the entire period and (iii) include the results of the six markets sold to AT&T Wireless in February 2004 from January 1, 2004 through February 17, 2004.

(2)	Represents 100% of the population of the markets in which U.S. Cellular has a controlling financial interest for financial reporting purposes, including one additional market consolidated pursuant to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”) as of January 1, 2004. The total market population of 1.5 million in the 10 markets that U.S. Cellular transferred to AT&T Wireless in August 2003 is included in this amount for 2003, as the customers and operating results of these 10 markets are included in U.S. Cellular’s consolidated results for that period. The total market population of the six markets sold to AT&T Wireless in February 2004 is not included in this amount for 2004, as the customers sold to AT&T Wireless are not included in U.S. Cellular’s customer base as of June 30, 2004.

(3)	Calculated using 2003 and 2002 Claritas population estimates for 2004 and 2003, respectively. “Total market population” is used only for the purposes of calculating market penetration, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets).

(4)	Average monthly service revenue per customer is calculated as follows:

	Six Months Ended June 30

	2004	2003

Service Revenues per statement of operations	$1,282,040	$1,174,710
Divided by average customers during period (000s)	4,550	4,234
Divided by six months in each period	6	6
Average monthly service revenue per unit	$46.96	$46.24

(5)	Post-pay churn rate per month represents the percentage of the customer base on postpay service plans (i.e., service plans where customers are billed in arrears for service) which disconnects service each month. The calculation divides the total number of customers on postpay service plans who disconnect service during the period by the number of months in such period, and then divides that quotient by the average monthly postpay service customer base for such period.

(6)	For a discussion of the components of this calculation, see “Operating Expenses – Selling, General and Administrative.”

On August 1, 2003, U.S. Cellular completed the transfer of wireless assets and customers in ten 25 megahertz markets in Florida and Georgia to AT&T Wireless pursuant to an agreement entered into in March 2003. In exchange, U.S. Cellular received the following: a) rights to acquire controlling interests in 36 personal communication service licenses; b) approximately $34.0 million in cash; and c) minority interests in six markets in which it previously owned a controlling interest. In accordance with the agreement, U.S. Cellular has deferred the assignment and development of 21 licenses for a period of up to five years from the closing date. U.S. Cellular will take possession of the licenses in staggered closings over that five-year period to comply with service requirements of the Federal Communications Commission (“FCC”). The value of these licenses is recorded as License rights on the Balance Sheet.

An estimated loss of $25.1 million was recorded in the six months ended June 30, 2003 as a Loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets transferred to AT&T Wireless and the fair value of the consideration received or to be received in the transaction. The Florida and Georgia markets that were transferred to AT&T Wireless are included in consolidated operations for the six months ended June 30, 2003.

On February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless for $96.9 million in cash, including a working capital adjustment. The U.S. Cellular markets sold to AT&T Wireless included wireless assets and customers in six 25 megahertz cellular markets. An aggregate loss of $21.3 million (including a $22.0 million estimate of the Loss on assets held for sale in the fourth quarter of 2003 and a $725,000 reduction of the loss in the six months ended June 30, 2004) was recorded as a Loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets sold to AT&T Wireless and the cash received in the transaction. The southern Texas markets sold to AT&T Wireless are included in consolidated operations from January 1, 2004 through February 17, 2004.

Operating Revenues

	Six Months Ended June 30,

	2004	2003 As Restated

	(Dollars in thousands)
Operating Revenues
Retail service	$1,116,769	$983,414
Inbound roaming	87,015	111,446
Long-distance and other service revenues	78,256	79,850

Service Revenues	1,282,040	1,174,710
Equipment sales	87,835	75,001

	$1,369,875	$1,249,711

Operating revenues increased $120.2 million, or 10%, to $1,369.9 million in 2004 from $1,249.7 million in 2003.

Service revenues increased $107.3 million, or 9%, to $1,282.0 in 2004 from $1,174.7 million in 2003. Service revenues primarily consist of: (i) charges for access, airtime, roaming and value-added services provided to U.S. Cellular’s retail customers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems. The increase was primarily due to the growing number of retail customers. Monthly service revenue per customer averaged $46.96 in the first six months of 2004, a 2% increase in from an average of $46.24 in the first six months of 2003. See footnote 4 to the table on the previous page for the calculation of average monthly service revenue per customer.

Retail service revenues increased $133.4 million, or 14%, to $1,116.8 million in 2004 from $983.4 million in 2003. Growth in U.S. Cellular’s customer base and an increase in average monthly retail service revenue per customer were the primary reasons for the increase in retail service revenue. The number of customers increased 8% to 4,684,000 at June 30, 2004, from 4,343,000 at June 30, 2003. Of the 341,000 increase in customers, 540,000 were added through U.S. Cellular’s, marketing channels while 199,000 net customers were subtracted as a result of acquisition and divestiture activities, primarily the divestitures to AT&T Wireless in August 2003 and February 2004. Average monthly retail service revenue per customer increased 6% to $40.91 in 2004 from $38.71 in 2003. The increase in average monthly retail service revenue per customer was primarily driven by the increase in minutes of use per customer and by growth in revenue from data products.

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

Monthly local retail minutes of use per customer averaged 517 in 2004 and 401 in 2003. The increase in monthly local retail minutes of use was driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. The impact on retail service revenue of this increase was partially offset by a decrease in average revenue per minute of use in 2004. The decrease in average revenue per minute of use reflects the effects of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans. Management anticipates that U.S. Cellular’s average revenue per minute of use will continue to decline in the future, reflecting increased competition and penetration of the consumer market.

Inbound roaming revenues decreased $24.4 million, or 22%, to $87.0 million in 2004 from $111.4 million in 2003. The decrease in revenue primarily related to the decrease in revenue per roaming minute of use, partially offset by an increase in roaming minutes of use. In 2004, the increase in inbound roaming minutes of use was primarily driven by the overall growth in the number of customers throughout the wireless industry and strong customer growth for carriers who use Code Division Multiple Access (“CDMA”) digital radio technology, partially offset by the loss of minutes of use from the markets transferred and sold to AT&T Wireless. Contributing to the decrease in inbound roaming revenue in 2004 was the effect of the transfer of the Florida and Georgia markets to AT&T Wireless in August 2003 and the sale of the southern Texas markets to AT&T Wireless in February 2004; these markets had historically provided substantial amounts of inbound roaming revenue. The decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates.

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

Long-distance and other revenue decreased $1.6 million, or 2%, to $78.3 million in 2004 from $79.9 million in 2003, primarily related to price reductions related to long-distance charges on roaming minutes of use as well as U.S. Cellular’s increasing use of pricing plans for its retail customers which include long-distance calling at no additional charge, partially offset by an increase in the volume of long-distance calls billed by U.S. Cellular from inbound roamers using its systems to make long-distance calls.

Equipment sales revenues increased $12.8 million, or 17%, to $87.8 million in 2004 from $75.0 million in 2003. U.S. Cellular includes in its equipment sales revenues any handsets and related accessories sold to its customers, whether the customers are new to U.S. Cellular or are current customers who are changing handsets. U.S. Cellular also sells handsets to its agents at a price approximately equal to U.S. Cellular’s cost before applying any rebates. Selling handsets to agents enables U.S. Cellular to provide better control over handset quality, set roaming preferences and pass along quantity discounts. Management anticipates that it will continue to sell handsets to agents in the future, and that it will continue to provide rebates to agents who provide handsets to new and current customers. Equipment sales revenues have grown less significantly than cost of equipment sold in the six months ended June 30, 2004 due to the continued substantial discounting of handsets. This trend is occurring throughout the wireless industry.

Equipment sales revenue from handset sales to agents is recognized upon delivery of the related products to the agents, net of any anticipated agent rebates. In most cases, the agents receive a rebate from U.S. Cellular at the time these agents provide handsets to sign up new customers or retain current customers.

Customers added to U.S. Cellular’s customer base through its marketing distribution channels (“gross customer activations”), the primary driver of equipment sales revenues, increased 10% in 2004. The higher percentage increase in revenues from handset sales than in gross customer activations was driven by an increase in sales of higher priced data-enabled handsets. These handsets were offered in conjunction with the launch of U.S. Cellular’s data services products, which began in the second half of 2003.

Operating Expenses

	Six Months Ended June 30,

	2004	2003 As Restated

	(Dollars in thousands)
System operations (exclusive of
depreciation included below)	$282,410	$284,997
Cost of equipment sold	230,070	168,223
Selling, general and administrative	527,825	508,447
Depreciation	211,754	182,363
Amortization and accretion	24,389	31,908
Loss on impairment of intangible assets	–	49,595
(Gain) loss on assets held for sale	(725)	25,061

	$1,275,723	$1,250,594

Operating expenses increased $25.1 million, or 2%, to $1,275.7 million in 2004 from $1,250.6 million in 2003.

System operations expenses (excluding depreciation) decreased $2.6 million, or less than (1%) , to $282.4 million in 2004 from $285.0 million in 2003. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. The decrease in system operations expenses in 2004 was due to the following factors:

  the divestitures of markets to AT&T Wireless in August 2003 and February 2004; and
  an ongoing reduction both in the per-minute cost of usage on U.S. Cellular's systems and in negotiated roaming rates.

The effects of the above factors were partially offset by the following factors:

  an 8% increase in the number of cell sites within U.S. Cellular’s systems, to 4,420 in 2004 from 4,106 in 2003, as U.S. Cellular continues to expand and enhance coverage in its service areas through both acquisitions and internal growth; and
  increases in minutes of use on U.S. Cellular’s systems and by its customers using other systems when roaming.

As a result of the above factors, the components of system operations expenses were affected as follows:

  expenses incurred when U.S. Cellular’s customers used other systems when roaming decreased $18.9 million;
  the cost of minutes of use on U.S. Cellular’s systems increased $12.7 million; and
  maintenance, utility and cell site expenses increased $3.6 million.

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

In total, management expects system operations expenses to increase over the next few years, driven by the following factors:

  increases in the number of cell sites within U.S. Cellular’s systems as it continues to add capacity and enhance quality in all markets, and continues development activities in new markets; and
  increases in minutes of use, both on U.S. Cellular's systems and by U.S. Cellular's customers on other systems when roaming.

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage both on U.S. Cellular’s systems and on other carriers’ networks. As the Chicago area has historically been U.S. Cellular’s customers’ most popular roaming destination, management anticipates that the continued integration of the Chicago market and other recently launched markets into its operations will result in a further increase in minutes of use by U.S. Cellular’s customers on its systems and a corresponding decrease in minutes of use by its customers on other systems, resulting in a lower overall increase in minutes of use by U.S. Cellular’s customers on other systems. Such a shift in minutes of use should reduce U.S. Cellular’s per-minute cost of usage in the future, to the extent that its customers use its systems rather than other carriers’networks. Additionally, U.S. Cellular’s acquisition and subsequent buildout of licensed areas received in the AT&T Wireless exchange transaction may shift more minutes of use to U.S. Cellular’s systems, as many of these licensed areas are major roaming destinations for U.S. Cellular’s current customers.

Cost of equipment sold increased $61.9 million, or 37%, to $230.1 million in 2004 from $168.2 million in 2003. The increase was due to the 10% increase in new customer activations as well as an increase in handsets sold to customers for retention purposes. Retention costs have increased as U.S. Cellular continued to focus on retaining customers by offering existing customers new handsets similar to those offered to new customers as the expiration dates of customers’ service contracts approached. In addition, the overall cost per handset increased in the first six months of 2004 as more customers purchased higher priced data-enabled handsets.

Selling, general and administrative expenses increased $19.4 million, or 4%, to $527.8 million in 2004 from $508.4 million in 2003. Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers, the costs of serving customers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in the first six months of 2004 is primarily due to the following factors:

  an $11.7 million increase in expenses related to payments into the federal universal service fund, based on an increase in rates due to changes in the FCC regulations as of April 2003, substantially all of which is offset by increases in retail service revenue for amounts passed through to customers; and
  a $9.1 million increase in advertising costs, primarily related to the marketing of the U.S. Cellular brand in the Chicago market and other recently launched or soon to be launched markets, and the marketing of U.S. Cellular’s data-related wireless services, which were launched in the second half of 2003.

The increase was also attributable to the rise in salaries and other employee-related expenses associated with acquiring, serving and retaining customers, primarily as a result of the increase in U.S. Cellular’s customer base.

These increases were partially offset by a $23.2 million decrease in billing-related expenses, primarily due to the expenses incurred in 2003 related to the maintenance of the Chicago market’s billing system and the transition to the system used in U.S. Cellular’s other operations in July 2003.

Sales and marketing cost per gross customer activation increased 4% to $381 in 2004 from $367 in 2003, primarily due to increased handset subsidies. Sales and marketing cost per gross customer activation is not calculable using financial information derived directly from the statement of operations. The definition of sales and marketing cost per gross customer activation that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similarly titled measures that are reported by other companies. Below is a summary of sales and marketing cost per gross customer activation for each period:

	Six Months Ended June 30,

	2004	2003 As Restated

	(Dollars in thousands, except per customer amounts)
Component of cost:
Selling, general and administrative expenses related to the
acquisition of new customers (1)	$225,642	$207,469
Cost of equipment sold to new customers (2)	161,973	122,127
Less equipment sales revenue from new customers (3)	(97,186)	(74,652)

Total costs	$290,429	$254,944
Gross customer activations (000s) (4)	762	695

Sales and marketing cost per gross customer activation	$381	$367

(1)	Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:

	Six Months Ended June 30,

	2004	2003 As Restated

	(Dollars in thousands)
Selling, general and administrative expenses, as reported	$527,825	$508,447
Less expenses related to serving and retaining customers	(302,183)	(300,978)

Selling, general and administrative expenses related to
the acquisition of new customers	$225,642	$207,469

(2)	Cost of equipment sold, excluding amounts related to the retention of existing customers is reconciled to cost of equipment sold as follows:

	Six Months Ended June 30,

	2004	2003 As Restated

	(Dollars in thousands)
Cost of equipment sold as reported	$230,070	$168,223
Less cost of equipment sold related to the retention of
existing customers	(68,097)	(46,096)

Cost of equipment sold to new customers	$161,973	$122,127

(3)	Equipment sales revenue, excluding amounts related to the retention of existing customers is reconciled to equipment sales revenues as follows:

	Six Months Ended June 30,

	2004	2003 As Restated

	(Dollars in thousands)
Equipment sales revenue as reported	$87,835	$75,001
Less equipment sales revenues related to the retention of
existing customers, excluding agent rebates *	(12,927)	(13,986)
Add agent rebate reductions of equipment sales revenues
related to the retention of existing customers	22,278	13,637

Equipment sales revenues for new customers	$97,186	$74,652

*In 2003, equipment sales revenues related to retaining current customers were recorded in selling, general and administrative expenses as a reduction of the cost of equipment sold to retain current customers. In order to conform the operating results for 2003 for which these revenues were recorded in selling, general and administrative expenses to the current period presentation, U.S. Cellular reclassified revenues related to the sales of equipment to existing customers as equipment sales revenues.

(4)	Gross customer activations represent customers added to U.S. Cellular’s customer base through its marketing distribution channels during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), increased 2% to $13.91 in 2004 from $13.65 in 2003. Management uses this measurement to assess the cost of serving and retaining its customers on a per unit basis.

31
This measurement is reconciled to total selling, general and administrative expenses as follows:
	Six Months Ended June 30,

	2004	2003 As Restated

	(Dollars in thousands, except per customer amounts)
Components of cost(1)
Selling, general and administrative
expenses as reported	$527,825	$508,447
Less selling, general and administrative expenses
related to the acquisition of new customers	(225,642)	(207,469)
Add cost of equipment sold related to the
retention of existing customers	68,097	46,096
Less equipment sales revenues related to the
retention of existing customers, excluding agent rebates	(12,927)	(13,986)
Add agent rebate reductions of equipment sales
revenues related to the retention of existing customers	22,278	13,637

Net cost of serving and retaining customers	$379,631	$346,725
Divided by average customers during period (000s) (2)	4,550	4,234
Divided by six months in each period	6	6

Average monthly general and administrative expenses
per customer	$13.91	$13.65

(1)	These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.
(2)	Average customers for the six month periods were previously defined in footnote 4 to the table of summarized operating data.

Depreciation expense increased $29.4 million, or 16%, to $211.8 million in 2004 from $182.4 million in 2003. The increase primarily reflects rising average fixed asset balances, which increased 13% in 2004, as well as a change in the useful lives of certain asset categories, which increased depreciation expense $9.9 million in 2004. Also, certain Time Division Multiple Access (“TDMA”) digital radio equipment consigned to a third party for future sale was written down by $6.3 million prior to its consignment, increasing depreciation expense by that amount. This writedown was necessary to reduce the book value of the assets to be sold to their estimated proceeds from disposition. Increased fixed asset balances in 2004 resulted from the following factors:

  the addition of 684 new cell sites since June 30, 2003 (excluding the net divestiture of 370 sites, primarily as a result of the sale and transfer of properties to AT&T Wireless), which were built to improve coverage and capacity in U.S. Cellular’s markets, both in currently served areas as well as in areas where U.S. Cellular is preparing to launch commercial service; and
  the addition of digital radio channels to U.S. Cellular’s network to accommodate increased usage.

In preparation for the implementation of a fixed asset management and tracking software system, including a bar code asset identification system, U.S. Cellular is conducting a physical inventory review of its cell site fixed assets. U.S. Cellular has commenced the cell site fixed asset inventory review and expects to complete the inventory in the fourth quarter of 2004. Based on the results of the review through June 30, 2004, U.S. Cellular estimates that the review, when completed, will result in a write-off of certain assets with a net book value of approximately $4.0 million, and charged $4.0 million to depreciation expense for the estimated write-off in the second quarter. To the extent the final results differ from the $4.0 million already charged to expense, an adjustment would be required.

In 2003, $5 million of depreciation expense was recorded related to the writeoff of certain assets.

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

Amortization and accretion expense decreased $7.5 million, or 24%, to $24.4 million in 2004 from $31.9 million in 2003, primarily representing decreased amortization related to the customer list intangible assets acquired in the Chicago market transaction during 2002. These customer list assets are amortized using the declining balance method, based on average customer retention periods of each customer list. Therefore, decreasing amounts of amortization expense will be recorded in each 12-month period following the establishment of each customer list asset. Amortization and accretion expense includes $2.4 million of accretion related to the asset retirement obligation in 2004, and $2.1 million in 2003.

Loss on impairment of intangible assets totaled $49.6 million in 2003. As discussed previously, U.S. Cellular restated its 2003 and 2002 financial statements related to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In connection with this restatement, U.S. Cellular reperformed the annual impairment test for its investment in licenses for 2003, which was originally performed during the second quarter of 2003. This resulted in the recognition of an additional impairment loss of $49.6 million, before an income tax benefit of $19.6 million.

The 2004 annual impairment tests for investments in licenses and goodwill were performed in the second quarter of 2004. Other than a license impairment loss recorded as a Loss on investments related to a non-operating market, no impairment losses resulted from the 2004 annual impairment tests. See “Investment and Other Income (Expense)" for a discussion of this license impairment loss.

(Gain) loss on assets held for sale totaled ($725,000) in 2004 and a loss of $25.1 million in 2003.

The amount recorded in 2004 was a reduction of a $22.0 million estimated loss recorded in the fourth quarter 2003 on the sale of U.S. Cellular markets in southern Texas to AT&T Wireless on February 17, 2004. The result was an aggregate loss of $21.3 million, representing the difference between the carrying value of the markets sold and the cash received in the transaction. The southern Texas markets sold to AT&T Wireless were included in consolidated operations from January 1, 2004 through February 17, 2004.

The $25.1 million loss in 2003 represented the difference between the fair value, as determined by an independent valuation, of the assets U.S. Cellular expected to receive in the AT&T Wireless exchange transaction which was completed in August 2003, and the recorded value of the assets it expected to transfer to AT&T Wireless.

Operating Income (Loss)

Operating income (loss) totaled income of $94.2 million in 2004 and a loss of $883,000 in 2003. The operating income (loss) margins (as a percent of service revenues) were 7.3% in 2004 and less than (1%) in 2003. The increase in operating income and operating income margin in 2004 reflects the following:

  the Loss on impairment of intangible assets recorded in 2003;
  the Loss on assets held for sale recorded in 2003 related to the asset exchange transaction with AT&T Wireless;
  increased service revenues, driven by growth in the number of customers served by U.S. Cellular's systems and an increase in average monthly revenue per customer;
  a decline in amortization and accretion expense, primarily due to the reduction in the amortization of the customer list asset related to the Chicago market; and
  a slight decline in system operations expense, primarily driven by the effects of the divestitures of markets to AT&T Wireless in 2003 and 2004 and an ongoing reduction both in the per-minute cost of usage on U.S. Cellular’s systems and in negotiated roaming rates; these factors were mostly offset by the effects of increases in minutes of use.

These factors were partially offset by the following:

  increased equipment subsidies, primarily due to the increase in the number of handsets sold related to the renewal or upgrade of service contracts of existing U.S. Cellular customers and the increased subsidy per handset; and
  increased depreciation expense, primarily driven by an increase in average fixed assets related to ongoing improvements to U.S. Cellular’s wireless network and a change in the useful lives of certain fixed assets.

U.S. Cellular expects most of the above factors, except for those related to the Loss on impairment of intangible assets and the (Gain) loss on assets held for sale, to continue to have an effect on operating income and operating margins for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause operating income and operating margins to fluctuate over the next several quarters.

U.S. Cellular plans to incur additional expenses during the remainder of 2004 as it competes in its established markets and in recently launched markets. Additionally, U.S. Cellular plans to build out its network into other as yet unserved portions of its licensed areas, and will begin sales and marketing operations in those areas in the second half of 2004 and in subsequent years. U.S. Cellular launched its brand of data-related wireless services in many of its markets in the second half of 2003, and expects to incur expenses related to its continued marketing of data-related wireless services in the next few years.

As a result, depending on the timing and effectiveness of these initiatives, U.S. Cellular anticipates that operating income will range from $150 million to $190 million for the full year of 2004, including $500 million of anticipated depreciation, amortization and accretion expenses, compared to $119 million of operating income in 2003.

U.S. Cellular anticipates that service revenues will total approximately $2.6 billion for the full year of 2004, compared to service revenues of $2.4 billion in 2003. The anticipated service revenue growth in 2004 reflects the effects of the sale of properties to AT&T Wireless in February 2004, the markets transferred to AT&T Wireless in the exchange transaction completed in August 2003, the continued growth in U.S. Cellular’s customer base and the continued marketing of data-related wireless services in its markets.

Depending on the timing and effectiveness of its marketing efforts, U.S. Cellular anticipates that net customer activations from its marketing channels will total 560,000 to 610,000 for the full year of 2004. However, management anticipates that average monthly service revenue per customer will decrease slightly, as retail service revenue per minute of use and inbound roaming revenue per minute of use decline.

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

Effects of Competition on Operating Income

U.S. Cellular competes directly with several wireless communications services providers, including enhanced specialized mobile radio service providers, in each of its markets. In general, there are between five and seven competitors in each wireless market in which U.S. Cellular provides service. U.S. Cellular generally competes against each of the six near-nationwide wireless companies: Verizon Wireless, Sprint PCS (and affiliates), Cingular Wireless, AT&T Wireless, T-Mobile and Nextel. However, not all six competitors operate in all markets where U.S. Cellular does business. U.S. Cellular believes that these competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than it does. In addition, Cingular Wireless has agreed to acquire AT&T Wireless, which will increase this competitor’s financial, technical, marketing, sales, purchasing and distribution resources.

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

Effects of Wireless Number Portability on Operating Income

The FCC has adopted wireless number portability rules requiring wireless carriers to allow a customer to retain, subject to certain geographical limitations, their existing telephone number when switching from one telecommunications carrier to another. These rules have become effective for all U.S. Cellular markets on or before May 24, 2004.

U.S. Cellular has been successful in facilitating number portability requests in a timely manner. The implementation of wireless number portability has not had a material effect on U.S. Cellular’s results of operations to date. However, U.S. Cellular is unable to predict the impact that the implementation of number portability will have in the future. The implementation of wireless number portability may increase churn rates for U.S. Cellular and other wireless companies, as the ability of customers to retain their wireless telephone numbers removes a significant barrier for customers who wish to change wireless carriers. However, to the extent U.S. Cellular loses customers, the effect may be offset to the extent it is able to obtain additional new customers who wish to change their service from other wireless carriers as a result of wireless number portability. The future volume of any porting requests, and the processing costs related thereto, may increase U.S. Cellular’s operating costs in the future. Any of the above factors could have an adverse effect on U.S. Cellular’s competitive position, costs of obtaining new subscribers, liquidity, financial position and results of operations.

Investment and Other Income (Expense)

Investment and other income (expense) totaled expense of $(7.3) million in 2004 and $(7.8) million in 2003.

Investment income increased $6.7 million, or 26%, to $32.6 million in 2004 from $25.9 million in 2003. Investment income primarily represents U.S. Cellular’s share of net income from the markets managed by others that are accounted for by the equity method. The aggregate net income of these investment markets increased significantly in 2004, resulting in a corresponding increase in investment income.

Interest (expense) increased $9.4 million, or 29%, to $41.3 million in 2004 from $31.9 million in 2003. Interest expense in 2004 is primarily related to Liquid Yield Option Notes ($4.9 million); U.S. Cellular’s 7.25% notes ($9.2 million); its 8.75% notes ($5.7 million); its 6.7% notes ($15.4 million); its 7.5% notes ($1.0 million); its revolving credit facilities with a series of banks ($1.7 million); its Vodafone forward contracts ($1.4 million); and its Intercompany Note with TDS (the “Intercompany Note”) ($0.9 million). The Intercompany Note was repaid in full on February 9, 2004 using U.S. Cellular’s $700 million revolving credit facility.

Interest expense in 2003 is primarily related to Liquid Yield Option Notes ($4.6 million); U.S. Cellular’s 7.25% notes ($9.3 million); its 8.75% notes ($5.7 million); its revolving credit facilities with a series of banks ($5.4 million); its Vodafone forward contracts ($1.5 million); and its Intercompany Note with TDS ($4.3 million).

The overall increase in interest expense in the first six months of 2004 is due to the effect of the issuance of the 6.7% notes in December 2003 and June 2004 and subsequent repayment of lower interest rate revolving credit facility borrowings in December 2003.

The Liquid Yield Option Notes accreted interest at 6% annually, but did not require current cash payments of interest. All accreted interest was added to the outstanding principal balance on June 15 and December 15 of each year for purposes of calculating interest expense. U.S. Cellular redeemed all of such notes for cash as of July 26, 2004.

U.S. Cellular’s $250 million principal amount of 7.25% senior notes are unsecured and become due in August 2007. Interest on such notes is payable semi-annually on February 15 and August 15 of each year. U.S. Cellular has sent a notice of redemption of such notes effective August 16, 2004.

U.S. Cellular’s $130 million principal amount of 8.75% senior notes are unsecured and become due in November 2032. Interest on such notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year.

U.S. Cellular’s $544 million principal amount of 6.7% senior notes are unsecured and become due in December 2033. Interest on such notes is payable semi-annually on June 15 and December 15 of each year. U.S. Cellular originally issued $444 million of the 6.7% notes in December 2003 in order to reduce the use of its revolving credit facility and the related interest rate risk. An additional $100 million of such notes was issued in June 2004. The proceeds of such additional issuance, together with the proceeds of the 7.5% notes discussed below, were used to redeem the Liquid Yield Option Notes on July 26, 2004. The balance of the net proceeds, together with borrowings under the revolving credit agreement, is expected to be used to redeem all of U.S. Cellular’s 7.25% senior notes as of August 16, 2004.

As of June 17, 2004, U.S. Cellular issued $330 million in aggregate principal amount of 7.5% senior notes due 2034. These notes are unsecured and interest on such notes is payable quarterly on March 15, June 15, September 15 and December 15 of each year.

For information regarding U.S. Cellular’s Revolving Credit Facilities, see “Liquidity and Capital Resources – Revolving Credit Facilities.” For information regarding the Intercompany Note from TDS, see “Certain Relationships and Related Transactions.”

Loss on investments totaled $1.8 million in 2004 and $3.5 million in 2003. A $3.5 million license impairment loss was recorded in 2003 related to U.S. Cellular’s investment in a non-operational market in Florida that remained with U.S. Cellular after the exchange with AT&T Wireless was completed in August 2003. An additional impairment loss of $1.8 million was recorded in the second quarter of 2004 to reflect a further impairment in the carrying value of the same investment.

Income Taxes

Income tax expense (benefit) totaled expense of $34.8 million in 2004 and $1.7 million in 2003. The overall effective tax rates were 40.0% in 2004 and (19.4%) in 2003. The effective tax rate in 2003 was impacted by the Loss on impairment of intangible assets, Loss on assets held for sale and Loss on investments, which have different tax rates than U.S. Cellular’s overall operations. For further discussion of U.S. Cellular’s effective tax rates in 2004 and 2003, see Note 4 – Income Taxes.

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

Net Income (Loss)

Net income (loss) totaled income of $47.2 million in 2004 and a loss of $(29.5) million in 2003. Diluted earnings (loss) per share was $0.54 in 2004 and $(0.34) in 2003.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Operating Revenues

	Three Months Ended June 30,

	2004	2003 As Restated

	(Dollars in thousands)
Operating Revenues
Retail service	$576,541	$511,106
Inbound roaming	44,516	56,840
Long-distance and other service revenues	41,601	42,163

Service Revenues	662,658	610,109
Equipment sales	49,567	35,828

	$712,225	$645,937

Operating revenues increased $66.3 million, or 10%, to $712.2 million in the three months ended June 30, 2004 from $645.9 million in 2003.

Retail service revenues increased $65.4 million, or 13%, to $576.5 million in 2004 from $511.1 million in 2003, primarily due to 8% growth in U.S. Cellular’s customer base and a 5% increase in average monthly retail service revenue per customer.

Inbound roaming revenue decreased $12.3 million, or 22%, to $44.5 million in 2004 from $56.8 million in 2003, for reasons generally the same as for the first six months of 2004.

Long-distance and other revenues decreased $0.6 million, or 1%, to $41.6 million in 2004 from $42.2 million in 2003, for reasons generally the same as for the first six months of 2004.

Equipment sales revenue increased $13.7 million, or 38%, to $49.5 million in 2004 from $35.8 million in 2003. The increase was primarily due to the 14% increase in gross customer activations as well as an increase in handsets sold to customers for retention purposes. In addition, the overall revenue per handset increased in the second quarter of 2004 as more customers purchased higher priced data-enabled handsets.

Operating Expenses

	Three Months Ended June 30,

	2004	2003 As Restated

	(Dollars in thousands)
System operations (exclusive of
depreciation included below)	$144,886	$147,032
Cost of equipment sold	110,183	79,580
Selling, general and administrative	269,619	258,095
Depreciation	110,314	87,463
Amortization and accretion	11,935	17,231
Loss on impairment of intangible assets	--	49,595
(Gain) loss on assets held for sale	(582)	3,500

	$646,355	$642,496

Operating expenses increased $3.9 million, or 1%, to $646.4 million in 2004 from $642.5 million in 2003.

System operations expenses (excluding depreciation) decreased $2.1 million, or 1%, to $144.9 million in 2004 from $147.0 million in 2003, for reasons generally the same as for the first six months of 2004.

Cost of equipment sold increased $30.6 million, or 38%, to $110.2 million in 2004 from $79.6 million in 2003. The increase was due to the 14% increase in gross customer activations in 2004 as well as an increase in handsets sold to customers for retention purposes. In addition, the overall cost per handset increased in the second quarter of 2004 as more customers purchased higher priced data-enabled handsets.

Selling, general and administrative expense increased $11.5 million, or 4%, to $269.6 million in 2004 from $258.1 million in 2003, for reasons generally the same as for the first six months of 2004. Gross customer activations increased 14% and the number of customers increased 8% in the second quarter of 2004 compared to the same period in 2003.

Sales and marketing cost per gross customer activation increased 4% to $392 in 2004 from $378 in 2003, primarily due to increased handset subsidies. Below is a summary of sales and marketing cost per gross customer activation for each period.

	Three Months Ended June 30,

	2004	2003 As Restated

	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the
acquisition of new customers (1)	$115,184	$98,548
Cost of equipment sold to new customers (2)	78,516	57,362
Less equipment sales revenue from new customers (3)	(50,724)	(35,475)

Total costs	$142,976	$120,435
Gross customer activations (000s) (4)	365	319

Sales and marketing cost per gross customer activation	$392	$378

(1)	Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended June 30,

	2004	2003 As Restated

	(Dollars in thousands)
Selling, general and administrative expenses, as reported	$269,619	$258,095
Less expenses related to serving and retaining customers	(154,435)	(159,547)

Selling, general and administrative expenses related to
the acquisition of new customers	$115,184	$98,548

(2)	Cost of equipment sold, excluding amounts related to the retention of existing customers is reconciled to cost of equipment sold as follows:

	Three Months Ended June 30,

	2004	2003 As Restated

	(Dollars in thousands)
Cost of equipment sold as reported	$110,183	$79,580
Less cost of equipment sold related to the retention of
existing customers	(31,667)	(22,218)

Cost of equipment sold to new customers	$78,516	$57,362

(3)	Equipment sales revenue, excluding amounts related to the retention of existing customers is reconciled to equipment sales revenues as follows:

	Three Months Ended June 30,

	2004	2003 As Restated

	(Dollars in thousands)
Equipment sales revenue as reported	$49,567	$35,828
Less equipment sales revenues related to the retention of
existing customers, excluding agent rebates *	(6,879)	(6,127)
Add agent rebate reductions of equipment sales revenues
related to the retention of existing customers	8,036	5,774

Equipment sales revenues for new customers	$50,724	$35,475

*In 2003, equipment sales revenues related to retaining current customers were recorded in selling, general and administrative expenses as a reduction of the cost of equipment sold to retain current customers. In order to conform the operating results for 2003 for which these revenues were recorded in selling, general and administrative expenses to the current period presentation, U.S. Cellular reclassified revenues related to the sales of equipment to existing customers as equipment sales revenues.

(4)	Gross customer activations represent customers added to U.S. Cellular’s customer base through its marketing distribution channels during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), decreased 4% to $13.50 in 2004 from $14.09 in 2003. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended June 30,

	2004	2003 As Restated

	(Dollars in thousands. except per customer amounts)
Components of cost (1)

Selling, general and administrative
expenses as reported	$269,619	$258,095
Less selling, general and administrative expenses
related to the acquisition of new customers	(115,184)	(98,548)
Add cost of equipment sold related to the
retention of existing customers	31,667	22,218
Less equipment sales revenues related to the
retention of existing customers, excluding agent rebates	(6,879)	(6,127)
Add agent rebate reductions of equipment sales
revenues related to the retention of existing customers	8,036	5,774

Net cost of serving and retaining customers	$187,259	$181,412
Divided by average customers during period (000s) (2)	4,622	4,292
Divided by three months in each period	3	3

Average monthly general and administrative expenses
per customer	$13.50	$14.09

(1)	These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.
(2)	Average customers for the three month periods were previously defined in footnote 4 to the table of summarized operating data.

Depreciation expense increased $22.8 million, or 26%, to $110.3 million in 2004 from $87.5 million in 2003, for reasons generally the same as for the first six months of 2004. Average fixed asset balances increased 14% in 2004. In the second quarter of 2004, certain TDMA digital radio equipment consigned to a third party for future sale was written down by $6.3 million prior to its consignment, increasing depreciation expense by that amount. This writedown was necessary to reduce the book value of the assets to be sold to their estimated proceeds from disposition.

In preparation for the implementation of a fixed asset management and tracking software system, including a bar code asset identification system, U.S. Cellular is conducting a physical inventory review of its cell site fixed assets. U.S. Cellular has commenced the cell site fixed asset inventory review and expects to complete the inventory in the fourth quarter of 2004. Based on the results of the review through June 30, 2004, U.S. Cellular estimates that the review, when completed, will result in a write-off of certain assets with a net book value of approximately $4.0 million, and charged $4.0 million to depreciation expense for the estimated write-off in the second quarter. To the extent the final results differ from the $4.0 million already charged to expense, an adjustment would be required.

Amortization and accretion expense decreased $5.3 million, or 31%, to $11.9 million in 2004 from $17.2 million in 2003, for reasons generally the same as for the first six months of 2004.

Loss on impairment of intangible assets totaled $49.6 million in 2003. As discussed previously, U.S. Cellular restated 2003 and 2002 financial statements related to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In connection with this restatement, U.S. Cellular reperformed the annual impairment test for its investment in licenses for 2003, which was originally performed during the second quarter of 2003. This resulted in the recognition of an additional impairment loss of $49.6 million, before an income tax benefit of $19.6 million.

(Gain) loss on assets held for sale totaled ($582,000) in 2004 and a loss of $3.5 million in 2003. In 2004, U.S. Cellular’s operating expenses included a $582,000 reduction of Loss on assets held for sale previously recorded on the sale of wireless properties in southern Texas to AT&T Wireless in February

2004.     In 2003, operating expenses included $3.5 million of additional Loss on assets held for sale related to the exchange of wireless properties in Georgia and Florida with AT&T Wireless in August 2003.

Operating income increased $62.5 million, to $65.9 million in 2004 from $3.4 million in 2003; operating income margins (as a percent of service revenues) totaled 10% in 2004 and less than (1%) in 2003.

Investment and other (expense) totaled expense of $(2.0) million in 2004 and $(1.4) million in 2003. Investment income increased $4.9 million, or 36%, to $18.4 million in 2004 from $13.5 million in 2003 as U.S. Cellular’s share of net income from markets managed by others that are accounted for by the equity method increased. Interest expense increased $4.6 million, or 28%, to $21.0 million in 2004 from $16.4 million in 2003, as U.S. Cellular replaced its short-term, lower interest rate borrowings under the revolving credit facility with long-term, higher interest rate debt in December 2003 and June 2004. In 2004, a Loss on investments of $1.8 million was recorded to reflect an impairment in the carrying value of an investment in a non-operational market in Florida.

Income tax expense totaled $23.1 million in 2004 and $2.1 million in 2003. For an analysis of U.S. Cellular’s effective tax rates in the second quarter of 2004 and 2003, see Note 4 – Income Taxes.

Net income (loss) totaled income of $38.0 million in 2004 compared to a loss of $(1.7) million in 2003. Diluted earnings (loss) per share totaled $0.44 in 2004 and $(0.02) in 2003.

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

On November 7, 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150.” The FSP indefinitely deferred the classification and measurement provisions of SFAS No. 150 related to the mandatorily redeemable minority interests associated with finite-lived subsidiaries, but retained the related disclosure provisions. The settlement value of U.S. Cellular’s mandatorily redeemable minority interests is estimated to be $113.2 million at June 30, 2004. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on June 30, 2004, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FSP FAS 150-3; U.S. Cellular has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at June 30, 2004 is $36.6 million, and is included in the balance sheet caption Minority interest in subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $76.6 million is primarily due to the unrecognized appreciation of the minority interest holders’share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions. Change in those factors and assumptions could result in a materially larger or smaller settlement amount.

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

Earnings Per Share

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.”  EITF 03-6 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share. The consensuses reached by the Task Force in this Issue were ratified by the FASB on March 31, 2004, and are effective for reporting periods beginning after March 31, 2004. U.S. Cellular has reviewed the issue and concluded that it has no participating securities as defined by EITF Issue No. 03-6.

FINANCIAL RESOURCES

U.S. Cellular operates a capital- and marketing-intensive business. In recent years, U.S. Cellular has generated cash from its operations, received cash proceeds from divestitures, used its short-term credit facilities and used long-term debt financing to fund its network construction costs and operating expenses. U.S. Cellular anticipates further increases in wireless customers, revenues, operating expenses, cash flows from operating activities and fixed asset additions in the future. Cash flows may fluctuate from quarter to quarter depending on the seasonality of each of these growth factors. Following is a summary of cash flows activities:

	Six Months Ended June 30,

	2004	2003

	(Dollars in thousands)

Cash flows from (used in)
Operating activities	$228,641	$194,992
Investing activities	(200,339)	(289,209)
Financing activities	308,333	105,042

Net increase in
cash and cash equivalents	$336,635	$10,825

Cash Flows from Operating Activities

U.S. Cellular generates substantial internal funds from operations. Cash flows from operating activities provided $228.6 million in the first six months of 2004 compared to $195.0 million in the same period of 2003. Income excluding adjustments to reconcile income (loss) to net cash provided by operating activities, excluding changes in assets and liabilities from operations (“noncash” items) totaled $298.5 million in 2004 and $262.5 million in 2003. Changes in assets and liabilities from operations required $69.9 million in 2004 and $67.5 million in 2003, reflecting timing differences in the payment of accounts payable and accrued taxes and the receipt of accounts receivable.

The following table is a summary of the components of cash flows from operating activities:

	Six Months Ended June 30,

	2004	2003 As Restated

	(Dollars in thousands)
Net income (loss)	$47,216	$(29,520)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities	251,328	292,013

	298,544	262,493
Changes in assets and liabilities	(69,903)	(67,501)

	$228,641	$194,992

Cash Flows from Investing Activities
U.S. Cellular makes substantial investments each year to acquire, construct, operate and upgrade modern high-quality wireless networks and facilities as a basis for creating long-term value for shareowners. In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing and cost reducing upgrades to U.S. Cellular’s networks. Cash flows used for investing activities required $200.3 million in the first six months of 2004 compared to $289.2 million in 2003. Cash required for property, plant and equipment and system development expenditures totaled $263.1 million in 2004 and $304.0 million in 2003. In both periods, these expenditures were financed primarily with internally generated cash and borrowings from U.S. Cellular’s revolving credit facilities. These expenditures primarily represent the construction of 369 and 192 cell sites in 2004 and 2003, respectively, as well as other plant additions and costs related to the development of U.S. Cellular’s office systems. In 2004 and 2003, these plant additions included approximately $10 million and $43 million, respectively, for the migration to a single digital equipment platform. In both periods, other plant additions included significant amounts related to the replacement of retired assets. In 2003, significant amounts were added to plant under construction as certain markets prepared to migrate to a single digital equipment platform.

In 2004, net cash received from the sale of wireless properties in southern Texas to AT&T Wireless totaled $96.9 million. Cash paid for the acquisition of certain minority wireless interests in several wireless markets in which U.S. Cellular already owned a controlling interest totaled $40.4 million in 2004. Cash distributions from cellular entities in which U.S. Cellular has an interest provided $7.2 million in 2004 and $17.6 million in 2003.

Cash Flows from Financing Activities
Cash flows from financing activities provided $308.3 million in the first six months of 2004 and $105.0 million in 2003. Issuances of $330 million of 7.5% senior notes and $100 million of 6.7% senior notes provided $412.5 million in 2004. U.S. Cellular did not issue any long-term debt in the first six months of 2003. In 2003, U.S. Cellular repurchased and cancelled the remaining $45.2 million of 9% Series A Notes from PrimeCo Wireless Communications LLC, related to U.S. Cellular’s acquisition of the Chicago market, for $40.7 million. The repurchase was financed using U.S. Cellular’s revolving credit facility. In 2004, U.S. Cellular repaid the $105.0 million Intercompany Note to TDS, which was financed using its revolving credit facility. Cash received from short term borrowings on revolving lines of credit provided $270.0 million in 2004. Repayments of short term borrowings required $270.0 million, primarily paid with cash received from the long-term debt issuances. Cash received from long-term debt issuances was temporarily used to reduce short-term debt pending the redemption of long-term debt. See Liquidity and Capital Resources –Revolving Credit Facilities and Long-term Debt below. In 2003, U.S. Cellular borrowed $239.3 million and repaid $94.3 million under its revolving credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that internal cash flow, existing cash and cash equivalents, and funds available from line of credit arrangements provide substantial financial flexibility for U.S. Cellular to meet both its short- and long-term needs. U.S. Cellular also may have access to public and private capital markets to help meet its long-term financing needs. U.S. Cellular anticipates issuing debt and equity securities only when capital requirements (including acquisitions), financial market conditions and other factors warrant, as was the case in the second quarter of 2004 when it issued $430 million of new long-term debt financing in order to redeem shorter term debt later in 2004.

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

U.S. Cellular generates substantial cash from its operations and anticipates financing all of its 2004 obligations with internally generated cash and with short- and long-term debt as the timing of such expenditures warrants. U.S. Cellular had $346.5 million of cash and cash equivalents at June 30, 2004.

Revolving Credit Facilities and Long-Term Debt

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At June 30, 2004, this line of credit had $699.8 million available for use, net of outstanding letters of credit of $0.2 million. This credit facility expires in June 2007. Borrowings bear interest at the LIBOR rate plus a margin percentage, based on U.S. Cellular’s credit rating, which was 55 basis points as of June 30, 2004 (for a rate of 1.92% based on the one month LIBOR rate at June 30, 2004).

The continued availability of this revolving line of credit requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and to represent certain matters at the time of each borrowing. On May 14, 2004, U.S. Cellular filed a Form 10-K/A to restate its financial statements for the years ended December 31, 2003 and 2002 and for the interim periods for such years. The restatements resulted in a default under the revolving credit agreement between U.S. Cellular and certain lenders. U.S. Cellular did not fail to make any scheduled payment of principal or interest under such revolving credit agreement. U.S. Cellular received waivers from the lenders under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements.

U.S. Cellular’s interest cost on its line of credit would increase if its credit rating goes down, which would increase its cost of financing, but the line of credit would not cease to be available solely as a result of a decline in its credit rating. Certain of U.S. Cellular’s credit facility would accelerate in the event of a change in control.

On May 25, 2004, U.S. Cellular filed with the SEC a shelf registration statement on Form S-3 to register the issuance from time to time of up to $500 million of senior debt securities. This registration statement became effective on June 2, 2004.

As of June 17, 2004, U.S. Cellular issued $330 million in aggregate principal amount of unsecured 7.5% senior notes due June 15, 2034 under this registration statement. The estimated net proceeds from this offering, after deducting underwriting discounts, were approximately $319.6 million.

Also, on June 28, 2004, U.S. Cellular issued $100 million in aggregate principal amount of unsecured 6.7% senior notes due December 15, 2033 priced to yield 7.21% to maturity under this registration statement. The net proceeds from this offering, after deducting underwriting discounts, were approximately $92.9 million. This is a further issuance of U.S. Cellular’s 6.7% notes that were issued on December 8, 2003 in the aggregate principal amount of $444 million.

On June 24, 2004, U.S. Cellular issued redemption notices to holders of U.S. Cellular’s Liquid Yield Option Notes and on June 28, 2004 issued redemption notices to holders of U.S. Cellular’s 7.25% senior notes. Consequently, $162.4 million of Liquid Yield Option Notes and $250 million of 7.25% senior notes were reclassified to Current portion of long-term debt on the Balance Sheet.

The total net proceeds from the 7.5% and 6.7% senior note offerings, after deducting underwriting discounts, were approximately $412.5 million. Of this amount, $163.3 million was used to redeem U.S. Cellular’s Liquid Yield Option Notes on July 26, 2004 at accreted value. The balance of the net proceeds, together with borrowings under the revolving credit agreement, is expected to be used to redeem all of U.S. Cellular’s 7.25% senior notes as of August 16, 2004. No gain or loss is expected to be recognized as a result of such redemptions. However, U.S. Cellular expects to charge $3.6 million of deferred debt expenses to the Statement of Operations related to the redemption of long-term debt.

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

Marketable Equity Securities and Forward Contracts

U.S. Cellular and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile share prices. U.S. Cellular and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets.The investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic cellular investments to or settlements with AirTouch Communications, Inc. (“AirTouch”), in exchange for stock of AirTouch, which was then acquired by Vodafone whereby U.S. Cellular received American Depositary Receipts representing Vodafone stock. The investment in Rural Cellular Corporation (“Rural Cellular”) is the result of a consolidation of several cellular partnerships in which U.S. Cellular subsidiaries held interests into Rural Cellular , and the distribution of Rural Cellular stock in exchange for these interests. A contributing factor in U.S. Cellular’s decision not to dispose of the investments is that their tax basis is significantly lower compared to current stock prices, and therefore would trigger a substantial taxable gain upon disposition.

A subsidiary of U.S. Cellular has entered into a number of variable prepaid forward contracts (“forward contracts”) with counterparties related to the marketable equity securities that it holds. The forward contracts mature in May 2007 and, at U.S. Cellular’s option, may be settled in shares of the respective security or cash. U.S. Cellular has provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid upon settlement of the contracts by its subsidiary. If shares are delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the balance sheet. As of June 30, 2004, such deferred tax liabilities totaled $71.7 million.

U.S. Cellular is required to comply with certain covenants under the forward contracts. On May 14, 2004, U.S. Cellular filed a Form 10-K/A to restate its financial statements for the years ended December 31, 2003 and 2002 and for the interim periods for such years. The restatements resulted in defaults under certain of the forward contracts with one counterparty. U.S. Cellular did not fail to make any scheduled payments under any of the forward contracts. U.S. Cellular received waivers from the counterparty to such forward contracts, as required, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatements.

As of the date of filing of this Form 10-Q, U.S. Cellular is in compliance with all covenants and other requirements set forth in the forward contracts.

Capital Expenditures

Anticipated capital expenditures for 2004 primarily reflect U.S. Cellular’s plans for construction, system expansion, the buildout of certain of its licensed areas and additional expenditures related to its plans to migrate to a single digital equipment platform. U.S. Cellular plans to finance its construction program using internally generated cash and short-term and long-term financing. U.S. Cellular’s estimated capital spending for 2004 is $655 million to $695 million. U.S. Cellular’s capital expenditures for the six months ended June 30, 2004 totaled $263.1 million.

U.S. Cellular’s 2004 capital expenditures will primarily address the following needs:

  Expand and enhance U.S. Cellular's coverage in its service areas.
  Provide additional capacity to accommodate increased network usage by current customers.
  Build out certain licensed areas acquired in 2001, 2002 and 2003.
  Complete U.S. Cellular’s migration toward making a common digital equipment platform, CDMA available to customers, from a mixture of CDMA and TDMA.
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

Repurchase of Securities

U.S. Cellular has no current plans to repurchase a significant number of its Common Shares, and it did not repurchase any Common Shares in the first six months of 2004 or 2003. U.S. Cellular’s primary repurchase program expired in December 2003. However, U.S. Cellular has an ongoing authorization to repurchase a limited amount of additional Common Shares on a quarterly basis, primarily for use in employee benefit plans.

Contractual Obligations

Except as described below, there has been no material change in the resources required for scheduled repayment of contractual obligations from the table of Contractual Obligations included in Management’s Discussion and Analysis of Results of Operations and Financial Condition included in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

Subsequent to December 31, 2003, U.S. Cellular issued $330 million in aggregate principal amount of unsecured 7.5% senior notes due 2034 and an additional $100 million of its unsecured 6.7% senior notes due 2033 in June 2004. The total net proceeds from these offerings, after deducting underwriting discounts, were approximately $412.5 million. Of this amount, approximately $163.3 million was used to redeem U.S. Cellular’s Liquid Yield Option Notes on July 26, 2004. The balance of the net proceeds, together with borrowings under the revolving credit agreement, is expected to be used to redeem all of U.S. Cellular’s 7.25% senior notes as of August 16, 2004.

The following table shows the increases and decreases in contractual obligations, as presented in the Annual Report on Form 10-K for the year ended December 31, 2003, as amended, as a result of the debt transactions described above:

		Payments Due by Period

(Dollars in millions)	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years

Long-Term Debt Offerings:
7.5% senior notes due 2034	$330.0	$—	$—	$—	$330.0
6.7% senior notes due 2033	100.0	—	—	—	100.0

Total increase in long-term debt	$430.0	$—	$—	$—	$430.0

Long-Term Debt Redemptions:
6% zero coupon convertible
redeemable debentures (1)	$(163.3)	$—	$—	$—	$(163.3)
7.25% senior notes due 2007 (2)	(250.0)	—	—	(250.0)	—

Total redemptions of long-term debt	$(413.3)	$—	$—	$(250.0)	$(163.3)

(1)	Redemption date was July 26, 2004. Amount included as current liability as of June 30, 2004.
(2)	Redemption date is expected to be August 16, 2004. Amount included as current liability as of June 30, 2004.

46

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

U.S. Cellular has certain variable interests in investments in unconsolidated entities where U.S. Cellular holds a minority interest. The investments in unconsolidated entities total $189.5 million as of June 30, 2004 and are accounted for using either the equity or cost method. U.S. Cellular’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

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

2004 Activity

On February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless for $96.9 million in cash, including a working capital adjustment. The U.S. Cellular markets sold to AT&T Wireless included wireless assets and customers in six 25 megahertz cellular markets. An aggregate loss of $21.3 million (including a $22.0 million estimate of the Loss on assets held for sale in the fourth quarter of 2003 and a $725,000 reduction of the loss in the six months ended June 30, 2004) was recorded as a Loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets sold to AT&T Wireless and the cash received and expected to be received in the transaction.

In addition, in the first quarter of 2004, U.S. Cellular purchased certain minority interests in several wireless markets in which it already owned a controlling interest for $40.4 million in cash. These acquisitions increased investment in licenses, goodwill and customer lists by $2.7 million, $3.6 million and $12.9 million, respectively.

Subsequent Event

On August 4, 2004, TDS and U.S. Cellular announced that it had entered into a definitive agreement with ALLTEL Communications, Inc. ("ALLTEL") to sell certain wireless properties. U.S. Cellular will sell two consolidated properties and five minority interests to ALLTEL for $80 million in cash, including repayment of debt and working capital that is subject to adjustment at closing. The transactions are subject to regulatory approvals. The closing of the transactions are expected to occur in the fourth quarter of 2004.

The following table summarizes the recorded value of the assets and liabilities of the properties that U.S. Cellular will be transferring:

June 30, 2004

(Dollars in thousands)

Current assets	$3,072
Property, plant and equipment, net	10,284
Licenses	258
Goodwill	8,257
Investment in unconsolidated entities	21,315
Other	212

Total assets	43,398

Current liabilities	1,926
Deferred credits	489

Total liabilities	2,415

Net assets to be transferred	$40,983

U.S. Cellular expects to record a gain related to these transactions for the excess of the cash received over the book value of the net assets given up, subject to a working capital adjustment. As a result of signing the definitive agreements for these transactions, U.S. Cellular will reclassify the net assets of the properties to be transferred as assets held for sale in the third quarter of 2004.

2003 Activity

On August 1, 2003, U.S. Cellular completed the transfer of wireless assets and customers in ten 25 megahertz markets in Florida and Georgia to AT&T Wireless pursuant to an agreement entered into in March 2003. In return, U.S. Cellular received the following: a) rights to acquire controlling interests in 36 personal communication service licenses contiguous to and that overlap existing U.S. Cellular properties in 13 states in the Midwest and the Northeast; b) approximately $34 million in cash; and c) minority interests in six markets in which it previously owned a controlling interest. In accordance with the agreement, U.S. Cellular has deferred the assignment and development of 21 licenses for a period of up to five years from the closing date. U.S. Cellular will take possession of the licenses in staggered closings over that five-year period to comply with service requirements of the Federal Communications Commission (“FCC”). The value of these licenses is recorded as License rights on the Balance Sheet.

The acquisition of the licenses in the exchange was accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular to AT&T Wireless was accounted for as a sale. An estimated loss of $25.1 million was recorded in the six months ended June 30, 2003 as a Loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets transferred to AT&T Wireless and the fair value of the consideration received or to be received in the transaction.

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

Investment in Licenses and Goodwill

U.S. Cellular reported $1,192.8 million and $1,189.3 million of investment in licenses and $433.3 million and $430.3 million of goodwill, at June 30, 2004 and December 31, 2003, respectively, as a result of the acquisitions of wireless licenses and markets. In addition, at the end of both periods, U.S. Cellular reported $42.0 million of License rights related to the licenses that will be received when the AT&T Wireless exchange transaction is fully completed.

Investments in licenses and goodwill must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. U.S. Cellular performs the annual impairment review on licenses and goodwill during the second quarter. There can be no assurance that, upon review at a later date, material impairment charges will not be required.

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

U.S. Cellular tests goodwill for impairment at the level of reporting referred to as a reporting unit. Following the divestiture of its southern Texas markets, which in the aggregate represented an entire reporting unit, in February 2004, U.S. Cellular has identified six reporting units pursuant to paragraph 30 of SFAS No. 142. The six reporting units represent six geographic groupings of FCC licenses, constituting six geographic service areas. U.S. Cellular combines its FCC licenses into six units of accounting for purposes of testing the licenses for impairment pursuant to Emerging Issues Task Force Statement 02-7, “Units of Accounting for Testing Impairment of Indefinite-Lived Assets” (“EITF 02-7”) and SFAS No. 142, using the same geographic groupings as its reporting units.

In 2004 and 2003, U.S. Cellular retained a third-party valuation firm to prepare valuations of each of the reporting units for purposes of goodwill impairment testing. A discounted cash flow approach was used to value each of the reporting units, using value drivers and risks specific to each individual geographic region. The cash flow estimates incorporate assumptions that market participants would use in their estimates of fair value. Key assumptions made in this process were the selection of a discount rate, estimated future cash flow levels, projected capital expenditures, and selection of terminal values.

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

In the second quarter of 2004, U.S. Cellular recorded an additional $1.8 million impairment loss on its investment in the same non-operating market in Florida in which the license impairment loss was recorded in the first quarter of 2003. No other impairment losses were identified during the annual impairment testing in the second quarter of 2004.

In the first quarter of 2003 a license impairment loss was recorded related to U.S. Cellular’s investment in a non-operational market in Florida remaining after the exchange with AT&T Wireless was completed. In the second quarter of 2003, U.S. Cellular recorded an impairment loss on its investment in licenses totaling $49.6 million in 2003 related to the impairment of two reporting units.

The changes in the carrying amounts of licenses and license rights and goodwill for the six months ended June 30, 2004 were as follows:

	Licenses and License Rights	Goodwill

	(Dollars in thousands)
Balance, December 31, 2003	$1,231,363	$430,256
Acquisitions	2,651	3,649
Impairments	(1,603)	--
Assets held for sale	332	--
Other adjustments	2,066	(651)

Balance, June 30, 2004	$1,234,809	$433,254

Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations,” became effective for U.S. Cellular beginning January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. When the liability is initially recorded, the entity capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the obligation, any difference between the cost to retire the asset and the liability recorded is recognized in the statement of operations as a gain or loss.

The calculation of the asset retirement obligation for U.S. Cellular is a critical accounting estimate because changing the factors used in calculating the obligation could result in larger or smaller estimated obligations that could have a significant impact on its results of operations and financial condition. Such factors may include probabilities or likelihood of remediation, cost estimates, lease renewals and salvage values. Actual results may differ materially from estimates under different assumptions or conditions.

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

U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS 143. The change in asset retirement obligation during 2004 was as follows:

(Dollars in thousands)

Beginning Balance - December 31, 2003	$64,501
Additional liabilities accrued	1,013
Accretion expense	2,436
Disposition of assets(1)	(1,635)

Ending Balance - June 30, 2004	$66,315

(1)	This change in the asset retirement obligation relates to those obligations which were associated with the properties sold to AT&T Wireless in February 2004 and are no longer obligations of U.S. Cellular.

Income Taxes

The accounting for income taxes, the amounts of income tax assets and liabilities and the related income tax provision are critical accounting estimates because such amounts are significant to U.S. Cellular’s financial condition, changes in financial condition and results of operations.

The preparation of the consolidated financial statements requires U.S. Cellular to calculate its provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items, such as depreciation expense, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in U.S. Cellular’s consolidated balance sheet. U.S. Cellular must then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent management believes that recovery is not likely, establish a valuation allowance. Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. U.S. Cellular’s current net deferred tax asset was $18.4 million as of June 30, 2004, representing primarily the deferred tax effects of the allowance for doubtful accounts on accounts receivable, and is included in Other current assets on the balance sheet.

The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of June 30, 2004 are as follows:

June 30, 2004

(Dollars in thousands)
Deferred Tax Asset Net operating loss carryforwards	$44,287
Derivative instruments	12,626
Other	3,617

60,530
Less valuation allowance	(6,712)

Total Deferred Tax Asset	53,818

Deferred Tax Liability
Property, plant and equipment	241,879
Licenses	227,705
Marketable equity securities	71,708
Partnership investments	42,151

Total Deferred Tax Liability	583,443

Net Deferred Income Tax Liability	$529,625

The valuation allowance relates to state net operating loss carryforwards and the federal net operating loss carryforwards for those subsidiaries not included in the consolidated federal income tax return since it is more likely than not that a portion will expire before such carryforwards can be utilized.

The deferred income tax liability relating to marketable equity securities of $71.7 million at June 30, 2004 represents deferred income taxes calculated on the difference between the book basis and the tax basis of the marketable securities. Income taxes will be payable when U.S. Cellular disposes of the marketable equity securities.

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

In the event of an increase in the value of tax assets or a decrease in tax liabilities, U.S. Cellular would decrease the income tax expense or increase the income tax benefit by an equivalent amount. In the event of a decrease in the value of tax assets or an increase in tax liabilities, U.S. Cellular would increase the income tax expense or decrease the income tax benefit by an equivalent amount.

Property, Plant and Equipment

U.S. Cellular provides for depreciation on its property, plant and equipment using the straight-line method over the estimated useful lives of the assets. Annually, U.S. Cellular reviews its property, plant and equipment to assess whether the estimated useful lives are appropriate. The estimated useful lives of property, plant and equipment is a critical accounting estimate because changing the lives of assets can result in larger or smaller charges for depreciation expense. Factors used in determining useful lives include technology changes, regulatory requirements, obsolescence and type of use.

In the first quarter of 2004, U.S. Cellular adjusted the useful lives of TDMA radio equipment, switch software and antenna equipment. TDMA radio equipment lives were adjusted to be fully depreciated by the end of 2008, which is the latest date the wireless industry will be required by regulation to support analog service. U.S. Cellular currently uses TDMA radio equipment to support analog service, and expects to have its digital radio network fully migrated to CDMA 1XRTT or some future generation of CDMA technology by that time. The useful lives for certain switch software was reduced to one year from three years and antenna equipment lives were reduced from eight years to seven years in order to better align the useful lives with the actual length of time the assets are in use. These changes increased depreciation by $2.5 million and $9.9 million for the three and six months ended June 30, 2004, respectively, and is estimated to increase depreciation by $14.9 million for the full year 2004. The change in useful lives reduced net income by $1.5 million, or $0.02 per share in the three months ended June 30, 2004 and by $6.0 million, or $0.07 per share in the six months ended June 30, 2004.

In the second quarter of 2004, certain TDMA digital radio equipment consigned to a third party for future sale was written down by $6.3 million prior to its consignment, increasing depreciation expense by that amount. This writedown was necessary to reduce the book value of the assets to be sold to their estimated proceeds from disposition.

In preparation for the implementation of a fixed asset management and tracking software system, including a bar code asset identification system, U.S. Cellular is conducting a physical inventory review of its cell site fixed assets. U.S. Cellular has commenced the cell site fixed asset inventory review and expects to complete the inventory in the fourth quarter of 2004. Based on the results of the review through June 30, 2004, U.S. Cellular estimates that the review, when completed, will result in a write-off of certain assets with a net book value of approximately $4.0 million, and charged $4.0 million to depreciation expense for the estimated write-off in the second quarter. To the extent the final results differ from the $4.0 million already charged to expense, an adjustment would be required.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 2002, U.S. Cellular entered into a loan agreement with TDS (“Intercompany Note”) under which it borrowed $105 million, which was used for the Chicago market purchase. The loan bore interest at an annual rate of 8.1%, payable quarterly, and was due in August 2008, with prepayments optional. The terms of the loan did not contain covenants that are more restrictive than those included in U.S. Cellular’s senior debt, except that, until December 19, 2003, the loan agreement provided that U.S. Cellular may not incur senior debt in an aggregate principal amount in excess of $325 million unless it obtained the consent of TDS as lender. U.S. Cellular’s Board of Directors, including independent directors, approved the terms of this loan and determined that such terms were fair to U.S. Cellular and all of its shareholders. On February 9, 2004, U.S. Cellular repaid this note in full.

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
  Consolidation in the wireless industry may create stronger competitors both operationally and financially which could adversely affect U.S. Cellular’s revenues and increase its costs to compete
  Advances or changes in telecommunications technology could render certain technologies used by U.S. Cellular obsolete, could reduce its revenues or could increase its cost of doing business.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Long-Term Debt

U.S. Cellular is subject to market rate risks due to fluctuations in interest rates. U.S. Cellular currently has both fixed-rate and variable-rate long-term debt instruments, with original maturities ranging from five to 30 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. As of June 30, 2004, U.S. Cellular has not entered into financial derivatives to reduce its exposure to interest rate risks.

Reference is made to the disclosure under Market Risk – Long Term Debt in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended, for additional information about the annual requirements of principal payments, the average interest rates, and the estimated fair values of long-term debt.

In June 2004, U.S. Cellular issued $330 million in aggregate principal amount of unsecured 7.5% senior notes due 2034 and $100 million of unsecured 6.7% senior notes due 2033 in June 2004. The total net proceeds from these offerings, after deducting underwriting discounts, were approximately $412.5 million. Of this amount, $163.3 million was used to redeem U.S. Cellular’s Liquid Yield Option Notes on July 26, 2004 at accreted value. The balance of the net proceeds, together with borrowings under the revolving credit agreement, is expected to be used to redeem all of U.S. Cellular’s 7.25% senior notes as of August 16, 2004.

The following shows the annual requirements for principal payments on such long-term debt transactions:

		Payments Due by Period
(Dollars in millions)
	Total	2004	2005	2006	2007	2008	After 5 Years

Long-Term Debt Additions:
7.5% senior notes due 2034	$330.0	$--	$--	$--	$--	$--	$330.0
6.7% senior notes due 2033	100.0	--	--	--	--	--	100.0

Total additions	$430.0	$—	$—	$—	$—	$—	$430.0
Weighted Average Interest
Rate of New Long-Term Debt	7.3%	7.3%	7.3%	7.3%	7.3%	7.3%	7.3%

Long-Term Debt Redemptions:
6% zero coupon convertible
redeemable debentures (1)	$(163.3)	$—	$—	$—	$—	$—	$(163.3)
7.25% senior notes due 2007 (2)	(250.0)	—	—	—	(250.0)	—	—

Total redemptions	$(413.3)	$—	$—	$—	$(250.0)	$—	$(163.3)

Weighted Average Interest
Rate of Debt Redeemed	(6.8)%	(6.8)%	(6.8)%	(6.8)%	(6.8)%	(6.0)%	(6.0)%

(1)	Redemption date was July 26, 2004. Amount included as current liability as of June 30, 2004.
(2)	Redemption date is expected to be August 16, 2004. Amount included as current liability as of June 30, 2004.

Marketable Equity Securities and Derivatives

U.S. Cellular maintains a portfolio of available-for-sale marketable equity securities, the majority of which are the result of sales or trades of non-strategic assets. The market value of these investments aggregated $229.7 million at June 30, 2004. As of June 30, 2004, the net unrealized holding gain, net of tax included in accumulated other comprehensive income totaled $42.1 million.

A subsidiary of U.S. Cellular has entered into forward contracts related to the Vodafone marketable equity securities that it holds. U.S. Cellular has provided guarantees to the counterparties which provide assurance to the counterparties that all principal and interest amounts are paid upon settlement of the contracts by such subsidiary. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”). The downside limit of the Vodafone securities is hedged at a range of $15.07 to $16.07 per share, which is at or above the cost basis, thereby eliminating the other than temporary risk on these contracted securities. The upside potential is a range of $21.31 to $22.93 per share.

Under the terms of the forward contracts, U.S. Cellular continues to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts mature in May 2007 and, at U.S. Cellular’s option, may be settled in shares of the security or in cash, pursuant to formulas that “collar” the price of the shares. The collars effectively limit U.S. Cellular’s downside risk and upside potential on the contracted shares. The collars are typically adjusted for any changes in dividends on the contracted shares. If U.S. Cellular elects to settle in shares, it will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized though maturity. If U.S. Cellular elects to settle in cash, it will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula. If cash is delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability or a deferred tax benefit, based on the difference between the amount of cash paid in the settlement and the net amount realized through maturity.

Deferred taxes have been provided for the difference between the carrying value and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the balance sheet. Such deferred tax liabilities totaled $71.7 million at June 30, 2004.

The following table summarizes certain details relating to the contracted securities as of June 30, 2004.

		Collar
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)
Vodafone	10,245,370	$ 15.07 - $16.07	$ 21.31 - $22.93	$159,856

The following analysis presents the hypothetical change in the fair value of marketable equity securities and derivative instruments at June 30, 2004, using the Black-Scholes model, assuming the same hypothetical price fluctuations of plus and minus 10%, 20% and 30%. The table presents hypothetical information as required by Securities and Exchange Commission rules. Such information should not be inferred to suggest that U.S. Cellular has any intention of selling any marketable equity securities or canceling any derivative instruments.

($ in millions)	Valuation of investments assuming indicated decrease			June 30, 2004 Fair	Valuation of investments assuming indicated increase

	-30%	-20%	-10%	Value	+10%	+20%	+30%

Marketable Equity
Securities	$160.8	$183.8	$206.7	$229.7	$252.7	$275.6	$298.6
Derivative
Instruments (1)	$16.5	$1.0	$(15.0)	$(32.0)	$(49.6)	$(68.3)	$(87.7)
(1)	Represents the fair value of the derivative instrument assuming the indicated increase or decrease in the underlying securities.

57 ITEM 4. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of U.S. Cellular have concluded that U.S. Cellular's disclosure controls and procedures (as defined in Rules 13a-15(e)), as of the end of the period covered by the report, are effective to ensure that the information required to be disclosed by U.S. Cellular in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. The disclosure controls and procedures are designed to only provide reasonable assurance of achieving the desired control objectives.

(b)	Changes in internal control over financial reporting. There was no change in U.S. Cellular's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, U.S. Cellular's internal control over financial reporting.

58

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

        The following is additional information with respect to U.S. Cellular's publicly announced Common Share repurchase program:

i.	The date the program was announced was May 15, 2000 by Form 10-Q.

ii.	The share amount originally approved was up to 1% of the number of outstanding Common Shares of U.S. Cellular not held by TDS or any affiliate thereof in any three-month period. As of June 30, 2004, this would permit U.S. Cellular to acquire up to 154,532 Common Shares in a three-month period based on the number of unaffiliated Common Shares outstanding on such date.

iii.	There is no expiration date for the program.

iv.	No Common Share repurchase program has expired during the quarter covered by this Form 10-Q.

v.	U.S. Cellular has not determined to terminate the foregoing Common Share repurchase program prior to expiration, or to cease making further purchases thereunder, during the quarter covered by this Form 10-Q.

U.S. Cellular Repurchases of Liquid Yield Option Notes

        On June 24, 2004, U.S. Cellular issued a notice of redemption and all of the subordinated 6% zero coupon convertible debentures, also known as Liquid Yield Option Notes ("LYONs"), were redeemed in full as of July 26, 2004 pursuant to the terms of the LYONs. The following provides information about the LYONs for and as of the end of the quarter ended June 30, 2004.

        Neither U.S. Cellular, nor any "affiliated purchaser" (as defined by the SEC) of U.S. Cellular, has made any purchases of U.S. Cellular's LYONs under U.S. Cellular's publicly announced repurchase program or otherwise during the quarter covered by this Form 10-Q. For these purposes, purchases do not include LYONs canceled upon conversion, regardless of whether U.S. Cellular delivered cash or Common Shares in exchange therefor. Also, purchases do not include any LYONs that may be redeemed pursuant to the terms of the LYONs. U.S. Cellular may redeem the LYONs in whole or in part from time to time at accreted value.

        The following is additional information with respect to U.S. Cellular's publicly announced LYONs repurchase programs:

i.	The date the programs were announced was May 15, 2000 by Schedule TO.

ii.	The dollar amount or share amount originally approved is as follows: (a) under one program, any and all outstanding LYONs may be repurchased in private transactions and (b) under another program, a limited number (up to 1% of the outstanding LYONs in any three-month period) may be repurchased in open-market transactions from time to time. As of June 30, 2004, the program

59
described in (a) would permit USCC to acquire all of the outstanding $310,749,000 aggregate principal amount at maturity of LYONs, and the program described in (b) would permit USCC to acquire up to $3,107,490 aggregate principal amount at maturity of LYONs in a three-month period, in each case based on LYONs outstanding on such date.

iii.	There is no expiration date for either program.

iv.	No LYONs repurchase program has expired during the quarter covered by this Form 10-Q.

v.	U.S. Cellular has not determined to terminate any LYONs repurchase program prior to expiration, or to cease making further purchases thereunder, during the quarter covered by this Form 10-Q. However, as a result of the issuance on June 24, 2004 of a notice of redemption of all of the LYONs effective July 26, 2004, the repurchase program ceased to be operative.

Item 4. Submission of Matters to a Vote of Security-Holders

At the Annual Meeting of Shareholders of U.S. Cellular, held on June 29, 2004, the following number of votes were cast for the matters indicated:

1. Election of Directors:

a. For the election of one Class I Director of the Company by the holders of Common Shares:

Nominee	For	Withhold	Broker Non-Vote
Harry J. Harczak, Jr.	51,298,088	753,965	-0-

b. For the election of one Class II Director of the Company by the holders of Common Shares:

Nominee	For	Withhold	Broker Non-Vote
Paul-Henri Denuit	51,086,400	965,653	-0-

c. For the election of two Class II Directors of the Company by the holder of Series A Common Shares:

Nominee	For	Withhold	Broker Non-Vote
Sandra L. Helton	330,058,770	-0-	-0-
Kenneth R. Meyers	330,058,770	-0-	-0-

2. Proposal to Ratify the Selection of PricewaterhouseCoopers LLP as Independent Accountants for 2004:

For	Against	Abstain	Broker Non-vote
381,634,495	440,092	36,236	-0-

60

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit 11 - Statement regarding computation of per share earnings is included herein as Note 9 to the financial statements.

Exhibit 12 - Statement regarding computation of ratios.

Exhibit 31.1 - Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 - Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 - Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 - Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 99.1 – News Release dated August 4, 2004, announcing the sale of wireless assets to ALLTEL Corporation.

(b)	Reports on Form 8-K filed during the quarter ended June 30, 2004:

U.S. Cellular filed a Current Report on Form 8-K dated April 19, 2004, for the purpose of disclosing that it intended to restate 2003 and 2002 financial statements.

U.S. Cellular filed a Current Report on Form 8-K dated April 28, 2004, for the purpose of filing its first quarter 2004 earnings release.

U.S. Cellular filed a Current Report on Form 8-K dated May 14, 2004, for the purpose of filing a press release disclosing that it had filed restatements to financial statements for 2003 and 2002.

U.S. Cellular filed a Current Report on Form 8-K dated June 7, 2004, for the purpose of incorporating its filing dated the same date under Rule 424(b)(5).

U.S. Cellular filed a Current Report on Form 8-K dated June 9, 2004, for the purpose of filing a press release and certain documents relating to the offering of its 7.5% Senior Notes due 2034.

U.S. Cellular filed a Current Report on Form 8-K dated June 22, 2004, for the purpose of filing a press release and certain documents relating to the further issuance of its 6.7% Senior Notes due 2033.

61

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date	August 5, 2004	/s/ John E. Rooney

John E. Rooney
President and Chief Executive Officer

Date	August 5, 2004	/s/ Kenneth R. Meyers

Kenneth R. Meyers
Executive Vice President-Finance, Chief Financial Officer and Treasurer

Date	August 5, 2004	/s/ Thomas S. Weber

Thomas S. Weber
Vice President and Controller (Principal Accounting Officer)

Signature page for the U.S. Cellular 2004 Second Quarter Form 10-Q