Form 10-Q
period 2004-09-30
UNITED STATES CELLULAR CORP
filed 2004-11-09
CIK 821130

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 1-9712

UNITED STATES CELLULAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	62-1147325

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2004

Common Shares, $1 par value Series A Common Shares, $1 par value	53,351,230 Shares 33,005,877 Shares

UNITED STATES CELLULAR CORPORATION 3RD QUARTER REPORT ON FORM 10-Q INDEX

Page No.

Part I. Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2004 and 2003	3

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2004 and 2003	4

Consolidated Balance Sheets
September 30, 2004 and December 31, 2003	5-6

Notes to Consolidated Financial Statements	7-22

Item 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition	23-26

Nine Months Ended September 30, 2004 and 2003	26-39
Three Months Ended September 30, 2004 and 2003	40-43
Recent Accounting Pronouncements	44
Financial Resources	44-45
Liquidity and Capital Resources	45-50
Application of Critical Accounting Policies and Estimates	50-55
Certain Relationships and Related Transactions	56
Safe Harbor Cautionary Statement	57-58

Item 3. Quantitative and Qualitative Disclosures About Market Risk	59-60

Item 4. Controls and Procedures	61

Part II. Other Information

Item 1. Legal Proceedings	62

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 6. Exhibits	63

Signatures	64

PART I. FINANCIAL INFORMATION ITEM I. FINANCIAL STATEMENTS UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003 As Restated	2004	2003 As Restated

	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$691,964	$628,440	$1,974,004	$1,803,150
Equipment sales	56,249	36,536	144,084	111,537

Total Operating Revenues	748,213	664,976	2,118,088	1,914,687

OPERATING EXPENSES
System operations (excluding Depreciation
shown separately below)	154,126	153,724	436,536	438,721
Cost of equipment sold	126,659	76,926	356,729	245,149
Selling, general and administrative	298,011	236,573	825,836	745,020
Depreciation	115,377	90,171	327,131	272,534
Amortization and accretion	12,031	13,463	36,420	45,371
Loss on impairment of intangible assets	--	--	--	49,595
(Gain) loss on assets of operations held for sale	--	(1,442)	(725)	23,619

Total Operating Expenses	706,204	569,415	1,981,927	1,820,009

OPERATING INCOME	42,009	95,561	136,161	94,678

INVESTMENT AND OTHER INCOME (EXPENSE)
Investment income	19,265	11,301	51,913	37,163
Interest and dividend income	687	437	3,183	2,894
Interest (expense)	(23,671)	(15,615)	(64,937)	(47,513)
Loss on investments	--	--	(1,830)	(3,500)
Other income (expense), net	(3,384)	582	(2,719)	(93)

Total Investment and Other Income (Expense)	(7,103)	(3,295)	(14,390)	(11,049)

INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST	34,906	92,266	121,771	83,629
Income tax expense	11,646	36,047	46,401	37,725

INCOME BEFORE MINORITY INTEREST	23,260	56,219	75,370	45,904
Minority share of income	(1,951)	(4,605)	(6,845)	(9,464)

INCOME BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	21,309	51,614	68,525	36,440
Cumulative effect of accounting change, net of tax	--	--	--	(14,346)

NET INCOME	$21,309	$51,614	$68,525	$22,094

BASIC WEIGHTED AVERAGE SHARES
OUTSTANDING (000s)	86,278	86,142	86,211	86,132
BASIC EARNINGS PER SHARE (Note 9)
Income Before Cumulative Effect of
Accounting Change	$0.25	$0.60	$0.79	$0.43
Cumulative Effect of Accounting Change	--	--	--	(0.17)

Net Income	$0.25	$0.60	$0.79	$0.26

DILUTED WEIGHTED AVERAGE SHARES
OUTSTANDING (000s)	86,797	89,599	86,714	86,540
DILUTED EARNINGS PER SHARE (Note 9)
Income Before Cumulative Effect of
Accounting Change	$0.25	$0.59	$0.79	$0.43
Cumulative Effect of Accounting Change	--	--	--	(0.17)

Net Income	$0.25	$0.59	$0.79	$0.26

The accompanying notes to consolidated financial statements are an integral part of these statements.

3

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Nine Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$68,525	$22,094
Add (Deduct) adjustments to reconcile net income
to net cash provided by operating activities
Depreciation, amortization and accretion	363,551	317,905
Deferred income taxes	46,546	26,607
Investment income	(51,913)	(37,163)
Minority share of income	6,845	9,464
Cumulative effect of accounting change	--	14,346
Loss on impairment of intangible assets	--	49,595
(Gain) loss on assets of operations held for sale	(725)	23,619
Loss on investments	1,830	3,500
Other noncash expense	15,099	8,891
Changes in assets and liabilities
Change in accounts receivable	(34,961)	31,142
Change in inventory	9,194	15,273
Change in accounts payable	(68,438)	(116,114)
Change in accrued interest	3,992	(4,093)
Change in accrued taxes	(1,610)	43,659
Change in customer deposits and deferred revenues	10,625	14,059
Change in other assets and liabilities	15,254	(732)

	383,814	422,052

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(385,160)	(420,788)
System development costs	(9,602)	(18,325)
Cash received from sale of assets	96,932	--
Acquisitions, excluding cash acquired	(40,367)	(1,251)
Proceeds from exchange transaction	--	33,958
Distributions from unconsolidated entities	23,330	21,228
Other investing activities	(661)	(1,091)

	(315,528)	(386,269)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	355,000	279,278
Issuance of long-term debt	412,484	--
Repayment of notes payable	(300,000)	(269,278)
Repayment of long-term debt –affiliated	(105,000)	--
Repayment of long-term debt	(413,288)	(40,680)
Capital (distributions) to minority partners	(832)	(2,249)
Other financing activities	4,219	4,227

	(47,417)	(28,702)

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,869	7,081
CASH AND CASH EQUIVALENTS-
Beginning of period	9,848	14,864

End of period	$30,717	$21,945

The accompanying notes to consolidated financial statements are an integral part of these statements.

4
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS Unaudited

	September 30, 2004	December 31, 2003

	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents
General funds	$30,661	$9,822
Affiliated cash equivalents	56	26

	30,717	9,848
Accounts Receivable
Customers, less allowance of $17,568 and $13,786, respectively	257,810	227,651
Roaming	34,600	35,362
Other	31,287	23,967
Inventory	61,842	70,963
Prepaid expenses	26,241	22,396
Prepaid income taxes	7,883	2,407
Other current assets	30,463	31,511

	480,843	424,105

INVESTMENTS
Licenses	1,184,014	1,189,326
License rights	42,037	42,037
Goodwill	425,343	430,256
Customer lists, net of accumulated amortization of $32,128
and $22,206, respectively	27,417	24,448
Marketable equity securities	249,571	260,188
Investments in unconsolidated entities	171,727	170,569
Notes and interest receivable – long-term	5,252	6,476

	2,105,361	2,123,300

PROPERTY, PLANT AND EQUIPMENT
In service and under construction	3,733,188	3,441,177
Less accumulated depreciation	1,503,688	1,267,293

	2,229,500	2,173,884

DEFERRED CHARGES
System development costs, net of accumulated amortization of
$138,569 and $114,673, respectively
	78,466	97,370
Other, net of accumulated amortization of $1,414 and $5,815,
respectively	33,081	26,565

	111,547	123,935

ASSETS OF OPERATIONS HELD FOR SALE	51,923	100,523

TOTAL ASSETS	$4,979,174	$4,945,747

The accompanying notes to consolidated financial statements are an integral part of these statements.

5
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND SHAREHOLDERS' EQUITY Unaudited

	September 30, 2004	December 31, 2003

	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$3,000	$3,000
Current portion of long-term debt – affiliated	--	105,000
Notes payable	55,000	--
Accounts payable
Affiliated	6,934	4,252
Trade	210,456	281,306
Customer deposits and deferred revenues	104,162	93,789
Accrued interest	15,408	11,416
Accrued taxes	84,262	24,228
Accrued compensation	46,503	39,257
Other current liabilities	23,763	19,648

	549,488	581,896

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	551,866	495,904
Derivative liability	44,567	55,735
Asset retirement obligation	69,238	64,501
Other	19,770	75,440

	685,441	691,580

LONG-TERM DEBT
6.7% notes	530,817	436,829
6% zero coupon convertible debentures	--	157,659
7.25% notes	--	250,000
8.75% notes	130,000	130,000
7.5% notes	330,000	--
Variable prepaid forward contracts	159,856	159,856
Other	10,000	10,000

	1,160,673	1,144,344

LIABILITIES OF OPERATIONS HELD FOR SALE	2,283	2,427

MINORITY INTEREST IN SUBSIDIARIES	38,736	60,097

COMMON SHAREHOLDERS' EQUITY
Common Shares, par value $1 per share; authorized 140,000,000
shares; issued 55,045,684 and 55,046,268 shares, respectively	55,046	55,046
Series A Common Shares, par value $1 per share; authorized
50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006
Additional paid-in capital	1,302,775	1,308,963
Treasury Shares, at cost, 1,694,454 and 1,900,254 shares, respectively	(100,686)	(115,156)
Accumulated other comprehensive income	27,130	26,789
Retained earnings	1,225,282	1,156,755

	2,542,553	2,465,403

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,979,174	$4,945,747

The accompanying notes to consolidated financial statements are an integral part of these statements.

6
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003, and the cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

2.	Restatements and Reclassifications

Investment in Licenses and Goodwill Restatements

On May 14, 2004, U.S. Cellular restated its 2003 and 2002 financial statements relating to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which was adopted on January 1, 2002. Prior to January 1, 2002, U.S. Cellular allocated the excess of purchase price of wireless properties over tangible assets and liabilities acquired to investment in licenses and goodwill. At that time, the accounting treatment for U.S. Cellular’s investment in wireless licenses and goodwill was the same for book purposes, with both asset classes amortized over an expected life of 40 years. However, no deferred taxes were provided on the amounts allocated to goodwill.

Based upon a subsequent review of goodwill, U.S. Cellular restated the allocation of $138.9 million of purchase price recorded as goodwill to investment in licenses as of January 1, 2002, the date of the adoption of SFAS No. 142. In connection with this restatement, an additional deferred tax liability of $90.7 million was recorded as of January 1, 2002. The additional deferred tax liability recorded in conjunction with this restatement increased the carrying value of U.S. Cellular’s investment in licenses by a corresponding $90.7 million. Following these adjustments, U.S. Cellular reperformed the impairment tests for its investment in licenses as of January 1, 2002, and recorded an impairment loss of $20.9 million before an income tax benefit of $8.2 million. This impairment was recorded as a cumulative effect of an accounting change at January 1, 2002, the date of the adoption of SFAS No. 142.

7
In the first quarter of 2003, U.S. Cellular had recorded a Loss on assets of operations held for sale related to the pending disposition of certain wireless properties. The investment in licenses upon which the impairment was recorded in the first quarter of 2002 included the investment in licenses of those properties. As a result, a portion of the originally recognized Loss on assets of operations held for sale in the first quarter of 2003 was recognized in the first quarter of 2002. Consequently, Loss on assets of operations held for sale in the first quarter of 2003 was reduced by $1.9 million, before an income tax benefit of $0.8 million. In the third quarter of 2003, U.S. Cellular had originally recorded an income tax expense upon the closing of the disposition of such wireless properties. This tax expense was reduced due to the reversal of additional deferred tax liabilities that were recorded with respect to the wireless properties exchanged in conjunction with the restatement from goodwill to investment in licenses. Consequently, income tax expense in the third quarter of 2003 was reduced by $10.7 million.

In addition, as a result of the restatement discussed above, U.S. Cellular also reperformed the annual impairment test for its investment in licenses for 2003, which was originally performed during the second quarter of 2003. This resulted in the recognition of an additional impairment loss of $49.6 million, before an income tax benefit of $19.6 million in the second quarter of 2003.

Retention Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the current period presentation. Prior to the fourth quarter of 2003, U.S. Cellular separately disclosed marketing and selling expenses and general and administrative expenses in its statements of operations. In the fourth quarter of 2003, U.S. Cellular combined the marketing and selling expense and general and administrative expense captions into one caption designated as selling, general and administrative expense. Previously, costs for equipment sold to retain current customers were included in selling, general and administrative expense. Prior to the fourth quarter of 2003, these costs were partially offset by equipment sales revenues received from these customers. In the fourth quarter of 2003, U.S. Cellular changed its policy for classifying retention costs and reclassified the equipment sales revenue and cost of equipment sold related to the retention of current customers out of selling, general and administrative expenses and into equipment sales revenues and cost of equipment sold, respectively, for each period presented. These reclassifications have been reflected in the three and nine months ended September 30, 2003. These reclassifications increased equipment sales revenues for the three and nine months ended September 30, 2003 by $7.6 million and $21.6 million, respectively, and increased cost of equipment sold by $23.5 million and $69.6 million, respectively, from the amounts originally reported. Selling, general and administrative expenses were reduced by $15.9 million and $48.0 million, respectively, from the amounts originally reported in the results for the three and nine months ended September 30, 2003 to reflect the amounts reclassified to equipment sales revenues and cost of equipment sold. These reclassifications did not have any impact on income from operations, net income, earnings per share, financial position or cash flows of U.S. Cellular for the three and nine months ended September 30, 2003.

8
A summary of the changes to the affected captions on the statements of operations for the three and nine months ended September 30, 2003 related to the above reclassifications and restatements is included below:

	Three Months Ended September 30, 2003

(Dollars in thousands, except per share amounts)		Effects of 2003 Changes

Statement of Operations:	As Previously Reported (1)	Investment in Licenses and Goodwill Restatements	Retention Reclass- ifications	As Restated

Operating Revenues (2)
Service	$628,440	$--	$--	$628,440
Equipment sales	28,903	--	7,633	36,536

Total Operating Revenues	657,343	--	7,633	664,976

Operating Expenses
System operations (excluding Depreciation)	153,724	--	--	153,724
Cost of equipment sold (2)	53,383	--	23,543	76,926
Selling, general and administrative (2)	252,483	--	(15,910)	236,573
Depreciation	90,171	--	--	90,171
Amortization and accretion	13,463	--	--	13,463
(Gain) loss on assets of operations held for sale	(1,442)	--	--	(1,442)

Total Operating Expenses	561,782	--	7,633	569,415

Operating Income	95,561	--	--	95,561

Income before income taxes and minority interest	92,266	--	--	92,266

Income tax expense (benefit) (3)	46,760	(10,713)	--	36,047

Minority share of income	(4,605)	--	--	(4,605)

Income before cumulative effect of accounting change	40,901	10,713	--	51,614
Cumulative effect of accounting change	--	--	--	--

Net income	$40,901	$10,713	$--	$51,614

Basic Weighted Average Shares Outstanding (000s)	86,142	--	--	86,142
Basic Earnings per Share:
Income before cumulative effect of accounting change	$0.47	$0.13	$--	$0.60
Cumulative effect of accounting change	--	--	--	--

Net income	$0.47	$0.13	$--	$0.60

Diluted Weighted Average Shares Outstanding (000s)	89,599	--	--	89,599
Diluted Earnings per Share:
Income before cumulative effect of accounting change	$0.47	$0.12	$--	$0.59
Cumulative effect of accounting change	--	--	--	--

Net income	$0.47	$0.12	$--	$0.59

(1)	Amounts as previously reported in amendment No. 2 to the September 30, 2003 Quarterly Report on Form 10-Q filed March 10, 2004.
(2)	Prior to the fourth quarter of 2003, U.S. Cellular included costs for equipment sold to retain current U.S. Cellular customers in selling, general and administrative expense, partially offset by equipment sales revenues received from these customers. In the fourth quarter of 2003, U.S. Cellular changed its policy for classifying retention costs and has reclassified the equipment sales revenues and cost of equipment sold related to the retention of current U.S. Cellular customers out of selling, general and administrative expense into operating revenues and cost of equipment sold, respectively. This change was reflected retrospectively in each of the first three quarters of 2003.
(3)	In the third quarter of 2003, U.S. Cellular had originally recorded an income tax expense upon the closing of the disposition of certain wireless properties. This tax expense was reduced due to the reversal of additional deferred tax liabilities that were recorded with respect to the wireless properties exchanged in conjunction with the restatement from goodwill to investment in licenses. Consequently, income tax expense in 2003 was reduced by $10.7 million.

9

	Nine Months Ended September 30, 2003

(Dollars in thousands, except per share amounts)		Effects of 2003 Changes

Statement of Operations:	As Previously Reported (1)	Investment in Licenses and Goodwill Restatements	Retention Reclass- ifications	As Restated

Operating Revenues (2)
Service	$1,803,150	$--	$--	$1,803,150
Equipment sales	89,917	--	21,620	111,537

Total Operating Revenues	1,893,067	--	21,620	1,914,687

Operating Expenses
System operations (excluding Depreciation)	438,721	--	--	438,721
Cost of equipment sold (2)	175,510	--	69,639	245,149
Selling, general and administrative (2)	793,039	--	(48,019)	745,020
Depreciation	272,534	--	--	272,534
Amortization and accretion	45,371	--	--	45,371
Loss on impairment of intangible assets (3)	--	49,595	--	49,595
(Gain) loss on assets of operations held for sale (3)	25,558	(1,939)	--	23,619

Total Operating Expenses	1,750,733	47,656	21,620	1,820,009

Operating Income	142,334	(47,656)	--	94,678

Income (loss) before income taxes and minority interest	131,285	(47,656)	--	83,629

Income tax expense (benefit) (3)	67,267	(29,542)	--	37,725

Minority share of income	(9,464)	--	--	(9,464)

Income (loss) before cumulative effect of accounting
change	54,554	(18,114)	--	36,440
Cumulative effect of accounting change	(14,346)	--	--	(14,346)

Net income (loss)	$40,208	$(18,114)	$--	$22,094

Basic Weighted Average Shares Outstanding (000s)	86,132	--	--	86,132
Basic Earnings (Loss) per Share:
Income (loss) before cumulative
effect of accounting change	$0.64	$(0.21)	$--	$0.43
Cumulative effect of accounting change	(0.17)	--	--	(0.17)

Net income (loss)	$0.47	$(0.21)	$--	$0.26

Diluted Weighted Average Shares Outstanding (000s)	86,540	--	--	86,540
Diluted Earnings (Loss) per Share:
Income (loss) before cumulative
effect of accounting change	$0.63	$(0.20)	$--	$0.43
Cumulative effect of accounting change	(0.17)	--	--	(0.17)

Net income (loss)	$0.46	$(0.20)	$--	$0.26

(1)	Amounts as previously reported in amendment No. 2 to the September 30, 2003 Quarterly Report on Form 10-Q filed March 10, 2004.
(2)	Prior to the fourth quarter of 2003, U.S. Cellular included costs for equipment sold to retain current U.S. Cellular customers in selling, general and administrative expense, partially offset by equipment sales revenues received from these customers. In the fourth quarter of 2003, U.S. Cellular changed its policy for classifying retention costs and has reclassified the equipment sales revenues and cost of equipment sold related to the retention of current U.S. Cellular customers out of selling, general and administrative expense into operating revenues and cost of equipment sold, respectively. This change was reflected retrospectively in each of the first three quarters of 2003.
(3)	The reductions to the (Gain) loss on assets of operations held for sale and related income tax expense are the result of impairment losses recorded on investments in licenses in 2002. Also, in the third quarter of 2003, U.S. Cellular had originally recorded an income tax expense upon the closing of the disposition of certain wireless properties. This tax expense was reduced due to the reversal of additional deferred tax liabilities that were recorded with respect to the wireless properties exchanged in conjunction with the restatement from goodwill to investment in licenses. Consequently, income tax expense in 2003 was reduced by $10.7 million.

10
3.	Summary of Significant Accounting Policies

Operating Lease Revenue and Expense

During the third quarter of 2004, U.S. Cellular revised its accounting for certain operating leases that contain fixed rental increases to recognize lease revenue and expense on a straight-line basis over the lease term in accordance with SFAS No. 13 “Accounting for Leases,” as amended, and related pronouncements. Pursuant to its revised accounting for such leases, U.S. Cellular recorded out-of-period adjustments to operating revenues and operating expenses during the third quarter of 2004. The adjustments were not considered material to the current year or any prior years’ earnings, earnings trends or financial statement line items. The adjustments were recorded in the current quarter ended September 30, 2004, and no prior periods were adjusted. The impact of the out-of-period adjustments on the affected line items in U.S. Cellular’s consolidated Statements of Operations is as follows:

Increase (Decrease)	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004

(Dollars in thousands, expect per share amounts)

Service revenues – long-distance and other	$980	$821

Total operating revenues	980	821

System operations expenses	2,892	2,334
Selling, general and administrative expenses	1,848	1,606

Total operating expenses	4,740	3,940

Operating income	(3,760)	(3,119)

Net income	$(2,256)	$(1,871)

Basic earnings per share	$(0.03)	$(0.02)
Diluted earnings per share	$(0.03)	$(0.02)

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

Pension Plan

U.S. Cellular participates in a qualified noncontributory defined contribution pension plan sponsored by Telephone and Data Systems, Inc. (“TDS”), U.S. Cellular’s parent organization. The plan provides pension benefits for the employees of U.S. Cellular and its subsidiaries. Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently. Pension costs were $1.5 million and $4.1 million for the three and nine months ended September 30, 2004, respectively, and were $1.7 million and $4.4 million for the three and nine months ended September 30, 2003, respectively.

Stock-Based Compensation

U.S. Cellular accounts for stock options, stock appreciation rights and employee stock purchase plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.”

11
No compensation costs have been recognized for stock options because, under U.S. Cellular’s stock option plans, the option exercise price for each grant is equal to the quoted stock price at the grant date. No compensation costs have been recognized for employee stock purchase plans because the stock purchase price is not less than 85 percent of the fair market value of the stock at the purchase date. Had compensation cost for all plans been determined consistent with SFAS No. 123, U.S. Cellular’s net income and earnings per share would have been reduced to the following pro forma amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003 As Restated	2004	2003 As Restated

	(Dollars in thousands, except per share amounts)
Net Income
As Reported	$21,309	$51,614	$68,525	$22,094
Pro Forma Expense	(3,180)	(2,243)	(8,491)	(5,757)

Pro Forma Net Income	$18,129	$49,371	$60,034	$16,337

Basic Earnings per Share
As Reported	$0.25	$0.60	$0.79	$0.26
Pro Forma Expense Per Share	(0.04)	(0.03)	(0.10)	(0.07)

Pro Forma Basic Earnings Per Share	$0.21	$0.57	$0.69	$0.19

Diluted Earnings per Share
As Reported	$0.25	$0.59	$0.79	$0.26
Pro Forma Expense per Share	(0.04)	(0.03)	(0.10)	(0.07)

Pro Forma Diluted Earnings per Share	$0.21	$0.56	$0.69	$0.19

Recent Accounting Pronouncements

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

4.	Income Taxes

Net income includes Loss on investments, Loss on impairment of intangible assets and (Gain) loss on assets of operations held for sale for the three and nine months ended September 30, 2004 and 2003, which had a significant effect on the effective tax rate in each period. The effective tax rate for the nine month period was 38.1% in 2004 and 45.1% in 2003 including the tax effect of such losses and gains. The effective tax rate is higher in 2003 as a result of the tax benefits of $27.7 million recorded on Loss on investments, Loss on impairment of intangible assets and (Gain) loss on assets of operations held for sale in 2003 being at a lower effective tax rate than the effective tax rate of the tax expense on operations, increasing the overall effective tax rate. U.S. Cellular recorded a tax expense of $3.3 million in the third quarter of 2004 related to the announced sale of certain assets to ALLTEL Communications, Inc. (“ALLTEL”). This transaction is expected to close in the fourth quarter of 2004 and is discussed in Note 21 – Acquisitions, Divestitures and Exchanges.

Excluding the tax effects of losses and gains, the effective tax rate on operations for the nine month period was 33.4% in 2004 and 40.8% in 2003. The 2004 effective income tax rate on operations excluding losses and gains is lower than 2003 due to favorable settlements of several tax issues in 2004. During the third quarter of 2004, the Internal Revenue Service substantially completed its audit of the consolidated federal income tax returns of TDS for the years 1997 through 2001. U.S. Cellular and its subsidiaries are included in the TDS consolidated group. Primarily based on the results of the audit, U.S. Cellular reduced its accrual for audit contingencies by $6.0 million in the quarter.

12
The following table summarizes the effective income tax expense (benefit) rates in each of the periods.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003 As Restated	2004	2003 As Restated

Effective Tax (Benefit) Rate From:
Operations excluding Loss on investments, Loss
on impairment of intangible assets and
(Gain) loss on assets of operations held for sale (1)	24.0%	40.3%	33.4%	40.8%
Loss on investments, Loss on impairment of
intangible assets, and (Gain) loss on
assets of operations held for sale (2)(3)	NM	(35.6)%	NM	(36.1)%
Income before income taxes, minority interest and
cumulative effect of accounting change	33.4%	39.1%	38.1%	45.1%

NM	- Not Meaningful
(1)	The 2004 effective tax rates on operations excluding Loss on investments, Loss on impairment of intangible assets and (Gain) loss on assets of operations held for sale are lower than 2003 due to favorable settlements of federal income tax audits.
(2)	The 2004 effective tax rates on Loss on investments, Loss on impairment of intangible assets and (Gain) loss on assets of operations held for sale are not meaningful primarily because U.S. Cellular recorded a tax expense of $3.3 million in the third quarter of 2004 related to the pending sale of certain assets to ALLTEL. The transaction with ALLTEL is expected to close in the fourth quarter of 2004.
(3)	The 2003 effective tax rates reflect tax benefits of $0.5 million in the third quarter of 2003 and $27.7 million in the nine months ended September 30, 2003 from Loss on investments, Loss on impairment of intangible assets and (Gain) loss on assets of operations held for sale.

5.	Loss on Impairment of Intangible Assets

Loss on impairment of intangible assets totaled $49.6 million in the first nine months of 2003. As discussed previously, U.S. Cellular restated 2003 and 2002 financial statements related to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In connection with this restatement, U.S. Cellular reperformed the annual impairment test for its investment in licenses for 2003, which was originally performed during the second quarter of 2003. This resulted in the recognition of an additional impairment loss of $49.6 million, before an income tax benefit of $19.6 million.

The 2004 annual impairment tests for investments in licenses and goodwill were performed in the second quarter of 2004. Other than a license impairment loss recorded as a Loss on investments related to a non-operating market, no impairment losses resulted from the 2004 annual impairment tests. See Note 7 – Loss on Investments for a discussion of this license impairment loss.

6.	(Gain) Loss on Assets of Operations Held for Sale

U.S. Cellular recorded an estimated Loss on assets of operations held for sale of $22.0 million in the fourth quarter of 2003 related to the sale of its wireless properties in southern Texas to AT&T Wireless Services, Inc. (“AT&T Wireless”). In the nine months ended September 30, 2004, U.S. Cellular reduced the loss by $0.7 million for a total loss of $21.3 million. The loss represents the difference between the carrying value of the markets sold to AT&T Wireless and the cash received in the transaction when it was completed.

U.S. Cellular reported a Loss on assets of operations held for sale of $23.6 million in the nine months ended September 30, 2003, representing the difference between the carrying value of the Georgia and Florida wireless markets transferred to AT&T Wireless and the fair value of the assets received in the exchange transaction. This exchange transaction was completed on August 1, 2003.

See Note 21 – Acquisitions, Divestitures and Exchanges for further information on both transactions with AT&T Wireless.

13
7.	Loss on Investments

U.S. Cellular reported a Loss on investments of $1.8 million in the nine months ended September 30, 2004 to reflect an impairment in the carrying value of a license held in a non-operational market in Florida that remained with U.S. Cellular after the exchange with AT&T Wireless was completed. U.S. Cellular reported a Loss on investments of $3.5 million in the nine months ended September 30, 2003 for an impairment in the carrying value of the same license in a non-operating market in Florida. In September 2004, U.S. Cellular entered into an agreement to sell this market to MetroPCS California/Florida, Inc. (“MetroPCS”). No gain or loss is expected on this sale.

8.	Cumulative Effect of Accounting Change

Effective January 1, 2003, U.S. Cellular adopted SFAS No.143, “Accounting for Asset Retirement Obligations” and recorded the initial liability for legal obligations associated with asset retirements. The cumulative effect of the implementation of this accounting standard on periods prior to 2003 was recorded in the first quarter of 2003, decreasing net income by $14.3 million, net of tax and minority interest, or $(0.17) per basic and diluted share.

9.	Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using net income and weighted average common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities included in diluted earnings per share represent incremental shares issuable upon exercise of outstanding stock options and conversion of debentures.

The amounts used in computing Earnings per Common and Series A Common Shares and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003 As Restated	2004	2003 As Restated

	(Dollars and shares in thousands)
Basic Earnings per Share:
Income Before Cumulative Effect of Accounting Change	$21,309	$51,614	$68,525	$36,440
Cumulative Effect of Accounting Change	--	--	--	(14,346)

Net Income used in Basic Earnings per Share	$21,309	$51,614	$68,525	$22,094

Diluted Earnings per Share:
Income Before Cumulative Effect of Accounting Change	$21,309	$51,614	$68,525	$36,440
Interest Expense Eliminated as a Result of the Pro Forma
Conversion of Convertible Debentures, Net of Tax	--	1,338	--	--
Cumulative Effect of Accounting Change	--	--	--	(14,346)

Net Income used in Diluted Earnings per Share	$21,309	$52,952	$68,525	$22,094

Weighted Average Number of Common Shares used in
Basic Earnings per Share	86,278	86,142	86,211	86,132
Effect of Dilutive Securities:
Stock Options (1)	519	513	503	408
Conversion of Convertible Debentures (2)	--	2,944	--	--

Weighted Average Number of Common Shares used in
Diluted Earnings per Share	86,797	89,599	86,714	86,540

14
	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003 As Restated	2004	2003 As Restated

Basic Earnings per Share:
Income Before Cumulative Effect of Accounting Change	$0.25	$0.60	$0.79	$0.43
Cumulative Effect of Accounting Change	--	--	--	(0.17)

	$0.25	$0.60	$0.79	$0.26

Diluted Earnings per Share:
Income Before Cumulative Effect of Accounting Change	$0.25	$0.59	$0.79	$0.43
Cumulative Effect of Accounting Change	--	--	--	(0.17)

	$0.25	$0.59	$0.79	$0.26

(1)	Stock options convertible into 976,456 and 1,507,401 Common Shares were not included in computing Diluted Earnings per Share in the three and nine months ended September 30, 2004, respectively, because their effects were antidilutive. Stock options convertible into 1,320,637 and 1,405,486 Common Shares were not included in computing Diluted Earnings per Share in the three and nine months ended September 30, 2003, respectively, because their effects were antidilutive.
(2)	Convertible debentures were not included in computing Diluted Earnings per share in the three and nine months ended September 30, 2004 because all outstanding convertible debentures were redeemed on July 26, 2004. Convertible debentures convertible into 2,944,347 Common Shares were not included in computing Diluted Earnings per Share in the nine months ended September 30, 2003 because their effects were antidilutive.

10.	Marketable Equity Securities

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

Information regarding U.S. Cellular’s marketable equity securities is summarized below.

	September 30, 2004	December 31, 2003

	(Dollars in thousands)
Marketable Equity Securities
Vodafone Group Plc
10,245,370 American Depositary Receipts	$247,016	$256,544
Rural Cellular Corporation
370,882 Common Shares	2,555	2,949
Other	--	695

Aggregate fair value	249,571	260,188
Accounting cost, as adjusted	160,161	160,161

Gross unrealized holding gains	89,410	100,027
Deferred income tax (expense)	(35,317)	(39,518)

Net unrealized holding gains	54,093	60,509
Derivative instruments, net of tax	(26,963)	(33,720)

Accumulated other comprehensive income	$27,130	$26,789

15
11.	Goodwill

U.S. Cellular has substantial amounts of goodwill as a result of the acquisition of wireless markets. The changes in goodwill for the nine months ended September 30, 2004 and 2003 were as follows:

	September 30, 2004	September 30, 2003 As Restated

	(Dollars in thousands)
Balance, beginning of period	$430,256	$504,744
Acquisitions	3,649	--
Assets of operations held for sale (1)	(8,257)	--
Divestiture	--	(69,961)
Other adjustments	(305)	(190)

Balance, end of period	$425,343	$434,593

(1)	As a result of the agreement with ALLTEL, as described more fully in Note 22 – Assets and Liabilities of Operations Held for Sale, $8.3 million of Goodwill was reclassified to Assets of operations held for sale as of September 30, 2004.

12.	Unconsolidated Investments

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a minority interest. These investments are accounted for using either the equity or cost method.

Significant investments in U.S. Cellular’s unconsolidated entities include the following:

	September 30, 2004	September 30, 2003

Los Angeles SMSA Limited Partnership	5.5%	5.5%
Raleigh-Durham MSA Limited Partnership (1)	8.0%	8.0%
Midwest Wireless Communications, LLC	15.7%	15.7%
North Carolina RSA 1 Partnership	50.0%	50.0%
Oklahoma City SMSA Limited Partnership	14.6%	14.6%
(1)	As a result of the agreement with ALLTEL, as described more fully in Note 22 – Assets and Liabilities of Operations Held for Sale, U.S. Cellular’s investment in this partnership was reclassified to Assets of operations held for sale as of September 30, 2004.

Based primarily on data furnished to U.S. Cellular by third parties, the following summarizes the combined results of operations of the wireless entities in which U.S. Cellular’s investments are accounted for by the equity method:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(Dollars in thousands)
Results of operations
Revenues	$718,000	$688,000	$2,167,000	$1,843,000
Operating expenses	482,000	515,000	1,512,000	1,376,000

Operating income	236,000	173,000	655,000	467,000
Other income, net	18,000	--	21,000	5,000

Net Income	$254,000	$173,000	$676,000	$472,000

13.	Customer Lists

The customer lists, intangible assets from the acquisition of wireless properties, are being amortized based on average customer retention periods using the declining balance method. The acquisition of certain minority interests in 2004 added $12.9 million to the gross balance at September 30, 2004. Customer list amortization expense was $3.2 million and $9.9 million for the three and nine months ended September 30, 2004, respectively, and was $3.9 and $12.9 million for the three and nine months ended September 30, 2003, respectively. Amortization expense for the remainder of 2004 and for the years 2005-2008 is expected to be $2.5 million, $8.3 million, $5.4 million, $3.6 million and $2.4 million, respectively.

16
14.	Property, Plant and Equipment

In the first quarter of 2004, U.S. Cellular adjusted the useful lives of Time Division Multiple Access (“TDMA”) radio equipment, switch software and antenna equipment. TDMA radio equipment lives were adjusted to be fully depreciated by the end of 2008, which is the latest date the wireless industry will be required by law to support analog service. U.S. Cellular currently uses TDMA radio equipment to support analog service, and expects to have its digital radio network fully migrated to Code Division Multiple Access (“CDMA”) 1XRTT or some future generation of CDMA technology by that time. The useful lives for certain switch software were reduced to one year from three years and antenna equipment lives were reduced from eight years to seven years in order to better align the useful lives with the actual length of time the assets are expected to be in use. These changes increased depreciation by $2.2 million and $12.1 million for the three and nine months ended September 30, 2004, respectively, and are estimated to increase depreciation by $14.9 million for the full year 2004. The changes in useful lives reduced net income by $1.3 million, or $0.02 per share in the three months ended September 30, 2004 and by $7.3 million, or $0.08 per share in the nine months ended September 30, 2004.

In the nine months ended September 30, 2004, certain TDMA digital radio equipment consigned to a third party for sale was written down by $11.3 million in conjunction with the consignment and sale of such equipment, increasing depreciation expense by that amount. This writedown was necessary to reduce the book value of the assets sold or to be sold to the proceeds received or to be received from their disposition.

In preparation for the implementation of a fixed asset management and tracking software system, including a bar code asset identification system, U.S. Cellular is conducting a physical inventory review of its cell site fixed assets. U.S. Cellular expects to complete the review in the fourth quarter of 2004. U.S. Cellular charged $4.0 million to depreciation expense for the estimated write-off in the second quarter of 2004. To the extent the final results differ from the $4.0 million already charged to expense, an adjustment would be required in the fourth quarter of 2004.

15.	Revolving Credit Facilities and Forward Contracts

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At September 30, 2004, this line of credit had $644.8 million available for use, net of borrowings of $55.0 million and outstanding letters of credit of $0.2 million. This credit facility expires in June 2007. Borrowings bear interest at the LIBOR rate plus a margin percentage, based on U.S. Cellular’s credit rating. The margin percentage was 55 basis points as of September 30, 2004 (for a rate of 2.39% based on the one month LIBOR rate at September 30, 2004).

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

17
The table below summarizes the change in asset retirement obligation during the nine months ended September 30, 2004.

(Dollars in thousands)

Beginning Balance – December 31, 2003	$64,501
Additional liabilities accrued	3,089
Accretion expense	3,713
Liabilities of operations held for sale (1)	(430)
Disposition of assets (2)	(1,635)

Ending Balance – September 30, 2004	$69,238

(1)	As a result of the agreements with ALLTEL, as described more fully in Note 22 – Assets and Liabilities of Operations Held for Sale, $430,000 of Asset retirement obligations recorded at U.S. Cellular were reclassified to Liabilities of operations held for sale.
(2)	As a result of the sale of wireless properties to AT&T Wireless in February 2004, Asset retirement obligations associated with these properties are no longer obligations of U.S. Cellular.

17.	Intercompany Note Repayment

In August 2002, U.S. Cellular entered into a loan agreement with TDS (the “Intercompany Note”) under which it borrowed $105 million, which was used for the Chicago market purchase. The loan bore interest at an annual rate of 8.1%, payable quarterly, and was due in August 2008, with prepayments optional. The terms of the loan did not contain covenants that were more restrictive than those included in U.S. Cellular’s senior debt, except that, until December 19, 2003, the loan agreement provided that U.S. Cellular could not incur senior debt in an aggregate principal amount in excess of $325 million unless it obtained the consent of TDS as lender. U.S. Cellular’s Board of Directors, including independent directors, approved the terms of this loan and determined that such terms were fair to U.S. Cellular and all of its shareholders. On February 9, 2004, U.S. Cellular repaid this note in full, including $921,000 of accrued interest.

18.	Long-Term Debt

On May 25, 2004, U.S. Cellular filed with the SEC a shelf registration statement on Form S-3 to register the issuance from time to time of up to $500 million of senior debt securities. This registration statement became effective on June 2, 2004.

As of June 17, 2004, U.S. Cellular issued $330 million in aggregate principal amount of unsecured 7.5% senior notes due June 15, 2034 under this registration statement. Interest on the notes is payable quarterly. U.S. Cellular may redeem the notes, in whole or in part, at any time on and after June 17, 2009, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. The net proceeds from this offering, after deducting underwriting discounts, were approximately $319.6 million.

Also, on June 28, 2004, U.S. Cellular issued $100 million in aggregate principal amount of unsecured 6.7% senior notes due December 15, 2033 priced to yield 7.21% to maturity under this registration statement. The net proceeds from this offering, after deducting underwriting discounts, were approximately $92.9 million. This was a further issuance of U.S. Cellular’s 6.7% notes that were issued on December 8, 2003 in the aggregate principal amount of $444 million.

The total net proceeds from the 7.5% and 6.7% senior note offerings completed in June 2004, after deducting underwriting discounts, were approximately $412.5 million. Of this amount, $163.3 million was used to redeem U.S. Cellular’s Liquid Yield Option Notes, on July 26, 2004, at accreted value. The balance of the net proceeds, together with borrowings under the revolving credit agreement, was used to redeem all $250 million of U.S. Cellular’s 7.25% notes on August 16, 2004. No gain or loss was recognized as a result of such redemptions. However, U.S. Cellular wrote off $3.6 million of deferred debt expenses related to the redemption of long-term debt to Other income (expense), net in the Statement of Operations in the third quarter of 2004.

18
19.	Minority Interest in Subsidiaries

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

On November 7, 2003, the FASB issued FASB Staff Position (“FSP”) No. FAS 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150.” The FSP indefinitely deferred the classification and measurement provisions of SFAS No. 150 related to the mandatorily redeemable minority interests associated with finite-lived subsidiaries, but retained the related disclosure provisions. The settlement value of U.S. Cellular’s mandatorily redeemable minority interests is estimated to be $126.8 million at September 30, 2004. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on September 30, 2004, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FSP No. FAS 150-3; U.S. Cellular has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at September 30, 2004 is $37.9 million, and is included in the Balance Sheet caption Minority interest in subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $88.9 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions. Change in those factors and assumptions could result in a materially larger or smaller settlement amount.

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

20.	Common Share Repurchase Program

U.S. Cellular’s primary repurchase program expired in December 2003. However, U.S. Cellular has an ongoing authorization to repurchase a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans. In the nine months ended September 30, 2004, U.S. Cellular repurchased 5,100 U.S. Cellular Common Shares under this authorization for an aggregate purchase price of $204,000, representing an average per share price of $40.04 including commissions. No U.S. Cellular Common Shares were repurchased in the nine months ended September 30, 2003.

19
21.	Acquisitions, Divestitures and Exchanges

2004 Activity

On September 23, 2004, U.S. Cellular announced that it had entered into a definitive agreement to sell its Daytona Beach, Florida 20 MHz C block personal communications service license to MetroPCS for approximately $8.5 million. The transaction is expected to close in the fourth quarter of 2004. U.S. Cellular does not expect to record a gain or loss as a result of this transaction. The Daytona license has been reclassified to Assets of operations held for sale on the Balance Sheet as of September 30, 2004.

On August 4, 2004, U.S. Cellular announced that it had entered into a definitive agreement with ALLTEL to sell certain wireless properties. U.S. Cellular will sell two consolidated properties and five minority interests to ALLTEL for approximately $80 million in cash, including repayment of debt and working capital that is subject to adjustment at closing. The closing of the transaction is expected to occur in the fourth quarter of 2004.

U.S. Cellular expects to record a pre-tax gain of approximately $35 million related to the ALLTEL transaction at the time of closing, representing the excess of the cash received over the net book value of the assets and liabilities sold, subject to a working capital adjustment. As a result of signing the definitive agreement for this transaction, U.S. Cellular reclassified the assets and liabilities of the properties to be transferred as Assets and Liabilities of operations held for sale on the Balance Sheet as of September 30, 2004. See Note 22 – Assets and Liabilities of Operations Held for Sale.

On February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless for $96.9 million in cash, including a working capital adjustment. The U.S. Cellular markets sold to AT&T Wireless included wireless assets and customers in six cellular markets. An aggregate loss of $21.3 million (including a $22.0 million estimate of the Loss on assets of operations held for sale in the fourth quarter of 2003 and a $0.7 million reduction of the loss in the nine months ended September 30, 2004) was recorded as a Loss on assets of operations held for sale (included in operating expenses), representing the difference between the carrying value of the markets sold to AT&T Wireless and the cash received in the transaction.

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

2003 Activity

On August 1, 2003, U.S. Cellular completed the transfer of wireless assets and customers in ten markets in Florida and Georgia to AT&T Wireless pursuant to an agreement entered into in March 2003. In return, U.S. Cellular received the following: a) rights to acquire controlling interests in 36 personal communication service licenses contiguous to and that overlap existing U.S. Cellular properties in 13 states in the Midwest and the Northeast; b) approximately $34 million in cash; and c) minority interests in six markets in which it previously owned a controlling interest. In accordance with the agreement, U.S. Cellular has deferred the assignment and development of 21 licenses for a period of up to five years from the closing date. U.S. Cellular will take possession of the licenses in staggered closings over that five-year period to comply with service requirements of the Federal Communications Commission (“FCC”). The value of these licenses is recorded as License rights on the Balance Sheet.

The acquisition of the licenses in the exchange was accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular to AT&T Wireless was accounted for as a sale. A $23.6 million Loss on assets of operations held for sale (included in operating expenses) was recorded in the nine months ended September 30, 2003 representing the difference between the carrying value of the markets transferred to AT&T Wireless and the fair value of the consideration received or to be received in the transaction.

20
22.	Assets and Liabilities of Operations Held for Sale

In connection with the definitive agreements with ALLTEL and MetroPCS described in Note 21, the consolidated Balance Sheet and supplemental data of U.S. Cellular as of September 30, 2004 reflect the assets and liabilities to be transferred as assets and liabilities of operations held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of operations of the markets to be transferred are included in results of operations through September 30, 2004 and will continue to be included in results of operations through the closings of the transactions.

Summarized assets and liabilities relating to operations held for sale are as follows:

September 30, 2004

(Dollars in thousands)
Current assets	$3,302
Licenses	8,758
Goodwill	8,257
Property, plant and equipment, net	10,010
Investment in unconsolidated entities	21,344
Other assets	252

Assets of operations held for sale	$51,923

Current liabilities	$1,796
Deferred credits	487

Liabilities of operations held for sale	$2,283

23.	Accumulated Other Comprehensive Income

The cumulative balances of unrealized gains and (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows:

	Nine Months Ended September 30,

	2004	2003

	(Dollars in thousands)
Balance, beginning of period	$26,789	$10,307
Marketable Equity Securities
Add (Deduct):
Unrealized gains (losses) on marketable equity securities	(10,617)	25,216
Income tax (expense) benefit	4,201	(9,960)

Net unrealized gains (losses)	(6,416)	15,256

Deduct (Add):
Recognized (losses) on marketable equity securities	--	(200)
Income tax benefit	--	79

Net recognized (losses) from marketable
equity securities included in net income	--	(121)

	(6,416)	15,377

Derivative Instruments
Unrealized gains (losses) on derivative instruments	11,167	(9,016)
Income tax (expense) benefit	(4,410)	3,474

Net unrealized gains (losses) on derivative instruments	6,757	(5,542)

Net change in unrealized gains included in
comprehensive income	341	9,835

Balance, end of period	$27,130	$20,142

21

	Nine Months Ended September 30,

	2004	2003

	(Dollars in thousands)
Accumulated Unrealized Gains (Losses) on Derivative Instruments
Balance, beginning of period	$(33,720)	$(5,181)
Add (Deduct):
Unrealized gains (losses) on derivative instruments	11,167	(9,016)
Income tax (expense) benefit	(4,410)	3,474

	6,757	(5,542)

Balance, end of period	$(26,963)	$(10,723)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003 As Restated	2004	2003 As Restated

	(Dollars in thousands)
Comprehensive Income
Net Income	$21,309	$51,614	$68,525	$22,094
Net change in unrealized gains on
marketable equity securities and
derivative instruments	4,391	3,596	341	9,835

	$25,700	$55,210	$68,866	$31,929

24.	Commitments and Contingencies

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

22

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
 OF OPERATIONS AND FINANCIAL CONDITION

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

United States Cellular Corporation (“U.S. Cellular” — AMEX symbol: USM) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 82.0%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”).

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

RESTATEMENTS AND RECLASSIFICATIONS

Investment in Licenses and Goodwill Restatements

On May 14, 2004, U.S. Cellular restated its 2003 and 2002 financial statements relating to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which was adopted on January 1, 2002. Prior to January 1, 2002, U.S. Cellular allocated the excess of purchase price of wireless properties over tangible assets and liabilities acquired to investment in licenses and goodwill. At this time, the accounting treatment for U.S. Cellular’s investment in wireless licenses and goodwill was the same for book purposes, with both asset classes amortized over an expected life of 40 years. However, no deferred taxes were provided on the amounts allocated to goodwill.

Based on a subsequent review of goodwill, U.S. Cellular restated the allocation of $138.9 million of purchase price recorded as goodwill to investment in licenses as of January 1, 2002, the date of the adoption of SFAS No. 142. In connection with this restatement, an additional deferred tax liability of $90.7 million was recorded as of January 1, 2002. The additional deferred tax liability recorded in conjunction with this restatement increased the carrying value of the investment in licenses by a corresponding $90.7 million. Following these adjustments, U.S. Cellular reperformed the impairment tests for its investment in licenses as of January 1, 2002, and recorded an impairment loss of $20.9 million before an income tax benefit of $8.2 million. This impairment has been recorded as a cumulative effect of an accounting change at January 1, 2002, the date of the adoption of SFAS No. 142.

In the first quarter of 2003, U.S. Cellular had recorded a Loss on assets of operations held for sale related to the pending disposition of certain wireless properties. The investment in licenses upon which the impairment was recorded in the first quarter of 2002 included the investment in licenses of these properties. As a result, a portion of the originally recognized Loss on assets of operations held for sale in the first quarter of 2003 was recognized in the first quarter of 2002. Consequently, Loss on assets of operations held for sale in the first quarter of 2003 was reduced by $1.9 million, before an income tax benefit of $0.8 million. In the third quarter of 2003, U.S. Cellular had originally recorded an income tax expense upon the closing of the disposition of such wireless properties. This tax expense was reduced due to the reversal of additional deferred tax liabilities that were recorded with respect to the wireless properties exchanged in conjunction with the restatement from goodwill to investment in licenses. Consequently, income tax expense in the third quarter of 2003 was reduced by $10.7 million.

In addition, as a result of the restatement discussed above, U.S. Cellular also reperformed the annual impairment test for its investment in licenses for 2003, which was originally performed during the second quarter of 2003. This resulted in the recognition of an additional impairment loss of $49.6 million, before an income tax benefit of $19.6 million in the second quarter of 2003.

Retention Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the current period presentation. Prior to the fourth quarter of 2003, U.S. Cellular separately disclosed marketing and selling expenses and general and administrative expenses in its Statements of Operations. In the fourth quarter of 2003, U.S. Cellular combined the marketing and selling expense and general and administrative expense captions into one caption designated as selling, general and administrative expense. Previously, costs for equipment sold to retain current customers were included in selling, general and administrative expense. Prior to the fourth quarter of 2003, these costs were partially offset by equipment sales revenues received from these customers. In the fourth quarter of 2003, U.S. Cellular changed its policy for classifying retention costs and reclassified the equipment sales revenue and cost of equipment sold related to the retention of current customers out of selling, general and administrative expenses and into equipment sales revenues and cost of equipment sold, respectively, for each period presented. These reclassifications have been reflected in the three and nine months ended September 30, 2003. These reclassifications increased equipment sales revenues for the three and nine months ended September 30, 2003 by $7.6 million and $21.6 million, respectively, and increased cost of equipment sold by $23.5 million and $69.6 million, respectively, from the amounts originally reported. Selling, general and administrative expenses were reduced by $15.9 million and $48.0 million from the amounts originally reported in the results for the three and nine months ended September 30, 2003 to reflect the amounts reclassified to equipment sales revenues and cost of equipment sold. These reclassifications did not have any impact on income from operations, net income, earnings per share, financial position or cash flows of U.S. Cellular for the three and nine months ended September 30, 2003.

SUMMARY OF HOLDINGS

U.S. Cellular owned, or had the right to acquire pursuant to certain agreements, either majority or minority interests in 159 cellular markets and 70 personal communications service basic trading area markets at September 30, 2004. Of the markets it owned, nine cellular markets and one personal communications service market are expected to be divested pursuant to agreements entered into as of that date. When all pending transactions are completed, U.S. Cellular will own majority or minority interests in 150 cellular markets and 69 personal communications service markets.

A summary of the number of markets U.S. Cellular owns, has rights to acquire or agreed to divest as of September 30, 2004 follows.

Number of Markets

Consolidated markets (1)	178
Consolidated markets to be acquired pursuant to existing agreements (2)	20
Consolidated markets to be divested pursuant to existing agreements (3)	(3)
Minority interests accounted for using equity method	25
Minority interests accounted for using equity method to be divested pursuant to
existing agreements (3)	(6)
Minority interests accounted for using cost method	6
Minority interests accounted for using cost method to be divested pursuant to
existing agreements (3)	(1)

Total owned markets, net of markets agreed to be divested	219

(1)	Represents markets whose operations are included in U.S. Cellular’s consolidated results.
(2)	Represents licenses to be acquired from AT&T Wireless over a five-year period beginning August 1, 2003.
(3)	Of the markets to be divested, nine markets represent licenses to be sold to ALLTEL (as defined below) and one market represents a license to be sold to MetroPCS (as defined below) pursuant to agreements entered into as of September 30, 2004. As of that date, of the nine markets to be sold to ALLTEL, two are included in U.S. Cellular’s consolidated markets, six markets are accounted for using the equity method and one market is accounted for using the cost method. The market to be sold to MetroPCS is included in U.S. Cellular’s consolidated markets as of September 30, 2004.

24

OVERVIEW

The following is a summary of certain selected information from the complete management discussion that follows the overview and does not contain all of the information that may be important. You should carefully read this entire Management’s Discussion and Analysis of Results of Operations and Financial Condition and not rely solely on the overview.

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

U.S. Cellular’s business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular’s operating strategy is to strengthen the geographic areas where it can continue to build long-term operating synergies and to exit those areas where it does not have opportunities to build such synergies. In addition to the recent transactions disclosed in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended, on February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless Services, Inc. (“AT&T Wireless”) for $96.9 million in cash, including a working capital adjustment. On August 4, 2004, TDS and U.S. Cellular announced that they had entered into a definitive agreement with ALLTEL Communications Inc. (“ALLTEL”) to sell certain wireless properties. U.S. Cellular will sell two consolidated properties and five minority interests to ALLTEL for approximately $80 million in cash, including repayment of debt and working capital that is subject to adjustment at closing. The transaction is expected to close in the fourth quarter of 2004. Also, on September 23, 2004, U.S. Cellular announced that it had entered into a definitive agreement to sell its Daytona Beach, Florida 20 MHz C block personal communications service license to MetroPCS California/Florida, Inc. (“MetroPCS”) for approximately $8.5 million. The transaction is expected to close in the fourth quarter of 2004.

U.S. Cellular’s operating income in the nine months ended September 30, 2004 increased $41.5 million, or 44%, to $136.2 million from $94.7 million in 2003. The operating income margins (as a percent of service revenues) were 6.9% in 2004 and 5.3% in 2003. U.S. Cellular’s 2003 operating income and operating income margin were significantly affected by the Loss on assets of operations held for sale and Loss on impairment of intangible assets. Although operating income and margins improved in 2004, U.S. Cellular expects that there will be pressure on operating income and margins in the next few years related to the following factors:

  costs of customer acquisition and retention;
  competition;
  increased customer use of its services;
  launching service in new areas;
  reduced inbound roaming revenues; and
  continued enhancements to its wireless networks.

The effects of these factors are expected to be mitigated to some extent by the following factors:

  reduced outbound roaming costs per minute; and
  expansion of revenues from data-related services and newly launched markets.

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

To support these anticipated expenditures, U.S. Cellular continues to seek to maintain a strong Balance Sheet and its investment grade rating. U.S. Cellular had Cash and cash equivalents totaling $30.7 million and had $644.8 million of availability under its revolving credit facilities as of September 30, 2004. U.S. Cellular is also generating substantial cash flows from operations. Cash flow from operating activities totaled $383.8 million during the first nine months of 2004. In addition, U.S. Cellular has access to public and private capital markets to help meet its long-term financing needs. Management believes that cash on hand, expected future cash flows from operations and existing sources of external financing provide substantial financial flexibility and are sufficient to permit U.S. Cellular to finance its contractual obligations and anticipated capital expenditures.

As of June 17, 2004, U.S. Cellular issued $330 million in aggregate principal amount of unsecured 7.5% senior notes due 2034. The net proceeds from this offering, after deducting underwriting discounts, were approximately $319.6 million.

On June 28, 2004, U.S. Cellular issued $100 million in aggregate principal amount of unsecured 6.7% senior notes due 2033 priced to yield 7.21% to maturity. The net proceeds from this offering, after deducting underwriting discounts, were approximately $92.9 million. This was a further issuance of U.S. Cellular’s 6.7% notes that were issued on December 8, 2003 in the aggregate principal amount of $444 million.

The total net proceeds from the 7.5% and 6.7% senior note offerings completed in June 2004, after deducting underwriting discounts, were approximately $412.5 million. Of this amount, $163.3 million was used to redeem U.S. Cellular’s Liquid Yield Option Notes on July 26, 2004 at accreted value. The balance of the net proceeds, together with borrowings under the revolving credit agreement, was used to redeem all $250 million of U.S. Cellular’s 7.25% senior notes on August 16, 2004. U.S. Cellular also used borrowings under its revolving credit facility to fund the repayment of its $105 million loan from TDS (the “Intercompany Note”) in February 2004. As a result of these transactions, the average maturity date of U.S. Cellular’s long-term debt has been significantly extended into the future.

See “Financial Resources” and “Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	Nine Months Ended or At September 30,

	2004	2003

As of September 30, (1a)
Total market population (2)	45,581,000	45,817,000
Customers (3)	4,828,000	4,268,000
Market penetration (4)	10.59%	9.32%
Total employees	6,475	6,100
Cell sites in service	4,713	4,082
For the Nine Months Ended September 30, (1b)
Average monthly service revenue per customer (5)	$47.49	$47.27
Postpay churn rate per month (6)	1.5%	1.6%
Sales and marketing cost per gross customer addition (7)	$391	$378

(1a)	Amounts in 2003 (i) do not include the 10 markets transferred to AT&T Wireless in August 2003, (ii) include the 15 markets acquired and transferred from AT&T Wireless in August 2003 and (iii) include the six markets sold to AT&T Wireless in February 2004. Amounts in 2004 (i) include the 15 markets acquired and transferred from AT&T Wireless in August 2003, (ii) exclude the 10 markets transferred to AT&T Wireless in August 2003 and (iii) exclude the six markets sold to AT&T Wireless in February 2004. Amounts in both periods include the markets included in Assets and Liabilities of operations held for sale at September 30, 2004.

(1b)	Amounts in 2003 (i) include the results of the 10 markets transferred to AT&T Wireless through July 31, 2003, (ii) include any development and operating activities related to the 15 markets acquired and transferred from AT&T Wireless in August 2003 from the transfer date through September 30, 2003 and (iii) include the results of the six markets sold to AT&T Wireless in February 2004 for the entire period. Amounts in 2004 (i) include any development and operating activities related to the 15 markets acquired and transferred from AT&T Wireless in August 2003 for the entire period, (ii) exclude the results of the 10 markets transferred to AT&T Wireless in August 2003 for the entire period and (iii) include the results of the six markets sold to AT&T Wireless in February 2004 from January 1, 2004 through February 17, 2004. Amounts in both periods include the results of the markets included in Assets and Liabilities of operations held for sale at September 30, 2004.

26
(2)	Represents 100% of the population of the markets in which U.S. Cellular has a controlling financial interest for financial reporting purposes, including one additional market consolidated pursuant to the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46") as of January 1, 2004. The total market population of 1.5 million in the 10 markets that U.S. Cellular transferred to AT&T Wireless in August 2003 is excluded from this amount for 2003, as the customers of these 10 markets are not included in U.S. Cellular's consolidated customer base as of September 30, 2003 or 2004. The total market population of the six markets sold to AT&T Wireless in February 2004 is not included in this amount for 2004, as the customers sold to AT&T Wireless are not included in U.S. Cellular's consolidated customer base as of September 30, 2004.

(3)	U.S. Cellular's customer base consists of the following types of customers:

	September 30,

	2004	2003

Customers on postpay service plans in which the end
user is a customer of U.S. Cellular ("postpay customers")	4,233,000	3,902,000
End user customers acquired through U.S. Cellular's
agreement with a third party ("reseller customers")*	433,000	190,000

Total postpay customer base	4,666,000	4,092,000
Customers on prepaid service plans in which the end
user is a customer of U.S. Cellular ("prepaid customers")	162,000	176,000

Total customers	4,828,000	4,268,000

* Pursuant to its agreement with the third party, U.S. Cellular is compensated by the third party on a postpay basis; as a result, all customers U.S. Cellular has acquired through this agreement are considered to be postpay customers.

(4)	Calculated using 2003 and 2002 Claritas population estimates for 2004 and 2003, respectively. "Total market population" is used only for the purposes of calculating market penetration, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets).

(5)	Average monthly service revenue per customer is calculated as follows:

	Nine Months Ended September 30,

	2004	2003

Service Revenues per Statement of Operations	$1,974,004	$1,803,150
Divided by average customers during period (000s)	4,619	4,238
Divided by nine months in each period	9	9

Average monthly service revenue per unit	$47.49	$47.27

(6)	Postpay churn rate per month represents the percentage of the postpay customer base that disconnects service each month, including both postpay customers and reseller customer numbers. Reseller customers can disconnect service without the associated account number being disconnected from U.S. Cellular's network if the reseller elects to reuse the customer telephone number; as a result, only those reseller customer numbers that are disconnected from U.S. Cellular's network are counted in the number of postpay disconnects. The calculation divides the total number of postpay and reseller customers who disconnect service during the period by the number of months in such period, and then divides that quotient by the average monthly postpay customer base, which includes both postpay and reseller customers, for such period.

(7)	For a discussion of the components of this calculation, see "Operating Expenses - Selling, General and Administrative."

On August 1, 2003, U.S. Cellular completed the transfer of wireless assets and customers in ten 25 megahertz markets in Florida and Georgia to AT&T Wireless pursuant to an agreement entered into in March 2003. In exchange, U.S. Cellular received the following: i) rights to acquire controlling interests in 36 personal communication service licenses; ii) approximately $34.0 million in cash; and iii) minority interests in six markets in which it previously owned a controlling interest. In accordance with the agreement, U.S. Cellular has deferred the assignment and development of 21 licenses for a period of up to five years from the closing date. U.S. Cellular will take possession of the licenses in staggered closings over that five-year period to comply with service requirements of the Federal Communications Commission (“FCC”). The value of these licenses is recorded as License rights on the Balance Sheet.

A $23.6 million Loss on assets of operations held for sale (included in operating expenses) was recorded in the nine months ended September 30, 2003, representing the difference between the carrying value of the markets transferred to AT&T Wireless and the fair value of the consideration received or to be received in the transaction. The Florida and Georgia markets that were transferred to AT&T Wireless are included in consolidated operations through August 1, 2003.

On February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless for $96.9 million in cash, including a working capital adjustment. The U.S. Cellular markets sold to AT&T Wireless included wireless assets and customers in six cellular markets. An aggregate loss of $21.3 million (including a $22.0 million estimate of the Loss on assets of operations held for sale in the fourth quarter of 2003 and a $0.7 million reduction of the loss in the second quarter of 2004) was recorded as a Loss on assets of operations held for sale (included in operating expenses), representing the difference between the carrying value of the markets sold to AT&T Wireless and the cash received in the transaction. The southern Texas markets sold to AT&T Wireless are included in consolidated operations from January 1, 2004 through February 17, 2004.

The results of the markets included in Assets and Liabilities of operations held for sale will be included in consolidated operating results through the respective closing dates of each pending transaction.

During the third quarter of 2004, U.S. Cellular revised its accounting for certain operating leases that contain fixed rental increases to recognize lease revenue and expense on a straight-line basis over the lease term in accordance with SFAS No. 13 “Accounting for Leases,” as amended, and related pronouncements. Pursuant to its revised accounting for such leases, U.S. Cellular recorded out-of-period adjustments to operating revenues and operating expenses during the third quarter of 2004. The adjustments were not considered material to the current year or any prior years’ earnings, earnings trends or financial statement line items. The lease adjustments were recorded in the current quarter ended September 30, 2004, and no prior periods were adjusted. The impact of the out-of-period adjustments on the affected line items in U.S. Cellular’s consolidated Statement of Operations is as follows:

Increase (Decrease)	Nine Months Ended September 30, 2004

(Dollars in thousands, expect per share amounts)

Service revenues – long-distance and other	$821

Total operating revenues	821

System operations expenses	2,334
Selling, general and administrative expenses	1,606

Total operating expenses	3,940

Operating income	(3,119)

Net income	$(1,871)

Basic earnings per share	$(0.02)
Diluted earnings per share	$(0.02)

Operating revenues increased $203.4 million, or 11%, to $2,118.1 million in 2004 from $1,914.7 million in 2003.

	Nine Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands)

Retail service	$1,709,181	$1,504,661
Inbound roaming	135,417	171,084
Long-distance and other service revenues	129,406	127,405

Service Revenues	1,974,004	1,803,150
Equipment sales	144,084	111,537

	$2,118,088	$1,914,687

28

Service revenues increased $170.8 million, or 9%, to $1,974.0 million in 2004 from $1,803.2 million in 2003. Service revenues primarily consist of: (i) charges for access, airtime, roaming and value-added services provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems. The increase was primarily due to the growing number of retail customers. Monthly service revenue per customer averaged $47.49 in the first nine months of 2004, and $47.27 in the first nine months of 2003. See footnote 5 to the table above for the calculation of average monthly service revenue per customer.

Retail service revenues increased $204.5 million, or 14%, to $1,709.2 million in 2004 from $1,504.7 million in 2003. Growth in U.S. Cellular’s customer base and an increase in average monthly retail service revenue per customer were the primary reasons for the increase in retail service revenue. The number of customers increased 13% to 4,828,000 at September 30, 2004, from 4,268,000 at September 30, 2003. Of the 560,000 increase in customers, 618,000 were added through U.S. Cellular’s marketing channels while 58,000 net customers were subtracted as a result of acquisition and divestiture activities, primarily the divestiture to AT&T Wireless in February 2004. Average monthly retail service revenue per customer increased 4% to $41.11 in 2004 from $39.45 in 2003. The increase in average monthly retail service revenue per customer was primarily driven by an increase in minutes of use per customer and by growth in revenue from data products.

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

Monthly local retail minutes of use per customer averaged 529 in 2004 and 412 in 2003. The increase in monthly local retail minutes of use was driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. The impact on retail service revenue of this increase was partially offset by a decrease in average revenue per minute of use in 2004. The decrease in average revenue per minute of use reflects the effects of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans. Management anticipates that U.S. Cellular’s average revenue per minute of use will continue to decline in the future, reflecting increased competition and penetration of the consumer market.

Inbound roaming revenues decreased $35.7 million, or 21%, to $135.4 million in 2004 from $171.1 million in 2003. The decrease in revenue primarily related to the decrease in revenue per roaming minute of use, partially offset by an increase in roaming minutes of use. Also contributing to the decrease in inbound roaming revenue in 2004 was the effect of the transfer and sale of markets to AT&T Wireless; these markets had historically provided substantial amounts of inbound roaming revenue. In 2004, the decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates. The increase in inbound roaming minutes of use was primarily driven by the overall growth in the number of customers throughout the wireless industry and strong customer growth for carriers that use Code Division Multiple Access (“CDMA”) digital radio technology, partially offset by the loss of minutes of use from the Florida and Georgia markets transferred to AT&T Wireless in August 2003 and the sale of the southern Texas markets to AT&T Wireless in February 2004.

Management anticipates that the rate of growth in inbound roaming minutes of use will continue to slow down due to these factors:

  newer customers may roam less than existing customers, reflecting further penetration of the consumer market;
  the divestiture of U.S. Cellular’s markets in Florida and Georgia in August 2003 and in southern Texas in February 2004, which have historically provided substantial inbound roaming minutes of use;
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

Long-distance and other service revenues increased $2.0 million, or 2%, to $129.4 million in 2004 from $127.4 million in 2003. The increase primarily reflected an $8.1 million increase in competitive eligible telecommunications carrier funds received for the states in which U.S. Cellular is eligible to receive such funds; of this increase, an adjustment of $3.5 million related to amounts from prior years’ regulatory filings and the remaining increase was due to the increase in the number of states in which U.S. Cellular has eligibility to receive such funds. Also contributing to the increase in long-distance and other revenues was a $2.4 million increase in tower rental revenue, including a $1.1 million adjustment to record straight-line lease revenue for certain lease arrangements with fixed rental increases (of which $0.8 million was out-of-period revenue). These increases were partially offset by a $6.4 million decrease in long-distance revenue, which primarily reflected price reductions related to long-distance charges on roaming minutes of use as well as U.S. Cellular’s increasing use of pricing plans for its retail customers which include long-distance calling at no additional charge.

Equipment sales revenues increased $32.6 million, or 29%, to $144.1 million in 2004 from $111.5 million in 2003. U.S. Cellular includes in its equipment sales revenues any handsets and related accessories sold to its customers, whether the customers are new to U.S. Cellular or are current customers who are changing handsets. U.S. Cellular also sells handsets to its agents at a price approximately equal to U.S. Cellular’s cost, before applying any rebates. Selling handsets to agents enables U.S. Cellular to provide better control over handset quality, establish roaming preferences and pass along quantity discounts. Management anticipates that it will continue to sell handsets to agents in the future, and that it will continue to provide rebates to agents who provide handsets to new and current customers. Equipment sales revenues have grown less significantly than cost of equipment sold in the nine months ended September 30, 2004 due to the continued substantial discounting of handsets. This trend is occurring throughout the wireless industry.

Equipment sales revenues from handset sales to agents is recognized upon delivery of the related products to the agents, net of anticipated agent rebates. In most cases, the agents receive the rebate from U.S. Cellular at the time these agents provide handsets to sign up new customers or retain current customers.

Customers added to U.S. Cellular’s customer base through its marketing distribution channels (“gross customer activations”), one of the primary drivers of equipment sales revenues, increased 16% in 2004. The number of handsets provided to current customers for retention purposes also increased significantly, further increasing equipment sales revenues. Retention transactions have increased as U.S. Cellular continued to focus on retaining customers by offering existing customers new handsets similar to those offered to new customers as the expiration dates of customers’ service contracts approached.

Operating expenses increased $161.9 million, or 9%, to $1,981.9 million in 2004 from $1,820.0 million in 2003.

	Nine Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands)
System operations (exclusive of
depreciation included below)	$436,536	$438,721
Cost of equipment sold	356,729	245,149
Selling, general and administrative	825,836	745,020
Depreciation	327,131	272,534
Amortization and accretion	36,420	45,371
Loss on impairment of intangible assets	—	49,595
Loss (Gain) on assets of operations held for sale	(725)	23,619

	$1,981,927	$1,820,009

System operations expenses (excluding depreciation) decreased $2.2 million, or 1%, to $436.5 million in 2004 from $438.7 million in 2003. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular's customers' use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular's network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. The decrease in system operations expenses in 2004 was primarily due to the following factors:

  the divestitures of markets to AT&T Wireless in August 2003 and February 2004; and
  an ongoing reduction both in the per-minute cost of usage on U.S. Cellular's systems and in negotiated roaming rates.

The effects of the above factors were partially offset by the following factors:

  a 15% increase in the number of cell sites within U.S. Cellular's systems, to 4,713 in 2004 from 4,082 in 2003, as U.S. Cellular continues to expand and enhance coverage in its service areas through both acquisitions and internal growth; and
  increases in minutes of use on U.S. Cellular's systems and by its customers using other systems when roaming.

System operations expenses were also affected by the following:

  expenses incurred when U.S. Cellular's customers used other systems when roaming decreased $31.0 million;
  the cost of minutes of use on U.S. Cellular's systems increased $16.7 million; and
  maintenance, utility and cell site expenses increased $12.1 million, including an adjustment of $3.2 million to record straight-line lease expense for certain lease arrangements with fixed rental increases (of which $2.3 million was an out-of-period expense).

In 2004, roaming charges paid by U.S. Cellular to third parties when its customers roamed in the Chicago market and other recently launched markets declined compared to 2003. Continued integration of these markets into U.S. Cellular's operations resulted in increased use of U.S. Cellular's system by U.S. Cellular's customers and a corresponding decrease in roaming by its customers on other systems, primarily in the Midwest.

In total, management expects system operations expenses to increase over the next few years, driven by the following factors:

  increases in the number of cell sites within U.S. Cellular's systems as it continues to add capacity and enhance quality in all markets, and continues development activities in new markets; and
  increases in minutes of use, both on U.S. Cellular's systems and by U.S. Cellular's customers on other systems when roaming.

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage both on U.S. Cellular's systems and on other carriers' networks. As the Chicago area and other recently launched markets have historically been among U.S. Cellular's customers' most popular roaming destinations, management anticipates that the continued integration of these markets into its operations will result in a further increase in minutes of use by U.S. Cellular's customers on its systems and a corresponding decrease in minutes of use by its customers on other systems, resulting in a lower overall increase in minutes of use by U.S. Cellular's customers on other systems. Such a shift in minutes of use should reduce U.S. Cellular's per-minute cost of usage in the future, to the extent that its customers use its systems rather than other carriers' networks.

Cost of equipment sold increased $111.6 million, or 46%, to $356.7 million in 2004 from $245.1 million in 2003. The increase was due to the 16% increase in gross customer activations as well as an increase in handsets sold to customers for retention purposes as the number of retention transactions has increased. In addition, the overall cost per handset increased in the first nine months of 2004 as more customers purchased higher priced, data-enabled handsets. These handsets are required for customers to access U.S. Cellular's easyedgeSM suite of services, including camera phone capabilities, which was launched in the second half of 2003.

Selling, general and administrative expenses increased $80.8 million, or 11%, to $825.8 million in 2004 from $745.0 million in 2003. Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular's customer care centers, the costs of serving customers and the majority of U.S. Cellular's corporate expenses.

The increase in selling, general and administrative expenses in the first nine months of 2004 is primarily due to the following factors:

  a $24.2 million increase in employee and agent commissions and other payments made to agents for the activation and retention of customers, primarily driven by the 16% increase in gross customer activations and the increase in customer retention transactions;
  a $21.1 million increase in advertising costs, primarily related to the marketing of the U.S. Cellular brand in the Chicago market and in the markets which were launched in the first nine months of 2004, and the marketing of U.S. Cellular's data-related wireless services, which were launched in the second half of 2003;
  an $18.8 million increase in expenses related to payments into the federal universal service fund, primarily driven by an increase in rates due to changes in the FCC regulations as of April 2003 and the increase in retail service revenues, upon which payments into the fund are based; most of these payments are offset by increases in retail service revenues for amounts passed through to customers;
  a $9.4 million increase in bad debt expense, primarily attributable to the increase in operating revenues and the increase in writeoffs of accounts receivable considered uncollectible in 2004; and
  an adjustment of $2.0 million to record straight-line lease expense in the third quarter of 2004 for certain lease arrangements with fixed rental increases (of which $1.6 million was an out-of-period expense).

The increase was also attributable to the increase in employee-related expenses associated with acquiring, serving and retaining customers, primarily as a result of the increase in U.S. Cellular's customer base.

These increases were partially offset by a $23.3 million decrease in billing-related expenses, primarily due to the expenses incurred in 2003 related to the maintenance of the Chicago market's billing system and the transition to the system used in U.S. Cellular's other operations in July 2003.

Sales and marketing cost per gross customer activation increased 3% to $391 in 2004 from $378 in 2003, primarily due to increased handset subsidies. Management uses this measurement to assess the cost of acquiring customers on a per gross customer activation basis. Sales and marketing cost per gross customer activation is not calculable using financial information derived directly from the Statement of Operations. The definition of sales and marketing cost per gross customer activation that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similarly titled measures that are reported by other companies. Below is a summary of sales and marketing cost per gross customer activation for each period:

	Nine Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the
acquisition of new customers (1)	$357,871	$309,058
Cost of equipment sold to new customers (2)	248,735	175,510
Less equipment sales revenue from new customers (3)	(157,670)	(110,658)

Total costs	$448,936	$373,910
Gross customer activations (000s) (4)	1,149	989

Sales and marketing cost per gross customer activation	$391	$378

32
(1)	Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:

	Nine Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands)
Selling, general and administrative expenses, as reported	$825,836	$745,020
Less expenses related to serving and retaining customers	(467,965)	(435,962)

Selling, general and administrative expenses related to
the acquisition of new customers	$357,871	$309,058

(2)	Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:
	Nine Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands)
Cost of equipment sold as reported	$356,729	$245,149
Less cost of equipment sold related to the retention of
existing customers	(107,994)	(69,639)

Cost of equipment sold to new customers	$248,735	$175,510

(3)	Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Nine Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands)
Equipment sales revenue as reported	$144,084	$111,537
Less equipment sales revenues related to the retention of
existing customers, excluding agent rebates *	(22,020)	(21,620)
Add agent rebate reductions of equipment sales revenues
related to the retention of existing customers	35,606	20,741

Equipment sales revenues from new customers	$157,670	$110,658

*	In 2003, equipment sales revenues related to retaining current customers were recorded in selling, general and administrative expenses as a reduction of the cost of equipment sold to retain current customers. In order to conform the operating results for 2003 for which these revenues were recorded in selling, general and administrative expenses to the current period presentation, U.S. Cellular reclassified revenues related to the sales of equipment to existing customers as equipment sales revenues.

(4)	Gross customer activations represent customers added to U.S. Cellular's customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), increased 7% to $14.18 in 2004 from $13.23 in 2003. Management uses this measurement to assess the cost of serving and retaining its customers on a per unit basis.

This measurement is reconciled to total selling, general and administrative expenses as follows:

	Nine Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands except per customer amounts)
Components of cost (1) Selling, general and administrative
expenses as reported	$825,836	$745,020
Less selling, general and administrative expenses
related to the acquisition of new customers	(357,871)	(309,058)
Add cost of equipment sold related to the
retention of existing customers	107,994	69,639
Less equipment sales revenues related to the
retention of existing customers, excluding agent rebates	(22,020)	(21,620)
Add agent rebate reductions of equipment sales
revenues related to the retention of existing customers	35,606	20,741

Net cost of serving and retaining customers	$589,545	$504,722
Divided by average customers during period (000s) (2)	4,619	4,238
Divided by nine months in each period	9	9

Average monthly general and administrative expenses
per customer	$14.18	$13.23

(1)	These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.
(2)	Average customers for the nine month periods were previously defined in footnote 4 to the table of summarized operating data.

Depreciation expense increased $54.6 million, or 20%, to $327.1 million in 2004 from $272.5 million in 2003. The majority of the increase reflects rising average fixed asset balances, which increased 11% in 2004. Increased fixed asset balances in 2004 resulted from the following factors:

  the addition of 785 new cell sites since September 30, 2003 (excluding the net divestiture of 154 sites, primarily as a result of the sale of properties to AT&T Wireless), which were built to improve coverage and capacity in U.S. Cellular’s markets, both in currently served areas as well as in areas where U.S. Cellular has launched or is preparing to launch commercial service; and
  the addition of digital radio channels to U.S. Cellular’s network to accommodate increased usage.

In addition, the following factors also contributed to the increase:

  a change in the useful lives of certain asset categories, which increased depreciation expense $12.1 million in 2004;
  certain Time Division Multiple Access (“TDMA”) digital radio equipment consigned to a third party for future sale was written down by $11.3 million prior to its consignment, increasing depreciation expense by that amount. This writedown was necessary to reduce the book value of the assets to be sold to their estimated proceeds from disposition;
  a $5.2 million addition to depreciation expense related to the writedown of certain assets prior to their disposition; and
  in preparation for the implementation of a fixed asset management and tracking software system, including a bar code asset identification system, U.S. Cellular is conducting a physical inventory review of its cell site fixed assets. U.S. Cellular expects to complete the review in the fourth quarter of 2004. U.S. Cellular charged $4.0 million to depreciation expense for the estimated write-off in the second quarter of 2004. To the extent the final results differ from the $4.0 million already charged to expense, an adjustment would be required in the fourth quarter of 2004.

In 2003, $5.0 million of depreciation expense was recorded related to the writeoff of certain assets.

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

Amortization and accretion expense decreased $9.0 million, or 20%, to $36.4 million in 2004 from $45.4 million in 2003, primarily representing a $7.5 million decrease in amortization related to the customer list intangible assets and other amortizable assets acquired in the Chicago market transaction during 2002. The customer list assets are amortized using the declining balance method, based on average customer retention periods of each customer list. Therefore, decreasing amounts of amortization expense will be recorded in each 12-month period following the establishment of each customer list asset. Amortization and accretion expense includes $3.7 million of accretion related to the asset retirement obligation in 2004 and $3.2 million in 2003.

Loss on impairment of intangible assets totaled $49.6 million in 2003. As discussed previously, U.S. Cellular restated its 2003 and 2002 financial statements related to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” In connection with this restatement, U.S. Cellular reperformed the annual impairment test for its investment in licenses for 2003, which was originally performed during the second quarter of 2003. This resulted in the recognition of an additional impairment loss of $49.6 million, before an income tax benefit of $19.6 million.

The 2004 annual impairment tests for investments in licenses and goodwill were performed in the second quarter of 2004. Other than a license impairment loss of $1.8 million recorded on the Daytona market that is currently subject to a definitive agreement for sale to MetroPCS, no impairment losses resulted from the 2004 annual impairment tests. See “Investment and Other Income (Expense)” for a discussion of this license impairment loss.

Loss (gain) on assets of operations held for sale totaled a gain of $0.7 million in 2004 and a loss of $23.6 million in 2003.

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

The $23.6 million loss in 2003 represented the difference between the fair value of the assets U.S. Cellular received and expects to receive in the AT&T Wireless exchange transaction which was completed in August 2003, and the recorded value of the assets it transferred to AT&T Wireless.

Operating Income

Operating income increased $41.5 million, or 44%, to $136.2 million in 2004 from $94.7 million in 2003. The operating income margins (as a percent of service revenues) were 6.9% in 2004 and 5.3% in 2003. The increase in operating income and operating income margin in 2004 reflects the following:

  the Loss on impairment of intangible assets recorded in 2003;
  the Loss on assets of operations held for sale recorded in 2003 related to the asset exchange transaction with AT&T Wireless;
  increased service revenues, driven by growth in the number of customers served by U.S. Cellular's systems and an increase in average monthly revenue per customer;
  a decline in amortization and accretion expense, primarily due to the reduction in the amortization of the customer list asset related to the Chicago market;
  a slight decline in system operations expense, primarily driven by the effects of the divestitures of markets to AT&T Wireless in 2003 and 2004 and an ongoing reduction both in the per-minute cost of usage on U.S. Cellular’s systems and in negotiated roaming rates; and
  reductions in billing expense.

These factors were partially offset by the following:

  increased minutes of use and cell sites in service;
  increased selling, general and administrative expense, primarily due to the increases in commissions and agent payments, advertising expenses and expenses related to acquiring, serving and retaining additional customers;

  increased equipment subsidies, primarily due to the increase in the number of handsets sold to new customers and related to the renewal or upgrade of service contracts of existing U.S. Cellular customers as well as the increased subsidy per handset; and
  increased depreciation expense, primarily driven by an increase in average fixed assets related to ongoing improvements to U.S. Cellular’s wireless network and a change in the useful lives of certain fixed assets.

U.S. Cellular expects most of the above factors to continue to have an effect on operating income and operating margins for the next several quarters provided that, except to the extent disclosed in this Form 10-Q, U.S. Cellular cannot anticipate the extent to which the factors related to Loss on impairment of intangible assets and (Gain) loss on assets of operations held for sale may have an effect, if any, since these will depend on the outcome of future events. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause operating income and operating margins to fluctuate over the next several quarters.

U.S. Cellular plans to incur additional expenses during the remainder of 2004 as it competes in its established markets and in recently launched markets. Additionally, U.S. Cellular plans to build out its network into other as yet unserved portions of its licensed areas, and expects to begin sales and marketing operations in those areas in 2005 and subsequent years. U.S. Cellular launched its brand of data-related wireless services in many of its markets in the second half of 2003, and expects to incur expenses related to its continued marketing of data-related wireless services in the next few years.

As a result, depending on the timing and effectiveness of these initiatives, U.S. Cellular anticipates that operating income will range from $150 million to $175 million for the full year of 2004, including $500 million of anticipated depreciation, amortization and accretion expenses, compared to $119 million of operating income in 2003.

U.S. Cellular anticipates that service revenues will total approximately $2.65 billion for the full year of 2004, compared to service revenues of $2.4 billion in 2003. The anticipated service revenue growth in 2004 reflects the continued growth in U.S. Cellular’s customer base and the continued marketing of data-related wireless services in its markets, partially offset by the effects of the sale of properties to AT&T Wireless in February 2004 and the markets transferred to AT&T Wireless in the exchange transaction completed in August 2003.

Depending on the timing and effectiveness of its marketing efforts, U.S. Cellular anticipates that net customer activations from its marketing channels will total 615,000 to 645,000 for the full year of 2004. However, management anticipates that average monthly service revenue per customer will decrease slightly, as retail service revenue per minute of use and inbound roaming revenue per minute of use decline.

U.S. Cellular anticipates that its net costs associated with customer growth, service and retention, initiation of new services, launches in new markets and fixed asset additions will continue to grow. U.S. Cellular anticipates that its net customer retention costs will increase in the future as competitive pressures continue and as per unit handset costs increase without compensating increases in the per unit sales price of handsets to customers and agents.

Management believes there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter than in the other quarters due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Management anticipates that the impact of such seasonality will decrease in the future, particularly as it relates to operating expenses, as the proportion of full year customer activations derived from fourth quarter holiday sales is expected to decline to reflect ongoing, rather than seasonal, promotions of U.S. Cellular’s products.

Effects of Competition on Operating Income

U.S. Cellular competes directly with several wireless communications services providers, including enhanced specialized mobile radio service providers, in each of its markets. In general, there are between five and seven competitors in each wireless market in which U.S. Cellular provides service. U.S. Cellular generally competes against each of the six near-nationwide wireless companies: Verizon Wireless, Sprint PCS Group (and affiliates), Cingular Wireless LLC, AT&T Wireless, T-Mobile USA Inc. and Nextel Communications. However, not all six competitors operate in all markets where U.S. Cellular does business. U.S. Cellular believes that these competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than it does. In addition, Cingular Wireless LLC has recently acquired AT&T Wireless, which increased this competitor’s financial, technical, marketing, sales, purchasing and distribution resources.

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

In addition, U.S. Cellular competes against both larger and smaller regional wireless companies in certain areas, including ALLTEL, Western Wireless Corporation and Rural Cellular Corporation, and against resellers of wireless services. Since each of these competitors operates on systems using spectrum licensed by the FCC and has comparable technology and facilities, competition for customers among these systems in each market is principally on the basis of quality of service, price, size of area covered, services offered and responsiveness of customer service.

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

Investment and Other Income (Expense) totaled $(14.4) million in 2004 and $(11.0) million in 2003.

Investment income increased $14.7 million, or 40%, to $51.9 million in 2004 from $37.2 million in 2003. Investment income primarily represents U.S. Cellular’s share of net income from the markets managed by others that are accounted for by the equity method. The aggregate net income of these investment markets increased significantly in 2004, resulting in a corresponding increase in investment income.

Interest and dividend income increased $0.3 million, or 10%, to $3.2 million in 2004 from $2.9 million in 2003. Interest income primarily includes interest earned on U.S. Cellular cash balances. Dividend income is earned on the investment in Vodafone stock. Vodafone’s semiannual dividend increased 21% in 2004 compared to 2003.

Interest (expense) increased $17.4 million, or 37%, to $64.9 million in 2004 from $47.5 million in 2003. Interest expense in 2004 is primarily related to U.S. Cellular’s 6.7% notes ($24.4 million); its 7.25% notes ($11.6 million); its 8.75% notes ($8.6 million); its 7.5% notes ($7.3 million); its Liquid Yield Option Notes ($5.9 million); its revolving credit facilities with a series of banks ($2.5 million); its Vodafone forward contracts ($2.2 million); and its Intercompany Note with TDS (the “Intercompany Note”) ($0.9 million). See below for a discussion of the repayments of the Intercompany Note, the Liquid Yield Option Notes and the 7.25% notes during 2004.

Interest expense in 2003 primarily related to U.S. Cellular’s 7.25% notes ($13.9 million); its 8.75% notes ($8.5 million); its revolving credit facilities with a series of banks ($7.9 million); its Liquid Yield Option Notes ($7.0 million); its Intercompany Note with TDS ($6.5 million); and its Vodafone forward contracts ($2.2 million).

The overall increase in interest expense in the first nine months of 2004 is primarily due to the effect of the issuance of the 6.7% notes in December 2003 and June 2004, the issuance of the 7.5% notes in June 2004 and subsequent repayment of lower variable interest rate revolving credit facility borrowings in December 2003.

The Liquid Yield Option Notes accreted interest at 6% annually, but did not require current cash payments of interest. All accreted interest was added to the outstanding principal balance on June 15 and December 15 of each year for purposes of calculating interest expense. U.S. Cellular redeemed all of such notes for cash as of July 26, 2004.

U.S. Cellular’s $250 million principal amount of 7.25% senior notes were unsecured and were due in August 2007. Interest on such notes was payable semi-annually on February 15 and August 15 of each year. U.S. Cellular redeemed such notes on August 16, 2004.

U.S. Cellular’s $130 million principal amount of 8.75% senior notes are unsecured and become due in November 2032. Interest on such notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year.

U.S. Cellular’s $544 million principal amount of 6.7% senior notes are unsecured and become due in December 2033. Interest on such notes is payable semi-annually on June 15 and December 15 of each year. U.S. Cellular originally issued $444 million of the 6.7% notes in December 2003 in order to reduce the use of its revolving credit facility and the related interest rate risk. An additional $100 million of such notes was issued in June 2004. The proceeds of such additional issuance, together with the proceeds of the 7.5% notes discussed below, were used to redeem the Liquid Yield Option Notes on July 26, 2004. The balance of the net proceeds, together with borrowings under the revolving credit agreement, was used to redeem all of U.S. Cellular’s 7.25% senior notes on August 16, 2004.

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

Loss on investments totaled $1.8 million in 2004 and $3.5 million in 2003. A $3.5 million license impairment loss was recorded in 2003 related to U.S. Cellular’s investment in a non-operational market in Florida that remained with U.S. Cellular after the exchange with AT&T Wireless was completed in August 2003. An additional impairment loss of $1.8 million was recorded in the second quarter of 2004 to reflect a further impairment in the carrying value of the same investment. In September 2004, U.S. Cellular entered into an agreement to sell this market to MetroPCS. No gain or loss is expected on the sale.

Income Taxes

Income tax expense increased $8.7 million, or 23% to $46.4 million in 2004 from $37.7 million in 2003 primarily due to higher pretax income. In addition, in 2004, U.S. Cellular recorded income tax expense of $3.3 million on the pending sale of certain assets to ALLTEL, and recorded tax benefits of $6.0 million primarily resulting from the substantial completion of the audit of TDS’s consolidated federal income tax returns for 1997 through 2001. U.S. Cellular and its subsidiaries are included in the TDS consolidated group. In 2003, U.S. Cellular recorded tax benefits of $27.7 million on Loss on investments, Loss on impairment of intangible assets and (Gain) loss on assets of operations held for sale. The effective tax rate was 38.1% in 2004 and was 45.1% in 2003 including the effect of the losses and gains. Excluding the tax effects of losses and gains, the effective tax rate on operations was 33.4% in 2004 and 40.8% in 2003. For further analysis and discussion of U.S. Cellular’s effective tax rates in 2004 and 2003, see Note 4 – Income Taxes.

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

Net Income

Net income increased $46.4 million, to $68.5 million in 2004 from $22.1 million in 2003. Diluted earnings per share was $0.79 in 2004 and $0.26 in 2003.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

As discussed previously, pursuant to its revised accounting for leases, U.S. Cellular recorded out-of-period adjustments to operating revenues and operating expenses during the third quarter of 2004. The adjustments were not considered material to the current year or any prior years’earnings, earnings trends or individual financial statement line items. The adjustments were recorded in the current quarter ended September 30, 2004, and no prior periods were adjusted. The impact of the out-of-period adjustments on the affected line items in U.S. Cellular’s consolidated Statement of Operations is as follows:

Increase (Decrease)	Three Months Ended September 30, 2004

(Dollars in thousands, expect per share amounts)

Service revenues - long-distance and other	$980

Total operating revenues	980

System operations expenses	2,892
Selling, general and administrative expenses	1,848

Total operating expenses	4,740

Operating income	(3,760)

Net income	$(2,256)

Basic earnings per share	$(0.03)
Diluted earnings per share	$(0.03)

Operating revenues increased $83.2 million, or 13%, to $748.2 million in the three months ended September 30, 2004 from $665.0 million in 2003.

	Three Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands)

Retail service	$592,411	$521,247
Inbound roaming	48,402	59,638
Long-distance and other service revenues	51,151	47,555

Service Revenues	691,964	628,440
Equipment sales	56,249	36,536

	$748,213	$664,976

Retail service revenues increased $71.2 million, or 14%, to $592.4 million in 2004 from $521.2 million in 2003, primarily due to a 13% increase in U.S. Cellular’s customer base and a 2% increase in average monthly retail service revenue per customer.

Inbound roaming revenue decreased $11.2 million, or 19%, to $48.4 million in 2004 from $59.6 million in 2003, for reasons generally the same as for the first nine months of 2004.

Long-distance and other service revenues increased $3.6 million, or 8%, to $51.2 million in 2004 from $47.6 million in 2003, for reasons generally the same as for the first nine months of 2004, including a $1.1 million adjustment to record straight-line lease revenue for certain lease arrangements with fixed rental increases (of which $1.0 million was out-of-period revenue).

Equipment sales revenue increased $19.7 million, or 54%, to $56.2 million in 2004 from $36.5 million in 2003. The increase was primarily due to the 32% increase in gross customer activations as well as an increase in handsets sold to customers for retention purposes.

Operating expenses increased $136.8 million, or 24%, to $706.2 million in 2004 from $569.4 million in 2003.

	Three Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands)
System operations (exclusive of
depreciation included below)	$154,126	$153,724
Cost of equipment sold	126,659	76,926
Selling, general and administrative	298,011	236,573
Depreciation	115,377	90,171
Amortization and accretion	12,031	13,463
(Gain) loss on assets of operations held for sale	—	(1,442)

	$706,204	$569,415

System operations expenses (excluding depreciation) increased $0.4 million, or less than 1%, to $154.1 million in 2004 from $153.7 million in 2003. The effects of several offsetting factors, which were generally the same factors that affected system operations expense in the first nine months of 2004, resulted in a slight net increase in expense during the third quarter of 2004. The effects of those same offsetting factors, including a $3.2 million adjustment to record straight-line lease expense for certain lease arrangements with fixed rental increases (of which $2.9 million was an out-of-period expense), resulted in a slight decrease in expense during the third quarter of 2004.

Cost of equipment sold increased $49.8 million, or 65%, to $126.7 million in 2004 from $76.9 million in 2003. The increase was due to the 32% increase in gross customer activations in 2004 as well as an increase in handsets sold to customers for retention purposes. In addition, the overall cost per handset increased in the third quarter of 2004 as more customers purchased higher priced, data-enabled handsets.

Selling, general and administrative expenses increased $61.4 million, or 26%, to $298.0 million in 2004 from $236.6 million in 2003. Gross customer activations increased 32% in the third quarter of 2004 compared to the same period in 2003 and the number of customers increased 13% at September 30, 2004 compared to September 30, 2003.

The increase in selling, general and administrative expenses is comprised of the following components:

  an $11.9 million increase in advertising costs, primarily related to the marketing of the U.S. Cellular brand in the Chicago market and in the markets which were launched in the third quarter of 2004, and the marketing of U.S. Cellular’s data-related wireless services, which were launched late in the third quarter of 2003;
  a $16.2 million increase in employee and agent commissions and other payments made to agents for the activation and retention of customers, primarily driven by the increases in gross customer activations and customer retention transactions;
  a $7.9 million increase in bad debt expense, primarily attributable to the increase in operating revenues and the increase in writeoffs of accounts receivable considered uncollectible in 2004;
  a $7.1 million increase in expenses related to payments into the federal universal service fund, primarily driven by the increase in retail service revenues, upon which payments into the fund are based; most of these expenses are offset by increases in retail service revenues for amounts passed through to customers; and
  an adjustment of $2.0 million to record straight-line lease expense in the third quarter of 2004 for certain lease arrangements with fixed rental increases (of which $1.8 million was an out-of-period expense).

The increase was also attributable to the increase in employee-related expenses associated with acquiring, serving and retaining customers, primarily as a result of the increase in U.S. Cellular’s customer base.

Sales and marketing cost per gross customer activation increased 1% to $410 in 2004 from $405 in 2003, primarily due to increased handset subsidies. Below is a summary of sales and marketing cost per gross customer activation for each period.

	Three Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands, except per customer amounts)

Components of cost:
Selling, general and administrative expenses related to the
acquisition of new customers (1)	$132,229	$101,589
Cost of equipment sold to new customers (2)	86,762	53,383
Less equipment sales revenue from new customers (3)	(60,484)	(36,006)

Total costs	$158,507	$118,966
Gross customer activations (000s) (4)	387	294

Sales and marketing cost per gross customer activation	$410	$405

(1)	Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:
	Three Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$298,011	$236,573
Less expenses related to serving and retaining customers	(165,782)	(134,984)

Selling, general and administrative expenses related to
the acquisition of new customers	$132,229	$101,589

(2)	Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:
	Three Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands)

Cost of equipment sold as reported	$126,659	$76,926
Less cost of equipment sold related to the retention of
existing customers	(39,897)	(23,543)

Cost of equipment sold to new customers	$86,762	$53,383

(3)	Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:
	Three Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands)

Equipment sales revenue as reported	$56,249	$36,536
Less equipment sales revenues related to the retention of
existing customers, excluding agent rebates *	(9,093)	(7,633)
Add agent rebate reductions of equipment sales revenues
related to the retention of existing customers	13,328	7,103

Equipment sales revenues from new customers	$60,484	$36,006

* In 2003, equipment sales revenues related to retaining current customers were recorded in selling, general and administrative expenses as a reduction of the cost of equipment sold to retain current customers. In order to conform the operating results for 2003 for which these revenues were recorded in selling, general and administrative expenses to the current period presentation, U.S. Cellular reclassified revenues related to the sales of equipment to existing customers as equipment sales revenues.

(4)	Gross customer activations represent customers added to U.S. Cellular's customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers ("net customer retention costs"), increased 19% to $14.71 in 2004 from $12.33 in 2003. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$298,011	$236,573
Less selling, general and administrative expenses
related to the acquisition of new customers	(132,229)	(101,589)
Add cost of equipment sold related to the
retention of existing customers	39,897	23,543
Less equipment sales revenues related to the
retention of existing customers, excluding agent rebates	(9,093)	(7,633)
Add agent rebate reductions of equipment sales
revenues related to the retention of existing customers	13,328	7,103

Net cost of serving and retaining customers	$209,914	$157,997
Divided by average customers during period (000s) (2)	4,757	4,271
Divided by three months in each period	3	3

Average monthly general and administrative expenses
per customer	$14.71	$12.33

(1)	These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.
(2)	Average customers for the three month periods were derived in a manner similar to the average customers definition used in footnote 4 to the table of summarized operating data.

Depreciation expense increased $25.2 million, or 28%, to $115.4 million in 2004 from $90.2 million in 2003, for reasons generally the same as for the first nine months of 2004. Average fixed asset balances increased 12% in 2004.

Amortization and accretion expense decreased $1.5 million, or 11%, to $12.0 million in 2004 from $13.5 million in 2003, for reasons generally the same as for the first nine months of 2004.

(Gain) loss on assets of operations held for sale totaled a gain of $(1.4) million in 2003. This amount was a reduction of the Loss on assets of operations held for sale on the exchange of wireless properties in Georgia and Florida with AT&T Wireless in August 2003.

Operating income decreased $53.6 million, or 56%, to $42.0 million in 2004 from $95.6 million in 2003; operating income margins (as a percent of service revenues) totaled 6.1% in 2004 and 15.2% in 2003.

Investment and other (expense) totaled expense of $(7.1) million in 2004 and $(3.3) million in 2003. Investment income increased $8.0 million, or 70%, to $19.3 million in 2004 from $11.3 million in 2003 as U.S. Cellular’s share of net income from markets managed by others that are accounted for by the equity method increased. Interest expense increased $8.1 million, or 52%, to $23.7 million in 2004 from $15.6 million in 2003, as U.S. Cellular replaced its short-term, lower interest rate borrowings under the revolving credit facility with long-term, higher interest rate debt in December 2003 and June 2004.

Income tax expense decreased $24.4 million to $11.6 million in 2004 from $36.0 million in 2003 primarily due to lower pretax income. In addition, in 2004, U.S. Cellular recorded income tax benefits of $6.0 million primarily resulting from the substantial completion of the audit of TDS’s consolidated federal income tax returns for 1997 through 2001. U.S. Cellular and its subsidiaries are included in the TDS consolidated group. Further, U.S. Cellular recorded income tax expense of $3.3 million related to the pending sale of certain assets to ALLTEL. The effective tax rate was 33.4% in 2004 and was 39.1% in 2003 including the effect of tax expense on the pending sale of assets. Excluding the tax expense of the pending sale, the effective tax rate on operations was 24.0% in 2004 and 40.3% in 2003, reflecting the tax benefits from the federal income tax audit in 2004. For further analysis and discussion of U.S. Cellular’s effective tax rates in 2004 and 2003, see Note 4 – Income Taxes.

Net income decreased $30.3 million, or 59%, to $21.3 million in 2004 from $51.6 million in 2003. Diluted earnings per share totaled $0.25 in 2004 and $0.59 in 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

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

FINANCIAL RESOURCES

U.S. Cellular operates a capital- and marketing-intensive business. In recent years, U.S. Cellular has generated cash from its operations, received cash proceeds from divestitures, used its short-term credit facilities and used long-term debt financing to fund its network construction costs and operating expenses. U.S. Cellular anticipates further increases in wireless customers, revenues, operating expenses, cash flows from operating activities and fixed asset additions in the future. Cash flows may fluctuate from quarter to quarter depending on the seasonality of each of these growth factors. Following is a summary of cash flow activities:

	Nine Months Ended September 30,

	2004	2003

	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$383,814	$422,052
Investing activities	(315,528)	(386,269)
Financing activities	(47,417)	(28,702)

Net increase in cash and cash equivalents	$20,869	$7,081

Cash Flows from Operating Activities
U.S. Cellular generates substantial internal funds from operations. Cash flows from operating activities provided $383.8 million in the first nine months of 2004 compared to $422.1 million in the same period of 2003. Income including adjustments to reconcile net income to net cash provided by operating activities, excluding changes in assets and liabilities from operations (“noncash” items) totaled $449.8 million in 2004 and $438.9 million in 2003. Changes in assets and liabilities from operations required $65.9 million in 2004 and $16.8 million in 2003, reflecting timing differences in the payment of accounts payable and accrued taxes and the receipt of accounts receivable.

The following table is a summary of the components of cash flows from operating activities:

	Nine Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands)

Net income	$68,525	$22,094
Adjustments to reconcile net income to net
cash provided by operating activities	381,233	416,764

	449,758	438,858
Changes in assets and liabilities	(65,944)	(16,806)

	$383,814	$422,052

Cash Flows from Investing Activities
U.S. Cellular makes substantial investments each year to acquire, construct, operate and upgrade modern high-quality wireless networks and facilities as a basis for creating long-term value for shareowners. In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing upgrades to U.S. Cellular’s networks. Cash flows used for investing activities required $315.5 million in the first nine months of 2004 compared to $386.3 million in the same period of 2003.

Cash required for property, plant and equipment and system development expenditures totaled $394.8 million in 2004 and $439.1 million in 2003. In both periods, these expenditures were financed primarily with internally generated cash and borrowings from U.S. Cellular’s revolving credit facilities. These expenditures primarily represent the construction of 662 and 384 cell sites in 2004 and 2003, respectively, as well as other plant additions and costs related to the development of U.S. Cellular’s office systems. In 2004 and 2003, these plant additions included approximately $12 million and $47 million, respectively, for the migration to a single digital equipment platform. In both periods, other plant additions included significant amounts related to the replacement of retired assets. In 2003, significant amounts were added to plant under construction as certain markets prepared to migrate to a single digital equipment platform and other markets prepared for their launches in late 2003 and 2004. As a result, certain cash expenditures for property, plant and equipment in the first nine months of 2003 related to cell sites that were added to the network during a later period.

In 2004, net cash received from the sale of wireless properties in southern Texas to AT&T Wireless totaled $96.9 million. Cash paid for the acquisition of certain minority wireless interests in several wireless markets in which U.S. Cellular already owned a controlling interest totaled $40.4 million in 2004. Proceeds from the exchange transaction with AT&T Wireless totaled $34.0 million in 2003. See Acquisitions, Exchanges and Divestitures in the Liquidity and Capital Resources section for more information on these transactions.

Cash distributions from wireless entities in which U.S. Cellular has an interest provided $23.3 million in 2004 and $21.2 million in 2003.

Cash Flows from Financing Activities
Cash flows from financing activities required $47.4 million in the first nine months of 2004 and $28.7 million in the same period of 2003. Issuances of $330 million of 7.5% senior notes and $100 million of 6.7% senior notes provided net proceeds of $412.5 million in 2004. U.S. Cellular did not issue any long-term debt in the first nine months of 2003. In 2004, U.S. Cellular repaid the $105.0 million Intercompany Note to TDS, which was financed using its revolving credit facility; repaid all $163.3 million of its outstanding Liquid Yield Option Notes, using the proceeds from the 6.7% senior notes and the proceeds of the 7.5% notes; and repaid all $250.0 million of its 7.25% senior notes, using the balance of the net proceeds of the 7.5% notes together with borrowings under the revolving credit agreement. In 2003, U.S. Cellular repurchased and cancelled the remaining $45.2 million of 9% Series A Notes from PrimeCo Wireless Communications LLC, related to U.S. Cellular’s acquisition of the Chicago market, for $40.7 million. The repurchase was financed using U.S. Cellular’s revolving credit facility. Cash received from short-term borrowings under U.S. Cellular’s revolving credit agreement provided $355.0 million in 2004. Repayments of short-term borrowings required $300.0 million in 2004. In 2003, short-term borrowings under U.S. Cellular’s revolving credit agreements provided $279.3 million while repayments required $269.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that internal cash flow, existing cash and cash equivalents, and funds available from line of credit arrangements provide substantial financial flexibility for U.S. Cellular to meet both its short- and long-term needs. U.S. Cellular also may have access to public and private capital markets to help meet its long-term financing needs. U.S. Cellular anticipates issuing debt and equity securities only when capital requirements (including acquisitions), financial market conditions and other factors warrant, as was the case in the second quarter of 2004 when it issued $430 million of new long-term debt financing in order to redeem shorter term debt in the third quarter of 2004.

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

U.S. Cellular generates substantial cash from its operations and anticipates financing all of its 2004 obligations with internally generated cash and with short- and long-term debt as the timing of such expenditures warrants. U.S. Cellular had $30.7 million of cash and cash equivalents at September 30, 2004.

Revolving Credit Facilities

U.S. Cellular has a $700 million revolving credit facility for general corporate purposes. At September 30, 2004, this line of credit had $644.8 million available for use, net of borrowings of $55.0 million and outstanding letters of credit of $0.2 million. This credit facility expires in June 2007. Borrowings bear interest at the LIBOR rate plus a margin percentage, based on U.S. Cellular’s credit rating. The margin percentage was 55 basis points as of September 30, 2004 (for a rate of 2.39% based on the one month LIBOR rate at September 30, 2004).

U.S. Cellular’s interest cost on its line of credit would increase if its current credit ratings from either Standard & Poor’s or Moody’s were lowered, which would increase its cost of financing. However, the line of credit would not cease to be available solely as a result of a decline in its credit rating. On October 15, 2004, Fitch Ratings issued a press release announcing that the credit rating of U.S. Cellular had been lowered to BBB+ with a Stable Outlook, from A- with a Negative Outlook. Standard & Poor’s currently rates U.S. Cellular at A- with a Negative Outlook. Moody’s currently rates U.S. Cellular at Baa1, with a Negative Outlook.

U.S. Cellular’s credit facility would accelerate in the event of a change in control.

The continued availability of this revolving line of credit requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and to represent certain matters at the time of each borrowing. As of the date of filing this Form 10-Q, U.S. Cellular is in compliance with all covenants and other requirements set forth in the revolving credit agreement. However, on May 14, 2004, U.S. Cellular filed a Form 10-K/A to restate its financial statements for the years ended December 31, 2003 and 2002 and for the interim periods for such years. The restatements resulted in a default under the revolving credit agreement between U.S. Cellular and certain lenders. U.S. Cellular did not fail to make any scheduled payment of principal or interest under such revolving credit agreement. U.S. Cellular received waivers from the lenders under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements.

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

Also, on June 28, 2004, U.S. Cellular issued $100 million in aggregate principal amount of unsecured 6.7% senior notes due December 15, 2033 priced to yield 7.21% to maturity under this registration statement. The net proceeds from this offering, after deducting underwriting discounts, were approximately $92.9 million. This was a further issuance of U.S. Cellular’s 6.7% notes that were issued on December 8, 2003 in the aggregate principal amount of $444 million.

The total net proceeds from the 7.5% and 6.7% senior note offerings, after deducting underwriting discounts, were approximately $412.5 million. Of this amount, $163.3 million was used to redeem U.S. Cellular’s Liquid Yield Option Notes on July 26, 2004 at accreted value. The balance of the net proceeds, together with borrowings under the revolving credit agreement, was used to redeem all $250 million of U.S. Cellular’s 7.25% senior notes on August 16, 2004. No gain or loss was recognized as a result of such redemptions. However, U.S. Cellular wrote off $3.6 million of deferred debt expenses to Other income (expense), net in the Statement of Operations in the third quarter of 2004 related to the redemption of long-term debt.

As of the date of filing of this Form 10-Q, U.S. Cellular is in compliance with all covenants and other requirements set forth in its long-term debt indentures. U.S. Cellular does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future.

Marketable Equity Securities and Forward Contracts

U.S. Cellular and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile share prices. U.S. Cellular and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets.The investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic cellular investments to or settlements with AirTouch Communications, Inc. (“AirTouch”), in exchange for stock of AirTouch, which was then acquired by Vodafone whereby U.S. Cellular received American Depositary Receipts representing Vodafone stock. The investment in Rural Cellular Corporation (“Rural Cellular”) is the result of a consolidation of several cellular partnerships in which U.S. Cellular subsidiaries held interests into Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests. A contributing factor in U.S. Cellular’s decision not to dispose of the investments is that their tax basis is significantly lower compared to current stock prices, and therefore would trigger a substantial taxable gain upon disposition.

A subsidiary of U.S. Cellular has entered into a number of variable prepaid forward contracts (“forward contracts”) with counterparties related to the marketable equity securities that it holds. The forward contracts mature in May 2007 and, at U.S. Cellular’s option, may be settled in shares of the respective security or cash. U.S. Cellular has provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid upon settlement of the contracts by its subsidiary. If shares are delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the Balance Sheet. As of September 30, 2004, such deferred tax liabilities totaled $79.2 million.

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

Capital Expenditures

Anticipated capital expenditures for 2004 primarily reflect U.S. Cellular’s plans for construction, system and capacity expansion, the buildout of certain of its licensed areas and additional expenditures related to its plans to migrate to a single digital equipment platform. U.S. Cellular plans to finance its construction program using internally generated cash and short-term and long-term financing. U.S. Cellular’s estimated capital spending for 2004 is $655 million to $670 million. U.S. Cellular’s capital expenditures for the nine months ended September 30, 2004 totaled $394.8 million.

U.S. Cellular’s 2004 capital expenditures will primarily address the following needs:

  Expand and enhance U.S. Cellular's coverage in its service areas.
  Provide additional capacity to accommodate increased network usage by current customers.
  Build out certain licensed areas acquired in 2001, 2002 and 2003.
  Complete U.S. Cellular’s migration toward making a common digital equipment platform, CDMA 1XRTT, available to customers, from a prior mixture of older CDMA and TDMA technology.
  Enhance U.S. Cellular's retail store network and office systems.

U.S. Cellular’s overlay of existing technologies with CDMA 1XRTT is largely completed, and when the project is fully completed, it anticipates total expenditures related to the project over three years to be no more than $300 million. U.S. Cellular has spent $12 million on the project in 2004. U.S. Cellular plans to utilize CDMA 1XRTT technology in building out the licenses it has acquired and expects to acquire in the future from AT&T Wireless.

U.S. Cellular expects capital expenditures related to the buildout of the licensed areas it acquired in 2001 through 2003 to be substantial. U.S. Cellular plans to build networks to serve these licensed areas and launch commercial service in these areas over the next several years. Approximately $100 million of the estimated capital spending for 2004 is allocated to the buildout of certain of these licenses, and U.S. Cellular expects a significant portion of its capital spending over the next few years to be related to the buildout of its wireless licensed areas.

Repurchase of Securities

U.S. Cellular’s primary repurchase program expired in December 2003. However, U.S. Cellular has an ongoing authorization to repurchase a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans. In the nine months ended September 30, 2004, U.S. Cellular repurchased 5,100 U.S. Cellular Common Shares under this authorization for an aggregate purchase price of $204,000, representing an average per share price of $40.04 including commissions. No U.S. Cellular Common Shares were repurchased in 2003.

Contractual and Other Obligations

Except as described below, there has been no material change in the resources required for scheduled repayment of contractual obligations from the table of Contractual Obligations included in Management’s Discussion and Analysis of Results of Operations and Financial Condition included in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

Subsequent to December 31, 2003, U.S. Cellular issued $330 million in aggregate principal amount of unsecured 7.5% senior notes due 2034 and an additional $100 million of its unsecured 6.7% senior notes due 2033 in June 2004. The total net proceeds from these offerings, after deducting underwriting discounts, were approximately $412.5 million. Of this amount, approximately $163.3 million was used to redeem U.S. Cellular’s Liquid Yield Option Notes on July 26, 2004. The balance of the net proceeds together with borrowings under the revolving credit agreement were used to redeem all $250 million of U.S. Cellular’s 7.25% senior notes on August 16, 2004.

The following table shows the increases and decreases in contractual obligations, as presented in the Annual Report on Form 10-K for the year ended December 31, 2003, as amended, as a result of the debt transactions described above:

	Increase (Decrease) to Payments Due by Period

(Dollars in millions)	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years

Long-Term Debt Additions:
7.5% senior notes due 2034 (1)	$330.0	$—	$—	$—	$330.0
6.7% senior notes due 2033 (2)	100.0	—	—	—	100.0

Total long-term debt additions	$430.0	$—	$—	$—	$430.0

Long-Term Debt Redemptions:
6% zero coupon convertible
redeemable debentures (3)	$(163.3)	$—	$—	$—	$(163.3)
7.25% senior notes due 2007 (4)	(250.0)	—	—	(250.0)	—

Total long-term debt redemptions	$(413.3)	$—	$—	$(250.0)	$(163.3)

(1)	Issuance date was as of June 17, 2004.
(2)	Issuance date was June 28, 2004.
(3)	Redemption date was July 26, 2004.
(4)	Redemption date was August 16, 2004.

As a result of the substantial completion of federal and state income tax audits, U.S. Cellular has reclassified approximately $56 million from Deferred liabilities and credits - Other to Accrued taxes and expects to make payments during the next twelve months with respect to these accrued taxes. U.S. Cellular expects to make these payments with a combination of cash on hand and a draw down on its revolving credit facility.

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

U.S. Cellular has certain variable interests in investments in unconsolidated entities where U.S. Cellular holds a minority interest. The investments in unconsolidated entities totaled $171.7 million as of September 30, 2004 and are accounted for using either the equity or cost method. U.S. Cellular’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

Indemnities

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

Acquisitions, Exchanges and Divestitures

U.S. Cellular assesses its wireless holdings on an ongoing basis in order to maximize the benefits derived from its operating markets. U.S. Cellular also reviews attractive opportunities for the acquisition of additional wireless spectrum. As part of this strategy, U.S. Cellular may from time-to-time be engaged in negotiations relating to the acquisition of companies, strategic properties or wireless spectrum. U.S. Cellular may participate as a bidder, or member of a bidding group, in auctions administered by the FCC, including Auction 58, which is scheduled to take place in the first part of 2005. Recently, U.S. Cellular has been selling or trading those markets that are not strategic to its long-term success and redeploying capital to more strategically important parts of the business. As part of this strategy, U.S. Cellular may from time-to-time be engaged in negotiations relating to the disposition of other non-strategic properties.

2004 Activity

On September 23, 2004, U.S. Cellular announced that it had entered into a definitive agreement to sell its Daytona Beach, Florida 20 MHz C block personal communications service license to MetroPCS for approximately $8.5 million. The transaction is expected to close in the fourth quarter of 2004. U.S. Cellular does not expect to record a gain or loss as a result of this transaction. The Daytona Beach license has been reclassified to Assets of operations held for sale as of September 30, 2004.

On August 4, 2004, U.S. Cellular announced that it had entered into a definitive agreement with ALLTEL Communications Inc. (“ALLTEL”) to sell certain wireless properties. U.S. Cellular will sell two consolidated properties and five minority interests to ALLTEL for approximately $80 million in cash, including repayment of debt and working capital that is subject to adjustment at closing. The closing of the transaction is expected to occur in the fourth quarter of 2004.

U.S. Cellular expects to record a pre-tax gain of approximately $35 million related to the ALLTEL transaction at the time of closing for the excess of the cash received over the net book value of the assets and liabilities sold, subject to a working capital adjustment. As a result of signing the definitive agreement for this transaction, U.S. Cellular reclassified the assets and liabilities of the properties to be transferred as Assets and Liabilities of operations held for sale as of September 30, 2004.

On February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless for $96.9 million in cash, including a working capital adjustment. The U.S. Cellular markets sold to AT&T Wireless included wireless assets and customers in six cellular markets. An aggregate loss of $21.3 million (including a $22.0 million estimate of the Loss on assets of operations held for sale in the fourth quarter of 2003 and a $0.7 million reduction of the loss in the nine months ended September 30, 2004) was recorded as a Loss on assets of operations held for sale (included in operating expenses), representing the difference between the carrying value of the markets sold to AT&T Wireless and the cash received and expected to be received in the transaction.

In addition, in the first quarter of 2004, U.S. Cellular purchased certain minority interests in several wireless markets in which it already owned a controlling interest for $40.4 million in cash. These acquisitions increased investment in licenses, goodwill and customer lists by $2.7 million, $3.6 million and $12.9 million, respectively.

2003 Activity

On August 1, 2003, U.S. Cellular completed the transfer of wireless assets and customers in ten markets in Florida and Georgia to AT&T Wireless pursuant to an agreement entered into in March 2003. In return, U.S. Cellular received the following: a) rights to acquire controlling interests in 36 personal communication service licenses contiguous to and that overlap existing U.S. Cellular properties in 13 states in the Midwest and the Northeast; b) approximately $34 million in cash; and c) minority interests in six markets in which it previously owned a controlling interest. In accordance with the agreement, U.S. Cellular has deferred the assignment and development of 21 licenses for a period of up to five years from the closing date. U.S. Cellular will take possession of the licenses in staggered closings over that five-year period to comply with service requirements of the Federal Communications Commission (“FCC”). The value of these licenses is recorded as License rights on the Balance Sheet.

The acquisition of the licenses in the exchange was accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular to AT&T Wireless was accounted for as a sale. A $23.6 million Loss on assets of operations held for sale (included in operating expenses) was recorded in the nine months ended September 30, 2003 representing the difference between the carrying value of the markets transferred to AT&T Wireless and the fair value of the consideration received or to be received in the transaction.

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

Management believes the following critical accounting estimates reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements. U.S. Cellular’s senior management has discussed the development and selection of each of the following accounting policies and estimates and the following disclosures with the audit committee of U.S. Cellular’s board of directors.

Investment in Licenses and Goodwill

U.S. Cellular reported $1,184.0 million and $1,189.3 million of investment in Licenses and $425.3 million and $430.3 million of Goodwill, at September 30, 2004 and December 31, 2003, respectively, as a result of the acquisitions of wireless licenses and markets. As a result of transactions announced in the third quarter of 2004, $8.8 million of Investment in licenses and $8.3 million of Goodwill have been reclassified to Assets of operations held for sale. In addition, at the end of both periods, U.S. Cellular reported $42.0 million of License rights related to the licenses that will be received when the AT&T Wireless exchange transaction is fully completed.

Investments in licenses and goodwill must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. U.S. Cellular performs the annual impairment review on investment in licenses and goodwill during the second quarter. There can be no assurance that, upon review at a later date, material impairment charges will not be required.

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

The fair value of an intangible asset and reporting unit goodwill is the amount at which that asset or reporting unit could be bought or sold in a current transaction between willing parties. Therefore, quoted market prices in active markets are the best evidence of fair value and should be used when available. If quoted market prices are not available, the estimate of fair value is based on the best information available, including prices for similar assets and the use of other valuation techniques. Other valuation techniques include present value analysis, multiples of earnings or revenue or a similar performance measure. The use of these techniques involves assumptions by management about factors that are highly uncertain, including future cash flows, the appropriate discount rate and other inputs. Different assumptions for these inputs or different valuation methods could create materially different results.

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

In 2004 and 2003, U.S. Cellular prepared valuations of each of the reporting units for purposes of goodwill impairment testing. A discounted cash flow approach was used to value each of the reporting units, using value drivers and risks specific to each individual geographic region. The cash flow estimates incorporate assumptions that market participants would use in their estimates of fair value. Key assumptions made in this process were the selection of a discount rate, estimated future cash flow levels, projected capital expenditures, and selection of terminal values.

U.S. Cellular also prepared valuations of similar groupings of FCC licenses (units of accounting pursuant to EITF 02-7), using an excess earnings methodology, through the use of a discounted cash flow approach. This excess earnings methodology estimates the fair value of the intangible assets (FCC license units of accounting) by measuring the future cash flows of the license groups, reduced by charges for contributory assets such as working capital, trademarks, existing subscribers, fixed assets, assembled workforce and goodwill.

In the second quarter of 2004, U.S. Cellular recorded an additional $1.8 million impairment loss on its investment in the same non-operating market in Florida in which the license impairment loss was recorded in the first quarter of 2003. No other impairment losses were identified during the annual impairment testing in the second quarter of 2004, and no events have occurred since the testing was completed which have resulted in additional impairments.

In the first quarter of 2003 a license impairment loss was recorded related to U.S. Cellular’s investment in a non-operational market in Florida remaining after the exchange with AT&T Wireless was completed. In the second quarter of 2003, U.S. Cellular recorded an impairment loss on its investment in licenses totaling $49.6 million in 2003 related to the impairment of two reporting units.

The changes in the carrying amounts of Licenses and License rights and Goodwill for the nine months ended September 30, 2004 were as follows:

	Licenses and License Rights	Goodwill

	(Dollars in thousands)
Beginning Balance – December 31, 2003	$1,231,363	$430,256
Acquisitions and divestitures	2,983	3,649
Impairments	(1,603)	--
Assets of operations held for sale (1)	(8,758)	(8,257)
Other adjustments	2,066	(305)

Ending Balance – September 30, 2004	$1,226,051	$425,343

(1)	As a result of the agreements with ALLTEL and MetroPCS as described more fully in Note 22 - Assets and Liabilities of Operations Held for Sale, $8.8 million of Investment in license and $8.3 million of Goodwill was reclassified to Assets of Operations Held for Sale.

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

U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS 143. The change in asset retirement obligation during 2004 was as follows:

(Dollars in thousands)
Beginning Balance – December 31, 2003	$64,501
Additional liabilities accrued	3,089
Accretion expense	3,713
Liabilities of operations held for sale (1)	(430)
Disposition of assets (2)	(1,635)

Ending Balance – September 30, 2004	$69,238

(1)	As a result of the agreements with ALLTEL, as described more fully in Note 22 – Assets and Liabilities of Operations Held for Sale, $430,000 of Asset retirement obligations recorded at U.S. Cellular were reclassified to Liabilities of Operations Held for Sale.
(2)	As a result of the sale of wireless properties to AT&T Wireless in February 2004, Asset retirement obligations associated with these properties are no longer obligations of U.S. Cellular.

Income Taxes

The accounting for income taxes, the amounts of income tax assets and liabilities and the related income tax provision are critical accounting estimates because such amounts are significant to U.S. Cellular’s financial condition, changes in financial condition and results of operations.

The preparation of the consolidated financial statements requires U.S. Cellular to calculate its provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items, such as depreciation expense, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in U.S. Cellular’s consolidated Balance Sheet. U.S. Cellular must then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent management believes that recovery is not likely, establish a valuation allowance. Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. U.S. Cellular’s current net deferred tax asset totaled $19.2 million, and $16.8 million, as of September 30, 2004 and December 31, 2003, respectively. The net current deferred tax asset primarily represents the deferred tax effects of the allowance for doubtful accounts on accounts receivable, and is included in Other current assets on the Balance Sheet.

The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of December 31, 2003 and September 30, 2004 are as follows:

(Dollars in thousands)	September 30, 2004	December 31, 2003

Deferred Tax Asset
Net operating loss carryforwards	$67,336	$30,671
Derivative instruments	17,604	22,015
Other	1,608	6,994

	86,548	59,680
Less valuation allowance	(6,796)	(10,480)

Total Deferred Tax Asset	79,752	49,200

Deferred Tax Liability
Property, plant and equipment	271,810	222,213
Licenses	233,453	206,129
Marketable equity securities	79,234	86,251
Partnership investments	47,121	30,511

Total Deferred Tax Liability	631,618	545,104

Net Deferred Income Tax Liability	$551,866	$495,904

The valuation allowance relates to state net operating loss carryforwards and the federal net operating loss carryforwards for those subsidiaries not included in the consolidated federal income tax return since it is more likely than not that a portion will expire before such carryforwards can be utilized.

The deferred income tax liability relating to marketable equity securities totaled $79.2 million, and $86.3 million, as of September 30, 2004 and December 31, 2003, respectively. These amounts represent deferred income taxes calculated on the difference between the book basis and the tax basis of the marketable equity securities. Income taxes will be payable when U.S. Cellular disposes of the marketable equity securities.

U.S. Cellular is routinely subject to examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. U.S. Cellular periodically assesses the likelihood of adjustments to its tax liabilities resulting from these examinations to determine the adequacy of its provision for income taxes, including related interest. Management judgment is required in assessing the eventual outcome of these examinations. Changes to such assessments affect the calculation of U.S. Cellular’s income tax expense. The IRS has completed audits of U.S. Cellular’s federal income tax returns (through its parent company – TDS) for tax years through 1996. As of September 30, 2004, the IRS has substantially completed its examination of the consolidated federal income tax returns of TDS through 2001. Based on the results of the audit, U.S. Cellular reduced its accrual for audit contingencies by $6.0 million in the third quarter of 2004.

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

In the first quarter of 2004, U.S. Cellular adjusted the useful lives of TDMA radio equipment, switch software and antenna equipment. TDMA radio equipment lives were adjusted to be fully depreciated by the end of 2008, which is the latest date the wireless industry will be required by regulation to support analog service. U.S. Cellular currently uses TDMA radio equipment to support analog service, and expects to have its digital radio network fully migrated to CDMA 1XRTT or some future generation of CDMA technology by that time. The useful lives for certain switch software was reduced to one year from three years and antenna equipment lives were reduced from eight years to seven years in order to better align the useful lives with the actual length of time the assets are in use. These changes increased depreciation by $2.2 million and $12.1 million for the three and nine months ended September 30, 2004, respectively, and was estimated to increase depreciation by $14.9 million for the full year 2004. The change in useful lives reduced net income by $1.3 million, or $0.02 per share in the three months ended September 30, 2004 and by $7.3 million, or $0.08 per share in the nine months ended September 30, 2004.

In the nine months ended September 30, 2004, certain TDMA digital radio equipment consigned to a third party for sale was written down by $11.3 million in conjunction with the consignment and sale of such equipment, increasing depreciation expense by that amount. This writedown was necessary to reduce the book value of the assets sold or to be sold to the proceeds received or to be received from their disposition.

In preparation for the implementation of a fixed asset management and tracking software system, including a bar code asset identification system, U.S. Cellular is conducting a physical inventory review of its cell site fixed assets. U.S. Cellular expects to complete the review in the fourth quarter of 2004. U.S. Cellular charged $4.0 million to depreciation expense for the estimated write-off in the second quarter of 2004.To the extent the final results differ from the $4.0 million already charged to expense, an adjustment would be required in the fourth quarter of 2004.

Contingencies, Guarantees, Indemnities and Commitments

Contingent obligations, including guarantees, indemnities, litigation and other possible commitments are accounted for in accordance with Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies,” which requires that an estimated loss be recorded if it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accordingly, those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in the financial statements. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred, even if the amount is not estimable. The assessment of contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of contingencies may differ materially from amounts accrued in the financial statements.

Assets and Liabilities of Operations Held for Sale

In connection with the definitive agreements with ALLTEL and MetroPCS described in Note 21, the consolidated Balance Sheet and supplemental data of U.S. Cellular as of September 30, 2004 reflect the assets and liabilities to be transferred as assets and liabilities of operations held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of operations of the markets to be transferred continue to be included in results of operations through the closings of the transactions.

Summarized assets and liabilities relating to operations held for sale are as follows:

September 30, 2004

(Dollars in thousands)
Current assets	$3,302
Licenses	8,758
Goodwill	8,257
Property, plant and equipment, net	10,010
Investment in unconsolidated entities	21,344
Other assets	252

Assets of operations held for sale	$51,923

Current liabilities	$1,796
Deferred credits	487

Liabilities of operations held for sale	$2,283

U.S. Cellular expects to record a pre-tax gain of approximately $35 million related to the transaction with ALLTEL at the time of closing for the excess of the cash received over the net book value of the assets and liabilities sold, subject to a working capital adjustment. U.S. Cellular does not expect to record a gain or loss on the transaction with MetroPCS.

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

The following persons are partners of Sidley Austin Brown & Wood LLP, the principal law firm of U.S. Cellular and its subsidiaries: Walter C.D. Carlson, a director of U.S. Cellular, a director and non-executive Chairman of the Board of Directors of TDS and a trustee and beneficiary of a voting trust that controls TDS; William S. DeCarlo, the General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the General Counsel and an Assistant Secretary of U.S. Cellular and the General Counsel and/or Assistant Secretary of certain other subsidiaries of TDS. Walter C.D. Carlson does not provide legal services to TDS, U.S. Cellular or their subsidiaries.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR CAUTIONARY STATEMENT

This Management’s Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Annual Report to Shareholders contain statements that are not based on historical fact, including the words “believes,” “anticipates,”“intends,” “expects,” and similar words. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following risks:

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
  Changes in the telecommunications regulatory environment, or a failure to timely or fully comply with any regulatory requirements, such as wireless number portability and E-911 services, could adversely affect U.S. Cellular’s financial condition or results of operations or ability to do business.
  Changes in U.S. Cellular’s enterprise value, changes in the supply or demand of the market for wireless licenses, adverse developments in U.S. Cellular’s business or the wireless industry and/or other factors could require U.S. Cellular to recognize impairments in the carrying value of U.S. Cellular’s investment in licenses, goodwill and/or physical assets.
  Conversions of debt, early redemptions of debt or repurchases of debt, changes in prepaid forward contracts, operating leases, purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended, or its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 to be different from the amounts presented.
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
  Changes in fact or circumstances, including new or additional information that affects the calculation of accrued liabilities for contingent obligations under guarantees, indemnities or otherwise could require U.S. Cellular to record charges in excess of amounts accrued on the financial statements, if any, which could have an adverse effect on U.S. Cellular’s financial condition and results of operations.
  A significant deficiency or material weakness in the effectiveness of internal control over financial reporting and/or in disclosure controls and procedures could result in inaccurate financial statements or other disclosures or permit fraud, which could have a material adverse effect on U.S. Cellular’s business, results of operations and financial condition.
  The possible development of adverse precedent in litigation or conclusions in professional studies to the effect that radio frequency emissions from handsets, wireless data devices and/or cell sites cause harmful health consequences, including cancer or tumors, or may interfere with various electronic medical devices such as pacemakers, could have a material adverse effect on U.S. Cellular’s business operations, financial condition and results of operations.
  Any of the foregoing events or other events could cause revenues, customer additions, operating income, capital expenditures and or any other financial or statistical information to vary from management’s forward estimates included in this report by a material amount.

U.S. Cellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Long-Term Debt

U.S. Cellular is subject to market rate risks due to fluctuations in interest rates. U.S. Cellular currently has both fixed-rate and variable-rate long-term debt instruments, with original maturities ranging from five to 30 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. As of September 30, 2004, U.S. Cellular has not entered into financial derivatives to reduce its exposure to interest rate risks.

Reference is made to the disclosure under Market Risk – Long Term Debt in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended, for additional information about the annual requirements of principal payments, the average interest rates, and the estimated fair values of long-term debt.

In June 2004, U.S. Cellular issued $330 million in aggregate principal amount of unsecured 7.5% senior notes due 2034 and $100 million of unsecured 6.7% senior notes due 2033 in June 2004. The total net proceeds from these offerings, after deducting underwriting discounts, were approximately $412.5 million. Of this amount, $163.3 million was used to redeem U.S. Cellular’s Liquid Yield Option Notes on July 26, 2004 at accreted value. The balance of the net proceeds, together with borrowings under the revolving credit agreement, was used to redeem all $250 million of U.S. Cellular’s 7.25% senior notes on August 16, 2004.

The following shows the annual requirements for principal payments on such 2004 long-term debt transactions:

		Increase (Decreases) to Payments Due by Period

(Dollars in millions)	Total	2004	2005	2006	2007	2008	After 5 Years

Long-Term Debt Additions:
7.5% senior notes due 2034 (1)	$330.0	$—	$—	$—	$—	$—	$330.0
6.7% senior notes due 2033 (2)	100.0	—	—	—	—	—	100.0

Total long-term debt additions:	$430.0	$—	$—	$—	$—	$—	$430.0

Weighted Average Interest
Rate of Additional Long-Term Debt	7.3%	7.3%	7.3%	7.3%	7.3%	7.3%	7.3%

Long-Term Debt Redemptions:
6% zero coupon convertible
redeemable debentures (3)	$(163.3)	$—	$—	$—	$—	$—	$(163.3)
7.25% senior notes due 2007 (4)	(250.0)	—	—	—	(250.0)	—	—

Total long-term debt redemptions	$(413.3)	$—	$—	$—	$(250.0)	$—	$(163.3)

Weighted Average Interest Rate
of Debt Redeemed	(6.8)%	(6.8)%	(6.8)%	(6.8)%	(6.8)%	(6.0)%	(6.0)%

(1)	Issuance date was as of June 17, 2004.
(2)	Issuance date was June 28, 2004.
(3)	Redemption date was July 26, 2004.
(4)	Redemption date was August 16, 2004.

Marketable Equity Securities and Derivatives

U.S. Cellular maintains a portfolio of available-for-sale marketable equity securities, the majority of which are the result of sales or trades of non-strategic assets. The market value of these investments aggregated $249.6 million at September 30, 2004. As of September 30, 2004, the net unrealized holding gain, net of tax included in accumulated other comprehensive income totaled $54.1 million.

A subsidiary of U.S. Cellular has entered into forward contracts related to the Vodafone marketable equity securities that it holds. U.S. Cellular has provided guarantees to the counterparties which provide assurance to the counterparties that all principal and interest amounts are paid upon settlement of the contracts by such subsidiary. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”). The downside limit of the Vodafone securities is hedged at a range of $15.07 to $16.07 per share, which is at or above the cost basis, thereby eliminating the other than temporary risk on these contracted securities. The upside potential is a range of $21.05 to $22.60 per share.

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

Deferred taxes have been provided for the difference between the carrying value and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the Balance Sheet. Such deferred tax liabilities totaled $79.2 million at September 30, 2004.

The following table summarizes certain details relating to the contracted securities as of September 30, 2004.

		Collar
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)
Vodafone	10,245,370	$ 15.07 - $16.07	$ 21.05 - $22.60	$159,856

The following analysis presents the hypothetical change in the fair value of marketable equity securities and derivative instruments at September 30, 2004, using the Black-Scholes model, assuming the same hypothetical price fluctuations of plus and minus 10%, 20% and 30%. The table presents hypothetical information as required by Securities and Exchange Commission rules. Such information should not be inferred to suggest that U.S. Cellular has any intention of selling any marketable equity securities or canceling any derivative instruments.

(Dollars in millions)	Valuation of investments assuming indicated decrease			September 30, 2004 Fair	Valuation of investments assuming indicated increase

	-30%	-20%	-10%	Value	+10%	+20%	+30%

Marketable Equity
Securities	$174.7	$199.7	$224.6	$249.6	$274.6	$299.5	$324.5
Derivative
Instruments (1)	$9.2	$(7.0)	$(24.4)	$(44.6)	$(62.8)	$(83.8)	$(105.7)

(1)	Represents the fair value of the derivative instrument assuming the indicated increase or decrease in the underlying securities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of U.S. Cellular have concluded that U.S. Cellular’s disclosure controls and procedures (as defined in Rules 13a-15(e)), as of the end of the period covered by the report, are effective to ensure that the information required to be disclosed by U.S. Cellular in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. The disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.

Changes in Internal Controls Over Financial Reporting. There was no change in U.S. Cellular’s internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, U.S. Cellular’s internal controls over financial reporting.

Design and Evaluation of Internal Controls over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, U.S. Cellular will be required to furnish a report of management’s assessment of the design and effectiveness of its internal controls as part of the Annual Report on Form 10-K beginning with the fiscal year ended December 31, 2004. The independent auditors of U.S. Cellular will then be required to attest to, and report on, management’s assessment and the effectiveness of internal controls over financial reporting.

Various initiatives have been implemented in 2004 to prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and improve internal controls and procedures, and management is not aware of any material weaknesses in internal controls over financial reporting at this time. However, assurance cannot be provided that these initiatives will be successful or that the changes to internal controls and procedures will be effective for timely compliance with Section 404. The identification of any material weaknesses in internal control over financial reporting could have a material adverse effect on U.S. Cellular’s business, results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

U.S. Cellular Repurchases of Common Shares

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchase made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the quarter covered by this Form 10-Q.

U.S. CELLULAR PURCHASES OF COMMON SHARES (1)

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 1 - 31, 2004	—	$—	—	154,943
August 1 - 31, 2004	5,100	40.04	5,100	150,071
September 1 - 30, 2004	—	—	—	150,809

Total for or as of end of
the quarter ended 9/30/04	5,100	$40.04	5,100	150,809

(1)	All of the above Common Shares were purchased under U.S. Cellular’s publicly announced Common Share repurchase program.
(2)	Represents the aggregate number of Common Shares that could have been purchased under U.S. Cellular’s publicly announced Common Share repurchase program at the end of the applicable period, considering the amount of Common Shares repurchased during the three months preceding the end of such period.

        The following is additional information with respect to U.S. Cellular’s publicly announced Common Share repurchase program:

i.	The date the program was announced was May 15, 2000 by Form 10-Q.

ii.	The share amount originally approved was up to 1% of the number of outstanding Common Shares of U.S. Cellular not held by TDS or any affiliate thereof in any three-month period. As of September 30, 2004, this would permit U.S. Cellular to acquire up to 150,809 Common Shares in a three-month period based on the number of unaffiliated Common Shares outstanding on such date.

iii.	There is no expiration date for the program.

iv.	No Common Share repurchase program has expired during the quarter covered by this Form 10-Q.

v.	U.S. Cellular has not determined to terminate the foregoing Common Share repurchase program prior to expiration, or to cease making further purchases thereunder, during the quarter covered by this Form 10-Q.

62 Item 6. Exhibits

Exhibit 10.1 — U.S. Cellular Corporation Regional Support Organization (Corporate) Executive Officer Annual Bonus Plan Effective January 1, 2004.

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

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date	November 9, 2004	/s/ John E. Rooney

John E. Rooney
President and Chief Executive Officer

Date	November 9, 2004	/s/ Kenneth R. Meyers

Kenneth R. Meyers
Executive Vice President-Finance, Chief Financial Officer and Treasurer

Date	November 9, 2004	/s/ Thomas S. Weber

Thomas S. Weber
Vice President and Controller (Principal Accounting Officer)

Signature page for the U.S. Cellular 2004 Third Quarter Form 10-Q