Form 10-Q/A
period 2004-09-30
UNITED STATES CELLULAR CORP
filed 2005-01-19
CIK 821130

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

United States Cellular Corporation ("U.S. Cellular") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, which was originally filed with the Securities and Exchange Commission ("SEC") on November 9, 2004 (the "Quarterly Report"), to amend Item 1, "Financial Statements," Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and Item 4 "Controls and Procedures."

U.S. Cellular is filing this amendment to restate the Consolidated Financial Statements as of and for the nine months ended September 30, 2004 for the presentation of accreted interest paid on the redemption of U.S. Cellular's Liquid Yield Option Notes ("LYONs"). The restatement reclassifies the $68.1 million accreted interest portion of the LYONs that were redeemed in July 2004 from a reduction in "cash flows from financing activities" to a reduction in "cash flows from operating activities" on the Consolidated Statements of Cash Flows. Certain discussions in the MD&A related to cash flows from operating and financing activities have been revised to reflect the change in classification of the LYONs' accreted interest. This restatement had no effect on U.S. Cellular's "Net increase in cash and cash equivalents" for the nine months ended September 30, 2004, and only changed the classification of cash flow items. The restatement of the Consolidated Statements of Cash Flows had no impact on revenues, expenses, net income, earnings per share, or any Balance Sheet items.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the U.S. Cellular principal executive officer and principal financial officer are being filed with this Form 10-Q/A.

Except as expressly stated herein, this amendment does not update any of the disclosures contained in the original filing to reflect any events that occurred after the original filing date of November 9, 2004. The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

UNITED STATES CELLULAR CORPORATION 3RD QUARTER REPORT ON FORM 10-Q/A INDEX

Page No.

Part I. Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2004 and 2003	3

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2004 and 2003 (As Restated)	4

Consolidated Balance Sheets
September 30, 2004 and December 31, 2003	5-6

Notes to Consolidated Financial Statements	7-22

Item 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition	23-26

Nine Months Ended September 30, 2004 and 2003	26-38
Three Months Ended September 30, 2004 and 2003	39-42
Recent Accounting Pronouncements	43
Financial Resources	43-44
Liquidity and Capital Resources	44-49
Application of Critical Accounting Policies and Estimates	50-54
Certain Relationships and Related Transactions	55
Safe Harbor Cautionary Statement	56-57

Item 3. Quantitative and Qualitative Disclosures About Market Risk*

Item 4. Controls and Procedures	58

Part II. Other Information

Item 1. Legal Proceedings*

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds*

Item 6. Exhibits	59

Signatures	60

*Previously included in U.S. Cellular's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004, filed on November 9, 2004.

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

3

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Nine Months Ended September 30,

	2004 As Restated	2003 As Restated

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$68,525	$22,094
Add (Deduct) adjustments to reconcile net income
to net cash provided by operating activities
Depreciation, amortization and accretion	363,551	317,905
Deferred income taxes	46,546	26,607
Investment income	(51,913)	(37,163)
Minority share of income	6,845	9,464
Cumulative effect of accounting change	--	14,346
Loss on impairment of intangible assets	--	49,595
(Gain) loss on assets of operations held for sale	(725)	23,619
Loss on investments	1,830	3,500
Other noncash expense	15,099	8,891
Accreted interest on repayment of long-term debt	(68,056)	—
Changes in assets and liabilities
Change in accounts receivable	(34,961)	31,142
Change in inventory	9,194	15,273
Change in accounts payable	(68,438)	(116,114)
Change in accrued interest	3,992	(4,093)
Change in accrued taxes	(1,610)	43,659
Change in customer deposits and deferred revenues	10,625	14,059
Change in other assets and liabilities	15,254	(732)

	315,758	422,052

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(385,160)	(420,788)
System development costs	(9,602)	(18,325)
Cash received from sale of assets	96,932	--
Acquisitions, excluding cash acquired	(40,367)	(1,251)
Proceeds from exchange transaction	--	33,958
Distributions from unconsolidated entities	23,330	21,228
Other investing activities	(661)	(1,091)

	(315,528)	(386,269)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	355,000	279,278
Issuance of long-term debt	412,484	--
Repayment of notes payable	(300,000)	(269,278)
Repayment of long-term debt –affiliated	(105,000)	--
Repayment of long-term debt	(345,232)	(40,680)
Capital (distributions) to minority partners	(832)	(2,249)
Other financing activities	4,219	4,227

	20,639	(28,702)

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,869	7,081
CASH AND CASH EQUIVALENTS-
Beginning of period	9,848	14,864

End of period	$30,717	$21,945

The accompanying notes to consolidated financial statements are an integral part of these statements.

4
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS Unaudited

	September 30, 2004	December 31, 2003

	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents
General funds	$30,661	$9,822
Affiliated cash equivalents	56	26

	30,717	9,848
Accounts Receivable
Customers, less allowance of $17,568 and $13,786, respectively	257,810	227,651
Roaming	34,600	35,362
Other	31,287	23,967
Inventory	61,842	70,963
Prepaid expenses	26,241	22,396
Prepaid income taxes	7,883	2,407
Other current assets	30,463	31,511

	480,843	424,105

INVESTMENTS
Licenses	1,184,014	1,189,326
License rights	42,037	42,037
Goodwill	425,343	430,256
Customer lists, net of accumulated amortization of $32,128
and $22,206, respectively	27,417	24,448
Marketable equity securities	249,571	260,188
Investments in unconsolidated entities	171,727	170,569
Notes and interest receivable – long-term	5,252	6,476

	2,105,361	2,123,300

PROPERTY, PLANT AND EQUIPMENT
In service and under construction	3,733,188	3,441,177
Less accumulated depreciation	1,503,688	1,267,293

	2,229,500	2,173,884

DEFERRED CHARGES
System development costs, net of accumulated amortization of
$138,569 and $114,673, respectively
	78,466	97,370
Other, net of accumulated amortization of $1,414 and $5,815,
respectively	33,081	26,565

	111,547	123,935

ASSETS OF OPERATIONS HELD FOR SALE	51,923	100,523

TOTAL ASSETS	$4,979,174	$4,945,747

The accompanying notes to consolidated financial statements are an integral part of these statements.

5
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND SHAREHOLDERS' EQUITY Unaudited

	September 30, 2004	December 31, 2003

	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$3,000	$3,000
Current portion of long-term debt – affiliated	--	105,000
Notes payable	55,000	--
Accounts payable
Affiliated	6,934	4,252
Trade	210,456	281,306
Customer deposits and deferred revenues	104,162	93,789
Accrued interest	15,408	11,416
Accrued taxes	84,262	24,228
Accrued compensation	46,503	39,257
Other current liabilities	23,763	19,648

	549,488	581,896

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	551,866	495,904
Derivative liability	44,567	55,735
Asset retirement obligation	69,238	64,501
Other	19,770	75,440

	685,441	691,580

LONG-TERM DEBT
6.7% notes	530,817	436,829
6% zero coupon convertible debentures	--	157,659
7.25% notes	--	250,000
8.75% notes	130,000	130,000
7.5% notes	330,000	--
Variable prepaid forward contracts	159,856	159,856
Other	10,000	10,000

	1,160,673	1,144,344

LIABILITIES OF OPERATIONS HELD FOR SALE	2,283	2,427

MINORITY INTEREST IN SUBSIDIARIES	38,736	60,097

COMMON SHAREHOLDERS' EQUITY
Common Shares, par value $1 per share; authorized 140,000,000
shares; issued 55,045,684 and 55,046,268 shares, respectively	55,046	55,046
Series A Common Shares, par value $1 per share; authorized
50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006
Additional paid-in capital	1,302,775	1,308,963
Treasury Shares, at cost, 1,694,454 and 1,900,254 shares, respectively	(100,686)	(115,156)
Accumulated other comprehensive income	27,130	26,789
Retained earnings	1,225,282	1,156,755

	2,542,553	2,465,403

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,979,174	$4,945,747

The accompanying notes to consolidated financial statements are an integral part of these statements.

6
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Restatement of September 30, 2004 Consolidated Statements of Cash Flows

U.S. Cellular is filing this amendment to restate the Consolidated Financial Statements as of and for the nine months ended September 30, 2004 for the presentation of accreted interest paid on the redemption of U.S. Cellular's Liquid Yield Option Notes ("LYONs"). The restatement reclassifies the $68.1 million accreted interest portion of the LYONs that were redeemed in July 2004 from a reduction in "cash flows from financing activities" to a reduction in "cash flows from operating activities" on the Consolidated Statements of Cash Flows, as indicated in the table below. Certain discussions in the MD&A related to cash flows from operating and financing activities have been revised to reflect the change in classification of the LYONs' accreted interest. This restatement had no effect on U.S. Cellular's "Net increase (decrease) in cash and cash equivalents" for the nine months ended September 30, 2004, and only changed the classification of cash flow items. The restatement of the Consolidated Statements of Cash Flows had no impact on revenues, expenses, net income, earnings per share, or any Balance Sheet items.

(Dollars in thousands)	Nine Months Ended September 30, 2004

Caption of Consolidated Statements of Cash Flows	As Previously Reported	Reclassification	As Restated

Cash Flows from Operating Activities	$383,814	$(68,056)	$315,758

Cash Flows from Financing Activities	(47,417)	68,056	20,639

Net Increase (Decrease) in Cash and Cash
Equivalents	$20,869	$0	$20,869

7
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

On May 14, 2004, U.S. Cellular filed a Form 10-K/A to restate its financial statements for the years ended December 31, 2003 and 2002 and for the interim periods for such years. The restatements resulted in defaults under the revolving credit agreement and certain of the forward contracts. U.S. Cellular did not fail to make any scheduled payments under such revolving credit agreement or forward contracts. U.S. Cellular received waivers from the lenders associated with the revolving credit agreement and from the counterparty to certain of the forward contracts, under which the lenders and the counterparty agreed to waive any defaults that may have occurred as a result of the restatements.

As disclosed in Note 2, U.S. Cellular has restated the Consolidated Financial Statements as of and for the nine months ended September 30, 2004. The restatement resulted in defaults under the revolving credit agreement and certain of the forward contracts. U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios. U.S. Cellular did not fail to make any scheduled payments under such revolving credit agreement or forward contracts. U.S. Cellular received waivers from the lenders associated with the revolving credit agreement and from the counterparty to such forward contracts, under which the lenders and the counterparty agreed to waive any defaults that may have occurred as a result of the restatement.

17
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

18
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

RESTATEMENTS AND RECLASSIFICATIONS

Restatement of September 30, 2004 Consolidated Statements of Cash Flows

As disclosed in Note 2, U.S. Cellular has restated the Consolidated Financial Statements as of and for the nine months ended September 30, 2004 for the presentation of accreted interest paid on the redemption of U.S. Cellular's Liquid Yield Option Notes ("LYONs"). The restatement reclassifies the $68.1 million accreted interest portion of the LYONs that were redeemed in July 2004 from a reduction in "cash flows from financing activities" to a reduction in "cash flows from operating activities" on the Consolidated Statements of Cash Flows. Certain discussions in the MD&A related to cash flows from operating and financing activities have been revised to reflect the change in classification of the LYONs' accreted interest. This restatement had no effect on U.S. Cellular's "Net increase (decrease) in cash and cash equivalents" for the nine months ended September 30, 2004, and only changed the classification of cash flow items. The restatement of the Consolidated Statements of Cash Flows had no impact on revenues, expenses, net income, earnings per share, or any Balance Sheet items.

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

To support these anticipated expenditures, U.S. Cellular continues to seek to maintain a strong Balance Sheet and its investment grade rating. U.S. Cellular had Cash and cash equivalents totaling $30.7 million and had $644.8 million of availability under its revolving credit facilities as of September 30, 2004. U.S. Cellular is also generating substantial cash flows from operations. Cash flow from operating activities totaled $315.8 million during the first nine months of 2004. In addition, U.S. Cellular has access to public and private capital markets to help meet its long-term financing needs. Management believes that cash on hand, expected future cash flows from operations and existing sources of external financing provide substantial financial flexibility and are sufficient to permit U.S. Cellular to finance its contractual obligations and anticipated capital expenditures.

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

32
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

U.S. Cellular expects most of the above factors to continue to have an effect on operating income and operating margins for the next several quarters provided that, except to the extent disclosed in this Form 10-Q/A, U.S. Cellular cannot anticipate the extent to which the factors related to Loss on impairment of intangible assets and (Gain) loss on assets of operations held for sale may have an effect, if any, since these will depend on the outcome of future events. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause operating income and operating margins to fluctuate over the next several quarters.

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

	Nine Months Ended September 30,

	2004 As Restated	2003 As Restated

	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$315,758	$422,052
Investing activities	(315,528)	(386,269)
Financing activities	20,639	(28,702)

Net increase in cash and cash equivalents	$20,869	$7,081

Cash Flows from Operating Activities
U.S. Cellular generates substantial internal funds from operations. Cash flows from operating activities provided $315.8 million in the first nine months of 2004 compared to $422.1 million in the same period of 2003. Income including adjustments to reconcile net income to net cash provided by operating activities, excluding changes in assets and liabilities from operations (“noncash” items) totaled $381.7 million in 2004 and $438.9 million in 2003. Included in the adjustments to reconcile net income to net cash provided by operating activities in 2004 is a deduction for the payment of $68.1 million of accreted interest on the repayment of U.S. Cellular's Liquid Yield Option Notes. Changes in assets and liabilities from operations required $65.9 million in 2004 and $16.8 million in 2003, reflecting timing differences in the payment of accounts payable and accrued taxes and the receipt of accounts receivable.

The following table is a summary of the components of cash flows from operating activities:

	Nine Months Ended September 30,

	2004 As Restated	2003 As Restated

	(Dollars in thousands)

Net income	$68,525	$22,094
Adjustments to reconcile net income to net
cash provided by operating activities	313,177	416,764

	381,702	438,858
Changes in assets and liabilities	(65,944)	(16,806)

	$315,758	$422,052

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

Cash Flows from Financing Activities
Cash flows from financing activities provided $20.6 million in the first nine months of 2004 and required $28.7 million in the same period of 2003. Issuances of $330 million of 7.5% senior notes and $100 million of 6.7% senior notes provided net proceeds of $412.5 million in 2004. U.S. Cellular did not issue any long-term debt in the first nine months of 2003. In 2004, U.S. Cellular repaid the $105.0 million Intercompany Note to TDS, which was financed using its revolving credit facility; repaid all $163.3 million of its outstanding Liquid Yield Option Notes, using the proceeds from the 6.7% senior notes and the proceeds of the 7.5% notes; and repaid all $250.0 million of its 7.25% senior notes, using the balance of the net proceeds of the 7.5% notes together with borrowings under the revolving credit agreement. The Liquid Yield Option Notes redemption included the repayment of the principal amount of the original debt of $95.2 million, presented as an item reducing cash outflow from financing activities, and the payment of $68.1 million of accreted interest, presented as an item reducing cash outflow from operating activities. In 2003, U.S. Cellular repurchased and cancelled the remaining $45.2 million of 9% Series A Notes from PrimeCo Wireless Communications LLC, related to U.S. Cellular’s acquisition of the Chicago market, for $40.7 million. The repurchase was financed using U.S. Cellular’s revolving credit facility. Cash received from short-term borrowings under U.S. Cellular’s revolving credit agreement provided $355.0 million in 2004. Repayments of short-term borrowings required $300.0 million in 2004. In 2003, short-term borrowings under U.S. Cellular’s revolving credit agreements provided $279.3 million while repayments required $269.3 million.

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

As disclosed in Note 2, U.S. Cellular has restated the Consolidated Financial Statements as of and for the nine months ended September 30, 2004. The restatement resulted in defaults under the revolving credit agreement between U.S. Cellular and certain lenders. U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios. U.S. Cellular did not fail to make any scheduled payments under such revolving credit agreement. U.S. Cellular received waivers from the lenders associated with the revolving credit agreement under which the lenders agreed to waive any defaults that may have occurred as a result of the restatement. As of the date of filing of this Form 10-Q/A, U.S. Cellular is in compliance with all covenants and other requirements set forth in the revolving credit agreement.

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

As of the date of filing of this Form 10-Q/A, U.S. Cellular is in compliance with all covenants and other requirements set forth in its long-term debt indentures. U.S. Cellular does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future.

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

As disclosed in Note 2, U.S. Cellular has restated the Consolidated Financial Statements as of and for the nine months ended September 30, 2004. The restatement resulted in defaults under certain of the forward contracts with one counterparty. U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios. U.S. Cellular did not fail to make any scheduled payments under any of the forward contracts. U.S. Cellular received waivers from the counterparty to such forward contracts under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatement.

As of the date of filing of this Form 10-Q/A, U.S. Cellular is in compliance with all covenants and other requirements set forth in the forward contracts.

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

52

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of U.S. Cellular have concluded that U.S. Cellular’s disclosure controls and procedures (as defined in Rules 13a-15(e)), as of the end of the period covered by the report, are effective to ensure that the information required to be disclosed by U.S. Cellular in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, except to the extent noted below. The disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.

Changes in Internal Controls over Financial Reporting. There was no change in U.S. Cellular’s internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, U.S. Cellular’s internal controls over financial reporting.

Design and Evaluation of Internal Controls over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, U.S. Cellular will be required to furnish a report of management’s assessment of the design and effectiveness of its internal controls as part of the Annual Report on Form 10-K beginning with the fiscal year ended December 31, 2004. The independent auditors of U.S. Cellular will then be required to attest to, and report on, management’s assessment and the effectiveness of internal controls over financial reporting pursuant to Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, of the Public Company Accounting Oversight Board (“PCAOB Standard No. 2”).

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

Restatement of Consolidated Statements of Cash Flows. As set forth in Note 2 to the financial statements herein, U.S. Cellular restated its Consolidated Statements of Cash Flows for the nine months ended September 30, 2004. The restatement resulted from a significant deficiency in U.S. Cellular’s internal controls over non-routine and non-systematic transactions that was identified by U.S. Cellular. U.S. Cellular has implemented changes to the design of its internal controls over non-routine and non-systematic transactions to remediate this deficiency.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit 10.1 — U.S. Cellular Corporation Regional Support Organization (Corporate) Executive Officer Annual Bonus Plan Effective January 1, 2004.*

Exhibit 11 — Statement regarding computation of per share earnings is included herein as Note 9 to the financial statements.

Exhibit 12 — Statement regarding computation of ratios.*

Exhibit 31.1 — Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

* Previously included as an exhibit to U.S. Cellular's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004, filed on November 9, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date	January 19, 2005	/s/ John E. Rooney

John E. Rooney
President and Chief Executive Officer

Date	January 19, 2005	/s/ Kenneth R. Meyers

Kenneth R. Meyers
Executive Vice President-Finance, Chief Financial Officer and Treasurer

Date	January 19, 2005	/s/ Thomas S. Weber

Thomas S. Weber
Vice President and Controller (Principal Accounting Officer)

Signature page for the U.S. Cellular 2004 Third Quarter Form 10-Q/A