Form 10-Q
period 2005-03-31
UNITED STATES CELLULAR CORP
filed 2005-05-04
CIK 821130

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 1-9712

UNITED STATES CELLULAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	62-1147325

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2005

Common Shares, $1 par value Series A Common Shares, $1 par value	53,604,615 Shares 33,005,877 Shares

UNITED STATES CELLULAR CORPORATION 1ST QUARTER REPORT ON FORM 10-Q INDEX

Page No.
Part I. Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Statements of Operations
Three Months Ended March 31, 2005 and 2004	3

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2005 and 2004	4

Consolidated Balance Sheets
March 31, 2005 and December 31, 2004	5-6

Notes to Consolidated Financial Statements	7-15

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	16
Three Months Ended March 31, 2005 and 2004	18
Recent Accounting Pronouncements	27
Financial Resources	27
Liquidity and Capital Resources	28
Application of Critical Accounting Policies and Estimates	32
Certain Relationships and Related Transactions	37
Safe Harbor Cautionary Statement	38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	42

Part II. Other Information

Item 1. Legal Proceedings	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 5. Other Information	44

Item 6. Exhibits	44

Signatures

PART I. FINANCIAL INFORMATION ITEM I. FINANCIAL STATEMENTS UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$668,792	$619,382
Equipment sales	39,643	38,268

Total Operating Revenues	708,435	657,650

OPERATING EXPENSES
System operations (excluding depreciation, amortization and accretion
expense shown separately below)	140,066	137,523
Cost of equipment sold	126,893	119,888
Selling, general and administrative expense	277,989	258,206
Depreciation, amortization and accretion expense	127,250	113,894
Gain on assets held for sale	—	(143)

Total Operating Expenses	672,198	629,368

OPERATING INCOME	36,237	28,282

INVESTMENT AND OTHER INCOME (EXPENSE)
Investment income	13,919	14,287
Interest and dividend income	2,036	378
Interest (expense)	(20,738)	(20,315)
Gain on investments	551	—
Other income net	200	373

Total Investment and Other Income (Expense)	(4,032)	(5,277)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	32,205	23,005
Income tax expense	12,803	11,661

INCOME BEFORE MINORITY INTEREST	19,402	11,344
Minority share of income	(2,504)	(2,112)

NET INCOME	$16,898	$9,232

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	86,405	86,153
BASIC EARNINGS PER SHARE (Note 4)	$0.20	$0.11

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	87,125	86,704
DILUTED EARNINGS PER SHARE (Note 4)	$0.19	$0.11

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,898	$9,232
Add (Deduct) adjustments to reconcile net income
to net cash provided by operating activities
Depreciation, amortization and accretion	127,250	113,894
Deferred income taxes	10,374	9,991
Investment income	(13,919)	(14,287)
Minority share of income	2,504	2,112
Gain on assets held for sale	—	(143)
Gain on investments	(551)	—
Other noncash expense	1,561	4,766
Changes in assets and liabilities
Change in accounts receivable	12,700	11,796
Change in inventory	7,167	15,120
Change in accounts payable	(57,062)	(68,343)
Change in accrued interest	8,678	2,919
Change in accrued taxes	8,475	5,632
Change in customer deposits and deferred revenues	3,331	6,730
Change in other assets and liabilities	(16,468)	(12,981)

	110,938	86,438

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(112,243)	(100,535)
Cash received from sale of assets	—	96,932
Acquisitions, excluding cash acquired	(120,924)	(40,367)
Distributions from unconsolidated entities	1,394	3,541
Other investing activities	(1,052)	(651)

	(232,825)	(41,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	165,000	230,000
Repayment of notes payable	(60,000)	(145,000)
Repayment of long-term debt - affiliated	—	(105,000)
Common shares reissued	6,892	449
Other financing activities	(61)	(620)

	111,831	(20,171)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,056)	25,187

CASH AND CASH EQUIVALENTS-
Beginning of period	40,922	9,848

End of period	$30,866	$35,035

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS Unaudited

	March 31, 2005	December 31, 2004

	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$30,866	$40,922
Accounts Receivable
Customers, less allowance of $10,262 and $18,277, respectively	245,840	251,943
Roaming	23,039	26,421
Other	40,269	39,285
Inventory	69,751	76,918
Prepaid expenses	32,938	31,507
Deferred tax asset	72,667	83,741
Other current assets	14,998	28,214

	530,368	578,951

INVESTMENTS
Licenses	1,358,725	1,228,801
Goodwill	425,908	425,918
Customer lists, net of accumulated amortization of $36,930 and
$34,630, respectively	22,615	24,915
Marketable equity securities	274,079	282,829
Investments in unconsolidated entities	176,367	162,764
Notes and interest receivable - long-term	4,778	4,885

	2,262,472	2,130,112

PROPERTY, PLANT AND EQUIPMENT
In service and under construction	4,216,083	4,130,551
Less accumulated depreciation	1,787,613	1,690,832

	2,428,470	2,439,719

OTHER DEFERRED CHARGES	31,954	33,145

TOTAL ASSETS	$5,253,264	$5,181,927

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND SHAREHOLDERS’ EQUITY Unaudited

	March 31, 2005	December 31, 2004

	(Dollars in thousands)
CURRENT LIABILITIES
Notes payable	$135,000	$30,000
Accounts payable
Affiliated	5,412	5,314
Trade	197,766	254,926
Customer deposits and deferred revenues	107,909	104,578
Accrued taxes	86,833	78,624
Accrued compensation	25,921	49,116
Other current liabilities	35,045	24,308

	593,886	546,866

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	676,773	680,278
Derivative liability	66,800	70,796
Other deferred liabilities and credits	101,991	94,738

	845,564	845,812

LONG-TERM DEBT	1,160,900	1,160,786

MINORITY INTEREST IN SUBSIDIARIES	42,796	40,373

COMMON STOCKHOLDERS' EQUITY
Common Shares, par value $1 per share; authorized 140,000,000
shares; issued 55,045,684 shares	55,046	55,046
Series A Common Shares, par value $1 per share; authorized
50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006
Additional paid-in capital	1,290,104	1,302,496
Treasury Shares, at cost, 1,441,069 and 1,716,658 Common Shares,
respectively	(79,229)	(99,627)
Accumulated other comprehensive income	28,516	31,393
Retained earnings	1,282,675	1,265,776

	2,610,118	2,588,090

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,253,264	$5,181,927

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accounting policies of United States Cellular Corporation (“U.S. Cellular”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of U.S. Cellular, its majority-owned subsidiaries since acquisition, general partnerships in which U.S. Cellular has a majority partnership interest and any entity where U.S. Cellular has a variable interest that will absorb a majority of the entity’s expected gains or losses, or both. All material intercompany accounts and transactions have been eliminated.

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004, and the cash flows for the three months ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported in the prior year have been reclassified to conform to current period presentation. The reclassifications had no impact on previously reported net income.

2.	Summary of Significant Accounting Policies

Pension Plan

U.S. Cellular participates in a qualified noncontributory defined contribution pension plan sponsored by Telephone and Data Systems, Inc. (“TDS”), U.S. Cellular’s parent organization. The plan provides pension benefits for the employees of U.S. Cellular and its subsidiaries. Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently. Pension costs were $1.8 million and $1.6 million for the three months ended March 31, 2005 and 2004, respectively.

Stock-Based Compensation

U.S Cellular accounts for stock options, stock appreciation rights and employee stock purchase plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.”

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

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands, except per share amounts)
Net Income
As reported	$16,898	$9,232
Pro forma expense	(1,914)	(1,971)

Pro forma net income	$14,984	$7,261

Basic Earnings per Share
As reported	$0.20	$0.11
Pro forma expense per share	(0.02)	(0.02)

Pro forma basic earnings per share	$0.18	$0.09

Diluted Earnings per Share
As reported	$0.19	$0.11
Pro forma expense per share	(0.02)	(0.02)

Pro forma diluted earnings per share	$0.17	$0.09

Service Contract

During the first quarter of 2005, U.S. Cellular revised the accounting for a service contract that provided for scheduled annual increases in payments over the six year life of the contract. U.S. Cellular revised the accounting to recognize expense on a straight line basis rather than on a cash payment basis. In the first quarter of 2005, U.S. Cellular recorded an out-of-period adjustment to system operations expenses of $2,244,000, representing the adjustment to reflect the cumulative effect of the expense that would have been recognized had the straight-line method previously been applied. Operating income was reduced by $2,244,000 while net income, basic and diluted earnings per share decreased by $1,358,000, $0.02 and $0.02, respectively. The adjustment is not considered material to the projected current year or any prior years' earnings, earnings trends or financial statement line items and no prior periods were adjusted.

Recent Accounting Pronouncements

Share-Based Payments

SFAS No. 123 (revised 2004), "Share-Based Payment," was issued in December 2004 and becomes effective for U.S. Cellular in the first quarter of 2006. The statement requires that compensation cost resulting from all share-based payment transactions be recognized in the financial statements. U.S. Cellular has reviewed the provisions of this statement and expects to record compensation expense for certain share-based payment transactions, primarily related to stock options, in the Statement of Operations upon adoption of this standard. See the "Stock-Based Compensation" disclosure above for a pro forma impact on net income and earnings per share.

Conditional Asset Retirement Obligation

FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" was issued in March 2005. It is effective no later than December 31, 2005. This Interpretation clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. U.S. Cellular is currently reviewing the requirement of this Interpretation and has not yet determined the impact, if any, on U.S. Cellular's financial position or results of operations.

3.	Income Taxes

The following table summarizes the effective income tax rates in each of the periods.

	Three Months Ended March 31,

	2005	2004

Effective Tax Rate From
Operations excluding gain on assets held for sale	39.8%	40.0%
Gain on assets held for sale (1)	—	N/M
Income before income taxes and minority interest	39.8%	50.7%
(1)
The effective tax rate in the first quarter of 2004 related to the provision for gain on assets held for sale is not meaningful. Because of the impact on the income tax provision of the completion of the sale of assets to AT&T Wireless Services, Inc. (“AT&T Wireless”) in February 2004, it was necessary for U.S. Cellular to record a tax provision of $2.5 million at the time of this sale. However, book pretax income in the first quarter of 2004 reflected a $143,000 gain on assets held for sale, which was an adjustment of the $22.0 million loss on assets held for sale recorded in the fourth quarter of 2004 when the sale transaction was announced.

4.	Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of Common Shares outstanding during the period. Diluted earnings per share is computed using net income and weighted average Common Shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities included in diluted earnings per share represent incremental shares issuable upon exercise of outstanding stock options.

The amounts used in computing earnings per shares and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

	Three Months Ended March 31,

	2005	2004

	(Dollars and shares in thousands, except earnings per share)

Net income used in basic and diluted earnings per share	$16,898	$9,232

Weighted average number of Common Shares used in
basic earnings per share	86,405	86,153
Effect of Dilutive Securities:
Stock options (1)	720	551
Conversion of convertible debentures (2)	—	—

Weighted average number of Common Shares used in
diluted earnings per share	87,125	86,704

Basic Earnings per Share	$0.20	$0.11

Diluted Earnings per Share	$0.19	$0.11

(1)
Stock options convertible into 242,322 Common Shares were not included in computing Diluted Earnings per share in 2005 because their effects were antidilutive. Stock options convertible into 999,665 Common Shares were not included in computing Diluted Earnings per Share in 2004 because their effects were antidilutive.
(2)	All outstanding convertible debentures were redeemed on July 26, 2004. Convertible debentures convertible into 2,944,347 Common Shares were not included in computing Diluted Earnings per Share in 2004 because their effects were antidilutive.

5.	Marketable Equity Securities

U.S. Cellular and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile movements in share prices. U.S. Cellular and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets. The investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic cellular investments to or settlements with AirTouch Communications, Inc. (“AirTouch”), in exchange for stock of AirTouch, which was then acquired by Vodafone whereby U.S. Cellular received American Depositary Receipts representing Vodafone stock. The investment in Rural Cellular Corporation (“Rural Cellular”) is the result of a consolidation of several cellular partnerships in which U.S. Cellular subsidiaries held interests in Rural Cellular and the distribution of Rural Cellular stock in exchange for these interests.

The market values of the marketable equity securities may fall below the accounting cost basis of such securities. If management determines the decline in value of the marketable equity securities to be other than temporary, the unrealized loss included in Accumulated other comprehensive income is recognized and recorded as a loss in the Statement of Operations.

U.S. Cellular and its subsidiaries have entered into a number of forward contracts related to the marketable equity securities that they hold. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities. The downside risk is hedged at or above the accounting cost basis thereby eliminating the risk of an other-than-temporary loss being recorded on these contracted securities.

Information regarding U.S. Cellular’s marketable equity securities is summarized below.

	March 31, 2005	December 31, 2004

	(Dollars in thousands)
Marketable Equity Securities
Vodafone Group Plc
10,245,370 American Depositary Receipts	$272,117	$280,518
Rural Cellular Corporation
370,882 Common Shares	1,962	2,311

Aggregate fair value	274,079	282,829
Accounting cost, as adjusted	160,161	160,161

Gross unrealized holding gains	113,918	122,668
Deferred income tax (expense)	(44,975)	(48,430)

Net unrealized holding gains	68,943	74,238
Derivative instruments, net of tax	(40,427)	(42,845)

Accumulated other comprehensive income	$28,516	$31,393

6.	Goodwill

U.S. Cellular has substantial amounts of goodwill as a result of the acquisition of wireless markets. The changes in goodwill for the three months ended March 31, 2005 and 2004 were as follows:

	March 31, 2005	December 31, 2004

	(Dollars in thousands)
Balance, beginning of period	$425,918	$430,256
Acquisitions	—	3,649
Other adjustments	(10)	(655)

Balance, end of period	$425,908	$433,250

7.	Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a minority interest. These investments are accounted for using either the equity or cost method.

Significant investments in U.S. Cellular’s unconsolidated entities include the following:

	March 31, 2005	December 31, 2004

Los Angeles SMSA Limited Partnership	5.5%	5.5%
Raleigh-Durham MSA Limited Partnership (1)	—	8.0%
Midwest Wireless Communications, LLC	15.2%	15.2%
North Carolina RSA 1 Partnership	50.0%	50.0%
Oklahoma City SMSA Limited Partnership	14.6%	14.6%

(1)	As a result of an agreement with ALLTEL, U.S. Cellular's investment in this partnership was sold to ALLTEL on November 30, 2004.

Based primarily on data furnished to U.S. Cellular by third parties, the following summarizes the combined results of operations of the wireless entities in which U.S. Cellular’s investments are accounted for by the equity method:

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
Results of Operations
Revenues	$725,000	$643,000
Operating expenses	515,000	472,000

Operating income	210,000	171,000
Other income (expense), net	8,000	4,000

Net Income	$218,000	$175,000

8.	Customer Lists

Customer lists, intangible assets from the acquisition of wireless properties, are being amortized based on average customer retention periods using the declining balance method. The acquisition of certain minority interests in the first quarter of 2004 added $12.9 million to the gross balance of customer lists. Amortization expense was $2.3 million and $3.1 million for the first quarter of 2005 and 2004, respectively. Amortization expense for the remainder of 2005 and for the years 2006-2009 is expected to be $5.9 million, $5.4 million, $3.6 million, $2.4 million and $1.6 million, respectively.

9.	Property, Plant and Equipment

The capitalized costs of developing information systems, “system development costs,” and the related accumulated amortization has been reclassified from Deferred Charges to Property, Plant and Equipment on the Balance Sheet.

U.S. Cellular reviews the useful lives of its property, plant and equipment, including leasehold improvements, annually during the first quarter. The useful lives of all leasehold improvements range from three to ten years; for leasehold improvements related to cell site leases entered into in 2005, the useful life was changed to four years, compared to ten years on leasehold improvements related to cell site leases entered into prior to 2005. This change better approximates the shorter of the assets’ economic lives or the specific lease terms.

10.	Revolving Credit Facilities

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At March 31, 2005, this credit facility had $564.8 million available for use, net of borrowings of $135.0 million and outstanding letters of credit of $0.2 million. This credit facility expires in December 2009. Borrowings bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating. At March 31, 2005, the contractual spread was 30 basis points (the one-month LIBOR was 2.87% at March 31, 2005). Under certain circumstances, with less than two days’ notice of intent to borrow, interest on borrowings are at the prime rate less 50 basis points (the prime rate was 5.75% at March 31, 2005).

11.	Asset Retirement Obligation

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Legal obligations include obligations to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located. U.S. Cellular is also required to return leased retail store premises and office space to their pre-existing conditions. U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS No. 143, “Accounting for Asset Retirement Obligations,” and has recorded a liability, which is included in other deferred liabilities and credits in the Balance Sheet, and related asset retirement obligation accretion expense, which is reflected in depreciation, amortization and accretion expense in the Statement of Operations.

The table below summarizes the change in asset retirement obligation during the three months ended March 31, 2005 and 2004.

	March 31, 2005	December 31, 2004

	(Dollars in thousands)
Balance, beginning of period	$72,534	$64,501
Additional liabilities accrued	678	200
Accretion expense	1,792	1,231
Disposition of assets (1)	—	(1,635)

Balance, end of period	$75,004	$64,297

(1)	This change in the asset retirement obligation relates to those obligations which were associated with the properties sold to AT&T Wireless in February 2004 and are no longer obligations of U.S. Cellular.

12.	Intercompany Note Repayment

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

13.	Minority Interest in Subsidiaries

Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” certain minority interests in consolidated entities with finite lives may meet the standard’s definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement assuming an orderly liquidation of the finite-lived entity, net of estimated liquidation costs (the “settlement value”). U.S. Cellular’s consolidated financial statements include such minority interests that meet the standard’s definition of mandatorily redeemable financial instruments. These mandatorily redeemable minority interests represent interests held by third parties in consolidated partnerships and limited liability companies (“LLCs”), where the terms of the underlying partnership or LLC agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the minority interest holders and U.S. Cellular in accordance with the respective partnership and LLC agreements. The termination dates of U.S. Cellular’s mandatorily redeemable minority interests range from 2042 to 2103.

The settlement value of U.S. Cellular’s mandatorily redeemable minority interests was estimated to be $138.2 million at March 31, 2005. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on March 31, 2005, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FSP No. FAS 150-3; U.S. Cellular has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at March 31, 2005 was $38.8 million and is included in the Balance Sheet caption Minority interest in subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $99.4 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

14.	Common Share Repurchase Program

U.S. Cellular’s primary repurchase program expired in December 2003. However, U.S. Cellular has an ongoing authorization to repurchase a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans. No U.S. Cellular Common Shares were repurchased in the first quarter of 2005 or 2004.

15.	Acquisitions, Divestitures and Exchanges

First Quarter 2005 Activity

U.S. Cellular is a limited partner in Carroll Wireless, L.P. (“Carroll Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 58. Carroll Wireless was qualified to bid on spectrum which was available only to companies that fall under the FCC definition of “designated entities,” which are small businesses that have a limited amount of assets. Carroll Wireless was a successful bidder for 17 licensed areas in Auction 58, which ended on February 15, 2005. The aggregate amount due to the FCC for the 17 licenses is $129.9 million, net of all bidding credits to which Carroll Wireless is entitled as a designated entity. These 17 licensed areas cover portions of 11 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

In March 2005, Carroll Wireless increased the amount on deposit with the FCC to $129.9 million, from $9 million initially deposited in 2004, and filed an application with the FCC seeking a grant of the subject licenses. U.S. Cellular expects that the FCC will grant the licenses in the second quarter of 2005. The $129.9 million deposited with the FCC is included in licenses on the Balance Sheet. U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial reporting purposes, pursuant to the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), as U.S. Cellular anticipates absorbing a majority of Carroll Wireless’ expected gains or losses.

Carroll Wireless is in the process of developing its long-term business and financing plans. As of March 31, 2005, U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $130 million. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Carroll Wireless and/or its general partner; however, U.S. Cellular has not entered into any commitments to provide Carroll Wireless with any financing beyond the $130 million it has provided to date.

In the first quarter of 2005, U.S. Cellular adjusted the gain on investments related to its sale to ALLTEL of certain wireless properties on November 30, 2004. The adjustment increased the total gain on investment from this transaction by $0.6 million due to a working capital adjustment which was finalized in the first quarter of 2005 related to the entities sold in which U.S. Cellular previously owned a noncontrolling investment interest.

First Quarter 2004 Activity

On February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless for $96.9 million in cash, subject to a working capital adjustment. The U.S. Cellular markets sold to AT&T Wireless included wireless assets and customers in six cellular markets. An aggregate loss of $21.3 million (including a $22.0 million estimate of the loss on assets held for sale in the fourth quarter of 2003 and subsequent $0.1 million and $0.6 million reductions of the loss in the first and second quarters of 2004, respectively) was recorded as a loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets sold to AT&T Wireless and the cash received in the transaction. The results of operations of the markets sold to AT&T Wireless were included in results of operations through February 17, 2004.

In the first quarter of 2004, U.S. Cellular purchased certain minority interests in several wireless markets in which it already owned a controlling interest for $40.4 million in cash. These acquisitions increased investment in licenses, goodwill and customer lists by $2.7 million, $3.6 million and $12.9 million, respectively in the first quarter of 2004.

16.	Accumulated Other Comprehensive Income

The cumulative balances of unrealized gains and (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows:

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$74,238	$60,509
Add (deduct):
Unrealized gains (losses) on marketable equity securities	(8,750)	(11,786)
Income tax (expense) benefit	3,455	4,663

Net change in unrealized gains (losses) on marketable equity securities in
comprehensive income	(5,295)	(7,123)

Balance, end of period	68,943	53,386

Derivative Instruments
Balance, beginning of period	(42,845)	(33,720)
Add (deduct):
Unrealized gain on derivative instruments	3,996	12,294
Income tax (expense)	(1,578)	(4,855)

Net change in unrealized gains (losses) on derivative instruments included in
comprehensive income	2,418	7,439
Balance, end of period	$(40,427)	$(26,281)

Accumulated Other Comprehensive Income
Balance, beginning of period	$31,393	$26,789
Net change in marketable equity securities	(5,295)	(7,123)
Net change in derivative instruments	2,418	7,439

Net change in unrealized gains (losses) included in comprehensive income	(2,877)	316

Balance, end of period	$28,516	$27,105

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
Comprehensive Income
Net Income	$16,898	$9,232
Net change in unrealized gains (losses) on marketable equity securities
and derivative instruments	(2,877)	316

	$14,021	$9,548

17.	Commitments and Contingencies

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

Legal Proceedings

U.S. Cellular is involved in a number of legal proceedings before the FCC and various state and federal courts. If U.S. Cellular believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. The assessment of legal proceedings is a highly subjective process that requires judgments about future events. The legal proceedings are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of proceedings may differ materially from amounts accrued in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

United States Cellular Corporation (“U.S. Cellular” — AMEX symbol: USM) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 81.7%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”).

The following discussion and analysis should be read in conjunction with U.S. Cellular’s interim consolidated financial statements and footnotes included herein, and with its audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2004.

SUMMARY OF HOLDINGS

U.S. Cellular owned, or had the right to acquire pursuant to certain agreements, either majority or minority interests in 229 wireless markets at March 31, 2005. A summary of the number of markets U.S. Cellular owns or has rights to acquire as of March 31, 2005 follows:

Number of Markets

Consolidated markets (1)	175
Consolidated markets to be acquired pursuant to existing agreements (2)	30
Minority interests accounted for using equity method (3)	19
Minority interests accounted for using cost method (4)	5

Total markets to be owned after completion of pending transactions	229

(1)	U.S. Cellular owns a controlling interest in each of these markets.

(2)	U.S. Cellular owns rights to acquire controlling interests in 30 additional wireless licenses, 20 of which result from an acquisition agreement with AT&T Wireless Services, Inc. (“AT&T Wireless”), now Cingular Wireless LLC (“Cingular”), which closed in August 2003. U.S. Cellular has up to five years from the transaction closing date to exercise its rights to acquire the licenses.
Carroll Wireless, L.P. (“Carroll Wireless”), an entity in which U.S. Cellular owns a controlling interest for financial reporting purposes, was the winning bidder of 17 wireless licenses in the auction of wireless spectrum designated by the Federal Communications Commission (“FCC”) as Auction 58. Of the 17 licenses for which it was the winning bidder, eight are in markets in which U.S. Cellular currently owns spectrum; the other nine markets represent markets which are incremental to U.S. Cellular’s currently owned or acquirable markets.
In a separate agreement, U.S. Cellular agreed to purchase a controlling interest in one license from Cingular. U.S. Cellular completed such purchase from Cingular on April 1, 2005.

(3)	Represents licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the equity method.

(4)	Represents licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the cost method.

OVERVIEW

The following is a summary of certain selected information from the complete management discussion that follows the overview and does not contain all of the information that may be important. You should carefully read this entire Management’s Discussion and Analysis of Financial Condition and Results of Operations and not rely solely on the overview.

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

U.S. Cellular’s operating income in the three months ended March 31, 2005 increased $7.9 million, or 28%, to $36.2 million from $28.3 million in 2004. The operating income margins (as a percent of service revenues) were 5.4% in 2005 and 4.6% in 2004. Although operating income and margins improved in 2005, U.S. Cellular expects that there will be continued pressure on operating income and margins in the next few years related to the following factors:

  costs of customer acquisition and retention;
  effects of competition;
  increased customer use of its services;
  launching service in new areas;
  reduced inbound roaming revenues; and
  continued enhancements to its wireless networks.

The effects of these factors are expected to be mitigated to some extent by the following factors:

  reduced per minute costs for usage on U.S. Cellular's network and for outbound roaming usage;
  expansion of revenues from additional customers, data-related services and newly launched markets; and
  reduced amortization expense as the customer list asset balances decline.

See “Results of Operations.”

Financing Initiatives

U.S. Cellular has recently received or will receive licenses that will be in a development phase for several years. U.S. Cellular anticipates that it may require financing over the next few years for capital expenditures, for the development of these new markets and to further its growth in recently launched markets. U.S. Cellular may also determine to finance the development of some or all of the 17 licenses for which Carroll Wireless, L.P. (“Carroll Wireless”) was the winning bidder in the auction of wireless spectrum designated by the Federal Communications Commission (“FCC”) as Auction 58. U.S. Cellular consolidates Carroll Wireless and its general partner, Carroll PCS, Inc., for financial reporting purposes, pursuant to the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”).

Carroll Wireless is in the process of developing its long-term business and financing plans. As of March 31, 2005, U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $130 million. Pending finalization of Carroll Wireless’s permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Carroll Wireless and/or its general partner; however, U.S. Cellular has not entered into any commitments to provide Carroll Wireless with any financing beyond the $130 million it has provided to date.

U.S. Cellular had Cash and cash equivalents totaling $30.9 million and had $564.8 million of availability under its revolving credit facilities as of March 31, 2005. U.S. Cellular is also generating substantial cash flows from operations. Cash flow from operating activities totaled $110.9 million during the first three months of 2005. In addition, U.S. Cellular has access to public and private capital markets to help meet its long-term financing needs. Management believes that cash on hand, expected future cash flows from operations and sources of external financing provide substantial financial flexibility and are sufficient to permit U.S. Cellular to finance its contractual obligations and anticipated capital expenditures. U.S. Cellular continues to seek to maintain a strong Balance Sheet and an investment grade credit rating.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	Three Months Ended or At March 31,

	2005	2004

As of March 31, (1a)
Total market population (2)	44,576,000	45,581,000
Customers (3)	5,127,000	4,547,000
Market penetration (4)	11.50%	9.98%
Total full-time equivalent employees	7,000	6,175
Cell sites in service	4,899	4,122
For the Three Months Ended March 31, (1b)
Total net customer additions (5)	182,000	196,000
Net customer additions (5)	123,000	144,000
Average monthly service revenue per customer (6)	$44.28	$46.16
Postpay churn rate per month (7)	1.5%	1.3%
Sales and marketing cost per gross customer addition (8)	$394	$371

(1a)	Amounts in 2005 do not include (i) the six markets sold to AT&T Wireless in February 2004, or (ii) the two markets sold to ALLTEL in November 2004. Amounts in 2004 do not include the six markets sold to AT&T Wireless in February 2004.

(1b)	Amounts in 2004 include (i) the results of the six markets sold to AT&T Wireless in February 2004 from January 1, 2004 through February 17, 2004; and (ii) the results of the two markets sold to ALLTEL in November 2004 for the entire period. Amounts in 2005 exclude (i) the results of the six markets sold to AT&T Wireless in February 2004 for the entire period; and (ii) the results of the two markets sold to ALLTEL in November 2004 for the entire period.

(2)	Represents 100% of the population of the markets in which U.S. Cellular has a controlling financial interest for financial reporting purposes, including one additional market consolidated at March 31, 2004, pursuant to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”) as of January 1, 2004. This market was subsequently sold in November 2004 and not included at March 31, 2005. The total market population of the six markets sold to AT&T Wireless in February 2004 is not included in the amounts for 2005 or 2004, as the customers sold to AT&T Wireless are not included in U.S. Cellular’s consolidated customer base as of March 31, 2005 or 2004.

(3)	U.S. Cellular’s customer base consists of the following types of customers:

	March 31,

	2005	2004

Customers on postpay service plans in which the end user
is a customer of U.S. Cellular ("postpay customers")	4,378,000	4,041,000

End user customers acquired through U.S. Cellular's
agreement with a third party ("reseller customers") *	526,000	367,000

Total postpay customer base	4,904,000	4,408,000
Customers on prepaid service plans in which the end user
is a customer of U.S. Cellular ("prepaid customers")	223,000	139,000

Total customers	5,127,000	4,547,000

* Pursuant to its agreement with the third party, U.S. Cellular is compensated by the third party on a postpay basis; as a result, all customers U.S. Cellular has acquired through this agreement are considered to be postpay customers.

(4)	Calculated using 2004 and 2003 Claritas population estimates for 2005 and 2004, respectively. “Total market population” is used only for the purposes of calculating market penetration, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets).

(5)	“Net customer additions” represents the number of net customers added to U.S. Cellular’s overall customer base through all of its marketing distribution channels, excluding any customers transferred through acquisition or divestiture activity. “Net retail customer additions” represents the number of net customers added to U.S. Cellular’s customer base, excluding its reseller customer base, through its marketing distribution channels, excluding any customers transferred through acquisition or divestiture activity. Full-year 2005 estimates for U.S. Cellular’s net retail customer additions are included in the overall discussion of full-year 2005 estimates under “Operating Income.”

(6)	Management uses this measurement to assess the amount of service revenue U.S. Cellular generates each month on a per unit basis. Variances in this measurement are monitored and compared to variances in expenses on a per unit basis. Average monthly service revenue per customer is calculated as follows:

	Three Months Ended March 31,

	2005	2004

Service Revenues per Statement of Operations	$668,792	$619,382
Divided by average customers during period (000s) *	5,035	4,473
Divided by number of months in each period	3	3

Average monthly service revenue per customer	$44.28	$46.16

*	“Average customers during period” is calculated by adding the number of total customers, including reseller customers, at the beginning of the first month of each period and at the end of each month in the period and dividing by the number of months in the period plus one. Acquired and divested customers are included in the calculation on a prorated basis for the amount of time U.S. Cellular owned such customers during each period.

(7)	Postpay churn rate per month represents the percentage of the postpay customer base that disconnects service each month, including both postpay customers and reseller customer numbers. Reseller customers can disconnect service without the associated account number being disconnected from U.S. Cellular’s network if the reseller elects to reuse the customer telephone number; as a result, only those reseller customer numbers that are disconnected from U.S. Cellular’s network are counted in the number of postpay disconnects. The calculation divides the total number of postpay and reseller customers who disconnect service during the period by the number of months in such period, and then divides that quotient by the average monthly postpay customer base, which includes both postpay and reseller customers, for such period.

(8)	For a discussion of the components of this calculation, see “Operating Expenses – Selling, General and Administrative.”

On February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless for $96.9 million in cash, subject to a working capital adjustment. The U.S. Cellular markets sold to AT&T Wireless included wireless assets and customers in six cellular markets. The southern Texas markets sold to AT&T Wireless are included in consolidated operations from January 1, 2004 through February 17, 2004.

Operating revenues increased $50.7 million, or 8%, to $708.4 million in 2005 from $657.7 million in 2004.

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
Retail service	$589,674	$540,228
Inbound roaming	29,883	42,499
Long-distance and other service revenues	49,235	36,655

Service Revenues	668,792	619,382
Equipment sales	39,643	38,268

	$708,435	$657,650

Service revenues increased $49.4 million, or 8%, to $668.8 million in 2005 from $619.4 million in 2004. Service revenues primarily consist of: (i) charges for access, airtime, roaming and value-added services provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems. The increase was primarily due to the growing number of retail customers. Monthly service revenue per customer averaged $44.28 in the first three months of 2005, and $46.16 in the first three months of 2004. See footnote 6 to the table above for the calculation of average monthly service revenue per customer.

Retail service revenues increased $49.5 million, or 9%, to $589.7 million in 2005 from $540.2 million in 2004. Growth in U.S. Cellular’s customer base, an increase in average monthly retail minutes of use per customer and growth in revenue from data services were the primary reasons for the increase in retail service revenue. The number of customers increased 13% to 5,127,000 at March 31, 2005, from 4,547,000 at March 31, 2004, primarily reflecting 613,000 net new customer additions from U.S. Cellular’s marketing (including reseller) distribution channels over the past twelve months. Revenues from data products and services increased to $28.8 million in 2005 from $10.8 million in 2004, as U.S. Cellular’s easyedgeSM products were enhanced and made available in all of its markets. Monthly retail minutes of use per customer increased to 584 in 2005 from 491 in 2004. The increase in monthly local retail minutes of use was driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. Management anticipates that growth in the customer base in U.S. Cellular’s wireless markets will be slower in the future, primarily as a result of the increased competition in its markets and the increasing maturity of the wireless marketplace. However, as U.S. Cellular expands its operations in its recently acquired and launched markets in future years, it anticipates adding customers and revenues in those markets.

The impact on retail service revenue of the increase in average monthly retail minutes of use was offset by a decrease in average revenue per minute of use in 2005. Additionally, the percentage of U.S. Cellular’s customer base represented by prepaid and reseller customers, which generate less revenue per customer on average than postpay customers, increased from 11% at March 31, 2004 to 15% at March 31, 2005. Also, as of January 1, 2005, U.S. Cellular changed its accounting for certain fees charged when customers disconnect service prior to the end of their contracts, to begin recording revenue for such fees only as collected. This change reduced both retail service revenues and bad debt expense by $7.7 million compared to 2004 when it recorded both revenue and bad debt expense related to such fees.

As a result, average monthly retail service revenue per customer decreased 3% to $39.04 in 2005 from $40.26 in 2004. The decrease in average revenue per minute of use reflects the effects of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans.

Management anticipates that U.S. Cellular’s average revenue per minute of use will continue to decline in the future, reflecting increased competition and penetration of the consumer market.

Inbound roaming revenues decreased $12.6 million, or 30%, to $29.9 million in 2005 from $42.5 million in 2004. The decrease in revenue primarily related to the decrease in revenue per roaming minute of use, partially offset by an increase in roaming minutes of use. Also contributing to the decrease in inbound roaming revenue in 2005 was the effect of the sale of markets to AT&T Wireless and ALLTEL in 2004; these markets had historically provided substantial amounts of inbound roaming revenue. The decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates. The increase in inbound roaming minutes of use was primarily driven by the overall growth in the number of customers throughout the wireless industry.

Management anticipates that the rate of growth in inbound roaming minutes of use will continue to slow down due to these factors:

  newer customers may roam less than existing customers, reflecting further penetration of the consumer market;
  U.S. Cellular's roaming partners may switch their business from U.S. Cellular to other operators or to their own systems; and
  as certain wireless operators convert their networks to Global System for Mobile Communication ("GSM") digital technology, which U.S. Cellular only supports through its analog service and in some cases through its Time Division Multiple Access ("TDMA") service, those operators may switch their business to other operators which offer GSM service.

Management also anticipates that average inbound roaming revenue per minute of use will continue to decline, reflecting the continued general downward trend in negotiated rates.

Long-distance and other service revenues increased $12.5 million, or 34%, to $49.2 million in 2005 from $36.7 million in 2004. The increase primarily reflected a $13.1 million increase in competitive eligible telecommunications carrier funds received for the states in which U.S. Cellular is eligible to receive such funds. Of this amount, approximately $5.1 million represented a one-time reimbursement related to filings for prior periods. This increase was partially offset by a $1.2 million decrease in long-distance revenue, which primarily reflected price reductions related to long-distance charges on roaming minutes of use as well as U.S. Cellular’s increasing use of pricing plans for its retail customers which include long-distance calling at no additional charge.

Equipment sales revenues increased $1.3 million, or 3%, to $39.6 million in 2005 from $38.3 million in 2004. U.S. Cellular includes in its equipment sales revenues any handsets and related accessories sold to its customers, whether the customers are new to U.S. Cellular or are current customers who are changing handsets. U.S. Cellular also sells handsets to its agents at a price approximately equal to U.S. Cellular’s cost, before applying any rebates. Selling handsets to agents enables U.S. Cellular to provide better control over handset quality, establish roaming preferences and pass along quantity discounts. Management anticipates that it will continue to sell handsets to agents in the future, and that it will continue to provide rebates to agents who provide handsets to new and current customers. Equipment sales revenues have grown less significantly than cost of equipment sold in the three months ended March 31, 2005 due to the continued substantial discounting of handsets. This trend is occurring throughout the wireless industry.

Equipment sales revenues from handset sales to agents are recognized upon delivery of the related products to the agents, net of anticipated agent rebates. In most cases, the agents receive the rebate from U.S. Cellular at the time these agents provide handsets to sign up new customers or retain current customers.

Customers added to U.S. Cellular’s customer base through its marketing distribution channels (“gross customer activations”), one of the primary drivers of equipment sales revenues, increased 7% in 2005. The revenues from handsets provided to current customers for retention purposes declined slightly, partially reducing the growth in equipment sales revenues. In 2005, U.S. Cellular continued to focus on retaining customers by offering existing customers new handsets similar to those offered to new customers as the expiration dates of customers’ service contracts approached; the volume of such transactions declined in 2005 compared to 2004.

Operating expenses increased $42.8 million, or 7%, to $672.2 million in 2005 from $629.4 million in 2004.

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
System operations (exclusive of depreciation,
amortization and accretion included below)	$140,066	$137,523
Cost of equipment sold	126,893	119,888
Selling, general and administrative	277,989	258,206
Depreciation, amortization and accretion	127,250	113,894
(Gain) loss on assets held for sale	—	(143)

	$672,198	$629,368

System operations expenses (excluding depreciation, amortization and accretion) increased $2.6 million, or 2%, to $140.1 million in 2005 from $137.5 million in 2004. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. The factors affecting system operations expenses in 2005 were as follows:

  a 19% increase in the number of cell sites within U.S. Cellular's systems, to 4,899 in 2005 from 4,122 in 2004, as U.S. Cellular continues to expand and enhance coverage in its service areas by launching operations in new markets and continuing growth in existing markets;
  increases in minutes of use on U.S. Cellular's systems and by its customers using other systems when roaming; and
  an ongoing reduction both in the per-minute cost of usage on U.S. Cellular's systems and in negotiated roaming rates

System operations expenses were also affected by the following:

  maintenance, utility and cell site expenses increased $8.3 million as the number of cell sites increased 19% in 2005;
  the cost of minutes of use on U.S. Cellular's systems increased $9.2 million, or 20%, as total minutes used on U.S. Cellular's systems increased 35% in 2005;
  the effect of revising the accounting for a service contract to recognize expense on a straight-line basis rather than on a cash payment basis, which resulted in an out-of-period adjustment that increased system operations expenses by $2.2 million; and
  expenses incurred when U.S. Cellular's customers used other systems while roaming decreased $14.9 million, or 30%, due to the reduction in cost per minute, primarily resulting from the reduction in negotiated roaming rates; the availability of U.S. Cellular systems in markets launched in 2004 which largely eliminated the need for its customers to incur more expensive roaming charges in those markets; and the sales of markets to AT&T Wireless and ALLTEL in 2004.

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

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage both on U.S. Cellular’s systems and on other carriers’ networks. As the recently launched markets have historically been among U.S. Cellular’s customers’ most popular roaming destinations, management anticipates that the continued integration of these markets into its operations will result in a further increase in minutes of use by U.S. Cellular’s customers on its systems and a corresponding decrease in minutes of use by its customers on other systems, resulting in a lower overall increase in minutes of use by U.S. Cellular’s customers on other systems. Such a shift in minutes of use should reduce U.S. Cellular’s per-minute cost of usage in the future, to the extent that its customers use its systems rather than other carriers’ networks.

Cost of equipment sold increased $7.0 million, or 6%, to $126.9 million in 2005 from $119.9 million in 2004. The increase was primarily due to the 7% increase in gross customer activations. In addition, the overall cost per handset increased in the first three months of 2005 as more customers purchased higher priced, data-enabled handsets. These handsets are required for customers to access U.S. Cellular’s easyedgeSM suite of services. These effects were partially offset by a decrease in the cost of handsets provided to customers for retention purposes as the number of retention transactions decreased in 2005.

Selling, general and administrative expenses increased $19.8 million, or 8%, to $278.0 million in 2005 from $258.2 million in 2004. Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers, the costs of serving customers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in the first three months of 2005 is primarily due to the increase in employee-related expenses associated with acquiring, serving and retaining customers, primarily as a result of the 13% increase in U.S. Cellular’s customer base and a 13% increase in full-time equivalent employees. Selling, general and administrative expenses were also affected by the following factors:

  a $5.2 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects;
  a $3.5 million decrease in amounts billed to AT&T Wireless and ALLTEL for transition services, which were provided subsequent to the completion of the sale and exchange transactions with those companies; such billings offset selling, general and administrative expenses U.S. Cellular incurred to provide such services;
  a $2.4 million increase in expenses related to payments into the federal universal service fund, primarily driven by an increase in retail service revenues, upon which payments into the fund are based; most of these payments are offset by increases in retail service revenues for amounts passed through to customers; and
  a $7.5 million decrease in bad debt expense, primarily attributable to a change in U.S. Cellular's accounting as of January 1, 2005 for certain fees charged when customers disconnect service prior to the end of their contracts; in 2005, U.S. Cellular began recording revenue for such fees only as collected, reducing both retail service revenues and bad debt expense by $7.7 million compared to 2004 when it recorded both revenue and bad debt expense related to such fees.

Sales and marketing cost per gross customer activation increased 6% to $394 in 2005 from $371 in 2004, primarily due to increased handset subsidies. Management uses this measurement to assess both the cost of acquiring customers on a per gross customer activation basis and the efficiency of its marketing efforts. Sales and marketing cost per gross customer activation is not calculable using financial information derived directly from the Statement of Operations. The definition of sales and marketing cost per gross customer activation that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similarly titled measures that are reported by other companies.

Below is a summary of sales and marketing cost per gross customer activation for each period:

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the
acquisition of new customers (1)	$120,386	$110,458
Cost of equipment sold to new customers (2)	95,242	83,458
Less equipment sales revenue from new customers (3)	(47,793)	(46,463)

Total costs	$167,835	$147,453
Gross customer activations (000s) (4)	426	397

Sales and marketing cost per gross customer activation	$394	$371

(1)	Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
Selling, general and administrative expenses, as reported	$277,989	$258,206
Less expenses related to serving and retaining customers	(157,603)	(147,748)

Selling, general and administrative expenses related to
the acquisition of new customers	$120,386	$110,458

(2)	Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
Cost of equipment sold as reported	$126,893	$119,888
Less cost of equipment sold related to the retention of
existing customers	(31,651)	(36,430)

Cost of equipment sold to new customers	$95,242	$83,458

(3)	Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
Equipment sales revenue as reported	$39,643	$38,268
Less equipment sales revenues related to the retention of
existing customers, excluding agent rebates	(5,437)	(6,048)
Add agent rebate reductions of equipment sales revenues
related to the retention of existing customers	13,587	14,243

Equipment sales revenues from new customers	$47,793	$46,463

(4)	Gross customer activations represent customers added to U.S. Cellular's customer base through its marketing distribution channels, including customers added through third party resellers, during respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), decreased 9% to $13.07 in 2005 from $14.34 in 2004. Management uses this measurement to assess the cost of serving and retaining its customers on a per unit basis.

This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative
expenses as reported	$277,989	$258,206
Less selling, general and administrative expenses
related to the acquisition of new customers	(120,386)	(110,458)
Add cost of equipment sold related to the
retention of existing customers	31,651	36,430
Less equipment sales revenues related to the
retention of existing customers, excluding agent rebates	(5,437)	(6,048)
Add agent rebate reductions of equipment sales
revenues related to the retention of existing customers	13,587	14,243

Net cost of serving and retaining customers	$197,404	$192,373
Divided by average customers during period (000s) (2)	5,035	4,473
Divided by three months in each period	3	3

Average monthly general and administrative expenses
per customer	$13.07	$14.34

(1)	These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.

(2)	Average customers for the three month periods were previously defined in footnote 6 to the table of summarized operating data.

Depreciation, amortization and accretion expense increased $13.4 million, or 12%, to $127.3 million in 2005 from $113.9 million in 2004. The majority of the increase reflects rising average fixed asset balances, which increased 13% in 2005. Increased fixed asset balances in 2005 resulted from the following factors:

  the addition of 777 cell sites to U.S. Cellular's network since March 31, 2004; new cell sites were built to improve coverage and capacity in U.S. Cellular's markets, both in currently served areas as well as in areas where U.S. Cellular has launched or is preparing to launch commercial service; and
  the addition of digital radio channels and switching capacity to U.S. Cellular's network to accommodate increased usage.

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

In 2005, additional depreciation expense was recorded related to the following:

  $4.3 million of writeoffs of fixed assets related to the disposal of assets or trade-in of older assets for replacement assets; and
  $2.3 million of writeoffs of TDMA equipment related to its disposal or consignment for future sale.

In 2004, $7.4 million of additional depreciation expense was recorded to reflect the change in useful lives of certain TDMA radio equipment, switch software and antenna equipment.

Amortization expense decreased $1.8 million, or 16%, to $9.4 million in 2005 from $11.2 million in 2004, primarily representing a $1.2 million decrease in amortization related to the customer list intangible assets and other amortizable assets acquired in the Chicago market transaction during 2002, and a $1.1 million decrease in the amortization of U.S. Cellular’s office systems, including its customer billing and information system.

Operating Income

Operating income increased $7.9 million, or 28%, to $36.2 million in 2005 from $28.3 million in 2004. The operating income margins (as a percent of service revenues) were 5.4% in 2005 and 4.6% in 2004. The increase in operating income and operating income margin in 2005 reflects increased service revenues, primarily driven by growth in the number of customers served by U.S. Cellular’s systems, partially offset by the following factors:

  increased minutes of use and cell sites in service;
  increased selling, general and administrative expense, primarily due to the increase in expenses related to acquiring, serving and retaining additional customers;
  increased equipment subsidies, primarily due to the increase in the number of handsets sold to new customers as well as the increased subsidy per handset; and
  increased depreciation expense, primarily driven by an increase in average fixed assets related to ongoing improvements to U.S. Cellular's wireless network.

U.S. Cellular expects most of the above factors to continue to have an effect on operating income and operating margins for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause operating income and operating margins to fluctuate over the next several quarters.

U.S. Cellular plans to incur additional expenses during the 2005 as it competes in its established markets and in recently launched markets. Additionally, U.S. Cellular plans to build out its network into other as yet unserved portions of its licensed areas, and expects to begin sales and marketing operations in the St. Louis area in 2005 and in other areas in subsequent years. U.S. Cellular launched its brand of data-related wireless services in many of its markets in the second half of 2003, and expects to incur expenses related to its continued marketing of data-related wireless services in the next few years.

As a result, depending on the timing and effectiveness of these initiatives, U.S. Cellular anticipates that operating income will range from $180 million to $220 million for the full year of 2005, including approximately $530 million of anticipated depreciation, amortization and accretion expenses, compared to $177.8 million of operating income in 2004.

U.S. Cellular anticipates that service revenues will total approximately $2.9 billion for the full year of 2005, compared to service revenues of $2.65 billion in 2004. The anticipated service revenue growth in 2005 reflects the continued growth in U.S. Cellular’s customer base and the continued marketing of data-related wireless services in its markets.

Depending on the timing and effectiveness of its marketing efforts, U.S. Cellular anticipates that net retail customer activations, excluding net customer activations from its reseller distribution channels, will total 475,000 to 525,000 for the full year of 2005.

The above estimates of 2005 operating income; depreciation, amortization and accretion expenses; service revenues; and net retail customer activations include the impact of commercially launching service in the St. Louis market during the third quarter of 2005. These estimates were initially announced by U.S. Cellular on March 18, 2005 and continue to represent management’s views as of the date of filing of this Form 10-Q. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise.

U.S. Cellular anticipates that its net costs associated with customer growth, service and retention, initiation of new services, launches in new markets and fixed asset additions will continue to grow. U.S. Cellular anticipates that its net customer retention costs will increase in the future as its customer base grows, as competitive pressures continue and as per unit handset costs increase without compensating increases in the per unit sales price of handsets to customers and agents.

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

Investment and Other Income (Expense) totaled $(4.0) million in 2005 and $(5.3) million in 2004.

Investment income decreased $0.4 million, or 3%, to $13.9 million in 2005 from $14.3 million in 2004. Investment income primarily represents U.S. Cellular’s share of net income from the markets managed by others that are accounted for by the equity method. Los Angeles SMSA Limited Partnership continues to contribute a significant portion of the total investment income in 2005. U.S. Cellular estimates equity income for the Los Angeles investment and most other investments based on the prior quarter’s actual income. The decrease in investment income is primarily the result of the divestitures of certain investment markets to ALLTEL in November 2004.

Interest and dividend income increased $1.6 million to $2.0 million in 2005 from $0.4 million in 2004. Interest income primarily includes interest earned on U.S. Cellular cash balances.

Interest (expense) increased $0.4 million, or 2%, to $20.7 million in 2005 from $20.3 million in 2004. Interest expense in 2005 is primarily related to U.S. Cellular’s 6.7% senior notes ($9.3 million); its 7.5% senior notes ($6.3 million); its 8.75% senior notes ($2.8 million); its Vodafone forward contracts ($1.2 million); and its revolving credit facility with a series of banks ($0.6 million).

Interest expense in 2004 is primarily related to U.S. Cellular’s 6.7% senior notes ($7.5 million); its 7.25% senior notes ($4.6 million); its 8.75% senior notes ($2.9 million); its Liquid Yield Option Notes ($2.5 million); its Intercompany Note with TDS (the “Intercompany Note”) ($0.9 million); its revolving credit facilities with a series of banks ($0.8 million); and its Vodafone forward contracts ($0.7 million). The Liquid Yield Option Notes, the 7.25% senior notes and the Intercompany Note were paid off in 2004.

The Liquid Yield Option Notes, which were 6% zero coupon convertible debentures, were redeemed as of July 26, 2004. U.S. Cellular’s $250 million principal amount of 7.25% senior notes were redeemed on August 16, 2004.

U.S. Cellular’s $544 million principal amount of 6.7% senior notes are unsecured and are due in December 2033. Interest on such notes is payable semi-annually on June 15 and December 15 of each year. U.S. Cellular originally issued $444 million of the 6.7% notes in December 2003 in order to reduce the use of its revolving credit facility and the related interest rate risk. An additional $100 million of such notes was issued in June 2004. The proceeds of such additional issuance, together with the proceeds of the 7.5% notes discussed below, were used to redeem the Liquid Yield Option Notes on July 26, 2004. The balance of the net proceeds, together with borrowings under the revolving credit agreement, was used to redeem all of U.S. Cellular’s 7.25% senior notes on August 16, 2004.

In June 2004, U.S. Cellular issued $330 million in aggregate principal amount of 7.5% senior notes due 2034. These notes are unsecured and interest on such notes is payable quarterly on March 15, June 15, September 15 and December 15 of each year.

U.S. Cellular’s $130 million principal amount of 8.75% senior notes are unsecured and are due in November 2032. Interest on such notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year.

For information regarding U.S. Cellular’s Revolving Credit Facilities, see “Liquidity and Capital Resources – Revolving Credit Facilities.” For information regarding the Intercompany Note from TDS, see “Certain Relationships and Related Transactions.”

Income Taxes

Income tax expense increased $1.1 million, or 9%, to $12.8 million in 2005 from $11.7 million in 2004 primarily due to higher pretax income. In 2004, $2.5 million of tax expenses were recorded upon the completion of the sale of assets to AT&T Wireless in February 2004. The effective tax rate was 39.8% in 2005 and 50.7% in 2004. For further analysis and discussion of U.S. Cellular’s effective tax rates in 2005 and 2004, see Note 3 – Income Taxes.

TDS and U.S. Cellular are parties to a Tax Allocation Agreement, pursuant to which U.S. Cellular is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial reporting purposes, U.S. Cellular computes federal income taxes as if it was filing a separate return as its own affiliated group and was not included in the TDS group.

Net Income

Net income increased $7.7 million, to $16.9 million in 2005 from $9.2 million in 2004. Diluted earnings per share was $0.19 in 2005 and $0.11 in 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

Share-Based Payment

SFAS No. 123 (revised 2004), “Share-Based Payment,” was issued in December 2004 and becomes effective for U.S. Cellular in the first quarter of 2006. The statement requires that compensation cost resulting from all share-based payment transactions be recognized in the financial statements. U.S. Cellular has reviewed the provisions of this statement and expects to record compensation expense for certain share-based payment transactions, primarily related to stock options, in the Statement of Operations upon adoption of this standard. See “Stock-Based Compensation” in Note 2 for the pro forma impact on net income and earnings per share.

Conditional Asset Retirement Obligations

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” was issued in March 2005. It is effective no later than December 31, 2005. This Interpretation clarifies that the term “conditional asset retirement obligation,” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. U.S. Cellular is currently reviewing the requirement of this Interpretation and has not yet determined the impact, if any, on U.S. Cellular’s financial position or results of operations.

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

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$110,938	$86,438
Investing activities	(232,825)	(41,080)
Financing activities	111,831	(20,171)

Net increase (decrease) in cash and cash
equivalents	$(10,056)	$25,187

Cash Flows from Operating Activities

U.S. Cellular generates substantial internal funds from operations. Cash flows from operating activities provided $110.9 million in the three months ended March 31, 2005 compared to $86.4 million in the same period of 2004. Income including adjustments to reconcile net income to net cash provided by operating activities, excluding changes in assets and liabilities from operations (“noncash” items) totaled $144.1 million in 2005 and $125.6 million in 2004. Changes in assets and liabilities from operations required $33.2 million in 2005 and $39.2 million in 2004, reflecting timing differences in the payment of accounts payable and accrued taxes and the receipt of accounts receivable.

The following table is a summary of the components of cash flows from operating activities:

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
Net income	$16,898	$9,232
Adjustments to reconcile net income to net
cash provided by operating activities	127,219	116,333

	144,117	125,565
Changes in assets and liabilities	(33,179)	(39,127)

	$110,938	$86,438

Cash Flows from Investing Activities
U.S. Cellular makes substantial investments each year to acquire, construct, operate and upgrade modern high-quality wireless networks and facilities as a basis for creating long-term value for shareowners. In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing upgrades to U.S. Cellular’s networks. Cash flows used for investing activities required $232.8 million in the three months ended March 31, 2005 compared to $41.1 million in the same period of 2004.

Cash required for property, plant and equipment expenditures totaled $112.2 million in 2005 and $100.5 million in 2004. In both periods, these expenditures were financed primarily with internally generated cash and borrowings from U.S. Cellular’s revolving credit facilities. These expenditures primarily represent the construction of 43 and 71 cell sites in 2005 and 2004, respectively, as well as other plant additions and costs related to the development of U.S. Cellular’s office systems. In 2004, these plant additions included approximately $10 million for the migration to a single digital equipment platform, which was completed in 2004. In both periods, other plant additions included significant amounts related to the replacement of retired assets.

In 2005, U.S. Cellular’s consolidated subsidiary, Carroll Wireless, paid $120.9 million to the FCC to complete the payment for the licenses in which it was the winning bidder in the FCC’s Auction 58. In 2004, net cash received from the sale of wireless properties in southern Texas to AT&T Wireless totaled $96.9 million, subject to a working capital adjustment. Cash paid for the acquisition of certain minority wireless interests in several wireless markets in which U.S. Cellular already owned a controlling interest totaled $40.4 million in 2004. See Acquisitions, Exchanges and Divestitures in the Liquidity and Capital Resources section for more information on these transactions.

Cash distributions from wireless entities in which U.S. Cellular has an interest provided $1.4 million in 2005 and $3.5 million in 2004.

Cash Flows from Financing Activities
Cash flows from financing activities provided $111.8 million in the three months ended March 31, 2005 and required $20.2 million in the same period of 2004. In 2004, U.S. Cellular repaid the $105.0 million Intercompany Note to TDS, which was financed using its revolving credit facility. Cash received from short-term borrowings under U.S. Cellular’s revolving line of credit provided $165.0 million in 2005 and $230.0 million in 2004, while repayments required $60.0 million in 2005 and $145.0 million in 2004. Issuances of treasury shares under employee benefits plans provided $6.9 million in 2005 and $0.4 million in 2004.

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

However, the availability of financial resources is dependent on economic events, business developments, technological changes, financial conditions or other factors, many of which are not in U.S. Cellular’s control. If at any time financing is not available on terms acceptable to U.S. Cellular, it might be required to reduce its business development and capital expenditure plans, which could have a materially adverse effect on its business and financial condition. U.S. Cellular does not believe that any circumstances that could materially adversely affect U.S. Cellular’s liquidity or capital resources are currently reasonably likely to occur, but it cannot provide assurances that such circumstances will not occur. Economic downturns, changes in financial markets or other factors could change the availability of U.S. Cellular’s liquidity and capital resources. Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development and acquisition programs.

U.S. Cellular generates substantial cash from its operations and anticipates financing all of its 2005 obligations with internally generated cash and with short- and long-term debt as the timing of such expenditures warrants. U.S. Cellular had $30.9 million of cash and cash equivalents at March 31, 2005.

Revolving Credit Facilities

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At March 31, 2005, this credit facility had $564.8 million available for use, net of borrowings of $135.0 million and outstanding letters of credit of $0.2 million. This credit facility expires in December 2009. Borrowings bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating. At March 31, 2005, the contractual spread was 30 basis points (the one-month LIBOR rate was 2.87% at March 31, 2005). Under certain circumstances, with less than two days’ notice of intent to borrow, interest on borrowings are at the prime rate less 50 basis points (the prime rate was 5.75% at March 31, 2005).

U.S. Cellular’s interest cost on its line of credit would increase if its current credit ratings from either Standard & Poor’s or Moody’s were lowered, which would increase its cost of financing. However, the line of credit would not cease to be available solely as a result of a decline in its credit rating. Standard & Poor’s currently rates U.S. Cellular at A- with a Negative Outlook. Moody’s Investors Service currently rates U.S. Cellular at Baa1, with a Negative Outlook and, on March 14, 2005, Moody’s announced that it had placed U.S. Cellular’s long-term ratings under review for possible downgrade.

The maturity date of U.S. Cellular’s credit facility would accelerate in the event of a change in control. The continued availability of this revolving line of credit requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and to represent certain matters at the time of each borrowing. As of the date of filing of this Form 10-Q, U.S. Cellular is in compliance with all covenants and other requirements set forth in the revolving credit agreement.

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

A subsidiary of U.S. Cellular has entered into a number of variable prepaid forward contracts (“forward contracts”) with counterparties related to the marketable equity securities that it holds. The forward contracts mature in May 2007 and, at U.S. Cellular’s option, may be settled in shares of the respective security or cash. U.S. Cellular has provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid upon settlement of the contracts by its subsidiary. If shares are delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the Balance Sheet. As of March 31, 2005, such deferred tax liabilities totaled $88.0 million.

U.S. Cellular is required to comply with certain covenants under the forward contracts. As of the date of filing of this Form 10-Q, U.S. Cellular is in compliance with all covenants and other requirements set forth in the forward contracts.

Capital Expenditures

U.S. Cellular’s anticipated capital expenditures for 2005 primarily reflect U.S. Cellular’s plans for construction, system and capacity expansion, the buildout of certain of its licensed areas and additional expenditures related to its plans to migrate to a single digital equipment platform. U.S. Cellular plans to finance its construction program using internally generated cash and short-term and long-term financing. U.S. Cellular’s estimated capital spending for 2005 is currently expected to range from $570 million to $610 million, including any additional capital spending required to facilitate the commercial launch of its services in the St. Louis area. Significant capital expenditures were made prior to 2005 in the St. Louis area to facilitate the provision of service to roaming customers in that market.

U.S. Cellular’s 2005 capital expenditures will primarily address the following needs:

  Expand and enhance U.S. Cellular's coverage in its service areas.
  Provide additional capacity to accommodate increased network usage by current customers.
  Enhance U.S. Cellular's retail store network and office systems.

While U.S. Cellular does not expect a significant portion of its capital spending in 2005 to be related to the buildout of newly acquired licensed areas, it does expect that capital spending related to these areas could be significant in 2006 and over the following several years.

Acquisitions, Exchanges and Divestitures

U.S. Cellular assesses its wireless holdings on an ongoing basis in order to maximize the benefits derived from its operating markets. U.S. Cellular also reviews attractive opportunities for the acquisition of additional wireless spectrum. As part of this strategy, U.S. Cellular may from time-to-time be engaged in negotiations relating to the acquisition of companies, strategic properties or wireless spectrum. U.S. Cellular may participate as a bidder, or member of a bidding group, in auctions administered by the FCC, as it did in the recently completed Auction 58. Recently, U.S. Cellular has been selling or trading those markets that are not strategic to its long-term success and redeploying capital to more strategically important parts of the business. As part of this strategy, U.S. Cellular may from time-to-time be engaged in negotiations relating to the disposition of other non-strategic properties.

First Quarter 2005 Activity

U.S. Cellular is a limited partner in Carroll Wireless, an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 58. Carroll Wireless was qualified to bid on spectrum which was available only to companies that fall under the FCC definition of “designated entities,” which are small businesses that have a limited amount of assets. Carroll Wireless was a successful bidder for 17 licensed areas in Auction 58, which ended on February 15, 2005. The aggregate amount due to the FCC for the 17 licenses is $129.9 million, net of all bidding credits to which Carroll Wireless is entitled as a designated entity. These 17 licensed areas cover portions of 11 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

In March 2005, Carroll Wireless increased the amount on deposit with the FCC to $129.9 million, from $9 million initially deposited in 2004, and filed an application with the FCC seeking a grant of the subject licenses. U.S. Cellular expects that the FCC will grant the licenses in the second quarter of 2005. The $129.9 million deposited with the FCC is included in licenses on the Balance Sheet. U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial reporting purposes, pursuant to the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), as U.S. Cellular anticipates absorbing a majority of Carroll Wireless’ expected gains or losses.

Carroll Wireless is in the process of developing its long-term business and financing plans. As of March 31, 2005, U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $130 million. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Carroll Wireless and/or its general partner; however, U.S. Cellular has not entered into any commitments to provide Carroll Wireless with any financing beyond the $130 million it has provided to date.

In the first quarter of 2005, U.S. Cellular adjusted the gain on investments related to its sale to ALLTEL of certain wireless properties on November 30, 2004. The adjustment increased the total gain on investment from this transaction by $0.6 million due to a working capital adjustment which was finalized in the first quarter of 2005 related to the entities sold in which U.S. Cellular previously owned a noncontrolling investment interest.

First Quarter 2004 Activity

On February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless for $96.9 million in cash, subject to a working capital adjustment. The U.S. Cellular markets sold to AT&T Wireless included wireless assets and customers in six cellular markets. An aggregate loss of $21.3 million (including a $22.0 million estimate of the loss on assets held for sale in the fourth quarter of 2003 and subsequent $0.1 million and $0.6 million reductions of the loss in the first and second quarters of 2004, respectively) was recorded as a loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets sold to AT&T Wireless and the cash received in the transaction. The results of operations of the markets sold to AT&T Wireless were included in results of operations through February 17, 2004.

In the first quarter of 2004, U.S. Cellular purchased certain minority interests in several wireless markets in which it already owned a controlling interest for $40.4 million in cash. These acquisitions increased investment in licenses, goodwill and customer lists by $2.7 million, $3.6 million and $12.9 million, respectively in the first quarter of 2004.

Repurchase of Securities

U.S. Cellular’s primary common stock repurchase program expired in December 2003. However, U.S. Cellular has an ongoing authorization to repurchase a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans. No U.S. Cellular Common Shares were repurchased in the first quarter of 2005 or 2004.

Contractual and Other Obligations

There has been no material change in the resources required for scheduled repayment of contractual obligations from the table of Contractual and Other Obligations included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

U.S. Cellular has certain variable interests in investments in unconsolidated entities where U.S. Cellular holds a minority interest. The investments in unconsolidated entities totaled $176.4 million as of March 31, 2005 and are accounted for using either the equity or cost method. U.S. Cellular’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

Indemnity Agreements. U.S. Cellular enters into agreements in the normal course of business that provide for indemnification of counterparties. These include certain asset sales and financings with other parties. The term of the indemnification varies by agreement. The events or circumstances that would require U.S. Cellular to perform under these indemnities are transaction specific; however these agreements may require U.S. Cellular to indemnify the counterparty for costs and losses incurred from litigation or claims arising from the underlying transaction. U.S. Cellular is unable to estimate the maximum potential liability for these types of indemnifications as the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, U.S. Cellular has not made any significant indemnification payments under such agreements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2004.

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

Investment in Licenses and Goodwill

At March 31, 2005, U.S. Cellular reported $1,358.7 million of licenses and $425.9 million of goodwill as a result of the acquisitions of wireless licenses and markets. Licenses include those expected to be received from the FCC in the second quarter of 2005 that were won by Carroll Wireless in the FCC wireless license auction completed in February 2005 and license rights related to licenses that will be received when the AT&T Wireless exchange transaction is fully completed.

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

U.S. Cellular tests goodwill for impairment at the level of reporting referred to as a reporting unit. U.S. Cellular has identified five reporting units pursuant to paragraph 30 of SFAS No. 142. The five reporting units represent five geographic groupings of FCC licenses, constituting five geographic service areas. U.S. Cellular combines its FCC licenses into five units of accounting for purposes of testing the licenses for impairment pursuant to Emerging Issues Task Force Statement 02-7, “Units of Accounting for Testing Impairment of Indefinite-Lived Assets” (“EITF 02-7”) and SFAS No. 142, using the same geographic groupings as its reporting units.

U.S. Cellular prepares valuations of each of the reporting units for purposes of goodwill impairment testing. A discounted cash flow approach is used to value each of the reporting units, using value drivers and risks specific to each individual geographic region. The cash flow estimates incorporate assumptions that market participants would use in their estimates of fair value. Key assumptions made in this process are the selection of a discount rate, estimated future cash flow levels, projected capital expenditures, and selection of terminal values.

U.S. Cellular also prepares valuations of similar groupings of FCC licenses (units of accounting pursuant to EITF 02-7), using an excess earnings methodology, through the use of a discounted cash flow approach. This excess earnings methodology estimates the fair value of the intangible assets (FCC license units of accounting) by measuring the future cash flows of the license groups, reduced by charges for contributory assets such as working capital, trademarks, existing subscribers, fixed assets, assembled workforce and goodwill.

The changes in the carrying amounts of licenses and goodwill for the three months ended March 31, 2005 were as follows:

	Licenses and License Rights	Goodwill

	(Dollars in thousands)
Beginning Balance - December 31, 2004	$1,228,801	$425,918
Acquisitions and divestitures (1)	129,924	—
Other adjustments	—	(10)

Ending Balance - March 31, 2005	$1,358,725	$425,908

(1)	The $9.0 million deposit with the FCC for Auction 58 as of December 31, 2004 was reclassified to licenses from other current assets on the Balance Sheet in the first quarter of 2005.

Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. When the liability is initially recorded, the entity capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the obligation, any difference between the cost to retire the asset and the liability recorded is recognized in the Statement of Operations as a gain or loss.

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

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Asset retirement obligations include costs to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located. U.S. Cellular is also required to return leased retail store premises and office space to their pre-existing conditions. The asset retirement obligation is included in other deferred liabilities and credits on the Balance Sheet.

The table below summarizes the change in asset retirement obligation during the three months ended March 31, 2005 and 2004.

	March 31, 2005	March 31, 2004

	(Dollars in thousands)
Balance, beginning of period	$72,534	$64,501
Additional liabilities accrued	678	200
Accretion expense	1,792	1,231
Disposition of assets (1)	—	(1,635)

Balance, end of period	$75,004	$64,297

(1)	This change in the asset retirement obligations relates to those obligations which were associated with the properties sold to AT&T Wireless in February 2004.

Income Taxes

U.S. Cellular is included in a consolidated federal income tax return with other members of the TDS consolidated group. TDS and U.S. Cellular are parties to the TDS Tax Allocation Agreement. The TDS Tax Allocation Agreement provides that U.S. Cellular and its subsidiaries be included with the TDS affiliated group in a consolidated federal income tax return and in state income or franchise tax returns in certain situations. U.S. Cellular and its subsidiaries calculate their income tax and credits as if they comprised a separate affiliated group. Under the TDS Tax Agreement, U.S. Cellular remits its applicable income tax payments to TDS.

The accounting for income taxes, the amounts of income tax assets and liabilities and the related income tax provision are critical accounting estimates because such amounts are significant to U.S. Cellular’s financial condition, changes in financial condition and results of operations.

The preparation of the consolidated financial statements requires U.S. Cellular to calculate its provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items, such as depreciation expense, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in U.S. Cellular’s consolidated Balance Sheet. U.S. Cellular must then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent management believes that recovery is not likely, establish a valuation allowance. Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. U.S. Cellular’s current net deferred tax asset totaled $72.7 million, and $83.7 million, as of March 31, 2005 and December 31, 2004, respectively. The net current deferred tax asset primarily represents the deferred tax effects of the allowance for doubtful accounts on accounts receivable.

The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004

	(Dollars in thousands)
Deferred Tax Asset - noncurrent
Net operating loss carryforward	$27,016	$33,162
Unearned revenue	1,608	1,772
Derivative instruments	26,373	27,951
Other	—	3,685

	54,997	66,570
Less valuation allowance	(15,288)	(20,243)

Total Deferred Tax Asset	39,709	46,327

Deferred Tax Liability - noncurrent
Property, plant and equipment	313,968	341,693
Licenses	245,621	236,614
Marketable equity securities	87,988	91,923
Partnership investments	68,905	56,375

Total Deferred Tax Liability	716,482	726,605

Net Deferred Income Tax Liability	$676,773	$680,278

State net operating loss carryforwards are available to offset future taxable income primarily of the individual subsidiaries which generated the losses. Certain subsidiaries that are not included in the federal consolidated income tax return, but file separate federal tax returns, had federal net operating loss carryforwards available to offset future taxable income. A valuation allowance was established for a portion of the state and federal net operating loss carryforwards since it is more likely than not that a portion of such carryforwards will expire before they can be utilized.

The deferred income tax liability relating to marketable equity securities totaled $88.0 million, and $91.9 million, as of March 31, 2005 and December 31, 2004, respectively. These amounts represent deferred income taxes calculated on the difference between the book basis and the tax basis of the marketable equity securities. Income taxes will be payable when U.S. Cellular disposes of the marketable equity securities.

TDS’s consolidated federal income tax return, which includes U.S. Cellular, is routinely subject to examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. U.S. Cellular periodically assesses the likelihood of adjustments to its tax liabilities resulting from these examinations to determine the adequacy of its provision for income taxes, including related interest. Management judgment is required in assessing the eventual outcome of these examinations. Changes to such assessments affect the calculation of U.S. Cellular’s income tax expense.

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

Property, Plant and Equipment

U.S. Cellular provides for depreciation on its property, plant and equipment using the straight-line method over the estimated useful lives of the assets. Annually, U.S. Cellular reviews its property, plant and equipment to assess whether the estimated useful lives are appropriate. The estimated useful lives of property, plant and equipment are critical accounting estimates because changing the lives of assets can result in larger or smaller charges for depreciation expense. Factors used in determining useful lives include technology changes, regulatory requirements, obsolescence and type of use.

U.S. Cellular reviews the useful lives of its property, plant and equipment, including leasehold improvements, annually during the first quarter. The useful lives of all leasehold improvements range from three to ten years; for leasehold improvements related to cell site leases entered into in 2005, the useful life was changed to four years, compared to ten years on leasehold improvements related to similar cell site leases entered into prior to 2005. This change better approximates the shorter of the assets’ economic lives or the specific lease terms.

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

U.S. Cellular periodically evaluates potential impairment of its long-lived assets, including property, plant and equipment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If indicators of impairment exist and the amount of impairment is quantifiable, U.S. Cellular would write down the net book value of its long lived assets to the determined fair market value with the difference recorded as a loss in the Statement of Operations.

Contingencies, Indemnities and Commitments

Contingent obligations, including indemnities, litigation and other possible commitments are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies,” which requires that an estimated loss be recorded if it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accordingly, those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in the financial statements. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been or will be incurred, even if the amount is not estimable. The assessment of contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of contingencies may differ materially from amounts accrued in the financial statements.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 2002, U.S. Cellular entered into a loan agreement with TDS (“Intercompany Note”) under which it borrowed $105 million, which was used for the Chicago market purchase. The loan has an annual interest rate of 8.1%, payable quarterly, and was due in August 2008, with prepayments optional. U.S. Cellular’s Board of Directors, including independent directors, approved the terms of this loan and determined that such terms were fair to U.S. Cellular and all of its shareholders. In February 2004, U.S. Cellular repaid this note.

U.S. Cellular is billed for all services it receives from TDS, pursuant to the terms of various agreements between it and TDS. The majority of these billings are included in U.S. Cellular’s selling, general and administrative expenses. Some of these agreements were established at a time prior to U.S. Cellular’s initial public offering when TDS owned more than 90% of U.S. Cellular’s outstanding capital stock and may not reflect terms that would be obtainable from an unrelated third party through arms-length negotiations. The principal arrangements that affect U.S. Cellular’s operations are described in Item 13 of its Annual Report on Form 10-K for the year ended December 31, 2004. Management believes the method TDS uses to allocate common expenses is reasonable and that all expenses and costs applicable to U.S. Cellular are reflected in its financial statements.

The following persons are partners of Sidley Austin Brown & Wood LLP, the principal law firm of U.S. Cellular and its subsidiaries: Walter C.D. Carlson, a director of U.S. Cellular, a director and non-executive Chairman of the Board of Directors of TDS and a trustee and beneficiary of a voting trust that controls TDS; William S. DeCarlo, the General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the General Counsel and an Assistant Secretary of U.S. Cellular and the General Counsel and/or Assistant Secretary of U.S. Cellular and certain other subsidiaries of TDS. Walter C.D. Carlson does not provide legal services to TDS, U.S. Cellular or their subsidiaries.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR CAUTIONARY STATEMENT

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report to Shareholders contain statements that are not based on historical fact, including the words “believes,” “anticipates,” “intends,” “expects,” and similar words. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following risks:

  Increases in the level of competition in the markets in which U.S. Cellular operates could adversely affect its revenues or increase its costs to compete.
  Consolidation in the wireless industry may create stronger competitors both operationally and financially which could adversely affect U.S. Cellular's revenues and increase its costs to compete.
  Consolidation of long distance carriers could result in U.S. Cellular having to pay more for long-distance services which could increase U.S. Cellular's cost of doing business.
  Advances or changes in telecommunications technology could render certain technologies used by U.S. Cellular obsolete, could reduce its revenues or could increase its cost of doing business.
  Changes in the telecommunications regulatory environment, or a failure to timely or fully comply with any regulatory requirements, such as E-911 services, could adversely affect U.S. Cellular's financial condition, results of operations or ability to do business.
  Changes in U.S. Cellular's enterprise value, changes in the supply or demand of the market for wireless licenses, adverse developments in U.S. Cellular's business or the wireless industry and/or other factors could require U.S. Cellular to recognize impairments in the carrying value of U.S. Cellular's licenses, goodwill and/or physical assets.
  Early redemptions of debt or repurchases of debt, changes in forward contracts, operating leases, purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations in U.S. Cellular's Annual Report on Form 10-K for the year ended December 31, 2004, or its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 to be different from the amounts presented.
  Changes in accounting standards or U.S. Cellular's accounting policies, estimates and/or the assumptions underlying the accounting estimates, including those described under Application of Critical Accounting Policies and Estimates, could have an adverse effect on its financial condition and results of operations.
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
  Changes in roaming partners' rates for voice services and the lack of standards and roaming agreements for wireless data products could place U.S. Cellular's service offerings at a disadvantage to those offered by other wireless carriers with more nationwide service territories, and could have an adverse effect on U.S. Cellular's operations.
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
  Changes in general economic and business conditions, both nationally and in the markets in which U.S. Cellular operates, including difficulties by telecommunications companies, could have an adverse effect on U.S. Cellular's business.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Long-term Debt

U.S. Cellular is subject to market risks due to fluctuations in interest rates and equity markets. The majority of U.S. Cellular’s debt, excluding long-term debt related to the forward contracts, is in the form of long-term, fixed-rate notes with original maturities ranging up to 30 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. The long-term debt related to the forward contracts consists of both variable-rate debt and fixed-rate zero coupon debt. The variable-rate forward contracts require quarterly interest payments that are dependent on market interest rates. Increases in interest rates will result in increased interest expense. As of March 31, 2005, U.S. Cellular had not entered into any significant financial derivatives to reduce its exposure to interest rate risks.

Reference is made to the disclosure under Market Risk – Long Term Debt in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2004, for additional information about the annual requirements of principal payments, the average interest rates, and the estimated fair values of long-term debt.

Marketable Equity Securities and Derivatives

U.S. Cellular maintains a portfolio of available-for-sale marketable equity securities, the majority of which are the result of sales or trades of non-strategic assets. The market value of these investments aggregated $274.1 million at March 31, 2005. As of March 31, 2005, the net unrealized holding gain, net of tax included in accumulated other comprehensive income totaled $68.9 million.

Subsidiaries of U.S. Cellular have entered into forward contracts related to the marketable equity securities that they hold. U.S. Cellular have provided guarantees to the counterparties which provide assurance to the counterparties that all principal and interest amounts are paid upon settlement of the contracts by such subsidiaries. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”). The downside limit is hedged at or above the cost basis thereby eliminating the risk of an other than temporary loss being recorded on these contracted securities.

Under the terms of the forward contracts, U.S. Cellular continue to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts mature in May 2007 and, at U.S. Cellular’s option, may be settled in shares of the respective security or in cash, pursuant to formulas that “collar” the price of the shares. The collars effectively limit downside risk and upside potential on the contracted shares. The collars are typically adjusted for any changes in dividends on the contracted shares. If the dividend increases, the collar’s upside potential is typically reduced. If the dividend decreases, the collar’s upside potential is typically increased. If U.S. Cellular elect to settle in shares, they will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. If U.S. Cellular elect to settle in cash they will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula. If cash is delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability or a deferred tax benefit, based on the difference between the amount of cash paid in the settlement and the net amount realized through maturity.

Deferred taxes have been provided for the difference between the carrying value and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the Balance Sheet. Such deferred tax liabilities totaled $88.0 million at March 31, 2005.

The following table summarizes certain details surrounding the contracted securities as of March 31, 2005.

		Collar (1)
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)
Vodafone	10,245,370	$ 15.07 - $16.07	$ 20.11 - $21.58	$ 159,856

(1)	The per share amounts represent the range of floor and ceiling prices of the Vodafone shares monetized.

The following analysis presents the hypothetical change in the fair value of marketable equity securities and derivative instruments at March 31, 2005, using the Black-Scholes model, assuming hypothetical price fluctuations of plus and minus 10%, 20% and 30%. The table presents hypothetical information as required by SEC rules. Such information should not be inferred to suggest that U.S. Cellular has any intention of selling any marketable equity securities or canceling any derivative instruments.

($ in millions)	Valuation of investments assuming indicated decrease			March 31, 2005 Fair	Valuation of investments assuming indicated increase

	-30%	-20%	-10%	Value	+10%	+20%	+30%

Marketable Equity
Securities	$191.9	$219.3	$246.7	$274.1	$301.5	$328.9	$356.3
Derivative
Instruments (1)	$(5.6)	$(24.9)	$(46.4)	$(66.8)	$(94.6)	$(120.3)	$(146.6)

(1)	Represents the fair value of the derivative instruments assuming the indicated increase or decrease in the underlying securities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of U.S. Cellular have concluded that U.S. Cellular’s disclosure controls and procedures (as defined in Rules 13a-15(e)), as of the end of the period covered by the report, are effective to ensure that the information required to be disclosed by U.S. Cellular in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. The disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives and the principal executive officer and principal financial officer of U.S. Cellular have concluded that U.S. Cellular’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting. There was no change in U.S. Cellular’s internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, U.S. Cellular’s internal controls over financial reporting.

Design and Evaluation of Internal Controls over Financial Reporting. Management, including the principal executive officer and principal financial officer of U.S. Cellular have designed internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management is not aware of any material weaknesses in internal controls over financial reporting at this time. However, assurance cannot be provided that a material weakness will not be identified in the future. The identification of any material weaknesses in internal control over financial reporting could have a material adverse effect on U.S. Cellular’s business, results of operations and financial condition.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

U.S. Cellular is involved in a number of legal proceedings before the FCC and various state and federal courts. If U.S. Cellular believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. The assessment of legal proceedings is a highly subjective process that requires judgments about future events. The legal proceedings are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of proceedings may differ materially from amounts accrued in the financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the quarter covered by this Form 10-Q.

U.S CELLULAR PURCHASES OF COMMON SHARES

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1 - 31, 2005	—	$—	—	155,871
February 1 - 28, 2005	—	—	—	156,515
March 1 - 31, 2005	—	—	—	158,443

Total for or as of end of
the quarter ended 3/31/05	—	$—	—	158,443

(1)	Represents the aggregate number of Common Shares that could have been purchased under U.S. Cellular’s publicly announced Common Share repurchase program at the end of the applicable period, considering the amount of Common Shares repurchased during the three months preceding the end of such period.

The following is additional information with respect to U.S. Cellular’s publicly announced Common Share repurchase program:

i.	The date the program was announced was May 15, 2000 by Form 10-Q.

ii.

The share amount originally approved was up to 1% of the number of outstanding Common Shares of U.S. Cellular not held by TDS or any affiliate thereof in any three-month period. As of March 31, 2005, this would permit U.S. Cellular to acquire up to 158,443 Common Shares in a three-month period based on the number of unaffiliated Common Shares outstanding on such date, less the number of shares purchased within three months prior to any specific purchase.

iii.	There is no expiration date for the program.

iv.	No Common Share repurchase program has expired during the first quarter of 2005.

v.	U.S. Cellular has not determined to terminate the foregoing Common Share repurchase program prior to expiration, or to cease making further purchases thereunder, during the first quarter of 2005.

Item 5. Other Information.

In lieu of filing a Form 8-K, under Item 2.03 Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant, U.S. Cellular is providing the following disclosure.

U.S. Cellular has borrowed $135.0 million against its Revolving Credit Facility as of March 31, 2005. The borrowings occurred throughout March 2005. U.S. Cellular anticipates repaying the amounts with future cash flows from operations or long-term debt financing. As of March 31, 2005, the notes range in maturity dates from two days to 30 days at rates ranging from 3.13% to 5.25%. The notes can be renewed when they come due based on the London InterBank Offered Rate (“LIBOR”) plus a contractual spread – 30 basis points at March 31, 2005. The notes were used primarily to fund the obligations of U.S. Cellular and Carroll Wireless related to the purchase of $129.9 million of licenses in the FCC Auction that was completed in February 2005.

The foregoing description is qualified by reference to the description of the Revolving Credit Facility under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 9, 2004, and a copy of the Revolving Credit Facility, which is included as Exhibit 4.1 of U.S. Cellular’s Current Report on such Form 8-K dated December 9, 2004 and is incorporated by reference herein.

Item 6. Exhibits

Exhibit	10.1 – 2005 Long-Term Incentive Plan, is hereby incorporated by reference to Exhibit B to U.S. Cellular’s Proxy Statement dated April 5, 2005.

Exhibit	10.2 – Form of Stock Option Award Agreement for John E. Rooney, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Form 8-K dated March 31, 2005.

Exhibit	10.3 – Form of Restricted Stock Award Agreement for John E. Rooney, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Form 8-K dated March 31, 2005.

Exhibit	10.4 – Compensation Plan for Non-Employee Directors, as amended as of May 3, 2005.

Exhibit	11 — Statement regarding computation of per share earnings is included herein as Note 4 to the financial statements.

Exhibit	12 — Statement regarding computation of ratios.

Exhibit	31.1 — Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit	31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit	32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit	32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

        The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in the Company’s Form 10-K for the year ended December 31, 2004. Reference is made to the Company’s Form 10-K for the year ended December 31, 2004 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date	May 4, 2005	/s/ John E. Rooney

John E. Rooney
President and Chief Executive Officer

Date	May 4, 2005	/s/ Kenneth R. Meyers

Kenneth R. Meyers
Executive Vice President-Finance, Chief Financial Officer and Treasurer

Date	May 4, 2005	/s/ Thomas S. Weber

Thomas S. Weber
Vice President and Controller (Principal Accounting Officer)

Signature page for the U.S. Cellular 2005 First Quarter Form 10-Q