Form 10-Q
period 2005-06-30
UNITED STATES CELLULAR CORP
filed 2005-08-01
CIK 821130

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 1-9712

UNITED STATES CELLULAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	62-1147325

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2005

Common Shares, $1 par value Series A Common Shares, $1 par value	53,829,955 Shares 33,005,877 Shares

UNITED STATES CELLULAR CORPORATION 2ND QUARTER REPORT ON FORM 10-Q INDEX

Page No.

Part I. Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Statements of Operations
Three and Six Months Ended June 30, 2005 and 2004	3

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2005 and 2004	4

Consolidated Balance Sheets
June 30, 2005 and December 31, 2004	5-6

Notes to Consolidated Financial Statements	7-16

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	17-18
Six Months Ended June 30, 2005 and 2004	19-28
Three Months Ended June 30, 2005 and 2004	28-32
Recent Accounting Pronouncements	33
Financial Resources	34-35
Liquidity and Capital Resources	35-38
Application of Critical Accounting Policies and Estimates	39-43
Certain Relationships and Related Transactions	44
Safe Harbor Cautionary Statement	45-46

Item 3. Quantitative and Qualitative Disclosures About Market Risk	47-48

Item 4. Controls and Procedures	49

Part II. Other Information

Item 1. Legal Proceedings	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 4. Submission of Matters to a Vote of Security Holders	51

Item 5. Other Information	51

Item 6. Exhibits	52

Signatures

PART I. FINANCIAL INFORMATION ITEM I. FINANCIAL STATEMENTS UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$691,574	$662,658	$1,360,366	$1,282,040
Equipment sales	50,348	49,567	89,991	87,835

Total Operating Revenues	741,922	712,225	1,450,357	1,369,875

OPERATING EXPENSES
System operations (excluding depreciation,
amortization and accretion shown
separately below)	147,738	144,887	287,804	282,410
Cost of equipment sold	116,977	110,182	243,870	230,070
Selling, general and administrative	283,676	269,619	561,665	527,825
Depreciation, amortization and accretion	126,467	122,249	253,717	236,143
(Gain) on assets held for sale	—	(582)	—	(725)

Total Operating Expenses	674,858	646,355	1,347,056	1,275,723

OPERATING INCOME	67,064	65,870	103,301	94,152

INVESTMENT AND OTHER INCOME (EXPENSE)
Investment income	16,157	18,361	30,076	32,648
Interest and dividend income	4,359	2,118	6,395	2,496
Interest (expense)	(21,444)	(20,951)	(42,182)	(41,266)
Gain (loss) on investments	—	(1,830)	551	(1,830)
Other income, net	84	292	284	665

Total Investment and Other Income (Expense)	(844)	(2,010)	(4,876)	(7,287)

INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST	66,220	63,860	98,425	86,865
Income tax expense	26,021	23,094	38,824	34,755

INCOME BEFORE MINORITY INTEREST	40,199	40,766	59,601	52,110
Minority share of income	(2,263)	(2,782)	(4,767)	(4,894)

NET INCOME	$37,936	$37,984	$54,834	$47,216

BASIC WEIGHTED AVERAGE SHARES
OUTSTANDING (000s)	86,708	86,199	86,558	86,176
BASIC EARNINGS PER SHARE (Note 5)	$0.44	$0.44	$0.63	$0.55

DILUTED WEIGHTED AVERAGE SHARES
OUTSTANDING (000s)	87,375	86,653	87,257	86,682
DILUTED EARNINGS PER SHARE (Note 5)	$0.43	$0.44	$0.63	$0.54

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited
	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,834	$47,216
Add (Deduct) adjustments to reconcile net income
to net cash provided by operating activities
Depreciation, amortization and accretion	253,717	236,143
Bad debt expense	15,950	34,903
Deferred income taxes	32,669	33,574
Investment income	(30,076)	(32,648)
Minority share of income	4,767	4,894
(Gain) on assets held for sale	—	(725)
(Gain) Loss on investments	(551)	1,830
Other noncash expense	4,236	8,260
Changes in assets and liabilities
Change in accounts receivable	(21,752)	(51,375)
Change in inventory	21,791	24,397
Change in accounts payable	(45,424)	(92,530)
Change in accrued interest	(123)	1,310
Change in accrued taxes	10,418	3,647
Change in customer deposits and deferred revenues	4,475	8,518
Change in other assets and liabilities	(6,349)	1,227

	298,582	228,641

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(255,986)	(263,114)
Cash received from sale of assets	—	96,932
Acquisitions, excluding cash acquired	(125,482)	(40,367)
Distributions from unconsolidated entities	27,956	7,221
Other investing activities	(1,373)	(1,011)

	(354,885)	(200,339)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	310,000	270,000
Issuance of long-term debt	—	412,484
Repayment of notes payable	(290,000)	(270,000)
Repayment of long-term debt - affiliated	—	(105,000)
Common shares issued for benefit plans	14,199	1,855
Other financing activities	(1,256)	(1,006)

	32,943	308,333

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,360)	336,635

CASH AND CASH EQUIVALENTS-
Beginning of period	40,922	9,848

End of period	$17,562	$346,483

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS
	June 30, 2005 Unaudited	December 31, 2004

	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$17,562	$40,922
Accounts Receivable
Customers, less allowance of $9,330 and $18,277, respectively	260,117	251,943
Roaming	27,701	26,421
Other	35,185	39,285
Inventory	55,127	76,918
Prepaid expenses	29,351	31,507
Deferred tax asset	46,461	83,741
Other current assets	18,056	28,214

	489,560	578,951

INVESTMENTS
Licenses	1,362,434	1,228,801
Goodwill	426,058	425,918
Customer lists, net of accumulated amortization of $39,214 and
$34,630, respectively	20,952	24,915
Marketable equity securities	251,115	282,829
Investments in unconsolidated entities	166,310	162,764
Notes and interest receivable - long-term	4,753	4,885

	2,231,622	2,130,112

PROPERTY, PLANT AND EQUIPMENT
In service and under construction	4,352,889	4,130,551
Less accumulated depreciation	1,902,593	1,690,832

	2,450,296	2,439,719

OTHER DEFERRED CHARGES	31,372	33,145

TOTAL ASSETS	$5,202,850	$5,181,927

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND SHAREHOLDERS' EQUITY
	June 30, 2005 Unaudited	December 31, 2004

	(Dollars in thousands)
CURRENT LIABILITIES
Notes payable	$50,000	$30,000
Accounts payable
Affiliated	5,111	5,314
Trade	209,704	254,926
Customer deposits and deferred revenues	109,054	104,578
Accrued taxes	87,342	78,624
Accrued compensation	29,740	49,116
Other current liabilities	27,078	24,308

	518,029	546,866

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	671,148	680,278
Derivative liability	46,616	70,796
Other deferred liabilities and credits	106,271	94,738

	824,035	845,812

LONG-TERM DEBT	1,161,014	1,160,786

MINORITY INTEREST IN SUBSIDIARIES	43,863	40,373

COMMON STOCKHOLDERS' EQUITY
Common Shares, par value $1 per share; authorized 140,000,000
shares; issued 55,045,684 shares	55,046	55,046
Series A Common Shares, par value $1 per share; authorized
50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006
Additional paid-in capital	1,285,843	1,302,496
Treasury Shares, at cost, 1,238,263 and 1,716,658 Common Shares,
respectively	(65,428)	(99,627)
Accumulated other comprehensive income	26,832	31,393
Retained earnings	1,320,610	1,265,776

	2,655,909	2,588,090

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,202,850	$5,181,927

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accounting policies of United States Cellular Corporation ("U.S. Cellular") conform to accounting principles generally accepted in the United States of America ("U.S. GAAP"). The consolidated financial statements include the accounts of U.S. Cellular, its majority-owned subsidiaries since acquisition, general partnerships in which U.S. Cellular has a majority partnership interest and any entity in which U.S. Cellular has a variable interest that requires U.S. Cellular to absorb a majority of the entity's expected gains or losses, or both. All material intercompany accounts and transactions have been eliminated.

The consolidated financial statements included herein have been prepared by U.S. Cellular, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although U.S. Cellular believes that the disclosures included herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in U.S. Cellular's latest annual report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly U.S. Cellular's financial position as of June 30, 2005, its results of operations for the three and six months ended June 30, 2005 and 2004, and its cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the three and six months ended June 30, 2005 and the cash flows for the six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported in the prior year have been reclassified to conform to current period presentation. The capitalized costs of developing information systems, "system development costs," and the related accumulated amortization has been reclassified from Deferred Charges to Property, Plant and Equipment in the Consolidated Balance Sheets. The reclassifications had no impact on previously reported net income, financial condition or cash flows.

2.	Summary of Significant Accounting Policies

Pension Plan

U.S. Cellular participates in a qualified noncontributory defined contribution pension plan sponsored by Telephone and Data Systems, Inc. ("TDS"), U.S. Cellular's parent organization. The plan provides pension benefits for the employees of U.S. Cellular and its subsidiaries. Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently. Pension costs were $1.7 million and $3.5 million for the three and six months ended June 30, 2005, respectively, and $1.3 million and $2.6 million for the three and six months ended June 30, 2004, respectively.

Stock-Based Compensation

U.S. Cellular accounts for stock options, stock appreciation rights and employee stock purchase plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation."

No compensation costs have been recognized for stock options because, under U.S. Cellular's stock option plans, the option exercise price for each grant is equal to the quoted stock price at the grant date. No compensation costs have been recognized for employee stock purchase plans because the stock purchase price is not less than 85 percent of the fair market value of the stock at the purchase date. Had compensation cost for all plans been determined consistent with SFAS No. 123, U.S. Cellular's net income and earnings per share would have been reduced to the following pro forma amounts.

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Dollars in thousands, except per share amounts)
Net Income
As reported	$37,936	$37,984	$54,834	$47,216
Pro forma expense	(2,997)	(3,148)	(4,920)	(5,170)

Pro forma net income	$34,939	$34,836	$49,914	$42,046

Basic Earnings per Share
As reported	$0.44	$0.44	$0.63	$0.55
Pro forma expense per share	(0.03)	(0.04)	(0.06)	(0.06)

Pro forma basic earnings per share	$0.41	$0.40	$0.57	$0.49

Diluted Earnings per Share
As reported	$0.43	$0.44	$0.63	$0.54
Pro forma expense per share	(0.03)	(0.04)	(0.06)	(0.06)

Pro forma diluted earnings per share	$0.40	$0.40	$0.57	$0.48

Recent Accounting Pronouncements

Share-Based Payment

Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” was issued in December 2004. In April 2005, the SEC postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005. As a result, U.S. Cellular will be required to adopt SFAS 123R in the first quarter of 2006. The statement requires that compensation cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. This requirement may reduce net cash flows from operating activities and increase net cash flows from financing activities in periods after adoption. In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. U.S. Cellular has reviewed the provisions of these statements and expects to record additional compensation expense for certain share-based payment transactions, primarily related to stock options, in the Consolidated Statements of Operations upon adoption of SFAS 123R. See the “Stock-Based Compensation”disclosure above for a pro forma impact on net income and earnings per share under current accounting requirements.

Accounting Changes and Error Corrections

SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28” was issued in May 2005. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. U.S. Cellular does not expect the adoption of SFAS 154 to have a material impact on its financial position or results of operations except to the extent that the statement requires retrospective application in circumstances that would previously have been effected in the period of the change under APB No. 20.

Conditional Asset Retirement Obligation

Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” was issued in March 2005. It is effective no later than December 31, 2005. This Interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FASB Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. U.S. Cellular is currently reviewing the requirement of this Interpretation and has not yet determined the impact, if any, on U.S. Cellular’s financial position or results of operations.

3.	Income Taxes

The following table summarizes the effective income tax rates in each of the periods.

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Effective Tax Rate From
Operations excluding loss on investments, and
gain on assets held for sale	39.3%	36.1%	39.5%	37.1%
Loss on investments and gain on assets
held for sale (1)	—%	(34.8)%	37.5%	N/M
Income before income taxes and minority interest	39.3%	36.2%	39.4%	40.0%

N/M - Not meaningful

(1) The effective tax rate in the six months ended June 30, 2004 related to the provision for loss on investments and gain on assets held for sale is not meaningful. Because of the impact on the income tax provision of the completion of the sale of assets to AT&T Wireless Services, Inc. ("AT&T Wireless"), now Cingular Wireless LLC, in February 2004, it was necessary for U.S. Cellular to record a tax provision of $2.5 million at the time of this sale. However, book pretax income in the six months ended June 30, 2004 reflected a $725,000 increase attributable to a working capital adjustment on assets held for sale, which was an adjustment of the $22.0 million loss on assets held for sale recorded in the fourth quarter of 2004 when the sale transaction was announced.

4.	Gain (Loss) on Investments

U.S. Cellular reported a loss on investments of $1.8 million in the second quarter of 2004. The loss was recorded to reflect an impairment in the carrying value of a license held in a non-operational market in Florida that was sold in December 2004.

5.	Earnings per Share

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

Net income used in computing earnings per share and the effect on income and the weighted average number of shares and earnings per share of potentially dilutive securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Dollars and shares in thousands, except earnings per share)
Basic and Diluted Earnings per Share
Net income used in basic and diluted
earnings per share	$37,936	$37,984	$54,834	$47,216

Weighted average number of common
shares used in basic earnings per share	86,708	86,199	86,558	86,176
Effect of Dilutive Securities:
Stock options (1)	667	454	699	506
Conversion of convertible debentures(2)	—	—	—	—

Weighted average number of common
shares used in diluted earnings per
share	87,375	86,653	87,257	86,682

Basic Earnings per Share	$0.44	$0.44	$0.63	$0.55

Diluted Earnings per Share	$0.43	$0.44	$0.63	$0.54

(1) Stock options convertible into 185,010 common shares were not included in computing diluted earnings per share in the three and six months ended June 30, 2005 because their effects were antidilutive. Stock options convertible into 1,510,082 and 1,554,132 common shares were not included in computing diluted earnings per share in the three and six months ended June 30, 2004 because their effects were antidilutive.

(2) All outstanding convertible debentures were redeemed on July 26, 2004. Convertible debentures convertible into 2,944,347 common shares were not included in computing diluted earnings per share in 2004 because their effects were antidilutive.

6.	Marketable Equity Securities

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

The market values of the marketable equity securities may fall below the accounting cost basis of such securities. If U.S. Cellular determines the decline in value of the marketable equity securities to be other than temporary, the unrealized loss included in accumulated other comprehensive income is recognized and recorded as a loss in the Consolidated Statements of Operations.

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

Information regarding the fair value of U.S. Cellular’s marketable equity securities is summarized below.

	June 30, 2005	December 31, 2004

	(Dollars in thousands)
Marketable Equity Securities
Vodafone Group Plc
10,245,370 American Depositary Receipts	$249,167	$280,518
Rural Cellular Corporation
370,882 Common Shares	1,948	2,311

Aggregate fair value	251,115	282,829
Accounting cost, as adjusted	160,161	160,161

Gross unrealized holding gains	90,954	122,668
Deferred income tax (expense)	(35,909)	(48,430)

Net unrealized holding gains	55,045	74,238
Derivative instruments, net of tax	(28,213)	(42,845)

Accumulated other comprehensive income	$26,832	$31,393

7.	Goodwill

U.S. Cellular has substantial amounts of goodwill as a result of the acquisition of wireless markets. The changes in goodwill for the six months ended June 30, 2005 and 2004 were as follows:

	June 30, 2005	June 30, 2004

	(Dollars in thousands)
Balance, beginning of period	$425,918	$430,256
Acquisitions	150	3,649
Other adjustments	(10)	(651)

Balance, end of period	$426,058	$433,254

8.	Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a minority interest. These investments are accounted for using either the equity or cost method.

U.S. Cellular’s significant investments in unconsolidated entities include the following:

	June 30, 2005	June 30, 2004

Los Angeles SMSA Limited Partnership	5.5%	5.5%
Raleigh-Durham MSA Limited Partnership (1)	—	8.0%
Midwest Wireless Communications, LLC	15.2%	15.2%
North Carolina RSA 1 Partnership	50.0%	50.0%
Oklahoma City SMSA Limited Partnership	14.6%	14.6%

(1) As a result of an agreement with ALLTEL, U.S. Cellular's investment in this partnership was sold to ALLTEL on November 30, 2004.

Based primarily on data furnished to U.S. Cellular by third parties, the following summarizes the combined results of operations of the wireless entities in which U.S. Cellular’s investments are accounted for by the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Dollars in thousands)
Results of Operations
Revenues	$837,000	$806,000	$1,562,000	$1,449,000
Operating expenses	575,000	558,000	1,090,000	1,030,000

Operating income	262,000	248,000	472,000	419,000
Other income (expense), net	6,000	(1,000)	14,000	3,000

Net Income	$268,000	$247,000	$486,000	$422,000

9.	Customer Lists

Customer lists, intangible assets from the acquisition of wireless properties, are being amortized based on average customer retention periods using the declining balance method. The acquisition of certain minority interests in the six months ended June 30, 2005 and 2004 added $0.6 million and $12.9 million, respectively, to the gross balance of customer lists. Customer list amortization expense was $2.3 million and $4.6 million for the three and six months ended June 30, 2005, respectively, and $3.7 and $6.7 million for the three and six months ended June 30, 2004, respectively. Amortization expense for the remainder of 2005 and for the years 2006-2009 is expected to be $3.7 million, $5.5 million, $3.6 million, $2.4 million and $1.7 million, respectively.

10.	Revolving Credit Facility

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At June 30, 2005, this credit facility had $649.8 million available for use, net of borrowings of $50.0 million and outstanding letters of credit of $0.2 million. This credit facility expires in December 2009. Generally, borrowings bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating. At June 30, 2005, the contractual spread was 30 basis points (the one-month LIBOR was 3.34% at June 30, 2005). Under certain circumstances, with less than two days’ notice of intent to borrow, interest on borrowings are at the prime rate less 50 basis points (the prime rate was 6.25% at June 30, 2005).

On July 11, 2005, Moody’s Investor Service downgraded U.S. Cellular from a Baa1 rating with a negative outlook to Baa2 with a stable outlook. As a result of the downgrade, the contractual spread applied to LIBOR in determining the interest rate applicable to borrowings under the revolving credit facility has increased to 45 basis points from 30 basis points. In addition, the facility fee has increased to 15 basis points from 10 basis points.

11.	Asset Retirement Obligation

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Legal obligations include obligations to remediate certain leased land on which U.S. Cellular’s cell sites and switching offices are located. U.S. Cellular is also required to return certain leased retail store premises and office space to their pre-existing conditions. U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS No. 143, “Accounting for Asset Retirement Obligations,” and has recorded a liability, which is included in other deferred liabilities and credits in the Consolidated Balance Sheets, and related asset retirement obligation expense, which is reflected in depreciation, amortization and accretion expense in the Consolidated Statements of Operations.

During the second quarter of 2005, U.S. Cellular reviewed the assumptions related to its asset retirement obligations and made certain changes to those assumptions as a result. Such changes did not have a material impact on U.S. Cellular’s financial condition or results of operations.

The table below summarizes the change in asset retirement obligation during the six months ended June 30, 2005 and 2004.

	June 30, 2005	June 30, 2004

	(Dollars in thousands)
Balance, beginning of period	$72,534	$64,501
Additional liabilities accrued	3,223	1,013
Accretion expense	2,282	2,436
Disposition of assets (1)	—	(1,635)

Balance, end of period	$78,039	$66,315

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

The settlement value of U.S. Cellular’s mandatorily redeemable minority interests was estimated to be $144.4 million at June 30, 2005. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on June 30, 2005, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FSP No. FAS 150-3; U.S. Cellular has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at June 30, 2005 was $39.9 million and is included in the Consolidated Balance Sheet caption Minority interest in subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $104.5 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

14.	Common Share Repurchase Program

U.S. Cellular has an ongoing authorization to repurchase a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans. No U.S. Cellular Common Shares were repurchased in the first six months of 2005 or 2004.

15.	Acquisitions, Divestitures and Exchanges

2005 Activity

U.S. Cellular is a limited partner in Carroll Wireless, L.P. (“Carroll Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 58. Carroll Wireless was qualified to bid on spectrum which was available only to companies that fall under the FCC definition of “designated entities,” which are small businesses that have a limited amount of assets. Carroll Wireless was a successful bidder for 17 licensed areas in Auction 58, which ended on February 15, 2005. The aggregate amount paid to the FCC for the 17 licenses was $129.9 million, net of all bidding credits to which Carroll Wireless was entitled as a designated entity. These 17 licensed areas cover portions of 12 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

In March 2005, Carroll Wireless filed an application with the FCC seeking a grant of the subject licenses. U.S. Cellular expects that the FCC will grant the licenses in the third quarter of 2005. The $129.9 million deposited with the FCC is included in licenses in the Consolidated Balance Sheet as of June 30, 2005. U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial reporting purposes, pursuant to the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), as U.S. Cellular anticipates absorbing a majority of Carroll Wireless’ expected gains or losses.

Carroll Wireless is in the process of developing its long-term business and financing plans. As of June 30, 2005, U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $130 million. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Carroll Wireless and/or its general partner; however, U.S. Cellular has not entered into any commitments to provide Carroll Wireless with any financing beyond the $130 million it has provided to date.

In the first quarter of 2005, U.S. Cellular adjusted the previously reported gain related to its sale to ALLTEL of certain wireless properties on November 30, 2004. The adjustment increased the total gain on investment from this transaction by $0.6 million due to a working capital adjustment which was finalized in the first quarter of 2005 related to the entities sold in which U.S. Cellular previously owned a non-controlling investment interest.

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

In addition in the first six months of 2004, U.S. Cellular purchased certain minority interests in several wireless markets in which it already owned a controlling interest for $40.4 million in cash. These acquisitions increased investment in licenses, goodwill and customer lists by $2.7 million, $3.6 million and $12.9 million, respectively.

16.	Accumulated Other Comprehensive Income

The cumulative balances of unrealized gains and (losses) on securities and derivative instruments and related income tax effects included in accumulated other comprehensive income are as follows:

	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$74,238	$60,509
Add (deduct):
Unrealized gains (losses) on marketable equity securities	(31,714)	(30,476)
Income tax (expense) benefit	12,521	12,045

Net change in unrealized gains (losses) on marketable equity securities in
comprehensive income	(19,193)	(18,431)

Balance, end of period	55,045	42,078

Derivative Instruments
Balance, beginning of period	(42,845)	(33,720)
Add (deduct):
Unrealized gain on derivative instruments	24,179	23,769
Income tax (expense)	(9,547)	(9,388)

Net change in unrealized gains (losses) on derivative instruments included in
comprehensive income	14,632	14,381

Balance, end of period	$(28,213)	$(19,339)

Accumulated Other Comprehensive Income
Balance, beginning of period	$31,393	$26,789
Net change in marketable equity securities	(19,193)	(18,431)
Net change in derivative instruments	14,632	14,381

Net change in unrealized gains (losses) included in comprehensive income	(4,561)	(4,050)

Balance, end of period	$26,832	$22,739

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Dollars in thousands)
Comprehensive Income
Net income	$37,936	$37,984	$54,834	$47,216
Net change in unrealized gains (losses)
on marketable equity securities
and derivative instruments	(1,684)	(4,366)	(4,561)	(4,050)

	$36,252	$33,618	$50,273	$43,166

17.	Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

United States Cellular Corporation (“U.S. Cellular” — AMEX symbol: USM) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 81.5%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”).

The following discussion and analysis should be read in conjunction with U.S. Cellular’s interim consolidated financial statements and notes thereto included herein, and with its audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the year ended December 31, 2004.

SUMMARY OF HOLDINGS

U.S. Cellular owned, or had the right to acquire pursuant to certain agreements, either majority or minority interests in 229 wireless markets at June 30, 2005. A summary of the number of markets U.S. Cellular owns or has rights to acquire as of June 30, 2005 follows:

Number of Markets

Consolidated markets (1)	176
Consolidated markets to be acquired pursuant to existing agreements (2)	29
Minority interests accounted for using equity method (3)	19
Minority interests accounted for using cost method (4)	5

Total markets to be owned after completion of pending transactions	229

(1)	U.S. Cellular owns a controlling interest in each of these markets. This includes a controlling interest in one license that U.S. Cellular purchased from Cingular Wireless LLC ("Cingular") on April 1, 2005.

(2)	U.S. Cellular owns rights to acquire controlling interests in 29 additional wireless licenses. Of such 29 licenses, 20 result from an acquisition agreement with AT&T Wireless Services, Inc. ("AT&T Wireless"), now Cingular, which closed in August 2003. U.S. Cellular has up to five years from the transaction closing date to exercise its rights to acquire the licenses. The remaining 9 licenses relate to Carroll Wireless, L.P. ("Carroll Wireless"), an entity in which U.S. Cellular owns a controlling interest for financial reporting purposes. Carroll Wireless was the winning bidder of 17 wireless licenses in the auction of wireless spectrum designated by the Federal Communications Commission ("FCC") as Auction 58. Of the 17 licenses for which Carroll Wireless was the winning bidder, eight are in markets in which U.S. Cellular currently owns spectrum; the other nine markets represent markets which are incremental to U.S. Cellular's currently owned or acquirable markets. Only the incremental markets are included in the number of consolidated markets to be acquired to avoid duplicate reporting of overlapping markets.

(3)	Represents licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the equity method.

(4)	Represents licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the cost method.

OVERVIEW

The following is a summary of certain selected information contained in the comprehensive Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows. The overview does not contain all of the information that may be important. You should carefully read the entire Management’s Discussion and Analysis of Financial Condition and Results of Operations and not rely solely on the overview.

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

U.S. Cellular’s business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular’s operating strategy is to strengthen the geographic areas where it can continue to build long-term operating synergies and to exit those areas where it does not have opportunities to build such synergies. To that end, U.S. Cellular launched commercial service in three metropolitan markets – Lincoln, Nebraska; Oklahoma City, Oklahoma; and Portland, Maine – during the second half of 2004 and in the St. Louis, Missouri market during the third quarter of 2005.

U.S. Cellular’s operating income in the six months ended June 30, 2005 increased $9.1 million, or 10%, to $103.3 million from $94.2 million in 2004. The operating income margins (as a percent of service revenues) were 7.6% in 2005 and 7.3% in 2004. Although operating income and margins improved in 2005, U.S. Cellular expects that there will be continued pressure on operating income and margins in the next few years related to the following factors:

  costs of customer acquisition and retention;
  effects of competition;
  increased customer use of its services;
  launching service in new areas;
  reduced inbound roaming revenues; and
  continued enhancements to its wireless networks.

The effects of these factors are expected to be mitigated to some extent by the following factors:
  reduced per minute costs for usage on U.S. Cellular’s network and for outbound roaming usage;
  expansion of revenues from additional customers, data-related products and services and newly launched markets; and
  reduced amortization expense as the customer list asset balances decline.

See “Results of Operations.”

Financing Initiatives

U.S. Cellular has recently received or will receive licenses that will be in a development phase for several years. U.S. Cellular anticipates that it may require financing over the next few years for capital expenditures, for any development of its recently acquired markets and to further its growth in recently launched markets. U.S. Cellular may also determine to finance the development of some or all of the 17 licenses for which Carroll Wireless, L.P. (“Carroll Wireless”) was the winning bidder in the auction of wireless spectrum designated by the Federal Communications Commission (“FCC”) as Auction 58. U.S. Cellular consolidates Carroll Wireless and its general partner, Carroll PCS, Inc., for financial reporting purposes, pursuant to the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”).

Carroll Wireless is in the process of developing its long-term business and financing plans. As of June 30, 2005, U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $130 million. Pending finalization of Carroll Wireless’s permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Carroll Wireless and/or its general partner; however, U.S. Cellular has not entered into any commitments to provide Carroll Wireless with any financing beyond the $130 million it has provided to date.

U.S. Cellular had cash and cash equivalents totaling $17.6 million and had $649.8 million of availability under its revolving credit facility as of June 30, 2005. U.S. Cellular is also generating substantial cash flows from operations. Cash flow from operating activities totaled $298.6 million during the first six months of 2005. In addition, U.S. Cellular may have access to public and private capital markets to help meet its long-term financing needs. U.S. Cellular believes that cash on hand, expected future cash flows from operations and sources of external financing provide substantial financial flexibility and are sufficient to permit U.S. Cellular to finance its contractual obligations and anticipated capital expenditures for the foreseeable future. U.S. Cellular continues to seek to maintain a strong Balance Sheet and an investment grade credit rating.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	2005	2004

As of June 30, (1a)
Total market population (2)	44,690,000	45,581,000
Customers (3)	5,227,000	4,684,000
Market penetration (4)	11.70%	10.28%
Total full-time equivalent employees	7,000	6,350
Cell sites in service	5,034	4,420
For the Six Months Ended June 30, (1b)
Net customer additions (5)	276,000	333,000
Net retail customer additions (5)	204,000	248,000
Average monthly service revenue per customer (6)	$44.42	$46.96
Postpay churn rate per month (7)	1.5%	1.4%
Sales and marketing cost per gross customer addition (8)	$423	$381

(1a)	Amounts in 2005 include the market acquired from Cingular in April 2005, and do not include (i) the six markets sold to AT&T Wireless in February 2004, or (ii) the two markets sold to ALLTEL in November 2004. Amounts in 2004 do not include the market acquired from Cingular in April 2005 or the six markets sold to AT&T Wireless in February 2004.

(1b)	Amounts in 2005 include the results of the market acquired from Cingular in April 2005 from April 1, 2005 through June 30, 2005, and do not include (i) the results of the six markets sold to AT&T Wireless in February 2004 for the entire period or (ii) the results of the two markets sold to ALLTEL in November 2004 for the entire period. Amounts in 2004 include (i) the results of the six markets sold to AT&T Wireless in February 2004 from January 1, 2004 through February 17, 2004, and (ii) the results of the two markets sold to ALLTEL in November 2004 for the entire period.

(2)	Represents 100% of the population of the markets in which U.S. Cellular has a controlling financial interest for financial reporting purposes. As of June 30, 2005, such population includes the total market population of the market acquired from Cingular in April 2005. As of June 30, 2004, such population includes one additional market consolidated pursuant to the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46") as of January 1, 2004. This market was subsequently sold in November 2004 and is therefore not included at June 30, 2005. The total market population of the six markets sold to AT&T Wireless in February 2004 is not included in the amounts for 2005 or 2004, as the customers sold to AT&T Wireless are not included in U.S. Cellular's consolidated customer base as of June 30, 2005 or 2004. The total market population of the two markets sold to ALLTEL in November 2004 is not included in the amounts for 2005, as the customers sold to ALLTEL are not included in U.S. Cellular's consolidated customer base as of June 30, 2005, but such total market population and customers are included as of June 30, 2004. The population of markets in which U.S. Cellular has deferred the transfer of licenses from AT&T Wireless are not included in the population for any period, nor are the population of markets for which Carroll Wireless was the winning bidder in the FCC's Auction 58.

(3)	U.S. Cellular's customer base consists of the following types of customers:

	June 30,

	2005	2004

Customers on postpay service plans in which the end user is a
customer of U.S. Cellular ("postpay customers")	4,426,000	4,128,000
End user customers acquired through U.S. Cellular's agreement with a third party ("reseller customers") *	539,000	400,000

Total postpay customer base	4,965,000	4,528,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular ("prepaid customers")	262,000	156,000

Total customers	5,227,000	4,684,000

* Pursuant to its agreement with the third party, U.S. Cellular is compensated by the third party on a postpay basis; as a result, all customers U.S. Cellular has acquired through this agreement are considered to be postpay customers.

(4)	Calculated using 2004 and 2003 Claritas population estimates for 2005 and 2004, respectively. "Total market population" is used only for the purposes of calculating market penetration, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets).

(5)	"Net customer additions" represents the number of net customers added to U.S. Cellular's overall customer base through all of its marketing distribution channels, excluding any customers transferred through acquisition or divestiture activity. "Net retail customer additions" represents the number of net customers added to U.S. Cellular's customer base, excluding net reseller customers added to its reseller customer base, through its marketing distribution channels, excluding any customers transferred through acquisition or divestiture activity. Full-year 2005 estimates for U.S. Cellular's net retail customer additions are included in the overall discussion of full-year 2005 estimates under "Operating Income."

(6)	U.S. Cellular uses this measurement to assess the amount of service revenue U.S. Cellular generates each month on a per unit basis. Variances in this measurement are monitored and compared to variances in expenses on a per unit basis. Average monthly service revenue per customer is calculated as follows:

	Six Months Ended June 30,

	2005	2004

Service Revenues per Consolidated Statements of Operations	$1,360,366	$1,282,040
Divided by average customers during period (000s) *	5,104	4,550
Divided by number of months in each period	6	6

Average monthly service revenue per customer	$44.42	$46.96

* "Average customers during period" is calculated by adding the number of total customers, including reseller customers, at the beginning of the first month of each period and at the end of each month in the period and dividing by the number of months in the period plus one. Acquired and divested customers are included in the calculation on a prorated basis for the amount of time U.S. Cellular served such customers during each period.

(7)	Postpay churn rate per month represents the percentage of the postpay customer base that disconnects service each month, including both postpay customers and reseller customer numbers. Reseller customers can disconnect service without the associated account number being disconnected from U.S. Cellular's network if the reseller elects to reuse the customer telephone number; as a result, only those reseller customer numbers that are disconnected from U.S. Cellular's network are counted in the number of postpay disconnects. The calculation divides the total number of postpay and reseller customers who disconnect service during the period by the number of months in such period, and then divides that quotient by the average monthly postpay customer base, which includes both postpay and reseller customers, for such period.

(8)	For a discussion of the components of this calculation, see "Operating Expenses - Selling, General and Administrative."

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

Operating revenues increased $80.5 million, or 6%, to $1,450.4 million in 2005 from $1,369.9 million in 2004.

	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Retail service	$1,202,101	$1,116,769
Inbound roaming	64,727	87,015
Long-distance and other service revenues	93,538	78,256

Service Revenues	1,360,366	1,282,040
Equipment sales	89,991	87,835

	$1,450,357	$1,369,875

Service revenues increased $78.4 million, or 6%, to $1,360.4 million in 2005 from $1,282.0 million in 2004. Service revenues primarily consist of: (i) charges for access, airtime, roaming and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems. The increase in service revenues was primarily due to the growing number of retail customers. Monthly service revenue per customer averaged $44.42 in the first six months of 2005, and $46.96 in the first six months of 2004. See footnote 6 to the table above for the calculation of average monthly service revenue per customer.

Retail service revenues increased $85.3 million, or 8%, to $1,202.1 million in 2005 from $1,116.8 million in 2004. Growth in U.S. Cellular’s customer base, an increase in average monthly retail minutes of use per customer and growth in revenues from data products and services were the primary reasons for the increase in retail service revenue. The number of customers increased 12% to 5,227,000 at June 30, 2005, from 4,684,000 at June 30, 2004. Of the 12% increase in customers since June 30, 2004, 570,000 were added through U.S. Cellular’s marketing (including reseller) distribution channelys while 27,000 net customers were subtracted as a result of acquisition and divestiture activities, primarily the divestiture to ALLTEL in November 2004.

Revenues from data products and services increased to $59.7 million in 2005 from $25.2 million in 2004, as U.S. Cellular’s easyedgeSM products were enhanced and made available in all of its markets. Also, amounts billed to customers to recover the cost of contributions to the federal universal service fund and costs related to other federal mandates such as E-911 capability and wireless number portability increased $21.1 million in the first half of 2005.

Monthly retail minutes of use per customer increased to 606 in 2005 from 517 in 2004. The increase in monthly local retail minutes of use was driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. U.S. Cellular anticipates that the percentage growth in the customer base in U.S. Cellular’s wireless markets will be lower in the future, primarily as a result of the increased competition in its markets and the increasing maturity of the wireless marketplace. However, as U.S. Cellular expands its operations in its recently acquired and launched markets in future years, it anticipates adding customers and revenues in those markets.

The impact on retail service revenue of the increase in average monthly retail minutes of use was offset by a decrease in average revenue per minute of use in 2005. The decrease in average revenue per minute of use reflects the effects of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans. Additionally, the percentage of U.S. Cellular’s customer base represented by prepaid and reseller customers, which generate less revenue per customer on average than postpay customers, increased from 12% at June 30, 2004 to 15% at June 30, 2005. Also, as of January 1, 2005, U.S. Cellular changed its accounting for certain fees charged when customers disconnect service prior to the end of their contracts, to begin recording revenue for such fees only as collected. Prior to that time, U.S. Cellular recorded both revenue and accounts receivable related to such fees, and then wrote off uncollectible accounts receivable to bad debt expense. This change reduced both retail service revenues and bad debt expense by $18.8 million compared to 2004. As a result of the above factors, average monthly retail service revenue per customer decreased 4% to $39.25 in 2005 from $40.91 in 2004. U.S. Cellular anticipates that U.S. Cellular’s average revenue per minute of use will continue to decline in the future, reflecting increased competition and penetration of the consumer market.

Inbound roaming revenues decreased $22.3 million, or 26%, to $64.7 million in 2005 from $87.0 million in 2004. The decrease in revenue primarily related to the decrease in revenue per roaming minute of use, partially offset by an increase in roaming minutes of use. The decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates. The increase in inbound roaming minutes of use was primarily driven by the overall growth in the number of customers throughout the wireless industry.

U.S. Cellular anticipates that the rate of growth in inbound roaming minutes of use will continue to slow down due to these factors:

  U.S. Cellular’s roaming partners may switch their business from U.S. Cellular to other operators or to their own systems;
  as certain wireless operators convert their networks to Global System for Mobile Communication (“GSM”) digital technology, which U.S. Cellular only supports through its analog service and in some cases through its Time Division Multiple Access (“TDMA”) service, those operators may switch their business to other operators which offer GSM service; and
  newer customers may roam less than existing customers, reflecting further penetration of the consumer market.

U.S. Cellular also anticipates that average inbound roaming revenue per minute of use will continue to decline, reflecting the continued general downward trend in negotiated rates.

Long-distance and other service revenues increased $15.2 million, or 20%, to $93.5 million in 2005 from $78.3 million in 2004. The increase primarily reflected a $14.6 million increase in competitive eligible telecommunications carrier funds received for the states in which U.S. Cellular is eligible to receive such funds. Of this amount, $5.1 million represented a one-time reimbursement paid to U.S. Cellular related to filings for prior periods; this effect was mostly offset by a $4.4 million one-time reduction in reimbursements which U.S. Cellular had previously received but related to a time period before it had become eligible to receive such reimbursements. In the first half of 2005, U.S. Cellular was eligible to receive such funds in five states compared to three states in the first half of 2004.

Equipment sales revenues increased $2.2 million, or 2%, to $90.0 million in 2005 from $87.8 million in 2004. Equipment sales revenues include revenues from sales of handsets and related accessories to both new and current customers, as well as revenues from the sales of handsets to agents. U.S. Cellular sells handsets to its agents at a price approximately equal to U.S. Cellular’s cost, before applying any rebates. Selling handsets to agents enables U.S. Cellular to provide better control over handset quality, establish roaming preferences and pass along quantity discounts. U.S. Cellular anticipates that it will continue to sell handsets to agents in the future, and that it will continue to provide rebates to agents who provide handsets to new and current customers.

The total cost of equipment sold increased $13.8 million, or 6%, to $243.9 million in 2005 from $230.1 million in 2004. Equipment sales revenues have grown less significantly than the total cost of equipment sold due to the continued substantial discounting of handsets for new customers as well as those customers who renew service with U.S. Cellular. This trend is occurring throughout the wireless industry.

Equipment sales revenues from handset sales to agents are recognized upon delivery of the related products to the agents, net of anticipated agent rebates. In most cases, the agents receive the rebate from U.S. Cellular at the time these agents provide handsets to sign up new customers or renew current customers.

Customers added to U.S. Cellular’s customer base through its marketing distribution channels (“gross customer activations”), one of the primary drivers of equipment sales revenues, increased less than 1% in 2005. The revenues from handsets provided to current customers for retention purposes declined slightly, despite a slight increase in the volume of such transactions, partially reducing the growth in equipment sales revenues. The retention transaction revenue decline was primarily due to the increase in discounting of handsets for competitive reasons. In 2005, U.S. Cellular continued to focus on retaining customers by offering current customers new handsets similar to those offered to new customers as the expiration dates of customers’ service contracts approached.

Operating expenses increased $71.4 million, or 6%, to $1,347.1 million in 2005 from $1,275.7 million in 2004.

	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands)
System operations (exclusive of depreciation,
amortization and accretion included below)	$287,804	$282,410
Cost of equipment sold	243,870	230,070
Selling, general and administrative	561,665	527,825
Depreciation, amortization and accretion	253,717	236,143
Gain on assets held for sale	—	(725)

	$1,347,056	$1,275,723

System operations expenses (excluding depreciation, amortization and accretion) increased $5.4 million, or 2%, to $287.8 million in 2005 from $282.4 million in 2004. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. The components of system operations expenses were as follows:

  maintenance, utility and cell site expenses increased $14.5 million, or 17%, primarily driven by a 14% increase in the number of cell sites within U.S. Cellular’s network, to 5,034 in 2005 from 4,420 in 2004, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also by launching operations in new markets;
  the cost of network usage on U.S. Cellular’s systems increased $17.3 million, or 19%, as total minutes used on U.S. Cellular’s systems increased 35% in 2005, partially offset by the ongoing reduction in the per-minute cost of usage on U.S. Cellular’s network; and
  expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming decreased $26.4 million, or 26%. Factors contributing to the decline included: 1) reductions in cost per minute, primarily resulting from the ongoing decline in negotiated roaming rates; 2) the availability of U.S. Cellular’s network in markets launched in 2004 which largely eliminated the need for its customers to incur more expensive roaming charges in those markets; and 3) the sales of markets to AT&T Wireless and ALLTEL in 2004, which eliminated the roaming costs previously incurred by those markets’ customers.

In total, U.S. Cellular expects system operations expenses to increase over the next few years, driven by the following factors:
  increases in the number of cell sites within U.S. Cellular’s network as it continues to add capacity and enhance quality in all markets, and continues development activities in new markets; and
  increases in minutes of use, both on U.S. Cellular's network and by U.S. Cellular's customers on other carriers' networks when roaming.

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage both on U.S. Cellular’s network and on other carriers’ networks. As the recently launched markets have historically been among U.S. Cellular’s customers’ most popular roaming destinations, U.S. Cellular anticipates that the continued integration of these markets into its operations will result in a further increase in minutes of use by U.S. Cellular’s customers on its network and a corresponding decrease in minutes of use by its customers on other carriers’ networks, resulting in a lower overall increase in minutes of use by U.S. Cellular’s customers on other carriers’ networks. Such a shift in minutes of use should reduce U.S. Cellular’s per-minute cost of usage in the future.

Cost of equipment sold increased $13.8 million, or 6%, to $243.9 million in 2005 from $230.1 million in 2004. The change was primarily due to an increase in the total cost of handsets provided to customers for retention purposes, as the number of retention transactions increased only slightly in 2005 and the number of gross customer activations from marketing channels increased less than 1%. In addition, the overall cost per handset increased slightly in the first six months of 2005 as more customers purchased higher priced data-enabled handsets which increasingly include other value-added features such as cameras. Data-enabled handsets are required for customers to access U.S. Cellular’s easyedgeSM suite of services.

Selling, general and administrative expenses increased $33.9 million, or 6%, to $561.7 million in 2005 from $527.8 million in 2004. Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers, the costs of serving customers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in 2005 is primarily due to the increase in employee-related expenses associated with acquiring, serving and retaining customers, primarily as a result of the 12% increase in U.S. Cellular’s customer base and a 10% increase in full-time equivalent employees. Selling, general and administrative expenses were also affected by the following factors:

  a $10.1 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects;
  an $8.2 million increase in expenses related to payments into the federal universal service fund, driven by an increase in the percentage of revenues required to be paid into the fund as well as an increase in retail service revenues, upon which payments into the fund are based; most of these payments are offset by increases in retail service revenues for amounts passed through to customers;
  a $6.7 million increase in advertising expenses, primarily related to the marketing of the U.S. Cellular brand in the markets launched in 2004 and the St. Louis market, which was launched in the third quarter of 2005;
  a $4.3 million decrease in amounts billed to AT&T Wireless and ALLTEL for transition services, which were provided subsequent to the completion of the sale and exchange transactions with those companies; such billings offset selling, general and administrative expenses U.S. Cellular incurred to provide such services; and
  a $19.0 million decrease in bad debt expense, primarily attributable to a change in U.S. Cellular’s accounting as of January 1, 2005 for certain fees charged when customers disconnect service prior to the end of their contracts; in 2005, U.S. Cellular began recording revenue for such fees only as collected, reducing both retail service revenues and bad debt expense by $18.8 million compared to 2004 when it recorded both revenue and bad debt expense related to such fees.

Sales and marketing cost per gross customer activation increased 11% to $423 in 2005 from $381 in 2004, primarily due to increased handset subsidies, sales employee-related expenses and advertising expenses; partially offset by a decrease in commissions and agent-related payments. U.S. Cellular uses this measurement to assess both the cost of acquiring customers and the efficiency of its marketing efforts. Sales and marketing cost per gross customer activation is not calculable using financial information derived directly from the Consolidated Statements of Operations. The definition of sales and marketing cost per gross customer activation that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similarly titled measures that are reported by other companies.

Below is a summary of sales and marketing cost per gross customer activation for each period:

	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the
acquisition of new customers (1)	$243,921	$225,642
Cost of equipment sold to new customers (2)	183,770	161,973
Less equipment sales revenue from new customers (3)	(103,489)	(97,186)

Total costs	$324,202	$290,429
Gross customer activations (000s) (4)	766	762

Sales and marketing cost per gross customer activation	$423	$381

(1)	Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:

	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Selling, general and administrative expenses, as reported	$561,665	$527,825
Less expenses related to serving and retaining customers	(317,744)	(302,183)

Selling, general and administrative expenses related to
the acquisition of new customers	$243,921	$225,642

(2)	Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Cost of equipment sold as reported	$243,870	$230,070
Less cost of equipment sold related to the retention of
current customers	(60,100)	(68,097)

Cost of equipment sold to new customers	$183,770	$161,973

(3)	Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Equipment sales revenue as reported	$89,991	$87,835
Less equipment sales revenues related to the retention of
current customers, excluding agent rebates	(12,103)	(12,927)
Add agent rebate reductions of equipment sales revenues
related to the retention of current customers	25,601	22,278

Equipment sales revenues from new customers	$103,489	$97,186

(4)	Gross customer activations represent customers added to U.S. Cellular's customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of current U.S. Cellular customers (“net customer retention costs”), decreased 8% to $12.78 in 2005 from $13.91 in 2004. U.S. Cellular uses this measurement to assess the cost of serving and retaining its customers on a per unit basis.

This measurement is reconciled to total selling, general and administrative expenses as follows:

	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative
expenses as reported	$561,665	$527,825
Less selling, general and administrative expenses
related to the acquisition of new customers	(243,921)	(225,642)
Add cost of equipment sold related to the
retention of current customers	60,100	68,097
Less equipment sales revenues related to the
retention of current customers, excluding agent rebates	(12,103)	(12,927)
Add agent rebate reductions of equipment sales
revenues related to the retention of current customers	25,601	22,278

Net cost of serving and retaining customers	$391,342	$379,631
Divided by average customers during period (000s) (2)	5,104	4,550
Divided by six months in each period	6	6

Average monthly general and administrative expenses
per customer	$12.78	$13.91

(1)	These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.
(2)	Average customers for the six month periods were previously defined in footnote 6 to the table of summarized operating data.

Depreciation, amortization and accretion expense increased $17.6 million, or 7%, to $253.7 million in 2005 from $236.1 million in 2004. The majority of the increase reflects a $20.0 million, or 9%, increase in depreciation expense, primarily driven by rising average fixed asset balances, which increased 19% in 2005. Increased fixed asset balances in 2005 resulted from the following factors:

  the addition of 614 cell sites to U.S. Cellular’s network since June 30, 2004; new cell sites were built to improve coverage and capacity in U.S. Cellular’s markets, both in currently served areas as well as in areas where U.S. Cellular has launched or is preparing to launch commercial service; and
  the addition of digital radio channels and switching capacity to U.S. Cellular’s network to accommodate increased usage.

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

In 2005, additional depreciation expense was recorded related to the following:

  $6.3 million of writeoffs of fixed assets related to the disposal of assets or trade-in of older assets for replacement assets; and
  $3.6 million of writeoffs of certain Time Division Multiple Access (“TDMA”) digital radio equipment related to its disposal or consignment for future sale. This writedown was necessary to reduce the book value of the assets to be sold to their estimated proceeds from disposition.

In 2004, a change in the useful lives of certain asset categories increased depreciation expense $9.9 million. Also, certain TDMA digital radio equipment consigned to a third party for future sale was written down by $6.3 million prior to its consignment, increasing depreciation expense by that amount.

Additionally in 2004, in preparation for the implementation of a fixed asset management and tracking software system, including a bar code asset identification system, U.S. Cellular conducted a physical inventory review of its cell site fixed assets. U.S. Cellular completed the inventory in the fourth quarter of 2004. Based on the results of the review through June 30, 2004, U.S. Cellular estimated that the review, when completed, would result in a write-off of certain assets with a net book value of approximately $4.0 million, and charged $4.0 million to depreciation expense for the estimated write-off in the second quarter of 2004.

Amortization expense decreased $2.8 million, or 13%, to $19.1 million in 2005 from $22.0 million in 2004, primarily representing a $2.4 million decrease in amortization related to the customer list intangible assets and other amortizable assets acquired in the Chicago market transaction during 2002. Customer list intangible assets are amortized using the declining balance method, which results in declining amortization expense each year.

(Gain) loss on assets held for sale for the first six months of 2004 includes a gain of $725,000, which primarily represents a $582,000 reduction of loss on assets held for sale recorded originally in the fourth quarter of 2003 on the sale of wireless properties in southern Texas to AT&T Wireless which was completed in February 2004.

Operating Income

Operating income increased $9.1 million, or 10%, to $103.3 million in 2005 from $94.2 million in 2004. The operating income margins (as a percent of service revenues) were 7.6% in 2005 and 7.3% in 2004. The increase in operating income and operating income margin in 2005 reflects increased service revenues, primarily driven by growth in the number of customers served by U.S. Cellular’s systems, and lower system operations expenses as a percent of service revenues, partially offset by the following factors:

  increased selling, general and administrative expense, primarily due to the increase in expenses related to acquiring, serving and retaining additional customers;
  increased depreciation expense, primarily driven by an increase in average fixed assets related to ongoing improvements to U.S. Cellular’s wireless network;
  increased equipment subsidies, primarily due to the increase in the per unit discount for handsets sold to new customers as well as to current customers for retention purposes; and
  increased minutes of use and cell sites in service.

U.S. Cellular expects all of the above factors to continue to have an effect on operating income and operating margins for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause operating income and operating margins to fluctuate over the next several quarters.

U.S. Cellular plans to incur additional expenses during the remainder of 2005 as it competes in its established markets and in recently launched markets. Additionally, U.S. Cellular plans to build out its network into other as yet unserved portions of its licensed areas, and began sales and marketing operations in the St. Louis area in the third quarter of 2005. U.S. Cellular launched its brand of data-related wireless services in many of its markets in the second half of 2003, and expects to incur expenses related to its continued marketing of data-related wireless services in the next few years.

The following estimates of full-year 2005 service revenues; depreciation, amortization and accretion expenses; operating income; and net retail customer activations include the impact of commercially launching service in the St. Louis market during the third quarter of 2005. Except for disclosed changes, such estimates are based on U.S. Cellular’s currently owned markets because the effect of any possible future acquisition or disposition activity cannot be predicted with accuracy or certainty. The following estimates were updated by U.S. Cellular on July 27, 2005 and continue to represent U.S. Cellular’s views as of the date of filing this Form 10-Q based on current facts and circumstances. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise.

	2005 Estimated Results		2004 Actual Results

Service revenues	$	+/- 2.8 billion	$2.65 billion
Depreciation, amortization and accretion expenses		$530 million	$497.9 million
Operating Income		$180-220 million	$177.8 million
Net retail customer activations		475,000-525,000	464,000

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

U.S. Cellular believes there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter than in the other quarters due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. U.S. Cellular anticipates that the impact of such seasonality will decrease in the future, particularly as it relates to operating expenses, as the proportion of full year customer activations derived from fourth quarter holiday sales is expected to decline to reflect ongoing, rather than seasonal, promotions of U.S. Cellular’s products.

Investment and Other Income (Expense) totaled $(4.9) million in 2005 and $(7.3) million in 2004.

Investment income decreased $2.5 million, or 8%, to $30.1 million in 2005 from $32.6 million in 2004. Investment income primarily represents U.S. Cellular’s share of net income from the markets managed by others that are accounted for by the equity method. Los Angeles SMSA Limited Partnership continues to contribute a significant portion of the total investment income in 2005. The decrease in investment income in the first half of 2005 is primarily the result of the divestitures of certain investment markets to ALLTEL in November 2004.

Interest and dividend income increased $3.9 million to $6.4 million in 2005 from $2.5 million in 2004. Dividend income from U.S. Cellular’s investment in Vodafone shares increased $2.0 million. Interest income includes amounts earned related to the settlement of an issue with a third party as well as interest earned on U.S. Cellular’s cash balances.

Interest (expense) increased $0.9 million, or 2%, to $42.2 million in 2005 from $41.3 million in 2004. Interest expense in 2005 is primarily related to U.S. Cellular’s 6.7% senior notes ($18.5 million); its 7.5% senior notes ($12.6 million); its 8.75% senior notes ($5.7 million); its Vodafone forward contracts ($2.6 million); and its revolving credit facility with a series of banks ($1.7 million).

Interest expense in 2004 is primarily related to U.S. Cellular’s 6.7% senior notes ($15.4 million); its 7.25% senior notes ($9.2 million); its 8.75% senior notes ($5.7 million); its Liquid Yield Option Notes ($4.9 million); its Intercompany Note with TDS (the “Intercompany Note”) ($0.9 million); its revolving credit facility with a series of banks ($1.7 million); and its Vodafone forward contracts ($1.4 million).

The Liquid Yield Option Notes, which were 6% zero coupon convertible debentures, were redeemed as of July 26, 2004. U.S. Cellular’s $250 million principal amount of 7.25% senior notes were redeemed on August 16, 2004. The Intercompany Note was repaid on February 9, 2004.

U.S. Cellular’s $544 million principal amount of 6.7% senior notes are unsecured and are due in December 2033. Interest on such notes is payable semi-annually on June 15 and December 15 of each year. U.S. Cellular originally issued $444 million of the 6.7% notes in December 2003 in order to reduce the use of its revolving credit facility and the related interest rate risk. An additional $100 million of such notes was issued in June 2004. The proceeds of such additional issuance, together with the proceeds of the 7.5% notes discussed below, were used to redeem the Liquid Yield Option Notes on July 26, 2004. The balance of the net proceeds, together with borrowings under the revolving credit facility, was used to redeem all of U.S. Cellular’s 7.25% senior notes on August 16, 2004.

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

For information regarding U.S. Cellular’s Revolving Credit Facility, see “Liquidity and Capital Resources – Revolving Credit Facility.” For information regarding the Intercompany Note from TDS, see “Certain Relationships and Related Transactions.”

Gain (loss) on investments totaled a net gain of $0.6 million in 2005 and a loss of $1.8 million in 2004. The net gain in 2005 reflects a working capital adjustment recorded on the investment interests sold by U.S. Cellular to ALLTEL in November 2004. The net loss of $1.8 million in 2004 represents an impairment in the carrying value of a U.S. Cellular investment in a non-operational market in Florida that was sold in December 2004.

Income Taxes

Income tax expense increased $4.0 million, or 12%, to $38.8 million in 2005 from $34.8 million in 2004 primarily due to higher pretax income. In 2004, $2.5 million of tax expenses were recorded upon the completion of the sale of assets to AT&T Wireless in February 2004. The effective tax rate was 39.4% in 2005 and 40.0% in 2004. For further analysis and discussion of U.S. Cellular’s effective tax rates in 2005 and 2004, see “Application of Critical Accounting Policies and Estimates – Income Taxes” and Note 3 – Income Taxes.

TDS and U.S. Cellular are parties to a Tax Allocation Agreement, pursuant to which U.S. Cellular is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial reporting purposes, U.S. Cellular computes federal income taxes as if it was filing a separate return as its own affiliated group and was not included in the TDS group.

Net Income

Net income increased $7.6 million, or 16%, to $54.8 million in 2005 from $47.2 million in 2004. Diluted earnings per share was $0.63 in 2005 and $0.54 in 2004.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Operating Revenues increased $29.7 million, or 4%, to $741.9 million during the second quarter of 2005 from $712.2 million in 2004.

	Three Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Retail service	$612,427	$576,541
Inbound roaming	34,844	44,516
Long-distance and other service revenues	44,303	41,601

Service Revenues	691,574	662,658
Equipment sales	50,348	49,567

	$741,922	$712,225

Retail service revenues increased $35.9 million, or 6%, to $612.4 million in 2005 from $576.5 million in 2004, primarily due to a 12% increase in U.S. Cellular’s customer base. The effect of a 16% increase in monthly retail minutes of use per customer, to 627 in 2005 from 542 in 2004, was more than offset by a decrease in average revenue per minute of use in 2005, resulting in a 5% decrease in average monthly retail service revenue per customer.

Inbound roaming revenue decreased $9.7 million, or 22%, to $34.8 million in 2005 from $44.5 million in 2004, for reasons generally the same as for the first six months of 2005, except that there was no impact on inbound roaming revenue in either period as a result of the sale of markets to AT&T Wireless in February 2004.

Long-distance and other service revenues increased $2.7 million, or 6%, to $44.3 million in 2005 from $41.6 million in 2004. The increase primarily reflected an increase in competitive eligible telecommunications carrier funds received for the states in which U.S. Cellular is eligible to receive such funds, partially offset by a one-time reduction in reimbursements which U.S. Cellular had previously received but related to a time period before it had become eligible to receive such reimbursements. In the second quarter of 2005, U.S. Cellular was eligible to receive such funds in five states compared to three states in the same period of 2004.

Equipment sales revenue increased $0.8 million, or 2%, to $50.3 million in 2005 from $49.5 million in 2004. The primary driver for the increase was an increase in handsets sold to current customers for retention purposes, while gross customer activations decreased 7% and overall revenue per handset decreased as well. The decrease in overall revenue per handset was primarily due to an increase in discounting of handsets for competitive reasons.

Operating Expenses increased $28.5 million, or 4%, to $674.9 million during the second quarter of 2005 from $646.4 million in 2004.
	Three Months Ended June 30,

	2005	2004

	(Dollars in thousands)
System operations (exclusive of depreciation,
amortization and accretion included below)	$147,738	$144,887
Cost of equipment sold	116,977	110,182
Selling, general and administrative	283,676	269,619
Depreciation, amortization and accretion	126,467	122,249
(Gain) on assets of operations held for sale	—	(582)

	$674,858	$646,355

System operations expenses (excluding depreciation, amortization and accretion) increased $2.8 million, or 2%, to $147.7 million in 2005 from $144.9 million in 2004. The effects of several offsetting factors, which were generally the same factors that affected system operations expense in the first six months of 2005, resulted in a slight net increase in expense during the second quarter of 2005.

Cost of equipment sold increased $6.8 million, or 6%, to $117.0 million in 2005 from $110.2 million in 2004. The primary driver for the increase was an increase in handsets sold to current customers for retention purposes, while gross customer activations decreased 7% and overall cost per handset decreased slightly as well. The decrease in overall cost per handset was due to the slight decrease in the cost of data enabled handsets since the second quarter of 2004.

Selling, general and administrative expenses increased $14.1 million, or 5%, to $283.7 million in 2005 from $269.6 million in 2004. The increase was primarily attributable to the increase in employee-related expenses associated with acquiring, serving and retaining customers, primarily as a result of the increase in U.S. Cellular’s customer base. Selling, general and administrative expenses were also affected by the following factors:

  a $5.8 million increase in expenses related to payments into the federal universal service fund, driven by an increase in the percentage of revenues required to be paid into the fund as well as an increase in retail service revenues, upon which payments into the fund are based;
  a $4.9 million increase in advertising expenses, primarily related to the marketing of the U.S. Cellular brand in the markets launched in 2004 and the St. Louis market, which was launched in the third quarter of 2005;
  a $4.9 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects; and
  an $11.5 million decrease in bad debt expense, primarily attributable to a change in U.S. Cellular’s accounting as of January 1, 2005 for certain fees charged when customers disconnect service prior to the end of their contracts; in the second quarter of 2005, U.S. Cellular began recording revenue for such fees only as collected, reducing both retail service revenues and bad debt expense by $11.1 million compared to the same period in 2004.

Sales and marketing cost per gross customer addition increased to $460 in the second quarter of 2005 from $392 in 2004, primarily due to increased handset subsidies and advertising expenses. Below is a summary of sales and marketing cost per gross customer activation for each period.

	Three Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Components of cost:
Selling, general and administrative expenses related to the
acquisition of new customers (1)	$123,535	$115,184
Cost of equipment sold to new customers (2)	88,528	78,515
Less equipment sales revenue from new customers (3)	(55,696)	(50,723)

Total costs	$156,367	$142,976
Gross customer activations (000s) (4)	340	365

Sales and marketing cost per gross customer activation	$460	$392

(1)	Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Selling, general and administrative expenses, as reported	$283,676	$269,619
Less expenses related to serving and retaining customers	(160,141)	(154,435)

Selling, general and administrative expenses related to
the acquisition of new customers	$123,535	$115,184

(2)	Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Three Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Cost of equipment sold as reported	$116,977	$110,182
Less cost of equipment sold related to the retention of
current customers	(28,449)	(31,667)

Cost of equipment sold to new customers	$88,528	$78,515

(3)	Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Three Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Equipment sales revenue as reported	$50,348	$49,567
Less equipment sales revenues related to the retention of
current customers, excluding agent rebates	(6,666)	(6,879)
Add agent rebate reductions of equipment sales revenues
related to the retention of current customers	12,014	8,035

Equipment sales revenues from new customers	$55,696	$50,723

(4)	Gross customer activations represent customers added to U.S. Cellular's customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of current U.S. Cellular customers (“net customer retention costs”), decreased 8% to $12.48 in 2005 from $13.50 in 2004. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended June 30,

	2005	2004

	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$283,676	$269,619
Less selling, general and administrative expenses
related to the acquisition of new customers	(123,535)	(115,184)
Add cost of equipment sold related to the
retention of current customers	28,449	31,667
Less equipment sales revenues related to the
retention of current customers, excluding agent rebates	(6,666)	(6,879)
Add agent rebate reductions of equipment sales
revenues related to the retention of current customers	12,014	8,035

Net cost of serving and retaining customers	$193,938	$187,258
Divided by average customers during period (000s) (2)	5,179	4,622
Divided by three months in each period	3	3

Average monthly general and administrative expenses
per customer	$12.48	$13.50

(1)	These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.

(2)	Average customers for the three month periods were derived in a manner similar to the average customers definition used in the discussion of operating revenues.

Depreciation, amortization and accretion expense increased $4.3 million, or 3%, to $126.5 million in 2005 from $122.2 million in 2004. The majority of the increase reflects rising average fixed asset balances, which increased 15% in the second quarter of 2005. Such increased fixed asset balances resulted from the following factors:

  the addition of 614 cell sites to U.S. Cellular’s network since June 30, 2004; new cell sites were built to improve coverage and capacity in U.S. Cellular’s markets, both in currently served areas as well as in areas where U.S. Cellular has launched or is preparing to launch commercial service; and

  the addition of digital radio channels and switching capacity to U.S. Cellular’s network to accommodate increased usage.

In the second quarter of 2005, additional depreciation expense was recorded related to the following:
  $2.0 million of writeoffs of fixed assets related to the disposal of assets or trade-in of older assets for replacement assets; and
  $1.3 million of writeoffs of certain TDMA digital radio equipment related to its disposal or consignment for future sale.

In the second quarter of 2004, a change in the useful lives of certain asset categories increased depreciation expense $2.5 million. Additionally, certain TDMA digital radio equipment consigned to a third party for future sale was written down by $6.3 million prior to its consignment, increasing depreciation expense by that amount.

Also in 2004, U.S. Cellular estimated that the ongoing physical inventory review of its fixed assets, when completed, would result in a write-off of certain assets with a net book value of approximately $4.0 million, and charged $4.0 million to depreciation expense for the estimated write-off in the second quarter of 2004.

U.S. Cellular’s operating expenses in the second quarter of 2004 also included a $582,000 reduction of loss on assets held for sale previously recorded on the sale of wireless properties in southern Texas to AT&T Wireless in February 2004.

Operating Income increased $1.2 million, or 2%, to $67.1 million in 2005 from $65.9 million in 2004; operating income margins (as a percent of service revenues) totaled 9.7% in 2005 and 9.9% in 2004.

Investment and other income (expense) totaled expense of $(0.8) million in 2005 and $(2.0) million in 2004. Investment income decreased $2.2 million, or 12%, to $16.2 million in 2005 from $18.4 million in 2004 primarily as a result of the divestitures of certain investment markets to ALLTEL in November 2004. In 2005, the dividend from U.S. Cellular’s investment in Vodafone shares increased $2.0 million.

Gain (loss) on investments totaled a loss of $1.8 million in 2004 reflecting an impairment in the carrying value of a U.S. Cellular investment in a non-operational market in Florida. There were no such gains or losses in 2005.

Interest (expense) increased $0.4 million, or 2%, to $21.4 million in 2005 from $21.0 million in 2004 for reasons generally the same as for the first six months of 2005.

Income tax expense increased $2.9 million to $26.0 million in 2005 from $23.1 million in 2004 primarily due to higher pretax income. For an analysis and discussion of U.S. Cellular’s effective tax rates in 2005 and 2004, see “Application of Critical Accounting Policies and Estimates – Income Taxes” and Note 3 – Income Taxes.

Net income decreased to $37.9 million in 2005 from $38.0 million in 2004. Diluted earnings per share totaled $0.43 in 2005 and $0.44 in 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

Share-Based Payment

Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” was issued in December 2004. In April 2005, the SEC postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005. As a result, U.S. Cellular will be required to adopt SFAS 123R in the first quarter of 2006. The statement requires that compensation cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. This requirement may reduce net cash flows from operating activities and increase net cash flows from financing activities in periods after adoption. In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. U.S. Cellular has reviewed the provisions of these statements and expects to record additional compensation expense for certain share-based payment transactions, primarily related to stock options, in the Consolidated Statements of Operations upon adoption of SFAS 123R. See the “Stock-Based Compensation” disclosure above for a pro forma impact on net income and earnings per share under current accounting requirements.

Accounting Changes and Error Corrections

SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28” was issued in May 2005. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. U.S. Cellular does not expect the adoption of SFAS 154 to have a material impact on its financial position or results of operations except to the extent that the statement requires retrospective application in circumstances that would previously have been effected in the period of the change under APB No. 20.

Conditional Asset Retirement Obligations

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” was issued in March 2005. It is effective no later than December 31, 2005. This Interpretation clarifies that the term “conditional asset retirement obligation,” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FASB Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. U.S. Cellular is currently reviewing the requirement of this Interpretation and has not yet determined the impact, if any, on U.S. Cellular’s financial position or results of operations.

FINANCIAL RESOURCES

U.S. Cellular operates a capital- and marketing-intensive business. In recent years, U.S. Cellular has generated cash from its operations, received cash proceeds from divestitures, used its short-term credit facilities and used long-term debt financing to fund its network construction costs. U.S. Cellular anticipates further increases in wireless customers, revenues, operating expenses, cash flows from operating activities and fixed asset additions in the future. Cash flows may fluctuate from quarter to quarter depending on the seasonality of each of these factors. Following is a summary of cash flow activities:

	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$298,582	$228,641
Investing activities	(354,885)	(200,339)
Financing activities	32,943	308,333

Net increase (decrease) in cash and cash equivalents	$(23,360)	$336,635

Cash Flows from Operating Activities
U.S. Cellular generates substantial internal funds from operations. Cash flows from operating activities provided $298.6 million in the six months ended June 30, 2005 compared to $228.6 million in the same period of 2004. Income including adjustments to reconcile net income to net cash provided by operating activities (“noncash” items), excluding changes in assets and liabilities from operations totaled $335.5 million in 2005 and $333.4 million in 2004. Changes in assets and liabilities from operations required $36.9 million in 2005 and $104.8 million in 2004, primarily reflecting timing differences in the payment of accounts payable, payment of accrued taxes, receipt of accounts receivable and changes in inventory.

The following table is a summary of the components of cash flows from operating activities:

	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Net income	$54,834	$47,216
Adjustments to reconcile net income to net
cash provided by operating activities	280,712	286,231

	335,546	333,447
Changes in assets and liabilities	(36,964)	(104,806)

	$298,582	$228,641

Cash Flows from Investing Activities
U.S. Cellular makes substantial investments each year to acquire, construct, operate and upgrade modern high-quality wireless networks and facilities as a basis for creating long-term value for shareowners. In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing upgrades to U.S. Cellular’s networks. Cash flows used for investing activities required $354.9 million in the six months ended June 30, 2005 compared to $200.3 million in the same period of 2004.

Cash required for property, plant and equipment expenditures totaled $256.0 million in 2005 and $263.1 million in 2004. In both periods, these expenditures were financed primarily with internally generated cash and borrowings from U.S. Cellular’s revolving credit facilities. These expenditures primarily represent the construction of 168 and 369 cell sites in 2005 and 2004, respectively, as well as other plant additions and costs related to the development of U.S. Cellular’s office systems. In 2004, these plant additions included approximately $10 million for the migration to a single digital equipment platform, which was completed in 2004. In both periods, other plant additions included significant amounts related to the replacement of retired assets.

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

Cash distributions from wireless entities in which U.S. Cellular has an interest provided $28.0 million in 2005 and $7.2 million in 2004, as distributions from certain entities were received in the first half of 2005 whereas similar distributions from the same entities were not received until the second half of the year in 2004.

Cash Flows from Financing Activities
Cash flows from financing activities provided $32.9 million in the six months ended June 30, 2005 and $308.3 million in the same period of 2004. Issuances of $330 million of 7.5% senior notes and $100 million of 6.7% senior notes provided $412.5 million in 2004. Cash received from the long-term debt issuances was temporarily used to reduce short-term debt prior to the redemption of long-term debt in the third quarter of 2004. In 2004, U.S. Cellular repaid the $105.0 million Intercompany Note to TDS using borrowings from its revolving credit facility. Cash received from short-term borrowings under U.S. Cellular’s revolving line of credit provided $310.0 million in 2005 and $270.0 million in 2004, while repayments required $290.0 million in 2005 and $270.0 million in 2004. Issuances of treasury shares under employee benefits plans provided $14.2 million in 2005 and $1.9 million in 2004.

LIQUIDITY AND CAPITAL RESOURCES

U.S. Cellular generates substantial cash from its operations and anticipates financing all of its 2005 obligations with internally generated cash and with short- and long-term debt as the timing of such expenditures warrants. U.S. Cellular had $17.6 million of cash and cash equivalents at June 30, 2005.

U.S. Cellular believes that internal cash flow, existing cash and cash equivalents, funds available from line of credit arrangements and access to long-term debt provide sufficient financial flexibility for U.S. Cellular to meet both its short- and long-term needs. U.S. Cellular also may have access to public and private capital markets to help meet its long-term financing needs. U.S. Cellular anticipates issuing debt and equity securities only when capital requirements (including acquisitions), financial market conditions and other factors warrant.

However, the availability of capital resources is dependent on economic events, business developments, technological changes, financial conditions and other factors, many of which are not in U.S. Cellular’s control. If at any time financing is not available on acceptable terms, U.S. Cellular might be required to reduce its business development and capital expenditure plans, which could have a materially adverse effect on its business and financial condition. U.S. Cellular does not believe that any circumstances that could materially adversely affect U.S. Cellular’s liquidity or capital resources are currently reasonably likely to occur, but it cannot provide assurances that such circumstances will not occur. Economic downturns, changes in financial markets or other factors could change the availability of U.S. Cellular’s liquidity and capital resources. Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development and acquisition programs.

Revolving Credit Facility

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At June 30, 2005, this credit facility had $649.8 million available for use, net of borrowings of $50.0 million and outstanding letters of credit of $0.2 million. This credit facility expires in December 2009. Generally, borrowings bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating. At June 30, 2005, the contractual spread was 30 basis points (the one-month LIBOR rate was 3.34% at June 30, 2005). Under certain circumstances, with less than two days’ notice of intent to borrow, interest on borrowings are at the prime rate less 50 basis points (the prime rate was 6.25% at June 30, 2005).

Since the interest rates applicable to borrowings under the revolving credit facility are based in part on U.S. Cellular’s credit rating, U.S. Cellular’s interest cost on such borrowings could increase if its current credit ratings from either Standard & Poor’s or Moody’s were lowered. However, the line of credit would not cease to be available solely as a result of a decline in its credit rating. Nevertheless, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future. On July 11, 2005, Moody’s Investor Service downgraded U.S. Cellular from a Baa1 rating with a negative outlook to Baa2 with a stable outlook. As a result of the downgrade, the contractual spread applied to LIBOR in determining the interest rate applicable to borrowings under the revolving credit facility has increased to 45 basis points from 30 basis points. In addition, the facility fee charged on the revolving credit agreements has increased to 15 basis points from 10 basis points. Standard & Poor’s currently rates U.S. Cellular at A- with a Negative Outlook.

The maturity date of U.S. Cellular’s borrowings under the revolving credit facility would accelerate in the event of a change in control. The continued availability of this facility requires U.S. Cellular to comply with certain covenants, maintain certain financial ratios and to represent certain matters at the time of each borrowing. As of the date of filing of this Form 10-Q, U.S. Cellular believes that it is in compliance with all material covenants and other requirements set forth in the revolving credit facility.

Long-Term Debt

As of the date of filing of this Form 10-Q, U.S. Cellular believes that it is in compliance with all material covenants and other requirements set forth in its long-term debt indentures. Such indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.

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

A subsidiary of U.S. Cellular has entered into a number of variable prepaid forward contracts (“forward contracts”) with counterparties related to the marketable equity securities that it holds. The forward contracts mature in May 2007 and, at U.S. Cellular’s option, may be settled in shares of the respective security or cash. U.S. Cellular has provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid upon settlement of the contracts by its subsidiary. If shares are delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized on the forward contract through maturity. Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the Consolidated Balance Sheets. As of June 30, 2005, such deferred tax liabilities totaled $78.4 million.

U.S. Cellular is required to comply with certain covenants under the forward contracts. As of the date of filing of this Form 10-Q, U.S. Cellular believes that it is in compliance with all material covenants and other requirements set forth in the forward contracts.

Capital Expenditures

U.S. Cellular’s anticipated capital expenditures for 2005 primarily reflect U.S. Cellular’s plans for construction, system and capacity expansion, the buildout of certain of its licensed areas and additional expenditures related to its plans to migrate to a single digital equipment platform. U.S. Cellular plans to finance its construction program using internally generated cash and short-term and long-term financing. U.S. Cellular’s estimated capital spending for 2005 is currently expected to range from $575 million to $595 million, including any additional capital spending required to facilitate the commercial launch of its services in the St. Louis area. Significant capital expenditures were made prior to 2005 in the St. Louis area to facilitate the provision of service to roaming customers in that market. U.S. Cellular’s capital expenditures for the six months ended June 30, 2005 totaled $256.0 million.

U.S. Cellular’s 2005 capital expenditures will primarily address the following needs:

  Expand and enhance U.S. Cellular's coverage in its service areas.
  Provide additional capacity to accommodate increased network usage by current customers.
  Enhance U.S. Cellular’s retail store network and office systems.

Acquisitions, Exchanges and Divestitures

U.S. Cellular reviews attractive opportunities to acquire additional operating wireless markets and wireless spectrum. As part of this strategy, U.S. Cellular may from time-to-time be engaged in negotiations relating to the acquisition of companies, strategic properties or wireless spectrum. U.S. Cellular may participate as a bidder, or member of a bidding group, in auctions administered by the FCC, as it did in the recently completed Auction 58. Recently, U.S. Cellular has been selling or trading those markets that are not strategic to its long-term success and redeploying capital to more strategically important parts of the business. As part of this strategy, U.S. Cellular may from time-to-time be engaged in negotiations relating to the disposition or exchange of other non-strategic properties.

2005 Activity

U.S. Cellular is a limited partner in Carroll Wireless, L.P. (“Carroll Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 58. Carroll Wireless was qualified to bid on spectrum which was available only to companies that fall under the FCC definition of “designated entities,” which are small businesses that have a limited amount of assets. Carroll Wireless was a successful bidder for 17 licensed areas in Auction 58, which ended on February 15, 2005. The aggregate amount paid to the FCC for the 17 licenses was $129.9 million, net of all bidding credits to which Carroll Wireless was entitled as a designated entity. These 17 licensed areas cover portions of 12 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

In March 2005, Carroll Wireless filed an application with the FCC seeking a grant of the subject licenses. U.S. Cellular expects that the FCC will grant the licenses in the third quarter of 2005. The $129.9 million deposited with the FCC is included in licenses on the Consolidated Balance Sheet as of June 30, 2005. U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial reporting purposes, pursuant to the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), as U.S. Cellular anticipates absorbing a majority of Carroll Wireless’ expected gains or losses.

Carroll Wireless is in the process of developing its long-term business and financing plans. As of June 30, 2005, U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $130 million. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Carroll Wireless and/or its general partner; however, U.S. Cellular has not entered into any commitments to provide Carroll Wireless with any financing beyond the $130 million it has provided to date.

In the first quarter of 2005, U.S. Cellular adjusted the previously reported gain related to its sale to ALLTEL of certain wireless properties on November 30, 2004. The adjustment increased the total gain on investment from this transaction by $0.6 million due to a working capital adjustment which was finalized during the first quarter of 2005 related to the entities sold in which U.S. Cellular previously owned a non-controlling investment interest.

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

In addition, in the first six months of 2004, U.S. Cellular purchased certain minority interests in several wireless markets in which it already owned a controlling interest for $40.4 million in cash. These acquisitions increased investment in licenses, goodwill and customer lists by $2.7 million, $3.6 million and $12.9 million, respectively.

Repurchase of Securities

U.S. Cellular has an ongoing authorization to repurchase a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans. No U.S. Cellular Common Shares were repurchased in the first six months of 2005 or 2004.

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

U.S. Cellular has certain variable interests in investments in unconsolidated entities where U.S. Cellular holds a minority interest. The investments in unconsolidated entities totaled $166.3 million as of June 30, 2005 and are accounted for using either the equity or cost method. U.S. Cellular’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

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

The preparation of financial statements in accordance with U.S. GAAP requires U.S. Cellular to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. U.S. Cellular bases its estimates on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from estimates under different assumptions or conditions.

U.S. Cellular believes the following critical accounting estimates reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements. U.S. Cellular’s senior management has discussed the development and selection of each of the following accounting policies and estimates and the following disclosures with the audit committee of U.S. Cellular’s Board of Directors.

Licenses and Goodwill

At June 30, 2005, U.S. Cellular reported $1,362.4 million of licenses and $426.1 million of goodwill as a result of the acquisitions of wireless licenses and markets. Licenses include those expected to be received from the FCC in the third quarter of 2005 that were won by Carroll Wireless in the FCC wireless license auction completed in February 2005 and license rights related to licenses that will be received when the 2003 AT&T Wireless exchange transaction is fully completed. See footnote 2 of “Summary of Holdings” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The fair value of an intangible asset and reporting unit goodwill is the amount at which that asset or reporting unit could be bought or sold in a current transaction between willing parties. Therefore, quoted market prices in active markets are the best evidence of fair value and should be used when available. If quoted market prices are not available, the estimate of fair value is based on the best information available, including prices for similar assets and the use of other valuation techniques. Other valuation techniques include present value analysis, multiples of earnings or revenue or a similar performance measure. The use of these techniques involves assumptions by U.S. Cellular about factors that are highly uncertain, including future cash flows, the appropriate discount rate and other inputs. Different assumptions for these inputs or different valuation methods could create materially different results.

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

The changes in the carrying amounts of licenses and goodwill for the six months ended June 30, 2005 were as follows:

	Licenses and License Rights	Goodwill

	(Dollars in thousands)
Beginning Balance - December 31, 2004	$1,228,801	$425,918
Acquisitions and divestitures (1)	133,633	150
Other adjustments	—	(10)

Ending Balance - June 30, 2005	$1,362,434	$426,058

(1)	The $9.0 million deposit with the FCC for Auction 58 as of December 31, 2004 was reclassified to licenses from other current assets in the Consolidated Balance Sheet in the first quarter of 2005.

The annual impairment tests for investments in licenses and goodwill were performed in the second quarter of 2005 and 2004. There was no impairment loss as a result of the 2005 impairment testing. In the second quarter of 2004, an impairment loss of $1.8 million was recorded related to a non-operating wireless license in Florida that was sold in December 2004.

Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. When the liability is initially recorded, the entity capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the obligation, any difference between the cost to retire the asset and the liability recorded is recognized in the Consolidated Statements of Operations as a gain or loss.

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

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Asset retirement obligations include costs to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located. U.S. Cellular is also required to return leased retail store premises and office space to their pre-existing conditions. The asset retirement obligation is included in other deferred liabilities and credits in the Consolidated Balance Sheets.

During the second quarter of 2005, U.S. Cellular reviewed the assumptions related to its asset retirement obligations and made certain changes to those assumptions as a result. Such changes did not have a material impact on U.S. Cellular’s financial condition or results of operations.

The table below summarizes the change in asset retirement obligation during the six months ended June 30, 2005 and 2004.

	June 30, 2005	June 30, 2004

	(Dollars in thousands)
Balance, beginning of period	$72,534	$64,501
Additional liabilities accrued	3,223	1,013
Accretion expense	2,282	2,436
Disposition of assets (1)	—	(1,635)

Balance, end of period	$78,039	$66,315

(1)	This change in the asset retirement obligations relates to those obligations which were associated with the properties sold to AT&T Wireless in February 2004.

Income Taxes

U.S. Cellular is included in a consolidated federal income tax return with other members of the TDS consolidated group. TDS and U.S. Cellular are parties to the Tax Allocation Agreement. The Tax Allocation Agreement provides that U.S. Cellular and its subsidiaries be included with the TDS affiliated group in a consolidated federal income tax return and in state income or franchise tax returns in certain situations. U.S. Cellular and its subsidiaries calculate their income tax and credits as if they comprised a separate affiliated group. Under the Tax Allocation Agreement, U.S. Cellular remits its applicable income tax payments to TDS.

The accounting for income taxes, the amounts of income tax assets and liabilities and the related income tax provision are critical accounting estimates because such amounts are significant to U.S. Cellular’s financial condition, changes in financial condition and results of operations.

The preparation of the consolidated financial statements requires U.S. Cellular to calculate its provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items, such as depreciation expense, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in U.S. Cellular’s Consolidated Balance Sheets. U.S. Cellular must then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent U.S. Cellular believes that recovery is not likely, establish a valuation allowance. Judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. U.S. Cellular’s current net deferred tax asset totaled $46.5 million, and $83.7 million, as of June 30, 2005 and December 31, 2004, respectively. The net current deferred tax asset primarily represents the deferred tax effects of federal net operating loss carryforwards expected to be utilized within twelve months and the allowance for doubtful accounts on accounts receivable.

The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of June 30, 2005 and December 31, 2004 are as follows:
	June 30, 2005	December 31, 2004

	(Dollars in thousands)
Deferred Tax Asset - noncurrent
Net operating loss carryforward	$28,649	$33,162
Unearned revenue	1,755	1,772
Derivative instruments	18,404	27,951
Other	1,507	3,685

	50,315	66,570
Less valuation allowance	(16,062)	(20,243)

Total Deferred Tax Asset	34,253	46,327

Deferred Tax Liability - noncurrent
Property, plant and equipment	304,772	341,693
Licenses	252,343	236,614
Marketable equity securities	78,358	91,923
Partnership investments	69,928	56,375

Total Deferred Tax Liability	705,401	726,605

Net Deferred Income Tax Liability	$671,148	$680,278

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

The deferred income tax liability relating to marketable equity securities totaled $78.4 million, and $91.9 million, as of June 30, 2005 and December 31, 2004, respectively. These amounts represent deferred income taxes calculated on the difference between the book basis and the tax basis of the marketable equity securities. Income taxes will be payable when U.S. Cellular disposes of the marketable equity securities.

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

U.S. Cellular periodically evaluates potential impairment of its long-lived assets, including property, plant and equipment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If indicators of impairment exist and the amount of impairment is quantifiable, U.S. Cellular would write down the net book value of its long lived assets to the determined fair market value with the difference recorded as a loss in the Consolidated Statements of Operations.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 2002, U.S. Cellular entered into a loan agreement with TDS (“Intercompany Note”) under which it borrowed $105 million, which was used for the Chicago market purchase. The loan had an annual interest rate of 8.1%, payable quarterly, and was due in August 2008, with prepayments optional. U.S. Cellular’s Board of Directors, including independent directors, approved the terms of this loan and determined that such terms were fair to U.S. Cellular and all of its shareholders. In February 2004, U.S. Cellular repaid this note.

U.S. Cellular is billed for all services it receives from TDS, pursuant to the terms of various agreements between it and TDS. The majority of these billings are included in U.S. Cellular’s selling, general and administrative expenses. Some of these agreements were established at a time prior to U.S. Cellular’s initial public offering when TDS owned more than 90% of U.S. Cellular’s outstanding capital stock and may not reflect terms that would be obtainable from an unrelated third party through arms-length negotiations. The principal arrangements that affect U.S. Cellular’s operations are described in Item 13 of its Annual Report on Form 10-K for the year ended December 31, 2004. U.S. Cellular believes the method TDS uses to allocate common expenses is reasonable and that all material expenses and costs applicable to U.S. Cellular are reflected in its financial statements.

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
  Changes in the telecommunications regulatory environment, including the effects of potential changes in the rules governing universal service and eligible telecommunications carrier funding and potential changes in the amounts or methods of intercarrier compensation, could have an adverse effect on U.S. Cellular's financial condition, results of operations or cash flows.
  Changes in U.S. Cellular's enterprise value, changes in the supply or demand of the market for wireless licenses, adverse developments in U.S. Cellular's business or the wireless industry and/or other factors could require U.S. Cellular to recognize impairments in the carrying value of U.S. Cellular's licenses, goodwill and/or physical assets.
  Early redemptions of debt or repurchases of debt, issuance of debt, changes in forward contracts, changes in operating leases, changes in purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations in U.S. Cellular's Annual Report on Form 10-K for the year ended December 31, 2004, or its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 to be different from the amounts presented.
  Changes in accounting standards or U.S. Cellular's accounting policies, estimates and/or the assumptions underlying the accounting estimates, including those described under Application of Critical Accounting Policies and Estimates, could have an adverse effect on its financial condition or results of operations.
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
  Changes in prices, the number of wireless customers, average revenue per unit, penetration rates, churn rates, selling expenses and net customer retention costs associated with wireless number portability, roaming rates and the mix of products and services offered in wireless markets could have an adverse effect on U.S. Cellular's business, financial condition or results of operations.
  Changes in roaming partners' rates for voice services and the lack of standards and roaming agreements for wireless data products could place U.S. Cellular's service offerings at a disadvantage to those offered by other wireless carriers with more nationwide service territories, and could have an adverse effect on U.S. Cellular's operations.

  Changes in competitive factors with national and global wireless carriers could result in product and cost disadvantages and could have an adverse effect on U.S. Cellular's business, financial condition or results of operations.
  Changes in guidance or interpretations of accounting requirements, changes in industry practice or changes in management assumptions could require amendments to or restatements of financial information or disclosures included in this or prior filings with the SEC.
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
  Changes in fact or circumstances, including new or additional information that affects the calculation of investment income from unconsolidated subsidiaries, accrued liabilities for contingent obligations under guarantees, indemnities or otherwise could require U.S. Cellular to record charges in excess of amounts accrued on the financial statements, if any, which could have an adverse effect on U.S. Cellular's financial condition or results of operations.
  A material weakness in the effectiveness of internal control over financial reporting and/or in disclosure controls and procedures could result in inaccurate financial statements or other disclosures or permit fraud, which could have an adverse effect on U.S. Cellular's business, financial condition or results of operations.
  The possible development of adverse precedent in litigation or conclusions in professional studies to the effect that radio frequency emissions from handsets, wireless data devices and/or cell sites cause harmful health consequences, including cancer or tumors, or may interfere with various electronic medical devices such as pacemakers, could have a material adverse effect on U.S. Cellular's business operations, financial condition or results of operations.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Long-term Debt

U.S. Cellular is subject to market risks due to fluctuations in interest rates and equity markets. The majority of U.S. Cellular’s debt, excluding long-term debt related to the forward contracts, is in the form of long-term, fixed-rate notes with original maturities ranging up to 30 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. The long-term debt related to the forward contracts consists of both variable-rate debt and fixed-rate zero coupon debt. The variable-rate forward contracts require quarterly interest payments that are dependent on market interest rates. Increases in interest rates will result in increased interest expense. As of June 30, 2005, U.S. Cellular had not entered into any significant financial derivatives to reduce its exposure to interest rate risks.

Reference is made to the disclosure under Market Risk – Long Term Debt in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2004, for additional information about the annual requirements of principal payments, the average interest rates, and the estimated fair values of long-term debt.

Marketable Equity Securities and Derivatives

U.S. Cellular maintains a portfolio of available-for-sale marketable equity securities, the majority of which are the result of sales or trades of non-strategic assets. The market value of these investments aggregated $251.1 million at June 30, 2005. As of June 30, 2005, the net unrealized holding gain, net of tax included in accumulated other comprehensive income in the Consolidated Balance Sheet totaled $55.0 million.

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

Under the terms of the forward contracts, U.S. Cellular continues to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts mature in May 2007 and, at U.S. Cellular’s option, may be settled in shares of the respective security or in cash, pursuant to formulas that “collar” the price of the shares. The collars effectively limit downside risk and upside potential on the contracted shares. The collars are typically adjusted for any changes in dividends on the contracted shares. If the dividend increases, the collar’s upside potential is typically reduced. If the dividend decreases, the collar’s upside potential is typically increased. If U.S. Cellular elects to settle in shares, it will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized under the forward contract through maturity. If U.S. Cellular elects to settle in cash, it will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula. If cash is delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability or a deferred tax benefit, based on the difference between the amount of cash paid in the settlement and the net amount realized through maturity.

Deferred taxes have been provided for the difference between the carrying value and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the Consolidated Balance Sheets. Such deferred tax liabilities totaled $78.4 million at June 30, 2005.

The following table summarizes certain details surrounding the contracted securities as of June 30, 2005.

		Collar (1)
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)
Vodafone	10,245,370	$ 15.07 - $16.07	$ 20.11 - $21.58	$ 159,856

(1)	The per share amounts represent the range of floor and ceiling prices of the Vodafone shares monetized.

The following analysis presents the hypothetical change in the fair value of marketable equity securities and derivative instruments at June 30, 2005, using the Black-Scholes model, assuming hypothetical price fluctuations of plus and minus 10%, 20% and 30%. The table presents hypothetical information as required by SEC rules. Such information should not be inferred to suggest that U.S. Cellular has any intention of selling any marketable equity securities or canceling any derivative instruments.

($ in millions)	Valuation of investments assuming indicated decrease			June 30, 2005	Valuation of investments assuming indicated increase

	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%

Marketable Equity
Securities	$175.8	$200.9	$226.0	$251.1	$276.2	$301.3	$326.4
Derivative
Instruments (1)	$2.2	$(14.2)	$(32.6)	$(46.6)	$(75.6)	$(99.2)	$(123.5)

(1)	Represents the fair value of the derivative instruments assuming the indicated increase or decrease in the underlying securities.

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

Management is not aware of any material weaknesses in internal controls over financial reporting at this time. However, assurance cannot be provided that a material weakness will not be identified in the future. The identification of any material weaknesses in internal control over financial reporting could have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

U.S CELLULAR PURCHASES OF COMMON SHARES

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1 - 30, 2005	—	$—	—	159,142
May 1 - 31, 2005	—	—	—	159,572
June 1 - 30, 2005	—	—	—	160,471

Total for or as of end of
the quarter ended 6/30/05	—	$—	—	160,471

(1)	Represents the aggregate number of Common Shares that could have been purchased under U.S. Cellular’s publicly announced Common Share repurchase program at the end of the applicable period, considering the amount of Common Shares repurchased during the three months preceding the end of such period.

The following is additional information with respect to U.S. Cellular’s publicly announced Common Share repurchase program:

i.	The date the program was announced was May 15, 2000 by Form 10-Q.

ii.

The share amount originally approved was up to 1% of the number of outstanding Common Shares of U.S. Cellular not held by TDS or any affiliate thereof in any three-month period. As of June 30, 2005, this would permit U.S. Cellular to acquire up to 160,471 Common Shares in a three-month period based on the number of unaffiliated Common Shares outstanding on such date, less the number of shares purchased within three months prior to any specific purchase.

iii.	There is no expiration date for the program.

iv.	No Common Share repurchase program has expired during the the quarter covered by this Form 10-Q.

v.

U.S. Cellular has not determined to terminate the foregoing Common Share repurchase program prior to expiration, or to cease making further purchases thereunder, during the quarter covered by this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security-Holders.

At the Annual Meeting of Shareholders of U.S. Cellular, held on May 3, 2005, the following number of votes were cast for the matters indicated:

1.	Election of Directors:

a.	For the election of one Class III Director of the Company by the holders of Common Shares:

Nominee	For	Withhold	Broker Non-vote
J. Samuel Crowley	51,880,970	574,565	0

b.	For the election of two Class III Directors of the Company by the holder of Series A Common Shares:

Nominee	For	Withhold	Broker Non-vote
LeRoy T. Carlson, Jr.	330,058,770	0	0
Walter C.D. Carlson	330,058,770	0	0

2.	Proposal to Approve the Company's 2005 Long-Term Incentive Plan:

For	Against	Abstain	Broker Non-vote
378,256,699	2,337,262	41,992	1,878,352

3.	Proposal to Ratify the Selection of PricewaterhouseCoopers LLP as Independent Public Accountants for 2005:

For	Against	Abstain	Broker Non-vote
382,435,207	28,185	50,913	0

Item 5. Other Information.

In lieu of filing a Form 8-K, under Item 2.03 Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant, U.S. Cellular is providing the following disclosure.

U.S. Cellular has borrowed $50.0 million against its Revolving Credit Facility as of June 30, 2005. The borrowings occurred throughout 2005. U.S. Cellular anticipates repaying the amounts with future cash flows from operations or long-term debt financing. As of June 30, 2005, the notes range in maturity dates from two days to 30 days at rates ranging from 3.63% to 5.50%. The notes can be renewed when they come due based on the London InterBank Offered Rate (“LIBOR”) plus a contractual spread – 30 basis points at June 30, 2005. On July 11, 2005, Moody’s Investor Service downgraded U.S. Cellular’s credit rating from a Baa1 rating with a negative outlook to Baa2 with a stable outlook. As a result of the downgrade, the contractual spread applied to LIBOR in determining the interest rate applicable to borrowings under the revolving credit facility has increased to 45 basis points from 30 basis points.

The foregoing description is qualified by reference to the description of the Revolving Credit Facility under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 9, 2004, and a copy of the Revolving Credit Facility, which is included as Exhibit 4.1 of U.S. Cellular’s Current Report on such Form 8-K dated December 9, 2004 and is incorporated by reference herein.

Item 6. Exhibits

Exhibit	10.1 – 2005 Long-Term Incentive Plan, is hereby incorporated by reference to Exhibit B to U.S. Cellular’s Proxy Statement dated April 5, 2005.

Exhibit	10.2 – Form of Stock Option Award Agreement for John E. Rooney, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Form 8-K dated March 31, 2005.

Exhibit	10.3 – Form of Restricted Stock Award Agreement for John E. Rooney, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Form 8-K dated March 31, 2005.

Exhibit	10.4 – Compensation Plan for Non-Employee Directors, as amended as of May 3, 2005, is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Form 10-Q for the quarter ended March 31, 2005.

Exhibit	10.5 – Letter agreement between United States Cellular Corporation and Steven T. Campbell dated June 1, 2005 is hereby incorporated by reference to Exhibit 99.2 to U.S. Cellular’s Form 8-K dated June 1, 2005.

Exhibit	11 — Statement regarding computation of per share earnings is included herein as Note 5 to the consolidated financial statements.

Exhibit	12 — Statement regarding computation of ratio of earnings to fixed charges.

Exhibit	31.1 — Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit	31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit	32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit	32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit	99.1 – Consolidated Statement of Operations for the twelve months ended June 30, 2005.

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

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date	August 1, 2005	/s/ John E. Rooney

John E. Rooney
President and Chief Executive Officer

Date	August 1, 2005	/s/ Kenneth R. Meyers

Kenneth R. Meyers
Executive Vice President-Finance, Chief Financial Officer and Treasurer

Date	August 1, 2005	/s/ Thomas S. Weber

Thomas S. Weber
Vice President - Financial Strategy (Principal Accounting Officer)

Signature page for the U.S. Cellular 2005 Second Quarter Form 10-Q