Form 10-Q/A
period 2005-03-31
UNITED STATES CELLULAR CORP
filed 2006-04-26
CIK 821130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

Yes   ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2005
Common Shares, $1 par value	53,604,615 Shares
Series A Common Shares, $1 par value	33,005,877 Shares

Explanatory Note

United States Cellular Corporation (“U.S. Cellular”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 4, 2005 (“Original Form 10-Q”), to amend Part I Financial Information – Item 1 “Financial Statements,” Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), and Item 4 “Controls and Procedures,” and Part II Other Information – Item 6 “Exhibits and Financial Statement Schedules.”

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

The restatement adjustments principally correct items that were recorded in the financial statements previously but not in the proper periods and certain income tax errors. Correction of the errors, with the exception of income taxes discussed below, individually did not have a material impact on income before income taxes and minority interest, net income or earnings per share; however, when aggregated, the items were considered to be material. The restatement adjustments to correct income tax accounting had a material impact individually on net income and earnings per share in prior periods. The restated financial statements are adjusted to record certain obligations in the periods such obligations were incurred and, correct the timing of the reversal of certain tax liabilities and record revenues in the periods such revenues were earned. The adjustments are described below.

•                  Income taxes – U.S. Cellular is included in a consolidated federal income tax return with other members of the TDS consolidated group. In the restatement, U.S. Cellular corrected its income tax expense, federal and state taxes payable, liabilities accrued for tax contingencies, deferred income tax assets and liabilities and related disclosures for the first quarter of 2005 and the years ended December 31, 2004, 2003 and 2002 for items identified based on a reconciliation of income tax accounts. The reconciliation compared amounts used for financial reporting purposes to the amounts used in the preparation of the income tax returns, and took into consideration the results of federal and state income tax audits and the resulting book/tax basis differences which generate deferred tax assets and liabilities. In addition, a review of the state deferred income tax rates used to establish deferred income tax assets and liabilities identified errors in the state income tax rate used which resulted in adjustments to correct the amount of deferred income tax assets and liabilities recorded for temporary differences between the timing of when certain transactions are recognized for financial and income tax reporting.

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

In connection with the restatement, U.S. Cellular concluded that certain material weaknesses existed in its internal control over financial reporting. See Part I – Item 4 “Controls and Procedures.”

For the convenience of the reader, this Form 10-Q/A sets for the Original Form 10-Q, as amended hereby, in its entirety. However, this Form 10-Q/A amends and restates only Items 1, 2, and 4 of Part I and Item 6 of Part II of the Original From 10-Q, in each case solely as a result of and to reflect the adjustments discussed above and more fully in Note 1 of the accompanying financial statements, and no other information in the Original Form 10-Q is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the Original Form 10-Q, or to modify or update those disclosures affected by other subsequent events. In particular, forward-looking statements included in the Form 10-Q/A represented management’s views as of the date of filing of the Original Form 10-Q for the quarter ended March 31, 2005 on May 4, 2005. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by U.S. Cellular’s principal executive officer and principal financial officer are being filed with this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

UNITED STATES CELLULAR CORPORATION

1ST QUARTER REPORT ON FORM 10-Q/A

AMENDMENT NO.1

INDEX

		Page No.
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited) - As Restated

	Consolidated Statements of Operations - As Restated Three Months Ended March 31, 2005 and 2004	3

	Consolidated Statements of Cash Flows - As Restated Three Months Ended March 31, 2005 and 2004	4

	Consolidated Balance Sheets – As Restated March 31, 2005 and December 31, 2004	5-6

	Notes to Consolidated Financial Statements	7-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-27
	Three Months Ended March 31, 2005 and 2004	28-37
	Recent Accounting Pronouncements	37
	Financial Resources	37-38
	Liquidity and Capital Resources	39-42
	Application of Critical Accounting Policies and Estimates	43-47
	Certain Relationships and Related Transactions	47
	Safe Harbor Cautionary Statement	49-50

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51-52

Item 4.	Controls and Procedures	53-55

Part II.	Other Information

Item 1.	Legal Proceedings	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 5.	Other Information	57

Item 6.	Exhibits	57

Signatures

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$671,639	$614,951
Equipment sales	39,432	38,224
Total Operating Revenues	711,071	653,175
OPERATING EXPENSES
System operations (excluding depreciation, amortization and accretion expense shown separately below)	138,471	139,608
Cost of equipment sold	127,248	119,818
Selling, general and administrative expense	278,330	250,793
Depreciation, amortization and accretion expense	127,493	114,018
Gain on assets held for sale	—	(143)
Total Operating Expenses	671,542	624,094

OPERATING INCOME	39,529	29,081

INVESTMENT AND OTHER INCOME (EXPENSE)
Investment income	14,440	13,784
Interest and dividend income	2,025	370
Interest (expense)	(20,738)	(20,315)
Gain on investments	551	—
Other income, net	226	324
Total Investment and Other Income (Expense)	(3,496)	(5,837)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	36,033	23,244
Income tax expense	13,934	11,653

INCOME BEFORE MINORITY INTEREST	22,099	11,591
Minority share of income	(2,534)	(2,187)

NET INCOME	$19,565	$9,404

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	86,405	86,153
BASIC EARNINGS PER SHARE (Note 4)	$0.23	$0.11

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	87,125	86,704
DILUTED EARNINGS PER SHARE (Note 4)	$0.22	$0.11

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,565	$9,404
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	127,493	114,018
Deferred income taxes	11,506	9,984
Investment income	(14,440)	(13,784)
Distributions from unconsolidated entities	1,394	3,541
Minority share of income	2,534	2,187
Gain on assets held for sale	—	(143)
Gain on investments	(551)	—
Bad debts expense	6,445	9,683
Other noncash expense	1,616	4,826
Changes in assets and liabilities
Change in accounts receivable	4,713	4,060
Change in inventory	7,167	15,120
Change in accounts payable	(55,387)	(68,648)
Change in accrued interest	8,678	2,919
Change in accrued taxes	8,725	5,632
Change in customer deposits and deferred revenues	3,603	6,437
Change in other assets and liabilities	(20,188)	(14,291)
	112,873	90,945

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(112,775)	(101,459)
Cash received from sale of assets	—	96,932
Acquisitions, excluding cash acquired	(120,924)	(40,367)
Other investing activities	(1,042)	(481)
	(234,741)	(45,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	165,000	230,000
Repayment of notes payable	(60,000)	(145,000)
Repayment of long-term debt – affiliated	—	(105,000)
Common shares reissued	6,836	388
Other financing activities	(61)	(620)
	111,775	(20,232)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,093)	25,338

CASH AND CASH EQUIVALENTS-
Beginning of period	41,062	10,029
End of period	$30,969	$35,367

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

Unaudited

	March 31, 2005	December 31, 2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$30,969	$41,062
Accounts Receivable
Customers, less allowance of $9,720 and $10,820, respectively	245,838	248,383
Roaming	23,039	26,421
Other	40,600	41,632
Inventory	69,751	76,918
Prepaid expenses	33,273	31,764
Deferred tax asset	62,142	73,216
Other current assets	13,639	24,951
	519,251	564,347
INVESTMENTS
Licenses	1,358,725	1,228,801
Goodwill	445,202	445,212
Customer lists, net of accumulated amortization of $36,930 and $34,630, respectively	22,615	24,915
Marketable equity securities	274,079	282,829
Investments in unconsolidated entities	169,634	155,519
Notes and interest receivable – long-term	4,778	4,885
	2,275,033	2,142,161
PROPERTY, PLANT AND EQUIPMENT
In service and under construction	4,219,311	4,133,471
Less accumulated depreciation	1,789,552	1,692,751
	2,429,759	2,440,720

OTHER DEFERRED CHARGES	31,627	32,807

TOTAL ASSETS	$5,255,670	$5,180,035

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unaudited

	March 31, 2005	December 31, 2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
CURRENT LIABILITIES
Notes payable	$135,000	$30,000
Accounts payable
Affiliated	5,412	5,314
Trade	203,682	259,167
Customer deposits and deferred revenues	107,997	104,394
Accrued taxes	88,972	80,512
Accrued compensation	25,921	49,116
Other current liabilities	32,011	20,829
	598,995	549,332

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	668,006	670,250
Derivative liability	66,800	70,796
Other deferred liabilities and credits	104,302	99,222
	839,108	840,268

LONG-TERM DEBT	1,160,900	1,160,786

MINORITY INTEREST IN SUBSIDIARIES	42,504	40,052

COMMON SHAREHOLDERS’ EQUITY
Common Shares, par value $1 per share; authorized 140,000,000 shares; issued 55,045,684 shares	55,046	55,046
Series A Common Shares, par value $1 per share; authorized 50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006
Additional paid-in capital	1,292,859	1,305,249
Treasury Shares, at cost, 1,441,069 and 1,716,658 Common Shares, respectively	(79,229)	(99,627)
Accumulated other comprehensive income	29,796	32,803
Retained earnings	1,282,685	1,263,120
	2,614,163	2,589,597
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,255,670	$5,180,035

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

The consolidated financial statements included herein have been prepared by U.S. Cellular, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although U.S. Cellular believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in U.S. Cellular’s latest annual report on Form 10-K/A. (See discussion of Restatement below).

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

Restatement

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

On November 11, 2005, U.S. Cellular announced that the staff of the Midwest Regional Office of the Securities and Exchange Commission (“SEC”) had advised U.S. Cellular that it was conducting an investigation into the restatement of financial statements announced by U.S. Cellular on November 10, 2005.   U.S. Cellular intends to cooperate fully with the SEC staff in this investigation.

The restatement adjustments principally correct items that were recorded in the financial statements previously but not in the proper periods and certain income tax errors. Correction of the errors, with the exception of income taxes discussed below, individually did not have a material impact on income before income taxes and minority interest, net income or earnings per share; however, when aggregated, the items were considered to be material. The restatement adjustments to correct income tax accounting had a material impact individually on net income and earnings per share in prior periods. The restated financial statements are adjusted to record certain obligations in the periods such obligations were incurred and, correct the timing of the reversal of certain tax liabilities and record revenues in the periods such revenues were earned. The adjustments are described below.

•                  Income taxes – U.S. Cellular is included in a consolidated federal income tax return with other members of the TDS consolidated group. In the restatement, U.S. Cellular corrected its income tax expense, federal and state taxes payable, liabilities accrued for tax contingencies, deferred income tax assets and liabilities and related disclosures for the first quarter of 2005 and the years ended December 31, 2004, 2003 and 2002 for items identified based on a reconciliation of income tax accounts. The reconciliation compared amounts used for financial reporting purposes to the amounts used in the preparation of the income tax returns, and took into consideration the results of federal and state income tax audits and the resulting book/tax basis differences which generate deferred tax assets and liabilities. In addition, a review of the state deferred income tax rates used to establish deferred income tax assets and liabilities identified errors in the state income tax rate used which resulted in adjustments to correct the amount of deferred income tax assets and liabilities recorded for temporary differences between the timing of when certain transactions are recognized for financial and income tax reporting.

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

The table below summarizes the impact on income before income taxes and minority interest as a result of the restatement.

	Three Months Ended March 31,
	2005	2004
	(Increase (decrease) dollars in thousands)
Income Before Income Taxes and Minority Interest, as previously reported	$32,205	$23,005
Federal universal service fund contributions	(1,431)	1,591
Customer contract termination fees	3,468	(151)
Leases and contracts	2,238	(686)
Promotion rebates	(446)	—
Operations of consolidated partnerships managed by a third party	(454)	270
Investment income from entities accounted for by the equity method	522	(504)
Other items	(69)	(281)
Total adjustment	3,828	239
Income Before Income Taxes and Minority Interest, as restated	$36,033	$23,244

The table below summarizes the impact on net income and earnings per share as a result of the restatement.

	Three Months Ended March 31,
	2005		2004
	Net Income (loss)	Diluted Earnings Per Share	Net Income (loss)	Diluted Earnings Per Share
	(Increase (decrease) dollars in thousands, except per share amounts)
As previously reported	$16,898	$0.19	$9,232	$0.11
Federal universal service fund contributions	(829)	(0.01)	928	0.01
Customer contract termination fees	1,942	0.02	(85)	—
Leases and contracts	1,356	0.02	(403)	(0.01)
Promotion rebates	(250)	—	—	—
Operations of consolidated partnerships managed by a third party	(200)	—	120	—
Investment income from entities accounted for by the equity method	316	—	(305)	—
Income taxes	370	—	76	—
Other items	(38)	—	(159)	—
Total adjustment	2,667	0.03	172	—
As restated	$19,565	$0.22	$9,404	$0.11

The effect of the restatement on the previously reported Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
	2005		2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands, except per share amounts )
OPERATING REVENUES
Service	$668,792	$671,639	$619,382	$614,951
Equipment Sales	39,643	39,432	38,268	38,224
Total Operating Revenues	708,435	711,071	657,650	653,175
OERATING EXPENSES
System Operations
(exclusive of depreciation, amortization and accretion shown separately below)	140,066	138,471	137,523	139,608
Cost of equipment sold	126,893	127,248	119,888	119,818
Selling, general and administrative expense	277,989	278,330	258,206	250,793
Depreciation, amortization and accretion expense	127,250	127,493	113,894	114,018
Gain on assets held for sale	—	—	(143)	(143)
Total Operating Expenses	672,198	671,542	629,368	624,094

Operating Income	36,237	39,529	28,282	29,081

Investment and Other Income (Expense)
Investment income	13,919	14,440	14,287	13,784
Interest and dividend income	2,036	2,025	378	370
Interest expense	(20,738)	(20,738)	(20,315)	(20,315)
Gain on investments	551	551	—	—
Other income, net	200	226	373	324
Total Investment and Other Income (Expense)	(4,032)	(3,496)	(5,277)	(5,837)

Income (Loss) From Continuing Operations before Income Taxes and Minority Interest	32,205	36,033	23,005	23,244
Income tax expense (benefit)	12,803	13,934	11,661	11,653
Income (Loss) From Continuing Operations Before Minority Interest	19,402	22,099	11,344	11,591
Minority share of income	(2,504)	(2,534)	(2,112)	(2,187)
Net Income (Loss)	$16,898	$19,565	$9,232	$9,404

Basic Earnings per Share:	$0.20	$0.23	$0.11	$0.11

Diluted Earnings per Share:	$0.19	$0.22	$0.11	$0.11

The effect of the restatement on the previously reported Consolidated Statements of Cash Flows is as follows:

	Three Months Ended March 31,
	2005	2005	2004	2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,898	$19,565	$9,232	$9,404
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	127,250	127,493	113,894	114,018
Deferred income taxes	10,374	11,506	9,991	9,984
Investment income	(13,919)	(14,440)	(14,287)	(13,784)
Distributions from unconsolidated entities	—	1,394	—	3,541
Minority share of income	2,504	2,534	2,112	2,187
Gain on assets held for sale	—	—	(143)	(143)
Gain on investments	(551)	(551)	—	—
Bad debts expense	—	6,445	—	9,683
Other noncash expense	1,561	1,616	4,766	4,826
Changes in assets and liabilities
Change in accounts receivable	12,700	4,713	11,796	4,060
Change in inventory	7,167	7,167	15,120	15,120
Change in accounts payable	(57,062)	(55,387)	(68,343)	(68,648)
Change in accrued interest	8,678	8,678	2,919	2,919
Change in accrued taxes	8,475	8,725	5,632	5,632
Change in customer deposits and deferred revenues	3,331	3,603	6,730	6,437
Change in other assets and liabilities	(16,468)	(20,188)	(12,981)	(14,291)
	110,938	112,873	86,438	90,945

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(112,243)	(112,775)	(100,535)	(101,459)
Cash received from sale of assets	—	—	96,932	96,932
Acquisitions, excluding cash acquired	(120,924)	(120,924)	(40,367)	(40,367)
Distributions from unconsolidated entities	1,394	—	3,541	—
Other investing activities	(1,052)	(1,042)	(651)	(481)
	(232,825)	(234,741)	(41,080)	(45,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	165,000	165,000	230,000	230,000
Repayment of notes payable	(60,000)	(60,000)	(145,000)	(145,000)
Repayment of long-term debt – affiliated	—	—	(105,000)	(105,000)
Common shares reissued	6,892	6,836	449	388
Other financing activities	(61)	(61)	(620)	(620)
	111,831	111,775	(20,171)	(20,232)

NET INCREASE (DECREASE) IN CASH AND CASH	(10,056)	(10,093)	25,187	25,338

CASH AND CASH EQUIVALENTS-
Beginning of period	40,922	41,062	9,848	10,029
End of period	$30,866	$30,969	$35,035	$35,367

The effect of the restatement on the previously reported Consolidated Balance Sheets is as follows:

	March 31,		December 31,
	2005	2005	2004	2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$30,866	$30,969	$40,922	$41,062
Accounts Receivable
Customers	245,840	245,838	251,943	248,383
Roaming	23,039	23,039	26,421	26,421
Other	40,269	40,600	39,285	41,632
Inventory	69,751	69,751	76,918	76,918
Prepaid expenses	32,938	33,273	31,507	31,764
Deferred tax asset	72,667	62,142	83,741	73,216
Other current assets	14,998	13,639	28,214	24,951
	530,368	519,251	578,951	564,347
INVESTMENTS
Licenses	1,358,725	1,358,725	1,228,801	1,228,801
Goodwill	425,908	445,202	425,918	445,212
Customer lists, net of accumulated amortization	22,615	22,615	24,915	24,915
Marketable equity securities	274,079	274,079	282,829	282,829
Investments in unconsolidated entities	176,367	169,634	162,764	155,519
Notes and interest receivable – long-term	4,778	4,778	4,885	4,885
	2,262,472	2,275,033	2,130,112	2,142,161
PROPERTY, PLANT AND EQUIPMENT
In service and under construction	4,216,083	4,219,311	4,130,551	4,133,471
Less accumulated depreciation	1,787,613	1,789,552	1,690,832	1,692,751
	2,428,470	2,429,759	2,439,719	2,440,720

OTHER DEFERRED CHARGES	31,954	31,627	33,145	32,807

TOTAL ASSETS	$5,253,264	$5,255,670	$5,181,927	$5,180,035

	March 31,		December 31,
	2005	2005	2004	2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)
CURRENT LIABILITIES
Notes payable	$135,000	$135,000	$30,000	$30,000
Accounts payable
Affiliated	5,412	5,412	5,314	5,314
Trade	197,766	203,682	254,926	259,167
Customer deposits and deferred revenues	107,909	107,997	104,578	104,394
Accrued taxes	86,833	88,972	78,624	80,512
Accrued compensation	25,921	25,921	49,116	49,116
Other current liabilities	35,045	32,011	24,308	20,829
	593,886	598,995	546,866	549,332

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	676,773	668,006	680,278	670,250
Derivative liability	66,800	66,800	70,796	70,796
Other deferred liabilities and credits	101,991	104,302	94,738	99,222
	845,564	839,108	845,812	840,268

LONG-TERM DEBT	1,160,900	1,160,900	1,160,786	1,160,786

MINORITY INTEREST IN SUBSIDIARIES	42,796	42,504	40,373	40,052

COMMON SHAREHOLDERS’ EQUITY
Common Shares, par value $1 per share; authorized 140,000,000 shares; issued 55,045,684 shares	55,046	55,046	55,046	55,046
Series A Common Shares, par value $1 per share; authorized 50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006	33,006	33,006
Additional paid-in capital	1,290,104	1,292,859	1,302,496	1,305,249
Treasury Shares, at cost, 1,441,069 and 1,716,658 Common Shares, respectively	(79,229)	(79,229)	(99,627)	(99,627)
Accumulated other comprehensive income	28,516	29,796	31,393	32,803
Retained earnings	1,282,675	1,282,685	1,265,776	1,263,120
	2,610,118	2,614,163	2,588,090	2,589,597
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,253,264	$5,255,670	$5,181,927	$5,180,035

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

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands, except per share amounts)
Net Income
As reported	$19,565	$9,404
Pro forma expense	(1,914)	(1,971)
Pro forma net income	$17,651	$7,433

Basic Earnings per Share
As reported	$0.23	$0.11
Pro forma expense per share	(0.02)	(0.02)
Pro forma basic earnings per share	$0.21	$0.09

Diluted Earnings per Share
As reported	$0.22	$0.11
Pro forma expense per share	(0.02)	(0.02)
Pro forma diluted earnings per share	$0.20	$0.09

Recent Accounting Pronouncements

Share-Based Payments

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

3.     Income Taxes

The following table summarizes the effective income tax rates in each of the periods.

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
Effective Tax Rate From
Operations excluding gain on assets held for sale	38.7%	39.1%
Gain on assets held for sale (1)	37.5%	N/M
Income before income taxes and minority interest	38.7%	50.1%

(1)   The effective tax rate in the first quarter of 2004 related to the provision for gain on assets held for sale is not meaningful. Because of the impact on the income tax provision of the completion of the sale of assets to AT&T Wireless Services, Inc. (“AT&T Wireless”) in February 2004, it was necessary for U.S. Cellular to record a tax provision of $2.6 million at the time of this sale. However, book pretax income in the first quarter of 2004 reflected a $143,000 gain on assets held for sale, which was an adjustment of the $22.0 million loss on assets held for sale recorded in the fourth quarter of 2003 when the sale transaction was announced.

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

The amounts used in computing earnings per shares and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars and shares in thousands, except earnings per share)

Net income used in basic and diluted earnings per share	$19,565	$9,404

Weighted average number of Common Shares used in basic earnings per share	86,405	86,153
Effect of Dilutive Securities:
Stock options (1)	720	551
Conversion of convertible debentures (2)	—	—
Weighted average number of Common Shares used in diluted earnings per share	87,125	86,704

Basic Earnings per Share	$0.23	$0.11

Diluted Earnings per Share	$0.22	$0.11

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

U.S. Cellular and its subsidiaries have entered into a number of forward contracts related to the marketable equity securities that they hold.  The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities.  The downside risk is hedged at or above the accounting cost basis thereby eliminating the risk of an other-than-temporary loss being recorded on these contracted securities (See Note 10 – Revolving Credit Facility and Forward Contracts).

Information regarding U.S. Cellular’s marketable equity securities is summarized below.

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Marketable Equity Securities
Vodafone Group Plc
10,245,370 American Depositary Receipts	$272,117	$280,518
Rural Cellular Corporation
370,882 Common Shares	1,962	2,311
Aggregate fair value	274,079	282,829
Accounting cost, as adjusted	160,161	160,161
Gross unrealized holding gains	113,918	122,668
Deferred income tax (expense)	(41,878)	(45,095)
Net unrealized holding gains	72,040	77,573
Derivative instruments, net of tax	(42,244)	(44,770)
Accumulated other comprehensive income	$29,796	$32,803

6.     Goodwill

U.S. Cellular has substantial amounts of goodwill as a result of the acquisition of wireless markets. The changes in goodwill for the three months ended March 31, 2005 and 2004 were as follows:

	March 31, 2005	March 31, 2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Balance, beginning of period	$445,212	$449,550
Acquisitions	—	3,649
Other adjustments	(10)	(655)
Balance, end of period	$445,202	$452,544

7.     Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a minority interest.  These investments are accounted for using either the equity or cost method.

Significant investments in U.S. Cellular’s unconsolidated entities include the following:

	March 31, 2005	March 31, 2004

Los Angeles SMSA Limited Partnership	5.5%	5.5%
Raleigh-Durham MSA Limited Partnership (1)	—	8.0%
Midwest Wireless Communications, LLC	15.2%	15.2%
North Carolina RSA 1 Partnership	50.0%	50.0%
Oklahoma City SMSA Limited Partnership	14.6%	14.6%

(1)   As a result of an agreement with ALLTEL, U.S. Cellular’s investment in this partnership was sold to ALLTEL on November 30, 2004.

Based primarily on data furnished to U.S. Cellular by third parties, the following summarizes the combined results of operations of the wireless entities in which U.S. Cellular’s investments are accounted for by the equity method:

	Three Months Ended March 31,
	2005	2004
	(as restated)	(as restated)
	(Dollars in thousands)
Results of Operations
Revenues	$780,000	$699,000
Operating expenses	542,000	493,000
Operating income	238,000	206,000
Other income (expense), net	8,000	1,000
Net Income	$246,000	$207,000

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

As disclosed in Note 1, U.S. Cellular and its audit committee concluded on November 9, 2005 to restate U.S. Cellular’s Consolidated Financial Statements as of and for the three years ended December 31, 2004 and for the first and second quarters of 2005. The restatement resulted in defaults under the revolving credit agreement and certain of the forward contracts.  U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios.  U.S. Cellular did not fail to make any scheduled payments under such credit agreement or forward contracts.  U.S. Cellular received waivers from the lenders associated with the credit agreement and from the counterparty to such forward contracts, under which the lenders and the counterparty agreed to waive any defaults that may have occurred as a result of the restatement.

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

The table below summarizes the change in asset retirement obligation during the three months ended March 31, 2005 and 2004.

	March 31, 2005	March 31, 2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Balance, beginning of period	$72,575	$64,540
Additional liabilities accrued	678	200
Accretion expense	1,792	1,232
Disposition of assets (1)	—	(1,635)
Balance, end of period	$75,045	$64,337

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

The settlement value of U.S. Cellular’s mandatorily redeemable minority interests was estimated to be $136.1 million at March 31, 2005. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on March 31, 2005, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FSP No. FAS 150-3; U.S. Cellular has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at March 31, 2005 was $38.7 million and is included in the Balance Sheet caption Minority interest in subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $97.4 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

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

16.   Accumulated Other Comprehensive Income

The cumulative balances of unrealized gains and (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$77,573	$63,307
Add (deduct):
Unrealized gains (losses) on marketable equity securities	(8,750)	(11,786)
Income tax (expense) benefit	3,217	4,327
Net change in unrealized gains (losses) on marketable equity securities in comprehensive income	(5,533)	(7,459)
Balance, end of period	$72,040	$55,848

Derivative Instruments
Balance, beginning of period	$(44,770)	$(35,275)
Add (deduct):
Unrealized gain on derivative instruments	3,996	12,294
Income tax (expense)	(1,470)	(4,513)
Net change in unrealized gains (losses) on derivative instruments included in comprehensive income	2,526	7,781
Balance, end of period	$(42,244)	$(27,494)

Accumulated Other Comprehensive Income
Balance, beginning of period	$32,803	$28,032
Net change in marketable equity securities	(5,533)	(7,459)
Net change in derivative instruments	2,526	7,781
Net change in unrealized gains (losses) included in comprehensive income	(3,007)	322
Balance, end of period	$29,796	$28,354

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Comprehensive Income
Net Income	$19,565	$9,404
Net change in unrealized gains (losses) on marketable equity securities and derivative instruments	(3,007)	322
	$16,558	$9,726

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

The following discussion and analysis should be read in conjunction with U.S. Cellular’s interim consolidated financial statements and footnotes included herein, and with its audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K/A for the year ended December 31, 2004.

Restatement

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

On November 11, 2005, U.S. Cellular announced that the staff of the Midwest Regional Office of the Securities and Exchange Commission (“SEC”) had advised U.S. Cellular that it was conducting an investigation into the restatement of financial statements announced by U.S. Cellular on November 10, 2005.   U.S. Cellular intends to cooperate fully with the SEC staff in this investigation.

The restatement adjustments principally correct items that were recorded in the financial statements previously but not in the proper periods and certain income tax errors. Correction of the errors, with the exception of income taxes discussed below, individually did not have a material impact on income before income taxes and minority interest, net income or earnings per share; however, when aggregated, the items were considered to be material. The restatement adjustments to correct income tax accounting had a material impact individually on net income and earnings per share in prior periods. The restated financial statements are adjusted to record certain obligations in the periods such obligations were incurred and, correct the timing of the reversal of certain tax liabilities and record revenues in the periods such revenues were earned. The adjustments are described below.

•      Income taxes – U.S. Cellular is included in a consolidated federal income tax return with other members of the TDS consolidated group. In the restatement, U.S. Cellular corrected its income tax expense, federal and state taxes payable, liabilities accrued for tax contingencies, deferred income tax assets and liabilities and related disclosures for the first quarter of 2005 and the years ended December 31, 2004, 2003 and 2002 for items identified based on a reconciliation of income tax accounts. The reconciliation compared amounts used for financial reporting purposes to the amounts used in the preparation of the income tax returns, and took into consideration the results of federal and state income tax audits and the resulting book/tax basis differences which generate deferred tax assets and liabilities. In addition, a review of the state deferred income tax rates used to establish deferred income tax assets and liabilities identified errors in the state income tax rate used which resulted in adjustments to correct the amount of deferred income tax assets and liabilities recorded for temporary differences between the timing of when certain transactions are recognized for financial and income tax reporting.

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

The table below summarizes the impact on income before income taxes and minority interest as a result of the restatement.

	Three Months Ended March 31,
	2005	2004
	(Increase (decrease) dollars in thousands)
Income Before Income Taxes and Minority Interest, as previously reported	$32,205	$23,005
Federal universal service fund contributions	(1,431)	1,591
Customer contract termination fees	3,468	(151)
Leases and contracts	2,238	(686)
Promotion rebates	(446)	—
Operations of consolidated partnerships managed by a third party	(454)	270
Investment income from entities accounted for by the equity method	522	(504)
Other items	(69)	(281)
Total adjustment	3,828	239
Income Before Income Taxes and Minority Interest, as restated	$36,033	$23,244

The table below summarizes the impact on net income and earnings per share as a result of the restatement.

	Three Months Ended March 31,
	2005		2004
	Net Income (loss)	Diluted Earnings Per Share	Net Income (loss)	Diluted Earnings Per Share
	(Increase (decrease) dollars in thousands, except per share amounts)
As previously reported	$16,898	$0.19	$9,232	$0.11
Federal universal service fund contributions	(829)	(0.01)	928	0.01
Customer contract termination fees	1,942	0.02	(85)	—
Leases and contracts	1,356	0.02	(403)	(0.01)
Promotion rebates	(250)	—	—	—
Operations of consolidated partnerships managed by a third party	(200)	—	120	—
Investment income from entities accounted for by the equity method	316	—	(305)	—
Income taxes	370	—	76	—
Other items	(38)	—	(159)	—
Total adjustment	2,667	0.03	172	—
As restated	$19,565	$0.22	$9,404	$0.11

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

U.S. Cellular’s operating income in the three months ended March 31, 2005 increased $10.4 million, or 36%, to $39.5 million from $29.1 million in 2004.  The operating income margins (as a percent of service revenues) were 5.9% in 2005 and 4.7% in 2004.  Although operating income and margins improved in 2005, U.S. Cellular expects that there will be continued pressure on operating income and margins in the next few years related to the following factors:

•      costs of customer acquisition and retention;

•      effects of competition;

•      increased customer use of its services;

•      launching service in new areas;

•      reduced inbound roaming revenues; and

•      continued enhancements to its wireless networks.

The effects of these factors are expected to be mitigated to some extent by the following factors:

•      reduced per minute costs for usage on U.S. Cellular’s network and for outbound roaming usage;

•      expansion of revenues from additional customers, data-related services and newly launched markets; and

•      reduced amortization expense as the customer list asset balances decline.

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

U.S. Cellular had Cash and cash equivalents totaling $31.0 million and had $564.8 million of availability under its revolving credit facilities as of March 31, 2005. U.S. Cellular is also generating substantial cash flows from operations. Cash flow from operating activities totaled $112.9 million during the first three months of 2005. In addition, U.S. Cellular has access to public and private capital markets to help meet its long-term financing needs. Management believes that cash on hand, expected future cash flows from operations and sources of external financing provide substantial financial flexibility and are sufficient to permit U.S. Cellular to finance its contractual obligations and anticipated capital expenditures. U.S. Cellular continues to seek to maintain a strong Balance Sheet and an investment grade credit rating.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	Three Months Ended or At March 31,
	2005	2004
	(As Restated)	(As Restated)

As of March 31, (1a)
Total market population (2)	44,576,000	45,581,000
Customers (3)	5,127,000	4,547,000
Market penetration (4)	11.50%	9.98%
Total full-time equivalent employees	7,000	6,175
Cell sites in service	4,899	4,122
For the Three Months Ended March 31, (1b)
Net customer additions (5)	182,000	196,000
Net retail customer additions (5)	123,000	144,000
Average monthly service revenue per customer (6)	$44.46	$45.83
Postpay churn rate per month (7)	1.5%	1.3%
Sales and marketing cost per gross customer addition (8)	$396	$371

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

(3)                                  U.S. Cellular’s customer base consists of the following types of customers:

	March 31,
	2005	2004

Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	4,378,000	4,041,000
End user customers acquired through U.S. Cellular’s agreement with a third party (“reseller customers”) *	526,000	367,000
Total postpay customer base	4,904,000	4,408,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	223,000	139,000
Total customers	5,127,000	4,547,000

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

(6)                                  Management uses this measurement to assess the amount of service revenue U.S. Cellular generates each month on a per unit basis. Variances in this measurement are monitored and compared to variances in expenses on a per unit basis. Average monthly service revenue per customer is calculated as follows:

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Service Revenues per Statement of Operations	$671,639	$614,951
Divided by average customers during period (000s) *	5,035	4,473
Divided by number of months in each period	3	3
Average monthly service revenue per customer	$44.46	$45.83

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

Operating revenues increased $57.9 million, or 9%, to $711.1 million in 2005 from $653.2 million in 2004.

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Retail service	$592,167	$535,291
Inbound roaming	29,875	42,493
Long-distance and other service revenues	49,597	37,167
Service Revenues	671,639	614,951
Equipment sales	39,432	38,224
	$711,071	$653,175

Service revenues increased $56.6 million, or 9%, to $671.6 million in 2005 from $615.0 million in 2004. Service revenues primarily consist of: (i) charges for access, airtime, roaming and value-added services provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems.  The increase was primarily due to the growing number of retail customers.  Monthly service revenue per customer averaged $44.46 in the first three months of 2005, and $45.83 in the first three months of 2004.  See footnote 6 to the table above for the calculation of average monthly service revenue per customer.

Retail service revenues increased $56.9 million, or 11%, to $592.2 million in 2005 from $535.3 million in 2004. Growth in U.S. Cellular’s customer base, an increase in average monthly retail minutes of use per customer and growth in revenue from data services were the primary reasons for the increase in retail service revenue.  The number of customers increased 13% to 5,127,000 at March 31, 2005, from 4,547,000 at March 31, 2004, primarily reflecting 613,000 net new customer additions from U.S. Cellular’s marketing (including reseller) distribution channels over the past twelve months. Revenues from data products and services increased to $28.8 million in 2005 from $10.8 million in 2004, as U.S. Cellular’s easyedgeSM products were enhanced and made available in all of its markets. Monthly retail minutes of use per customer increased to 584 in 2005 from 491 in 2004. The increase in monthly local retail minutes of use was driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. Management anticipates that growth in the customer base in U.S. Cellular’s wireless markets will be slower in the future, primarily as a result of the increased competition in its markets and the increasing maturity of the wireless marketplace. However, as U.S. Cellular expands its operations in its recently acquired and launched markets in future years, it anticipates adding customers and revenues in those markets.

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

As a result, average monthly retail service revenue per customer decreased 2% to $39.20 in 2005 from $39.88 in 2004. The decrease in average revenue per minute of use reflects the effects of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans.

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

•                  U.S. Cellular’s roaming partners may switch their business from U.S. Cellular to other operators or to their own systems; and

•                  as certain wireless operators convert their networks to Global System for Mobile Communication (“GSM”) digital technology, which U.S. Cellular only supports through its analog service and in some cases through its Time Division Multiple Access (“TDMA”) service, those operators may switch their business to other operators which offer GSM service.

Management also anticipates that average inbound roaming revenue per minute of use will continue to decline, reflecting the continued general downward trend in negotiated rates.

Long-distance and other service revenues increased $12.4 million, or 33%, to $49.6 million in 2005 from $37.2 million in 2004.  The increase primarily reflected a $13.1 million increase in competitive eligible telecommunications carrier funds received for the states in which U.S. Cellular is eligible to receive such funds.  Of this amount, approximately $5.1 million represented a one-time reimbursement related to filings for prior periods. This increase was partially offset by a $1.2 million decrease in long-distance revenue, which primarily reflected price reductions related to long-distance charges on roaming minutes of use as well as U.S. Cellular’s increasing use of pricing plans for its retail customers which include long-distance calling at no additional charge.

Equipment sales revenues increased $1.2 million, or 3%, to $39.4 million in 2005 from $38.2 million in 2004.  U.S. Cellular includes in its equipment sales revenues any handsets and related accessories sold to its customers, whether the customers are new to U.S. Cellular or are current customers who are changing handsets.  U.S. Cellular also sells handsets to its agents at a price approximately equal to U.S. Cellular’s cost, before applying any rebates. Selling handsets to agents enables U.S. Cellular to provide better control over handset quality, establish roaming preferences and pass along quantity discounts. Management anticipates that it will continue to sell handsets to agents in the future, and that it will continue to provide rebates to agents who provide handsets to new and current customers.  Equipment sales revenues have grown less significantly than cost of equipment sold in the three months ended March 31, 2005 due to the continued substantial discounting of handsets.  This trend is occurring throughout the wireless industry.

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

Operating expenses increased $47.4 million, or 8%, to $671.5 million in 2005 from $624.1 million in 2004. The major components of operating expenses are shown in the table below.

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
System operations (exclusive of depreciation, amortization and accretion included below)	$138,471	$139,608
Cost of equipment sold	127,248	119,818
Selling, general and administrative	278,330	250,793
Depreciation, amortization and accretion	127,493	114,018
(Gain) loss on assets held for sale	—	(143)
	$671,542	$624,094

System operations expenses (excluding depreciation, amortization and accretion) decreased $1.1 million, or less than 1%, to $138.5 million in 2005 from $139.6 million in 2004. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. The factors affecting system operations expenses in 2005 were as follows:

•                  a 19% increase in the number of cell sites within U.S. Cellular’s systems, to 4,899 in 2005 from 4,122 in 2004, as U.S. Cellular continues to expand and enhance coverage in its service areas by launching operations in new markets and continuing growth in existing markets;

•                  increases in minutes of use on U.S. Cellular’s systems and by its customers using other systems when roaming; and

•                  an ongoing reduction both in the per-minute cost of usage on U.S. Cellular’s systems and in negotiated roaming rates

System operations expenses were also affected by the following:

•                  maintenance, utility and cell site expenses increased $7.2 million as the number of cell sites increased 19% in 2005;

•                  the cost of minutes of use on U.S. Cellular’s systems increased $6.8 million, or 15%, as total minutes used on U.S. Cellular’s systems increased 35% in 2005;

•                  expenses incurred when U.S. Cellular’s customers used other systems while roaming decreased $15.1 million, or 30%, due to the reduction in cost per minute, primarily resulting from the reduction in negotiated roaming rates; the availability of U.S. Cellular systems in markets launched in 2004 which largely eliminated the need for its customers to incur more expensive roaming charges in those markets; and the sales of markets to AT&T Wireless and ALLTEL in 2004.

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

Cost of equipment sold increased $7.4 million, or 6%, to $127.2 million in 2005 from $119.8 million in 2004. The increase was primarily due to the 7% increase in gross customer activations.  In addition, the overall cost per handset increased in the first three months of 2005 as more customers purchased higher priced, data-enabled handsets. These handsets are required for customers to access U.S. Cellular’s easyedgeSM suite of services. These effects were partially offset by a decrease in the cost of handsets provided to customers for retention purposes as the number of retention transactions decreased in 2005.

Selling, general and administrative expenses increased $27.5 million, or 11%, to $278.3 million in 2005 from $250.8 million in 2004. Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers, the costs of serving customers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in the first three months of 2005 is primarily due to the increase in employee-related expenses associated with acquiring, serving and retaining customers, primarily as a result of the 13% increase in U.S. Cellular’s customer base and a 13% increase in full-time equivalent employees. Selling, general and administrative expenses were also affected by the following factors:

•                  a $5.2 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects;

•                  a $5.1 million increase in expenses related to federal USF contributions, primarily driven by an increase in retail service revenues, upon which contributions are based. Most of these payments are offset by increases in retail service revenues for amounts passed through to customers; and

•                  a $3.5 million decrease in amounts billed to AT&T Wireless and ALLTEL for transition services, which were provided subsequent to the completion of the sale and exchange transactions with those companies; such billings offset selling, general and administrative expenses U.S. Cellular incurred to provide such services.

Sales and marketing cost per gross customer activation increased 7% to $396 in 2005 from $371 in 2004, primarily due to increased handset subsidies.  Management uses this measurement to assess both the cost of acquiring customers on a per gross customer activation basis and the efficiency of its marketing efforts. Sales and marketing cost per gross customer activation is not calculable using financial information derived directly from the Statement of Operations.  The definition of sales and marketing cost per gross customer activation that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similarly titled measures that are reported by other companies.

Below is a summary of sales and marketing cost per gross customer activation for each period:

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$120,552	$110,168
Cost of equipment sold to new customers (2)	95,597	83,388
Less equipment sales revenue from new customers (3)	(47,582)	(46,419)
Total costs	$168,567	$147,137
Gross customer activations (000s) (4)	426	397
Sales and marketing cost per gross customer activation	$396	$371

(1)          Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended March
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$278,330	$250,793
Less expenses related to serving and retaining customers	(157,778)	(140,625)
Selling, general and administrative expenses related to the acquisition of new customers	$120,552	$110,168

(2)          Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)

Cost of equipment sold as reported	$127,248	$119,818
Less cost of equipment sold related to the retention of existing customers	(31,651)	(36,430)
Cost of equipment sold to new customers	$95,597	$83,388

(3)          Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)

Equipment sales revenue as reported	$39,432	$38,224
Less equipment sales revenues related to the retention of existing customers, excluding agent rebates	(5,437)	(6,048)
Add agent rebate reductions of equipment sales revenues related to the retention of existing customers	13,587	14,243
Equipment sales revenues from new customers	$47,582	$46,419

(4)          Gross customer activations represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), decreased 5% to $13.08 in 2005 from $13.81 in 2004. Management uses this measurement to assess the cost of serving and retaining its customers on a per unit basis.

This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$278,330	$250,793
Less selling, general and administrative expenses related to the acquisition of new customers	(120,552)	(110,168)
Add cost of equipment sold related to the retention of existing customers	31,651	36,430
Less equipment sales revenues related to the retention of existing customers, excluding agent rebates	(5,437)	(6,048)
Add agent rebate reductions of equipment sales revenues related to the retention of existing customers	13,587	14,243
Net cost of serving and retaining customers	$197,579	$185,250
Divided by average customers during period (000s) (2)	5,035	4,473
Divided by three months in each period	3	3

Average monthly general and administrative expenses per customer	$13.08	$13.81

(1)          These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.

(2)          Average customers for the three month periods were previously defined in footnote 6 to the table of summarized operating data.

Depreciation, amortization and accretion expense increased $13.5 million, or 12%, to $127.5 million in 2005 from $114.0 million in 2004. The majority of the increase reflects rising average fixed asset balances, which increased 13% in 2005.  Increased fixed asset balances in 2005 resulted from the following factors:

•                  the addition of 777 cell sites to U.S. Cellular’s network since March 31, 2004; new cell sites built to improve coverage and capacity in U.S. Cellular’s markets, both in currently served areas as well as in areas where U.S. Cellular has launched or is preparing to launch commercial service; and

•                  the addition of digital radio channels and switching capacity to U.S. Cellular’s network to accommodate increased usage.

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

In 2005, additional depreciation expense was recorded related to the following:

•                  $4.3 million of writeoffs of fixed assets related to the disposal of assets or trade-in of older assets for replacement assets; and

•                  $2.3 million of writeoffs of TDMA equipment related to its disposal or consignment for future sale.

In 2004, $7.4 million of additional depreciation expense was recorded to reflect the change in useful lives of certain TDMA radio equipment, switch software and antenna equipment.

Amortization expense decreased $1.6 million, or 13%, to $10.8 million in 2005 from $12.4 million in 2004, primarily representing a $1.2 million decrease in amortization related to the customer list intangible assets and other amortizable assets acquired in the Chicago market transaction during 2002, and a $1.1 million decrease in the amortization of U.S. Cellular’s office systems, including its customer billing and information system.

Operating Income

Operating income increased $10.4 million, or 36%, to $39.5 million in 2005 from $29.1 million in 2004. The operating income margins (as a percent of service revenues) were 5.9% in 2005 and 4.7% in 2004. The increase in operating income and operating income margin in 2005 reflects increased service revenues, primarily driven by growth in the number of customers served by U.S. Cellular’s systems, partially offset by the following factors:

•                  increased minutes of use and cell sites in service;

•                  increased selling, general and administrative expense, primarily due to the increase in expenses related to acquiring, serving and retaining additional customers;

•                  increased equipment subsidies, primarily due to the increase in the number of handsets sold to new customers as well as the increased subsidy per handset; and

•                  increased depreciation expense, primarily driven by an increase in average fixed assets related to ongoing improvements to U.S. Cellular’s wireless network.

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

As a result, depending on the timing and effectiveness of these initiatives, U.S. Cellular anticipates that operating income will range from $180 million to $220 million for the full year of 2005, including approximately $530 million of anticipated depreciation, amortization and accretion expenses, compared to $183.3 million of operating income in 2004.

U.S. Cellular anticipates that service revenues will total approximately $2.9 billion for the full year of 2005, compared to service revenues of $2.62 billion in 2004. The anticipated service revenue growth in 2005 reflects the continued growth in U.S. Cellular’s customer base and the continued marketing of data-related wireless services in its markets.

Depending on the timing and effectiveness of its marketing efforts, U.S. Cellular anticipates that net retail customer activations, excluding net customer activations from its reseller distribution channels, will total 475,000 to 525,000 for the full year of 2005.

The above estimates of 2005 operating income; depreciation, amortization and accretion expenses; service revenues; and net retail customer activations include the impact of commercially launching service in the St. Louis market during the third quarter of 2005. These estimates were initially announced by U.S. Cellular on March 18, 2005 and continued to represent management’s views as of the date of filing of the original Form 10-Q. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise.

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

Investment and Other Income (Expense) totaled $(3.5) million in 2005 and $(5.8) million in 2004.

Investment income increased $0.6 million, or 5%, to $14.4 million in 2005 from $13.8 million in 2004. Investment income primarily represents U.S. Cellular’s share of net income from the markets managed by others that are accounted for by the equity method. Los Angeles SMSA Limited Partnership continues to contribute a significant portion of the total investment income in 2005.

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

Income Taxes

Income tax expense increased $2.2 million, or 20%, to $13.9 million in 2005 from $11.7 million in 2004 primarily due to higher pretax income. In 2004, $2.6 million of tax expenses were recorded upon the completion of the sale of assets to AT&T Wireless in February 2004. The effective tax rate was 38.7% in 2005 and 50.1% in 2004.  For further analysis and discussion of U.S. Cellular’s effective tax rates in 2005 and 2004, see Note 3 – Income Taxes.

TDS and U.S. Cellular are parties to a Tax Allocation Agreement, pursuant to which U.S. Cellular is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial reporting purposes, U.S. Cellular computes federal income taxes as if it was filing a separate return as its own affiliated group and was not included in the TDS group.

Net Income

Net income increased $10.2 million, to $19.6 million in 2005 from $9.4 million in 2004.  Diluted earnings per share was $0.22 in 2005 and $0.11 in 2004.

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

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$112,873	$90,945
Investing activities	(234,741)	(45,375)
Financing activities	111,775	(20,232)
Net increase (decrease) in cash and cash equivalents	$(10,093)	$25,338

Cash Flows from Operating Activities

U.S. Cellular generates substantial internal funds from operations. Cash flows from operating activities provided $112.9 million in the three months ended March 31, 2005 compared to $90.9 million in the same period of 2004. Income including adjustments to reconcile net income to net cash provided by operating activities, excluding changes in assets and liabilities from operations (“noncash” items) totaled $155.6 million in 2005 and $139.7 million in 2004. Changes in assets and liabilities from operations required $42.7 million in 2005 and $48.8 million in 2004, reflecting timing differences in the payment of accounts payable and accrued taxes and the receipt of accounts receivable.

The following table is a summary of the components of cash flows from operating activities:

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Net income	$19,565	$9,404
Adjustments to reconcile net income to net cash provided by operating activities	135,997	130,312
	155,562	139,716
Changes in assets and liabilities	(42,689)	(48,771)
	$112,873	$90,945

Cash distributions from wireless entities in which U.S. Cellular has an interest provided $1.4 million in 2005 and $3.5 million in 2004.

Cash Flows from Investing Activities

U.S. Cellular makes substantial investments each year to acquire, construct, operate and upgrade modern high-quality wireless networks and facilities as a basis for creating long-term value for shareowners.  In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing upgrades to U.S. Cellular’s networks. Cash flows used for investing activities required $234.7 million in the three months ended March 31, 2005 compared to $45.4 million in the same period of 2004.

Cash required for property, plant and equipment expenditures totaled $112.8 million in 2005 and $101.5 million in 2004. In both periods, these expenditures were financed primarily with internally generated cash and borrowings from U.S. Cellular’s revolving credit facilities. These expenditures primarily represent the construction of 43 and 71 cell sites in 2005 and 2004, respectively, as well as other plant additions and costs related to the development of U.S. Cellular’s office systems. In 2004, these plant additions included approximately $10 million for the migration to a single digital equipment platform, which was completed in 2004. In both periods, other plant additions included significant amounts related to the replacement of retired assets.

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

Cash Flows from Financing Activities

Cash flows from financing activities provided $111.8 million in the three months ended March 31, 2005 and required $20.2 million in the same period of 2004. In 2004, U.S. Cellular repaid the $105.0 million Intercompany Note to TDS, which was financed using its revolving credit facility. Cash received from short-term borrowings under U.S. Cellular’s revolving line of credit provided $165.0 million in 2005 and $230.0 million in 2004, while repayments required $60.0 million in 2005 and $145.0 million in 2004. Issuances of treasury shares under employee benefits plans provided $6.8 million in 2005 and $0.4 million in 2004.

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

However, the availability of financial resources is dependent on economic events, business developments, technological changes, financial conditions or other factors, many of which are not in U.S. Cellular’s control. If at any time financing is not available on terms acceptable to U.S. Cellular, it might be required to reduce its business development and capital expenditure plans, which could have a materially adverse effect on its business and financial condition.  U.S. Cellular cannot provide assurances that circumstances that could materially adversely affect its liquidity or capital resources will not occur.  Economic downturns, changes in financial markets or other factors could change the availability of U.S. Cellular’s liquidity and capital resources.  Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development and acquisition programs.

U.S. Cellular generates substantial cash from its operations and anticipates financing all of its 2005 obligations with internally generated cash and with short- and long-term debt as the timing of such expenditures warrants. U.S. Cellular had $31.0 million of cash and cash equivalents at March 31, 2005.

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

As disclosed in Note 1 to Consolidated Financial Statements, U.S. Cellular and its audit committee concluded on November 9, 2005 to restate the Consolidated Financial Statements as of and for the three years ended December 31, 2004 and the first and second quarters of 2005. The restatement resulted in defaults under the revolving credit agreement.  U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios.  U.S. Cellular did not fail to make any scheduled payments under such credit agreement.  U.S. Cellular received waivers from the lenders associated with the credit agreement, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatement.

Long-Term Debt

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

A subsidiary of U.S. Cellular has entered into a number of variable prepaid forward contracts (“forward contracts”) with counterparties related to the marketable equity securities that it holds.  The forward contracts mature in May 2007 and, at U.S. Cellular’s option, may be settled in shares of the respective security or cash.  U.S. Cellular has provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid upon settlement of the contracts by its subsidiary. If shares are delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity.  Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the Balance Sheet. As of March 31, 2005, such deferred tax liabilities totaled $81.9 million.

U.S. Cellular is required to comply with certain covenants under the forward contracts. As of the date of filing of this Form 10-Q/A, U.S. Cellular is in compliance with all covenants and other requirements set forth in the forward contracts.

As disclosed in Note 1 to the Consolidated Financial Statements, U.S. Cellular and its audit committee concluded on November 9, 2005 to restate the Consolidated Financial Statements as of and for the three years ended December 31, 2004 and for the first and second quarters of 2005.  The restatement resulted in defaults under certain of the forward contracts.  U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios.  U.S. Cellular did not fail to make any scheduled payments under such forward contracts.  U.S. Cellular received waivers from the counterparty to such forward contracts, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatement.

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

•                  Enhance U.S. Cellular’s retail store network and office systems.

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

Contractual and Other Obligations

There has been no material change in the resources required for scheduled repayment of contractual obligations from the table of Contractual and Other Obligations included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

U.S. Cellular has certain variable interests in investments in unconsolidated entities where U.S. Cellular holds a minority interest.  The investments in unconsolidated entities totaled $169.6 million as of March 31, 2005 and are accounted for using either the equity or cost method.  U.S. Cellular’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 to the consolidated financial statements included in its Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

Investment in Licenses and Goodwill

At March 31, 2005, U.S. Cellular reported $1,358.7 million of licenses and $445.2 million of goodwill as a result of the acquisitions of wireless licenses and markets. Licenses include those expected to be received from the FCC in the second quarter of 2005 that were won by Carroll Wireless in the FCC wireless license auction completed in February 2005 and license rights related to licenses that will be received when the AT&T Wireless exchange transaction is fully completed.

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

The changes in the carrying amounts of licenses and goodwill for the three months ended March 31, 2005 were as follows:

	Licenses and License Rights	Goodwill
	(As Restated)
	(Dollars in thousands)
Beginning Balance – December 31, 2004	$1,228,801	$445,212
Acquisitions and divestitures (1)	129,924	—
Other adjustments	—	(10)
Ending Balance – March 31, 2005	$ 1,358,725	$445,202

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

The table below summarizes the change in asset retirement obligation during the three months ended March 31, 2005 and 2004.

	March 31, 2005	March 31, 2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Balance, beginning of period	$72,575	$64,540
Additional liabilities accrued	678	200
Accretion expense	1,792	1,232
Disposition of assets (1)	—	(1,635)
Balance, end of period	$75,045	$64,337

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

The preparation of the consolidated financial statements requires U.S. Cellular to calculate its provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items, such as depreciation expense, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in U.S. Cellular’s consolidated Balance Sheet. U.S. Cellular must then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent management believes that recovery is not likely, establish a valuation allowance. Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. U.S. Cellular’s current net deferred tax asset totaled $62.1 million, and $73.2 million, as of March 31, 2005 and December 31, 2004, respectively. The net current deferred tax asset primarily represents the deferred tax effects of the allowance for doubtful accounts on accounts receivable.

The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Deferred Tax Asset - noncurrent
Net operating loss carryforward	$17,750	$23,896
Derivative instruments	24,557	26,026
Other	—	382
	42,307	50,304
Less valuation allowance	(7,392)	(12,347)
Total Deferred Tax Asset	34,915	37,957

Deferred Tax Liability - noncurrent
Property, plant and equipment	295,170	322,799
Licenses	249,408	240,401
Marketable equity securities	81,929	85,592
Partnership investments	72,151	59,415
Other	4,263	—
Total Deferred Tax Liability	702,921	708,207
Net Deferred Income Tax Liability	$668,006	$670,250

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

The deferred income tax liability relating to marketable equity securities totaled $81.9 million, and $85.6 million, as of March 31, 2005 and December 31, 2004, respectively.  These amounts represent deferred income taxes calculated on the difference between the book basis and the tax basis of the marketable equity securities.  Income taxes will be payable when U.S. Cellular disposes of the marketable equity securities.

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

•                  Consolidation of long distance carriers could result in U.S. Cellular having to pay more for long-distance services which could increase U.S. Cellular’s cost of doing business.

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

•                  Changes in U.S. Cellular’s enterprise value, changes in the supply or demand of the market for wireless licenses, adverse developments in U.S. Cellular’s business or the wireless industry and/or other factors could require U.S. Cellular to recognize impairments in the carrying value of U.S. Cellular’s licenses, goodwill and/or physical assets.

•                  Early redemptions of debt or repurchases of debt, changes in forward contracts, operating leases, purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations in U.S. Cellular’s Annual Report on Form 10-K/A for the year ended December 31, 2004, or this Quarterly Report on Form 10-Q/A to be different from the amounts presented.

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

•                  A material weakness in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or permit fraud, which could have an adverse effect on U.S. Cellular’s business, results of operations and financial condition. Assurance cannot be provided as to when such material weaknesses disclosed herein will be remediated.

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

Reference is made to the disclosure under Market Risk – Long Term Debt in U.S. Cellular’s Annual Report on Form 10-K/A for the year ended December 31, 2004, for additional information about the annual requirements of principal payments, the average interest rates, and the estimated fair values of long-term debt.

Marketable Equity Securities and Derivatives

U.S. Cellular maintains a portfolio of available-for-sale marketable equity securities, the majority of which are the result of sales or trades of non-strategic assets.  The market value of these investments aggregated $274.1 million at March 31, 2005.  As of March 31, 2005, the net unrealized holding gain, net of tax included in accumulated other comprehensive income totaled $72.0 million.

A subsidiary of U.S. Cellular has entered into forward contracts related to the marketable equity securities that it holds.  U.S. Cellular has provided guarantees to the counterparties which provide assurance to the counterparties that all principal and interest amounts are paid upon settlement of the contracts by such subsidiaries.  The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”).  The downside limit is hedged at or above the cost basis thereby eliminating the risk of an other than temporary loss being recorded on these contracted securities.

Under the terms of the forward contracts, U.S. Cellular continues to own the contracted shares and will receive dividends paid on such contracted shares, if any.  The forward contracts mature in May 2007 and, at U.S. Cellular’s option, may be settled in shares of the respective security or in cash, pursuant to formulas that “collar” the price of the shares.  The collars effectively limit downside risk and upside potential on the contracted shares. The collars are typically adjusted for any changes in dividends on the contracted shares. If the dividend increases, the collar’s upside potential is typically reduced. If the dividend decreases, the collar’s upside potential is typically increased. If U.S. Cellular elect to settle in shares, they will be required to deliver the number of shares of the contracted security determined pursuant to the formula.  If shares are delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. If U.S. Cellular elects to settle in cash they will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula.  If cash is delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability or a deferred tax benefit, based on the difference between the amount of cash paid in the settlement and the net amount realized through maturity.

Deferred taxes have been provided for the difference between the carrying value and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the Balance Sheet.  Such deferred tax liabilities totaled $81.9 million at March 31, 2005.

The following table summarizes certain details surrounding the contracted securities as of March 31, 2005.

		Collar (1)
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)
Vodafone	10,245,370	$15.07 - $16.07	$20.11 - $21.58	$159,856

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

	Valuation of investments assuming indicated decrease			March 31, 2005	Valuation of investments assuming indicated increase
(Dollars in millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Marketable Equity Securities	$191.9	$219.3	$246.7	$274.1	$301.5	$328.9	$356.3
Derivative Instruments (1)	$(5.6)	$(24.9)	$(46.4)	$(66.8)	$(94.6)	$(120.3)	$(146.6)

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that U.S. Cellular’s disclosure controls and procedures were not effective as of March 31, 2005, at the reasonable assurance level, because of the material weaknesses described below. Notwithstanding the material weaknesses that existed as of March 31, 2005, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, the financial position, results of operation and cash flows of U.S. Cellular and its subsidiaries in conformity with accounting principles generally accepted in the United States of America.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the restatement as discussed in Note 1 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q/A, the following material weaknesses were identified in U.S. Cellular’s internal control over financial reporting as of December 31, 2004 which continued to exist at March 31, 2005:

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

2.     U.S. Cellular did not maintain effective controls over the completeness, accuracy, presentation and disclosure of its accounting for income taxes, including the determination of income tax expense, income taxes payable, liabilities accrued for tax contingencies and deferred income tax assets and liabilities. Specifically, U.S. Cellular did not have effective controls designed and in place to accurately calculate the income tax expense and income tax payable, monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the resulting basis difference to its deferred income tax asset and liability balances. This control deficiency resulted in the restatement of U.S. Cellular’s annual consolidated financial statements for 2004, 2003 and 2002, the interim financial statements for all quarters in 2004 and 2003, the first and second quarter financial statements for 2005, as well as adjustments, including audit adjustments, to the third quarter of 2005 and the 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to U.S. Cellular’s interim or annual consolidated financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

Except for the addition of technical accounting personnel as discussed above, there were no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect U.S. Cellular’s internal control over financial reporting. Also, as discussed herein, U.S. Cellular has made or intends to make material changes to internal control over financial reporting in order to remediate the material weaknesses discussed above.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the quarter covered by this Form 10-Q/A.

U.S. CELLULAR PURCHASES OF COMMON SHARES

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1 – 31, 2005	—	$—	—	155,871
February 1 – 28, 2005	—	—	—	156,515
March 1 – 31, 2005	—	—	—	158,443
Total for or as of end of the quarter ended 3/31/05	—	$—	—	158,443

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

Exhibit 10.4 – Compensation Plan for Non-Employee Directors, as amended as of May 3, 2005. (Filed with Original Form 10-Q.)

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

Exhibit 31.1 - Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q/A or that supplement the exhibits identified in U.S. Cellular’s Form 10-K/A for the year ended December 31, 2004.  Reference is made to U.S. Cellular’s Form 10-K/A for the year ended December 31, 2004 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION

(Registrant)

Date	April 26, 2006	/s/ John E. Rooney
John E. Rooney
President and
Chief Executive Officer

Date	April 26, 2006	/s/ Kenneth R. Meyers
Kenneth R. Meyers
Executive Vice President-Finance,
Chief Financial Officer and Treasurer

Date	April 26, 2006	/s/ Steven T. Campbell
Steven T. Campbell
Vice President and Controller
(Principal Accounting Officer)

Signature page for the U.S. Cellular 2005 First Quarter Form 10-Q/A