Form 10-Q/A
period 2005-06-30
UNITED STATES CELLULAR CORP
filed 2006-04-26
CIK 821130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2005
Common Shares, $1 par value	54,048,812 Shares
Series A Common Shares, $1 par value	33,005,877 Shares

Explanatory Note

United States Cellular Corporation. (“U.S. Cellular”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 1, 2005 (“Original Form 10-Q”), to amend Part I Financial Information – Item 1 “Financial Statements,” Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), and Item 4 “Controls and Procedures,” and Part II Other Information – Item 5 “Other Information” and Item 6 “Exhibits and Financial Statement Schedules.”

As discussed in Note 1 to the Consolidated Financial Statements, on November 9, 2005, U.S. Cellular and its audit committee concluded that U.S. Cellular would amend its Annual Report on Form 10-K for the year ended December 31, 2004, to restate its financial statements and financial information for each of the three years in the period ended December 31, 2004, including quarterly information for 2004 and 2003, and certain selected financial data for the years 2001 and 2000.  U.S. Cellular and its audit committee also concluded that U.S. Cellular would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005, to restate the financial statements and financial information included therein.

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

•      Income taxes – U.S. Cellular is included in a consolidated federal income tax return with other members of the TDS consolidated group. In the restatement, U.S. Cellular corrected its income tax expense, federal and state taxes payable, liabilities accrued for tax contingencies, deferred income tax assets and liabilities and related disclosures for the first and second quarters of 2005 and the years ended December 31, 2004, 2003 and 2002 for items identified based on a reconciliation of income tax accounts.  The reconciliation compared amounts used for financial reporting purposes to the amounts used in the preparation of the income tax returns, and took into consideration the results of federal and state income tax audits and the resulting book/tax basis differences which generate deferred tax assets and liabilities.  In addition, a review of the state deferred income tax rates used to establish deferred income tax assets and liabilities identified errors in the state income tax used which resulted in adjustments to correct the amount of deferred income tax assets and liabilities recorded for temporary differences between the timing of when certain transactions are recognized for financial and income tax reporting.

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

For the convenience of the reader, this Form 10-Q/A sets for the Original Form 10-Q, as amended hereby, in its entirety.  However, this Form 10-Q/A amends and restates only Items 1, 2, and 4 of Part I and Item 6 of Part II of the Original From 10-Q, in each case solely as a result of and to reflect the adjustments discussed above and more fully in Note 1 of the accompanying financial statements, and no other information in the Original Form 10-Q is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the Original Form 10-Q, or to modify or update those disclosures affected by other subsequent events.  In particular, forward-looking statements included in the Form 10-Q/A represented management’s views as of the date of filing of the Original Form 10-Q for the quarter ended June 30, 2005 on August 1, 2005. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by U.S. Cellular’s principal executive officer and principal financial officer are being filed with this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

UNITED STATES CELLULAR CORPORATION

2ND QUARTER REPORT ON FORM 10-Q/A

AMENDMENT NO. 1

INDEX

		Page No.
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Operations - As Restated Three and Six Months Ended June 30, 2005 and 2004	3

	Consolidated Statements of Cash Flows - As Restated Six Months Ended June 30, 2005 and 2004	4

	Consolidated Balance Sheets - As Restated June 30, 2005 and December 31, 2004	5-6

	Notes to Consolidated Financial Statements	7-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-30
	Six Months Ended June 30, 2005 and 2004	31-40
	Three Months Ended June 30, 2005 and 2004	41-44
	Recent Accounting Pronouncements	45
	Financial Resources	46-47
	Liquidity and Capital Resources	47-51
	Application of Critical Accounting Policies and Estimates	52-56
	Certain Relationships and Related Transactions	57
	Safe Harbor Cautionary Statement	58-59

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60-61

Item 4.	Controls and Procedures	62-64

Part II.	Other Information

Item 1.	Legal Proceedings	65

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65

Item 4.	Submission of Matters to a Vote of Security Holders	66

Item 5.	Other Information	66

Item 6.	Exhibits	68

Signatures

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$691,746	$655,782	$1,363,385	$1,270,733
Equipment sales	50,219	49,808	89,651	88,032
Total Operating Revenues	741,965	705,590	1,453,036	1,358,765

OPERATING EXPENSES
System operations (excluding depreciation, amortization and accretion shown separately below)	147,238	145,337	285,709	284,945
Cost of equipment sold	116,811	110,605	244,059	230,423
Selling, general and administrative	284,209	265,623	562,539	516,416
Depreciation, amortization and accretion	126,784	122,228	254,277	236,246
(Gain) on assets held for sale	—	(582)	—	(725)
Total Operating Expenses	675,042	643,211	1,346,584	1,267,305

OPERATING INCOME	66,923	62,379	106,452	91,460

INVESTMENT AND OTHER INCOME (EXPENSE)
Investment income	17,825	16,297	32,265	30,081
Interest and dividend income	4,347	2,108	6,372	2,478
Interest (expense)	(21,444)	(20,951)	(42,182)	(41,266)
Gain (loss) on investments	—	(1,830)	551	(1,830)
Other income, net	(71)	227	155	551
Total Investment and Other Income (Expense)	657	(4,149)	(2,839)	(9,986)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	67,580	58,230	103,613	81,474
Income tax expense	27,040	21,365	40,974	33,018

INCOME BEFORE MINORITY INTEREST	40,540	36,865	62,639	48,456
Minority share of income	(2,463)	(2,435)	(4,997)	(4,622)

NET INCOME	$38,077	$34,430	$57,642	$43,834

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	86,708	86,199	86,558	86,176
BASIC EARNINGS PER SHARE (Note 5)	$0.44	$0.40	$0.67	$0.51

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	87,375	86,653	87,257	86,682
DILUTED EARNINGS PER SHARE (Note 5)	$0.44	$0.40	$0.66	$0.51

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$57,642	$43,834
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	254,277	236,246
Bad debts expense	14,296	22,328
Deferred income taxes	34,819	31,836
Investment income	(32,265)	(30,081)
Distributions from unconsolidated entities	27,956	7,221
Minority share of income	4,997	4,622
(Gain) on assets held for sale	—	(725)
(Gain) Loss on investments	(551)	1,830
Other noncash expense	4,423	8,376
Changes in assets and liabilities
Change in accounts receivable	(22,444)	(36,617)
Change in inventory	21,791	24,397
Change in accounts payable	(44,643)	(88,412)
Change in accrued interest	(123)	1,310
Change in accrued taxes	10,871	3,647
Change in customer deposits and deferred revenues	4,737	8,373
Change in other assets and liabilities	(8,559)	(1,451)
	327,224	236,734

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(256,557)	(263,903)
Cash received from sale of assets	—	96,932
Acquisitions, excluding cash acquired	(125,482)	(40,367)
Other investing activities	(1,358)	(842)
	(383,397)	(208,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	310,000	270,000
Issuance of long-term debt	—	412,484
Repayment of notes payable	(290,000)	(270,000)
Repayment of long-term debt – affiliated	—	(105,000)
Common shares issued for benefit plans	14,012	1,739
Other financing activities	(1,256)	(1,006)
	32,756	308,217

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,417)	336,771

CASH AND CASH EQUIVALENTS-
Beginning of period	41,062	10,029
End of period	$17,645	$346,800

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

Unaudited

	June 30, 2005	December 31, 2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$17,645	$41,062
Accounts Receivable
Customers, less allowance of $9,345 and $10,820, respectively	260,708	248,383
Roaming	27,701	26,421
Other	35,730	41,632
Inventory	55,127	76,918
Prepaid expenses	29,721	31,764
Deferred tax asset	35,936	73,216
Other current assets	16,035	24,951
	478,603	564,347
INVESTMENTS
Licenses	1,362,434	1,228,801
Goodwill	445,352	445,212
Customer lists, net of accumulated amortization of $39,214 and $34,630, respectively	20,952	24,915
Marketable equity securities	251,115	282,829
Investments in unconsolidated entities	161,239	155,519
Notes and interest receivable – long-term	4,753	4,885
	2,245,845	2,142,161
PROPERTY, PLANT AND EQUIPMENT
In service and under construction	4,356,357	4,133,471
Less accumulated depreciation	1,905,050	1,692,751
	2,451,307	2,440,720

OTHER DEFERRED CHARGES	31,164	32,807

TOTAL ASSETS	$5,206,919	$5,180,035

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unaudited

	June 30, 2005	December 31, 2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
CURRENT LIABILITIES
Notes payable	$50,000	$30,000
Accounts payable
Affiliated	5,111	5,314
Trade	214,726	259,167
Customer deposits and deferred revenues	109,131	104,394
Accrued taxes	88,623	80,512
Accrued compensation	29,740	49,116
Other current liabilities	24,045	20,829
	521,376	549,332

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	663,615	670,250
Derivative liability	46,616	70,796
Other deferred liabilities and credits	110,506	99,222
	820,737	840,268

LONG-TERM DEBT	1,161,014	1,160,786

MINORITY INTEREST IN SUBSIDIARIES	43,773	40,052

COMMON SHAREHOLDERS’ EQUITY
Common Shares, par value $1 per share; authorized 140,000,000 shares; issued 55,045,684 shares	55,046	55,046
Series A Common Shares, par value $1 per share; authorized 50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006
Additional paid-in capital	1,288,595	1,305,249
Treasury Shares, at cost, 1,238,263 and 1,716,658 Common Shares, respectively	(65,428)	(99,627)
Accumulated other comprehensive income	28,038	32,803
Retained earnings	1,320,762	1,263,120
	2,660,019	2,589,597
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,206,919	$5,180,035

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.               Basis of Presentation

The accounting policies of United States Cellular Corporation (“U.S. Cellular”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of U.S. Cellular, its majority-owned subsidiaries since acquisition, general partnerships in which U.S. Cellular has a majority partnership interest and any entity in which U.S. Cellular has a variable interest that requires U.S. Cellular to absorb a majority of the entity’s expected gains or losses, or both. All material intercompany accounts and transactions have been eliminated.

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly U.S. Cellular’s financial position as of June 30, 2005, its results of operations for the three and six months ended June 30, 2005 and 2004, and its cash flows for the six months ended June 30, 2005 and 2004.  The results of operations for the three and six months ended June 30, 2005 and the cash flows for the six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported in the prior year have been reclassified to conform to current period presentation. The capitalized costs of developing information systems, “system development costs,” and the related accumulated amortization have been reclassified from Deferred Charges to Property, Plant and Equipment in the Consolidated Balance Sheets.  The reclassifications had no impact on previously reported net income, financial condition or cash flows.

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

•      Income taxes – U.S. Cellular is included in a consolidated federal income tax return with other members of the TDS consolidated group. In the restatement, U.S. Cellular corrected its income tax expense, federal and state taxes payable, liabilities accrued for tax contingencies, deferred income tax assets and liabilities and related disclosures for the first and second quarters of 2005 and the years ended December 31, 2004, 2003 and 2002 for items identified based on a reconciliation of income tax accounts.  The reconciliation compared amounts used for financial reporting purposes to the amounts used in the preparation of the income tax returns, and took into consideration the results of federal and state income tax audits and the resulting book/tax basis differences which generate deferred tax assets and liabilities.  In addition, a review of the state deferred income tax rates used to establish deferred income tax assets and liabilities identified errors in the state income tax rate used which resulted in adjustments to correct the amount of deferred income tax assets and liabilities recorded for temporary differences between the timing of when certain transactions are recognized for financial and income tax reporting.

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

The table below summarizes the impact on income before income taxes and minority interest as a result of the restatement.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Increase (decrease) dollars in thousands)
Income Before Income Taxes and Minority Interest, as previously reported	$66,220	$63,860	$98,425	$86,865
Federal universal service fund contributions	(1,224)	(1,704)	(2,655)	(113)
Customer contract termination fees	124	(84)	3,592	(235)
Leases and contracts	(133)	(628)	2,105	(1,314)
Promotion rebates	—	—	(446)	—
Operations of consolidated partnerships managed by a third party	935	(1,064)	481	(794)
Investment income from entities accounted for by the equity method	1,667	(2,064)	2,189	(2,568)
Other items	(9)	(86)	(78)	(367)
Total adjustment	1,360	(5,630)	5,188	(5,391)
Income Before Income Taxes and Minority Interest, as restated	$67,580	$58,230	$103,613	$81,474

The table below summarizes the impact on net income and earnings per share as a result of the restatement.

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	Net Income (loss)	Diluted Earnings Per Share	Net Income (loss)	Diluted Earnings Per Share	Net Income (loss)	Diluted Earnings Per Share	Net Income (loss)	Diluted Earnings Per Share
	(Increase (decrease) dollars in thousands, except per share amounts)
As previously reported	$37,936	$0.43	$37,984	$0.44	$54,834	$0.63	$47,216	$0.54
Federal universal service fund contributions	(709)	(0.01)	(994)	(0.01)	(1,538)	(0.02)	(66)	—
Customer contract termination fees	69	—	(46)	—	2,011	0.02	(131)	—
Leases and contracts	(75)	—	(367)	—	1,281	0.01	(770)	(0.01)
Promotion rebates	—	—	—	—	(250)	—	—	—
Operations of consolidated partnerships managed by a third party	413	0.01	(474)	(0.01)	213	—	(354)	—
Investment income from entities accounted for by the equity method	1,008	0.02	(1,249)	(0.02)	1,324	0.02	(1,554)	(0.02)
Income taxes	(551)	(0.01)	(372)	—	(181)	—	(296)	—
Other items	(14)	—	(52)	—	(52)	—	(211)	—
Total adjustment	141	0.01	(3,554)	(0.04)	2,808	0.03	(3,382)	(0.03)
As restated	$38,077	$0.44	$34,430	$0.40	$57,642	$0.66	$43,834	$0.51

The effect of the restatement on the previously reported Consolidated Statements of Operations is as follows:

	Three Months Ended
	June 30, 2005		June 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$691,574	$691,746	$662,658	$655,782
Equipment sales	50,348	50,219	49,567	49,808
Total Operating Revenues	741,922	741,965	712,225	705,590

OPERATING EXPENSES
System operations (excluding depreciation amortization and accretion shown separately below)	147,738	147,238	144,887	145,337
Cost of equipment sold	116,977	116,811	110,182	110,605
Selling, general and administrative	283,676	284,209	269,619	265,623
Depreciation, amortization and accretion	126,467	126,784	122,249	122,228
Gain on assets of operations held for sale	—	—	(582)	(582)
Total Operating Expenses	674,858	675,042	646,355	643,211

OPERATING INCOME	67,064	66,923	65,870	62,379

INVESTMENT AND OTHER INCOME (EXPENSE)
Investment income	16,157	17,825	18,361	16,297
Interest and dividend income	4,359	4,347	2,118	2,108
Interest (expense)	(21,444)	(21,444)	(20,951)	(20,951)
Loss on investments	—	—	(1,830)	(1,830)
Other income, net	84	(71)	292	227
Total Investment and Other Income (Expense)	(844)	657	(2,010)	(4,149)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	66,220	67,580	63,860	58,230
Income tax expense	26,021	27,040	23,094	21,365

INCOME BEFORE MINORITY INTEREST	40,199	40,540	40,766	36,865
Minority share of income	(2,263)	(2,463)	(2,782)	(2,435)

NET INCOME	$37,936	$38,077	$37,984	$34,430
Basic Earnings per Share:
Net Income (Loss)	$0.44	$0.44	$0.44	$0.40
Diluted Earnings per Share:
Net Income (Loss)	$0.43	$0.44	$0.44	$0.40

	Six Months Ended
	June 30, 2005		June 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$1,360,366	$1,363,385	$1,282,040	$1,270,733
Equipment sales	89,991	89,651	87,835	88,032
Total Operating Revenues	1,450,357	1,453,036	1,369,875	1,358,765
OPERATING EXPENSES
System operations (excluding depreciation, amortization and accretion shown separately below)	287,804	285,709	282,410	284,945
Cost of equipment sold	243,870	244,059	230,070	230,423
Selling, general and administrative	561,665	562,539	527,825	516,416
Depreciation, amortization and accretion	253,717	254,277	236,143	236,246
Gain on assets of operations held for sale	—	—	(725)	(725)
Total Operating Expenses	1,347,056	1,346,584	1,275,723	1,267,305

OPERATING INCOME	103,301	106,452	94,152	91,460

INVESTMENT AND OTHER INCOME (EXPENSE)
Investment income	30,076	32,265	32,648	30,081
Interest and dividend income	6,395	6,372	2,496	2,478
Interest (expense)	(42,182)	(42,182)	(41,266)	(41,266)
Gain (loss) on investments	551	551	(1,830)	(1,830)
Other income, net	284	155	665	551
Total Investment and Other Income (Expense)	(4,876)	(2,839)	(7,287)	(9,986)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	98,425	103,613	86,865	81,474
Income tax expense	38,824	40,974	34,755	33,018

INCOME BEFORE MINORITY INTEREST	59,601	62,639	52,110	48,456
Minority share of income	(4,767)	(4,997)	(4,894)	(4,622)

NET INCOME	$54,834	$57,642	$47,216	$43,834
Basic Earnings per Share:
Net Income (Loss)	$0.63	$0.67	$0.55	$0.51
Diluted Earnings per Share:
Net Income (Loss)	$0.63	$0.66	$0.54	$0.51

The effect of the restatement on the previously reported Consolidated Statements of Cash Flows is as follows:

	Six Months Ended June 30,
	2005	2005	2004	2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,834	$57,642	$47,216	$43,834
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	253,717	254,277	236,143	236,246
Bad debts expense	15,950	14,296	34,903	22,328
Deferred income taxes	32,669	34,819	33,574	31,836
Investment income	(30,076)	(32,265)	(32,648)	(30,081)
Distributions from unconsolidated entities	—	27,956	—	7,221
Minority share of income	4,767	4,997	4,894	4,622
(Gain) on assets held for sale	—	—	(725)	(725)
(Gain) Loss on investments	(551)	(551)	1,830	1,830
Other noncash expense	4,236	4,423	8,260	8,376
Changes in assets and liabilities
Change in accounts receivable	(21,752)	(22,444)	(51,375)	(36,617)
Change in inventory	21,791	21,791	24,397	24,397
Change in accounts payable	(45,424)	(44,643)	(92,530)	(88,412)
Change in accrued interest	(123)	(123)	1,310	1,310
Change in accrued taxes	10,418	10,871	3,647	3,647
Change in customer deposits and deferred revenues	4,475	4,737	8,518	8,373
Change in other assets and liabilities	(6,349)	(8,559)	1,227	(1,451)
	298,582	327,224	228,641	236,734

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(255,986)	(256,557)	(263,114)	(263,903)
Cash received from sale of assets	—	—	96,932	96,932
Acquisitions, excluding cash acquired	(125,482)	(125,482)	(40,367)	(40,367)
Distributions from unconsolidated entities	27,956	—	7,221	—
Other investing activities	(1,373)	(1,358)	(1,011)	(842)
	(354,885)	(383,397)	(200,339)	(208,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	310,000	310,000	270,000	270,000
Issuance of long-term debt	—	—	412,484	412,484
Repayment of notes payable	(290,000)	(290,000)	(270,000)	(270,000)
Repayment of long-term debt – affiliated	—	—	(105,000)	(105,000)
Common shares reissued	14,199	14,012	1,855	1,739
Other financing activities	(1,256)	(1,256)	(1,006)	(1,006)
	32,943	32,756	308,333	308,217

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,360)	(23,417)	336,635	336,771

Beginning of period	40,922	41,062	9,848	10,029
End of period	$17,562	$17,645	$346,483	$346,800

The effect of the restatement on the previously reported Consolidated Balance Sheets is as follows:

	June 30,		December 31,
	2005	2005	2004	2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$17,562	$17,645	$40,922	$41,062
Accounts Receivable
Customers	260,117	260,708	251,943	248,383
Roaming	27,701	27,701	26,421	26,421
Other	35,185	35,730	39,285	41,632
Inventory	55,127	55,127	76,918	76,918
Prepaid expenses	29,351	29,721	31,507	31,764
Deferred tax asset	46,461	35,936	83,741	73,216
Other current assets	18,056	16,035	28,214	24,951
	489,560	478,603	578,951	564,347
INVESTMENTS
Licenses	1,362,434	1,362,434	1,228,801	1,228,801
Goodwill	426,058	445,352	425,918	445,212
Customer lists, net of accumulated amortization	20,952	20,952	24,915	24,915
Marketable equity securities	251,115	251,115	282,829	282,829
Investments in unconsolidated entities	166,310	161,239	162,764	155,519
Notes and interest receivable – long-term	4,753	4,753	4,885	4,885
	2,231,622	2,245,845	2,130,112	2,142,161
PROPERTY, PLANT AND EQUIPMENT
In service and under construction	4,352,889	4,356,357	4,130,551	4,133,471
Less accumulated depreciation	1,902,593	1,905,050	1,690,832	1,692,751
	2,450,296	2,451,307	2,439,719	2,440,720

OTHER DEFERRED CHARGES	31,372	31,164	33,145	32,807

TOTAL ASSETS	$5,202,850	$5,206,919	$5,181,927	$5,180,035

	June 30,		December 31,
	2005	2005	2004	2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)
CURRENT LIABILITIES
Notes payable	$50,000	$50,000	$30,000	$30,000
Accounts payable
Affiliated	5,111	5,111	5,314	5,314
Trade	209,704	214,726	254,926	259,167
Customer deposits and deferred revenues	109,054	109,131	104,578	104,394
Accrued taxes	87,342	88,623	78,624	80,512
Accrued compensation	29,740	29,740	49,116	49,116
Other current liabilities	27,078	24,045	24,308	20,829
	518,029	521,376	546,866	549,332

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	671,148	663,615	680,278	670,250
Derivative liability	46,616	46,616	70,796	70,796
Other deferred liabilities and credits	106,271	110,506	94,738	99,222
	824,035	820,737	845,812	840,268

LONG-TERM DEBT	1,161,014	1,161,014	1,160,786	1,160,786

MINORITY INTEREST IN SUBSIDIARIES	43,863	43,773	40,373	40,052

COMMON SHAREHOLDERS’ EQUITY
Common Shares, par value $1 per share	55,046	55,046	55,046	55,046
Series A Common Shares, par value $1 per share	33,006	33,006	33,006	33,006
Additional paid-in capital	1,285,843	1,288,595	1,302,496	1,305,249
Treasury Shares, at cost	(65,428)	(65,428)	(99,627)	(99,627)
Accumulated other comprehensive income	26,832	28,038	31,393	32,803
Retained earnings	1,320,610	1,320,762	1,265,776	1,263,120
	2,655,909	2,660,019	2,588,090	2,589,597
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,202,850	$5,206,919	$5,181,927	$5,180,035

2.               Summary of Significant Accounting Policies

Pension Plan

U.S. Cellular participates in a qualified noncontributory defined contribution pension plan sponsored by Telephone and Data Systems, Inc. (“TDS”), U.S. Cellular’s parent organization.  The plan provides benefits for the employees of U.S. Cellular and its subsidiaries.  Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently.  Pension costs were $1.7 million and $3.5 million for the three and six months ended June 30, 2005, respectively, and $1.3 million and $2.6 million for the three and six months ended June 30, 2004, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(Dollars in thousands, except per share amounts)
Net Income
As reported	$38,077	$34,430	$57,642	$43,834
Pro forma expense	(2,997)	(3,148)	(4,920)	(5,170)
Pro forma net income	$35,080	$31,282	$52,722	$38,664

Basic Earnings per Share
As reported	$0.44	$0.40	$0.67	$0.51
Pro forma expense per share	(0.03)	(0.04)	(0.06)	(0.06)
Pro forma basic earnings per share	$0.41	$0.36	$0.61	$0.45

Diluted Earnings per Share
As reported	$0.44	$0.40	$0.66	$0.51
Pro forma expense per share	(0.03)	(0.04)	(0.06)	(0.06)
Pro forma diluted earnings per share	$0.41	$0.36	$0.60	$0.45

Recent Accounting Pronouncements

Share-Based Payment

Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” was issued in December 2004.  In April 2005, the SEC postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005.  As a result, U.S. Cellular will be required to adopt SFAS 123R in the first quarter of 2006.  The statement requires that compensation cost resulting from all share-based payment transactions be recognized in the financial statements.  SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. This requirement may reduce net cash flows from operating activities and increase net cash flows from financing activities in periods after adoption.  In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies.  U.S. Cellular has reviewed the provisions of these statements and expects to record additional compensation expense for certain share-based payment transactions, primarily related to stock options, in the Consolidated Statements of Operations upon adoption of SFAS 123R.  See the “Stock-Based Compensation” disclosure above for a discussion of the pro forma impact on net income and earnings per share under current accounting requirements.

Accounting Changes and Error Corrections

SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28” was issued in May 2005. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  Specifically, this statement requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements.  SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  U.S. Cellular does not expect the adoption of SFAS 154 to have a material impact on its financial position or results of operations except to the extent that the statement requires retrospective application in circumstances that would previously have been effected in the period of the change under APB No. 20.

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

3.               Income Taxes

The following table summarizes the effective income tax rates in each of the periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Effective Tax Rate From
Operations excluding loss on investments, and gain on assets held for sale	40.0%	36.7%	39.6%	37.3%
Loss on investments and gain on assets held for sale (1)	—%	(35.6)%	37.5%	NM
Income before income taxes and minority interest	40.0%	36.7%	39.5%	40.5%

NM – Not meaningful

(1)  The effective tax rate in the six months ended June 30, 2004, related to the provision for loss on investments and gain on assets held for sale is not meaningful.  Because of the impact on the income tax provision of the completion of the sale of assets to AT&T Wireless Services, Inc. (“AT&T Wireless”), now Cingular Wireless LLC, in February 2004, it was necessary for U.S. Cellular to record a tax provision of $2.9 million at the time of this sale. However, book pretax income in the six months ended June 30, 2004 reflected a $725,000 increase attributable to a working capital adjustment on assets held for sale, which was an adjustment of the $22.0 million loss on assets held for sale recorded in the fourth quarter of 2003 when the sale transaction was announced.

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

Net income used in computing earnings per share and the effect on income and the weighted average number of shares and earnings per share of potentially dilutive securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(Dollars and shares in thousands, except earnings per share)
Basic and Diluted Earnings per Share
Net income used in basic and diluted earnings per share	$38,077	$34,430	$57,642	$43,834

Weighted average number of common shares used in basic earnings per share	86,708	86,199	86,558	86,176
Effect of Dilutive Securities:
Stock options (1)	667	454	699	506
Conversion of convertible debentures(2)	—	—	—	—
Weighted average number of common shares used in diluted earnings per share	87,375	86,653	87,257	86,682

Basic Earnings per Share	$0.44	$0.40	$0.67	$0.51

Diluted Earnings per Share	$0.44	$0.40	$0.66	$0.51

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

Information regarding the fair value of U.S. Cellular’s marketable equity securities is summarized below.

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Marketable Equity Securities
Vodafone Group Plc 10,245,370 American Depositary Receipts	$249,167	$280,518
Rural Cellular Corporation 370,882 Common Shares	1,948	2,311
Aggregate fair value	251,115	282,829
Accounting cost, as adjusted	160,161	160,161
Gross unrealized holding gains	90,954	122,668
Deferred income tax (expense)	(33,437)	(45,095)
Net unrealized holding gains	57,517	77,573
Derivative instruments, net of tax	(29,479)	(44,770)
Accumulated other comprehensive income	$28,038	$32,803

7.               Goodwill

U.S. Cellular has substantial amounts of goodwill as a result of the acquisition of wireless markets. The changes in goodwill for the six months ended June 30, 2005 and 2004 were as follows:

	June 30, 2005	June 30, 2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Balance, beginning of period	$445,212	$449,550
Acquisitions	150	3,649
Other adjustments	(10)	(651)
Balance, end of period	$445,352	$452,548

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

Based primarily on data furnished to U.S. Cellular by third parties, the following summarizes the combined results of operations of the wireless entities in which U.S. Cellular’s investments are accounted for by the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(as restated)	(as restated)	(as restated)	(as restated)
	(Dollars in thousands)
Results of Operations
Revenues	$824,000	$802,000	$1,604,000	$1,501,000
Operating expenses	572,000	558,000	1,114,000	1,051,000
Operating income	252,000	244,000	490,000	450,000
Other income (expense), net	7,000	(8,000)	15,000	(7,000)
Net Income	$259,000	$236,000	$505,000	$443,000

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

10.         Revolving Credit Facility and Forward Contracts

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

As disclosed in Note 1, U.S. Cellular and its audit committee concluded on November 9, 2005 to restate the Consolidated Financial Statements as of and for the three years ended December 31, 2004 and the first and second quarters of 2005. The restatement resulted in defaults under the revolving credit agreement and certain of the forward contracts.  U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios.  U.S. Cellular did not fail to make any scheduled payments under such credit agreement or forward contract.  U.S. Cellular received waivers from the lenders associated with the credit agreement and from the counterparty to such forward contracts, under which the lenders and the counterparty agreed to waive any defaults that may have occurred as a result of the restatement.

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

The table below summarizes the change in asset retirement obligation during the six months ended June 30, 2005 and 2004.

	June 30, 2005	June 30, 2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Balance, beginning of period	$72,575	$64,540
Additional liabilities accrued	3,223	1,013
Accretion expense	2,282	2,438
Disposition of assets (1)	—	(1,635)
Balance, end of period	$78,080	$66,356

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

The settlement value of U.S. Cellular’s mandatorily redeemable minority interests was estimated to be $144.0 million at June 30, 2005. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on June 30, 2005, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FSP No. FAS 150-3; U.S. Cellular has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at June 30, 2005 was $39.8 million and is included in the Consolidated Balance Sheet caption Minority interest in subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $104.2 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

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

16.         Accumulated Other Comprehensive Income

The cumulative balances of unrealized gains and (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows:

	Six Months Ended June 30,
	2005	2004
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$77,573	$63,307
Add (deduct):
Unrealized gains (losses) on marketable equity securities	(31,714)	(30,476)
Income tax (expense) benefit	11,658	11,188
Net change in unrealized gains (losses) on marketable equity securities in comprehensive income	(20,056)	(19,288)
Balance, end of period	$57,517	$44,019

Derivative Instruments
Balance, beginning of period	$(44,770)	$(35,275)
Add (deduct):
Unrealized gain on derivative instruments	24,179	23,769
Income tax (expense)	(8,888)	(8,725)
Net change in unrealized gains (losses) on derivative instruments included in comprehensive income	15,291	15,044
Balance, end of period	$(29,479)	$(20,231)

Accumulated Other Comprehensive Income
Balance, beginning of period	$32,803	$28,032
Net change in marketable equity securities	(20,056)	(19,288)
Net change in derivative instruments	15,291	15,044
Net change in unrealized gains (losses) included in comprehensive income	(4,765)	(4,244)
Balance, end of period	$28,038	$23,788

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(Dollars in thousands)
Comprehensive Income
Net income	$38,077	$34,430	$57,642	$43,834
Net change in unrealized gains (losses) on marketable equity securities and derivative instruments	(1,758)	(4,566)	(4,765)	(4,244)
	$36,319	$29,864	$52,877	$39,590

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

•      Income taxes – U.S. Cellular is included in a consolidated federal income tax return with other members of the TDS consolidated group. In the restatement, U.S. Cellular corrected its income tax expense, federal and state taxes payable, liabilities accrued for tax contingencies, deferred income tax assets and liabilities and related disclosures for the first and second quarters of 2005 and the years ended December 31, 2004, 2003 and 2002 for items identified based on a reconciliation of income tax accounts.  The reconciliation compared amounts used for financial reporting purposes to the amounts used in the preparation of the income tax returns, and took into consideration the results of federal and state income tax audits and the resulting book/tax basis differences which generate deferred tax assets and liabilities.  In addition, a review of the state deferred income tax rates used to establish deferred income tax assets and liabilities identified errors in the state income tax rate used which resulted in adjustments to correct the amount of deferred income tax assets and liabilities recorded for temporary differences between the timing of when certain transactions are recognized for financial and income tax reporting.

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

The table below summarizes the impact on income before income taxes and minority interest as a result of the restatement.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Increase (decrease) dollars in thousands)
Income Before Income Taxes and Minority Interest, as previously reported	$66,220	$63,860	$98,425	$86,865
Federal universal service fund contributions	(1,224)	(1,704)	(2,655)	(113)
Customer contract termination fees	124	(84)	3,592	(235)
Leases and contracts	(133)	(628)	2,105	(1,314)
Promotion rebates	—	—	(446)	—
Operations of consolidated partnerships managed by a third party	935	(1,064)	481	(794)
Investment income from entities accounted for by the equity method	1,667	(2,064)	2,189	(2,568)
Other items	(9)	(86)	(78)	(367)
Total adjustment	1,360	(5,630)	5,188	(5,391)
Income Before Income Taxes and Minority Interest, as restated	$67,580	$58,230	$103,613	$81,474

The table below summarizes the impact on net income and earnings per share as a result of the restatement.

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	Net Income (loss)	Diluted Earnings Per Share	Net Income (loss)	Diluted Earnings Per Share	Net Income (loss)	Diluted Earnings Per Share	Net Income (loss)	Diluted Earnings Per Share
	(Increase (decrease) dollars in thousands, except per share amounts)
As previously reported	$37,936	$0.43	$37,984	$0.44	$54,834	$0.63	$47,216	$0.54
Federal universal service fund contributions	(709)	(0.01)	(994)	(0.01)	(1,538)	(0.02)	(66)	—
Customer contract termination fees	69	—	(46)	—	2,011	0.02	(131)	—
Leases and contracts	(75)	—	(367)	—	1,281	0.01	(770)	(0.01)
Promotion rebates	—	—	—	—	(250)	—	—	—
Operations of consolidated partnerships managed by a third party	413	0.01	(474)	(0.01)	213	—	(354)	—
Investment income from entities accounted for by the equity method	1,008	0.02	(1,249)	(0.02)	1,324	0.02	(1,554)	(0.02)
Income taxes	(551)	(0.01)	(372)	—	(181)	—	(296)	—
Other items	(14)	—	(52)	—	(52)	—	(211)	—
Total adjustment	141	0.01	(3,554)	(0.04)	2,808	0.03	(3,382)	(0.03)
As restated	$38,077	$0.44	$34,430	$0.40	$57,642	$0.66	$43,834	$0.51

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

(1)   U.S. Cellular owns a controlling interest in each of these markets.  This includes a controlling interest in one license that U.S. Cellular purchased from Cingular Wireless LLC (“Cingular”) on April 1, 2005.

(2)   U.S. Cellular owns rights to acquire controlling interests in 29 additional wireless licenses.  Of such 29 licenses, 20 result from an acquisition agreement with AT&T Wireless Services, Inc. (“AT&T Wireless”), now Cingular, which closed in August 2003. U.S. Cellular has up to five years from the transaction closing date to exercise its rights to acquire the licenses.  The remaining 9 licenses relate to Carroll Wireless, L.P. (“Carroll Wireless”), an entity in which U.S. Cellular owns a controlling interest for financial reporting purposes.  Carroll Wireless was the winning bidder of 17 wireless licenses in the auction of wireless spectrum designated by the Federal Communications Commission (“FCC”) as Auction 58. Of the 17 licenses for which Carroll Wireless was the winning bidder, eight are in markets in which U.S. Cellular currently owns spectrum; the other nine markets represent markets which are incremental to U.S. Cellular’s currently owned or acquirable markets.  Only the incremental markets are included in the number of consolidated markets to be acquired to avoid duplicate reporting of overlapping markets.

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

U.S. Cellular’s operating income in the six months ended June 30, 2005 increased $15.0 million, or 16%, to $106.5 million from $91.5 million in 2004.  The operating income margins (as a percent of service revenues) were 7.8% in 2005 and 7.2% in 2004.  Although operating income and margins improved in 2005, U.S. Cellular expects that there will be continued pressure on operating income and margins in the next few years related to the following factors:

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

•                  expansion of revenues from additional customers, data-related products and services and newly launched markets; and

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

U.S. Cellular had cash and cash equivalents totaling $17.6 million and had $649.8 million of availability under its revolving credit facility as of June 30, 2005. U.S. Cellular is also generating substantial cash flows from operations. Cash flow from operating activities totaled $327.2 million during the first six months of 2005. In addition, U.S. Cellular may have access to public and private capital markets to help meet its long-term financing needs. U.S. Cellular believes that cash on hand, expected future cash flows from operations and sources of external financing provide substantial financial flexibility and are sufficient to permit U.S. Cellular to finance its contractual obligations and anticipated capital expenditures for the foreseeable future. U.S. Cellular continues to seek to maintain a strong Balance Sheet and an investment grade credit rating.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	2005	2004
	(As Restated)	(As Restated)
As of June 30, (1a)
Total market population (2)	44,690,000	45,581,000
Customers (3)	5,227,000	4,684,000
Market penetration (4)	11.70%	10.28%
Total full-time equivalent employees	7,000	6,350
Cell sites in service	5,034	4,420
For the Six Months Ended June 30, (1b)
Net customer additions (5)	276,000	333,000
Net retail customer additions (5)	204,000	248,000
Average monthly service revenue per customer (6)	$44.52	$46.55
Postpay churn rate per month (7)	1.5%	1.4%
Sales and marketing cost per gross customer addition (8)	$425	$382

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

(2)   Represents 100% of the population of the markets in which U.S. Cellular has a controlling financial interest for financial reporting purposes.  As of June 30, 2005, such population includes the total market population of the market acquired from Cingular in April 2005.   As of June 30, 2004, such population includes one additional market consolidated pursuant to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”) as of January 1, 2004. This market was subsequently sold in November 2004 and is therefore not included at June 30, 2005. The total market population of the six markets sold to AT&T Wireless in February 2004 is not included in the amounts for 2005 or 2004, as the customers sold to AT&T Wireless are not included in U.S. Cellular’s consolidated customer base as of June 30, 2005 or 2004.  The total market population of the two markets sold to ALLTEL in November 2004 is not included in the amounts for 2005, as the customers sold to ALLTEL are not included in U.S. Cellular’s consolidated customer base as of June 30, 2005, but such total market population and customers are included as of June 30, 2004.  The population of markets in which U.S. Cellular has deferred the transfer of licenses from AT&T Wireless are not included in the total population for any period, nor are the population of markets for which Carroll Wireless was the winning bidder in the FCC’s Auction 58.

(3)   U.S. Cellular’s customer base consists of the following types of customers:

	June 30,
	2005	2004
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	4,426,000	4,128,000
End user customers acquired through U.S. Cellular’s agreement with a third party (“reseller customers”) *	539,000	400,000
Total postpay customer base	4,965,000	4,528,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	262,000	156,000
Total customers	5,227,000	4,684,000

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

(5)     “Net customer additions” represents the number of net customers added to U.S. Cellular’s overall customer base through all of its marketing distribution channels, excluding any customers transferred through acquisition or divestiture activity. “Net retail customer additions” represents the number of net customers added to U.S. Cellular’s customer base, excluding net reseller customers added to its reseller customer base, through its marketing distribution channels, excluding any customers transferred through acquisition or divestiture activity. Full-year 2005 estimates for U.S. Cellular’s net retail customer additions are included in the overall discussion of full-year 2005 estimates under “Operating Income.”

(6)     U.S. Cellular uses this measurement to assess the amount of service revenue U.S. Cellular generates each month on a per unit basis. Variances in this measurement are monitored and compared to variances in expenses on a per unit basis. Average monthly service revenue per customer is calculated as follows:

	Six Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)

Service Revenues per Consolidated Statements of Operations	$1,363,385	$1,270,733
Divided by average customers during period (000s) *	5,104	4,550
Divided by number of months in each period	6	6
Average monthly service revenue per customer	$44.52	$46.55

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

Operating revenues increased $94.2 million, or 7%, to $1,453.0 million in 2005 from $1,358.8 million in 2004.

	Six Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Retail service	$1,204,326	$1,104,478
Inbound roaming	65,188	87,216
Long-distance and other service revenues	93,871	79,039
Service Revenues	1,363,385	1,270,733
Equipment sales	89,651	88,032
	$1,453,036	$1,358,765

Service revenues increased $92.7 million, or 7%, to $1,363.4 million in 2005 from $1,270.7 million in 2004. Service revenues primarily consist of: (i) charges for access, airtime, roaming and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems.  The increase in service revenues was primarily due to the growing number of retail customers.  Monthly service revenue per customer averaged $44.52 in the first six months of 2005, and $46.55 in the first six months of 2004.  See footnote 6 to the table above for the calculation of average monthly service revenue per customer.

Retail service revenues increased $99.8 million, or 9%, to $1,204.3 million in 2005 from $1,104.5 million in 2004. Growth in U.S. Cellular’s customer base, an increase in average monthly retail minutes of use per customer and growth in revenues from data products and services were the primary reasons for the increase in retail service revenue.  The number of customers increased 12% to 5,227,000 at June 30, 2005, from 4,684,000 at June 30, 2004.  Of the 12% increase in customers since June 30, 2004, 570,000 were added through U.S. Cellular’s marketing (including reseller) distribution channels while 27,000 net customers were subtracted as a result of acquisition and divestiture activities, primarily the divestiture to ALLTEL in November 2004.

Revenues from data products and services increased to $59.7 million in 2005 from $25.2 million in 2004, as U.S. Cellular’s easyedgeSM products were enhanced and made available in all of its markets.  Also, amounts billed to customers to recover the cost of contributions to the USF and costs related to other federal mandates such as E-911 capability and wireless number portability increased $21.1 million in the first half of 2005.

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

The impact on retail service revenue of the increase in average monthly retail minutes of use was offset by a decrease in average revenue per minute of use in 2005.  The decrease in average revenue per minute of use reflects the effects of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans.  Additionally, the percentage of U.S. Cellular’s customer base represented by prepaid and reseller customers, which generate less revenue per customer on average than postpay customers, increased from 12% at June 30, 2004 to 15% at June 30, 2005.  As a result of the above factors, average monthly retail service revenue per customer decreased 3% to $39.32 in 2005 from $40.46 in 2004.  U.S. Cellular anticipates that U.S. Cellular’s average revenue per minute of use will continue to decline in the future, reflecting increased competition and penetration of the consumer market.

Inbound roaming revenues decreased $22.0 million, or 25%, to $65.2 million in 2005 from $87.2 million in 2004.  The decrease in revenue primarily related to the decrease in revenue per roaming minute of use, partially offset by an increase in roaming minutes of use.  The decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates. The increase in inbound roaming minutes of use was primarily driven by the overall growth in the number of customers throughout the wireless industry.

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

Long-distance and other service revenues increased $14.9 million, or 19%, to $93.9 million in 2005 from $79.0 million in 2004.  The increase primarily reflected a $14.6 million increase in competitive eligible telecommunications carrier funds received for the states in which U.S. Cellular is eligible to receive such funds.  Of this amount, $5.1 million represented a one-time reimbursement paid to U.S. Cellular related to filings for prior periods; this effect was mostly offset by a $4.4 million one-time reduction in reimbursements which U.S. Cellular had previously received but related to a time period before it had become eligible to receive such reimbursements.  In the first half of 2005, U.S. Cellular was eligible to receive such funds in five states compared to three states in the first half of 2004.

Equipment sales revenues increased $1.7 million, or 2%, to $89.7 million in 2005 from $88.0 million in 2004.  Equipment sales revenues include revenues from sales of handsets and related accessories to both new and current customers, as well as revenues from the sales of handsets to agents.  U.S. Cellular sells handsets to its agents at a price approximately equal to U.S. Cellular’s cost, before applying any rebates. Selling handsets to agents enables U.S. Cellular to provide better control over handset quality, establish roaming preferences and pass along quantity discounts. U.S. Cellular anticipates that it will continue to sell handsets to agents in the future, and that it will continue to provide rebates to agents who provide handsets to new and current customers.

The total cost of equipment sold increased $13.7 million, or 6%, to $244.1 million in 2005 from $230.4 million in 2004. Equipment sales revenues have grown less significantly than the total cost of equipment sold due to the continued substantial discounting of handsets for new customers as well as those customers who renew service with U.S. Cellular.  This trend is occurring throughout the wireless industry.

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

Operating expenses increased $79.3 million, or 6%, to $1,346.6 million in 2005 from $1,267.3 million in 2004.

	Six Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
System operations (exclusive of depreciation, amortization and accretion included below)	$285,709	$284,945
Cost of equipment sold	244,059	230,423
Selling, general and administrative	562,539	516,416
Depreciation, amortization and accretion	254,277	236,246
Gain on assets held for sale	—	(725)
	$1,346,584	$1,267,305

System operations expenses (excluding depreciation, amortization and accretion) increased $0.8 million, or less than 1%, to $285.7 million in 2005 from $284.9 million in 2004. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. The components of system operations expenses were as follows:

•      maintenance, utility and cell site expenses increased $13.4 million, or 15%, primarily driven by a 14% increase in the number of cell sites within U.S. Cellular’s network, to 5,034 in 2005 from 4,420 in 2004, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also by launching operations in new markets;

•      the cost of network usage on U.S. Cellular’s systems increased $13.6 million, or 14%, as total minutes used on U.S. Cellular’s systems increased 35% in 2005, partially offset by the ongoing reduction in the per-minute cost of usage on U.S. Cellular’s network; and

•      expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming decreased $26.2 million, or 26%.
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

In total, U.S. Cellular expects system operations expenses to increase over the next few years, driven by the following factors:

•      increases in the number of cell sites within U.S. Cellular’s network as it continues to add capacity and enhance quality in all markets, and continues development activities in new markets; and

•      increases in minutes of use, both on U.S. Cellular’s network and by U.S. Cellular’s customers on other carriers’ networks when roaming.

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

Cost of equipment sold increased $13.7 million, or 6%, to $244.1 million in 2005 from $230.4 million in 2004. The change was primarily due to an increase in the total cost of handsets provided to customers for retention purposes, as the number of retention transactions increased only slightly in 2005 and the number of gross customer activations from marketing channels increased less than 1%.  In addition, the overall cost per handset increased slightly in the first six months of 2005 as more customers purchased higher priced data-enabled handsets which increasingly include other value-added features such as cameras. Data-enabled handsets are required for customers to access U.S. Cellular’s easyedgeSM suite of services.

Selling, general and administrative expenses increased $46.1 million, or 9%, to $562.5 million in 2005 from $516.4 million in 2004. Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers, the costs of serving customers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in 2005 is primarily due to the increase in employee-related expenses associated with acquiring, serving and retaining customers, primarily as a result of the 12% increase in U.S. Cellular’s customer base and a 10% increase in full-time equivalent employees. Selling, general and administrative expenses were also affected by the following factors:

•      a $10.3 million increase in expenses related to USF contributions, driven by increases in retail service revenues, upon which payments into the fund are based, and specified contribution rates. Most of these payments are offset by increases in retail service revenues for amounts passed through to customers;

•      a $10.1 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects;

•      a $7.2 million increase in advertising expenses, primarily related to the marketing of the U.S. Cellular brand in the markets launched in 2004 and the St. Louis market, which was launched in the third quarter of 2005;

•      an $8.0 million decrease in bad debt expense, primarily attributable to the improvement in U.S. Cellular’s collections of outstanding accounts receivable in 2005; and

•      a $4.3 million decrease in amounts billed to AT&T Wireless and ALLTEL for transition services, which were provided subsequent to the completion of the sale and exchange transactions with those companies; such billings offset selling, general and administrative expenses U.S. Cellular incurred to provide such services.

Sales and marketing cost per gross customer activation increased 11% to $425 in 2005 from $382 in 2004, primarily due to increased handset subsidies, sales employee-related expenses and advertising expenses; partially offset by a decrease in commissions and agent-related payments.  U.S. Cellular uses this measurement to assess both the cost of acquiring customers and the efficiency of its marketing efforts. Sales and marketing cost per gross customer activation is not calculable using financial information derived directly from the Consolidated Statements of Operations.  The definition of sales and marketing cost per gross customer activation that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similarly titled measures that are reported by other companies.

Below is a summary of sales and marketing cost per gross customer activation for each period:

	Six Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$244,661	$226,010
Cost of equipment sold to new customers (2)	183,959	162,326
Less equipment sales revenue from new customers (3)	(103,149)	(97,383)
Total costs	$325,471	$290,953
Gross customer activations (000s) (4)	766	762
Sales and marketing cost per gross customer activation	$425	$382

(1)   Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:

	Six Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$562,539	$516,416
Less expenses related to serving and retaining customers	(317,878)	(290,406)
Selling, general and administrative expenses related to the acquisition of new customers	$244,661	$226,010

(2)   Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Six Months Ended June 30,
	2005	2004(As Restated)
	(As Restated)	(As Restated)
	(Dollars in thousands)

Cost of equipment sold as reported	$244,059	$230,423
Less cost of equipment sold related to the retention of current customers	(60,100)	(68,097)
Cost of equipment sold to new customers	$183,959	$162,326

(3)   Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Six Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)

Equipment sales revenue as reported	$89,651	$88,032
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(12,103)	(12,927)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	25,601	22,278
Equipment sales revenues from new customers	$103,149	$97,383

(4)   Gross customer activations represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of current U.S. Cellular customers (“net customer retention costs”), decreased 5% to $12.78 in 2005 from $13.47 in 2004. U.S. Cellular uses this measurement to assess the cost of serving and retaining its customers on a per unit basis.

This measurement is reconciled to total selling, general and administrative expenses as follows:

	Six Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$562,539	$516,416
Less selling, general and administrative expenses related to the acquisition of new customers	(244,661)	(226,010)
Add cost of equipment sold related to the retention of current customers	60,100	68,097
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(12,103)	(12,927)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	25,601	22,278
Net cost of serving and retaining customers	$391,476	$367,854
Divided by average customers during period (000s) (2)	5,104	4,550
Divided by six months in each period	6	6
Average monthly general and administrative expenses per customer	$12.78	$13.47

(1) These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.

(2) Average customers for the six month periods were previously defined in footnote 6 to the table of summarized operating data.

Depreciation, amortization and accretion expense increased $18.1 million, or 8%, to $254.3 million in 2005 from $236.2 million in 2004. The majority of the increase reflects a $20.3 million, or 10%, increase in depreciation expense, primarily driven by rising average fixed asset balances, which increased 12% in 2005.  Increased fixed asset balances in 2005 resulted from the following factors:

•      the addition of 614 cell sites to U.S. Cellular’s network since June 30, 2004; new cell sites were built to improve coverage and capacity in U.S. Cellular’s markets, both in currently served areas as well as in areas where U.S. Cellular has launched or is preparing to launch commercial service; and

•      the addition of digital radio channels and switching capacity to U.S. Cellular’s network to accommodate increased usage.

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

In 2005, additional depreciation expense was recorded related to the following:

•      $6.3 million of write-offs of fixed assets related to the disposal of assets or trade-in of older assets for replacement assets; and

•      $3.6 million of write-offs of certain Time Division Multiple Access (“TDMA”) digital radio equipment related to its disposal or consignment for future sale.  This writedown was necessary to reduce the book value of the assets to be sold to their estimated proceeds from disposition.

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

Amortization expense decreased $2.7 million, or 12%, to $19.2 million in 2005 from $22.0 million in 2004, primarily representing a $2.4 million decrease in amortization related to the customer list intangible assets and other amortizable assets acquired in the Chicago market transaction during 2002.  Customer list intangible assets are amortized using the declining balance method, which results in declining amortization expense each year.

(Gain) loss on assets held for sale for the first six months of 2004 includes a gain of $725,000, which primarily represents a $582,000 reduction of loss on assets held for sale recorded originally in the fourth quarter of 2003 on the sale of wireless properties in southern Texas to AT&T Wireless which was completed in February 2004.

Operating Income

Operating income increased $15.0 million, or 16%, to $106.5 million in 2005 from $91.5 million in 2004. The operating income margins (as a percent of service revenues) were 7.8% in 2005 and 7.2% in 2004. The increase in operating income and operating income margin in 2005 reflects increased service revenues, primarily driven by growth in the number of customers served by U.S. Cellular’s systems, and lower system operations expenses as a percent of service revenues, partially offset by the following factors:

•      increased selling, general and administrative expense, primarily due to the increase in expenses related to acquiring, serving and retaining additional customers;

•      increased depreciation expense, primarily driven by an increase in average fixed assets related to ongoing improvements to U.S. Cellular’s wireless network;

•      increased equipment subsidies, primarily due to the increase in the per unit discount for handsets sold to new customers as well as to current customers for retention purposes; and

•      increased minutes of use and cell sites in service.

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

The following estimates of full-year 2005 service revenues; depreciation, amortization and accretion expenses; operating income; and net retail customer activations include the impact of commercially launching service in the St. Louis market during the third quarter of 2005. Except for disclosed changes, such estimates are based on U.S. Cellular’s currently owned markets because the effect of any possible future acquisition or disposition activity cannot be predicted with accuracy or certainty. The following estimates were updated by U.S. Cellular on July 27, 2005 and continued to represent U.S. Cellular’s views as of the date of filing the original Form 10-Q based on current facts and circumstances. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise.

	2005 Estimated Results	2004 Actual Results (As Restated)
Service revenues	$ +/-2.8 billion	$2.62 billion
Depreciation, amortization and accretion expenses	$530 million	$498.2 million
Operating income	$180-220 million	$183.3 million
Net retail customer activations	475,000 - 525,000	464,000

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

Investment and Other Income (Expense) totaled $(2.8) million in 2005 and $(10.0) million in 2004.

Investment income increased $2.2 million, or 7%, to $32.3 million in 2005 from $30.1 million in 2004. Investment income primarily represents U.S. Cellular’s share of net income from the markets managed by others that are accounted for by the equity method. Los Angeles SMSA Limited Partnership continues to contribute a significant portion of the total investment income in 2005.

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

Income Taxes

Income tax expense increased $8.0 million, or 24%, to $41.0 million in 2005 from $33.0 million in 2004 primarily due to higher pretax income. In 2004, $2.9 million of tax expenses were recorded upon the completion of the sale of assets to AT&T Wireless in February 2004. The effective tax rate was 39.5% in 2005 and 40.5% in 2004.  For further analysis and discussion of U.S. Cellular’s effective tax rates in 2005 and 2004, see “Application of Critical Accounting Policies and Estimates – Income Taxes” and Note 3 – Income Taxes.

TDS and U.S. Cellular are parties to a Tax Allocation Agreement, pursuant to which U.S. Cellular is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial reporting purposes, U.S. Cellular computes federal income taxes as if it was filing a separate return as its own affiliated group and was not included in the TDS group.

Net Income

Net income increased $13.8 million, or 32%, to $57.6 million in 2005 from $43.8 million in 2004.  Diluted earnings per share was $0.66 in 2005 and $0.51 in 2004.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Operating Revenues increased $36.4 million, or 5%, to $742.0 million during the second quarter of 2005 from $705.6 million in 2004.

	Three Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Retail service	$612,159	$569,187
Inbound roaming	35,313	44,723
Long-distance and other service revenues	44,274	41,872
Service Revenues	691,746	655,782
Equipment sales	50,219	49,808
	$741,965	$705,590

Retail service revenues increased $43.0 million, or 8%, to $612.2 million in 2005 from $569.2 million in 2004, primarily due to a 12% increase in U.S. Cellular’s customer base. The effect of a 16% increase in monthly retail minutes of use per customer, to 627 in 2005 from 542 in 2004, was more than offset by a decrease in average revenue per minute of use in 2005, resulting in a 4% decrease in average monthly retail service revenue per customer.

Inbound roaming revenue decreased $9.4 million, or 21%, to $35.3 million in 2005 from $44.7 million in 2004, for reasons generally the same as for the first six months of 2005, except that there was no impact on inbound roaming revenue in either period as a result of the sale of markets to AT&T Wireless in February 2004.

Long-distance and other service revenues increased $2.4 million, or 6%, to $44.3 million in 2005 from $41.9 million in 2004. The increase primarily reflected an increase in competitive eligible telecommunications carrier funds received for the states in which U.S. Cellular is eligible to receive such funds, partially offset by a one-time reduction in reimbursements which U.S. Cellular had previously received but related to a time period before it had become eligible to receive such reimbursements. In the second quarter of 2005, U.S. Cellular was eligible to receive such funds in five states compared to three states in the same period of 2004.

Equipment sales revenue increased $0.4 million, or 1%, to $50.2 million in 2005 from $49.8 million in 2004. The primary driver for the increase was an increase in handsets sold to current customers for retention purposes, while gross customer activations decreased 7% and overall revenue per handset decreased as well. The decrease in overall revenue per handset was primarily due to an increase in discounting of handsets for competitive reasons.

Operating Expenses increased $31.8 million, or 5%, to $675.0 million during the second quarter of 2005 from $643.2 million in 2004. The major components of operating expenses are shown in the table below.

	Three Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
System operations (exclusive of depreciation, amortization and accretion included below)	$147,238	$145,337
Cost of equipment sold	116,811	110,605
Selling, general and administrative	284,209	265,623
Depreciation, amortization and accretion	126,784	122,228
(Gain) on assets of operations held for sale	—	(582)
	$675,042	$643,211

System operations expenses (excluding depreciation, amortization and accretion) increased $1.9 million, or 1%, to $147.2 million in 2005 from $145.3 million in 2004.  The effects of several offsetting factors, which were generally the same factors that affected system operations expense in the first six months of 2005, resulted in a slight net increase in expense during the second quarter of 2005.

Cost of equipment sold increased $6.2 million, or 6%, to $116.8 million in 2005 from $110.6 million in 2004. The primary driver for the increase was an increase in handsets sold to current customers for retention purposes, while gross customer activations decreased 7% and overall cost per handset decreased slightly as well.  The decrease in overall cost per handset was due to the slight decrease in the cost of data enabled handsets since the second quarter of 2004.

Selling, general and administrative expenses increased $18.6 million, or 7%, to $284.2 million in 2005 from $265.6 million in 2004.  The increase was primarily attributable to the increase in employee-related expenses associated with acquiring, serving and retaining customers, primarily as a result of the increase in U.S. Cellular’s customer base. Selling, general and administrative expenses were also affected by the following factors:

•      a $5.1 million increase in expenses related to USF contributions, driven by increases in retail service revenues, upon which payments into the fund are based, and specified contribution rates.  Most of these payments are offset by increases in retail service revenues for amounts passed through to customers;

•      a $5.2 million increase in advertising expenses, primarily related to the marketing of the U.S. Cellular brand in the markets launched in 2004 and the St. Louis market, which was launched in the third quarter of 2005;

•      a $4.9 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects; and

•      a $4.8 million decrease in bad debt expense, primarily attributable to the improvement in U.S. Cellular’s collections of outstanding accounts receivable in 2005.

Sales and marketing cost per gross customer addition increased to $461 in the second quarter of 2005 from $394 in 2004, primarily due to increased handset subsidies and advertising expenses.  Below is a summary of sales and marketing cost per gross customer activation for each period.

	Three Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$124,109	$115,842
Cost of equipment sold to new customers (2)	88,362	78,938
Less equipment sales revenue from new customers (3)	(55,567)	(50,964)
Total costs	$156,904	$143,816
Gross customer activations (000s) (4)	340	365
Sales and marketing cost per gross customer activation	$461	$394

(1)   Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$284,209	$265,623
Less expenses related to serving and retaining customers	(160,100)	(149,781)
Selling, general and administrative expenses related to the acquisition of new customers	$124,109	$115,842

(2)   Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Three Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)

Cost of equipment sold as reported	$116,811	$110,605
Less cost of equipment sold related to the retention of current customers	(28,449)	(31,667)
Cost of equipment sold to new customers	$88,362	$78,938

(3)   Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Three Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)

Equipment sales revenue as reported	$50,219	$49,808
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(6,666)	(6,879)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	12,014	8,035
Equipment sales revenues from new customers	$55,567	$50,964

(4)   Gross customer activations represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of current U.S. Cellular customers (“net customer retention costs”), decreased 5% to $12.48 in 2005 from $13.17 in 2004.  This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$284,209	$265,623
Less selling, general and administrative expenses related to the acquisition of new customers	(124,109)	(115,842)
Add cost of equipment sold related to the retention of current customers	28,449	31,667
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(6,666)	(6,879)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	12,014	8,035

Net cost of serving and retaining customers	$193,897	$182,604
Divided by average customers during period (000s) (2)	5,179	4,622
Divided by three months in each period	3	3

Average monthly general and administrative expenses per customer	$12.48	$13.17

(1)   These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.

(2)   Average customers for the three month periods were derived in a manner similar to the average customers definition used in the discussion of operating revenues.

Depreciation, amortization and accretion expense increased $4.6 million, or 4%, to $126.8 million in 2005 from $122.2 million in 2004.  The majority of the increase reflects rising average fixed asset balances, which increased 12% in the second quarter of 2005.  Such increased fixed asset balances resulted from the following factors:

•      the addition of 614 cell sites to U.S. Cellular’s network since June 30, 2004; new cell sites were built to improve coverage and capacity in U.S. Cellular’s markets, both in currently served areas as well as in areas where U.S. Cellular has launched or is preparing to launch commercial service; and

•      the addition of digital radio channels and switching capacity to U.S. Cellular’s network to accommodate increased usage.

In the second quarter of 2005, additional depreciation expense was recorded related to the following:

•      $2.0 million of writeoffs of fixed assets related to the disposal of assets or trade-in of older assets for replacement assets; and

•      $1.3 million of writeoffs of certain TDMA digital radio equipment related to its disposal or consignment for future sale.

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

Operating Income increased $4.5 million, or 7%, to $66.9 million in 2005 from $62.4 million in 2004; operating income margins (as a percent of service revenues) totaled 9.7% in 2005 and 9.5% in 2004.

Investment and other income (expense) totaled income of $0.7 million in 2005 and expense of $(4.1) million in 2004. Investment income increased $1.5 million, or 9%, to $17.8 million in 2005 from $16.3 million in 2004.  In 2005, the dividend from U.S. Cellular’s investment in Vodafone shares increased $2.0 million.

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

Income tax expense increased $5.6 million to $27.0 million in 2005 from $21.4 million in 2004 primarily due to higher pretax income.  For an analysis and discussion of U.S. Cellular’s effective tax rates in 2005 and 2004, see “Application of Critical Accounting Policies and Estimates – Income Taxes” and Note 3 – Income Taxes.

Net income increased to $38.1 million in 2005 from $34.4 million in 2004.  Diluted earnings per share totaled $0.44 in 2005 and $0.40 in 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

Share-Based Payment

Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” was issued in December 2004.  In April 2005, the SEC postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005.  As a result, U.S. Cellular will be required to adopt SFAS 123R in the first quarter of 2006.  The statement requires that compensation cost resulting from all share-based payment transactions be recognized in the financial statements.  SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. This requirement may reduce net cash flows from operating activities and increase net cash flows from financing activities in periods after adoption.  In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies.  U.S. Cellular has reviewed the provisions of these statements and expects to record additional compensation expense for certain share-based payment transactions, primarily related to stock options, in the Consolidated Statements of Operations upon adoption of SFAS 123R.  See the “Stock-Based Compensation” disclosure above for a discussion of the pro forma impact on net income and earnings per share under current accounting requirements.

Accounting Changes and Error Corrections

SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28” was issued in May 2005.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  Specifically, this statement requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements.  SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  U.S. Cellular does not expect the adoption of SFAS 154 to have a material impact on its financial position or results of operations except to the extent that the statement requires retrospective application in circumstances that would previously have been effected in the period of the change under APB No. 20.

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

	Six Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$327,224	$236,734
Investing activities	(383,397)	(208,180)
Financing activities	32,756	308,217
Net increase (decrease) in cash and cash equivalents	$(23,417)	$336,771

Cash Flows from Operating Activities

U.S. Cellular generates substantial internal funds from operations. Cash flows from operating activities provided $327.2 million in the six months ended June 30, 2005 compared to $236.7 million in the same period of 2004. Income including adjustments to reconcile net income to net cash provided by operating activities (“noncash” items), excluding changes in assets and liabilities from operations totaled $365.6 million in 2005 and $325.5 million in 2004. Changes in assets and liabilities from operations required $38.4 million in 2005 and $88.8 million in 2004, primarily reflecting timing differences in the payment of accounts payable, payment of accrued taxes, receipt of accounts receivable and changes in inventory.

The following table is a summary of the components of cash flows from operating activities:

	Six Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Net income	$57,642	$43,834
Adjustments to reconcile net income to net cash provided by operating activities	307,952	281,653
	365,594	325,487
Changes in assets and liabilities	(38,370)	(88,753)
	$327,224	$236,734

Cash distributions from wireless entities in which U.S. Cellular has an interest provided $28.0 million in 2005 and $7.2 million in 2004, as distributions from certain entities were received in the first half of 2005 whereas similar distributions from the same entities were not received until the second half of the year in 2004.

Cash Flows from Investing Activities

U.S. Cellular makes substantial investments each year to acquire, construct, operate and upgrade modern high-quality wireless networks and facilities as a basis for creating long-term value for shareowners.  In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing upgrades to U.S. Cellular’s networks. Cash flows used for investing activities required $383.4 million in the six months ended June 30, 2005 compared to $208.2 million in the same period of 2004.

Cash required for property, plant and equipment expenditures totaled $256.6 million in 2005 and $263.9 million in 2004. In both periods, these expenditures were financed primarily with internally generated cash and borrowings from U.S. Cellular’s revolving credit facilities. These expenditures primarily represent the construction of 168 and 369 cell sites in 2005 and 2004, respectively, as well as other plant additions and costs related to the development of U.S. Cellular’s office systems. In 2004, these plant additions included approximately $10 million for the migration to a single digital equipment platform, which was completed in 2004. In both periods, other plant additions included significant amounts related to the replacement of retired assets.

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

Cash Flows from Financing Activities

Cash flows from financing activities provided $32.8 million in the six months ended June 30, 2005 and $308.2 million in the same period of 2004. Issuances of $330 million of 7.5% senior notes and $100 million of 6.7% senior notes provided $412.5 million in 2004. Cash received from the long-term debt issuances was temporarily used to reduce short-term debt prior to the redemption of long-term debt in the third quarter of 2004. In 2004, U.S. Cellular repaid the $105.0 million Intercompany Note to TDS using borrowings from its revolving credit facility. Cash received from short-term borrowings under U.S. Cellular’s revolving line of credit provided $310.0 million in 2005 and $270.0 million in 2004, while repayments required $290.0 million in 2005 and $270.0 million in 2004. Issuances of treasury shares under employee benefits plans provided $14.0 million in 2005 and $1.7 million in 2004.

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

However, the availability of capital resources is dependent on economic events, business developments, technological changes, financial conditions and other factors, many of which are not in U.S. Cellular’s control. If at any time financing is not available on acceptable terms, U.S. Cellular might be required to reduce its business development and capital expenditure plans, which could have a materially adverse effect on its business and financial condition.  U.S. Cellular cannot provide assurances that circumstances that could materially adversely affect U.S. Cellular’s liquidity or capital resources will not occur.  Economic downturns, changes in financial markets or other factors could change the availability of U.S. Cellular’s liquidity and capital resources.  Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development and acquisition programs.

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

As disclosed in Note 1 to Consolidated Financial Statements, U.S. Cellular and its audit committee concluded on November 9, 2005 to restate the Consolidated Financial Statements for each of the three years ended December 31, 2004 and for the first and second quarters of 2005. The restatement resulted in defaults under the revolving credit agreement.  U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios.  U.S. Cellular did not fail to make any scheduled payments under such credit agreement.  U.S. Cellular received waivers from the lenders associated with the credit agreement, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatement.

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

A subsidiary of U.S. Cellular has entered into a number of variable prepaid forward contracts (“forward contracts”) with counterparties related to the marketable equity securities that it holds.  The forward contracts mature in May 2007 and, at U.S. Cellular’s option, may be settled in shares of the respective security or cash.  U.S. Cellular has provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid upon settlement of the contracts by its subsidiary. If shares are delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized on the forward contract through maturity.  Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the Consolidated Balance Sheets. As of June 30, 2005, such deferred tax liabilities totaled $73.0 million.

U.S. Cellular is required to comply with certain covenants under the forward contracts. As of the date of filing of this Form 10-Q/A, U.S. Cellular believes that it is in compliance with all material covenants and other requirements set forth in the forward contracts.

As disclosed in Note 1 to Consolidated Financial Statements, U.S. Cellular and its audit committee concluded on November 9, 2005 to restate the Consolidated Financial Statements for each of the three years ended December 31, 2004 and for the first and second quarters of 2005.  The restatement resulted in defaults under certain of the forward contracts.  U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios.  U.S. Cellular did not fail to make any scheduled payments under such forward contracts.  U.S. Cellular received waivers from the counterparty to such forward contracts, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatement.

Capital Expenditures

U.S. Cellular’s anticipated capital expenditures for 2005 primarily reflect U.S. Cellular’s plans for construction, system and capacity expansion, the buildout of certain of its licensed areas and additional expenditures related to its plans to migrate to a single digital equipment platform. U.S. Cellular plans to finance its construction program using internally generated cash and short-term and long-term financing. U.S. Cellular’s estimated capital spending for 2005 is currently expected to range from $575 million to $595 million, including any additional capital spending required to facilitate the commercial launch of its services in the St. Louis area. Significant capital expenditures were made prior to 2005 in the St. Louis area to facilitate the provision of service to roaming customers in that market.  U.S. Cellular’s capital expenditures for the six months ended June 30, 2005 totaled $256.6 million.

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

U.S. Cellular has certain variable interests in investments in unconsolidated entities where U.S. Cellular holds a minority interest.  The investments in unconsolidated entities totaled $161.2 million as of June 30, 2005 and are accounted for using either the equity or cost method.  U.S. Cellular’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

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

Licenses and Goodwill

At June 30, 2005, U.S. Cellular reported $1,362.4 million of licenses and $445.4 million of goodwill as a result of the acquisitions of wireless licenses and markets. Licenses include those expected to be received from the FCC in the third quarter of 2005 that were won by Carroll Wireless in the FCC wireless license auction completed in February 2005 and license rights related to licenses that will be received when the 2003 AT&T Wireless exchange transaction is fully completed.  See footnote 2 of “Summary of Holdings” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The changes in the carrying amounts of licenses and goodwill for the six months ended June 30, 2005 were as follows:

	Licenses and License Rights	Goodwill
		(As Restated)
	(Dollars in thousands)
Beginning Balance – December 31, 2004	$1,228,801	$445,212
Acquisitions and divestitures (1)	133,633	150
Other adjustments	—	(10)
Ending Balance – June 30, 2005	$1,362,434	$445,352

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

The table below summarizes the change in asset retirement obligation during the six months ended June 30, 2005 and 2004.

	June 30, 2005	June 30, 2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Balance, beginning of period	$72,575	$64,540
Additional liabilities accrued	3,223	1,013
Accretion expense	2,282	2,438
Disposition of assets (1)	—	(1,635)
Balance, end of period	$78,080	$66,356

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

The preparation of the consolidated financial statements requires U.S. Cellular to calculate its provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items, such as depreciation expense, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in U.S. Cellular’s Consolidated Balance Sheets. U.S. Cellular must then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent U.S. Cellular believes that recovery is not likely, establish a valuation allowance. Judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. U.S. Cellular’s current net deferred tax asset totaled $35.9 million, and $73.2 million, as of June 30, 2005 and December 31, 2004, respectively. The net current deferred tax asset primarily represents the deferred tax effects of federal net operating loss carryforwards expected to be utilized within twelve months and the allowance for doubtful accounts on accounts receivable.

The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Deferred Tax Asset - noncurrent
Net operating loss carryforward	$19,383	$23,896
Derivative instruments	17,137	26,026
Other	—	382
	36,520	50,304
Less valuation allowance	(8,166)	(12,347)
Total Deferred Tax Asset	28,948	37,957

Deferred Tax Liability - noncurrent
Property, plant and equipment	286,052	322,799
Licenses	256,176	240,401
Marketable equity securities	72,962	85,592
Partnership investments	74,893	59,415
Other	1,886	—
Total Deferred Tax Liability	691,969	708,207
Net Deferred Income Tax Liability	$663,615	$670,250

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

The deferred income tax liability relating to marketable equity securities totaled $73.0 million and $85.6 million, as of June 30, 2005 and December 31, 2004, respectively.  These amounts represent deferred income taxes calculated on the difference between the book basis and the tax basis of the marketable equity securities.  Income taxes will be payable when U.S. Cellular disposes of the marketable equity securities.

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

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain statements that are not based on historical fact, including the words “believes,” “anticipates,” “intends,” “expects,” and similar words. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following risks:

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

•    Changes in the telecommunications regulatory environment, including the effects of potential changes in the rules governing universal service and eligible telecommunications carrier funding and potential changes in the amounts or methods of intercarrier compensation, could have an adverse effect on U.S. Cellular’s financial condition, results of operations or cash flows.

•    Changes in U.S. Cellular’s enterprise value, changes in the supply or demand of the market for wireless licenses, adverse developments in U.S. Cellular’s business or the wireless industry and/or other factors could require U.S. Cellular to recognize impairments in the carrying value of U.S. Cellular’s licenses, goodwill and/or physical assets.

•    Early redemptions of debt or repurchases of debt, issuance of debt, changes in forward contracts, changes in operating leases, changes in purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations in U.S. Cellular’s Annual Report on Form 10-K/A for the year ended December 31, 2004, or this Quarterly Report on Form 10-Q/A to be different from the amounts presented.

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

•    Changes in prices, the number of wireless customers, average revenue per unit, penetration rates, churn rates, selling expenses and net customer retention costs associated with wireless number portability, roaming rates and the mix of products and services offered in wireless markets could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

•    Changes in roaming partners’ rates for voice services and the lack of standards and roaming agreements for wireless data products could place U.S. Cellular’s service offerings at a disadvantage to those offered by other wireless carriers with more nationwide service territories, and could have an adverse effect on U.S. Cellular’s operations.

•    Changes in competitive factors with national and global wireless carriers could result in product and cost disadvantages and could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

•    A material weakness in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or permit fraud, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations. Assurances cannot be provided as to when such material weaknesses disclosed herein will be remediated.

•    The possible development of adverse precedent in litigation or conclusions in professional studies to the effect that radio frequency emissions from handsets, wireless data devices and/or cell sites cause harmful health consequences, including cancer or tumors, or may interfere with various electronic medical devices such as pacemakers, could have a material adverse effect on U.S. Cellular’s business operations, financial condition or results of operations.

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

Marketable Equity Securities and Derivatives

U.S. Cellular maintains a portfolio of available-for-sale marketable equity securities, the majority of which are the result of sales or trades of non-strategic assets.  The market value of these investments aggregated $251.1 million at June 30, 2005.  As of June 30, 2005, the net unrealized holding gain, net of tax included in accumulated other comprehensive income in the Consolidated Balance Sheet totaled $57.5 million.

A subsidiary of U.S. Cellular has entered into forward contracts related to the marketable equity securities that they hold.  U.S. Cellular has provided guarantees to the counterparties which provide assurance to the counterparties that all principal and interest amounts are paid upon settlement of the contracts by such subsidiary.  The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”).  The downside limit is hedged at or above the cost basis thereby eliminating the risk of an other than temporary loss being recorded on these contracted securities.

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

Deferred taxes have been provided for the difference between the carrying value and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the Consolidated Balance Sheets.  Such deferred tax liabilities totaled $73.0 million at June 30, 2005.

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, management concluded that U.S. Cellular’s disclosure controls and procedures were not effective as of June 30, 2005, at the reasonable assurance level, because of the material weaknesses described below.  Notwithstanding the material weaknesses that existed as of June 30, 2005, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, the financial position, results of operation and cash flows of U.S. Cellular and its subsidiaries in conformity with accounting principles generally accepted in the United States of America.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  In connection with the restatement as discussed in Note 1 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q/A, the following material weaknesses were identified in U.S. Cellular’s internal control over financial reporting as of December 31, 2004 which continued to exist at June 30, 2005:

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

2.     U.S. Cellular did not maintain effective controls over the completeness, accuracy, presentation and disclosure of its accounting for income taxes, including the determination of income tax expense, income taxes payable, liabilities accrued for tax contingencies and deferred income tax assets and liabilities. Specifically, U.S. Cellular did not have effective controls designed and in place to accurately calculate the income tax expense and income tax payable, monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the resulting basis difference to its deferred income tax asset and liability balances. This control deficiency resulted in the restatement of U.S. Cellular’s annual consolidated financial statements for 2004 and 2003, the interim financial statements for all quarters in 2004 and 2003, the first and second quarter financial statements for 2005, as well as adjustments, including audit adjustments, to the third quarter of 2005 and the 2005 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to U.S. Cellular’s interim or annual consolidated financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

Except for the addition of technical accounting personnel as discussed above, there were no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect U.S. Cellular’s internal control over financial reporting. Also, as discussed herein, U.S. Cellular has made or intends to make material changes to internal control over financial reporting in order to remediate the material weaknesses discussed above.

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

U.S. CELLULAR PURCHASES OF COMMON SHARES

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – 30, 2005	—	$—	—	159,142
May 1 – 31, 2005	—	—	—	159,572
June 1 – 30, 2005	—	—	—	160,471
Total for or as of end of the quarter ended 6/30/05	—	$—	—	160,471

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

i.      The date the program was announced was May 15, 2000 by Form 10-Q/A.

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

iv.    No Common Share repurchase program has expired during the quarter covered by this Form 10-Q/A.

v.     U.S. Cellular has not determined to terminate the foregoing Common Share repurchase program prior to expiration, or to cease making further purchases thereunder, during the quarter covered by this Form 10-Q/A.

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

2.     Proposal to Approve the Company’s 2005 Long-Term Incentive Plan:

For	Against	Abstain	Broker Non-vote
378,256,699	2,337,262	41,992	1,878,352

3.     Proposal to Ratify the Selection of PricewaterhouseCoopers LLP as Independent Public Accountants for 2005:

For	Against	Abstain	Broker Non-vote
382,435,207	28,185	50,913	0

Item 5.  Other Information.

a)     In lieu of filing a Form 8-K, under Item 2.03 Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant, U.S. Cellular is providing the following disclosure.

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

b)    Pursuant to SEC requirements, the following information is being provided under Item 5 of this Form 10-Q/A because it was not previously disclosed as required on a Form 8-K under Item 1.01 - Entry into a Material Definitive Agreement during the quarter covered by this Form 10-Q/A.

On June 16, 2005, the United States Cellular Corporation 2005 Executive Officer Annual Incentive Plan Effective January 1, 2005 (“Executive Incentive Plan”) was approved by U.S. Cellular’s Chairman, who does not participate in such incentive plan.

The purposes of the Executive Incentive Plan are: to provide incentive for the officers of U.S. Cellular to extend their best efforts toward achieving superior results in relation to key business measures; to reward U.S. Cellular’s executive officers in relation to their success in meeting and exceeding the performance targets; and to help U.S. Cellular attract and retain talented leaders in positions of critical importance to the success of U.S. Cellular.  Eligible participants in the Executive Incentive Plan are executive vice presidents and senior vice presidents of U.S. Cellular.  Each participant’s target incentive is expressed as a percentage of base salary.

The officer bonus plans of U.S. Cellular are discretionary in nature and are based, in part, on U.S. Cellular’s performance, individual performance and individual bonus targets, which contribute to the formation and size of a bonus pool.  The President and CEO may allocate this bonus pool to the participants as he deems appropriate, provided however, the sum of all participants’ actual awards cannot deviate from the total officer pool +18% for 2005.

The President and CEO will consider the performance factors with their assigned weights as described below and any other information he deems relevant in evaluating the achievements of the eligible officer group for purposes of the Executive Incentive Plan:

Customer Addition Equivalents	20%
Consolidated Cash Flow	20%
Consolidated Revenue	20%
Return on Capital	20%
Customer Defections	20%

The President and CEO will determine the actual payout that each officer will receive. The individual performance multiplier will generally range from 50%-150% for each officer. The Chairman of the Board must approve all officer bonuses prior to payout.

The foregoing description of the Executive Incentive Plan is not purported to be complete with respect to the material terms of such plan and is qualified by reference to the complete Executive Incentive Plan for the material terms of such plan, which is filed herewith as Exhibit 10.6 and incorporated by reference herein.

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

Exhibit 10.4 – Compensation Plan for Non-Employee Directors, as amended as of May 3, 2005, is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Form 10-Q for the quarter ended March 31, 2005, as originally filed on May 4, 2005.

Exhibit 10.5 – Letter agreement between United States Cellular Corporation and Steven T. Campbell dated June 1, 2005 is hereby incorporated by reference to Exhibit 99.2 to U.S. Cellular’s Form 8-K dated June 1, 2005.

Exhibit 10.6 – United States Cellular Corporation 2005 Executive Officer Annual Incentive Plan.

Exhibit 11 - Statement regarding computation of per share earnings is included herein as Note 5 to the consolidated financial statements.

Exhibit 12 - Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 31.1 - Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 99.1 – Consolidated Statement of Operations for the twelve months ended June 30, 2005 (As restated).

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q/A or that supplement the exhibits identified in the Company’s Form 10-K/A for the year ended December 31, 2004.  Reference is made to the Company’s Form 10-K/A for the year ended December 31, 2004 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

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
Steven T. Campbell
Vice President and Controller
(Principal Accounting Officer)

Signature page for the U.S. Cellular 2005 Second Quarter Form 10-Q/A