Form 10-Q
period 2005-09-30
UNITED STATES CELLULAR CORP
filed 2006-04-26
CIK 821130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2005
Common Shares, $1 par value	54,048,812 Shares
Series A Common Shares, $1 par value	33,005,877 Shares

UNITED STATES CELLULAR CORPORATION

THIRD QUARTER REPORT ON FORM 10-Q

INDEX

Page No.

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Operations	3
Three and Nine Months Ended September 30, 2005 and
Three and Nine Months Ended September 30, 2004 – As Restated

Consolidated Statements of Cash Flows	4
Nine Months Ended September 30, 2005 and
Nine Months Ended September 30, 2004 – As Restated

Consolidated Balance Sheets	5-6
September 30, 2005 and December 31, 2004 – As Restated

Notes to Consolidated Financial Statements	7-26

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	27-32
Nine Months Ended September 30, 2005 and 2004	32-42
Three Months Ended September 30, 2005 and 2004	42-46
Recent Accounting Pronouncements	47
Financial Resources	48-49
Liquidity and Capital Resources	49-55
Application of Critical Accounting Policies and Estimates	56-60
Certain Relationships and Related Transactions	60-61
Safe Harbor Cautionary Statement	62-63

Item 3. Quantitative and Qualitative Disclosures About Market Risk	64-65

Item 4. Controls and Procedures	66-68

Part II. Other Information

Item 1. Legal Proceedings	69

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 5. Other Information	70

Item 6. Exhibits	71

Signatures

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$729,504	$683,258	$2,092,889	$1,953,991
Equipment sales	66,002	57,035	155,653	145,067
Total Operating Revenues	795,506	740,293	2,248,542	2,099,058
OPERATING EXPENSES
System operations (excluding depreciation, amortization and accretion shown separately below)	159,102	151,102	444,811	436,047
Cost of equipment sold	130,823	126,731	374,882	357,154
Selling, general and administrative	312,777	281,522	875,316	797,938
Depreciation, amortization and accretion	126,583	127,503	380,860	363,749
(Gain) on assets held for sale	—	—	—	(725)
Total Operating Expenses	729,285	686,858	2,075,869	1,954,163

OPERATING INCOME	66,221	53,435	172,673	144,895

INVESTMENT AND OTHER INCOME (EXPENSE)
Investment income	17,744	18,002	50,009	48,083
Interest and dividend income	384	678	6,756	3,156
Interest (expense)	(21,122)	(23,671)	(63,304)	(64,937)
Gain (loss) on investments	—	—	551	(1,830)
Other (expense), net	(691)	(3,330)	(536)	(2,779)
Total Investment and Other Income (Expense)	(3,685)	(8,321)	(6,524)	(18,307)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	62,536	45,114	166,149	126,588
Income tax expense	24,471	14,319	65,445	47,337

INCOME BEFORE MINORITY INTEREST	38,065	30,795	100,704	79,251
Minority share of income	(3,445)	(3,202)	(8,442)	(7,824)

NET INCOME	$34,620	$27,593	$92,262	$71,427

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	86,904	86,278	86,674	86,211
BASIC EARNINGS PER SHARE (Note 5)	$0.40	$0.32	$1.06	$0.83

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	87,661	86,797	87,390	86,714
DILUTED EARNINGS PER SHARE (Note 5)	$0.39	$0.32	$1.06	$0.82

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$92,262	$71,427
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	380,860	363,749
Bad debts expense	25,417	32,567
Deferred income taxes	47,475	47,482
Investment income	(50,009)	(48,083)
Distributions from unconsolidated entities	31,104	23,330
Minority share of income	8,442	7,824
(Gain) on assets held for sale	—	(725)
(Gain) Loss on investments	(551)	1,830
Other noncash expense	7,099	15,316
Accreted interest on repayment of long-term debt	—	(68,056)
Changes in assets and liabilities
Change in accounts receivable	(34,676)	(67,806)
Change in inventory	21,694	9,194
Change in accounts payable	(43,787)	(69,982)
Change in accrued interest	8,383	3,992
Change in accrued taxes	18,739	(1,610)
Change in customer deposits and deferred revenues	360	10,464
Change in other assets and liabilities	2,440	8,312
	515,252	339,225

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(384,844)	(394,739)
Cash received from sale of assets	—	96,932
Acquisitions, excluding cash acquired	(125,609)	(40,367)
Other investing activities	(4,994)	(491)
	(515,447)	(338,665)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	350,000	355,000
Issuance of long-term debt	—	412,484
Repayment of notes payable	(380,000)	(300,000)
Repayment of long-term debt – affiliated	—	(105,000)
Repayment of long-term debt	—	(345,232)
Common shares issued for benefit plans	22,228	4,919
Other financing activities	(2,026)	(1,750)
	(9,798)	20,421

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,993)	20,981

CASH AND CASH EQUIVALENTS-
Beginning of period	41,062	10,029
End of period	$31,069	$31,010

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

Unaudited

	September 30, 2005	December 31, 2004
		(As Restated)
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$31,069	$41,062
Accounts Receivable
Customers, less allowance of $10,423 and $10,820, respectively	256,496	248,383
Roaming	31,213	26,421
Other	37,842	41,632
Inventory	54,899	76,918
Prepaid expenses	31,360	31,764
Deferred tax asset	15,337	73,216
Other current assets	12,854	24,951
	471,070	564,347
INVESTMENTS
Licenses	1,340,489	1,228,801
Goodwill	442,698	445,212
Customer lists, net of accumulated amortization of $41,289 and $34,630, respectively	18,876	24,915
Marketable equity securities	270,582	282,829
Investments in unconsolidated entities	178,874	155,519
Notes and interest receivable – long-term	4,727	4,885
	2,256,246	2,142,161
PROPERTY, PLANT AND EQUIPMENT
In service and under construction	4,397,253	4,133,471
Less accumulated depreciation	1,975,846	1,692,751
	2,421,407	2,440,720

OTHER DEFERRED CHARGES	28,260	32,807

ASSETS OF OPERATIONS HELD FOR SALE	66,644	—

TOTAL ASSETS	$5,243,627	$5,180,035

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unaudited

	September 30, 2005	December 31, 2004
		(As Restated)
	(Dollars in thousands)
CURRENT LIABILITIES
Notes payable	$—	$30,000
Accounts payable
Affiliated	6,453	5,314
Trade	212,432	259,167
Customer deposits and deferred revenues	103,146	104,394
Accrued taxes	95,997	80,512
Accrued compensation	33,063	49,116
Other current liabilities	38,116	20,829
	489,207	549,332
DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	657,452	670,250
Derivative liability	60,857	70,796
Other deferred liabilities and credits	114,601	99,222
	832,910	840,268

LONG-TERM DEBT	1,161,127	1,160,786

LIABILITIES OF OPERATIONS HELD FOR SALE	5,585	—

MINORITY INTEREST IN SUBSIDIARIES	46,407	40,052

COMMON SHAREHOLDERS’ EQUITY
Common Shares, par value $1 per share; authorized 140,000,000 shares; issued 55,045,684 shares	55,046	55,046
Series A Common Shares, par value $1 per share; authorized 50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006
Additional paid-in capital	1,283,614	1,305,249
Treasury Shares, at cost, 996,872 and 1,716,658 Common Shares, respectively	(50,000)	(99,627)
Accumulated other comprehensive income	31,343	32,803
Retained earnings	1,355,382	1,263,120
	2,708,391	2,589,597
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,243,627	$5,180,035

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The accounting policies of United States Cellular Corporation (“U.S. Cellular”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of U.S. Cellular, its majority-owned subsidiaries since acquisition, general partnerships in which U.S. Cellular has a majority partnership interest and any entity in which U.S. Cellular has a variable interest that requires U.S. Cellular to absorb a majority of the entity’s expected gains or losses. All material intercompany accounts and transactions have been eliminated.

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly U.S. Cellular’s financial position as of September 30, 2005, its results of operations for the three and nine months ended September 30, 2005 and 2004, and its cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the three and nine months ended September 30, 2005 and the cash flows for the nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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

•      Income taxes – U.S. Cellular is included in a consolidated federal income tax return with other members of the TDS consolidated group. In the restatement, U.S. Cellular corrected its income tax expense, federal and state taxes payable, liabilities accrued for tax contingencies, deferred income tax assets and liabilities and related disclosures for the first and second quarters of 2005, and the years ended December 31, 2004, 2003 and 2002 for items identified based on a reconciliation of income tax accounts. The reconciliation compared amounts used for financial reporting purposes to the amounts used in the preparation of the income tax returns, and took into consideration the results of federal and state income tax audits and the resulting book/tax basis differences which generate deferred tax assets and liabilities. In addition, a review of the state deferred income tax rates used to establish deferred income tax assets and liabilities identified errors in the state income tax rate used which resulted in adjustments to correct the amount of deferred income tax assets and liabilities recorded for temporary differences between the timing of when certain transactions are recognized for financial and income tax reporting.

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

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(Increase (decrease) dollars in thousands)
Income Before Income Taxes and Minority Interest, as previously reported	$34,906	$121,771
Federal universal service fund contributions	5,132	5,019
Customer contract termination fees	(379)	(614)
Leases and contracts	3,198	1,884
Promotion rebates	719	719
Operations of consolidated partnerships managed by a third party	2,655	1,861
Investment income from entities accounted for by the equity method	(1,262)	(3,830)
Other items	145	(222)
Total adjustment	10,208	4,817
Income Before Income Taxes and Minority Interest, as restated	$45,114	$126,588

The table below summarizes the net income and earnings per share impacts from the restatement.

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	Net Income (loss)	Diluted Earnings Per Share	Net Income (loss)	Diluted Earnings Per Share
	(Increase (decrease) dollars in thousands, except per share amounts)
As previously reported	$21,309	$0.25	$68,525	$0.79
Federal universal service fund contributions	2,875	0.04	2,809	0.03
Customer contract termination fees	(216)	—	(347)	—
Leases and contracts	1,801	0.02	1,031	0.01
Promotion rebates	407	—	407	—
Operations of consolidated partnerships managed by a third party	1,177	0.01	823	0.01
Investment income from entities accounted for by the equity method	(764)	(0.01)	(2,318)	(0.03)
Income taxes	921	0.01	625	0.01
Other items	83	—	(128)	—
Total adjustment	6,284	0.07	2,902	0.03
As restated	$27,593	$0.32	$71,427	$0.82

The effect of the restatement on the previously reported Consolidated Statements of Operations is as follows:

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$691,964	$683,258	$1,974,004	$1,953,991
Equipment sales	56,249	57,035	144,084	145,067
Total Operating Revenues	748,213	740,293	2,118,088	2,099,058
OPERATING EXPENSES
System operations (excluding depreciation, amortization and accretion shown separately below)	154,126	151,102	436,536	436,047
Cost of equipment sold	126,659	126,731	356,729	357,154
Selling, general and administrative	298,011	281,522	825,836	797,938
Depreciation, amortization and accretion	127,408	127,503	363,551	363,749
Gain on assets of operations held for sale	—	—	(725)	(725)
Total Operating Expenses	706,204	686,858	1,981,927	1,954,163

OPERATING INCOME	42,009	53,435	136,161	144,895

INVESTMENT AND OTHER INCOME (EXPENSE)
Investment income	19,265	18,002	51,913	48,083
Interest and dividend income	687	678	3,183	3,156
Interest expense	(23,671)	(23,671)	(64,937)	(64,937)
Loss on investments	—	—	(1,830)	(1,830)
Other expense, net	(3,384)	(3,330)	(2,719)	(2,779)
Total Investment and Other Income (Expense)	(7,103)	(8,321)	(14,390)	(18,307)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	34,906	45,114	121,771	126,588
Income tax expense	11,646	14,319	46,401	47,337

INCOME BEFORE MINORITY INTEREST	23,260	30,795	75,370	79,251
Minority share of income	(1,951)	(3,202)	(6,845)	(7,824)

NET INCOME	$21,309	$27,593	$68,525	$71,427

Basic Earnings per Share
Net Income (Loss)	$0.25	$0.32	$0.79	$0.83

Diluted Earnings per Share:
Net Income (Loss)	$0.25	$0.32	$0.79	$0.82

The effect of the restatement on the previously reported Consolidated Statements of Cash Flows is as follows:

	Nine Months Ended September 30,
	2004	2004
	As Previously Reported	As Restated
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$68,525	$71,427
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	363,551	363,749
Bad debts expense	—	32,567
Deferred income taxes	46,546	47,482
Investment income	(51,913)	(48,083)
Distributions from unconsolidated entities	—	23,330
Minority share of income	6,845	7,824
(Gain) on assets held for sale	(725)	(725)
Loss on investments	1,830	1,830
Other noncash expense	15,099	15,316
Accreted interest on repayment of long-term debt	(68,056)	(68,056)
Changes in assets and liabilities
Change in accounts receivable	(34,961)	(67,806)
Change in inventory	9,194	9,194
Change in accounts payable	(68,438)	(69,982)
Change in accrued interest	3,992	3,992
Change in accrued taxes	(1,610)	(1,610)
Change in customer deposits and deferred revenues	10,625	10,464
Change in other assets and liabilities	15,254	8,312
	315,758	339,225

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(394,762)	(394,739)
Cash received from sale of assets	96,932	96,932
Acquisitions, excluding cash acquired	(40,367)	(40,367)
Distributions from unconsolidated entities	23,330	—
Other investing activities	(661)	(491)
	(315,528)	(338,665)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	355,000	355,000
Issuance of long-term debt	412,484	412,484
Repayment of notes payable	(300,000)	(300,000)
Repayment of long-term debt – affiliated	(105,000)	(105,000)
Repayment of long-term debt	(345,232)	(345,232)
Common shares reissued	5,137	4,919
Other financing activities	(1,750)	(1,750)
	20,639	20,421

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,869	20,981

CASH AND CASH EQUIVALENTS-
Beginning of period	9,848	10,029
End of period	$30,717	$31,010

The effect of the restatement on the previously reported Consolidated Balance Sheets is as follows:

	December 31,
	2004	2004
	As Previously Reported	As Restated
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$40,922	$41,062
Accounts receivable
Customers,	251,943	248,383
Roaming	26,421	26,421
Other	39,285	41,632
Inventory	76,918	76,918
Prepaid expenses	31,507	31,764
Deferred tax asset	83,741	73,216
Other current assets	28,214	24,951
	578,951	564,347
INVESTMENTS
Licenses	1,228,801	1,228,801
Goodwill	425,918	445,212
Customer lists, net of accumulated amortization	24,915	24,915
Marketable equity securities	282,829	282,829
Investments in unconsolidated entities	162,764	155,519
Notes and interest receivable – long-term	4,885	4,885
	2,130,112	2,142,161
PROPERTY, PLANT AND EQUIPMENT
In service and under construction	4,130,551	4,133,471
Less accumulated depreciation	1,690,832	1,692,751
	2,439,719	2,440,720

OTHER DEFERRED CHARGES	33,145	32,807

TOTAL ASSETS	$5,181,927	$5,180,035

	December 31,
	2004	2004
	As Previously Reported	As Restated
	(Dollars in thousands)
CURRENT LIABILITIES
Notes payable	$30,000	$30,000
Accounts payable
Affiliated	5,314	5,314
Trade	254,926	259,167
Customer deposits and deferred revenues	104,578	104,394
Accrued taxes	78,624	80,512
Accrued compensation	49,116	49,116
Other current liabilities	24,308	20,829
	546,866	549,332

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	680,278	670,250
Derivative liability	70,796	70,796
Other deferred liabilities and credits	94,738	99,222
	845,812	840,268

LONG-TERM DEBT	1,160,786	1,160,786

MINORITY INTEREST IN SUBSIDIARIES	40,373	40,052

COMMON SHAREHOLDERS’ EQUITY
Common Shares, par value $1 per share	55,046	55,046
Series A Common Shares, par value $1 per share	33,006	33,006
Additional paid-in capital	1,302,496	1,305,249
Treasury Shares, at cost	(99,627)	(99,627)
Accumulated other comprehensive income	31,393	32,803
Retained earnings	1,265,776	1,263,120
	2,588,090	2,589,597
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,181,927	$5,180,035

2.     Summary of Significant Accounting Policies

Pension Plan

U.S. Cellular participates in a qualified noncontributory defined contribution pension plan sponsored by TDS. The plan provides pension benefits for the employees of U.S. Cellular and its subsidiaries. Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently. Pension costs were $1.7 million and $5.2 million for the three and nine months ended September 30, 2005, respectively, and $1.5 million and $4.1 million for the three and nine months ended September 30, 2004, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
	(Dollars in thousands, except per share amounts)
Net Income
As reported	$34,620	$27,593	$92,262	$71,427
Pro forma expense	(3,036)	(3,180)	(7,973)	(8,491)
Pro forma net income	$31,584	$24,413	$84,289	$62,936

Basic Earnings per Share
As reported	$0.40	$0.32	$1.06	$0.83
Pro forma expense per share	(0.03)	(0.04)	(0.09)	(0.10)
Pro forma basic earnings per share	$0.37	$0.28	$0.97	$0.73

Diluted Earnings per Share
As reported	$0.39	$0.32	$1.06	$0.82
Pro forma expense per share	(0.03)	(0.04)	(0.09)	(0.10)
Pro forma diluted earnings per share	$0.36	$0.28	$0.97	$0.72

Certain employees were eligible for retirement at the time that compensatory stock options were granted. Under the terms of the U.S. Cellular option plans, options granted to these individuals will fully vest upon their retirement. U.S. Cellular uses the “nominal vesting method” to recognize the pro forma expense of these options. This method does not take into account the effect of early vesting due to the retirements of eligible employees.

Upon adoption of SFAS No. 123(R), “Share-Based Payment,” U.S. Cellular will adopt the “non-substantive vesting method.” This method immediately recognizes the entire expense of options granted to retirement-eligible employees. U.S. Cellular believes that if the non-substantive vesting method had been applied to prior periods, the effect on the previously disclosed pro forma expense would be insignificant.

U.S. Cellular has granted key employees restricted stock units that fully vest after three years. The number of common shares underlying the units granted was 218,703 and 85,753 for the nine months ended September 30, 2005 and 2004, respectively. The weighted-average values of the shares underlying the units granted were $45.63 and $38.65 in 2005 and 2004, respectively. The expenses included in operating income due to grants of restricted stock units were $5.0 million and $3.1 million in the nine months ended September 30, 2005 and 2004, respectively.

Recent Accounting Pronouncements

Share-Based Payment

SFAS 123(R), “Share-Based Payment,” was issued in December 2004. In April 2005, the SEC postponed the effective date of SFAS 123(R) until the issuer’s first fiscal year beginning after June 15, 2005. As a result, U.S. Cellular will be required to adopt SFAS 123(R) in the first quarter of 2006. The statement requires that compensation cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow.  This requirement may reduce net cash flows from operating activities and increase net cash flows from financing activities in periods after adoption. In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. U.S. Cellular has reviewed the provisions of these statements and expects to record additional compensation expense for certain share-based payment transactions, primarily related to stock options, in the Consolidated Statements of Operations upon adoption of SFAS 123(R). See “Stock-Based Compensation” above for a discussion of the pro forma impact of SFAS 123 on reported net income and earnings per share.

Accounting Changes and Error Corrections

SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28,” was issued in May 2005. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. U.S. Cellular does not expect the adoption of SFAS 154 to have a material impact on its financial position or results of operations except to the extent that the statement requires retrospective application for voluntary changes in accounting principle that previously would have been effected in the period of the change under APB No. 20.

Conditional Asset Retirement Obligation

Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” was issued in March 2005. It is effective no later than December 31, 2005. This Interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FASB Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. U.S. Cellular has reviewed the requirements of this Interpretation and has determined that its implementation will have no impact on U.S. Cellular’s financial position or results of operations.

3.     Income Taxes

The following table summarizes the effective income tax rates in each of the periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
Effective Tax Rate From
Operations excluding gain (loss) on investments, and gain on assets held for sale	39.1%	24.5%	39.4%	32.8%
Gain (loss) on investments and gain on assets held for sale (1)	—%	NM	37.5%	NM
Income before income taxes and minority interest	39.1%	31.7%	39.4%	37.4%

NM – Not meaningful

(1)   The effective tax rate in the nine months ended September 30, 2004 related to the provision for gain (loss) on investments and gain on assets held for sale is not meaningful primarily because U.S. Cellular recorded a tax expense of $3.2 million in the third quarter of 2004 related to the pending sale of certain assets to ALLTEL Corporation (“ALLTEL”). Such pending sale resulted from an agreement between U.S. Cellular and ALLTEL which was signed during the quarter.  The signing of such agreement triggered the recognition of $3.2 million of income tax expense; however , no book gain on the transaction with ALLTEL was recorded until the transaction closed in the fourth quarter of 2004.

Excluding the impacts of gains and losses, the effective tax rate on operations for the three months ended September 30, 2005 and 2004 was 39.1% and 24.5%, respectively. The effective tax rate on operations for the 2004 period is lower than 2005 due to a favorable tax settlement adjustment. During the third quarter of 2004, the Internal Revenue Service (“IRS”) substantially completed its audit of the consolidated federal income tax returns of TDS for the years 1997 through 2001. U.S. Cellular and its subsidiaries are included in the TDS consolidated group. Primarily based on the results of the audit, U.S. Cellular reduced its accrual for audit contingencies by $7.1 million in the third quarter of 2004.

The overall effective tax rate on income before income taxes and minority interest for the three months ended September 30, 2005 and 2004 was 39.1% and 31.7%, respectively. The effective tax rate for the 2004 period is lower than 2005 primarily due to the favorable tax settlement adjustment discussed above. Somewhat offsetting the impact of the settlement adjustment was a tax provision of $3.2 million recorded in the third quarter of 2004 related to the pending sale of certain assets to ALLTEL. The sale closed in the fourth quarter of 2004.

Excluding the impacts of gains and losses, the effective tax rate on operations for the nine months ended September 30, 2005 and 2004 was 39.4% and 32.8%, respectively. The effective tax rate for the 2004 period is lower than 2005 primarily due to the favorable tax settlement adjustment discussed above. The overall effective tax rate on income before income taxes and minority interest for the nine months ended September 30, 2005 and 2004 was 39.4% and 37.4%, respectively. The effective tax rate for the 2004 includes the favorable tax settlement adjustment, offset somewhat by the tax provision of $3.2 million related to the pending sale of certain assets to ALLTEL, as discussed above.

TDS’s consolidated federal income tax return, which includes U.S. Cellular, is routinely subject to examination by the IRS and other tax authorities. Based on the final results of the IRS examination for the years 1997 through 2001 and claims for research tax credits for 1995 through 2001, U.S. Cellular’s tax liability to TDS, calculated as if U.S. Cellular and its subsidiaries comprised a separate affiliate group, increased by $45.6 million. The additional tax due to TDS was paid in October 2005. This amount was recorded in Accrued taxes on the Consolidated Balance Sheet, as of September 30, 2005.

4.     Gain (Loss) on Investments

In the first quarter of 2005, U.S. Cellular finalized the working capital adjustment to the previously reported gain related to its sale to ALLTEL of certain wireless properties on November 30, 2004. The adjustment increased the total gain on investment from this transaction by $0.6 million ($0.4 million net of taxes of $0.2 million).

In the nine months ended September 30, 2004, U.S. Cellular reported a loss on investments of $1.8 million ($1.1 million net of taxes of $0.7 million). The loss was recorded to reflect an impairment in the carrying value of a license held in a non-operational market in Florida that was sold in December 2004.

See Note 15 – Acquisitions, Divestitures and Exchanges for 2005 and 2004 activity related to these transactions.

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

Net income used in computing earnings per share and the effects of potentially dilutive securities on the weighted average number of shares and earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
	(Dollars and shares in thousands, except earnings per share)
Basic and Diluted Earnings per Share
Net income used in basic and diluted earnings per share	$34,620	$27,593	$92,262	$71,427

Weighted average number of common shares used in basic earnings per share	86,904	86,278	86,674	86,211
Effect of Dilutive Securities:
Stock options (1)	757	519	716	503
Conversion of convertible debentures(2)	—	—	—	—
Weighted average number of common shares used in diluted earnings per share	87,661	86,797	87,390	86,714

Basic Earnings per Share	$0.40	$0.32	$1.06	$0.83

Diluted Earnings per Share	$0.39	$0.32	$1.06	$0.82

(1) Stock options convertible into 175,158 and 181,458 common shares were not included in computing diluted earnings per share in the three and nine months ended September 30, 2005, respectively, because their effects were antidilutive. Stock options convertible into 976,456 and 1,507,401 common shares were not included in computing diluted earnings per share in the three and nine months ended September 30, 2004 because their effects were antidilutive.

(2) All outstanding convertible debentures were redeemed on July 26, 2004. Debentures convertible into 2,944,347 common shares were not included in computing diluted earnings per share in the nine months ended September 30, 2004 because their effect was antidilutive.

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

A subsidiary of U.S. Cellular has entered into a number of forward contracts related to the marketable equity securities that it holds. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities. The downside risk is hedged at or above the accounting cost basis thereby eliminating the risk of an other-than-temporary loss being recorded on these contracted securities (For additional information, see Note 10 – Revolving Credit Facility and Forward Contracts).

Information regarding the fair value of U.S. Cellular’s marketable equity securities is summarized below.

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Marketable Equity Securities
Vodafone Group Plc 10,245,370 American Depositary Receipts	$266,072	$280,518
Rural Cellular Corporation 370,882 Common Shares	4,510	2,311
Aggregate fair value	270,582	282,829
Accounting cost, as adjusted	160,161	160,161
Gross unrealized holding gains	110,421	122,668
Deferred income tax (expense)	(40,593)	(45,095)
Net unrealized holding gains	69,828	77,573
Derivative instruments, net of tax	(38,485)	(44,770)
Accumulated other comprehensive income	$31,343	$32,803

7.     Goodwill

U.S. Cellular has substantial amounts of goodwill as a result of acquisitions of wireless markets. The changes in goodwill for the nine months ended September 30, 2005 and 2004 were as follows:

	September 30, 2005	September 30, 2004 (As Restated)
	(Dollars in thousands)
Balance, beginning of period	$445,212	$449,550
Acquisitions	237	3,649
Assets of operations held for sale (1)	(2,741)	(8,257)
Other adjustments	(10)	(305)
Balance, end of period	$442,698	$444,637

(1)   As a result of the 2005 exchange agreement entered into with ALLTEL during the third quarter of 2005, $2.7 million of goodwill was reclassified to assets of operations held for sale as of September 30, 2005. As a result of the 2004 agreements with ALLTEL, $8.3 million of goodwill was reclassified to assets of operations held for sale as of September 30, 2004. See Notes 15 and 16 for additional information related to these transactions.

8.     Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a minority interest. These investments are accounted for using either the equity or cost method.

Information regarding U.S. Cellular’s significant investments in unconsolidated entities and its respective ownership share of each is summarized below:

	September 30, 2005	September 30, 2004

Los Angeles SMSA Limited Partnership	5.5%	5.5%
Raleigh-Durham MSA Limited Partnership (1)	—	8.0%
Midwest Wireless Communications L.L.C. (2)	14.2%	14.2%
North Carolina RSA 1 Partnership	50.0%	50.0%
Oklahoma City SMSA Limited Partnership	14.6%	14.6%

(1)   As more fully described in Note 15, U.S. Cellular’s investment in this partnership was included in assets of operations held for sale as of September 30, 2004 and sold to ALLTEL on November 30, 2004.

(2)   In addition, U.S. Cellular has a 49% interest in Pine Island Cellular Telephone Company, which has an approximately 2.9% interest in Midwest Wireless Holdings, L.L.C., the parent company of Midwest Wireless Communications.

Based primarily on data furnished to U.S. Cellular by third parties, the following table summarizes the combined results of operations of wireless entities which U.S. Cellular accounts for by the equity method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(as restated)		(as restated)
	(Dollars in thousands)
Results of Operations
Revenues	$906,000	$719,000	$2,510,000	$2,220,000
Operating expenses	627,000	493,000	1,741,000	1,544,000
Operating income	279,000	226,000	769,000	676,000
Other income (expense), net	2,000	31,000	17,000	24,000
Net Income	$281,000	$257,000	$786,000	$700,000

9.     Customer Lists

Customer lists, which represent intangible assets from the acquisition of wireless properties, are being amortized based on average customer retention periods using the declining balance method. The acquisition of certain minority interests in the nine months ended September 30, 2005 and 2004 added $0.6 million and $12.9 million, respectively, to the gross balance of customer lists. Customer list amortization expense was $2.1 million and $6.7 million for the three and nine months ended September 30, 2005, respectively, and $3.2 and $9.9 million for the three and nine months ended September 30, 2004, respectively. Amortization expense for the remainder of 2005 and for the years 2006-2009 is expected to be $1.7 million, $5.3 million, $3.5 million, $2.3 million and $1.6 million, respectively.

10.   Revolving Credit Facility, Forward Contracts and Long-term Debt

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At September 30, 2005, this credit facility had $699.7 million available for use, net of $0.3 million committed to support outstanding letters of credit. This credit facility expires in December 2009. Generally, borrowings bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating. At September 30, 2005, the contractual spread was 45 basis points (the one-month LIBOR was 3.86% at September 30, 2005). Under certain circumstances, with less than two days’ notice of intent to borrow, interest on borrowings are at the prime rate less 50 basis points (the prime rate was 6.75% at September 30, 2005).

On July 11, 2005, Moody’s Investors Service downgraded U.S. Cellular from a Baa1 rating with a negative outlook to Baa2 with a stable outlook. As a result of the downgrade, the contractual spread applied to LIBOR in determining the interest rate applicable to borrowings under the revolving credit facility increased to 45 basis points from 30 basis points. In addition, the facility fee increased to 15 basis points from 10 basis points.

As disclosed in Note 1, U.S. Cellular and its audit committee concluded on November 9, 2005 that U.S. Cellular would amend its Annual Report on Form 10-K for the year ended December 31, 2004 to restate the financial statements and financial information for each of the three years ended December 31, 2004, including quarterly information for 2004 and 2003, and certain selected financial data for the years 2001 and 2000.  U.S. Cellular and its audit committee also concluded that U.S. Cellular would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005 to restate the financial statements and financial information included therein.  In addition, due to the restatement, U.S. Cellular did not file this
Form 10-Q by the extended due date of November 14, 2005.

The restatement and delay in filing of this Form 10-Q resulted in defaults under the revolving credit agreement and certain of the forward contracts.  U.S. Cellular was not in violation of any covenants that require it to maintain certain financial ratios.  U.S. Cellular did not fail to make any scheduled payments under such credit agreement or forward contracts.  U.S. Cellular received waivers from the lenders associated with the credit agreement and from the counterparty to such forward contracts, under which the lenders and the counterparty agreed to waive any defaults that may have occurred as a result of the restatement and the late filing of this Form 10-Q.

Due to the default, U.S. Cellular was unable to make borrowings thereunder until it obtained waivers from the lenders. Accordingly, TDS and U.S. Cellular entered into the Intercompany Credit Agreement to permit U.S. Cellular to borrow funds from TDS temporarily until it received such waivers. Because such waivers were received, this Intercompany Credit Agreement terminated according to its terms and all borrowings and accrued interest were repaid in full on December 23, 2005.  See Note 12 for a discussion of the Intercompany Credit Agreement.

On November 10, 2005, Moody’s Investors Service downgraded U.S. Cellular from a Baa2 rating with a stable outlook to Baa3 and placed the rating under review for possible downgrade.  The contractual spread applied to LIBOR in determining the interest rate applicable to the borrowings under the U.S. Cellular revolving credit facility has increased to 60 basis points from 45 basis points.  In addition, the facility fee has increased to 20 basis points from 15 basis points.

On January 25, 2006, Standard & Poor’s placed its ratings of U.S. Cellular on Credit Watch with negative implications. The change in ratings did not have an impact on the contractual spread applied to LIBOR in determining the interest rate applicable to the borrowings under the U.S. Cellular revolving credit facility.

The late filing of the Form 10-Q for the period ended September 30, 2005 by U.S. Cellular and the failure to deliver such Form 10-Q to the trustees of the U.S. Cellular debt indentures on a timely basis resulted in non-compliance under such debt indentures. However, this non-compliance did not result in an event of default or a default and U.S. Cellular believes that such non-compliance was cured upon the filing of this Form 10-Q.  U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indentures.

11.   Asset Retirement Obligation

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Legal obligations include obligations to remediate certain leased land on which U.S. Cellular’s cell sites and switching offices are located. U.S. Cellular is also required to return certain leased retail store premises and office space to their pre-existing conditions. U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS No. 143, “Accounting for Asset Retirement Obligations,” and has recorded a liability, which is included in Other deferred liabilities and credits in the Consolidated Balance Sheets, and related asset retirement obligation expense, which is reflected in Depreciation, amortization and accretion expense in the Consolidated Statements of Operations. The asset retirement obligation, included in Other deferred liabilities and credits, calculated in accordance with the provisions of SFAS No. 143 at September 30, 2005 was $80.1 million.

During the second quarter of 2005, U.S. Cellular reviewed the assumptions related to its asset retirement obligations and made certain changes to those assumptions as a result. Such changes did not have a material impact on U.S. Cellular’s financial condition or results of operations.

The table below summarizes the change in asset retirement obligation during the nine months ended September 30, 2005 and 2004.

	September 30, 2005	September 30, 2004
		(As Restated)
	(Dollars in thousands)
Balance, beginning of period	$72,575	$64,540
Additional liabilities accrued	4,701	3,089
Accretion expense	4,733	3,715
Liabilities of operations held for sale (1)	(1,925)	(430)
Disposition of assets (2)	—	(1,635)
Balance, end of period	$80,084	$69,279

(1)   Reclassified to liabilities of operations held for sale as a result of agreements with ALLTEL in 2005 and 2004 as described in Notes 15 and 16.

(2)   Relates to obligations associated with the properties sold to AT&T Wireless (now Cingular) in February 2004 and are no longer obligations of U.S. Cellular.

12.   Intercompany Notes

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

On November 9, 2005, TDS, as Lender, entered into an Intercompany Revolving Credit Agreement (“Intercompany Credit Agreement”) with U.S. Cellular, as Borrower.  This Intercompany Credit Agreement was entered into to provide U.S. Cellular with a senior revolving credit facility for general corporate purposes, including capital expenditures and working capital.  Amounts could be borrowed, repaid and reborrowed from time to time under the Intercompany Credit Agreement until such facility matured.  The maximum amount of borrowings permitted at any point in time under the facility was $105 million and the maturity date was December 23, 2005.  As discussed in Note 10 above, U.S. Cellular’s $700 million revolving credit facility was in default and U.S. Cellular was unable to make borrowings thereunder until it obtained waivers from the lenders.  Accordingly, TDS and U.S. Cellular entered into the Intercompany Credit Agreement to permit U.S. Cellular to borrow funds from TDS temporarily until it received such waivers.  Because such waivers have been received, this Intercompany Credit Agreement terminated according to its terms and all borrowings and accrued interest were repaid in full on December 23, 2005.

U.S. Cellular believes that the Intercompany Credit Agreement included representations and warranties and events of default that are usual and customary for senior facilities of this type. U.S. Cellular also believes that the Intercompany Credit Agreement contained other terms and conditions that are usual and customary for senior credit facilities of this type. The Intercompany Credit Agreement included limitations on U.S. Cellular and its subsidiaries with respect to liens, indebtedness, sales of assets, consolidations and mergers that are similar to those contained in U.S. Cellular’s $700 million revolving credit facility with unrelated lenders. The Intercompany Credit Agreement did not have any financial covenants.

U.S. Cellular’s Board of Directors unanimously approved the terms and conditions of the Intercompany Credit Agreement and determined that such terms and conditions were fair to U.S. Cellular and all of its shareholders.

The pricing terms of the Intercompany Credit Agreement were the same as those under the Revolving Credit Facility.  Borrowings bore interest at LIBOR plus a contractual spread based on U.S. Cellular’s credit rating.  As of November 9, 2005, U.S. Cellular’s borrowing rate for a seven-day loan was 4.52% based on the seven day LIBOR rate of 4.07% and a contractual spread of 45 basis points.

On November 10, 2005, Moody’s Investors Service downgraded TDS and U.S. Cellular from a Baa2 rating with a stable outlook to Baa3 and placed the rating under review for possible downgrade.  As a result of these actions, the contractual spread applied to LIBOR in determining the interest rate applicable to the borrowings under the Intercompany Credit Agreement increased to 60 basis points from 45 basis points.  In addition, the facility fee increased to 20 basis points from 15 basis points.

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

The settlement value of U.S. Cellular’s mandatorily redeemable minority interests was estimated to be $160.9 million at September 30, 2005. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on September 30, 2005, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FSP No. FAS 150-3; U.S. Cellular has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at September 30, 2005 was $43.5 million and is included in the Consolidated Balance Sheet caption Minority Interest in Subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $117.4 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

14.   Common Share Repurchase Program

U.S. Cellular has an ongoing authorization to repurchase a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans. No U.S. Cellular Common Shares were repurchased in the first nine months of 2005. In the nine months ended September 30, 2004, U.S. Cellular repurchased 5,100 U.S. Cellular Common Shares under this authorization for an aggregate purchase price of $204,000, representing an average per share price of $40.04 including commissions.

15.   Acquisitions, Divestitures and Exchanges

2005 Activity

U.S. Cellular is a limited partner in Carroll Wireless, L.P. (“Carroll Wireless”), an entity which participated in the auction of wireless spectrum designated by the Federal Communications Commission (“FCC”) as Auction 58. Carroll Wireless was qualified to bid on spectrum which was available only to companies that fall under the FCC definition of “designated entities,” which are small businesses that have a limited amount of assets. Carroll Wireless was a successful bidder for 17 licensed areas in Auction 58, which ended on February 15, 2005. The aggregate amount paid to the FCC for the 17 licenses was $129.9 million, net of all bidding credits to which Carroll Wireless was entitled as a designated entity. These 17 licensed areas cover portions of 12 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

On January 6, 2006, the FCC granted Carroll Wireless’ applications with respect to 16 of the 17 licenses for which it had been the successful bidder and dismissed one application, relating to Walla Walla, Washington. Following the completion of Auction 58, the FCC determined that a portion of the Walla Walla license was already licensed to another party and should not have been included in Auction 58. Carroll Wireless expects to receive a full refund of the $228,000 paid to the FCC with respect to the Walla Walla license.

Carroll Wireless is in the process of developing its long-term business and financing plans. As of September 30, 2005, U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of $129.9 million to fund the amount deposited with the FCC; this amount is included in Licenses in the Consolidated Balance Sheet as of September 30, 2005. U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial reporting purposes, pursuant to the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), as U.S. Cellular anticipates absorbing a majority of Carroll Wireless’ expected gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of up to $1.4, of which $0.1 million of funding has been provided to date, for Carroll Wireless and Carroll PCS.

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

In addition, in the first nine months of 2005 U.S. Cellular purchased one wireless property and certain minority interests in wireless markets in which it already owned a controlling interest for $5.2 million in cash. These acquisition costs were allocated among U.S. Cellular’s tangible assets, investments in licenses, goodwill and customer lists in accordance with SFAS No. 141, Business Combinations.”

2004 Activity

On September 23, 2004, U.S. Cellular announced that it had entered into a definitive agreement to sell its Daytona Beach, Florida 20 MHz C block personal communications service license to MetroPCS for $8.5 million. In the nine months ended September 30, 2004, U.S. Cellular recorded a loss on investments of $1.8 million to reflect an impairment in the carrying value of this license and reclassified the license to Assets of Operations Held for Sale on the Consolidated Balance Sheet. The transaction closed on December 20, 2004.

On August 4, 2004, U.S. Cellular announced that it had entered into a definitive agreement with ALLTEL to sell certain wireless properties. U.S. Cellular sold two consolidated properties and five minority interests to ALLTEL for $80.2 million in cash, including repayment of debt and working capital that was adjusted in the first quarter of 2005. U.S. Cellular reclassified the assets and liabilities of the properties to be transferred to Assets and Liabilities of Operations Held for Sale on the Consolidated Balance Sheet as of September 30, 2004. The closing of the transaction occurred on November 30, 2004.

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

In addition, in the first nine months of 2004, U.S. Cellular purchased certain minority interests in several wireless markets in which it already owned a controlling interest for $40.4 million in cash. These acquisition costs were allocated among U.S. Cellular’s investments in licenses, goodwill and customer lists.

16.   Assets and Liabilities of Operations Held for Sale

On September 12, 2005, U.S. Cellular announced that it had entered into a definitive agreement with a subsidiary of ALLTEL to exchange certain cellular properties. Under the agreement, U.S. Cellular acquired fifteen Rural Service Area (“RSA”) markets in Kansas and Nebraska in exchange for two RSA markets in Idaho and $50 million in cash, subject to working capital adjustments.  U.S. Cellular will record the transaction in the fourth quarter of 2005 and, subject to the results of the valuation analysis which is currently underway, expects to report a pre-tax gain that will increase operating income by approximately $40 - $45 million.  The gain represents the excess of the estimated fair value of the assets and liabilities received over the amount of cash and net book value of the assets and liabilities delivered in the exchange.

In connection with the definitive exchange agreement with ALLTEL the Consolidated Balance Sheet of U.S. Cellular as of September 30, 2005 reflects the assets and liabilities of the markets delivered in the exchange as Assets and Liabilities of Operations Held for Sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The results of operations of the markets delivered in the exchange are included in results of continuing operations through September 30, 2005 and will continue to be included in results of operations through December 19, 2005, the closing date of the transaction.

Summarized assets and liabilities relating to operations held for sale are as follows:

(Dollars in thousands)	September 30, 2005

Current assets	$4,673
Wireless license costs	21,945
Goodwill	2,741
Property, plant and equipment, net	35,039
Other assets	2,246
Assets of operations held for sale	$66,644

Current liabilities	$3,456
Deferred credits	2,129
Liabilities of operations held for sale	$5,585

17.   Accumulated Other Comprehensive Income

The cumulative balances of unrealized gains and (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows:

	Nine Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$77,573	$63,307
Add (deduct):
Unrealized gains (losses) on marketable equity securities	(12,247)	(10,617)
Income tax (expense) benefit	4,502	3,898
Net change in unrealized gains (losses) on marketable equity securities in comprehensive income	(7,745)	(6,719)
Balance, end of period	$69,828	$56,588

Derivative Instruments
Balance, beginning of period	$(44,770)	$(35,275)
Add (deduct):
Unrealized gain on derivative instruments	9,938	11,167
Income tax (expense)	(3,653)	(4,099)
Net change in unrealized gains (losses) on derivative instruments included in comprehensive income	6,285	7,068
Balance, end of period	$(38,485)	$(28,207)

Accumulated Other Comprehensive Income
Balance, beginning of period	$32,803	$28,032
Net change in marketable equity securities	(7,745)	(6,719)
Net change in derivative instruments	6,285	7,068
Net change in unrealized gains (losses) included in comprehensive income	(1,460)	349
Balance, end of period	$31,343	$28,381

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
	(Dollars in thousands)
Comprehensive Income
Net income	$34,620	$27,593	$92,262	$71,427
Net change in unrealized gains (losses) on marketable equity securities and derivative instruments	3,305	4,593	(1,460)	349
	$37,925	$32,186	$90,802	$71,776

18.   Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

United States Cellular Corporation (“U.S. Cellular” - AMEX symbol: USM) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 81.3%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”).

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

•      Investment income from entities accounted for by the equity method – Historically, U.S. Cellular recorded an estimate each quarter of its proportionate share of net income (loss) from certain entities accounted for by the equity method, and adjusted such estimate to the actual share of net income (loss) upon receipt of financial statements in the following quarter. However, GAAP requires that the actual amounts be used. In the restatement, U.S. Cellular has corrected its financial statements to recognize investment income in the appropriate period based on the entities’ actual net income (loss) reported for such periods or, for entities in which financial information is not readily available, on a one quarter lag.

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

The table below summarizes the impact on income before income taxes and minority interest as a result of the restatement.

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(Increase (decrease) dollars in thousands)
Income Before Income Taxes and Minority Interest, as previously reported	$34,906	$121,771
Federal universal service fund contributions	5,132	5,019
Customer contract termination fees	(379)	(614)
Leases and contracts	3,198	1,884
Promotion rebates	719	719
Operations of consolidated partnerships managed by a third party	2,655	1,861
Investment income from entities accounted for by the equity method	(1,262)	(3,830)
Other items	145	(222)
Total adjustment	10,208	4,817
Income Before Income Taxes and Minority Interest, as restated	$45,114	$126,588

The table below summarizes the net income and earnings per share impacts from the restatement.

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	Net Income (loss)	Diluted Earnings Per Share	Net Income (loss)	Diluted Earnings Per Share
	(Increase (decrease) dollars in thousands, except per share amounts)
As previously reported	$21,309	$0.25	$68,525	$0.79
Federal universal service fund contributions	2,875	0.04	2,809	0.03
Customer contract termination fees	(216)	—	(347)	—
Leases and contracts	1,801	0.02	1,031	0.01
Promotion rebates	407	—	407	—
Operations of consolidated partnerships managed by a third party	1,177	0.01	823	0.01
Investment income from entities accounted for by the equity method	(764)	(0.01)	(2,318)	(0.03)
Income taxes	921	0.01	625	0.01
Other items	83	—	(128)	—
Total adjustment	6,284	0.07	2,902	0.03
As restated	$27,593	$0.32	$71,427	$0.82

SUMMARY OF HOLDINGS

U.S. Cellular owned, or had the right to acquire pursuant to certain agreements, net of markets that it has agreed to divest, either majority or minority interests in 242 wireless markets at September 30, 2005. A summary of the number of markets U.S. Cellular owns or has rights to acquire as of September 30, 2005 follows:

Number of Markets
Consolidated markets (1)	176
Consolidated markets to be divested pursuant to existing agreements (2)	(2)
Consolidated markets to be acquired pursuant to existing agreements (3)	44
Minority interests accounted for using equity method (4)	19
Minority interests accounted for using cost method (5)	5
Total markets to be owned after completion of pending transactions	242

(1)   U.S. Cellular owns a controlling interest in each of these markets. This includes a controlling interest in one license that U.S. Cellular purchased from Cingular Wireless LLC (“Cingular”) on April 1, 2005.

(2)   U.S. Cellular will divest two markets to a subsidiary of ALLTEL Corporation (“ALLTEL”) pursuant to an agreement dated September 12, 2005.  The transaction closed December 19, 2005.

(3)   U.S. Cellular owns rights to acquire controlling interests in 44 additional wireless licenses. Of such 44 licenses, 15 result from the acquisition agreement with ALLTEL dated September 12, 2005, which closed on December 19, 2005. An additional 20 result from an acquisition agreement with AT&T Wireless Services, Inc. (“AT&T Wireless”), now Cingular, which closed in August 2003. U.S. Cellular has up to five years from the transaction closing date to exercise its rights to acquire the licenses. The remaining 9 licenses relate to Carroll Wireless, L.P. (“Carroll Wireless”), an entity in which U.S. Cellular owns a controlling interest for financial reporting purposes. Carroll Wireless was the winning bidder of 17 wireless licenses in the auction of wireless spectrum designated by the Federal Communications Commission (“FCC”) as Auction 58. Of the 17 licenses for which Carroll Wireless was the winning bidder, eight are in markets in which U.S. Cellular currently owns spectrum; the other nine markets represent markets which are incremental to U.S. Cellular’s currently owned or acquirable markets. Only the incremental markets are included in the number of consolidated markets to be acquired to avoid duplicate reporting of overlapping markets.

(4)   Represents licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the equity method.

(5)   Represents licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the cost method.

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

In addition, on September 12, 2005, U.S. Cellular announced that it had entered into a definitive agreement with a subsidiary of ALLTEL Corporation (“ALLTEL”) to exchange certain cellular properties. Under the agreement, U.S. Cellular acquired fifteen Rural Service Area (“RSA”) markets in Kansas and Nebraska in exchange for two RSA markets in Idaho and $50 million in cash, subject to working capital adjustments.  U.S. Cellular will record the transaction in the fourth quarter of 2005 and, subject to the results of the valuation analysis which is currently underway, expects to report a pre-tax gain that will increase operating income by approximately $40 - $45 million.  The gain represents the excess of the estimated fair value of the assets and liabilities received over the amount of cash and net book value of the assets and liabilities delivered in the exchange.

On September 19, 2005, U.S. Cellular announced that it would close its Customer Care Center (“CCC”) in Medford, Oregon and transfer the Medford CCC activities to certain of its other CCC’s over the next several months. The costs of exit activities related to closing the Medford CCC are expected to be approximately $2.0 million to $4.0 million over that same time period. Expenses totaling $1.8 million were recorded in the third quarter of 2005 related to the Medford closing.

U.S. Cellular’s operating income in the nine months ended September 30, 2005 increased $27.8 million, or 19%, to $172.7 million from $144.9 million in 2004. The operating income margins (as a percent of service revenues) were 8.3% in 2005 and 7.4% in 2004. Although operating income and margins improved in 2005, U.S. Cellular expects that there will be continued pressure on operating income and margins in the next few years related to the following factors:

•      costs of customer acquisition and retention;

•      effects of competition;

•      costs related to increased customer use of its services;

•      launching service in new areas;

•      increases in prepaid and reseller customers as a percentage of U.S. Cellular’s customer base; and

•      continued enhancements to its wireless networks.

The effects of these factors are expected to be mitigated to some extent by the expansion of revenues from additional customers, data-related products and services and newly launched markets. See “Results of Operations.”

Financing Initiatives

U.S. Cellular has recently received or will receive licenses covering markets that may not be launched for several years. U.S. Cellular anticipates that it may require financing over the next few years for capital expenditures, for any development of its recently acquired markets and to further its growth in recently launched markets. U.S. Cellular may also determine to finance the development of some or all of the 17 licenses for which Carroll Wireless, L.P. (“Carroll Wireless”) was the winning bidder in the auction of wireless spectrum designated by the FCC as Auction 58. U.S. Cellular consolidates Carroll Wireless and its general partner, Carroll PCS, Inc., for financial reporting purposes, pursuant to the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”).

On January 6, 2006, the FCC granted Carroll Wireless’ applications with respect to 16 of the 17 licenses for which it had been the successful bidder and dismissed one application, relating to Walla Walla, Washington. Following the completion of Auction 58, the FCC determined that a portion of the Walla Walla license was already licensed to another party and should not have been included in Auction 58. Carroll Wireless expects to receive a full refund of the $228,000 paid to the FCC with respect to the Walla Walla license.

Carroll Wireless is in the process of developing its long-term business and financing plans. As of September 30, 2005, U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $129.9 million. Pending finalization of Carroll Wireless’s permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of up to $1.4 million, of which $0.1 million of funding has been provided to date, for Carroll Wireless and Carroll PCS.

Pursuant to the exchange agreement with ALLTEL dated September 12, 2005 discussed above, U.S. Cellular delivered to ALLTEL $50 million in cash, subject to working capital adjustments, in connection with the closing on December 19, 2005. U.S. Cellular funded this cash payment through borrowings under its Intercompany Credit Agreement with TDS.  See the “Revolving Credit Facilities” section of Liquidity and Capital Resources for further details of the Intercompany Credit Agreement.

U.S. Cellular had cash and cash equivalents totaling $31.1 million and available borrowing capacity of $699.7 million under its revolving credit facility as of September 30, 2005. Also, U.S. Cellular is generating substantial cash flows from operating activities. Cash flows from operating activities totaled $515.3 million during the first nine months of 2005. In addition, U.S. Cellular may have access to public and private capital markets to help meet its long-term financing needs. U.S. Cellular believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide substantial financial flexibility and are sufficient to permit U.S. Cellular to finance its contractual obligations and anticipated capital expenditures for the foreseeable future. U.S. Cellular continues to seek to maintain a strong balance sheet and an investment grade credit rating.

See “Financial Resources” and “Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	2005	2004
		(As Restated)
As of September 30 (1a)
Total market population (2)	44,690,000	45,581,000
Customers (3)	5,303,000	4,828,000
Market penetration (4)	11.9%	10.6%
Total full-time equivalent employees	7,375	6,475
Cell sites in service	5,149	4,713
For the Nine Months Ended September 30 (1b)
Net customer additions (5)	352,000	477,000
Net retail customer additions (5)	281,000	359,000
Average monthly service revenue per customer (6)	$45.10	$47.00
Postpay churn rate per month (7)	1.5%	1.5%
Sales and marketing cost per gross customer addition (8)	$446	$390

(1a)   Amounts in 2005 include (i) the market acquired from Cingular in April 2005 and (ii) the two markets U.S. Cellular has agreed to divest to ALLTEL pursuant to the agreement signed in September 2005; and do not include (i) the six markets sold to AT&T Wireless in February 2004, (ii) the two markets sold to ALLTEL in November 2004 or (iii) the 15 markets U.S. Cellular has agreed to acquire from ALLTEL pursuant to the agreement signed in September 2005. Amounts in 2004 do not include the market acquired from Cingular in April 2005 or the six markets sold to AT&T Wireless in February 2004.

(1b)   Amounts in 2005 include (i) the results from April 1, 2005 through September 30, 2005 of the market acquired from Cingular in April 2005 and (ii) the results from January 1, 2005 through September 30, 2005 of the two markets U.S. Cellular has agreed to divest to ALLTEL pursuant to the agreement signed in September 2005; and do not include the results for the entire period of (i) the six markets sold to AT&T Wireless in February 2004, (ii) the two markets sold to ALLTEL in November 2004 or (iii) the 15 markets U.S. Cellular has agreed to acquire from ALLTEL pursuant to the agreement signed in September 2005. Amounts in 2004 include (i) the results from January 1, 2004 through February 17, 2004 of the six markets sold to AT&T Wireless in February 2004, and (ii) the results for the entire period of the two markets sold to ALLTEL in November 2004.

(2)   Represents 100% of the population of the markets in which U.S. Cellular has a controlling financial interest for financial reporting purposes, as determined using Claritas 2004 and 2003 population estimates for 2005 and 2004, respectively.  As of September 30, 2005, such population includes the total market population of the market acquired from Cingular in April 2005.  As of September 30, 2004, such population includes one additional market consolidated pursuant to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”) as of January 1, 2004. This market was subsequently sold in November 2004 and is therefore not included at September 30, 2005. The total market population of the six markets sold to AT&T Wireless in February 2004 is not included in the amounts for 2005 or 2004, as the customers sold to AT&T Wireless are not included in U.S. Cellular’s consolidated customer base as of September 30, 2005 or 2004. The total market population of the two markets sold to ALLTEL in November 2004 is not included in the amounts for 2005, as the customers sold to ALLTEL are not included in U.S. Cellular’s consolidated customer base as of September 30, 2005, but such total market population and customers are included as of September 30, 2004. The population of markets in which U.S. Cellular has deferred the acquisition of licenses from AT&T Wireless is not included in the total population for any period, nor is the population of markets for which Carroll Wireless was the winning bidder in the FCC’s Auction 58.

(3)   U.S. Cellular’s customer base consists of the following types of customers:

	September 30,
	2005	2004
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	4,475,000	4,233,000
End user customers acquired through U.S. Cellular’s agreement with a third party (“reseller customers”) *	538,000	433,000
Total postpay customer base	5,013,000	4,666,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	290,000	162,000
Total customers	5,303,000	4,828,000

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

(6)     U.S. Cellular uses this measurement to assess the amount of service revenue U.S. Cellular generates each month on a per unit basis. Variances in this measurement are monitored and compared to variances in expenses on a per unit basis. Average monthly service revenue per customer is calculated as follows:

	Nine Months Ended September 30,
	2005	2004
		(As Restated)

Service Revenues per Consolidated Statements of Operations (000s)	$2,092,889	$1,953,991
Divided by average customers during period (000s) *	5,156	4,619
Divided by number of months in each period	9	9
Average monthly service revenue per customer	$45.10	$47.00

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

On September 12, 2005, U.S. Cellular announced that it had entered into a definitive agreement with a subsidiary of ALLTEL to exchange certain cellular properties. Under the agreement, U.S. Cellular acquired fifteen Rural Service Area (“RSA”) markets in Kansas and Nebraska in exchange for two RSA markets in Idaho and $50 million in cash, subject to working capital adjustments.  U.S. Cellular will record the transaction in the fourth quarter of 2005 and, subject to the results of the valuation analysis which is currently underway, expects to report a pre-tax gain that will increase operating income by approximately $40 - $45 million.   The gain represents the excess of the estimated fair value of the assets and liabilities received over the amount of cash and net book value of the assets and liabilities delivered in the exchange.

On November 30, 2004, U.S. Cellular completed the sale of two consolidated properties and five minority interests to ALLTEL for $80.2 million in cash, including repayment of debt and working capital that was adjusted in the first quarter of 2005. The consolidated markets sold to ALLTEL are included in consolidated operations in 2004 but are excluded in 2005.

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

Operating revenues increased $149.4 million, or 7%, to $2,248.5 million in 2005 from $2,099.1 million in 2004. The major components of operating revenues are shown in the table below.

	Nine Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)
Retail service	$1,839,936	$1,688,330
Inbound roaming	107,842	136,788
Long-distance and other service revenues	145,111	128,873
Service Revenues	2,092,889	1,953,991
Equipment sales	155,653	145,067
	$2,248,542	$2,099,058

Service revenues increased $138.9 million, or 7%, to $2,092.9 million in 2005 from $1,954.0 million in 2004. Service revenues primarily consist of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems. The increase in service revenues was primarily due to the growing number of retail customers. Monthly service revenue per customer averaged $45.10 and $47.00 in the nine months ended September 30, 2005 and 2004, respectively. See footnote 6 to the table above for the calculation of average monthly service revenue per customer.

Retail service revenues increased $151.6 million, or 9%, to $1,839.9 million in 2005 from $1,688.3 million in 2004. Growth in U.S. Cellular’s customer base, an increase in average monthly retail minutes of use per customer and growth in revenues from data products and services were the primary reasons for the increase in retail service revenue. The number of customers increased 10% to 5,303,000 at September 30, 2005, from 4,828,000 at September 30, 2004. Of the 10% increase in customers since September 30, 2004, 502,000 were added through U.S. Cellular’s marketing (including reseller) distribution channels while 27,000 net customers were subtracted as a result of acquisition and divestiture activities, primarily the divestiture to ALLTEL in November 2004.

Monthly retail minutes of use per customer increased to 617 in 2005 from 529 in 2004. The increase in monthly local retail minutes of use was driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. U.S. Cellular anticipates that the percentage growth in the customer base in U.S. Cellular’s wireless markets will be lower in the future, primarily as a result of the increased competition in its markets and the increasing maturity of the wireless marketplace. However, as U.S. Cellular expands its operations in its recently acquired and launched markets in future years, it anticipates adding customers and revenues in those markets.

The impact on retail service revenue of the increase in average monthly retail minutes of use was offset by a decrease in average revenue per minute of use in 2005. The decrease in average revenue per minute of use reflects the effects of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans and the inclusion of features such as unlimited night and weekend minutes and unlimited inbound call minutes in certain pricing plans. Additionally, the percentage of U.S. Cellular’s customer base represented by prepaid and reseller customers, which generate less revenue per customer on average than postpay customers, increased from 12% at September 30, 2004 to 16% at September 30, 2005. U.S. Cellular anticipates that U.S. Cellular’s average revenue per minute of use will continue to decline in the future, reflecting increased competition and penetration of the consumer market.

Revenues from data products and services increased to $92.3 million in 2005 from $44.1 million in 2004, as U.S. Cellular’s easyedgeSM products were enhanced and made available in all of its markets. Also, amounts billed to customers to recover the cost of contributions to the federal universal service fund and costs related to other federal mandates such as E-911 capability and wireless number portability increased $29.3 million in the nine months ended September 30, 2005.

As a result of the above factors, average monthly retail service revenue per customer decreased 2% to $39.65 in 2005 from $40.61 in 2004.

Inbound roaming revenues decreased $29.0 million, or 21%, to $107.8 million in 2005 from $136.8 million in 2004. The decrease in revenue primarily related to the decline in revenue per roaming minute of use, partially offset by an increase in roaming minutes of use. The decline in revenue per minute of use is primarily due to the general downward trend in historical negotiated rates. The increase in inbound roaming minutes of use was driven by the overall growth in the number of customers as well as the increase in minutes of use per customer throughout the wireless industry.

U.S. Cellular anticipates that the rate of growth in inbound roaming minutes of use will stabilize over the next several quarters, reflecting continued growth in wireless customers throughout the industry, and that the average inbound roaming revenue per minute of use will continue to decline over the next several quarters, reflecting the continued general downward trend in negotiated rates.

Long-distance and other service revenues increased $16.2 million, or 13%, to $145.1 million in 2005 from $128.9 million in 2004. The increase primarily reflected a $12.8 million increase in competitive eligible telecommunications carrier funds received for the states in which U.S. Cellular is eligible to receive such funds. Of this amount, $5.1 million represented a one-time payment to U.S. Cellular related to claims for prior periods; this effect was mostly offset by a $4.4 million one-time repayment to USAC for reimbursements that were previously received but for which USAC later determined U.S. Cellular was not eligible. In the nine months ended September 30, 2005, U.S. Cellular was eligible to receive such funds in five states compared to three states in the nine months ended September 30, 2004.

Equipment sales revenues increased $10.6 million, or 7%, to $155.7 million in 2005 from $145.1 million in 2004. Equipment sales revenues include revenues from sales of handsets and related accessories to both new and current customers, as well as revenues from the sales of handsets to agents. In 2005, U.S. Cellular continued to focus on retaining customers by offering current customers new handsets similar to those offered to new customers as the expiration dates of customers’ service contracts approached.

U.S. Cellular also continued to sell handsets to agents; this practice enables U.S. Cellular to provide better control over handset quality, establish roaming preferences and pass along quantity discounts. U.S. Cellular anticipates that it will continue to sell handsets to agents in the future and that it will continue to provide rebates to agents who provide handsets to new and current customers. Equipment sales revenues from handset sales to agents are recognized upon delivery of the related products to the agents, net of anticipated agent rebates. In most cases, the agents receive the rebates from U.S. Cellular at the time these agents provide handsets to sign up new customers or renew current customers.

The primary driver to the increase in equipment sales revenues in 2005 was an increase of 7% in the total number of handsets sold. An increase in handset sales to agents was partially offset by a decrease in handset sales to new customers, reflecting a 2% decline in customers added to U.S. Cellular’s customer base through its marketing distribution channels (“gross customer activations”) and a decrease in handsets provided to current customers for retention purposes. The average revenue per handset sold was relatively stable in 2005 compared to 2004.

The total cost of equipment sold increased $17.7 million, or 5%, to $374.9 million in 2005 from $357.2 million in 2004, primarily due to the increase in the number of handsets sold. Total handset revenues have grown at approximately the same rate as the total cost of equipment sold, reflecting some stabilizing in the discounting of handsets sold to new customers and existing customers who renew service with U.S. Cellular at the time of contract expiration. Handset discounting is a common practice throughout the wireless industry. Although substantial handset discounting is expected to continue for the next several quarters, the level of discounts is not expected to change significantly.

Operating expenses increased $121.7 million, or 6%, to $2,075.9 million in 2005 from $1,954.2 million in 2004. The major components of operating expenses are shown in the table below.

	Nine Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)
System operations (exclusive of depreciation, amortization and accretion included below)	$444,811	$436,047
Cost of equipment sold	374,882	357,154
Selling, general and administrative	875,316	797,938
Depreciation, amortization and accretion	380,860	363,749
Gain on assets held for sale	—	(725)
	$2,075,869	$1,954,163

System operations expenses (excluding depreciation, amortization and accretion) increased $8.8 million, or 2%, to $444.8 million in 2005 from $436.0 million in 2004. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. The components of system operations expenses were as follows:

•      maintenance, utility and cell site expenses increased $21.5 million, or 16%, primarily driven by a 9% increase in the number of cell sites within U.S. Cellular’s network, to 5,149 in 2005 from 4,713 in 2004, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also by launching operations in new markets;

•      the cost of network usage for U.S. Cellular’s systems increased $21.5 million, or 15%, as total minutes used on U.S. Cellular’s systems increased 35% in 2005, partially offset by the ongoing reduction in the per-minute cost of usage for U.S. Cellular’s network;  such network usage costs represent the costs U.S. Cellular incurs to deliver minutes of use on its network to interconnecting wireline networks; and

•      expenses incurred when U.S. Cellular’s customers used other wireless carriers’ networks while roaming decreased $34.2 million, or 22%. Factors contributing to the decline included:  (1) reductions in cost per minute, primarily resulting from the ongoing decline in negotiated roaming rates; (2) the availability of U.S. Cellular’s network in markets launched in 2004 and 2005 which largely eliminated the need for its customers to incur more expensive roaming charges in those markets; and (3) the sales of markets to AT&T Wireless and ALLTEL in 2004, which eliminated the roaming costs previously incurred by those markets’ customers.

In total, U.S. Cellular expects system operations expenses to increase over the next few quarters, driven by the following factors:

•      increases in the number of cell sites within U.S. Cellular’s network as it continues to add capacity and enhance quality in all markets, and continues development activities in recently launched markets; and

•      increases in minutes of use, both on U.S. Cellular’s network and by U.S. Cellular’s customers on other carriers’ networks when roaming.

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage both on U.S. Cellular’s network and on other carriers’ networks.

Cost of equipment sold increased $17.7 million, or 5%, to $374.9 million in 2005 from $357.2 million in 2004. The change was primarily due to a 7% increase in the number of handsets sold, partially offset by a 2% decrease in the average cost per handset. An increase in handset sales to agents was the primary driver of the increase in the number of handsets sold as the number of handsets provided to customers for retention purposes decreased slightly and the number of gross customer activations from marketing channels decreased 2%. The primary driver of the decrease in average cost per handset was the overall decline in average handset pricing, partially offset by the increase in sales of higher cost data-enabled handsets which increasingly include other value-added features such as cameras. Data-enabled handsets are required for customers to access U.S. Cellular’s easyedgeSM suite of services.

Selling, general and administrative expenses increased $77.4 million, or 10%, to $875.3 million in 2005 from $797.9 million in 2004. Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers, the non-network costs of serving customers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in 2005 is primarily due to the increase in employee-related expenses associated with acquiring, serving and retaining customers, primarily as a result of the 10% increase in U.S. Cellular’s customer base and a 14% increase in full-time equivalent employees. Selling, general and administrative expenses were also affected by the following factors:

•      a $16.9 million increase in advertising expenses, primarily related to the marketing of the U.S. Cellular brand in the markets launched in 2004 and 2005, and also related to increases in specific sponsorships and segment and direct marketing programs;

•      a $15.5 million increase in expenses related to federal USF contributions, driven by increases in both total retail service revenues, upon which contributions are based, and the specified contribution rates.  Most of the payments made for USF contributions are offset by increases in retail service revenues for amounts passed through to customers;

•      a $9.6 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects;

•      a $5.3 million decrease in amounts billed to AT&T Wireless and ALLTEL for transition services, which were provided subsequent to the completion of the sale and exchange transactions with those companies. Such billings offset selling, general and administrative expenses U.S. Cellular incurred to provide such services; and

•      a $7.1 million decrease in bad debt expense, primarily attributable to the improvement in U.S. Cellular’s collections of outstanding accounts receivable in 2005.

Sales and marketing cost per gross customer activation increased 14% to $446 in 2005 from $390 in 2004, primarily due to increased handset subsidies, sales employee-related expenses and advertising expenses, partially offset by a decrease in commissions and agent-related payments. U.S. Cellular uses this measurement to assess both the cost of acquiring customers and the efficiency of its marketing efforts. Sales and marketing cost per gross customer activation is not calculable using financial information derived directly from the Consolidated Statements of Operations. The definition of sales and marketing cost per gross customer activation that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similarly titled measures that are reported by other companies.

Below is a summary of sales and marketing cost per gross customer activation for each period:

	Nine Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands, Except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$388,863	$357,899
Cost of equipment sold to new customers (2)	283,078	249,160
Less equipment sales revenue from new customers (3)	(172,181)	(158,653)
Total costs	$499,760	$448,406
Gross customer activations (000s) (4)	1,121	1,149
Sales and marketing cost per gross customer activation	$446	$390

(1)   Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:

	Nine Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$875,316	$797,938
Less expenses related to serving and retaining customers	(486,453)	(440,039)
Selling, general and administrative expenses related to the acquisition of new customers	$388,863	$357,899

(2)   Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Nine Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)

Cost of equipment sold as reported	$374,882	$357,154
Less cost of equipment sold related to the retention of current customers	(91,804)	(107,994)
Cost of equipment sold to new customers	$283,078	$249,160

(3)   Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Nine Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)

Equipment sales revenue as reported	$155,653	$145,067
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(21,272)	(22,020)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	37,800	35,606
Equipment sales revenues from new customers	$172,181	$158,653

(4)   Gross customer activations represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of current U.S. Cellular customers (“net customer retention costs”), decreased 5% to $12.82 in 2005 from $13.51 in 2004. The decrease reflects the net effect of the reduction in bad debt expense as discussed above, higher selling, general and administrative expenses as discussed above, including higher employee-related expenses overall and handset equipment subsidies related to retention transactions, and the higher average customer base.. U.S. Cellular uses this measurement to assess the cost of serving and retaining its customers on a per unit basis.

This measurement is reconciled to total selling, general and administrative expenses as follows:

	Nine Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$875,316	$797,938
Less selling, general and administrative expenses related to the acquisition of new customers	(388,863)	(357,899)
Add cost of equipment sold related to the retention of current customers	91,804	107,994
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(21,272)	(22,020)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	37,800	35,606
Net cost of serving and retaining customers	$594,785	$561,619
Divided by average customers during period (000s) (2)	5,156	4,619
Divided by nine months in each period	9	9
Average monthly general and administrative expenses per customer	$12.82	$13.51

(1)   These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.

(2)   Average customers for the nine month periods were previously defined in footnote 6 to the table of summarized operating data.

Depreciation, amortization and accretion expense increased $17.2 million, or 5%, to $380.9 million in 2005 from $363.7 million in 2004. The majority of the increase reflects a $20.4 million, or 6%, increase in depreciation expense, primarily driven by rising average fixed asset balances, which increased 12% in 2005. Increased fixed asset balances in 2005 resulted from the following factors:

•      the addition of 436 cell sites to U.S. Cellular’s network since September 30, 2004; new cell sites were built to improve coverage and capacity in U.S. Cellular’s markets, both in currently served areas as well as in areas where U.S. Cellular has launched or is preparing to launch commercial service; and

•      the addition of digital radio channels and switching capacity to U.S. Cellular’s network to accommodate increased usage.

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

In 2005, additional depreciation expense was recorded related to the following:

•      $8.4 million of writedowns of fixed assets related to the disposal of assets or trade-in of older assets for replacement assets; and

•      $4.0 million of writedowns of certain TDMA digital radio equipment related to its disposal or consignment for future sale. This writedown was necessary to reduce the book value of the assets to be sold to their estimated proceeds from disposition.

In 2004, a change in the useful lives of certain asset categories increased depreciation expense $12.1 million. Also, certain TDMA digital radio equipment consigned to a third party for future sale was written down by $11.3 million prior to its consignment, increasing depreciation expense by that amount.

Additionally in 2004, in preparation for the implementation of a fixed asset management and tracking software system, including a bar code asset identification system, U.S. Cellular conducted a physical inventory review of its cell site fixed assets. U.S. Cellular completed the inventory in the fourth quarter of 2004. U.S. Cellular estimated that the review, when completed, would result in a writedown of certain assets with a net book value of approximately $4.0 million, and charged $4.0 million to depreciation expense for the estimated writedown in the second quarter of 2004.

Amortization and accretion expense decreased $3.3 million, or 9%, to $33.1 million in 2005 from $36.4 million in 2004, primarily representing a $4.0 million decrease in amortization related to the customer list intangible assets and other amortizable assets acquired in the Chicago market transaction during 2002. Customer list intangible assets are amortized using the declining balance method, which results in declining amortization expense each year.

(Gain) loss on assets held for sale for the first nine months of 2004 includes a gain of $725,000, which represents a reduction of loss on assets held for sale originally reported in the fourth quarter of 2003. This sale of wireless properties in southern Texas to AT&T Wireless was completed in February 2004. There were no gains or losses on assets held for sale in 2005.

Operating Income

Operating income increased $27.8 million, or 19%, to $172.7 million in 2005 from $144.9 million in 2004. The operating income margins (as a percent of service revenues) were 8.3% in 2005 and 7.4% in 2004. The increase in operating income and operating income margin in 2005 reflects increased service revenues, primarily driven by growth in the number of customers served by U.S. Cellular’s systems, and lower system operations expenses as a percent of service revenues, partially offset by the following factors:

•      increased selling, general and administrative expense, primarily due to the increase in expenses related to acquiring, serving and retaining additional customers;

•      increased depreciation, amortization and accretion expense, primarily driven by an increase in average fixed assets related to ongoing improvements to U.S. Cellular’s wireless network;

•      higher operating costs associated with increased minutes of use and cell sites in service; and

•      increased equipment subsidies, primarily due to the increase in the per unit discount for handsets sold to new customers as well as to current customers for retention purposes.

U.S. Cellular expects all of the above factors to continue to have an effect on operating income and operating margins for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause operating income and operating margins to fluctuate over the next several quarters.

U.S. Cellular plans to incur additional expenses during the remainder of 2005 as it competes in its established markets and in recently launched markets, including the St. Louis market which was launched in the third quarter of 2005.  Additionally, U.S. Cellular expects to incur expenses related to its continued marketing of data-related wireless services in the next few years.

The following estimates of full-year 2005 service revenues; depreciation, amortization and accretion expenses; operating income; and net retail customer activations were updated by U.S. Cellular on February 27, 2006. Such estimates include the impact of commercially launching service in the St. Louis market during the third quarter of 2005 and the estimated impact of the exchange of properties with ALLTEL that was completed on December 19, 2005. The following estimates represent forward-looking statements and should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise.

	2005 Estimated Results		2004 Actual Results
			(As Restated)
Service revenues	Approx. $2.8 billion		$2.62 billion
Depreciation, amortization and accretion expenses	Approx. $515 million		$498.2 million
Operating income	$220-$260 million	(1)	$183.3 million
Net retail customer activations	411,000	(2)	464,000

(1)           Includes a gain of $40-$45 million on the exchange of properties with ALLTEL Corp. that was completed on December 19, 2005.

(2)           Actual.

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

U.S. Cellular believes there is seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter than in the other quarters due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. U.S. Cellular anticipates that the impact of such seasonality will decrease in the future, particularly as it relates to operating expenses, as the proportion of full year customer activations derived from fourth quarter holiday sales is expected to decline to reflect ongoing, rather than seasonal, promotions of U.S. Cellular’s products.

Investment and Other Income (Expense) totaled $(6.5) million in 2005 and $(18.3) million in 2004.

Investment income increased $1.9 million, or 4%, to $50.0 million in 2005 from $48.1 million in 2004. Investment income primarily represents U.S. Cellular’s share of net income from the markets managed by others that are accounted for by the equity method. Los Angeles SMSA Limited Partnership continues to contribute a significant portion of the total investment income in 2005.

Interest and dividend income increased $3.6 million to $6.8 million in 2005 from $3.2 million in 2004. Interest income includes amounts earned related to the settlement of an issue with a third party in 2005 as well as interest earned on U.S. Cellular’s cash balances in both periods. Dividend income from U.S. Cellular’s investment in Vodafone shares increased $2.0 million in 2005.

Interest (expense) decreased $1.6 million, or 2%, to $63.3 million in 2005 from $64.9 million in 2004. Interest expense in 2005 is primarily related to U.S. Cellular’s 6.7% senior notes ($27.8 million); its 7.5% senior notes ($18.8 million); its 8.75% senior notes ($8.5 million); its Vodafone forward contracts ($4.3 million); and its revolving credit facility with a series of banks ($2.2 million).

Interest expense in 2004 is primarily related to U.S. Cellular’s 6.7% senior notes ($24.4 million); its 7.5% senior notes ($7.3 million); its 8.75% senior notes ($8.6 million); its Vodafone forward contracts ($2.2 million); its revolving credit facility with a series of banks ($2.5 million); its Liquid Yield Option Notes ($5.9 million); its 7.25% senior notes ($11.6 million); and its Intercompany Note with TDS (the “Intercompany Note”) ($0.9 million).

The Liquid Yield Option Notes, which were 6% zero coupon convertible debentures, were redeemed as of July 26, 2004. U.S. Cellular’s $250 million principal amount of 7.25% senior notes was redeemed on August 16, 2004. The Intercompany Note was repaid on February 9, 2004.

U.S. Cellular’s $544 million principal amount of 6.7% senior notes is unsecured and is due in December 2033. Interest on such notes is payable semi-annually on June 15 and December 15 of each year. U.S. Cellular originally issued $444 million of the 6.7% notes in December 2003 in order to reduce the use of its revolving credit facility and the related interest rate risk. An additional $100 million of such notes was issued in June 2004. The proceeds of such additional issuance, together with the proceeds of the 7.5% notes discussed below, were used to redeem the Liquid Yield Option Notes on July 26, 2004. The balance of the net proceeds, together with borrowings under the revolving credit facility, was used to redeem all of U.S. Cellular’s 7.25% senior notes on August 16, 2004.

In June 2004, U.S. Cellular issued $330 million in aggregate principal amount of 7.5% senior notes due 2034. These notes are unsecured and interest on such notes is payable quarterly on March 15, June 15, September 15 and December 15 of each year.

U.S. Cellular’s $130 million principal amount of 8.75% senior notes is unsecured and is due in November 2032. Interest on such notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year.

For information regarding U.S. Cellular’s Revolving Credit Facility, see “Liquidity and Capital Resources – Revolving Credit Facility.”  For information regarding the Intercompany Note from TDS, see “Certain Relationships and Related Transactions.”

Gain (loss) on investments totaled a net gain of $0.6 million in 2005 and a loss of $1.8 million in 2004. The net gain in 2005 reflects a working capital adjustment recorded on the investment sold to ALLTEL in November 2004. The net loss of $1.8 million in 2004 represents an impairment in the carrying value of an investment in a non-operational market in Florida that was sold in December 2004.

Income Taxes

Income tax expense increased $18.1 million, or 38%, to $65.4 million in 2005 from $47.3 million in 2004 primarily due to higher pretax income in 2005 and the favorable settlements of several tax issues in 2004, partially offset by tax expenses recorded in 2004 relating to asset sale transactions. In 2004, $2.5 million of tax expenses were recorded upon the completion of the sale of assets to AT&T Wireless in February 2004 and $3.3 million of tax expense was recorded in the third quarter of 2004 related to the announced sale of certain assets to ALLTEL, which closed in the fourth quarter of 2004. The effective tax rate was 39.4% in 2005 and 37.4% in 2004. For further analysis and discussion of U.S. Cellular’s effective tax rates in 2005 and 2004, see “Application of Critical Accounting Policies and Estimates – Income Taxes” below and Note 3 – Income Taxes, to the Consolidated Financial Statements included in this Form 10-Q.

TDS and U.S. Cellular are parties to a Tax Allocation Agreement, pursuant to which U.S. Cellular is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial reporting purposes, U.S. Cellular computes federal income taxes as if it was filing a separate return as its own affiliated group and was not included in the TDS group.

Net Income

Net income increased $20.9 million, or 29%, to $92.3 million in 2005 from $71.4 million in 2004. Basic earnings per share was $1.06 in 2005 and $0.83 in 2004. Diluted earnings per share was $1.06 in 2005 and $0.82 in 2004.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Operating Revenues increased $55.2 million, or 7%, to $795.5 million during the third quarter of 2005 from $740.3 million in 2004.

	Three Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)
Retail service	$635,610	$583,852
Inbound roaming	42,654	49,572
Long-distance and other service revenues	51,240	49,834
Service Revenues	729,504	683,258
Equipment sales	66,002	57,035
	$795,506	$740,293

Retail service revenues increased $51.7 million, or 9%, to $635.6 million in 2005 from $583.9 million in 2004, primarily due to a 10% increase in U.S. Cellular’s customer base. The effect of a 16% increase in monthly retail minutes of use per customer, to 639 in 2005 from 553 in 2004, was more than offset by a decrease in average revenue per minute of use in 2005, resulting in a 2% decrease in average monthly retail service revenue per customer.

Inbound roaming revenue decreased $6.9 million, or 14%, to $42.7 million in 2005 from $49.6 million in 2004, for reasons generally the same as for the first nine months of 2005, except that there was no impact on inbound roaming revenue in either period as a result of the sale of markets to AT&T Wireless in February 2004.

Long-distance and other service revenues increased $1.4 million, or 3%, to $51.2 million in 2005 from $49.8 million in 2004. This reflected an increase in 2005 in competitive eligible telecommunications carrier funds received for the states in which U.S. Cellular is eligible to receive such funds; revenues for 2004 included $3.5 million related to amounts received from prior years’ regulatory filings.

Equipment sales revenue increased $9.0 million, or 16%, to $66.0 million in 2005 from $57.0 million in 2004. The primary drivers for the increase were an increase in handsets sold to agents and an increase in overall revenue per handset, partially offset by the effects of an 8% decrease in gross customer activations. The increase in overall revenue per handset was primarily due to an increase in revenue per handset on handsets sold to agents.

Operating Expenses increased $42.4 million, or 6%, to $729.3 million during the third quarter of 2005 from $686.9 million in 2004. The major components of operating expenses are shown in the table below.

	Three Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)
System operations (exclusive of depreciation, amortization and accretion included below)	$159,102	$151,102
Cost of equipment sold	130,823	126,731
Selling, general and administrative	312,777	281,522
Depreciation, amortization and accretion	126,583	127,503
	$729,285	$686,858

System operations expenses (excluding depreciation, amortization and accretion) increased $8.0 million, or 5%, to $159.1 million in 2005 from $151.1 million in 2004. The effects of several offsetting factors, which were generally the same factors that affected system operations expense in the first nine months of 2005, resulted in a net increase in expense during the third quarter of 2005.

Cost of equipment sold increased $4.1 million, or 3%, to $130.8 million in 2005 from $126.7 million in 2004. The primary driver for the increase was an increase in handsets sold to agents partially offset by an 8% decrease in gross customer activations and a decrease in overall cost per handset. The decrease in overall cost per handset was due to a slight decrease in the cost of data-enabled handsets since the third quarter of 2004.

Selling, general and administrative expenses increased $31.3 million, or 11%, to $312.8 million in 2005 from $281.5 million in 2004. The increase was primarily attributable to the increase in employee-related expenses associated with acquiring, serving and retaining customers, primarily as a result of the increase in U.S. Cellular’s customer base. Selling, general and administrative expenses were also affected by the following factors:

•      a $9.7 million increase in advertising expenses, primarily related to the marketing of the U.S. Cellular brand in the St. Louis market, which was launched in the third quarter of 2005; and

•      a $5.2 million increase in expenses related to federal USF contributions, driven by increases in both retail service revenues, upon which contributions are based, and the specified contribution rates.  Most of the payments made for USF contributions are offset by increases in retail service revenues for amounts passed through to customers.

Sales and marketing cost per gross customer activation increased to $491 in the third quarter of 2005 from $407 in 2004, primarily due to increased advertising expenses and handset subsidies. Below is a summary of sales and marketing cost per gross customer activation for each period.

	Three Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$144,202	$131,889
Cost of equipment sold to new customers (2)	99,119	86,834
Less equipment sales revenue from new customers (3)	(69,032)	(61,270)
Total costs	$174,289	$157,453
Gross customer activations (000s) (4)	355	387
Sales and marketing cost per gross customer activation	$491	$407

(1)   Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$312,777	$281,522
Less expenses related to serving and retaining customers	(168,575)	(149,633)
Selling, general and administrative expenses related to the acquisition of new customers	$144,202	$131,889

(2)   Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Three Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)

Cost of equipment sold as reported	$130,823	$126,731
Less cost of equipment sold related to the retention of current customers	(31,704)	(39,897)
Cost of equipment sold to new customers	$99,119	$86,834

(3)   Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Three Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)

Equipment sales revenue as reported	$66,002	$57,035
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(9,169)	(9,093)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	12,199	13,328
Equipment sales revenues from new customers	$69,032	$61,270

(4)   Gross customer activations represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of current U.S. Cellular customers (“net customer retention costs”), decreased 5% to $12.87 in 2005 from $13.58 in 2004. The decrease primarily represents a reduction in net customer retention costs on a per customer basis. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$312,777	$281,522
Less selling, general and administrative expenses related to the acquisition of new customers	(144,202)	(131,889)
Add cost of equipment sold related to the retention of current customers	31,704	39,897
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(9,169)	(9,093)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	12,199	13,328

Net cost of serving and retaining customers	$203,309	$193,765
Divided by average customers during period (000s) (2)	5,264	4,757
Divided by three months in each period	3	3

Average monthly general and administrative expenses per customer	$12.87	$13.58

(1)   These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.

(2)   Average customers for the three month periods were derived in a manner similar to the average customers definition used in the discussion of operating revenues.

Depreciation, amortization and accretion expense decreased $0.9 million, or 1%, to $126.6 million in 2005 from $127.5 million in 2004. Depreciation expense increased $0.1 million or less than 1%, to $115.6 million in 2005 from $115.5 million in 2004. The change in depreciation expense primarily reflects rising average fixed asset balances, which increased 11% in the third quarter of 2005, offset by decreases in specific writedowns of fixed assets in 2005 compared to 2004. Such increased fixed asset balances resulted from the following factors:

•      the addition of 436 cell sites to U.S. Cellular’s network since September 30, 2004; new cell sites were built to improve coverage and capacity in U.S. Cellular’s markets, both in currently served areas as well as in areas where U.S. Cellular has launched or is preparing to launch commercial service; and

•      the addition of digital radio channels and switching capacity to U.S. Cellular’s network to accommodate increased usage.

In the third quarter of 2005, additional depreciation expense was recorded related to the following:

•      $2.1 million of writedowns of fixed assets related to the disposal of assets or trade-in of older assets for replacement assets; and

•      $463,000 of writedowns of certain TDMA digital radio equipment related to its disposal or consignment for future sale.

In the third quarter of 2004, additional depreciation expense was recorded related to the following:

•      a $5.2 million addition to depreciation expense related to the writedown of certain assets prior to their disposition;

•      certain TDMA digital radio equipment consigned to a third party for future sale was written down by $5.1 million prior to its consignment. This writedown was necessary to reduce the book value of the assets to be sold to their estimated proceeds from disposition; and

•      a change in the useful lives of certain asset categories, which increased depreciation expense $2.2 million in 2004.

Amortization and accretion expense decreased $1.0 million, or 9%, to $11.0 million in 2005 from $12.0 million in 2004, primarily representing a $1.1 million decrease in amortization related to customer list intangible assets. Customer list intangible assets are amortized using the declining balance method, which results in declining amortization expense each year.

Operating Income increased $12.8 million, or 24%, to $66.2 million in 2005 from $53.4 million in 2004; operating income margins (as a percent of service revenues) totaled 9.1% in 2005 and 7.8% in 2004.

Investment and other income (expense) totaled $(3.7) million in 2005 and $(8.3) million in 2004.

Investment income decreased $0.3 million to $17.7 million in 2005 from $18.0 million in 2004, primarily as a result of increases in U.S. Cellular’s share of the net income of the entities in which it continues to own an investment interest.  This was offset by the divestitures of certain investment markets to ALLTEL in November 2004; such markets contributed $1.4 million of investment income in the third quarter of 2004.

Interest (expense) decreased $2.6 million, or 11%, to $21.1 million in 2005 from $23.7 million in 2004. Interest expense in 2005 is primarily related to U.S. Cellular’s 6.7% senior notes ($9.3 million); its 7.5% senior notes ($6.3 million); its 8.75% senior notes ($2.8 million); its Vodafone forward contracts ($1.6 million); and its revolving credit facility with a series of banks ($0.5 million).

Interest expense in 2004 is primarily related to U.S. Cellular’s 6.7% senior notes ($9.0 million); its 7.5% senior notes ($6.3 million); its 8.75% senior notes ($2.9 million); its Vodafone forward contracts ($0.8 million); its revolving credit facility with a series of banks ($0.8 million); its Liquid Yield Option Notes ($0.9 million); and its 7.25% senior notes ($2.4 million).

Income tax expense increased $10.2 million to $24.5 million in 2005 from $14.3 million in 2004 primarily due to higher pretax income in 2005 and the favorable settlements of several tax issues in 2004, partially offset by tax expenses recorded in 2004 relating to asset sale transactions. For an analysis and discussion of U.S. Cellular’s effective tax rates in 2005 and 2004, see “Application of Critical Accounting Policies and Estimates – Income Taxes” below and Note 3 – Income Taxes, to the Consolidated Financial Statements included in this Form 10-Q.

Net income increased to $34.6 million in 2005 from $27.6 million in 2004. Basic earnings per share totaled $0.40 in 2005 and $0.32 in 2004. Diluted earnings per share totaled $0.39 in 2005 and $0.32 in 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

Share-Based Payment

SFAS No. 123(R), “Share-Based Payment,” was issued in December 2004. In April 2005, the SEC postponed the effective date of SFAS 123(R) until the issuer’s first fiscal year beginning after June 15, 2005. As a result, U.S. Cellular will be required to adopt SFAS 123(R) in the first quarter of 2006. The statement requires that compensation cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow.  This requirement may reduce net cash flows from operating activities and increase net cash flows from financing activities in periods after adoption. In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. U.S. Cellular has reviewed the provisions of these statements and expects to record additional compensation expense for certain share-based payment transactions, primarily related to stock options, in the Consolidated Statements of Operations upon adoption of SFAS 123(R). See the “Stock-Based Compensation” disclosure in Note 2 to the Consolidated Financial Statements included herein for a discussion of pro forma impact of SFAS 123 on reported net income and earnings per share.

Accounting Changes and Error Corrections

SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28” was issued in May 2005. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. U.S. Cellular does not expect the adoption of SFAS 154 to have a material impact on its financial position or results of operations except to the extent that the statement requires retrospective application for voluntary changes in accounting principle that previously would have been effected in the period of the change under APB No. 20.

Conditional Asset Retirement Obligations

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” was issued in March 2005. It is effective no later than December 31, 2005. This Interpretation clarifies that the term “conditional asset retirement obligation,” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FASB Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. U.S. Cellular has reviewed the requirements of this Interpretation and has determined that its implementation will have no material impact on U.S. Cellular’s financial position or results of operations.

FINANCIAL RESOURCES

U.S. Cellular operates a capital- and marketing-intensive business. In recent years, U.S. Cellular has generated cash from its operations, received cash proceeds from divestitures, used its short-term credit facilities and used long-term debt financing to fund its network construction costs. U.S. Cellular anticipates further increases in wireless customers, revenues, operating expenses, cash flows from operating activities and fixed asset additions in the future. Cash flows may fluctuate from quarter to quarter depending on the seasonality of each of these factors. The following table provides a summary of U.S. Cellular’s cash flow activities in the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$515,252	$339,225
Investing activities	(515,447)	(338,665)
Financing activities	(9,798)	20,421
Net increase (decrease) in cash and cash equivalents	$(9,993)	$20,981

Cash Flows from Operating Activities

U.S. Cellular generates substantial funds from operating activities. Cash flows from operating activities provided $515.3 million in the nine months ended September 30, 2005 compared to $339.2 million in the same period of 2004. Excluding changes in assets and liabilities, cash flows from operating activities totaled $542.1 million in 2005 and $446.7 million in 2004. Included in the adjustments to reconcile net income to net cash provided by operating activities in 2004 is a deduction for the payment of $68.1 million of accreted interest on the repayment of U.S. Cellular’s Liquid Yield Option Notes. Changes in assets and liabilities, primarily reflecting timing differences in the payment of accounts payable, payment of accrued taxes, receipt of accounts receivable and changes in inventory, required $26.9 million in 2005 and $107.4 million in 2004.

The following table is a summary of the components of cash flows from operating activities:

	Nine Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)
Net income	$92,262	$71,427
Adjustments to reconcile net income to net cash provided by operating activities	449,837	443,290
Accreted interest on repayment of long-term debt	—	(68,056)
	542,099	446,661
Changes in assets and liabilities	(26,847)	(107,436)
	$515,252	$339,225

Cash distributions from wireless entities in which U.S. Cellular has an interest provided $31.1 million in 2005 and $23.3 million in 2004.

Cash Flows from Investing Activities

U.S. Cellular makes substantial investments each year to acquire, construct, operate and upgrade modern high-quality wireless networks and facilities as a basis for creating long-term value for shareowners. In recent years, rapid changes in technology and new opportunities have required substantial investments in upgrades to U.S. Cellular’s networks. Cash flows used for investing activities required $515.4 million in the nine months ended September 30, 2005 compared to $338.7 million in the same period of 2004.

Cash required for property, plant and equipment expenditures totaled $384.8 million in 2005 and $394.7 million in 2004. In both periods, these expenditures were financed primarily with internally generated cash and borrowings from U.S. Cellular’s revolving credit facilities. These expenditures include the construction of 283 and 662 cell sites in 2005 and 2004, respectively, as well as the increase in capacity in existing cell sites and switches, the remodeling of new and existing retail stores and costs related to the development of U.S. Cellular’s office systems. In 2004, these plant additions included approximately $12 million for the migration to a single digital equipment platform, which was completed in 2004. In both periods, other plant additions included significant amounts related to the replacement of retired assets.

In 2005, U.S. Cellular’s consolidated subsidiary, Carroll Wireless, paid $120.9 million to the FCC to complete the payment for the licenses in which it was the winning bidder in the FCC’s Auction 58. Also, U.S. Cellular purchased one wireless property and certain minority interests in wireless markets in which it already owned a controlling interest for $5.2 million in cash. In 2004, net cash received from the sale of wireless properties in southern Texas to AT&T Wireless totaled $96.9 million. A working capital adjustment of $0.6 million for cash received was made on this transaction in the first quarter of 2005. Cash paid for the acquisition of certain minority interests in several wireless markets in which U.S. Cellular already owned a controlling interest totaled $40.4 million in 2004. See Acquisitions, Exchanges and Divestitures in the Liquidity and Capital Resources section for more information on these transactions.

Cash Flows from Financing Activities

Cash flows from financing activities required $9.8 million in the nine months ended September 30, 2005 and provided $20.4 million in the same period of 2004. Cash received from short-term borrowings under U.S. Cellular’s revolving line of credit provided $350.0 million in 2005 and $355.0 million in 2004, while repayments required $380.0 million in 2005 and $300.0 million in 2004. Issuances of $330 million of 7.5% senior notes and $100 million of 6.7% senior notes provided $412.5 million in 2004. Also, in 2004, U.S. Cellular repaid the $105.0 million Intercompany Note to TDS using borrowings from its revolving credit facility; repaid all $163.3 million of its outstanding Liquid Yield Option Notes using the proceeds from the 6.7% senior notes and a portion of the proceeds of the 7.5% notes; and repaid all $250.0 million of its 7.25% senior notes, using the balance of the net proceeds of the 7.5% notes together with borrowings under the revolving credit agreement. The Liquid Yield Option Notes redemption included the repayment of the principal amount of the original debt of $95.2 million, presented as an item reducing cash flows from financing activities, and the payment of $68.1 million of accreted interest, presented as an item reducing cash flows from operating activities. Issuances of treasury shares under employee benefits plans provided $22.2 million in 2005 and $4.9 million in 2004.

LIQUIDITY AND CAPITAL RESOURCES

U.S. Cellular generates substantial cash from its operating activities and anticipates financing all of its 2005 expenditures with internally generated cash and with short- and long-term debt as the timing of such expenditures warrants. U.S. Cellular had $31.1 million of cash and cash equivalents at September 30, 2005.

U.S. Cellular believes that cash flows from operating activities, existing cash and cash equivalents, funds available from line of credit arrangements and access to long-term debt provide sufficient financial flexibility for U.S. Cellular to meet both its short- and long-term needs. U.S. Cellular also may have access to public and private capital markets to help meet its long-term financing needs. U.S. Cellular anticipates issuing debt and equity securities only when capital requirements (including acquisitions), financial market conditions and other factors warrant.

However, the availability of capital resources is dependent on economic events, business developments, technological changes, financial conditions and other factors, many of which are not in U.S. Cellular’s control. If at any time financing is not available on acceptable terms, U.S. Cellular might be required to reduce its business development and capital expenditure plans, which could have a materially adverse effect on its business. U.S. Cellular cannot provide assurances that circumstances that could materially adversely affect U.S. Cellular’s liquidity or capital resources will not occur. Economic downturns, changes in financial markets or other factors could affect U.S. Cellular’s liquidity and the availability of capital. Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development and acquisition programs.

Revolving Credit Facility

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At September 30, 2005, this credit facility had $699.7 million available for use, net of $0.3 million committed to support outstanding letters of credit. This credit facility expires in December 2009. Generally, borrowings bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating. At September 30, 2005, the contractual spread was 45 basis points (the one-month LIBOR rate was 3.86% at September 30, 2005). Under certain circumstances, with less than two days’ notice of intent to borrow, interest on borrowings are at the prime rate less 50 basis points (the prime rate was 6.75% at September 30, 2005).

Since the interest rates applicable to borrowings under the revolving credit facility are based in part on U.S. Cellular’s credit rating, U.S. Cellular’s interest cost on such borrowings could increase if its current credit rating from Moody’s was lowered. However, the line of credit would not cease to be available solely as a result of a decline in its credit rating. Nevertheless, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future. Standard & Poor’s currently rates U.S. Cellular at A- with a Negative Outlook. On July 11, 2005, Moody’s Investor Service downgraded U.S. Cellular from a Baa1 rating with a negative outlook to Baa2 with a stable outlook. As a result of the downgrade, the contractual spread applied to LIBOR in determining the interest rate applicable to borrowings under the revolving credit facility increased to 45 basis points from 30 basis points. In addition, the facility fee charged on the revolving credit agreements increased to 15 basis points from 10 basis points.

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

As disclosed in Note 1 to the Consolidated Financial Statements, U.S. Cellular and its audit committee concluded on November 9, 2005 to restate the Consolidated Financial Statements as of and for the three years ended December 31, 2004 and the first and second quarters of 2005. In addition, due to the restatement, U.S. Cellular did not file this Form 10-Q by the extended due date of November 14, 2005.  The restatement and delay in filing of this Form 10-Q also resulted in defaults under the revolving credit agreement.  U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios.  U.S. Cellular did not fail to make any scheduled payments under such credit agreement.  U.S. Cellular received waivers from the lenders associated with the credit agreement, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatement and delay in filing of this Form 10-Q.

On November 10, 2005, Moody’s Investors Service downgraded U.S. Cellular from a Baa2 rating with a stable outlook to Baa3 and placed the ratings under review for possible downgrade.  The contractual spread applied to LIBOR in determining the interest rate applicable to the borrowings under the U.S. Cellular revolving credit facility increased to 60 basis points from 45 basis points.  In addition, the facility fee increased to 20 basis points from 15 basis points.  Standard & Poor’s did not take any ratings action, holding its rating at A- with a negative outlook, and Fitch put U.S. Cellular on Rating Watch Negative and left the ratings unchanged at BBB+.

On January 25, 2006, Standard & Poor’s placed its ratings of U.S. Cellular on Credit Watch with negative implications. The change in ratings did not have an impact on the contractual spread applied to LIBOR in determining the interest rate applicable to the borrowings under the U.S. Cellular revolving credit facility.

Intercompany Note

On November 9, 2005, TDS, as Lender, entered into an Intercompany Revolving Credit Agreement (“Intercompany Credit Agreement”) with U.S. Cellular, as Borrower.  This Intercompany Credit Agreement was entered into to provide U.S. Cellular with a senior revolving credit facility for general corporate purposes, including capital expenditures and working capital.  Amounts could be borrowed, repaid and reborrowed from time to time under the Intercompany Credit Agreement until such facility matured.  The facility was $105 million and the maturity date was December 23, 2005.  As discussed above, U.S. Cellular’s $700 million revolving credit facility was in default and U.S. Cellular was unable to make borrowings thereunder until it obtained waivers from the lenders.  Accordingly, TDS and U.S. Cellular entered into the Intercompany Credit Agreement to permit U.S. Cellular to borrow funds from TDS temporarily until it received such waivers.  Because such waivers were received, the Intercompany Credit Agreement was terminated according to its terms and all borrowings and accrued interest were repaid in full on December 23, 2005.

U.S. Cellular believes that the Intercompany Credit Agreement included representations and warranties and events of default that are usual and customary for senior facilities of this type. U.S. Cellular also believes that the Intercompany Credit Agreement contained other terms and conditions that are usual and customary for senior credit facilities of this type. The Intercompany Credit Agreement included limitations on U.S. Cellular and its subsidiaries with respect to liens, indebtedness, sales of assets, consolidations and mergers that are similar to those contained in U.S. Cellular’s $700 million revolving credit facility with unrelated lenders. The Intercompany Credit Agreement did not have any financial covenants.

U.S. Cellular’s Board of Directors unanimously approved the terms and conditions of the Intercompany Credit Agreement and determined that such terms and conditions were fair to U.S. Cellular and all of its shareholders.

The pricing terms of the Intercompany Credit Agreement were the same as those under the Revolving Credit Facility.  Borrowings bore interest at LIBOR plus a contractual spread based on U.S. Cellular’s credit rating. As of November 9, 2005, U.S. Cellular’s borrowing rate for a seven-day loan was 4.52% based on the seven day LIBOR rate of 4.07% and a contractual spread of 45 basis points.

On November 10, 2005, Moody’s Investor Service downgraded TDS and U.S. Cellular from a Baa2 rating with a stable outlook to Baa3 with a negative outlook.  As a result of this action, the contractual spread applied to LIBOR in determining the interest rate applicable to the borrowings under the Intercompany Revolving Credit Agreement increased to 60 basis points from 45 basis points.  In addition, the facility fee increased to 20 basis points from 15 basis points.

Long-Term Debt

The late filing of this Form 10-Q and the failure to deliver such Form 10-Q to the trustees of the U.S. Cellular debt indentures on a timely basis resulted in non-compliance under such debt indentures. However, this non-compliance did not result in an event of default or a default and U.S. Cellular believes that such non-compliance was cured upon the filing of this Form 10-Q.   U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indentures.

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

Marketable Equity Securities and Forward Contracts

U.S. Cellular and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile share prices. U.S. Cellular and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets. The investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic cellular investments to or settlements with AirTouch Communications, Inc. (“AirTouch”), in exchange for stock of AirTouch, which was then acquired by Vodafone whereby U.S. Cellular received American Depositary Receipts representing Vodafone stock. The investment in Rural Cellular Corporation (“Rural Cellular”) is the result of a consolidation of several cellular partnerships in which U.S. Cellular subsidiaries held interests into Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests. U.S. Cellular’s tax basis in these investments is significantly lower than their current values and, therefore, a sale would trigger a substantial taxable gain.

A subsidiary of U.S. Cellular has entered into a number of variable prepaid forward contracts (“forward contracts”) related to the marketable equity securities that it holds. The forward contracts mature in May 2007 and, at U.S. Cellular’s option, may be settled in shares of the respective security or cash. U.S. Cellular has provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid when due. If shares are delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized on the forward contract through maturity. Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in Net deferred income tax liability on the Consolidated Balance Sheets. As of September 30, 2005, such deferred tax liabilities totaled $79.5 million.

U.S. Cellular is required to comply with certain covenants under the forward contracts. As of the date of filing of this Form 10-Q, U.S. Cellular believes that it is in compliance with all material covenants and other requirements set forth in the forward contracts.

As disclosed in Note 1, U.S. Cellular and its audit committee concluded on November 9, 2005 that U.S. Cellular would amend its Annual Report on Form 10-K for the year ended December 31, 2004 to restate the financial statements and financial information for each of the three years ended December 31, 2004, including quarterly information for 2004 and 2003, and certain selected financial data for the years 2001 and 2000.  U.S. Cellular and its audit committee also concluded that U.S. Cellular would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005 to restate the financial statements and financial information included therewith.  The restatement and late filing resulted in defaults under certain of the forward contracts.  U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios.  U.S. Cellular did not fail to make any scheduled payments under such forward contracts.  U.S. Cellular received waivers from the counterparty to such forward contracts, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatement.

Capital Expenditures

U.S. Cellular’s anticipated capital expenditures for 2005 primarily reflect U.S. Cellular’s plans for construction, system and capacity expansion and the buildout of certain of its licensed areas. Expenditures in 2005 will primarily address the following needs:

•      Expand and enhance U.S. Cellular’s coverage in its service areas.

•      Provide additional capacity to accommodate increased network usage by current customers.

•      Enhance U.S. Cellular’s retail store network and office systems.

U.S. Cellular plans to finance its construction program using cash generated from operating activities and short-term and long-term financing. U.S. Cellular’s estimated capital spending for 2005 is currently expected to range from $580 million to $590 million, and includes any additional capital spending that was required to facilitate the commercial launch of its services in the St. Louis area during the third quarter of 2005. Significant capital expenditures were made prior to 2005 in the St. Louis area to facilitate the provision of service to roaming customers in that market. U.S. Cellular’s capital expenditures for the nine months ended September 30, 2005 totaled $384.8 million.

Acquisitions, Exchanges and Divestitures

U.S. Cellular reviews attractive opportunities to acquire additional operating wireless markets and wireless spectrum and, thus, may be engaged from time to time in negotiations relating to the acquisition of companies, strategic properties or wireless spectrum. U.S. Cellular may participate as a bidder, or member of a bidding group, in auctions administered by the FCC, as it did in Auction 58. Recently, U.S. Cellular has been selling or trading those markets that are not strategic to its long-term success and redeploying capital to more strategically important parts of the business. U.S. Cellular may from time to time be engaged in negotiations relating to the disposition or exchange of other non-strategic properties.

U.S. Cellular owns approximately 14% of Midwest Wireless Communications, LLC, which holds FCC licenses and operates certain wireless markets in southern Minnesota.  This interest is convertible into approximately an 11% interest in Midwest Wireless Holdings, LLC, a privately-held wireless telecommunications company that controls Midwest Wireless Communications.  Midwest Wireless Holdings, through other subsidiaries, also holds FCC licenses and operates certain wireless markets in northern and eastern Iowa and western Wisconsin.

On November 18, 2005, ALLTEL announced that it had entered into a definitive agreement to acquire Midwest Wireless Holdings for $1.075 billion in cash, subject to certain conditions, including approval by the FCC, other governmental authorities and the members of Midwest Wireless Holdings.  U.S. Cellular received a letter dated December 15, 2005, from Midwest Wireless Holdings purporting to constitute notice pursuant to certain “tag-along rights” and “drag-along rights” under certain agreements relating to U.S. Cellular’s interest in Midwest Wireless Communications.  By letter dated December 30, 2005, Midwest Wireless Holdings was advised on behalf of U.S. Cellular that U.S. Cellular is entitled to exercise certain rights of first refusal with respect to Midwest Wireless Holdings’ interest in Midwest Wireless Communications and demanded that Midwest Wireless Holdings take all steps to afford U.S. Cellular its rights of first refusal. On January 12, 2006, U.S. Cellular filed a lawsuit against Midwest Wireless Holdings and Midwest Wireless Communications seeking, among other things, to enforce such rights.  On January 25, 2006, Midwest Wireless Holdings and Midwest Wireless Communications filed an answer denying U.S. Cellular’s claims, alleging counterclaims of breach of contract and tortious interference with contractual relations and asking for declaratory relief and unspecified damages and costs. U.S. Cellular intends to vigorously pursue its claims and defend all counterclaims.

If U.S. Cellular is afforded its rights of first refusal, it would be entitled to acquire 100% of Midwest Wireless Communications and control of the wireless markets in southern Minnesota presently operated by Midwest Wireless Communications.  The purchase price for Midwest Wireless Holdings’ interest in Midwest Wireless Communications would be established by agreement of the parties, or by a court order.  If U.S. Cellular is not afforded its rights of first refusal, or determined not to exercise such rights once such rights were afforded to it, U.S. Cellular would be entitled to receive approximately $100 million in cash in consideration with respect to its interest in Midwest Wireless Communications upon the closing of the acquisition of Midwest Wireless Holdings by ALLTEL.

In addition, U.S. Cellular has a 49% interest in an entity accounted for under the equity method, which has an approximately 2.9% interest in Midwest Wireless Holdings. If the transaction with ALLTEL occurs, this entity will receive cash in consideration for its interest in Midwest Wireless Holdings.

The net aggregate carrying value of U.S. Cellular’s investments in Midwest Wireless Communications and Midwest Wireless Holdings was approximately $20.0 million at September 30, 2005.

2005 Activity

On September 12, 2005, U.S. Cellular announced that it had entered into a definitive agreement with a subsidiary of ALLTEL to exchange certain cellular properties. The transaction was completed on December 19, 2005.  Under the agreement, U.S. Cellular acquired fifteen Rural Service Area (“RSA”) markets in Kansas and Nebraska in exchange for two RSA markets in Idaho and $50 million in cash, subject to working capital adjustments.  U.S. Cellular will record the transaction in the fourth quarter of 2005 and, subject to the results of the valuation analysis which is currently underway, expects to report a pre-tax gain that will increase operating income by approximately $40 - $45 million.   The gain represents the excess of the estimated fair value of the assets and liabilities received over the amount of cash and net book value of the assets and liabilities delivered in the exchange.

In connection with the pending sale, U.S. Cellular reclassified the assets and liabilities of the properties to be transferred as Assets and Liabilities of Operations Held for Sale on the Consolidated Balance Sheet as of September 30, 2005.

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

On January 6, 2006, the FCC granted Carroll Wireless’ applications with respect to 16 of the 17 licenses for which it had been the successful bidder and dismissed one application, relating to Walla Walla, Washington. Following the completion of Auction 58, the FCC determined that a portion of the Walla Walla license was already licensed to another party and should not have been included in Auction 58. Carroll Wireless expects to receive a full refund of the $228,000 paid to the FCC with respect to the Walla Walla license.

Carroll Wireless is in the process of developing its long-term business and financing plans. As of September 30, 2005, U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of $129.9 million to fund the amount deposited with the FCC; this amount is included in Licenses on the Consolidated Balance Sheet as of September 30, 2005. U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial reporting purposes, pursuant to the guidelines of FASB Interpretation No. 46R (“FIN 46R”), as U.S. Cellular anticipates absorbing a majority of Carroll Wireless’ expected gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of up to $1.4 million, of which $0.1 million of funding has been provided to date, for Carroll Wireless and Carroll PCS.

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

In addition, in the first nine months of 2005, U.S. Cellular purchased one wireless property and certain minority interests in wireless markets in which it already owned a controlling interest for $5.2 million in cash. These acquisition costs were allocated among U.S. Cellular’s tangible assets, investments in licenses, goodwill and customer lists.

2004 Activity

On September 23, 2004, U.S. Cellular announced that it had entered into a definitive agreement to sell its Daytona Beach, Florida 20 MHz C block personal communications service license to MetroPCS for $8.5 million. In the nine months ended September 30, 2004, U.S. Cellular recorded a loss on investments of $1.8 million to reflect an impairment in the carrying value of this license and reclassified the license to Assets of Operations Held for Sale on the Consolidated Balance Sheet. The transaction closed on December 20, 2004.

On August 4, 2004, U.S. Cellular announced that it had entered into a definitive agreement with ALLTEL to sell certain wireless properties. U.S. Cellular sold two consolidated properties and five minority interests to ALLTEL for $80.2 million in cash, including repayment of debt and working capital that was adjusted in the first quarter of 2005. U.S. Cellular reclassified the assets and liabilities of the properties to be transferred to Assets and Liabilities of Operations Held for Sale on the Consolidated Balance Sheet as of September 30, 2004. The closing of the transaction occurred on November 30, 2004.

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

In addition, in the first nine months of 2004, U.S. Cellular purchased certain minority interests in several wireless markets in which it already owned a controlling interest for $40.4 million in cash. These acquisition costs were allocated among U.S. Cellular’s investments in licenses, goodwill and customer lists.

Repurchase of Securities

U.S. Cellular has an ongoing authorization to repurchase a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans. No U.S. Cellular Common Shares were repurchased in the first nine months of 2005. In the nine months ended September 30, 2004, U.S. Cellular repurchased 5,100 U.S. Cellular Common Shares under this authorization for an aggregate purchase price of $204,000, representing an average per share price of $40.04 including commissions. No U.S. Cellular Common Shares were repurchased in the first nine months of 2005.

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

U.S. Cellular has certain variable interests in investments in unconsolidated entities where U.S. Cellular holds a minority interest. The investments in unconsolidated entities totaled $178.9 million as of September 30, 2005 and are accounted for using either the equity or cost method. U.S. Cellular’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

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

Licenses and Goodwill

At September 30, 2005, U.S. Cellular reported $1,340.5 million of licenses and $442.7 million of goodwill as a result of acquisitions of wireless licenses and markets. Licenses include those won by Carroll Wireless in the FCC auction completed in February 2005 and license rights related to licenses that will be received when the 2003 AT&T Wireless exchange transaction is fully completed. See footnote 2 of “Summary of Holdings” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The changes in the carrying amounts of licenses and goodwill for the nine months ended September 30, 2005 were as follows:

	Licenses and License Rights	Goodwill
	(Dollars in thousands)
Beginning Balance – December 31, 2004	$1,228,801	$445,212
Acquisitions and divestitures (1)	133,633	237
Assets of operations held for sale (2)	(21,945)	(2,741)
Other adjustments	—	(10)
Ending Balance – September 30, 2005	$1,340,489	$442,698

(1)   The $9.0 million deposit with the FCC for Auction 58 as of December 31, 2004 was reclassified to Licenses from Other current assets in the Consolidated Balance Sheet in the first quarter of 2005.

(2)   As a result of the 2005 definitive exchange agreement with ALLTEL, as described in Note 16 of the financial statements included in Item 1 of this Form 10-Q, $21.9 million of license and $2.7 million of goodwill were reclassified to Assets of Operations Held for Sale as of September 30, 2005.

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

The table below summarizes the change in asset retirement obligations during the nine months ended September 30, 2005 and 2004.

	September 30, 2005	September 30, 2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Balance, beginning of period	$72,575	$64,540
Additional liabilities accrued	4,701	3,089
Accretion expense	4,733	3,715
Liabilities of operations held for sale (1)	(1,925)	(430)
Disposition of assets (2)	—	(1,635)
Balance, end of period	$80,084	$69,279

(1)   Reclassified to liabilities of operations held for sale as a result of agreements with ALLTEL in 2005 and 2004, as described in Notes 15 and 16 of the Consolidated Financial Statements included in this Form 10-Q.

(2)   Relates to obligations associated with the properties sold to AT&T Wireless in February 2004 and are no longer obligations of U.S. Cellular.

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

The preparation of the consolidated financial statements requires U.S. Cellular to calculate its provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items, such as depreciation expense, for financial statement and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in U.S. Cellular’s Consolidated Balance Sheets. U.S. Cellular must then assess the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent U.S. Cellular believes that recovery is not likely, establish a valuation allowance. Judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. U.S. Cellular’s current net deferred tax asset totaled $15.3 million, and $73.2 million, as of September 30, 2005 and December 31, 2004, respectively. The net current deferred tax asset primarily represents the deferred tax effects of federal net operating loss carryforwards expected to be utilized within twelve months and the allowance for doubtful accounts on accounts receivable.

The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December31, 2004
		(As Restated)
	(Dollars in thousands)
Deferred Tax Asset - noncurrent
Net operating loss carryforward	$22,682	$23,896
Derivative instruments	22,372	26,026
Other	—	382
	45,054	50,304
Less valuation allowance	(10,989)	(12,347)
Total Deferred Tax Asset	34,065	37,957

Deferred Tax Liability - noncurrent
Property, plant and equipment	266,865	322,799
Licenses	256,223	240,401
Marketable equity securities	79,515	85,592
Partnership investments	82,773	59,415
Other	6,141	—
Total Deferred Tax Liability	691,517	708,207
Net Deferred Income Tax Liability	$657,452	$670,250

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

The deferred income tax liability relating to marketable equity securities totaled $79.5 million, and $85.6 million, as of September 30, 2005 and December 31, 2004, respectively. These amounts represent deferred income taxes calculated on the difference between the book basis and the tax basis of the marketable equity securities. Income taxes will be payable when U.S. Cellular disposes of the marketable equity securities.

TDS’s consolidated federal income tax return, which includes U.S. Cellular, is routinely subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities. U.S. Cellular periodically assesses the likelihood of adjustments to its tax liabilities resulting from these examinations to determine the adequacy of its provision for income taxes, including related interest. Judgment is required in assessing the eventual outcome of these examinations. Changes to such assessments affect the calculation of U.S. Cellular’s income tax expense. The IRS recently concluded its examination of TDS’s federal income tax returns for 1997 through 2001 and claims for research tax credits for 1995 through 2001. Based on the results of that examination, U.S. Cellular’s liability to TDS, calculated as if U.S. Cellular and its subsidiaries comprised a separate affiliate group, increased by $45.6 million. The additional tax due to TDS was paid in October 2005. This amount was recorded in Accrued taxes on the Consolidated Balance Sheet as of September 30, 2005.

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

In the first quarter of 2004, U.S. Cellular adjusted the useful lives of TDMA radio equipment, switch software and antenna equipment. TDMA radio equipment lives were adjusted to be fully depreciated by the end of 2008, which is the latest date the wireless industry will be required by regulation to support analog service. U.S. Cellular currently uses TDMA radio equipment to support analog service, and expects to have substantially all of its digital radio network migrated to CDMA 1XRTT or some future generation of CDMA technology by that time, with only a limited amount of TDMA radio equipment expected to be in service beyond 2008. The useful lives for certain switch software was reduced to one year from three years and antenna equipment lives were reduced from eight years to seven years in order to better align the useful lives with the actual length of time the assets are in use.

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

On November 9, 2005, TDS, as Lender, entered into an Intercompany Revolving Credit Agreement with U.S. Cellular, as Borrower.  This Intercompany Credit Agreement was entered into to provide U.S. Cellular with a senior revolving credit facility for general corporate purposes, including capital expenditures and working capital.  Amounts could be borrowed, repaid and reborrowed from time to time under the Intercompany Credit Agreement until such facility matured.  The facility was $105 million and the maturity date was December 23, 2005.  As discussed above, U.S. Cellular’s $700 million revolving credit facility was in default and U.S. Cellular was unable to make borrowings thereunder until it obtained waivers from the lenders.  Accordingly, TDS and U.S. Cellular entered into the Intercompany Credit Agreement to permit U.S. Cellular to borrow funds from TDS temporarily until it received such waivers.  Because such waivers have been received, this Intercompany Credit Agreement has terminated.

U.S. Cellular believes that the Intercompany Credit Agreement included representations and warranties and events of default that are usual and customary for senior facilities of this type. U.S. Cellular also believes that the Intercompany Credit Agreement contained other terms and conditions that are usual and customary for senior credit facilities of this type. The Intercompany Credit Agreement included limitations on U.S. Cellular and its subsidiaries with respect to liens, indebtedness, sales of assets, consolidations and mergers that are similar to those contained in U.S. Cellular’s $700 million revolving credit facility with unrelated lenders. The Intercompany Credit Agreement did not have any financial covenants.

U.S. Cellular’s Board of Directors, including independent directors, approved the terms and conditions of the Intercompany Credit Agreement and determined that such terms and conditions were fair to U.S. Cellular and all of its shareholders. The pricing terms of the Intercompany Credit Agreement were the same as those under the Revolving Credit Facility.

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

The following persons are partners of Sidley Austin LLP, the principal law firm of U.S. Cellular and its subsidiaries:  Walter C.D. Carlson, a director of U.S. Cellular, a director and non-executive Chairman of the Board of Directors of TDS and a trustee and beneficiary of a voting trust that controls TDS; William S. DeCarlo, the General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the General Counsel and an Assistant Secretary of U.S. Cellular and the General Counsel and/or Assistant Secretary of certain other subsidiaries of TDS. Walter C.D. Carlson does not provide legal services to TDS, U.S. Cellular or their subsidiaries.

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

•    Early redemptions of debt or repurchases of debt, issuance of debt, changes in forward contracts, changes in operating leases, changes in purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations in U.S. Cellular’s Annual Report on Form 10-K/A for the year ended December 31, 2004, as updated by this Quarterly Report on Form 10-Q to be different from the amounts presented.

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

•    Changes in prices, the number of wireless customers, average revenue per unit, penetration rates, churn rates, selling expenses, net customer retention costs, customers choosing local number portability, roaming rates and the mix of products and services offered in wireless markets could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

•    Changes in roaming partners’ rates for voice and data services and the lack of standards and roaming agreements for wireless data products could place U.S. Cellular’s service offerings at a disadvantage to those offered by other wireless carriers with more nationwide service territories, and could have an adverse effect on U.S. Cellular’s operations.

•    Changes in access to content for data or video services and in access to new handsets being developed by vendors could have an adverse effect on U.S. Cellular’s financial condition or results of operations.

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

•    War, conflicts, hostilities, terrorist attacks and/or natural disasters could have an adverse effect on U.S. Cellular’s business.

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

•    A material weakness in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or permit fraud, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations or access to capital markets. Assurance cannot be provided as to when such material weaknesses disclosed herein will be remediated.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Long-term Debt

U.S. Cellular is subject to market risks due to fluctuations in interest rates and equity markets. The majority of U.S. Cellular’s debt, excluding long-term debt related to the forward contracts, is in the form of long-term, fixed-rate notes with original maturities ranging up to 30 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. The long-term debt related to the forward contracts is variable-rate debt. The variable-rate forward contracts require quarterly interest payments that are dependent on market interest rates. Increases in interest rates will result in increased interest expense. As of September 30, 2005, U.S. Cellular had not entered into any significant financial derivatives to reduce its exposure to interest rate risks.

Reference is made to the disclosure under Market Risk – Long Term Debt in U.S. Cellular’s Annual Report on Form 10-K/A for the year ended December 31, 2004, for additional information about the annual requirements of principal payments, the average interest rates, and the estimated fair values of long-term debt.

Marketable Equity Securities and Derivatives

U.S. Cellular currently holds a portfolio of available-for-sale marketable equity securities, the majority of which are the result of sales or trades of non-strategic assets. The market value of these investments aggregated $270.6 million at September 30, 2005. As of September 30, 2005, the net unrealized holding gain, net of tax included in Accumulated other comprehensive income in the Consolidated Balance Sheet totaled $69.8 million.

A subsidiary of U.S. Cellular has entered into forward contracts related to the marketable equity securities that it holds. U.S. Cellular has provided the counterparties with guarantees which provide assurance to the counterparties that all principal and interest amounts will be paid when due. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”). The downside limit is hedged at or above the cost basis thereby eliminating the risk of an other than temporary loss being recorded on these contracted securities.

Under the terms of the forward contracts, U.S. Cellular continues to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts mature in May 2007 and, at U.S. Cellular’s option, may be settled in shares of the respective security or in cash, pursuant to formulas that “collar” the price of the shares. The collars effectively limit downside risk and upside potential on the contracted shares. The collars are typically adjusted for any changes in dividends on the contracted shares. If the dividend increases above the dividends assumed in the contracts, the collar’s upside potential is typically reduced. If the dividend decreases, the collar’s upside potential is typically increased. If U.S. Cellular elects to settle in shares, it will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized under the forward contract through maturity. If U.S. Cellular elects to settle in cash, it will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula. If cash is delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability or a deferred tax benefit, based on the difference between the amount of cash paid in the settlement and the net amount realized through maturity.

Deferred taxes have been provided for the difference between the carrying value and the income tax basis of the marketable equity securities and are included in Net deferred income tax liability on the Consolidated Balance Sheets. Such deferred tax liabilities totaled $79.5 million at September 30, 2005.

The following table summarizes certain details surrounding the contracted securities as of September 30, 2005.

	Collar (1)
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)

Vodafone	10,245,370	$15.07 - $16.07	$20.00 - $21.44	$159,856

(1)   The per share amounts represent the range of floor and ceiling prices of the Vodafone shares monetized.

The following analysis presents the hypothetical change in the fair value of marketable equity securities and derivative instruments at September 30, 2005, using the Black-Scholes model, assuming hypothetical price fluctuations of plus and minus 10%, 20% and 30%. The table presents hypothetical information as required by SEC rules. U.S. Cellular has no intention of selling any marketable equity securities or canceling any derivative instruments at this time.

	Valuation of investments assuming indicated decrease			September 30, 2005	Valuation of investments assuming indicated increase
($ in millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Marketable Equity Securities	$189.4	$216.5	$243.5	$270.6	$297.7	$324.7	$351.8
Derivative Instruments (1)	$(1.1)	$(20.1)	$(34.3)	$(60.9)	$(88.8)	$(114.3)	$(140.3)

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that U.S. Cellular’s disclosure controls and procedures were not effective as of September 30, 2005, at the reasonable assurance level, because of the material weaknesses described below. Notwithstanding the material weaknesses that existed as of September 30, 2005, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operation and cash flows of U.S. Cellular and its subsidiaries in conformity with accounting principles generally accepted in the United States of America.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the restatement as discussed in Note 1 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, the following material weaknesses were identified in U.S. Cellular’s internal control over financial reporting as of December 31, 2004 which continued to exist at September 30, 2005:

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

Changes in Internal Control Over Financial Reporting

Except for the addition of technical accounting personnel as discussed above, there were no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect U.S. Cellular’s internal control over financial reporting. Also, as discussed herein, U.S. Cellular has made or intends to make material changes to internal control over financial reporting in order to remediate the material weaknesses discussed above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides certain information with respect to all purchases of U.S. Cellular Common Shares made by or on behalf of U.S. Cellular, and all open market purchases of such shares made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, during the quarter covered by this Form 10-Q.

PURCHASES OF U.S. CELLULAR COMMON SHARES

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – 31, 2005	—	$—	—	160,928
August 1 – 31, 2005	—	—	—	161,535
September 1 – 30, 2005	—	—	—	162,885
Total for or as of end of the quarter ended September 30, 2005	—	$—	—	162,885

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

The following is additional information with respect to U.S. Cellular’s publicly announced Common Share repurchase program:

i.      The program was announced on May 15, 2000 by Form 10-Q.

ii.     The share amount originally approved for repurchase was up to 1% of the number of outstanding Common Shares of U.S. Cellular not held by TDS or any affiliate thereof in any three-month period. As of September 30, 2005, based on the number of unaffiliated U.S. Cellular Common Shares outstanding on such date, U.S. Cellular would be permitted to acquire up to 162,885 Common Shares in a three-month period less the number of shares purchased within three months prior to any specific purchase.

iii.    There is no expiration date for the program.

iv.    No Common Share repurchase program has expired during the quarter covered by this Form 10-Q.

v.     During the quarter covered by this Form 10-Q, U.S. Cellular did not make any decision to terminate the foregoing Common Share repurchase program prior to expiration or to cease making further purchases thereunder.

Item 5. Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 - Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular had no borrowings on its Revolving Credit Facility as of September 30, 2005. During the quarter covered by this Form 10-Q, U.S. Cellular repaid $50.0 million of Revolving Credit Facility borrowings that were outstanding as of June 30, 2005. Such borrowings were repaid with cash flows from operating activities.

The foregoing description is qualified by reference to the description of the Revolving Credit Facility under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 9, 2004, and a copy of the Revolving Credit Facility, which is included as Exhibit 4.1 of U.S. Cellular’s Current Report on such Form 8-K dated December 9, 2004, and is incorporated by reference herein.

Item 6. Exhibits

Exhibit 2.1 – Exchange Agreement dated September 12, 2005, between U.S. Cellular and ALLTEL Communications, Inc., is hereby incorporated by reference to Exhibit 2.1 to U.S. Cellular’s Form 8-K dated September 12, 2005.

Exhibit 4.1 – Intercompany Credit Agreement dated as of November 9, 2005, between Telephone and Data Systems, Inc. and United States Cellular Corporation is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s current report in Form 8-K dated November 9, 2005.

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

Exhibit 10.5 – Letter agreement between United States Cellular Corporation and Steven T. Campbell dated June 1, 2005, is hereby incorporated by reference to Exhibit 99.2 to U.S. Cellular’s Form 8-K dated June 1, 2005.

Exhibit 10.6 – United States Cellular Corporation 2005 Executive Officer Annual Incentive Plan, is hereby incorporated by reference to Exhibit 10.6 to U.S. Cellular’s Form 10-Q/A for the quarter ended June 30, 2005.

Exhibit 11 – Statement regarding computation of per share earnings is included herein as Note 5 to the Consolidated Financial Statements included in this Form 10-Q.

Exhibit 12 – Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 31.1 – Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in the Company’s Form 10-K/A for the year ended December 31, 2004. Reference is made to the Company’s Form 10-K/A for the year ended December 31, 2004, for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

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
Steven T. Campbell
Vice President and Controller
(Principal Accounting Officer)

Signature page for the U.S. Cellular 2005 Third Quarter Form 10-Q