Form 10-K
period 2005-12-31
UNITED STATES CELLULAR CORP
filed 2006-07-28
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes       No  ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.      Yes       No  ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No ✓

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No  ✓

As of June 30, 2005, the aggregate market value of registrant’s Common Shares held by nonaffiliates was approximately $787.2 million (based upon the closing price of the Common Shares on June 30, 2005, of $49.94, as reported by the American Stock Exchange). For purposes hereof, it was assumed that each director, executive officer and holder of 10% or more of the voting power of U.S. Cellular is an affiliate.

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 31, 2006, is 54,197,834 Common Shares, $1 par value, and 33,005,877 Series A Common Shares, $1 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the registrant’s 2005 Annual Report to Shareholders filed as Exhibit 13, hereto, and of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2006 Annual Meeting of Shareholders, filed as Exhibit 99.1 hereto, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Parts II and III of this report.

CROSS REFERENCE SHEET
AND
TABLE OF CONTENTS

		Page Number or Reference(1)
Part I
Item 1.	Business	3
Item 1A.	Risk Factors	34
Item 1B.	Unresolved Staff Comments	48
Item 2.	Properties	48
Item 3.	Legal Proceedings	48
Item 4.	Submission of Matters to a Vote of Security Holders	48
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	49	(2)
Item 6.	Selected Financial Data	50	(3)
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50	(4)
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	50	(5)
Item 8.	Financial Statements and Supplementary Data	50	(6)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	50
Item 9A.	Controls and Procedures	50
Item 9B.	Other Information	54
Part III
Item 10.	Directors and Executive Officers of the Registrant	55	(7)
Item 11.	Executive Compensation	55	(8)
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	55	(9)
Item 13.	Certain Relationships and Related Transactions	55	(10)
Item 14.	Principal Accountant Fees and Services	55	(11)
Part IV
Item 15.	Exhibits and Financial Statement Schedules	56

(1)            Parenthetical references are to information incorporated by reference from Exhibit 13 hereto, which includes portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2005 (“Annual Report”) and from Exhibit 99.1 hereto, which includes certain sections expected to be included in the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2006 Annual Meeting of Shareholders (“Proxy Statement”).

(2)            Annual Report sections entitled “Stock and Dividend Information” and “Consolidated Quarterly Information (Unaudited).”

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

(9)            Proxy Statement sections entitled “Security Ownership of Certain Beneficial Owners and Management “ and “Securities Authorized for Issuance under Equity Compensation Plans.”

(10)     Proxy Statement section entitled “Certain Relationships and Related Transactions.”

(11)     Proxy Statement section entitled “Fees Paid to Principal Accountants.”

United States Cellular Corporation

8410 WEST BRYN MAWR      •      CHICAGO, ILLINOIS 60631

TELEPHONE (773) 399-8900

PART I

Item 1.   Business

United States Cellular Corporation (“U.S. Cellular”) provides wireless telephone service to approximately 5,482,000 customers through the operations of 189 majority-owned (“consolidated”) wireless licenses throughout the United States. Since 1985, when it began providing wireless service in Knoxville, Tennessee and Tulsa, Oklahoma, U.S. Cellular has expanded its wireless networks and customer service operations to cover six market areas in 26 states as of December 31, 2005. Through a 2003 exchange transaction and Federal Communications Commission (“FCC”) Auction 58 (as defined below), U.S. Cellular owns, directly and indirectly, rights to wireless licenses covering territories in two additional states and has the rights to commence service in those licensed areas in the future. The wireless licenses that U.S. Cellular currently includes in its consolidated operations cover a total population of more than one million in each market area, including the contiguous Midwest and Southwest market area, which covers a total population of more than 32 million, and one other market area which covers a total population of more than five million.

U.S. Cellular’s ownership interests in wireless licenses include both consolidated and investment interests in licenses covering 164 cellular metropolitan statistical areas (as designated by the U.S. Office of Management and Budget and used by the Federal Communications Commission (“FCC”) in designating metropolitan cellular market areas) or rural service areas (as used by the FCC in designating non-metropolitan statistical area cellular market areas) (“cellular licenses”) and 49 personal communications service basic trading areas (used by the FCC in dividing the United States into personal communications service market areas for licenses in Blocks C through F). Of those interests, U.S. Cellular owns controlling interests in 140 cellular licenses and each of the 49 personal communications service basic trading areas. As of December 31, 2005, U.S. Cellular also owned, directly and indirectly, rights to acquire controlling interests in 28 additional personal communications service licenses, through an acquisition agreement with AT&T Wireless Services, Inc. (“AT&T Wireless”), now a subsidiary of Cingular Wireless LLC (“Cingular) and from Auction 58 (as discussed below).

At December 31, 2005, U.S. Cellular was a limited partner in Carroll Wireless, L.P. (“Carroll Wireless”). U.S. Cellular consolidates Carroll Wireless for financial reporting purposes because it is deemed to have a controlling financial interest in Carroll Wireless. Carroll Wireless participated in FCC wireless spectrum Auction 58, in which eligible participants bid on designated personal communication service spectrum licenses. Carroll Wireless did not own any interests in wireless licenses or any other significant assets as of December 31, 2005. As a result of Auction 58, which ended on February 15, 2005, Carroll Wireless was a successful bidder for 17 personal communication service licenses in 12 states for a cost of $129.9 million.

On January 6, 2006, the FCC granted Carroll Wireless’ applications with respect to 16 of the 17 licenses for which it had been the successful bidder and dismissed one application, relating to Walla Walla, Washington. Following the completion of Auction 58, the FCC determined that a portion of the Walla Walla license was already licensed to another party and should not have been included in Auction 58. Accordingly, in March 2006, Carroll Wireless received a full refund of the amount previously paid to the FCC with respect to the Walla Walla license. See “Wireless Systems Development—Auction 58” for further discussion of U.S. Cellular and Carroll Wireless’ obligations pursuant to Auction 58.

U.S. Cellular manages the operations of all but two of the licenses in which it owns a controlling interest; U.S. Cellular has contracted with another wireless operator to manage the operations of these other two licenses. U.S. Cellular includes the operations of each of these two licenses in its consolidated results of operations. U.S. Cellular also manages the operations of three additional licenses in which it does not own a controlling interest, through an agreement with the controlling interest holder or holders. U.S. Cellular accounts for its interests in each of these three licenses using the equity method of accounting.

The following table summarizes the status of U.S. Cellular’s interests in wireless markets at December 31, 2005. Personal communications service markets are designated as “PCS.”

	Total	Cellular	PCS
Consolidated markets (1)	189	140	49
Consolidated markets to be acquired pursuant to existing agreements (2)	28	—	28
Minority interests accounted for using equity method (3)	19	19	—
Minority interests accounted for using cost method (4)	5	5	—
Total markets to be owned after completion of pending transactions	241	164	77

(1)             U.S. Cellular owns a controlling interest in each of the 140 cellular markets and 49 personal communications service markets it included in its consolidated markets at December 31, 2005.

(2)             U.S. Cellular owns rights to acquire controlling interests in 28 additional personal communications service licenses, through an acquisition agreement with AT&T Wireless which was closed in August 2003 and as a result of Auction 58. U.S. Cellular has up to five years from the transaction closing date to exercise its rights to acquire 21 licenses from AT&T Wireless. Four of the 21 licenses are in markets where U.S. Cellular currently owns personal communications service spectrum and are therefore not included in the number of consolidated markets to be acquired. Only the incremental markets are included in the number of consolidated markets to be acquired to avoid duplicate reporting of overlapping markets.

On January 6, 2006, through Auction 58, the FCC granted Carroll Wireless’ applications with respect to 16 of the 17 licenses for which it had been the successful bidder and dismissed one application, relating to Walla Walla, Washington. Of the 16 licenses which were granted to Carroll Wireless, five are in markets in which U.S. Cellular currently owns personal communications service spectrum; the other 11 markets represent markets which are incremental to U.S. Cellular’s currently owned or acquirable markets.

(3)             Represents cellular licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the equity method. U.S. Cellular’s investments in these licenses are included in Investment in unconsolidated entities in its Consolidated Balance Sheets and its proportionate share of the net income of these licenses is included in Investment income in its Consolidated Statements of Operations.

(4)             Represents cellular licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the cost method. U.S. Cellular’s investments in these licenses are included in Investment in unconsolidated entities in its Consolidated Balance Sheets.

Some of the territory covered by the personal communications service licenses U.S. Cellular operates overlaps with territory covered by the cellular licenses it operates. For the purpose of tracking population counts in order to calculate market penetration, when U.S. Cellular acquires a licensed area that overlaps a licensed area it already owns, it does not duplicate the population counts for any overlapping licensed area. Only non-overlapping, incremental population counts are added to the reported amount of total population in the case of an acquisition of a licensed area that overlaps a previously owned licensed area. The incremental population counts that are added in such event are referred to throughout this Form 10-K as “incremental” population measurements. Amounts reported in this Form 10-K as “total market population” do not duplicate any population counts in the case of any overlapping licensed areas U.S. Cellular owns.

U.S. Cellular owns interests in consolidated wireless licenses which cover a total population of 45.2 million as of December 31, 2005. U.S. Cellular also owns investment interests in wireless licenses which represent 1.7 million population equivalents as of that date. “Population equivalents” represent the population of a wireless licensed area, based on 2004 Claritas estimates, multiplied by the percentage interest that U.S. Cellular owns in an entity licensed to operate such wireless license.

U.S. Cellular believes that it is the sixth largest wireless operating company in the United States at December 31, 2005, based on internally prepared calculations of the aggregate number of customers in its consolidated markets compared to the number of customers disclosed by other wireless companies in their publicly released information. U.S. Cellular’s business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular anticipates that grouping its operations into market areas will continue to provide it with certain economies in its capital and operating costs. U.S. Cellular has also divested outright or included in exchanges for other wireless interests certain consolidated and investment interests which are considered less essential to its operating strategy.

Wireless systems in U.S. Cellular’s consolidated markets served approximately 5,482,000 customers at December 31, 2005, and contained 5,428 cell sites. The average penetration rate in U.S. Cellular’s consolidated markets, as calculated by dividing the number of U.S. Cellular customers by the total population in such markets, was 12.12% at December 31, 2005, and the number of customers who discontinued service (the “churn rate”) in these markets averaged 1.70% per month for the twelve months ended December 31, 2005.

U.S. Cellular was incorporated in Delaware in 1983. U.S. Cellular’s executive offices are located at 8410 West Bryn Mawr, Chicago, Illinois 60631. Its telephone number is 773-399-8900. The Common Shares of U.S. Cellular are listed on the American Stock Exchange under the symbol “USM.” U.S. Cellular’s 8.75% Senior Notes are listed on the New York Stock Exchange under the symbol “UZG.” U.S. Cellular’s 7.5% Senior Notes are listed on the New York Stock Exchange under the symbol “UZV.” U.S. Cellular is a majority-owned subsidiary of Telephone and Data Systems, Inc. (AMEX symbol “TDS”). As of December 31, 2005, TDS owned 81.3% of the combined total of the outstanding Common Shares and Series A Common Shares of U.S. Cellular and controlled 95.8% of the combined voting power of both classes of common stock.

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

Possible U.S. Cellular Transaction

On February 18, 2005, TDS disclosed that TDS may possibly offer to issue TDS Special Common Shares in exchange for all of the Common Shares of U.S. Cellular which are not owned by TDS (a “Possible U.S. Cellular Transaction”). As of December 31, 2005, TDS owned approximately 81.3% of the shares of common stock of U.S. Cellular. TDS disclosed that a Possible U.S. Cellular Transaction would cause U.S. Cellular to become a wholly owned subsidiary of TDS. TDS has set no time frame for a Possible U.S. Cellular Transaction and there are no assurances that a transaction will occur.

See the proxy statement of TDS, dated March 14, 2005, filed with the SEC relating to the Special Common Share proposal for additional information relating to the foregoing.

Wireless Telephone Operations

The Wireless Telephone Industry.   Wireless telephone technology provides high-quality, high-capacity communications services to hand-held portable, in-vehicle and fixed location wireless telephones, using radio spectrum licensed by the FCC. Wireless telephone systems are designed for maximum mobility of the customer. Access is provided through system interconnections to local, regional, national and world-wide telecommunications networks. Wireless telephone systems also offer a full range of services, similar to those widely offered by conventional (“landline”) telephone companies. Data transmission capabilities offered by wireless telephone systems may be at slower speeds than those offered by landline telephone or other data service providers.

Wireless telephone systems divide each service area into smaller geographic areas or “cells.” Each cell is served by radio transmitters and receivers which operate on discrete radio frequencies licensed by the FCC. All of the cells in a system are connected to a computer-controlled mobile telephone switching office. Each mobile telephone switching office is connected to the landline telephone network and potentially other mobile telephone switching offices. Each conversation on a wireless phone involves a transmission over a specific set of radio frequencies from the wireless phone to a transmitter/receiver at a cell site. The transmission is forwarded from the cell site to the mobile telephone switching office and from there may be forwarded to the landline telephone network or to another wireless phone to complete the call. As the wireless telephone moves from one cell to another, the mobile telephone switching office monitors radio signal strength and transfers (“hands off”) the call from one cell to the next. This hand-off is not noticeable to either party on the phone call.

The FCC currently grants two licenses to provide cellular telephone service in each cellular licensed area. Multiple licenses have been granted in each personal communications service licensed area, and these licensed areas overlap with cellular licensed areas. As a result, personal communications service license holders can and do compete with cellular license holders for customers. In addition, specialized mobile radio systems operators such as Sprint Nextel are providing wireless services similar to those offered by U.S. Cellular. Competition for customers also includes competing communications technologies, such as:

•       conventional landline telephone,

•       mobile satellite communications systems,

•       radio paging,

•       mobile virtual network operators,

•       resellers and

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

The services available to wireless customers, and the sources of revenue available to wireless system operators, are similar to those provided by landline telephone companies. Customers may be charged a separate fee for system access, airtime, long-distance calls and ancillary services. Wireless system operators also provide service to customers of other operators’ wireless systems while the customers are temporarily located within the operators’ service areas.

Customers using service away from their home system are called “roamers.” Roaming is available because technical standards require that analog wireless telephones be compatible in all cellular market areas in the United States. Additionally, because U.S. Cellular has deployed digital radio technologies in substantially all of its service areas, its customers with digital, dual-mode (both analog and digital capabilities) or tri-mode (analog plus digital capabilities at both the cellular and personal communications service radio frequencies) wireless telephones can roam in other companies’ service areas which have a compatible digital technology in place. Likewise, U.S. Cellular can provide roaming service to other companies’ customers who have compatible digital wireless telephones. In all cases, the system that provides the service to roamers will generate usage revenue, at rates that have been negotiated between the serving carrier and the customer’s carrier.

There have been a number of technical developments in the wireless industry since its inception. Currently, while substantially all companies’ mobile telephone switching offices process information digitally, on certain cellular systems the radio transmission uses analog technology. Under FCC rules now in effect, the requirement of offering analog service will expire in February, 2008, provided wireless carriers and their vendors can develop digital handsets compatible with certain types of hearing aids. All personal communications service systems utilize digital radio transmission. Several years ago, certain digital transmission techniques were approved for implementation by the wireless industry in the United States. Time Division Multiple Access (“TDMA”) technology was selected as one industry standard by the wireless industry and has been deployed by many wireless operators, including U.S. Cellular’s operations in a substantial portion of its markets. Another digital technology, Code Division Multiple Access (“CDMA”), was also deployed by U.S. Cellular in its remaining markets.

In 2002 through 2004, U.S. Cellular completed its deployment of CDMA 1XRTT technology, which improves capacity and allows for higher speed data transmission than basic CDMA, throughout all of its markets. Migration of U.S. Cellular’s customers who currently use TDMA or analog handsets to CDMA compatible handsets in all of its markets is substantially complete.

U.S. Cellular believes CDMA technology is the best digital radio technology choice for its operations for the following reasons:

•       TDMA technology will not be supported by manufacturers of future generations of wireless products due to limitations on the services it enables wireless companies to provide.

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

In 2006, U.S. Cellular and others in the wireless industry will change the type of handset identifier used to track specific handset units provided to customers. Similar to a vehicle identification number, each handset has a 32-bit electronic serial number (ESN) “burned” into it for purposes of tracking service activation, billing, repair and fraud detection. The current supply of ESNs is dwindling, and the current system will be replaced by a 56-bit mobile equipment identifier (MEID) system sometime in 2006.

U.S. Cellular will continue to retain TDMA technology for the next few years in markets in which such technology is in use today. This will enable U.S. Cellular to provide TDMA-based service to its customers who still choose to use TDMA-based handsets and to roamers from other wireless providers who have TDMA-based networks. Also, since the TDMA equipment has analog capabilities embedded, U.S. Cellular will maintain the TDMA network in order to be able to meet the FCC mandate of retaining analog capability through February 2008.

U.S. Cellular continually reviews its long-term technology plans. In late 2006, U.S. Cellular expects to introduce a limited trial of Evolution—Data Optimized (“EV-DO”) technology. This technology, which increases the speed of data transmissions on the wireless network, is being deployed by certain other wireless companies. A revision to the current EV-DO standard is expected to be commercially available in 2006. U.S. Cellular will evaluate any planned investment in EV-DO technology in light of the revenue opportunities afforded by the deployment of such technology.

U.S. Cellular’s Operations.   Management anticipates that U.S. Cellular will experience increases in wireless units in service and revenues in 2006 through internal growth , including growth from markets launched in 2004 and 2005 as these markets are more fully developed and integrated into its operations.

Expenses associated with customer and revenue growth will be substantial. The amount of such expenses, in combination with the gain on sales of assets recorded in 2005, may reduce the percentage growth in the amount of operating income during 2006, while the percentage growth in cash flows from operating activities is expected to increase. In addition, U.S. Cellular anticipates that the seasonality of revenue streams and operating expenses may cause U.S. Cellular’s cash flows from operating activities and operating income to vary from quarter to quarter.

Changes in any of several factors may reduce U.S. Cellular’s growth in operating income and net income over the next few years. These factors include but are not limited to:

•       the growth rate in U.S. Cellular’s customer base;

•       the usage and pricing of wireless services;

•       the cost of providing wireless services, including the cost of attracting and retaining customers;

•       the cost to develop operations of newly launched operating markets;

•       the churn rate;

•       continued capital expenditures, which are necessary to improve the quality of U.S. Cellular’s network and to expand its operations into new markets;

•       continued competition from other wireless licensees and other telecommunication technologies;

•       continued consolidation in the wireless industry;

•       the growth rate in the use of U.S. Cellular’s easyedgesm  and other brands of enhanced data services and products;

•       continued declines in inbound roaming revenue; and

•       continuing technological advances which may provide substitute or better wireless products/services and additional competitive alternatives to wireless service.

U.S. Cellular continues to build a larger presence in selected geographic areas throughout the United States where it can efficiently integrate and manage wireless telephone systems. Its wireless interests included six market areas as of December 31, 2005. See “U.S. Cellular’s Wireless Interests.”

Wireless Systems Development

Acquisitions, Divestitures and Exchanges.   U.S. Cellular assesses its wireless holdings on an ongoing basis in order to maximize the benefits derived from its operating markets. U.S. Cellular also reviews attractive opportunities to acquire additional operating markets and wireless spectrum. As part of this strategy, U.S. Cellular may from time-to-time be engaged in negotiations relating to the acquisition of companies, strategic properties or wireless spectrum. U.S. Cellular may participate as a bidder, or member of a bidding group, in auctions administered by the FCC, including the FCC auction designated as Auction 66, which is scheduled to begin in August 2006. See “Auction 58” for a discussion of the auction completed in early 2005. U.S. Cellular has also divested outright or included in exchanges for other wireless interests those markets that are not strategic to its long-term success and has redeployed capital to more strategically important parts of the business. As part of this strategy, U.S. Cellular may from time-to-time be engaged in negotiations relating to the disposition of other non-strategic properties.

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

Auction 66.   U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which may participate in the auction of wireless spectrum designated by the FCC as Auction 66, which is scheduled to begin in August 2006. Barat Wireless intends to qualify as a “designated entity” and be eligible for discounts with respect to spectrum purchased in Auction 66.

Barat Wireless is in the process of developing its long-term business and financing plans. As of July 14, 2006, U.S. Cellular has made capital contributions and advances to Barat Wireless and/or its general partner of $79.9 million to provide initial funding of Barat Wireless’ participation in Auction 66. U.S. Cellular will consolidate Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, for financial reporting purposes, pursuant to the guidelines of FASB Interpretation No. 46R (“FIN 46R”), as U.S. Cellular anticipates absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

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

On January 6, 2006, the FCC granted Carroll Wireless’ applications with respect to 16 of the 17 licenses for which it had been the successful bidder and dismissed one application, relating to Walla Walla, Washington. Following the completion of Auction 58, the FCC determined that a portion of the Walla Walla, Washington license was already licensed to another party and should not have been included in Auction 58. Accordingly, in March 2006, Carroll Wireless received a full refund of the $228,000 previously paid to the FCC with respect to the Walla Walla license.

Carroll Wireless is in the process of developing its long-term business and financing plans. As of December 31, 2005, U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of $129.9 million to fund the amount deposited with the FCC; this amount is included in Licenses on the Consolidated Balance Sheet as of December 31, 2005. U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial reporting purposes, pursuant to the guidelines of FIN 46R, as U.S. Cellular anticipates absorbing a majority of Carroll Wireless’ expected gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Carroll Wireless and/or its general partner. In

November 2005, U.S. Cellular approved additional funding of up to $1.4 million, of which $0.1 million of funding has been provided to date, for Carroll Wireless and Carroll PCS.

Sales and Exchanges of Wireless Interests.   On December 19, 2005, U.S. Cellular completed an exchange of certain wireless interests and operations pursuant to an agreement with ALLTEL Communications, Inc. Under the agreement, U.S. Cellular acquired fifteen rural service area (“RSA”) markets in Kansas and Nebraska in exchange for two RSA markets in Idaho and $58.1 million in cash, including a preliminary working capital adjustment. U.S. Cellular recorded a pre-tax gain of $44.7 million on the exchange. The gain represented the excess of the fair value of assets acquired and liabilities assumed over the sum of cash and net carrying value of assets and liabilities delivered in the exchange.

In addition, in 2005, U.S. Cellular purchased a controlling interest in one wireless property and certain minority interests in wireless markets in which it already owned a controlling interest for $6.9 million in cash.

Pending Wireless Matter.   U.S. Cellular owns approximately 14% of Midwest Wireless Communications, LLC, which holds FCC licenses and operates certain wireless markets in southern Minnesota. U.S. Cellular accounts for this interest using the equity method. This interest is convertible into approximately an 11% interest in Midwest Wireless Holdings, LLC, a privately-held wireless telecommunications company that controls Midwest Wireless Communications. Midwest Wireless Holdings, through other subsidiaries, also holds FCC licenses and operates certain wireless markets in northern and eastern Iowa and western Wisconsin.

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

By letter dated December 30, 2005, Midwest Wireless Holdings was advised on behalf of U.S. Cellular that U.S. Cellular was entitled to exercise certain rights of first refusal with respect to Midwest Wireless Holdings’ interest in Midwest Wireless Communications and demanded that Midwest Wireless Holdings take all steps to afford U.S. Cellular its rights of first refusal. On January 12, 2006, U.S. Cellular filed a lawsuit against Midwest Wireless Holdings and Midwest Wireless Communications seeking, among other things, to enforce such rights. On January 25, 2006, Midwest Wireless Holdings and Midwest Wireless Communications filed an answer denying U.S. Cellular’s claims, alleging counterclaims of breach of contract and tortious interference with contractual relations and asking for declaratory relief and unspecified damages and costs. A trial on the merits of U.S. Cellular’s claim to be entitled to first refusal rights was held from May 10-12, 2006. On June 7, 2006, the court denied U.S. Cellular’s right of first refusal. As a result of the court's ruling the counterclaims have been rendered moot.

On January 31, 2006, U.S. Cellular also filed a petition to deny the FCC license transfer of control applications filed by ALLTEL and Midwest Wireless Holdings seeking FCC consent to their transaction. That petition is pending.

Although U.S. Cellular will not be afforded its rights of first refusal as a result of the foregoing court decision, U.S. Cellular will be entitled to receive approximately $102.7 million in cash in consideration with respect to its interest in Midwest Wireless Communications upon the closing of the acquisition of Midwest Wireless Holdings by ALLTEL. This closing is subject to FCC approval, antitrust review under the Hart Scott Rodino Act and other conditions.

In addition, U.S. Cellular owns 49% of an entity, accounted for under the equity method, which owns approximately 2.9% of Midwest Wireless Holdings. If the transaction with ALLTEL occurs, this entity will receive cash in consideration for its interest in Midwest Wireless Holdings. Following that, this entity will be dissolved and U.S. Cellular will be entitled to receive approximately $11.4 million in cash.

The net aggregate carrying value of U.S. Cellular’s investments in Midwest Wireless Communications and Midwest Wireless Holdings was approximately $21.2 million at December 31, 2005.

License Rights Related to Exchange of Markets with AT&T Wireless.   Pursuant to a transaction with AT&T Wireless which was completed on August 1, 2003, U.S. Cellular acquired rights to 21 licenses that have not yet been assigned to U.S. Cellular. These licenses, with a recorded value of $42.0 million, are accounted for in Licenses on the Consolidated Balance Sheets. All asset values related to the properties acquired or pending, including license values, were determined by U.S. Cellular.

Wireless Interests and Operating Market Areas

U.S. Cellular operates its adjacent wireless systems under an organization structure in which it groups its markets into geographic market areas to offer customers large local service areas which primarily utilize U.S. Cellular’s network. Customers may make outgoing calls and receive incoming calls within each market area without special roaming arrangements. In addition to benefits to customers, its operating strategy also has provided to U.S. Cellular certain economies in its capital and operating costs. These economies are made possible through the reduction of outbound roaming costs and increased sharing of facilities, personnel and other costs, enabling U.S. Cellular to reduce its per customer cost of service. The extent to which U.S. Cellular benefits from these revenue enhancements and economies of operation is dependent on market conditions, population size of each market area and network engineering considerations.

The following section details U.S. Cellular’s wireless interests, including those it owned or had the right to acquire as of December 31, 2005. The table presented therein lists the markets that U.S. Cellular includes in its consolidated operations, grouped according to operating market area. The operating market areas represent geographic areas in which U.S. Cellular is currently focusing its development efforts. These market areas have been devised with a long-term goal of allowing delivery of wireless service to areas of economic interest.

For consolidated markets, the table aggregates the total population within each operating market area, regardless of U.S. Cellular’s percentage ownership, or expected percentage ownership pursuant to definitive agreements,  in the licenses included in such operating market areas. Those markets in which U.S. Cellular owns or has rights to own less than 100% of the license show U.S. Cellular’s ownership percentage or expected ownership percentage; in all others, U.S. Cellular owns or has the rights to own 100% of the license. For licenses in which U.S. Cellular owns an investment interest, the related population equivalents are shown, defined as the total population of each licensed area multiplied by U.S. Cellular’s ownership interest in each such license.

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

U.S. CELLULAR’S WIRELESS INTERESTS

The table below sets forth certain information with respect to the interests in wireless markets which U.S. Cellular owned or had the right to acquire pursuant to definitive agreements as of December 31, 2005.

Some of the territory covered by the personal communications service licenses U.S. Cellular owns overlaps with territory covered by the cellular licenses it owns. For the purpose of tracking amounts in the “2004 Total Population” column in the table below, when U.S. Cellular acquires or agrees to acquire a licensed area that overlaps a licensed area it already owns, it does not duplicate the total population for any overlapping licensed area. Only non-overlapping, incremental population amounts are added to the amounts in the “2004 Total Population” column in the table below, in the case of an acquisition of a licensed area that overlaps a previously owned licensed area.

	Current or
	Future
	Percentage	2004 Total
Market Area/Market	Interest (1)	Population (2)
Markets Currently Consolidated or Which Are Expected To Be Consolidated
MIDWEST MARKET AREA:
Chicago Major Trading Area/Michigan
Chicago, IL-IN-MI-OH 20MHz B Block MTA # (3) (4)
Kalamazoo, MI 20MHz A Block # (5)
Battle Creek, MI 20MHz A Block # (5)
Jackson, MI 10MHz A Block # (5)
		13,065,000
Wisconsin/Minnesota
Minneapolis-St. Paul, MN-WI 10 MHz C Block # (6)	90.00%
Milwaukee, WI
Madison, WI	92.50
Columbia (WI 9)
Appleton, WI
Wood (WI 7)
Rochester, MN 10MHz F Block #
Vernon (WI 8)
Green Bay, WI
Racine, WI	96.08
Kenosha, WI	99.32
Janesville-Beloit, WI
Door (WI 10)
Sheboygan, WI
La Crosse, WI	97.21
Trempealeau (WI 6) (3)
Pierce (WI 5) (3)
Madison, WI 10MHz F Block #
Milwaukee, WI 10MHz D Block #
Milwaukee, WI 10MHz F Block # (6) (7)	90.00
		8,207,000
Illinois/Indiana
Indianapolis, IN 10MHz F Block # (5)
Peoria, IL
Rockford, IL
Jo Daviess (IL 1)
Bloomington-Bedford, IN 10MHz B Block # (5)
Terre Haute, IN-IL 20MHz B Block #
Carbondale-Marion, IL 10MHz A Block/10MHz D Block # (5)
Adams (IL 4) *
Mercer (IL 3)
Miami (IN 4) *(8)	85.71
Muncie, IN 10MHz B Block # (5)
Anderson, IN 10MHz B Block # (5)
Lafayette, IN 10MHz B Block #
Columbus, IN 10MHz B Block # (5)
Warren (IN 5) *	33.33
Mount Vernon-Centralia, IL 10MHz A Block #
Kokomo-Logansport, IN 10MHz B Block #

	Current or
	Future
	Percentage	2004 Total
Market Area/Market	Interest (1)	Population (2)
Markets Currently Consolidated or Which Are Expected To Be Consolidated
MIDWEST MARKET AREA (Continued):
Richmond, IN 10MHz B Block # (5)
Vincennes-Washington, IN-IL 10MHz B Block # (5)
Marion, IN 10MHz B Block #
Alton, IL *
Bloomington, IL 10MHz E Block/10MHz F Block # (7)
Bloomington-Bedford, IN 10MHz C Block # (6) (7)	90.00
Champaign-Urbana, IL 10MHz E Block/F Block # (7)
Columbus, IN 10MHz C Block # (6) (7)	90.00
Danville, IL-IN 15MHz C Block # (7)
Decatur-Effingham, IL 10MHz E Block/10MHz F Block # (7)
Galesburg, IL 30MHz C Block # (7)
Indianapolis, IN 10MHz C Block # (6) (7)	90.00
Jacksonville, IL 10MHz F Block # (7)
Lafayette, IN 10MHz C Block # (6) (7)	90.00
LaSalle-Peru-Ottawa-Streator, IL 10MHz C Block/10 MHz F Block # (7)
Marion, IN 10MHz F Block # (6) (7)	90.00
Mattoon, IL 10MHz E Block/10MHz F Block # (7)
Peoria, IL 10MHz C Block/10 MHz E Block # (7)
Rockford, IL 10MHz E Block # (7)
Springfield, IL 10MHz E Block/10MHz F Block # (7)
		5,230,000
Iowa/Illinois/Nebraska/South Dakota
Des Moines, IA
Davenport, IA-IL
Sioux City, IA-NE-SD 10MHz F Block # (5)
Cedar Rapids, IA	96.76
Humboldt (IA 10)
Iowa (IA 6)
Muscatine (IA 4)
Waterloo-Cedar Falls, IA	93.03
Iowa City, IA
Hardin (IA 11)
Jackson (IA 5)
Kossuth (IA 14)
Lyon (IA 16)
Dubuque, IA	97.55
Mitchell (IA 13)
Audubon (IA 7)
Union (IA 2)
Fort Dodge, IA 10MHz D Block # (5)
Burlington, IA-IL-MO 10MHz E Block #
Clinton, IA-IL 10MHz E Block #
Davenport, IA-IL 10MHz E Block #
Des Moines, IA 10MHz D Block #
Iowa City, IA 10MHz E Block #
Ottumwa, IA 10MHz E Block #
		2,736,000
Nebraska/Iowa
Omaha, NE-IA 10 MHz A Block #
Lincoln, NE 10MHz F Block #
Boone (NE 5)
Knox (NE 3)
Keith (NE 6)
Hall (NE 7)
Cass (NE 10)
Adams (NE 9)
Mills (IA 1)
Chase (NE 8)
Grant (NE 4)
Cherry (NE 2)
Omaha, NE-IA 10MHz E Block # (5) (7)
		1,832,000
TOTAL MIDWEST MARKET AREA		31,070,000

	Current or
	Future
	Percentage	2004 Total
Market Area/Market	Interest (1)	Population (2)
Markets Currently Consolidated or Which Are Expected To Be Consolidated
SOUTHWEST MARKET AREA:
Texas/Oklahoma/Missouri/Kansas/Arkansas
Oklahoma City, OK 10MHz F Block #
Tulsa, OK *
Wichita, KS 10MHz A Block # (5)
Fayetteville-Springdale, AR 10MHz A Block # (5)
Fort Smith, AR-OK 10MHz A Block # (5)
Seminole (OK 6)
Garvin (OK 9)
Reno (KS 14)
Joplin, MO *
Elk (KS 15) *(8)	75.00
Wichita Falls, TX *	78.45
Ellsworth (KS 8)
Marshall (KS 4)
Barton (MO 14)
Franklin (KS 10)
Lawton, OK *	78.45
Nowata (OK 4) * (3)
Lawrence, KS 10MHz E Block # (5)
Jackson (OK 8) *	78.45
Enid, OK 10MHz C Block #
Haskell (OK 10)
Stillwater, OK 10MHz F Block #
Morris (KS 9)
Jewell (KS 3)
Ponca City, OK 30MHz C Block #
Hardeman (TX 5) * (3)	78.45
Briscoe (TX 4) * (3)	78.45
Beckham (OK 7) * (3)	78.45
Oklahoma City, OK 10MHz C Block # (6) (7)	90.00
		5,891,000
Missouri/Illinois/Kansas/Arkansas
St. Louis, MO-IL 10MHz A Block #
Springfield, MO 20MHz A Block #
St. Joseph, MO-KS 10MHz E Block #
Cape Girardeau-Sikeston, MO-IL 10MHz A Block/10MHz D Block # (5)
Moniteau (MO 11)
Columbia, MO *
Poplar Bluff, MO-AR 10MHz A Block # (5)
Stone (MO 15)
Laclede (MO 16)
Rolla, MO 10MHz A Block #
Washington (MO 13)
Callaway (MO 6) *
Sedalia, MO 10MHz C Block #
Schuyler (MO 3)
Shannon (MO 17)
Linn (MO 5) (3)
Jefferson City, MO 10MHz A Block #
Columbia, MO 10MHz A Block #
Harrison (MO 2) (3)
West Plains, MO-AR 10MHz C Block # (6)	90.00
		4,828,000
TOTAL SOUTHWEST MARKET AREA		10,719,000
MID-ATLANTIC MARKET AREA:
Eastern North Carolina/South Carolina
Charlotte-Gastonia, NC-SC 10 MHz C Block # (6)	90.00
Harnett (NC 10)
Hickory-Lenoir-Morganton, NC 10 MHz C Block # (6)	90.00
Rockingham (NC 7)
Northampton (NC 8)

	Current or
	Future
	Percentage	2004 Total
Market Area/Market	Interest (1)	Population (2)
Markets Currently Consolidated or Which Are Expected To Be Consolidated
MID-ATLANTIC MARKET AREA (Continued):
Greenville (NC 14)
Greene (NC 13)
Hoke (NC 11)
Wilmington, NC	98.82
Chesterfield (SC 4)
Chatham (NC 6)
Sampson (NC 12)
Jacksonville, NC	97.57
Camden (NC 9)
		5,297,000
Virginia/North Carolina
Greensboro, NC 10 MHz C Block # (6)	90.00
Roanoke, VA
Giles (VA 3)
Bedford (VA 4)
Ashe (NC 3)
Charlottesville, VA	95.37
Lynchburg, VA
Staunton-Waynesboro, VA 15 MHz C Block # (6)	90.00
Danville, VA-NC 10 MHz F Block # (6)	90.00
Buckingham (VA 7)
Tazewell (VA 2) (3)
Bath (VA 5)
		2,858,000
West Virginia/Maryland/Pennsylvania
Monongalia (WV 3) *
Raleigh (WV 7) *
Grant (WV 4) *
Hagerstown, MD *
Tucker (WV 5) *
Cumberland, MD *
Bedford (PA 10) * (3)
Garrett (MD 1) *
		1,170,000
TOTAL MID-ATLANTIC MARKET AREA		9,325,000
MAINE/NEW HAMPSHIRE/VERMONT MARKET AREA:
Portland-Brunswick, ME 10MHz A Block #
Burlington, VT 10MHz D Block #
Manchester-Nashua, NH	96.66
Carroll (NH 2)
Coos (NH 1) *
Kennebec (ME 3)
Bangor, ME	97.57
Somerset (ME 2)
Addison (VT 2) * (3)
Lewiston-Auburn, ME	88.45
Oxford (ME 1)
Washington (ME 4) *
Rutland-Bennington, VT 10MHz D Block #
Lebanon-Claremont, NH-VT 10MHz A Block # (5)
Burlington, VT 10MHz E Block # (5) (7)
Portland-Brunswick, ME 10MHz C Block # (6) (7)	90.00
TOTAL MAINE/NEW HAMPSHIRE/ VERMONT MARKET AREA		2,819,000
NORTHWEST MARKET AREA:
Oregon/California
Coos (OR 5)
Crook (OR 6) *
Del Norte (CA 1)
Medford, OR *
Mendocino (CA 9)
Modoc (CA 2)
		1,120,000

	Current or
	Future
	Percentage	2004 Total
Market Area/Market	Interest (1)	Population (2)
Markets Currently Consolidated or Which Are Expected To Be Consolidated
NORTHWEST MARKET AREA (Continued):
Washington/Oregon
Yakima, WA *	87.81
Richland-Kennewick-Pasco, WA *
Pacific (WA 6) *
Umatilla (OR 3) *
Okanogan (WA 4)
Kittitas (WA 5) * (3)	98.24
Hood River (OR 2) *
Skamania (WA 7) *
		1,112,000
TOTAL NORTHWEST MARKET AREA		2,232,000
EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET AREA:
Knoxville, TN *
Asheville, NC *
Asheville-Hendersonville, NC 10MHz C Block # (6)	90.00
Henderson (NC 4) * (3)
Bledsoe (TN 7) * (3)
Hamblen (TN 4) * (3)
Cleveland, TN 10MHz C Block #
Yancey (NC 2) * (3)
TOTAL EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET AREA		1,741,000
Other Markets:
Jefferson (NY 1) *	60.00
Franklin (NY 2) *	57.14
Total Other Markets		474,000
Total Consolidated Markets		58,380,000

Market Area/Market	2004 Total Population (2)	Current Percentage Interest (1)	Current and Acquirable Population Equivalents (9)
Investment Markets:
Los Angeles/Oxnard, CA *	17,455,000	5.50%	960,000
Oklahoma City, OK *	1,093,000	14.60	160,000
Rochester, MN/Chippewa (MN 7)/Lac Qui Parle (MN 8)/ Pipestone (MN 9)/Le Sueur (MN 10)/ Goodhue (MN 11) * (10)	965,000		147,000
Cherokee (NC 1) *	206,000	50.00	103,000
Others (Fewer than 100,000 population equivalents each)			363,000
Total Population Equivalents in Investment Markets			1,733,000

*                     Designates wireline cellular licensed area.

#                   Designates personal communications service licensed area.

(1)             Represents U.S. Cellular’s ownership percentage in these licensed areas as of December 31, 2005 or as of the completion of any related transactions pending as of December 31, 2005. U.S. Cellular owns or has the rights to own 100% of any licensed areas which do not indicate a percentage. The licensed areas included under the caption “Markets Currently Consolidated or Which Are Expected to Be Consolidated” represent those markets which are currently included in U.S. Cellular’s consolidated operating results, or are expected to be included in U.S. Cellular’s operating results when acquired. U.S. Cellular and its consolidated subsidiaries own rights to acquire controlling financial interests in certain licensed areas as a result of an exchange transaction with AT&T Wireless that was completed on August 1, 2003 as well as through FCC Auction 58. See “Wireless Systems Development” for further information regarding these rights.

(2)             “2004 Total Population” represents the total population of the licensed area in which U.S. Cellular owns or has rights to own an interest, based on 2004 Claritas estimates (without duplication of the population counts of any overlapping licensed areas). In personal communications service licensed areas, this amount represents the portion of the personal communications service licensed areas owned that is not already served by a cellular licensed area in which U.S. Cellular owns a controlling interest. The “2004 Total Population” of those licensed areas included in “Markets Currently Consolidated or Which Are Expected to Be Consolidated” (as defined in Note 1 above) includes rights to acquire licensed areas with a total population of 13,136,000. Excluding the population of these licensed areas to be acquired, U.S. Cellular’s total population was 45,244,000 at December 31, 2005. As of January 6, 2006, U.S. Cellular, through its ownership of Carroll Wireless, had acquired licensed areas that represented 7,594,000 of the 13,136,000 total population remaining to be acquired as of December 31, 2005.

(3)             These markets have been partitioned into more than one licensed area. The 2004 population, percentage ownership and number of population equivalents shown are for the licensed areas within the markets in which U.S. Cellular owns an interest.

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

(6)             These licensed areas represent those for which Carroll Wireless was a successful bidder in Auction 58 which ended on February 15, 2005. On January 6, 2006, the FCC granted Carroll Wireless’ applications with respect to 16 of the 17 licenses for which it had been the successful bidder and dismissed one application, relating to Walla Walla, Washington. Following the completion of Auction 58, the FCC determined that a portion of the Walla Walla license was already licensed to another party and should not have been included in Auction 58.

(7)             These licensed areas represent personal communications service spectrum that overlaps similar personal communications service spectrum U.S. Cellular currently owns. As a result, neither these markets nor their respective total population amounts are included in the total markets and total population amounts discussed throughout this Form 10-K.

(8)             The percentage ownership shown for these markets is for U.S. Cellular and its subsidiaries. The remaining ownership interests in these markets are held by TDS.

(9)             “Current and Acquirable Population Equivalents” are derived by multiplying the amount in the “2004 Total Population” column by the percentage interest indicated in the “Current Percentage Interest” column.

(10)       U.S. Cellular owns approximately 14% of Midwest Wireless Communications, LLC, which holds FCC licenses in these licensed areas. This interest is convertible into an interest of approximately 11% in Midwest Wireless Holdings, LLC, a privately-held wireless telecommunications company that controls Midwest Wireless Communications.  Midwest Wireless Holdings, through other subsidiaries, also holds FCC licenses and operates certain wireless markets in northern and eastern Iowa and western Wisconsin. In addition, U.S. Cellular owns 49% of an entity which owns approximately 2.9% of Midwest Wireless Holdings. The Current and Acquirable Population Equivalents shown represent an aggregation of the population equivalents U.S. Cellular owns, directly and indirectly, through its interests in Midwest Wireless Communications and Midwest Wireless Holdings. U.S. Cellular’s ownership interests in these licensed areas may be sold pursuant to an agreement between the controlling interest holder in the entity in which U.S. Cellular owns its interests and another third party. See “Wireless Systems Development—Pending Wireless Matter.”

System Design and Construction.   U.S. Cellular designs and constructs its systems in a manner it believes will permit it to provide high-quality service to substantially all types of wireless telephones which are compatible with its network technology, based on market and engineering studies which relate to specific markets. Such engineering studies are performed by U.S. Cellular personnel or third party engineering firms. U.S. Cellular’s switching equipment is digital, which provides high-quality transmissions and is capable of interconnecting in a manner which minimizes costs of operation. Both analog and digital radio transmissions are made between cell sites and the wireless telephones. During 2005, over 99% of this traffic utilized digital radio transmissions. Network reliability is given careful consideration and extensive redundancy is employed in many aspects of U.S. Cellular’s network design. Route diversity, ring topology and extensive use of emergency standby power are also utilized to enhance network reliability and minimize service disruption from any particular network failure.

In accordance with its strategy of building and strengthening its operating market areas, U.S. Cellular has selected high-capacity digital wireless switching systems that are capable of serving multiple markets through a single mobile telephone switching office. U.S. Cellular’s wireless systems are designed to facilitate the installation of equipment which will permit microwave interconnection between the mobile telephone switching office and the cell site. U.S. Cellular has implemented such microwave interconnection in many of the wireless systems it operates. In other areas, U.S. Cellular’s systems rely upon landline telephone connections to link cell sites with the mobile telephone switching office. Although the installation of microwave network interconnection equipment requires a greater initial capital investment, a microwave network enables a system operator to reduce the current and future charges associated with leasing telephone lines from the landline telephone company.

Additionally, U.S. Cellular has developed and continues to expand a wide area data network to accommodate various business functions, including:

•       order processing,

•       over the air provisioning,

•       automatic call delivery,

•       intersystem handoff,

•       credit validation,

•       fraud prevention,

•       call data record collection,

•       network management,

•       long-distance traffic, and

•       interconnectivity of all of U.S. Cellular’s mobile telephone switching offices and cell sites.

In addition, the wide area network accommodates virtually all internal data communications between various U.S. Cellular office and retail locations to process customer activations. The wide area network is deployed in all of U.S. Cellular’s customer service centers (“Customer Care Centers”) for all customer service functions using U.S. Cellular’s billing and information system.

Management believes that currently available technologies and appropriate capital additions will allow sufficient capacity on U.S. Cellular’s networks to meet anticipated demand for voice services over the next few years. High-speed data and video services may require the acquisition of additional licenses or spectrum to provide sufficient capacity in markets where U.S. Cellular offers these services.

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

The costs (exclusive of the costs to acquire licenses) to develop the systems in which U.S. Cellular owns a controlling interest have historically been financed primarily through proceeds from debt and equity offerings and, in recent years, with cash generated by operations and proceeds from the sales of wireless interests. U.S. Cellular expects to meet most of its future funding requirements with cash generated by operations and, on a temporary basis, borrowings under its revolving credit facilities. U.S. Cellular also may have access to public and private capital markets to help meet its long-term financing needs. In 2006, U.S. Cellular estimates its capital expenditures will total between $580 million and $610 million.

Marketing

U.S. Cellular’s marketing plan is focused on acquiring, retaining and growing customer relationships by offering high-quality products and services—built around customer needs—at fair prices, supported by outstanding customer service. U.S. Cellular increases customer awareness through the use of traditional media such as TV, radio, newspaper and direct mail advertising, and nontraditional media such as the Internet and sponsorships. U.S. Cellular has achieved its current level of penetration of its markets through a combination of a strong brand, promotional advertising and broad distribution, and has been able to sustain a high customer retention rate based on its high-quality wireless network and outstanding customer service. U.S. Cellular supports a multi-faceted distribution program, including retail sales and service centers, agents and direct sales, in the vast majority of its markets, plus the Internet and telesales for customers who wish to contact U.S. Cellular through those channels. U.S. Cellular maintains a low customer churn rate (relative to several other wireless carriers) by focusing on customer satisfaction, development of processes that are more customer-friendly, extensive training of frontline sales and support associates and the implementation of retention programs. The marketing plan stresses the value of U.S. Cellular’s service offerings and incorporates combinations of rate plans, additional value-added features and services and wireless telephone equipment which are designed to meet the needs of defined customer segments and their usage patterns.

Company-owned and managed locations are designed to market wireless service to the consumer and small business segments in a setting familiar to these types of customers. U.S. Cellular’s e-commerce site enables customers to activate service and purchase a broad range of accessories online, and this site is continually evolving to address customers’ current needs. Traffic on U.S. Cellular’s Web site is increasing as customers use the site for gathering information, purchasing handsets and accessories, signing up for service, exploring easyedgesm applications and finding the locations of its stores and agents.

Direct sales consultants market wireless service to mid- and large-size business customers. Retail sales associates work out of over 370 U.S. Cellular-owned retail stores and kiosks and market wireless service primarily to the consumer and small business segments. U.S. Cellular maintains an ongoing training program to improve the effectiveness of sales consultants and retail associates by focusing their efforts on obtaining customers and maximizing the sale of high-use packages and value-added services that meet customer needs. These high-use packages enable customers to buy packages of minutes for a fixed monthly rate.

U.S. Cellular has relationships with agents, dealers and non-Company retailers to obtain customers, and at year-end 2005 had contracts with over 760 of these businesses aggregating over 1,600 locations. Agents and dealers are independent business entities who obtain customers for U.S. Cellular on a commission basis. U.S. Cellular has provided additional support and training to its exclusive agents to increase customer satisfaction for customers they serve. U.S. Cellular’s agents are generally in the business of selling wireless telephones, wireless service packages and other related products. U.S. Cellular’s dealers include major appliance dealers, car stereo companies and mass merchants including regional and national companies such as Wal-Mart and Radio Shack. Additionally, in support of its overall Internet initiatives, U.S. Cellular has recruited agents who provide services exclusively through the Internet. No single agent, dealer or other non-Company retailer accounted for 10% or more of U.S. Cellular’s operating revenues during the past three years.

U.S. Cellular also has a reseller customer which purchases blocks of lines and minutes and resells them to its customers. U.S. Cellular includes all of these reseller phone lines, which numbered 555,000 at December 31, 2005, in its reported customer base.

U.S. Cellular believes that, while strategy is set at the corporate level, day-to-day tactical operating decisions should be made close to the customer, and accordingly, it manages its operating market areas with a decentralized staff, including sales, marketing, network operations, engineering and finance personnel. U.S. Cellular currently operates five regional Customer Care Centers whose personnel are responsible for customer service and certain other functions, plus a national financial services center, whose personnel also perform customer care functions. In May 2005, U.S. Cellular opened a Customer Care Center in Bolingbrook, IL to meet the needs of its expanding customer base in the Midwest. In November 2005, U.S. Cellular closed its Customer Care Center facility in Medford, Oregon, which employed approximately 170 associates.

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

In 2003, U.S. Cellular secured the naming rights to the home of the Chicago White Sox American League baseball team, which is now called U.S. Cellular Field. Concurrent with the naming rights agreement, U.S. Cellular purchased a media package with rights to place various forms of advertising in and around the facility. Through events held at U.S. Cellular® Field such as the 2003 Major League Baseball All-Star Game and 2005 Major League Baseball playoffs and World Series, these agreements have increased the visibility of U.S. Cellular’s brand not only in Chicago but throughout the United States.

U.S. Cellular continues to migrate customers in its cellular licensed areas from analog to digital service plans, and as of year-end 2005 over 99% of the minutes used were on U.S. Cellular’s digital network. Additionally, as of year-end 2005, U.S. Cellular was offering its easyedgesm brand of enhanced data services in all of its operating market areas, supporting that effort using a wide variety of media. These enhanced data services include downloading news/weather/sports information/games, ringtones and other consumer services as well as wireless modem capabilities to use with personal computers in some markets. In 2005, U.S. Cellular began offering SpeedTalksm, its walkie-talkie service, and BlackBerry® handsets and the related services to its customers in all market areas. U.S. Cellular plans on further expansion of its easyedgesm and other enhanced services in 2006 and beyond.

The following table summarizes, by operating market area, the total population, U.S. Cellular’s customers and penetration for U.S. Cellular’s consolidated markets as of December 31, 2005.

Operating Market Areas	Population (1)	Customers	Penetration
Midwest Market Area	23,773,000	2,736,000	11.51%
Southwest Market Area	9,049,000	708,000	7.82%
Mid-Atlantic Market Area	5,409,000	874,000	16.16%
Maine/New Hampshire/Vermont Market Area	2,790,000	457,000	16.38%
Northwest Market Area	2,232,000	390,000	17.47%
Eastern Tennessee/Western North Carolina Market Area	1,517,000	201,000	13.25%
Other Markets	474,000	116,000	24.47%
	45,244,000	5,482,000	12.12%

(1)             Represents 100% of the population of the licensed areas in which U.S. Cellular has a controlling interest, based on 2004 Claritas population estimates. “Population” in this context includes only the areas covering such markets and is only used for the purposes of calculating market penetration and is not related to “population equivalents,” as previously defined.

Customers and System Usage

U.S. Cellular provides service to a broad range of customers from a wide spectrum of demographic segments. U.S. Cellular uses a segmentation model to classify businesses and consumers into logical groupings for developing new products and services, direct marketing campaigns, and retention efforts. U.S. Cellular focuses on both consumer and business customers, with increasing focus on the small-to-mid-size business customers in vertical industries such as construction, retail, professional services and real estate. These industries are primarily served through U.S. Cellular’s retail and direct sales channels.

On average, the retail customers in U.S. Cellular’s consolidated markets used their wireless systems approximately 625 minutes per unit each month and generated retail service revenue of approximately $40 per month during 2005, compared to 539 minutes and $40 per month in 2004. Additional revenue generated by roamers using U.S. Cellular’s systems (“inbound roaming”), plus other service revenues, brought U.S. Cellular’s total average monthly service revenue per customer unit to $45 during 2005. Average monthly service revenue per customer unit decreased 3% during 2005. This result was primarily due to the effects of decreases in the average revenue per minute of use from both retail customers and roamers, mostly offset by the effects of increases in the number of minutes used by both retail customers and roamers and the increase in revenues from customers’ use of easyedgesm and other enhanced services. Competitive pressures, an increase in multiple-user pricing plans, continued penetration of the consumer market and U.S. Cellular’s increasing use of pricing and other incentive programs to stimulate overall usage resulted in a decrease in average retail service revenue per minute of use in 2005. The decrease in inbound roaming revenue per minute was primarily due to the general downward trend in per minute prices for roaming negotiated between U.S. Cellular and other wireless operators. U.S. Cellular anticipates that both average monthly retail service revenue per customer and total monthly service revenue per customer will increase slightly in the future. U.S. Cellular anticipates that total service revenues will continue to grow for the foreseeable future.

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

In 2005, U.S. Cellular expanded its roaming agreements with other carriers, which previously only covered voice-related services, to also cover data-related services such as those offered through its easyedgesm suite of products and services, and anticipates expanding these types of roaming agreements to more carriers in the future. U.S. Cellular anticipates that entering into such agreements will provide additional flexibility for its customers and could enhance its future inbound roaming revenue stream.

The following table summarizes certain information about customers and market penetration in U.S. Cellular’s consolidated operations.

	Year Ended or At December 31,
	2005	2004	2003	2002	2001
Majority-owned and managed markets:
Wireless markets included in consolidated operations (1)	189	175	182	178	168
Total population of markets in service (000s) (2)	45,244	44,391	46,267	41,048	28,632
Customers:
at beginning of period (3)	4,945,000	4,409,000	4,103,000	3,461,000	3,061,000
net acquired (divested) during period (4)	60,000	(91,000)	(141,000)	332,000	46,000
additions during period (3)	1,540,000	1,557,000	1,357,000	1,244,000	1,095,000
disconnects during period (3)	(1,063,000)	(930,000)	(910,000)	(934,000)	(741,000)
at end of period (3)	5,482,000	4,945,000	4,409,000	4,103,000	3,461,000
Market penetration at end of period (5)	12.12%	11.14%	9.53%	10.00%	12.09%

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

(3)             Represents the number of wireless customers served by U.S. Cellular in the licensed areas referred to in footnote (1). The revenue generated by such wireless customers is included in Operating revenues in the Consolidated Statements of Operations.

(4)             Represents the net number of wireless customers added to or subtracted from U.S. Cellular’s customer base during the period due to acquisitions and divestitures of wireless licenses.

(5)             Computed by dividing the number of wireless customers at the end of the period by the total population of consolidated markets in service as estimated by Claritas (2000-2004) for the years 2001-2005, respectively.

Products and Services

Wireless Telephones and Installation.   U.S. Cellular offers a wide range of digital wireless telephones for use by its customers. U.S. Cellular’s retail and agent locations no longer carry analog handsets, but its network continues to facilitate analog traffic and its customer service and repair centers continue to provide service to users of analog handsets. U.S. Cellular’s digital service offerings include additional features such as caller ID, short messaging services and data transmission, including camera features, downloading and wireless modem capabilities. A majority of new customers are selecting dual-mode or tri-mode wireless telephones, which can be used on analog and digital networks, to fully utilize these features. These types of wireless telephones and associated features appeal to newer segments of the customer population, especially a younger demographic group which has become a fast-growing portion of the wireless user population. Dual-mode and tri-mode wireless telephones also enable customers to enjoy virtually seamless roaming in the United States, Canada and Mexico, regardless of their travel patterns. U.S. Cellular emphasizes these types of wireless telephones in its marketing efforts.

U.S. Cellular negotiates volume discounts with its wireless telephone suppliers. U.S. Cellular significantly increased its purchasing power in 2002 by implementing a distribution system that enables it to efficiently sell and distribute handsets to its agents, and has expanded its sales of handsets to agents since that time. U.S. Cellular frequently discounts wireless telephones sold to new and current customers and provides upgraded handsets to current customers to meet competition, stimulate sales or retain customers by reducing the cost of becoming or remaining a wireless customer. In most instances, where permitted by law, customers are generally required to sign a new service contract or extend their current service contract with U.S. Cellular at the time the handset sale takes place. U.S. Cellular also works with wireless equipment manufacturers in promoting specific equipment in its local advertising.

U.S. Cellular has established service facilities in many of its local markets to ensure quality service and repair of the wireless telephones it sells. These facilities allow U.S. Cellular to improve its handset repair service by promptly assisting customers who experience equipment problems. Additionally, U.S. Cellular employs a repair facility in Tulsa, Oklahoma, to handle more complex service and repair issues.

Wireless Services.   U.S. Cellular’s customers are able to choose from a variety of packaged voice and data pricing plans which are designed to fit different usage patterns and customer needs. The ability to help a customer find the right technology and the right pricing plan is central to U.S. Cellular’s brand positioning. U.S. Cellular generally offers local and national consumer plans that can be tailored to a customer’s needs by the addition of features or feature packages. Many consumer plans enable small work groups or families to share the plan minutes, enabling the customer to get more value for their money. Business rate plans are offered to companies to meet their unique needs. U.S. Cellular’s national rate plans price all calls, regardless of where they are made or received, as local calls with no long distance or roaming charges. Additionally, U.S. Cellular offers a hybrid prepaid service plan, TalkTracker®, which includes packages of minutes for a monthly fee. In 2005, U.S. Cellular discontinued certain types of prepaid service plans.

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

Since January 1, 2002, an entity which controls one cellular system in a metropolitan statistical area has been able to control the competing cellular system in that metropolitan statistical area. The FCC determined that wireless competition in metropolitan statistical areas among cellular, personal communications service and certain specialized mobile radio carriers, such as Sprint Nextel, which interconnect with the public switched telephone network, was sufficient to permit relaxation of the former prohibition on metropolitan statistical area cross-ownership.

In September 2004, the FCC also repealed the rule which prohibited any entity which controlled a cellular system in a rural service area from owning an interest in another cellular system in the same rural service area. Acquisition of both cellular licenses in the same rural service area are now evaluated on a case by case basis. That rule took effect on February 14, 2005.

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

The completion of acquisitions involving the transfer of control of a wireless system requires prior FCC approval. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the application for approval of the proposed transfer. See “Other Recent FCC Actions” below for additional wireless services licensing actions.

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

Cellular and personal communications service licenses are granted for ten-year periods. The FCC has established standards for conducting comparative renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications. The FCC has: (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a renewal expectancy will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and (iii) provided procedures for preventing possible abuses in the comparative renewal process. The FCC has concluded that it will award a renewal expectancy if the licensee has (i) provided “substantial” performance, which is defined as “sound, favorable and substantially above a level of mediocre service just minimally justifying renewal,” and (ii) complied with FCC rules, policies and the Communications Act. A majority of geographically licensed services, including personal communications services licensees are also afforded a similar renewal expectancy. If renewal expectancy is awarded to an existing licensee, its license is renewed and competing applications are not considered. All of U.S. Cellular’s licenses which it applied to have renewed between 1995 and 2005 have been renewed.

All of U.S. Cellular’s approximately 1,100 FCC licenses for the microwave radio stations it used to link its cell sites with each other and with its mobile telephone switching offices were required to be renewed in 2001. All of those licenses were renewed for ten-year terms. All newly obtained microwave licenses receive ten-year terms as well. Over the next few years, due to the licensing of new satellite and other services in the relevant frequency bands, it is likely that certain of U.S. Cellular’s remaining microwave facilities will have to be shifted to other frequencies. It is anticipated that those changes will be made without affecting service to customers and the cost of such changes will not be significant.

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

Recent Events—E-911.   There are certain ongoing regulatory proceedings before the FCC which are of particular importance to the wireless industry. In one proceeding, the FCC has imposed enhanced wireless 911, or E-911, regulations on wireless carriers. The rules require wireless carriers to provide increasingly detailed information about the location of E-911 callers in two phases. The obligation of a wireless carrier to provide this information is triggered by a qualifying request from state or local public safety agencies that handle 911 calls in the markets served by the wireless carrier. In phase one, which has been required since April 1998, wireless carriers are required to identify the location of the cell site from which a wireless call has been made and the E-911 caller’s phone number. U.S. Cellular has provided this information on a timely basis in compliance with the FCC’s rules in most but not all of its markets.

In phase two, which has been required since October 2001, wireless carriers were required to have the capability to provide an E-911 caller’s specific location information within six months of receiving a qualifying request for such capability from a state or local public safety agency that handles 911 calls. In July 2002, the FCC released an order that delayed until March 1, 2003, the deadline by which certain medium-sized wireless carriers, including U.S. Cellular, were required to provide phase two information to qualifying state or local public safety agencies. U.S. Cellular is in compliance with the revised phase two E-911 requirements in most of its markets. However, there is no guarantee that U.S. Cellular will not be subject to sanctions, including monetary forfeitures, for failure to comply with the FCC’s phase one or phase two E-911 requirements in all of its markets.

The FCC’s E-911 rules also required that 100 percent of all new digital handsets sold or otherwise activated by wireless carriers, including U.S. Cellular, be Global Positioning System-compliant by December 31, 2002. The FCC’s E-911 rules also required that 95 percent of all handsets in use on U.S. Cellular’s network be GPS-compliant by December 31, 2005; in December 2005, U.S. Cellular filed a request for a limited waiver of the FCC’s 95 percent requirement. The FCC has not acted on U.S. Cellular’s request. Accordingly, there is no guarantee that U.S. Cellular will not be subject to sanctions, including monetary forfeitures, for failure to comply with the FCC’s E-911 handset rules.

Recent Events—Wireless Number Portability.   The FCC has adopted wireless number portability rules requiring wireless carriers to allow a customer to retain, subject to certain geographical limitations, their existing telephone number when switching from one telecommunications carrier to another. These rules became effective for all U.S. Cellular markets on or before May 24, 2004. Now that wireless number portability has been implemented, FCC rules require that wireless providers and local exchange carriers, subject to certain exceptions, provide number portability in compliance with FCC performance criteria, upon request from another carrier.

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

U.S. Cellular is now in compliance with the FCC’s thousand block number pooling requirements and the FCC’s current number portability requirements. Both requirements are complex and have required extensive capital investment. U.S. Cellular completed the investments needed to meet these requirements as of December 31, 2004.

Recent Events—Reciprocal Compensation.   Since 1996, FCC rules have generally required symmetrical and reciprocal compensation, that is, payment at the same rate, for interconnecting wireless and local exchange facilities. Asymmetrical rates can be set if carrier costs justify such rates. In the absence of an order by a state public utilities commission establishing carrier interconnection costs, rates can be set in accordance with FCC default ”proxy” rates or carriers may agree not to compensate each other, a so called “bill and keep” arrangement. The states have jurisdiction over such interconnection proceedings. In February 2005, the FCC adopted an order finding that state ”wireless termination tariffs,” which certain local wireline carriers had sought to impose in the absence of interconnection agreements with wireless carriers, were unlawful. The order applied prospectively and required the negotiation of interconnection agreements to set rates. It also clarified that wireline carriers may request such agreements from wireless carriers, as well as vice versa, which had not been clear under the rules.

The FCC is also now considering changes to the entire system of intercarrier compensation, of which wireless-wireline interconnection is a part. It is not possible to predict with certainty the results of that proceeding but is likely that the FCC will require increased emphasis on cost-based charges and thus there would be fewer rate-based subsidies for local exchange carriers, including those contained in interstate “access charges,” which wireless carriers also must pay on calls to wireline carriers deemed to be “interstate” under the FCC’s rules. Such a result would be favorable to wireless carriers.

Recent Events—Hearing Aid Compatibility.   In September, 2005, FCC rules requiring that digital wireless handsets be compatible with certain types of hearing aids became applicable to U.S. Cellular. U.S. Cellular is compliant with those requirements and expects to comply with future hearing aid requirements.

Recent Events—Automatic Roaming.   In November, 2005, comments were filed concerning whether the FCC should adopt a rule requiring wireless carriers to allow other wireless carriers’ customers to “roam” on their systems “automatically,” that is by prior agreement between carriers. It is argued that without this protection, smaller and regional carriers will be at a competitive disadvantage relative to the national carriers. An FCC decision is expected in 2006.

Recent Events—Truth in Billing.   On March 18, 2005, the FCC released an Order and Notice of Proposed Rulemaking (“NPRM”) which adopted rules to regulate the wording of wireless carrier bills but did not adopt the more extensive rules requested by the National Association of State Utility Consumer Advocates (“NASUCA”). The order also preempted state regulation of wireless billing. The NPRM, upon which the FCC has not acted, will impose additional requirements on wireless billing. The order became effective on August 25, 2005, and is now the subject of an appeal by NASUCA and other parties. Any reversal of the FCC action by the courts would be adverse to wireless carriers.

Recent Events—Early Termination Fees.   On May 18, 2005, the FCC issued two public notices seeking comment on whether wireless “early termination fees” are to be considered a “rate” under Section 332 of the Act and thus exempt from state regulation and/or state consumer class action or other lawsuits. FCC action is expected in 2006, and it would be in the interest of wireless carriers for the FCC to rule that such fees are in fact a wireless “rate.”

Recent Events—Outage Reporting.   The FCC has adopted rules, which took effect in January 2005, which require wireless carriers to report system “outages” affecting more than 30,000 customers for more than 30 minutes. Previously wireless carriers had not been subject to such requirements. U.S. Cellular is in compliance with the new requirements.

Recent Events—Public Safety Frequency Interference.   Cellular licensees and public safety entities operate on neighboring frequencies in the 800 megahertz band. The FCC has adopted new rules which require cellular telephone licensees to notify potentially affected public safety agencies which request such notice of the construction of new cell sites or modification of existing cell sites prior to the time such cell sites are placed in operation. Also, as part of those rules, the FCC has adopted a new technical standard for determining when wireless systems are causing “unacceptable interference” to public safety licensees and new procedures for resolving interference complaints. U.S. Cellular has instituted procedures to comply with these new rules.

Recent Events—Customer Proprietary Network Information (“CPNI”).   FCC rules require all carriers to safeguard the CPNI of their customers and prevent its disclosure to any person not authorized by the customer to possess such information. CPNI is information relating to a customer’s telephone usage, such as numbers called and numbers from which calls were received. Wireless carriers may themselves use CPNI to market additional wireless services to customers without their prior consent but must obtain such consent to market non-wireless services. The CPNI issue has become prominent recently in light of disclosures of unauthorized persons coming into possession, through fraudulent means, of the customer telephone records of certain wireless carriers and then selling such information. The FCC and United States Congress are now considering additional regulatory and legislative action to safeguard CPNI. U.S. Cellular has had procedures in place to protect customer CPNI from unauthorized disclosure in the past, but has updated those procedures to ensure compliance with all relevant CPNI requirements.

Recent Events—Migratory Birds   For some years, conservation groups have sought FCC action concerning the alleged harm done by FCC licensed towers to migratory birds. The FCC has not acted on these requests. On April 12, 2006, the FCC denied a request from those groups that it require the preparation of retroactive environmental assessments for thousands of towers previously constructed in the Gulf Coast region. However, the FCC also at that time stated it would adopt a Notice of Proposed Rulemaking later in 2006 dealing with migratory bird issues. Moreover, a petition for writ of mandamus asking court action to compel the FCC to act on migratory bird issues is pending in the Court of Appeals, which heard oral arguments concerning it on April 6, 2006. Any action by the FCC to restrict tower construction owing to concern over migratory birds would be unfavorable to U.S. Cellular and other wireless carriers.

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

Since February 2003, such payments have been based on estimates of future revenues. Previously, these payments were based on historical revenues. Carriers are free to pass such charges on to their customers. Wireless carriers are also eligible to receive universal service support payments in certain circumstances if they provide specified services in “high cost” areas. U.S. Cellular has sought designation as an “eligible telecommunications carrier” qualified to receive universal service support in certain states, has been designated as such a carrier in the states of Washington, Iowa, Wisconsin, Oregon, Oklahoma, and Maine and has received payments for services provided to high cost areas within those states.

Communications Assistance to Law Enforcement Act.   Under a 1994 federal law, the Communications Assistance to Law Enforcement Act, all telecommunications carriers, including U.S. Cellular and other wireless licensees, have been required to implement certain equipment changes necessary to assist law enforcement authorities in achieving an enhanced ability to conduct electronic surveillance of those suspected of criminal activity. U.S. Cellular is now substantially in compliance with the requirements of such act. However, issues exist as to the applicability of such act to transmissions of “packet data” and other “information services.” U.S. Cellular will attempt to comply with the act’s “information service” requirements as they are clarified and become applicable. In August 2004, the FCC released a Notice of Proposed Rulemaking which proposed new requirements with respect to “packet data” under this statute. It is expected that the FCC will adopt new regulations in 2006.

Other Recent FCC Actions.   The FCC adopted an order in January 2003, pursuant to which the mobile satellite service will permit its licensees to offer terrestrial wireless service in competition with commercial mobile radio service carriers, provided the mobile satellite service licensees also offer satellite telephone service, which will involve building their proposed satellite networks. Assuming the mobile satellite service licensees do build their satellite networks and thus obtain “ancillary terrestrial authority,” the increased competition could be unfavorable to existing commercial mobile radio service carriers.

Since the adoption of that Order, the FCC has granted ancillary terrestrial authority to two companies. In November 2004, the FCC granted authority to a mobile satellite system licensee, Mobile Satellite Ventures Subsidiary LLC (“MSV”), to operate Ancillary Terrestrial Component (“ATC”) facilities providing voice and data communication for users. MSV has recently entered into a contract to acquire the satellite portion of its combined satellite-ATC operations so the commencement of its ATC deployment probably will not occur for several years. In January 2006, the FCC granted another mobile satellite operator, Globalstar LLC, authority to operate ATC facilities. Globalstar LLC has existing satellite operations, so its ATC deployment may occur sooner than the commencement of MSV’s ATC operations.

In January 2000, the FCC took an action which may have an impact on both cellular and personal communications service licensees. Pursuant to a congressional directive, the FCC adopted service rules for licensing the commercial use of 30 megahertz of spectrum in the 747-762 megahertz and 777-792 megahertz spectrum bands. Subsequently, the FCC adopted service rules for the 688-746 megahertz band, portions of which were auctioned in 2002 and 2003. The majority of the spectrum in these bands is being auctioned in large regional service areas, although there is a portion available which covers individual metropolitan statistical area and rural service area markets. The FCC has conducted two auctions for the metropolitan statistical area and rural service area licensed spectrum and certain other portions of the 688-746 megahertz spectrum which ended in September 2002 and June 2003, respectively. Additional auctions to license the 688-792 megahertz spectrum could commence in January 2008.

The FCC adopted service rules in October 2003 to provide for use of 90 megahertz of spectrum, 1710-1755 and 2110-2155 megahertz, for Advanced Wireless Services. This spectrum is intended to enable high-speed data services as well as full-motion video and other services. This spectrum is expected to be auctioned starting in August 2006. The FCC also designated 30 megahertz of spectrum in the 1910-1920, 1990-2000, 2020-2025, and 2175-2180 megahertz bands for Advanced Wireless. The 1910-1915 and 1990-1995 megahertz bands, commonly referred to as the “G Block” will be licensed to Nextel on a nationwide basis in exchange for relinquishing spectrum holdings in other bands. Other portions of this spectrum could be auctioned as early as the end of 2006.

In June 2002, the FCC created a Spectrum Policy Task Force and commenced proceedings to review and make recommendations on broad categories of possible spectrum policy change. The allocation of additional spectrum for unlicensed services, which has been strongly promoted by various manufacturers for Wi-Fi and fixed wireless services, has emerged from that review process as a potentially significant shift in FCC spectrum policy affecting wireless competition between carriers who paid for spectrum and those who plan to implement networks using unlicensed free spectrum. The FCC commenced proceedings in December 2002 to allocate additional spectrum in the television broadcast bands as well as the 3650-3700 megahertz band for unlicensed services which remain pending. In November 2003 the FCC approved a significant expansion of the spectrum available for unlicensed uses by permitting Wi-Fi and fixed wireless services in the 5.4-5.7 gigahertz band. In addition, the FCC has pending proceedings to expand unlicensed spectrum and non-exclusive sharing of licensed spectrum which could also be used for Wi-Fi-type and/or fixed wireless operations.

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

In 2000, the FCC ruled that the preemption provisions of the Communications Act do not preclude the states from acting under state tort, contract, and consumer protection laws to regulate the practices of commercial mobile radio service carriers, even if such activities might have an incidental effect on wireless rates. This ruling has led to more state regulation of commercial mobile radio service carriers, particularly from the standpoint of consumer protection. U.S. Cellular intends to vigorously defend its activities in this regard.

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

One important case in which the plaintiff alleged that his brain tumor had been caused by his wireless telephone use, Newman v. Verizon et al., was dismissed in the U.S. District Court in Maryland in October 2002. The U.S. Court of Appeals for the Fourth Circuit affirmed the dismissal in October 2003, upholding the lower court’s decision that plaintiff had failed to produce admissible scientific evidence that mobile phone use causes brain cancer.

Several other cases alleging injury are pending as are class action cases alleging that wireless telephones increase the risk of adverse health effects unless they are used with headsets. In March 2005, the U.S. Court of Appeals for the Fourth Circuit reversed a lower court’s decision in the case of Pinney v. Nokia, et al., which had dismissed five class action lawsuits alleging that the wireless industry had endangered consumers by selling mobile phones without headsets. The court found that the federal court did not have jurisdiction over the claims in four of the cases and held that the state law claims were not pre-empted by federal law in the fifth case. In October, 2005, the U.S. Supreme Court declined to review the Fourth Circuit decision.

Subsequently, four of the cases were remanded to state courts in New York, Pennsylvania, Maryland and Georgia where they were filed. Thereafter, plaintiffs amended their complaints in two of the cases to add new defendants and those defendants removed the cases to federal court under the provisions of the newly enacted Class Action Reform Act. Plaintiffs have voluntarily dismissed all but two of the putative class action cases. Also, following the Fourth Circuits’ decision in Pinney, the FCC was granted leave to participate as amicus curiae in a case alleging a brain injury and has filed a brief indicating the agency’s disagreement with the preemption aspect of that decision.

There can be no assurance that the outcome of these or other lawsuits will not have a material adverse effect on the wireless industry, including U.S. Cellular. U.S. Cellular carries insurance with respect to such matters, but there is no assurance that such insurance would be sufficient, will continue to be available or will not be cost-prohibitive in the future.

Competition

U.S. Cellular competes directly with several wireless communication service providers in each of its markets. In general, there are between three and five competitors in each wireless market, excluding numerous mobile virtual network operators (which are types of resellers which purchase blocks of mobile telephone numbers from an operational system and then resell them to the public). U.S. Cellular generally competes against each of the near-nationwide wireless companies: Verizon Wireless, Sprint Nextel, Cingular (which acquired AT&T Wireless), and T-Mobile USA Inc. However, not all of these competitors operate in each market where U.S. Cellular does business. These competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than U.S. Cellular.

The use of national advertising and promotional programs by the near-national wireless operators may be a source of additional competitive and pricing pressures in all U.S. Cellular markets, even if those operators may not provide service in a particular market. U.S. Cellular provides wireless services comparable to the national competitors, but the other wireless companies operate in a wider geographic area and are able to offer no- or low-cost roaming and long-distance calling packages over a wider area on their own networks than U.S. Cellular can offer on its network. If U.S. Cellular offers the same calling area as one of these competitors, U.S. Cellular will incur roaming charges for calls made in portions of the calling area which are not part of its network, thereby increasing its cost of operations.

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

In addition, U.S. Cellular competes against both larger and smaller regional wireless companies in certain areas, including ALLTEL, which acquired Western Wireless Corporation in 2005, and Rural Cellular Corporation, and against resellers of wireless services. Since each of these competitors operates on systems using spectrum licensed by the FCC and has comparable technology and facilities, competition for customers among these systems in each market is principally on the basis of quality of service, price, size of area covered, services offered and responsiveness of customer service. ALLTEL’s acquisition of Western Wireless has likely increased this competitor’s access to financial, technical, marketing, sales, purchasing and distribution resources, although the two companies did not generally have overlapping territories.

Since U.S. Cellular’s competitors do not disclose their subscriber counts in specific regional service areas, market share for the competitors in each regional market cannot be precisely determined.

The FCC’s rules require all operational wireless systems to provide, on a nondiscriminatory basis, wireless service to resellers. Certain of these resellers, mobile virtual network operators such as Virgin Mobile and Qwest Corporation, have grown substantial customer bases through the leveraging of existing brand names and have proven to be competitive with U.S. Cellular in certain of its operating markets. Others, such as Disney Corporation and its ESPN brand, use or plan to use their brand recognition and access to content to compete in the wireless arena. Most of these mobile virtual network operators utilize the near-nationwide wireless companies’ networks and roaming agreements to provide their service.

Although less directly a substitute for other wireless services, wireless data services, such as Wi-Fi and related WiMAX, and paging services may be adequate for those who do not need wide-area roaming or full two-way voice services. Technological advances or regulatory changes in the future may make available other alternatives to wireless service, thereby creating additional sources of competition.

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

These assets are classified for financial reporting purposes as available-for-sale securities. The market value of these investments aggregated $225.4 million at December 31, 2005 and $282.8 million at December 31, 2004. As of December 31, 2005, U.S. Cellular recorded a net unrealized holding gain, net of tax and minority interest, included in Accumulated other comprehensive income on the Consolidated Balance Sheets, totaling $41.3 million at December 31, 2005 and $77.6 million at December 31, 2004.

A subsidiary of U.S. Cellular has entered into a number of forward contracts with counterparties related to the Vodafone marketable equity securities that it holds. U.S. Cellular has provided guarantees to the counterparties which provide assurance that all principal and interest amounts are paid upon settlement of the contracts by such subsidiary. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”). The downside limit of the Vodafone securities is hedged at a range of $15.07 to $16.07 per share, which is at or above the cost basis, thereby eliminating the risk of an other than temporary loss being recorded on these contracted securities. The upside potential is a range of $20.00 to $21.44 per share.

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

Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in Net deferred income tax liability on the Consolidated Balance Sheets. Such net deferred income tax liability totaled $62.1 million at December 31, 2005 and $85.6 million at December 31, 2004.

The following table summarizes certain facts surrounding the contracted securities as of December 31, 2005.

		Collar (1)
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)
Vodafone Group Plc	10,245,370	$15.07-$16.07	$20.00-$21.44	$159,856

(1)             The per share amounts represent the range of floor and ceiling prices of all the securities monetized.

Employees

U.S. Cellular had approximately 7,700 full-time and part-time employees as of June 30, 2006. None of U.S. Cellular’s employees is represented by a labor organization. U.S. Cellular considers its relationship with its employees to be good.

Item 1A.   Risk Factors

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR CAUTIONARY STATEMENT

This Annual Report on Form 10-K, including exhibits, contains statements that are not based on historical fact and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that U.S. Cellular intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include those set forth below under “Risk Factors” in this Form 10-K. However, the factors described under “Risk Factors” are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  U.S. Cellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the following risk factors and other information contained in, or incorporated by reference into, this Form 10-K to understand the material risks relating to U.S. Cellular’s business.

RISK FACTORS

Intense competition in the markets in which U.S. Cellular operates could adversely affect U.S. Cellular’s revenues or increase its costs to compete.

Competition in the telecommunications industry is intense. U.S. Cellular’s ability to compete effectively will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry. U.S. Cellular anticipates that competition will cause the prices for products and services to continue to decline, and the costs to compete to increase, in the future. Some of U.S. Cellular’s competitors are national or global telecommunications companies that are larger than U.S. Cellular, possess greater resources possess more extensive coverage areas, and more spectrum within their coverage areas, and may market other services with their communications services that U.S. Cellular does not offer. In addition, U.S. Cellular may face competition from technologies that may be introduced in the future or from new entrants into the industry. There can be no assurance that U.S. Cellular will be able to compete successfully in this environment or that new technologies and products that are more commercially effective than the technologies and products utilized by U.S. Cellular will not be developed.

Sources of competition to U.S. Cellular’s business typically include three to five competing wireless telecommunications service providers in each market, wireline telecommunications service providers, resellers(including mobile virtual network operators) and providers of other alternate telecommunications services. Many of U.S. Cellular’s wireless competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than U.S. Cellular.

These factors are not in U.S. Cellular’s control. Changes in such competitive factors could result in product, pricing or cost disadvantages and could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Consolidation in the telecommunications industry could adversely affect U.S. Cellular’s revenues and increase its costs of doing business.

There has been a recent trend in the telecommunications and related industries towards consolidation of service providers through joint ventures, reorganizations and acquisitions. U.S. Cellular expects this trend towards consolidation to continue, leading to larger competitors over time. U.S. Cellular may be unable to compete successfully with larger companies that have substantially greater financial, marketing or technical resources or that offer more services than U.S. Cellular, which could adversely affect U.S. Cellular’s revenues and costs of doing business. In addition, consolidation of long distance carriers could result in U.S. Cellular having to pay more for long distance services which could increase U.S. Cellular’s costs of doing business.

Advances or changes in telecommunications technology, such as Voice over Internet Protocol or WiMAX, could render certain technologies used by U.S. Cellular obsolete, could reduce U.S. Cellular’s revenues or could increase its costs of doing business.

The telecommunications industry is experiencing significant technological change, as evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Technological advances and industry changes, such as the implementation by other carriers of third generation (“3G”) technology or wideband technologies such as “WiFi” and “WiMAX” which do not rely on FCC-licensed spectrum, could cause the technology used on U.S. Cellular’s wireless networks to become obsolete. In addition, Voice over Internet Protocol, also known as VoIP, is an emerging technological trend that could cause a decrease in demand for U.S. Cellular’s telephone services. U.S. Cellular may not be able to respond to such changes and implement new technology on a timely or cost-effective basis, which could reduce its revenues or increase its costs of doing business. If U.S. Cellular cannot keep pace with these technological changes or other changes in the telecommunications industry over time, its financial condition, results of operations or ability to do business could be adversely affected.

Changes in the regulatory environment or a failure by U.S. Cellular to timely or fully comply with any regulatory requirements could adversely affect U.S. Cellular’s financial condition, results of operations or ability to do business.

U.S. Cellular’s operations are subject to varying degrees of regulation by the FCC, state public utility commissions and other federal, and state and local regulatory agencies and legislative bodies. Adverse decisions or increased regulation by these regulatory bodies could negatively impact U.S. Cellular’s operations by, among other things, increasing U.S. Cellular’s costs of doing business, permitting greater competition or limiting U.S. Cellular’s ability to engage in certain sales or marketing activities.

U.S. Cellular’s business requires licenses granted by the FCC to provide wireless telecommunications services. Typically, such licenses are issued for initial 10-year terms and may be renewed for additional 10-year terms subject to FCC approval of the renewal applications. Failure to comply with FCC requirements in a given service area could result in the revocation of U.S. Cellular’s license for that area or in the imposition of fines. Court decisions and rulemakings could have a substantial impact on U.S. Cellular’s wireless operations, including in particular rulemakings on intercarrier access compensation and universal service. Litigation and different objectives among federal and state regulators could create uncertainty and delay U.S. Cellular’s ability to respond to new regulations. U.S. Cellular is unable to predict the future actions of the various regulatory bodies that govern U.S. Cellular, but such actions could have a material adverse effect on U.S. Cellular’s business.

U.S. Cellular attempts to timely and fully comply with all regulatory requirements. However, in certain circumstances, U.S. Cellular may not be able to timely or fully comply with all regulatory requirements due to various factors, including changes to regulatory requirements, limitations in or availability of technology, insufficient time provided for compliance, problems encountered in attempting to comply or other factors. For instance, U.S. Cellular is not in compliance with the revised phase two enhanced 911 requirements in some of its markets. Although U.S. Cellular has requested a waiver from the FCC with respect thereto, there is no guarantee that U.S. Cellular will not be subject to sanctions, including monetary forfeitures, for failure to comply with the FCC’s enhanced 911 requirements in all of its markets. Any failure by U.S. Cellular to timely or fully comply with any regulatory requirements could adversely affect U.S. Cellular’s financial condition, results of operations or ability to do business.

Changes in U.S. Cellular’s enterprise value, changes in the supply or demand of the market for wireless licenses, adverse developments in the business or the industry in which U.S. Cellular is involved and/or other factors could require U.S. Cellular to recognize impairments in the carrying value of U.S. Cellular’s license costs, goodwill and/or physical assets.

A large portion of U.S. Cellular’s assets consists of intangible assets in the form of licenses and goodwill. U.S. Cellular also has substantial investments in long-lived assets such as property, plant and equipment. Licenses, goodwill and other long-lived assets must be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. U.S. Cellular reviews its licenses, goodwill and other long-lived assets for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss may need to be recognized to the extent the carrying value of the assets exceeds the fair value of such assets.  The amount of any such impairment charges could be significant and could have a material adverse effect on U.S. Cellular’s reported financial results for the period in which the charge is taken. The estimation of fair values requires assumptions by management about factors that are highly uncertain including future cash flows, the appropriate discount rate, and other factors. Different assumptions for these factors or valuation methodologies could create materially different results.

Early redemptions of debt or repurchases of debt, issuances of debt, changes in prepaid forward contracts, changes in operating leases, changes in purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations in U.S. Cellular’s Management’s Discussion and Analysis of Financial Condition and Results of Operations to be different from the amounts actually incurred.

U.S. Cellular has reported amounts with respect to future contractual obligations under the caption “Contractual Obligations” in its Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.  The actual amounts disbursed in the future may differ materially from these currently reported amounts due to various factors, including early redemptions of debt or repurchases of debt, issuances of debt, changes in prepaid forward contracts, changes in operating leases, changes in purchase obligations or other factors or developments.

Changes in accounting standards or U.S. Cellular’s accounting policies, estimates and/or in the assumptions underlying the accounting estimates, including those described under U.S. Cellular’s Application of Critical Accounting Policies and Estimates, could have an adverse effect on U.S. Cellular’s financial condition or results of operations.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from estimates under different assumptions or conditions. U.S. Cellular has described certain critical accounting policies and estimates under the caption “Critical Accounting Policies and Estimates” in its Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K. Changes in accounting standards or U.S. Cellular’s accounting policies, estimates and/or in the assumptions underlying the accounting estimates could have an adverse effect on U.S. Cellular’s financial condition and results of operations.

Settlements, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending and future litigation could have an adverse effect on U.S. Cellular’s financial condition, results of operations or ability to do business.

U.S. Cellular is regularly involved in a number of legal proceedings before the FCC and various state and federal courts. Such legal proceedings can be complex, costly, protracted and highly disruptive to business operations by diverting the attention and energies of management and other key personnel.

The assessment of legal proceedings is a highly subjective process that requires judgments about future events. The amounts ultimately received or paid upon settlement or other resolution of litigation and other contingencies may differ materially from amounts accrued in the financial statements. In addition, litigation or similar proceedings could impose restraints on U.S. Cellular’s current or future manner of doing business and/or could have an adverse effect on U.S. Cellular’s financial condition, results of operations or ability to do business.

Costs, integration problems or other factors associated with acquisitions/divestitures of properties and/or licenses and/or expansion of U.S. Cellular’s business could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

As part of U.S. Cellular’s operating strategy, U.S. Cellular may expand the markets in which it operates through the acquisition of other telecommunications service providers, the acquisition of selected licenses or operating markets from such providers or through direct investment. The acquisition of additional businesses will depend on U.S. Cellular’s ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance any such acquisitions. U.S. Cellular will also be subject to competition for suitable acquisition candidates. Any acquisitions, if made, could divert the resources and management time of U.S. Cellular and would require integration with U.S. Cellular’s existing business operations and services. As a result, there can be no assurance that any such acquisitions will occur or that any such acquisitions, if made, would be made in a timely manner or on terms favorable to U.S. Cellular or would be successfully integrated into U.S. Cellular’s operations. These transactions commonly involve a number of risks, including :

•       entering markets in which U.S. Cellular has limited or no direct prior experience and competitors have stronger positions;

•       uncertain revenues and expenses, with the result that U.S. Cellular may not realize  the growth in revenues, anticipated cost structure, profitability, or return on investment that it expects;

•       difficulty of integrating the technologies, products, operations and personnel of the acquired businesses;

•       diversion of management’s attention;

•       disruption of ongoing business;

•       impact on U.S. Cellular’s cash and available credit lines for use in financing future growth and working capital needs;

•       inability to retain key personnel;

•       inability to successfully incorporate acquired assets and rights into U.S. Cellular’s service offerings;

•       inability to maintain uniform standards, controls, procedures and policies; and

•       impairment of relationships with employees, customers or vendors.

Failure to overcome these risks or any other problems encountered in these transactions could have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

If U.S. Cellular expands into new telecommunications businesses or markets, it may incur significant expenditures, a substantial portion of which must be made before any revenues will be realized. Such expenditures may increase as a result of the accelerated pace of regulatory and technological changes. Such expenditures, together with the associated high initial service costs of providing service in new markets, may result in reduced cash flow until an adequate revenue base is established. There can be no assurance that an adequate revenue base will be established in any new technology or market which U.S. Cellular pursues.

If U.S. Cellular expands into new telecommunications businesses or markets, it will incur certain additional risks in connection with such expansion, including increased legal and regulatory risks, and possible adverse reaction by some of its current customers. Such telecommunications businesses and markets are highly competitive and, as a new entrant, U.S. Cellular may be disadvantaged. The success of U.S. Cellular’s entry into new telecommunications businesses or markets will be dependent upon, among other things, U.S. Cellular’s ability to select new equipment and software and to integrate the new equipment and software into its operations, to hire and train qualified personnel and to enhance its billing, back-office and information systems to accommodate the new businesses or markets. No assurance can be given that U.S. Cellular will be successful with respect to these efforts.

If U.S. Cellular is not successful with respect to its expansion initiatives, its business, financial condition  or results of operations could be adversely affected.

Changes in various business factors could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Changes in any of several factors could reduce U.S. Cellular’s revenue growth and profitability. These factors include, but are not limited to:

•       demand for or usage of services,

•       the pricing of services,

•       the overall size and growth rate of U.S. Cellular’s customer base,

•       average revenue per unit,

•       penetration rates,

•       churn rates,

•       selling expenses,

•       net customer acquisition and retention costs,

•       roaming rates,

•       minutes of use,

•       the mix of products and services offered by U.S. Cellular and purchased by customers, and

•       the costs of providing products and services.

Any changes in such factors could have an adverse effect on U.S. Cellular’s business, financial or results of operations.

A significant portion of U.S. Cellular’s revenues is derived from customers who buy services through independent agents and dealers who market U.S. Cellular’s services on a commission basis. If U.S. Cellular’s relationships with these agents and dealers are seriously harmed, its wireless revenues could be adversely affected.

U.S. Cellular has relationships with agents, dealers and other third-party retailers to obtain customers.  Agents and dealers are independent business people who obtain customers for U.S. Cellular on a commission basis. U.S. Cellular’s agents are generally in the business of selling wireless telephones, wireless service packages and other related products. U.S. Cellular’s dealers include major appliance dealers, car stereo companies and mass merchants including regional and national companies.  Additionally, in support of its overall Internet initiatives, U.S. Cellular has recruited agents who provide services exclusively through the Internet.

U.S. Cellular’s business and growth depends, in part, on the maintenance of satisfactory relationships with its agents, dealers and other third-party retailers. If such relationships are seriously harmed, U.S. Cellular’s revenues and, as a result, its financial condition or results of operations, could be adversely affected.

U.S. Cellular’s investments in technologies which are unproven or for which success has not yet been demonstrated may not produce the benefits that U.S. Cellular expects.

U.S. Cellular is making investments in various new technologies and product offerings. These investments have included technologies for enhanced data services offerings. U.S. Cellular expects new products and solutions based on these new technologies to contribute to future growth in its revenues. However, the markets for some of these products and solutions are still emerging and the overall potential for these markets remains uncertain and unproven. If customer demand for these new products and solutions does not develop as expected, U.S. Cellular’s financial conditions or results of operations could be adversely affected.

An inability to obtain or maintain roaming arrangements with other carriers on terms that are acceptable to U.S. Cellular, and/or changes in roaming rates and the lack of standards and roaming agreements for wireless data products, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular’s customers can access another carrier’s analog cellular or digital system automatically only if the other carrier allows U.S. Cellular’s customers to roam on its network. U.S. Cellular relies on roaming agreements with other carriers to provide roaming capability to its customers in areas of the U.S. outside its service areas and to improve coverage within selected areas of U.S. Cellular’s network footprint. Though U.S. Cellular has a long-term agreement with its key roaming partner, in general these agreements are subject to renewal and termination if certain events occur, including, without limitation, if network standards are not maintained. Some competitors may be able to obtain lower roaming rates than U.S. Cellular because they have larger call volumes or because of their affiliations with, or ownership of, wireless carriers, or may be able to reduce roaming charges by providing service principally over their own network. In addition, the quality of service that a wireless carrier delivers during a roaming call may be inferior to the quality of service U.S. Cellular provides, the price of a roaming call may not be competitive with prices of other wireless carriers for such call, and U.S. Cellular’s customers may not be able to use some of the advanced features, such as voicemail notification, or data applications that the customers enjoy when making calls within U.S. Cellular’s network. In addition, U.S. Cellular’s wireless “CDMA” and “CDMA 1XRTT” technology is not compatible with certain other technologies used by certain other carriers, such as GSM and GPRS, limiting the ability of U.S. Cellular to enter into roaming agreements with such other carriers. U.S. Cellular’s roaming partners could switch their business to new operators, or over time, to their own networks. Changes in roaming usage patterns, rates per roaming minute of use and relationships with carriers whose customers generate roaming minutes of use on U.S. Cellular’s network all could have an adverse effect on U.S. Cellular’s revenues and revenue growth.

If U.S. Cellular is unable to obtain or maintain roaming agreements with other wireless carriers that contain pricing and other terms that are competitive and acceptable to U.S. Cellular, and that satisfy U.S. Cellular’s quality and interoperability requirements, its business, financial conditions or results of operations could be adversely affected.

Changes in access to content for data or video services and access to new handsets being developed by vendors, or an inability to manage its supply chain or inventory successfully, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular’s businesses may increasingly depend on its access to content for data or video services and access to new handsets being developed by vendors. U.S. Cellular’s ability to obtain such access depends in part on other parties. If U.S. Cellular is unable to obtain access to content for data or video services or prompt access to new handsets being developed by vendors, its business, financial condition or results of operations could be adversely affected.

Operation of U.S. Cellular’s supply chain and management of its inventory balances requires accurate forecasting of customer growth and demand, which has become increasingly challenging. If overall demand for handsets or the mix of demand for handsets is significantly different than U.S. Cellular’s expectations, U.S. Cellular could face inadequate or excess supplies of particular models of handsets. This could result in lost sales opportunities or a buildup of inventory that could not be easily sold. Either of these situations could adversely affect U.S. Cellular’s revenues, costs of doing business, results of operations or financial condition.

A failure by U.S. Cellular’s service offerings to meet customer expectations could limit U.S. Cellular’s ability to attract and retain customers and have an adverse effect on U.S. Cellular’s operations.

Customer acceptance of the services that U.S. Cellular offers is and will continue to be affected by technology-based differences and by the operational performance, quality, reliability, and coverage of U.S. Cellular’s networks. U.S. Cellular may have difficulty attracting and retaining customers if it is unable to meet customer expectations for, or otherwise unable to resolve quality issues relating to, its networks, billing systems, or customer care or if those issues limit U.S. Cellular’s ability to expand its network capacity or subscriber base, or otherwise place U.S. Cellular at a competitive disadvantage to other service providers in its markets. The level of consumer demand for U.S. Cellular’s next-generation products is uncertain. Consumer demand could be impacted by differences in technology, footprint and service areas, network quality, consumer perceptions, customer care levels and rate plans.

A failure by U.S. Cellular to complete significant network build-out and system implementation as part of its plans to build out new markets and improve the quality and capacity of its network could have an adverse effect on its operations.

U.S. Cellular’s business plan includes significant build-out activities and enhancements to its network, including completion of build-out activities in new markets and continual enhancement of its existing network. As U.S. Cellular deploys, expands, and enhances its network, it may need to acquire additional spectrum. Also, as U.S. Cellular continues to build out and enhance its network, U.S. Cellular must, among other things, continue to:

•       lease, acquire or otherwise obtain rights to a large number of cell and switch sites;

•       obtain zoning variances or other local governmental or third-party approvals or permits for network construction;

•       complete the radio frequency design, including cell site design, frequency planning and network optimization, for each of U.S. Cellular’s markets; and

•       improve, expand and maintain customer care, network management, billing and other financial and management systems.

Any difficulties encountered in completing these activities, as well as problems in vendor equipment availability, technical resources, system performance or system adequacy, could delay the launch of expanded operations in new or existing markets or result in increased costs in all markets. U.S. Cellular relies on the services of various companies in order to build-out and enhance its network. However, U.S. Cellular may not be able to obtain satisfactory contractors on economically attractive terms or ensure that such contractors or the systems they install will perform as U.S. Cellular expects. Failure to successfully build out and enhance U.S. Cellular’s network and necessary support facilities and systems in a cost effective manner, and in a manner that satisfies customer expectations for quality and coverage, could have an adverse effect on U.S. Cellular’s business, business prospects, financial condition or results of operations.

A failure by U.S. Cellular’s business to acquire adequate radio spectrum could have an adverse effect on U.S. Cellular’s business and operations.

U.S. Cellular’s business depends on the ability to use portions of the radio spectrum licensed by the FCC. U.S. Cellular could fail to obtain sufficient spectrum capacity in new and existing markets, whether through FCC auctions or other transactions, in order to meet the potential expanded demands for existing services in critical markets, and to enable deployment of next-generation services. Such a failure could have a material adverse impact on the quality of U.S. Cellular’s services or U.S. Cellular’s ability to roll out such future services in some markets, or could require that U.S. Cellular curtail existing services in order to make spectrum available for next-generation services. U.S. Cellular may acquire more spectrum through a combination of alternatives, including participation in spectrum auctions. As required by law, the FCC periodically conducts auctions for licenses to use some parts of the radio spectrum. The decision to conduct auctions, and the determination of what spectrum frequencies will be made available for auction, are provided for by laws administered by the FCC. The FCC may not allocate spectrum sufficient to meet the demands of all those wishing to obtain licenses. Even if the FCC determines to conduct further auctions in the future, U.S. Cellular may not be successful in those future auctions in obtaining the spectrum that U.S. Cellular believes is necessary to implement its business and technology strategies. In addition, newly auctioned spectrum may not be compatible with existing spectrum, and vendors may not create suitable products to use such spectrum. U.S. Cellular may also seek to acquire radio spectrum through purchases and exchanges with other spectrum licensees or otherwise, including by purchases of other licensees outright. However, U.S. Cellular may not be able to acquire sufficient spectrum through these types of transactions, and U.S. Cellular may not be able to complete any of these transactions on favorable terms.

Financial difficulties of U.S. Cellular’s key suppliers or vendors, or termination or impairment of U.S. Cellular’s relationship with such suppliers or vendors, could result in a delay or termination of U.S. Cellular’s receipt of equipment or services, which could adversely affect U.S. Cellular’s business and results of operations.

U.S. Cellular depends upon certain vendors to provide it with equipment and services that U.S. Cellular needs to continue U.S. Cellular’s network build-out and upgrade and operate its business. U.S. Cellular does not have operational or financial control over any of such key suppliers and has limited influence with respect to the manner in which these key suppliers conduct their businesses. If these key suppliers experience financial difficulties and are unable to provide equipment or services to U.S. Cellular on a timely basis or cease to provide such equipment or services, or if such key suppliers otherwise fail to honor their obligations to U.S. Cellular, U.S. Cellular may be unable to maintain and upgrade its network or provide services to its customers in a competitive manner, or could suffer other disruptions to its business. In that event, U.S. Cellular’s business, financial condition or results of operations could be adversely affected.

An increase of U.S. Cellular’s debt in the future could subject U.S. Cellular to various restrictions and higher interest costs and decrease its cash flows and earnings.

U.S. Cellular may increase its debt in the future, for acquisitions or other purposes. For example, U.S. Cellular may require substantial additional financing to fund capital expenditures, license purchases, operating costs and expenses, domestic and international investments, and other growth initiatives. U.S. Cellular currently relies on its committed credit facilities to meet any additional short-term financing needs. Other sources of financing may include public or private debt. The agreements governing any indebtedness may contain financial and other covenants that could impair U.S. Cellular’s flexibility and restrict U.S. Cellular’s ability to pursue growth opportunities. In addition, increased debt levels could result in higher interest costs and lower net cash flows and earnings.

An inability to attract and/or retain management, technical, sales and other personnel could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Due to competition for qualified engineering, technical, managerial, sales and other personnel, there can be no assurance that U.S. Cellular will be able to continue to attract and/or retain qualified personnel necessary for the development of its business. The loss of the services of existing personnel as well as the failure to recruit additional qualified personnel in a timely manner would be detrimental to U.S. Cellular’s growth and activities requiring expertise. The failure to attract and/or retain such personnel could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular has significant investments in entities that it does not control. Losses in the value of such investments could have an adverse effect on U.S. Cellular’s results of operations or financial condition.

U.S. Cellular has significant investments in entities that it does not control, including a 5.5% ownership interest in the Los Angeles SMSA Limited Partnership (the “LA Partnership”) which represents a significant portion of U.S. Cellular’s net income. U.S. Cellular cannot provide assurance that these entities will operate in a manner that will increase the value of U.S. Cellular’s investments, that U.S. Cellular’s proportionate share of income from the LA Partnership will continue at the current level in the future or that U.S. Cellular will not incur losses from the holding of such investments. Losses in the values of such investments or a reduction in income from the LA Partnership could adversely affect U.S. Cellular’s financial condition or results of operations.

Changes in guidance or interpretations of accounting requirements, changes in industry practice, identification of errors or changes in management assumptions could require amendments to or restatements of financial information or disclosures included in this or prior filings with the SEC.

U.S. Cellular prepares its consolidated financial statement in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and files such financial statements with the SEC in accordance with the SEC’s rules and regulations. The preparation of financial statements in accordance with U.S. GAAP requires U.S. Cellular to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. U.S. Cellular bases its estimates on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from estimates under different assumptions or conditions. Changes in guidance or interpretations of accounting requirements, changes in industry practice, identification of errors or changes in management assumptions could require amendments to or restatements of disclosures or financial information included in this or prior filings with the SEC.

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

U.S. Cellular and its subsidiaries operate capital-intensive businesses. U.S. Cellular has used internally-generated funds and has also obtained substantial funds from external sources to finance the build-out and enhancement of markets, to fund acquisitions and for general corporate purposes. U.S. Cellular also may require substantial additional capital for, among other uses, acquisitions of providers of wireless telecommunications services, spectrum license or system acquisitions, system development and network capacity expansion. There can be no assurance that sufficient funds will continue to be available to U.S. Cellular or its subsidiaries on terms or at prices acceptable to U.S. Cellular. Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions, changes in U.S. Cellular’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development and acquisition programs. In the long term, reduction of U.S. Cellular’s construction, development and acquisition programs would have a negative impact on U.S. Cellular’s consolidated revenues, income and cash flows.

Changes in income tax rates, laws, regulations or rulings, or federal or state tax assessments could have an adverse effect on U.S. Cellular’s financial condition or results of operations.

U.S. Cellular does not have control over changes in income tax rates, laws, regulations or rulings, or federal and state tax assessments. Income and other federal or state taxes represent a significant expense for U.S. Cellular. Accordingly, changes in income tax rates, laws, regulations or rulings, or federal and state tax assessments could have an adverse effect on U.S. Cellular’s financial condition or results of operations.

War, conflicts, hostilities and/or terrorist attacks or equipment failure, power outages, natural disasters or breaches of network or information technology security could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Wars, conflicts, hostilities, terrorist attacks, major equipment failures, power outages, natural disasters, breaches of network or information technology security or similar disasters or failures that affect U.S. Cellular’s mobile telephone switching offices, information systems, microwave links, third-party owned local and long distance networks on which U.S. Cellular relies, U.S. Cellular’s cell sites or other equipment or the networks of other providers on which U.S. Cellular subscribers roam could have a material adverse effect on U.S. Cellular’s operations. U.S. Cellular’s inability to operate its telecommunications system or access or operate its information systems even for a limited time period, or the loss or disclosure of subscriber data, may result in a loss of subscribers or impair U.S. Cellular’s ability to serve subscribers or attract new subscribers, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Changes in general economic and business conditions, both nationally and in the markets in which U.S. Cellular operates, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular’s operating results may be subject to factors which are outside of U.S. Cellular’s control, including changes in general economic and business conditions, both nationally and in the markets in which U.S. Cellular operates. Such factors could have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Changes in facts or circumstances, including new or additional information that affects the calculation of potential liabilities for contingent obligations under guarantees, indemnities or otherwise, could require U.S. Cellular to record charges in excess of amounts accrued in the financial statements, if any, which could have an adverse effect on U.S. Cellular’s financial condition or results of operations.

The preparation of financial statements requires U.S. Cellular to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. U.S. Cellular bases its estimates on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from estimates under different assumptions or conditions. Changes in facts or circumstances, including new or additional information that affects the calculation of potential liabilities for contingent obligations under guarantees, indemnities or otherwise, could require U.S. Cellular to record charges in excess of amounts accrued in the financial statements, if any, which could have an adverse effect on U.S. Cellular’s financial condition or results of operations.

Material weaknesses in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or fail to prevent fraud, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, U.S. Cellular is required to furnish a report of management’s assessment of the design and effectiveness of its internal control over financial reporting as part of its Form 10-K filed with the SEC. The independent auditors of U.S. Cellular are required to attest to, and report on, management’s assessment and the effectiveness of internal control over financial reporting. U.S. Cellular management is also required to report on the effectiveness of U.S. Cellular’s disclosure controls and procedures. As disclosed in this Form 10-K, U.S. Cellular management has identified material weaknesses in internal control over financial reporting and, accordingly, has determined that internal control over financial reporting was not effective at December 31, 2005. Reference is made to Item 9A of this Form 10-K for a description of such material weaknesses and deficiencies in the effectiveness of internal control over financial reporting. Such material weaknesses and deficiencies in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or fail to prevent fraud, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations. Further, if U.S. Cellular does not remediate any known material weaknesses, it could be subject to sanctions or investigation by regulatory authorities such as the SEC, it could fail to timely meet its regulatory reporting obligations, or investor perceptions could be negatively affected; each of these potential consequences could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

The pending SEC investigation regarding the restatement of U.S. Cellular’s financial statements could result in substantial expenses, and could result in monetary or other penalties.

In November 2005, the staff of the SEC commenced an informal inquiry regarding U.S. Cellular’s accounting practices in response to the restatement that was announced in November 2005. U.S. Cellular is cooperating fully with the SEC staff. However, depending upon the scope and duration of the SEC’s review, substantial expenses and diversion of management’s attention and resources for the foreseeable future could be required. Also, if U.S. Cellular is unsuccessful in defending against this or other investigations or proceedings, U.S. Cellular could incur monetary or other penalties that could have an adverse effect on its business, financial condition or results of operations.

The possible development of adverse precedent in litigation or conclusions in professional studies to the effect that radio frequency emissions from handsets, wireless data devices and/or cell sites cause harmful health consequences, including cancer or tumors, or may interfere with various electronic medical devices such as pacemakers, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health problems, including cancer or tumors, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may discourage use of wireless handsets or expose U.S. Cellular to potential litigation. Any resulting decreases in demand for wireless services, or costs of litigation and damage awards, could impair U.S. Cellular’s ability to sustain profitability.

In addition, some studies have indicated that some aspects of using wireless phones while driving may impair drivers’ attention in certain circumstances, making accidents more likely. These concerns could lead to potential litigation relating to accidents, deaths or serious bodily injuries, or to new restrictions or government regulations that restrict or prohibit wireless phone use, any of which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Numerous state and local legislative bodies have proposed legislation restricting or prohibiting the use of wireless phones while driving motor vehicles. These laws or other laws, if passed, prohibiting or restricting the use of wireless phones while driving, could have the effect of reducing subscriber usage, which could cause an adverse effect on U.S. Cellular’s business, financial condition, or results of operations.

U.S. Cellular’s assets are concentrated in the U.S. telecommunications industry. As a result, its results of operations may fluctuate based on factors related entirely to conditions in this industry.

U.S. Cellular’s assets are concentrated in the U.S. telecommunications industry, and in particular in the Midwestern portion of the United States. U.S. Cellular’s focus on the U.S. telecommunications industry, with concentrations of assets and operations in the Midwest, together with its positioning relative to larger competitors with greater resources within the industry, may represent increased risk for investors due to the lack of diversification.

As U.S. Cellular continues to implement its strategies, there are internal and external factors that could impact its ability to successfully meet its objectives.

U.S. Cellular’s ability to implement and execute its operating strategies and as a result, achieve desired financial results, could be affected by various challenges. These challenges include overall industry-related factors and other factors which are more specific to U.S. Cellular, such as changes in regulation, industry-wide competition, changes in technology, effectiveness of U.S. Cellular’s information technology systems and other risks and uncertainties, including those discussed herein. If U.S. Cellular does not successfully manage such challenges, its business, financial condition or results of operations could be adversely affected.

Any of the foregoing events or other events could cause revenues, customer additions, operating income, capital expenditures and or any other financial or statistical information to vary from U.S. Cellular’s forward estimates by a material amount.

U.S. Cellular may from time-to-time provide forward looking information, including estimates of future operating income; depreciation, amortization and accretion expenses; service revenues; net retail customer activations; and/or capital expenditures. Any such forward looking information includes the effect of known or anticipated changes to the extent disclosed, but unknown or unanticipated events, including the risks discussed above, could cause such estimates to differ from the actual amounts by a material amount.

The market price of U.S. Cellular’s Common Shares is subject to fluctuations due to a variety of factors.

U.S. Cellular’s stock price is subject to fluctuations from time to time due to a variety of factors such as:

•       general economic conditions;

•       wireless and telecommunications industry conditions;

•       fluctuations in U.S. Cellular’s quarterly customer activations, churn rate, revenues, results of operations or cash flows;

•       variations between U.S. Cellular’s actual financial and operating results and those expected by analysts and investors; and

•       announcements by U.S. Cellular’s competitors.

Any of these or other factors could adversely affect the future market price of U.S. Cellular’s stock, or cause the future market price of the stock to fluctuate from time to time.

Certain matters, such as control by TDS and provisions in the U.S. Cellular restated certificate of incorporation, may serve to discourage or make more difficult a change in control of U.S. Cellular.

As of December 31, 2005, TDS owned over 80% of the combined total of both classes of common stock of U.S. Cellular, including a majority of the outstanding Common Shares and 100% of the Series A Common Shares, and controlled approximately 95% of their combined voting power. As a result, TDS was effectively able to elect all of U.S. Cellular’s ten directors and otherwise control the management and operations of U.S. Cellular. The control of U.S. Cellular by TDS may tend to deter non-negotiated tender offers or other efforts to obtain control of U.S. Cellular and thereby deprive shareholders of opportunities to sell shares at prices higher than those prevailing in the market.

The U.S. Cellular restated certificate of incorporation also contains provisions which may serve to discourage or make more difficult a change in control of U.S. Cellular without the support of TDS or without meeting various other conditions. In particular, the authorization of multiple classes of capital stock with different voting rights could prevent shareholders from profiting from an increase in the market value of their shares as a result of a change in control of U.S. Cellular by delaying or preventing such change in control.

The U.S. Cellular restated certificate of incorporation also authorizes the U.S. Cellular board of directors to designate and issue Preferred Shares in one or more classes or series from time to time. Generally, no further action or authorization by the shareholders is necessary prior to the designation or issuance of the additional Preferred Shares authorized pursuant to the U.S. Cellular restated certificate of incorporation unless applicable laws or regulations would require such approval in a given instance. Such Preferred Shares could be issued in circumstances that would serve to preserve control TDS’s control of U.S. Cellular.

There are potential conflicts of interests between TDS and U.S. Cellular.

As of December 31, 2005, TDS owned over 80% of the combined total of both classes of common stock of U.S. Cellular, including a majority of the outstanding Common Shares and 100% of the Series A Common Shares, and controlled approximately 95% of their combined voting power. As a result, TDS was effectively able to elect all of U.S. Cellular’s ten directors and otherwise control the management and operations of U.S. Cellular. Six of ten members of the U.S. Cellular board are employees or executive officers of TDS or U.S. Cellular. Four directors of U.S. Cellular are also directors of TDS. Directors and officers of TDS who are also directors or officers of U.S. Cellular, and TDS as U.S. Cellular’s controlling shareholder, are in positions involving the possibility of conflicts of interest with respect to certain transactions concerning U.S. Cellular. When the interests of TDS and U.S. Cellular diverge, TDS may exercise its influence in its own best interests.

U.S. Cellular and TDS have entered into contractual arrangements governing certain transactions and relationships between them. These agreements were executed prior to the initial public offering of the U.S. Cellular’s Common Shares and were not the result of arm’s-length negotiations. Accordingly, there is no assurance that the terms and conditions of these agreements are as favorable to U.S. Cellular as could have been obtained from unaffiliated third parties. See “Certain Relationships and Related Transactions” in this Form 10-K.

Conflicts of interest may arise between TDS and U.S. Cellular when faced with decisions that could have different implications for U.S. Cellular and TDS, including technology decisions, financial budgets, the payment of distributions by U.S. Cellular, business activities and other matters. TDS may also take action that favors its other businesses and the interests of its shareholders over U.S. Cellular’s wireless business and the interests of U.S. Cellular shareholders and debt holders. Because TDS controls U.S. Cellular, conflicts of interest could be resolved in a manner adverse to U.S. Cellular and its other shareholders or its debt holders.

The U.S. Cellular restated certificate of incorporation provides that, so long as not less than 500,000 Series A Common Shares are outstanding, U.S. Cellular, without the written consent of TDS, shall not, directly or indirectly own, invest or otherwise have an interest in, lease, operate or manage any business other than a business engaged solely in the construction of, the ownership of interests in and/or the management of cellular telephone systems. This limitation on the scope of U.S. Cellular’s potential business could hurt the growth of U.S. Cellular’s business. This restriction would preclude U.S. Cellular from pursuing attractive related or unrelated business opportunities unless TDS consents in writing. TDS has no obligation to consent to any business opportunities proposed by U.S. Cellular and may withhold its consent in its own best interests.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The properties for mobile telephone switching offices, cell sites and retail locations are either owned or leased under long-term leases by U.S. Cellular, one of its subsidiaries or the partnership or corporation which holds the construction permit or license. U.S. Cellular has not experienced major problems with obtaining zoning approval for cell sites or operating facilities and does not anticipate any such problems in the future which are or will be material to U.S. Cellular and its subsidiaries as a whole. U.S. Cellular’s investment in property is small compared to its investment in licenses, goodwill and wireless system equipment. As of December 31, 2005, U.S. Cellular’s property, plant and equipment, net of accumulated depreciation, totaled $2,576.8 million.

U.S. Cellular leases an aggregate of approximately 239,000 square feet of office space for its headquarters buildings in Chicago, Illinois and Bensenville, Illinois.

U.S. Cellular considers the properties owned or leased by it and its subsidiaries to be suitable and adequate for their respective business operations.

Item 3.   Legal Proceedings

U.S. Cellular is involved in a number of legal proceedings before the FCC and various state and federal courts. In some cases, the litigation involves disputes regarding rights to certain wireless telephone systems and other interests. If U.S. Cellular believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss. If only a range of probable loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. The assessment of legal proceedings is a highly subjective process that requires judgments about future events. The legal proceedings are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of proceedings may differ materially from amounts accrued in the financial statements and could have a material effect on the results of operations, financial condition or cash flows.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of securities holders during the fourth quarter of 2005.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Except as set forth below in this Item 5, the information required by this item is incorporated by reference from Exhibit 13 to this document, Annual Report sections entitled “U.S. Cellular Stock and Dividend Information” and “Consolidated Quarterly Information (Unaudited).”

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchase made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the fourth quarter of 2005.

U.S. CELLULAR PURCHASES OF COMMON SHARES

	(a)	(b)	(c)	(d)
Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - 31, 2005	—	$—	—	162,977
November 1 - 30, 2005	—	—	—	163,168
December 1 - 31, 2005	—	—	—	163,225
Total for or as of end of the quarter ended 12/31/05	—	$—	—	163,225

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

          ii.  The share amount originally approved was up to 1% of the number of outstanding Common Shares of U.S. Cellular not held by TDS or any affiliate thereof in any three-month period. As of December 31, 2005, this would permit U.S. Cellular to acquire up to 163,225 Common Shares in a three-month period based on the number of unaffiliated Common Shares outstanding on such date, less the number of shares purchased within three months prior to any specific purchase.

       iii.  There is no expiration date for the program.

       iv.  No Common Share repurchase program has expired during the fourth quarter of 2005.

          v.  U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program prior to expiration, or to cease making further purchases thereunder, during the fourth quarter of 2005.

Item 6.   Selected Financial Data

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report section entitled “Selected Consolidated Financial Data,” except for ratios of earnings to fixed charges, which are incorporated herein by reference from Exhibit 12 to this Form 10-K.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, management concluded that U.S. Cellular’s disclosure controls and procedures were not effective as of December 31, 2005, at the reasonable assurance level, because of the material weaknesses described below. Notwithstanding the material weaknesses that existed as of December 31, 2005, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operation and cash flows of U.S. Cellular and its subsidiaries in conformity with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. U.S. Cellular’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. U.S. Cellular’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer’s assets that could have a material effect on the interim or annual consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of U.S. Cellular’s management, including its Chief Executive Officer and Chief Financial Officer, U.S. Cellular conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2005:

1.    U.S. Cellular did not have a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the financial reporting requirements and the complexity of U.S. Cellular’s operations and transactions. Further, U.S. Cellular did not have a sufficient number of qualified personnel to create, communicate and apply accounting policies and procedures in compliance with accounting principles generally accepted in the United States of America (GAAP).  This control deficiency contributed to the material weaknesses discussed in item 2 and item 3 below and the restatement of U.S. Cellular’s annual consolidated financial statements for 2004, 2003 and 2002, the interim consolidated financial statements for all quarters in 2004 and 2003, the interim consolidated financial statements for the first and second quarters of 2005, as well as adjustments, including audit adjustments, to the 2005 third quarter interim consolidated financial statements and the 2005 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of substantially all accounts and disclosures that would result in a material misstatement to U.S. Cellular’s interim or annual consolidated financial statements that would not be prevented or detected.

2.    U.S. Cellular did not maintain effective controls over the completeness, accuracy, presentation and disclosure of its accounting for income taxes, including the determination of income tax expense, income taxes payable, liabilities accrued for tax contingencies and deferred income tax assets and liabilities. Specifically, U.S. Cellular did not have effective controls designed and in place to accurately calculate income tax expense and income tax payable, monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the resulting basis difference to its deferred income tax asset and liability balances. This control deficiency resulted in the restatement of U.S. Cellular’s annual consolidated financial statements for 2004, 2003 and 2002, the interim consolidated financial statements for all quarters in 2004 and 2003, the interim consolidated financial statements for the first and second quarters of 2005, as well as adjustments, including audit adjustments, to the 2005 third quarter interim consolidated financial statements and the 2005 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to U.S. Cellular’s interim or annual consolidated financial statements that would not be prevented or detected.

3.    U.S. Cellular did not maintain effective controls over the complete and accurate recording of leases. Specifically, effective controls were not designed and in place to ensure the accuracy of lease information, the use of appropriate lease terms including renewal option periods, calculation of rent expense on a straight-line basis for leases with escalation clauses and the complete and accurate accumulation of future lease commitments in conformity with GAAP.  This control deficiency affected rent expense, deferred liabilities and related lease disclosures and resulted in an audit adjustment to the disclosure of future minimum rental payments reflected in the 2005 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to U.S. Cellular’s interim or annual consolidated financial statements that would not be prevented or detected.

As a result of these material weaknesses identified, management has determined that  U.S. Cellular did not maintain effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the COSO.

Management has excluded the Kansas and Nebraska wireless markets ("markets") acquired from a subsidiary of ALLTEL Corporation from its assessment of internal control over financial reporting as of December 31, 2005 because the markets were acquired by U.S. Cellular in a purchase business combination during December 2005. The markets are wholly owned subsidiaries whose total assets and total revenues represent 3.2% and 0.1%, respectively, of the corresponding balances reflected in the consolidated financial statements as of and for the year ended December 31, 2005.

Management’s assessment of the effectiveness of U.S. Cellular’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is incorporated by reference into Item 8 of this Annual Report on Form 10-K.

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

•       Enhancements and additions to technical accounting personnel

•        TDS—a Vice President and Assistant Corporate Controller was hired in the second quarter of 2005; a Manager, Accounting and Reporting was added in the second quarter of 2005 and a Manager, External Reporting was added in the third quarter of 2005. TDS provides shared services to U.S. Cellular including assistance on technical accounting issues and external financial reporting.

•        U.S. Cellular—a Vice President and Controller was hired in the second quarter of 2005 and was designated as U.S. Cellular’s principal accounting officer in the third quarter of 2005; a Director, Operations Accounting was hired in the second quarter of 2005 and a Manager, Accounting Policy was added in the first quarter of 2005.

U.S. Cellular believes the above changes have improved its internal control over financial reporting.

Management is currently addressing each of the material weaknesses in internal control over financial reporting and is committed to remediating them as expeditiously as possible. Further, management is undertaking a multi-year program to improve and increase automation of financial reporting and other finance functions. Management will devote significant time and resources to the remediation effort. Management’s remediation plans include the following:

•       Review of Existing Internal Control Over Financial Reporting—U.S. Cellular has engaged external consultants to assist in reviewing its existing internal control over financial reporting with the intent of improving the design and operating effectiveness of controls and processes. Such improvements will include the development and enhancement of written accounting policies and procedures as well as communication thereof. In addition, management has currently enhanced controls related to certain of the items that resulted in the restatement of U.S. Cellular’s interim and annual consolidated financial statements as discussed above.

•       Training—Management has engaged external consultants to assist U.S. Cellular in developing and implementing a training program specific to the needs of accounting personnel.

•       Recruiting—U.S. Cellular made several key additions to its technical accounting personnel in 2005, as discussed above. In addition, U.S. Cellular has added, and is actively recruiting to fill, several new director, manager and staff level positions which will enhance the overall level of technical expertise and enable improvements in controls and processes. In the second quarter of 2006, U.S. Cellular hired a new Director, Accounting Policy and Reporting.

•  Financial Infrastructure—In late 2005, the Finance Leadership Team, consisting of key finance leaders from each of TDS’s business units and Corporate headquarters, commenced a Financial Infrastructure initiative. This multi-year initiative is focused on longer-term improvements in key financial processes and support systems, with an emphasis on simplification of the financial reporting structure, automation, preventive controls versus detective controls, and system-based controls versus manual controls.

•       Income Tax Accounting—TDS provides shared services to U.S. Cellular including assistance with accounting for income taxes. TDS has engaged external tax advisors to assist in enhancing controls with respect to monitoring the difference between the income tax basis and financial reporting basis of assets and liabilities and reconciling the difference to the deferred income tax asset and liability balances. The scope of this project encompasses controls over income taxes on a TDS enterprise-wide basis, including U.S. Cellular. In addition, TDS is in the process of implementing a tax provisioning software which it believes will enhance its internal controls related to income taxes on a TDS enterprise-wide basis, including U.S. Cellular.

•  Leases—In 2005, U.S. Cellular began implementation of a new real estate management system. Implementation of additional system functionality and related supporting processes and procedures in 2006 will enhance controls related to the administration, accounting and reporting for leases, including controls related to the accuracy, completeness and disclosure of future minimum rental payments and the calculation of straight-line rent expense.

Changes in Internal Control Over Financial Reporting

There were no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect U.S. Cellular’s internal control over financial reporting. As discussed herein, U.S. Cellular has made or intends to make material changes to internal control over financial reporting in order to remediate the material weaknesses discussed above.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Incorporated by reference from Proxy Statement sections in Exhibit 99.1 attached hereto entitled “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.   Executive Compensation

Incorporated by reference from Proxy Statement sections entitled “Executive Compensation,” in Exhibit 99.1 attached hereto except for the information specified in Item 402(a)(8) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from Proxy Statement sections in Exhibit 99.1 attached hereto entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.   Certain Relationships and Related Transactions

Incorporated by reference from Proxy Statement section in Exhibit 99.1 attached hereto entitled “Certain Relationships and Related Transactions.”

Item 14.   Principal Accountant Fees and Services

Incorporated by reference from Proxy Statement section in Exhibit 99.1 attached hereto entitled “Fees Paid to Principal Accountants.”

PART IV

Item 15.   Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(a)	(1)	Financial Statements
		Consolidated Statements of Operations	Annual Report*
		Consolidated Statements of Cash Flows	Annual Report*
		Consolidated Balance Sheets	Annual Report*
		Consolidated Statements of Common Shareholders’ Equity	Annual Report*
		Notes to Consolidated Financial Statements	Annual Report*
		Consolidated Quarterly Information (Unaudited)	Annual Report*
		Management’s Report on Internal Control Over Financial Reporting	Annual Report*
		Report of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP	Annual Report*

*       Incorporated by reference from Exhibit 13.

(2)	Financial Statement Schedules

Location
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule—PricewaterhouseCoopers LLP	page S-1
II. Valuation and Qualifying Accounts	page S-2
Los Angeles SMSA Limited Partnership Financial Statements	page S-3
Report of Independent Registered Public Accounting Firm— Deloitte & Touche LLP	page S-4
Balance Sheets	page S-5
Statements of Operations	page S-6
Statements of Changes in Partners’ Capital	page S-7
Statements of Cash Flows	page S-8
Notes to Financial Statements	page S-9

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
10.8(a)

U.S. Cellular Corporation Executive Officer Annual Incentive Plan Effective January 1, 2005, as amended, is hereby incorporated by reference to Exhibit 10.6 to U.S. Cellular’s Quarterly Report on Form 10-Q/A dated June 30, 2005.

10.8(b)

U.S. Cellular Corporation 2006 Executive Officer Annual Incentive Plan Effective January 1, 2006 is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated July 12, 2006.

10.9	Supplemental Executive Retirement Plan of TDS is hereby incorporated by reference to Exhibit 10.13 to U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 1994.

10.10

Compensation Plan for Non-Employee Directors, as amended as of May 3, 2005, is hereby incorporated by reference to exhibit 10.4 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.11(a)

U.S. Cellular’s 2005 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit B to United States Cellular Corporation’s Notice of Annual Meeting to Shareholders and Proxy Statement dated April 5, 2005.

10.11(b)	First Amendment to U.S. Cellular’s 2005 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2006.
10.12

Retention Agreement for Kenneth R. Meyers dated September 13, 1999 is hereby incorporated by reference to Exhibit 10.27 to U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.13

Executive Deferred Compensation Agreement—Phantom Stock Account for 2006 bonus year between John E. Rooney and U.S. Cellular dated December 2, 2005 is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated December 2, 2005.

10.14

Executive Deferred Compensation Agreement—Interest Account for 2006 between John E. Rooney and U.S. Cellular dated December 2, 2005 is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated December 2, 2005.

10.15

Executive Deferred Compensation Agreement—Phantom Stock Account for 2006 between Kenneth R. Meyers and U.S. Cellular dated December 6, 2005 is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated December 2, 2005.

10.16

Executive Deferred Compensation Agreement—Interest Account for 2006 between Kenneth R. Meyers and U.S. Cellular dated December 6, 2005 is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Current Report on Form 8-K dated December 2, 2005.

10.22	U.S. Cellular 2003 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 to U.S. Cellular’s Registration Statement on Form S-8 (Registration No. 333-103543).
10.23	Form of 2005 Long-Term Incentive Plan Stock Option Award Agreement is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Current Report on Form 8-K dated, March 7, 2006.
10.24	Form of 2005 Long-Term Incentive Plan Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.5 to U.S. Cellular’s Current Report on Form 8-K dated, March 7, 2006.
10.25	Form of 2005 Long-Term Incentive Plan, 2006 Stock Option Award Agreement for John E. Rooney, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Form 8-K dated, March 7, 2006.
10.26	Form of 2006 Long-Term Incentive Plan Restricted Stock Award Agreement for John E. Rooney, is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Form 8-K dated, March 7, 2006.
10.27	Letter Agreement between U.S. Cellular and Steven T. Campbell dated June 1, 2005, is hereby incorporated by reference to Exhibit 99.2 to U.S. Cellular’s Form 8-K dated June 1, 2005.

10.28

Terms of Letter Agreement Between United States Cellular Corporation and John E. Rooney dated March 28, 2000 is hereby incorporated by reference to Exhibit 10 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of United States Cellular Corporation:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting of United States Cellular Corporation referred to in our report dated July 28, 2006, which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

July 28, 2006

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Column A	Column B	Column C-	Column C-2	Column D	Column E
(Dollars in thousands)
For The Year Ended December 31, 2005
Deducted from deferred tax asset:
For unrealized net operating losses	$(12,347)	$466	$(4,977)	$—	$(16,858)
Deducted from accounts receivable:
For doubtful accounts	(10,820)	(37,857)	—	37,267	(11,410)
For The Year Ended December 31, 2004
Deducted from deferred tax asset:
For unrealized net operating losses	(7,288)	(3,464)	(1,595)	—	(12,347)
Deducted from accounts receivable:
For doubtful accounts	(12,514)	(47,546)	—	49,240	(10,820)
For The Year Ended December 31, 2003
Deducted from deferred tax asset:
For unrealized net operating losses	(8,726)	1,313	125	—	(7,288)
Deducted from accounts receivable:
For doubtful accounts	$(17,704)	$(57,533)	$—	$62,723	$(12,514)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Los Angeles SMSA Limited Partnership:

We have audited the accompanying balance sheets of Los Angeles SMSA Limited Partnership (the “Partnership”) as of December 31, 2005 and 2004, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 16, 2006

LOS ANGELES SMSA LIMITED PARTNERSHIP

BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Accounts receivable, net of allowances of $9,274 and $11,853	$225,927	$193,909
Unbilled revenue	24,203	22,121
Due from General Partner	446,576	405,230
Prepaid expenses and other current assets	2,830	2,838
Total current assets	699,536	624,098
PROPERTY, PLANT AND EQUIPMENT—Net	1,452,368	1,279,261
WIRELESS LICENSES	79,543	79,543
OTHER ASSETS	547	750
TOTAL ASSETS	$2,231,994	$1,983,652
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$80,285	$90,537
Advance billings and customer deposits	75,083	65,851
Deferred gain on lease transaction	4,923	4,923
Total current liabilities	160,291	161,311
LONG TERM LIABILITIES:
Deferred gain on lease transaction	68,024	72,947
Other long term liabilities	5,083	—
Total long term liabilities	73,107	72,947
Total liabilities	233,398	234,258
COMMITMENTS AND CONTINGENCIES (see Notes 6 and 7)
PARTNERS’ CAPITAL	1,998,596	1,749,394
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,231,994	$1,983,652

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Dollars in Thousands)

	Years Ended December 31,
	2005	2004	2003
OPERATING REVENUES:
Service revenues	$2,447,848	$2,074,845	$1,723,103
Equipment and other revenues	301,724	225,632	147,468
Total operating revenues	2,749,572	2,300,477	1,870,571
OPERATING COSTS AND EXPENSES:
Cost of service (excluding depreciation and amortization related to network assets included below)	356,119	266,299	197,188
Cost of equipment	408,579	325,093	225,685
Selling, general and administrative	828,533	764,425	732,056
Depreciation and amortization	237,233	216,317	199,521
(Gain) loss on disposal of property, plant and equipment	(104)	1,558	(6,840)
Total operating costs and expenses	1,830,360	1,573,692	1,347,610
OPERATING INCOME	919,212	726,785	522,961
OTHER INCOME:
Interest income, net	25,067	27,699	15,029
Other, net	4,923	4,923	4,923
Total other income	29,990	32,622	19,952
NET INCOME	$949,202	$759,407	$542,913
Allocation of Net Income:
Limited partners	$569,521	$455,644	$325,748
General partner	379,681	303,763	217,165

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in Thousands)

	General Partner	Limited Partners
	AirTouch Cellular	AirTouch Cellular	Cellco Partnership	United States Cellular Corporation	Total Partners Capital
BALANCE—January 1, 2003	$590,290	$624,234	$180,038	$81,164	$1,475,726
Distributions	(211,461)	(223,620)	(64,495)	(29,076)	(528,652)
Net income	217,165	229,652	66,236	29,860	542,913
BALANCE—December 31, 2003	595,994	630,266	181,779	81,948	1,489,987
Distributions	(200,000)	(211,500)	(61,000)	(27,500)	(500,000)
Net income	303,763	321,228	92,647	41,769	759,407
BALANCE—December 31, 2004	699,757	739,994	213,426	96,217	1,749,394
Distributions	(280,000)	(296,100)	(85,400)	(38,500)	(700,000)
Net income	379,681	401,512	115,803	52,206	949,202
BALANCE—December 31, 2005	$799,438	$845,406	$243,829	$109,923	$1,998,596

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$949,202	$759,407	$542,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237,233	216,317	199,521
Net (gain) loss on disposal of property, plant and equipment	(104)	1,558	(6,840)
Provision for losses on accounts receivable	16,578	15,609	33,688
Amortization of deferred gain on lease transaction	(4,923)	(4,923)	(4,923)
Changes in certain assets and liabilities:
Accounts receivable	(48,595)	(48,999)	(70,617)
Unbilled revenue	(2,083)	(4,948)	33,270
Prepaid expenses and other current assets	8	(869)	76
Accounts payable and accrued liabilities	(28,508)	20,749	2,196
Advance billings and customer deposits	9,232	10,042	33,010
Other long term liabilities	5,083	—	—
Net cash provided by operating activities	1,133,123	963,943	762,294
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including purchases from affiliates, net	(391,777)	(314,441)	(240,259)
Change in due from General Partner, net	(41,346)	(149,502)	6,617
Net cash used in investing activities	(433,123)	(463,943)	(233,642)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(700,000)	(500,000)	(528,652)
Net cash used in financing activities	(700,000)	(500,000)	(528,652)
CHANGE IN CASH	—	—	—
CASH—Beginning of year	—	—	—
CASH—End of year	$—	$—	$—

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND MANAGEMENT

Los Angeles SMSA Limited Partnership—Los Angeles SMSA Limited Partnership (the “Partnership”) was formed on January 1, 1984. The principal activity of the Partnership is providing cellular service in the Los Angeles metropolitan service area.

The partners and their respective ownership percentages as of December 31, 2005, 2004 and 2003 are as follows:

General Partner:
AirTouch Cellular* (“General Partner”)	40.0%
Limited Partners:
AirTouch Cellular*	42.3%
Cellco Partnership	12.2%
United States Cellular Corporation	5.5%

*                    AirTouch Cellular is a wholly-owned subsidiary of Verizon Wireless (VAW) LLC (a wholly-owned subsidiary of Cellco Partnership (“Cellco”) doing business as Verizon Wireless).

2.   SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used for, but not limited to, the accounting for: allocations, allowance for uncollectible accounts receivable, unbilled revenue, fair value of financial instruments, depreciation and amortization, useful lives and impairment of assets, accrued expenses, and contingencies. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the financial statements in the period that they are determined to be necessary.

Revenue Recognition—The Partnership earns revenue by providing access to the network (access revenue) and for usage of the network (airtime/usage revenue), which includes roaming and long distance revenue. In general, access revenue is billed one month in advance and is recognized when earned; the unearned portion is classified in advance billings. Airtime/usage revenue, roaming revenue and long distance revenue are recognized when service is rendered and included in unbilled revenue until billed. Equipment sales revenue associated with the sale of wireless handsets and accessories is recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. The roaming rates charged by the Partnership to Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (see Note 5). The Partnership’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements and SAB No. 104, Revenue Recognition.

Operating Costs and Expenses—Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of certain administrative and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services performed on behalf of the Partnership. These employees are not employees of the Partnership and therefore, operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. The General Partner believes such allocations, principally based on the Partnership’s percentage of total customers, customer gross additions or minutes-of-use, are reasonable. The roaming rates charged to the Partnership by

Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (see Note 5).

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

FCC Licenses—The Federal Communications Commission (“FCC”) issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas. The FCC grants licenses for terms of up to ten years. In 1993 the FCC adopted specific standards to apply to cellular renewals, concluding it will reward a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely. The current terms of the Partnership’s FCC licenses expire in February 2006 (the application for renewal has been filed), January 2007, April 2007 and October 2014. The General Partner believes it will be able to meet all requirements necessary to secure renewal of the Partnership’s cellular licenses. FCC wireless licenses totaling $79,543 are recorded on the books of the Partnership as of December 31, 2005 and 2004. There are additional wireless licenses issued by the FCC that authorize the Partnership to provide cellular service recorded on the books of Cellco.

Valuation of Assets—Long-lived assets, including property, plant and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The FCC licenses recorded on the books of the Partnership are evaluated for impairment by the General Partner. In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for all licenses included in Cellco’s national footprint.

The FCC licenses, on the books of Cellco and the Partnership, are treated as an indefinite life intangible asset under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and are not amortized, but rather are tested for impairment annually or between annual dates, if events or circumstances warrant. All of the licenses in Cellco’s nationwide footprint are tested in the aggregate for impairment under SFAS No. 142. When testing the carrying value of the wireless licenses in 2004 and 2003 for impairment, Cellco determined the fair value of the aggregated wireless licenses by subtracting from enterprise discounted cash flows (net of debt) the fair value of all of the other net tangible and intangible assets of Cellco, including previously unrecognized intangible assets. This approach is generally referred to as the residual method. In addition, the fair value of the aggregated wireless licenses was then subjected to a reasonableness analysis using public information of comparable wireless carriers. If the fair value of the aggregated wireless licenses as determined above was less than the aggregated carrying amount of the licenses, an impairment would have been recognized by Cellco and then may have been allocated to the Partnership. During 2004 and 2003, tests for impairment were performed with no impairment recognized.

On September 29, 2004, the SEC issued a Staff Announcement No. D-108, “Use of the Residual Method to Value Acquired Assets other than Goodwill.” This Staff Announcement requires SEC registrants to adopt a direct value method of assigning value to intangible assets, including wireless licenses, acquired in a business combination under SFAS No. 141, “Business Combinations,” effective for all business combinations completed after September 29, 2004. Further, all intangible assets, including wireless licenses, valued under the residual method prior to this adoption are required to be tested for impairment using a direct value method no later than the beginning of 2005. Any impairment of intangible assets recognized upon application of a direct value method by entities previously applying the residual method should be reported as a cumulative effect of a change in accounting principle. Under this Staff Announcement, the reclassification of recorded balances from wireless licenses to goodwill prior to the adoption of this Staff Announcement is prohibited.

Cellco evaluated its wireless licenses for potential impairment using a direct value methodology as of January 1, 2005 and December 15, 2005 in accordance with SEC Staff Announcement No. D-108. The valuation and analyses prepared in connection with the adoption of a direct value method and subsequent revaluation resulted in no adjustment to the carrying value of either Cellco’s or the Partnership’s wireless licenses and, accordingly, had no effect on its financial statements. Future tests for impairment will be performed at least annually and more often if events or circumstances warrant.

Concentrations—To the extent the Partnership’s customer receivables become delinquent, collection activities commence. No single customer is large enough to present a significant financial risk to the Partnership. The Partnership maintains an allowance for losses based on the expected collectibility of accounts receivable.

Cellco and the Partnership rely on local and long distance telephone companies, some of whom are related parties, and other companies to provide certain communication services. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could potentially have an adverse impact on the Partnership’s operating results.

Although Cellco and the General Partner attempt to maintain multiple vendors for its network assets and inventory, which are important components of its operations, they are currently acquired from only a few sources. Certain of these products are in turn utilized by the Partnership and are important components of the Partnership’s operations. If the suppliers are unable to meet Cellco’s needs as it builds out its network infrastructure and sells service and equipment, delays and increased costs in the expansion of the Partnership’s network infrastructure or losses of potential customers could result, which would adversely affect operating results.

Financial Instruments—The Partnership’s trade receivables and payables are short-term in nature, and accordingly, their carrying value approximates fair value.

Segments—The Partnership has one reportable business segment and operates domestically, only. The Partnership’s products and services are materially comprised of wireless telecommunications services.

Due from General Partner—Due from General Partner principally represents the Partnership’s cash position. Cellco manages, on behalf of the General Partner, all cash, inventory, investing and financing activities of the Partnership. As such, the change in due from General Partner is reflected as an investing activity or a financing activity in the Statements of Cash Flows depending on whether it represents a net asset or net liability for the Partnership. The Partnership reclassified the change in the amount Due from General Partner of $149,502 and ($6,617) from a financing activity to an investing activity in the 2004 and 2003 Statements of Cash Flows, respectively. Additionally, administrative and operating costs incurred by Cellco on behalf of the General Partner, as well as property, plant, and equipment transactions with affiliates, are charged to the Partnership through this account. Interest income or interest expense is based on the average monthly outstanding balance in this account and is calculated by applying the General Partner’s average cost of borrowing from Verizon Global Funding, a wholly-owned subsidiary of Verizon Communications, Inc., which was approximately 4.8%, 5.9% and 5.0% for the years ended December 31, 2005, 2004 and 2003, respectively. Included in net interest income is $25,354, $27,943 and $15,255 for the years ended December 31, 2005, 2004 and 2003, respectively, related to the due from General Partner.

Distributions—The Partnership is required to make distributions to its partners on a quarterly basis based upon the Partnership’s operating results, cash availability and financing needs as determined by the General Partner at the date of the distribution.

Recently Issued Accounting Pronouncements—In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of SFAS No. 143.” This interpretation clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform a future asset retirement when uncertainty exists about the timing and/or method of settlement of the obligation. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists, as defined by the interpretation. An entity is required to recognize a liability for the fair value of the obligation if the fair value of the liability can be reasonably estimated. The Partnership adopted the interpretation on December 31, 2005. The adoption of this interpretation did not have a material impact on the Partnership’s financial statements.

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of December 31, 2005 and 2004:

	Useful Lives	2005	2004
Land		$8,380	$4,475
Buildings and improvements	10-40 years	334,619	335,926
Cellular plant equipment	3-15 years	2,100,803	1,827,309
Furniture, fixtures and equipment	2-5 years	87,955	77,049
Leasehold improvements	5 years	126,427	71,745
		2,658,184	2,316,504
Less accumulated depreciation and amortization		1,205,816	1,037,243
Property, plant and equipment, net		$1,452,368	$1,279,261

Capitalized network engineering costs of $14,834 and $10,690 were recorded during the years ended December 31, 2005 and 2004, respectively. Construction-in-progress included in certain of the classifications shown above, principally cellular plant equipment, amounted to $59,361 and $48,153 at December 31, 2005 and 2004, respectively. Depreciation and amortization expense, including amortization of other intangibles, for the years ended December 31, 2005, 2004 and 2003 was $237,233, $216,317 and $199,521, respectively.

Tower Transactions—Prior to the acquisition of the Partnership interest by Cellco in 2000, Vodafone Group Plc (“Vodafone”), then parent company of AirTouch Cellular, entered into agreements to sublease all of its unused space on up to 430 of its communications towers (“Sublease Agreement”) to SpectraSite Holdings, Inc. (“SpectraSite”) in exchange for $155,000. At various closings in 2001 and 2000, SpectraSite leased 274 communications towers owned and operated by the Partnership for $98,465. At December 31, 2005 and 2004, the Partnership has $72,947 and $77,870, respectively, recorded as deferred gain on lease transaction. The Sublease Agreement requires monthly maintenance fees for the existing physical space used by the Partnership’s cellular equipment. The Partnership paid $8,816, $8,239 and $8,241 to SpectraSite pursuant to the Sublease Agreement for the years ended December 31, 2005, 2004 and 2003, respectively, which is included in cost of service in the accompanying Statements of Operations. The terms of the Sublease Agreement differ for leased communication towers versus those owned by the Partnership and range from 20 to 99 years.

4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	2005	2004
Accounts payable	$26,990	$40,036
Non-income based taxes and regulatory fees	35,650	33,014
Accrued commission	17,645	17,487
Accounts payable and accrued liabilities	$80,285	$90,537

5.   TRANSACTIONS WITH AFFILIATES

Significant transactions with affiliates (Cellco and its related entities), including allocations and direct charges, are summarized as follows for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Service revenues (a)	$152,079	$118,492	$71,514
Equipment and other revenues (b)	(9,704)	(23,196)	(20,975)
Cost of service (c)	294,055	233,945	136,534
Cost of equipment (d)	39,234	39,422	69,911
Selling, general and administrative (e)	562,740	515,905	469,242

(a)            Service revenues include roaming revenues relating to customers of other affiliated markets, long distance, paging, data and allocated contra-revenues including revenue concessions.

(b)           Equipment and other revenues include sales of handsets and accessories and allocated contra-revenues including equipment concessions and coupon rebates.

(c)            Cost of service includes roaming costs relating to customers roaming in other affiliated markets, cost of telecom, long distance, paging, and handset applications.

(d)           Cost of equipment includes warehousing, freight, handsets, accessories, and upgrades.

(e)            Selling, general and administrative expenses include office telecom, customer care, billing, salaries, sales and marketing, advertising, and commissions.

All affiliate transactions captured above, are based on actual amounts directly incurred by Cellco on behalf of the Partnership and/or allocations from Cellco. Revenues and expenses were allocated based on the Partnership’s percentage of total customers or gross customer additions or minutes of use, where applicable. The General Partner believes the allocations are reasonable. The affiliate transactions are not necessarily conducted at arm’s length.

The Partnership had net purchases involving plant, property, and equipment with affiliates of $247,165, $203,940 and $196,272 in 2005, 2004 and 2003, respectively.

6.   COMMITMENTS

The General Partner, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities and equipment used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2005, 2004 and 2003, the Partnership recognized a total of $44,552, $38,414 and $32,478, respectively, as rent expense related to payments under these operating leases, which was included in cost of service and general and administrative expenses in the accompanying Statements of Operations.

Aggregate future minimum rental commitments under noncancelable operating leases, excluding renewal options that are not reasonably assured, for the years shown are as follows:

Years	Amount
2006	$31,902
2007	25,723
2008	19,716
2009	14,224
2010	5,253
2011 and thereafter	7,877
Total minimum payments	$104,695

From time to time the General Partner enters into purchase commitments, primarily for network equipment, on behalf of the Partnership.

7.   CONTINGENCIES

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters at December 31, 2005 cannot be ascertained. The potential effect, if any, on the financial statements of the Partnership, in the period in which these matters are resolved, may be material.

In addition to the aforementioned matters, Cellco is subject to various other legal actions and claims in the normal course of business. While Cellco’s legal counsel cannot give assurance as to the outcome of each of these matters, in management’s opinion, based on the advice of such legal counsel, the ultimate liability with respect to any of these actions, or all of them combined, will not materially affect the financial statements of the Partnership.

8.   VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of the Year	Additions Charged to Operations	Write-offs Net of Recoveries	Balance at End of the Year
Accounts Receivable Allowances:
2005	$11,853	$16,578	$(19,157)	$9,274
2004	20,191	15,609	(23,947)	11,853
2003	33,929	33,688	(47,426)	20,191

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
Dated July 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN E. ROONEY	Director	July 28, 2006
John E. Rooney
/s/ KENNETH R. MEYERS	Director	July 28, 2006
Kenneth R. Meyers
/s/ LEROY T. CARLSON, JR.	Director	July 28, 2006
LeRoy T. Carlson, Jr.
/s/ LEROY T. CARLSON	Director	July 28, 2006
LeRoy T. Carlson
/s/ WALTER C. D. CARLSON	Director	July 28, 2006
Walter C. D. Carlson
/s/ SANDRA L. HELTON	Director	July 28, 2006
Sandra L. Helton
/s/ PAUL-HENRI DENUIT	Director	July 28, 2006
Paul-Henri Denuit
/s/ J. SAMUEL CROWLEY	Director	July 28, 2006
J. Samuel Crowley
/s/ HARRY J. HARCZAK, JR.	Director	July 28, 2006
Harry J. Harczak, Jr.
/s/ RONALD E. DALY	Director	July 28, 2006
Ronald E. Daly

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
2.1

Exchange Agreement dated March 7, 2003 between United States Cellular Corporation and AT&T Wireless Services, Inc. is hereby incorporated by reference to Exhibit 2.2 to U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.2

Exchange Agreement dated September 12, 2005, between United States Cellular Corporation and ALLTEL Communications, Inc., is hereby incorporated by reference to Exhibit 2.1 to U.S. Cellular’s Current Report on Form 8-K dated September 12, 2005.

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
4.4(b)

Form of Second Supplemental Indenture, dated as of October 31, 2002, between U.S. Cellular and BNY Midwest Trust Company, relating to $130,000,000 of United States Cellular Corporation’s 8.75% Senior Notes due 2032, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated October 31, 2002.

4.4(c)

Form of Third Supplemental Indenture dated as of December 3, 2003 between U.S. Cellular and BNY Midwest Trust Company, relating to $444,000,000 of United States Cellular Corporation’s 6.70% Senior Notes due 2033 is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated December 3, 2003, filed December 4, 2003.

4.4(d)

Form of Fourth Supplemental Indenture dated as of June 9, 2004 between United States Cellular Corporation and BNY Midwest Trust Company, relating to $330,000,000 of United States Cellular Corporation’s 7.50% Senior Notes due 2032 is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated June 9, 2004, filed June 10, 2004.

4.4(e)

Form of Fifth Supplemental Indenture dated as of June 21, 2004 between United States Cellular Corporation and BNY Midwest Trust Company, relating to $100,000,000 of United States Cellular Corporation’s 6.70% Senior Notes due 2033 is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated June 21, 2004, filed June 22, 2004.

4.5

Intercompany Credit Agreement dated November 9, 2005, between Telephone & Data Systems, Inc. and United States Cellular Corporation is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated November 9, 2005.

9.1

Amendment and Restatement (dated as of April 22, 2005) of Voting Trust Agreement dated as of June 30, 1989, is hereby incorporated by reference to the Exhibit filed on Amendment No. 3 to the Schedule 13D dated May 2, 2005 filed by the trustees of such voting trust with respect to TDS Common Shares.

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
10.8(a)

U.S. Cellular Corporation Executive Officer Annual Incentive Plan Effective January 1, 2005, as amended, is hereby incorporated by reference to Exhibit 10.6 to U.S. Cellular’s Quarterly Report on Form 10-Q/A dated June 30, 2005.

10.8(b)

U.S. Cellular Corporation 2006 Executive Officer Annual Incentive Plan Effective January 1, 2006 is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated July 12, 2006.

10.9	Supplemental Executive Retirement Plan of TDS is hereby incorporated by reference to Exhibit 10.13 to U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 1994.
10.10

Compensation Plan for Non-Employee Directors, as amended as of May 3, 2005, is hereby incorporated by reference to exhibit 10.4 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.11(a)

U.S. Cellular’s 2005 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit B to United States Cellular Corporation’s Notice of Annual Meeting to Shareholders and Proxy Statement dated April 5, 2005.

10.11(b)	First Amendment to U.S. Cellular’s 2005 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2006.
10.12

Retention Agreement for Kenneth R. Meyers dated September 13, 1999 is hereby incorporated by reference to Exhibit 10.27 to U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.13

Executive Deferred Compensation Agreement—Phantom Stock Account for 2006 bonus year between John E. Rooney and U.S. Cellular dated December 2, 2005 is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated December 2, 2005.

10.14

Executive Deferred Compensation Agreement—Interest Account for 2006 between John E. Rooney and U.S. Cellular dated December 2, 2005 is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated December 2, 2005.

10.15

Executive Deferred Compensation Agreement—Phantom Stock Account for 2006 between Kenneth R. Meyers and U.S. Cellular dated December 6, 2005 is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated December 2, 2005.

10.16

Executive Deferred Compensation Agreement—Interest Account for 2006 between Kenneth R. Meyers and U.S. Cellular dated December 6, 2005 is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Current Report on Form 8-K dated December 2, 2005.

10.17

Amended and Restated CDMA Master Supply Agreement between U.S. Cellular and Nortel Networks Inc., is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.18

Guaranty dated as of May 14, 2002 by U.S. Cellular in favor of Citibank N.A. relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.19

Guarantee dated as of May 10, 2002 by U. S. Cellular in favor of Credit Suisse First Boston International relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.20

Guaranty dated as of May 15, 2002 by U.S. Cellular in favor of Wachovia Bank, National Association relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.21

Guaranty dated as of May 15, 2002 by U.S. Cellular in favor of Toronto Dominion (New York), Inc. relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.22	U.S. Cellular 2003 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 to U.S. Cellular’s Registration Statement on Form S-8 (Registration No. 333-103543).
10.23	Form of 2005 Long-Term Incentive Plan Stock Option Award Agreement is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2006.
10.24	Form of 2005 Long-Term Incentive Plan Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.5 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2006.

10.25	Form of 2005 Long-Term Incentive Plan 2006 Stock Option Award Agreement for John E. Rooney, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Form 8-K dated March 7, 2006.
10.26	Form of 2006 Long-Term Incentive Plan Restricted Stock Award Agreement for John E. Rooney, is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Form 8-K dated March 7, 2006.
10.27	Letter Agreement between U.S. Cellular and Steven T. Campbell dated June 1, 2005, is hereby incorporated by reference to Exhibit 99.2 to U.S. Cellular’s Form 8-K dated June 1, 2005.
10.28

Terms of Letter Agreement between United States Cellular Corporation and John E. Rooney dated March 28, 2000 is hereby incorporated by reference to Exhibit 10 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

11	Statement regarding computation of earnings per share (included in Note 3 to U.S. Cellular’s consolidated financial statements as part of Exhibit 13 to this document).
12	Statement regarding computation of ratio of earnings to fixed charges for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.
13	Incorporated portions of 2005 Annual Report to Security Holders.
21	Subsidiaries of United States Cellular Corporation.
31.1	Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1	Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
99.1	Incorporated portions of certain sections as expected to be included in Notice of Annual Meeting of Shareholders and Proxy Statement for 2006 Annual Meeting of Shareholders.

8410 West Bryn Mawr
Suite 700
Chicago, Illinois 60631
(773) 399-8900