Form 10-Q
period 2006-03-31
UNITED STATES CELLULAR CORP
filed 2006-08-25
CIK 821130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☒  Accelerated filer   ☐  Accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2006
Common Shares, $1 par value	54,197,834 Shares
Series A Common Shares, $1 par value	33,005,877 Shares

UNITED STATES CELLULAR CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$770,082	$671,639
Equipment sales	67,154	39,432
Total Operating Revenues	837,236	711,071
OPERATING EXPENSES
System operations (excluding Depreciation, amortization and accretion shown separately below)	154,855	138,471
Cost of equipment sold	143,316	127,248
Selling, general and administrative	325,618	278,330
Depreciation, amortization and accretion	141,726	127,493
Total Operating Expenses	765,515	671,542

OPERATING INCOME	71,721	39,529

INVESTMENT AND OTHER INCOME (EXPENSE)
Investment income	19,483	14,440
Interest and dividend income	588	2,025
Gain on investments	—	551
Interest expense	(23,208)	(20,738)
Other income, net	202	226
Total Investment and Other Income (Expense)	(2,935)	(3,496)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	68,786	36,033
Income tax expense	27,649	13,934

INCOME BEFORE MINORITY INTEREST	41,137	22,099
Minority share of income	(3,645)	(2,534)

NET INCOME	$37,492	$19,565

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	87,213	86,405
BASIC EARNINGS PER SHARE (Note 5)	$0.43	$0.23

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	87,807	87,125
DILUTED EARNINGS PER SHARE (Note 5)	$0.43	$0.22

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,492	$19,565
Add (deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	141,726	127,493
Bad debts expense	7,394	6,445
Deferred income taxes, net	(2,501)	11,506
Investment income	(19,483)	(14,440)
Distributions from unconsolidated entities	5,547	1,394
Minority share of income	3,645	2,534
Gain on investments	—	(551)
Stock based compensation expense	5,804	1,171
Noncash interest expense	445	445
Changes in assets and liabilities from operations
Change in accounts receivable	(7,712)	4,713
Change in inventory	7,629	7,167
Change in accounts payable	(47,568)	(55,387)
Change in customer deposits and deferred revenues	1,515	3,603
Change in accrued taxes	31,209	8,725
Change in accrued interest	9,363	8,678
Change in other assets and liabilities	(15,025)	(20,188)
	159,480	112,873

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(119,795)	(112,775)
Acquisitions, divestitures and exchanges	—	(120,924)
Other investing activities	(1,697)	(1,042)
	(121,492)	(234,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	55,000	165,000
Repayment of notes payable	(105,000)	(60,000)
Common shares reissued	3,858	6,836
Capital (distributions) to minority partners	(4,146)	—
Other financing activities	342	(61)
	(49,946)	111,775

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,958)	(10,093)

CASH AND CASH EQUIVALENTS-
Beginning of period	29,003	41,062
End of period	$17,045	$30,969

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
Unaudited

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$17,045	$29,003
Accounts receivable
Customers, less allowance of $8,299 and $11,410, respectively	284,523	281,896
Roaming	35,819	27,178
Other	47,293	58,436
Inventory	85,118	92,748
Prepaid expenses	37,539	31,026
Deferred income tax asset	8,052	8,218
Other current assets	17,549	15,145
	532,938	543,650
INVESTMENTS
Licenses	1,362,036	1,362,263
Goodwill	471,935	471,617
Customer lists, net of accumulated amortization of $45,979 and $42,947, respectively	46,286	49,318
Marketable equity securities	219,584	225,387
Investments in unconsolidated entities	185,915	170,337
Notes and interest receivable – long-term	4,865	4,707
	2,290,621	2,283,629
PROPERTY, PLANT AND EQUIPMENT
In service and under construction	4,753,058	4,653,292
Less accumulated depreciation	2,193,509	2,076,528
	2,559,549	2,576,764

OTHER ASSETS AND DEFERRED CHARGES	29,178	29,985

TOTAL ASSETS	$5,412,286	$5,434,028

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unaudited

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
CURRENT LIABILITIES
Notes payable	$85,000	$135,000
Accounts payable
Affiliated	8,804	7,239
Trade	249,265	298,397
Customer deposits and deferred revenues	107,696	106,180
Accrued taxes	64,176	38,627
Accrued compensation	28,462	42,865
Other current liabilities	49,311	25,952
	592,714	654,260

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	656,375	660,667
Derivative liability	21,003	25,818
Asset retirement obligation	93,490	90,224
Other deferred liabilities and credits	52,866	44,636
	823,734	821,345

LONG-TERM DEBT
Long-term debt	1,001,498	1,001,385
Forward Contracts	159,856	159,856
	1,161,354	1,161,241

COMMITMENTS AND CONTINGENCIES (SEE NOTE 18)

MINORITY INTEREST	45,939	46,442

COMMON SHAREHOLDERS’ EQUITY
Common Shares, par value $1 per share; authorized 140,000,000 shares; issued 55,045,685 shares	55,046	55,046
Series A Common Shares, par value $1 per share; authorized 50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006
Capital in excess of par value	1,281,408	1,286,964
Treasury Shares, at cost, 847,851 and 962,863 Common Shares, respectively	(40,594)	(47,088)
Accumulated other comprehensive income	24,319	24,944
Retained earnings	1,435,360	1,397,868
	2,788,545	2,750,740
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,412,286	$5,434,028

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.               Basis of Presentation

The accounting policies of United States Cellular Corporation (“U.S. Cellular”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of U.S. Cellular, its majority-owned subsidiaries since acquisition, general partnerships in which U.S. Cellular has a majority partnership interest and any entity in which U.S. Cellular has a variable interest that requires U.S. Cellular to recognize a majority of the entity’s expected gains or losses, or both. All material intercompany accounts and transactions have been eliminated.

The consolidated financial statements included herein have been prepared by U.S. Cellular, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, U.S. Cellular believes that the disclosures included herein are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2005 (“Form 10-K”).

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, and the cash flows for the three months ended March 31, 2006 and 2005.  The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

2.               Summary of Significant Accounting Policies

Change in Accounting Principle — Stock-Based Compensation

U.S. Cellular has established the following stock-based compensation plans: a long-term incentive plan and an employee stock purchase plan.  U.S. Cellular employees are also eligible to participate in the Telephone and Data Systems, Inc. (TDS) employee stock purchase plan. These plans are described more fully in Note 3 - Stock-Based Compensation. Prior to January 1, 2006, U.S. Cellular accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. Total stock-based employee compensation cost recognized in the Consolidated Statements of Operations under APB 25 was $1.2 million for the three months ended March 31, 2005, primarily for restricted stock unit and deferred compensation stock unit awards. No compensation cost was recognized in the Consolidated Statements of Operations under APB 25 for stock option awards for the three months ended March 31, 2005, because all outstanding options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  The employee stock purchase plans qualified as non-compensatory plans under APB 25; therefore, no compensation cost was recognized for this plan during the three months ended March 31, 2005.

Effective January 1, 2006, U.S. Cellular adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. In addition, U.S. Cellular applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”), issued by the Securities and Exchange Commission in March 2005 in its adoption of SFAS 123(R).  Under the modified prospective transition method, compensation cost recognized during the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

Under SFAS 123(R), the long-term incentive plan is considered a compensatory plan; therefore, recognition of compensation cost for grants made under this plan is required.

Under SFAS 123(R), the employee stock purchase plan is considered a compensatory plan; therefore, recognition of compensation cost for grants made under this plan is required. However, due to restrictions on activity under this plan that were in place during the three months ended March 31, 2006, no compensation cost was recognized during this period.

Upon adoption of SFAS 123(R), U.S. Cellular elected to continue to value its share-based payment transactions using a Black-Scholes valuation model, which was previously used by U.S. Cellular for purposes of preparing the pro forma disclosures under SFAS 123. Under the provisions of SFAS 123(R), stock-based compensation cost recognized during the period is based on the portion of the share-based payment awards that is ultimately expected to vest. Accordingly, stock-based compensation cost recognized in the first quarter of 2006 has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on historical experience related to similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. U.S. Cellular believes that its historical experience is the best estimate of future expected life. In U.S. Cellular’s pro forma information required under SFAS 123, U.S. Cellular also reduced stock-based compensation cost for estimated forfeitures. The expected life assumption was determined based on U.S. Cellular’s historical experience. For purposes of both SFAS 123 and SFAS 123(R), the expected volatility assumption was based on the historical volatility of U.S. Cellular’s common stock. The dividend yield assumption was zero because U.S. Cellular has never paid a dividend and has expressed its intention to retain all future earnings in the business. The risk-free interest rate assumption was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the stock options.

Compensation cost for stock option awards granted after January 1, 2006 will be recognized over the respective requisite service period of the awards, which is generally the vesting period, on a straight-line basis over the requisite service period for each separately vesting portion of the awards as if the awards were, in-substance, multiple awards (graded vesting attribution method), which is the same attribution method that was used by U.S. Cellular for purposes of its pro forma disclosures under SFAS 123.

Certain employees were eligible for retirement at the time that compensatory stock options were granted. Under the terms of the U.S. Cellular option agreements, options granted to these individuals will fully vest upon their retirement if they have reached the age of 65. Similarly, under the terms of U.S. Cellular’s restricted stock unit agreements, restricted stock units vest upon retirement if the employee has reached the age of 65. Prior to the adoption of SFAS 123(R), U.S. Cellular used the “nominal vesting method” to recognize the pro forma stock-based compensation cost related to options and restricted stock units awarded to retirement-eligible employees. This method does not take into account the effect of early vesting due to the retirement of eligible employees.  Upon adoption of SFAS 123(R), U.S. Cellular adopted the “non-substantive vesting method”, which requires the recognition of the entire expense related to options and restricted stock units granted to retirement-eligible employees.  If the non-substantive vesting method had been applied in prior periods, the effect on previously disclosed pro forma stock-based compensation cost would not have been material.

On March 7, 2006, the U.S. Cellular Compensation Committee approved amendments to stock option award agreements. The amendments modify current and future options to extend the exercise period until 30 days following (i) the lifting of a “suspension” if options otherwise would expire or be forfeited during the suspension period and (ii) the lifting of a blackout if options otherwise would expire or be forfeited during a blackout period.  U.S. Cellular temporarily suspended issuances of shares under the 2005 Long Term Incentive Plan on March 17, 2006, as required by SEC regulations, because U.S. Cellular did not file its Form 10-K for the year ended December 31, 2005 in a timely manner. Under SEC regulations, U.S. Cellular may not issue shares under its existing registration statement on Form S-8 related to the 2005 Long Term Incentive Plan until the date that U.S. Cellular is current with respect to its Form 10-K for the year ended December 31, 2005 and other periodic SEC filings.  As required under the provisions of SFAS 123(R), U.S. Cellular evaluated the impact of this plan modification to determine if an adjustment to stock based compensation was required.  U.S. Cellular determined that the impact of such an adjustment would not be material.

Pension Plan

U.S. Cellular participates in a qualified noncontributory defined contribution pension plan sponsored by Telephone and Data Systems, Inc. (“TDS”), U.S. Cellular’s parent organization.  The plan provides pension benefits for the employees of U.S. Cellular and its subsidiaries.  Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently.  Pension costs were $1.9 million and $1.8 million for the three months ended March 31, 2006 and 2005, respectively.

Recent Accounting Pronouncements

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), was issued in July 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The interpretation prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  U.S. Cellular is currently reviewing the requirements of FIN 48 and has not yet determined the impact, if any, on its financial position or results of operations.

3.               Stock-Based Compensation

Stock Based Compensation Plans

U.S. Cellular has established the following stock-based compensation plans: a long-term incentive plan and an employee stock purchase plan.

Long-Term Incentive Plan— Under the U.S. Cellular 2005 Long-Term Incentive Plan, U.S. Cellular may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units, and deferred compensation stock unit awards to key employees. U.S. Cellular had reserved 5,403,000 Common Shares at March 31, 2006, for equity awards granted and to be granted under this plan. At March 31, 2006, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards, and deferred compensation stock unit awards. At March 31, 2006, U.S. Cellular also had reserved 110,000 Common Shares for issuance to employees under an employee stock purchase plan. The maximum number of U.S. Cellular Common Shares that may be issued to employees under all stock-based compensation plans in effect at March 31, 2006 was 5,513,000 shares.  U.S. Cellular currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan, restricted stock unit awards and deferred compensation stock unit awards.

Stock Options— Stock options granted to key employees are exercisable over a specified period not in excess of ten years.  Stock options generally vest over periods up to four years from the date of grant.  Stock options outstanding as of March 31, 2006 expire between 2006 and 2015.  However, vested stock options typically expire 30 days after the effective date of an employee’s termination of employment for reasons other than retirement.  Employees who leave at the age of retirement have 90 days (or one year if they satisfy certain requirements) within which to exercise their vested stock options. The exercise price of the option generally equals the market value of U.S. Cellular Common Shares on the date of grant.

U.S. Cellular estimates the fair value of stock options granted using the Black-Scholes valuation model. The fair value is then recognized as compensation cost on a straight-line basis over the requisite service period, which is generally the vesting period, for each separately vesting portion of the awards as if the awards were, in-substance, multiple awards, which is the same attribution method that was used by U.S. Cellular for purposes of its pro forma disclosures under SFAS 123. U.S. Cellular did not grant stock options during the three months ended March 31, 2006.

A summary of U.S. Cellular stock options outstanding (vested and nonvested) at March 31, 2006 and changes during the three months then ended is presented in the table below

		Weighted	Weighted Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Options	Prices	Term	Intrinsic Value
Outstanding at December 31, 2005 (877,000 exercisable)	2,701,000	$38.80	7.5 years	$55,522,000
Granted	—	—	—	—
Exercised	107,000	$34.51		2,259,000
Forfeited	29,000	$39.70		564,000
Expired	1,000	$29.80		18,000
Outstanding at March 31, 2006 (1,514,000 exercisable)	2,564,000	$38.98	7.4 years	$52,252,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between U.S. Cellular’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount will change in future periods based on the market price of U.S. Cellular’s stock. U.S. Cellular received $3.7 million in cash from the exercise of stock options during the three months ended March 31, 2006.

A summary of U.S. Cellular nonvested stock options at March 31, 2006 and changes during the three months then ended is presented in the table below:

		Weighted Average
	Number of	Fair Values of
	Stock Options	Stock Options
Nonvested at December 31, 2005	1,824,000	$14.19
Granted	—	—
Vested	748,000	17.23
Forfeited	26,000	14.22
Nonvested at March 31, 2006	1,050,000	14.00

Restricted Stock Units—U.S. Cellular grants restricted stock unit awards to key employees, which generally vest after three years.

U.S. Cellular estimates the fair value of restricted stock units based on the closing market price of U.S. Cellular shares on the date of grant, which is not adjusted for any dividends foregone during the vesting period because U.S. Cellular has never paid a dividend and has expressed the intention of retaining all future earnings in the business. The fair value is then recognized as compensation cost on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.  Awards granted under this plan prior to 2005 were classified as liability awards due to a plan provision which allowed participants to elect tax withholding in excess of minimum statutory tax rates.  In 2005, this provision was removed from the plan and awards after 2005 have been classified as equity awards.

A summary of U.S. Cellular nonvested restricted stock units at March 31, 2006 and changes during the three months then ended is presented in the table below:

Liability Classified Awards

		Weighted Average
		Grant-Date
	Number of	Fair Values of
	Restricted	Restricted
	Stock Units	Stock Units
Nonvested at December 31, 2005	181,000	$29.79
Granted	—	—
Vested	(108,000)	$23.73
Forfeited	(1,000)	$38.65
Nonvested at March 31, 2006	72,000	$38.65

Equity Classified Awards

		Weighted Average
		Grant-Date
	Number of	Fair Values of
	Restricted	Restricted
	Stock Units	Stock Units
Nonvested at December 31, 2005	201,000	$45.63
Granted	—	—
Vested	—	$—
Forfeited	(5,000)	$45.63
Nonvested at March 31, 2006	196,000	$45.63

Deferred Compensation Stock Units—Certain U.S. Cellular employees may elect to defer receipt of all or a portion of their annual bonuses and to receive a company matching contribution on the amount deferred.  All bonus compensation that is deferred is immediately vested and is deemed to be invested in U.S. Cellular Common Share stock units.  Upon vesting and distribution of such stock units, participants will receive U.S. Cellular Common Shares.  The amount of U.S. Cellular’s matching contribution depends on the portion of the annual bonus that is deferred. Participants receive a 25% match for amounts deferred up to 50% of their total annual bonus and a 33% match for amounts that exceed 50% of their total annual bonus; such matching contributions also are deemed to be invested in U.S. Cellular Common Share stock units. The matching contribution stock units vest ratably at a rate of one-third per year over three years. Upon vesting and distribution of such matching contribution stock units, participants will receive U.S. Cellular Common Shares.

U.S. Cellular estimates the fair value of deferred compensation matching contribution stock units based on the closing market price of U.S. Cellular Common Shares on the date of match. The fair value of such matching contribution stock units is then recognized as compensation cost on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

A summary of U.S. Cellular nonvested deferred compensation stock units at March 31, 2006 and changes during the three months then ended is presented in the tables below:

		Weighted Average
		Fair Values
	Number of	of Stock
	Stock Units	Units
Nonvested at December 31, 2005	7,700	$41.08
Granted	—	—
Vested	3,700	37.31
Forfeited	—	—
Nonvested at March 31, 2006	4,000	$44.62

Employee Stock Purchase Plan—Under the 2003 Employee Stock Purchase Plan, eligible employees of U.S. Cellular and its subsidiaries may purchase a limited number of U.S. Cellular Common Shares on a quarterly basis. U.S. Cellular had reserved 110,000 Common Shares at March 31, 2006 for issuance under this plan.  The plan became effective on April 1, 2003 and will terminate on December 31, 2008. The per share cost to each participant is 85% of the market value of the Common Shares as of the issuance date. U.S. Cellular employees are also eligible to participate in the TDS employee stock purchase plan. The effective dates and per share costs in the TDS plan are the same as those for the U.S. Cellular plan.  Under SFAS 123(R), both of these employee stock purchase plans are considered compensatory plans; therefore recognition of compensation costs for stock issued under these plans is required. Compensation cost is measured as the difference between the cost of the shares to the plan participants and the fair market value of the shares on the date of issuance. However, due to restrictions on activity under these plans in place during the three months ended March 31, 2006, no compensation cost was recognized during this period for either plan.

Stock - Based Compensation Expense

The following table summarizes stock-based compensation expense recognized during the three months ended March 31, 2006:

(Amounts in thousands)
Compensation expense recognized for stock option awards	$2,993
Compensation expense recognized for restricted stock unit awards	2,088
Compensation expense recognized for deferred compensation matching stock unit awards	723
Compensation expense recognized for awards under employee stock purchase plans	0
Total stock-based compensation, before income taxes	5,804
Income tax benefit	(2,333)
Total stock-based compensation expense, net of income taxes	$3,471

All stock-based compensation expense recognized during the three months ended March 31, 2006 was recorded in Selling, general and administrative expense.

As a result of adopting SFAS 123(R) on January 1, 2006, U.S. Cellular’s income before income taxes and net income for the three months ended March 31, 2006 were $2.9 million and $1.8 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended March 31, 2006 were $0.02 and $0.02 lower, respectively, than if U.S. Cellular had continued to account for share-based compensation under APB 25. For comparison, the following table illustrates the pro forma effect on net income and earnings per share had U.S. Cellular applied the fair value recognition provisions of SFAS 123(R) to its stock-based employee compensation plans for the three months ended March 31, 2005:

(Dollars in thousands, except per share amounts)
Net income, as reported	$19,565
Add: Stock-based compensation expense included in reported net income, net of related tax effects	706
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,619)
Pro forma net income	$17,652

Earnings per share:
Basic—as reported	$0.23
Basic—pro forma	$0.21
Diluted—as reported	$0.22
Diluted—pro forma	$0.20

At March 31, 2006, unrecognized compensation cost for all U.S. Cellular stock-based compensation awards was $14.3 million. The unrecognized compensation cost for stock-based compensation awards at March 31, 2006 is expected to be recognized over a weighted average period of 0.8 years.

Prior to the adoption of SFAS 123(R), U.S. Cellular presented all tax benefits resulting from tax deductions associated with the exercise of stock options by employees as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS 123(R) requires that “excess tax benefits” be classified as cash flows from financing activities in the Consolidated Statement of Cash Flows.  For this purpose, the excess tax benefits are tax benefits related to the difference between the total tax deduction associated with the exercise of stock options by employees and the amount of compensation cost recognized for those options.  For the three months ended March 31, 2006, excess tax benefits of $0.3 million were included within Other Financing Activities of the Cash Flows from Financing Activities pursuant to this requirement of SFAS 123(R).

4.               Income Taxes

The overall effective tax rate on income before income taxes and minority interest for the three months ended March 31, 2006 and 2005 was 40.2% and 38.7%, respectively. The effective tax rate for the 2006 period is higher than 2005 primarily due to an increase in tax expense for contingent tax liabilities.

In June of 2006, the Internal Revenue Service commenced its audit of the 2002 — 2004 consolidated federal tax returns of TDS and subsidiaries. U.S. Cellular is included in the TDS consolidated federal tax return. The audit is in its preliminary stages.

5.               Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities included in diluted earnings per share represent incremental shares issuable upon exercise of outstanding stock options.

The net income amounts used in computing earnings per share and the effects on the weighted average number of common shares and earnings per share of potentially dilutive stock options are as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars and shares in thousands, except earnings per share)

Net income	$37,492	$19,565

Weighted average number of shares used in basic earnings per share	87,213	86,405
Effect of Dilutive Securities:
Stock options (1)	594	720
Weighted average number of shares used in diluted earnings per share	87,807	87,125

Basic Earnings per Share	$0.43	$0.23

Diluted Earnings per Share	$0.43	$0.22

(1)          Stock options convertible into 159,776 Common Shares in 2006 and 242,322 Common Shares in 2005 were not included in computing Diluted Earnings per Share because their effects were antidilutive.

6.               Marketable Equity Securities and Forward Contracts

U.S. Cellular holds a substantial amount of marketable equity securities that are publicly traded and can have volatile movements in share prices.  U.S. Cellular does not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets.

Information regarding U.S. Cellular’s marketable equity securities is summarized below.

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Marketable Equity Securities
Vodafone Group Plc 10,245,370 American Depositary Receipts (1)	$214,128	$219,968
Rural Cellular Corporation 370,882 Common Shares	5,456	5,419
Aggregate fair value	219,584	225,387
Accounting cost basis	160,161	160,161
Gross unrealized holding gains	59,423	65,226
Deferred tax liability	(21,809)	(23,939)
Net unrealized holding gains	37,614	41,287
Derivatives net of tax	(13,295)	(16,343)
Accumulated other comprehensive income	$24,319	$24,944

(1) See Note 19 – Subsequent Events for a discussion of the Share Consolidation and Special Distribution related to the Vodafone ADRs that was effected on July 25, 2006. As a result of the Share Consolidation, the aggregate number of shares underlying ADRs was reduced from 10,245,370 to 8,964,698.

The investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic wireless investments to or settlements with AirTouch Communications, Inc. (“AirTouch”), in exchange for stock of AirTouch, which was then acquired by Vodafone whereby U.S. Cellular received American Depositary Receipts (“ADRs”) representing Vodafone stock.  See Note 19 - Subsequent Events for additional information related to U.S. Cellular’s investment in Vodafone ADRs.  The investment in Rural Cellular Corporation (“Rural Cellular”) is the result of a consolidation of several wireless partnerships, in which U.S. Cellular subsidiaries held interests, into Rural Cellular and the distribution of Rural Cellular stock in exchange for these interests.

U.S. Cellular has entered into a number of forward contracts related to over 97% of the market value of the marketable equity securities that it holds.  The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities.  The downside risk is hedged at or above the accounting cost basis of the securities, thereby eliminating the risk of an other-than-temporary loss on these contracted securities.

See Note 13 — Long-term Debt and Forward Contracts for additional information related to U.S. Cellular’s forward contracts.

7.               Goodwill

U.S. Cellular has substantial amounts of goodwill as a result of the acquisition of wireless markets. The changes in goodwill for the three months ended March 31, 2006 and 2005 were as follows:

	March 31, 2006	March 31, 2005
	(Dollars in thousands)
Balance, beginning of period	$471,617	$445,212
Acquisitions	—	—
Other adjustments	318	(10)
Balance, end of period	$471,935	$445,202

8.               Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a minority interest.  These investments are accounted for using either the equity or cost method.

U.S. Cellular’s significant investments in unconsolidated entities include the following:

	March 31, 2006	March 31, 2005

Los Angeles SMSA Limited Partnership	5.5%	5.5%
Midwest Wireless Communications, L.L.C. (1)	14.2%	14.2%
North Carolina RSA 1 Partnership	50.0%	50.0%
Oklahoma City SMSA Limited Partnership	14.6%	14.6%

(1)          In addition, U.S. Cellular owns a 49% interest in an entity which owns approximately 2.9% interest in Midwest Wireless Holdings, L.L.C., the parent company of Midwest Wireless Communications, L.L.C.

Based primarily on data furnished to U.S. Cellular by third parties, the following summarizes the combined results of operations of U.S. Cellular’s equity method investments:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Results of Operations
Revenues	$987,000	$780,000
Operating expenses	683,000	542,000
Operating income	304,000	238,000
Other income (expense), net	8,000	8,000
Net Income	$312,000	$246,000

See Note 19 – Subsequent Events for additional information related to U.S. Cellular’s investment in Midwest Wireless Communications, L.L.C.

9.               Customer Lists

Customer lists, which are intangible assets resulting from acquisitions of wireless markets, are amortized based on average customer retention periods using the declining balance method.  Amortization expense was $3.0 million and $2.3 million for the first quarter of 2006 and 2005, respectively.  Amortization expense for the remainder of 2006 and for the years 2007-2010 is expected to be $8.8 million, $8.6 million, $6.5 million, $4.9 million and $3.3 million, respectively.

10.         Property, Plant and Equipment

U.S. Cellular reviews the estimated useful lives of its property, plant and equipment, including leasehold improvements, annually and adjusts such estimated useful lives as appropriate.  U.S. Cellular did not change the useful lives of its property, plant and equipment, including leasehold improvements, in 2006 or 2005.

11.         Revolving Credit Facility

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes.  At March 31, 2006, outstanding borrowings and letters of credit were $85.0 million and $0.5 million, respectively, leaving $614.5 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating (the one-month LIBOR was 4.83% at March 31, 2006).  At March 31, 2006, the contractual spread was 60 basis points.  U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months. If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 7.75% at March 31, 2006).  This credit facility expires in December 2009.

U.S. Cellular’s interest cost on its revolving credit facility would increase if its current credit ratings from either Standard & Poor’s or Moody’s were lowered. However, the credit facility would not cease to be available or accelerate solely as a result of a decline in U.S. Cellular’s credit rating. A downgrade in U.S. Cellular’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future. At March 31, 2006, U.S. Cellular’s credit ratings are as follows:

Moody’s Investor Service	Baa3	– under review for possible further downgrade
Standard & Poor’s	A-	– on credit watch with negative implications
Fitch	BBB+	– on rating watch negative

The maturity date of U.S. Cellular’s revolving credit facility would accelerate in the event of a change in control. The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and represent certain matters at the time of each borrowing. On November 10, 2005 U.S. Cellular announced that it would restate certain financial statements which caused U.S. Cellular to be late in certain SEC filings. The restatements and late filings resulted in defaults under the revolving credit facility. However, U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios and U.S. Cellular did not fail to make any scheduled payments.  U.S. Cellular received waivers from the lenders associated with the revolving credit facility, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waivers require the Form 10-K for the year ended December 31, 2005 to be filed by August 31, 2006, the Form 10-Q for the quarter ended March 31, 2006 to be filed within 30 days after the filing of the Form 10-K for the year ended December 31, 2005 and the Form 10-Q for the quarter ended June 30, 2006 to be filed within 45 days after the filing of the Form 10-Q for the quarter ended March 31, 2006. The Form 10-K for the year ended December 31, 2005 was filed on July 28, 2006.

12.         Asset Retirement Obligations

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Asset retirement obligations generally include obligations to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located.  U.S. Cellular is also generally required to return leased retail store premises and office space to their pre-existing conditions.

U.S. Cellular accounts for its asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”) and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which require entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. At the time the liability is incurred, U.S. Cellular records a liability equal to the net present value of the estimated cost of the asset retirement obligation and increases the carrying amount of the related long-lived asset by an equal amount. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the obligations, any difference between the cost to retire an asset and the recorded liability (including accretion of discount) is recognized in the Consolidated Statements of Operations as a gain or loss.

The table below summarizes the changes in asset retirement obligations during the three months ended March 31, 2006 and 2005.

	March 31, 2006	March 31, 2005
	(Dollars in thousands)
Balance, beginning of period	$90,224	$72,575
Additional liabilities accrued	1,529	678
Accretion expense	1,737	1,792
Balance, end of period	$93,490	$75,045

13.         Long-Term Debt and Forward Contracts

There were no significant changes in long-term debt during the three months ended March 31, 2006.

The late filing of U.S. Cellular’s Form 10-K for the year ended December 31, 2005 and Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 and the failure to deliver such Forms 10-K and 10-Q to the trustee of the U.S. Cellular debt indenture on a timely basis, resulted in non-compliance under such debt indenture. However, this non-compliance did not result in an event of default or a default. U.S. Cellular believes that non-compliance was cured upon the filing of its Form 10-K for the year ended December 31, 2005 and its Form 10-Q for the quarterly period ended March 31, 2006, but that non-compliance continues to exist with respect to its Form 10-Q for the quarterly period ended June 30, 2006. U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indenture.

Except as noted above, U.S. Cellular believes it was in compliance as of March 31, 2006 with all covenants and other requirements set forth in long-term debt indentures. Such indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.

Forward Contracts

U.S. Cellular has forward contracts related to its 10,245,370 Vodafone Group Plc American Depositary Receipts. The Vodafone securities are pledged as collateral for the forward contracts. See Note 19 – Subsequent Events for additional information related to U.S. Cellular’s investment in Vodafone ADRs.

The $159.9 million principal amount of the forward contracts is accounted for as a loan. The collar portions of the forward contracts are accounted for as derivative instruments. The forward contracts mature in May 2007, and require quarterly interest payments at the LIBOR rate plus 50 basis points (the three-month LIBOR rate was 5.00% at March 31, 2006).

The risk management objective of the forward contracts is to hedge the value of the Vodafone securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”). The downside limit is hedged at or above the accounting cost basis, thereby eliminating the risk of an other-than-temporary loss being recorded on these contracted securities.

Under the terms of the forward contracts, a subsidiary of U.S. Cellular continues to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts, at U.S. Cellular’s option, may be settled in shares of the security or in cash, pursuant to formulas that “collar” the price of the shares. The collars effectively reduce U.S. Cellular’s downside limit and upside potential on the contracted shares. The collars are typically adjusted for any changes in dividends on the contracted shares. If the dividend increases, the collar’s upside potential is typically reduced. If the dividend decreases, the collar’s upside potential is typically increased. If U.S. Cellular elects to settle in shares, it will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities and the net amount realized through maturity. If U.S. Cellular elects to settle in cash, it will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula.  U.S. Cellular has provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid by its consolidated subsidiary upon settlement of the contracts.

U.S. Cellular is required to comply with certain covenants under the forward contracts.  On November 10, 2005, U.S. Cellular announced that it would restate certain financial statements which caused U.S. Cellular to be late in certain SEC filings. The restatements and late filings resulted in defaults under the forward contracts.  However, U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios and U.S. Cellular did not fail to make any scheduled payments.  U.S. Cellular received waivers from the counterparties associated with the forward contracts, under which the counterparties agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waivers require the Form 10-K for the year ended December 31, 2005 to be filed by August 31, 2006, the Form 10-Q for the quarter ended March 31, 2006 to be filed within 30 days after the filing of the Form 10-K for the year ended December 31, 2005 and the Form 10-Q for the quarter ended June 30, 2006 to be filed within 45 days after the filing of the Form 10-Q for the quarter ended March 31, 2006.  The Form 10-K for the year ended December 31, 2005 was filed on July 28, 2006.

14.         Minority Interest in Subsidiaries

Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” certain minority interests in consolidated entities with finite lives may meet the standard’s definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement, assuming an orderly liquidation of the finite-lived entity, net of estimated liquidation costs (the “settlement value”).  U.S. Cellular’s consolidated financial statements include such minority interests that meet the standard’s definition of mandatorily redeemable financial instruments.  These mandatorily redeemable minority interests represent interests held by third parties in consolidated partnerships and limited liability companies (“L.L.C.s”), where the terms of the underlying partnership or L.L.C. agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the minority interest holders and U.S. Cellular in accordance with the respective partnership and L.L.C. agreements.  The termination dates of U.S. Cellular’s mandatorily redeemable minority interests range from 2042 to 2100.

The settlement value of U.S. Cellular’s mandatorily redeemable minority interests was estimated to be $172.7 million at March 31, 2006. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and L.L.C.s on March 31, 2006, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FASB Staff Position (“FSP”) No. FAS 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests”. U.S. Cellular has no current plans or intentions to liquidate any of the related partnerships or L.L.C.s prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and L.L.C.s at March 31, 2006 was $41.9 million and is included in the Consolidated Balance Sheet caption Minority Interest. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $130.8 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and L.L.C.s. Neither the minority interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements under U.S. GAAP. The estimate of settlement value was based on certain factors and assumptions. A change in those factors and assumptions could result in a materially larger or smaller settlement amount.

15.         Common Share Repurchase Program

The Board of Directors of U.S. Cellular has authorized the repurchase of a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans.  No U.S. Cellular Common Shares were repurchased in the first quarter of 2006 or 2005.

16.         Acquisitions, Divestitures and Exchanges

U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long term return on investment.  As part of this strategy, U.S. Cellular reviews attractive opportunities to acquire additional operating markets and wireless spectrum.  In addition, U.S. Cellular may seek to divest outright or include in exchanges for other wireless interests those markets and wireless interests that are not strategic to its long-term success.

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

On January 6, 2006, the FCC granted Carroll Wireless’ applications with respect to 16 of the 17 licenses for which it had been the successful bidder and dismissed one application, relating to Walla Walla, Washington. Following the completion of Auction 58, the FCC determined that a portion of the Walla Walla license was already licensed to another party and should not have been included in Auction 58. Accordingly, in 2006, Carroll Wireless received a full refund of the $228,000 previously paid to the FCC with respect to the Walla Walla license.

Carroll Wireless is in the process of developing its long-term business and financing plans. As of March 31, 2006, U.S. Cellular made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $129.9 million; $129.7 million of this amount is included in Licenses in the Consolidated Balance Sheets. U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial reporting purposes, pursuant to the guidelines of FASB Interpretation No. 46R (“FIN 46R”), as U.S. Cellular anticipates benefiting from or absorbing a majority of Carroll Wireless’ expected gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of $1.4 million of which $0.1 million was provided to Carroll Wireless through March 31, 2006.

In the first quarter of 2005, U.S. Cellular adjusted the gain on investments related to its sale to ALLTEL of certain wireless properties on November 30, 2004.  The adjustment of the gain, which resulted from a working capital adjustment that was finalized in the first quarter of 2005, increased the total gain on the sale by $0.6 million to $38.6 million.

In addition, in 2005, U.S. Cellular purchased one new wireless market and certain minority interests in other wireless markets in which it already owned a controlling interest for $6.9 million in cash.

17.         Accumulated Other Comprehensive Income

The cumulative balance of unrealized gains and (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$41,287	$77,573
Add (deduct):
Unrealized gains (losses) on marketable equity securities	(5,803)	(8,750)
Income tax (expense) benefit	2,130	3,217
Net change in unrealized gains (losses) on marketable equity securities in comprehensive income	(3,673)	(5,533)
Balance, end of period	$37,614	$72,040

Derivative Instruments
Balance, beginning of period	$(16,343)	$(44,770)
Add (deduct):
Unrealized gain on derivative instruments	4,815	3,996
Income tax (expense)	(1,767)	(1,470)
Net change in unrealized gains (losses) on derivative instruments included in comprehensive income	3,048	2,526
Balance, end of period	$(13,295)	$(42,244)

Accumulated Other Comprehensive Income
Balance, beginning of period	$24,944	$32,803
Net change in marketable equity securities	(3,673)	(5,533)
Net change in derivative instruments	3,048	2,526
Net change in unrealized gains (losses) included in comprehensive income	(625)	(3,007)
Balance, end of period	$24,319	$29,796

18.         Commitments and Contingencies

Contingent obligations, including indemnities, litigation and other possible commitments are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies,” which requires that an estimated loss be recorded if it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accordingly, those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in the financial statements. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been or will be incurred, even if the amount is not estimable. The assessment of contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate outcome of contingencies could materially impact the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

Indemnifications

U.S. Cellular enters into agreements in the normal course of business that provide for indemnification of counterparties. These agreements include certain asset sales and financings with other parties. The terms of the indemnification vary by agreement. The events or circumstances that would require U.S. Cellular to perform under these indemnities are transaction specific; however, these agreements may require U.S. Cellular to indemnify the counterparty for costs and losses incurred from litigation or claims arising from the underlying transaction. U.S. Cellular is unable to estimate the maximum potential liability for these types of indemnifications as the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, U.S. Cellular has not made any significant indemnification payments under such agreements.

Legal Proceedings

U.S. Cellular is involved in a number of legal proceedings before the FCC and various state and federal courts. If U.S. Cellular believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss.  If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued.  The assessment of legal proceedings is a highly subjective process that requires judgments about future events.  The legal proceedings are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate outcome of legal proceedings could differ materially from amounts accrued in the financial statements.

19.         Subsequent Events

U.S. Cellular owns approximately 14% of Midwest Wireless Communications, L.L.C., which interest is convertible into approximately an 11% interest in Midwest Wireless Holdings, L.L.C., a privately-held wireless telecommunications company that controls Midwest Wireless Communications.  Midwest Wireless Holdings, through subsidiaries, holds FCC licenses and operates certain wireless markets in southern Minnesota, northern and eastern Iowa and western Wisconsin.  On November 18, 2005, ALLTEL announced that it had entered into a definitive agreement to acquire Midwest Wireless Holdings for $1.075 billion in cash, subject to certain conditions, including approval by the FCC, other governmental authorities and the members of Midwest Wireless Holdings.  On January 31, 2006, U.S. Cellular filed a petition to deny the FCC license transfer of control applications filed by ALLTEL and Midwest Wireless Holdings seeking FCC consent to their transaction.  That petition is pending.  Subject to the outcome of such petition, the satisfaction of certain conditions and the closing of the foregoing agreement, U.S. Cellular will be entitled to receive approximately $102.7 million in cash in consideration with respect to its interest in Midwest Wireless Communications upon the closing of the acquisition of Midwest Wireless Holdings by ALLTEL.   In addition, U.S. Cellular owns 49% of an entity, accounted for under the equity method, which owns approximately 2.9% of Midwest Wireless Holdings.  If the transaction with ALLTEL occurs, this entity will receive cash in consideration for its interest in Midwest Wireless Holdings.  Following that, this entity will be dissolved and U.S. Cellular will be entitled to receive approximately $11.4 million in cash.  The net aggregate carrying value of U.S. Cellular’s investments in Midwest Wireless Communications and Midwest Wireless Holdings was approximately $21.7 million at March 31, 2006.

U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which is participating in the auction of wireless spectrum designated by the FCC as Auction 66, which began in August 2006.  Barat Wireless intends to qualify as a “designated entity” and be eligible for discounts with respect to spectrum purchased in Auction 66.

Barat Wireless is in the process of developing its long-term business and financing plans.  As of August 25, 2006, U.S. Cellular has made capital contributions and advances to Barat Wireless and/or its general partner of $79.9 million to provide initial funding of Barat Wireless’ participation in Auction 66.  U.S. Cellular will consolidate Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, for financial reporting purposes, pursuant to the guidelines of FIN 46R, as U.S. Cellular anticipates absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

At an Extraordinary General Meeting held on July 25, 2006, shareholders of Vodafone approved a Return of Capital (“Special Distribution”) of £0.15 per share (£1.50 per American Depositary Receipt (“ADR”)) and a Share Consolidation under which every 8 ADRs of Vodafone were consolidated into 7 ADRs.

The Share Consolidation was effective July 28, 2006 and the Special Distribution was paid on August 18, 2006. As a result of the Share Consolidation, U.S. Cellular’s previous 10,245,370 ADRs were consolidated into 8,964,698 ADRs. Also, U.S. Cellular received approximately $28.6 million from the Special Distribution and will record dividend income, before taxes, of this amount in the third quarter of 2006.

Pursuant to terms of the forward contracts, the contract collars were adjusted to reflect the Special Dividend and the Share Consolidation. After adjustment, the collars had downside limits (floor) ranging from $17.22 to $18.37 and upside potential (ceiling) ranging from $17.22 to $19.11. In the case of one forward contract, U.S. Cellular made a dividend substitution payment in the amount of $0.2 million to the counterparty in lieu of further adjustments to the collars of such forward contract.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

United States Cellular Corporation (“U.S. Cellular” - AMEX symbol: USM) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 81.2%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”).

The following discussion and analysis should be read in conjunction with U.S. Cellular’s interim consolidated financial statements included herein, and with its audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2005.

SUMMARY OF HOLDINGS

U.S. Cellular owned, or had the right to acquire pursuant to certain agreements, either majority or minority interests in 241 wireless markets at March 31, 2006. A summary of the number of markets U.S. Cellular owned or had rights to acquire as of March 31, 2006 follows:

Number of Markets
Consolidated markets (1)	200
Consolidated markets acquirable pursuant to existing agreements (2)	17
Minority interests accounted for using equity method (3)	19
Minority interests accounted for using cost method (4)	5
Total markets to be owned after completion of pending transactions	241

(1)          U.S. Cellular owns a controlling interest in each of these markets.  These markets include controlling interests acquired in 11 licenses through Carroll Wireless, L.P. (“Carroll Wireless”), an entity in which U.S. Cellular owns a controlling interest for financial reporting purposes. Carroll Wireless was the winning bidder of 17 wireless licenses in the auction of wireless spectrum designated by the Federal Communications Commission (“FCC”) as Auction 58.  On January 6, 2006, the FCC granted Carroll Wireless applications with respect to 16 of the 17 licenses for which it was the winning bidder and dismissed one application relating to Walla Walla, Washington.  Following the completion of Auction 58, the FCC determined that a portion of the Walla Walla license was already licensed to another party and should not have been included in Auction 58.  In March 2006, Carroll Wireless received a full refund of the amount paid to the FCC with respect to the Walla Walla license. Of the 16 licenses which were granted to Carroll Wireless, five are in markets in which U.S. Cellular currently owns spectrum. Only license acquisitions which add incremental territory to U.S. Cellular’s consolidated operating markets are included in the number of consolidated markets to be acquired to avoid duplicate reporting of overlapping markets. The other 11 licenses represent markets which are incremental to U.S. Cellular’s currently owned or acquirable markets.

U.S. Cellular’s consolidated markets also include controlling interests acquired in 15 licenses and exclude controlling interests transferred in two licenses pursuant to the exchange transaction with ALLTEL Corporation (“ALLTEL”) that was completed on December 19, 2005.

(2)          U.S. Cellular owns rights to acquire controlling interests in 17 wireless licenses resulting from an exchange transaction with AT&T Wireless Services, Inc. (“AT&T Wireless”), now Cingular Wireless L.L.C. (“Cingular”), which closed in August 2003.  Pursuant to such exchange transaction, U.S. Cellular has up to five years from the transaction closing date to exercise its rights to acquire the licenses.  Pursuant to such exchange transaction, U.S. Cellular also has the rights to acquire four additional licenses.  However, those four licenses are in markets where U.S. Cellular currently owns spectrum. Therefore, the four licenses for which U.S. Cellular owns rights to acquire controlling interests are not included in the number of consolidated markets to be acquired.

(3)          Represents licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the equity method.

(4)          Represents licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the cost method.

OVERVIEW

The following is a summary of certain selected information from the complete management discussion that follows the overview and does not contain all of the information that may be important. You should carefully read the entire Management’s Discussion and Analysis of Financial Condition and Results of Operations and not rely solely on this overview.

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

U.S. Cellular’s operating income in the three months ended March 31, 2006 increased $32.2 million, or 81%, to $71.7 million from $39.5 million in 2005.  The operating income margin (as a percent of service revenues) was 9.3% in 2006 and 5.9% in 2005.  Operating income and operating income margin are expected to improve slightly over the next few years, primarily due to anticipated increases in revenues generated by additional customers, data-related services and recently launched markets. Offsetting these increases are the anticipated effects of the following factors:

•                  costs of customer acquisition and retention;

•                  effects of competition;

•                  costs related to increased customer use of its services;

•                  costs of developing recently acquired and launched markets; and

•                  costs of additional enhancements to U.S. Cellular’s wireless networks.

Cash Flows and Investments

At March 31, 2006, U.S. Cellular had cash and cash equivalents totaling $17.0 million and available borrowing capacity of $614.5 million under its revolving credit facility. Also, during the quarter ended March 31, 2006, U.S. Cellular generated cash flows from operating activities of $159.5 million. U.S. Cellular believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide substantial financial flexibility and are sufficient to permit U.S. Cellular to finance its contractual obligations and anticipated capital expenditures for the foreseeable future. U.S. Cellular continues to seek to maintain a strong balance sheet and an investment grade rating.

U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which is participating in the auction of wireless spectrum designated by the FCC as Auction 66, which began in August 2006.  Barat Wireless intends to qualify as a “designated entity” and be eligible for discounts with respect to spectrum purchased in Auction 66.

Barat Wireless is in the process of developing its long-term business and financing plans.  As of August 25, 2006, U.S. Cellular has made capital contributions and advances of $79.9 million to Barat Wireless and/or its general partner to provide initial funding of Barat Wireless’ participation in Auction 66.  U.S. Cellular will consolidate Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, for financial reporting purposes, pursuant to the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), as U.S. Cellular anticipates absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

See “Financial Resources” and “Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	Three Months Ended or At March 31,
	2006	2005

As of March 31, (1a)
Total market population (2)	55,164,000	44,576,000
Customers (3)	5,633,000	5,127,000
Market penetration (4)	10.21%	11.50%
Total full-time equivalent employees	7,350	7,000
Cell sites in service	5,438	4,899
For the Three Months Ended March 31, (1b)
Net customer additions (5)	151,000	182,000
Net retail customer additions (5)	122,000	123,000
Average monthly service revenue per customer (6)	$46.22	$44.46
Postpay churn rate per month (7)	1.5%	1.5%
Sales and marketing cost per gross customer addition (8)	$412	$396

(1a)          Amounts in 2006 include information related to all markets included in U.S. Cellular’s consolidated operations as of March 31, 2006.  Such markets include (i) the market acquired from Cingular in April 2005, (ii) the 15 markets acquired from ALLTEL in the exchange transaction completed in December 2005 and (iii) the 11 markets granted to Carroll Wireless by the FCC in January 2006 which are incremental to U.S. Cellular’s currently owned or acquirable markets; such markets exclude the two markets transferred to ALLTEL in the exchange transaction completed in December 2005.  Amounts in 2005 include information related to all markets included in U.S. Cellular’s consolidated operations as of March 31, 2005.  For further information on acquisitions, divestitures and exchanges, see “Summary of Holdings” above.

(1b)         Amounts in 2006 include results from all markets included in U.S. Cellular’s consolidated operations for the period January 1, 2006 through March 31, 2006.  Such amounts include results from (i) the market acquired from Cingular in April 2005 from January 1 through March 31,2006, (ii) the 15 markets acquired from ALLTEL in the exchange transaction completed in December 2005 from January 1 through March 31, 2006 and (iii) the 11 markets granted to Carroll Wireless by the FCC in January 2006 for the period January 6 through March 31, 2006; such amounts exclude results from the two markets transferred to ALLTEL in the exchange transaction completed in December 2005.  Amounts in 2005 include results from all markets included in U.S. Cellular’s consolidated operations for the period January 1, 2005 through March 31, 2005.  For further information on acquisitions, divestitures and exchanges, see “Summary of Holdings” above.

(2)                Represents 100% of the population of the markets in which U.S. Cellular had a controlling financial interest for financial reporting purposes as of March 31 of each respective year.

(3)                U.S. Cellular’s customer base consists of the following types of customers:

	March 31,
	2006	2005

Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	4,707,000	4,378,000
End user customers acquired through U.S. Cellular’s agreement with a third party (“reseller customers”) *	604,000	526,000
Total postpay customer base	5,311,000	4,904,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	322,000	223,000
Total customers	5,633,000	5,127,000

* Pursuant to its agreement with the third party, U.S. Cellular is compensated by the third party on a postpay basis; as a result, all customers U.S. Cellular has acquired through this agreement are considered to be postpay customers.

(4)                Calculated using 2005 and 2004 Claritas population estimates for 2006 and 2005, respectively. “Total market population” is used only for the purposes of calculating market penetration, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets).

(5)                “Net customer additions” represents the number of net customers added to U.S. Cellular’s overall customer base through all of its marketing distribution channels, excluding any customers transferred through acquisitions, divestitures or exchanges. “Net retail customer additions” represents the number of net customers added to U.S. Cellular’s customer base, excluding net reseller customers added to its reseller customer base, through its marketing distribution channels, excluding any customers transferred through acquisitions, divestitures or exchanges. See “Operating Income” below for information related to U.S. Cellular’s estimate of net retail customer additions for the full year 2006.

(6)                Management uses this measurement to assess the amount of service revenue U.S. Cellular generates each month on a per unit basis. Variances in this measurement are monitored and compared to variances in expenses on a per unit basis. Average monthly service revenue per customer is calculated as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Service Revenues per Statement of Operations	$770,082	$671,639
Divided by average customers during period (000s) *	5,554	5,035
Divided by number of months in each period	3	3
Average monthly service revenue per customer	$46.22	$44.46

*  “Average customers during period” is calculated by adding the number of total customers, including reseller customers, at the beginning of the first month of the period and at the end of each month in the period and dividing by the number of months in the period plus one. Acquired and divested customers are included in the calculation on a prorated basis for the amount of time U.S. Cellular included such customers during each period.

(7)                Postpay churn rate per month represents the percentage of the postpay customer base that disconnects service each month, including both postpay customers and reseller customers. Reseller customers can disconnect service without the associated account number being disconnected from U.S. Cellular’s network if the reseller elects to reuse the customer telephone number.  Only those reseller customer numbers that are disconnected from U.S. Cellular’s network are counted in the number of postpay disconnects.  The calculation is performed by first dividing the total number of postpay and reseller customers who disconnect service during the period by the number of months in such period, and then dividing that quotient by the average monthly postpay customer base, which includes both postpay and reseller customers, for such period.

(8)                For a discussion of the components of this calculation, see “Operating expenses — Selling, general and administrative expenses”, below.

Operating revenues increased $126.1 million, or 18%, to $837.2 million in 2006 from $711.1 million in 2005.

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Retail service	$678,970	$592,167
Inbound roaming	35,344	29,875
Long-distance and other service revenues	55,768	49,597
Service Revenues	770,082	671,639
Equipment sales	67,154	39,432
	$837,236	$711,071

Service revenues increased $98.5 million, or 15%, to $770.1 million in 2006 from $671.6 million in 2005. Service revenues primarily consist of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems.  The increase in service revenues in 2006 was primarily due to the growth in the number of retail customers, which increased 10% since March 31, 2005, and a 4% increase in monthly service revenue per customer, which averaged $46.22 in the first three months of 2006 and $44.46 in the first three months of 2005.  See footnote 6 to the table of summarized operating data in “Results of Operations” above for the calculation of average monthly service revenue per customer.

Retail service revenues increased $86.8 million, or 15%, to $679.0 million in 2006 from $592.2 million in 2005. Growth in U.S. Cellular’s average customer base and an increase in average monthly retail revenue per customer, driven by growth in revenues from data services, were the primary reasons for the increase in retail service revenue.  Average monthly retail service revenue per customer increased 4% to $40.75 in 2006 from $39.20 in 2005.

The increase in the average number of customers was primarily driven by the 446,000 net new customer additions that U.S. Cellular generated from its marketing (including reseller) distribution channels over the past twelve months. The average number of customers was also affected by the timing of acquisitions, divestitures and exchanges, including the acquisition of a market in April 2005 and the exchange of markets in December 2005.

U.S. Cellular anticipates that growth in its customer base will be lower in the future, primarily as a result of increased competition and higher penetration in its markets. However, as U.S. Cellular expands its operations in its recently acquired and launched markets in future years, it anticipates adding customers and revenues in those markets.

Monthly retail minutes of use per customer increased to 658 in 2006 from 584 in 2005, primarily driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. The impact on retail service revenue of the increases in average monthly minutes of use was offset by decreases in average revenue per minute of use in both years. The decreases in average revenue per minute of use reflect the impact of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans and the inclusion of features such as unlimited night and weekend minutes and unlimited incoming call minutes in certain pricing plans.  Additionally, the percentage of U.S. Cellular’s customer base represented by prepaid and reseller customers, which generate lower average revenue per customer than postpay customers, increased from 14.6% at March 31, 2005 to 16.4% at March 31, 2006. U.S. Cellular anticipates that its average revenue per minute of use will continue to decline in the future, reflecting increased competition and continued penetration of the consumer market.

Revenues from data products and services increased to $44.3 million in 2006 from $28.8 million in 2005, as U.S. Cellular continued to enhance its easyedgeSM products and introduce new offerings such as SpeedTalkSM, a push-to-talk service, and BlackBerry® handsets and service.

Inbound roaming revenues increased $5.4 million, or 18%, to $35.3 million in 2006 from $29.9 million in 2005.  The increase in revenues was related primarily to an increase in roaming minutes of use, partially offset by a decrease in revenue per roaming minute of use.  The increase in inbound roaming minutes of use was driven primarily by the overall growth in the number of customers throughout the wireless industry. The decline in revenue per minute of use is due primarily to the general downward trend in negotiated rates.

U.S. Cellular anticipates that inbound roaming minutes of use will continue to grow over the next few years, reflecting continuing industry-wide growth in customers, but that the rate of growth will decline due to higher penetration of the consumer wireless market. In addition, U.S. Cellular anticipates that the rate of decline in average inbound roaming revenue per minute of use will be lower over the next few years, reflecting the wireless industry trend toward longer term negotiated rates.

Long-distance and other service revenues increased $6.2 million, or 12%, to $55.8 million in 2006 from $49.6 million in 2005.  The increase primarily reflected a $4.1 million increase in long-distance revenues and a $2.1 million increase in rental revenues from other wireless carriers who lease space on U.S. Cellular’s towers. The increase in long-distance revenues was driven by an increase in the volume of long-distance calls billed both to U.S. Cellular’s customers and to other wireless carriers whose customers used U.S. Cellular’s systems to make long-distance calls. The increase in tower rental revenues was driven by an increase in the number of tower space lease agreements in effect.

Equipment sales revenues increased $27.8 million, or 70%, to $67.2 million in 2006 from $39.4 million in 2005.  Equipment sales revenues include revenues from sales of handsets and related accessories to both new and existing customers, as well as revenues from sales of handsets to agents. All equipment sales revenues are recorded net of anticipated rebates.

U.S. Cellular continues to offer a competitive line of quality handsets to both new and existing customers. U.S. Cellular’s customer retention efforts include offering new handsets at discounted prices to existing customers as the expiration date of the customer’s service contract approaches.  U.S. Cellular also continues to sell handsets to agents; this practice enables U.S. Cellular to provide better control over the quality of handsets sold to its customers, establish roaming preferences and earn quantity discounts from handset manufacturers which are passed along to agents. U.S. Cellular anticipates that it will continue to sell handsets to agents in the future.

The increase in equipment sales revenues in 2006 was driven by increases in both average revenue per handset sold and the number of handsets sold. Average revenue per handset sold increased in 2006 primarily due to changes in the mix of handsets sold and promotional discounts.  The number of handsets sold increased 23% in 2006, partly due to sales of handsets to existing customers to replace non-GPS enabled handsets and increased sales of handsets to agents.  The number of customers added to U.S. Cellular’s customer base through its marketing distribution channels (“gross customer additions”), one of the primary drivers of equipment sales revenues, increased 2% in 2006.

Operating expenses increased $94.0 million, or 14%, to $765.5 million in 2006 from $671.5 million in 2005. The major components of operating expenses are shown in the table below.

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
System operations (exclusive of depreciation, amortization and accretion included below)	$154,855	$138,471
Cost of equipment sold	143,316	127,248
Selling, general and administrative	325,618	278,330
Depreciation, amortization and accretion	141,726	127,493
	$765,515	$671,542

System operations expenses (excluding depreciation, amortization and accretion) increased $16.4 million, or 12%, to $154.9 million in 2006 from $138.5 million in 2005. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers.

Key components of the increase in total system operations expenses were as follows:

•                  Maintenance, utility and cell site expenses increased $11.8 million, or 24%, in 2006, primarily driven by increases in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 5,438 and 4,899 as of March 31, 2006 and 2005, respectively, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also through acquisitions of existing wireless operations.

•                  The cost of network usage for U.S. Cellular’s systems increased $5.9 million, or 11%, as total minutes used on U.S. Cellular’s systems increased 33% in 2006, mostly offset by the ongoing reduction in the per-minute cost of usage for U.S. Cellular’s network; such network usage costs represent the costs U.S. Cellular incurs to deliver minutes of use on its network to interconnecting wireline networks.

•                  Expenses incurred when U.S. Cellular’s customers used other systems while roaming decreased $1.3 million, or 4%, primarily due to the reduction in cost per minute which resulted from the reduction in negotiated roaming rates.

In total, management expects system operations expenses to increase over the next few years, driven by the following factors:

•                  increases in the number of cell sites within U.S. Cellular’s systems as it continues to add capacity and enhance quality in all markets and continues development activities in new markets; and

•                  increases in minutes of use, both on U.S. Cellular’s systems and by U.S. Cellular’s customers on other systems when roaming.

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage both on U.S. Cellular’s systems and on other carriers’ networks.

Cost of equipment sold increased $16.1 million, or 13%, to $143.3 million in 2006 from $127.2 million in 2005. The increase was due primarily to an increase in the number of handsets sold (23%), as discussed above. The effect of the increase in the number of handsets sold was partially offset by a decrease in the average cost per handset sold (8%), which reflected changes in both the mix of handsets sold and promotional discounts.

Selling, general and administrative expenses increased $47.3 million, or 17%, to $325.6 million in 2006 from $278.3 million in 2005. Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers, and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in 2006 reflects higher employee-related and other expenses associated with acquiring, serving and retaining customers, primarily as a result of a 10% increase in U.S. Cellular’s customer base and a 5% increase in full-time equivalent employees.  Key components of the increase in selling, general and administrative expenses were as follows:

•                  a $12.1 million increase in advertising expenses primarily due to the increase in marketing of the U.S. Cellular brand in newly acquired and recently launched markets as well as increases in specific sponsorships and direct and segment marketing programs;

•      a $17.0 million increase primarily related to agent-related and sales employee-related expenses driven by the increase in full-time sales employee equivalents and the increase in retention related activities.  New employees were added primarily in the newly acquired and recently launched markets since March 31, 2005.  The increase in retention-related activities was primarily driven by the 29% increase in retention handsets sold and the spending on retention activities that were focused on providing wireless 911-capable handsets to customers who did not previously have such handsets;

•                  a $7.0 million increase in expenses related to the operations of U.S Cellular’s corporate office and customer care centers, primarily due to the 10% increase in the customer base;

•                  a $4.6 million increase in stock-based compensation expense primarily due to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised) (“SFAS 123(R)”), “Share-Based Payment,” as of January 1, 2006;

•                  a $4.9 million increase in expenses related to federal universal service fund contributions and other regulatory fees and taxes.  Most of the expenses related to universal service fund contributions are offset by increases in retail service revenues for amounts passed through to customers; and

•                  a $1.7 million increase in consulting and outsourcing costs as U.S Cellular increased its use of third parties to perform certain functions and participate in certain projects.

Sales and marketing cost per gross customer addition increased 4% to $412 in 2006 from $396 in 2005, primarily due to increased agent-related expenses, employee-related expenses and advertising expenses, partially offset by reduced losses on sales of handsets.  Management uses the sales and marketing cost per gross customer addition measurement to assess both the cost of acquiring customers on a per gross customer addition basis and the efficiency of its marketing efforts. Sales and marketing cost per gross customer addition is not calculable using financial information derived directly from the Consolidated Statements of Operations.  The definition of sales and marketing cost per gross customer addition that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similarly titled measures that are reported by other companies.

Below is a summary of sales and marketing cost per gross customer addition for each period:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$144,990	$120,552
Cost of equipment sold to new customers (2)	104,372	95,597
Less equipment sales revenue from new customers (3)	(70,437)	(47,582)
Total costs	$178,925	$168,567
Gross customer additions (000s) (4)	434	426
Sales and marketing cost per gross customer addition	$412	$396

(1)          Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general  and administrative expenses as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$325,618	$278,330
Less expenses related to serving and retaining customers	(180,628)	(157,778)
Selling, general and administrative expenses related to the acquisition of new customers	$144,990	$120,552

(2)          Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)

Cost of equipment sold as reported	$143,316	$127,248
Less cost of equipment sold related to the retention of existing customers	(38,944)	(31,651)
Cost of equipment sold to new customers	$104,372	$95,597

(3)          Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)

Equipment sales revenue as reported	$67,154	$39,432
Less equipment sales revenues related to the retention of existing customers, excluding agent rebates	(14,045)	(5,437)
Add agent rebate reductions of equipment sales revenues related to the retention of existing customers	17,328	13,587
Equipment sales revenues from new customers	$70,437	$47,582

(4)          Gross customer additions represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), increased 2% to $13.38 in 2006 from $13.08 in 2005, primarily due to the increase in employee-related expenses associated with acquiring, serving and retaining customers. Also, in 2006, U.S. Cellular increased spending on retention activities that were focused on providing wireless 911-capable handsets to customers who did not previously have such handsets.

Management uses the monthly general and administrative expenses per customer measurement to assess the cost of serving and retaining its customers on a per unit basis.

This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$325,618	$278,330
Less selling, general and administrative expenses related to the acquisition of new customers	(144,990)	(120,552)
Add cost of equipment sold related to the retention of existing customers	38,944	31,651
Less equipment sales revenues related to the retention of existing customers, excluding agent rebates	(14,045)	(5,437)
Add agent rebate reductions of equipment sales revenues related to the retention of existing customers	17,328	13,587
Net cost of serving and retaining customers	$222,855	$197,579
Divided by average customers during period (000s) (2)	5,554	5,035
Divided by three months in each period	3	3
Average monthly general and administrative expenses per customer	$13.38	$13.08

(1)          These components were previously identified in the table which calculates sales and marketing cost per customer addition and related footnotes.

(2)          Average customers for the three month periods were previously defined in footnote 6 to the table of summarized operating data in “Results of Operations” above.

Depreciation, amortization and accretion expense increased $14.2 million, or 11%, to $141.7 million in 2006 from $127.5 million in 2005.

Depreciation expense increased $12.5 million, or 11%, to $129.1 million in 2006 from $116.6 million in 2005. The majority of the increase reflects a higher average fixed assets balance, which increased 13% for the period from January 1 through March 31, 2006 as compared to the same period in the prior year.  The increase in fixed assets in 2006 resulted from the following factors:

•                  the addition of 539 cell sites to U.S. Cellular’s network since March 31, 2005, including those built to improve coverage and capacity in U.S. Cellular’s markets, both in existing service areas as well as in areas where U.S. Cellular has recently launched service; and

•                  the addition of radio channels and switching capacity to U.S. Cellular’s network to accommodate increased usage.

In 2006, depreciation expense included charges of $3.5 million related to disposals of assets, trade-ins of older assets for replacement assets and write-offs of TDMA equipment upon disposal or consignment for future sale.  In 2005, depreciation expense included charges of $6.6 million related to such disposals, trade-ins and write-offs.

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

Operating Income

Operating income increased $32.2 million, or 81%, to $71.7 million in 2006 from $39.5 million in 2005. The operating income margin (as a percent of service revenues) was 9.3% in 2006 and 5.9% in 2005.

The increases in operating income and operating income margin were due to the fact that operating revenues increased more, in both dollar and percentage terms, than operating expenses, as a result of the factors which are described in detail in Operating Revenues and Operating Expenses above.  U.S. Cellular expects the above factors, to continue to have an effect on operating income and operating income margin for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause operating income and operating income margin to fluctuate over the next several quarters.

The following are estimates of full-year 2006 service revenues; depreciation, amortization and accretion expenses; operating income; and net retail customer additions. Except for disclosed changes, such estimates are based on U.S. Cellular’s currently owned and operated markets because the effect of any possible future acquisition or disposition activity cannot be predicted with accuracy or certainty. The following estimates were updated by U.S. Cellular on July 28, 2006 and continue to represent U.S. Cellular’s views as of the date of filing this Form 10-Q based on current facts and circumstances. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from these estimated results.

	2006 Estimated Results	2005 Actual Results
Service revenues	Approx. $3.2 billion	$2.83 billion
Depreciation, amortization and accretion expenses	$585 million	$509.1 million
Operating income (1)(2)	$250-300 million	$244.3 million
Net retail customer additions	370,000 - 400,000	411,000

(1)          Includes gain of $44.7 million resulting from sale of assets in 2005 Actual Results.

(2)          Reflects estimates of stock-based compensation expense to be recorded pursuant to U.S. Cellular’s implementation of SFAS 123(R) effective January 1, 2006.

Investment and Other Income (Expense) totaled $(2.9) million in 2006 and $(3.5) million in 2005.

Investment income increased $5.1 million, or 35%, to $19.5 million in 2006 from $14.4 million in 2005. Investment income primarily represents U.S. Cellular’s share of net income from the markets in which it has a minority interest and are accounted for by the equity method.  U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership meets certain “significance” tests pursuant to Rule 3-09 of Securities and Exchange Commission (‘SEC”) Regulation S-X; this investment contributed $14.6 million and $12.0 million to investment income in 2006 and 2005, respectively.

Interest and dividend income decreased $1.4 million to $0.6 million in 2006 from $2.0 million in 2005. Interest income primarily includes interest earned on U.S. Cellular’s cash balances. In 2005, U.S. Cellular received $1.6 million of interest income related to a settlement with a vendor.

Interest expense increased $2.5 million, or 12%, to $23.2 million in 2006 from $20.7 million in 2005.  Interest expense in 2006 is primarily related to U.S. Cellular’s 6.7% senior notes ($9.3 million); its 7.5% senior notes ($6.3 million); its 8.75% senior notes ($2.8 million); its Vodafone forward contracts ($2.0 million); and its revolving credit facility with a series of banks ($2.2 million).  Interest expense in 2005 is primarily related to U.S. Cellular’s 6.7% senior notes ($9.3 million); its 7.5% senior notes ($6.3 million); its 8.75% senior notes ($2.8 million); its Vodafone forward contracts ($1.2 million); and its revolving credit facility with a series of banks ($0.6 million).The increase in interest expense in 2006 is primarily due to the increase in average revolving credit facility balances and increases in interest rates for its variable-rate debt, the Vodafone forward contracts and revolving credit facility borrowings.

U.S. Cellular’s $544 million principal amount of 6.7% senior notes is unsecured and becomes due in December 2033.  Interest on such notes is payable semi-annually on June 15 and December 15 of each year.   The $330 million principal amount of 7.5% senior notes is unsecured and becomes due in June 2034.  Interest on such notes is payable quarterly on March 15, June 15, September 15 and December 15 of each year. The U.S. Cellular’s $130 million principal amount of 8.75% senior notes is unsecured and becomes due in November 2032.  Interest on such notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year.

For information regarding U.S. Cellular’s Revolving Credit Facility, see “Liquidity and Capital Resources – Revolving Credit Facility” below.

Gain on investments totaled $0.6 million in 2005, related to a working capital adjustment recorded on the investments sold to ALLTEL in November 2004. There were no such gains or losses in 2006.

Income Taxes

Income tax expense increased $13.7 million, or 98%, to $27.6 million in 2006 from $13.9 million in 2005 primarily due to higher income before income taxes and minority interest. The overall effective tax rate on income before income taxes and minority interest for the three months ended March 31, 2006 and 2005 was 40.2% and 38.7%, respectively. The effective tax rate for the 2006 period is higher than 2005 primarily due to an increase in tax expense for contingent tax liabilities.  For further analysis and discussion of U.S. Cellular’s effective tax rates in 2006 and 2005, see Note 4 – Income Taxes of Notes to Consolidated Financial Statements included herein.

TDS and U.S. Cellular are parties to a Tax Allocation Agreement, pursuant to which U.S. Cellular and its subsidiaries are included in a consolidated federal income tax return and in state income or franchise tax returns in certain situations with other members of the TDS consolidated group.

For financial reporting purposes, U.S. Cellular and its subsidiaries compute their income, income taxes and credits as if they comprised a separate affiliated group and were not included in the TDS group.

Net Income

Net income increased $17.9 million or 92%, to $37.5 million in 2006 from $19.6 million in 2005.  Basic earnings per share was $0.43 in 2006 and $0.23 in 2005. Diluted earnings per share was $0.43 in 2006 and $0.22 in 2005. In 2006, increases in net income and earnings per share were attributable primarily to higher Operating Income.

RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) was issued in July 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The interpretation prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in an income tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  U.S. Cellular is currently reviewing the requirements of FIN 48 and has not yet determined the impact, if any, on its financial position or results of operations.

FINANCIAL RESOURCES

U.S. Cellular operates a capital- and marketing-intensive business. In recent years, U.S. Cellular has generated cash from its operating activities, received cash proceeds from divestitures, used its short-term credit facilities and used long-term debt financing to fund its construction costs and operating expenses. U.S. Cellular anticipates further increases in wireless customers, revenues, operating expenses, cash flows from operating activities and fixed asset additions in the future. Cash flows may fluctuate from quarter to quarter due to the seasonality market start-ups and other factors. The following table provides a summary of U.S. Cellular’s cash flow activities for the periods shown:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$159,480	$112,873
Investing activities	(121,492)	(234,741)
Financing activities	(49,946)	111,775
Net increase (decrease) in cash and cash equivalents	$(11,958)	$(10,093)

Cash Flows from Operating Activities

U.S. Cellular generated substantial cash flows from operating activities during the first quarters of 2006 and 2005. Such cash flows were $159.5 million and $112.9 million, respectively.  Excluding changes in assets and liabilities from operations, cash flows from operating activities totaled $180.1 million in 2006 and $155.6 million in 2005. Changes in assets and liabilities from operations required $20.6 million in 2006 and $42.7 million in 2005, reflecting higher net working capital balances required to support higher levels of business activity as well as differences in the timing of collections and payments.

The following table is a summary of the components of cash flows from operating activities:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Net income	$37,492	$19,565
Adjustments to reconcile net income to net cash provided by operating activities	142,577	135,997
	180,069	155,562
Changes in assets and liabilities from operations	(20,589)	(42,689)
	$159,480	$112,873

Cash Flows from Investing Activities

U.S. Cellular makes substantial investments each year to acquire wireless licenses and properties and to construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareholders.  In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing and cost-reducing upgrades to U.S. Cellular’s networks. Cash flows used for investing activities required $121.5 million in the three months ended March 31, 2006 compared to $234.7 million in the same period of 2005.

Cash used for property, plant and equipment and system development expenditures totaled $119.8 million in 2006 and $112.8 million in 2005 representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, remodel new and existing retail stores and continue the development of U.S. Cellular’s office systems.

In 2005, U.S. Cellular’s consolidated subsidiary, Carroll Wireless, paid $120.9 million to the FCC to complete the payment for the licenses in which it was the winning bidder in the FCC’s Auction 58.  See Acquisitions, Exchanges and Divestitures in the Liquidity and Capital Resources section below for more information on this transaction.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect issuances and repayments of short-term debt, proceeds from issuance of long-term debt and from entering into forward contracts, repayments of long-term debt and repurchases of Common Shares.  U.S. Cellular has used short-term debt to finance acquisitions, to repurchase common shares and for other general corporate purposes. Cash flows from operating activities, proceeds from forward contracts and, from time to time, the sale of non-strategic cellular and other investments have been used to reduce short-term debt. In addition, from time to time, U.S. Cellular has used proceeds from the issuance of long-term debt to reduce short-term debt.

Cash flows from financing activities required $49.9 million in the three months ended March 31, 2006 and provided $111.8 million in the same period of 2005. Cash received from short-term borrowings under U.S. Cellular’s revolving credit facility provided $55.0 million in 2006 and $165.0 million in 2005, while repayments required $105.0 million in 2006 and $60.0 million in 2005. Proceeds from re-issuance of treasury shares in connection with employee benefits plans provided $3.9 million in 2006 and $6.9 million in 2005.

U.S. Cellular has an ongoing authorization from its Board of Directors to repurchase a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans.  No U.S. Cellular Common Shares were repurchased in the first quarter of 2006 or 2005.

LIQUIDITY AND CAPITAL RESOURCES

As indicated above, U.S. Cellular generated cash flows from operating activities of $159.5 million and $112.9 million during the first quarters of 2006 and 2005, respectively.  At March 31, 2006, U.S. Cellular had cash and cash equivalents of $17.0 million.  U.S. Cellular believes that cash flows from operating activities, existing cash balances and funds available from the revolving credit facility provide substantial financial flexibility for U.S. Cellular to meet both its short- and long-term needs for the foreseeable future.  In addition, U.S. Cellular may have access to public and private capital markets to help meet its long-term financing needs.

However, the availability of external financial resources is dependent on economic events, business developments, technological changes, financial conditions or other factors, some of which are not in U.S. Cellular’s control. If at any time financing is not available on terms acceptable to U.S. Cellular, it might be required to reduce its business development and capital expenditure plans, which could have a materially adverse effect on its business and financial condition.  U.S. Cellular cannot provide assurances that circumstances that could materially adversely affect U.S. Cellular’s liquidity or capital resources will not occur.  Economic downturns, changes in financial markets or other factors could affect U.S. Cellular’s liquidity and the availability of capital resources.  Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development and acquisition.

At an Extraordinary General Meeting held on July 25, 2006, shareholders of Vodafone approved a Return of Capital (“Special Distribution”) of £0.15 per share (£1.50 per American Depositary Receipt (“ADR”)) and a Share Consolidation under which every 8 ADRs of Vodafone were consolidated into 7 ADRs.

The Share Consolidation was effective July 28, 2006 and the Special Distribution was paid on August 18, 2006. As a result of the Share Consolidation, U.S. Cellular’s previous 10,245,370 ADRs were consolidated into 8,964,698 ADRs. Also, U.S. Cellular received approximately $28.6 million from the Special Distribution and will record dividend income, before taxes, of this amount in the third quarter of 2006.

Pursuant to terms of the forward contracts, the contract collars were adjusted to reflect the Special Dividend and the Share Consolidation. After adjustment, the collars had downside limits (floor) ranging from $17.22 to $18.37 and upside potential (ceiling) ranging from $17.22 to $19.11. In the case of one forward contract, U.S. Cellular made a dividend substitution payment in the amount of $0.2 million to the counterparty in lieu of further adjustments to the collars of such forward contract.

Revolving Credit Facility

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes.  At March 31, 2006, outstanding notes payable and letters of credit were $85.0 million and $0.5 million, respectively, leaving $614.5 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating.  At March 31, 2006, the contractual spread was 60 basis points.  U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months (the one-month LIBOR was 4.83% at March 31, 2006). If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 7.75% at March 31, 2006).  This credit facility expires in December 2009.

U.S. Cellular’s interest cost on its revolving credit facility would increase if its current credit ratings from either Standard & Poor’s or Moody’s were lowered. However, the credit facility would not cease to be available or accelerate solely as a result of a decline in U.S. Cellular’s credit rating. A downgrade in U.S. Cellular’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future. At March 31, 2006,U.S. Cellular’s credit ratings are as follows:

Moody’s Investor Service	Baa3	– under review for possible further downgrade
Standard & Poor’s	A-	– on credit watch with negative implications
Fitch	BBB+	– on rating watch negative

The maturity dates of U.S. Cellular’s revolving credit facility would accelerate in the event of a change in control.  The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and represent certain matters at the time of each borrowing. On November 10, 2005 U.S. Cellular announced that it would restate certain financial statements which caused U.S. Cellular to be late in certain SEC filings. The restatements and the late filings resulted in defaults under the revolving credit facility.  However, U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios and U.S. Cellular did not fail to make any scheduled payments.  U.S. Cellular received waivers from the lenders associated with the revolving credit facility, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements and the late filings. The waivers require the Form 10-K for the year ended December 31, 2005 to be filed by August 31, 2006, the Form 10-Q for the quarter ended March 31, 2006 to be filed within 30 days after the filing of the Form 10-K for the year ended December 31, 2005 and the Form 10-Q for the quarter ended June 30, 2006 to be filed within 45 days after the filing of the Form 10-Q for the quarter ended March 31, 2006. The Form 10-K for the year ended December 31, 2005 was filed on July 28, 2006.

Long-Term Debt

The late filing of U.S. Cellular’s Form 10-K for the year ended December 31, 2005 and Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 and the failure to deliver such Forms 10-K and 10-Q to the trustee of the U.S. Cellular debt indenture on a timely basis, resulted in non-compliance under such debt indenture. However, this non-compliance did not result in an event of default or a default. U.S. Cellular believes that non-compliance was cured upon the filing of its Form 10-K for the year ended December 31, 2005 and Form 10-Q for the quarterly period ended March 31, 2006 but that non-compliance continues to exist with respect to its Form 10-Q for the quarterly period ended June 30, 2006. U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indentures.

Except as noted above, U.S. Cellular believes it was in compliance as of March 31, 2006 with all covenants and other requirements set forth in long-term debt indentures. Such indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.

Marketable Equity Securities and Forward Contracts

U.S. Cellular holds a substantial amount of marketable equity securities that are publicly traded and can have volatile share prices.  U.S. Cellular does not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets. U.S. Cellular’s investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic cellular investments to or settlements with AirTouch Communications, Inc. (“AirTouch”), in exchange for stock of AirTouch, which was then acquired by Vodafone whereby U.S. Cellular received American Depositary Receipts representing Vodafone stock. See Note 19 – Subsequent Events for additional information related to U.S. Cellular’s investment in Vodafone ADRs.  U.S. Cellular’s investment in Rural Cellular Corporation (“Rural Cellular”) is the result of a consolidation of several cellular partnerships in which U.S. Cellular subsidiaries held interests into Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests.

A subsidiary of U.S. Cellular has a number of forward contracts related to the marketable equity securities that it holds.  The forward contracts mature in May 2007 and, at U.S. Cellular’s option, may be settled in shares of the respective security or cash.  U.S. Cellular has provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid by its subsidiary when due. If shares are delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized on the forward contract through maturity.  Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in Net deferred income tax liability in the Consolidated Balance Sheets. As of March 31, 2006, such deferred tax liability totaled $59.2 million.

U.S. Cellular is required to comply with certain covenants under the forward contracts.  On November 10, 2005, U.S. Cellular announced that it would restate certain financial statements, which caused U.S. Cellular to be late in certain SEC filings. The restatements and late filings resulted in defaults under certain forward contracts. However, U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios and U.S. Cellular did not fail to make any scheduled payments.  U.S. Cellular received waivers from the counterparties associated with such forward contracts, under which the counterparties agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waivers require the Form 10-K for the year ended December 31, 2005 to be filed by August 31, 2006, the Form 10-Q for the quarter ended March 31, 2006 to be filed within 30 days after the filing of the Form 10-K for the year ended December 31, 2005 and the Form 10-Q for the quarter ended June 30, 2006 to be filed within 45 days after the filing of the Form 10-Q for the quarter ended March 31, 2006. The Form 10-K for the year ended December 31, 2005 was filed on July 28, 2006.

Capital Expenditures

Anticipated capital expenditures for 2006 primarily reflect U.S. Cellular’s plans for construction, system expansion and the buildout of certain of its licensed areas. U.S. Cellular plans to finance its construction program using cash flows from operating activities and short-term financing.  U.S. Cellular’s estimated capital spending for 2006 is currently expected to range from $580 million to $610 million. These expenditures primarily address the following needs:

•                  Expand and enhance U.S. Cellular’s coverage in its service areas.

•                  Provide additional capacity to accommodate increased network usage by current customers.

•                  Enhance U.S. Cellular’s retail store network and office systems.

Acquisitions, Exchanges and Divestitures

U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and of maximizing its long-term return on investment.  As part of this strategy, U.S. Cellular reviews attractive opportunities to acquire additional operating markets and wireless spectrum.  In addition, U.S. Cellular may seek to divest outright or include in exchanges for other wireless interests those markets and wireless interests that are not strategic to its long-term success. U.S. Cellular may from time-to-time be engaged in negotiations relating to the acquisition, divestiture or exchange of companies, strategic properties or wireless spectrum. In addition, U.S. Cellular may participate as a bidder, or member of a bidding group, in auctions administrated by the FCC.

U.S. Cellular owns approximately 14% of Midwest Wireless Communications, L.L.C., which interest is convertible into approximately an 11% interest in Midwest Wireless Holdings, L.L.C., a privately-held wireless telecommunications company that controls Midwest Wireless Communications.  Midwest Wireless Holdings, through subsidiaries, holds FCC licenses and operates certain wireless markets in southern Minnesota, northern and eastern Iowa and western Wisconsin.  On November 18, 2005, ALLTEL announced that it had entered into a definitive agreement to acquire Midwest Wireless Holdings for $1.075 billion in cash, subject to certain conditions, including approval by the FCC, other governmental authorities and the members of Midwest Wireless Holdings.  On January 31, 2006, U.S. Cellular filed a petition to deny the FCC license transfer of control applications filed by ALLTEL and Midwest Wireless Holdings seeking FCC consent to their transaction.  That petition is pending.  Subject to the outcome of such petition, the satisfaction of certain conditions and the closing of the foregoing agreement, U.S. Cellular will be entitled to receive approximately $102.7 million in cash in consideration with respect to its interest in Midwest Wireless Communications upon the closing of the acquisition of Midwest Wireless Holdings by ALLTEL.   In addition, U.S. Cellular owns 49% of an entity, accounted for under the equity method, which owns approximately 2.9% of Midwest Wireless Holdings.  If the transaction with ALLTEL occurs, this entity will receive cash in consideration for its interest in Midwest Wireless Holdings.  Following that, this entity will be dissolved and U.S. Cellular will be entitled to receive approximately $11.4 million in cash.   The net aggregate carrying value of U.S. Cellular’s investments in Midwest Wireless Communications and Midwest Wireless Holdings was approximately $21.7 million at March 31, 2006.

U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which is participating in the auction of wireless spectrum designated by the FCC as Auction 66, which began in August 2006.  Barat Wireless intends to qualify as a “designated entity” and be eligible for discounts with respect to spectrum purchased in Auction 66.

Barat Wireless is in the process of developing its long-term business and financing plans.  As of August 25, 2006, U.S. Cellular has made capital contributions and advances to Barat Wireless and/or its general partner of $79.9 million to provide initial funding of Barat Wireless’ participation in Auction 66.  U.S. Cellular will consolidate Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, for financial reporting purposes, pursuant to the guidelines of FASB Interpretation No. 46R (“FIN 46R”), as U.S. Cellular anticipates absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

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

On January 6, 2006, the FCC granted Carroll Wireless’ applications with respect to 16 of the 17 licenses for which it had been the successful bidder and dismissed one application, relating to Walla Walla, Washington. Following the completion of Auction 58, the FCC determined that a portion of the Walla Walla license was already licensed to another party and should not have been included in Auction 58. Accordingly, in 2006, Carroll Wireless received a full refund of the $228,000 previously paid to the FCC with respect to the Walla Walla license.

Carroll Wireless is in the process of developing its long-term business and financing plans. As of March 31, 2006, U.S. Cellular made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $129.9 million; $129.7 million of this amount is included in Licenses in the Consolidated Balance Sheets. U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial reporting purposes, pursuant to the guidelines of FIN 46R, as U.S. Cellular anticipates absorbing a majority of Carroll Wireless’ expected gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of $1.4 million of which $0.1 million was provided to Carroll Wireless through March 31, 2006.

In the first quarter of 2005, U.S. Cellular adjusted the gain on investments related to its sale to ALLTEL of certain wireless properties on November 30, 2004.  The adjustment of the gain, which resulted from a working capital adjustment that was finalized in the first quarter of 2005, increased the total gain on the sale by $0.6 million to $38.6 million.

In addition, in 2005, U.S. Cellular purchased one new wireless market and certain minority interests in other wireless markets in which it already owned a controlling interest for $6.9 million in cash.

Repurchase of Securities

U.S. Cellular has an ongoing authorization from its Board of Directors to repurchase a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans.  No U.S. Cellular Common Shares were repurchased in the first quarter of 2006 or 2005.

Contractual and Other Obligations

There has been no material change to Contractual and Other Obligations disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2005.

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

Investments in Unconsolidated Entities. U.S. Cellular has certain variable interests in investments in which it holds a minority interest.  Such investments totaled $185.9 million as of March 31, 2006 and are accounted for using either the equity or cost method.  U.S. Cellular’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in U.S. Cellular’s Form 10-K for the year ended December 31, 2005.

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

Licenses and Goodwill

As of March 31, 2006, U.S. Cellular reported $1,362.0 million of licenses and $471.9 million of goodwill, as a result of the acquisitions of interests in wireless licenses and businesses.  Licenses include those won by Carroll Wireless in the FCC auction completed in February 2005 and license rights related to licenses that will be received when the 2003 AT&T Wireless exchange transaction is fully completed.

Licenses and goodwill must be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. U.S. Cellular performs the annual impairment review on licenses and goodwill during the second quarter of its fiscal year. There can be no assurance that, upon review at a later date, material impairment charges will not be required.

The intangible asset impairment test consists of comparing the fair value of the intangible asset to the carrying amount of the intangible asset. If the carrying amount exceeds the fair value, an impairment loss is recognized for the difference. The goodwill impairment test is a two-step process. The first step compares the fair value of the reporting unit, as identified in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) to its carrying value. If the carrying amount exceeds the fair value, the second step of the test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. To calculate the implied fair value of goodwill, an enterprise allocates the fair value of the reporting unit to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities of the reporting unit is the implied fair value of goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss of goodwill is recognized for that difference.

The fair value of an asset or reporting unit is the amount at which that asset or reporting unit could be bought or sold in a current transaction between willing parties. Therefore, quoted market prices in active markets are the best evidence of fair value and should be used when available. If quoted market prices are not available, the estimate of fair value is based on the best information available, including prices for similar assets and the use of other valuation techniques. Other valuation techniques include present value analysis, multiples of earnings or revenue or similar performance measures. The use of these techniques involves assumptions by U.S. Cellular about factors that are highly uncertain, including future cash flows, the appropriate discount rate and other inputs. Different assumptions for these inputs or different valuation methods could create materially different results.

U.S. Cellular tests goodwill for impairment at the level of reporting referred to as a reporting unit. For purposes of impairment testing of goodwill in 2005, U.S. Cellular identified five reporting units pursuant to paragraph 30 of SFAS 142. The five reporting units represent five geographic groupings of FCC licenses, constituting five geographic service areas. For purposes of impairment testing of licenses, U.S. Cellular combined its FCC licenses into five units of accounting pursuant to Emerging Issues Task Force Statement 02-7, “Units of Accounting for Testing Impairment of Indefinite-Lived Assets” (“EITF 02-7”) and SFAS 142, using the same geographic groupings as its reporting units.

U.S. Cellular prepares valuations of each of the five reporting units for purposes of impairment testing of goodwill. A discounted cash flow approach is used to value each of the reporting units, using value drivers and risks specific to each individual geographic region. The cash flow estimates incorporate assumptions that market participants would use in their estimates of fair value. Key assumptions made in this process are the selection of a discount rate, estimated future cash flow levels, projected capital expenditures, and selection of terminal value multiples. Similarly, U.S. Cellular also prepares valuations (of each of the five units of accounting determined pursuant to EITF 02-7), using an excess earnings methodology, for purposes of impairment testing of licenses. This excess earnings methodology estimates the fair value of the intangible assets (FCC license units of accounting) by measuring the future cash flows of the license groups, reduced by charges for contributory assets such as working capital, trademarks, existing subscribers, fixed assets, assembled workforce and goodwill.

There was no impairment of goodwill or licenses in 2005.

Property, Plant and Equipment

U.S. Cellular provides for depreciation on its property, plant and equipment using the straight-line method over the estimated useful lives of the assets. Annually, U.S. Cellular reviews its property, plant and equipment to assess whether the estimated useful lives are appropriate.  The estimated useful lives of property, plant and equipment is a critical accounting estimate because changing the lives of assets can result in larger or smaller charges for depreciation expense.  Factors used in determining useful lives include technology changes, regulatory requirements, obsolescence and type of use. U.S. Cellular did not change the useful lives of its property, plant and equipment in the three months ended March 31, 2006 or 2005.

U.S. Cellular reviews long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The tangible asset impairment test is a two-step process. The first step compares the carrying value of the assets with the estimated undiscounted cash flows over the remaining asset life. If the carrying value of the assets is greater than the undiscounted cash flows, the second step of the test is performed to measure the amount of impairment loss. The second step compares the estimated fair value of the assets to the carrying value of the assets. An impairment loss is recognized for the difference between the fair value of the assets (less cost to sell) and the carrying value of the assets.

The fair value of a tangible asset is the amount at which that asset could be bought or sold in a current transaction between willing parties. Therefore, quoted market prices in active markets are the best evidence of fair value and should be used when available. If quoted market prices are not available, the estimate of fair value is based on the best information available, including prices for similar assets and the use of other valuation techniques. A present value analysis of cash flow scenarios is often the best available valuation technique with which to estimate the fair value of a long-lived asset. The use of this technique involves assumptions by management about factors that are highly uncertain including future cash flows, the appropriate discount rate, and other inputs. Different assumptions for these inputs or different valuation methodologies could create materially different results.

Asset Retirement Obligations

U.S. Cellular accounts for its asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”) and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which require entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. At the time the liability is incurred, U.S. Cellular records a liability equal to the net present value of the estimated cost of the asset retirement obligation and increases the carrying amount of the related long-lived asset by an equal amount. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the obligations, any difference between the cost to retire an asset and the recorded liability (including accretion of discount) is recognized in the Consolidated Statements of Operations as a gain or loss.

The calculation of the asset retirement obligation is a critical accounting estimate for U.S. Cellular because changing the factors used in calculating the obligation could result in larger or smaller estimated obligations that could have a significant impact on U.S. Cellular’s results of operations and financial condition. Such factors include probabilities or likelihood of remediation, cost estimates, lease renewals and salvage values. Actual results may differ materially from estimates under different assumptions or conditions.

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Asset retirement obligations generally include costs to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located. Also, U.S. Cellular generally is required to return leased retail store premises and office space to their pre-existing conditions.

The table below summarizes the changes in asset retirement obligations during the three months ended March 31, 2006 and 2005.

	March 31, 2006	March 31, 2005
	(Dollars in thousands)
Beginning balance	$90,224	$72,575
Additional liabilities accrued	1,529	678
Accretion expense	1,737	1,792
Ending balance	$93,490	$75,045

Income Taxes

U.S. Cellular is included in a consolidated federal income tax return with other members of the TDS consolidated group. TDS and U.S. Cellular are parties to the TDS Tax Allocation Agreement. The TDS Tax Allocation Agreement provides that U.S. Cellular and its subsidiaries be included with the TDS affiliated group in a consolidated federal income tax return and in state income or franchise tax returns in certain situations. For financial reporting purposes, U.S. Cellular and its subsidiaries calculate their income tax and credits as if they comprised a separate affiliated group. Under the TDS Tax Allocation Agreement, U.S. Cellular remits its applicable income tax payments to TDS.

The accounting for income taxes, the amounts of income tax assets and liabilities and the related income tax provision are critical accounting estimates because such amounts are significant to U.S. Cellular’s financial condition and results of operations.

The preparation of the consolidated financial statements requires U.S. Cellular to calculate its provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes, such as depreciation expense, as well as estimating the impact of potential adjustments to filed tax returns. These temporary differences result in deferred tax assets and liabilities, which are included in U.S. Cellular’s Consolidated Balance Sheets. U.S. Cellular must then assess the likelihood that deferred tax assets will be realized based on future taxable income, and, to the extent U.S. Cellular believes that realization is not likely, establish a valuation allowance. Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.

U.S. Cellular’s current net deferred tax asset totaled $8.1 million at March 31, 2006, and $8.2 million at December 31, 2005. The net current deferred tax asset primarily represents the deferred tax effects of the allowance for doubtful accounts on customer receivables.

U.S. Cellular’s noncurrent deferred tax assets and liabilities as of March 31, 2006 and December 31, 2005 and the underlying temporary differences are as follows:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Deferred Tax Asset
Net operating loss carryforward	$32,193	$30,381
Derivative instruments	7,708	9,475
Other	4,214	1,893
	44,115	41,749
Less valuation allowance	(18,972)	(16,858)
Total Deferred Tax Asset	25,143	24,891

Deferred Tax Liability
Property, plant and equipment	280,798	288,439
Licenses	280,859	274,404
Marketable equity securities	59,243	62,112
Partnership investments	60,618	60,603
Total Deferred Tax Liability	681,518	685,558
Net Deferred Income Tax Liability	$656,375	$660,667

State net operating loss carryforwards are available to offset future taxable income primarily of the individual subsidiaries which generated the losses.  Certain subsidiaries that are not included in the federal consolidated income tax return, but file separate federal tax returns, had federal net operating loss carryforwards available to offset future taxable income.  A valuation allowance was established for a portion of the state and federal net operating loss carryforwards since it is more likely than not a portion of such carryforwards will expire before they can be utilized.

The deferred income tax liability relating to marketable equity securities totaled $59.2 million and $62.1 million as of March 31, 2006 and December 31, 2005, respectively.  These amounts represent deferred income taxes calculated on the difference between the fair value and the tax basis of the marketable equity securities.  Income taxes will be payable when U.S. Cellular disposes of the marketable equity securities.

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

In June of 2006, the Internal Revenue Service commenced its audit of the 2002 — 2004 consolidated federal tax returns of TDS and subsidiaries. U.S. Cellular is included in the TDS consolidated federal tax return. The audit is in its preliminary stages.

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

Stock-based Compensation

As a result of the adoption of a new accounting pronouncement, U.S. Cellular’s accounting policy related to stock-based compensation has changed as described below and is now a critical accounting policy due to the significant assumptions and estimates involved.

As described in more detail in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included herein, U.S. Cellular has established or participates in a long-term incentive plan and an employee stock purchase plan which are stock-based compensation plans. Prior to the first quarter of 2006, U.S. Cellular accounted for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations as allowed by SFAS No. 123, “Accounting for Stock Based Compensation,” (“SFAS 123”). Accordingly, prior to the first quarter of 2006, compensation cost for share-based payments was measured using the intrinsic value method as prescribed by APB 25. Under the intrinsic value method, compensation cost is measured as the amount by which the market value of the underlying equity instrument on the grant date exceeds the exercise price. Effective January 1, 2006, U.S. Cellular adopted the fair value recognition provisions of SFAS No. 123(R), “Share Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. In addition, U.S. Cellular applied the provisions of Staff Accounting Bulletin (“SAB”) No. 107 issued by the SEC in March 2005 in its adoption of SFAS 123(R).  Under the modified prospective transition method, compensation cost recognized during the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Upon adoption of SFAS 123(R), U.S. Cellular elected to continue to value its share-based payment transactions using a Black-Scholes valuation model, which was previously used by U.S. Cellular for purposes of preparing the pro forma disclosures under SFAS 123.  This model requires assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, U.S. Cellular’s expected stock price volatility over the term of the awards, expected forfeitures, time of exercise, risk-free interest rate and expected dividends.  Different assumptions could create materially different results.  Under the provisions of SFAS 123(R), stock-based compensation cost recognized during the period is based on the portion of the share-based payment awards that are ultimately expected to vest.

Contingencies, Indemnities and Commitments

Contingent obligations, including indemnities, litigation and other possible commitments are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies,” which requires that an estimated loss be recorded if it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accordingly, those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in the financial statements. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been or will be incurred, even if the amount is not estimable. The assessment of contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate outcome of contingencies could materially impact the Consolidated Statements of Operations, the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

U.S. Cellular is billed for all services it receives from TDS, pursuant to the terms of various agreements between it and TDS. The majority of these billings are included in U.S. Cellular’s selling, general and administrative expenses. Some of these agreements were established at a time prior to U.S. Cellular’s initial public offering when TDS owned more than 90% of U.S. Cellular’s outstanding capital stock and may not reflect terms that would be obtainable from an unrelated third party through arms-length negotiations. The principal arrangements that affect U.S. Cellular’s operations are described in Item 13 of its Form 10-K for the year ended December 31, 2005. Management believes the method TDS uses to allocate common expenses is reasonable and that all expenses and costs applicable to U.S. Cellular are reflected in its financial statements.

The following persons are partners of Sidley Austin LLP, the principal law firm of U.S. Cellular and its subsidiaries:  Walter C.D. Carlson, a director of U.S. Cellular, a director and non-executive Chairman of the Board of Directors of TDS and a trustee and beneficiary of a voting trust that controls TDS; William S. DeCarlo, the General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the General Counsel of U.S. Cellular and TDS Telecommunications Corporation and an Assistant Secretary of U.S. Cellular and certain other subsidiaries of TDS. Walter C.D. Carlson does not provide legal services to TDS, U.S. Cellular or their subsidiaries.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q, including exhibits, contains statements that are not based on historical fact and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that U.S. Cellular intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully discussed under “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2005.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  U.S. Cellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.   You should carefully consider the Risk Factors in U.S. Cellular’s Form 10-K for the year ended December 31, 2005, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to U.S. Cellular’s business.

•      Intense competition in the markets in which U.S. Cellular operates could adversely affect U.S. Cellular’s revenues or increase its costs to compete.

•      Consolidation in the telecommunications industry could adversely affect U.S. Cellular’s revenues and increase its costs of doing business.

•      Advances or changes in telecommunications technology, such as Voice over Internet Protocol or WiMAX, could render certain technologies used by U.S. Cellular obsolete, could reduce U.S. Cellular’s revenues or could increase its costs of doing business.

•      Changes in the regulatory environment or a failure by U.S. Cellular to timely or fully comply with any regulatory requirements could adversely affect U.S. Cellular’s financial condition, results of operations or ability to do business.

•      Changes in U.S. Cellular’s enterprise value, changes in the supply or demand of the market for wireless licenses, adverse developments in the business or the industry in which U.S. Cellular is involved and/or other factors could require U.S. Cellular to recognize impairments in the carrying value of U.S. Cellular’s license costs, goodwill and/or physical assets.

•      Early redemptions of debt or repurchases of debt, issuances of debt, changes in prepaid forward contracts, changes in operating leases, changes in purchase obligations or other factors or developments could cause the amounts reported under Contractual or Other Obligations in U.S. Cellular’s Management’s Discussion and Analysis of Financial Condition and Results of Operations to be different from the amounts actually incurred.

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

•      Costs, integration problems or other factors associated with acquisitions/divestitures of properties and/or licenses and/or expansion of U.S. Cellular’s business could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

•      A significant portion of U.S. Cellular’s revenues is derived from customers who buy services through independent agents and dealers who market U.S. Cellular’s services on a commission basis.  If U.S. Cellular’s relationships with these agents and dealers are seriously harmed, its wireless revenues could be adversely affected.

•      U.S. Cellular’s investments in technologies which are unproven or for which success has not yet been demonstrated may not produce the benefits that U.S. Cellular expects.

•      An inability to obtain or maintain roaming arrangements with other carriers on terms that are acceptable to U.S. Cellular, and/or changes in roaming rates and the lack of standards and roaming agreements for wireless data products, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

•      Changes in access to content for data or video services and access to new handsets being developed by vendors, or an inability to manage its supply chain or inventory successfully, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

•      A failure by U.S. Cellular’s service offerings to meet customer expectations could limit U.S. Cellular’s ability to attract and retain customers and have an adverse effect on U.S. Cellular’s operations.

•      A failure by U.S. Cellular to complete significant network build-out and system implementation as part of its plans to build out new markets and improve the quality and capacity of its network could have an adverse effect on its operations.

•      A failure by U.S. Cellular’s business to acquire adequate radio spectrum could have an adverse effect on U.S. Cellular’s business and operations.

•      Financial difficulties of U.S. Cellular’s key suppliers or vendors, or termination or impairment of U.S. Cellular’s relationship with such suppliers or vendors, could result in a delay or termination of U.S. Cellular’s receipt of equipment or services, which could adversely affect U.S. Cellular’s business and results of operations.

•      An increase of U.S. Cellular’s debt in the future could subject U.S. Cellular to various restrictions and higher interest costs and decrease its cash flows and earnings.

•      An inability to attract and/or retain management, technical, sales and other personnel could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

•      U.S. Cellular has significant investments in entities that it does not control.  Losses in the value of such investments could have an adverse effect on U.S. Cellular’s results of operations or financial condition.

•      Changes in guidance or interpretations of accounting requirements, changes in industry practice, identification of errors or changes in management assumptions could require amendments to or restatements of financial information or disclosures included in this or prior filings with the SEC.

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

•      Changes in income tax rates, laws, regulations or rulings, or federal or state tax assessments could have an adverse effect on U.S. Cellular’s financial condition or results of operations.

•      War, conflicts, hostilities and/or terrorist attacks or equipment failure, power outages, natural disasters or breaches of network or information technology security could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

•      Changes in general economic and business conditions, both nationally and in the markets in which U.S. Cellular operates, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

•      Changes in facts or circumstances, including new or additional information that affects the calculation of potential liabilities for contingent obligations under guarantees, indemnities or otherwise, could require U.S. Cellular to record charges in excess of amounts accrued in the financial statements, if any, which could have an adverse effect on U.S. Cellular’s financial condition or results of operations.

•      Material weaknesses in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or fail to prevent fraud, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

•      The pending SEC investigation regarding the restatement of U.S. Cellular’s financial statements could result in substantial expenses, and could result in monetary or other penalties.

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

•      U.S. Cellular’s assets are concentrated in the U.S. telecommunications industry.  As a result, its results of operations may fluctuate based on factors related entirely to conditions in this industry.

•      As U.S. Cellular continues to implement its strategies, there are internal and external factors that could impact its ability to successfully meet its objectives.

•      Any of the foregoing events or other events could cause revenues, customer additions, operating income, capital expenditures and or any other financial or statistical information to vary from U.S. Cellular’s forward estimates by a material amount.

•      The market price of U.S. Cellular’s Common Shares is subject to fluctuations due to a variety of factors.

•      Certain matters, such as control by TDS and provisions in the U.S. Cellular restated certificate of incorporation, may serve to discourage or make more difficult a change in control of U.S. Cellular.

•      There are potential conflicts of interests between TDS and U.S. Cellular.

U.S. Cellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.  Readers should evaluate any statements in light of these important factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Long-term Debt

U.S. Cellular is subject to market risks due to fluctuations in interest rates and equity markets. The majority of U.S. Cellular’s debt, excluding long-term debt related to the forward contracts, is in the form of long-term, fixed-rate notes with original maturities ranging up to 30 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. The long-term debt related to the forward contracts consists of both variable-rate debt and fixed-rate zero coupon debt. The variable-rate forward contracts require quarterly interest payments that are dependent on market interest rates. Increases in interest rates will result in increased interest expense. As of March 31, 2006, U.S. Cellular had not entered into any significant financial derivatives to reduce its exposure to interest rate risks.

Reference is made to the disclosure under Market Risk — Long Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2005, for additional information about the annual requirements of principal payments, the average interest rates, and the estimated fair values of long-term debt.

Marketable Equity Securities and Derivatives

U.S. Cellular maintains a portfolio of available-for-sale marketable equity securities which were obtained in connection with the sale of non-strategic investments.  The market value of these investments aggregated $219.6 million at March 31, 2006 and $225.4 million at December 31, 2005.  U.S. Cellular’s cumulative net unrealized holding gain, net of tax, included in Accumulated other comprehensive income in the Consolidated Balance Sheets totaled $37.6 million at March 31, 2006.

A subsidiary of U.S. Cellular has a number of forward contracts related to the marketable equity securities that it holds.  U.S. Cellular has provided guarantees to the counterparties which provide assurance to the counterparties that all principal and interest amounts will be paid by its subsidiary when due.  The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”).  The downside limit is hedged at or above the cost basis thereby eliminating the risk of an other than temporary loss being recorded on these contracted securities.

Under the terms of the forward contracts, U.S. Cellular’s subsidiary continues to own the contracted shares and will receive dividends paid on such contracted shares, if any.  The forward contracts mature in May 2007 and, at U.S. Cellular’s option, may be settled in shares of the respective security or in cash, pursuant to formulas that “collar” the price of the shares.  The collars effectively limit downside risk and upside potential on the contracted shares. The collars are typically adjusted for any changes in dividends on the contracted shares. If the dividend increases, the collar’s upside potential is typically reduced. If the dividend decreases, the collar’s upside potential is typically increased. If U.S. Cellular elects to settle in shares, it will be required to deliver the number of shares of the contracted security determined pursuant to the formula.  If shares are delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized under the forward contract through maturity. If U.S. Cellular elects to settle in cash it will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula.

Deferred taxes have been provided for the difference between the fair value and the income tax basis of the marketable equity securities and derivatives and are included in Net deferred income tax liability in the Consolidated Balance Sheets.  Such deferred tax liabilities related to marketable equity securities totaled $59.2 million at March 31, 2006 and $62.1 million at December 31, 2005. Such deferred tax assets related to derivatives totaled $7.7 million at March 31, 2006 and $9.5 million at December 31, 2005.

The following table summarizes certain details surrounding the contracted securities as of March 31, 2006.

Collar (1)
			Downside	Upside	Loan
			Limit	Potential	Amount
Security	Shares		(Floor)	(Ceiling)	(000s)
Vodafone	10,245,370	(2)	$15.07 - $16.07	$19.96 - $21.39	$159,856

(1)   The per share amounts represent the range of floor and ceiling prices of the Vodafone shares monetized.

(2)   See “LIQUIDITY AND CAPITAL RESOURCES” above for a discussion of the Share Consolidation and Special Distribution related to the Vodafone ADRs that was effected on July 25, 2006. As a result of Share Consolidation, the number of shares underlying the ADRs was reduced from 10,245,370 to 8,964,698.

The following analysis presents the hypothetical change in the fair value of marketable equity securities and derivative instruments at March 31, 2006, using the Black-Scholes model, assuming hypothetical price fluctuations of plus and minus 10%, 20% and 30%. The table presents hypothetical information as required by SEC rules. Such information should not be inferred to suggest that U.S. Cellular has any intention of selling any marketable equity securities or canceling any derivative instruments.

	Valuation of investments assuming indicated decrease			March 31, 2006	Valuation of investments assuming indicated increase
(Dollars in millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Marketable Equity Securities	$153.7	$175.7	$197.6	$219.6	$241.6	$263.5	$285.5
Derivative Instruments (1)	$17.8	$4.4	$(6.5)	$(21.0)	$(39.8)	$(57.7)	$(76.9)

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that U.S. Cellular’s disclosure controls and procedures were not effective as of March 31, 2006, at the reasonable assurance level, because of the material weaknesses described below.  Notwithstanding the material weaknesses that existed as of March 31, 2006, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operation and cash flows of U.S. Cellular and its subsidiaries in conformity with accounting principles generally accepted in the United States of America.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2005, which continued to exist as of March 31, 2006:

1.     U.S. Cellular did not have a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the financial reporting requirements and the complexity of U.S. Cellular’s operations and transactions. Further, U.S. Cellular did not have a sufficient number of qualified personnel to create, communicate and apply accounting policies and procedures in compliance with accounting principles generally accepted in the United States of America (GAAP). This control deficiency contributed to the material weaknesses discussed in items 2 and 3 below and the restatement of U.S. Cellular’s annual consolidated financial statements for 2004, 2003 and 2002, the interim consolidated financial statements for all quarters in 2004 and 2003, the interim consolidated financial statements for the first and second quarters of 2005, as well as adjustments, including audit adjustments, to the 2005 third quarter interim consolidated financial statements and the 2005 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of substantially all accounts and disclosures that would result in a material misstatement to U.S. Cellular’s interim or annual consolidated financial statements that would not be prevented or detected.

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

•      Financial Infrastructure – In late 2005, the Finance Leadership Team, consisting of key finance leaders from each of TDS’s business units and Corporate headquarters, commenced a Financial Infrastructure initiative. This multi-year initiative is focused on longer-term improvements in key financial processes and support systems, with an emphasis on simplification of the financial reporting structure, automation, preventive controls versus detective controls, and system-based controls versus manual controls.

•      Income Tax Accounting – TDS provides shared services to U.S. Cellular including assistance with accounting for income taxes. TDS has engaged external tax advisors to assist in enhancing controls with respect to monitoring the difference between the income tax basis and financial reporting basis of assets and liabilities and reconciling the difference to the deferred income tax asset and liability balances. The scope of this project encompasses controls over income taxes on a TDS enterprise-wide basis, including U.S. Cellular. In addition, TDS is in the process of implementing tax provision software which it believes will enhance its internal controls related to income taxes on a TDS enterprise-wide basis, including U.S. Cellular.

•      Leases – In 2005, U.S. Cellular began implementation of a new real estate management system.  Implementation of additional system functionality and related supporting processes and procedures in 2006 will enhance controls related to the administration, accounting and reporting for leases, including controls related to the accuracy, completeness and disclosure of future minimum rental payments and the calculation of straight-line rent expense.

Changes in Internal Control Over Financial Reporting

There were no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect U.S. Cellular’s internal control over financial reporting. As discussed herein, U.S. Cellular has made or intends to make material changes to internal control over financial reporting in order to remediate the material weaknesses discussed above.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2005, which could materially affect U.S. Cellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2005, may not be the only risks facing U.S. Cellular.  Additional unidentified or unrecognized risks and uncertainties may materially adversely affect U.S. Cellular’s business, financial condition and/or operating results. Subject to the foregoing, U.S. Cellular has not identified for disclosure any material changes to the risk factors as previously disclosed in U.S. Cellular’s Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the quarter covered by this Form 10-Q.

U.S. CELLULAR PURCHASES OF COMMON SHARES

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – 31, 2006	—	$—	—	163,191
February 1 – 28, 2006	—	—	—	163,495
March 1 – 31, 2006	—	—	—	164,150
Total for or as of end of the quarter ended 3/31/06	—	$—	—	164,150

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

ii.     The share amount originally approved was up to 1% of the number of outstanding Common Shares of U.S. Cellular not held by TDS or any affiliate thereof in any three-month period. As of March 31, 2006, this would permit U.S. Cellular to acquire up to 164,150 Common Shares in a three-month period based on the number of unaffiliated Common Shares outstanding on such date, less the number of shares purchased within three months prior to any specific purchase.

iii.    There is no expiration date for the program.

iv.    No Common Share repurchase program has expired during the first quarter of 2006.

v.     U.S. Cellular has not determined to terminate the foregoing Common Share repurchase program prior to expiration, or to cease making further purchases thereunder, during the first quarter of 2006.

Item 5.  Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 - Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular has borrowed $85.0 million under its Revolving Credit Facility as of March 31, 2006.  The borrowings occurred throughout the first quarter of 2006.  U.S. Cellular anticipates repaying the amounts with future cash flows from operating activities or long-term debt financing.  As of March 31, 2006, the notes range in maturity dates from two days to 30 days and bear interest at rates ranging from 5.40% to 5.46%.  The notes can be renewed when they come due based on the London InterBank Offered Rate (“LIBOR”) plus a contractual spread – 60 basis points at March 31, 2006.  The notes were used primarily to fund the general obligations of U.S. Cellular.

The foregoing description is qualified by reference to the description of the Revolving Credit Facility under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 9, 2004, and a copy of the Revolving Credit Facility, which is included as Exhibit 4.1 of U.S. Cellular’s Current Report on such Form 8-K dated December 9, 2004 and is incorporated by reference herein.

Item 6.  Exhibits

Exhibit 11 - Statement regarding computation of per share earnings is included herein as Note 5 to the financial statements.

Exhibit 12 - Statement regarding computation of ratios.

Exhibit 31.1 - Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in U.S. Cellular’s Form 10-K for the year ended December 31, 2005.  Reference is made to U.S. Cellular’s Form 10-K for the year ended December 31, 2005 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date: August 25, 2006	/s/ John E. Rooney
John E. Rooney
President and
Chief Executive Officer

Date: August 25, 2006	/s/ Kenneth R. Meyers
Kenneth R. Meyers
Executive Vice President-Finance,
Chief Financial Officer and Treasurer

Date: August 25, 2006	/s/ Steven T. Campbell
Steven T. Campbell
Vice President and Controller
(Principal Accounting Officer)

Signature page for the U.S. Cellular 2006 First Quarter Form 10-Q