Form 10-Q
period 2006-06-30
UNITED STATES CELLULAR CORP
filed 2006-10-10
CIK 821130

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to_____________________

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

Yes   Ö    No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer   Ö     Accelerated filer    Accelerated filer                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No   Ö

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2006
Common Shares, $1 par value	54,197,834 Shares
Series A Common Shares, $1 par value	33,005,877 Shares

UNITED STATES CELLULAR CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2006

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$791,272	$691,746	$1,561,354	$1,363,385
Equipment sales	54,432	50,219	121,586	89,651
Total Operating Revenues	845,704	741,965	1,682,940	1,453,036
OPERATING EXPENSES
System operations (excluding Depreciation, amortization and accretion shown separately below)	150,555	147,238	305,410	285,709
Cost of equipment sold	133,416	116,811	276,732	244,059
Selling, general and administrative (including charges from affiliates of $25.3 million and $21.8 million for the three month period ended June 30, 2006 and 2005, respectively, and $49.6 million and $41.2 million for the six month period ended 2006 and 2005, respectively)	342,162	284,209	667,780	562,539
Depreciation, amortization and accretion	140,018	126,784	281,744	254,277
Total Operating Expenses	766,151	675,042	1,531,666	1,346,584

OPERATING INCOME	79,553	66,923	151,274	106,452

INVESTMENT AND OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated entities	21,957	17,825	41,440	32,265
Interest and dividend income	9,807	4,347	10,395	6,372
Gain on investments	—	—	—	551
Interest expense	(23,007)	(21,444)	(46,215)	(42,182)
Other income, net	(140)	(71)	62	155
Total Investment and Other Income (Expense)	8,617	657	5,682	(2,839)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	88,170	67,580	156,956	103,613
Income tax expense	34,301	27,040	61,950	40,974

INCOME BEFORE MINORITY INTEREST	53,869	40,540	95,006	62,639
Minority share of income	(2,783)	(2,463)	(6,428)	(4,997)

NET INCOME	$51,086	$38,077	$88,578	$57,642

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	87,281	86,708	87,247	86,558
BASIC EARNINGS PER SHARE (Note 5)	$0.59	$0.44	$1.02	$0.67

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	88,083	87,375	87,994	87,257
DILUTED EARNINGS PER SHARE (Note 5)	$0.58	$0.44	$1.01	$0.66

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$88,578	$57,642
Add (deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	281,744	254,277
Bad debts expense	23,089	14,296
Deferred income taxes, net	(1,420)	34,819
Equity in earnings of unconsolidated entities	(41,440)	(32,265)
Distributions from unconsolidated entities	37,176	27,956
Minority share of income	6,428	4,997
Gain on investments	—	(551)
Stock-based compensation expense	8,936	3,533
Noncash interest expense	890	890
Changes in assets and liabilities from operations
Change in accounts receivable	(51,819)	(22,444)
Change in inventory	10,770	21,791
Change in accounts payable	(33,462)	(44,643)
Change in customer deposits and deferred revenues	2,551	4,737
Change in accrued taxes	6,416	10,871
Change in accrued interest	749	(123)
Change in other assets and liabilities	(14,413)	(8,559)
	324,773	327,224

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(273,156)	(256,557)
Cash received from divestitures	—	551
Cash paid for acquisitions	(18,546)	(126,033)
Other investing activities	(3,083)	(1,358)
	(294,785)	(383,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	195,000	310,000
Repayment of notes payable	(225,000)	(290,000)
Common shares reissued	3,856	14,012
Capital (distributions) to minority partners	(11,220)	(1,060)
Other financing activities	342	(196)
	(37,022)	32,756

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,034)	(23,417)

CASH AND CASH EQUIVALENTS-
Beginning of period	29,003	41,062
End of period	$21,969	$17,645

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

Unaudited

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$21,969	$29,003
Accounts receivable
Customers, less allowance of $10,494 and $11,410, respectively	295,180	281,896
Roaming	40,102	27,178
Other	61,505	58,436
Marketable equity securities	218,226	—
Inventory	82,239	92,748
Prepaid expenses	43,082	31,026
Deferred income tax asset	—	8,218
Other current assets	21,418	15,145
	783,721	543,650
INVESTMENTS
Licenses	1,367,569	1,362,263
Goodwill	475,925	471,617
Customer lists, net of accumulated amortization of $49,190 and $42,947, respectively	45,117	49,318
Marketable equity securities	4,076	225,387
Investments in unconsolidated entities	174,896	170,337
Notes and interest receivable	4,847	4,707
	2,072,430	2,283,629
PROPERTY, PLANT AND EQUIPMENT
In service and under construction	4,901,700	4,653,292
Less accumulated depreciation	2,311,957	2,076,528
	2,589,743	2,576,764

OTHER ASSETS AND DEFERRED CHARGES	30,125	29,985

TOTAL ASSETS	$5,476,019	$5,434,028

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unaudited

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
CURRENT LIABILITIES
Forward contracts	$159,856	$—
Notes payable	105,000	135,000
Accounts payable
Affiliated	10,881	7,239
Trade	261,827	298,397
Customer deposits and deferred revenues	109,294	106,180
Accrued taxes	49,663	38,627
Accrued compensation	35,757	42,865
Derivative liability	21,925	—
Deferred income tax liability	43,015	—
Other current liabilities	39,410	25,952
	836,628	654,260

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	603,283	660,667
Derivative liability	—	25,818
Asset retirement obligation	98,319	90,224
Other deferred liabilities and credits	51,074	44,636
	752,676	821,345

LONG-TERM DEBT
Long-term debt	1,001,612	1,001,385
Forward contracts	—	159,856
	1,001,612	1,161,241

COMMITMENTS AND CONTINGENCIES (SEE NOTE 18)

MINORITY INTEREST	41,650	46,442

COMMON SHAREHOLDERS’ EQUITY
Common Shares, par value $1 per share; authorized 140,000,000 shares; issued 55,045,685 shares	55,046	55,046
Series A Common Shares, par value $1 per share; authorized 50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006
Capital in excess of par value	1,284,093	1,286,964
Treasury Shares, at cost, 847,851 and 962,863 Common Shares, respectively	(40,594)	(47,088)
Accumulated other comprehensive income	25,457	24,944
Retained earnings	1,486,445	1,397,868
	2,843,453	2,750,740
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,476,019	$5,434,028

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

The consolidated financial statements included herein have been prepared by U.S. Cellular, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, U.S. Cellular believes that the information and disclosures included herein are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2005 (“Form 10-K”).

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of June 30, 2006 and December 31, 2005, the results of operations for the three and six months ended June 30, 2006 and 2005, and the cash flows for the three and six months ended June 30, 2006 and 2005.  The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2.               Summary of Significant Accounting Policies

Change in Accounting Principle — Stock-Based Compensation

U.S. Cellular has established the following stock-based compensation plans: a long-term incentive plan, an employee stock purchase plan and a non-employee director compensation plan. Also, U.S. Cellular employees are also eligible to participate in the Telephone and Data Systems, Inc. (TDS) employee stock purchase plan; TDS is U.S. Cellular’s parent organization. These plans are described more fully in Note 3 - Stock-Based Compensation. Prior to January 1, 2006, U.S. Cellular accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. Total stock-based employee compensation cost recognized in the Consolidated Statements of Operations under APB 25 was $2.4 million and $3.5 million for the three and six months ended June 30, 2005, respectively, primarily for restricted stock unit and deferred compensation stock unit awards. No compensation cost was recognized in the Consolidated Statements of Operations under APB 25 for stock option awards for the three and six months ended June 30, 2005, because all outstanding options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  The employee stock purchase plans qualified as non-compensatory plans under APB 25; therefore, no compensation cost was recognized for these plans during the three and six months ended June 30, 2005.

Effective January 1, 2006, U.S. Cellular adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. In addition, U.S. Cellular applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”), issued by the SEC in March 2005 in its adoption of SFAS 123(R).  Under the modified prospective transition method, compensation cost recognized during the three and six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

Under SFAS 123(R), the long-term incentive plan is considered a compensatory plan; therefore, recognition of compensation cost for grants made under this plan is required.

Under SFAS 123(R), the employee stock purchase plan is considered a compensatory plan; therefore, recognition of compensation cost for grants made under this plan is required. However, due to restrictions on activity under this plan that were in place during the six months ended June 30, 2006, no compensation cost was recognized during this period.

Upon adoption of SFAS 123(R), U.S. Cellular elected to continue to value its share-based payment transactions using a Black-Scholes valuation model, which was previously used by U.S. Cellular for purposes of preparing the pro forma disclosures under SFAS 123. Under the provisions of SFAS 123(R), stock-based compensation cost recognized during the period is based on the portion of the share-based payment awards that is ultimately expected to vest. Accordingly, stock-based compensation cost recognized in 2006 has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on historical experience related to similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. U.S. Cellular believes that its historical experience is the best estimate of future expected life. In U.S. Cellular’s pro forma information required under SFAS 123, U.S. Cellular also reduced stock-based compensation cost for estimated forfeitures. The expected life assumption was determined based on U.S. Cellular’s historical experience. For purposes of both SFAS 123 and SFAS 123(R), the expected volatility assumption was based on the historical volatility of U.S. Cellular’s common stock. The dividend yield assumption was zero because U.S. Cellular has never paid a dividend and has expressed its intention to retain all future earnings in the business. The risk-free interest rate assumption was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the stock options.

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

Certain employees were eligible for retirement at the time that compensatory stock options were granted. Under the terms of the U.S. Cellular option agreements, options granted to these individuals will fully vest upon their retirement if they have reached the age of 65. Similarly, under the terms of U.S. Cellular’s restricted stock unit agreements, restricted stock units vest upon retirement if the employee has reached the age of 65. Prior to the adoption of SFAS 123(R), U.S. Cellular used the “nominal vesting method” to recognize the pro forma stock-based compensation cost related to options and restricted stock units awarded to retirement-eligible employees. This method does not take into account the effect of early vesting due to the retirement of eligible employees.  Upon adoption of SFAS 123(R), U.S. Cellular adopted the “non-substantive vesting method”, which requires recognition of the cost of options and restricted stock units granted to retirement-eligible employees over the period from the date of grant to the date such employees reach age 65.  If the non-substantive vesting method had been applied in prior periods, the effect on previously disclosed pro forma stock-based compensation cost would not have been material.

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

Pension Plan

U.S. Cellular participates in a qualified noncontributory defined contribution pension plan sponsored by TDS.  The plan provides pension benefits for the employees of U.S. Cellular and its subsidiaries.  Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently.  Pension costs were $2.5 million and $4.3 million for the three and six months ended June 30, 2006, respectively, and for $1.7 million and $3.5 million for the three and six months ended June 30, 2005, respectively.

Recent Accounting Pronouncements

The Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), in September 2006. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB 108 is effective for U.S. Cellular’s opening balance sheet in 2007. U.S. Cellular is currently evaluating the impact this Bulletin might have on its financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is to be effective for U.S. Cellular’s financial statements issued in 2008; however, earlier application is encouraged. U.S. Cellular is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

Also in September 2006, the FASB released Statement of Financial Accounting Standards No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The recognition and disclosure provisions of SFAS 158 will be required to be adopted for U.S. Cellular as of December 31, 2006.  U.S. Cellular is currently reviewing the requirements of SFAS 158 to determine the impact on its financial position or results of operations.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), was issued in July 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The interpretation prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  U.S. Cellular is currently reviewing the requirements of FIN 48 to determine the impact on its financial position or results of operations.

3.               Stock-Based Compensation

Stock-Based Compensation Plans

U.S. Cellular has established the following stock-based compensation plans: a long-term incentive plan, an employee stock purchase plan, and a non-employee director compensation plan.

Under the U.S. Cellular 2005 Long-Term Incentive Plan, U.S. Cellular may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units, and deferred compensation stock unit awards to key employees. At June 30, 2006, the only types of awards outstanding are fixed non-qualified stock options, restricted stock units and deferred compensation stock units.

At June 30, 2006, U.S. Cellular had reserved 5,403,000 Common Shares for equity awards granted and to be granted under the long-term incentive plan, and also had reserved 110,000 Common Shares for issuance to employees under an employee stock purchase plan. The maximum number of U.S. Cellular Common Shares that may be issued to employees under all stock-based compensation plans in effect at June 30, 2006 was 5,513,000 shares.  U.S. Cellular currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan, restricted stock unit awards and deferred compensation stock unit awards.

U.S. Cellular also has created a Non-Employee Director Compensation Plan under which it has reserved 4,900 Common shares of U.S. Cellular stock for issuance as compensation to members of the board of directors who are not employees of U.S. Cellular.

Long-Term Incentive Plan — Stock Options— Stock options granted to key employees are exercisable over a specified period not in excess of ten years.  Stock options generally vest over periods up to four years from the date of grant.  Stock options outstanding at June 30, 2006 expire between 2006 and 2016.  However, vested stock options typically expire 30 days after the effective date of an employee’s termination of employment for reasons other than retirement.  Employees who leave at the age of retirement have 90 days (or one year if they satisfy certain requirements) within which to exercise their vested stock options. The exercise price of the option generally equals the market value of U.S. Cellular Common Shares on the date of grant.

U.S. Cellular granted 551,000 and 16,000 stock options during the three months ended June 30, 2006 and June 30, 2005, respectively. U.S. Cellular granted 551,000 and 757,000 stock options during the six months ended June 30, 2006 and June 30, 2005, respectively.  U.S. Cellular estimates the fair value of stock options granted using the Black-Scholes valuation model. The fair value is then recognized as compensation cost on a straight-line basis over the requisite service period, which is generally the vesting period, for each separately vesting portion of the awards as if the awards were, in-substance, multiple awards, which is the same attribution method that was used by U.S. Cellular for purposes of its pro forma disclosures under SFAS 123. U.S. Cellular used the assumptions shown in the table below in valuing the options granted in 2006:

Expected Life	3.0 years
Expected Volatility	25.2%
Dividend Yield	0.0%
Risk-free Interest Rate	4.7%
Estimated Annual Forfeiture Rate	4.4%

A summary of U.S. Cellular stock options outstanding (vested and nonvested) at June 30, 2006 and changes during the six months then ended is presented in the table below:

		Weighted	Weighted Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Options	Prices	Term	Intrinsic Value
Outstanding at December 31, 2005
(877,000 exercisable)	2,701,000	$38.80	7.5 years	$58,871,000
Granted	551,000	59.46		629,000
Exercised	107,000	34.51		2,259,000
Forfeited	29,000	39.60		615,000
Expired	1,000	32.23		34,000
Outstanding at June 30, 2006
(1,528,000 exercisable)	3,115,000	$42.61	7.6 years	$56,044,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between U.S. Cellular’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount will change in future periods based on the market price of U.S. Cellular’s stock. U.S. Cellular received $0 and $3.7 million in cash from the exercise of stock options during the three and six months ended June 30, 2006.

A summary of U.S. Cellular nonvested stock options at June 30, 2006 and changes during the six months then ended is presented in the table that follows:

		Weighted Average
	Number of	Fair Values of
	Stock Options	Stock Options
Nonvested at December 31, 2005	1,824,000	$14.19
Granted	551,000	14.06
Vested	761,000	14.47
Forfeited	26,000	14.22
Nonvested at June 30, 2006	1,588,000	14.01

Long-Term Incentive Plan — Restricted Stock Units—U.S. Cellular grants restricted stock unit awards to key employees, which generally vest after three years.

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

A summary of U.S. Cellular nonvested restricted stock units at June 30, 2006 and changes during the six months then ended is presented in the tables that follow:

Liability Classified Awards

		Weighted Average
		Grant-Date
	Number of	Fair Values of
	Restricted Stock Units	Restricted Stock Units
Nonvested at December 31, 2005	193,000	$30.71
Granted	3,000	59.43
Vested	108,000	23.73
Forfeited	1,000	33.96
Nonvested at June 30, 2006	87,000	$40.36

Equity Classified Awards

		Weighted Average
		Grant-Date
	Number of	Fair Values of
	Restricted Stock Units	Restricted Stock Units
Nonvested at December 31, 2005	189,000	$45.63
Granted	125,000	59.43
Vested	—	—
Forfeited	5,000	45.63
Nonvested at June 30, 2006	309,000	$51.21

Long-Term Incentive Plan—Deferred Compensation Stock Units—Certain U.S. Cellular employees may elect to defer receipt of all or a portion of their annual bonuses and to receive a company matching contribution on the amount deferred. All bonus compensation that is deferred by employees electing to participate is immediately vested and is deemed to be invested in U.S. Cellular Common Share stock units. Upon vesting and distribution of such stock units, participants will receive U.S. Cellular Common Shares. The amount of U.S. Cellular’s matching contribution depends on the portion of the annual bonus that is deferred. Participants receive a 25% match for amounts deferred up to 50% of their total annual bonus and a 33% match for amounts that exceed 50% of their total annual bonus; such matching contributions also are deemed to be invested in U.S. Cellular Common Share stock units. The matching contribution stock units vest ratably at a rate of one-third per year over three years. Upon vesting and distribution of such matching contribution stock units, participants will receive U.S. Cellular Common Shares.

U.S. Cellular estimates the fair value of deferred compensation matching contribution stock units based on the closing market price of U.S. Cellular Common Shares on the date of match. The fair value of such matching contribution stock units is then recognized as compensation cost on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

A summary of U.S. Cellular nonvested deferred compensation stock units at June 30, 2006 and changes during the six months ended is presented in the table below:

		Weighted Average
	Number of	Fair Values
	Stock Units	of Stock Units
Nonvested at December 31, 2005	7,700	$41.08
Granted	1,700	56.71
Vested	3,700	37.31
Forfeited	—	—
Nonvested at June 30, 2006	5,700	$45.48

Employee Stock Purchase Plan—Under the 2003 Employee Stock Purchase Plan, eligible employees of U.S. Cellular and its subsidiaries may purchase a limited number of U.S. Cellular Common Shares on a quarterly basis. U.S. Cellular had reserved 110,000 Common Shares at June 30, 2006 for issuance under this plan.  The plan became effective on April 1, 2003 and will terminate on December 31, 2008. U.S. Cellular employees are also eligible to participate in the TDS Employee Stock Purchase Plan. The per share cost to each participant in these plans is 85% of the market value of the Common Shares or Special Common Shares as of the issuance date. Under SFAS 123(R), the employee stock purchase plans are considered compensatory plans; therefore, recognition of compensation costs for stock issued under these plans is required. Compensation cost is measured as the difference between the cost of the shares to plan participants and the fair market value of the shares on the date of issuance. However, due to restrictions on activity under these plans in place during the three and six months ended June 30, 2006, no compensation expense was recognized during this period for either plan.

Compensation of Non-Employee Directors — U.S. Cellular issued 0 and 40 shares under its Non-Employee Director Compensation Plan in the three and six months ended June 30, 2006.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized during the three months and six months ended June 30, 2006:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(Dollars in thousands)
Stock option awards	$2,939	$5,931
Restricted stock unit awards	1,575	3,663
Deferred compensation matching stock unit awards	(1,382)	(660)
Awards under non-employee director compensation plan	—	2
Awards under employee stock purchase plan	—	—
Total stock-based compensation, before income taxes	3,132	8,936
Income tax benefit	(1,226)	(3,540)
Total stock-based compensation expense, net of income taxes	$1,906	$5,396

All stock-based compensation expense recognized during the three and six months ended June 30, 2006 was recorded in Selling, general and administrative expense.

As a result of adopting SFAS 123(R) on January 1, 2006, U.S. Cellular’s income before income taxes for the three and six months ended June 30, 2006 was $2.9 million and $5.9 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Similarly, as a result of adopting SFAS 123(R) on January 1, 2006, U.S. Cellular’s net income for the three and six months ended June 30, 2006 was $1.8 million and $3.6 million lower, basic earnings per share for the three and six months ended June 30, 2006 was $0.02 and $0.04 lower, and diluted earnings per share for the three and six months ended June 30, 2006 was $0.02 and $0.04 lower, respectively, than if U.S. Cellular had continued to account for stock-based compensation expense under APB 25.

For comparison, the following table illustrates the pro forma effect on net income and earnings per share had U.S. Cellular applied the fair value recognition provisions of SFAS 123(R) to its stock-based employee compensation plans for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Dollars in thousands, except per share amounts)
Net income, as reported	$38,077	$57,642
Add: Stock-based compensation expense included in reported net income, net of related tax effects and minority interest	1,429	2,138
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects and minority interest	(4,426)	(7,058)
Pro forma net income	$35,080	$52,722

Earnings per share:
Basic—as reported	$0.44	$0.67
Basic—pro forma	0.41	0.61
Diluted—as reported	0.44	0.66
Diluted—pro forma	$0.41	$0.60

At June 30, 2006, unrecognized compensation cost for all U.S. Cellular stock-based compensation awards was $22.0 million. The unrecognized compensation cost for stock-based compensation awards at June 30, 2006 is expected to be recognized over a weighted average period of 1.0 years.

Prior to the adoption of SFAS 123(R), U.S. Cellular presented all tax benefits resulting from tax deductions associated with the exercise of stock options by employees as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS 123(R) requires that “excess tax benefits” be classified as cash flows from financing activities in the Consolidated Statements of Cash Flows.  For this purpose, the excess tax benefits are tax benefits related to the difference between the total tax deduction associated with the exercise of stock options by employees and the amount of compensation cost recognized for those options.  For the six months ended June 30, 2006, excess tax benefits of $0.3 million were included in cash flows from financing activities in the Consolidated Statements of Cash Flows pursuant to this requirement of SFAS 123(R).

4.               Income Taxes

The following table summarizes the effective income tax rates in each of the periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Effective Tax Rate From
Operations excluding gain on sale of assets	38.9%	40.0%	39.5%	39.6%
Gain on sale of assets	—	—	—	37.5%
Income before income taxes and minority interest	38.9%	40.0%	39.5%	39.5%

In June of 2006, the Internal Revenue Service commenced its audit of the 2002 — 2004 consolidated federal tax returns of TDS and subsidiaries. U.S. Cellular is included in the TDS consolidated federal tax return. The audit is in its preliminary stages.

5.               Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities included in diluted earnings per share represent incremental shares issuable upon exercise of outstanding stock options.

The net income amounts used in computing earnings per share and the effects on the weighted average number of common shares and earnings per share of potentially dilutive stock options are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars and shares in thousands, except earnings per share)
Net income	$51,086	$38,077	$88,578	$57,642

Weighted average number of common shares used in basic earnings per share	87,281	86,708	87,247	86,558
Effect of dilutive stock options (1)	802	667	747	699

Weighted average number of common shares used in diluted earnings per share	88,083	87,375	87,994	87,257

Basic Earnings per Share	$0.59	$0.44	$1.02	$0.67

Diluted Earnings per Share	$0.58	$0.44	$1.01	$0.66

(1)          Stock options convertible into 144,244 and 712,909 Common Shares were not included in computing diluted earnings per share in the three and six months ended June 30, 2006, because their effects were antidilutive. Stock options convertible into 185,010 Common Shares were not included in computing diluted earnings per share in the three and six months ended June 30, 2005 because their effects were antidilutive.

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

Information regarding U.S. Cellular’s marketable equity securities is summarized below.

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Marketable Equity Securities — Current Assets
Vodafone Group Plc
10,245,370 and 0 American Depositary Receipts, respectively(1)	$218,226	$—

Marketable Equity Securities — Investments
Vodafone Group Plc
0 and 10,245,370 American Depositary Receipts, respectively(1)	—	219,968
Rural Cellular Corporation
370,882 Common Shares	4,076	5,419
Total aggregate fair value	222,302	225,387
Accounting cost basis	160,161	160,161
Gross unrealized holding gains	62,141	65,226
Deferred income tax liability	(22,806)	(23,939)
Net unrealized holding gains	39,335	41,287
Derivatives net of tax	(13,878)	(16,343)
Accumulated other comprehensive income	$25,457	$24,944

(1)          See Note 20 — Subsequent Events for a discussion of the Share Consolidation and Special Distribution related to the Vodafone ADRs that was effected on July 28, 2006. As a result of the Share Consolidation, the aggregate number of shares underlying ADRs was reduced from 10,245,370 to 8,964,698.

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

The forward contracts related to the Vodafone ADRs mature in May 2007. Accordingly, the Vodafone ADRs are classified as Current Assets and the related forward contracts and derivative liability are classified as Current Liabilities in the Consolidated Balance Sheets at June 30, 2006.

See Note 13 — Long-Term Debt and Forward Contracts for additional information related to U.S. Cellular’s forward contracts.

7.               Licenses and Goodwill

U.S. Cellular has substantial amounts of licenses and goodwill as a result of the acquisition of wireless markets. Changes in licenses and goodwill result primarily from acquisitions, divestitures and impairments.

A summary of activity in goodwill for the six months ended June 30, 2006 and 2005 is provided below:

	June 30, 2006	June 30, 2005
	(Dollars in thousands)
Goodwill
Balance, beginning of period	$471,617	$445,212
Acquisitions	3,990	150
Other adjustments	318	(10)
Balance, end of period	$475,925	$445,352

See Note 16 — Acquisitions, Divestitures and Exchanges below for additional information related to transactions which affected licenses and goodwill.

Licenses and goodwill must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. U.S. Cellular performs the annual impairment review on licenses and goodwill during the second quarter of its fiscal year. Accordingly, the annual impairment tests for licenses and goodwill for 2006 and 2005 were performed in the second quarter of 2006 and 2005. Such impairment tests indicated that there was not impairment of licenses or goodwill in 2006 or 2005.

8.               Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a minority interest.  These investments are accounted for using either the equity or cost method.

U.S. Cellular’s significant investments in unconsolidated entities include the following:

	June 30, 2006	June 30, 2005
Los Angeles SMSA Limited Partnership	5.5%	5.5%
Midwest Wireless Communications, L.L.C. (1)	14.2%	14.2%
North Carolina RSA 1 Partnership	50.0%	50.0%
Oklahoma City SMSA Limited Partnership	14.6%	14.6%

(1)          In addition, as of June 30, 2006, U.S. Cellular owned a 49% interest in an entity which owns approximately a 2.9% interest in Midwest Wireless Holdings, L.L.C., the parent company of Midwest Wireless Communications, L.L.C.   See Note 20- Subsequent Events, for information about the disposition of this interest.

Based primarily on data furnished to U.S. Cellular by third parties, the following summarizes the combined results of operations of U.S. Cellular’s equity method investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Results of Operations
Revenues	$1,019,000	$824,000	$2,006,000	$1,604,000
Operating expenses	698,000	572,000	1,381,000	1,114,000
Operating income	321,000	252,000	625,000	490,000
Other income (expense), net (1)	15,000	7,000	23,000	15,000
Net Income	$336,000	$259,000	$648,000	$505,000

(1)          Includes income tax related to small corporations.

See Note 20 — Subsequent Events for additional information related to U.S. Cellular’s investment in Midwest Wireless Communications, L.L.C.

9.               Customer Lists

Customer lists acquired in connection with purchases and exchanges of wireless markets are being amortized based on average customer retention periods using the declining balance method.  The acquisition of certain minority interests in the six months ended June 30, 2006 and 2005 added $2.0 million and $0.6 million, respectively, to the gross balance of customer lists.  Customer list amortization expense was $3.2 million and $6.2 million for the three and six months ended June 30, 2006, respectively, and $2.3 and $4.6 million for the three and six months ended June 30, 2005, respectively.  Amortization expense for the remainder of 2006 and for the years 2007-2011 is expected to be $5.8 million, $9.0 million, $6.7 million, $5.1 million, $3.5 million and $2.8 million, respectively.

10.         Property, Plant and Equipment

In accordance with FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, U.S. Cellular reviews its long-lived assets, including property, plant and equipment, for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. U.S. Cellular performed impairment tests of property, plant and equipment during the second quarter of 2006 and the second quarter of 2005.  Such impairment tests indicated that there was no impairment of property, plant and equipment in 2006 or 2005.

11.         Revolving Credit Facility

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes.  At June 30, 2006, outstanding borrowings and letters of credit were $105.0 million and $0.5 million, respectively, leaving $594.5 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating. U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months. At June 30, 2006, the one month LIBOR was 5.33% and the contractual spread was 60 basis points.  If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 8.25% at June 30, 2006).  This credit facility expires in December 2009.

U.S. Cellular’s interest cost on its revolving credit facility would increase if its current credit ratings from either Standard & Poor’s or Moody’s were lowered. However, the credit facility would not cease to be available or accelerate solely as a result of a decline in U.S. Cellular’s credit rating. A downgrade in U.S. Cellular’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future. At June 30, 2006, U.S. Cellular’s credit ratings are as follows:

Moody’s Investor Service	Baa3	— under review for possible further downgrade
Standard & Poor’s	A-	— on credit watch with negative implications
Fitch	BBB+	— on rating watch negative

The maturity date of U.S. Cellular’s revolving credit facility would accelerate in the event of a change in control. The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and represent certain matters at the time of each borrowing. On November 10, 2005 U.S. Cellular announced that it would restate certain financial statements which caused U.S. Cellular to be late in certain SEC filings. The restatements and late filings resulted in defaults under the revolving credit facility. However, U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios and U.S. Cellular did not fail to make any scheduled payments.  U.S. Cellular received waivers from the lenders associated with the revolving credit facility, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waivers require the Form 10-K for the year ended December 31, 2005 to be filed by August 31, 2006, the Form 10-Q for the quarter ended March 31, 2006 to be filed within 30 days after the filing of the Form 10-K for the year ended December 31, 2005 and the Form 10-Q for the quarter ended June 30, 2006 to be filed within 45 days after the filing of the Form 10-Q for the quarter ended March 31, 2006. The Form 10-K for the year ended December 31, 2005 was filed on July 28, 2006 and the Form 10-Q for the quarter ended March 31, 2006 was filed on August 25, 2006. On October 6, 2006, U.S. Cellular received amended waivers from the lenders associated with the revolving credit facility which extended the date by which the financial statements of U.S. Cellular for the second quarter ended June 30, 2006 are required to be delivered to November 8, 2006.

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

The table below summarizes the changes in asset retirement obligations during the six months ended June 30, 2006 and 2005.

	June 30, 2006	June 30, 2005
	(Dollars in thousands)
Beginning balance	$90,224	$72,575
Additional liabilities accrued	3,414	3,223
Acquisition of assets	1,237	—
Disposition of assets (1)	(37)	—
Accretion expense	3,481	2,282
Ending balance	$98,319	$78,080

(1)          Represents the asset retirement obligation related to the decommission of 4 cell sites.

13.         Long-Term Debt and Forward Contracts

There were no significant changes in long-term debt during the three months ended June 30, 2006.

The late filing of U.S. Cellular’s Form 10-K for the year ended December 31, 2005 and Forms 10-Q for the quarters ended March 31, 2006 and June 30, 2006 and the failure to deliver such Forms 10-K and 10-Q to the trustee of the U.S. Cellular debt indenture on a timely basis, resulted in non-compliance under such debt indenture. However, this non-compliance did not result in an event of default or a default. U.S. Cellular believes that non-compliance was cured upon the filing of its Form 10-K for the year ended December 31, 2005 and its Forms 10-Q for the quarters ended March 31, 2006 and June 30, 2006. U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indenture.

Except as noted above, U.S. Cellular believes it was in compliance as of June 30, 2006 with all covenants and other requirements set forth in its long-term debt indentures. Such indenture does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.

Forward Contracts

U.S. Cellular has forward contracts related to its 10,245,370 Vodafone Group Plc American Depositary Receipts. The Vodafone securities are pledged as collateral for the forward contracts.  See Note 20 - Subsequent Events for additional information related to U.S. Cellular’s investment in Vodafone ADRs.

The $159.9 million principal amount of the forward contracts is accounted for as a loan. The collar portions of the forward contracts are accounted for as derivative instruments. Because the forward contracts mature in May 2007, the associated debt and derivative liability balances are classified as Current Liabilities at June 30, 2006. The forward contracts require quarterly interest payments at the LIBOR rate plus 50 basis points (the three-month LIBOR rate was 5.48% at June 30, 2006).

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

Under the terms of the forward contracts, a subsidiary of U.S. Cellular continues to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts, at U.S. Cellular’s option, may be settled in shares of the security or in cash, pursuant to formulas that “collar” the price of the shares. The collars effectively reduce U.S. Cellular’s downside limit and upside potential on the contracted shares. The collars are typically adjusted for any changes in dividends on the contracted shares. If the dividend increases, the collar’s upside potential is typically reduced. If the dividend decreases, the collar’s upside potential is typically increased. If U.S. Cellular elects to settle in shares, it will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities and the net amount realized through maturity. If U.S. Cellular elects to settle in cash, it will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula. U.S. Cellular has provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid by its subsidiary upon settlement of the contracts.

U.S. Cellular is required to comply with certain covenants under the forward contracts.  On November 10, 2005, U.S. Cellular announced that it would restate certain financial statements which caused U.S. Cellular to be late in certain SEC filings. The restatements and late filings resulted in defaults under one of the forward contracts.  However, U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios and U.S. Cellular did not fail to make any scheduled payments.  U.S. Cellular received a waiver from the counterparty associated with the forward contract, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waiver requires the Form 10-K for the year ended December 31, 2005 to be filed by August 31, 2006, the Form 10-Q for the quarter ended March 31, 2006 to be filed within 30 days after the filing of the Form 10-K for the year ended December 31, 2005 and the Form 10-Q for the quarter ended June 30, 2006 to be filed within 45 days after the filing of the Form 10-Q for the quarter ended March 31, 2006.  The Form 10-K for the year ended December 31, 2005 was filed on July 28, 2006 and the Form 10-Q for the quarterly period ended March 31, 2006 was filed on August 25, 2006. On October 6, 2006, U.S. Cellular received an amended waiver from the counterparty to the forward contract which extended the date by which the financial statements of U.S. Cellular for the second quarter ended June 30, 2006 are required to be delivered to November 8, 2006.

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

The settlement value of U.S. Cellular’s mandatorily redeemable minority interests was estimated to be $166.6 million at June 30, 2006. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and L.L.C.s on June 30, 2006, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FASB Staff Position (“FSP”) No. FAS 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests”. U.S. Cellular has no current plans or intentions to liquidate any of the finite-lived partnerships or L.L.C.s prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and L.L.C.s at June 30, 2006 was $38.2 million and is included in the Consolidated Balance Sheet caption Minority Interest. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $128.4 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and L.L.C.s. Neither the minority interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements under U.S. GAAP. The estimate of settlement value was based on certain factors and assumptions. A change in those factors and assumptions could result in a materially larger or smaller settlement amount.

15.         Common Share Repurchase Program

The Board of Directors of U.S. Cellular has authorized the repurchase of a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans.  No U.S. Cellular Common Shares were repurchased in the first six months of 2006 or 2005.

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

On April 21, 2006, U.S. Cellular purchased the remaining ownership interest in a Tennessee wireless market in which it had previously owned a 16.7% interest for approximately $18.8 million in cash, subject to a working capital adjustment. This acquisition increased investments in licenses, goodwill and customer lists by $5.5 million, $4.0 million and $2.0 million, respectively.

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

Carroll Wireless is in the process of developing its long-term business and financing plans. As of June 30, 2006, U.S. Cellular made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $129.9 million; $129.7 million of this amount is included in Licenses in the Consolidated Balance Sheets. For financial reporting purposes, U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, pursuant to the guidelines of FASB Interpretation No. 46R (“FIN 46R”), as U.S. Cellular anticipates benefiting from or absorbing a majority of Carroll Wireless’ expected gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of $1.4 million of which $0.1 million was provided to Carroll Wireless through June 30, 2006.

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

17.         Accumulated Other Comprehensive Income

The cumulative balances of unrealized gains and losses on marketable equity securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows:

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$41,287	$77,573
Add (deduct):
Unrealized gains (losses) on marketable equity securities	(3,084)	(31,714)
Income tax (expense) benefit	1,132	11,658
Net change in unrealized gains (losses) on marketable equity securities in comprehensive income	(1,952)	(20,056)
Balance, end of period	$39,335	$57,517

Derivative Instruments
Balance, beginning of period	$(16,343)	$(44,770)
Add (deduct):
Unrealized gain on derivative instruments	3,893	24,179
Income tax (expense)	(1,428)	(8,888)
Net change in unrealized gains (losses) on derivative instruments included in comprehensive income	2,465	15,291
Balance, end of period	$(13,878)	$(29,479)

Accumulated Other Comprehensive Income
Balance, beginning of period	$24,944	$32,803
Net change in marketable equity securities	(1,952)	(20,056)
Net change in derivative instruments	2,465	15,291
Net change in unrealized gains (losses) included in comprehensive income	513	(4,765)
Balance, end of period	$25,457	$28,038

18.         Commitments and Contingencies

Contingent obligations, including indemnities, litigation and other possible commitments are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies,” which requires that an estimated loss be recorded if it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accordingly, those contingencies that are deemed to be probable and where the amount of the loss is reasonably estimable are accrued in the financial statements. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been or will be incurred, even if the amount is not estimable. The assessment of contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and financial statement disclosure. The ultimate outcome of contingencies could materially impact the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

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

19.   Related Party Transactions

U.S. Cellular is billed for all services it receives from TDS, pursuant to the terms of various agreements between U.S. Cellular and TDS. The majority of these billings are included in U.S. Cellular’s selling, general and administrative expenses. Some of these agreements were established at a time prior to U.S. Cellular’s initial public offering when TDS owned more than 90% of U.S. Cellular’s outstanding capital stock and may not reflect terms that would be obtainable from an unrelated third party through arm’s-length negotiations. Such billings are based on expenses specifically identified to U.S. Cellular and on allocations of common expenses. Such allocations are based on the relationship of U.S. Cellular’s assets, employees, investment in plant and expenses to the total assets, employees, investment in plant and expenses of TDS. Management believes the method used to allocate common expenses is reasonable and that all expenses and costs applicable to U.S. Cellular are reflected in the accompanying financial statements. Billings to U.S. Cellular from TDS totaled $49.6 million and $41.2 million for the six months ended June 30, 2006 and 2005, respectively and $25.3 million and $21.8 million for the three months ended June 30, 2006 and 2005, respectively.

20.         Subsequent Events

Midwest Wireless

As of June 30, 2006, U.S. Cellular owned approximately 14% of Midwest Wireless Communications, L.L.C., which interest was convertible into an interest of approximately 11% in Midwest Wireless Holdings, L.L.C., a privately-held wireless telecommunications company that controlled Midwest Wireless Communications.  Midwest Wireless Holdings, through subsidiaries, held FCC licenses and operated certain wireless markets in southern Minnesota, northern and eastern Iowa and western Wisconsin.  On November 18, 2005, ALLTEL Corporation (“ALLTEL”) announced that it had entered into a definitive agreement to acquire Midwest Wireless Holdings for $1.075 billion in cash, subject to certain conditions, including approval by the FCC, other governmental authorities and the holders of Midwest Wireless Holdings.  These conditions were satisfied and the closing of this agreement occurred on October 3, 2006.  As a result, U.S. Cellular became entitled to receive approximately $106.0 million in cash in consideration with respect to its interest in Midwest Wireless Communications. Of this amount, $95.1 million was received on October 6, 2006; the remaining balance is being held in reserve and in escrow to secure true-up, indemnification and other adjustments and, subject to such adjustments, will be distributed in installments over a period of four to fifteen months following the closing. In addition, as of June 30, 2006, U.S. Cellular owned 49% of an entity, accounted for under the equity method, which owned approximately 2.9% of Midwest Wireless Holdings.  As a result of the closing of the transaction, this entity will receive cash in consideration for its interest in Midwest Wireless Holdings.  Following that, this entity will be dissolved and U.S. Cellular will be entitled to receive approximately $11.8 million in cash, subject to the previously referenced discussion regarding adjustments and installments.  The net aggregate carrying value of U.S. Cellular’s investments in Midwest Wireless Communications and Midwest Wireless Holdings was approximately $24.4 million at June 30, 2006.

Barat Wireless

U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 66.  Barat Wireless was qualified to receive a 25% discount available to designated entities.  At the conclusion of the auction on September 18, 2006, Barat Wireless was the high bidder with respect to 17 licenses and had bid $127.1 million, net of its designated entity discount.  The balance of Barat Wireless’ payment due for those licenses with respect to which Barat Wireless was the high bidder is approximately $47.2 million and is expected to be due before October 19, 2006.  Although it has no current commitment to do so, U.S. Cellular expects that it will agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.  While the bidding in Auction 66 has ended, the FCC has not yet awarded any of the licenses to winning bidders, nor is there any prescribed timeframe for the FCC to review the qualifications of the various winning bidders and award licenses.

Barat Wireless is in the process of developing its long-term business and financing plans.  As of October 6, 2006, U.S. Cellular made capital contributions and advances to Barat Wireless and/or its general partner of $79.9 million to provide initial funding of Barat Wireless’ participation in Auction 66.  For financial reporting purposes, U.S. Cellular will consolidate Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, pursuant to the guidelines of Financial Accounting Standards Board Interpretation No. 46 (R), “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51,” as U.S. Cellular anticipates benefiting from or absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

Vodafone Special Distribution

At an Extraordinary General Meeting held on July 25, 2006, shareholders of Vodafone approved a Return of Capital (“Special Distribution”) of £0.15 per share (£1.50 per American Depositary Receipt (“ADR”)) and a Share Consolidation under which every 8 ADRs of Vodafone were consolidated into 7 ADRs.

The Share Consolidation was effective July 28, 2006 and the Special Distribution was paid on August 18, 2006.  As a result of the Share Consolidation, U.S. Cellular’s previous 10,245,370 Vodafone ADRs were consolidated into 8,964,698 Vodafone ADRs.  Also, U.S. Cellular received approximately $28.6 million from the Special Distribution.

Pursuant to terms of the Vodafone forward contracts, the Vodafone contract collars were adjusted to reflect the Special Distribution and the Share Consolidation. After adjustment, the collars had downside limits (floor) ranging from $17.22 to $18.37 and upside potentials (ceiling) ranging from $17.22 to $19.11.  In the case of one forward contract, U.S. Cellular made a dividend substitution payment in the amount of $0.2 million to the counterparty in lieu of further adjustments to the collars of such forward contract.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

United States Cellular Corporation (“U.S. Cellular”) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 81.2%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”).

The following discussion and analysis should be read in conjunction with U.S. Cellular’s interim consolidated financial statements included in Item 1 above, and with its audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2005.

SUMMARY OF HOLDINGS

U.S. Cellular owned, or had the right to acquire pursuant to certain agreements, interests in 241 wireless markets at June 30, 2006. A summary of the number of markets U.S. Cellular owned or had rights to acquire as of June 30, 2006 follows:

Number of Markets
Consolidated markets (1)	201
Consolidated markets acquirable pursuant to existing agreements (2)	17
Minority interests accounted for using equity method	18
Minority interests accounted for using cost method	5
Total markets to be owned after completion of pending transactions	241

(1)          Includes majority interests in 190 markets and other interests in 11 licenses acquired through Carroll Wireless, L.P. (“Carroll Wireless”). U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial reporting purposes, pursuant to the guidelines of FASB Interpretation No. 46R, as U.S. Cellular anticipates benefiting from or absorbing a majority of Carroll Wireless’ expected gains or losses.

Carroll Wireless was the winning bidder of 17 wireless licenses in the auction of wireless spectrum designated by the Federal Communications Commission (“FCC”) as Auction 58.  On January 6, 2006, the FCC granted Carroll Wireless applications with respect to 16 of the 17 licenses for which it was the winning bidder and dismissed one application relating to Walla Walla, Washington.  Following the completion of Auction 58, the FCC determined that a portion of the Walla Walla license was already licensed to another party and should not have been included in Auction 58.  In March 2006, Carroll Wireless received a full refund of the amount paid to the FCC with respect to the Walla Walla license. Of the 16 licenses which were granted to Carroll Wireless, 11 licenses represent markets which are incremental to U.S. Cellular’s currently owned or acquirable markets and 5 represent markets in which U.S. Cellular currently owns spectrum. Only license which add incremental territory to U.S. Cellular’s consolidated operating markets are included in the number of consolidated markets so as to avoid duplicate reporting of overlapping markets.

U.S. Cellular’s consolidated markets also include interests acquired in 15 licenses and exclude interests transferred in two licenses pursuant to the exchange transaction with ALLTEL Corporation (“ALLTEL”) that was completed on December 19, 2005.

(2)          U.S. Cellular owns rights to acquire majority interests in 17 wireless licenses resulting from an exchange transaction with AT&T Wireless Services, Inc. (“AT&T Wireless”), now Cingular Wireless LLC (“Cingular”), which closed in August 2003.  Pursuant to the exchange transaction, U.S. Cellular also has rights to acquire 4 additional licenses. However, those 4 additional licenses are in markets where U.S. Cellular currently owns spectrum. Only licenses which add incremental territory to U.S. Cellular’s consolidated operating markets are included in the number of consolidated markets so as to avoid duplicate reporting of overlapping markets.

OVERVIEW

The following is a summary of certain selected information from the complete Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) that follows below. This Overview does not contain all of the information that may be important and, therefore, you should carefully read the entire MD&A and not rely solely on this Overview.

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

U.S. Cellular’s business development strategy is to acquire, develop and operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas.  U.S. Cellular’s operating strategy is to strengthen the geographic areas where it can continue to build long-term operating synergies and to exit those areas where it does not have opportunities to build such synergies.

U.S. Cellular delivered solid results for the six months ended June 30, 2006. Highlights included the following:

•                  Total customers increased 9% year-over-year to 5,704,000 and average monthly service revenue per customer increased 4% to $46.39;

•                  The postpay churn rate was 1.5%, which compares favorably to the industry average;

•                  Total plant and equipment expenditures totaled $273.2 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores and continue the development of U.S. Cellular’s office systems. Total cell sites in service increased 11% to 5,583; and

•                  On April 21, 2006, U.S. Cellular completed the purchase of the remaining majority interest in Tennessee RSA No. 3 Limited Partnership, a wireless market in which it had previously owned a 16.7% interest for approximately $18.8 million in cash.

Service Revenues increased $198.0 million, or 15%, to $1,561.4 million in the six months ended June 30, 2006 from $1,363.4 million in 2005. Revenues from data products and services increased 52.7% to $91.2 million in the first six months of 2006 from $59.7 million in the first six months of 2005 as U.S. Cellular continued to enhance its easyedgeSM products and introduce new offerings such as Speedtalk SM, a push-to-talk service, and Blackberry® handsets and service.

Operating income in the six months ended June 30, 2006 increased $44.8 million, or 42%, to $151.3 million from $106.5 million in 2005.  The increase in Operating Income reflected both higher operating revenues and a higher operating income margin (as a percent of service revenues), which was 9.7% in 2006 compared to 7.8% in 2005. Investment and Other Income (Expense) totaled $5.7 million in 2006 and $(2.8) million in 2005.

Net Income in the six months ended June 30, 2006 increased 54% to $88.6 million compared to $57.6 million in the six months ended June 30, 2005.  Basic Earnings per Share was $1.02 in 2006, which was $0.35 higher than last year and Diluted Earnings per Share was $1.01, which was $0.35 higher than last year. The increases in Net Income and Earnings per Share in 2006 compared to 2005 were attributable to both higher Operating Income and higher Investment and Other Income.

Cash Flows and Investments

U.S. Cellular had cash and cash equivalents totaling $22.0 million and had available borrowing capacity of $594.5 million under its revolving credit facility as of June 30, 2006. Also, during the six months ended June 30, 2006, U.S. Cellular generated cash flows from operating activities of $324.8 million.  U.S. Cellular believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide substantial financial flexibility and are sufficient to permit U.S. Cellular to finance its contractual obligations and anticipated capital expenditures for the foreseeable future. U.S. Cellular continues to seek to maintain a strong balance sheet and an investment grade rating.

U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 66.  Barat Wireless was qualified to receive a 25% discount available to designated entities.  At the conclusion of the auction on September 18, 2006, Barat Wireless was the high bidder with respect to 17 licenses and had bid $127.1 million, net of its designated entity discount.  The balance of Barat Wireless’ payment due for those licenses with respect to which Barat Wireless was the high bidder is approximately $47.2 million and is expected to be due before October 19, 2006.  Although it has no current commitment to do so, U.S. Cellular expects that it will agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.  While the bidding in Auction 66 has ended, the FCC has not yet awarded any of the licenses to winning bidders, nor is there any prescribed timeframe for the FCC to review the qualifications of the various winning bidders and award licenses.

Barat Wireless is in the process of developing its long-term business and financing plans.  As of October 6, 2006, U.S. Cellular made capital contributions and advances of $79.9 million to Barat Wireless and/or its general partner to provide initial funding of Barat Wireless’ participation in Auction 66.  For financial reporting purposes, U.S. Cellular will consolidate Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, pursuant to the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51” (“FIN 46(R)”), as U.S. Cellular anticipates benefiting from or absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

See “Financial Resources” and “Liquidity and Capital Resources.” Also, see Note 20 – Subsequent Events of Notes to Financial Statement included in Item 1 above for information related to cash proceeds received from the sale of Midwest Wireless (approximately $95.1 million) and the Vodafone Special Distribution (approximately $28.6 million).

RESULTS OF OPERATIONS

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	2006	2005
As of June 30, (1a)
Total market population (2)	55,543,000	44,690,000
Customers (3)	5,704,000	5,227,000
Market penetration (4)	10.30%	11.70%
Total full-time equivalent employees	7,458	7,000
Cell sites in service	5,583	5,034
For the Six Months Ended June 30, (1b)
Net customer additions (5)	199,000	276,000
Net retail customer additions (5)	172,000	204,000
Average monthly service revenue per customer (6)	$46.39	$44.52
Postpay churn rate per month (7)	1.5%	1.5%
Sales and marketing cost per gross customer addition (8)	$453	$425

(1a)      Amounts in 2006 include information related to all markets included in U.S. Cellular’s consolidated operations as of June 30, 2006.  Such markets include (i) the market acquired during April 2006, (ii) the 15 markets acquired from ALLTEL in the exchange transaction completed in December 2005 and (iii) the 11 markets granted to Carroll Wireless by the FCC in January 2006 which are incremental to U.S. Cellular’s currently owned or acquirable markets. Such markets exclude the two markets transferred to ALLTEL in the exchange transaction completed in December 2005.  Amounts in 2005 include information related to all markets included in U.S. Cellular’s consolidated operations as of June 30, 2005.  For further information on acquisitions, divestitures and exchanges, see “Summary of Holdings” above.

(1b)     Amounts in 2006 include results from all markets included in U.S. Cellular’s consolidated operations for the period January 1, 2006 through June 30, 2006. Such markets include (i) the market acquired during April 2006, (ii) the 15 markets acquired from ALLTEL in the exchange transaction completed in December 2005 for the period January 1 through June 30, 2006 and (iii) the 11 markets granted to Carroll Wireless by the FCC in January 2006 for the period January 6 through June 30, 2006. Such amounts exclude results from the two markets transferred to ALLTEL in the exchange transaction completed in December 2005.  Amounts in 2005 include results from all markets included in U.S. Cellular’s consolidated operations for the period January 1, 2005 through June 30, 2005.  For further information on acquisitions, divestitures and exchanges, see “Summary of Holdings” above.

(2)            Represents 100% of the population of the markets in which U.S. Cellular had a controlling financial interest for financial reporting purposes as of June 30 of each respective year.

(3)            U.S. Cellular’s customer base consists of the following types of customers:

	June 30,
	2006	2005
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	4,779,000	4,426,000
End user customers acquired through U.S. Cellular’s agreement with a third party (“reseller customers”) *	605,000	539,000
Total postpay customer base	5,384,000	4,965,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	320,000	262,000
Total customers	5,704,000	5,227,000

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

(5)            “Net customer additions” represents the number of net customers added to U.S. Cellular’s overall customer base through all of its marketing distribution channels, excluding any customers transferred through acquisitions, divestitures or exchanges. “Net retail customer additions” represents the number of net customers added to U.S. Cellular’s customer base through its marketing distribution channels, excluding net reseller customers added to its reseller customer base and excluding any customers transferred through acquisitions, divestitures or exchanges. See “Operating Income” below for information related to U.S. Cellular’s estimate of net retail customer additions for the full year 2006.

(6)            Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per unit basis. Variances in this measurement are monitored and compared to variances in expenses on a per unit basis. Average monthly service revenue per customer is calculated as follows:

	Six Months Ended June 30,
	2006	2005

Service Revenues per Consolidated Statements of Operations	$1,561,354	$1,363,385
Divided by average customers during period (000s) *	5,609	5,104
Divided by number of months in each period	6	6
Average monthly service revenue per customer	$46.39	$44.52

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

(7)            Postpay churn rate per month represents the percentage of the postpay customer base that disconnects service each month, including both postpay customers and reseller customers. Reseller customers can disconnect service without the associated account numbers being disconnected from U.S. Cellular’s network if the reseller elects to reuse the customer telephone numbers.  Only those reseller customer numbers that are disconnected from U.S. Cellular’s network are counted in the number of postpay disconnects.  The calculation is performed by first dividing the total number of postpay and reseller customers who disconnect service during the period by the number of months in such period, and then dividing that quotient by the average monthly postpay customer base, which includes both postpay and reseller customers, for such period.

(8)            For a discussion of the components of this calculation, see “Operating expenses — Selling, general and administrative expenses”, below.

Operating Revenues increased $229.9 million, or 16%, to $1,682.9 million in 2006 from $1,453.0 million in 2005.

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Retail service	$1,373,249	$1,204,326
Inbound roaming	74,089	65,188
Long-distance and other service revenues	114,016	93,871
Service Revenues	1,561,354	1,363,385
Equipment sales	121,586	89,651
	$1,682,940	$1,453,036

Service revenues increased $198.0 million, or 15%, to $1,561.4 million in 2006 from $1,363.4 million in 2005. Service revenues primarily consist of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems.  The increase in service revenues was primarily due to growth in the customer base, which increased to 5,704,000 in 2006 from 5,227,000 in 2005, and higher monthly service revenue per customer, which averaged $46.39 in the first six months of 2006 and $44.52 in the first six months of 2005.  See footnote 6 to the table of summarized operating data in “Results of Operations” above for the calculation of average monthly service revenue per customer.

Retail service revenues increased $168.9 million, or 14%, to $1,373.2 million in 2006 from $1,204.3 million in 2005. Growth in U.S. Cellular’s customer base and an increase in average monthly retail service revenue per customer were the primary reasons for the increase in retail service revenues.  Average monthly retail service revenue per customer increased 4% to $40.80 in 2006 from $39.32 in 2005, reflecting growth in average minutes of use per customer and higher revenues from data products and services.

The number of customers increased 9% to 5,704,000 at June 30, 2006, from 5,227,000 at June 30, 2005.   The increase in the average number of customers was primarily driven by the addition of approximately 400,000 net new customers that U.S. Cellular generated from its marketing (including reseller) channels over the last twelve months. U.S. Cellular anticipates that the percentage growth in its customer base will be lower in the future, primarily as a result of increased competition and higher penetration in its markets. However, as U.S. Cellular expands its operations in its recently acquired and launched markets in future years, it anticipates adding customers and revenues in those markets.

Monthly retail minutes of use per customer increased 14% to 691 in 2006 from 606 in 2005. The increase in monthly retail minutes of use was driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. The impact on retail service revenues of the increase in average monthly retail minutes of use was offset in part by a decrease in average revenue per minute of use in 2006 compared to 2005.  The decrease in average revenue per minute of use reflects the effects of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans and the inclusion of features such as unlimited night and weekend minutes and unlimited incoming call minutes in certain pricing plans.  Additionally, the percentage of U.S. Cellular’s customer base represented by prepaid and reseller customers, which generate less revenue per customer on average than postpay customers, increased from 15% at June 30, 2005 to 16% at June, 30 2006. U.S. Cellular anticipates that its average revenue per minute of use will continue to decline in the future, reflecting increased competition and continued penetration of the consumer market.

Revenues from data products and services increased to $91.2 million in 2006 from $59.7 million in 2005 as U.S. Cellular continued to enhance its easyedgeSM products and introduce new offerings such as Speedtalk SM, a push-to-talk service, and Blackberry® handsets and services.

Inbound roaming revenues increased $8.9 million, or 14%, to $74.1 million in 2006 from $65.2 million in 2005.  The increase in revenues was related primarily to an increase in roaming minutes of use, partially offset by a decrease in average inbound roaming revenue per roaming minute of use.  The increase in inbound roaming minutes of use was driven primarily by the overall growth in the number of customers throughout the wireless industry. The decline in roaming revenue per minute of use was due primarily to the general downward trend in negotiated rates.

U.S. Cellular anticipates that inbound roaming minutes of use will continue to grow over the next few years, reflecting continuing industry-wide growth in customers, but that the rate of growth will decline due to higher penetration of the consumer wireless market. In addition, U.S. Cellular anticipates that the rate of decline in average inbound roaming revenue per roaming minute of use will be lower over the next few years, reflecting the wireless industry trend toward longer term negotiated rates.

Long-distance and other service revenues increased $20.1 million, or 21%, to $114.0 million in 2006 from $93.9 million in 2005.  The increase reflected a $6.3 million increase in long-distance revenues and a $13.8 million increase in other service revenues. The increase in long-distance revenues was driven by an increase in the volume of long-distance calls billed to U.S. Cellular’s customers and to other wireless carriers whose customers used U.S. Cellular’s systems to make long-distance calls. The growth in other service revenues reflected an increase of $4.3 million in tower rental revenues, driven by an increase in the number of tower space lease agreements in effect, and by an increase of $9.1 million in the amount of funds received from the federal Universal Service Fund (“USF”). In the first half of 2006 and 2005, U.S. Cellular was eligible to receive eligible telecommunication carrier funds in seven and five states, respectively.

Equipment sales revenues increased $31.9 million, or 36%, to $121.6 million in 2006 from $89.7 million in 2005.  Equipment sales revenues include revenues from sales of handsets and related accessories to both new and existing customers, as well as revenues from sales of handsets to agents. All equipment sales revenues are recorded net of anticipated rebates.

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

The increase in equipment sales revenues in 2006 was driven by increases in both average revenue per handset sold and the number of handsets sold to customers and agents. Average revenue per handset sold increased in 2006 primarily due to changes in both the mix of handsets sold and promotional discounts.  The number of handsets sold increased 20% in 2006, partly due to sales of handsets to existing customers to replace non-GPS enabled handsets.  The number of customers added to U.S. Cellular’s customer base through its marketing distribution channels (“gross customer additions”), which is a key driver of equipment sales revenues, increased 2% in 2006.

Operating Expenses increased $185.1 million, or 14%, to $1,531.7 million in 2006 from $1,346.6 million in 2005. The major components of operating expenses are shown in the table below.

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
System operations (excluding depreciation, amortization and accretion included below)	$305,410	$285,709
Cost of equipment sold	276,732	244,059
Selling, general and administrative	667,780	562,539
Depreciation, amortization and accretion	281,744	254,277
	$1,531,666	$1,346,584

System operations expenses (excluding depreciation, amortization and accretion) increased $19.7 million, or 7%, to $305.4 million in 2006 from $285.7 million in 2005. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. Key components of the overall increase in system operations expenses were as follows:

•                  maintenance, utility and cell site expenses increased $21.2 million, or 21%, primarily due to a 14% increase in full-time engineering employee equivalents and an 11% increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites increased by 11% to 5,583 in 2006 from 5,034 in 2005, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets by launching operations in new markets and through acquisitions;

•                  the cost of network usage on U.S. Cellular’s systems increased $10.1 million, or 9%, as total minutes used on U.S. Cellular’s systems increased 31% in 2006 compared to 2005, partially offset by the ongoing reduction in the per-minute cost of usage on U.S. Cellular’s network; and

•                  expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming decreased $11.5 million, or 15%, primarily due to a reduction in roaming rates negotiated with other carriers and a roaming tax refund of $4.5 million related to claims filed in 2003 with respect to taxes paid in prior years.

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

Cost of equipment sold increased $32.6 million, or 13%, to $276.7 million in 2006 from $244.1 million in 2005. The increase was due primarily to an increase in the number of handsets sold (20%), as discussed above. The effect of the increase in the number of handsets sold was partially offset by a decrease in the average cost per handset sold (5%), which reflected changes in both the mix of handsets sold and promotional discounts.

Selling, general and administrative expenses increased $105.3 million, or 19%, to $667.8 million in 2006 from $562.5 million in 2005.  Selling, general and administrative expenses primarily consist of salaries, commissions and other expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in 2006 is primarily due to higher expenses associated with acquiring, serving and retaining customers, primarily as a result of the 9% increase in U.S. Cellular’s customer base. Key components of the increase in selling, general and administrative expenses were as follows:

•                  a $35.5 million increase in expenses related to sales employees and agents.  The increase in sales employee-related expenses was driven by the 10% increase in full-time sales employee equivalents; new employees were added primarily in the newly acquired and recently launched markets. In addition, initiatives focused on providing wireless 911-capable handsets to customers who did not previously have such handsets, contributed to higher sales employee-related and agent-related commissions;

•                  a $24.5 million increase in advertising expenses related to marketing of the U.S. Cellular brand in newly acquired and launched markets as well as increases in spending for specific direct marketing, segment marketing, product advertising and sponsorship programs;

•                  a $16.9 million increase in expenses related to the operations of U.S. Cellular’s corporate office and customer care centers, primarily due to the 9% increase in the customer base;

•                  a $9.7 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects;

•                  an $8.7 million increase in bad debt expense, reflecting both higher revenues and higher bad debts experience as a percent of revenues;

•                  a $4.6 million increase in expenses related to universal service fund contributions and other regulatory fees and taxes.  Most of the expenses related to universal service fund contributions are offset by increases in retail service revenues for amounts passed through to customers; and

•                  a $5.4 million increase in stock-based compensation expense primarily due to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised) (“SFAS 123(R)”), “Share-Based Payment,” as of January 1, 2006.

Sales and marketing cost per gross customer addition increased 7% to $453 in 2006 from $425 in 2005, primarily due to increased agent-related expenses, employee-related expenses and advertising expenses, partially offset by reduced losses on sales of handsets.  Management uses the sales and marketing cost per gross customer addition measurement to assess the cost of acquiring customers and the efficiency of its marketing efforts. Sales and marketing cost per gross customer addition is not calculable using financial information derived directly from the Consolidated Statements of Operations.  The definition of sales and marketing cost per gross customer addition that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similarly titled measures that are reported by other companies.

Below is a summary of sales and marketing cost per gross customer addition for each period:

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$294,230	$244,661
Cost of equipment sold to new customers (2)	196,124	183,959
Less equipment sales revenue from new customers (3)	(136,725)	(103,149)
Total costs	$353,629	$325,471
Gross customer additions (000s) (4)	781	766
Sales and marketing cost per gross customer addition	$453	$425

(1)             Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general  and administrative expenses as follows:

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Selling, general and administrative expenses, as reported	$667,780	$562,539
Less expenses related to serving and retaining customers	(373,550)	(317,878)
Selling, general and administrative expenses related to the acquisition of new customers	$294,230	$244,661

(2)             Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Cost of equipment sold as reported	$276,732	$244,059
Less cost of equipment sold related to the retention of current customers	(80,608)	(60,100)
Cost of equipment sold to new customers	$196,124	$183,959

(3)             Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Equipment sales revenue as reported	$121,586	$89,651
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(26,868)	(12,103)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	42,007	25,601
Equipment sales revenues from new customers	$136,725	$103,149

(4)             Gross customer additions represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing current U.S. Cellular customers (“net customer retention costs”), increased 9% to $13.94 in 2006 from $12.78 in 2005, primarily due to the increase in employee-related expenses associated with acquiring, serving and retaining customers. Also, in 2006, U.S. Cellular increased spending on retention activities that are focused on providing wireless 911-capable handsets to customers who did not previously have such handsets.

U.S. Cellular uses this monthly general and administrative expenses per customer measurement to assess the cost of serving and retaining its customers on a per unit basis. This measurement is recalculated to total selling, general and administrative expenses as follows:

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in thousands,
Components of cost(1)	except per customer amounts)
Selling, general and administrative expenses as reported	$667,780	$562,539
Less selling, general and administrative expenses related to the acquisition of new customers	(294,230)	(244,661)
Add cost of equipment sold related to the retention of current customers	80,608	60,100
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(26,868)	(12,103)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	42,007	25,601
Net cost of serving and retaining customers	$469,297	$391,476
Divided by average customers during period (000s) (2)	5,609	5,104
Divided by six months in each period	6	6
Average monthly general and administrative expenses per customer	$13.94	$12.78

(1)             These components were previously identified in the summary of sales and marketing cost per customer addition and related footnotes above.

(2)             The calculation of “Average customers during the period” is set forth in footnote 6 of the table of summarized operating data above.

Depreciation, amortization and accretion expense increased $27.4 million, or 11%, to $281.7 million in 2006 from $254.3 million in 2005. The majority of the increase reflects a higher depreciation expense of $20.9 million due to higher fixed assets; average fixed assets for the six months ended June 30, 2006 increased 10% compared to the same period in the prior year. The increase in fixed assets in 2006 resulted from the following factors:

•                  the addition of 549 cell sites to U.S. Cellular’s network since June 30, 2005, including both those built to improve coverage and capacity in U.S. Cellular’s existing service areas and those built in areas where U.S. Cellular has recently launched service; and

•                  the addition of radio channels and switching capacity to U.S. Cellular’s network to accommodate increased usage.

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

In 2006, depreciation expense included charges of $3.6 million related to disposals of assets, trade-ins of older assets for replacement assets and write-offs of TDMA equipment upon disposal or consignment for future sale. In 2005, depreciation expense included charges of $9.9 million related to such disposals, trade-ins and write-offs.

Operating Income

Operating income increased $44.8 million, or 42%, to $151.3 million in 2006 from $106.5 million in 2005. The operating income margin (as a percent of service revenues) was 9.7% in 2006 and 7.8% in 2005. The increases in operating income and operating income margin were due to the fact that operating revenues increased more, in both dollar and percentage terms, than operating expenses, as a result of the factors which are described in detail in Operating Revenues and Operating Expenses above.

U.S. Cellular expects the above factors to continue to have an effect on operating income and operating income margin for the next several quarters. Any changes in the above factors, as well as the effects of other factors that might impact U.S. Cellular’s operating results, could cause operating income and operating income margin to fluctuate over the next several quarters.

The following are estimates of full-year 2006 service revenues; depreciation, amortization and accretion expenses; operating income; and net retail customer additions. Except for disclosed changes, such estimates are based on U.S. Cellular’s currently owned and operated markets because the effect of any possible future acquisition or disposition activity cannot be predicted with accuracy or certainty. The following estimates were updated by U.S. Cellular on October 10, 2006 and continue to represent U.S. Cellular’s views as of the date of filing this Form 10-Q based on current facts and circumstances. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from these estimated results.

	2006 Estimated Results	2005 Actual Results
Service revenues	Approx. $3.2 billion	$2.83 billion
Depreciation, amortization and accretion expenses	Approx. $575 million	$509.1 million
Operating income (1)(2)	$275-325 million	$244.3 million
Net retail customer additions	330,000 - 360,000	411,000

(1)             2005 Actual Results includes a gain of $44.7 million resulting from sale of assets.

(2)             2006 Estimated Results reflect an estimate of stock-based compensation expense to be recorded pursuant to U.S. Cellular’s implementation of SFAS 123(R) effective January 1, 2006.

Investment and Other Income (Expense) totaled $5.7 million in 2006 and $(2.8) million in 2005.

Equity in earnings of unconsolidated entities increased $9.1 million, or 28%, to $41.4 million in 2006 from $32.3 million in 2005. Equity in earnings of unconsolidated entities primarily represents U.S. Cellular’s share of net income from the markets in which it has a minority interest and accounts for by the equity method. U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership meets certain “significance” tests pursuant to Rule 3-09 of Securities and Exchange Commission (‘SEC”) Regulation S-X. This investment contributed $30.4 million and $25.1 million to equity in earnings of unconsolidated entities in 2006 and 2005, respectively.

Interest and dividend income increased $4.0 million to $10.4 million in 2006 from $6.4 million in 2005. Interest income of $3.0 million in 2006 includes amounts earned related to the settlement of a sales tax audit as well as interest earned on U.S. Cellular’s cash balances. Dividend income of $7.4 million in 2006 resulted from U.S. Cellular’s investment in Vodafone American Depositary Receipts (“ADRs”).

Interest (expense) increased $4.0 million, or 10%, to $46.2 million in 2006 from $42.2 million in 2005. The increase in interest expense in 2006 is primarily due to an increase in average revolving credit facility balances and higher interest rates for variable rate debt including the revolving credit facility and the Vodafone forward contracts.

For additional information regarding U.S. Cellular’s Revolving Credit Facility, see “Liquidity and Capital Resources — Revolving Credit Facility” below.

Gain on investments totaled $0.6 million in 2005, related to a working capital adjustment recorded on the investments sold to ALLTEL in November 2004. There were no such gains or losses in 2006.

Income Taxes

Income tax expense increased $21.0 million, or 51%, to $62.0 million in 2006 from $41.0 million in 2005 due to higher income before income taxes and minority interest. The overall effective tax rate on income before income taxes and minority interest for the six months ended June 30, 2006 and 2005 was 39.5% and 39.5%, respectively. For further analysis and discussion of U.S. Cellular’s effective tax rates in 2006 and 2005, see Note 4 — Income Taxes of Notes to Consolidated Financial Statements included in Item 1 above.

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

Net Income

Net income increased $32.831.0 million, or 547%, to $90.488.6 million in 2006 from $57.6 million in 2005. Basic earnings per share was $1.041.02 in 2006 and $0.67 in 2005. Diluted earnings per share were $1.031.01 in 2006 and $0.66 in 2005. The increases in net income and earnings per share in 2006 compared to 2005 were attributable to both higher Operating Income and higher Investment and Other Income.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Operating Revenues increased $103.7 million, or 14%, to $845.7 million during the second quarter of 2006 from $742.0 million in 2005.

	Three Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Retail service	$694,279	$612,159
Inbound roaming	38,745	35,313
Long-distance and other service revenues	58,248	44,274
Service Revenues	791,272	691,746
Equipment sales	54,432	50,219
	$845,704	$741,965

Retail service revenues increased $82.1 million, or 13%, to $694.3 million in the second quarter of 2006 from $612.2 million in the second quarter of 2005, primarily due to growth in U.S. Cellular’s customer base (9%) and average monthly retail service revenues per customer (4%). Average monthly retail service revenue per customer increased to $40.82 in 2006 from $39.40 in 2005, reflecting an increase in monthly retail minutes of use per customer, to 719 in 2006 from 627 in 2005, offset by a decrease in average revenue per minute of use.

Inbound roaming revenues increased $3.4 million, or 10%, to $38.7 million in the second quarter of 2006 from $35.3 million in the second quarter of 2005.  The increase in revenues was related primarily to an increase in roaming minutes of use, partially offset by a decrease in average inbound roaming revenue per roaming minute of use.

Long-distance and other service revenues increased $13.9 million, or 32%, to $58.2 million in the second quarter of 2006 from $44.3 million in the second quarter of 2005. The increase primarily reflected a $2.3 million increase in long-distance revenues, a $2.2 million increase in rental revenues from other wireless carriers which lease space on U.S. Cellular’s towers and a $9.8 million increase in the amount of USF funds received.

Equipment sales revenues increased $4.2 million, or 8%, to $54.4 million in the second quarter of 2006 from $50.2 million in the second quarter of 2005.  The increase in equipment sales revenues in 2006 was driven by an increase in the number of handsets sold to customers and agents, which was partially offset by a decrease in average revenue per handset.  The number of handsets sold increased 16% in 2006, partly due to sales of GPS-enabled handsets to existing customers to replace non-GPS enabled handsets.

Operating Expenses increased $91.2 million, or 13%, to $766.2 million during the second quarter of 2006 from $675.0 million in the second quarter of 2005. The major components of operating expenses are shown in the table below.

	Three Months Ended June 30,
	2006	2005
	(Dollars in thousands)
System operations (excluding depreciation,
amortization and accretion included below)	$150,555	$147,238
Cost of equipment sold	133,416	116,811
Selling, general and administrative	342,162	284,209
Depreciation, amortization and accretion	140,018	126,784
	$766,151	$675,042

System operations expenses (excluding depreciation, amortization and accretion) increased $3.4 million, or 2%, to $150.6 million in the second quarter of 2006 from $147.2 million in the second quarter of 2005.  Cost of usage on U.S. Cellular’s systems increased $4.1 million and maintenance of cell sites increased $9.4 million.  These factors were offset by a $10.3 million decline in net outbound roaming expense due to a reduction in roaming rates negotiated with other carriers and a roaming tax refund of $4.5 million related to claims filed in 2003 with respect to taxes paid in prior years.

Cost of equipment sold increased $16.6 million, or 14%, to $133.4 million in the second quarter of 2006 from $116.8 million in the second quarter of 2005. The increase was due primarily to an increase in the number of handsets sold (16%), as discussed above.

Selling, general and administrative expenses increased $58.0 million, or 20%, to $342.2 million in the second quarter of 2006 from $284.2 million in the second quarter of 2005.  The increase reflects higher expenses associated with acquiring, serving and retaining customers, primarily as a result of the increase in U.S. Cellular’s customer base (9%). Key components of the increase in selling, general and administrative expenses were as follows:

•                  an $18.5 million increase in expenses related to sales employees and agents.  The increase in sales employee-related expenses reflected a 10% increase in full-time sales employee equivalents; new employees were added primarily in the newly acquired and recently launched markets. In addition, increased spending for customer retention activities, including initiatives focused on providing wireless 911-capable handsets to customers who did not previously have such handsets, contributed to higher sales employee-related and agent-related commissions;

•                  a $12.4 million increase in advertising expenses related to marketing of the U.S. Cellular brand in newly acquired and launched markets as well as increases in spending for specific direct marketing, segment marketing, product advertising and sponsorship programs;

•                  an $11.8 million increase in expenses related to the operations of U.S. Cellular’s corporate office and customer care centers, primarily due to the 9% increase in the customer base;

•                  a $7.9 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects;

•                  a $7.8 million increase in bad debt expense reflecting both higher revenues and higher bad debts experience as a percent of revenues;

•                  a $1.2 million decrease in expenses related to universal service fund contributions and other regulatory fees and taxes.  Most of the expenses related to universal service fund contributions are offset by increases in retail service revenues for amounts passed through to customers; and

•                  a $0.8 million increase in stock-based compensation expense primarily due to the implementation of SFAS 123(R) as of January 1, 2006.

Sales and marketing cost per gross customer addition increased to $503 in the second quarter of 2006 from $461 in the second quarter of 2005, primarily due to increased employee-related and agent-related expenses and advertising expenses, partially offset by reduced losses on sales of handsets.  Below is a summary of sales and marketing cost per gross customer addition for each period.

	Three Months Eded June 30,
	2006	2005
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$149,240	$124,109
Cost of equipment sold to new customers (2)	91,752	88,362
Less equipment sales revenue from new customers (3)	(66,288)	(55,567)
Total costs	$174,704	$156,904
Gross customer additions (000s) (4)	347	340
Sales and marketing cost per gross customer addition	$503	$461

(1)             Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general  and administrative expenses as follows:

	Three Months Ended June 30
	2006	2005
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$342,162	$284,209
Less expenses related to serving and retaining customers	(192,922)	(160,100)
Selling, general and administrative expenses related to the acquisition of new customers	$149,240	$124,109

(2)            Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Three Months Ended June 30,
	2006	2005
	(Dollars in thousands)

Cost of equipment sold as reported	$133,416	$116,811
Less cost of equipment sold related to the retention of current customers	(41,664)	(28,449)
Cost of equipment sold to new customers	$91,752	$88,362

(3)          Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Three Months Ended June 30,
	2006	2005
	(Dollars in thousands)

Equipment sales revenue as reported	$54,432	$50,219
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(12,823)	(6,666)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	24,679	12,014
Equipment sales revenues from new customers	$66,288	$55,567

(4)          Gross customer additions represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), increased 16% to $14.49 in the second quarter of 2006 from $12.48 in the second quarter of 2005, primarily due to the increase in employee-related expenses associated with acquiring, serving and retaining customers.  Also, in the second quarter of 2006, U.S. Cellular continued to focus on retention activities related to providing GPS-enabled handsets to customers who did not previously have such handsets. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended June 30,
	2006	2005
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$342,162	$284,209
Less selling, general and administrative expenses related to the acquisition of new customers	(149,240)	(124,109)
Add cost of equipment sold related to the retention of current customers	41,664	28,449
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(12,823)	(6,666)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	24,679	12,014

Net cost of serving and retaining customers	$246,442	$193,897
Divided by average customers during period (000s) (2)	5,670	5,179
Divided by three months in each period	3	3

Average monthly general and administrative expenses per customer	$14.49	$12.48

(1)             These components were previously identified in the summary of sales and marketing cost per customer addition and related footnotes.

(2)             The calculation of “Average customers during the period” is set forth in footnote 6 to the table of summarized operating data above.

Depreciation, amortization and accretion expense increased $13.2 million, or 10%, to $140.0 million in the second quarter of 2006 from $126.8 million in the second quarter of 2005.  The majority of the increase reflects higher fixed assets; average fixed asset balances for the second quarter of 2006 increased 10% compared to the same period in the prior year.  Such increased fixed assets balances resulted, to a large degree, from the addition of 549 cell sites to U.S. Cellular’s network since June 30, 2005.

Operating Income increased $12.7 million, or 19%, to $79.6 million in the second quarter of 2006 from $66.9 million in the second quarter of 2005; operating income margin (as a percent of service revenues) totaled 10.1% in 2006 and 9.7% in 2005.

Investment and Other Income (Expense) totaled income of $8.6 million in the second quarter of 2006 and $0.7 million in the second quarter of 2005.

Equity in earnings of unconsolidated entities increased $4.2 million, to $22.0 million in the second quarter of 2006 from $17.8 million in the second quarter of 2005. Equity in earnings of unconsolidated entities primarily represents U.S. Cellular’s share of net income from the markets in which it has a minority interest and accounts for by the equity method.  U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership contributed $15.8 million and $13.1 million to equity earnings of unconsolidated entities in 2006 and 2005, respectively.

Interest and dividend income increased $5.5 million, to $9.8 million in the second quarter of 2006 from $4.3 million in the second quarter of 2005.  Interest income of $2.4 million in the second quarter of 2006 includes amounts earned related to the settlement of a sales tax audit as well as interest earned on U.S. Cellular’s cash balances. Dividend income of $7.4 million in 2006 resulted from U.S. Cellular’s investment in Vodafone ADRs.

Interest (expense) increased $1.6 million, or 7%, to $23.0 million in the second quarter of 2006 from $21.4 million in the second quarter of 2005 primarily due to an increase in average revolving credit facility balances and higher interest rates for variable rate date including the revolving credit facility and the Vodafone forward contracts.

Income Taxes

Income tax expense increased $7.3 million to $34.3 million in the second quarter of 2006 from $27.0 million in the second quarter of 2005 primarily due to higher pretax income.  For an analysis and discussion of U.S. Cellular’s effective tax rates in 2006 and 2005 see Note 4 — Income Taxes of Notes to Consolidated Financial Statements included in Item 1 above.

Net Income

Net income increased to $51.1 million in the second quarter of 2006 from $38.1 million in the second quarter of 2005.  Basic earnings per share was $0.59 in 2006 and $0.44 in 2005. Diluted earnings per share was $0.58 in 2006 and $0.44 in 2005.  The increases in net income and earnings per share in 2006 compared to 2005 were attributable to both higher Operating Income and higher Investment and Other Income.

RECENT ACCOUNTING PRONOUNCEMENTS

The Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), in September 2006. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB 108 is effective for U.S. Cellular’s opening balance sheet in 2007. U.S. Cellular is currently evaluating the impact this Bulletin might have on its financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is to be effective for U.S. Cellular’s financial statements issued in 2008; however, earlier application is encouraged. U.S. Cellular is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

Also in September 2006, the FASB released Statement of Financial Accounting Standards No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The recognition and disclosure provisions of SFAS 158 will be required to be adopted for U.S. Cellular as of December 31, 2006.  U.S. Cellular is currently reviewing the requirements of SFAS 158 to determine the impact on its financial position or results of operations.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) was issued in July 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  The interpretation prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in an income tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  U.S. Cellular is currently reviewing the requirements of FIN 48 to determine the impact on its financial position or results of operations.

FINANCIAL RESOURCES

U.S. Cellular operates a capital- and sales and marketing-intensive business. In recent years, U.S. Cellular has generated cash from its operating activities, received cash proceeds from divestitures, used its short-term credit facilities and used long-term debt financing to fund its construction costs and operating expenses. U.S. Cellular anticipates further increases in wireless customers, revenues, operating expenses, cash flows from operating activities and capital expenditures in the future. Cash flows may fluctuate from quarter to quarter due to the seasonality, the timing of acquisitions, market launches and capital expenditures and other factors. The following table provides a summary of U.S. Cellular’s cash flow activities for the periods shown:

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$324,773	$327,224
Investing activities	(294,785)	(383,397)
Financing activities	(37,022)	32,756
Net decrease in cash and cash equivalents	$(7,034)	$(23,417)

Cash Flows from Operating Activities

U.S. Cellular generates substantial cash flows from operating activities. For the six months ended June 30, 2006, cash provided by operating activities was $324.8 million, a decrease of $2.4 million from the six months ended June 30, 2005. The net decrease reflected higher net income ($31.0 million) and adjustments to reconcile net income to cash provided by operating activities ($7.4 million), offset by changes in assets and liabilities from operations ($40.8 million).

Adjustments to reconcile net income to cash provided by operating activities increased in the six months ended June 30, 2006, versus the corresponding prior period, primarily due to an increase of $27.5 million from depreciation, amortization and accretion and an increase of $9.2 million in cash distributions from wireless entities in which U.S. Cellular has an interest, offset by a decrease of $36.2 million from deferred income taxes, net.  The change in depreciation, amortization and accretion is due primarily to a higher average fixed assets balance, the change in cash distributions from unconsolidated entities reflects distributions from certain entities in the first half of 2006 whereas similar distributions from the same entities were not received until the second half of the year in 2005, and the change in deferred income taxes, net is due primarily to the utilization of federal net operating loss carryforwards during 2005.

The decrease in cash flows due to changes in assets and liabilities from operations was attributable primarily to accounts receivable ($29.4 million), inventory ($11.0 million), accrued taxes ($4.5 million) and other assets and liabilities ($5.9 million), offset by accounts payable ($11.2 million).  These changes in accounts receivable, inventory, accrued taxes, other assets and liabilities and accounts payable are primarily a result of timing differences.

The following table is a summary of the components of cash flows from operating activities:

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Net income	$88,578	$57,642
Adjustments to reconcile net income to net cash provided by operating activities	315,403	307,952
	$403,981	$365,594
Changes in assets and liabilities	(79,208)	(38,370)
	$324,773	$327,224

Cash Flows from Investing Activities

U.S. Cellular makes substantial investments each year to acquire wireless license and properties and to construct, operate and upgrade modern high-quality wireless communications networks and facilities as a basis for creating long-term value for shareholders.  In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue-enhancing and cost-reducing upgrades to U.S. Cellular’s networks. Cash flows used for investing activities were $294.8 million in the six months ended June 30, 2006 compared to $383.4 million in the same period of 2005.

Cash used for property, plant and equipment and system development expenditures totaled $273.2 million in 2006 and $256.6 million in 2005, representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, remodel new and existing retail stores and continue the development of U.S. Cellular’s office systems. In both periods, these expenditures were financed primarily with cash flows from operating activities and borrowings under U.S. Cellular’s revolving credit facility.

Acquisitions required $18.5 million in 2006 and $126.0 million in 2005 and divestitures provided $0 in 2006 and $0.6 million in 2005. During the second quarter of 2006, U.S. Cellular acquired, for approximately $18.8 million in cash, the remaining ownership interest in a wireless property in Tennessee in which U.S. Cellular previously owned a 16.6% interest. In 2005, Carroll Wireless, which is consolidated with U.S. Cellular for financial reporting purposes, paid $120.9 million to the FCC to complete the payment for licenses in which it was the winning bidder in the FCC’s Auction 58. See Acquisitions, Exchanges and Divestitures in the Liquidity and Capital Resources section below for more information on these transactions.

Cash Flows from Financing Activities

Cash flows from financing activities required $37.0 million in the six months ended June 30, 2006 and provided $32.8 million in the same period of 2005. Cash received from short-term borrowings under U.S. Cellular’s revolving line of credit provided $195.0 million in 2006 and $310.0 million in 2005, while repayments required $225.0 million in 2006 and $290.0 million in 2005. Distributions to minority partners required $11.2 million in 2006 and $1.1 million in 2005. Proceeds from re-issuance of treasury shares in connection with employee benefits plans provided $3.9 million in 2006 and $14.0 million in 2005.

U.S. Cellular has an ongoing authorization from its Board of Directors to repurchase a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans.  No U.S. Cellular Common Shares were repurchased in the six months ended June 30, 2006 or 2005.

LIQUIDITY AND CAPITAL RESOURCES

As indicated above, U.S. Cellular generated cash flows from operating activities of $324.8 million during the six months ended June 30, 2006 and $327.2 million during the six months ended June 30, 2005.  At June 30, 2006, U.S. Cellular had cash and cash equivalents of $22.0 million.  U.S. Cellular believes that cash flows from operating activities, existing cash balances and funds available from the revolving credit facility provide substantial financial flexibility for U.S. Cellular to meet both its short- and long-term needs for the foreseeable future. In addition, U.S. Cellular may have access to public and private capital markets to help meet its long-term financing needs.

However, the availability of external financial resources is dependent on economic events, business developments, technological changes, financial conditions or other factors, some of which are not in U.S. Cellular’s control. If at any time financing is not available on terms acceptable to U.S. Cellular, it might be required to reduce its business development and capital expenditure plans, which could have a materially adverse effect on its business and financial condition.  U.S. Cellular cannot provide assurances that circumstances that could materially adversely affect U.S. Cellular’s liquidity or capital resources will not occur.  Economic downturns, changes in financial markets or other factors could affect U.S. Cellular’s liquidity and the availability of capital resources.  Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development and acquisition programs.

At an Extraordinary General Meeting held on July 25, 2006, shareholders of Vodafone approved a Return of Capital (“Special Distribution”) of £0.15 per share (£1.50 per American Depositary Receipt (“ADR”)) and a Share Consolidation under which every 8 ADRs of Vodafone were consolidated into 7 ADRs.

The Share Consolidation was effective July 28, 2006 and the Special Distribution was paid on August 18, 2006.  As a result of the Share Consolidation, U.S. Cellular’s previous 10,245,370 Vodafone ADRs were consolidated into 8,964,698 Vodafone ADRs.  Also, U.S. Cellular received approximately $28.6 million from the Special Distribution.

Pursuant to terms of the Vodafone forward contracts, the Vodafone contract collars were adjusted to reflect the Special Distribution and the Share Consolidation. After adjustment, the collars had downside limits (floor) ranging from $17.22 to $18.37 and upside potentials (ceiling) ranging from $17.22 to $19.11.  In the case of one forward contract, U.S. Cellular made a dividend substitution payment in the amount of $0.2 million to the counterparty in lieu of further adjustments to the collars of such forward contract.

Revolving Credit Facility

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes.  At June 30, 2006, outstanding notes payable and letters of credit were $105.0 million and $0.5 million, respectively, leaving $594.5 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating. U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months. At June 30, 2006, the one-month LIBOR was 5.33% and the contractual spread was 60 basis points.  If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 8.25% at June 30, 2006).  This credit facility expires in December 2009.

U.S. Cellular’s interest cost on its revolving credit facility would increase if its current credit ratings from either Standard & Poor’s or Moody’s were lowered. However, the credit facility would not cease to be available or accelerate solely as a result of a decline in U.S. Cellular’s credit rating. A downgrade in U.S. Cellular’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future. At June 30, 2006, U.S. Cellular’s credit ratings were as follows:

Moody’s Investor Service	Baa3	— under review for possible further downgrade
Standard & Poor’s	A-	— on credit watch with negative implications
Fitch	BBB+	— on rating watch negative

The maturity dates of U.S. Cellular’s revolving credit facility would accelerate in the event of a change in control.

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and represent certain matters at the time of each borrowing. On November 10, 2005 U.S. Cellular announced that it would restate certain financial statements, which caused U.S. Cellular to be late in certain SEC filings. The restatements and the late filings resulted in defaults under the revolving credit facility.  However, U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios and U.S. Cellular did not fail to make any scheduled payments.  U.S. Cellular received waivers from the lenders associated with the revolving credit facility, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements and the late filings. The waivers require the Form 10-K for the year ended December 31, 2005 to be filed by August 31, 2006, the Form 10-Q for the quarter ended March 31, 2006 to be filed within 30 days after the filing of the Form 10-K for the year ended December 31, 2005 and the Form 10-Q for the quarter ended June 30, 2006 to be filed within 45 days after the filing of the Form 10-Q for the quarter ended March 31, 2006. The Form 10-K for the year ended December 31, 2005 was filed on July 28, 2006 and the Form 10-Q for the quarter ended March 31, 2006 was filed on August 25, 2006. On October 6, 2006, U.S. Cellular received amended waivers from the lenders associated with the revolving credit facility which extended the date by which the financial statements of U.S. Cellular for the second quarter ended June 30, 2006 are required to be delivered to November 8, 2006.

Long-Term Debt

The late filing of U.S. Cellular’s Form 10-K for the year ended December 31, 2005 and Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 and the failure to deliver such Forms 10-K and 10-Q to the trustee of the U.S. Cellular debt indenture on a timely basis, resulted in non-compliance under such debt indenture. However, this non-compliance did not result in an event of default or a default. U.S. Cellular believes that non-compliance was cured upon the filing of its Form 10-K for the year ended December 31, 2005 and Forms 10-Q for the quarters ended March 31, 2006 and June 30, 2006. U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indentures.

Except as noted above, U.S. Cellular believes it was in compliance as of June 30, 2006 with all covenants and other requirements set forth in its long-term debt indentures. Such indenture does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.

Marketable Equity Securities and Forward Contracts

U.S. Cellular holds a substantial amount of marketable equity securities that are publicly traded and can have volatile share prices.  U.S. Cellular does not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets. U.S. Cellular’s investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic cellular investments to or settlements with AirTouch Communications, Inc. (“AirTouch”), in exchange for stock of AirTouch, which was then acquired by Vodafone whereby U.S. Cellular received American Depositary Receipts representing Vodafone stock. (See Note 20 — Subsequent Events of Notes to Consolidated Financial Statements included in Item 1 above for additional information related to U.S. Cellular’s investment in Vodafone ADRs.) U.S. Cellular’s investment in Rural Cellular Corporation (“Rural Cellular”) is the result of a consolidation of several cellular partnerships in which U.S. Cellular subsidiaries held interests into Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests.

A subsidiary of U.S. Cellular has entered into a number of forward contracts related to the marketable equity securities that it holds.  The forward contracts mature in May 2007 and, at U.S. Cellular’s option, may be settled in shares of the respective security or cash.  Currently, U.S. Cellular intends to settle the forward contracts by delivering shares of the respective security.  U.S. Cellular has provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid by its subsidiary when due. If shares are delivered in the settlement of a forward contract, U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized on the forward contract through maturity.  Deferred income taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in Net deferred income tax liability in the Consolidated Balance Sheets. As of June 30, 2006, such deferred tax liability related to current and noncurrent marketable equity securities totaled $58.4 million and $1.0 million, respectively. In the second quarter of 2006, $58.4 million of the deferred income tax liability related to marketable equity securities was reclassified from noncurrent to current and $8.0 million of the deferred income tax asset related to derivatives was reclassified from noncurrent to current.

The forward contracts related to the Vodafone ADRs held by U.S. Cellular mature in May 2007. Accordingly, the Vodafone ADRs are classified as Current Assets and the related forward contracts and derivative liability are classified as Current Liabilities in the Consolidated Balance Sheet at June 30, 2006.

U.S. Cellular is required to comply with certain covenants under the forward contracts.  On November 10, 2005, U.S. Cellular announced that it would restate certain financial statements, which caused U.S. Cellular to be late in certain SEC filings. The restatements and late filings resulted in defaults under one of the forward contracts. However, U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios and U.S. Cellular did not fail to make any scheduled payments.  U.S. Cellular received a waiver from the counterparty associated with the forward contract, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waiver requires the Form 10-K for the year ended December 31, 2005 to be filed by August 31, 2006, the Form 10-Q for the quarter ended March 31, 2006 to be filed within 30 days after the filing of the Form 10-K for the year ended December 31, 2005 and the Form 10-Q for the quarter ended June 30, 2006 to be filed within 45 days after the filing of the Form 10-Q for the quarter ended March 31, 2006. The Form 10-K for the year ended December 31, 2005 was filed on July 28, 2006 and the Form 10-Q for the quarter ended March 31, 2006 was filed on August 25, 2006. On October 6, 2006, U.S. Cellular received an amended waiver from the counterparty to the forward contract which extended the date by which the financial statements of U.S. Cellular for the second quarter ended June 30, 2006 are required to be delivered to November 8, 2006.

Capital Expenditures

U.S. Cellular’s anticipated capital expenditures for 2006 primarily reflect plans for construction, system expansion and the buildout of certain of its licensed areas. U.S. Cellular plans to finance its capital expenditure program using cash flows from operating activities and short-term financing.  U.S. Cellular’s estimated capital expenditures for 2006 are currently expected to range from $580 million to $610 million. These expenditures primarily address the following needs:

•                  Expand and enhance U.S. Cellular’s coverage in its service areas.

•                  Provide additional capacity to accommodate increased network usage by current customers.

•                  Enhance U.S. Cellular’s retail store network and office systems.

Acquisitions, Exchanges and Divestitures

U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of operations and of maximizing it long-term return on investment.  As part of this strategy, U.S. Cellular reviews attractive opportunities to acquire additional operating markets and wireless spectrum.  In addition, U.S. Cellular may seek to divest outright or include in exchanges for other wireless interests those markets and wireless interests that are not strategic to its long-term success. U.S. Cellular may from time-to-time be engaged in negotiations relating to the acquisition, divestiture or exchange of companies, strategic properties or wireless spectrum. In addition, U.S. Cellular may participate as a bidder, or member of a bidding group, in auctions administrated by the FCC.

As of June 30, 2006, U.S. Cellular owned approximately 14% of Midwest Wireless Communications, L.L.C., which interest was convertible into an interest of approximately 11% in Midwest Wireless Holdings, L.L.C., a privately-held wireless telecommunications company that controlled Midwest Wireless Communications.  Midwest Wireless Holdings, through subsidiaries, held FCC licenses and operated certain wireless markets in southern Minnesota, northern and eastern Iowa and western Wisconsin.  On November 18, 2005, ALLTEL Corporation (“ALLTEL”) announced that it had entered into a definitive agreement to acquire Midwest Wireless Holdings for $1.075 billion in cash, subject to certain conditions, including approval by the FCC, other governmental authorities and the holders of Midwest Wireless Holdings.  These conditions were satisfied and the closing of this agreement occurred on October 3, 2006.  As a result, U.S. Cellular became entitled to receive approximately $106.0 million in cash in consideration with respect to its interest in Midwest Wireless Communications. Of this amount, $95.1 million was received on October 6, 2006; the remaining balance is being held in reserve and in escrow to secure true-up, indemnification and other adjustments and, subject to such adjustments, will be distributed in installments over a period of four to fifteen months following the closing. In addition, as of June 30, 2006, U.S. Cellular owned 49% of an entity, accounted for under the equity method, which owned approximately 2.9% of Midwest Wireless Holdings.  As a result of the closing of the transaction, this entity will receive cash in consideration for its interest in Midwest Wireless Holdings.  Following that, this entity will be dissolved and U.S. Cellular will be entitled to receive approximately $11.8 million in cash, subject to the previously referenced discussion regarding adjustments and installments.  The net aggregate carrying value of U.S. Cellular’s investments in Midwest Wireless Communications and Midwest Wireless Holdings was approximately $24.4 million at June 30, 2006.

U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 66.  Barat Wireless was qualified to receive a 25% discount available to designated entities.  At the conclusion of the auction on September 18, 2006, Barat Wireless was the high bidder with respect to 17 licenses and had bid $127.1 million, net of its designated entity discount.  The balance of Barat Wireless’ payment due for those licenses with respect to which Barat Wireless was the high bidder is approximately $47.2 million and is expected to be due before October 19, 2006.  Although it has no current commitment to do so, U.S. Cellular expects that it will agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.  While the bidding in Auction 66 has ended, the FCC has not yet awarded any of the licenses to winning bidders, nor is there any prescribed timeframe for the FCC to review the qualifications of the various winning bidders and award licenses.

Barat Wireless is in the process of developing its long-term business and financing plans.  As of October 6, 2006, U.S. Cellular made capital contributions and advances to Barat Wireless and/or its general partner of $79.9 million to provide initial funding of Barat Wireless’ participation in Auction 66.  For financial reporting purposes, U.S. Cellular will consolidate Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, pursuant to the guidelines of FIN 46(R), as U.S. Cellular anticipates benefiting from or absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

On April 21, 2006, U.S. Cellular completed the purchase of the remaining majority interest in Tennessee RSA No. 3 Limited Partnership, a wireless market in which it had previously owned a 16.7% interest for approximately $18.8 million in cash, subject to a working capital adjustment. This acquisition increased investments in licenses, goodwill and customer lists by $5.5 million, $4.0 million and $2.0 million, respectively.

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

Carroll Wireless is in the process of developing its long-term business and financing plans. As of June 30, 2006, U.S. Cellular made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $129.9 million; $129.7 million of this amount is included in Licenses in the Consolidated Balance Sheets. For financial reporting purposes, U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, pursuant to the guidelines of FIN 46R, as U.S. Cellular anticipates absorbing a majority of Carroll Wireless’ expected gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of $1.4 million of which $0.1 million was provided to Carroll Wireless through June 30, 2006.

In the first quarter of 2005, U.S. Cellular adjusted the gain on investments related to its sale to ALLTEL of certain wireless properties on November 30, 2004.  The adjustment, which resulted from a working capital adjustment that was finalized in the first quarter of 2005, increased the total gain on the sale by $0.6 million to $38.6 million.

In addition, in 2005, U.S. Cellular purchased one new wireless market and certain minority interests in other wireless markets in which it already owned a controlling interest for $6.9 million in cash.

Repurchase of Securities

U.S. Cellular has an ongoing authorization from its Board of Directors to repurchase a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans.  No U.S. Cellular Common Shares were repurchased in the six months ended 2006 or 2005.

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

Investments in Unconsolidated Entities.   U.S. Cellular has certain variable interests in investments in which it holds a minority interest.  Such investments totaled $174.9 million as of June 30, 2006 and are accounted for using either the equity or cost method.  U.S. Cellular’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

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

Licenses and Goodwill

As of June 30, 2006, U.S. Cellular reported $1,367.6 million of licenses and $475.9 million of goodwill, as a result of acquisitions of interests in wireless licenses and businesses.  Licenses include those won by Carroll Wireless in the FCC auction completed in February 2005 and license rights related to licenses that will be received when the 2003 AT&T Wireless exchange transaction is fully completed.

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

U.S. Cellular tests goodwill for impairment at the level of reporting referred to as a reporting unit. For purposes of impairment testing of goodwill in 2006 and 2005, U.S. Cellular identified five reporting units pursuant to paragraph 30 of SFAS 142. The five reporting units represent five geographic groupings of FCC licenses, constituting five geographic service areas. For purposes of impairment testing of licenses in 2006 and 2005, U.S. Cellular combined its FCC licenses into five units of accounting pursuant to FASB Emerging Issues Task Force Issue 02-7, “Units of Accounting for Testing Impairment of Indefinite-Lived Assets” (“EITF 02-7”) and SFAS 142, using the same geographic groupings as its reporting units. In addition, in 2006, U.S. Cellular identified six additional geographic groupings of licenses which, because they are currently undeveloped and not expected to generate cash flows from operating activities in the foreseeable future, are considered separate units of accounting for purposes of impairment testing.

For purposes of impairment testing of goodwill, U.S. Cellular prepares valuations of each of the five reporting units. A discounted cash flow approach is used to value each of the reporting units, using value drivers and risks specific to each individual geographic region. The cash flow estimates incorporate assumptions that market participants would use in their estimates of fair value. Key assumptions made in this process are the selection of a discount rate, estimated future cash flow levels, projected capital expenditures, and selection of terminal value multiples. Similarly, for purposes of impairment testing of licenses, U.S. Cellular prepares valuations of each of the five units of accounting determined pursuant to EITF 02-7, using an excess earnings methodology. This excess earnings methodology estimates the fair value of the intangible assets (FCC license units of accounting) by measuring the future cash flows of the license groups, reduced by charges for contributory assets such as working capital, trademarks, existing subscribers, fixed assets, assembled workforce and goodwill. For undeveloped licenses, U.S. Cellular prepares estimates of fair value for each unit of accounting by reference to fair market values indicated by recent auctions and market transactions.

U.S. Cellular performed its annual testing for impairment in the second quarter of 2006 and 2005. Based on that testing, there was no impairment of goodwill or licenses in 2006. There was also no impairment of goodwill or licenses in either year.

Property, Plant and Equipment

U.S. Cellular provides for depreciation on its property, plant and equipment using the straight-line method over the estimated useful lives of the assets. Annually, U.S. Cellular reviews its property, plant and equipment to assess whether the estimated useful lives are appropriate.  The estimated useful lives of property, plant and equipment is a critical accounting estimate because changing the lives of assets can result in larger or smaller charges for depreciation expense.  Factors used in determining useful lives include technology changes, regulatory requirements, obsolescence and type of use. U.S. Cellular did not change the useful lives of its property, plant and equipment in the six months ended June 30, 2006 or 2005.

U.S. Cellular reviews long-lived assets for impairment at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The tangible asset impairment test is a two-step process. The first step compares the carrying value of the assets with the estimated undiscounted cash flows over the remaining asset life. If the carrying value of the assets is greater than the undiscounted cash flows, then the second step of the test is performed to measure the amount of impairment loss. The second step compares the estimated fair value of the assets to the carrying value of the assets. An impairment loss is recognized for the difference between the fair value of the assets (less cost to sell) and the carrying value of the assets.

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

U.S. Cellular performed impairment tests of property, plant and equipment during the second quarter of 2006 and 2005.  Such impairment tests indicated that there was no impairment of property, plant and equipment in either year.

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

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Asset retirement obligations generally include costs to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located. Also, U.S. Cellular is generally required to return leased retail store premises and office space to their pre-existing conditions.

The table below summarizes the changes in asset retirement obligations during the six months ended June 30, 2006 and 2005.

	June 30, 2006	June 30, 2005
	(Dollars in thousands)
Beginning balance	$90,224	$72,575
Additional liabilities accrued	3,414	3,223
Acquisition of assets	1,237	—
Disposition of assets (1)	(37)	—
Accretion expense	3,481	2,282
Ending balance	$98,319	$78,080

(1) Represents the asset retirement obligation related to the decommission of 4 cell sites.

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

The preparation of the consolidated financial statements requires U.S. Cellular to calculate its provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes, such as depreciation expense, as well as estimating the impact of potential adjustments to filed tax returns. These temporary differences result in deferred income tax assets and liabilities, which are included in U.S. Cellular’s Consolidated Balance Sheets. U.S. Cellular must then assess the likelihood that deferred income tax assets will be realized based on future taxable income, and, to the extent U.S. Cellular believes that realization is not likely, establish a valuation allowance. Management’s judgment is required in determining the provision for income taxes, deferred income tax assets and liabilities and any valuation allowance recorded against deferred income tax assets.

In the event of an increase in the value of tax assets or a decrease in tax liabilities, U.S. Cellular would decrease the income tax expense or increase the income tax benefit by an equivalent amount.  In the event of a decrease in the value of tax assets or an increase in tax liabilities, U.S. Cellular would increase the income tax expense or decrease the income tax benefit by an equivalent amount. Increases or decreases in market value related to marketable equity securities and derivatives, and the associated change in the deferred tax asset or liability, are recorded through Other comprehensive income.

U.S. Cellular’s current net deferred income tax (liability) asset totaled $(43.0) million at June 30, 2006, and $8.2 million at December 31, 2005. The net current deferred tax liability at June 30, 2006 primarily represents deferred income taxes on the current portion of marketable equity securities. The net current deferred income tax asset at June 30, 2005 primarily represents the deferred income tax effects of the allowance for doubtful accounts on customer accounts receivable.

U.S. Cellular’s noncurrent deferred income tax assets and liabilities as of June 30, 2006 and December 31, 2005 and the underlying temporary differences are as follows:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Deferred Income Tax Asset
Net operating loss carryforward	$32,257	$30,381
Derivative instruments	—	9,475
Other	6,783	1,893
	$39,040	$41,749
Less valuation allowance	(19,710)	(16,858)
Total Deferred Income Tax Asset	$19,330	$24,891

Deferred Income Tax Liability
Property, plant and equipment	$277,076	$288,439
Licenses	287,308	274,404
Marketable equity securities	984	62,112
Partnership investments	57,245	60,603
Total Deferred Income Tax Liability	$622,613	$685,558
Net Deferred Income Tax Liability	$603,283	$660,667

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

The deferred income tax liability relating to current and noncurrent marketable equity securities totaled $58.4 million and $1.0 million, respectively, as of June 30, 2006. The deferred income tax liability related to noncurrent marketable equity securities totaled $62.1 million as of December 31, 2005. The December 31, 2005 balance of deferred income tax liability related wholly to noncurrent marketable equity securities. In the second quarter of 2006, $58.4 million of the deferred income tax liability related to marketable equity securities was reclassified from noncurrent to current and $8.0 million of the deferred income tax asset related to derivatives was reclassified from noncurrent to current. The foregoing amounts represent deferred income taxes calculated on the difference between the fair value and the tax basis of the marketable equity securities and derivatives.  Income taxes will be payable when U.S. Cellular disposes of the marketable equity securities.

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

As described in more detail in Notes 2 and 3 of the Notes to Consolidated Financial Statements included in Item 1 above, U.S. Cellular has established or participates in a long-term incentive plan and an employee stock purchase plan which are stock-based compensation plans. Prior to the first quarter of 2006, U.S. Cellular accounted for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations as allowed by SFAS No. 123, “Accounting for Stock Based Compensation,” (“SFAS 123”). Accordingly, prior to the first quarter of 2006, compensation cost for share-based payments was measured using the intrinsic value method as prescribed by APB 25. Under the intrinsic value method, compensation cost is measured as the amount by which the market value of the underlying equity instrument on the grant date exceeds the exercise price. Effective January 1, 2006, U.S. Cellular adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. In addition, U.S. Cellular applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) issued by the SEC in March 2005 in its adoption of SFAS 123(R).  Under the modified prospective transition method, compensation cost recognized during the six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of
SFAS 123(R).

Upon adoption of SFAS 123(R), U.S. Cellular elected to value its share-based payment transactions using a Black-Scholes valuation model.  This model requires assumptions regarding a number of complex and subjective variables. The variables in the model include, but are not limited to, U.S. Cellular’s expected stock price volatility over the term of the awards, expected forfeitures, time of exercise, risk-free interest rate and expected dividends.  Different assumptions could create materially different results. Under the provisions of SFAS 123(R), stock-based compensation cost recognized during the period is based on the portion of the share-based payment awards that are ultimately expected to vest.

Contingencies, Indemnities and Commitments

Contingent obligations, including indemnities, litigation and other possible commitments are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies,” which requires that an estimated loss be recorded if it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accordingly, those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in the financial statements. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been or will be incurred, even if the amount is not estimable. The assessment of contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of contingencies could materially impact the Consolidated Statements of Operations, the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

U.S. Cellular is billed for all services it receives from TDS, pursuant to the terms of various agreements between U.S. Cellular and TDS. The majority of these billings are included in U.S. Cellular’s selling, general and administrative expenses. Some of these agreements were established at a time prior to U.S. Cellular’s initial public offering when TDS owned more than 90% of U.S. Cellular’s outstanding capital stock and may not reflect terms that would be obtainable from an unrelated third party through arm’s-length negotiations. Such billings are based on expenses specifically identified to U.S. Cellular and on allocations of common expenses. Such allocations are based on the relationship of U.S. Cellular’s assets, employees, investment in plant and expenses to the total assets, employees, investment in plant and expenses of TDS. Management believes the method used to allocate common expenses is reasonable and that all expenses and costs applicable to U.S. Cellular are reflected in the accompanying financial statements. Billings to U.S. Cellular from TDS totaled $49.6 million and $41.2 million for the six months ended June 30, 2006 and 2005, respectively and $25.3 million and $21.8 million for the three months ended June 30, 2006 and 2005, respectively.

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

OTHER MATTERS

The SEC Division of Corporation Finance routinely sends public companies comment letters relating to their filings with the SEC. In September 2006, U.S. Cellular received a comment letter from the staff of the SEC regarding its review of the U.S. Cellular 2005 annual report on Form 10-K and quarterly report on Form 10-Q for the period ended March 31, 2006. The comments principally ask U.S. Cellular to provide additional information to the SEC and to make additional disclosures in its Forms 10-K and 10-Q on a prospective basis. U.S. Cellular intends to respond to the SEC’s comment letter as soon as practicable. There can be no assurance that the SEC will not have further comments or make additional requests for information or changes.

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

•                  Changes in accounting standards or changes in U.S. Cellular’s accounting policies, estimates or in the assumptions underlying the accounting estimates, including those described in Critical Accounting Policies and Estimates above, could have an adverse effect on U.S. Cellular’s financial condition or results of operations.

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

•                  Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions, changes in U.S. Cellular’s credit ratings or other factors could limit or restrict the availability of financing on terms acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development and acquisition programs.

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

•                  Material weaknesses in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or inadequate disclosures or fail to prevent fraud, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Long-term Debt

U.S. Cellular is subject to market risks due to fluctuations in interest rates and equity markets. The majority of U.S. Cellular’s long-term debt, excluding long-term debt related to the forward contracts, is in the form of long-term, fixed-rate notes with original maturities ranging up to 30 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. The long-term debt related to the forward contracts consists of both variable-rate debt and fixed-rate zero coupon debt. The variable-rate forward contracts require quarterly interest payments that are dependent on market interest rates. Increases in interest rates will result in increased interest expense. As of June 30, 2006, U.S. Cellular had not entered into any financial derivatives to reduce its exposure to interest rate risks.

Reference is made to the disclosure under Market Risk — Long Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2005, for additional information related to required principal payments, average interest rates, and estimated fair values of long-term debt.

Marketable Equity Securities and Derivatives

A subsidiary of U.S. Cellular maintains a portfolio of available-for-sale marketable equity securities which were obtained in connection with the sale of non-strategic investments.  The market value of these investments aggregated $222.3 million at June 30, 2006 and $225.4 million at December 31, 2005.  U.S. Cellular’s cumulative net unrealized holding gain, net of tax, included in Accumulated other comprehensive income in the Consolidated Balance Sheets totaled $39.3 million at June 30, 2006.

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

Deferred income taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and derivatives.  The deferred income tax liability related to current and noncurrent marketable equity securities totaled $58.4 million and $1.0 million, respectively, as of June 30, 2006. The deferred income tax liability, related to marketable equity securities all of which were noncurrent, totaled $62.1 million as of December 31, 2005. At June 30, 2006, the deferred income tax assets related to derivatives, included in current liabilities, totaled $8.0 million. At December 31, 2005, the deferred income tax asset related to derivatives included in deferred liabilities, totaled $9.5 million.

In the second quarter of 2006, $58.4 million of the deferred income tax liability, related to marketable equity securities, was reclassified from noncurrent to current and $8.0 million of the deferred income tax asset, related to derivatives, was reclassified from noncurrent to current.

The forward contracts related to Vodafone ADRs held by U.S. Cellular mature in May 2007. Accordingly, the Vodafone ADRs are classified as Current Assets and the related forward contracts and derivative liability are classified as Current Liabilities in the Consolidated Balance Sheet at June 30, 2006.  The associated deferred income tax assets and liabilities are also classified as current at June 30, 2006.

The following table summarizes certain details related to the contracted securities as of June 30, 2006.

Collar (1)
			Downside		Upside		Loan
			Limit		Potential		Amount
Security	Shares		(Floor)		(Ceiling)		(000s)
Vodafone	10,245,370	(2)	$15.0 - $16.07	7	$20.00 - $21.4	4	$159,856

(1)          The per share amounts represent the range of floor and ceiling prices of the Vodafone shares monetized.

(2)          See “LIQUIDITY AND CAPITAL RESOURCES” above for a discussion of the Special Distribution and Share Consolidation related to the Vodafone ADRs that was effected on July 28, 2006. As a result of the Share Consolidation, the number of shares underlying the ADRs was reduced from 10,245,370 to 8,964,698. The collars also were adjusted as a result of the Special Distribution and Share Consolidation. After adjustment, the collars had downside limits (floor) ranging from $17.22 to $18.37 and upside potentials (ceiling) ranging from $17.22 to $19.11.

The following analysis presents the hypothetical change in the fair value of marketable equity securities and derivative instruments at June 30, 2006, using the Black-Scholes model, assuming hypothetical price fluctuations of plus and minus 10%, 20% and 30%. The table presents hypothetical information as required by SEC rules. Such information should not be inferred to suggest that U.S. Cellular has any intention of selling any marketable equity securities or canceling any derivative instruments.

(Dollars in millions)	Valuation of investments assuming indicated decrease			March 31, 2006	Valuation of investments assuming indicated increase
	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Marketable Equity Securities	$155.6	$177.8	$200.1	$222.3	$244.5	$266.8	$289.0
Derivative Instruments (1)	15.3	3.0	(9.6)	(21.9)	(40.4)	(58.9)	(78.7)

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that U.S. Cellular’s disclosure controls and procedures were not effective as of June 30, 2006, at the reasonable assurance level, because of the material weaknesses described below.  Notwithstanding the material weaknesses that existed as of June 30, 2006, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operation and cash flows of U.S. Cellular and its subsidiaries in conformity with accounting principles generally accepted in the United States of America.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2005, which continued to exist as of June 30, 2006:

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

•                  Enhancements and additions to technical accounting personnel

•                  TDS — a Vice President and Assistant Corporate Controller was hired in the second quarter of 2005; a Manager, Accounting and Reporting was added in the second quarter of 2005 and a Manager, External Reporting was added in the third quarter of 2005. TDS provides shared services to U.S. Cellular including assistance on technical accounting issues and external financial reporting.

•                  U.S. Cellular — a Vice President and Controller was hired in the second quarter of 2005 and was designated as U.S. Cellular’s principal accounting officer in the third quarter of 2005; a Director, Operations Accounting was hired in the second quarter of 2005 and a Manager, Accounting Policy was added in the first quarter of 2005.

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

Management is currently addressing each of the material weaknesses in internal control over financial reporting and is committed to remediating them as expeditiously as possible. Further, management is undertaking a multi-year program to improve and increase automation of financial reporting and other finance functions. Management will devote significant time and resources to the remediation effort. Management’s remediation plans include the following:

•                  Review of Existing Internal Control Over Financial Reporting — U.S. Cellular has engaged external consultants to assist in reviewing its existing internal control over financial reporting with the intent of improving the design and operating effectiveness of controls and processes. Such improvements will include the development and enhancement of written accounting policies and procedures as well as communication thereof. In addition, management has currently enhanced controls related to certain of the items that resulted in the restatement of U.S. Cellular’s interim and annual consolidated financial statements as discussed above.

•                  Training — Management has engaged external consultants to assist U.S. Cellular in developing and implementing a training program specific to the needs of accounting personnel.

•                  Recruiting — U.S. Cellular made several key additions to its technical accounting personnel in 2005, as discussed above. In addition, U.S. Cellular has added, and is actively recruiting to fill, several new director, manager and staff level positions which will enhance the overall level of technical expertise and enable improvements in controls and processes. In the second quarter of 2006, U.S. Cellular hired a new Director, Accounting Policy and Reporting.

•                  Financial Infrastructure — In late 2005, the Finance Leadership Team, consisting of key finance leaders from each of TDS’s business units and Corporate headquarters, commenced a Financial Infrastructure initiative. This multi-year initiative is focused on longer-term improvements in key financial processes and support systems, with an emphasis on simplification of the financial reporting structure, automation, preventive controls versus detective controls, and system-based controls versus manual controls.

•                  Income Tax Accounting — TDS provides shared services to U.S. Cellular including assistance with accounting for income taxes. TDS has engaged external tax advisors to assist in enhancing controls with respect to monitoring the difference between the income tax basis and financial reporting basis of assets and liabilities and reconciling the difference to the deferred income tax asset and liability balances. The scope of this project encompasses controls over income taxes on a TDS enterprise-wide basis, including U.S. Cellular. In addition, TDS is in the process of implementing tax provision software which it believes will enhance its internal controls related to income taxes on a TDS enterprise-wide basis, including U.S. Cellular.

•                  Leases — In 2005, U.S. Cellular began implementation of a new real estate management system.  Implementation of additional system functionality and related supporting processes and procedures in 2006 will enhance controls related to the administration, accounting and reporting for leases, including controls related to the accuracy, completeness and disclosure of future minimum rental payments and the calculation of straight-line rent expense.

Changes in Internal Control Over Financial Reporting

There were no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect U.S. Cellular’s internal control over financial reporting. However, as discussed immediately above, Management is currently taking a number of steps to address each of the material weaknesses in internal control over financial reporting and is committed to remediating them.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

U.S. Cellular is involved in a number of legal proceedings before the FCC and various state and federal courts. In some cases, the litigation involves disputes regarding rights to certain wireless telephone systems and other interests. If U.S. Cellular believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss. If only a range of probable loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. The assessment of legal proceedings is a highly subjective process that requires judgments about future events. The legal proceedings are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of proceedings may differ materially from amounts accrued in the financial statements and could have a material effect on U.S. Cellular’s financial condition, results of operations or cash flows.

Item 1A.   Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2005, which could materially affect U.S. Cellular’s business, financial condition or future results of operations. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2005, may not be the only risks facing U.S. Cellular.  Additional unidentified or unrecognized risks and uncertainties may materially adversely affect U.S. Cellular’s business, financial condition results of operations. Subject to the foregoing, U.S. Cellular has not identified for disclosure any material changes to the risk factors previously disclosed in U.S. Cellular’s Form 10-K for the year ended December 31, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides certain information with respect to all purchases of U.S. Cellular Common Shares made by or on behalf of U.S. Cellular, and any open market purchases of U.S. Cellular Common Shares made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, during the quarter covered by this Form 10-Q.

U.S. CELLULAR PURCHASES OF COMMON SHARES

	(a)	(b)	(c)	(d)
Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1 — 30, 2006	—	$—	—	164,150
May 1 — 31, 2006	—	—	—	164,150
June 1 — 30, 2006	—	—	—	164,150
Total for or as of end of the quarter ended 6/30/06	—	$—	—	164,150

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

ii.               The share amount originally approved was up to 1% of the number of outstanding Common Shares of U.S. Cellular not held by TDS or any affiliate thereof in any six month period. As of June 30, 2006, this would permit U.S. Cellular to acquire up to 164,150 common shares in a three-month period based on the number of unaffiliated Common Shares outstanding on such date, less the number of shares purchased within three months prior to any specific purchase.

iii.            There is no expiration date for the program.

iv.           No common share repurchase program has expired during the second quarter of 2006.

v.              U.S. Cellular has not determined to terminate the foregoing common share repurchase program prior to expiration, or to cease making further purchases thereunder, during the second quarter of 2006.

Item 5.   Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 - Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular has borrowed $105.0 million under its Revolving Credit Facility as of June 30, 2006.  The borrowings occurred throughout the first half of 2006.  U.S. Cellular anticipates repaying such borrowings with future cash flows from operating activities or long-term debt financing.  As of June 30, 2006, the notes range in maturity dates from five days to 17 days and bear interest at rates ranging from 5.80% to 5.98%.  The notes can be renewed when they come due based on the London InterBank Offered Rate (“LIBOR”) plus a contractual spread, the applicable spread is 60 basis points at June 30, 2006.  The notes were used primarily to fund the general obligations of U.S. Cellular.

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

Exhibit 23.1 — Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

Exhibit 31.1 — Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 — Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 — Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 — Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in U.S. Cellular’s Form 10-K for the year ended December 31, 2005.  Reference is made to U.S. Cellular’s Form 10-K for the year ended December 31, 2005 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded by the exhibits included above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date October 10, 2006	/s/ John E. Rooney
John E. Rooney
President and
Chief Executive Officer

Date October 10, 2006	/s/ Kenneth R. Meyers
Kenneth R. Meyers
Executive Vice President-Finance,
Chief Financial Officer and Treasurer

Date October 10, 2006	/s/ Steven T. Campbell
Steven T. Campbell
Vice President and Controller
(Principal Accounting Officer)

Signature page for the U.S. Cellular 2006 Second Quarter Form 10-Q