Form 10-K/A
period 2005-12-31
UNITED STATES CELLULAR CORP
filed 2007-02-23
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

Exchange Act.	Yes ☐	No ☒

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐No ☒

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

Explanatory Note

United States Cellular Corporation (“U.S. Cellular”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2005 (“Form 10-K/A”), which was originally filed with the Securities and Exchange Commission (“SEC”) on July 28, 2006 (“Original Form 10-K”), to amend Item 1 “Business,” Item 2 “Properties,” Item 6 “Selected Financial Data,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” Item 8 “Financial Statements and Supplementary Data,” Item 9A “Controls and Procedures,” and Item 15 “Exhibits and Financial Statement Schedules.”

As discussed in Note 1 to the Consolidated Financial Statements, U.S. Cellular and its audit committee concluded on November 6, 2006, that U.S. Cellular would amend its Annual Report on Form 10-K for the year ended December 31, 2005 to restate its consolidated financial statements and financial information for each of the three years in the period ended December 31, 2005, including quarterly information for 2005 and 2004, and certain selected financial data for 2002. U.S. Cellular and its audit committee also concluded that U.S. Cellular would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the consolidated financial statements and financial information included therewith.

The restatement adjustments are described below.

•                  Forward contracts and related derivative instruments - In reviewing the accounting and disclosure of its prepaid forward contracts, U.S. Cellular concluded that its continued designation of the embedded collars within the forward contracts as cash flow hedges of marketable equity securities was not appropriate.  U.S. Cellular did not contemporaneously de-designate, re-designate, and assess hedge effectiveness when the embedded collars were contractually modified for differences between the actual and expected dividend rates on the underlying securities in 2002.  As a result, the embedded collars no longer qualified for cash flow hedge accounting treatment upon the modification of the terms of the collars for changes in dividend rates and, from that point forward, must be accounted for as derivative instruments that do not qualify for cash flow hedge accounting treatment.  Accordingly, all changes in the fair value of the embedded collars from the time of the contractual modification of each collar must be recognized in the statement of operations.  The restatement adjustments represent reclassifications of unrealized gains or losses related to changes in the fair value of the embedded collars from other comprehensive income or loss, included in common shareholders’ equity, to the statement of operations.

•                  Contracts with maintenance and support services – U.S. Cellular entered into certain equipment and software contracts that included maintenance and support services. In one case, U.S. Cellular did not properly allocate expenditures between equipment purchases and maintenance and support services. In other cases, U.S. Cellular did not properly record fees for maintenance and support services over the specified term of the agreement. The restatement adjustments properly record property, plant and equipment, related depreciation expense and fees for maintenance and support services in the correct periods.

•                  Classification of Asset Retirement Obligation on the Statement of Cash Flows – The additions to property, plant and equipment and other deferred liabilities representing additional asset retirement obligations (“ARO”) should be treated as non-cash items in the statement of cash flows.  From 2004 through the second quarter of 2006, U.S. Cellular included additional ARO liabilities as a change in other assets and liabilities in cash flows from operating activities and the increase in the ARO asset balance as a capital expenditure in cash flows from investing activities resulting in an overstatement of cash flows from operating activities and an overstatement of cash flows required by investing activities.  In the restatement, adjustments were recorded in the statement of cash flows to offset the change in ARO liabilities against the ARO asset.

•                  Income taxes – U.S. Cellular is included in a consolidated federal income tax return with other members of the TDS consolidated group.  In the restatement, U.S. Cellular adjusted its income tax expense, income taxes payable, goodwill, deferred income tax assets and liabilities and related disclosures for the years ended December 31, 2005, 2004, 2003 and 2002 for items identified based on its annual analysis reconciling its 2005 income tax expense and income tax balance sheet accounts as determined in its comparison of the 2005 year-end income tax provision to the 2005 federal and state income tax returns. These adjustments included corrections for certain accounts that had not previously been included in the financial reporting basis used in determining the cumulative temporary differences in computing deferred income tax assets and liabilities, as well as adjustments to certain cumulative temporary differences that had historically been incorrectly associated with operating license assets which, in this restatement, have been correctly classified as investments in partnership assets.  Accordingly, the company has adjusted the deferred tax liabilities related to these assets.  Goodwill was adjusted to record the income tax effect of the difference between the financial reporting basis and the income tax basis of certain acquisitions made prior to 2004.

•                  Property, plant and equipment – U.S. Cellular did not properly record certain transfers and disposals of equipment removed from service.  Also, U.S. Cellular did not properly record depreciation expense for certain leasehold improvements and other equipment due to the use of incorrect asset lives.  The restatement adjustments properly record equipment disposals and depreciation expense in the correct amounts and periods.

•                  Other items – In addition to the adjustments described above, U.S. Cellular recorded a number of other adjustments to correct and record revenues, expenses and equity in earnings of unconsolidated entities in the periods in which such revenues, expenses and equity in earnings of unconsolidated entities were earned or incurred. Adjustments were also made to correct certain balance sheet amounts.  These individual adjustments were not material.

In connection with the restatement, U.S. Cellular concluded that certain material weaknesses existed in its internal control over financial reporting. See Part II – Item 9A “Controls and Procedures.”

For the convenience of the reader, this Form 10-K/A sets forth the Original Form 10-K, as amended hereby, in its entirety. However, this Form 10-K/A amends and restates only Items 1, 2, 6, 7, 7A, 8, 9A and 15 of the Original Form 10-K, in each case solely as a result of and to reflect the adjustments discussed above and more fully in Note 1 of the accompanying consolidated financial statements, and no other information in the Original Form 10-K is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the Original Form 10-K, or to modify or update those disclosures affected by other subsequent events. In particular, forward-looking statements included in the Form 10-K/A represented management’s views as of the date of filing of the Original Form 10-K for the year ended December 31, 2005 on July 28, 2006. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by U.S. Cellular’s principal executive officer and principal financial officer are being filed with this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2. In addition, Exhibits 23.1 and 23.2 have been amended to contain currently-dated consents of independent registered public accounting firms.

CROSS REFERENCE SHEET

AND

TABLE OF CONTENTS

		Page Number or Reference(1)
Part I
Item 1.	Business	2
Item 1A.	Risk Factors	32
Item 1B.	Unresolved Staff Comments	44
Item 2.	Properties	44
Item 3.	Legal Proceedings	44
Item 4.	Submission of Matters to a Vote of Security Holders	44
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	45	(2)
Item 6.	Selected Financial Data	46	(3)
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46	(4)
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	46	(5)
Item 8.	Financial Statements and Supplementary Data	46	(6)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	46
Item 9A.	Controls and Procedures	46
Item 9B.	Other Information	50
Part III
Item 10.	Directors and Executive Officers of the Registrant	51	(7)
Item 11.	Executive Compensation	51	(8)
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	51	(9)
Item 13.	Certain Relationships and Related Transactions	51	(10)
Item 14.	Principal Accountant Fees and Services	51	(11)
Part IV
Item 15.	Exhibits and Financial Statement Schedules	52

(1)                                  Parenthetical references are to information incorporated by reference from Exhibit 13 hereto , which includes portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2005 (“Annual Report”) and from Exhibit 99.1 hereto, which includes portions of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2006 Annual Meeting of Shareholders (“Proxy Statement”).

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

Auction 66.U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which may participate in the auction of wireless spectrum designated by the FCC as Auction 66, which is scheduled to begin in August 2006. Barat Wireless intends to qualify as a “designated entity” and be eligible for discounts with respect to spectrum purchased in Auction 66.

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

Sales and Exchanges of Wireless Interests.On December 19, 2005, U.S. Cellular completed an exchange of certain wireless interests and operations pursuant to an agreement with ALLTEL Communications, Inc. Under the agreement, U.S. Cellular acquired fifteen rural service area (“RSA”) markets in Kansas and Nebraska in exchange for two RSA markets in Idaho and $58.1 million in cash, including a preliminary working capital adjustment. U.S. Cellular recorded a pre-tax gain of $44.7 million on the exchange. The gain represented the excess of the fair value of assets acquired and liabilities assumed over the sum of cash and net carrying value of assets and liabilities delivered in the exchange.

In addition, in 2005, U.S. Cellular purchased a controlling interest in one wireless property and certain minority interests in wireless markets in which it already owned a controlling interest for $6.9 million in cash.

Pending Wireless Matter.U.S. Cellular owns approximately 14% of Midwest Wireless Communications, LLC, which holds FCC licenses and operates certain wireless markets in southern Minnesota. U.S. Cellular accounts for this interest using the equity method. This interest is convertible into an interest of approximately 11% in Midwest Wireless Holdings, LLC, a privately-held wireless telecommunications company that controls Midwest Wireless Communications. Midwest Wireless Holdings, through other subsidiaries, also holds FCC licenses and operates certain wireless markets in northern and eastern Iowa and western Wisconsin.

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

By letter dated December 30, 2005, Midwest Wireless Holdings was advised on behalf of U.S. Cellular that U.S. Cellular was entitled to exercise certain rights of first refusal with respect to Midwest Wireless Holdings’ interest in Midwest Wireless Communications and demanded that Midwest Wireless Holdings take all steps to afford U.S. Cellular its rights of first refusal. On January 12, 2006, U.S. Cellular filed a lawsuit against Midwest Wireless Holdings and Midwest Wireless Communications seeking, among other things, to enforce such rights. On January 25, 2006, Midwest Wireless Holdings and Midwest Wireless Communications filed an answer denying U.S. Cellular’s claims, alleging counterclaims of breach of contract and tortious interference with contractual relations and asking for declaratory relief and unspecified damages and costs. A trial on the merits of U.S. Cellular’s claim to be entitled to first refusal rights was held from May 10-12, 2006. On June 7, 2006, the court denied U.S. Cellular’s right of first refusal. As a result of the court’s ruling the counterclaims have been rendered moot.

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

The net aggregate carrying value of U.S. Cellular’s investments in Midwest Wireless Communications and Midwest Wireless Holdings was approximately $24.9 million at December 31, 2005.

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
Muncie, IN 10MHz B Block # (5)
Anderson, IN 10MHz B Block # (5)
Lafayette, IN 10MHz B Block #
Columbus, IN 10MHz B Block # (5)

	Current or
	Future
	Percentage	2004 Total
Market Area/Market	Interest (1)	Population (2)

Warren (IN 5) *	33.33
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
Mitchell (IA 13)
Audubon (IA 7)
Union (IA 2)
Fort Dodge, IA 10MHz D Block # (5)
Burlington, IA-IL-MO 10MHz E Block #
Clinton, IA-IL 10MHz E Block #
Davenport, IA-IL 10MHz E Block #
Des Moines, IA 10MHz D Block #
Iowa City, IA 10MHz E Block #
Ottumwa, IA 10MHz E Block #
		2,736,000

Nebraska/Iowa
Omaha, NE-IA 10 MHz A Block #
Lincoln, NE 10MHz F Block #
Boone (NE 5)
Knox (NE 3)
Keith (NE 6)
Hall (NE 7)
Cass (NE 10)

	Current or
	Future
	Percentage	2004 Total
Market Area/Market	Interest (1)	Population (2)

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
Buckingham (VA 7)
Tazewell (VA 2) (3)
Bath (VA 5)
		2,858,000

West Virginia/Maryland/Pennsylvania
Monongalia (WV 3) *
Raleigh (WV 7) *
Grant (WV 4) *
Hagerstown, MD *
Tucker (WV 5) *
Cumberland, MD *
Bedford (PA 10) * (3)
Garrett (MD 1) *
		1,170,000
TOTAL MID-ATLANTIC MARKET AREA		9,325,000

MAINE/NEW HAMPSHIRE/VERMONT MARKET AREA:
Portland-Brunswick, ME 10MHz A Block #
Burlington, VT 10MHz D Block #
Manchester-Nashua, NH	96.66
Carroll (NH 2)
Coos (NH 1) *
Kennebec (ME 3)
Bangor, ME	97.57
Somerset (ME 2)

	Current or
	Future
	Percentage	2004 Total
Market Area/Market	Interest (1)	Population (2)

Addison (VT 2) * (3)
Lewiston-Auburn, ME	88.45
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

(7)                   These licensed areas represent personal communications service spectrum that overlaps similar personal communications service spectrum U.S. Cellular currently owns. As a result, neither these markets nor their respective total population amounts are included in the total markets and total population amounts discussed throughout this Form 10-K/A.

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

(10)             U.S. Cellular owns approximately 14% of Midwest Wireless Communications, LLC, which holds FCC licenses in these licensed areas. This interest is convertible into an interest of approximately 11% in Midwest Wireless Holdings, LLC, a privately-held wireless telecommunications company that controls Midwest Wireless Communications. Midwest Wireless Holdings, through other subsidiaries, also holds FCC licenses and operates certain wireless markets in northern and eastern Iowa and western Wisconsin. In addition, U.S. Cellular owns 49% of an entity which owns approximately 2.9% of Midwest Wireless Holdings. The Current and Acquirable Population Equivalents shown represent an aggregation of the population equivalents U.S. Cellular owns, directly and indirectly, through its interests in Midwest Wireless Communications and Midwest Wireless Holdings. U.S. Cellular’s ownership interests in these licensed areas may be sold pursuant to an agreement between the controlling interest holder in the entity in which U.S. Cellular owns its interests and another third party. See “Wireless Systems Development – Pending Wireless Matter.”

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

Recent Events - E-911. There are certain ongoing regulatory proceedings before the FCC which are of particular importance to the wireless industry. In one proceeding, the FCC has imposed enhanced wireless 911, or E-911, regulations on wireless carriers. The rules require wireless carriers to provide increasingly detailed information about the location of E-911 callers in two phases. The obligation of a wireless carrier to provide this information is triggered by a qualifying request from state or local public safety agencies that handle 911 calls in the markets served by the wireless carrier. In phase one, which has been required since April 1998, wireless carriers are required to identify the location of the cell site from which a wireless call has been made and the E-911 caller’s phone number. U.S. Cellular has provided this information on a timely basis in compliance with the FCC’s rules in most but not all of its markets.

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

Recent Events— Hearing Aid Compatibility. In September, 2005, FCC rules requiring that digital wireless handsets be compatible with certain types of hearing aids became applicable to U.S. Cellular. U.S. Cellular is compliant with those requirements and expects to comply with future hearing aid requirements.

Recent Events — Automatic Roaming. In November, 2005, comments were filed concerning whether the FCC should adopt a rule requiring wireless carriers to allow other wireless carriers’ customers to “roam” on their systems “automatically,” that is by prior agreement between carriers. It is argued that without this protection, smaller and regional carriers will be at a competitive disadvantage relative to the national carriers. An FCC decision is expected in 2006.

Recent Events — Truth in Billing. On March 18, 2005, the FCC released an Order and Notice of Proposed Rulemaking (“NPRM”) which adopted rules to regulate the wording of wireless carrier bills but did not adopt the more extensive rules requested by the National Association of State Utility Consumer Advocates (“NASUCA”). The order also preempted state regulation of wireless billing. The NPRM, upon which the FCC has not acted, will impose additional requirements on wireless billing.The order became effective on August 25, 2005, and is now the subject of an appeal by NASUCA and other parties. Any reversal of the FCC action by the courts would be adverse to wireless carriers.

Recent Events — Early Termination Fees. On May 18, 2005, the FCC issued two public notices seeking comment on whether wireless “early termination fees” are to be considered a “rate” under Section 332 of the Act and thus exempt from state regulation and/or state consumer class action or other lawsuits. FCC action is expected in 2006, and it would be in the interest of wireless carriers for the FCC to rule that such fees are in fact a wireless “rate.”

Recent Events— Outage Reporting. The FCC has adopted rules, which took effect in January 2005, which require wireless carriers to report system “outages” affecting more than 30,000 customers for more than 30 minutes. Previously wireless carriers had not been subject to such requirements. U.S. Cellular is in compliance with the new requirements.

Recent Events — Public Safety Frequency Interference. Cellular licensees and public safety entities operate on neighboring frequencies in the 800 megahertz band. The FCC has adopted new rules which require cellular telephone licensees to notify potentially affected public safety agencies which request such notice of the construction of new cell sites or modification of existing cell sites prior to the time such cell sites are placed in operation. Also, as part of those rules, the FCC has adopted a new technical standard for determining when wireless systems are causing “unacceptable interference” to public safety licensees and new procedures for resolving interference complaints. U.S. Cellular has instituted procedures to comply with these new rules.

Recent Events — Customer Proprietary Network Information (“CPNI”). FCC rules require all carriers to safeguard the CPNI of their customers and prevent its disclosure to any person not authorized by the customer to possess such information. CPNI is information relating to a customer’s telephone usage, such as numbers called and numbers from which calls were received. Wireless carriers may themselves use CPNI to market additional wireless services to customers without their prior consent but must obtain such consent to market non-wireless services. The CPNI issue has become prominent recently in light of disclosures of unauthorized persons coming into possession, through fraudulent means, of the customer telephone records of certain wireless carriers and then selling such information. The FCC and United States Congress are now considering additional regulatory and legislative action to safeguard CPNI. U.S. Cellular has had procedures in place to protect customer CPNI from unauthorized disclosure in the past, but has updated those procedures to ensure compliance with all relevant CPNI requirements.

Recent Events – Migratory Birds. For some years, conservation groups have sought FCC action concerning the alleged harm done by FCC licensed towers to migratory birds. The FCC has not acted on these requests. On April 12, 2006, the FCC denied a request from those groups that it require the preparation of retroactive environmental assessments for thousands of towers previously constructed in the Gulf Coast region. However, the FCC also at that time stated it would adopt a Notice of Proposed Rulemaking later in 2006 dealing with migratory bird issues. Moreover, a petition for writ of mandamus asking court action to compel the FCC to act on migratory bird issues is pending in the Court of Appeals, which heard oral arguments concerning it on April 6, 2006. Any action by the FCC to restrict tower construction owing to concern over migratory birds would be unfavorable to U.S. Cellular and other wireless carriers.

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

Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in Net deferred income tax liability on the Consolidated Balance Sheets. Such net deferred income tax liability totaled $62.1 million at December 31, 2005 and $85.6 million at December 31, 2004. These deferred tax liabilities are partially offset by deferred tax assets for the derivatives of $9.5 million at December 31, 2005 and $26.0 million at December 31, 2004.

A subsidiary of U.S. Cellular has entered into a number of forward contracts with counterparties related to the Vodafone marketable equity securities that it holds. U.S. Cellular has provided guarantees to the counterparties which provide assurance that all principal and interest amounts are paid upon settlement of the contracts by such subsidiary. The economic hedge risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”). The downside limit of the Vodafone securities is hedged at a range of $15.07 to $16.07 per share, which is at or above the cost basis of the securities. The upside potential is a range of $20.00 to $21.44 per share.

Under the terms of the forward contracts, U.S. Cellular continues to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts mature in May 2007 and, at U.S. Cellular’s option, may be settled in shares of the security or in cash, pursuant to formulas that “collar” the price of the shares. The collars effectively limit U.S. Cellular’s downside risk and upside potential on the contracted shares. The collars are typically contractually adjusted for any changes in dividends on the underlying shares. If the dividend increases, the collar’s upside potential is typically reduced. If the dividend decreases, the collar’s upside potential is typically increased. If U.S. Cellular elects to settle in shares, it will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized though maturity. If U.S. Cellular elects to settle in cash, it will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula.

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

Restatement. As discussed in Note 1 to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A, U.S. Cellular and its audit committee concluded on November 6, 2006, that U.S. Cellular would amend its Annual Report on Form 10-K for the year ended December 31, 2005 to restate its consolidated financial statements and financial information for each of the three years in the period ended December 31, 2005, including quarterly information for 2005 and 2004, and certain selected financial data for 2002. U.S. Cellular and its audit committee also concluded that U.S. Cellular would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the consolidated financial statements and financial information included therewith. The restatement adjustments include adjustments related to U.S. Cellular’s prepaid forward contracts.

In reviewing the accounting and disclosure of its prepaid forward contracts, U.S. Cellular concluded that its continued designation of the embedded collars within the forward contracts as cash flow hedges of marketable equity securities was not appropriate.  U.S. Cellular did not contemporaneously de-designate, re-designate and assess hedge effectiveness when the embedded collars were contractually modified for differences between the actual and expected dividend rates on the underlying securities beginning in 2002.  As a result, the embedded collars no longer qualified for cash flow hedge accounting treatment upon the modification of the terms of the collars for changes in dividend rates and, from that point forward, must be accounted for as derivative instruments that do not qualify for cash flow hedge accounting treatment.  Accordingly, all changes in the fair value of the embedded collars from the time of the modification of each collar must be recognized in the statement of operations.  The restatement adjustments primarily represent reclassifications of unrealized gains or losses related to changes in the fair value of the embedded collars from other comprehensive income or loss, included in common stockholders’ equity, to the statement of operations.

Employees

U.S. Cellular had approximately 7,700 full-time and part-time employees as of June 30, 2006. None of U.S. Cellular’s employees is represented by a labor organization. U.S. Cellular considers its relationship with its employees to be good.

Item 1A. Risk Factors

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Annual Report on Form 10-K/A, including exhibits, contains statements that are not based on historical fact and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that U.S. Cellular intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include those set forth below under “Risk Factors” in this Form 10-K/A. However, the factors described under “Risk Factors” are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.U.S. Cellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the following risk factors and other information contained in, or incorporated by reference into, this Form 10-K/A to understand the material risks relating to U.S. Cellular’s business.

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

Sources of competition to U.S. Cellular’s business typically include three to five competing wireless telecommunications service providers in each market, wireline telecommunications service providers, resellers (including mobile virtual network operators) and providers of other alternate telecommunications services. Many of U.S. Cellular’s wireless competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than U.S. Cellular.

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

U.S. Cellular has reported amounts with respect to future contractual obligations under the caption “Contractual Obligations” in its Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K/A. The actual amounts disbursed in the future may differ materially from these currently reported amounts due to various factors, including early redemptions of debt or repurchases of debt, issuances of debt, changes in prepaid forward contracts, changes in operating leases, changes in purchase obligations or other factors or developments.

Changes in accounting standards or U.S. Cellular’s accounting policies, estimates and/or in the assumptions underlying the accounting estimates, including those described under U.S. Cellular’s Application of Critical Accounting Policies and Estimates, could have an adverse effect on U.S. Cellular’s financial condition or results of operations.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from estimates under different assumptions or conditions. U.S. Cellular has described certain critical accounting policies and estimates under the caption “Critical Accounting Policies and Estimates” in its Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K/A. Changes in accounting standards or U.S. Cellular’s accounting policies, estimates and/or in the assumptions underlying the accounting estimates could have an adverse effect on U.S. Cellular’s financial condition and results of operations.

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

As part of U.S. Cellular’s operating strategy, U.S. Cellular may expand the markets in which it operates through the acquisition of other telecommunications service providers, the acquisition of selected licenses or operating markets from such providers or through direct investment. The acquisition of additional businesses will depend on U.S. Cellular’s ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance any such acquisitions. U.S. Cellular will also be subject to competition for suitable acquisition candidates. Any acquisitions, if made, could divert the resources and management time of U.S. Cellular and would require integration with U.S. Cellular’s existing business operations and services. As a result, there can be no assurance that any such acquisitions will occur or that any such acquisitions, if made, would be made in a timely manner or on terms favorable to U.S. Cellular or would be successfully integrated into U.S. Cellular’s operations. These transactions commonly involve a number of risks, including:

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

Financial difficulties of U.S. Cellular’s key suppliers or vendors, or termination or impairment of U.S. Cellular’s relationships with such suppliers or vendors, could result in a delay or termination of U.S. Cellular’s receipt of equipment or services, which could adversely affect U.S. Cellular’s business and results of operations.

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

U.S. Cellular’s operating results may be subject to factors which are outside of U.S. Cellular’s control, including changes in general economic and business conditions, both nationally and in the markets in which U.S. Cellular operates.Such factors could have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, U.S. Cellular is required to furnish a report of management’s assessment of the design and effectiveness of its internal control over financial reporting as part of its Form 10-K filed with the SEC. The independent auditors of U.S. Cellular are required to attest to, and report on, management’s assessment and the effectiveness of internal control over financial reporting.  U.S. Cellular management is also required to report on the effectiveness of U.S. Cellular’s disclosure controls and procedures. As disclosed in this Form 10-K/A, U.S. Cellular management has identified material weaknesses in internal control over financial reporting and, accordingly, has determined that internal control over financial reporting was not effective at December 31, 2005. Reference is made to Item 9A of this Form 10-K/A for a description of such material weaknesses and deficiencies in the effectiveness of internal control over financial reporting. Such material weaknesses and deficiencies in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or fail to prevent fraud, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations. Further, if U.S. Cellular does not remediate any known material weaknesses, it could be subject to sanctions or investigation by regulatory authorities such as the SEC, it could fail to timely meet its regulatory reporting obligations, or investor perceptions could be negatively affected; each of these potential consequences could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

U.S. Cellular and TDS have entered into contractual arrangements governing certain transactions and relationships between them. These agreements were executed prior to the initial public offering of the U.S. Cellular’s Common Shares and were not the result of arm’s-length negotiations. Accordingly, there is no assurance that the terms and conditions of these agreements are as favorable to U.S. Cellular as could have been obtained from unaffiliated third parties. See “Certain Relationships and Related Transactions” in this Form 10-K/A.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The properties for mobile telephone switching offices, cell sites and retail locations are either owned or leased under long-term leases by U.S. Cellular, one of its subsidiaries or the partnership or corporation which holds the construction permit or license. U.S. Cellular has not experienced major problems with obtaining zoning approval for cell sites or operating facilities and does not anticipate any such problems in the future which are or will be material to U.S. Cellular and its subsidiaries as a whole. U.S. Cellular’s investment in property is small compared to its investment in licenses, goodwill and wireless system equipment. As of December 31, 2005, U.S. Cellular’s property, plant and equipment, net of accumulated depreciation, totaled $2,553.0 million.

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

Item 6. Selected Financial Data

Incorporated by reference from Exhibit 13 to this Form 10-K/A, Annual Report section entitled “Selected Consolidated Financial Data,” except for ratios of earnings to fixed charges, which are incorporated herein by reference from Exhibit 12 to this Form 10-K/A.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference from Exhibit 13 to this Form 10-K/A, Annual Report section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference from Exhibit 13 to this Form 10-K/A, Annual Report section entitled “Market Risk.”

Item 8. Financial Statements and Supplementary Data

Incorporated by reference from Exhibit 13 to this Form 10-K/A, Annual Report sections entitled “Consolidated Statements of Operations,” “Consolidated Statements of Cash Flows,” “Consolidated Balance Sheets,” “Consolidated Statements of Common Shareholders’ Equity,” “Notes to Consolidated Financial Statements,” “Consolidated Quarterly Information (Unaudited),” “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, management concluded that U.S. Cellular’s disclosure controls and procedures were not effective as of December 31, 2005, at the reasonable assurance level, because of the material weaknesses described below. Notwithstanding the material weaknesses that existed as of December 31, 2005, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, the financial position, results of operation and cash flows of U.S. Cellular and its subsidiaries in conformity with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control Over Financial Reporting (Restated)

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

Under the supervision and with the participation of U.S. Cellular’s management, including its Chief Executive Officer and Chief Financial Officer, U.S. Cellular conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in U.S. Cellular’s internal control over financial reporting as of December 31, 2005:

1.               U.S. Cellular did not have a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the financial reporting requirements and the complexity of U.S. Cellular’s operations and transactions. Further, U.S. Cellular did not have a sufficient number of qualified personnel to create, communicate and apply accounting policies and procedures in compliance with accounting principles generally accepted in the United States of America (GAAP). This control deficiency contributed to the material weaknesses discussed in items 2, 3, 4 and 5 below and the restatement of U.S. Cellular’s annual consolidated financial statements for 2005, 2004, 2003 and 2002, the interim consolidated financial statements for all quarters in 2005, 2004 and 2003, the interim consolidated financial statements for the first and second quarters of 2006, as well as adjustments, including audit adjustments, to the 2006 and 2005 third quarter interim consolidated financial statements and the 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all accounts and disclosures that would result in a material misstatement to U.S. Cellular’s interim or annual consolidated financial statements that would not be prevented or detected.

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

4.     U.S. Cellular did not maintain effective controls over accounting for prepaid forward contracts and related bifurcated embedded derivative instruments.  Specifically, effective controls were not designed and in place to de-designate, re-designate and assess hedge effectiveness of the bifurcated embedded collars within the forward contracts as cash flow hedges of marketable equity securities when the embedded collars were contractually modified for differences between the actual and expected dividend rates on the underlying securities.  This control deficiency affected other comprehensive income on the consolidated balance sheet and fair value adjustments of derivative instruments and income tax expense on the consolidated statement of operations.  This control deficiency resulted in the restatement of U.S. Cellular’s annual consolidated financial statements for 2005, 2004 and 2003, the interim consolidated financial statements for all quarters in 2005 and 2004, the interim consolidated financial statements for the first and second quarters of 2006, as well as adjustments, including audit adjustments, to the 2006 third quarter interim consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to U.S. Cellular’s interim or annual consolidated financial statements that would not be prevented or detected.

5.               U.S. Cellular did not maintain effective controls over its accounting for property, plant and equipment.  Specifically, effective controls were not designed and in place to ensure accurate recording of transfers and disposals of equipment.  This control deficiency affected depreciation expense, property, plant and equipment and accumulated depreciation.  This control deficiency resulted in the restatement of U.S. Cellular’s annual consolidated financial statements for 2005, 2004 and 2003, the interim consolidated financial statements for all quarters in 2005 and 2004, the interim consolidated financial statements for the first and second quarters of 2006, as well as adjustments, including audit adjustments, to the 2006 third quarter interim consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to U.S. Cellular’s interim or annual consolidated financial statements that would not be prevented or detected.

Management has excluded the Kansas and Nebraska wireless markets (“markets”) acquired from a subsidiary of ALLTEL Corporation from its assessment of internal control over financial reporting as of December 31, 2005 because the markets were acquired by U.S. Cellular in a purchase business combination during December 2005. The markets are wholly owned subsidiaries whose total assets and total revenues represent 3.2% and 0.1%, respectively, of the corresponding balances reflected in the consolidated financial statements as of and for the year ended December 31, 2005.

As a result of the material weaknesses identified, management has determined that U.S. Cellular did not maintain effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the COSO. Management had previously concluded that U.S. Cellular did not maintain effective internal control over financial reporting as of December 31, 2005 because of the material weaknesses described in items 1 through 3 above. In connection with the restatement discussed under the heading “Restatement” in Note 1 to the consolidated financial statements, management determined that additional material weaknesses related to accounting for prepaid forward contracts and related derivative instruments, described in item 4 above, and accounting for property, plant and equipment, described in item 5 above, existed as of December 31, 2005.  Accordingly, management has restated this report on internal control over financial reporting to include these additional material weaknesses.

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

•                  Forward contracts and related derivative instruments – TDS provides shared services to U.S. Cellular including assistance with accounting for forward contracts and related derivative instruments. TDS will enhance controls related to derivative instrument transactions. TDS has engaged external financial reporting advisors to provide expertise related to forward contracts, derivative instruments and hedge accounting on an ongoing basis. More specifically, the financial reporting advisors will provide training designed to ensure that all relevant personnel involved in derivative instrument transactions understand and apply hedge accounting in compliance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Until internal personnel are trained, the financial reporting advisors will consult on any forward contracts and derivative instrument transactions.

•                  Property, plant and equipment – U.S. Cellular has begun implementation of a new fixed assets management system.  This system and supporting processes and procedures, including a cycle count program covering cell sites and switches, will improve controls related to accounting and reporting for property, plant and equipment, including controls related to disposals and transfers of decommissioned assets.

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

Solely for purposes of updating the foregoing disclosure, the following information is provided. There were certain changes to U.S. Cellular’s internal control over financial reporting subsequent to the year ended December 31, 2005.  These changes include the resignation of TDS’s Vice President and Assistant Controller in February 2007, and the reorganization of responsibilities as a result thereof.  Subject to such changes, U.S. Cellular believes that the foregoing disclosures continue to be correct in all material respects.

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

10.15

Executive Deferred Compensation Agreement – Phantom Stock Account for 2006 between Kenneth R. Meyers and U.S. Cellular dated December 6, 2005 is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated December 2, 2005.

10.16

Executive Deferred Compensation Agreement – Interest Account for 2006 between Kenneth R. Meyers and U.S. Cellular dated December 6, 2005 is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Current Report on Form 8-K dated December 2, 2005.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of United States Cellular Corporation:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated July 28, 2006, except for the effects of the restatement discussed in Note 1 to the consolidated financial statements and the matter discussed in the penultimate paragraph of Management's Report on Internal Control Over Financial Reporting, as to which the date is February 23, 2007, incorporated by reference in Item 8 of this Form 10-K/A also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 1 to the financial statement schedule, the Company restated its financial statement schedule for the years ended December 31, 2005 and 2004.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
July 28, 2006, except for Note 1 as to which the date is February 23, 2007

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Column A	Column B	Column C-1	Column C-2	Column D	Column E
(Dollars in thousands)
For The Year Ended December 31, 2005
Deducted from deferred tax asset:
For unrealized net operating losses (As Restated)	$(10,945)	$316	$(4,977)	$—	$(15,606)
Deducted from accounts receivable:
For doubtful accounts	(10,820)	(37,857)	—	37,267	(11,410)
For The Year Ended December 31, 2004
Deducted from deferred tax asset:
For unrealized net operating losses (As Restated)	(7,288)	(2,062)	(1,595)	—	(10,945)
Deducted from accounts receivable:
For doubtful accounts	(12,514)	(47,546)	—	49,240	(10,820)
For The Year Ended December 31, 2003
Deducted from deferred tax asset:
For unrealized net operating losses	(8,726)	1,313	125	—	(7,288)
Deducted from accounts receivable:
For doubtful accounts	$(17,704)	$(57,533)	$—	$62,723	$(12,514)

Note 1 - Restatement

As discussed under the heading “Restatement” in Note 1 to the Consolidated Financial Statements, U.S. Cellular and its audit committee concluded on November 6, 2006, that U.S. Cellular would amend its Annual Report on Form 10-K for the year ended December 31, 2005 to restate its consolidated financial statements and financial information for each of the three years in the period ended December 31, 2005, including quarterly information for 2005 and 2004, and certain selected financial data for 2002.  U.S. Cellular and its audit committee also concluded that U.S. Cellular would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the consolidated financial statements and financial information included therewith.

The restatement included corrections to certain cumulative temporary differences that had historically been incorrectly associated with operating license assets which, in this restatement, have been correctly classified as investments in partnership assets.  Deferred tax liabilities associated with operating licenses are not considered in determining an appropriate valuation allowance while deferred tax liabilities associated with partnership assets are considered in determining an appropriate valuation allowance.  This change impacted certain state valuation allowances.  The impact of the restatement for the years ended December 31, 2005 and 2004 is as follows:

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Column A	Column B	Column C-1	Column C-2	Column D	Column E
(Dollars in thousands)
For the Year Ended December 31, 2005
Deducted from deferred tax asset:
For unrealized net operating losses
As Previously Reported	$(12,347)	$466	$(4,977)	$—	$(16,858)
Adjustment	1,402	(150)	—	—	1,252
As Restated	(10,945)	316	(4,977)	—	(15,606)

For the Year Ended December 31, 2004
Deducted from deferred tax asset:
For unrealized net operating losses
As Previously Reported	(7,288)	(3,464)	(1,595)	—	(12,347)
Adjustment	—	1,402	—	—	1,402
As Restated	$(7,288)	$(2,062)	$(1,595)	$—	$(10,945)

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

*AirTouch Cellular is a wholly-owned subsidiary of Verizon Wireless (VAW) LLC (a wholly-owned subsidiary of Cellco Partnership (“Cellco”) doing business as Verizon Wireless).

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

FCC Licenses - The Federal Communications Commission (“FCC”) issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas.  The FCC grants licenses for terms of up to ten years.  In 1993 the FCC adopted specific standards to apply to cellular renewals, concluding it will reward a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely. The current terms of the Partnership’s FCC licenses expire in February 2006 (the application for renewal has been filed), January 2007, April 2007 and October 2014. The General Partner believes it will be able to meet all requirements necessary to secure renewal of the Partnership’s cellular licenses. FCC wireless licenses totaling $79,543 are recorded on the books of the Partnership as of December 31, 2005 and 2004.  There are additional wireless licenses issued by the FCC that authorize the Partnership to provide cellular service recorded on the books of Cellco.

Valuation of Assets— Long-lived assets, including property, plant and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Distributions — The Partnership is required to make distributions to its partners on a quarterly basis based upon the Partnership’s operating results, cash availability and financing needs as determined by the General Partner at the date of the distribution.

Recently Issued Accounting Pronouncements  In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of SFAS No. 143.” This interpretation clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform a future asset retirement when uncertainty exists about the timing and/or method of settlement of the obligation. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists, as defined by the interpretation. An entity is required to recognize a liability for the fair value of the obligation if the fair value of the liability can be reasonably estimated. The Partnership adopted the interpretation on December 31, 2005. The adoption of this interpretation did not have a material impact on the Partnership’s financial statements.

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

UNITED STATES CELLULAR CORPORATION

	By:	/s/ JOHN E. ROONEY
John E. Rooney
President (Chief Executive Officer)

	By:	/s/ STEVEN T. CAMPBELL
Steven T. Campbell
Executive Vice President—Finance, Treasurer and Controller (Chief Financial Officer)

	By:	/s/ KENNETH R. MEYERS
Kenneth R. Meyers
Chief Accounting Officer

Dated February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN E. ROONEY	Director	February 23, 2007
John E. Rooney

/s/ KENNETH R. MEYERS	Director	February 23, 2007
Kenneth R. Meyers

/s/ LEROY T. CARLSON, JR.	Director	February 23, 2007
LeRoy T. Carlson, Jr.

/s/ LEROY T. CARLSON	Director	February 23, 2007
LeRoy T. Carlson

/s/ WALTER C. D. CARLSON	Director	February 23, 2007
Walter C. D. Carlson

/s/ SANDRA L. HELTON	Director	February 23, 2007
Sandra L. Helton

/s/ PAUL-HENRI DENUIT	Director	February 23, 2007
Paul-Henri Denuit

/s/ J. SAMUEL CROWLEY	Director	February 23, 2007
J. Samuel Crowley

/s/ HARRY J. HARCZAK, JR.	Director	February 23, 2007
Harry J. Harczak, Jr.

/s/ RONALD E. DALY	Director	February 23, 2007
Ronald E. Daly

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
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

10.1	Tax Allocation Agreement, between U.S. Cellular and TDS, is hereby incorporated by reference to an exhibit to U.S. Cellular’s Registration Statement on Form S-1 (Registration No. 33-16975).

Exhibit Number	Description of Documents
10.2	Cash Management Agreement, between U.S. Cellular and TDS, is hereby incorporated by reference to an exhibit to U.S. Cellular’s Registration Statement on Form S-1 (Registration No. 33-16975).

10.3	Registration Rights Agreement, between U.S. Cellular and TDS, is hereby incorporated by reference to an exhibit to U.S. Cellular’s Registration Statement on Form S-1 (Registration No. 33-16975).

10.4	Exchange Agreement, between U.S. Cellular and TDS, as amended, is hereby incorporated by reference to an exhibit to U.S. Cellular’s Registration Statement on Form S-1 (Registration No. 33-16975).

10.5	Intercompany Agreement, between U.S. Cellular and TDS, is hereby incorporated by reference to an exhibit to U.S. Cellular’s Registration Statement on Form S-1 (Registration No. 33-16975).

10.6	Employee Benefit Plans Agreement, between U.S. Cellular and TDS, is hereby incorporated by reference to an exhibit to U.S. Cellular’s Registration Statement on Form S-1 (Registration No. 33-16975).

10.7	Insurance Cost Sharing Agreement, between U.S. Cellular and TDS, is hereby incorporated by reference to an exhibit to U.S. Cellular’s Registration Statement on Form S-1 (Registration No. 33-16975).

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

10.15

Executive Deferred Compensation Agreement — Phantom Stock Account for 2006 between Kenneth R. Meyers and U.S. Cellular dated December 6, 2005 is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated December 2, 2005.

10.16

Executive Deferred Compensation Agreement — Interest Account for 2006 between Kenneth R. Meyers and U.S. Cellular dated December 6, 2005 is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Current Report on Form 8-K dated December 2, 2005.

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

Exhibit Number	Description of Documents
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

11	Statement regarding computation of earnings per share (included in Note 3 to U.S. Cellular’s consolidated financial statements as part of Exhibit 13 to this document).

12	Statement regarding computation of ratio of earnings to fixed charges for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

13	Incorporated portions of 2005 Annual Report to Security Holders.

21	Subsidiaries of United States Cellular Corporation (included in the original Form 10-K filing).

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

23.2	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

31.1	Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1

Incorporated portions of certain sections as expected to be included in Notice of Annual Meeting of Shareholders and Proxy Statement for 2006 Annual Meeting of Shareholders (included in the original Form 10-K filing).

8410 West Bryn Mawr

Suite 700

Chicago, Illinois 60631

(773) 399-8900