Form 10-Q/A
period 2006-03-31
UNITED STATES CELLULAR CORP
filed 2007-02-23
CIK 821130

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

Explanatory Note

United States Cellular Corporation (“U.S. Cellular”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 25, 2006 (“Original Form 10-Q”), to amend Part I Financial Information – Item 1 “Financial Statements,” Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” and Item 4 “Controls and Procedures,” and Part II Other Information – Item 6 “Exhibits and Financial Statement Schedules.”

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

For the convenience of the reader, this Form 10-Q/A sets forth the Original Form 10-Q, as amended hereby, in its entirety.  However, this Form 10-Q/A amends and restates only Items 1, 2, 3, and 4 of Part I and Item 6 of Part II of the Original Form 10-Q, in each case solely as a result of and to reflect the adjustments discussed above and more fully in Note 1 of the accompanying consolidated financial statements, and no other information in the Original Form 10-Q is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the Original Form 10-Q, or to modify or update those disclosures affected by other subsequent events.  In particular, forward-looking statements included in the Form 10-Q/A represented management’s views as of the date of filing of the Original Form 10-Q for the quarterly period ended March 31, 2006 on August 25, 2006. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by U.S. Cellular’s principal executive officer and principal financial officer are being filed with this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

UNITED STATES CELLULAR CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE PERIOD ENDED MARCH 31, 2006

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$769,222	$670,493
Equipment sales	67,154	39,556
Total Operating Revenues	836,376	710,049
OPERATING EXPENSES
System operations (excluding Depreciation, amortization and accretion shown separately below)	153,318	139,542
Cost of equipment sold	143,316	127,248
Selling, general and administrative (including charges from affiliates of $24.3 million and $19.4 million for the three months ended March 30, 2006 and 2005, respectively)	327,704	278,953
Depreciation, amortization and accretion	142,025	127,886
Total Operating Expenses	766,363	673,629

OPERATING INCOME	70,013	36,420

INVESTMENT AND OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated entities	19,483	14,437
Interest and dividend income	588	1,857
Fair value adjustment of derivative instruments	4,815	3,996
Gain on investments	—	551
Interest expense	(23,208)	(20,738)
Other income, net	202	226
Total Investment and Other Income (Expense)	1,880	329
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	71,893	36,749
Income tax expense	28,710	14,208

INCOME BEFORE MINORITY INTEREST	43,183	22,541
Minority share of income	(3,737)	(2,247)

NET INCOME	$39,446	$20,294

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	87,213	86,405
BASIC EARNINGS PER SHARE (Note 6)	$0.45	$0.23

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	87,807	87,125
DILUTED EARNINGS PER SHARE (Note 6)	$0.45	$0.23

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,446	$20,294
Add (deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	142,025	127,886
Bad debts expense	7,394	6,445
Stock-based compensation expense	7,325	1,171
Deferred income taxes, net	(1,441)	11,779
Equity in earnings of unconsolidated entities	(19,483)	(14,437)
Distributions from unconsolidated entities	5,547	1,394
Minority share of income	3,737	2,247
Unrealized fair value adjustment for derivative instruments	(4,815)	(3,996)
Gain on investments	—	(551)
Noncash interest expense	445	445
Changes in assets and liabilities from operations
Change in accounts receivable	(7,712)	4,996
Change in inventory	7,629	7,167
Change in accounts payable	(47,568)	(55,358)
Change in customer deposits and deferred revenues	2,376	4,670
Change in accrued taxes	31,209	8,725
Change in accrued interest	9,363	8,678
Change in other assets and liabilities	(18,583)	(19,472)
	156,894	112,083

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(117,209)	(111,985)
Cash paid for acquisitions	—	(120,924)
Other investing activities	(1,697)	(1,042)
	(118,906)	(233,951)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	55,000	165,000
Repayment of notes payable	(105,000)	(60,000)
Common shares reissued	3,858	6,836
Capital (distributions) to minority partners	(4,146)	—
Other financing activities	342	(61)
	(49,946)	111,775

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,958)	(10,093)

CASH AND CASH EQUIVALENTS
Beginning of period	29,003	41,062
End of period	$17,045	$30,969

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

Unaudited

	March 31, 2006	December 31, 2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$17,045	$29,003
Accounts receivable
Customers, less allowance of $8,299 and $11,410, respectively	280,797	278,170
Roaming	35,819	27,178
Other	45,867	57,011
Inventory	85,118	92,748
Prepaid expenses	39,013	32,068
Deferred income tax asset	8,052	8,218
Other current assets	17,893	15,489
	529,604	539,885
INVESTMENTS
Licenses	1,362,036	1,362,263
Goodwill	481,553	481,235
Customer lists, net of accumulated amortization of $50,313 and $44,616, respectively	41,952	47,649
Marketable equity securities	219,584	225,387
Investments in unconsolidated entities	187,672	172,093
Notes and interest receivable — long-term	4,865	4,707
	2,297,662	2,293,334
PROPERTY, PLANT AND EQUIPMENT
In service and under construction	4,713,848	4,615,234
Less accumulated depreciation	2,176,725	2,062,205
	2,537,123	2,553,029

OTHER ASSETS AND DEFERRED CHARGES	29,178	29,985

TOTAL ASSETS	$5,393,567	$5,416,233

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unaudited

	March 31, 2006	December 31, 2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
CURRENT LIABILITIES
Notes payable	$85,000	$135,000
Accounts payable
Affiliated	8,804	7,239
Trade	251,925	301,058
Customer deposits and deferred revenues	113,782	111,407
Accrued taxes	62,298	36,748
Accrued compensation	28,462	42,865
Other current liabilities	51,768	28,404
	602,039	662,721

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	642,086	647,086
Derivative liability	21,003	25,818
Asset retirement obligation	93,490	90,224
Other deferred liabilities and credits	52,866	46,234
	809,445	809,362

LONG-TERM DEBT
Long-term debt	1,001,498	1,001,385
Forward Contracts	159,856	159,856
	1,161,354	1,161,241

COMMITMENTS AND CONTINGENCIES (SEE NOTE 19)

MINORITY INTEREST	41,462	41,871

COMMON SHAREHOLDERS’ EQUITY
Common Shares, par value $1 per share; authorized 140,000,000 shares; issued 55,045,685 shares	55,046	55,046
Series A Common Shares, par value $1 per share; authorized 50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006
Capital in excess of par value	1,282,926	1,286,964
Treasury Shares, at cost, 847,851 and 962,863 Common Shares, respectively	(40,594)	(47,088)
Accumulated other comprehensive income	40,449	44,122
Retained earnings	1,408,434	1,368,988
	2,779,267	2,741,038
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,393,567	$5,416,233

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

The consolidated financial statements included herein have been prepared by U.S. Cellular, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, U.S. Cellular believes that the disclosures included herein are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in U.S. Cellular’s Annual Report on Form 10-K/A for the year ended December 31, 2005 (“Form 10-K/A”).

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

Restatement

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

•      Classification of Asset Retirement Obligation on the Statement of Cash Flows – The additions to property, plant and equipment and other deferred liabilities representing additional asset retirement obligations (“ARO”) should be treated as non-cash items in the statement of cash flows.  From 2004 through the second quarter of 2006, U.S. Cellular included additional ARO liabilities as a change in other assets and liabilities in cash flows from operating activities and the increase in the ARO asset balance as a capital expenditure in cash flows from investing activities resulting in an overstatement of cash flows from operating activities and an overstatement of cash flows required by investing activities.  In the restatement, adjustments were recorded in the statement of cash flows to offset the change in ARO liabilities against the ARO asset. The reduction in the change in other assets and liabilities in cash flows from operating activities and the reduction in additions to property, plant and equipment in cash flows from investing activities totaled $1.5 million and $0.7 million in the three months ended March 31, 2006 and 2005, respectively.

•     Income taxes – U.S. Cellular is included in a consolidated federal income tax return with other members of the TDS consolidated group.  In the restatement, U.S. Cellular adjusted its income tax expense, income taxes payable, goodwill, deferred income tax assets and liabilities and related disclosures for the years ended December 31, 2005, 2004, 2003 and 2002 for items identified based on its annual analysis reconciling its 2005 income tax expense and income tax balance sheet accounts as determined in its comparison of the 2005 year-end income tax provision to the 2005 federal and state income tax returns. These adjustments included corrections for certain accounts that had not previously been included in the financial reporting basis used in determining the cumulative temporary differences in computing deferred income tax assets and liabilities, as well as adjustments to certain cumulative temporary differences that had historically been incorrectly associated with operating license assets which, in this restatement, have been correctly classified as investments in partnership assets.  Accordingly, the company has adjusted the deferred tax liabilities related to these assets.  Goodwill was adjusted by $9.6 million to record the income tax effect of the difference between the financial reporting basis and the income tax basis of certain acquisitions made prior to 2004.

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

The table below summarizes the impact on income before income taxes and minority interest as a result of the restatement.

	Three Months Ended March 31,
	2006	2005
	(Increase (decrease) dollars in thousands)
Income Before Income Taxes and Minority Interest, as previously reported	$68,786	$36,033

Forward contracts and related derivative instruments	4,815	3,996
Contracts with maintenance and support services	141	(197)
Property, plant and equipment	1,600	(240)
Other items	(3,449)	(2,843)
Total adjustment	3,107	716
Income Before Income Taxes and Minority Interest, as restated	$71,893	$36,749

The table below summarizes the impact on net income and diluted earnings per share as a result of the restatement.

	Three Months Ended March 31,
	2006		2005
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(Increase (decrease) dollars in thousands, except per share amounts)
As previously reported	$37,492	$0.43	$19,565	$0.22

Forward contracts and related derivative instruments	3,048	0.03	2,527	0.03
Contracts with maintenance and support services	92	—	(103)	—
Income taxes	—	—	—	—
Property, plant and equipment	925	0.01	(134)	—
Other items	(2,111)	(0.02)	(1,561)	(0.02)

Total adjustment	1,954	0.02	729	0.01
As restated	$39,446	$0.45	$20,294	$0.23

The effect of the restatement on the previously reported Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
	2006		2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$770,082	$769,222	$671,639	$670,493
Equipment Sales	67,154	67,154	39,432	39,556
Total Operating Revenues	837,236	836,376	711,071	710,049
OPERATING EXPENSES
System Operations (exclusive of depreciation, amortization and accretion shown separately below)	154,855	153,318	138,471	139,542
Cost of equipment sold	143,316	143,316	127,248	127,248
Selling, general and administrative expense	325,618	327,704	278,330	278,953
Depreciation, amortization and accretion expense	141,726	142,025	127,493	127,886
Total Operating Expenses	765,515	766,363	671,542	673,629

Operating Income	71,721	70,013	39,529	36,420

Investment and Other Income (Expense)
Equity in earnings of unconsolidated entities	19,483	19,483	14,440	14,437
Interest and dividend income	588	588	2,025	1,857
Fair value adjustment of derivative instruments	—	4,815	—	3,996
Gain on investments	—	—	551	551
Interest expense	(23,208)	(23,208)	(20,738)	(20,738)
Other income, net	202	202	226	226
Total Investment and Other Income (Expense)	(2,935)	1,880	(3,496)	329

Income Before
Income Taxes and Minority Interest	68,786	71,893	36,033	36,749
Income tax expense (benefit)	27,649	28,710	13,934	14,208
Income Before
Minority Interest	41,137	43,183	22,099	22,541
Minority share of income	(3,645)	(3,737)	(2,534)	(2,247)
Net Income	$37,492	$39,446	$19,565	$20,294

Basic Earnings per Share	$0.43	$0.45	$0.23	$0.23

Diluted Earnings per Share	$0.43	$0.45	$0.22	$0.23

The effect of the restatement on the previously reported Consolidated Statements of Cash Flows is as follows:

	Three Months Ended March 31,
	2006	2006	2005	2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,492	$39,446	$19,565	$20,294
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	141,726	142,025	127,493	127,886
Bad Debts expense	7,394	7,394	6,445	6,445
Stock-based compensation expense	5,804	7,325	1,171	1,171
Deferred income taxes, net	(2,501)	(1,441)	11,506	11,779
Equity in earnings of unconsolidated entities	(19,483)	(19,483)	(14,440)	(14,437)
Distributions from unconsolidated entities	5,547	5,547	1,394	1,394
Minority share of income	3,645	3,737	2,534	2,247
Fair value adjustment of derivative instruments	—	(4,815)	—	(3,996)
Gain on investments	—	—	(551)	(551)
Noncash interest expense	445	445	445	445
Changes in assets and liabilities from operations
Change in accounts receivable	(7,712)	(7,712)	4,713	4,996
Change in inventory	7,629	7,629	7,167	7,167
Change in accounts payable	(47,568)	(47,568)	(55,387)	(55,358)
Change in customer deposits and deferred revenues	1,515	2,376	3,603	4,670
Change in accrued taxes	31,209	31,209	8,725	8,725
Change in accrued interest	9,363	9,363	8,678	8,678
Change in other assets and liabilities	(15,025)	(18,583)	(20,188)	(19,472)
	159,480	156,894	112,873	112,083

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(119,795)	(117,209)	(112,775)	(111,985)
Cash paid for acquisitions	—	—	(120,924)	(120,924)
Other investing activities	(1,697)	(1,697)	(1,042)	(1,042)
	(121,492)	(118,906)	(234,741)	(233,951)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	55,000	55,000	165,000	165,000
Repayment of notes payable	(105,000)	(105,000)	(60,000)	(60,000)
Common shares reissued	3,858	3,858	6,836	6,836
Capital (distributions) to minority partners	(4,146)	(4,146)	—	—
Other financing activities	342	342	(61)	(61)
	(49,946)	(49,946)	111,775	111,775

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,958)	(11,958)	(10,093)	(10,093)

CASH AND CASH EQUIVALENTS
Beginning of period	29,003	29,003	41,062	41,062
End of period	$17,045	$17,045	$30,969	$30,969

The effect of the restatement on the previously reported Consolidated Balance Sheets is as follows:

	March 31,		December 31,
	2006	2006	2005	2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$17,045	$17,045	$29,003	$29,003
Accounts Receivable
Customers	284,523	280,797	281,896	278,170
Roaming	35,819	35,819	27,178	27,178
Other	47,293	45,867	58,436	57,011
Inventory	85,118	85,118	92,748	92,748
Prepaid expenses	37,539	39,013	31,026	32,068
Deferred tax asset	8,052	8,052	8,218	8,218
Other current assets	17,549	17,893	15,145	15,489
	532,938	529,604	543,650	539,885
INVESTMENTS
Licenses	1,362,036	1,362,036	1,362,263	1,362,263
Goodwill	471,935	481,553	471,617	481,235
Customer lists, net of accumulated amortization	46,286	41,952	49,318	47,649
Marketable equity securities	219,584	219,584	225,387	225,387
Investments in unconsolidated entities	185,915	187,672	170,337	172,093
Notes and interest receivable — long-term	4,865	4,865	4,707	4,707
	2,290,621	2,297,662	2,283,629	2,293,334
PROPERTY, PLANT AND EQUIPMENT
In service and under construction	4,753,058	4,713,848	4,653,292	4,615,234
Less accumulated depreciation	2,193,509	2,176,725	2,076,528	2,062,205
	2,559,549	2,537,123	2,576,764	2,553,029

OTHER DEFERRED CHARGES	29,178	29,178	29,985	29,985

TOTAL ASSETS	$5,412,286	$5,393,567	$5,434,028	$5,416,233

	March 31,		December 31,
	2006	2006	2005	2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)
CURRENT LIABILITIES
Notes payable	$85,000	$85,000	$135,000	$135,000
Accounts payable
Affiliated	8,804	8,804	7,239	7,239
Trade	249,265	251,925	298,397	301,058
Customer deposits and deferred revenues	107,696	113,782	106,180	111,407
Accrued taxes	64,176	62,298	38,627	36,748
Accrued compensation	28,462	28,462	42,865	42,865
Other current liabilities	49,311	51,768	25,952	28,404
	592,714	602,039	654,260	662,721

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	656,375	642,086	660,667	647,086
Derivative liability	21,003	21,003	25,818	25,818
Asset retirement obligation	93,490	93,490	90,224	90,224
Other deferred liabilities and credits	52,866	52,866	44,636	46,234
	823,734	809,445	821,345	809,362

LONG-TERM DEBT
Long-term debt	1,001,498	1,001,498	1,001,385	1,001,385
Forward Contracts	159,856	159,856	159,856	159,856
	1,161,354	1,161,354	1,161,241	1,161,241

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	45,939	41,462	46,442	41,871

COMMON SHAREHOLDERS’ EQUITY
Common Shares, par value $1 per share	55,046	55,046	55,046	55,046
Series A Common Shares, par value $1 per share	33,006	33,006	33,006	33,006
Additional paid-in capital	1,281,408	1,282,926	1,286,964	1,286,964
Treasury Shares, at cost	(40,594)	(40,594)	(47,088)	(47,088)
Accumulated other comprehensive income	24,319	40,449	24,944	44,122
Retained earnings	1,435,360	1,408,434	1,397,868	1,368,988
	2,788,545	2,779,267	2,750,740	2,741,038
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,412,286	5,393,567	$5,434,028	5,416,233

2.     Summary of Significant Accounting Policies

Change in Accounting Principle — Stock-Based Compensation

U.S. Cellular has established the following stock-based compensation plans: a long-term incentive plan and an employee stock purchase plan.  U.S. Cellular employees are also eligible to participate in the Telephone and Data Systems, Inc. (TDS) employee stock purchase plan. These plans are described more fully in Note 3 - Stock-Based Compensation. Prior to January 1, 2006, U.S. Cellular accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-BasedCompensation”. Total stock-based employee compensation cost recognized in the Consolidated Statements of Operations under APB 25 was $1.2 million for the three months ended March 31, 2005, primarily for restricted stock unit and deferred compensation stock unit awards. No compensation cost was recognized in the Consolidated Statements of Operations under APB 25 for stock option awards for the three months ended March 31, 2005, because all outstanding options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  The employee stock purchase plans qualified as non-compensatory plans under APB 25; therefore, no compensation cost was recognized for this plan during the three months ended March 31, 2005.

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

On March 7, 2006, the U.S. Cellular Compensation Committee approved amendments to stock option award agreements. The amendments modify current and future options to extend the exercise period until 30 days following (i) the lifting of a “suspension” if options otherwise would expire or be forfeited during the suspension period and (ii) the lifting of a blackout if options otherwise would expire or be forfeited during a blackout period.  U.S. Cellular temporarily suspended issuances of shares under the 2005 Long Term Incentive Plan between March 17, 2006 and October 10, 2006 as a consequence of late SEC filings.  As required under the provisions of SFAS 123(R), U.S. Cellular evaluated the impact of this plan modification and originally determined that the adjustment to stock based compensation was not material.  However, in connection with the restatement discussed above, U.S. Cellular further reviewed the accounting for the plan modification.  Upon such further review, U.S. Cellular determined that it should have recognized stock-based compensation expense of $1.5 million in the three months ended March 31, 2006 as a result of this modification.  This expense has been reflected in the restatement of such period.

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

Long-Term Incentive Plan - Under the U.S. Cellular 2005 Long-Term Incentive Plan, U.S. Cellular may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units, and deferred compensation stock unit awards to key employees. U.S. Cellular had reserved 5,403,000 Common Shares at March 31, 2006, for equity awards granted and to be granted under this plan. At March 31, 2006, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards, and deferred compensation stock unit awards. At March 31, 2006, U.S. Cellular also had reserved 110,000 Common Shares for issuance to employees under an employee stock purchase plan. The maximum number of U.S. Cellular Common Shares that may be issued to employees under all stock-based compensation plans in effect at March 31, 2006 was 5,513,000 shares.  U.S. Cellular currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan, restricted stock unit awards and deferred compensation stock unit awards.

Stock Options - Stock options granted to key employees are exercisable over a specified period not in excess of ten years.  Stock options generally vest over periods up to four years from the date of grant.  Stock options outstanding as of March 31, 2006 expire between 2006 and 2015.  However, vested stock options typically expire 30 days after the effective date of an employee’s termination of employment for reasons other than retirement.  Employees who leave at the age of retirement have 90 days (or one year if they satisfy certain requirements) within which to exercise their vested stock options. The exercise price of the option generally equals the market value of U.S. Cellular Common Shares on the date of grant.

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

A summary of U.S. Cellular stock options outstanding (total and portion exercisable) at March 31, 2006 and changes during the three months then ended is presented in the table below:

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

Restricted Stock Units - U.S. Cellular grants restricted stock unit awards to key employees, which generally vest after three years.

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

A summary of U.S. Cellular nonvested restricted stock units at March 31, 2006 and changes during the three months then ended is presented in the table below:

Liability Classified Awards

		Weighted Average
		Grant-Date
	Number of	Fair Values of
	Restricted	Restricted
	Stock Units	Stock Units
Nonvested at December 31, 2005	181,000	$29.79
Granted	—	—
Vested	(108,000)	$23.73
Forfeited	(1,000)	$38.65
Nonvested at March 31, 2006	72,000	$38.65

Equity Classified Awards

		Weighted Average
		Grant-Date
	Number of	Fair Values of
	Restricted	Restricted
	Stock Units	Stock Units
Nonvested at December 31, 2005	201,000	$45.63
Granted	—	—
Vested	—	—
Forfeited	(5,000)	$45.63
Nonvested at March 31, 2006	196,000	$45.63

Deferred Compensation Stock Units - Certain U.S. Cellular employees may elect to defer receipt of all or a portion of their annual bonuses and to receive a company matching contribution on the amount deferred.  All bonus compensation that is deferred is immediately vested and is deemed to be invested in U.S. Cellular Common Share stock units.  Upon vesting and distribution of such stock units, participants will receive U.S. Cellular Common Shares.  The amount of U.S. Cellular’s matching contribution depends on the portion of the annual bonus that is deferred. Participants receive a 25% match for amounts deferred up to 50% of their total annual bonus and a 33% match for amounts that exceed 50% of their total annual bonus; such matching contributions also are deemed to be invested in U.S. Cellular Common Share stock units. The matching contribution stock units vest ratably at a rate of one-third per year over three years. Upon vesting and distribution of such matching contribution stock units, participants will receive U.S. Cellular Common Shares.

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

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized during the three months ended March 31, 2006:

(Amounts in thousands)	(As Restated)
Compensation expense recognized for stock option awards	$4,514
Compensation expense recognized for restricted stock unit awards	2,088
Compensation expense recognized for deferred compensation matching stock unit awards	723
Compensation expense recognized for awards under employee stock purchase plans	0
Total stock-based compensation, before income taxes	7,325
Income tax benefit	(2,942)
Total stock-based compensation expense, net of income taxes	$4,383

All stock-based compensation expense recognized during the three months ended March 31, 2006 was recorded in Selling, general and administrative expense.

As a result of adopting SFAS 123(R) on January 1, 2006, U.S. Cellular’s income before income taxes and net income for the three months ended March 31, 2006 were $4.5 million and $2.7 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended March 31, 2006 were $0.03 and $0.03 lower, respectively, than if U.S. Cellular had continued to account for share-based compensation under APB 25. For comparison, the following table illustrates the pro forma effect on net income and earnings per share had U.S. Cellular applied the fair value recognition provisions of SFAS 123(R) to its stock-based employee compensation plans for the three months ended March 31, 2005:

(Dollars in thousands, except per share amounts)
Net income, as restated	$20,294
Add: Stock-based compensation expense included in reported net income, net of related tax effects	716
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,657)
Pro forma net income	$18,353

Earnings per share:
Basic—as reported	$0.23
Basic—pro forma	$0.21
Diluted—as reported	$0.23
Diluted—pro forma	$0.21

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

4.     Income Taxes

The overall effective tax rate on income before income taxes and minority interest for the three months ended March 31, 2006 and 2005 was 39.9% and 38.7%, respectively. The effective tax rate for the 2006 period is higher than 2005 primarily due to an increase in tax expense for contingent tax liabilities.

In June of 2006, the Internal Revenue Service commenced its audit of the 2002 – 2004 consolidated federal tax returns of TDS and subsidiaries. U.S. Cellular is included in the TDS consolidated federal tax return. The audit is in its preliminary stages.

5.     Fair Value Adjustment of Derivative Instruments

Fair value adjustment of derivative instruments totaled a gain of $4.8 million in the first three months ended March 31, 2006 and $4.0 million in the first three months ended March 31, 2005.  Fair value adjustment of derivative instruments reflects the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Vodafone marketable equity securities not designated as a hedge. The changes in fair value of the embedded collars during cash flow hedge designation are recorded to other comprehensive income. When the collars were de-designated in the cash flow hedge, subsequent changes in fair value are recognized in the Consolidated Statements of Operations, along with the related income tax effects.  The accounting for the embedded collars as derivative instruments not designated in a hedging relationship results in increased volatility in the results of operations, as fluctuation in the market price of the underlying Vodafone marketable equity securities results in changes in the fair value of the embedded collars being recorded in the Consolidated Statements of Operations.

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

The net income amounts used in computing earnings per share and the effects on the weighted average number of common shares and earnings per share of potentially dilutive stock options are as follows:

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars and shares in thousands, except earnings per share)

Net income	$39,446	$20,294

Weighted average number of shares used in basic earnings per share	87,213	86,405
Effect of Dilutive Securities:
Stock options (1)	594	720
Weighted average number of shares used in diluted earnings per share	87,807	87,125

Basic Earnings per Share	$0.45	$0.23

Diluted Earnings per Share	$0.45	$0.23

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

Information regarding U.S. Cellular’s marketable equity securities is summarized below.

	March 31, 2006	December 31, 2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Marketable Equity Securities
Vodafone Group Plc 10,245,370 American Depositary Receipts(1)	$214,128	$219,968
Rural Cellular Corporation 370,882 Common Shares	5,456	5,419
Aggregate fair value	219,584	225,387
Accounting cost basis	160,161	160,161
Gross unrealized holding gains	59,423	65,226
Deferred tax liability	(21,809)	(23,939)
Net unrealized holding gains	37,614	41,287
Derivative instruments, net of tax	2,835	2,835
Accumulated other comprehensive income	$40,449	$44,122

(1)   See Note 20 – Subsequent Events for a discussion of the Share Consolidation and Special Distribution related to the Vodafone ADRs that was effected on July 25, 2006. As a result of the Share Consolidation, the aggregate number of shares underlying ADRS was reduced from 10,245,370 to 8,964,698.

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

U.S. Cellular has entered into a number of forward contracts related to over 97% of the market value of the marketable equity securities that it holds.  The economic hedge risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities.  The downside risk is hedged at or above the accounting cost basis of the securities.

See Note 14 – Long-term Debt and Forward Contracts for additional information related to U.S. Cellular’s forward contracts.

8.     Goodwill

U.S. Cellular has substantial amounts of goodwill as a result of the acquisition of wireless markets. The changes in goodwill for the three months ended March 31, 2006 and 2005 were as follows:

	March 31, 2006	March 31, 2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Balance, beginning of period	$481,235	$454,830
Acquisitions	—	—
Other adjustments	318	(10)
Balance, end of period	$481,553	$454,820

9.     Unconsolidated Entities

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

See Note 20 – Subsequent Events for additional information related to U.S. Cellular’s investment in Midwest Wireless Communications, L.L.C.

10.   Customer Lists

Customer lists, which are intangible assets resulting from acquisitions of wireless markets, are amortized based on average customer retention periods using the double declining balance method in the first year, switching to straight-line over the remaining estimated life.  Amortization expense was $5.7 million and $2.9 million for the first quarter of 2006 and 2005, respectively.  Amortization expense for the remainder of 2006 and for the years 2007-2010 is expected to be $17.2 million, $9.3 million, $6.9 million, $5.1 million and $3.4 million, respectively.

11.   Property, Plant and Equipment

U.S. Cellular reviews the estimated useful lives of its property, plant and equipment, including leasehold improvements, annually and adjusts such estimated useful lives as appropriate.  U.S. Cellular did not change the useful lives of its property, plant and equipment, including leasehold improvements, in 2006 or 2005.

12.   Revolving Credit Facility

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

Moody’s Investor Service	Baa3	– under review for possible further downgrade
Standard & Poor’s	A-	– on credit watch with negative implications
Fitch	BBB+	– on ratings watch negative

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

As disclosed in Note 1, U.S. Cellular and its audit committee concluded on November 6, 2006, to restate the Consolidated Financial Statements as of and for the three years ended December 31, 2005. U.S. Cellular and its audit committee also concluded that U.S. Cellular would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the Consolidated Financial Statements and financial information included therewith.  The restatement resulted in defaults under the revolving credit facility.  U.S. Cellular was not in violation of any covenants that require it to maintain certain financial ratios.  U.S. Cellular did not fail to make any scheduled payments under such revolving credit facility.  U.S. Cellular received waivers from the lenders associated with the revolving credit facility, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatement. The waivers require the Form 10-K/A for the year ended December 31, 2005, the Forms 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006 and the Form 10-Q for the quarterly period ended September 30, 2006 to be filed by March 14, 2007.

On October 26, 2006, Standard & Poor’s Rating Services lowered its credit ratings on U.S. Cellular to BBB+ from A-.  The outlook was stable.  On November 7, 2006, Standard & Poor’s Rating Services lowered its credit ratings on U.S. Cellular to BBB from BBB+.  The ratings were placed on credit watch with negative implications.  On February 13, 2007, Standard & Poor’s Rating Services lowered its credit rating on U. S. Cellular to BBB- from BBB.  The ratings remain on Credit Watch with negative implications.  The credit ratings by Moody’s Investors Service remain Baa3 – under review for possible further downgrade.  The credit ratings by Fitch remain BBB+ on ratings watch negative.

13.   Asset Retirement Obligations

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

14.   Long-Term Debt and Forward Contracts

There were no significant changes in long-term debt during the three months ended March 31, 2006.

The late filing of U.S. Cellular’s Form 10-K for the year ended December 31, 2005 and Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 and the failure to deliver such Forms 10-K and 10-Q to the trustee of the U.S. Cellular debt indenture on a timely basis, resulted in non-compliance under such debt indenture. However, this non-compliance did not result in an event of default or a default. U.S. Cellular believes that non-compliance was cured upon the filing of such Form 10-K and Forms 10-Q. U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indenture.

As discussed in Note 1, U.S. Cellular and its audit committee concluded on November 6, 2006, that U.S. Cellular would amend its Annual Report on Form 10-K for the year ended December 31, 2005 to restate its financial statements and financial information for each of the three years in the period ended December 31, 2005.  U.S. Cellular and its audit committee also concluded that U.S. Cellular would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the financial statements and financial information included therewith.  U.S. Cellular requires additional time to complete its Form 10-Q for the quarterly period ended September 30, 2006 to complete the restatement.  The late filing of U.S. Cellular’s Form 10-Q for the quarterly period ended September 30, 2006 and the failure to deliver such Form 10-Q to the trustees of the U.S. Cellular debt indenture on a timely basis, resulted in non-compliance under such debt indenture. However, this non-compliance did not result in an event of default or a default. U.S. Cellular believes that non-compliance will be cured upon the filing of its Form 10-Q for the quarterly period ended September 30, 2006. U.S. Cellular has not failed to make and does not expect to fail to make any scheduled payment of principal or interest under such indenture.

Except as noted above, U.S. Cellular believes it was in compliance as of March 31, 2006 with all covenants and other requirements set forth in its long-term debt indenture. Such indenture does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.

Forward Contracts

U.S. Cellular has forward contracts related to its 10,245,370 Vodafone Group Plc American Depositary Receipts. The Vodafone securities are pledged as collateral for the forward contracts. See Note 20 – Subsequent Events for additional information related to U.S. Cellular’s investment in Vodafone ADRs.

The $159.9 million principal amount of the forward contracts is accounted for as a loan. The collar portions of the forward contracts are accounted for as derivative instruments. The forward contracts mature in May 2007, and require quarterly interest payments at the LIBOR rate plus 50 basis points (the three-month LIBOR rate was 5.00% at March 31, 2006).

The economic hedge risk management objective of the forward contracts is to hedge the value of the Vodafone securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”). The downside limit is hedged at or above the accounting cost basis of the securities.

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

As disclosed in Note 1, U.S. Cellular and its audit committee concluded on November 6, 2006 to restate the Consolidated Financial Statements as of and for the three years ended December 31, 2005. U.S. Cellular and its audit committee also concluded that U.S. Cellular would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the Consolidated Financial Statements and financial information included therewith.  The restatement resulted in defaults under certain of the forward contracts.  U.S. Cellular was not in violation of any covenants that require it to maintain certain financial ratios.  U.S. Cellular did not fail to make any scheduled payments under such forward contracts. U.S. Cellular received waivers from the counterparty to such forward contracts, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatement. The waivers require the Form 10-K/A for the year ended December 31, 2005, the Forms 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006 and the Form 10-Q for the quarterly period ended September 30, 2006 to be filed by March 14, 2007.

15.   Minority Interest in Subsidiaries

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

The settlement value of U.S. Cellular’s mandatorily redeemable minority interests was estimated to be $174.1 million at March 31, 2006. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and L.L.C.s on March 31, 2006, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FASB Staff Position (“FSP”) No. FAS 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests”. U.S. Cellular has no current plans or intentions to liquidate any of the related partnerships or L.L.C.s prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and L.L.C.s at March 31, 2006 was $41.5 million and is included in the Consolidated Balance Sheet caption Minority Interest. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $132.6 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and L.L.C.s. Neither the minority interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements under U.S. GAAP. The estimate of settlement value was based on certain factors and assumptions. A change in those factors and assumptions could result in a materially larger or smaller settlement amount.

16.   Common Share Repurchase Program

The Board of Directors of U.S. Cellular has authorized the repurchase of a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans.  No U.S. Cellular Common Shares were repurchased in the first quarter of 2006 or 2005.

17.   Acquisitions, Divestitures and Exchanges

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

18.   Accumulated Other Comprehensive Income

The cumulative balance of unrealized gains and (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows:

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$41,287	$77,573
Add (deduct):
Unrealized gains (losses) on marketable equity securities	(5,803)	(8,750)
Income tax (expense) benefit	2,130	3,217
Net change in unrealized gains (losses) on marketable equity securities in comprehensive income	(3,673)	(5,533)
Balance, end of period	$37,614	$72,040

Derivative Instruments
Balance, beginning of period	$2,835	$2,832
Add (deduct):
Unrealized gain on derivative instruments	—	—
Income tax (expense)	—	—
Net change in unrealized gains (losses) on derivative instruments included in comprehensive income	—	—
Balance, end of period	$2,835	$2,832

Accumulated Other Comprehensive Income
Balance, beginning of period	$44,122	$80,405
Net change in marketable equity securities	(3,673)	(5,533)
Net change in derivative instruments	—	—
Net change in unrealized gains (losses) included in comprehensive income	(3,673)	(5,533)
Balance, end of period	$40,449	$74,872

19.   Commitments and Contingencies

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

20.   Subsequent Events

U.S. Cellular owns approximately 14% of Midwest Wireless Communications, L.L.C., which interest is convertible into approximately an 11% interest in Midwest Wireless Holdings, L.L.C., a privately-held wireless telecommunications company that controls Midwest Wireless Communications.  Midwest Wireless Holdings, through subsidiaries, holds FCC licenses and operates certain wireless markets in southern Minnesota, northern and eastern Iowa and western Wisconsin.  On November 18, 2005, ALLTEL announced that it had entered into a definitive agreement to acquire Midwest Wireless Holdings for $1.075 billion in cash, subject to certain conditions, including approval by the FCC, other governmental authorities and the members of Midwest Wireless Holdings.  On January 31, 2006, U.S. Cellular filed a petition to deny the FCC license transfer of control applications filed by ALLTEL and Midwest Wireless Holdings seeking FCC consent to their transaction.  That petition is pending.  Subject to the outcome of such petition, the satisfaction of certain conditions and the closing of the foregoing agreement, U.S. Cellular will be entitled to receive approximately $102.7 million in cash in consideration with respect to its interest in Midwest Wireless Communications upon the closing of the acquisition of Midwest Wireless Holdings by ALLTEL.   In addition, U.S. Cellular owns 49% of an entity, accounted for under the equity method, which owns approximately 2.9% of Midwest Wireless Holdings.  If the transaction with ALLTEL occurs, this entity will receive cash in consideration for its interest in Midwest Wireless Holdings.  Following that, this entity will be dissolved and U.S. Cellular will be entitled to receive approximately $11.4 million in cash.  The net aggregate carrying value of U.S. Cellular’s investments in Midwest Wireless Communications and Midwest Wireless Holdings was approximately $25.4 million at March 31, 2006.

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

The following discussion and analysis should be read in conjunction with U.S. Cellular’s interim consolidated financial statements included herein, and with its audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K/A (“Form 10-K/A”) for the year ended December 31, 2005.

Restatement

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

•      Classification of Asset Retirement Obligation on the Statement of Cash Flows – The additions to property, plant and equipment and other deferred liabilities representing additional asset retirement obligations (“ARO”) should be treated as non-cash items in the statement of cash flows.  From 2004 through the second quarter of 2006, U.S. Cellular included additional ARO liabilities as a change in other assets and liabilities in cash flows from operating activities and the increase in the ARO asset balance as a capital expenditure in cash flows from investing activities resulting in an overstatement of cash flows from operating activities and an overstatement of cash flows required by investing activities.  In the restatement, adjustments were recorded in the statement of cash flows to offset the change in ARO liabilities against the ARO asset. The reduction in the change in other assets and liabilities in cash flows from operating activities and the reduction in additions to property, plant and equipment in cash flows from investing activities totaled $1.5 million and $0.7 million in the three months ended March 31, 2006 and 2005, respectively.

•      Income taxes – U.S. Cellular is included in a consolidated federal income tax return with other members of the TDS consolidated group. In the restatement, U.S. Cellular adjusted its income tax expense, income taxes payable, goodwill, deferred income tax assets and liabilities and related disclosures for the years ended December 31, 2005, 2004, 2003 and 2002 for items identified based on its annual analysis reconciling its 2005 income tax expense and income tax balance sheet accounts as determined in its comparison of the 2005 year-end income tax provision to the 2005 federal and state income tax returns. These adjustments included corrections for certain accounts that had not previously been included in the financial reporting basis used in determining the cumulative temporary differences in computing deferred income tax assets and liabilities, as well as adjustments to certain cumulative temporary differences that had historically been incorrectly associated with operating license assets which, in this restatement, have been correctly classified as investments in partnership assets. Accordingly, the company has adjusted the deferred tax liabilities related to these assets. Goodwill was adjusted by $9.6 million to record the income tax effect of the difference between the financial reporting basis and the income tax basis of certain acquisitions made prior to 2004.

•      Property, plant and equipment — U. S. Cellular did not properly record certain trainsfers and disposals of equipment removed from service.  Also, U. S. Cellular did not properly record depreciation expense for certain leasehold improvements and other equipment due ot the use of incorrect asset lives.  The restatement adjustments properly record equipment disposals and depreciation expense in the correct amounts and periods.

•      Other items — In addition to the adjustments described above, U. S. Cellular recorded a number of other adjustments to correct and record revenues, expenses and equity in earnings of unconsolidated entitles in the periods in which such revenues, expenses and equity in earnings of unconsolidated entitles were earned or incurred.  Adjustments were also made to correct certain balance sheet amounts.  These individual adjustments were not material.

The table below summarizes the impact on income before income taxes and minority interest as a result of the restatement.

	Three Months Ended March 31,
	2006	2005
	(Increase (decrease) dollars in thousands)
Income Before Income Taxes and Minority Interest, as previously reported	$68,786	$36,033

Forward contracts and related derivative instruments	4,815	3,996
Contracts with maintenance and support services	141	(197)
Property, plant and equipment	1,600	(240)
Other items	(3,449)	(2,843)

Total adjustment	3,107	716
Income Before Income Taxes and Minority Interest, as restated	$71,893	$36,749

The table below summarizes the impact on net income and diluted earnings per share as a result of the restatement.

	Three Months Ended March 31,
	2006		2005
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(Increase (decrease) dollars in thousands, except per share amounts)
As previously reported	$37,492	$0.43	$19,565	$0.22

Forward contracts and related derivative instruments	3,048	0.03	2,527	0.03
Contracts with maintenance and support services	92	—	(103)	—
Income taxes	—	—	—	—
Property, plant and equipment	925	0.01	(134)	—
Other items	(2,111)	(0.02)	(1,561)	(0.02)
Total adjustment	1,954	0.02	729	0.01
As stated	$ 39,446	$ 0.45	$ 20,294	$ 0.23

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

U.S. Cellular’s operating income in the three months ended March 31, 2006 increased $33.6 million, or 92%, to $70.0 million from $36.4 million in 2005.  The operating income margin (as a percent of service revenues) was 9.1% in 2006 and 5.4% in 2005.  Operating income and operating income margin are expected to improve slightly over the next few years, primarily due to anticipated increases in revenues generated by additional customers, data-related services and recently launched markets. Offsetting these increases are the anticipated effects of the following factors:

•                  costs of customer acquisition and retention;

•                  effects of competition;

•                  costs related to increased customer use of its services;

•                  costs of developing recently acquired and launched markets; and

•                  costs of additional enhancements to U.S. Cellular’s wireless networks.

Cash Flows and Investments

At March 31, 2006, U.S. Cellular had cash and cash equivalents totaling $17.0 million and available borrowing capacity of $614.5 million under its revolving credit facility. Also, during the quarterly period ended March 31, 2006, U.S. Cellular generated cash flows from operating activities of $156.9 million. U.S. Cellular believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide substantial financial flexibility and are sufficient to permit U.S. Cellular to finance its contractual obligations and anticipated capital expenditures for the foreseeable future. U.S. Cellular continues to seek to maintain a strong balance sheet and an investment grade rating.

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

See “Financial Resources” and “Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	Three Months Ended or At March 31,
	2006	2005

As of March 31, (1a)
Total market population (2)	55,164,000	44,576,000
Customers (3)	5,633,000	5,127,000
Market penetration (4)	10.21%	11.50%
Total full-time equivalent employees	7,350	7,000
Cell sites in service	5,438	4,899
For the Three Months Ended March 31, (1b)
Net customer additions (5)	151,000	182,000
Net retail customer additions (5)	122,000	123,000
Average monthly service revenue per customer (6) (As Restated)	$46.17	$44.39
Postpay churn rate per month (7)	1.5%	1.5%
Sales and marketing cost per gross customer addition (8) (As Restated)	$412	$395

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

(1b)   Amounts in 2006 include results from all markets included in U.S. Cellular’s consolidated operations for the period January 1, 2006 through March 31, 2006.  Such amounts include results from (i) the market acquired from Cingular in April 2005 from January 1 through March 31, 2006, (ii) the 15 markets acquired from ALLTEL in the exchange transaction completed in December 2005 from January 1 through March 31, 2006 and (iii) the 11 markets granted to Carroll Wireless by the FCC in January 2006 for the period January 6 through March 31, 2006; such amounts exclude results from the two markets transferred to ALLTEL in the exchange transaction completed in December 2005.  Amounts in 2005 include results from all markets included in U.S. Cellular’s consolidated operations for the period January 1, 2005 through March 31, 2005.  For further information on acquisitions, divestitures and exchanges, see “Summary of Holdings” above.

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

(4)     Calculated using 2005 and 2004 Claritas population estimates for 2006 and 2005 , respectively. “Total market population” is used only for the purposes of calculating market penetration, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets).

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

(6)     Management uses this measurement to assess the amount of service revenue U.S. Cellular generates each month on a per unit basis. Variances in this measurement are monitored and compared to variances in expenses on a per unit basis. Average monthly service revenue per customer is calculated as follows:

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Service Revenues per Statement of Operations	$769,222	$670,493
Divided by average customers during period (000s) *	5,554	5,035
Divided by number of months in each period	3	3
Average monthly service revenue per customer	$46.17	$44.39

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

(8)     For a discussion of the components of this calculation, see “Operating expenses – Selling, general and administrative expenses”, below.

Operating revenues increased $126.4 million, or 18%, to $836.4 million in 2006 from $710.0 million in 2005.

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Retail service	$678,110	$591,021
Inbound roaming	35,344	29,875
Long-distance and other service revenues	55,768	49,597
Service Revenues	769,222	670,493
Equipment sales	67,154	39,556
	$836,376	$710,049

Service revenues increased $98.7 million, or 15%, to $769.2 million in 2006 from $670.5 million in 2005. Service revenues primarily consist of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems.  The increase in service revenues in 2006 was primarily due to the growth in the number of retail customers, which increased 10% since March 31, 2005, and a 4% increase in monthly service revenue per customer, which averaged $46.17 in the first three months of 2006 and $44.39 in the first three months of 2005.  See footnote 6 to the table of summarized operating data in “Results of Operations” above for the calculation of average monthly service revenue per customer.

Retail service revenues increased $87.1 million, or 15%, to $678.1 million in 2006 from $591.0 million in 2005. Growth in U.S. Cellular’s average customer base and an increase in average monthly retail revenue per customer, driven by growth in revenues from data services, were the primary reasons for the increase in retail service revenue.  Average monthly retail service revenue per customer increased 4% to $40.70 in 2006 from $39.13 in 2005.

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

Equipment sales revenues increased $27.6 million, or 70%, to $67.2 million in 2006 from $39.6 million in 2005.  Equipment sales revenues include revenues from sales of handsets and related accessories to both new and existing customers, as well as revenues from sales of handsets to agents. All equipment sales revenues are recorded net of anticipated rebates.

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

Operating expenses increased $92.8 million, or 14%, to $766.4 million in 2006 from $673.6 million in 2005. The major components of operating expenses are shown in the table below.

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
System operations (exclusive of depreciation, amortization and accretion included below)	$153,318	$139,542
Cost of equipment sold	143,316	127,248
Selling, general and administrative	327,704	278,953
Depreciation, amortization and accretion	142,025	127,886
	$766,363	$673,629

System operations expenses (excluding depreciation, amortization and accretion) increased $13.8 million, or 10%, to $153.3 million in 2006 from $139.5 million in 2005. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers.

Key components of the increase in total system operations expenses were as follows:

•      Maintenance, utility and cell site expenses increased $9.2 million, or 18%, in 2006, primarily driven by increases in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 5,438 and 4,899 as of March 31, 2006 and 2005, respectively, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also through acquisitions of existing wireless operations.

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

Cost of equipment soldincreased $16.1 million, or 13%, to $143.3 million in 2006 from $127.2 million in 2005. The increase was due primarily to an increase in the number of handsets sold (23%), as discussed above. The effect of the increase in the number of handsets sold was partially offset by a decrease in the average cost per handset sold (8%), which reflected changes in both the mix of handsets sold and promotional discounts.

Selling, general and administrative expenses increased $48.7 million, or 17%, to $327.7 million in 2006 from $279.0 million in 2005. Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers, and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in 2006 reflects higher employee-related and other expenses associated with acquiring, serving and retaining customers, primarily as a result of a 10% increase in U.S. Cellular’s customer base and a 5% increase in full-time equivalent employees.  Key components of the increase in selling, general and administrative expenses were as follows:

•      a $12.0 million increase in advertising expenses primarily due to the increase in marketing of the U.S. Cellular brand in newly acquired and recently launched markets as well as increases in specific sponsorships and direct and segment marketing programs;

•      a $17.0 million increase primarily related to agent-related and sales employee-related expenses driven by the increase in full-time sales employee equivalents and the increase in retention-related activities.  New employees were added primarily in the newly acquired and recently launched markets since March 31, 2005.  The increase in retention-related activities was primarily driven by the 29% increase in retention handsets sold and the spending on retention activities that were focused on providing wireless 911-capable handsets to customers who did not previously have such handsets;

•      a $5.2 million increase in expenses related to the operations of U.S. Cellular’s corporate office and customer care centers, primarily due to the 10% increase in the customer base;

•      a $6.2 million increase in stock-based compensation expense primarily due to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised) (“SFAS 123(R)”), “Share-Based Payment,” as of January 1, 2006;

•      a $5.7 million increase in expenses related to federal universal service fund contributions and other regulatory fees and taxes.  Most of the expenses related to universal service fund contributions are offset by increases in retail service revenues for amounts passed through to customers; and

•      a $1.7 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects.

Sales and marketing cost per gross customer addition increased 4% to $412 in 2006 from $395 in 2005, primarily due to increased agent-related expenses, employee-related expenses and advertising expenses, partially offset by reduced losses on sales of handsets.  Management uses the sales and marketing cost per gross customer addition measurement to assess both the cost of acquiring customers on a per gross customer addition basis and the efficiency of its marketing efforts. Sales and marketing cost per gross customer addition is not calculable using financial information derived directly from the Consolidated Statements of Operations.  The definition of sales and marketing cost per gross customer addition that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similarly titled measures that are reported by other companies.

Below is a summary of sales and marketing cost per gross customer addition for each period:

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$144,996	$120,552
Cost of equipment sold to new customers (2)	104,372	95,597
Less equipment sales revenue from new customers (3)	(70,437)	(47,706)
Total costs	$178,931	$168,443
Gross customer additions (000s) (4)	434	426
Sales and marketing cost per gross customer addition	$412	$395

(1)   Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$327,704	$278,953
Less expenses related to serving and retaining customers	(182,708)	(158,401)
Selling, general and administrative expenses related to the acquisition of new customers	$144,996	$120,552

(2)   Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)

Cost of equipment sold as reported	$143,316	$127,248
Less cost of equipment sold related to the retention of existing customers	(38,944)	(31,651)
Cost of equipment sold to new customers	$104,372	$95,597

(3)   Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Three Months Ended March 31,
	2006	2005
		(As Restated)
	(Dollars in thousands)

Equipment sales revenue as reported	$67,154	$39,556
Less equipment sales revenues related to the retention of existing customers, excluding agent rebates	(14,045)	(5,437)
Add agent rebate reductions of equipment sales revenues related to the retention of existing customers	17,328	13,587
Equipment sales revenues from new customers	$70,437	$47,706

(4)   Gross customer additions represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), increased 3% to $13.50 in 2006 from $13.12 in 2005, primarily due to the increase in employee-related expenses associated with acquiring, serving and retaining customers. Also, in 2006, U.S. Cellular increased spending on retention activities that were focused on providing wireless 911-capable handsets to customers who did not previously have such handsets.

Management uses the monthly general and administrative expenses per customer measurement to assess the cost of serving and retaining its customers on a per unit basis. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$327,704	$278,953
Less selling, general and administrative expenses related to the acquisition of new customers	(144,996)	(120,552)
Add cost of equipment sold related to the retention of existing customers	38,944	31,651
Less equipment sales revenues related to the retention of existing customers, excluding agent rebates	(14,045)	(5,437)
Add agent rebate reductions of equipment sales revenues related to the retention of existing customers	17,328	13,587
Net cost of serving and retaining customers	$224,935	$198,202
Divided by average customers during period (000s) (2)	5,554	5,035
Divided by three months in each period	3	3
Average monthly general and administrative expenses per customer	$13.50	$13.12

(1)   These components were previously identified in the table which calculates sales and marketing cost per customer addition and related footnotes.

(2)   Average customers for the three month periods were previously defined in footnote 6 to the table of summarized operating data in “Results of Operations” above.

Depreciation, amortization and accretion expense increased $14.1 million, or 11%, to $142.0 million in 2006 from $127.9 million in 2005.

Depreciation expense increased $10.2 million, or 9%, to $126.7 million in 2006 from $116.5 million in 2005. The majority of the increase reflects a higher average fixed assets balance, which increased 13% for the period from January 1 through March 31, 2006 as compared to the same period in the prior year.  The increase in fixed assets in 2006 resulted from the following factors:

•      the addition of 539 cell sites to U.S. Cellular’s network since March 31, 2005, including those built to improve coverage and capacity in U.S. Cellular’s markets, both in existing service areas as well as in areas where U.S. Cellular has recently launched service; and

•      the addition of radio channels and switching capacity to U.S. Cellular’s network to accommodate increased usage.

In 2006, depreciation expense included charges of $5.0 million related to disposals of assets, trade-ins of older assets for replacement assets and write-offs of TDMA equipment upon disposal or consignment for future sale.  In 2005, depreciation expense included charges of $7.3 million related to such disposals, trade-ins and write-offs.

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

Operating Income

Operating income increased $33.6 million, or 92%, to $70.0 million in 2006 from $36.4 million in 2005. The operating income margin (as a percent of service revenues) was 9.1% in 2006 and 5.4% in 2005.

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

The following are estimates of full-year 2006 service revenues; depreciation, amortization and accretion expenses; operating income; and net retail customer additions. Except for disclosed changes, such estimates are based on U.S. Cellular’s currently owned and operated markets because the effect of any possible future acquisition or disposition activity cannot be predicted with accuracy or certainty. The following estimates were updated by U.S. Cellular on July 28, 2006. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from these estimated results.

	2006 Estimated Results	2005 Actual Results
(As Restated)
Service revenues	Approx. $3.2 billion	$2.83 billion
Depreciation, amortization and accretion expenses	$585 million	$510.5 million
Operating income (1)(2)	$250-300 million	$231.2 million
Net retail customer additions	370,000 - 400,000	411,000

(1)   Includes gain of $44.7 million resulting from sale of assets in 2005 Actual Results.

(2)   Reflects estimates of stock-based compensation expense to be recorded pursuant to U.S. Cellular’s implementation of SFAS 123(R) effective January 1, 2006.

Investment and Other Income (Expense) totaled $1.9 million in 2006 and $0.3 million in 2005.

Equity in earnings of unconsolidated entities increased $5.1 million, or 35%, to $19.5 million in 2006 from $14.4 million in 2005. Equity in earnings of unconsolidated entities primarily represents U.S. Cellular’s share of net income from the markets in which it has a minority interest and are accounted for by the equity method.  U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership meets certain “significance” tests pursuant to Rule 3-09 of Securities and Exchange Commission (“SEC”) Regulation S-X; this investment contributed $14.6 million and $12.0 million to equity in earnings of unconsolidated entities in 2006 and 2005, respectively.

Interest and dividend income decreased $1.3 million to $0.6 million in 2006 from $1.9 million in 2005. Interest income primarily includes interest earned on U.S. Cellular’s cash balances. In 2005, U.S. Cellular received $1.6 million of interest income related to a settlement with a vendor.

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

For information regarding U.S. Cellular’s Revolving Credit Facility, see “Liquidity and Capital Resources – Revolving Credit Facility” below.

Fair value adjustment of derivative instruments totaled a gain of $4.8 million in 2006 and $4.0 million in 2005.  Fair value adjustment of derivative instruments reflects the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Vodafone marketable equity securities not designated as a hedge.  The changes in fair value of the embedded collars during cash flow hedge designation are recorded to other comprehensive income. When the collars were de-designated in the cash flow hedge, subsequent changes in fair value are recognized in the Consolidated Statements of Operations, along with the related income tax effects. The accounting for the embedded collars as derivative instruments not designated in a hedging relationship results in increased volatility in the results of operations, as fluctuation in the market price of the underlying Vodafone marketable equity securities results in changes in the fair value of the embedded collars being recorded in the Consolidated Statements of Operations.

Gain on investments totaled $0.6 million in 2005, related to a working capital adjustment recorded on the investments sold to ALLTEL in November 2004. There were no such gains or losses in 2006.

Income Taxes

Income tax expense increased $14.5 million, or 102%, to $28.7 million in 2006 from $14.2 million in 2005 primarily due to higher income before income taxes and minority interest. The overall effective tax rate on income before income taxes and minority interest for the three months ended March 31, 2006 and 2005 was 39.9% and 38.7%, respectively. The effective tax rate for the 2006 period is higher than 2005 primarily due to an increase in tax expense for contingent tax liabilities.  For further analysis and discussion of U.S. Cellular’s effective tax rates in 2006 and 2005, see Note 4 – Income Taxes of Notes to Consolidated Financial Statements included herein.

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

Net Income

Net income increased $19.1 million or 94%, to $39.4 million in 2006 from $20.3 million in 2005.  Basic earnings per share was $0.45 in 2006 and $0.23 in 2005. Diluted earnings per share was $0.45 in 2006 and $0.23 in 2005. In 2006, increases in net income and earnings per share were attributable primarily to higher Operating Income.

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

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$156,894	$112,083
Investing activities	(118,906)	(233,951)
Financing activities	(49,946)	111,775
Net increase (decrease) in cash and cash equivalents	$(11,958)	$(10,093)

Cash Flows from Operating Activities

U.S. Cellular generated substantial cash flows from operating activities during the first quarters of 2006 and 2005. Such cash flows were $156.9 million and $112.1 million, respectively.  Excluding changes in assets and liabilities from operations, cash flows from operating activities totaled $180.2 million in 2006 and $152.7 million in 2005. Changes in assets and liabilities from operations required $23.3 million in 2006 and $40.6 million in 2005, reflecting higher net working capital balances required to support higher levels of business activity as well as differences in the timing of collections and payments.

The following table is a summary of the components of cash flows from operating activities:

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Net income	$39,446	$20,294
Adjustments to reconcile net income to net cash provided by operating activities	140,734	132,383
	180,180	152,677
Changes in assets and liabilities from operations	(23,286)	(40,594)
	$156,894	$112,083

Cash Flows from Investing Activities

U.S. Cellularmakes substantial investments each year to acquire wireless licenses and properties and to construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareholders.  In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing and cost-reducing upgrades to U.S. Cellular’s networks. Cash flows used for investing activities required $118.9 million in the three months ended March 31, 2006 compared to $234.0 million in the same period of 2005.

Cash used for property, plant and equipment and system development expenditures totaled $117.2 million in 2006 and $112.0 million in 2005 representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, remodel new and existing retail stores and continue the development of U.S. Cellular’s office systems.

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

Cash flows from financing activities required $49.9 million in the three months ended March 31, 2006 and provided $111.8 million in the same period of 2005. Cash received from short-term borrowings under U.S. Cellular’s revolving credit facility provided $55.0 million in 2006 and $165.0 million in 2005, while repayments required $105.0 million in 2006 and $60.0 million in 2005. Proceeds from re-issuance of treasury shares in connection with employee benefits plans provided $3.9 million in 2006 and $6.8 million in 2005.

U.S. Cellular has an ongoing authorization from its Board of Directors to repurchase a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans.  No U.S. Cellular Common Shares were repurchased in the first quarter of 2006 or 2005.

LIQUIDITY AND CAPITAL RESOURCES

As indicated above, U.S. Cellular generated cash flows from operating activities of $156.9 million and $112.1 million during the first quarters of 2006 and 2005, respectively.  At March 31, 2006, U.S. Cellular had cash and cash equivalents of $17.0 million.  U.S. Cellular believes that cash flows from operating activities, existing cash balances and funds available from the revolving credit facility provide substantial financial flexibility for U.S. Cellular to meet both its short- and long-term needs for the foreseeable future.  In addition, U.S. Cellular may have access to public and private capital markets to help meet its long-term financing needs.

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

Moody’s Investor Service	Baa3	– under review for possible further downgrade
Standard & Poor’s	A-	– on credit watch with negative implications
Fitch	BBB+	– on ratings watch negative

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

As disclosed in Restatement above, U.S. Cellular and its audit committee concluded on November 6, 2006 to restate the Consolidated Financial Statements as of and for the three years ended December 31, 2005. U.S. Cellular and its audit committee also concluded that U.S. Cellular would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the Consolidated Financial Statements and financial information included therewith. The restatement resulted in defaults under the revolving credit facility.  U.S. Cellular was not in violation of any covenants that require it to maintain certain financial ratios.  U.S. Cellular did not fail to make any scheduled payments under such revolving credit facility.  U.S. Cellular received waivers from the lenders associated with the revolving credit facility, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatement. The waivers require the Form 10-K/A for the year ended December 31, 2005, the Forms 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006 and the Form 10-Q for the quarterly period ended September 30, 2006 to be filed by March 14, 2007.

On October 26, 2006, Standard & Poor’s Rating Services lowered its credit ratings on U.S. Cellular to BBB+ from A-.  The outlook was stable.  On November 7, 2006, Standard & Poor’s Rating Services lowered its credit ratings on U.S. Cellular to BBB from BBB+.  The ratings were placed on credit watch with negative implications.  On February 13, 2007, Standard & Poor’s Rating Services lowered its credit rating on U.S. Cellular to BBB- from BBB.  The ratings remain on Credit Watch with negative implications. The credit ratings by Moody’s Investors Service remain Baa3—under review for possible further downgrade. The credit ratings by Fitch remain BBB+ on ratings watch negative.

Long-Term Debt

The late filing of U.S. Cellular’s Form 10-K for the year ended December 31, 2005 and Forms 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 and the failure to deliver such Forms 10-K and 10-Q to the trustee of the U.S. Cellular debt indenture on a timely basis, resulted in non-compliance under such debt indenture. However, this non-compliance did not result in an event of default or a default. U.S. Cellular believes that non-compliance was cured upon the filing of such Form 10-K and Forms 10-Q. U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indentures.

As discussed in Restatement above, U.S. Cellular and its audit committee concluded on November 6, 2006, that U.S. Cellular would amend its Annual Report on Form 10-K for the year ended December 31, 2005 to restate its financial statements and financial information for each of the three years in the period ended December 31, 2005.  U.S. Cellular and its audit committee also concluded that U.S. Cellular would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the financial statements and financial information included therewith.  U.S. Cellular requires additional time to complete its Form 10-Q for the quarterly period ended September 30, 2006 to complete the restatement.  The late filing of U.S. Cellular’s Form 10-Q for the quarterly period ended September 30, 2006 and the failure to deliver such Form 10-Q to the trustees of the U.S. Cellular debt indenture on a timely basis, resulted in non-compliance under such debt indenture. However, this non-compliance did not result in an event of default or a default. U.S. Cellular believes that non-compliance will be cured upon the filing of its Form 10-Q for the quarterly period ended September 30, 2006. U.S. Cellular has not failed to make and does not expect to fail to make any scheduled payment of principal or interest under such indenture.

Except as noted above, U.S. Cellular believes it was in compliance as of March 31, 2006 with all covenants and other requirements set forth in its long-term debt indenture. Such indenture does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.

Marketable Equity Securities and Forward Contracts

U.S. Cellular holds a substantial amount of marketable equity securities that are publicly traded and can have volatile share prices.  U.S. Cellular does not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets. U.S. Cellular’s investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic cellular investments to or settlements with AirTouch Communications, Inc. (“AirTouch”), in exchange for stock of AirTouch, which was then acquired by Vodafone whereby U.S. Cellular received American Depositary Receipts representing Vodafone stock. See Note 20 – Subsequent Events for additional information related to U.S. Cellular’s investment in Vodafone ADRs. U.S. Cellular’s investment in Rural Cellular Corporation (“Rural Cellular”) is the result of a consolidation of several cellular partnerships in which U.S. Cellular subsidiaries held interests into Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests.

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

As disclosed in Restatement above, U.S. Cellular and its audit committee concluded on November 6, 2006 to restate the Consolidated Financial Statements as of and for the three years ended December 31, 2005. U.S. Cellular and its audit committee also concluded that U.S. Cellular would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the Consolidated Financial Statements and financial information included therewith.  The restatement resulted in defaults under certain of the forward contracts.  U.S. Cellular was not in violation of any covenants that require it to maintain certain financial ratios.  U.S. Cellular did not fail to make any scheduled payments under such forward contracts. U.S. Cellular received waivers from the counterparty to such forward contracts, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatement. The waivers require the Form 10-K/A for the year ended December 31, 2005, the Forms 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006 and the Form 10-Q for the quarterly period ended September 30, 2006 to be filed by March 14, 2007.

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

U.S. Cellular owns approximately 14% of Midwest Wireless Communications, L.L.C., which interest is convertible into approximately an 11% interest in Midwest Wireless Holdings, L.L.C., a privately-held wireless telecommunications company that controls Midwest Wireless Communications.  Midwest Wireless Holdings, through subsidiaries, holds FCC licenses and operates certain wireless markets in southern Minnesota, northern and eastern Iowa and western Wisconsin.  On November 18, 2005, ALLTEL announced that it had entered into a definitive agreement to acquire Midwest Wireless Holdings for $1.075 billion in cash, subject to certain conditions, including approval by the FCC, other governmental authorities and the members of Midwest Wireless Holdings.  On January 31, 2006, U.S. Cellular filed a petition to deny the FCC license transfer of control applications filed by ALLTEL and Midwest Wireless Holdings seeking FCC consent to their transaction.  That petition is pending.  Subject to the outcome of such petition, the satisfaction of certain conditions and the closing of the foregoing agreement, U.S. Cellular will be entitled to receive approximately $102.7 million in cash in consideration with respect to its interest in Midwest Wireless Communications upon the closing of the acquisition of Midwest Wireless Holdings by ALLTEL.   In addition, U.S. Cellular owns 49% of an entity, accounted for under the equity method, which owns approximately 2.9% of Midwest Wireless Holdings.  If the transaction with ALLTEL occurs, this entity will receive cash in consideration for its interest in Midwest Wireless Holdings.  Following that, this entity will be dissolved and U.S. Cellular will be entitled to receive approximately $11.4 million in cash.   The net aggregate carrying value of U.S. Cellular’s investments in Midwest Wireless Communications and Midwest Wireless Holdings was approximately $25.4 million at March 31, 2006.

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

Contractual and Other Obligations

There has been no material change to Contractual and Other Obligations disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K/A for the year ended December 31, 2005.

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

Investments in Unconsolidated Entities. U.S. Cellular has certain variable interests in investments in which it holds a minority interest.  Such investments totaled $187.7 million as of March 31, 2006, and are accounted for using either the equity or cost method.  U.S. Cellular’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in U.S. Cellular’s Form 10-K/A for the year ended December 31, 2005.

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

Licenses and Goodwill

As of March 31, 2006, U.S. Cellular reported $1,362.0 million of licenses and $481.6 million of goodwill, as a result of the acquisitions of interests in wireless licenses and businesses.  Licenses include those won by Carroll Wireless in the FCC auction completed in February 2005 and license rights related to licenses that will be received when the 2003 AT&T Wireless exchange transaction is fully completed.

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

Derivative Instruments

U.S. Cellular utilizes derivative financial instruments to reduce marketable equity security market value risk. U.S. Cellular does not hold or issue derivative financial instruments for trading purposes. U.S. Cellular recognizes all derivatives as either assets or liabilities on the Consolidated Balance Sheets and measures those instruments at fair value. Changes in fair value of those instruments are reported in the Consolidated Statements of Operations or classified as Accumulated other comprehensive income, net of tax, in the Consolidated Balance Sheets depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements depend on the derivative’s hedge designation and whether the hedge is anticipated to be highly effective in achieving offsetting changes in the fair value of the hedged item or cash flows of the asset hedged.

U.S. Cellular originally designated the embedded collars within its forward contracts as cash flow hedges of its Vodafone marketable equity securities.  Accordingly, all changes in the fair value of the embedded collars were recorded in other comprehensive income, net of income taxes.  Subsequently, upon contractual modifications to the terms of the collars, the embedded collars no longer qualified for hedge accounting treatment and all changes in fair value of the collars from the time of the contractual modification to the terms of the collars are included in the Consolidated Statements of Operations.

The accounting for the embedded collars as derivative instruments that do not qualify for cash flow hedge accounting results in increased volatility in the results of operations, as fluctuation in the market price of the underlying Vodafone marketable equity securities results in changes in the fair value of the embedded collars being recorded in the statement of operations.

The embedded collars are valued using the Black-Scholes valuation model.  The inputs in the model include the stock price, strike price (differs for call options and put options), risk-free interest rate, volatility of the underlying stock, dividend yield and the term of the contracts.  Different assumptions could create materially different results.

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

U.S. Cellular’s noncurrent deferred tax assets and liabilities as of March 31, 2006, and December 31, 2005 and the underlying temporary differences are as follows:

	March 31, 2006	December 31, 2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Deferred Tax Asset
Net operating loss carryforward	$32,193	$30,381
Derivative instruments	7,708	9,475
Other	14,242	10,851
	54,143	50,707
Less valuation allowance	(17,719)	(15,606)
Total Deferred Tax Asset	36,424	35,101

Deferred Tax Liability
Property, plant and equipment	274,564	280,789
Licenses/Intangibles	239,155	233,753
Marketable equity securities	59,243	62,112
Partnership investments	105,548	105,533
Total Deferred Tax Liability	678,510	682,187
Net Deferred Income Tax Liability	$642,086	$647,086

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

In June of 2006, the Internal Revenue Service commenced its audit of the 2002 – 2004 consolidated federal tax returns of TDS and subsidiaries. U.S. Cellular is included in the TDS consolidated federal tax return. The audit is in its preliminary stages.

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

As described in more detail in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included herein, U.S. Cellular has established or participates in a long-term incentive plan and an employee stock purchase plan which are stock-based compensation plans. Prior to the first quarter of 2006, U.S. Cellular accounted for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations as allowed by SFAS No. 123, “Accounting for Stock Based Compensation,” (“SFAS 123”). Accordingly, prior to the first quarter of 2006, compensation cost for share-based payments was measured using the intrinsic value method as prescribed by APB 25. Under the intrinsic value method, compensation cost is measured as the amount by which the market value of the underlying equity instrument on the grant date exceeds the exercise price. Effective January 1, 2006, U.S. Cellular adopted the fair value recognition provisions of SFAS No. 123(R), “Share Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. In addition, U.S. Cellular applied the provisions of Staff Accounting Bulletin (“SAB”) No. 107 issued by the SEC in March 2005 in its adoption of SFAS 123(R).  Under the modified prospective transition method, compensation cost recognized during the three months ended March 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

U.S. Cellular is billed for all services it receives from TDS, pursuant to the terms of various agreements between it and TDS. The majority of these billings are included in U.S. Cellular’s selling, general and administrative expenses. Some of these agreements were established at a time prior to U.S. Cellular’s initial public offering when TDS owned more than 90% of U.S. Cellular’s outstanding capital stock and may not reflect terms that would be obtainable from an unrelated third party through arms-length negotiations. The principal arrangements that affect U.S. Cellular’s operations are described in Item 13 of its Form 10-K/A for the year ended December 31, 2005. Management believes the method TDS uses to allocate common expenses is reasonable and that all expenses and costs applicable to U.S. Cellular are reflected in its financial statements.  Billings to U.S. Cellular from TDS totaled $24.3 million for the three months ended March 31, 2006, and $19.4 million for the three months ended March 31, 2005.

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

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q/A, including exhibits, contains statements that are not based on historical fact and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that U.S. Cellular intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully discussed under “Risk Factors” in U.S. Cellular’s Form 10-K/A for the year ended December 31, 2005.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  U.S. Cellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.   You should carefully consider the Risk Factors in U.S. Cellular’s Form 10-K/A for the year ended December 31, 2005, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q/A to understand the material risks relating to U.S. Cellular’s business.

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

Reference is made to the disclosure under Market Risk – Long Term Debt in U.S. Cellular’s Form 10-K/A for the year ended December 31, 2005, for additional information about the annual requirements of principal payments, the average interest rates, and the estimated fair values of long-term debt.

Marketable Equity Securities and Derivatives

U.S. Cellular maintains a portfolio of available-for-sale marketable equity securities which were obtained in connection with the sale of non-strategic investments.  The market value of these investments aggregated $219.6 million at March 31, 2006, and $225.4 million at December 31, 2005.  U.S. Cellular’s cumulative net unrealized holding gain, net of tax, included in Accumulated other comprehensive income in the Consolidated Balance Sheets totaled $37.6 million at March 31, 2006.

A subsidiary of U.S. Cellular has a number of forward contracts related to the marketable equity securities that it holds.  U.S. Cellular has provided guarantees to the counterparties which provide assurance to the counterparties that all principal and interest amounts will be paid by its subsidiary when due.  The economic hedge risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”).  The downside limit is hedged at or above the cost basis of the securities.

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

Deferred taxes have been provided for the difference between the fair value and the income tax basis of the marketable equity securities and derivatives and are included in Net deferred income tax liability in the Consolidated Balance Sheets.  Such deferred tax liabilities related to marketable equity securities totaled $59.2 million at March 31, 2006, and $62.1 million at December 31, 2005. Such deferred tax assets related to derivatives totaled $7.7 million at March 31, 2006, and $9.5 million at December 31, 2005.

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

4.     U.S. Cellular did not maintain effective controls over accounting for prepaid forward contracts and related bifurcated embedded derivative instruments.  Specifically, effective controls were not designed and in place to de-designate, re-designate and assess hedge effectiveness of the bifurcated embedded collars within the forward contracts as cash flow hedges of marketable equity securities when the embedded collars were contractually modified for differences between the actual and expected dividend rates on the underlying securities.  This control deficiency affected other comprehensive income on the consolidated balance sheet and fair value adjustments of derivative instruments and income tax expense on the consolidated statements of operations.  This control deficiency resulted in the restatement of U.S. Cellular’s annual consolidated financial statements for 2005, 2004 and 2003, the interim consolidated financial statements for all quarters in 2005 and 2004, the interim consolidated financial statements for the first and second quarters of 2006, as well as adjustments, including audit adjustments, to the 2006 third quarter interim consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to U.S. Cellular’s interim or annual consolidated financial statements that would not be prevented or detected.

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

Solely for purposes of updating the foregoing disclosure, the following information is provided. There were certain changes to U.S. Cellular’s internal control over financial reporting subsequent to the quarter ended March 31, 2006.  These changes include the resignation of TDS’s Vice President and Assistant Controller in February 2007, and the reorganization of responsibilities as a result thereof.  Subject to such changes, U.S. Cellular believes that the foregoing disclosures continue to be correct in all material respects.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q/A, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in U.S. Cellular’s Form 10-K/A for the year ended December 31, 2005, which could materially affect U.S. Cellular’s business, financial condition or future results. The risks described in this Form 10-Q/A and the Form 10-K/A for the year ended December 31, 2005, may not be the only risks facing U.S. Cellular.  Additional unidentified or unrecognized risks and uncertainties may materially adversely affect U.S. Cellular’s business, financial condition and/or operating results. Subject to the foregoing, U.S. Cellular has not identified for disclosure any material changes to the risk factors as previously disclosed in U.S. Cellular’s Form 10-K/A for the year ended December 31, 2005.

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

Exhibit 31.1 - Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q/A or that supplement the exhibits identified in U.S. Cellular’s Form 10-K/A for the year ended December 31, 2005.  Reference is made to U.S. Cellular’s Form 10-K/A for the year ended December 31, 2005 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	February 23, 2007	/s/ John E. Rooney
John E. Rooney
President and
Chief Executive Officer

Date:	February 23, 2007	/s/ Steven T. Campbell
Steven T. Campbell
Executive Vice President-Finance,
Chief Financial Officer, Treasurer and Controller

Date:	February 23, 2007	/s/ Kenneth R. Meyers
Kenneth R. Meyers
Chief Accounting Officer

Signature page for the U.S. Cellular 2006 First Quarter Form 10-Q/A