Form 10-Q/A
period 2006-06-30
UNITED STATES CELLULAR CORP
filed 2007-02-23
CIK 821130

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

Explanatory Note

United States Cellular Corporation. (“U.S. Cellular”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, which was originally filed with the Securities and Exchange Commission (“SEC”) on October 10, 2006 (“Original Form 10-Q”), to amend Part I Financial Information – Item 1 “Financial Statements,” Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” and Item 4 “Controls and Procedures,” and Item 6 “Exhibits and Financial Statement Schedules.”

As discussed in Note 1 to the Consolidated Financial Statements, U.S. Cellular and its audit committee concluded on November 6, 2006, that U.S. Cellular would amend its Annual Report on Form 10-K for the year ended December 31, 2005 to restate its consolidated financial statements and financial information for each of the three years in the period ended December 31, 2005, including quarterly information for 2005 and 2004 and certain selected financial data for 2002.  U.S. Cellular and its audit committee also concluded that U.S. Cellular would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the consolidated financial statements and financial information included therewith.

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

For the convenience of the reader, this Form 10-Q/A sets forth the Original Form 10-Q, as amended hereby, in its entirety.  However, this Form 10-Q/A amends and restates only Items 1, 2, 3, and 4 of Part I and Item 6 of Part II of the Original Form 10-Q, in each case solely as a result of and to reflect the adjustments discussed above and more fully in Note 1 of the accompanying consolidated financial statements, and no other information in the Original Form 10-Q is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the Original Form 10-Q, or to modify or update those disclosures affected by other subsequent events.  In particular, forward-looking statements included in the Form 10-Q/A represented management’s views as of the date of filing of the Original Form 10-Q for the quarterly period ended June 30, 2006 on October 10, 2006. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by U.S. Cellular’s principal executive officer and principal financial officer are being filed with this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

UNITED STATES CELLULAR CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE PERIOD ENDED JUNE 30, 2006

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$791,705	$689,734	$1,560,927	$1,360,227
Equipment sales	54,432	50,643	121,586	90,199
Total Operating Revenues	846,137	740,377	1,682,513	1,450,426

OPERATING EXPENSES
System operations (excluding Depreciation, amortization and accretion shown separately below)	150,555	147,401	303,873	286,943
Cost of equipment sold	133,416	116,811	276,732	244,059
Selling, general and administrative (including charges from affiliates of $25.3 million and $21.8 million for the three months ended June 30, 2006 and 2005, respectively, and $49.6 million and $41.2 million for the six months ended 2006 and 2005, respectively)	342,769	284,789	670,473	563,742
Depreciation, amortization and accretion	140,486	126,120	282,511	254,006
Total Operating Expenses	767,226	675,121	1,533,589	1,348,750

OPERATING INCOME	78,911	65,256	148,924	101,676

INVESTMENT AND OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated entities	21,957	17,378	41,440	31,815
Interest and dividend income	9,807	4,643	10,395	6,500
Fair value adjustment of derivative instruments	(922)	20,183	3,893	24,179
Gain on investments	—	—	—	551
Interest expense	(23,007)	(21,444)	(46,215)	(42,182)
Other income, net	(140)	(71)	62	155
Total Investment and Other Income (Expense)	7,695	20,689	9,575	21,018

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	86,606	85,945	158,499	122,694
Income tax expense	33,683	33,781	62,393	47,989

INCOME BEFORE MINORITY INTEREST	52,923	52,164	96,106	74,705
Minority share of income	(2,859)	(2,349)	(6,596)	(4,596)

NET INCOME	$50,064	$49,815	$89,510	$70,109

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	87,281	86,708	87,247	86,558
BASIC EARNINGS PER SHARE (Note 6)	$0.57	$0.57	$1.03	$0.81

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	88,083	87,375	87,994	87,257
DILUTED EARNINGS PER SHARE (Note 6)	$0.57	$0.57	$1.02	$0.80

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$89,510	$70,109
Add (deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	282,511	254,006
Bad debts expense	23,089	14,296
Stock-based compensation expense	10,457	3,533
Deferred income taxes, net	(978)	41,834
Equity in earnings of unconsolidated entities	(41,440)	(31,815)
Distributions from unconsolidated entities	37,176	27,660
Minority share of income	6,596	4,596
Fair value adjustment for derivative instruments	(3,893)	(24,179)
Gain on investments	—	(551)
Noncash interest expense	890	890
Changes in assets and liabilities from operations
Change in accounts receivable	(51,819)	(22,584)
Change in inventory	10,770	21,791
Change in accounts payable	(33,462)	(44,594)
Change in customer deposits and deferred revenues	2,978	7,815
Change in accrued taxes	6,416	10,871
Change in accrued interest	749	(123)
Change in other assets and liabilities	(19,326)	(9,353)
	320,224	324,202

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(268,607)	(253,535)
Cash received from divestitures	—	551
Cash paid for acquisitions	(18,546)	(126,033)
Other investing activities	(3,083)	(1,358)
	(290,236)	(380,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	195,000	310,000
Repayment of notes payable	(225,000)	(290,000)
Common shares reissued	3,856	14,012
Capital (distributions) to minority partners	(11,220)	(1,060)
Other financing activities	342	(196)
	(37,022)	32,756

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,034)	(23,417)

CASH AND CASH EQUIVALENTS
Beginning of period	29,003	41,062
End of period	$21,969	$17,645

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

Unaudited

	June 30, 2006	December 31, 2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$21,969	$29,003
Accounts receivable
Customers, less allowance of $10,494 and $11,410, respectively	291,453	278,170
Roaming	40,102	27,178
Other	60,079	57,011
Marketable equity securities	218,226	—
Inventory	82,239	92,748
Prepaid expenses	44,024	32,068
Deferred income tax asset	—	8,218
Other current assets	21,763	15,489
	779,855	539,885
INVESTMENTS
Licenses	1,367,569	1,362,263
Goodwill	485,543	481,235
Customer lists, net of accumulated amortization of $56,309 and $44,616, respectively	37,998	47,649
Marketable equity securities	4,076	225,387
Investments in unconsolidated entities	176,653	172,093
Notes and interest receivable	4,847	4,707
	2,076,686	2,293,334
PROPERTY, PLANT AND EQUIPMENT
In service and under construction	4,862,357	4,615,234
Less accumulated depreciation	2,292,799	2,062,205
	2,569,558	2,553,029

OTHER ASSETS AND DEFERRED CHARGES	30,125	29,985

TOTAL ASSETS	$5,456,224	$5,416,233

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unaudited

	June 30, 2006	December 31, 2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
CURRENT LIABILITIES
Forward contracts	$159,856	$—
Notes payable	105,000	135,000
Accounts payable
Affiliated	10,881	7,239
Trade	264,488	301,058
Customer deposits and deferred revenues	114,947	111,407
Accrued taxes	47,785	36,748
Accrued compensation	35,757	42,865
Derivative liability	21,925	—
Deferred income tax liability	43,015	—
Other current liabilities	41,865	28,404
	845,519	662,721

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	588,716	647,086
Derivative liability	—	25,818
Asset retirement obligation	98,319	90,224
Other deferred liabilities and credits	51,074	46,234
	738,109	809,362

LONG-TERM DEBT
Long-term debt	1,001,612	1,001,385
Forward contracts	—	159,856
	1,001,612	1,161,241

COMMITMENTS AND CONTINGENCIES (SEE NOTE 19)

MINORITY INTEREST	37,247	41,871

COMMON SHAREHOLDERS’ EQUITY
Common Shares, par value $1 per share; authorized 140,000,000 shares; issued 55,045,685 shares	55,046	55,046
Series A Common Shares, par value $1 per share; authorized 50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006
Capital in excess of par value	1,285,611	1,286,964
Treasury Shares, at cost, 847,851 and 962,863 Common Shares, respectively	(40,594)	(47,088)
Accumulated other comprehensive income	42,170	44,122
Retained earnings	1,458,498	1,368,988
	2,833,737	2,741,038
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,456,224	$5,416,233

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

•      Classification of Asset Retirement Obligation on the Statement of Cash Flows – The additions to property, plant and equipment and other deferred liabilities representing additional asset retirement obligations (“ARO”) should be treated as non-cash items in the statement of cash flows.  From 2004 through the second quarter of 2006, U.S. Cellular included additional ARO liabilities as a change in other assets and liabilities in cash flows from operating activities and the increase in the ARO asset balance as a capital expenditure in cash flows from investing activities resulting in an overstatement of cash flows from operating activities and an overstatement of cash flows required by investing activities.  In the restatement, adjustments were recorded in the statement of cash flows to offset the change in ARO liabilities against the ARO asset. The reduction in the change in other assets and liabilities in cash flows from operating activities and the reduction in additions to property, plant and equipment in cash flows from investing activities totaled $3.4 million and $2.3 million in the six months ended June 30, 2006 and 2005, respectively.

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

The table below summarizes the impact on income before income taxes and minority interest as a result of the restatement.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Increase (decrease) dollars in thousands)
Income Before Income Taxes and Minority Interest, as previously reported	$88,170	$67,580	$156,956	$103,613

Forward contracts and related derivative instruments	(922)	20,183	3,893	24,179
Contracts with maintenance and support services	198	(138)	339	(335)
Property, plant and equipment	1,511	317	3,111	77
Other items	(2,351)	(1,997)	(5,800)	(4,840)

Total adjustment	(1,564)	18,365	1,543	19,081
Income Before Income Taxes and Minority Interest, as restated	$86,606	$85,945	$158,499	$122,694

The table below summarizes the impact on net income and diluted earnings per share as a result of the restatement.

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(Increase (decrease) dollars in thousands, except per share amounts)
As previously reported	$51,086	$0.58	$38,077	$0.44	$88,578	$1.01	$57,642	$0.66

Forward contracts and related derivative instruments	(584)	(0.01)	12,764	0.15	2,464	0.03	15,291	0.18
Contracts with maintenance and support services	125	—	(69)	—	217	—	(172)	—
Income taxes	—	—	—	—	—	—	—	—
Property, plant and equipment	875	0.01	186	—	1,800	0.02	52	—
Other items	(1,438)	(0.01)	(1,143)	(0.02)	(3,549)	(0.04)	(2,704)	(0.04)

Total adjustment	(1,022)	(0.01)	11,738	0.13	932	0.01	12,467	0.14
As restated	$ 50,064	$ 0.57	$ 49,815	$ 0.57	$ 89,510	$ 1.02	$ 70,109	$ 0.80

The effect of the restatement on the previously reported Consolidated Statements of Operations is as follows:

	Three Months Ended
	June 30, 2006		June 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$791,272	$791,705	$691,746	$689,734
Equipment sales	54,432	54,432	50,219	50,643
Total Operating Revenues	845,704	846,137	741,965	740,377
OPERATING EXPENSES
System operations (excluding depreciation amortization and accretion shown separately below)	150,555	150,555	147,238	147,401
Cost of equipment sold	133,416	133,416	116,811	116,811
Selling, general and administrative	342,162	342,769	284,209	284,789
Depreciation, amortization and accretion	140,018	140,486	126,784	126,120
Total Operating Expenses	766,151	767,226	675,042	675,121

OPERATING INCOME	79,553	78,911	66,923	65,256

INVESTMENT AND OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated entities	21,957	21,957	17,825	17,378
Interest and dividend income	9,807	9,807	4,347	4,643
Interest (expense)	(23,007)	(23,007)	(21,444)	(21,444)
Fair value adjustment of derivative instruments	—	(922)	—	20,183
Other income, net	(140)	(140)	(71)	(71)
Total Investment and Other Income (Expense)	8,617	7,695	657	20,689

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	88,170	86,606	67,580	85,945
Income tax expense	34,301	33,683	27,040	33,781

INCOME BEFORE MINORITY INTEREST	53,869	52,923	40,540	52,164
Minority share of income	(2,783)	(2,859)	(2,463)	(2,349)

NET INCOME	$51,086	$50,064	$38,077	$49,815

Basic Earnings per Share	$0.59	$0.57	$0.44	$0.57

Diluted Earnings per Share	$0.58	$0.57	$0.44	$0.57

	Six Months Ended
	June 30, 2006		June 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$1,561,354	$1,560,927	$1,363,385	$1,360,227
Equipment sales	121,586	121,586	89,651	90,199
Total Operating Revenues	1,682,940	1,682,513	1,453,036	1,450,426
OPERATING EXPENSES
System operations (excluding depreciation, amortization and accretion shown separately below)	305,410	303,873	285,709	286,943
Cost of equipment sold	276,732	276,732	244,059	244,059
Selling, general and administrative	667,780	670,473	562,539	563,742
Depreciation, amortization and accretion	281,744	282,511	254,277	254,006
Total Operating Expenses	1,531,666	1,533,589	1,346,584	1,348,750

OPERATING INCOME	151,274	148,924	106,452	101,676

INVESTMENT AND OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated entities	41,440	41,440	32,265	31,815
Interest and dividend income	10,395	10,395	6,372	6,500
Interest (expense)	(46,215)	(46,215)	(42,182)	(42,182)
Fair value adjustment of derivative instruments	—	3,893	—	24,179
Gain (loss) on investments	—	—	551	551
Other income, net	62	62	155	155
Total Investment and Other Income (Expense)	5,682	9,575	(2,839)	21,018

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	156,956	158,499	103,613	122,694
Income tax expense	61,950	62,393	40,974	47,989

INCOME BEFORE MINORITY INTEREST	95,006	96,106	62,639	74,705
Minority share of income	(6,428)	(6,596)	(4,997)	(4,596)

NET INCOME	$88,578	$89,510	$57,642	$70,109

Basic Earnings per Share	$1.02	$1.03	$0.67	$0.81

Diluted Earnings per Share	$1.01	$1.02	$0.66	$0.80

The effect of the restatement on the previously reported Consolidated Statements of Cash Flows is as follows:

	Six Months Ended June 30,
	2006	2006	2005	2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$88,578	$89,510	$57,642	$70,109
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	281,744	282,511	254,277	254,006
Bad debts expense	23,089	23,089	14,296	14,296
Stock-based compensation expense	8,936	10,457	3,533	3,533
Deferred income taxes, net	(1,420)	(978)	34,819	41,834
Equity in earnings of unconsolidated entities	(41,440)	(41,440)	(32,265)	(31,815)
Distributions from unconsolidated entities	37,176	37,176	27,956	27,660
Minority share of income	6,428	6,596	4,997	4,596
Fair value adjustment of derivative instruments	—	(3,893)	—	(24,179)
Gain on investments	—	—	(551)	(551)
Noncash interest expense	890	890	890	890
Changes in assets and liabilities from operations
Change in accounts receivable	(51,819)	(51,819)	(22,444)	(22,584)
Change in inventory	10,770	10,770	21,791	21,791
Change in accounts payable	(33,462)	(33,462)	(44,643)	(44,594)
Change in customer deposits and deferred revenues	2,551	2,978	4,737	7,815
Change in accrued taxes	6,416	6,416	10,871	10,871
Change in accrued interest	749	749	(123)	(123)
Change in other assets and liabilities	(14,413)	(19,326)	(8,559)	(9,353)
	324,773	320,224	327,224	324,202

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(273,156)	(268,607)	(256,557)	(253,535)
Cash received from divestitures	—	—	551	551
Cash paid for acquisitions	(18,546)	(18,546)	(126,033)	(126,033)
Other investing activities	(3,083)	(3,083)	(1,358)	(1,358)
	(294,785)	(290,236)	(383,397)	(380,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	195,000	195,000	310,000	310,000
Repayment of notes payable	(225,000)	(225,000)	(290,000)	(290,000)
Common shares reissued	3,856	3,856	14,012	14,012
Capital (distributions) to minority partners	(11,220)	(11,220)	(1,060)	(1,060)
Other financing activities	342	342	(196)	(196)
	(37,022)	(37,022)	32,756	32,756

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,034)	(7,034)	(23,417)	(23,417)

CASH AND CASH EQUIVALENTS
Beginning of period	29,003	29,003	41,062	41,062
End of period	$21,969	$21,969	$17,645	$17,645

The effect of the restatement on the previously reported Consolidated Balance Sheets is as follows:

	June 30,		December 31,
	2006	2006	2005	2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)

CURRENT ASSETS
Cash and cash equivalents	$21,969	$21,969	$29,003	$29,003
Accounts Receivable
Customers, less allowance	295,180	291,453	281,896	278,170
Roaming	40,102	40,102	27,178	27,178
Other	61,505	60,079	58,436	57,011
Marketable equity securities	218,226	218,226	—	—
Inventory	82,239	82,239	92,748	92,748
Prepaid expenses	43,082	44,024	31,026	32,068
Deferred income tax asset	—	—	8,218	8,218
Other current assets	21,418	21,763	15,145	15,489
	783,721	779,855	543,650	539,885
INVESTMENTS
Licenses	1,367,569	1,367,569	1,362,263	1,362,263
Goodwill	475,925	485,543	471,617	481,235
Customer lists, net of accumulated amortization	45,117	37,998	49,318	47,649
Marketable equity securities	4,076	4,076	225,387	225,387
Investments in unconsolidated entities	174,896	176,653	170,337	172,093
Notes and interest receivable	4,847	4,847	4,707	4,707
	2,072,430	2,076,686	2,283,629	2,293,334
PROPERTY, PLANT AND EQUIPMENT
In service and under construction	4,901,700	4,862,357	4,653,292	4,615,234
Less accumulated depreciation	2,311,957	2,292,799	2,076,528	2,062,205
	2,589,743	2,569,558	2,576,764	2,553,029

OTHER DEFERRED CHARGES	30,125	30,125	29,985	29,985

TOTAL ASSETS	$5,476,019	$5,456,224	$5,434,028	$5,416,233

	June 30,		December 31,
	2006	2006	2005	2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)
CURRENT LIABILITIES
Forward contracts	$159,856	$159,856	$—	$—
Notes payable	105,000	105,000	135,000	135,000
Accounts payable
Affiliated	10,881	10,881	7,239	7,239
Trade	261,827	264,488	298,397	301,058
Customer deposits and deferred revenues	109,294	114,947	106,180	111,407
Accrued taxes	49,663	47,785	38,627	36,748
Accrued compensation	35,757	35,757	42,865	42,865
Derivative liability	21,925	21,925	—	—
Deferred income tax liability	43,015	43,015	—	—
Other current liabilities	39,410	41,865	25,952	28,404
	836,628	845,519	654,260	662,721

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	603,283	588,716	660,667	647,086
Derivative liability	—	—	25,818	25,818
Asset retirement obligation	98,319	98,319	90,224	90,224
Other deferred liabilities and credits	51,074	51,074	44,636	46,234
	752,676	738,109	821,345	809,362

LONG-TERM DEBT
Long-term debt	1,001,612	1,001,612	1,001,385	1,001,385
Forward contracts	—	—	159,856	159,856
	1,001,612	1,001,612	1,161,241	1,161,241

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	41,650	37,247	46,442	41,871

COMMON SHAREHOLDERS’ EQUITY
Common Shares, par value $1 per share	55,046	55,046	55,046	55,046
Series A Common Shares, par value $1 per share	33,006	33,006	33,006	33,006
Capital in excess of par value	1,284,093	1,285,611	1,286,964	1,286,964
Treasury Shares, at cost	(40,594)	(40,594)	(47,088)	(47,088)
Accumulated other comprehensive income	25,457	42,170	24,944	44,122
Retained earnings	1,486,445	1,458,498	1,397,868	1,368,988
	2,843,453	2,833,737	2,750,740	2,741,038
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,476,019	$5,456,224	$5,434,028	$5,416,233

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

On March 7, 2006, the U.S. Cellular Compensation Committee approved amendments to stock option award agreements. The amendments modify current and future options to extend the exercise period until 30 days following (i) the lifting of a “suspension” if options otherwise would expire or be forfeited during the suspension period and (ii) the lifting of a blackout if options otherwise would expire or be forfeited during a blackout period.  U.S. Cellular temporarily suspended issuances of shares under the 2005 Long Term Incentive Plan between March 17, 2006 and October 10, 2006 as a consequence of late SEC filings.  As required under the provisions of SFAS 123(R), U.S. Cellular evaluated the impact of this plan modification and originally determined that the adjustment to stock based compensation was not material.  However, in connection with the restatement discussed above, U.S. Cellular further reviewed the accounting for the plan modification.  Upon such further review, U.S. Cellular determined that it should have recognized stock-based compensation expense of $1.5 million in the three months ended March 31, 2006 as a result of this modification.  U.S. Cellular recognized $0.0 and $1.5 million in stock-based compensation expense in the three and six months ended June 30, 2006, respectively, as a result of this modification.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is to be effective for U.S. Cellular’s financial statements issued in 2008; however, earlier application is encouraged. U.S. Cellular is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

Also in September 2006, the FASB released Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The recognition and disclosure provisions of SFAS 158 will be required to be adopted for U.S. Cellular as of December 31, 2006.  U.S. Cellular is currently reviewing the requirements of SFAS 158 to determine the impact on its financial position or results of operations.

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

Long-Term Incentive Plan – Stock Options— Stock options granted to key employees are exercisable over a specified period not in excess of ten years.  Stock options generally vest over periods up to four years from the date of grant.  Stock options outstanding at June 30, 2006 expire between 2006 and 2016.  However, vested stock options typically expire 30 days after the effective date of an employee’s termination of employment for reasons other than retirement.  Employees who leave at the age of retirement have 90 days (or one year if they satisfy certain requirements) within which to exercise their vested stock options. The exercise price of the option generally equals the market value of U.S. Cellular Common Shares on the date of grant.

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

A summary of U.S. Cellular stock options outstanding (total and portion exercisable) at June 30, 2006 and changes during the six months then ended is presented in the table below:

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

A summary of U.S. Cellular nonvested stock options at June 30, 2006 and changes during the six months then ended is presented in the table that follows:

		Weighted Average
	Number of	Fair Values of
	Stock Options	Stock Options
Nonvested at December 31, 2005	1,824,000	$14.19
Granted	551,000	14.06
Vested	761,000	14.47
Forfeited	26,000	14.22
Nonvested at June 30, 2006	1,588,000	$14.01

Long-Term Incentive Plan – Restricted Stock Units—U.S. Cellular grants restricted stock unit awards to key employees, which generally vest after three years.

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

Employee Stock Purchase Plan—Under the 2003 Employee Stock Purchase Plan, eligible employees of U.S. Cellular and its subsidiaries may purchase a limited number of U.S. Cellular Common Shares on a quarterly basis. U.S. Cellular had reserved 110,000 Common Shares at June 30, 2006 for issuance under this plan.  The plan became effective on April 1, 2003 and will terminate on December 31, 2008. U.S. Cellular employees are also eligible to participate in the TDS Employee Stock Purchase Plan. The per share cost to each participant in these plans is 85% of the market value of the Common Shares or Special Common Shares as of the issuance date. Under SFAS 123(R), the employee stock purchase plans are considered compensatory plans; therefore, recognition of compensation costs for stock issued under these plans is required. Compensation cost is measured as the difference between the cost of the shares to plan participants and the fair market value of the shares on the date of issuance. However, due to restrictions on activity under these plans in place during the three and six months ended June 30, 2006, no compensation expense was recognised during this period for either plan.

Compensation of Non-Employee Directors – U.S. Cellular issued 0 and 40 shares under its Non-Employee Director Compensation Plan in the three and six months ended June 30, 2006.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized during the three months and six months ended June 30, 2006:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(As Restated)	(As Restated)
	(Dollars in thousands)
Stock option awards	$2,939	$7,452
Restricted stock unit awards	1,575	3,663
Deferred compensation matching stock unit awards	(1,382)	(660)
Awards under non-employee director compensation plan	—	2
Awards under employee stock purchase plan	—	—
Total stock-based compensation, before income taxes	3,132	10,457
Income tax benefit	(1,218)	(4,123)
Total stock-based compensation expense, net of income taxes	$1,914	$6,334

All stock-based compensation expense recognized during the three and six months ended June 30, 2006 was recorded in Selling, general and administrative expense.

As a result of adopting SFAS 123(R) on January 1, 2006, U.S. Cellular’s income before income taxes for the three and six months ended June 30, 2006 was $2.9 million and $7.5 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Similarly, as a result of adopting SFAS 123(R) on January 1, 2006, U.S. Cellular’s net income for the three and six months ended June 30, 2006 was $1.8 million and $4.5 million lower, basic earnings per share for the three and six months ended June 30, 2006 was $0.02 and $0.05 lower, and diluted earnings per share for the three and six months ended June 30, 2006 was $0.02 and $0.05 lower, respectively, than if U.S. Cellular had continued to account for stock-based compensation expense under APB 25.

For comparison, the following table illustrates the pro forma effect on net income and earnings per share had U.S. Cellular applied the fair value recognition provisions of SFAS 123(R) to its stock-based employee compensation plans for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(As Restated)	(As Restated)
	(Dollars in thousands, except per share amounts)
Net income, as reported	$49,815	$70,109
Add: Stock-based compensation expense included in reported net income, net of related tax effects and minority interest	1,415	2,130
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects and minority interest	(4,383)	(7,034)
Pro forma net income	$46,847	$65,205

Earnings per share:
Basic—as reported	$0.57	$0.81
Basic—pro forma	0.54	0.75
Diluted—as reported	0.57	0.80
Diluted—pro forma	$0.54	$0.75

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

4.               Income Taxes

The following table summarizes the effective income tax rates in each of the periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Effective Tax Rate From
Operations excluding gain on sale of assets and fair value adjustment of derivative instruments	38.9%	40.1%	39.4%	39.7%
Gain on sale of assets and fair value adjustment of derivative instruments	36.7%	36.8%	36.7%	36.8%
Income before income taxes and minority interest	38.9%	39.3%	39.4%	39.1%

In June of 2006, the Internal Revenue Service commenced its audit of the 2002 – 2004 consolidated federal tax returns of TDS and subsidiaries. U.S. Cellular is included in the TDS consolidated federal tax return. The audit is in its preliminary stages.

5.               Fair Value Adjustment of Derivative Instruments

Fair value adjustment of derivative instruments totaled a loss of $0.9 million and a gain of $3.9 million in the three and six months ended June 30, 2006 and a gain of $20.2 million and $24.2 million in the three and six months ended June 30, 2005.  Fair value adjustment of derivative instruments reflects the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Vodafone marketable equity securities not designated as a hedge.  The changes in fair value of the embedded collars during cash flow hedge designation are recorded to other comprehensive income. When the collars were de-designated in the cash flow hedge, subsequent changes in fair value are recognized in the Consolidated Statements of Operations, along with the related income tax effects. The accounting for the embedded collars as derivative instruments not designated in a hedging relationship results in increased volatility in the results of operations, as fluctuation in the market price of the underlying Vodafone marketable equity securities results in changes in the fair value of the embedded collars being recorded in the Consolidated Statements of Operations.

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

The net income amounts used in computing earnings per share and the effects on the weighted average number of common shares and earnings per share of potentially dilutive stock options are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(Dollars and shares in thousands, except earnings per share)
Net income	$50,064	$49,815	$89,510	$70,109

Weighted average number of common shares used in basic earnings per share	87,281	86,708	87,247	86,558
Effect of dilutive stock options(1)	802	667	747	699

Weighted average number of common shares used in diluted earnings per share	88,083	87,375	87,994	87,257

Basic Earnings per Share	$0.57	$0.57	$1.03	$0.81

Diluted Earnings per Share	$0.57	$0.57	$1.02	$0.80

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

Information regarding U.S. Cellular’s marketable equity securities is summarized below.

	June 30, 2006	December 31, 2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Marketable Equity Securities – Current Assets
Vodafone Group Plc 10,245,370 and 0 American Depositary Receipts, respectively(1)	$218,226	$—

Marketable Equity Securities – Investments
Vodafone Group Plc 0 and 10,245,370 American Depositary Receipts, respectively(1)	—	219,968
Rural Cellular Corporation
370,882 Common Shares	4,076	5,419
Total aggregate fair value	222,302	225,387
Accounting cost basis	160,161	160,161
Gross unrealized holding gains	62,141	65,226
Deferred income tax liability	(22,806)	(23,939)
Net unrealized holding gains	39,335	41,287
Derivative instruments, net of tax	2,835	2,835
Accumulated other comprehensive income	$42,170	$44,122

(1)          See Note 21 – Subsequent Events for a discussion of the Share Consolidation and Special Distribution related to the Vodafone ADRs that was effected on July 28, 2006. As a result of the Share Consolidation, the aggregate number of shares underlying ADRs was reduced from 10,245,370 to 8,964,698.

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

A summary of activity in goodwill for the six months ended June 30, 2006 and 2005 is provided below:

	June 30, 2006	June 30, 2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Goodwill
Balance, beginning of period	$481,235	$454,830
Acquisitions	3,990	150
Other adjustments	318	(10)
Balance, end of period	$485,543	$454,970

See Note 17 – Acquisitions, Divestitures and Exchanges below for additional information related to transactions which affected licenses and goodwill.

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

U.S. Cellular’s significant investments in unconsolidated entities include the following:

	June 30, 2006	June 30, 2005
Los Angeles SMSA Limited Partnership	5.5%	5.5%
Midwest Wireless Communications, L.L.C.(1)	14.2%	14.2%
North Carolina RSA 1 Partnership	50.0%	50.0%
Oklahoma City SMSA Limited Partnership	14.6%	14.6%

(1)          In addition, as of June 30, 2006, U.S. Cellular owned a 49% interest in an entity which owns approximately a 2.9% interest in Midwest Wireless Holdings, L.L.C., the parent company of Midwest Wireless Communications, L.L.C.   See Note 21- Subsequent Events, for information about the disposition of this interest.

Based primarily on data furnished to U.S. Cellular by third parties, the following summarizes the combined results of operations of U.S. Cellular’s equity method investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Results of Operations
Revenues	$1,019,000	$824,000	$2,006,000	$1,604,000
Operating expenses	698,000	572,000	1,381,000	1,114,000
Operating income	321,000	252,000	625,000	490,000
Other income (expense), net(1)	15,000	7,000	23,000	15,000
Net Income	$336,000	$259,000	$648,000	$505,000

(1)          Includes income tax related to small corporations.

See Note 21 – Subsequent Events for additional information related to U.S. Cellular’s investment in Midwest Wireless Communications, L.L.C.

10.         Customer Lists

Customer lists acquired in connection with purchases and exchanges of wireless markets are being amortized based on average customer retention periods using the double declining balance method in the first year, switching to straight-line over the remaining estimated life.  The acquisition of certain minority interests in the six months ended June 30, 2006 and 2005 added $2.0 million and $0.6 million, respectively, to the gross balance of customer lists.  Customer list amortization expense was $6.0 million and $11.7 million for the three and six months ended June 30, 2006, respectively, and $2.3 and $5.2 million for the three and six months ended June 30, 2005, respectively.  Amortization expense for the remainder of 2006 and for the years 2007-2011 is expected to be $11.8 million, $9.8 million, $7.2 million, $5.4 million, $3.7 million and $0.1 million, respectively.

11.         Property, Plant and Equipment

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

On October 26, 2006, Standard & Poor’s Rating Services lowered its credit ratings on U.S. Cellular to BBB+ from A-.  The outlook was stable.  On November 7, 2006, Standard & Poor’s Rating Services lowered its credit ratings on U.S. Cellular to BBB from BBB+.  The ratings were placed on credit watch with negative implications.  On February 13, 2007, Standard & Poor’s Rating Services lowered its credit ratings on U.S. Cellular to BBB- from BBB.  The ratings remain on Credit Watch with negative implications.  The credit ratings by Moody’s Investors Service remain Baa3 – under review for possible further downgrade.  The credit ratings by Fitch remain BBB+ on ratings watch negative.

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

The table below summarizes the changes in asset retirement obligations during the six months ended June 30, 2006 and 2005.

	June 30, 2006	June 30, 2005
	(Dollars in thousands)
Beginning balance	$90,224	$72,575
Additional liabilities accrued	3,414	2,282
Acquisition of assets	1,237	—
Disposition of assets (1)	(37)	—
Accretion expense	3,481	3,223
Ending balance	$98,319	$78,080

(1)          Represents the asset retirement obligation related to the decommission of 4 cell sites.

14.         Long-Term Debt and Forward Contracts

There were no significant changes in long-term debt during the three months ended June 30, 2006.

The late filing of U.S. Cellular’s Form 10-K for the year ended December 31, 2005 and Forms 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 and the failure to deliver such Forms 10-K and 10-Q to the trustee of the U.S. Cellular debt indenture on a timely basis, resulted in non-compliance under such debt indenture. However, this non-compliance did not result in an event of default or a default. U.S. Cellular believes that non-compliance was cured upon the filing of its Form 10-K for the year ended December 31, 2005 and its Forms 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006. U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indenture.

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

Forward Contracts

U.S. Cellular has forward contracts related to its 10,245,370 Vodafone Group Plc American Depositary Receipts. The Vodafone securities are pledged as collateral for the forward contracts.  See Note 21 - Subsequent Events for additional information related to U.S. Cellular’s investment in Vodafone ADRs.

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

The settlement value of U.S. Cellular’s mandatorily redeemable minority interests was estimated to be $181.8 million at June 30, 2006. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and L.L.C.s on June 30, 2006, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FASB Staff Position (“FSP”) No. FAS 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests”. U.S. Cellular has no current plans or intentions to liquidate any of the finite-lived partnerships or L.L.C.s prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and L.L.C.s at June 30, 2006 was $37.8 million and is included in the Consolidated Balance Sheet caption Minority Interest. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $144.0 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and L.L.C.s. Neither the minority interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements under U.S. GAAP. The estimate of settlement value was based on certain factors and assumptions. A change in those factors and assumptions could result in a materially larger or smaller settlement amount.

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

18.         Accumulated Other Comprehensive Income

The cumulative balances of unrealized gains and losses on marketable equity securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows:

	Six Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$41,287	$77,573
Add (deduct):
Unrealized gains (losses) on marketable equity securities	(3,084)	(31,714)
Income tax (expense) benefit	1,132	11,658
Net change in unrealized gains (losses) on marketable equity securities in comprehensive income	(1,952)	(20,056)
Balance, end of period	$39,335	$57,517

Derivative Instruments
Balance, beginning of period	$2,835	$2,832
Add (deduct):
Unrealized gain on derivative instruments	—	—
Income tax (expense)	—	—
Net change in unrealized gains (losses) on derivative instruments included in comprehensive income	—	—
Balance, end of period	$2,835	$2,832

Accumulated Other Comprehensive Income
Balance, beginning of period	$44,122	$80,405
Net change in marketable equity securities	(1,952)	(20,056)
Net change in derivative instruments	—	—
Net change in unrealized gains (losses) included in comprehensive income	(1,952)	(20,056)
Balance, end of period	$42,170	$60,349

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

21.         Subsequent Events

Midwest Wireless

As of June 30, 2006, U.S. Cellular owned approximately 14% of Midwest Wireless Communications, L.L.C., which interest was convertible into an interest of approximately 11% in Midwest Wireless Holdings, L.L.C., a privately-held wireless telecommunications company that controlled Midwest Wireless Communications.  Midwest Wireless Holdings, through subsidiaries, held FCC licenses and operated certain wireless markets in southern Minnesota, northern and eastern Iowa and western Wisconsin.  On November 18, 2005, ALLTEL Corporation (“ALLTEL”) announced that it had entered into a definitive agreement to acquire Midwest Wireless Holdings for $1.075 billion in cash, subject to certain conditions, including approval by the FCC, other governmental authorities and the members of Midwest Wireless Holdings.  These conditions were satisfied and the closing of this agreement occurred on October 3, 2006.  As a result, U.S. Cellular became entitled to receive approximately $106.0 million in cash in consideration with respect to its interest in Midwest Wireless Communications. Of this amount, $95.1 million was received on October 6, 2006; the remaining balance is being held in reserve and in escrow to secure true-up, indemnification and other adjustments and, subject to such adjustments, will be distributed in installments over a period of four to fifteen months following the closing. In addition, as of June 30, 2006, U.S. Cellular owned 49% of an entity, accounted for under the equity method, which owned approximately 2.9% of Midwest Wireless Holdings.  As a result of the closing of the transaction, this entity will receive cash in consideration for its interest in Midwest Wireless Holdings.  Following that, this entity will be dissolved and U.S. Cellular will be entitled to receive approximately $11.8 million in cash, subject to the previously referenced discussion regarding adjustments and installments.  The net aggregate carrying value of U.S. Cellular’s investments in Midwest Wireless Communications and Midwest Wireless Holdings was approximately $28.3 million at June 30, 2006.

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

Barat Wireless is in the process of developing its long-term business and financing plans.  As of October 6, 2006, U.S. Cellular made capital contributions and advances to Barat Wireless and/or its general partner of $79.9 million to provide initial funding of Barat Wireless’ participation in Auction 66.  For financial reporting purposes, U.S. Cellular will consolidate Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, pursuant to the guidelines of Financial Accounting Standards Board Interpretation No. 46 (R), “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51”, as U.S. Cellular anticipates benefiting from or absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

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

•                  Classification of Asset Retirement Obligation on the Statement of Cash Flows – The additions to property, plant and equipment and other deferred liabilities representing additional asset retirement obligations (“ARO”) should be treated as non-cash items in the statement of cash flows.  From 2004 through the second quarter of 2006, U.S. Cellular included additional ARO liabilities as a change in other assets and liabilities in cash flows from operating activities and the increase in the ARO asset balance as a capital expenditure in cash flows from investing activities resulting in an overstatement of cash flows from operating activities and an overstatement of cash flows required by investing activities.  In the restatement, adjustments were recorded in the statement of cash flows to offset the change in ARO liabilities against the ARO asset. The reduction in the change in other assets and liabilities in cash flows from operating activities and the reduction in additions to property, plant and equipment in cash flows from investing activities totaled $3.4 million and $2.3 million in the six months ended June 30, 2006 and 2005, respectively.

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

The table below summarizes the impact on income before income taxes and minority interest as a result of the restatement.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Increase (decrease) dollars in thousands)
Income Before Income Taxes and Minority Interest, as previously reported	$88,170	$67,580	$156,956	$103,613

Forward contracts and related derivative instruments	(922)	20,183	3,893	24,179
Contracts with maintenance and support services	198	(138)	339	(335)
Property, plant and equipment	1,511	317	3,111	77
Other items	(2,351)	(1,997)	(5,800)	(4,840)

Total adjustment	(1,564)	18,365	1,543	19,081
Income Before Income Taxes and Minority Interest, as restated	$86,606	$ 85,945	$ 158,499	$ 122,694

The table below summarizes the impact on net income and diluted earnings per share as a result of the restatement.

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(Increase (decrease) dollars in thousands, except per share amounts)
As previously reported	$51,086	$0.58	$38,077	$0.44	$88,578	$1.01	$57,642	$0.66

Forward contracts and related derivative instruments	(584)	(0.01)	12,764	0.15	2,464	0.03	15,291	0.18
Contracts with maintenance and support services	125	—	(69)	—	217	—	(172)	—
Income taxes	—	—	—	—	—	—	—	—
Property, plant and equipment	875	0.01	186	—	1,800	0.02	52	—
Other items	(1,438)	(0.01)	(1,143)	(0.02)	(3,549)	(0.04)	(2,704)	(0.04)

Total adjustment	(1,022)	(0.01)	11,738	0.13	932	0.01	12,467	0.14
As restated	$50,064	$0.57	$49,815	$0.57	$89,510	$1.02	$70,109	$0.80

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

U.S. Cellular delivered solid results for the six months ended June 30, 2006.  Highlights included the following:

•                  Total customers increased 9% year-over-year to 5,704,000 and average monthly service revenue per customer increased 4% to $46.38;

•                  The postpay churn rate was 1.5%, which compares favorably to the industry average;

•                  Total plant and equipment expenditures totaled $268.6 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores and continue the development of U.S. Cellular’s office systems. Total cell sites in service increased 11% to 5,583; and

•                  On April 21, 2006, U.S. Cellular completed the purchase of the remaining majority interest in Tennessee RSA No. 3 Limited Partnership, a wireless market in which it had previously owned a 16.7% interest for approximately $18.8 million in cash.

Service Revenues increased $200.7 million, or 15%, to $1,560.9 million in the six months ended June 30, 2006 from $1,360.2 million in 2005. Revenues from data products and services increased 52.7% to $91.2 million in the first six months of 2006 from $59.7 million in the first six months of 2005 as U.S. Cellular continued to enhance its easyedgeSM products and introduce new offerings such as Speedtalk SM, a push-to-talk service, and Blackberry® handsets and service.

Operating income in the six months ended June 30, 2006 increased $47.2 million, or 46%, to $148.9 million from $101.7 million in 2005.  The increase in Operating Income reflected both higher operating revenues and a higher operating income margin (as a percent of service revenues), which was 9.5% in 2006 compared to 7.5% in 2005. Investment and Other Income (Expense) totaled $9.6 million in 2006 and $21.0 million in 2005.

Net Income in the six months ended June 30, 2006 increased 28% to $89.5 million compared to $70.1 million in the six months ended June 30, 2005.  Basic Earnings per Share was $1.03 in 2006, which was $0.22 higher than last year and Diluted Earnings per Share was $1.02, which was $0.22 higher than last year. The increases in Net Income and Earnings per Share in 2006 compared to 2005 were attributable to higher Operating Income.

Cash Flows and Investments

U.S. Cellular had cash and cash equivalents totaling $22.0 million and had available borrowing capacity of $594.5 million under its revolving credit facility as of June 30, 2006. Also, during the six months ended June 30, 2006, U.S. Cellular generated cash flows from operating activities of $320.2 million.  U.S. Cellular believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide substantial financial flexibility and are sufficient to permit U.S. Cellular to finance its contractual obligations and anticipated capital expenditures for the foreseeable future. U.S. Cellular continues to seek to maintain a strong balance sheet and an investment grade credit rating.

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

Barat Wireless is in the process of developing its long-term business and financing plans.  As of October 6, 2006, U.S. Cellular made capital contributions and advances of $79.9 million to Barat Wireless and/or its general partner to provide initial funding of Barat Wireless’ participation in Auction 66.  For financial reporting purposes, U.S. Cellular will consolidate Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, pursuant to the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51” (“FIN 46(R)”), as U.S. Cellular anticipates benefiting from or absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

See “Financial Resources” and “Liquidity and Capital Resources.” Also, see Note 21 – Subsequent Events of Notes to Financial Statement included in Item 1 above for information related to cash proceeds received from the sale of Midwest Wireless (approximately $95.1 million) and the Vodafone Special Distribution (approximately $28.6 million).

RESULTS OF OPERATIONS

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	2006	2005
As of June 30, (1a)
Total market population (2)	55,543,000	44,690,000
Customers (3)	5,704,000	5,227,000
Market penetration (4)	10.30%	11.70%
Total full-time equivalent employees	7,458	7,000
Cell sites in service	5,583	5,034
For the Six Months Ended June 30, (1b)
Net customer additions (5)	199,000	276,000
Net retail customer additions (5)	172,000	204,000
Average monthly service revenue per customer (6) (As Restated)	$46.38	$44.42
Postpay churn rate per month (7)	1.5%	1.5%
Sales and marketing cost per gross customer addition (8) (As Restated)	$453	$424

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

(6)                Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per unit basis. Variances in this measurement are monitored and compared to variances in expenses on a per unit basis. Average monthly service revenue per customer is calculated as follows:

	Six Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)

Service Revenues per Consolidated Statements of Operations	$1,560,927	$1,360,227

Divided by average customers during period (000s) *	5,609	5,104

Divided by number of months in each period	6	6

Average monthly service revenue per customer	$46.38	$44.42

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

(8)                For a discussion of the components of this calculation, see “Operating expenses – Selling, general and administrative expenses”, below.

Operating Revenues increased $232.1 million, or 16%, to $1,682.5 million in 2006 from $1,450.4 million in 2005.

	Six Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Retail service	$1,372,822	$1,201,168
Inbound roaming	74,089	65,188
Long-distance and other service revenues	114,016	93,871
Service Revenues	1,560,927	1,360,227
Equipment sales	121,586	90,199
	$1,682,513	$1,450,426

Service revenues increased $200.7 million, or 15%, to $1,560.9 million in 2006 from $1,360.2 million in 2005. Service revenues primarily consist of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems.  The increase in service revenues was primarily due to growth in the customer base, which increased to 5,704,000 in 2006 from 5,227,000 in 2005, and higher monthly service revenue per customer, which averaged $46.38 in the first six months of 2006 and $44.42 in the first six months of 2005.  See footnote 6 to the table of summarized operating data in “Results of Operations” above for the calculation of average monthly service revenue per customer.

Retail service revenues increased $171.6 million, or 14%, to $1,372.8 million in 2006 from $1,201.2 million in 2005. Growth in U.S. Cellular’s customer base and an increase in average monthly retail service revenue per customer were the primary reasons for the increase in retail service revenues.  Average monthly retail service revenue per customer increased 4% to $40.79 in 2006 from $39.23 in 2005, reflecting growth in average minutes of use per customer and higher revenues from data products and services.

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

Equipment sales revenues increased $31.4 million, or 35%, to $121.6 million in 2006 from $90.2 million in 2005.  Equipment sales revenues include revenues from sales of handsets and related accessories to both new and existing customers, as well as revenues from sales of handsets to agents. All equipment sales revenues are recorded net of anticipated rebates.

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

Operating Expenses increased $184.8 million, or 14%, to $1,533.6 million in 2006 from $1,348.8 million in 2005. The major components of operating expenses are shown in the table below.

	Six Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
System operations (excluding depreciation, amortization and accretion included below)	$303,873	$286,943
Cost of equipment sold	276,732	244,059
Selling, general and administrative	670,473	563,742
Depreciation, amortization and accretion	282,511	254,006
	$1,533,589	$1,348,750

System operations expenses (excluding depreciation,amortization and accretion) increased $17.0 million, or 6%, to $303.9 million in 2006 from $286.9 million in 2005. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. Key components of the overall increase in system operations expenses were as follows:

•         maintenance, utility and cell site expenses increased $18.4 million, or 18%, primarily due to a 14% increase in full-time engineering employee equivalents and an 11% increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites increased by 11% to 5,583 in 2006 from 5,034 in 2005, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets by launching operations in new markets and through acquisitions;

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

Selling, general and administrative expenses increased $106.8 million, or 19%, to $670.5 million in 2006 from $563.7 million in 2005.  Selling, general and administrative expenses primarily consist of salaries, commissions and other expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers and the majority of U.S. Cellular’s corporate expenses.

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

•         a $23.7 million increase in advertising expenses related to marketing of the U.S. Cellular brand in newly acquired and launched markets as well as increases in spending for specific direct marketing, segment marketing, product advertising and sponsorship programs;

•         a $17.8 million increase in expenses related to the operations of U.S. Cellular’s corporate office and customer care centers, primarily due to the 9% increase in the customer base;

•         a $9.6 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects;

•         an $8.7 million increase in bad debt expense, reflecting both higher revenues and higher bad debts experience as a percent of revenues;

•         a $4.6 million increase in expenses related to universal service fund contributions and other regulatory fees and taxes.  Most of the expenses related to universal service fund contributions are offset by increases in retail service revenues for amounts passed through to customers; and

•         a $6.9 million increase in stock-based compensation expense primarily due to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised) (“SFAS 123(R)”), “Share-Based Payment,” as of January 1, 2006.

Sales and marketing cost per gross customer addition increased 7% to $453 in 2006 from $424 in 2005, primarily due to increased agent-related expenses, employee-related expenses and advertising expenses, partially offset by reduced losses on sales of handsets.  Management uses the sales and marketing cost per gross customer addition measurement to assess the cost of acquiring customers and the efficiency of its marketing efforts. Sales and marketing cost per gross customer addition is not calculable using financial information derived directly from the Consolidated Statements of Operations.  The definition of sales and marketing cost per gross customer addition that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similarly titled measures that are reported by other companies.

Below is a summary of sales and marketing cost per gross customer addition for each period:

	Six Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$294,236	$244,661
Cost of equipment sold to new customers (2)	196,124	183,959
Less equipment sales revenue from new customers (3)	(136,725)	(103,697)
Total costs	$353,635	$324,923
Gross customer additions (000s) (4)	781	766
Sales and marketing cost per gross customer addition	$453	$424

(1)       Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general  and administrative expenses as follows:

	Six Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$670,473	$563,742
Less expenses related to serving and retaining customers	(376,237)	(319,081)
Selling, general and administrative expenses related to the acquisition of new customers	$294,236	$244,661

(2)           Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)

Cost of equipment sold as reported	$276,732	$244,059
Less cost of equipment sold related to the retention of current customers	(80,608)	(60,100)
Cost of equipment sold to new customers	$196,124	$183,959

(3)           Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Six Months Ended June 30,
	2006	2005
		(As Restated)
	(Dollars in thousands)

Equipment sales revenue as reported	$121,586	$90,199
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(26,868)	(12,103)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	42,007	25,601
Equipment sales revenues from new customers	$136,725	$103,697

(4)           Gross customer additions represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing current U.S. Cellular customers (“net customer retention costs”), increased 9% to $14.02 in 2006 from $12.82 in 2005, primarily due to the increase in employee-related expenses associated with acquiring, serving and retaining customers. Also, in 2006, U.S. Cellular increased spending on retention activities that are focused on providing wireless 911-capable handsets to customers who did not previously have such handsets.

U.S. Cellular uses this monthly general and administrative expenses per customer measurement to assess the cost of serving and retaining its customers on a per unit basis. This measurement is reconciled to total selling, general and administrative expenses as follows.

	Six Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$670,473	$563,742
Less selling, general and administrative expenses related to the acquisition of new customers	(294,236)	(244,661)
Add cost of equipment sold related to the retention of current customers	80,608	60,100
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(26,868)	(12,103)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	42,007	25,601
Net cost of serving and retaining customers	$471,984	$392,679
Divided by average customers during period (000s) (2)	5,609	5,104
Divided by six months in each period	6	6
Average monthly general and administrative expenses per customer	$14.02	$12.82

(1)       These components were previously identified in the summary of sales and marketing cost per customer addition and related footnotes above.

(2)       The calculation of “Average customers during the period” is set forth in footnote 6 of the table of summarized operating data above.

Depreciation, amortization and accretion expense increased $28.5 million, or 11%, to $282.5 million in 2006 from $254.0 million in 2005. The majority of the increase reflects a higher depreciation expense of $20.0 million due to higher fixed assets; average fixed assets for the six months ended June 30, 2006 increased 12% compared to the same period in the prior year.  The increase in fixed assets in 2006 resulted from the following factors:

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

In 2006, depreciation expense included charges of $6.1 million related to disposals of assets, trade-ins of older assets for replacement assets and write-offs of TDMA equipment upon disposal or consignment for future sale.  In 2005, depreciation expense included charges of $11.1 million related to such disposals, trade-ins and write-offs.

Operating Income

Operating income increased $47.2 million, or 46%, to $148.9 million in 2006 from $101.7 million in 2005. The operating income margin (as a percent of service revenues) was 9.5% in 2006 and 7.5% in 2005. The increases in operating income and operating income margin were due to the fact that operating revenues increased more, in both dollar and percentage terms, than operating expenses, as a result of the factors which are described in detail in Operating Revenues and Operating Expenses above.

U.S. Cellular expects the above factors to continue to have an effect on operating income and operating income margin for the next several quarters. Any changes in the above factors, as well as the effects of other factors that might impact U.S. Cellular’s operating results, could cause operating income and operating income margin to fluctuate over the next several quarters.

The following are estimates of full-year 2006 service revenues; depreciation, amortization and accretion expenses; operating income; and net retail customer additions. Except for disclosed changes, such estimates are based on U.S. Cellular’s currently owned and operated markets because the effect of any possible future acquisition or disposition activity cannot be predicted with accuracy or certainty. The following estimates were updated by U.S. Cellular on October 10, 2006. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from these estimated results.

	2006 Estimated Results	2005 Actual Results
(As Restated)
Service revenues	Approx. $3.2 billion	$2.83 billion
Depreciation, amortization and accretion expenses	Approx. $575 million	$510.5 million
Operating income (1)(2)	$275-325 million	$231.2 million
Net retail customer additions	330,000-360,000	411,000

(1)          2005 Actual Results includes a gain of $44.7 million resulting from sale of assets.

(2)          2006 Estimated Results reflect an estimate of stock-based compensation expense to be recorded pursuant to U.S. Cellular’s implementation of SFAS 123(R) effective January 1, 2006.

Investment and Other Income (Expense) totaled $9.6 million in 2006 and $21.0 million in 2005.

Equity in earnings of unconsolidated entities increased $9.6 million, or 30%, to $41.4 million in 2006 from $31.8 million in 2005.  Equity in earnings ofunconsolidated entities primarily represents U.S. Cellular’s share of net income from the markets in which it has a minority interest and accounts for by the equity method.  U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership meets certain “significance” tests pursuant to Rule 3-09 of Securities and Exchange Commission (‘SEC”) Regulation S-X. This investment contributed $30.4 million and $25.1 million to  equity in earnings ofunconsolidated entities in 2006 and 2005, respectively.

Interest and dividend income increased $3.9 million to $10.4 million in 2006 from $6.5 million in 2005. Interest income of $3.0 million in 2006 includes amounts earned related to the settlement of a sales tax audit as well as interest earned on U.S. Cellular’s cash balances. Dividend income of $7.4 million in 2006 resulted from U.S. Cellular’s investment in Vodafone American Depositary Receipts (“ADRs”).

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

Fair value adjustment of derivative instruments totaled a gain of $3.9 million in 2006 and a gain of $24.2 million in 2005.  Fair value adjustment of derivative instruments reflects the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Vodafone marketable equity securities not designated as a hedge.  The changes in fair value of the embedded collars during cash flow hedge designation are recorded to other comprehensive income. When the collars were de-designated in the cash flow hedge, subsequent changes in fair value are recognized in the Consolidated Statements of Operations, along with the related income tax effects. The accounting for the embedded collars as derivative instruments not designated in a hedging relationship results in increased volatility in the results of operations, as fluctuation in the market price of the underlying Vodafone marketable equity securities results in changes in the fair value of the embedded collars being recorded in the Consolidated Statements of Operations.

Gain on investments totaled $0.6 million in 2005, related to a working capital adjustment recorded on the investments sold to ALLTEL in November 2004. There were no such gains or losses in 2006.

Income Taxes

Income tax expense increased $14.4 million, or 30%, to $62.4 million in 2006 from $48.0 million in 2005 due to higher income before income taxes and minority interest. The overall effective tax rate on income before income taxes and minority interest for the six months ended June 30, 2006 and 2005 was 39.4% and 39.1%, respectively. For further analysis and discussion of U.S. Cellular’s effective tax rates in 2006 and 2005, see Note 4 – Income Taxes of Notes to Consolidated Financial Statements included in Item 1 above.

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

Net Income

Net income increased $19.4 million, or 28%, to $89.5 million in 2006 from $70.1 million in 2005.  Basic earnings per share was $1.03 in 2006 and $0.81 in 2005. Diluted earnings per share was $1.02 in 2006 and $0.80 in 2005.  The increases in net income and earnings per share in 2006 compared to 2005 were attributable to higher Operating Income.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Operating Revenues increased $105.7 million, or 14%, to $846.1 million during the second quarter of 2006 from $740.4 million in 2005.

	Three Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Retail service	$694,712	$610,147
Inbound roaming	38,745	35,313
Long-distance and other service revenues	58,248	44,274
Service Revenues	791,705	689,734
Equipment sales	54,432	50,643
	$846,137	$740,377

Retail service revenues increased $84.6 million, or 14%, to $694.7 million in the second quarter of 2006 from $610.1 million in the second quarter of 2005, primarily due to growth in U.S. Cellular’s customer base (9%) and average monthly retail service revenues per customer (4%). Average monthly retail service revenue per customer increased to $40.84 in 2006 from $39.27 in 2005, reflecting an increase in monthly retail minutes of use per customer, to 719 in 2006 from 627 in 2005, offset by a decrease in average revenue per minute of use.

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

Equipment sales revenues increased $3.8 million, or 7%, to $54.4 million in the second quarter of 2006 from $50.6 million in the second quarter of 2005.  The increase in equipment sales revenues in 2006 was driven by an increase in the number of handsets sold to customers and agents, which was partially offset by a decrease in average revenue per handset.  The number of handsets sold increased 16% in 2006, partly due to sales of GPS-enabled handsets to existing customers to replace non-GPS enabled handsets.

Operating Expenses increased $92.1 million, or 14%, to $767.2 million during the second quarter of 2006 from $675.1 million in the second quarter of 2005. The major components of operating expenses are shown in the table below.

	Three Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
System operations (excluding depreciation, amortization and accretion included below)	$150,555	$147,401
Cost of equipment sold	133,416	116,811
Selling, general and administrative	342,769	284,789
Depreciation, amortization and accretion	140,486	126,120
	$767,226	$675,121

System operations expenses (excluding depreciation, amortization and accretion) increased $3.2 million, or 2%, to $150.6 million in the second quarter of 2006 from $147.4 million in the second quarter of 2005.  Cost of usage on U.S. Cellular’s systems increased $4.1 million and maintenance of cell sites increased $9.4 million.  These factors were offset by a $10.3 million decline in net outbound roaming expense due to a reduction in roaming rates negotiated with other carriers and a roaming tax refund of $4.5 million related to claims filed in 2003 with respect to taxes paid in prior years.

Cost of equipment sold increased $16.6 million, or 14%, to $133.4 million in the second quarter of 2006 from $116.8 million in the second quarter of 2005. The increase was due primarily to an increase in the number of handsets sold (16%), as discussed above.

Selling, general and administrative expenses increased $58.0 million, or 20%, to $342.8 million in the second quarter of 2006 from $284.8 million in the second quarter of 2005.  The increase reflects higher expenses associated with acquiring, serving and retaining customers, primarily as a result of the increase in U.S. Cellular’s customer base (9%). Key components of the increase in selling, general and administrative expenses were as follows:

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

•                  a $11.7 million increase in advertising expenses related to marketing of the U.S. Cellular brand in newly acquired and launched markets as well as increases in spending for specific direct marketing, segment marketing, product advertising and sponsorship programs;

•                  an $11.9 million increase in expenses related to the operations of U.S. Cellular’s corporate office and customer care centers, primarily due to the 9% increase in the customer base;

•                  a $8.5 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects;

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

Sales and marketing cost per gross customer addition increased to $503 in the second quarter of 2006 from $460 in the second quarter of 2005, primarily due to increased employee-related and agent-related expenses and advertising expenses, partially offset by reduced losses on sales of handsets.  Below is a summary of sales and marketing cost per gross customer addition for each period.

	Three Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$149,240	$124,109
Cost of equipment sold to new customers (2)	91,752	88,362
Less equipment sales revenue from new customers (3)	(66,288)	(55,991)
Total costs	$174,704	$156,480
Gross customer additions (000s) (4)	347	340
Sales and marketing cost per gross customer addition	$503	$460

(1)         Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general  and administrative expenses as follows:

	Three Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$342,769	$284,789
Less expenses related to serving and retaining customers	(193,529)	(160,680)
Selling, general and administrative expenses related to the acquisition of new customers	$149,240	$124,109

(2)         Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Three Months Ended June 30,
	2006	2005
	(Dollars in thousands)

Cost of equipment sold as reported	$133,416	$116,811
Less cost of equipment sold related to the retention of current customers	(41,664)	(28,449)
Cost of equipment sold to new customers	$91,752	$88,362

(3)         Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Three Months Ended June 30,
	2006	2005
		(As Restated)
	(Dollars in thousands)

Equipment sales revenue as reported	$54,432	$50,643
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(12,823)	(6,666)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	24,679	12,014
Equipment sales revenues from new customers	$66,288	$55,991

(4)         Gross customer additions represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), increased 16% to $14.52 in the second quarter of 2006 from $12.52 in the second quarter of 2005, primarily due to the increase in employee-related expenses associated with acquiring, serving and retaining customers.  Also, in the second quarter of 2006, U.S. Cellular continued to focus on retention activities related to providing GPS-enabled handsets to customers who did not previously have such handsets. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$342,769	$284,789
Less selling, general and administrative expenses related to the acquisition of new customers	(149,240)	(124,109)
Add cost of equipment sold related to the retention of current customers	41,664	28,449
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(12,823)	(6,666)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	24,679	12,014

Net cost of serving and retaining customers	$247,049	$194,477
Divided by average customers during period (000s) (2)	5,670	5,179
Divided by three months in each period	3	3

Average monthly general and administrative expenses per customer	$14.52	$12.52

(1)          These components were previously identified in the summary of sales and marketing cost per customer addition and related footnotes.

(2)          The calculation of “Average customers during the period” is set forth in footnote 6 to the table of summarized operating data above.

Depreciation, amortization and accretion expense increased $14.4 million, or 11%, to $140.5 million in the second quarter of 2006 from $126.1 million in the second quarter of 2005.  The majority of the increase reflects higher fixed assets; average fixed asset balances for the second quarter of 2006 increased 12% compared to the same period in the prior year.  Such increased fixed assets balances resulted, to a large degree, from the addition of 549 cell sites to U.S. Cellular’s network since June 30, 2005.

Operating Income increased $13.6 million, or 21%, to $78.9 million in the second quarter of 2006 from $65.3 million in the second quarter of 2005; operating income margin (as a percent of service revenues) totaled 10.0% in 2006 and 9.5% in 2005.

Investment and Other Income (Expense) totaled income of $7.7 million in the second quarter of 2006 and $20.7 million in the second quarter of 2005.

Equity in earnings of unconsolidated entities increased $4.6 million, to $22.0 million in the second quarter of 2006 from $17.4 million in the second quarter of 2005.  Equity in earnings of unconsolidated entities primarily represents U.S. Cellular’s share of net income from the markets in which it has a minority interest and accounts for by the equity method.  U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership contributed $15.8 million and $13.1 million to equity in earnings of unconsolidated entities in 2006 and 2005, respectively.

Interest and dividend income increased $5.2 million, to $9.8 million in the second quarter of 2006 from $4.6 million in the second quarter of 2005.  Interest income of $2.4 million in the second quarter of 2006 includes amounts earned related to the settlement of a sales tax audit as well as interest earned on U.S. Cellular’s cash balances. Dividend income of $7.4 million in 2006 resulted from U.S. Cellular’s investment in Vodafone ADRs.

Interest (expense) increased $1.6 million, or 7%, to $23.0 million in the second quarter of 2006 from $21.4 million in the second quarter of 2005 primarily due to an increase in average revolving credit facility balances and higher interest rates for variable rate date including the revolving credit facility and the Vodafone forward contracts.

Fair value adjustment of derivative instruments totaled a loss of $0.9 million in 2006 and a gain of $20.2 million in 2005.  Fair value adjustment of derivative instruments reflects the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Vodafone marketable equity securities not designated as a hedge.  The changes in fair value of the embedded collars during cash flow hedge designation are recorded to other comprehensive income. When the collars were de-designated in the cash flow hedge, subsequent changes in fair value are recognized in the Consolidated Statements of Operations, along with the related income tax effects. The accounting for the embedded collars as derivative instruments not designated in a hedging relationship results in increased volatility in the results of operations, as fluctuation in the market price of the underlying Vodafone marketable equity securities results in changes in the fair value of the embedded collars being recorded in the Consolidated Statements of Operations.

Income Taxes

Income tax expense decreased $0.1 million to $33.7 million in the second quarter of 2006 from $33.8 million in the second quarter of 2005 primarily due to lower pretax income.  For an analysis and discussion of U.S. Cellular’s effective tax rates in 2006 and 2005 see Note 4 — Income Taxes of Notes to Consolidated Financial Statements included in Item 1 above.

Net Income

Net income totaled $50.1 million and $49.8 million in the second quarter of 2006 and 2005, respectively.  Basic earnings per share was $0.57 in 2006 and 2005. Diluted earnings per share was $0.57 in 2006 and 2005.

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

Also in September 2006, the FASB released Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The recognition and disclosure provisions of SFAS 158 will be required to be adopted for U.S. Cellular as of December 31, 2006.  U.S. Cellular is currently reviewing the requirements of SFAS 158 to determine the impact on its financial position or results of operations.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) was issued in July 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  The interpretation prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in an income tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  U.S. Cellular is currently reviewing the requirements of FIN 48 and to determine the impact on its financial position or results of operations.

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

	Six Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$320,224	$324,202
Investing activities	(290,236)	(380,375)
Financing activities	(37,022)	32,756
Net decrease in cash and cash equivalents	$(7,034)	$(23,417)

Cash Flows from Operating Activities

U.S. Cellular generates substantial cash flows from operating activities. For the six months ended June 30, 2006, cash provided by operating activities was $320.2 million, a decrease of $4.0 million from the six months ended June 30, 2005. The net decrease reflected higher net income ($19.4 million) and adjustments to reconcile net income to cash provided by operating activities ($24.1 million), offset by changes in assets and liabilities from operations ($47.5 million).

Adjustments to reconcile net income to cash provided by operating activities increased in the six months ended June 30, 2006, versus the corresponding prior period, primarily due to an increase of $28.5 million from depreciation, amortization and accretion and an increase of $9.5 million in cash distributions from wireless entities in which U.S. Cellular has an interest, offset by a decrease of $42.8 million from deferred income taxes, net.  The change in depreciation, amortization and accretion is due primarily to a higher average fixed assets balance, the change in cash distributions from unconsolidated entities reflects distributions from certain entities in the first half of 2006 whereas similar distributions from the same entities were not received until the second half of the year in 2005, and the change in deferred income taxes, net is due primarily to the utilization of federal net operating loss carryforwards during 2005.

The decrease in cash flows due to changes in assets and liabilities from operations was attributable primarily to accounts receivable ($29.2 million), inventory ($11.0 million), accrued taxes ($4.5 million) and other assets and liabilities ($10.0 million), offset by accounts payable ($11.1 million).  These changes in accounts receivable, inventory, accrued taxes, other assets and liabilities and accounts payable are primarily a result of timing differences.

The following table is a summary of the components of cash flows from operating activities:

	Six Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Net income	$89,510	$70,109
Adjustments to reconcile net income to net cash provided by operating activities	314,408	290,270
	$403,918	$360,379
Changes in assets and liabilities	(83,694)	(36,177)
	$320,224	$324,202

Cash Flows from Investing Activities

U.S. Cellular makes substantial investments each year to acquire wireless license and properties and to construct, operate and upgrade modern high-quality wireless communications networks and facilities as a basis for creating long-term value for shareholders.  In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue-enhancing and cost-reducing upgrades to U.S. Cellular’s networks. Cash flows used for investing activities were $290.2 million in the six months ended June 30, 2006 compared to $380.4 million in the same period of 2005.

Cash used for property, plant and equipment and system development expenditures totaled $268.6 million in 2006 and $253.5 million in 2005, representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, remodel new and existing retail stores and continue the development of U.S. Cellular’s office systems. In both periods, these expenditures were financed primarily with cash flows from operating activities and borrowings under U.S. Cellular’s revolving credit facility.

Acquisitions required $18.5 million in 2006 and $126.0 million in 2005 and divestitures provided $0 in 2006 and $0.6 million in 2005.  During the second quarter of 2006, U.S. Cellular acquired, for approximately $18.8 million in cash, the remaining ownership interest in a wireless property in Tennessee in which U.S. Cellular previously owned a 16.7% interest. In 2005, Carroll Wireless, which is consolidated with U.S. Cellular for financial reporting purposes, paid $120.9 million to the FCC to complete the payment for licenses in which it was the winning bidder in the FCC’s Auction 58. See Acquisitions, Exchanges and Divestitures in the Liquidity and Capital Resources section below for more information on these transactions.

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

LIQUIDITY AND CAPITAL RESOURCES

As indicated above, U.S. Cellular generated cash flows from operating activities of $320.2 million during the six months ended June 30, 2006 and $324.2 million during the six months ended June 30, 2005.  At June 30, 2006, U.S. Cellular had cash and cash equivalents of $22.0 million.  U.S. Cellular believes that cash flows from operating activities, existing cash balances and funds available from the revolving credit facility provide substantial financial flexibility for U.S. Cellular to meet both its short- and long-term needs for the foreseeable future.  In addition, U.S. Cellular may have access to public and private capital markets to help meet its long-term financing needs.

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

On October 26, 2006, Standard & Poor’s Rating Services lowered its credit ratings on U.S. Cellular to BBB+ from A-.  The outlook was stable.  On November 7, 2006, Standard & Poor’s Rating Services lowered its credit ratings on U.S. Cellular to BBB from BBB+.  The ratings were placed on credit watch with negative implications.  On February 13, 2007, Standard and Poor’s Rating Services lowered its credit ratings on U.S. Cellular to BBB- from BBB.  The ratings remain on Credit Watch with negative implications.  The credit ratings by Moody’s Investors Service remain Baa3 – under review for possible further downgrade.  The credit ratings by Fitch remain BBB+ on ratings watch negative.

Long-Term Debt

The late filing of U.S. Cellular’s Form 10-K for the year ended December 31, 2005 and Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 and the failure to deliver such Forms 10-K and 10-Q to the trustee of the U.S. Cellular debt indenture on a timely basis, resulted in non-compliance under such debt indenture. However, this non-compliance did not result in an event of default or a default. U.S. Cellular believes that non-compliance was cured upon the filing of its Form 10-K for the year ended December 31, 2005 and Forms 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006. U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indenture.

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

Marketable Equity Securities and Forward Contracts

U.S. Cellular holds a substantial amount of marketable equity securities that are publicly traded and can have volatile share prices.  U.S. Cellular does not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets. U.S. Cellular’s investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic cellular investments to or settlements with AirTouch Communications, Inc. (“AirTouch”), in exchange for stock of AirTouch, which was then acquired by Vodafone whereby U.S. Cellular received American Depositary Receipts representing Vodafone stock. (See Note 21 – Subsequent Events of Notes to Consolidated Financial Statements included in Item 1 above for additional information related to U.S. Cellular’s investment in Vodafone ADRs.) U.S. Cellular’s investment in Rural Cellular Corporation (“Rural Cellular”) is the result of a consolidation of several cellular partnerships in which U.S. Cellular subsidiaries held interests into Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests.

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

As of June 30, 2006, U.S. Cellular owned approximately 14% of Midwest Wireless Communications, L.L.C., which interest was convertible into an interest of approximately 11% in Midwest Wireless Holdings, L.L.C., a privately-held wireless telecommunications company that controlled Midwest Wireless Communications.  Midwest Wireless Holdings, through subsidiaries, held FCC licenses and operated certain wireless markets in southern Minnesota, northern and eastern Iowa and western Wisconsin.  On November 18, 2005, ALLTEL Corporation (“ALLTEL”) announced that it had entered into a definitive agreement to acquire Midwest Wireless Holdings for $1.075 billion in cash, subject to certain conditions, including approval by the FCC, other governmental authorities and the members of Midwest Wireless Holdings.  These conditions were satisfied and the closing of this agreement occurred on October 3, 2006.  As a result, U.S. Cellular became entitled to receive approximately $106.0 million in cash in consideration with respect to its interest in Midwest Wireless Communications. Of this amount, $95.1 million was received on October 6, 2006; the remaining balance is being held in reserve and in escrow to secure true-up, indemnification and other adjustments and, subject to such adjustments, will be distributed in installments over a period of four to fifteen months following the closing. In addition, as of June 30, 2006, U.S. Cellular owned 49% of an entity, accounted for under the equity method, which owned approximately 2.9% of Midwest Wireless Holdings.  As a result of the closing of the transaction, this entity will receive cash in consideration for its interest in Midwest Wireless Holdings.  Following that, this entity will be dissolved and U.S. Cellular will be entitled to receive approximately $11.8 million in cash, subject to the previously referenced discussion regarding adjustments and installments.  The net aggregate carrying value of U.S. Cellular’s investments in Midwest Wireless Communications and Midwest Wireless Holdings was approximately $28.3 million at June 30, 2006.

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

Investments in Unconsolidated Entities. U.S. Cellular has certain variable interests in investments in which it holds a minority interest.  Such investments totaled $176.7 million as of June 30, 2006 and are accounted for using either the equity or cost method.  U.S. Cellular’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

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

Licenses and Goodwill

As of June 30, 2006, U.S. Cellular reported $1,367.6 million of licenses and $485.5 million of goodwill, as a result of acquisitions of interests in wireless licenses and businesses.  Licenses include those won by Carroll Wireless in the FCC auction completed in February 2005 and license rights related to licenses that will be received when the 2003 AT&T Wireless exchange transaction is fully completed.

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

U.S. Cellular performed its annual testing for impairment in the second quarter of 2006 and 2005. Based on that testing, there was no impairment of goodwill or licenses in either year.

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

The accounting for the embedded collars as derivative instruments that do not qualify for cash flow hedge accounting treatment results in increased volatility in the results of operations, as fluctuation in the market price of the underlying Vodafone marketable equity securities results in changes in the fair value of the embedded collars being recorded in the statement of operations.

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

The table below summarizes the changes in asset retirement obligations during the six months ended June 30, 2006 and 2005.

	June 30, 2006	June 30, 2005
	(Dollars in thousands)
Beginning balance	$90,224	$72,575
Additional liabilities accrued	3,414	2,282
Acquisition of assets	1,237	—
Disposition of assets (1)	(37)	—
Accretion expense	3,481	3,223
Ending balance	$98,319	$78,080

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

U.S. Cellular’s noncurrent deferred income tax assets and liabilities as of June 30, 2006 and December 31, 2005 and the underlying temporary differences are as follows:

	June 30, 2006	December 31, 2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Deferred Income Tax Asset
Net operating loss carryforward	$32,257	$30,381
Derivative instruments	—	9,475
Other	20,023	10,851
	$52,280	$50,707
Less valuation allowance	(18,458)	(15,606)
Total Deferred Income Tax Asset	$33,822	$35,101

Deferred Income Tax Liability
Property, plant and equipment	$274,874	$280,789
Licenses/Intangibles	244,505	233,753
Marketable equity securities	984	62,112
Partnership investments	102,175	105,533
Total Deferred Income Tax Liability	$622,538	$682,187
Net Deferred Income Tax Liability	$588,716	$647,086

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

OTHER MATTERS

The SEC Division of Corporation Finance routinely sends public companies comment letters relating to their filings with the SEC. In September 2006, U.S. Cellular received a comment letter from the staff of the SEC regarding its review of the U.S. Cellular 2005 annual report on Form 10-K and quarterly report on Form 10-Q for the quarterly period ended March 31, 2006. The comments principally ask U.S. Cellular to provide additional information to the SEC and to make additional disclosures in its Forms 10-K and 10-Q on a prospective basis. U.S. Cellular intends to respond to the SEC’s comment letter as soon as practicable. There can be no assurance that the SEC will not have further comments or make additional requests for information or changes.

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

•                  Any of the foregoing events or other events could cause revenues, customer additions, operating income, capital expenditures and/or any other financial or statistical information to vary from U.S. Cellular’s forward estimates by a material amount.

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

Reference is made to the disclosure under Market Risk – Long Term Debt in U.S. Cellular’s Form 10-K/A for the year ended December 31, 2005, for additional information related to required principal payments, average interest rates, and estimated fair values of long-term debt.

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

The following table summarizes certain details related to the contracted securities as of June 30, 2006.

Collar (1)
			Downside	Upside	Loan
			Limit	Potential	Amount
Security	Shares		(Floor)	(Ceiling)	(000s)
Vodafone	10,245,370	(2)	$15.07 - $16.07	$20.00 - $21.44	$159,856

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

(Dollars in millions)	Valuation of investments assuming indicated decrease			June 30, 2006	Valuation of investments assuming indicated increase
	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Marketable Equity Securities	$155.6	$177.8	$200.1	$222.3	$244.5	$266.8	$289.0
Derivative Instruments (1)	15.3	3.0	(9.6)	(21.9)	(40.4)	(58.9)	(78.7)

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

Solely for purposes of updating the foregoing disclosure, the following information is provided. There were certain changes to U.S. Cellular’s internal control over financial reporting subsequent to the quarter ended June 30, 2006.  These changes include the resignation of TDS’s Vice President and Assistant Controller in February 2007, and the reorganization of responsibilities as a result thereof.  Subject to such changes, U.S. Cellular believes that the foregoing disclosures continue to be correct in all material respects.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides certain information with respect to all purchases of U.S. Cellular Common Shares made by or on behalf of U.S. Cellular, and any open market purchases of U.S. Cellular Common Shares made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, during the quarter covered by this Form 10-Q/A.

U.S. CELLULAR PURCHASES OF COMMON SHARES

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – 30, 2006	—	$—	—	164,150
May 1 – 31, 2006	—	—	—	164,150
June 1 – 30, 2006	—	—	—	164,150
Total for or as of end of the quarter ended 6/30/06	—	$—	—	164,150

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

UNITED STATES CELLULAR CORPORATION

(Registrant)

Date	February 23, 2007	/s/ John E. Rooney
John E. Rooney
President and
Chief Executive Officer

Date	February 23, 2007	/s/ Steven T. Campbell
Steven T. Campbell
Executive Vice President-Finance,
Chief Financial Officer, Treasurer and Controller

Date	February 23, 2007	/s/ Kenneth R. Meyers
Kenneth R. Meyers
Chief Accounting Officer

Signature page for the U.S. Cellular 2006 Second Quarter Form 10-Q/A