Form 10-Q
period 2006-09-30
UNITED STATES CELLULAR CORP
filed 2007-02-23
CIK 821130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2006
Common Shares, $1 par value	54,197,834 Shares
Series A Common Shares, $1 par value	33,005,877 Shares

UNITED STATES CELLULAR CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2006

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 (As Restated)	2006	2005 (As Restated)
	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$821,820	$729,005	$2,382,747	$2,089,232
Equipment sales	66,703	66,095	188,289	156,294
Total Operating Revenues	888,523	795,100	2,571,036	2,245,526

OPERATING EXPENSES
System operations (excluding Depreciation, amortization and accretion shown separately below)	165,107	159,335	468,980	446,278
Cost of equipment sold	140,757	130,823	417,489	374,882
Selling, general and administrative (including charges from affiliates of $28.2 million and $22.9 million for the three months ended September 30, 2006 and 2005, respectively, and $77.8 million and $64.1 million for the nine months ended 2006 and 2005, respectively)	358,392	313,374	1,028,865	877,116
Depreciation, amortization and accretion	146,940	128,238	429,451	382,244
Total Operating Expenses	811,196	731,770	2,344,785	2,080,520

OPERATING INCOME	77,327	63,330	226,251	165,006

INVESTMENT AND OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated entities	23,483	17,416	64,923	49,231
Fair value adjustment of derivative instruments	(21,285)	(14,241)	(17,392)	9,938
Interest and dividend income	601	384	10,996	6,884
Gain on investments	—	—	—	551
Interest expense	(23,974)	(21,122)	(70,189)	(63,304)
Other expense, net	(225)	(691)	(163)	(536)
Total Investment and Other Income (Expense)	(21,400)	(18,254)	(11,825)	2,764

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	55,927	45,076	214,426	167,770
Income tax expense	15,510	17,966	77,903	65,955

INCOME BEFORE MINORITY INTEREST	40,417	27,110	136,523	101,815
Minority share of income	(4,542)	(3,438)	(11,138)	(8,034)

NET INCOME	$35,875	$23,672	$125,385	$93,781

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	87,281	86,904	87,258	86,674
BASIC EARNINGS PER SHARE (Note 6)	$0.41	$0.27	$1.44	$1.08

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	88,092	87,661	88,071	87,390
DILUTED EARNINGS PER SHARE (Note 6)	$0.41	$0.27	$1.42	$1.07

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$125,385	$93,781
Add (deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	429,451	382,244
Bad debts expense	43,787	25,417
Stock-based compensation expense	16,134	5,764
Deferred income taxes, net	(30,714)	47,987
Equity in earnings of unconsolidated entities	(64,923)	(49,231)
Distributions from unconsolidated entities	39,374	30,809
Minority share of income	11,138	8,034
Fair value adjustment of derivative instruments	17,392	(9,938)
Gain (loss) on investments	—	(551)
Noncash interest expense	1,335	1,335
Other operating activities	244	—
Changes in assets and liabilities from operations
Change in accounts receivable	(74,401)	(34,908)
Change in inventory	16,084	21,694
Change in accounts payable	(48,926)	(43,787)
Change in customer deposits and deferred revenues	7,813	3,937
Change in accrued taxes	9,145	18,739
Change in accrued interest	9,226	8,383
Change in other assets and liabilities	(7,906)	(213)
	499,638	509,496

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(421,378)	(379,088)
Cash received from divestitures	—	551
Cash paid for acquisitions	(98,581)	(126,160)
Return of investment	28,650	—
Other investing activities	(3,256)	(4,994)
	(494,565)	(509,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	390,000	350,000
Repayment of notes payable	(375,000)	(380,000)
Common shares reissued	3,856	22,228
Capital (distributions) to minority partners	(14,371)	(1,831)
Other financing activities	349	(195)
	4,834	(9,798)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,907	(9,993)

CASH AND CASH EQUIVALENTS
Beginning of period	29,003	41,062
End of period	$38,910	$31,069

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

Unaudited

	September 30, 2006	December 31, 2005 (As Restated)
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$38,910	$29,003
Accounts receivable
Customers, less allowance of $13,625 and $11,410, respectively	298,018	278,170
Roaming	39,178	27,178
Other	56,324	57,011
Marketable equity securities	204,933	—
Inventory	76,925	92,748
Prepaid expenses	36,605	32,068
Deferred income tax asset	—	8,218
Other current assets	21,160	15,489
	772,053	539,885
INVESTMENTS
Licenses	1,447,569	1,362,263
Goodwill	485,485	481,235
Customer lists, net of accumulated amortization of $62,259 and $44,616, respectively	32,048	47,649
Marketable equity securities	3,572	225,387
Investments in unconsolidated entities	197,817	172,093
Notes and interest receivable	4,767	4,707
	2,171,258	2,293,334
PROPERTY, PLANT AND EQUIPMENT
In service and under construction	4,981,963	4,615,234
Less accumulated depreciation	2,382,414	2,062,205
	2,599,549	2,553,029

OTHER ASSETS AND DEFERRED CHARGES	30,647	29,985

TOTAL ASSETS	$5,573,507	$5,416,233

The accompanying notes to consolidated financial statements are an integral part of these statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unaudited

	September 30, 2006	December 31, 2005 (As Restated)
	(Dollars in thousands)
CURRENT LIABILITIES
Forward contracts	$159,856	$—
Notes payable	150,000	135,000
Accounts payable
Affiliated	11,065	7,239
Trade	248,805	301,058
Customer deposits and deferred revenues	119,782	111,407
Accrued taxes	42,324	36,748
Accrued compensation	42,504	42,865
Derivative liability	43,210	—
Deferred income tax liability	28,681	—
Other current liabilities	47,822	28,404
	894,049	662,721

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	582,328	647,086
Derivative liability	—	25,818
Asset retirement obligation	115,998	90,224
Other deferred liabilities and credits	57,462	46,234
	755,788	809,362

LONG-TERM DEBT
Long-term debt	1,001,725	1,001,385
Forward contracts	—	159,856
	1,001,725	1,161,241

COMMITMENTS AND CONTINGENCIES (SEE NOTE 19)

MINORITY INTEREST	38,741	41,871

COMMON SHAREHOLDERS’ EQUITY
Common Shares, par value $1 per share; authorized 140,000,000 shares; issued 55,045,685 shares	55,046	55,046
Series A Common Shares, par value $1 per share; authorized 50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006
Capital in excess of par value	1,289,802	1,286,964
Treasury Shares, at cost, 847,851 and 962,863 Common Shares, respectively	(40,594)	(47,088)
Accumulated other comprehensive income	51,571	44,122
Retained earnings	1,494,373	1,368,988
	2,883,204	2,741,038
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,573,507	$5,416,233

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of September 30, 2006 and December 31, 2005, the results of operations for the three and nine months ended September 30, 2006 and 2005, and the cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

•                  Contracts with maintenance and support services — U.S. Cellular entered into certain equipment and software contracts that included maintenance and support services.  In one case, U.S. Cellular did not properly allocate expenditures between equipment purchases and maintenance and support services.  In other cases, U.S. Cellular did not properly record fees for maintenance and support services over the specified term of the agreement.  The restatement adjustments properly record property, plant and equipment, related depreciation expense and fees for maintenance and support services in the correct periods.

•                  Classification of Asset Retirement Obligation on the Statement of Cash Flows – The additions to property, plant and equipment and other deferred liabilities representing additional asset retirement obligations (“ARO”) should be treated as non-cash items in the statement of cash flows.  From 2004 through the second quarter of 2006, U.S. Cellular included additional ARO liabilities as a change in other assets and liabilities in cash flows from operating activities and the increase in the ARO asset balance as a capital expenditure in cash flows from investing activities resulting in an overstatement of cash flows from operating activities and an overstatement of cash flows required by investing activities.  In the restatement, adjustments were recorded in the statement of cash flows to offset the change in ARO liabilities against the ARO asset. The reduction in the change in other assets and liabilities in cash flows from operating activities and the reduction in additions to property, plant and equipment in cash flows from investing activities totaled $4.7 million in the nine months ended September 30, 2005.

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

•         Other items – In addition to the adjustments described above, U.S. Cellular recorded a number of other adjustments to correct and record revenues, expenses and equity in earnings of unconsolidated entities in the periods in which such revenues, expenses and equity in earnings of unconsolidated entities were earned or incurred. Adjustments were also made to certain balance sheet amounts.  These individual adjustments were not material.

The table below summarizes the impacts of the restatement on income before income taxes and minority interest.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Increase (decrease), dollars in thousands)
Income Before Income Taxes and Minority Interest, as previously reported	$62,536	$166,149
Forward contracts and related derivative instruments	(14,241)	9,938
Contracts with maintenance and support services	(123)	(458)
Property, plant and equipment	(1,827)	(1,750)
Other items	(1,269)	(6,109)
Total adjustment	(17,460)	1,621
Income Before Income Taxes and Minority Interest, as restated	$45,076	$167,770

The table below summarizes the net income and diluted earnings per share impacts from the restatement.

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(Increase (decrease), dollars in thousands, except per share amounts)
As previously reported	$34,620	$0.39	$92,262	$1.06
Forward contracts and related derivative instruments	(9,006)	(0.10)	6,285	0.07
Contracts with maintenance and support services	(59)	—	(231)	—
Income taxes	—	—	—	—
Property, plant and equipment	(1,127)	(0.01)	(1,075)	(0.01)
Other items	(756)	(0.01)	(3,460)	(0.05)
Total adjustment	(10,948)	(0.12)	1,519	0.01
As restated	$23,672	$0.27	$93,781	$1.07

The effect of the restatement on the previously reported Consolidated Statements of Operations is as follows:

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$729,504	$729,005	$2,092,889	$2,089,232
Equipment sales	66,002	66,095	155,653	156,294
Total Operating Revenues	795,506	795,100	2,248,542	2,245,526

OPERATING EXPENSES
System operations (excluding Depreciation, amortization and accretion shown separately below)	159,102	159,335	444,811	446,278
Cost of equipment sold	130,823	130,823	374,882	374,882
Selling, general and administrative	312,777	313,374	875,316	877,116
Depreciation, amortization and accretion	126,583	128,238	380,860	382,244
Total Operating Expenses	729,285	731,770	2,075,869	2,080,520

OPERATING INCOME	66,221	63,330	172,673	165,006

INVESTMENT AND OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated entities	17,744	17,416	50,009	49,231
Fair value adjustment of derivative instruments	—	(14,241)	—	9,938
Interest and dividend income	384	384	6,756	6,884
Gain on investments	—	—	551	551
Interest expense	(21,122)	(21,122)	(63,304)	(63,304)
Other expense, net	(691)	(691)	(536)	(536)
Total Investment and Other Income (Expense)	(3,685)	(18,254)	(6,524)	2,764

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	62,536	45,076	166,149	167,770
Income tax expense	24,471	17,966	65,445	65,955

INCOME BEFORE MINORITY INTEREST	38,065	27,110	100,704	101,815
Minority share of income	(3,445)	(3,438)	(8,442)	(8,034)

NET INCOME	$34,620	$23,672	$92,262	$93,781

BASIC EARNINGS PER SHARE	$0.40	$0.27	$1.06	$1.08

DILUTED EARNINGS PER SHARE	$0.39	$0.27	$1.06	$1.07

The effect of the restatement on the previously reported Consolidated Statements of Cash Flows is as follows:

	Nine Months Ended September 30, 2005
	As Previously Reported	As Restated
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$92,262	$93,781
Add (deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	380,860	382,244
Bad debts expense	25,417	25,417
Stock-based compensation expense	5,764	5,764
Deferred income taxes, net	47,475	47,987
Equity in earnings of unconsolidated entities	(50,009)	(49,231)
Distributions from unconsolidated entities	31,104	30,809
Minority share of income	8,442	8,034
Fair value adjustment of derivative instruments	—	(9,938)
Gain (loss) on investments	(551)	(551)
Noncash interest expense	1,335	1,335
Changes in assets and liabilities from operations
Change in accounts receivable	(34,676)	(34,908)
Change in inventory	21,694	21,694
Change in accounts payable	(43,787)	(43,787)
Change in customer deposits and deferred revenues	360	3,937
Change in accrued taxes	18,739	18,739
Change in accrued interest	8,383	8,383
Change in other assets and liabilities	2,440	(213)
	515,252	509,496

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(384,844)	(379,088)
Cash received from divestitures	—	551
Cash paid for acquisitions	(125,609)	(126,160)
Return of investment	—	—
Other investing activities	(4,994)	(4,994)
	(515,447)	(509,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	350,000	350,000
Repayment of notes payable	(380,000)	(380,000)
Common shares reissued	22,228	22,228
Capital (distributions) to minority partners	—	(1,831)
Other financing activities	(2,026)	(195)
	(9,798)	(9,798)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,993)	(9,993)

CASH AND CASH EQUIVALENTS-
Beginning of period	41,062	41,062
End of period	$31,069	$31,069

The effect of the restatement on the previously reported Consolidated Balance Sheets is as follows:

	December 31,
	2005	2005
	As Previously Reported	As Restated
CURRENT ASSETS
Cash and cash equivalents	$29,003	$29,003
Accounts Receivable
Customers, less allowance	281,896	278,170
Roaming	27,178	27,178
Other	58,436	57,011
Marketable equity securities	—	—
Inventory	92,748	92,748
Prepaid expenses	31,026	32,068
Deferred income tax asset	8,218	8,218
Other current assets	15,145	15,489
	543,650	539,885
INVESTMENTS
Licenses	1,362,263	1,362,263
Goodwill	471,617	481,235
Customer lists, net of accumulated amortization	49,318	47,649
Marketable equity securities	225,387	225,387
Investments in unconsolidated entities	170,337	172,093
Notes and interest receivable	4,707	4,707
	2,283,629	2,293,334
PROPERTY, PLANT AND EQUIPMENT
In service and under construction	4,653,292	4,615,234
Less accumulated depreciation	2,076,528	2,062,205
	2,576,764	2,553,029

OTHER DEFERRED CHARGES	29,985	29,985

TOTAL ASSETS	$5,434,028	$5,416,233

	December 31,
	2005	2005
	As Previously Reported	As Restated
CURRENT LIABILITIES
Forward contracts	$—	$—
Notes payable	135,000	135,000
Accounts payable
Affiliated	7,239	7,239
Trade	298,397	301,058
Customer deposits and deferred revenues	106,180	111,407
Accrued taxes	38,627	36,748
Accrued compensation	42,865	42,865
Derivative liability	—	—
Deferred income tax liability	—	—
Other current liabilities	25,952	28,404
	654,260	662,721

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	660,667	647,086
Derivative liability	25,818	25,818
Asset retirement obligation	90,224	90,224
Other deferred liabilities and credits	44,636	46,234
	821,345	809,362

LONG-TERM DEBT
Long-term debt	1,001,385	1,001,385
Forward contracts	159,856	159,856
	1,161,241	1,161,241

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	46,442	41,871

COMMON SHAREHOLDERS’ EQUITY
Common Shares, par value $1 per share	55,046	55,046
Series A Common Shares, par value $1 per share	33,006	33,006
Capital in excess of par value	1,286,964	1,286,964
Treasury Shares, at cost	(47,088)	(47,088)
Accumulated other comprehensive income	24,944	44,122
Retained earnings	1,397,868	1,368,988
	2,750,740	2,741,038
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,434,028	$5,416,233

2.               Summary of Significant Accounting Policies

Change in Accounting Principle — Stock-Based Compensation

U.S. Cellular has established the following stock-based compensation plans: a long-term incentive plan, an employee stock purchase plan and a non-employee director compensation plan. Also, U.S. Cellular employees are eligible to participate in the Telephone and Data Systems, Inc. (TDS) employee stock purchase plan; TDS is U.S. Cellular’s parent organization. These plans are described more fully in Note 3 - Stock-Based Compensation. Prior to January 1, 2006, U.S. Cellular accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS 123”), “Accounting for Stock-BasedCompensation”. Total stock-based employee compensation cost recognized in the Consolidated Statements of Operations under APB 25 was $2.2 million and $5.8 million for the three and nine months ended September 30, 2005, respectively, primarily for restricted stock unit and deferred compensation stock unit awards. No compensation cost was recognized in the Consolidated Statements of Operations under APB 25 for stock option awards for the three and nine months ended September 30, 2005, because all outstanding options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The employee stock purchase plans qualified as non-compensatory plans under APB 25; therefore, no compensation cost was recognized for these plans during the three and nine months ended September 30, 2005.

Effective January 1, 2006, U.S. Cellular adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. In addition, U.S. Cellular applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”), issued by the SEC in March 2005 in its adoption of SFAS 123(R). Under the modified prospective transition method, compensation cost recognized during the three and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

Under SFAS 123(R), the long-term incentive plan is considered a compensatory plan; therefore, recognition of compensation cost for grants made under this plan is required.

Under SFAS 123(R), the employee stock purchase plan is considered a compensatory plan; therefore, recognition of compensation cost for grants made under this plan is required. However, due to restrictions on activity under this plan that were in place during the nine months ended September 30, 2006, no compensation cost was recognized during this period.

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

Certain employees were eligible for retirement at the time that compensatory stock options and restricted stock units were granted to them. Under the terms of the U.S. Cellular option and restricted stock unit agreements, options and restricted stock units granted retirement-eligible employees will fully vest upon their retirement if the employees have reached the age of 65. Prior to the adoption of SFAS 123(R), U.S. Cellular used the “nominal vesting method” to recognize the pro forma stock-based compensation cost related to options and restricted stock units awarded to retirement-eligible employees. This method does not take into account the effect of early vesting due to the retirement of eligible employees. Upon adoption of SFAS 123(R), U.S. Cellular adopted the “non-substantive vesting method”, which requires recognition of the cost of options and restricted stock units granted to retirement-eligible employees over the period from the date of grant to the date such employees reach age 65. If the non-substantive vesting method had been applied in prior periods, the effect on previously disclosed pro forma stock-based compensation cost would not have been material.

On March 7, 2006, the U.S. Cellular Compensation Committee approved amendments to stock option award agreements. The amendments modify current and future options to extend the exercise period until 30 days following: (i) the lifting of a "suspension" if options otherwise would expire or be forfeited during the suspension period; and (ii) the lifting of a blackout if options otherwise would expire or be forfeited during a blackout period. U.S. Cellular temporarily suspended issuances of shares under the 2005 Long Term Incentive Plan between March 17, 2006 and October 10, 2006 as a consequence of late SEC filings. U.S. Cellular became current with respect to its Form 10-K for the year ended December 31, 2005 and other periodic SEC filings upon the filing of its Form 10-Q for the quarter ended June 30, 2006, on October 10, 2006.  As required under the provisions of SFAS 123(R), U.S. Cellular evaluated the impact of this plan modification and originally determined that the adjustment to stock based compensation was not material.  However, in connection with the restatement discussed above, U.S. Cellular further reviewed the accounting for the plan modification.  Upon such further review, U.S. Cellular determined that it should have recognized Stock-Based compensation expense of $1.5 million in the three months ended March 31, 2006 as a result of this modification.  U.S. Cellular recognized $0.0 and $1.5 million in stock-based compensation expense in the three and nine months ended September 30, 2006 as a result of this modification.

Pension Plan

U.S. Cellular participates in a qualified noncontributory defined contribution pension plan sponsored by TDS. The plan provides pension benefits for the employees of U.S. Cellular and its subsidiaries. Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently. Pension costs were $2.1 million and $6.5 million for the three and nine months ended September 30, 2006, respectively, and $1.7 million and $5.2 million for the three and nine months ended September 30, 2005, respectively.

Recent Accounting Pronouncements

The Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), in September 2006. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). Reliance on one method or the other in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB 108 is effective for U.S. Cellular’s opening balance sheet in 2007. U.S. Cellular is currently evaluating the impact this Bulletin might have on its financial position or results of operations.

In September 2006, the FASB released Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Under SFAS 158, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The recognition, measurement and disclosure provisions of SFAS 158 are effective for U.S. Cellular as of December 31, 2006. However, because U.S. Cellular currently does not have any defined benefit pension or other postretirement plans, SFAS 158 will have no immediate impact on its financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is effective for U.S. Cellular’s 2008 quarterly and annual financial statements; however, earlier application is encouraged. U.S. Cellular is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

The FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes -an interpretation of FASB Statement No. 109” (“FIN 48”) in July 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). The interpretation applies to all tax positions accounted for in accordance with SFAS 109 and changes how tax positions are recognized and measured and how uncertainties related to income tax positions are disclosed. It provides guidance on recognition, derecognition and measurement of uncertain tax positions in a period subsequent to that in which a position is taken; the accounting for interest and penalties; the classification and presentation of recorded amounts; and disclosure requirements. U.S. Cellular will adopt the provisions of FIN 48effective January 1, 2007. Under FIN 48, U.S. Cellular will evaluate the tax uncertainty, assess the probability of the ultimate settlement with the applicable taxing authority and record an amount based on that assessment. U.S. Cellular had previously set up tax accruals, as needed, to cover its potential liability for income tax uncertainties pursuant to FASB Statement No. 5 “Accounting for Contingencies”. The FASB has issued preliminary guidance regarding ultimate settlement of tax uncertainties. This guidance, in the form of a FASB Staff Position, is not yet finalized. U.S. Cellular will use the finalized guidance to determine the amount of its cumulative effect adjustment to be recorded to opening retained earnings upon adoption of FIN 48 effective January 1, 2007. U.S. Cellular is currently reviewing the requirements of FIN 48 to determine the impact on its financial position or results of operations. The primary impact of FIN 48 on U.S. Cellular’s existing tax accounting policies and practices will be the documentation of all tax positions rather than only tax positions that U.S. Cellular considers probable of incurring a loss.

3.               Stock-Based Compensation

Stock-Based Compensation Plans

U.S. Cellular has established the following stock-based compensation plans: a long-term incentive plan, an employee stock purchase plan, and a non-employee director compensation plan.

Under the U.S. Cellular 2005 Long-Term Incentive Plan, U.S. Cellular may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units, and deferred compensation stock unit awards to key employees. At September 30, 2006, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards, and deferred compensation stock unit awards.

At September 30, 2006, U.S. Cellular had reserved 5,403,000 Common Shares for equity awards granted and to be granted under the long-term incentive plan, and also had reserved 110,000 Common Shares for issuance to employees under an employee stock purchase plan. The maximum number of U.S. Cellular Common Shares that may be issued to employees under all stock-based compensation plans in effect at September 30, 2006 was 5,513,000 shares. U.S. Cellular currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan, restricted stock unit awards and deferred compensation stock unit awards.

U.S. Cellular also has established a Non-Employee Director Compensation Plan under which it has reserved 4,900 Common shares of U.S. Cellular stock for issuance as compensation to members of the board of directors who are not employees of U.S. Cellular.

Long-Term Incentive Plan — Stock Options— Stock options granted to key employees are exercisable over a specified period not in excess of ten years. Stock options generally vest over periods up to four years from the date of grant. Stock options outstanding at September 30, 2006 expire between 2006 and 2016. However, vested stock options typically expire 30 days after the effective date of an employee’s termination of employment for reasons other than retirement. Employees who leave at the age of retirement have 90 days (or one year if they satisfy certain requirements) within which to exercise their vested stock options. The exercise price of the option generally equals the market value of U.S. Cellular Common Shares on the date of grant.

U.S. Cellular did not grant any stock options during the three months ended September 30, 2006 and September 30, 2005, respectively. U.S. Cellular granted 551,000 and 757,000 stock options during the nine months ended September 30, 2006 and September 30, 2005, respectively. U.S. Cellular estimates the fair value of stock options granted using the Black-Scholes valuation model. The fair value is then recognized as compensation cost on a straight-line basis over the requisite service period, which is generally the vesting period, for each separately vesting portion of the awards as if the awards were, in-substance, multiple awards, which is the same attribution method that was used by U.S. Cellular for purposes of its pro forma disclosures under SFAS 123. U.S. Cellular used the assumptions shown in the table below in valuing the options granted in 2006:

Expected Life	3.0 Years
Expected Volatility	25.2%
Dividend Yield	—
Risk-free Interest Rate	4.7%
Estimated Annual Forfeiture Rate	4.4%

A summary of U.S. Cellular stock options outstanding (total and portion exercisable) at September 30, 2006 and changes during the nine months then ended is presented in the table below:

		Weighted	Weighted Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Options	Prices	Term	Intrinsic Value
Outstanding at December 31, 2005 (877,000 exercisable)	2,701,000	$38.80	7.5 Years	$56,469,000
Granted	551,000	$59.46		$132,000
Exercised	107,000	$34.51		$2,259,000
Forfeited	37,000	$38.65		$809,000
Expired	1,000	$32.23		$33,000
Outstanding at September 30, 2006 (1,543,000 exercisable)	3,107,000	$42.62	7.1 Years	$53,083,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between U.S. Cellular’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount will change in future periods based on the market price of U.S. Cellular’s stock. U.S. Cellular received $0 and $3.7 million in cash from the exercise of stock options during the three and nine months ended September 30, 2006.

A summary of U.S. Cellular nonvested stock options at September 30, 2006 and changes during the nine months then ended is presented in the table that follows:

		Weighted Average
	Number of	Fair Values of
	Stock Options	Stock Options
Nonvested at December 31, 2005	1,824,000	$14.19
Granted	551,000	$14.06
Vested	777,000	$14.49
Forfeited	34,000	$14.49
Nonvested at September 30, 2006	1,564,000	$13.99

Long-Term Incentive Plan — Restricted Stock Units—U.S. Cellular grants restricted stock unit awards, which generally vest after three years, to key employees.

U.S. Cellular estimates the fair value of restricted stock units based on the closing market price of U.S. Cellular shares on the date of grant, which is not adjusted for any dividends foregone during the vesting period because U.S. Cellular has never paid a dividend and has expressed its intention to retain all future earnings in the business. The fair value is then recognized as compensation cost on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Awards granted under this plan prior to 2005 were classified as liability awards due to a plan provision which allowed participants to elect tax withholding in excess of minimum statutory tax rates. In 2005, this provision was removed from the plan and awards after 2005 have been classified as equity awards (except for awards that may be settled in stock or cash at the option of the recipient, which are classified as liability awards).

A summary of U.S. Cellular nonvested restricted stock units at September 30, 2006 and changes during the nine months then ended is presented in the tables that follow:

Liability Classified Awards

		Weighted Average
		Grant-Date
	Number of	Fair Values of
	Restricted Stock Units	Restricted Stock Units
Nonvested at December 31, 2005	193,000	$30.71
Granted	3,000	$59.43
Vested	108,000	$23.73
Forfeited	7,000	$37.34
Nonvested at September 30, 2006	81,000	$40.46

Equity Classified Awards

		Weighted Average
		Grant-Date
	Number of	Fair Values of
	Restricted Stock Units	Restricted Stock Units
Nonvested at December 31, 2005	189,000	$45.63
Granted	125,000	$59.43
Vested	—	—
Forfeited	24,000	$47.76
Nonvested at September 30, 2006	290,000	$51.40

Long-Term Incentive Plan — Deferred Compensation Stock Units—Certain U.S. Cellular employees may elect to defer receipt of all or a portion of their annual bonuses and to receive a company matching contribution on the amount deferred. All bonus compensation that is deferred by employees electing to participate is immediately vested and is deemed to be invested in U.S. Cellular Common Share stock units. Upon distribution of such stock units, participants will receive U.S. Cellular Common Shares. The amount of U.S. Cellular’s matching contribution depends on the portion of the annual bonus that is deferred. Participants receive a 25% match for amounts deferred up to 50% of their total annual bonus and a 33% match for amounts that exceed 50% of their total annual bonus; such matching contributions also are deemed to be invested in U.S. Cellular Common Share stock units. The matching contribution stock units vest ratably at a rate of one-third per year over three years. Upon vesting and distribution of such matching contribution stock units, participants will receive U.S. Cellular Common Shares.

U.S. Cellular estimates the fair value of deferred compensation matching contribution stock units based on the closing market price of U.S. Cellular Common Shares on the date of match. The fair value of such matching contribution stock units is then recognized as compensation cost on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

A summary of U.S. Cellular nonvested deferred compensation stock units at September 30, 2006 and changes during the nine months then ended is presented in the table below:

Deferred Compensation Awards

		Weighted Average Grant-Date
	Number of	Fair Values
	Stock Units	of Stock Units
Nonvested at December 31, 2005	7,700	$41.08
Granted	1,700	$56.71
Vested	3,900	$42.16
Forfeited	—	—
Nonvested at September 30, 2006	5,500	$48.92

Employee Stock Purchase Plan—Under the 2003 Employee Stock Purchase Plan, eligible employees of U.S. Cellular and its subsidiaries may purchase a limited number of U.S. Cellular Common Shares on a quarterly basis. U.S. Cellular had reserved 110,000 Common Shares at September 30, 2006 for issuance under this plan. The plan became effective on April 1, 2003 and will terminate on December 31, 2008. U.S. Cellular employees are also eligible to participate in the TDS Employee Stock Purchase Plan. The per share cost to each participant in these plans is 85% of the market value of the Common Shares or Special Common Shares as of the issuance date. Under SFAS 123(R), the employee stock purchase plans are considered compensatory plans; therefore, recognition of compensation cost for stock issued under these plans is required. Compensation cost is measured as the difference between the cost of the shares to plan participants and the fair market value of the shares on the date of issuance. However, due to restrictions on activity under these plans in place during the three and nine months ended September 30, 2006, no compensation expense was recognized during these periods for either plan.

Compensation of Non-Employee Directors — U.S. Cellular issued 0 and 40 shares under its Non-Employee Director Compensation Plan in the three and nine months ended September 30, 2006.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized during the three months and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(Dollars in thousands)
Stock option awards	$3,363	$10,815
Restricted stock unit awards	2,518	6,181
Deferred compensation matching stock unit awards	(204)	(864)
Awards under non-employee director compensation plan	—	2
Awards under employee stock purchase plan	—	—
Total stock-based compensation, before income taxes	5,677	16,134
Income tax benefit	(1,715)	(5,866)
Total stock-based compensation expense, net of income taxes	$3,962	$10,268

All stock-based compensation expense recognized during the three and nine months ended September 30, 2006 was recorded in Selling, general and administrative expense.

As a result of adopting SFAS 123(R) on January 1, 2006, U.S. Cellular’s income before income taxes for the three and nine months ended September 30, 2006 was $3.4 million and $10.8 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Similarly, as a result of adopting SFAS 123(R) on January 1, 2006, U.S. Cellular’s net income for the three and nine months ended September 30, 2006 was $2.4 million and $6.9 million lower, basic earnings per share for the three and nine months ended September 30, 2006 was $0.03 and $0.08 lower, and diluted earnings per share for the three and nine months ended September 30, 2006 was $0.03 and $0.08 lower, respectively, than if U.S. Cellular had continued to account for stock-based compensation expense under APB 25.

For comparison, the following table illustrates the pro forma effect on net income and earnings per share had U.S. Cellular applied the fair value recognition provisions of SFAS 123(R) to its stock-based employee compensation plans for the three and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005 (As Restated)	Nine Months Ended September 30, 2005 (As Restated)
	(Dollars in thousands, except per share amounts)
Net income, as reported	$23,672	$93,781
Add: Stock-based compensation expense included in reported net income, net of related tax effects and minority interest	1,358	3,488
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects and minority interest	(4,403)	(11,437)
Pro forma net income	$20,627	$85,832

Earnings per share:
Basic—as reported	$0.27	$1.08
Basic—pro forma	0.24	0.99
Diluted—as reported	0.27	1.07
Diluted—pro forma	0.24	0.98

At September 30, 2006, unrecognized compensation cost for all U.S. Cellular stock-based compensation awards was $17.2 million. The unrecognized compensation cost for stock-based compensation awards at September 30, 2006 is expected to be recognized over a weighted average period of 0.9 years.

Prior to the adoption of SFAS 123(R), U.S. Cellular presented all tax benefits resulting from tax deductions associated with the exercise of stock options by employees as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS 123(R) requires that “excess tax benefits” be classified as cash flows from financing activities in the Consolidated Statements of Cash Flows. For this purpose, the excess tax benefits are tax benefits related to the difference between the total tax deduction associated with the exercise of stock options by employees and the amount of compensation cost recognized for those options. For the nine months ended September 30, 2006, excess tax benefits of $0.3 million were included in cash flows from financing activities in the Consolidated Statements of Cash Flows pursuant to this requirement of SFAS 123(R).

4.               Income Taxes

The following table summarizes the effective income tax rates for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 (As Restated)	2006	2005 (As Restated)
Effective Tax Rate From
Operations excluding gain on sale of assets and fair value adjustment of derivative instruments	30.2%	39.1%	36.4%	39.5%
Gain on sale of assets and fair value adjustment of derivative instruments	36.7%	36.8%	36.7%	36.8%
Income before income taxes and minority interest	27.7%	39.9%	36.3%	39.3%

The three- and nine-month 2006 effective tax rates are lower as a result of favorable outcomes upon the completion of certain state income tax audits.

In June of 2006, the Internal Revenue Service commenced its audit of the 2002 — 2004 consolidated federal tax returns of TDS and subsidiaries. In October 2006, the Internal Revenue Service added the 2005 consolidated federal tax return to the audit cycle. U.S. Cellular is included in the TDS consolidated federal tax return. The audit is in its preliminary stages.

5.               Fair Value Adjustment of Derivative Instruments

Fair value adjustment of derivative instruments totaled a loss of $21.3 million and $17.4 million in the three and nine months ended September 30, 2006, respectively, and a loss of $14.2 million and a gain of $9.9 million in the three and nine months ended September 30, 2005, respectively.  Fair value adjustment of derivative instruments reflect the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Vodafone marketable equity securities not designated as a hedge.  The changes in fair value of the embedded collars during cash flow hedge designation are recorded to other comprehensive income. When the collars were de-designated in the cash flow hedge, subsequent changes in fair value are recognized in the Consolidated Statements of Operations, along with the related income tax effects.  The accounting for the embedded collars as derivative instruments not designated in a hedging relationship results in increased volatility in the results of operations, as fluctuation in the market price of the underlying Vodafone marketable equity securities results in changes in the fair value of the embedded collars being recorded in the Consolidated Statements of Operations.

6.               Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities included in diluted earnings per share represent incremental shares issuable upon exercise of outstanding stock options.

The net income amounts used in computing earnings per share and the effects on the weighted average number of common shares and earnings per share of potentially dilutive stock options are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 (As Restated)	2006	2005 (As Restated)
	(Dollars and shares in thousands, except earnings per share)
Net income	$35,875	$23,672	$125,385	$93,781

Weighted average number of common shares used in basic earnings per share	87,281	86,904	87,258	86,674
Effect of dilutive stock options (1)	811	757	813	716

Weighted average number of common shares used in diluted earnings per share	88,092	87,661	88,071	87,390

Basic Earnings per Share	$0.41	$0.27	$1.44	$1.08

Diluted Earnings per Share	$0.41	$0.27	$1.42	$1.07

(1)          Stock options convertible into 200,207 and 764,997 Common Shares were not included in computing diluted earnings per share in the three and nine months ended September 30, 2006, because their effects would have increased earnings per share. Stock options convertible into 175,158 and 181,458 Common Shares were not included in computing diluted earnings per share in the three and nine months ended September 30, 2005 because their effects would have increased earnings per share.

7.               Marketable Equity Securities and Forward Contracts

U.S. Cellular holds a substantial amount of marketable equity securities that are publicly traded and can have volatile movements in share prices. U.S. Cellular does not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets.

Information regarding U.S. Cellular’s marketable equity securities is summarized below.

	September 30, 2006	December 31, 2005 (As Restated)
	(Dollars in thousands)
Marketable Equity Securities — Current Assets
Vodafone Group Plc
8,964,698 and 0 American Depositary Receipts, respectively	$204,933	$—

Marketable Equity Securities — Investments
Vodafone Group Plc
0 and 10,245,370 American Depositary Receipts, respectively	—	219,968
Rural Cellular Corporation
370,882 Common Shares	3,572	5,419
Total aggregate fair value	208,505	225,387
Accounting cost basis	131,512	160,161
Gross unrealized holding gains	76,993	65,226
Deferred income tax liability	(28,257)	(23,939)
Net unrealized holding gains	48,736	41,287
Derivative instruments, net of tax	2,835	2,835
Accumulated other comprehensive income	$51,571	$44,122

The investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic wireless investments to or settlements with AirTouch Communications, Inc. (“AirTouch”), in exchange for stock of AirTouch, which was then acquired by Vodafone whereby U.S. Cellular received American Depositary Receipts representing Vodafone stock. The investment in Rural Cellular Corporation (“Rural Cellular”) is the result of a consolidation of several wireless partnerships, in which U.S. Cellular subsidiaries held interests, into Rural Cellular and the distribution of Rural Cellular stock in exchange for those interests.

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

The forward contracts related to the Vodafone American Depositary Receipts (“ADRs”) mature in May 2007. Accordingly, the Vodafone ADRs are classified as Current Assets and the related forward contracts and derivative liability are classified as Current Liabilities in the Consolidated Balance Sheets at September 30, 2006.

Vodafone Special Distribution and Share Consolidation

At an Extraordinary General Meeting held on July 25, 2006, shareholders of Vodafone approved a Special Distribution of £0.15 per share (£1.50 per ADR) and a Share Consolidation under which every 8 ADRs of Vodafone were consolidated into 7 ADRs. As a result of the Special Distribution which was paid on August 18, 2006, U.S. Cellular received approximately $28.6 million in cash; this amount, representing a return of capital for financial statement purposes, was recorded as a reduction in the accounting cost basis of the marketable equity securities. Also, as a result of the Share Consolidation which was effective on July 28, 2006, U.S. Cellular’s previous 10,245,370 Vodafone ADRs were consolidated into 8,964,698 Vodafone ADRs.

Pursuant to terms of the Vodafone forward contracts, the Vodafone contract collars were adjusted and substitution payments were made to reflect the Special Distribution and the Share Consolidation. After adjustment, the collars had downside limits (floor) ranging from $17.22 to $18.37 and upside potentials (ceiling) ranging from $17.22 to $19.11. In the case of one forward contract, U.S. Cellular made a dividend substitution payment in the amount of $0.2 million to the counterparty in lieu of further adjustments to the collars of such forward contract. The dividend substitution payment was recorded in Other expense, net in the Consolidated Statements of Operations.

See Note 14 — Long-term Debt and Forward Contracts for additional information related to U.S. Cellular’s forward contracts.

8.               Licenses and Goodwill

U.S. Cellular has substantial amounts of licenses and goodwill as a result of the acquisition of wireless markets. The changes in licenses and goodwill result primarily from acquisitions, divestitures and impairments.

A summary of activity in licenses and goodwill for the nine months ended September 30, 2006 and 2005 is provided below:

	September 30, 2006	September 30, 2005
	(Dollars in thousands)
Licenses
Balance, beginning of period	$1,362,263	$1,228,801
Acquisitions	5,534	133,633
Assets of Operations Held for Sale	—	(21,945)
Other (1)	79,772	—
Balance, end of period	$1,447,569	$1,340,489

(1)          Includes $80 million representing deposits made to the FCC for Barat Wireless licenses with respect to which Barat Wireless was the high bidder in Auction 66. See Note 17 — Acquisitions, Divestitures and Exchanges for more information related to Barat Wireless.

	September 30, 2006	September 30, 2005
		(As Restated)
	(Dollars in thousands)
Goodwill
Balance, beginning of period	$481,235	$454,830
Acquisitions	3,932	237
Assets of Operations Held for Sale (1)	—	(2,741)
Other	318	(10)
Balance, end of period	$485,485	$452,316

(1)          As a result of the exchange agreement entered into with ALLTEL during 2005, U.S. Cellular reclassified $2.7 million of goodwill to Assets of Operations Held for Sale as of September 30, 2005. The transaction closed in the fourth quarter of 2005.

See Note 17 — Acquisitions, Divestitures and Exchanges below for additional information related to transactions which affected licenses and goodwill.

Licenses and goodwill must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. U.S. Cellular performs the annual impairment review on licenses and goodwill during the second quarter of its fiscal year. Accordingly, the annual impairment tests for licenses and goodwill for 2006 and 2005 were performed in the second quarter of 2006 and 2005. Such impairment tests indicated that there was no impairment of licenses or goodwill in either year.

9.               Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a minority interest. These investments are accounted for using either the equity or cost method.

U.S. Cellular’s significant investments in unconsolidated entities included the following:

	September 30, 2006	September 30, 2005
Los Angeles SMSA Limited Partnership	5.5%	5.5%
Midwest Wireless Communications, L.L.C. (1)	14.2%	14.2%
North Carolina RSA 1 Partnership	50.0%	50.0%
Oklahoma City SMSA Limited Partnership	14.6%	14.6%

(1)          In addition, at September 30, 2006 and 2005, U.S. Cellular owned a 49% interest in an entity which owned an interest of approximately 2.9% in Midwest Wireless Holdings, L.L.C, the parent company of Midwest Wireless Communications, L.L.C. See Note 21 — Subsequent Events for information about the disposition of this interest.

Based primarily on data furnished to U.S. Cellular by third parties, the following summarizes the combined results of operations of U.S. Cellular’s equity method investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Results of Operations
Revenues	$1,077,000	$906,000	$3,083,000	$2,510,000
Operating expenses	740,000	627,000	2,121,000	1,741,000
Operating income	337,000	279,000	962,000	769,000
Other income, net (1)	11,000	2,000	34,000	17,000
Net Income	$348,000	$281,000	$996,000	$786,000

(1)          Includes income tax related to small corporations.

See Note 21 — Subsequent Events for additional information related to U.S. Cellular’s investment in Midwest Wireless Communications, L.L.C.

10.         Customer Lists

Customer lists acquired in connection with purchases and exchanges of wireless markets are being amortized based on average customer retention periods using the double declining balance method in the first year, switching to straight-line over the remaining estimated life. The acquisition of certain minority interests in the nine months ended September 30, 2006 and 2005 added $2.0 million and $0.6 million, respectively, to the gross balance of customer lists. Customer list amortization expense was $5.9 million and $17.6 million for the three and nine months ended September 30, 2006, respectively, and $2.4 million and $7.6 million for the three and nine months ended September 30, 2005, respectively. Amortization expense for the remainder of 2006 and for the years 2007-2011 is expected to be $5.9 million, $9.8 million, $7.2 million, $5.4 million, $3.7 million and $0.1 million, respectively.

11.         Property, Plant and Equipment

In accordance with SFAS 144, U.S. Cellular reviews its long-lived assets, including property, plant and equipment, for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. U.S. Cellular performed impairment tests of property, plant and equipment during the second quarter of 2006 and 2005. Such impairment tests indicated that there was no impairment of property, plant and equipment in either year.

12.         Revolving Credit Facility

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At September 30, 2006, outstanding borrowings and letters of credit were $150.0 million and $0.5 million, respectively, leaving $549.5 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating. U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months. At September 30, 2006, the one month LIBOR was 5.32% and the contractual spread was 60 basis points. If U.S. Cellular provides less than two days’ notice of intent to borrow, the related borrowings bear interest at the prime rate less 50 basis points (the prime rate was 8.25% at September 30, 2006). This credit facility expires in December 2009.

U.S. Cellular’s interest cost on its revolving credit facility would increase if its current credit ratings from either Standard & Poor’s Rating Services (“Standard & Poor’s”) or Moody’s Investor Service (“Moody’s”) were lowered. However, the credit facility would not cease to be available or accelerate solely as a result of a decline in U.S. Cellular’s credit rating. A downgrade in U.S. Cellular’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future. U.S. Cellular’s credit ratings as of the dates indicated are as follows:

Moody’s (Issued November 10, 2005)	Baa3	— under review for possible further downgrade
Standard & Poor’s (Issued February 13, 2007)	BBB-	— on credit watch with negative implications
Fitch Ratings (Issued November 10, 2005)	BBB+	— on ratings watch negative

U.S. Cellular’s credit rating may be changed at any time and such ratings should not be assumed to be accurate as of any future date.

The maturity dates of borrowings under U.S. Cellular’s revolving credit facility would accelerate in the event of a change in control. The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and represent certain matters at the time of each borrowing. On November 10, 2005, U.S. Cellular announced that it would restate certain financial statements which caused U.S. Cellular to be late in certain SEC filings. The restatements and late filings resulted in defaults under the revolving credit facility. However, U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios and U.S. Cellular did not fail to make any scheduled payments. U.S. Cellular received waivers from the lenders associated with the revolving credit facility, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waivers required the Form 10-K for the year ended December 31, 2005 to be filed by August 31, 2006, the Form 10-Q for the quarter ended March 31, 2006 to be filed within 30 days after the filing of the Form 10-K for the year ended December 31, 2005 and the Form 10-Q for the quarter ended June 30, 2006 to be filed within 45 days after the filing of the Form 10-Q for the quarter ended March 31, 2006. On October 6, 2006, U.S. Cellular received amended waivers from the lenders associated with the revolving credit facility which extended the date by which the financial statements of U.S. Cellular for the second quarter ended June 30, 2006 were required to be delivered to November 8, 2006. The Form 10-K for the year ended December 31, 2005 was filed on July 28, 2006, the Form 10-Q for the quarter ended March 31, 2006 was filed on August 25, 2006 and the Form 10-Q for the quarter ended June 30, 2006 was filed on October 10, 2006.

In addition, U.S. Cellular and its audit committee concluded on November 6, 2006 to restate the Consolidated Financial Statements as of and for the three years ended December 31, 2005. U.S. Cellular and its audit committee also concluded that U.S. Cellular would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the Consolidated Financial Statements and financial information included therewith. The restatement resulted in defaults under the revolving credit facility. U.S. Cellular was not in violation of any covenants that require it to maintain certain financial ratios. U.S. Cellular did not fail to make any scheduled payments under such revolving credit facility. U.S. Cellular received waivers from the lenders associated with the revolving credit facility, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatement. The waivers require the Form 10-K/A for the year ended December 31, 2005, the Forms 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006 and the Form 10-Q for the quarterly period ended September 30, 2006 to be filed by March 14, 2007.

On October 26, 2006, Standard & Poor’s Rating Services lowered its credit ratings on U.S. Cellular to BBB+ from A-. The outlook was stable. On November 7, 2006, Standard & Poor’s Rating Services lowered its credit ratings on U.S. Cellular to BBB from BBB+. The ratings were placed on credit watch with negative implications. On February 13, 2007, Standard & Poor’s Rating Services lowered its credit ratings on U.S. Cellular to BBB- from BBB.  The ratings remain on Credit Watch with negative implications. The credit ratings by Moody’s Investors Service remain Baa3 — under review for possible further downgrade. The credit ratings by Fitch remain BBB+ on ratings watch negative.

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

During the third quarter of 2006, U.S. Cellular reviewed the assumptions related to its asset retirement obligations and, as a result of the review, revised certain of those assumptions. Estimated retirement obligations for cell sites were revised to reflect higher estimated costs for removal of radio and power equipment, and estimated retirement obligations for retail stores were revised to reflect a shift to larger stores and slightly higher estimated costs for removal of fixtures. These changes are reflected in “Revision in estimated cash flows” below. The table below also summarizes other changes in asset retirement obligations during the nine months ended September 30, 2006 and 2005.

	September 30, 2006	September 30, 2005
	(Dollars in thousands)
Beginning balance	$90,224	$72,575
Additional liabilities incurred	5,922	4,701
Revisions in estimated cash flows	13,415	—
Acquisition of assets	1,237	—
Disposition of assets	(112)	(1,925)
Accretion expense	5,312	4,733
Ending balance	$115,998	$80,084

14.   Long-Term Debt and Forward Contracts

There were no significant changes in long-term debt during the three months ended September 30, 2006.

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

In addition, the late filing of this Form 10-Q and the failure to deliver such Form 10-Q to the trustees of the U.S. Cellular debt indenture on a timely basis also resulted in non-compliance under such debt indenture. However, this non-compliance did not result in an event of default or a default and U.S. Cellular believes that such non-compliance was cured upon the filing of this Form 10-Q. U.S. Cellular has failed to make and does not expect to fail to make any scheduled payment of principal or interest under such indenture.

Except as noted above, U.S. Cellular believes it was in compliance as of September 30, 2006 with all covenants and other requirements set forth in its long-term debt indenture. Such indenture does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.

Forward Contracts

U.S. Cellular has forward contracts related to its 8,964,698 Vodafone Group Plc ADRs. The Vodafone securities are pledged as collateral for the forward contracts.

See Note 7 above for a description of the Vodafone Special Distribution and Share Consolidation. Pursuant to terms of the Vodafone forward contracts, the Vodafone contract collars were adjusted and substitution payments were made to reflect the Special Distribution and the Share Consolidation. After adjustment, the collars had downside limits (floor) ranging from $17.22 to $18.37 and upside potentials (ceiling) ranging from $17.22 to $19.11. In the case of one forward contract, U.S. Cellular made a dividend substitution payment in the amount of $0.2 million to the counterparty in lieu of further adjustments to the collars of such forward contract. The dividend substitution payment was recorded in Other expense, net in the Consolidated Statements of Operations.

The $159.9 million principal amount of the forward contracts is accounted for as a loan. The collar portions of the forward contracts are accounted for as derivative instruments. Because the forward contracts mature in May 2007, the associated debt and derivative liability balances are classified as Current Liabilities. The forward contracts require quarterly interest payments at the LIBOR rate plus 50 basis points (the three-month LIBOR rate was 5.37% at September 30, 2006).

The economic hedge risk management objective of the forward contracts is to hedge the value of the Vodafone securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”). The downside limit is hedged at or above the accounting cost basis.

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

U.S. Cellular is required to comply with certain covenants under the forward contracts. On November 10, 2005, U.S. Cellular announced that it would restate certain financial statements which caused U.S. Cellular to be late in certain SEC filings. The restatements and late filings resulted in defaults under one of the forward contracts. However, U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios and U.S. Cellular did not fail to make any scheduled payments. U.S. Cellular received a waiver from the counterparty associated with the forward contracts, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waivers required the Form 10-K for the year ended December 31, 2005 to be filed by August 31, 2006, the Form 10-Q for the quarterly period ended March 31, 2006 to be filed within 30 days after the filing of the Form 10-K for the year ended December 31, 2005 and the Form 10-Q for the quarterly period ended June 30, 2006 to be filed within 45 days after the filing of the Form 10-Q for the quarterly period ended March 31, 2006. On October 6, 2006, U.S. Cellular received amended waivers from the counterparty associated with the forward contract which extended the date by which the financial statements of U.S. Cellular for the quarterly period ended June 30, 2006 were required to be delivered to November 8, 2006. The Form 10-K for the year ended December 31, 2005 was filed on July 28, 2006, the Form 10-Q for the quarterly period ended March 31, 2006 was filed on August 25, 2006 and the Form 10-Q for the quarterly period ended June 30, 2006 was filed on October 10, 2006.

In addition, U.S. Cellular and its audit committee concluded on November 6, 2006 to restate the Consolidated Financial Statements as of and for the three years ended December 31, 2005. U.S. Cellular and its audit committee also concluded that U.S. Cellular would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the Consolidated Financial Statements and financial information included therewith. The restatement resulted in defaults under certain of the forward contracts. U.S. Cellular was not in violation of any covenants that require it to maintain certain financial ratios. U.S. Cellular did not fail to make any scheduled payments under such forward contracts. U.S. Cellular received waivers from the counterparty to such forward contracts, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatement. The waivers require the Form 10-K/A for the year ended December 31, 2005, the Forms 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006 and the Form 10-Q for the quarterly period ended September 30, 2006 to be filed by March 14, 2007.

15.         Minority Interest in Subsidiaries

Under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” certain minority interests in consolidated entities with finite lives may meet the Statement’s definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement, assuming an orderly liquidation of the finite-lived entity, net of estimated liquidation costs (the “settlement value”). U.S. Cellular’s consolidated financial statements include such minority interests that meet the Statement’s definition of mandatorily redeemable financial instruments. These mandatorily redeemable minority interests represent interests held by third parties in consolidated partnerships and limited liability companies (“L.L.C.s”), where the terms of the underlying partnership or L.L.C. agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the minority interest holders and U.S. Cellular in accordance with the respective partnership and L.L.C. agreements. The termination dates of U.S. Cellular’s mandatorily redeemable minority interests range from 2042 to 2103.

The settlement value of U.S. Cellular’s mandatorily redeemable minority interests was estimated to be $172.2 million at September 30, 2006. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and L.L.C.s on September 30, 2006, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FASB Staff Position (“FSP”) No. FAS 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests”. U.S. Cellular has no current plans or intentions to liquidate any of the finite-lived partnerships or L.L.C.s prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and L.L.C.s at September 30, 2006 was $38.9 million and is included in Minority Interest in Subsidiaries in the Consolidated Balance Sheets. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of

$133.3 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and L.L.C.s. Neither the minority interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements under U.S. GAAP. The estimate of settlement value was based on certain factors and assumptions. A change in those factors and assumptions could result in a materially larger or smaller settlement amount.

16.         Common Share Repurchase Program

The Board of Directors of U.S. Cellular has authorized the repurchase of a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans. No U.S. Cellular Common Shares were repurchased in the first nine months of 2006 or 2005.

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

U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which participated in the auction of wireless spectrum designated by the Federal Communications Commission (“FCC”) as Auction 66. Barat Wireless was qualified to receive a 25% discount available to designated entities, which are small businesses that have a limited amount of assets. At the conclusion of the auction on September 18, 2006, Barat Wireless was the high bidder with respect to 17 licenses and had bid $127.1 million, net of its designated entity discount. The balance due from Barat Wireless at the conclusion of the auction for the licenses with respect to which Barat Wireless was the high bidder was approximately $47.1 million and was paid on October 18, 2006. Although the bidding in Auction 66 ended on September 18, 2006, the FCC has not yet awarded the licenses to Barat Wireless, nor is there any prescribed timeframe for the FCC to review the qualifications of Barat Wireless and award the licenses.

Barat Wireless is in the process of developing its long-term business and financing plans. As of October 31, 2006, U.S. Cellular had made capital contributions and advances to Barat Wireless and/or its general partner totaling $127.2 million. For financial reporting purposes, U.S. Cellular consolidates Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, pursuant to the guidelines of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51” (“FIN 46(R)”), as U.S. Cellular anticipates benefiting from or absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

On April 21, 2006, U.S. Cellular purchased the remaining ownership interest in a Tennessee wireless market in which it had previously owned a 16.7% interest for approximately $18.8 million in cash, subject to a working capital adjustment. This acquisition increased investments in licenses, goodwill and customer lists by $5.5 million, $3.9 million and $2.0 million, respectively.

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

Carroll Wireless is in the process of developing its long-term business and financing plans. As of September 30, 2006, U.S. Cellular had made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $129.9 million; $129.7 million of this amount is included in Licenses in the Consolidated Balance Sheets. For financial reporting purposes, U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, pursuant to the guidelines of FIN 46(R), as U.S. Cellular anticipates benefiting from or absorbing a majority of Carroll Wireless’ expected gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of $1.4 million of which $0.1 million was provided to Carroll Wireless through September 30, 2006.

In the first quarter of 2005, U.S. Cellular adjusted the gain on investments related to its sale to ALLTEL Corporation (“ALLTEL”) of certain wireless properties on November 30, 2004. The adjustment of the gain, which resulted from a working capital adjustment that was finalized in the first quarter of 2005, increased the total gain on the sale by $0.6 million to $38.6 million.

In addition, in 2005, U.S. Cellular purchased one new wireless market and certain minority interests in other wireless markets in which it already owned a controlling interest for $6.9 million in cash.

18.         Accumulated Other Comprehensive Income

The cumulative balance of unrealized gains and losses on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows:

	Nine Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$41,287	$77,573
Add (deduct):
Unrealized gains (losses) on marketable equity securities	11,768	(12,247)
Income tax (expense) benefit	(4,319)	4,502
Net change in unrealized gains (losses) on marketable equity securities in comprehensive income	7,449	(7,745)
Balance, end of period	$48,736	$69,828

Derivative Instruments
Balance, beginning of period	$2,835	$2,832
Add (deduct):
Unrealized gain (loss) on derivative instruments	—	—
Income tax (expense) benefit	—	—
Net change in unrealized gains (losses) on derivative instruments included in comprehensive income	—	—
Balance, end of period	$2,835	$2,832

Accumulated Other Comprehensive Income
Balance, beginning of period	$44,122	$80,405
Net change in marketable equity securities	7,449	(7,745)
Net change in derivative instruments	—	—
Net change in unrealized gains (losses) included in comprehensive income	7,449	(7,745)
Balance, end of period	$51,571	$72,660

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

20.         Related Party Transactions

U.S. Cellular is billed for all services it receives from TDS, pursuant to the terms of various agreements between U.S. Cellular and TDS. These billings are included in U.S. Cellular’s selling, general and administrative expenses. Some of these agreements were established at a time prior to U.S. Cellular’s initial public offering when TDS owned more than 90% of U.S. Cellular’s outstanding capital stock and may not reflect terms that would be obtainable from an unrelated third party through arm’s-length negotiations. Such billings are based on expenses specifically identified to U.S. Cellular and on allocations of common expenses. Such allocations are based on the relationship of U.S. Cellular’s assets, employees, investment in plant and expenses to the total assets, employees, investment in plant and expenses of TDS. Management believes the method used to allocate common expenses is reasonable and that all expenses and costs applicable to U.S. Cellular are reflected in the accompanying financial statements. Billings to U.S. Cellular from TDS totaled $28.2 million and $22.9 million for the three-month period ended September 30, 2006 and 2005, respectively, and $77.8 million and $64.1 million for the nine-month period ended September 30, 2006 and 2005, respectively.

21.         Subsequent Events

Midwest Wireless

As of September 30, 2006, U.S. Cellular owned approximately 14% of Midwest Wireless Communications, L.L.C., which interest was convertible into an interest of approximately 11% in Midwest Wireless Holdings, L.L.C., a privately-held wireless telecommunications company that controlled Midwest Wireless Communications. Midwest Wireless Holdings, through subsidiaries, held FCC licenses and operated certain wireless markets in southern Minnesota, northern and eastern Iowa and western Wisconsin. On November 18, 2005, ALLTEL announced that it had entered into a definitive agreement to acquire Midwest Wireless Holdings for $1.075 billion in cash, subject to certain conditions, including approval by the FCC, other governmental authorities and the members of Midwest Wireless Holdings. These conditions were satisfied and the closing of this agreement occurred on October 3, 2006. As a result, U.S. Cellular became entitled to receive approximately $106.0 million in cash in consideration with respect to its interest in Midwest Wireless Communications. Of this amount, $95.1 million was received on October 6, 2006; the remaining balance is being held in reserve and in escrow to secure true-up, indemnification and other adjustments and, subject to such adjustments, will be distributed in installments over a period of four to fifteen months following the closing. In addition as of September 30, 2006, U.S. Cellular owned 49% of an entity, accounted for under the equity method, which owned approximately 2.9% of Midwest Wireless Holdings. As a result of the closing of the transaction, this entity will receive cash in consideration for its interest in Midwest Wireless Holdings. Following that, this entity will be dissolved and U.S. Cellular will be entitled to receive approximately $11.8 million in cash, subject to the previously referenced discussion regarding adjustments and installments. The net aggregate carrying value of U.S. Cellular’s investments in Midwest Wireless Communications and Midwest Wireless Holdings was approximately $29.9 million at September 30, 2006.

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

•                  Contracts with maintenance and support services — U.S. Cellular entered into certain equipment and software contracts that included maintenance and support services. In one case, U.S. Cellular did not properly allocate expenditures between equipment purchases and maintenance and support services. In other cases, U.S. Cellular did not properly record fees for maintenance and support services over the specified term of the agreement. The restatement adjustments properly record property, plant and equipment, related depreciation expense and fees for maintenance and support services in the correct periods.

•                  Classification of Asset Retirement Obligation on the Statement of Cash Flows – The additions to property, plant and equipment and other deferred liabilities representing additional asset retirement obligations (“ARO”) should be treated as non-cash items in the statement of cash flows.  From 2004 through the second quarter of 2006, U.S. Cellular included additional ARO liabilities as a change in other assets and liabilities in cash flows from operating activities and the increase in the ARO asset balance as a capital expenditure in cash flows from investing activities resulting in an overstatement of cash flows from operating activities and an overstatement of cash flows required by investing activities.  In the restatement, adjustments were recorded in the statement of cash flows to offset the change in ARO liabilities against the ARO asset. The reduction in the change in other assets and liabilities in cash flows from operating activities and the reduction in additions to property, plant and equipment in cash flows from investing activities totaled $4.7 million in the nine months ended September 30, 2005.

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

•      Other items – In addition to the adjustments described above, U.S. Cellular recorded a number of other adjustments to correct and record revenues, expenses and equity in earnings of unconsolidated entities in the periods in which such revenues, expenses and equity in earnings of unconsolidated entities were earned or incurred. Adjustments were also made to certain balance sheet amounts.  These individual adjustments were not material.

The table below summarizes the impacts of the restatement on income before income taxes and minority interest.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Increase (decrease), dollars in thousands)
Income Before Income Taxes and Minority Interest, as previously reported	$62,536	$166,149
Forward contracts and related derivative instruments	(14,241)	9,938
Contracts with maintenance and support services	(123)	(458)
Property, plant and equipment	(1,827)	(1,750)
Other items	(1,269)	(6,109)
Total adjustment	(17,460)	1,621
Income Before Income Taxes and Minority Interest, as restated	$45,076	$167,770

The table below summarizes the net income and diluted earnings per share impacts from the restatement.

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(Increase (decrease), dollars in thousands, except per share amounts)
As previously reported	$34,620	$0.39	$92,262	$1.06
Forward contracts and related derivative instruments	(9,006)	(0.10)	6,285	0.07
Contracts with maintenance and support services	(59)	—	(231)	—
Income taxes	—	—	—	—
Property, plant and equipment	(1,127)	(0.01)	(1,075)	(0.01)
Other items	(756)	(0.01)	(3,460)	(0.05)
Total adjustment	(10,948)	(0.12)	1,519	0.01
As restated	$23,672	$0.27	$93,781	$1.07

SUMMARY OF HOLDINGS

U.S. Cellular owned, or had the right to acquire pursuant to certain agreements, interests in 241 wireless markets at September 30, 2006. A summary of the number of markets U.S. Cellular owned or had rights to acquire as of September 30, 2006 follows:

Number of Markets
Consolidated markets (1)	201
Consolidated markets acquirable pursuant to existing agreements (2)	17
Minority interests accounted for using equity method	18
Minority interests accounted for using cost method	5
Total markets to be owned after completion of pending transactions	241

(1)          Includes majority interests in 190 markets and other interests in 11 licenses acquired through Carroll Wireless, L.P. (“Carroll Wireless”). U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial reporting purposes, pursuant to the guidelines of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51 (“FIN 46(R)”), as U.S. Cellular anticipates benefiting from or absorbing a majority of Carroll Wireless’ expected gains or losses.

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

U.S. Cellular delivered solid business results for the nine months ended September 30, 2006. Operating highlights included the following:

•                  Total customers increased 8% year-over-year to 5,729,000 and average monthly service revenue per customer increased 4% to $46.92;

•                  The postpay churn rate per month was 1.5%;

•                  Additions to property, plant and equipment totaled $421.4 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores and continue the development of U.S. Cellular’s office systems. Total cell sites in service increased 11% year-over-year to 5,726; and

•                  In April 2006, U.S. Cellular completed the purchase of the remaining majority interest in the Tennessee RSA No. 3 Limited Partnership, a wireless market in which it had previously owned a 16.7% interest, for approximately $18.8 million in cash.

Service Revenues increased $293.5 million, or 14%, to $2,382.7 million in the nine months ended September 30, 2006 from $2,089.2 million in 2005. Revenues from data products and services increased 60% to $147.8 million in the nine months ended September 2006 from $92.3 million in 2005 as customers continue to use U.S. Cellular’s easyedgeSM products and offerings such as Short Messaging Service (SMS), Speedtalk SM, a push-to-talk service, and Blackberry® handsets and service.

Operating Income in the nine months ended September 30, 2006 increased $61.3 million, or 37%, to $226.3 million from $165.0 million in 2005. The increase in Operating Income reflected both higher operating revenues and a higher operating income margin (as a percent of service revenues), which was 9.5% in the nine months ended September 30, 2006 compared to 7.9% in 2005.

Investment and Other Income (Expense) totaled $(11.8) million in the nine months ended September 30, 2006 and $2.8 million in the same period of 2005.

Net Income in the nine months ended September 30, 2006 increased 34% to $125.4 million compared to $93.8 million in 2005. Basic Earnings per Share was $1.44 in 2006, which was $0.36 higher than last year and Diluted Earnings per Share was $1.42, which was $0.35 higher than last year. The increases in Net Income and Earnings per Share in 2006 compared to 2005 were primarily attributable to higher Operating Income.

Cash Flows and Investments

U.S. Cellular had cash and cash equivalents of $38.9 million and available borrowing capacity of $549.5 million under its revolving credit facility as of September 30, 2006. Also, during the nine months ended September 30, 2006, U.S. Cellular generated cash flows from operating activities of $499.6 million. U.S. Cellular believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide substantial financial flexibility and are sufficient to permit U.S. Cellular to finance its contractual obligations and anticipated capital expenditures for the foreseeable future. U.S. Cellular continues to seek to maintain a strong balance sheet and an investment grade credit rating.

U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 66. Barat Wireless was qualified to receive a 25% discount available to designated entities, which are small businesses that have a limited amount of assets. At the conclusion of the auction on September 18, 2006, Barat Wireless was the high bidder with respect to 17 licenses and had bid $127.1 million, net of its designated entity discount. The balance due from Barat Wireless at the conclusion of the auction for the licenses with respect to which Barat Wireless was the high bidder was approximately $47.1 million and was paid on October 18, 2006. Although the bidding in Auction 66 ended on September 18, 2006, the FCC has not yet awarded any of the licenses to winning bidders, nor is there any prescribed timeframe for the FCC to review the qualifications of the various winning bidders and award licenses.

Barat Wireless is in the process of developing its long-term business and financing plans. As of October 31, 2006, U.S. Cellular had made capital contributions and advances to Barat Wireless and/or its general partnertotaling $127.2 million. For financial reporting purposes, U.S. Cellular consolidates Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, pursuant to the guidelines of FIN 46(R), as U.S. Cellular anticipates benefiting from or absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

At an Extraordinary General Meeting held on July 25, 2006, shareholders of Vodafone approved a Special Distribution of £0.15 per share (£1.50 per American Depositary Receipt (“ADR”)) and a Share Consolidation under which every 8 ADRs of Vodafone were consolidated into 7 ADRs. As a result of the Special Distribution which was paid on August 18, 2006, U.S. Cellular received approximately $28.6 million in cash; this amount, representing a return of capital, was recorded as a reduction in the net carrying value of marketable equity securities in the Consolidated Balance Sheet. Also, as a result of the Share Consolidation which was effective on July 28, 2006, U.S. Cellular’s previous 10,245,370 Vodafone ADRs were consolidated into 8,964,698 Vodafone ADRs.

See “Financial Resources” and “Liquidity and Capital Resources” — for additional information related to cash flows and investments. See Note 21 — Subsequent Events of Notes to Consolidated Financial Statements included in Item 1 above for information related to cash proceeds from the sale of Midwest Wireless.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	2006	2005
As of September 30, (1a)
Total market population (2)(4)	55,543,000	44,690,000
Customers (3)	5,729,000	5,303,000
Market penetration (4)	10.3%	11.9%
Total full-time equivalent employees	7,571	7,375
Cell sites in service	5,726	5,149
For the Nine Months Ended September 30, (1b)
Net customer additions (5)	224,000	352,000
Net retail customer additions (5)	200,000	281,000
Average monthly service revenue per customer (6) (As Restated)	$46.92	$45.02
Postpay churn rate per month (7)	1.5%	1.5%
Sales and marketing cost per gross customer addition (8) (As Restated)	$467	$445

(1a)          Amounts in 2006 include information related to all markets included in U.S. Cellular’s consolidated operations as of September 30, 2006. Such markets include (i) the market acquired during April 2006, (ii) the 15 markets acquired from ALLTEL in the exchange transaction completed in December 2005 and (iii) the 11 markets granted to Carroll Wireless by the FCC in January 2006 which are incremental to U.S. Cellular’s currently owned or acquirable markets. Such markets exclude the two markets transferred to ALLTEL in the exchange transaction completed in December 2005. Amounts in 2005 include information related to all markets included in U.S. Cellular’s consolidated operations as of September 30, 2005. For further information on acquisitions, divestitures and exchanges, see “Summary of Holdings” above.

(1b)         Amounts in 2006 include results from all markets included in U.S. Cellular’s consolidated operations for the period January 1, 2006 through September 30, 2006. Such markets include (i) the market acquired during April 2006, (ii) the 15 markets acquired from ALLTEL in the exchange transaction completed in December 2005 for the period January 1 through September 30, 2006 and (iii) the 11 markets granted to Carroll Wireless by the FCC in January 2006 for the period January 6 through September 30, 2006. Such amounts exclude results from the two markets transferred to ALLTEL in the exchange transaction completed in December 2005. Amounts in 2005 include results from all markets included in U.S. Cellular’s consolidated operations for the period January 1, 2005 through September 30, 2005. For further information on acquisitions, divestitures and exchanges, see “Summary of Holdings” above.

(2)                Represents 100% of the population of the markets in which U.S. Cellular had a controlling financial interest for financial reporting purposes as of September 30 of each respective year.

(3)                U.S. Cellular’s customer base consists of the following types of customers:

	September 30,
	2006	2005
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	4,818,000	4,475,000
End user customers acquired through U.S. Cellular’s agreement with a third party (“reseller customers”) *	602,000	538,000
Total postpay customers	5,420,000	5,013,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	309,000	290,000
Total customers	5,729,000	5,303,000

*                 Pursuant to its agreement with the third party, U.S. Cellular is compensated by the third party on a postpay basis; as a result, all customers whom U.S. Cellular has acquired through this agreement are considered to be postpay customers.

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

(6)                Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per customer basis. Variances in this measurement are monitored and compared to variances in expenses on a per customer basis. Average monthly service revenue per customer is calculated as follows:

	Nine Months Ended September 30,
	2006	2005 (As Restated)
Service Revenues per Consolidated Statements of Operations	$2,382,747	$2,089,232
Divided by average customers during period (000s) *	5,642	5,156
Divided by number of months in each period	9	9
Average monthly service revenue per customer	$46.92	$45.02

*                 “Average customers during period” is calculated by adding the number of total customers, including reseller customers, at the beginning of the first month of the period and at the end of each month in the period and dividing by the number of months in the period plus one. Acquired and divested customers are included in the calculation on a prorated basis for the amount of time U.S. Cellular included such markets during each period.

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

(8)                For a discussion of the components of this calculation, see “Operating expenses — Selling, general and administrative expenses” below.

Operating Revenues increased $325.5 million, or 14%, to $2,571.0 million in 2006 from $2,245.5 million in 2005.

	Nine Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)
Retail service	$2,087,092	$1,836,279
Inbound roaming	117,895	107,842
Long-distance and other service revenues	177,760	145,111
Service Revenues	2,382,747	2,089,232
Equipment sales	188,289	156,294
	$2,571,036	$2,245,526

Service revenues increased $293.5 million, or 14%, to $2,382.7 million in 2006 from $2,089.2 million in 2005. Service revenues primarily consist of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems. The increase in service revenues was primarily due to growth in the customer base, which increased to 5,729,000 in 2006 from 5,303,000 in 2005, and higher monthly service revenue per customer, which averaged $46.92 in the first nine months of 2006 compared to $45.02 in the first nine months of 2005. See footnote 6 to the table of summarized operating data in “Results of Operations” above for the calculation of average monthly service revenue per customer.

Retail service revenues increased $250.8 million, or 14%, to $2,087.1 million in 2006 from $1,836.3 million in 2005. Growth in U.S. Cellular’s customer base and an increase in average monthly retail service revenue per customer were the primary reasons for the increase in retail service revenues. Average monthly retail service revenue per customer increased 4% to $41.10 in 2006 from $39.57 in 2005, reflecting growth in average minutes of use per customer and higher revenues from data products and services.

The number of customers increased 8% to 5,729,000 at September 30, 2006, from 5,303,000 at September 30, 2005. The increase in the average number of customers was primarily driven by the addition of approximately 349,000 net new customers that U.S. Cellular generated from its marketing (including reseller) channels over the last twelve months. U.S. Cellular anticipates that the percentage growth in its customer base will be lower in the future, primarily as a result of increased competition and higher penetration in its markets. However, as U.S. Cellular expands its operations in its recently acquired and launched markets in future years, it anticipates adding customers and revenues in those markets.

Monthly retail minutes of use per customer increased 12% to 691 in 2006 from 617 in 2005. The increase in monthly retail minutes of use was driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. The impact on retail service revenues of the increase in average monthly retail minutes of use was offset in part by a decrease in average revenue per minute of use in 2006 compared to 2005. The decrease in average revenue per minute of use reflects the effects of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans and the inclusion of features such as unlimited night and weekend minutes and unlimited incoming call minutes in certain pricing plans. Additionally, the percentage of U.S. Cellular’s customer base represented by prepaid and reseller customers, which generate less revenue per customer on average than postpay customers, increased from 15.6% at September 30, 2005 to 15.9% at September 30, 2006. U.S. Cellular has seen stabilization in its average revenue per minute of use during 2006 but does anticipate that it could decline in the future, reflecting increased competition and continued penetration of the consumer market.

Revenues from data products and services increased to $147.8 million in 2006 from $92.3 million in 2005 as U.S. Cellular continued to enhance its easyedgeSM products and introduce new offerings such as Speedtalk SM, a push-to-talk service, and Blackberry® handsets and services.

Inbound roaming revenues increased $10.1 million, or 9%, to $117.9 million in 2006 from $107.8 million in 2005. The increase in revenues was related primarily to an increase in roaming minutes of use, partially offset by a decrease in average inbound roaming revenue per roaming minute of use. The increase in inbound roaming minutes of use was driven primarily by the overall growth in the number of customers throughout the wireless industry. The decline in roaming revenue per minute of use was due primarily to the general downward trend in negotiated rates.

U.S. Cellular anticipates that inbound roaming minutes of use might continue to grow over the next few years, reflecting continuing industry-wide growth in customers, but that the rate of growth will decline due to higher penetration of the consumer wireless market. In addition, U.S. Cellular anticipates that the rate of decline in average inbound roaming revenue per roaming minute of use may be lower over the next few years, reflecting the wireless industry trend toward longer term negotiated rates.

Long-distance and other service revenues increased $32.7 million, or 22%, to $177.8 million in 2006 from $145.1 million in 2005. The increase reflected a $8.8 million increase in long-distance revenues and a $23.9 million increase in other service revenues. The increase in long-distance revenues was driven by an increase in the volume of long-distance calls billed to U.S. Cellular’s customers and to other wireless carriers whose customers used U.S. Cellular’s systems to make long-distance calls. The growth in other service revenues was primarily due to an increase of $6.5 million in tower rental revenues, driven by an increase in the number of tower space lease agreements in effect, and by an increase of $15.7 million in the amount of funds received from the federal Universal Service Fund (“USF”). In the first nine months of 2006 and 2005, U.S. Cellular was eligible to receive eligible telecommunication carrier funds in seven and five states, respectively.

Equipment sales revenues increased $32.0 million, or 20%, to $188.3 million in 2006 from $156.3 million in 2005. Equipment sales revenues include revenues from sales of handsets and related accessories to both new and existing customers, as well as revenues from sales of handsets to agents. All equipment sales revenues are recorded net of anticipated rebates.

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

The increase in equipment sales revenues in 2006 was driven by increases in both average revenue per handset sold and the number of handsets sold to customers and agents. Average revenue per handset sold increased 5% in 2006 primarily due to changes in both the mix of handsets sold and promotional discounts. The number of handsets sold increased 15% in 2006, partly due to sales of handsets to existing customers to replace non-GPS enabled handsets. The number of customers added to U.S. Cellular’s customer base through its marketing distribution channels (“gross customer additions”), which is a key driver of equipment sales revenues, increased 2% in 2006.

Operating Expenses increased $264.3 million, or 13%, to $2,344.8 million in 2006 from $2,080.5 million in 2005. The major components of operating expenses are shown in the table below.

	Nine Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)
System operations (excluding depreciation, amortization and accretion included below)	$468,980	$446,278
Cost of equipment sold	417,489	374,882
Selling, general and administrative	1,028,865	877,116
Depreciation, amortization and accretion	429,451	382,244
	$2,344,785	$2,080,520

System operations expenses (excluding depreciation,amortization and accretion) increased $22.7 million, or 5%, to $469.0 million in 2006 from $446.3 million in 2005. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. Key components of the overall increase in system operations expenses were as follows:

•                  maintenance, utility and cell site expenses increased $27.3 million, or 17%, primarily due to a 10% increase in full-time engineering employee equivalents and an 11% increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites increased to 5,726 in 2006 from 5,149 in 2005, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets by acquisitions and by launching operations in new markets;

•                  the cost of network usage on U.S. Cellular’s systems increased $13.8 million, or 8%, as total minutes used on U.S. Cellular’s systems increased 28% in 2006 compared to 2005, offset by the ongoing reduction in the per-minute cost of usage on U.S. Cellular’s network; and

•                  expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming decreased $18.4 million, or 15%, primarily due to a reduction in roaming rates negotiated with other carriers and the elimination of roaming expenses incurred in previous periods when U.S. Cellular customers traveled into markets now operated by U.S. Cellular.

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

Cost of equipment sold increased $42.6 million, or 11%, to $417.5 million in 2006 from $374.9 million in 2005. The increase was due primarily to an increase in the number of handsets sold (15%), as discussed above. The effect of the increase in the number of handsets sold was partially offset by a decrease in the average cost per handset sold (4%), which reflected changes in both the mix of handsets sold and vendor discounts.

Selling, general and administrative expenses increased $151.8 million, or 17%, to $1,028.9 million in 2006 from $877.1 million in 2005. Selling, general and administrative expenses primarily consist of salaries, commissions and other expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in 2006 is primarily due to higher expenses associated with acquiring, serving and retaining customers, primarily as a result of the 8% increase in U.S. Cellular’s customer base. Key components of the increase in selling, general and administrative expenses were as follows:

•                  a $47.3 million increase in expenses related to sales employees and agents. The increase in sales employee-related expenses was driven by an 11% increase in full-time sales employee equivalents; new employees were added primarily in the newly acquired and recently launched markets. In addition, initiatives focused on providing wireless GPS enabled handsets to customers who did not previously have such handsets contributed to higher sales employee-related and agent-related commissions;

•                  a $26.4 million increase in advertising expenses related to marketing of the U.S. Cellular brand in newly acquired and launched markets as well as increases in spending for specific direct marketing, segment marketing, product advertising and sponsorship programs;

•                  a $34.4 million increase in expenses primarily related to the operations of U.S. Cellular’s regional support offices and customer care centers, primarily due to the 8% increase in the customer base;

•                  a $18.4 million increase in bad debt expense, reflecting both higher revenues and higher bad debts experience as a percent of revenues;

•                  a $9.5 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects;

•                  an $10.4 million increase in stock-based compensation expense primarily due to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised) (“SFAS 123(R)”), “Share-Based Payment”, as of January 1, 2006; and

•                  a $5.4 million increase in expenses related to universal service fund contributions and other regulatory fees and taxes. Most of the expenses related to universal service fund contributions are offset by increases in retail service revenues for amounts passed through to customers.

Sales and marketing cost per gross customer addition increased 5% to $467 in 2006 from $445 in 2005, primarily due to increased agent-related expenses, employee-related expenses and advertising expenses, partially offset by reduced losses on sales of handsets. Management uses the sales and marketing cost per gross customer addition measurement to assess the cost of acquiring customers and the efficiency of its marketing efforts. Sales and marketing cost per gross customer addition is not calculable using financial information derived directly from the Consolidated Statements of Operations. The definition of sales and marketing cost per gross customer addition that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similarly titled measures that are reported by other companies.

Below is a summary of sales and marketing cost per gross customer addition for each period:

	Nine Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$448,315	$388,863
Cost of equipment sold to new customers (2)	297,533	283,078
Less equipment sales revenues from new customers (3)	(211,167)	(172,822)
Total costs	534,681	$499,119
Gross customer additions (000s) (4)	1,146	1,121
Sales and marketing cost per gross customer addition	$467	$445

(1)          Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:

	Nine Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)
Selling, general and administrative expenses, as reported	$1,028,865	$877,116
Less expenses related to serving and retaining customers	(580,550)	(488,253)
Selling, general and administrative expenses related to the acquisition of new customers	$448,315	$388,863

(2)          Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Cost of equipment sold as reported	$417,489	$374,882
Less cost of equipment sold related to the retention of current customers	(119,956)	(91,804)
Cost of equipment sold to new customers	$297,533	$283,078

(3)          Equipment sales revenues from new customers is reconciled to equipment sales revenues as follows:

	Nine Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)
Equipment sales revenues as reported	$188,289	$156,294
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(40,398)	(21,272)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	63,276	37,800
Equipment sales revenues from new customers	$211,167	$172,822

(4)          Gross customer additions represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing current U.S. Cellular customers (“net customer retention costs”), increased 11% to $14.25 in 2006 from $12.86 in 2005, primarily due to the increase in employee-related expenses associated with serving and retaining customers. Also, in 2006, U.S. Cellular increased spending on retention activities that are focused on providing wireless GPS enabled handsets to customers who did not previously have such handsets.

U.S. Cellular uses this monthly general and administrative expenses per customer measurement to assess the cost of serving and retaining its customers on a per unit basis. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Nine Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$1,028,865	$877,116
Less selling, general and administrative expenses related to the acquisition of new customers	(448,315)	(388,863)
Add cost of equipment sold related to the retention of current customers	119,956	91,804
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(40,398)	(21,272)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	63,276	37,800

Net cost of serving and retaining customers	$723,384	$596,585
Divided by average customers during period (000s) (2)	5,642	5,156
Divided by nine months in each period	9	9

Average monthly general and administrative expenses per customer	$14.25	$12.86

(1)          These components were previously identified in the summary of sales and marketing cost per customer addition and related footnotes above.

(2)          The calculation of “Average customers during the period” is set forth in footnote 6 of the table of summarized operating data above.

Depreciation, amortization and accretion expense increased $47.3 million, or 12%, to $429.5 million in 2006 from $382.2 million in 2005. The majority of the increase reflects higher depreciation expense of $35.2 million due to higher fixed assets; average fixed assets for the nine months ended September 30, 2006 increased 13% as compared to the same period in the prior year. The increase in fixed assets in 2006 resulted from the following factors:

•                  the addition of 577 cell sites to U.S. Cellular’s network since September 30, 2005, including both those built to improve coverage and capacity in U.S. Cellular’s existing service areas and those built in areas where U.S. Cellular has recently launched service; and

•                  the addition of radio channels and switching capacity to U.S. Cellular’s network to accommodate increased usage.

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

In 2006, depreciation expense included charges of $12.2 million related to disposals of assets, trade-ins of older assets for replacement assets and write-offs of TDMA equipment upon disposal or consignment for future sale. In 2005, depreciation expense included charges of $16.8 million related to such disposals, trade-ins and write-offs.

Operating Income

Operating income increased $61.3 million, or 37%, to $226.3 million in 2006 from $165.0 million in 2005. The operating income margin (as a percent of service revenues) was 9.5% in 2006 and 7.9% in 2005. The increases in operating income and operating income margin were due to the fact that operating revenues increased more, in both dollar and percentage terms, than operating expenses, as a result of the factors which are described in detail in Operating Revenues and Operating Expenses above.

U.S. Cellular expects the above factors to continue to have an effect on operating income and operating income margin for the next several quarters. Any changes in the above factors, as well as the effects of other factors that might impact U.S. Cellular’s operating results, could cause operating income and operating income margin to fluctuate over the next several quarters.

The following are estimates of full-year 2006 service revenues; depreciation, amortization and accretion expenses; and operating income. Such estimates are based on U.S. Cellular’s currently owned and operated markets. The following estimates were updated by U.S. Cellular on November 6, 2006 and continue to represent U.S. Cellular’s views as of the date of filing this Form 10-Q based on current facts and circumstances. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from these estimated results.

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

Investment and Other Income (Expense) totaled $(11.8) million in 2006 and $2.8 million in 2005.

Equity in earnings of unconsolidated entities increased $15.7 million, or 32%, to $64.9 million in 2006 from $49.2 million in 2005. Equity in earnings of  unconsolidated entities represents U.S. Cellular’s share of net income from the markets in which it has a minority interest and accounts for by the equity method. U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership meets certain “significance” tests pursuant to Rule 3-09 of Securities and Exchange Commission (“SEC”) Regulation S-X. This investment contributed $46.4 million and $37.8 million to equity in earnings of unconsolidated entities in 2006 and 2005, respectively.

Interest and dividend income increased $4.1 million to $11.0 million in 2006 from $6.9 million in 2005. Interest income of $3.6 million in 2006 includes amounts earned related to the settlement of a sales tax audit as well as interest earned on U.S. Cellular’s cash balances. Dividend income of $7.4 million in 2006 resulted from U.S. Cellular’s investment in Vodafone ADRs; such dividend income does not include any amount related to the Special Distribution received in August 2006. For additional information regarding the Special Distribution, see “Liquidity and Capital Resources” below.

Fair value adjustment of derivative instruments  totaled a loss of $17.4 million in 2006 and a gain of $9.9 million in 2005.  Fair value adjustment of derivative instruments reflect the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Vodafone marketable equity securities not designated as a hedge.  The changes in fair value of the embedded collars during cash flow hedge designation are recorded to other comprehensive income. When the collars were de-designated in the cash flow hedge, subsequent changes in fair value are recognized in the Consolidated Statements of Operations, along with the related income tax effects.  The accounting for the embedded collars as derivative instruments not designated in a hedging relationship results in increased volatility in the results of operations, as fluctuation in the market price of the underlying Vodafone marketable equity securities results in changes in the fair value of the embedded collars being recorded in the consolidated statement of operations.

Interest expense increased $6.9 million, or 11%, to $70.2 million in 2006 from $63.3 million in 2005. The increase in interest expense in 2006 is primarily due to an increase in average revolving credit facility balances and higher interest rates for variable rate debt including the revolving credit facility and the Vodafone forward contracts. For additional information regarding U.S. Cellular’s Revolving Credit Facility, see “Liquidity and Capital Resources — Revolving Credit Facility” below.

Income Taxes

Income tax expense increased $11.9 million, or 18%, to $77.9 million in 2006 from $66.0 million in 2005. The increase was due to higher income before income taxes and minority interest partly offset by the impact of a reduction in the overall effective tax rate. The overall effective tax rate on income before income taxes and minority interest for the nine months ended September 30, 2006 and 2005 was 36.3% and 39.3%, respectively. For further analysis and discussion of U.S. Cellular’s effective tax rates in 2006 and 2005, see Note 4 — Income Taxes of Notes to Consolidated Financial Statements included in Item 1 above.

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

Net Income

Net income increased $31.6 million, or 34%, to $125.4 million in 2006 from $93.8 million in 2005. Basic earnings per share was $1.44 in 2006 and $1.08 in 2005. Diluted earnings per share were $1.42 in 2006 and $1.07 in 2005. The increases in net income and earnings per share in 2006 compared to 2005 were attributable primarily to higher Operating Income.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Operating Revenues increased $93.4 million, or 12%, to $888.5 million during the third quarter of 2006 from $795.1 million in 2005.

	Three Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)
Retail service	$714,270	$635,111
Inbound roaming	43,806	42,654
Long-distance and other service revenues	63,744	51,240
Service Revenues	821,820	729,005
Equipment sales	66,703	66,095
	$888,523	$795,100

Retail service revenues increased $79.2 million, or 12%, to 714.3 million in the third quarter of 2006 from $635.1 million in the third quarter of 2005, primarily due to growth in U.S. Cellular’s customer base (8%) and average monthly retail service revenue per customer (4%). Revenues from data products and services increased 74% to $56.7 million in 2006 from $32.5 million in 2005. Average monthly retail service revenue per customer increased to $41.65 in 2006 from $40.22 in 2005, reflecting an increase in monthly retail minutes of use per customer, to 725 in 2006 from 639 in 2005, offset by a decrease in average revenue per minute of use.

Inbound roaming revenues increased $1.1 million, or 3%, to $43.8 million in the third quarter of 2006 from $42.7 million in the third quarter of 2005. The increase in revenues was related primarily to an increase in roaming minutes of use, partially offset by a decrease in average inbound roaming revenue per roaming minute of use.

Long-distance and other service revenues increased $12.5 million, or 24%, to $63.7 million in the third quarter of 2006 from $51.2 million in the third quarter of 2005. The increase primarily reflected a $2.4 million increase in long-distance revenues, a $2.2 million increase in rental revenues from other wireless carriers which lease space on U.S. Cellular’s towers and a $6.6 million increase in the amount of USF funds received.

Equipment sales revenues increased $0.6 million, or 1%, to $66.7 million in the third quarter of 2006 from $66.1 million in the third quarter of 2005. The increase in equipment sales revenues in 2006 was driven by an increase in the number of handsets sold to customers and agents, which was partially offset by a decrease in average revenue per handset. The number of handsets sold increased by 8% in 2006, partly due to sales of handsets to existing customers to replace non-GPS enabled handsets.

Operating Expenses increased $79.4 million, or 11%, to $811.2 million during the third quarter of 2006 from $731.8 million in 2005 for reasons generally the same as the first nine months. The major components of operating expenses are shown in the table below.

	Three Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)
System operations (excluding depreciation, amortization and accretion included below)	$165,107	$159,335
Cost of equipment sold	140,757	130,823
Selling, general and administrative	358,392	313,374
Depreciation, amortization and accretion	146,940	128,238
	$811,196	$731,770

System operations expenses (excluding depreciation, amortization and accretion) increased $5.8 million, or 4%, to $165.1 million in the third quarter of 2006 from $159.3 million in the third quarter of 2005. Cost of usage on U.S. Cellular’s systems increased $3.7 million and maintenance of cell sites increased $8.9 million. These factors were offset by a $6.8 million decline in net outbound roaming expense due to a reduction in roaming rates negotiated with other carriers.

Cost of equipment sold increased $10.0 million, or 8%, to $140.8 million in the third quarter of 2006 from $130.8 million in the third quarter of 2005. The increase was due primarily to an increase in the number of handsets sold (8%), as discussed above.

Selling, general and administrative expenses increased $45.0 million, or 14%, to $358.4 million in the third quarter of 2006 from $313.4 million in the third quarter of 2005. The increase reflects higher expenses associated with acquiring, serving and retaining customers, primarily as a result of the increase in U.S. Cellular’s customer base (8%). Key components of the increase in selling, general and administrative expenses were as follows:

•                  an $11.8 million increase in expenses related to sales employees and agents. The increase in sales employee-related expenses reflected a 5% increase in full-time sales employee equivalents; new employees were added primarily in the newly acquired and recently launched markets. In addition, increased spending for customer retention activities, including initiatives focused on providing wireless GPS enabled handsets to customers who did not previously have such handsets, contributed to higher sales employee-related and agent-related costs;

•                  a $2.7 million increase in advertising expenses related to marketing of the U.S. Cellular brand in newly acquired and launched markets as well as increases in spending for specific direct marketing, segment marketing, product advertising and sponsorship programs;

•                  a $16.9 million increase in expenses related to the operations of U.S. Cellular’s regional support offices and customer care centers, primarily due to the 8% increase in the customer base;

•                  a $9.7 million increase in bad debt expense reflecting both higher revenues and higher bad debts experience as a percent of sales; and

•                  a $3.4 million increase in stock-based compensation expense primarily due to the implementation of SFAS 123 (R) as of January 1, 2006.

Sales and marketing cost per gross customer addition increased to $496 in the third quarter of 2006 from $491 in the same period of 2005, primarily due to increased employee-related and agent-related expenses and advertising expenses, partially offset by reduced losses on sales of handsets. Below is a summary of sales and marketing cost per gross customer addition for each period.

	Three Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$154,079	$144,202
Cost of equipment sold to new customers (2)	101,409	99,119
Less equipment sales revenues from new customers (3)	(74,442)	(69,125)
Total costs	$181,046	$174,196
Gross customer additions (000s) (4)	365	355
Sales and marketing cost per gross customer addition	$496	$491

(1)          Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)
Selling, general and administrative expenses, as reported	$358,392	$313,374
Less expenses related to serving and retaining customers	(204,313)	(169,172)
Selling, general and administrative expenses related to the acquisition of new customers	$154,079	$144,202

(2)          Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Three Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Cost of equipment sold as reported	$140,757	$130,823
Less cost of equipment sold related to the retention of current customers	(39,348)	(31,704)
Cost of equipment sold to new customers	$101,409	$99,119

(3)          Equipment sales revenues from new customers is reconciled to equipment sales revenues as follows:

	Three Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)
Equipment sales revenues as reported	$66,703	$66,095
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(13,530)	(9,169)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	21,269	12,199
Equipment sales revenues from new customers	$74,442	$69,125

(4)          Gross customer additions represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), increased 14% to $14.66 in the third quarter of 2006 from $12.91 in the third quarter of 2005, primarily due to the increase in employee-related expenses associated with serving and retaining customers. Also, in the third quarter of 2006, U.S. Cellular continued to focus on retention activities related to providing GPS-enabled handsets to customers who did not previously have such handsets. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$358,392	$313,374
Less selling, general and administrative expenses related to the acquisition of new customers	(154,079)	(144,202)
Add cost of equipment sold related to the retention of current customers	39,348	31,704
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(13,530)	(9,169)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	21,269	12,199

Net cost of serving and retaining customers	$251,400	$203,906
Divided by average customers during period (000s) (2)	5,716	5,264
Divided by three months in each period	3	3

Average monthly general and administrative expenses per customer	$14.66	$12.91

(1)          These components were previously identified in the summary of sales and marketing cost per customer addition and related footnotes.

(2)          The calculation of “Average customers during the period” is set forth in footnote 6 to the table of summarized operating data above.

Depreciation, amortization and accretion expense increased $18.7 million, or 15%, to $146.9 million in the third quarter of 2006 from $128.2 million in the third quarter of 2005. The majority of the increase reflects higher fixed assets; average fixed asset balances for the third quarter of 2006 increased 13% compared to the same period in the prior year. Such increased fixed assets balances resulted, to a large degree, from the addition of 577 cell sites to U.S. Cellular’s network since September 30, 2005.

In the third quarter of 2006, depreciation expense included charges of $6.1 million related to disposals of assets, trade-ins of older assets for replacement assets and write-offs of TDMA equipment upon disposal or consignment for future sale. In the third quarter of 2005, depreciation expense included charges of $5.7 million related to such disposals, trade-ins and write-offs.

Operating Income increased $14.0 million, or 22%, to $77.3 million in the third quarter of 2006 from $63.3 million in the third quarter of 2005; operating income margin (as a percent of service revenues) totaled 9.4% in 2006 and 8.7% in 2005.

Investment and Other Income (Expense) totaled expense of $(21.4) million in the third quarter of 2006 and $(18.3) million in the third quarter of 2005.

Equity in earnings of unconsolidated entities increased $6.1 million, to $23.5 million in the third quarter of 2006 from $17.4 million in the third quarter of 2005. Equity in earnings of unconsolidated entities represents U.S. Cellular’s share of net income from the markets in which it has a minority interest and accounts for by the equity method. U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership contributed $16.0 million and $12.7 million to equity in earnings of unconsolidated entities in 2006 and 2005, respectively.

Fair value adjustment of derivative instruments totaled a loss of $21.3 million in 2006 and $14.2 million in 2005.  Fair value adjustment of derivative instruments reflect the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Vodafone marketable equity securities not designated as a hedge.  The changes in fair value of the embedded collars during cash flow hedge designation are recorded to other comprehensive income. When the collars were de-designated in the cash flow hedge, subsequent changes in fair value are recognized in the Consolidated Statements of Operations, along with the related income tax effects.  The accounting for the embedded collars as derivative instruments not designated in a hedging relationship results in increased volatility in the results of operations, as fluctuation in the market price of the underlying Vodafone marketable equity securities results in changes in the fair value of the embedded collars being recorded in the Consolidated Statements of Operations.

Interest expense increased $2.9 million, or 14%, to $24.0 million in the third quarter of 2006 from $21.1 million in the third quarter of 2005 primarily due to an increase in average revolving credit facility balances and higher interest rates for variable rate debt including the revolving credit facility and the Vodafone forward contracts.

Income Taxes

Income tax expense decreased $2.5 million to $15.5 million in the third quarter of 2006 from $18.0 million in the third quarter of 2005 primarily due to the impact of a reduction in the overall effective tax rate. For an analysis and discussion of U.S. Cellular’s effective tax rates in 2006 and 2005 see Note 4 — Income Taxes of Notes to Consolidated Financial Statements included in Item 1 above.

Net Income

Net income increased $12.2 million, or 52%, to $35.9 million in the third quarter of 2006 from $23.7 million in the third quarter of 2005. Basic earnings per share was $0.41 in 2006 and $0.27 in 2005. Diluted earnings per share was $0.41 in 2006 and $0.27 in 2005. The increases in net income and earnings per share in 2006 compared to 2005 were attributable primarily to higher Operating Income.

RECENT ACCOUNTING PRONOUNCEMENTS

The Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), in September 2006. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB 108 is effective for U.S. Cellular’s opening balance sheet in 2007. U.S. Cellular is currently evaluating the impact this Bulletin might have on its financial position or results of operations.

In September 2006, the FASB released Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Under SFAS 158, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The recognition, measurement and disclosure provisions of SFAS 158 are effective for U.S. Cellular as of December 31, 2006. However, because U.S. Cellular currently does not have any defined benefit pension or other postretirement plans, SFAS 158 will have no immediate impact on its financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is effective for U.S. Cellular’s 2008 quarterly and annual financial statements; however, earlier application is encouraged. U.S. Cellular is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

The FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes -an interpretation of FASB Statement No. 109” (“FIN 48”) in July 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). The interpretation applies to all tax positions accounted for in accordance with SFAS 109 and changes how tax positions are recognized and measured and how uncertainties related to income tax positions are disclosed. It provides guidance on recognition, derecognition and measurement of uncertain tax positions in a period subsequent to that in which a position is taken; the accounting for interest and penalties; the classification and presentation of recorded amounts; and disclosure requirements. U.S. Cellular will adopt the provisions of FIN 48 effective January 1, 2007. Under FIN 48, U.S. Cellular will evaluate the tax uncertainty, assess the probability of the ultimate settlement with the applicable taxing authority and record an amount based on that assessment. U.S. Cellular had previously set up tax accruals, as needed, to cover its potential liability for income tax uncertainties pursuant to FASB Statement No. 5 “Accounting for Contingencies”. The FASB has issued preliminary guidance regarding ultimate settlement of tax uncertainties. This guidance, in the form of a FASB Staff Position, is not yet finalized. U.S. Cellular will use the finalized guidance to determine the amount of its cumulative effect adjustment to be recorded to opening retained earnings upon adoption of FIN 48 effective January 1, 2007. U.S. Cellular is currently reviewing the requirements of FIN 48 to determine the impact on its financial position or results of operations. The primary impact of FIN 48 on U.S. Cellular’s existing tax accounting policies and practices will be the documentation of all tax positions rather than only tax positions that U.S. Cellular considers probable of incurring a loss.

FINANCIAL RESOURCES

U.S. Cellular operates a capital- and sales and marketing-intensive business. In recent years, U.S. Cellular has generated cash from its operating activities, received cash proceeds from divestitures, used its short-term credit facilities and used long-term debt financing to fund its construction costs and operating expenses. U.S. Cellular anticipates further increases in wireless customers, revenues, operating expenses, cash flows from operating activities and capital expenditures in the future. Cash flows may fluctuate from quarter to quarter due to seasonality, the timing of acquisitions, market launches and capital expenditures and other factors. The following table provides a summary of U.S. Cellular’s cash flow activities for the periods shown:

	Nine Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$499,638	$509,496
Investing activities	(494,565)	(509,691)
Financing activities	4,834	(9,798)
Net increase/(decrease) in cash and cash equivalents	$9,907	$(9,993)

Cash Flows from Operating Activities

U.S. Cellular generates substantial cash flows from operating activities. For the nine months ended September 30, 2006, cash provided by operating activities was $499.6 million compared to $509.5 million generated in the nine months ended September 30, 2005. Higher net income ($31.6 million) and adjustments to reconcile net income to cash provided by operating activities ($21.3 million), were offset by changes in assets and liabilities from operations ($62.8 million).

Adjustments to reconcile net income to cash provided by operating activities increased in the nine months ended September 30, 2006 versus the corresponding period in 2005, primarily due to an increase of $47.2 million from depreciation, amortization and accretion, an increase of $18.4 million in bad debts expense, and an increase of $27.3 million in the fair value of the derivative instruments, offset by a decrease of $78.7 million from deferred income taxes, net. The change in depreciation, amortization and accretion is due primarily to a higher average fixed assets balance: the change in bad debts expense is primarily due to both higher revenues and higher bad debts experience as a percent of revenues, and the change in fair value of the derivative instruments is due to fluctuations in the stock market price of the hedged shares. The change in deferred income taxes, net is due primarily to the utilization of federal net operating loss carryforwards during 2005.

The net decrease in cash flows due to changes in assets and liabilities from operations was attributable primarily to decreases associated with accounts receivable ($39.5 million), inventory ($5.6 million), accrued taxes ($9.6 million) and accounts payable ($5.1 million), offset by an increase associated with customer deposits and deferred revenues ($3.9 million). These changes in assets and liabilities from operations are primarily a result of timing differences.

The following table is a summary of the components of cash flows from operating activities:

	Nine Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)
Net income	$125,385	$93,781
Adjustments to reconcile net income to net cash provided by operating activities	463,218	441,870
	$588,603	$535,651
Changes in assets and liabilities from operations	(88,965)	(26,155)
	$499,638	$509,496

Cash Flows from Investing Activities

U.S. Cellular makes substantial investments each year to acquire wireless licenses and properties and to construct, operate and upgrade modern high-quality wireless communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue-enhancing and cost-reducing upgrades to U.S. Cellular’s networks. Cash flows used for investing activities were $494.6 million in the nine months ended September 30, 2006 compared to $509.7 million in the same period of 2005.

Cash used for property, plant and equipment and system development expenditures totaled $421.4 million in 2006 and $379.1 million in 2005, representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, remodel new and existing retail stores and continue the development of U.S. Cellular’s office systems. In both periods, these expenditures were financed primarily with cash flows from operating activities and borrowings under U.S. Cellular’s revolving credit facility.

Acquisitions required $98.6 million and $126.2 million in 2006 and 2005. In 2006, U.S. Cellular acquired, for approximately $18.8 million in cash, the remaining ownership interest in a wireless property in Tennessee in which U.S. Cellular previously owned a 16.7% interest. As of September 30, 2006, U.S. Cellular made capital contributions and advances in Barat Wireless, which is consolidated with U.S. Cellular for financial reporting purposes, and/or its general partner of $79.9 million to provide initial funding of Barat Wireless’s participation in the FCC’s Auction 66. On October 17, 2006, U.S. Cellular made additional capital contributions and advances of $47.3 million to Barat Wireless and/or its general partner, resulting in a total of $127.2 million of advances and contributions made to Barat Wireless and/or its general partner. In 2005, Carroll Wireless, which is consolidated with U.S. Cellular for financial reporting purposes, paid $120.9 million to the FCC to complete the payment for licenses in which it was the winning bidder in the FCC’s Auction 58. See Acquisitions, Exchanges and Divestitures in the Liquidity and Capital Resources section below for more information on these transactions.

At an Extraordinary General Meeting held on July 25, 2006, shareholders of Vodafone approved a Special Distribution of £0.15 per share (£1.50 per ADR) and a Share Consolidation under which every 8 ADRs of Vodafone were consolidated into 7 ADRs. As a result of the Special Distribution which was paid on August 18, 2006, U.S. Cellular received approximately $28.6 million in cash; this amount, representing a return of capital, was recorded as a reduction in the net carrying value of marketable equity securities in the Consolidated Balance Sheet. Also, as a result of the Share Consolidation which was effective on July 28, 2006, U.S. Cellular’s previous 10,245,370 Vodafone ADRs were consolidated into 8,964,698 Vodafone ADRs.

Cash Flows from Financing Activities

Cash flows from financing activities provided $4.8 million in the nine months ended September 30, 2006 and required $9.8 million in the same period of 2005. Cash received from short-term borrowings under U.S. Cellular’s revolving line of credit provided $390.0 million in 2006 and $350.0 million in 2005, while repayments required $375.0 million in 2006 and $380.0 million in 2005. Distributions to minority partners required $14.4 million in 2006 and $1.8 million in 2005. Proceeds from re-issuance of treasury shares in connection with employee benefits plans provided $3.9 million in 2006 and $22.2 million in 2005.

U.S. Cellular has an ongoing authorization from its Board of Directors to repurchase a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans. No U.S. Cellular Common Shares were repurchased in the nine months ended September 30, 2006 or 2005.

LIQUIDITY AND CAPITAL RESOURCES

As indicated above, U.S. Cellular generated cash flows from operating activities of $499.6 million during the nine months ended September 30, 2006 and $509.5 million during the nine months ended September 30, 2005. At September 30, 2006, U.S. Cellular had cash and cash equivalents of $38.9 million. U.S. Cellular believes that cash flows from operating activities, existing cash balances and funds available from the revolving credit facility provide substantial financial flexibility for U.S. Cellular to meet both its short- and long-term needs for the foreseeable future. In addition, U.S. Cellular may have access to public and private capital markets to help meet its long-term financing needs.

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

At an Extraordinary General Meeting held on July 25, 2006, shareholders of Vodafone approved a Special Distribution of £0.15 per share (£1.50 per ADR) and a Share Consolidation under which every 8 ADRs of Vodafone were consolidated into 7 ADRs. As a result of the Special Distribution which was paid on August 18, 2006, U.S. Cellular received approximately $28.6 million in cash; this amount, representing a return of capital, was recorded as a reduction in the net carrying value of marketable equity securities in the Consolidated Balance Sheet. Also, as a result of the Share Consolidation which was effective on July 28, 2006, U.S. Cellular’s previous 10,245,370 Vodafone ADRs were consolidated into 8,964,698 Vodafone ADRs.

Pursuant to terms of the Vodafone forward contracts, the Vodafone contract collars were adjusted and substitution payments were made to reflect the Special Distribution and the Share Consolidation. After adjustment, the collars had downside limits (floor) ranging from $17.22 to $18.37 and upside potentials (ceiling) ranging from $17.22 to $19.11. In the case of one forward contract, U.S. Cellular made a dividend substitution payment in the amount of $0.2 million to the counterparty in lieu of further adjustments to the collars of such forward contract. The dividend substitution payment was recorded in Other expense, net in the Consolidated Statements of Operations.

Revolving Credit Facility

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At September 30, 2006, outstanding notes payable and letters of credit were $150.0 million and $0.5 million, respectively, leaving $549.5 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating. U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months. At September 30, 2006, the one-month LIBOR was 5.32% and the contractual spread was 60 basis points. If U.S. Cellular provides less than two days’ notice of intent to borrow, the related borrowings bear interest at the prime rate less 50 basis points (the prime rate was 8.25% at September 30, 2006). This credit facility expires in December 2009.

U.S. Cellular’s interest cost on its revolving credit facility would increase if its current credit ratings from either Standard & Poor’s Rating Services (“Standard & Poor’s”) or Moody’s Investor Service (“Moody’s”) were lowered. However, the credit facility would not cease to be available or accelerate solely as a result of a decline in U.S. Cellular’s credit rating. A downgrade in U.S. Cellular’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future. U.S. Cellular’s credit ratings as of the dates indicated are as follows:

Moody’s (Issued November 10, 2005)	Baa3	— under review for possible further downgrade
Standard & Poor’s (Issued February 13, 2007)	BBB-	— on credit watch with negative implications
Fitch Ratings (Issued November 10, 2005)	BBB+	— on ratings watch negative

U.S. Cellular’s credit rating may be changed at any time and such ratings should not be assumed to be accurate as of any future date.

The maturity dates of borrowings under U.S. Cellular’s revolving credit facility would accelerate in the event of a change in control.

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and represent certain matters at the time of each borrowing. On November 10, 2005, U.S. Cellular announced that it would restate certain financial statements, which caused U.S. Cellular to be late in certain SEC filings. The restatements and the late filings resulted in defaults under the revolving credit facility. However, U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios and U.S. Cellular did not fail to make any scheduled payments. U.S. Cellular received waivers from the lenders associated with the revolving credit facility, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements and the late filings. The waivers required the Form 10-K for the year ended December 31, 2005 to be filed by August 31, 2006, the Form 10-Q for the quarterly period ended March 31, 2006 to be filed within 30 days after the filing of the Form 10-K for the year ended December 31, 2005 and the Form 10-Q for the quarterly period ended June 30, 2006 to be filed within 45 days after the filing of the Form 10-Q for the quarterly period ended March 31, 2006. On October 6, 2006, U.S. Cellular received amended waivers from the lenders associated with the revolving credit facility which extended the date by which the financial statements of U.S. Cellular for the quarterly period ended June 30, 2006 were required to be delivered to November 8, 2006. The Form 10-K for the year ended December 31, 2005 was filed on July 28, 2006, the Form 10-Q for the quarterly period ended March 31, 2006 was filed on August 25, 2006 and the Form 10-Q for the quarterly period ended June 30, 2006 was filed on October 10, 2006.

In addition, U.S. Cellular and its audit committee concluded on November 6, 2006 to restate the Consolidated Financial Statements as of and for the three years ended December 31, 2005. U.S. Cellular and its audit committee also concluded that U.S. Cellular would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the Consolidated Financial Statements and financial information included therewith. The restatement resulted in defaults under the revolving credit facility. U.S. Cellular was not in violation of any covenants that require it to maintain certain financial ratios. U.S. Cellular did not fail to make any scheduled payments under such revolving credit facility. U.S. Cellular received waivers from the lenders associated with the revolving credit facility, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatement. The waivers require the Form 10-K/A for the year ended December 31, 2005, the Forms 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006 and the Form 10-Q for the quarterly period ended September 30, 2006 to be filed by March 14, 2007.

On October 26, 2006, Standard & Poor’s Rating Services lowered its credit ratings on U.S. Cellular to BBB+ from A-. The outlook was stable. On November 7, 2006, Standard & Poor’s Rating Services lowered its credit ratings on U.S. Cellular to BBB from BBB+. The ratings were placed on credit watch with negative implications. On February 13, 2007, Standard & Poor’s Rating Services lowered its credit ratings on U.S. Cellular to BBB- from BBB.  The ratings remain on Credit Watch with negative implications. The credit ratings by Moody’s Investors Service remain Baa3 — under review for possible further downgrade. The credit ratings by Fitch remain BBB+ on ratings watch negative.

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

In addition, the late filing of this Form 10-Q and the failure to deliver such Form 10-Q to the trustees of the U.S. Cellular debt indenture on a timely basis resulted in non-compliance under such debt indenture. However, this non-compliance did not result in an event of default or a default and U.S. Cellular believes that such non-compliance was cured upon the filing of this Form 10-Q. U.S. Cellular has not failed to make and does not expect to fail to make any scheduled payment of principal or interest under such indenture.

Except as noted above, U.S. Cellular believes it was in compliance as of September 30, 2006 with all covenants and other requirements set forth in its long-term debt indenture. Such indenture does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.

Marketable Equity Securities and Forward Contracts

U.S. Cellular holds a substantial amount of marketable equity securities that are publicly traded and can have volatile share prices. U.S. Cellular does not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets. U.S. Cellular’s investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic cellular investments to or settlements with AirTouch Communications, Inc. (“AirTouch”), in exchange for stock of AirTouch, which was then acquired by Vodafone whereby U.S. Cellular received American Depositary Receipts representing Vodafone stock. (See Note 14 — Long-Term Debt and Forward Contracts to Consolidated Financial Statements included in Item 1 above for additional information related to U.S. Cellular’s investment in Vodafone ADRs.) U.S. Cellular’s investment in Rural Cellular Corporation (“Rural Cellular”) is the result of a consolidation of several cellular partnerships in which U.S. Cellular subsidiaries held interests into Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests.

A subsidiary of U.S. Cellular has entered into a number of forward contracts related to the marketable equity securities that it holds. The forward contracts mature in May 2007 and, at U.S. Cellular’s option, may be settled in shares of the respective security or cash. Currently, U.S. Cellular intends to settle the forward contracts by delivering shares of the respective security. U.S. Cellular has provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid by its subsidiary when due. If shares are delivered in the settlement of a forward contract, U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized on the forward contract through maturity. Deferred income taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in Net deferred income tax liability in the Consolidated Balance Sheets. As of September 30, 2006, such deferred tax liability related to current and noncurrent marketable equity securities totaled $52.7 million and $0.8 million, respectively.

The forward contracts related to the Vodafone ADRs held by U.S. Cellular mature in May 2007. Accordingly, such Vodafone ADRs are classified as Current Assets and the related forward contracts and derivative liability are classified as Current Liabilities in the Consolidated Balance Sheet at September 30, 2006.

U.S. Cellular is required to comply with certain covenants under the forward contracts. On November 10, 2005, U.S. Cellular announced that it would restate certain financial statements, which caused U.S. Cellular to be late in certain SEC filings. The restatements and late filings resulted in defaults under one of the forward contracts. However, U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios and U.S. Cellular did not fail to make any scheduled payments. U.S. Cellular received a waiver from the counterparty associated with the forward contract, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waiver required the Form 10-K for the year ended December 31, 2005 to be filed by August 31, 2006, the Form 10-Q for the quarterly period ended March 31, 2006 to be filed within 30 days after the filing of the Form 10-K for the year ended December 31, 2005 and the Form 10-Q for the quarterly period ended June 30, 2006 to be filed within 45 days after the filing of the Form 10-Q for the quarterly period ended March 31, 2006. On October 6, 2006, U.S. Cellular received an amended waiver from the counterparty associated with the forward contract which extended the date by which the financial statements of U.S. Cellular for the quarterly period ended June 30, 2006 were required to be delivered to November 8, 2006. The Form 10-K for the year ended December 31, 2005 was filed on July 28, 2006, the Form 10-Q for the quarterly period ended March 31, 2006 was filed on August 25, 2006 and the Form 10-Q for the quarterly period ended June 30, 2006 was filed on October 10, 2006.

In addition, U.S. Cellular and its audit committee concluded on November 6, 2006 to restate the Consolidated Financial Statements as of and for the three years ended December 31, 2005. U.S. Cellular and its audit committee also concluded that U.S. Cellular would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the Consolidated Financial Statements and financial information included therewith. The restatement resulted in defaults under certain of the forward contracts. U.S. Cellular was not in violation of any covenants that require it to maintain certain financial ratios. U.S. Cellular did not fail to make any scheduled payments under such forward contracts. U.S. Cellular received waivers from the counterparty to such forward contracts, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatement. The waivers require the Form 10-K/A for the year ended December 31, 2005, the Forms 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006 and the Form 10-Q for the quarterly period ended September 30, 2006 to be filed by March 14, 2007.

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

As of September 30, 2006, U.S. Cellular owned approximately 14% of Midwest Wireless Communications, L.L.C., which interest was convertible into an interest of approximately 11% in Midwest Wireless Holdings, L.L.C., a privately-held wireless telecommunications company that controlled Midwest Wireless Communications. Midwest Wireless Holdings, through subsidiaries, held FCC licenses and operated certain wireless markets in southern Minnesota, northern and eastern Iowa and western Wisconsin. On November 18, 2005, ALLTEL Corporation (“ALLTEL”) announced that it had entered into a definitive agreement to acquire Midwest Wireless Holdings for $1.075 billion in cash, subject to certain conditions, including approval by the FCC, other governmental authorities and the members of Midwest Wireless

Holdings. These conditions were satisfied and the closing of this agreement occurred on October 3, 2006. As a result, U.S. Cellular became entitled to receive approximately $106.0 million in cash in consideration with respect to its interest in Midwest Wireless Communications. Of this amount, $95.1 million was received on October 6, 2006; the remaining balance is being held in reserve and in escrow to secure true-up, indemnification and other adjustments and, subject to such adjustments, will be distributed in installments over a period of four to fifteen months following the closing. In addition, as of September 30, 2006, U.S. Cellular owned 49% of an entity, accounted for under the equity method, which owned approximately 2.9% of Midwest Wireless Holdings. As a result of the closing of the transaction, this entity will receive cash in consideration for its interest in Midwest Wireless Holdings. Following that, this entity will be dissolved and U.S. Cellular will be entitled to receive approximately $11.8 million in cash, subject to the previously referenced discussion regarding adjustments and installments. The net aggregate carrying value of U.S. Cellular’s investments in Midwest Wireless Communications and Midwest Wireless Holdings was approximately $29.9 million at September 30, 2006.

U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 66. Barat Wireless was qualified to receive a 25% discount available to designated entities, which are small businesses that have a limited amounts of assets. At the conclusion of the auction on September 18, 2006, Barat Wireless was the high bidder with respect to 17 licenses and had bid $127.1 million, net of its designated entity discount. The balance due from Barat Wireless at the conclusion of the auction for the licenses with respect to which Barat Wireless was the high bidder was approximately $47.1 million and was paid on October 18, 2006. Although the bidding in Auction 66 ended on September 18, 2006, the FCC has not yet awarded the licenses to Barat Wireless, nor is there any prescribed timeframe for the FCC to review the qualifications of Barat Wireless and award the licenses.

Barat Wireless is in the process of developing its long-term business and financing plans. As of October 31, 2006, U.S. Cellular had made capital contributions and advances to Barat Wireless and/or its general partner totaling $127.2 million. For financial reporting purposes, U.S. Cellular consolidates Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, pursuant to the guidelines of FIN 46(R), as U.S. Cellular anticipates benefiting from or absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

On April 21, 2006, U.S. Cellular completed the purchase of the remaining majority interest in the Tennessee RSA No. 3 Limited Partnership, a wireless market in which it had previously owned a 16.7% interest for approximately $18.8 million in cash, subject to a working capital adjustment. This acquisition increased investments in licenses, goodwill and customer lists by $5.5 million, $3.9 million and $2.0 million, respectively.

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

Carroll Wireless is in the process of developing its long-term business and financing plans. As of September 30, 2006, U.S. Cellular had made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $129.9 million; $129.7 million of this amount is included in Licenses in the Consolidated Balance Sheets. For financial reporting purposes, U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, pursuant to the guidelines of FIN 46(R), as U.S. Cellular anticipates absorbing a majority of Carroll Wireless’ expected gains or losses.

Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of $1.4 million of which $0.1 million was provided to Carroll Wireless through September 30, 2006.

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

Repurchase of Securities

U.S. Cellular has an ongoing authorization from its Board of Directors to repurchase a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans. No U.S. Cellular Common Shares were repurchased in the first nine months of 2006 or 2005.

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

Investments in Unconsolidated Entities. U.S. Cellular has certain variable interests in investments in which it holds a minority interest. Such investments totaled $197.8 million as of September 30, 2006 and are accounted for using either the equity or cost method. U.S. Cellular’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

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

Licenses and Goodwill

As of September 30, 2006, U.S. Cellular reported $1,447.6 million of licenses and $485.5 million of goodwill, as a result of acquisitions of interests in wireless licenses and businesses. Licenses include those won by Barat Wireless in FCC Auction 66 completed in September 2006 and by Carroll Wireless in the FCC Auction 58 completed in February 2005, as well as license rights that will be received when the 2003 AT&T Wireless exchange transaction is fully completed.

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

The fair value of an asset or reporting unit is the amount at which that asset or reporting unit could be bought or sold in a current transaction between willing parties. Therefore, quoted market prices in active markets are the best evidence of fair value and should be used when available. If quoted market prices are not available, the estimate of fair value is based on the best information available, including prices for similar assets and the use of other valuation techniques. Other valuation techniques include present value analysis, multiples of earnings or revenues or similar performance measures. The use of these techniques involves assumptions by U.S. Cellular about factors that are highly uncertain, including future cash flows, the appropriate discount rate and other inputs. Different assumptions for these inputs or different valuation methods could create materially different results.

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

Property, Plant and Equipment

U.S. Cellular provides for depreciation on its property, plant and equipment using the straight-line method over the estimated useful lives of the assets. Annually, U.S. Cellular reviews its property, plant and equipment to assess whether the estimated useful lives are appropriate. The estimated useful lives of property, plant and equipment is a critical accounting estimate because changing the lives of assets can result in larger or smaller charges for depreciation expense. Factors used in determining useful lives include technology changes, regulatory requirements, obsolescence and type of use. U.S. Cellular did not change the useful lives of its property, plant and equipment in the nine months ended September 30, 2006 or 2005.

U.S. Cellular reviews long-lived assets for impairment at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The tangible asset impairment test is a two-step process. The first step compares the carrying value of the assets with the estimated undiscounted cash flows over the remaining asset life. If the carrying value of the assets is greater than the undiscounted cash flows, then the second step of the test is performed to measure the amount of impairment loss. The second step compares the estimated fair value of the assets to the carrying value of the assets. If the estimated fair value of the assets is less than the carrying value of the assets, an impairment loss is recognized for the difference.

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

During the third quarter of 2006, U.S. Cellular reviewed the assumptions related to its asset retirement obligations and, as a result of the review, revised certain of those assumptions. Estimated retirement obligations for cell sites were revised to reflect higher estimated costs for removal of radio and power equipment, and estimated retirement obligations for retail stores were revised to reflect a shift to larger stores and slightly higher estimated costs for removal of fixtures. These changes are reflected in “Revision in estimated cash flows” below. The table below also summarizes other changes in asset retirement obligations during the nine months ended September 30, 2006 and 2005.

	September 30, 2006	September 30, 2005
	(Dollars in thousands)
Beginning balance	$90,224	$72,575
Additional liabilities incurred	5,922	4,701
Revision in estimated cash flows	13,415	—
Acquisition of assets	1,237	—
Disposition of assets	(112)	(1,925)
Accretion expense	5,312	4,733
Ending balance	$115,998	$80,084

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

U.S. Cellular’s net current deferred income tax (liability) asset totaled $(28.7) million at September 30, 2006, and $8.2 million at December 31, 2005. The net current deferred tax liability at September 30, 2006 primarily represents deferred income taxes on the current portion of marketable equity securities. The net current deferred income tax asset at December 31, 2005 primarily represents the deferred income tax effects of the allowance for doubtful accounts on customer accounts receivable.

U.S. Cellular’s noncurrent deferred income tax assets and liabilities as of September 30, 2006 and December 31, 2005 and the underlying temporary differences are as follows:

	September 30, 2006	December 31, 2005 (As Restated)
	(Dollars in thousands)
Deferred Income Tax Asset
Net operating loss carryforward	$31,199	$30,381
Derivative instruments	—	9,475
Other	20,968	10,851
	$52,167	$50,707
Less valuation allowance	(18,107)	(15,606)
Total Deferred Income Tax Asset	$34,060	$35,101

Deferred Income Tax Liability
Property, plant and equipment	$266,535	$280,789
Licenses/Intangibles	250,196	233,753
Marketable equity securities	799	62,112
Partnership investments	98,858	105,533
Total Deferred Income Tax Liability	$616,388	$682,187
Net Deferred Income Tax Liability	$582,328	$647,086

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

The deferred income tax liability related to marketable equity securities included $52.7 million classified as current and $0.8 million classified as noncurrent as of September 30, 2006. The deferred income tax liability related to marketable equity securities totaled $62.1 million, all classified as noncurrent, as of December 31, 2005. In 2006, the deferred income tax asset of $15.9 million related to derivatives was classified as current; in 2005, the deferred income tax asset of $9.5 million related to derivatives was classified as noncurrent. In 2006, a portion of the deferred income tax liability related to marketable equity securities and the deferred income tax asset related to derivatives are classified as current because certain forward contracts mature before September 2007. The foregoing amounts represent deferred income taxes calculated on the difference between the fair value and the tax basis of the marketable equity securities and derivatives. Income taxes will be payable when U.S. Cellular disposes of the marketable equity securities.

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

Stock-based Compensation

As a result of the adoption of a new accounting pronouncement effective January 1, 2006, U.S. Cellular’s accounting policy related to stock-based compensation has changed as described below and is now a critical accounting policy due to the significant assumptions and estimates involved.

As described in more detail in Notes 2 and 3 of the Notes to Consolidated Financial Statements included in Item 1 above, U.S. Cellular has established or participates in a long-term incentive plan and an employee stock purchase plan which are stock-based compensation plans. Prior to the first quarter of 2006, U.S. Cellular accounted for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations as allowed by SFAS No. 123, “Accounting for Stock Based Compensation,” (“SFAS 123”). Accordingly, prior to the first quarter of 2006, compensation cost for share-based payments was measured using the intrinsic value method as prescribed by APB 25. Under the intrinsic value method, compensation cost is measured as the amount by which the market value of the underlying equity instrument on the grant date exceeds the exercise price. Effective January 1, 2006, U.S. Cellular adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. In addition, U.S. Cellular applied the provisions of Staff Accounting Bulletin No. 107 regarding Share-Based Payments (“SAB 107”) issued by the SEC in March 2005 in its adoption of SFAS 123(R). Under the modified prospective transition method, compensation cost recognized during the nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Upon adoption of SFAS 123(R), U.S. Cellular elected to value its share-based payment transactions using a Black-Scholes valuation model. This model requires assumptions regarding a number of complex and subjective variables. The variables in the model include, but are not limited to, U.S. Cellular’s expected stock price volatility over the term of the awards, expected forfeitures, time of exercise, risk-free interest rate and expected dividends. Different assumptions could create materially different results. Under the provisions of SFAS 123(R), stock-based compensation cost recognized during the period is based on the portion of the share-based payment awards that are expected to ultimately vest.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

U.S. Cellular is billed for all services it receives from TDS, pursuant to the terms of various agreements between U.S. Cellular and TDS. These billings are included in U.S. Cellular’s selling, general and administrative expenses. Some of these agreements were established at a time prior to U.S. Cellular’s initial public offering when TDS owned more than 90% of U.S. Cellular’s outstanding capital stock and may not reflect terms that would be obtainable from an unrelated third party through arm’s-length negotiations. Such billings are based on expenses specifically identified to U.S. Cellular and on allocations of common expenses. Such allocations are based on the relationship of U.S. Cellular’s assets, employees, investment in plant and expenses to the total assets, employees, investment in plant and expenses of TDS. Management believes the method used to allocate common expenses is reasonable and that all expenses and costs applicable to U.S. Cellular are reflected in the accompanying financial statements. Billings to U.S. Cellular from TDS totaled $28.2 million and $22.9 million for the three months ended September 30, 2006 and 2005, respectively, and $77.8 million and $64.1 million for the nine months ended September 30, 2006 and 2005, respectively.

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

OTHER MATTERS

The Securities and Exchange Commission (“SEC”) Division of Corporation Finance routinely sends public companies comment letters relating to their filings with the SEC. In September 2006, U.S. Cellular received a comment letter from the staff of the SEC regarding its review of the U.S. Cellular annual report on Form 10-K for the year ended December 31, 2005 and quarterly report on Form 10-Q for the quarterly period ended March 31, 2006. The comments principally asked U.S. Cellular to provide additional information to the SEC and to make additional disclosures in its Forms 10-K and 10-Q on a prospective basis. U.S. Cellular responded to the SEC’s comment letter on October 13, 2006.  By letter dated November 15, 2006, the SEC informed U.S. Cellular that the SEC had completed its review of the aforementioned Form 10-K and related filings. The requested additional disclosures have been included in this quarterly report on Form 10-Q and in the amendments to the annual report on Form 10-K/A for the year ended December 31, 2005 and the quarterly reports on Form 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006.

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

•                  Changes in accounting standards or changes in U.S. Cellular’s accounting policies, estimates or in the assumptions underlying the accounting estimates, including those described in Application of Critical Accounting Policies and Estimates above, could have an adverse effect on U.S. Cellular’s financial condition or results of operations.

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

•                  An increase in U.S. Cellular’s debt in the future could subject U.S. Cellular to various restrictions and higher interest costs and decrease its cash flows and earnings.

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

•                  A failure to successfully remediate existing material weaknesses in internal control over financial reporting in a timely manner or the identification of additional material weaknesses in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or inadequate disclosures or fail to prevent fraud, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

•                  The restatement of financial statements by U.S. Cellular and related matters, including resulting delays in filing periodic reports with the SEC, could have an adverse effect on U.S. Cellular’s credit rating, liquidity, financing arrangements, capital resources and ability to access the capital markets, including pursuant to shelf registration statements; could adversely affect U.S. Cellular’s listing arrangements on the American Stock Exchange and/or New York Stock Exchange; and/or could have other negative consequences, any of which could have an adverse effect on the trading prices of U.S. Cellular’s publicly traded equity and/or debt and/or on U.S. Cellular’s business, financial condition or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Long-term Debt

U.S. Cellular is subject to market risks due to fluctuations in interest rates and equity markets. The majority of U.S. Cellular’s long-term debt, excluding long-term debt related to the forward contracts, is in the form of long-term, fixed-rate notes with original maturities ranging up to 30 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. The long-term debt related to the forward contracts consists of both variable-rate debt and fixed-rate zero coupon debt. The variable-rate forward contracts require quarterly interest payments that are dependent on market interest rates. Increases in interest rates will result in increased interest expense. As of September 30, 2006, U.S. Cellular had not entered into any financial derivatives to reduce its exposure to interest rate risks.

Reference is made to the disclosure under Market Risk — Long Term Debt in U.S. Cellular’s Form 10-K/A for the year ended December 31, 2005, for additional information related to required principal payments, average interest rates, and estimated fair values of long-term debt.

Marketable Equity Securities and Derivatives

A subsidiary of U.S. Cellular maintains a portfolio of available-for-sale marketable equity securities which were obtained in connection with the sale of non-strategic investments. The market value of these investments aggregated $208.5 million at September 30, 2006 and $225.4 million at December 31, 2005. U.S. Cellular’s cumulative net unrealized holding gain, net of tax, included in Accumulated other comprehensive income in the Consolidated Balance Sheets totaled $48.7 million at September 30, 2006.

A subsidiary of U.S. Cellular has a number of forward contracts related to the marketable equity securities that it holds. U.S. Cellular has provided guarantees to the counterparties which provide assurance to the counterparties that all principal and interest amounts will be paid by its subsidiary when due. The economic hedge risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”). The downside limit is hedged at or above the cost basis.

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

Deferred income taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and derivatives. The deferred income tax liability related to current and noncurrent marketable equity securities totaled $53.5 million as of September 30, 2006; of this amount, $52.7 million was classified as current and $0.8 million was classified as noncurrent. The deferred income tax liability related to marketable equity securities, totaled $62.1 million as of December 31, 2005; the entire amount was classified as noncurrent. The current deferred income tax asset related to derivatives totaled $15.9 million as of September 30, 2006; the entire amount was classified as current. At December 31, 2005, the deferred income tax asset related to derivatives totaled $9.5 million; the entire amount was classified as noncurrent.

The forward contracts related to Vodafone ADRs held by U.S. Cellular mature in May 2007. Accordingly, the Vodafone ADRs are classified as Current Assets and the related forward contracts and derivative liability are classified as Current Liabilities in the Consolidated Balance Sheet at September 30, 2006. The associated deferred income tax assets and liabilities are also classified as current at September 30, 2006.

The following table summarizes certain details related to the contracted securities as of September 30, 2006.

Collar (1)
		Downside	Upside	Loan
		Limit	Potential	Amount
Security	Shares	(Floor)	(Ceiling)	(000s)
Vodafone (2)	8,964,698	$17.22-$18.37	$17.22-$19.11	$159,856

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

The following analysis presents the hypothetical change in the fair value of marketable equity securities and derivative instruments at September 30, 2006, using the Black-Scholes model assuming hypothetical price fluctuations of plus and minus 10%, 20% and 30%. The table presents hypothetical information as required by SEC rules. Such information should not be inferred to suggest that U.S. Cellular has any intention of selling any marketable equity securities or canceling any derivative instruments.

(Dollars in millions)	Valuation of investments assuming indicated decrease			September 30, 2006	Valuation of investments assuming indicated increase
	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Marketable Equity Securities	$146.0	$166.8	$187.7	$208.5	$229.4	$250.2	$271.1
Derivative Instruments (1)	$13.0	$(0.8)	$(25.5)	$(43.2)	$(65.5)	$(85.7)	$(106.1)

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that U.S. Cellular’s disclosure controls and procedures were not effective as of September 30, 2006, at the reasonable assurance level, because of the material weaknesses described below. Notwithstanding the material weaknesses that existed as of September 30, 2006, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operation and cash flows of U.S. Cellular and its subsidiaries in conformity with accounting principles generally accepted in the United States of America.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2005, which continued to exist as of September 30, 2006:

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

•                  Forward contracts and related derivative instruments — TDS provides shared services to U.S. Cellular including assistance with accounting for forward contracts and related derivative instruments. TDS will enhance controls related to derivative instrument transactions.  TDS has engaged external financial reporting advisors to provide expertise related to forward contracts, derivative instruments and hedge accounting on an ongoing basis.  More specifically, the financial reporting advisors will provide training designed to ensure that all relevant personnel involved in derivative instrument transactions understand and apply hedge accounting in compliance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.”  Until internal personnel are trained, the financial reporting advisors will consult on any forward contracts and derivative instrument transactions.

•                  Property, plant and equipment — U.S. Cellular has begun implementation of a new fixed assets management system.  This system and supporting processes and procedures, including a cycle count program covering cell sites and switches, will improve controls related to accounting and reporting for property, plant and equipment, including controls related to disposals and transfers of decommissioned assets.

Changes in Internal Control Over Financial Reporting

There were no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect U.S. Cellular’s internal control over financial reporting. However, as discussed immediately above, management is currently taking a number of steps to address each of the material weaknesses in internal control over financial reporting and is committed to remediating them.

Solely for purposes of updating the foregoing disclosure, the following information is provided. There were certain changes to U.S. Cellular’s internal control over financial reporting subsequent to the quarter ended September 30, 2006.  These changes include the resignation of TDS’s Vice President and Assistant Controller in February 2007, and the reorganization of responsibilities as a result thereof.  Subject to such changes, U.S. Cellular believes that the foregoing disclosures continue to be correct in all material respects.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in U.S. Cellular’s Form 10-K/A for the year ended December 31, 2005, which could materially affect U.S. Cellular’s business, financial condition or future results of operations. The risks described in this Form 10-Q and the Form 10-K/A for the year ended December 31, 2005, may not be the only risks facing U.S. Cellular. Additional unidentified or unrecognized risks and uncertainties may materially adversely affect U.S. Cellular’s business, financial condition results of operations. Subject to the foregoing, U.S. Cellular has not identified for disclosure any material changes to the risk factors previously disclosed in U.S. Cellular’s Form 10-K/A for the year ended December 31, 2005, except as follows:

U.S. Cellular could be subject to sanctions, including monetary forfeitures, for failure to comply with the FCC’s E-911 handset rules.

By an order issued in 2002, the FCC’s E-911 rules required that 100 percent of all new digital handsets sold or otherwise activated by wireless carriers, including U.S. Cellular, be Global Positioning System-capable by May 30, 2004.  The FCC’s E-911 rules also required that 95 percent of all handsets in use on U.S. Cellular’s network be GPS-capable by December 31, 2005; in December 2005, U.S. Cellular filed a request for a limited waiver of the FCC’s 95 percent requirement.  Since filing its initial waiver request, U.S. Cellular voluntarily submitted two different supplements to the waiver request that reported its progress toward meeting the 95 percent requirement.  The most recent supplement reported that as of September 30, 2006, U.S. Cellular’s overall GPS-capable handset penetration was 94.48 percent.

On January 5, 2007, the FCC released orders denying the 95 percent GPS-capable handset penetration waivers of nine wireless carriers, including U.S. Cellular (“FCC Order”).  The FCC Order denying U.S. Cellular’s handset penetration waiver imposed periodic reporting obligations on U.S. Cellular with respect to its (i) progress towards achieving the 95% penetration requirement, and (ii) receipt and disposition of phase two E-911 requests from local public safety agencies.  The FCC Order also referred this matter to the FCC’s Enforcement Bureau for possible further action, which could include the assessment of a monetary forfeiture.  On January 19, 2007, as required by the FCC Order, U.S. Cellular filed a certification with the FCC confirming that its overall GPS-capable handset penetration exceeded 95 percent some time during the fourth quarter of 2006.  U.S. Cellular is currently evaluating its response to the FCC Order.  However, there is no guarantee that U.S. Cellular will not be subject to sanctions, including monetary forfeitures, for failure to comply with the FCC’s E-911 handset penetration rule.

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

U.S. CELLULAR PURCHASES OF COMMON SHARES

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 — 31, 2006	—	$—	—	164,150
August 1 — 31, 2006	—	—	—	164,150
September 1 — 30, 2006	—	—	—	164,150
Total for, or as of end of the quarter ended September 30, 2006	—	$—	—	164,150

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

ii.               The share amount originally approved was up to 1% of the number of outstanding Common Shares of U.S. Cellular not held by TDS or any affiliate thereof in any six month period. As of September 30, 2006, this would permit U.S. Cellular to acquire up to 164,150 common shares in a three-month period based on the number of unaffiliated Common Shares outstanding on such date, less the number of shares purchased within three months prior to any specific purchase.

iii.            There is no expiration date for the program.

iv.           No common share repurchase program has expired during the third quarter of 2006.

v.              U.S. Cellular has not determined to terminate the foregoing common share repurchase program prior to expiration, or to cease making further purchases thereunder, during the third quarter of 2006.

Item 4.  Submission of Matters to a Vote of Security-Holders.

At the Annual Meeting of Shareholders of U.S. Cellular, held on September 14, 2006, the following number of votes were cast for the matters indicated:

1.     Election of Directors:

a.             For the election of one Class I Director of the Company by the holders of Common Shares:

Nominee	For	Withhold	Broker Non-vote
Harry J. Harczak, Jr.	51,948,995	550,176	0

b.             For the election of two Class I Directors of the Company by the holder of Series A Common Shares:

Nominee	For	Withhold	Broker Non-vote
LeRoy T. Carlson	330,058,770	0	0
John E. Rooney	330,058,770	0	0

2.             Proposal to Ratify the Selection of PricewaterhouseCoopers LLP as Independent Public Accountants for 2006:

For	Against	Abstain	Broker Non-vote
382,199,417	352,493	6,031	0

Item 5.  Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 - Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular has borrowed $150.0 million under its Revolving Credit Facility as of September 30, 2006. The borrowings occurred throughout the first nine months of 2006. U.S. Cellular anticipates repaying such borrowings with future cash flows from operating activities or long-term debt financing. As of September 30, 2006, the notes range in maturity dates from three days to 18 days and bear interest of 5.93%. The notes can be renewed when they come due based on the London InterBank Offered Rate (“LIBOR”) plus a contractual spread; the applicable spread is 60 basis points at September 30, 2006. The notes were used primarily to fund the general obligations of U.S. Cellular as well as funding for Barat Wireless in Auction 66.

The foregoing description is qualified by reference to the description of the Revolving Credit Facility under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 9, 2004, and a copy of the Revolving Credit Facility, which is included as Exhibit 4.1 of U.S. Cellular’s Current Report on such Form 8-K dated December 9, 2004 and is incorporated by reference herein.

Item 6.  Exhibits

Exhibit 3.1 — Restated Bylaws, as amended as of December 4, 2006 effective January 1, 2007 are hereby incorporated by reference to Exhibit 99.3 to U.S. Cellular’s Form 8-K dated December 4, 2006.

Exhibit 10.0 – Supplemental Executive Retirement Plan (As Amended and Restated, Effective January 1, 2005) is hereby incorporated by reference to Exhibit 99.1 to TDS’s Current Report on Form 8-K dated November 2, 2006.

Exhibit 10.1 – Retention Agreement between TDS and Kenneth R. Meyers dated December 4, 2006, is hereby incorporated by reference to Exhibit 99.3 to TDS’s Form 8-K dated November 30, 2006.

Exhibit 10.2 – Executive Deferred Compensation Agreement – Phantom Stock Account for 2007 bonus year between John E. Rooney and U.S. Cellular dated December 13, 2006 is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular Corporation’s Current Report on Form 8-K filed on December 13, 2006.

Exhibit 10.3 – Executive Deferred Compensation Agreement – Interest Account for 2007 between John E. Rooney and U.S. Cellular dated December 13, 2006 is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular Corporation’s Current Report on Form 8-K filed on December 13, 2006.

Exhibit 11 - Statement regarding computation of per share earnings is included herein as Note 6 of Notes to Consolidated Financial Statements.

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
Kenneth R. Meyers
Chief Accounting Officer

Signature page for the U.S. Cellular 2006 Third Quarter Form 10-Q