Form 10-K
period 2006-12-31
UNITED STATES CELLULAR CORP
filed 2007-04-23
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Yes ☒                                     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                        Accelerated filer ☐                                                         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                        No ☒

As of June 30, 2006, the aggregate market value of registrant’s Common Shares held by nonaffiliates was approximately $978.9 million (based upon the closing price of the Common Shares on June 30, 2006, of $60.60, as reported by the American Stock Exchange). For purposes hereof, it was assumed that each director, executive officer and holder of 10% or more of the voting power of U.S. Cellular is an affiliate.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 28, 2007, is 54,867,197 Common Shares, $1 par value, and 33,005,877 Series A Common Shares, $1 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the registrant’s 2006 Annual Report to Shareholders filed as Exhibit 13 hereto, and of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2007 Annual Meeting of Shareholders filed as Exhibit 99.1 hereto, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Parts II and III of this report.

CROSS REFERENCE SHEET
AND
TABLE OF CONTENTS

		Page Number or Reference(1)
Part I
Item 1.	Business	2
Item 1A.	Risk Factors	29
Item 1B.	Unresolved Staff Comments	41
Item 2.	Properties	41
Item 3.	Legal Proceedings	41
Item 4.	Submission of Matters to a Vote of Security Holders	41
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	42	(2)
Item 6.	Selected Financial Data	43	(3)
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43	(4)
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	43	(5)
Item 8.	Financial Statements and Supplementary Data	43	(6)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	43
Item 9A.	Controls and Procedures	43
Item 9B.	Other Information	47
Part III
Item 10.	Directors and Executive Officers of the Registrant	48	(7)
Item 11.	Executive Compensation	48	(8)
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48	(9)
Item 13.	Certain Relationships and Related Transactions	48	(10)
Item 14.	Principal Accountant Fees and Services	48	(11)
Part IV
Item 15.	Exhibits and Financial Statement Schedules	49

(1)                                  Parenthetical references are to information incorporated by reference from Exhibit 13 hereto , which includes portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2006 (“Annual Report”) and from Exhibit 99.1 hereto, which includes portions of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2007 Annual Meeting of Shareholders (“Proxy Statement”).

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

(7)                                  Proxy Statement sections entitled “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

(8)                                  Proxy Statement section entitled “Executive and Director Compensation.”

(9)                                  Proxy Statement sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

(10)                            Proxy Statement sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions.”

(11)         Proxy Statement section entitled “Fees Paid to Principal Accountants.”

UNITED STATES CELLULAR CORPORATION

8410 WEST BRYN MAWR    ●     CHICAGO, ILLINOIS 60631

TELEPHONE (773) 399-8900

PART I

Item 1.  Business

United States Cellular Corporation (“U.S. Cellular”) provides wireless telephone service to approximately 5,815,000 customers through the operations of 201 majority-owned (“consolidated”) wireless licenses throughout the United States. Since 1985, when it began providing wireless service in Knoxville, Tennessee and Tulsa, Oklahoma, U.S. Cellular has expanded its wireless networks and customer service operations to cover six market areas in 26 states as of December 31, 2006. Through a 2003 exchange transaction and Federal Communications Commission (“FCC”) Auction 58 (as discussed below), U.S. Cellular owns, directly and indirectly, rights to wireless licenses covering territories in two additional states and has the rights to commence service in those licensed areas in the future. The wireless licenses that U.S. Cellular currently includes in its consolidated operations cover a total population of more than one million in each market, and a total population of 55.5 million overall. The contiguous Midwest and Southwest market areas cover a total population of more than 38 million, and the Mid-Atlantic market area covers a total population of more than nine million.

U.S. Cellular’s ownership interests in wireless licenses include both consolidated and investment interests in licenses covering 159 cellular metropolitan statistical areas (as designated by the U.S. Office of Management and Budget and used by the Federal Communications Commission (“FCC”) in designating metropolitan cellular market areas) or rural service areas (as used by the FCC in designating non-metropolitan statistical area cellular market areas) (“cellular licenses”) and 60 personal communications service basic trading areas (designations used by the FCC in dividing the United States into personal communications service market areas). Of those interests, U.S. Cellular owns controlling interests in 141 cellular licenses and each of the 60 personal communications service basic trading areas. As of December 31, 2006, U.S. Cellular also owned rights to acquire controlling interests in 17 additional personal communications service licenses, through an acquisition agreement with AT&T Wireless Services, Inc. (“AT&T Wireless”), now a subsidiary of Cingular Wireless LLC, which is now a subsidiary of AT&T, Inc. (formerly SBC Communications, Inc.).

U.S. Cellular manages the operations of all but two of the licenses in which it owns a controlling interest; U.S. Cellular has contracted with another wireless operator to manage the operations of these other two licensees. U.S. Cellular includes the operations of each of these two licenses in its consolidated results of operations. U.S. Cellular also manages the operations of three additional licenses in which it does not own a controlling interest, through an agreement with the controlling interest holder or holders. U.S. Cellular accounts for its interests in each of these three licenses using the equity method of accounting.

The following table summarizes the status of U.S. Cellular’s interests in wireless markets at December 31, 2006. Personal communications service markets are designated as “PCS.”

	Total	Cellular	PCS
Consolidated markets (1)	201	141	60
Consolidated markets to be acquired pursuant to existing agreements (2)	17	—	17
Minority interests accounted for using equity method (3)	12	12	—
Minority interests accounted for using cost method (4)	5	5	—
Total markets to be owned after completion of pending transactions(5)	235	158	77

(1)          U.S. Cellular owns a controlling interest in each of the 141 cellular markets and 49 personal communications service “PCS” markets it included in its consolidated markets at December 31, 2006. The remaining 11 consolidated PCS markets represent 11 licenses acquired through Carroll Wireless, L.P. (“Carroll Wireless”). U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial statement purposes, pursuant to the guidelines of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities– an interpretation of ARB No. 51 (“FIN 46(R)”), as U.S. Cellular anticipates benefiting from or absorbing a majority of Carroll Wireless’ expected gains or losses.

(2)          U.S. Cellular owns rights to acquire majority interests in 17 additional personal communications service licenses, resulting from an exchange transaction with AT&T Wireless which closed in August 2003. U.S. Cellular has up to five years from the transaction closing date to exercise its rights to acquire 21 licenses from AT&T Wireless. Four of the 21 licenses are in markets where U.S. Cellular currently owns personal communications service spectrum and, therefore, are not included in the number of consolidated markets to be acquired. Only the incremental markets are included in the number of consolidated markets to be acquired to avoid duplicate reporting of overlapping markets. The rights to acquire licenses from AT&T Wireless expire on August 1, 2008.

(3)          Represents cellular licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the equity method. U.S. Cellular’s investments in these licenses are included in Investment in unconsolidated entities in its Consolidated Balance Sheets and its proportionate share of the net income of these licenses is included in Equity in earnings of unconsolidated entities in its Consolidated Statements of Operations.

(4)          Represents cellular licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the cost method. U.S. Cellular’s investments in these licenses are included in Investment in unconsolidated entities in its Consolidated Balance Sheets.

(5)          Total markets to be owned after completion of pending transactions does not include the 17 licenses for which Barat Wireless was the successful bidder in Auction 66, which ended on September 18, 2006. The FCC has not yet awarded the licenses to Barat Wireless, nor is there any prescribed timeframe for the FCC to review the qualifications of Barat Wireless and award the licenses. See “Wireless Systems Development – FCC Auctions” below for additional information related to Barat Wireless.

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

U.S. Cellular owns interests in consolidated wireless licenses which cover a total population of 55.5 million as of December 31, 2006. U.S. Cellular also owns investment interests in wireless licenses which represent 1.5 million population equivalents as of that date. “Population equivalents” represent the population of a wireless licensed area, based on 2005 Claritas estimates, multiplied by the percentage interest that U.S. Cellular owns in an entity licensed to operate such wireless license.

U.S. Cellular believes that it is the sixth largest wireless operating company in the United States at December 31, 2006, based on internally prepared calculations of the aggregate number of customers in its consolidated markets compared to the number of customers disclosed by other wireless companies in their publicly released information. U.S. Cellular’s business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular anticipates that grouping its operations into market areas will continue to provide it with certain economies in its capital and operating costs. From time to time, U.S. Cellular has divested outright or included in exchanges for other wireless interests certain consolidated and investment interests which are considered less essential to its operating strategy.

Wireless systems in U.S. Cellular’s consolidated markets served approximately 5,815,000 customers at December 31, 2006, and contained 5,925 cell sites. The average penetration rate in U.S. Cellular’s consolidated markets, as calculated by dividing the number of U.S. Cellular customers by the total population in such markets, was 10.5% at December 31, 2006, and the number of customers who discontinued service (the “churn rate”) in these markets averaged 1.8% per month for the twelve months ended December 31, 2006.

U.S. Cellular was incorporated in Delaware in 1983. U.S. Cellular’s executive offices are located at 8410 West Bryn Mawr, Chicago, Illinois 60631. Its telephone number is 773-399-8900. The Common Shares of U.S. Cellular are listed on the American Stock Exchange under the symbol “USM.” U.S. Cellular’s 8.75% Senior Notes are listed on the New York Stock Exchange under the symbol “UZG.” U.S. Cellular’s 7.5% Senior Notes are listed on the New York Stock Exchange under the symbol “UZV.” U.S. Cellular is a majority-owned subsidiary of Telephone and Data Systems, Inc. (AMEX symbol “TDS”). As of December 31, 2006, TDS owned 80.7% of the combined total of the outstanding Common Shares and Series A Common Shares of U.S. Cellular and controlled 95.6% of the combined voting power of both classes of common stock.

Available Information

U.S. Cellular’s website is http://www.uscellular.com. Investors may access, free of charge, through the About Us / Investor Relations portion of the website, U.S. Cellular’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials U.S. Cellular files with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington D.C. 20549.  The public may obtain information on the operation of the Reference Room by calling the SEC at 1-800-732-0330.  The public may also view electronic filings of U.S. Cellular by accessing SEC filings at http://www.sec.gov.

Possible U.S. Cellular Transaction

On a Current Report on Form 8-K dated February 17, 2005, TDS disclosed that it may possibly take action at some time in the future to offer and issue TDS Special Common Shares in exchange for all of the Common Shares of U.S. Cellular which are not owned by TDS (a “Possible U.S. Cellular Transaction”).

On March 5, 2007, TDS announced that it has terminated activity with respect to a Possible U.S. Cellular Transaction.

Although TDS has terminated activity with respect to a Possible U.S. Cellular Transaction at this time, TDS reserves the right to recommence activity with respect to a Possible U.S. Cellular Transaction at any time in the future. TDS may also acquire at any time in the future the Common Shares of U.S. Cellular through open market, private purchases or otherwise, or take other action to acquire some or all of the shares of U.S. Cellular not owned by TDS, although it has no present plans to do so.

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

Wireless telephone systems divide each service area into smaller geographic areas or “cells.” Each cell is served by radio transmitters and receivers which operate on discrete radio frequencies licensed by the FCC. All of the cells in a system are connected to a computer-controlled mobile telephone switching office. Each mobile telephone switching office is connected to the landline telephone network and potentially other mobile telephone switching offices. Each conversation on a wireless phone involves a transmission over a specific set of radio frequencies from the wireless phone to a transmitter/receiver at a cell site. The transmission is forwarded from the cell site to the mobile telephone switching office and from there may be forwarded to the landline telephone network or to another wireless phone to complete the call. As the wireless telephone call moves from one cell to another, the mobile telephone switching office monitors radio signal strength and transfers the call from one cell to the next. This transfer is not noticeable to either party on the wireless telephone call.

The FCC currently grants two licenses to provide cellular telephone service in each cellular licensed area. Multiple licenses have been granted in each personal communications service licensed area, and these licensed areas overlap with cellular licensed areas. As a result, personal communications service license holders can and do compete with cellular license holders for customers. In addition, specialized mobile radio systems operators such as Sprint Nextel Corporation are providing wireless services similar to those offered by U.S. Cellular. Competition for customers also includes competing communications technologies, such as:

•                  conventional landline telephone,

•                  mobile satellite communications systems,

•                  radio paging, and

•                  high-speed wireless technologies, such as Wi-Fi and WiMAX.

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

There have been a number of technical developments in the wireless industry since its inception. Currently, while substantially all companies’ mobile telephone switching offices process information digitally, certain cellular systems utilize analog technology. Under FCC rules now in effect, the requirement to offer analog service will expire in February, 2008, provided that wireless carriers and their vendors can develop digital handsets compatible with certain types of hearing aids. During 2006, U.S. Cellular began providing hearing aid compatible handsets. All personal communications service systems utilize digital radio transmission.

Several years ago, certain digital transmission techniques were approved for implementation by the wireless industry in the United States. Time Division Multiple Access (“TDMA”) technology was selected as one industry standard by the wireless industry and has been deployed by many wireless operators, including U.S. Cellular in a substantial portion of its markets. Another digital technology, Code Division Multiple Access (“CDMA”), was deployed by U.S. Cellular in its remaining markets.

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

The main disadvantage of CDMA technology is that it is generally not used outside of the United States. A third digital technology, Global System for Mobile Communication (“GSM”), is the standard technology in Europe and most other areas outside the United States. GSM technology, which is used by certain wireless companies in the United States, has certain advantages over CDMA in that GSM phones can be used more widely outside of the United States and GSM has a larger installed worldwide customer base. Since CDMA technology is not compatible with GSM or TDMA technology, U.S. Cellular customers with CDMA-based handsets may not be able to use all of their handset features when traveling through GSM- and TDMA-based networks. Through roaming agreements with other CDMA-based wireless carriers, U.S. Cellular’s customers may access CDMA service in virtually all areas of the United States.

In 2006, U.S. Cellular and others in the wireless industry changed the type of handset identifier used to track specific handset units provided to customers. Similar to a vehicle identification number, each handset now has a 32-bit electronic serial number (ESN) “burned” into it for purposes of tracking service activation, billing, repair and fraud detection. The current supply of ESNs is dwindling and, over time, the current system will be replaced by a 56-bit mobile equipment identifier (MEID) system. Handset vendors began manufacturing 56-bit MEID handsets in 2006, and are expected to commence shipments of such handsets in 2007.

U.S. Cellular will continue to utilize TDMA technology for the next few years in markets in which such technology is in use today. This will enable U.S. Cellular to provide TDMA-based service to its customers who still choose to use TDMA-based handsets and to roamers from other wireless providers who have TDMA-based networks. Also, since the TDMA-based network equipment has analog capabilities embedded, U.S. Cellular will continue to operate its TDMA-based networks in order to meet the FCC mandate of retaining analog capability through February 2008.

U.S. Cellular continually reviews its long-term technology plans. In late 2006, U.S. Cellular introduced a limited trial of Evolution-Data Optimized (“EV-DO”) technology. This technology, which increases the speed of data transmissions on the wireless network, is being deployed by certain other wireless companies.  U.S. Cellular will continue to further evaluate investment in EV-DO technology in light of the revenue opportunities afforded by the deployment of such technology.

U.S. Cellular’s Operations.  U.S. Cellular anticipates that it will experience increases in customers served and revenues in 2007 primarily through internal growth , including growth from markets acquired or launched in 2004-2006 as these markets are more fully developed and integrated into its operations.

Expenses associated with increases in customers served and revenues will be substantial. The amount of such expenses, in combination with the gain on investments recorded in 2006, may reduce the percentage growth in operating income for 2007 on a year-over-year basis; however, U.S. Cellular anticipates that cash flows from operating activities will increase on a year-over-year basis. In addition, U.S. Cellular anticipates that the seasonality of revenue streams and operating expenses may cause U.S. Cellular’s operating income, net income and cash flows from operating activities to fluctuate from quarter to quarter.

Changes in any of several factors could impact U.S. Cellular’s operating income, net income and cash flows from operating activities, and the growth rates for such measures, over the next few years. These factors include but are not limited to:

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

•                  the growth in the use of U.S. Cellular’s easyedgesm brand and other brands of enhanced data services and products;

•                  declines in inbound roaming revenues; and

•                  continuing technological advances which may provide substitute or better wireless products/services and additional competitive alternatives to wireless service.

U.S. Cellular continues to build a larger presence in selected geographic areas throughout the United States where it can efficiently integrate and manage wireless telephone systems. Its wireless interests included six market areas as of December 31, 2006. See “U.S. Cellular’s Wireless Interests.”

Wireless Systems Development

Acquisitions, Divestitures and Exchanges.  U.S. Cellular assesses its wireless holdings on an ongoing basis in order to maximize the benefits derived from its operating markets. U.S. Cellular also reviews attractive opportunities to acquire additional operating markets and wireless spectrum. As part of this strategy, U.S. Cellular may from time-to-time be engaged in negotiations relating to the acquisition of companies, strategic properties or wireless spectrum. U.S. Cellular may participate as a bidder, or member of a bidding group, in auctions for wireless spectrum administered by the FCC. U.S. Cellular also has divested outright or included in exchanges for other wireless interests those markets that are not strategic to its long-term success and has redeployed capital to more strategically important parts of the business. As part of this strategy, U.S. Cellular may be engaged from time-to-time in negotiations relating to the disposition of other non-strategic properties.

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

FCC Auctions. From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services. The FCC is required to begin the auction of spectrum in the 700 MHz band no later than January 28, 2008. Although its participation is more likely than not, U.S. Cellular has not made a final determination as to whether it will participate in the auction. U.S. Cellular has participated in certain prior FCC auctions, as discussed below.

Auction 66.  U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 66, which concluded on September 18, 2006. At the conclusion of the auction, Barat Wireless was the high bidder with respect to 17 licenses and bid $127.1 million, net of its designated entity discount. Barat Wireless was qualified to receive a 25% discount available to “very small businesses”, which were defined as having annual gross revenues of less than $15 million. Although the bidding in Auction 66 ended on September 18, 2006, the FCC has not yet awarded the licenses to Barat Wireless, nor is there any prescribed timeframe for the FCC to review the qualifications of Barat Wireless and award the licenses.

Barat Wireless is in the process of developing its long-term business and financing plans.  As of December 31, 2006, U.S. Cellular has made capital contributions and advances to Barat Wireless and/or its general partner of $127.2 million to provide funding of Barat Wireless’ participation in Auction 66; this amount is included in Licenses on the Consolidated Balance Sheet as of December 31, 2006.  U.S. Cellular consolidates Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, for financial statement purposes, pursuant to the guidelines of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), as U.S. Cellular anticipates absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

Auction 58.  U.S. Cellular is a limited partner in Carroll Wireless L.P. (“Carroll Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 58. Carroll Wireless was qualified to bid on “closed licenses”, -or spectrum that was available only to companies included in the FCC definition of  “entrepreneurs,” which are small businesses that have a limited amount of assets and revenues. In addition, Carroll Wireless bid on “open licenses” that were not subject to this restriction.  With respect to these licenses, however, Carroll Wireless was qualified to receive a 25% discount available to “very small businesses” which were defined as having average annual gross revenues of less than $15 million. Carroll Wireless was a successful bidder for 17 licensed areas in Auction 58 which ended on February 15, 2005. These 17 licensed areas cover portions of 12 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

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

Carroll Wireless is in the process of developing its long-term business and financing plans. As of December 31, 2006, U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of $129.9 million; of this amount, $129.7 million is included in Licenses on the Consolidated Balance Sheet as of December 31, 2006. U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial statement purposes, pursuant to the guidelines of FIN 46R, as U.S. Cellular anticipates absorbing a majority of Carroll Wireless’ expected gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of up to $1.4 million, of which $0.1 million of funding has been provided to date, for Carroll Wireless and Carroll PCS.

Sales and Exchanges of Wireless Interests. In 2006, U.S. Cellular purchased the remaining interest in one wireless market in which it already owned a controlling interest for approximately $19.0 million in cash, subject to a working capital adjustment.

Prior to October 3, 2006, U.S. Cellular owned approximately 14% of Midwest Wireless Communications, L.L.C., which interest was convertible into an interest of approximately 11% in Midwest Wireless Holdings, L.L.C., a privately-held wireless telecommunications company that controlled Midwest Wireless Communications. On November 18, 2005, ALLTEL Corporation (“ALLTEL”) announced that it had entered into a definitive agreement to acquire Midwest Wireless Holdings for $1.075 billion in cash, subject to certain conditions, including approval by the FCC, other governmental authorities and the holders of Midwest Wireless Holdings. These conditions were satisfied with the closing of this agreement on October 3, 2006. As a result of the sale, U.S. Cellular became entitled to receive approximately $106.0 million in cash in consideration with respect to its interest in Midwest Wireless Communications. Of this amount, $95.1 million was received on October 6, 2006; the remaining balance was held in escrow to secure true-up, indemnification and other adjustments and, subject to such adjustments, will be distributed in installments over a period of four to fifteen months following the closing. In the fourth quarter of 2006, U.S. Cellular recorded a gain of $70.4 million related to the sale of its interest in Midwest Wireless Communications. The gain recognized during the fourth quarter of 2006 includes $4.3 million received during the first four months of 2007from the aforementioned escrow.  In addition, U.S. Cellular owns 49% of an entity which, prior to October 3, 2006, owned approximately 2.9% of Midwest Wireless Holdings; U.S. Cellular accounts for that entity by the equity method. In the fourth quarter of 2006, U.S. Cellular recorded Equity in earnings of unconsolidated entities of $6.3 million and received a cash distribution of $6.5 million related to its ownership interest in that entity; such income and cash distribution were due primarily to the sale of the entity’s interest in Midwest Wireless Holdings to ALLTEL.

License Rights Related to Exchange of Markets with AT&T Wireless.  Pursuant to a transaction with AT&T Wireless which was completed on August 1, 2003, U.S. Cellular acquired rights to 21 licenses that have not yet been assigned to U.S. Cellular. These licenses, with a recorded value of $42.0 million, are accounted for in Licenses on the Consolidated Balance Sheets. The rights to acquire licenses from AT&T Wireless expire on August 1, 2008. All asset values related to the properties acquired or pending, including license values, were determined by U.S. Cellular.

Wireless Interests and Operating Market Areas

U.S. Cellular operates its adjacent wireless systems under an organization structure in which it groups its markets into geographic market areas to offer customers large local service areas which primarily utilize U.S. Cellular’s network. Customers may make outgoing calls and receive incoming calls within each market area without special roaming arrangements. In addition to the benefits it provides to customers, U.S. Cellular’s operating strategy also has provided U.S. Cellular certain economies in its capital and operating costs. These economies are made possible through the reduction of outbound roaming costs and increased sharing of facilities, personnel and other costs, enabling U.S. Cellular to reduce its per customer cost of service. The extent to which U.S. Cellular benefits from these revenue enhancements and economies of operation is dependent on market conditions, population size of each market area and network engineering considerations.

The following section details U.S. Cellular’s wireless interests, including those it owned or had the right to acquire as of December 31, 2006. The table presented therein lists the markets that U.S. Cellular includes in its consolidated operations, grouped according to operating market area. The operating market areas represent geographic areas in which U.S. Cellular is currently focusing its development efforts. These market areas have been devised with a long-term goal of allowing delivery of wireless service to areas of economic interest. The table also lists the markets in which U.S. Cellular owns an investment interest.

For consolidated markets, the table aggregates the total population within each operating market area, regardless of U.S. Cellular’s percentage ownership, or expected percentage ownership pursuant to definitive agreements,  in the licenses included in such operating market areas. Those markets in which U.S. Cellular owns or has the rights to own less than 100% of the license show U.S. Cellular’s ownership percentage or expected ownership percentage; in all others, U.S. Cellular owns or has the rights to own 100% of the license. For licenses in which U.S. Cellular owns an investment interest, the related population equivalents are shown, defined as the total population of each licensed area multiplied by U.S. Cellular’s ownership interest in each such license.

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

U.S. CELLULAR’S WIRELESS INTERESTS

The table below sets forth certain information with respect to the interests in wireless markets which U.S. Cellular owned or had the right to acquire pursuant to definitive agreements as of December 31, 2006. Total markets owned or that U.S. Cellular had the right to acquire pursuant to definitive agreements does not include the 17 licenses for which Barat Wireless was the successful bidder in Auction 66, which ended on September 18, 2006. The FCC has not yet awarded the licenses to Barat Wireless, nor is there any prescribed timeframe for the FCC to review the qualifications of Barat Wireless and award the licenses.

Some of the territory covered by the personal communications service licenses U.S. Cellular owns overlaps with territory covered by the cellular licenses it owns. For the purpose of tracking amounts in the “2005 Total Population” column in the table below, when U.S. Cellular acquires or agrees to acquire a licensed area that overlaps a licensed area it already owns, it does not duplicate the total population for any overlapping licensed area.

	Current or
	Future
	Percentage	2005 Total
Market Area/Market	Interest (1)	Population (2)

Markets Currently Consolidated or Which Are Expected To Be Consolidated

MIDWEST MARKET AREA:
Chicago Major Trading Area/Michigan
Chicago, IL-IN-MI-OH 20MHz B Block MTA # (3) (4)
Kalamazoo, MI 20MHz A Block # (5)
Battle Creek, MI 20MHz A Block # (5)
Jackson, MI 10MHz A Block # (5)
		13,119,000

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
		8,253,000

Illinois/Indiana
Indianapolis, IN 10MHz F Block # (5)
Peoria, IL
Rockford, IL
Jo Daviess (IL 1)
Bloomington-Bedford, IN 10MHz B Block # (5)
Terre Haute, IN-IL 20MHz B Block #
Carbondale-Marion, IL 10MHz A Block/10MHz D Block # (5)
Adams (IL 4) *
Mercer (IL 3)
Miami (IN 4) *(8)	85.71
Muncie, IN 10MHz B Block # (5)
Anderson, IN 10MHz B Block # (5)

	Current or
	Future
	Percentage	2005 Total
Market Area/Market	Interest (1)	Population (2)
Lafayette, IN 10MHz B Block #
Columbus, IN 10MHz B Block # (5)
Warren (IN 5) *	33.33
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
		5,262,000

Iowa/Illinois/Nebraska/South Dakota
Des Moines, IA
Davenport, IA-IL
Sioux City, IA-NE-SD 10MHz F Block # (5)
Cedar Rapids, IA	96.76
Humboldt (IA 10)
Iowa (IA 6)
Muscatine (IA 4)
Waterloo-Cedar Falls, IA	93.03
Iowa City, IA
Hardin (IA 11)
Jackson (IA 5)
Kossuth (IA 14)
Lyon (IA 16)
Dubuque, IA	97.55
Mitchell (IA 13)
Audubon (IA 7)
Union (IA 2)
Fort Dodge, IA 10MHz D Block # (5)
Burlington, IA-IL-MO 10MHz E Block #
Clinton, IA-IL 10MHz E Block #
Davenport, IA-IL 10MHz E Block #
Des Moines, IA 10MHz D Block #
Iowa City, IA 10MHz E Block #
Ottumwa, IA 10MHz E Block #
		2,743,000

Nebraska/Iowa
Omaha, NE-IA 10 MHz A Block #
Lincoln, NE 10MHz F Block #
Boone (NE 5)
Knox (NE 3)
Keith (NE 6)

	Current or
	Future
	Percentage	2005 Total
Market Area/Market	Interest (1)	Population (2)
Hall (NE 7)
Cass (NE 10)
Adams (NE 9)
Mills (IA 1)
Chase (NE 8)
Grant (NE 4)
Cherry (NE 2)
Omaha, NE-IA 10MHz E Block # (5) (7)
		1,839,000
TOTAL MIDWEST MARKET AREA		31,216,000

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
		5,924,000

Missouri/Illinois/Kansas/Arkansas
St. Louis, MO-IL 10MHz A Block #
Springfield, MO 20MHz A Block #
St. Joseph, MO-KS 10MHz E Block #
Cape Girardeau-Sikeston, MO-IL 10MHz A Block/10MHz D Block # (5)
Moniteau (MO 11)
Columbia, MO *
Poplar Bluff, MO-AR 10MHz A Block # (5)
Stone (MO 15)
Laclede (MO 16)
Rolla, MO 10MHz A Block #
Washington (MO 13)
Callaway (MO 6) *
Sedalia, MO 10MHz C Block #
Schuyler (MO 3)
Shannon (MO 17)

	Current or
	Future
	Percentage	2005 Total
Market Area/Market	Interest (1)	Population (2)
Linn (MO 5) (3)
Jefferson City, MO 10MHz A Block #
Columbia, MO 10MHz A Block #
Harrison (MO 2) (3)
West Plains, MO-AR 10MHz C Block # (6)	90.00
		4,850,000
TOTAL SOUTHWEST MARKET AREA		10,774,000

MID-ATLANTIC MARKET AREA:
Eastern North Carolina/South Carolina
Charlotte-Gastonia, NC-SC 10 MHz C Block # (6)	90.00
Harnett (NC 10)
Hickory-Lenoir-Morganton, NC 10 MHz C Block # (6)	90.00
Rockingham (NC 7)
Northampton (NC 8)
Greenville (NC 14)
Greene (NC 13)
Hoke (NC 11)
Wilmington, NC	98.82
Chesterfield (SC 4)
Chatham (NC 6)
Sampson (NC 12)
Jacksonville, NC	97.57
Camden (NC 9)
		5,345,000

Virginia/North Carolina
Greensboro, NC 10 MHz C Block # (6)	90.00
Roanoke, VA
Giles (VA 3)
Bedford (VA 4)
Ashe (NC 3)
Charlottesville, VA	95.37
Lynchburg, VA
Staunton-Waynesboro, VA 15 MHz C Block # (6)	90.00
Danville, VA-NC 10 MHz F Block # (6)	90.00
Buckingham (VA 7)
Tazewell (VA 2) (3)
Bath (VA 5)
		2,866,000

West Virginia/Maryland/Pennsylvania
Monongalia (WV 3) *
Raleigh (WV 7) *
Grant (WV 4) *
Hagerstown, MD *
Tucker (WV 5) *
Cumberland, MD *
Bedford (PA 10) * (3)
Garrett (MD 1) *
		1,180,000
TOTAL MID-ATLANTIC MARKET AREA		9,391,000

MAINE/NEW HAMPSHIRE/VERMONT MARKET AREA:
Portland-Brunswick, ME 10MHz A Block #
Burlington, VT 10MHz D Block #
Manchester-Nashua, NH	96.66
Carroll (NH 2)
Coos (NH 1) *
Kennebec (ME 3)

	Current or
	Future
	Percentage	2005 Total
Market Area/Market	Interest (1)	Population (2)
Bangor, ME	97.57
Somerset (ME 2)
Addison (VT 2) * (3)
Lewiston-Auburn, ME	88.45
Oxford (ME 1)
Washington (ME 4) *
Rutland-Bennington, VT 10MHz D Block #
Lebanon-Claremont, NH-VT 10MHz A Block # (5)
Burlington, VT 10MHz E Block # (5) (7)
Portland-Brunswick, ME 10MHz C Block # (6) (7)	90.00
TOTAL MAINE/NEW HAMPSHIRE/ VERMONT MARKET AREA		2,839,000

NORTHWEST MARKET AREA:
Oregon/California
Coos (OR 5)
Crook (OR 6) *
Del Norte (CA 1)
Medford, OR *
Mendocino (CA 9)
Modoc (CA 2)
		1,133,000

Washington/Oregon
Yakima, WA *	87.81
Richland-Kennewick-Pasco, WA *
Pacific (WA 6) *
Umatilla (OR 3) *
Okanogan (WA 4)
Kittitas (WA 5) * (3)	98.24
Hood River (OR 2) *
Skamania (WA 7) *
		1,123,000
TOTAL NORTHWEST MARKET AREA		2,256,000

EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET AREA:
Knoxville, TN *
Asheville, NC *
Asheville-Hendersonville, NC 10MHz C Block # (6)	90.00
Henderson (NC 4) * (3)
Bledsoe (TN 7) * (3)
Hamblen (TN 4) * (3)
Macon (TN 3) *
Cleveland, TN 10MHz C Block #
Yancey (NC 2) * (3)
TOTAL EASTERN TENNESSEE/WESTERN
NORTH CAROLINA MARKET AREA		2,134,000

Other Markets:
Jefferson (NY 1) *	60.00
Franklin (NY 2) *	57.14
Total Other Markets		487,000
Total Consolidated Markets		59,097,000

Market Area/Market	2005 Total Population (2)	Current Percentage Interest (1)	Current and Acquirable Population Equivalents (9)
Investment Markets:
Los Angeles/Oxnard, CA *	17,663,000	5.50%	971,000
Oklahoma City, OK *	1,102,000	14.60	161,000
Cherokee (NC 1) *	208,000	50.00	104,000
Others (Fewer than 100,000 population equivalents each)			303,000
Total Population Equivalents in Investment Markets			1,539,000

*                          Designates wireline cellular licensed area.

#                          Designates personal communications service licensed area.

(1)                   Represents U.S. Cellular’s ownership percentage in these licensed areas as of December 31, 2006 or as of the completion of any related transactions pending as of December 31, 2006. U.S. Cellular owns or has the rights to own 100% of any licensed areas which do not indicate a percentage. The licensed areas included under the caption “Markets Currently Consolidated or Which Are Expected to Be Consolidated” represent those markets which are currently included in U.S. Cellular’s consolidated operating results, or are expected to be included in U.S. Cellular’s operating results when acquired. U.S. Cellular and its consolidated subsidiaries own rights to acquire controlling financial interests in certain licensed areas as a result of an exchange transaction with AT&T Wireless that was completed on August 1, 2003. See “Wireless Systems Development” for further information regarding these rights.

(2)                   “2005 Total Population” represents the total population of the licensed area in which U.S. Cellular owns or has rights to own an interest, based on 2005 Claritas estimates (without duplication of the population counts of any overlapping licensed areas). In personal communications service licensed areas, this amount represents the portion of the personal communications service licensed areas owned that is not already served by a cellular licensed area in which U.S. Cellular owns a controlling interest. The “2005 Total Population” of those licensed areas included in “Markets Currently Consolidated or Which Are Expected to Be Consolidated” (as defined in Note 1 above) includes rights to acquire licensed areas with a total population of 3,554,000. Excluding the population of these licensed areas to be acquired, the total population of U.S. Cellular’s licensed areas was 55,543,000 at December 31, 2006.

(3)                   These markets have been partitioned into more than one licensed area. The 2005 population, percentage ownership and number of population equivalents shown are for the licensed areas within the markets in which U.S. Cellular owns an interest.

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

(6)                   These licensed areas are held by Carroll Wireless. See discussion in “Wireless Systems Development – Auction 58” above.

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

(9)                   “Current and Acquirable Population Equivalents” are derived by multiplying the amount in the “2005 Total Population” column by the percentage interest indicated in the “Current Percentage Interest” column.

System Design and Construction.  U.S. Cellular designs and constructs its systems in a manner it believes will permit it to provide high-quality service to substantially all types of wireless telephones which are compatible with its network technology, based on market and engineering studies which relate to specific markets. Such engineering studies are performed by U.S. Cellular personnel or third party engineering firms. U.S. Cellular’s switching equipment is digital, which provides high-quality transmissions and is capable of interconnecting in a manner which minimizes costs of operation. Both analog and digital radio transmissions are made between cell sites and the wireless telephones. During 2006, over 99% of this traffic utilized digital radio transmissions. Network reliability is given careful consideration and extensive redundancy is employed in many aspects of U.S. Cellular’s network design. Route diversity, ring topology and extensive use of emergency standby power are also utilized to enhance network reliability and minimize service disruption from any particular network failure.

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

U.S. Cellular believes that currently available technologies and appropriate capital additions will allow sufficient capacity on its networks to meet anticipated demand for voice services over the next few years. High-speed data and video services may require the acquisition of additional licenses or spectrum to provide sufficient capacity in markets where U.S. Cellular offers these services.

Costs of System Construction and Financing

Construction of wireless systems is capital-intensive, requiring substantial investment for land and improvements, buildings, towers, mobile telephone switching offices, cell site equipment, microwave equipment, engineering and installation. Consistent with FCC control requirements, U.S. Cellular uses primarily its own personnel to engineer each wireless system it owns and operates, and engages contractors to construct the facilities.

The costs (exclusive of the costs to acquire licenses) to develop the systems in which U.S. Cellular owns a controlling interest have historically been financed primarily through proceeds from debt and equity offerings and, in recent years, with cash generated by operations and proceeds from the sales of wireless interests. U.S. Cellular expects to meet most of its future funding requirements with cash generated by operations and, on a temporary basis, borrowings under its revolving credit facility. U.S. Cellular also may have access to public and private capital markets to help meet its long-term financing needs. U.S. Cellular estimates its capital expenditures in 2007 will total between $600 million and $615 million.

Marketing

U.S. Cellular’s marketing plan is focused on acquiring, retaining and growing customer relationships by offering high-quality products and services—built around customer needs—at fair prices, supported by outstanding customer service. U.S. Cellular increases customer awareness through the use of traditional media such as TV, radio, newspaper and direct mail advertising, and nontraditional media such as the Internet and sponsorships. U.S. Cellular has achieved its current level of penetration of its markets through a combination of a strong brand, promotional advertising and broad distribution, and has been able to sustain a high customer retention rate based on its high-quality wireless network and outstanding customer service. U.S. Cellular supports a multi-faceted distribution program, including retail sales and service centers, independent agents and direct sales, in the vast majority of its markets, plus the Internet and telesales for customers who wish to contact U.S. Cellular through those channels. U.S. Cellular maintains a low customer churn rate (relative to several other wireless carriers) by focusing on customer satisfaction, development of processes that are more customer-friendly, extensive training of frontline sales and support associates and the implementation of retention programs. The marketing plan stresses the value of U.S. Cellular’s service offerings and incorporates combinations of rate plans, additional value-added features and services and wireless telephone equipment which are designed to meet the needs of defined customer segments and their usage patterns.

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

Direct sales consultants market wireless service to mid- and large-size business customers. Retail sales associates work out of over 390 U.S. Cellular-operated retail stores and kiosks and market wireless service primarily to the consumer and small business segments. U.S. Cellular maintains an ongoing training program to improve the effectiveness of sales consultants and retail associates by focusing their efforts on obtaining customers and maximizing the sale of appropriate packages for the customer’s expected usage and value-added services that meet customer needs.

U.S. Cellular has relationships with agents, dealers and non-Company retailers to obtain customers, and at year-end 2006 had contracts with these businesses aggregating over 1,700 locations. Agents and dealers are independent business entities who obtain customers for U.S. Cellular on a commission basis. U.S. Cellular has provided additional support and training to its exclusive agents to increase customer satisfaction for customers they serve. U.S. Cellular’s agents are generally in the business of selling wireless telephones, wireless service packages and other related products. U.S. Cellular’s dealers include major appliance dealers, car stereo companies and mass merchants including regional and national companies such as Wal-Mart and RadioShack. Additionally, in support of its overall Internet initiatives, U.S. Cellular has recruited agents who provide services exclusively through the Internet. No single agent, dealer or other non-Company retailer accounted for 10% or more of U.S. Cellular’s operating revenues during the past three years.

U.S. Cellular believes that, while strategy is set at the corporate level, day-to-day tactical operating decisions should be made close to the customer and, accordingly, it manages its operating market areas with a decentralized staff, including sales, marketing, network operations, engineering and finance personnel. U.S. Cellular currently operates five regional Customer Care Centers whose personnel are responsible for customer service and certain other functions, and two national financial services centers, whose personnel perform credit and other customer care functions.

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

U.S. Cellular continues to migrate customers in its cellular licensed areas from analog to digital service plans, and as of year-end 2006 over 99% of the minutes used were on U.S. Cellular’s digital network. Additionally, as of year-end 2006, U.S. Cellular was offering its easyedgesm brand of enhanced data services in all of its operating market areas, supporting that effort using a wide variety of media. These enhanced data services include downloading news/weather/sports information/games, ringtones and other consumer services as well as wireless modem capabilities to use with personal computers in some markets. In 2005, U.S. Cellular began offering SpeedTalkSM, its walkie-talkie service, and BlackBerry® handsets and the related services to its customers in all market areas. U.S. Cellular plans on further expansion of its easyedgesm and other enhanced services in 2007 and beyond. In November 2006, U.S. Cellular began trialing enhanced multimedia services including Digital Radio, Mobile TV and 3D Gaming over its EV-DO network in Milwaukee, Wisconsin.

The following table summarizes, by operating market area, the total population, U.S. Cellular’s customers and penetration for U.S. Cellular’s consolidated markets as of December 31, 2006.

Operating Market Areas	Population (1)	Customers	Penetration
Midwest Market Area	29,361,000	2,890,000	9.8%
Southwest Market Area	9,104,000	754,000	8.3%
Mid-Atlantic Market Area	9,391,000	933,000	9.9%
Maine/New Hampshire/Vermont Market Area	2,810,000	481,000	17.1%
Northwest Market Area	2,256,000	407,000	18.0%
Eastern Tennessee/Western North Carolina Market Area	2,134,000	219,000	10.3%
Other Markets	487,000	131,000	26.9%
	55,543,000	5,815,000	10.5%

(1)                        Represents 100% of the population of the licensed areas in which U.S. Cellular has a controlling interest, based on 2005 Claritas population estimates. “Population” in this context includes only the areas covering such markets and is only used for the purposes of calculating market penetration and is not related to “population equivalents,” as previously defined.

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

On average, the retail customers in U.S. Cellular’s consolidated markets used their wireless systems approximately 704 minutes per month and generated retail service revenue of $41.44 per month during 2006, compared to 625 minutes and $39.76 per month in 2005. Additional revenues generated by roamers using U.S. Cellular’s systems (“inbound roaming”), plus other service revenues, brought U.S. Cellular’s total average monthly service revenue per customer to $47.23 during 2006, an increase of 4.4% from $45.24 in 2005. In 2006, U.S. Cellular revamped its rate plans, bundling the most valuable features and introducing more attractive Family Plans and Small Business Plans. These new plans together with increased sales of enhanced services contributed to the increase in average retail service revenue per customer in 2006. U.S. Cellular anticipates that total service revenues will continue to grow for the foreseeable future and that both average monthly retail service revenue per customer and average monthly total service revenue per customer will increase slightly in the future.

U.S. Cellular’s main sources of revenues are from its own customers and from inbound roaming customers. The interconnectivity of wireless service enables a customer who is in a wireless service area other than the customer’s home service area (“a roamer”) to place or receive a call in that service area. U.S. Cellular has entered into roaming agreements with operators of other wireless systems covering virtually all systems with TDMA and CDMA technology in the United States, Canada and Mexico. Roaming agreements offer customers the opportunity to roam on these systems. These reciprocal agreements automatically pre-register the customers of U.S. Cellular’s systems in the other carriers’ systems. Also, a customer of a participating system roaming  in a U.S. Cellular market where this arrangement is in effect is able to make and receive calls on U.S. Cellular’s system. The charge for this service is negotiated as part of the roaming agreement between U.S. Cellular and the roaming customer’s carrier. U.S. Cellular bills this charge to the customer’s home carrier, which then bills the customer. In some instances, based on competitive factors, many carriers, including U.S. Cellular, may charge lower amounts to their customers than the amounts actually charged to the carriers by other wireless carriers for roaming.

The following table summarizes certain information about customers and market penetration in U.S. Cellular’s consolidated operations.

	Year Ended or At December 31,
	2006	2005	2004	2003	2002
Majority-owned and managed markets:
Wireless markets included in consolidated operations (1)	201	189	175	182	178
Total population of markets included in consolidated operations (000s) (2)	55,543	45,244	44,391	46,267	41,048
Customers:
at beginning of period (3)	5,482,000	4,945,000	4,409,000	4,103,000	3,461,000
net acquired (divested) during period (4)	23,000	60,000	(91,000)	(141,000)	332,000
additions during period (3)	1,535,000	1,540,000	1,557,000	1,357,000	1,244,000
disconnects during period (3)	(1,225,000)	(1,063,000)	(930,000)	(910,000)	(934,000)
at end of period (3)	5,815,000	5,482,000	4,945,000	4,409,000	4,103,000
Market penetration at end of period (5)	10.5%	12.1%	11.1%	9.5%	10.0%

(1)          Represents the number of licensed areas in which U.S. Cellular owned a controlling financial interest at the end of each year. The results of operations of these licensed areas are included in U.S. Cellular’s Consolidated Statements of Operations.

(2)          The decline in Total Population in 2004 reflects the divestitures of markets to AT&T Wireless and ALLTEL.

(3)          Represents the number of wireless customers served by U.S. Cellular in the licensed areas referred to in footnote (1). The revenues earned from services to such customers are included in the Consolidated Statements of Operations.

(4)          Represents the net number of wireless customers added to or subtracted from U.S. Cellular’s customer base during the period due to acquisitions and divestitures of wireless licenses.

(5)          Calculated by dividing the number of wireless customers at the end of the period by the total population of consolidated markets in service as estimated by Claritas.

Products and Services

Wireless Telephones and Installation.  U.S. Cellular offers a wide range of digital wireless telephones for use by its customers. U.S. Cellular’s retail and agent locations no longer offer analog handsets, but its network continues to facilitate analog traffic and its customer service and repair centers continue to provide service to users of analog handsets.  U.S. Cellular’s digital service offerings include additional features such as caller ID, short messaging services and data transmission, including camera features, downloading and wireless modem capabilities. A majority of new customers are selecting dual-mode or tri-mode wireless telephones to fully utilize these features. Certain dual-mode or tri-mode wireless telephones can be used on both analog and digital networks but, increasingly, such telephones are being manufactured with digital capability only. These dual-mode or tri-mode types of wireless telephones and associated features appeal to newer segments of the customer population, especially a younger demographic group which has become a fast-growing portion of the wireless user population. Dual-mode and tri-mode wireless telephones also enable customers to enjoy virtually seamless roaming in the United States, Canada and Mexico, regardless of their travel patterns. U.S. Cellular emphasizes these types of wireless telephones in its marketing efforts.

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

Wireless Services.  U.S. Cellular’s customers are able to choose from a variety of packaged voice and data pricing plans which are designed to fit different usage patterns and customer needs. The ability to help a customer find the right pricing plan is central to U.S. Cellular’s brand positioning. U.S. Cellular generally offers wide area and national consumer plans that can be tailored to a customer’s needs by the addition of features or feature packages. Many consumer plans enable small work groups or families to share the plan minutes, enabling the customer to get more value for their money. Business rate plans are offered to companies to meet their unique needs. Most U.S. Cellular national rate plans price all calls, regardless of where they are made or received, as local calls with no long distance or roaming charges. Additionally, U.S. Cellular offers a hybrid prepaid service plan, TalkTracker®, which includes packages of minutes for a monthly fee.

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

Effective February 14, 2005, the FCC also repealed the rule which prohibited any entity which controlled a cellular system in a rural service area from owning an interest in another cellular system in the same rural service area. Acquisition of both cellular licenses in the same rural service area are now evaluated on a case by case basis.

The FCC originally allocated a total of 140 megahertz for broadband personal communications service, 20 megahertz to unlicensed operations and 120 megahertz to licensed operations, consisting of two 30 megahertz blocks in each of 51 major trading areas and one 30 megahertz block and three 10 megahertz blocks in each of 493 basic trading areas. Certain of the 30 megahertz basic trading area frequency blocks were split into 10 and 15 megahertz segments when the original licensees, unable to pay their installment payments in full to the FCC, returned part of their assigned spectrum to the FCC and it was subsequently reauctioned. Also ten megahertz of the 20 megahertz unlicensed block was redesignated for licensed advanced wireless service uses. Subject to some conditions, the FCC also permits licensees to split their licenses and assign a portion, on either a geographic or frequency basis, or both, to a third party.

The FCC also has allocated 90 MHz of Advanced Wireless Service spectrum (AWS-1) licensed as a 20 MHz Block in each of 734 metropolitan statistical and rural service areas, a 20 MHz Block and a 10 MHz Block in each of 176 designated Economic Areas and a 20 MHz Block and two 10 MHz Blocks in each of the 12 Regional Economic Area Groupings. These licenses were auctioned in 2006 by the FCC in Auction 66. The FCC also has allocated 10 megahertz of AWS spectrum under a nationwide license which license was granted to Nextel Communications, Inc. in 2005.

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

The completion of acquisitions involving the transfer of control of a wireless system requires prior FCC approval. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the application for approval of the proposed transfer. See “Other Recent FCC Actions” below for additional wireless service licensing actions.

Licensing—Facilities.  The FCC must be notified each time an additional cell site for a cellular system is constructed which enlarges the service area of a given cellular market. The height and power of base stations in wireless systems are regulated by FCC rules, as are the types of signals emitted by these stations. The FCC also imposes a requirement that all wireless licensees register and obtain FCC registration numbers for all of their antenna towers which require prior FAA clearance. All new towers must be registered at the time of construction. All wireless towers of less than 10 meters in height, building-mounted antennas and wireless telephones must comply with radio frequency radiation guidelines. The FCC also regulates tower construction in accordance with its regulations, which carry out its responsibilities under the National Environmental Policy Act and Historic Preservation Act. In October, 2004, the FCC adopted a Nationwide Programmatic Agreement which exempts certain new towers from historic preservation review, but imposes additional notification and approval requirements on carriers with respect to state historic preservation officers and Native American tribes with an interest in the tower’s location. In addition to regulation by the FCC, wireless systems are subject to certain Federal Aviation Administration (“FAA”) regulations with respect to the siting, construction, painting and lighting of wireless transmitter towers and antennas as well as local zoning requirements. U.S. Cellular believes that its facilities are in compliance with these requirements.

Licensing—Commercial Mobile Radio Service.  Pursuant to 1993 amendments to the Communications Act, cellular, personal communications and advanced wireless services are classified as commercial mobile radio service, in that they are services offered to the public for a fee and are interconnected to the public switched telephone network. The FCC has determined that it will not require such carriers to comply with a number of statutory provisions otherwise applicable to common carriers, such as the filing of tariffs.

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

In a rulemaking proceeding concluded in July of 2004, the FCC amended its rules to add a substantial service option alternative for 30 megahertz block personal communications service licensees to the service specific construction benchmarks already available to these licensees. These rules, which took effect on February 14, 2005, give carriers greater flexibility to provide service based on the needs of individual customers and their own unique business plans.

Cellular and personal communications service licenses are granted for ten-year periods. AWS-1 spectrum licenses granted before December 31, 2009 have a fifteen-year term. The FCC has established standards for conducting comparative renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications. The FCC has (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a renewal expectancy will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and (iii) provided procedures for preventing possible abuses in the comparative renewal process. The FCC has concluded that it will award a renewal expectancy if the licensee has (i) provided “substantial” performance, which is defined as “sound, favorable and substantially above a level of mediocre service just minimally justifying renewal;” and (ii) complied with FCC rules, policies and the Communications Act. A majority of geographically licensed services, including personal communications services licensees also are afforded a similar renewal expectancy. If renewal expectancy is awarded to an existing licensee, its license is renewed and competing applications are not considered. All of U.S. Cellular’s licenses which it applied to have renewed between 1995 and 2006 have been renewed.

All of U.S. Cellular’s approximately 1,100 FCC licenses for the microwave radio stations it used to link its cell sites with each other and with its mobile telephone switching offices were required to be renewed in 2001. All of those licenses were renewed for ten-year terms. All newly obtained microwave licenses receive ten-year terms as well. Over the next few years, due to the licensing of new satellite and other services in the relevant frequency bands, it is likely that certain of U.S. Cellular’s remaining microwave facilities will need to be shifted to other frequencies. It is anticipated that those changes will be made without affecting service to customers and that the cost of such changes will not be significant.

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

In addition, by an order issued in 2002, the FCC’s E-911 rules required that 100 percent of all new digital handsets sold or otherwise activated by wireless carriers, including U.S. Cellular, be Global Positioning System-capable by May 30, 2004.  The FCC’s E-911 rules also required that 95 percent of all handsets in use on U.S. Cellular’s network be GPS-capable by December 31, 2005; in December 2005, U.S. Cellular filed a request for a limited waiver of the FCC’s 95 percent requirement.  Since filing its initial waiver request, U.S. Cellular voluntarily submitted two different supplements to the waiver request that reported its progress toward meeting the 95 percent requirement.  The most recent supplement reported that, as of September 30, 2006, U.S. Cellular’s overall GPS-capable handset penetration was 94.48 percent.

On January 5, 2007, the FCC released orders denying the 95 percent GPS-capable handset penetration waivers of nine wireless carriers, including U.S. Cellular (“FCC Order”).  The FCC Order denying U.S. Cellular’s handset penetration waiver imposed periodic reporting obligations on U.S. Cellular with respect to its (i) progress towards achieving the 95 percent penetration requirement, and (ii) receipt and disposition of phase two E-911 requests from local public safety agencies.  The FCC Order also referred this matter to the FCC’s Enforcement Bureau for possible further action, which could include the assessment of monetary forfeitures.  On January 19, 2007, as required by the FCC Order, U.S. Cellular filed a certification with the FCC confirming that its overall GPS-capable handset penetration exceeded 95 percent some time during the fourth quarter of 2006.  In addition, on February 5, 2007, U.S. Cellular submitted a Petition for Reconsideration of the FCC Order.  However, there is no guarantee that U.S. Cellular will not be subject to sanctions, including monetary forfeitures, for failure to comply with the FCC’s E-911 handset penetration rule.

Communications Assistance to Law Enforcement Act.  Under a 1994 federal law, the Communications Assistance to Law Enforcement Act (“CALEA”), all telecommunications carriers, including U.S. Cellular and other wireless licensees, have been required to implement certain equipment changes necessary to assist law enforcement authorities in achieving an enhanced ability to conduct electronic surveillance of those suspected of criminal activity. U.S. Cellular is now substantially in compliance with the requirements of such act. In May 2006, the FCC issued an order reaffirming the applicability of CALEA’s packet data requirements to wireless carriers and applying all its CALEA requirements to Voice Over Internet Protocol (“VOIP”) and broadband Internet access providers. The deadline for wireless carriers’ compliance with the packet data requirements as well as for VOIP and facilities-based broadband compliance with CALEA is May 14, 2007. U.S. Cellular is making its best efforts to comply with this deadline but its ability to do so may be affected by availability of CALEA-compliant equipment and uncertain FCC interpretations of the relevant rules.

Pending Proceedings – Reciprocal Compensation.  Since 1996, FCC rules generally have required symmetrical and reciprocal compensation, that is, payment at the same rate, for interconnecting wireless and local exchange facilities. Asymmetrical rates can be set if carrier costs justify such rates. In the absence of an order by a state public utilities commission  establishing carrier interconnection costs, rates can be set in accordance with FCC default “proxy” rates or carriers may agree not to compensate each other, a so called “bill and keep” arrangement. The states have jurisdiction over such interconnection proceedings. In February 2005, the FCC adopted an order finding that state “wireless termination tariffs,” which certain local wireline carriers had sought to impose in the absence of interconnection agreements with wireless carriers, were unlawful. The order applied prospectively and required the negotiation of interconnection agreements to set rates. It also clarified that wireline carriers may request such agreements from wireless carriers, as well as vice versa, which had not been clear under the rules.

The FCC currently is considering changes to the entire system of intercarrier compensation, of which wireless-wireline interconnection is a part. It is not possible to predict with certainty the results of that proceeding but it is likely that the FCC will require increased emphasis on cost-based charges and, thus, that there would be fewer rate-based subsidies for local exchange carriers, including those contained in interstate “access charges,” which wireless carriers also must pay on calls to wireline carriers deemed to be “interstate” under the FCC’s rules. Such a result would be favorable to wireless carriers.

Pending Proceedings – Automatic Roaming.  In November 2005, comments were filed concerning whether the FCC should adopt a rule requiring wireless carriers to allow other wireless carriers’ customers to “roam” on their systems “automatically,” that is, by prior agreement between carriers.  It is argued that, without this protection, smaller and regional carriers will be at a competitive disadvantage relative to the national carriers.  An FCC decision is expected in 2007.

Pending Proceedings – Truth in Billing.  On March 18, 2005, the FCC released an Order and Notice of Proposed Rulemaking (“NPRM”) which adopted rules to regulate the wording of wireless carrier bills but did not adopt the more extensive rules requested by the National Association of State Utility Consumer Advocates (“NASUCA”). The order also preempted state regulation of wireless billing. The NPRM, upon which the FCC has not acted, will impose additional requirements on wireless billing.   The order became effective on August 25, 2005, and has been the subject of an appeal by NASUCA and other parties. In July 2006, the U.S. Court of Appeals for the Eighth Circuit reversed the FCC and set aside its order in a decision later upheld by that court on reconsideration. It is likely that the FCC will seek Supreme Court review. If the Supreme Court does not grant review or it upholds the Eighth Circuit, overlapping and conflicting state regulation of wireless bills will be permitted, a result unfavorable to wireless carriers.

Pending Proceedings – Early Termination Fees.  On May 18, 2005, the FCC issued two public notices seeking comment on whether wireless “early termination fees” are to be considered a “rate” under Section 332 of the Act and, thus, exempt from state regulation and/or state consumer class action or other lawsuits.  FCC action is expected in 2007, and it would be in the interest of wireless carriers for the FCC to rule that such fees are, in fact, a wireless “rate.”

Pending Proceedings – Customer Proprietary Network Information (“CPNI”).  FCC rules require all carriers to safeguard the CPNI of their customers and prevent its disclosure to any person not authorized by the customer to possess such information. CPNI is information relating to a customer’s telephone usage, such as numbers called and numbers from which calls were received. Wireless carriers may themselves use CPNI to market additional wireless services to customers without their prior consent but must obtain such consent to market non-wireless services. The CPNI issue has become prominent recently in light of disclosures of unauthorized persons coming into possession, through fraudulent means, of the customer telephone records of certain wireless carriers and then selling such information. The FCC and United States Congress are now considering additional regulatory and legislative action to safeguard CPNI. In December 2006, the U.S. Congress enacted legislation making “pretexting,” that is, fraudulently obtaining CPNI without customer consent, a federal crime, punishable by up to 10 years imprisonment. U.S. Cellular has had procedures in place to protect customer CPNI from unauthorized disclosure in the past, but has updated those procedures to ensure compliance with all relevant CPNI requirements.

Pending Proceedings – Migratory Birds.   For some years, conservation groups have sought FCC action concerning the alleged harm done by FCC licensed towers to migratory birds. The FCC has not acted on these requests. On April 12, 2006, the FCC denied a request from those groups that it require the preparation of retroactive environmental assessments for thousands of towers previously constructed in the Gulf Coast region. In November 2006, the FCC released a Notice of Proposed Rulemaking seeking comments and reply comments, due in April and May of 2007, regarding possible new rules to prevent harm to birds from FCC-licensed towers. Efforts are underway to arrive at compromise rules. However, action by the FCC to restrict tower construction owing to concern over migratory birds would be unfavorable to U.S. Cellular and other wireless carriers.

Pending Proceedings – Universal Service.  The Telecommunications Act establishes principles and a process for implementing a modified “universal service” policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The Telecommunications Act also requires universal service to schools, libraries and rural health facilities at discounted rates. Wireless carriers must provide such discounted rates to such organizations in accordance with federal regulations. The FCC has implemented the mandate of the Telecommunications Act to create a universal service support mechanism “to ensure that all Americans have access to telecommunications services.” The Telecommunications Act requires all interstate telecommunications providers, including wireless service providers, to “make an equitable and non-discriminatory contribution” to support the cost of providing universal service, unless their contribution would be de minimis. At present, the provision of landline and wireless telephone service in high cost areas is subsidized by support from the “universal service” fund, to which, as noted above, all carriers with interstate and international revenues must contribute. Such payments, which were based on a percentage of the total “billed revenue” of carriers for a given previous period of time, began in 1998.

Since February 2003, such payments have been based on estimates of future revenues. Previously, these payments were based on historical revenues. Carriers are free to pass such charges on to their customers. Wireless carriers are also eligible to receive universal service support payments in certain circumstances if they provide specified services in “high cost” areas. U.S. Cellular has sought designation as an “eligible telecommunications carrier” qualified to receive universal service support in certain states, has been designated as such a carrier in the states of Washington, Iowa, Wisconsin, Oregon, Oklahoma, Maine, and Kansas and has received payments for services provided to high cost areas within those states.

In 2006, U.S. Cellular paid over $80 million in contributions into the fund and received $71.0 million in high cost support payments for its service to high cost areas in the states referred to above.  At present, a Federal-State Joint Board is considering universal service issues and will make its recommendations to the FCC in 2007.  It is reported that the Joint Board is considering recommending the imposition of a “cap” on wireless high cost support or other measures to restrict the universal service support given to wireless carriers.  If adopted by the FCC, such restrictions would be detrimental to U.S. Cellular and other wireless carriers receiving high cost universal service support in that any such changes in the rules would reduce the amount of such support wireless carriers would be eligible to receive.

Pending Proceedings — Spectrum. In January 2000, pursuant to a congressional directive, the FCC adopted service rules for licensing the commercial use of 30 megahertz of spectrum in the 747-762 megahertz and 777-792 megahertz spectrum bands. Subsequently, the FCC adopted service rules for the 688-746 megahertz band, portions of which were auctioned in 2002 and 2003. Those rules provided that a majority of the spectrum in these bands would be auctioned in large regional service areas, although there were portions available which cover individual metropolitan statistical area and rural service area markets. The FCC has conducted two auctions for such metropolitan statistical area and rural service area licensed spectrum and certain other portions of the 688-746 megahertz spectrum which ended in September 2002 and June 2003, respectively. An additional auction to license the remaining unauctioned 700 megahertz spectrum could commence in the third quarter of 2007.

In April of 2006, Cyren Call Communications Corporation (“Cyren Call”) requested the FCC to initiate proceedings to reallocate 30 MHz of commercial 700 MHz spectrum proposed to be auctioned in 2007 to be used for a single, nationwide, broadband network with the authorization issued to a single licensee known as the Public Safety Broadband Trust (“Trust”). The Trust would be required to lease capacity on this 700 MHz spectrum to commercial operators who will fund network infrastructure deployment in exchange for the opportunity to serve commercial subscribers on the substantial amounts of network capacity not being used by public safety. In November of 2006, the FCC dismissed the Cyren Call Petition stating that the relief requested by Cyren Call is contrary to the terms of DTV Transition legislation adopted in February of 2006. Cyren Call has continued to mount regulatory and legislative challenges to this FCC dismissal.

In August of 2006, the FCC solicited public comment on changes in service area sizes and band plans in preparation for its upcoming 700 MHz spectrum auction. It also proposed modifications to the technical, performance, renewal and E911/Hearing Aid compatibility requirements which could apply to licenses in the 700 MHz and other CMRS bands. The FCC also proposed rules changes potentially applicable in CMRS bands relating to partition/disaggregation, spectrum leasing and competitive bidding rules to promote spectrum aggregation and new entry, to encourage new and expanded service in rural areas and to create new incentives for expanded services in Native American Tribal areas.

In September of 2006, the FCC initiated proceedings to consider changes in its service and technical rules for the 700 MHz band that may provide greater flexibility to incumbent commercial licensees in previously auctioned portions of such band. In December of 2006, it also commenced proceedings possibly to assign 12 megahertz of public safety spectrum in such band on a nationwide basis to a single national public safety broadband licensee which licensee will be permitted to provide preemptible access to such assigned spectrum to commercial service providers on a secondary basis, through leases or in the form of public/private partnerships.

Other Recent FCC Developments. In October of 2006, the FCC confirmed that it intended to expand competition in the broadband sector by opening up underutilized television broadcast spectrum for new low power fixed and personal/portable uses. The FCC left open important issues to be addressed in rulemaking proceedings such as how low power devices might be used on TV channels without causing harmful interference to broadcast incumbents and whether such low power uses should be provided on an unlicensed or a licensed basis.

Telecommunications Act – General.  The primary purpose and effect of the Telecommunications Act is to open all telecommunications markets to competition. The Telecommunications Act makes most direct or indirect state and local barriers to competition unlawful. It directs the FCC to preempt all inconsistent state and local laws and regulations, after notice and comment proceedings. It also enables electric and other utilities to engage in telecommunications service through qualifying subsidiaries.

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

In May 2003, the FCC adopted new spectrum leasing policies which permit licensees of cellular, personal communications service, and specialized mobile radio spectrum, among other bands, to lease to third parties any amount of spectrum in any geographic area encompassed by their licenses, and for any period of time not extending beyond the current term of the license. The FCC has also adopted streamlined processing rules for applications for assignment and transfer of control of telecommunications carrier licenses. These new rules and policies were expanded and clarified by the FCC in July of 2004 to permit spectrum leasing in additional wireless services, to streamline processing of spectrum leasing applications as well as traditional license transfers and assignments and to establish new categories of spectrum leasing arrangements.

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

On December 7, 2004, the United States Court of Appeals for the District of Columbia upheld in EMR Network v. FCC, the FCC’s current requirements regarding radio frequency emissions and held that the FCC was not obliged to commence inquiry into the non-thermal effects of radio frequency emissions. The court also evaluated the studies relied upon by the plaintiffs and concluded they were insufficient. The FCC, however, is considering changes in its rules regarding human exposure to radio frequency magnetic fields in a separate proceeding.

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

Subsequently, four of the cases were remanded to state courts in New York, Pennsylvania, Maryland and Georgia where they were filed. Thereafter, plaintiffs amended their complaints in two of the cases to add new defendants and those defendants removed the cases to federal court under the provisions of the newly enacted Class Action Reform Act. Plaintiffs have voluntarily dismissed all but one of the putative class action cases. That case has been transferred from the federal district court in Philadelphia to the federal district court in Maryland where motions to dismiss are pending. Also, following the Fourth Circuit’s decision in Pinney, the FCC was granted leave to participate as amicus curiae in a case alleging a brain injury from use of a wireless phone and has filed a brief indicating the agency’s disagreement with the preemption aspect of that decision.

There can be no assurance that the outcome of these or other lawsuits will not have a material adverse effect on the wireless industry, including U.S. Cellular. U.S. Cellular carries insurance with respect to such matters, but there is no assurance that such insurance would be sufficient, will continue to be available or will not be cost-prohibitive in the future.

Competition

U.S. Cellular competes directly with several wireless communication service providers in each of its markets. In general, there are between three and five competitors in each wireless market, excluding numerous mobile virtual network operators (which are types of resellers which purchase blocks of mobile telephone numbers from an operational system and then resell them to the public). U.S. Cellular generally competes against each of the near-nationwide wireless companies: Verizon Wireless, Sprint Nextel, AT&T, and T-Mobile USA Inc. However, not all of these competitors operate in each market where U.S. Cellular does business. These competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than U.S. Cellular.

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

In the Midwest, U.S. Cellular’s largest contiguous service area, U.S. Cellular can offer larger regional service packages without incurring significant roaming charges than it is able to offer in other parts of its network. U.S. Cellular also employs a customer satisfaction strategy throughout its markets which it believes has contributed to a relatively low churn rate and has had a positive impact on its cost to acquire and serve customers.

Some of U.S. Cellular’s competitors bundle other services, such as landline telephone service, internet access and television service with their wireless communications services, which U.S. Cellular either does not have the ability to offer or has chosen not to offer.

In addition, U.S. Cellular competes against both larger and smaller regional wireless companies in certain areas, including ALLTEL (which has acquired Western Wireless Corporation and Midwest Wireless Holdings), Rural Cellular Corporation, and resellers of wireless services. Since each of these competitors operates on systems using spectrum licensed by the FCC and has comparable technology and facilities, competition for customers among these systems in each market is principally on the basis of quality of service, price, size of area covered, services offered and responsiveness of customer service. ALLTEL’s acquisition of these two companies has likely increased this competitor’s access to financial, technical, marketing, sales, purchasing and distribution resources.

Since U.S. Cellular’s competitors do not disclose their subscriber counts in specific regional service areas, market share for the competitors in each regional market cannot be precisely determined.

The FCC’s rules require all operational wireless systems to provide, on a nondiscriminatory basis, wireless service to resellers. Certain of these resellers, mobile virtual network operators such as Virgin Mobile and Qwest Corporation, have grown substantial customer bases through the leveraging of existing brand names and have proven to be competitive with U.S. Cellular in certain of its operating markets. Others, such as Disney Corporation, use or plan to use their brand recognition and access to content to compete in the wireless arena. Most of these mobile virtual network operators utilize the near-nationwide wireless companies’ networks and roaming agreements to provide their service.

Although less directly a substitute for other wireless services, wireless data services, such as WiFi and related WiMAX, and paging services may be adequate for those who do not need wide-area roaming or full two-way voice services. Technological advances or regulatory changes in the future may make available other alternatives to wireless service, thereby creating additional sources of competition.

Continuing technological advances in the communications field make it difficult to predict the extent of additional future competition for wireless systems. For example, the FCC has allocated radio channels to mobile satellite systems in which transmissions from mobile units to satellites would augment or replace transmissions to cell sites. Such systems are designed primarily to serve the communications needs of remote locations, and mobile satellite systems could provide viable competition for land-based wireless systems in such areas. Some initial deployments have been made and service is now being provided in certain areas. It is also possible that the FCC may in the future assign additional frequencies to wireless telephone service or enhanced specialized mobile radio service to provide for more competitors in each market.

Investments

U.S. Cellular and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile share prices. U.S. Cellular and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets. The investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic cellular investments to or settlements with AirTouch Communications, Inc. (“AirTouch”), in exchange for stock of AirTouch, which was then acquired by Vodafone whereby U.S. Cellular received American Depositary Receipts representing Vodafone stock. The investment in Rural Cellular Corporation (“Rural Cellular”) is the result of a consolidation of several cellular partnerships in which U.S. Cellular subsidiaries held interests in Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests.  The tax basis of each investment is significantly below its current market value; therefore, disposition of the investments would result in significant taxable gains.

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

The investments in marketable equity securities are classified as available-for-sale for financial statement purposes. The market value of these investments aggregated $253.9 million at December 31, 2006 and $225.4 million at December 31, 2005. The net unrealized holding gain, net of tax and minority interest, included in Accumulated other comprehensive income on the Consolidated Balance Sheets was $77.5 million at December 31, 2006 and $41.3 million at December 31, 2005.

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

Under the terms of the forward contracts, U.S. Cellular continues to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts mature in May 2007 and, at U.S. Cellular’s option, may be settled in shares of the security or in cash, pursuant to formulas that “collar” the price of the shares. The collars effectively limit U.S. Cellular’s downside risk and upside potential on the contracted shares. The collars typically are adjusted contractually for any changes in dividends on the underlying shares. If the dividend increases, the collar’s upside potential typically is reduced. If the dividend decreases, the collar’s upside potential typically is increased. If U.S. Cellular elects to settle in shares, it will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized though maturity. If U.S. Cellular elects to settle in cash, it will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula.

Pursuant to terms of the Vodafone forward contracts, the Vodafone contract collars were adjusted to reflect the Special Distribution and the Share Consolidation. After adjustment, the collars had downside limits (floor) ranging from $17.22 to $18.37 and upside potentials (ceiling) ranging from $17.22 to $19.11.  In the case of one forward contract, U.S. Cellular made a dividend substitution payment in the amount of $0.2 million to the counterparty in lieu of further adjustments to the collars of such forward contract. The dividend substitution payment was recorded in Other expense in the Consolidated Statements of Operations.

The following table summarizes certain facts surrounding the contracted securities as of December 31, 2006.

	Collar (1)
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)
Vodafone Group Plc(2)	8,964,698	$17.22-$18.37	$17.22-$19.11	$159,856

(1)       The per share amounts represent the range of floor and ceiling prices of all the securities monetized.

(2)       See above for a discussion of the Special Distribution and Share Consolidation related to the Vodafone ADRs that    was effected on July 28, 2006.

Deferred income taxes have been provided for the difference between the financial reporting bases and the income tax bases of the marketable equity securities and derivatives. The deferred income tax liability related to current and noncurrent marketable equity securities totaled $69.2 million as of December 31, 2006; of this amount, $67.9 million was classified as current and $1.3 million was classified as noncurrent. The deferred income tax liability related to marketable equity securities totaled $62.1 million as of December 31, 2005; the entire amount was classified as noncurrent. The current deferred income tax asset related to derivatives totaled $32.6 million as of December 31, 2006; the entire amount was classified as current. At December 31, 2005, the deferred income tax asset related to derivatives totaled $9.5 million; the entire amount was classified as noncurrent.

Employees

U.S. Cellular had approximately 8,100 full-time and part-time employees as of December 31, 2006. None of U.S. Cellular’s employees is represented by a labor organization. U.S. Cellular considers its relationship with its employees to be good.

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

Competition in the telecommunications industry is intense.  U.S. Cellular’s ability to compete effectively will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry.  U.S. Cellular anticipates that competition may cause the prices for products and services to continue to decline, and the costs to compete to increase, in the future.  Some of U.S. Cellular’s competitors are national or global telecommunications companies that are larger than U.S. Cellular, possess greater resources, possess more extensive coverage areas and more spectrum within their coverage areas, and market other services with their communications services that U.S. Cellular does not offer.  In addition, U.S. Cellular may face competition from technologies that may be introduced in the future or from new entrants into the industry.  There can be no assurance that U.S. Cellular will be able to compete successfully in this environment or that new technologies, services and products that are more commercially effective than the technologies, services and products offered by U.S. Cellular will not be developed.

Sources of competition to U.S. Cellular’s business typically include three to five competing wireless telecommunications service providers in each market, wireline telecommunications service providers, and resellers (including mobile virtual network operators) and providers of other alternate telecommunications services. Many of U.S. Cellular’s wireless competitors and other competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than U.S. Cellular.

These factors are not in U.S. Cellular’s control.  Changes in such competitive factors could result in product, service, pricing or cost disadvantages and could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Consolidation in the telecommunications industry could adversely affect U.S. Cellular’s revenues and increase its costs of doing business.

There has been a recent trend in the telecommunications and related industries towards consolidation of service providers through joint ventures, reorganizations and acquisitions.  U.S. Cellular expects this trend towards consolidation to continue, leading to larger competitors over time. U.S. Cellular may be unable to compete successfully with larger companies that have substantially greater financial, technical, marketing, sales, purchasing and distribution resources or that offer more services than U.S. Cellular, which could adversely affect U.S. Cellular’s revenues and costs of doing business.  In addition, consolidation of long distance carriers could result in U.S. Cellular having to pay more for long distance services, which could increase U.S. Cellular’s costs of doing business.

Advances or changes in telecommunications technology, such as Voice over Internet Protocol or WiMAX, could render certain technologies used by U.S. Cellular obsolete, could reduce U.S. Cellular’s revenues or could increase its costs of doing business.

The telecommunications industry is experiencing significant technological change, as evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences.  Technological advances and industry changes, such as the implementation by other carriers of third generation (“3G”) technology or wideband technologies such as “WiFi” and “WiMAX” which do not necessarily rely on FCC-licensed spectrum, could cause the technology used on U.S. Cellular’s wireless networks to become less competitive or obsolete.  In addition, Voice over Internet Protocol, also known as VoIP, is an emerging technological trend that could cause a decrease in demand for U.S. Cellular’s telephone services.  U.S. Cellular may not be able to respond to such changes and implement new technology on a timely or cost-effective basis, which could reduce its revenues or increase its costs of doing business.  If U.S. Cellular cannot keep pace with these technological changes or other changes in the telecommunications industry over time, its financial condition, results of operations or ability to do business could be adversely affected.

Changes in the regulatory environment or a failure by U.S. Cellular to timely or fully comply with any regulatory requirements could adversely affect U.S. Cellular’s financial condition, results of operations or ability to do business.

U.S. Cellular’s operations are subject to varying degrees of regulation by the FCC, state public utility commissions and other federal, state and local regulatory agencies and legislative bodies.  Adverse decisions or increased regulation by these regulatory bodies could negatively impact U.S. Cellular’s operations by, among other things, increasing U.S. Cellular’s costs of doing business, permitting greater competition or limiting U.S. Cellular’s ability to engage in certain sales or marketing activities.

U.S. Cellular’s business requires licenses granted by the FCC to provide wireless telecommunications services.  Typically, such licenses are issued for initial 10-year terms and may be renewed for additional 10-year terms subject to FCC approval of the renewal applications. Failure to comply with FCC requirements in a given service area could result in the revocation of U.S. Cellular’s license for that area or in the imposition of fines.  Court decisions and rulemakings could have a substantial impact on U.S. Cellular’s wireless operations, including rulemakings on intercarrier access compensation and universal service. Litigation and different objectives among federal and state regulators could create uncertainty and delay U.S. Cellular’s ability to respond to new regulations. U.S. Cellular is unable to predict the future actions of the various regulatory bodies that govern U.S. Cellular, but such actions could have material adverse effects on U.S. Cellular’s business.

For instance, a Federal-State Joint Board is considering universal service issues and will make its recommendations to the FCC in 2007.  It is reported that the Joint Board is considering recommending the imposition of a “cap” on wireless high cost support or other measures to restrict the universal service support given to wireless carriers.  If adopted by the FCC, such restrictions would be detrimental to U.S. Cellular and other wireless carriers receiving high cost universal service support in that any such changes in the rules would reduce the amount of such support wireless carriers would be eligible to receive.

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

Settlements, judgments, restraints on its current or future manner of doing business or legal costs resulting from pending and future litigation could have an adverse effect on U.S. Cellular’s financial condition, results of operations or ability to do business.

U.S. Cellular is regularly involved in a number of legal proceedings before the FCC and various state and federal courts. Such legal proceedings can be complex, costly, protracted and highly disruptive to business operations by diverting the attention and energies of management and other key personnel.

The assessment of legal proceedings is a highly subjective process that requires judgments about future events.  The amounts ultimately received or paid upon settlement or other resolution of litigation and other contingencies may differ materially from amounts accrued in the financial statements.  In addition, litigation or similar proceedings could impose restraints on U.S. Cellular’s current or future manner of doing business. Such potential outcomes could have an adverse effect on U.S. Cellular’s financial condition, results of operations or ability to do business.

Costs, integration problems or other factors associated with acquisitions/divestitures of properties or licenses and/or expansion of U.S. Cellular’s business could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

As part of U.S. Cellular’s operating strategy, U.S. Cellular may expand the markets in which it operates through the acquisition of other telecommunications service providers, the acquisition of selected licenses or operating markets from such providers or through direct investment.  The acquisition of additional businesses will depend on U.S. Cellular’s ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance any such acquisitions.  U.S. Cellular also will be subject to competition for suitable acquisition candidates.  Any acquisitions, if made, could divert the resources and management time of U.S. Cellular and would require integration with U.S. Cellular’s existing business operations and services.  As a result, there can be no assurance that any such acquisitions will occur or that any such acquisitions, if made, would be made in a timely manner or on terms favorable to U.S. Cellular or would be successfully integrated into U.S. Cellular’s operations.  These transactions commonly involve a number of risks, including:

•                    entering markets in which U.S. Cellular has limited or no direct prior experience and competitors have stronger positions;

•                    uncertain revenues and expenses, with the result that U.S. Cellular may not realize  the growth in revenues, anticipated cost structure, profitability, or return on investment that it expects;

•                    difficulty of integrating the technologies, services, products, operations and personnel of the acquired businesses;

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

If U.S. Cellular expands into new telecommunications businesses or markets, it may incur significant expenditures, a substantial portion of which must be made before any revenues will be realized.  Such expenditures may increase as a result of the accelerated pace of regulatory and technological changes.  Such expenditures, together with the associated high initial costs of providing service in new markets, may result in reduced cash flow until an adequate revenue base is established.  There can be no assurance that an adequate revenue base will be established in any new technology or market which U.S. Cellular pursues.

If U.S. Cellular expands into new telecommunications businesses or markets, it will incur certain additional risks in connection with such expansion, including increased legal and regulatory risks and possible adverse reaction by some of its current customers.  Such telecommunications businesses and markets are highly competitive and, as a new entrant, U.S. Cellular may be disadvantaged.  The success of U.S. Cellular’s entry into new telecommunications businesses or markets will be dependent upon, among other things, U.S. Cellular’s ability to select new equipment and software and to integrate the new equipment and software into its operations, to hire and train qualified personnel and to enhance existing administrative, financial and information systems to accommodate the new businesses or markets.  No assurance can be given that U.S. Cellular will be successful with respect to these efforts.

If U.S. Cellular is not successful with respect to its expansion initiatives, its business, financial condition  or results of operations could be adversely affected.

Changes in various business factors could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Changes in any of several factors could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.  These factors include, but are not limited to:

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

U.S. Cellular has relationships with agents, dealers and other third-party retailers to obtain customers.  Agents and dealers are independent business people who obtain customers for U.S. Cellular on a commission basis.  U.S. Cellular’s agents are generally in the business of selling wireless telephones, wireless service packages and other related products. U.S. Cellular’s dealers include major appliance dealers, car stereo companies and mass merchants including regional and national companies.  Additionally, in support of its overall Internet initiatives, U.S. Cellular has recruited agents which provide services exclusively through the Internet.

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

U.S. Cellular is making investments in various new technologies and service and product offerings.  These investments include technologies for enhanced data services offerings. U.S. Cellular expects new services, products and solutions based on these new technologies to contribute to future growth in its revenues.  However, the markets for some of these services, products and solutions are still emerging and the overall potential for these markets remains uncertain and unproven.  If customer demand for these new services, products and solutions does not develop as expected, U.S. Cellular’s financial conditions or results of operations could be adversely affected.

An inability to obtain or maintain roaming arrangements with other carriers on terms that are acceptable to U.S. Cellular could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular’s customers can access another carrier’s analog cellular or digital system automatically only if the other carrier allows U.S. Cellular’s customers to roam on its network. U.S. Cellular relies on roaming agreements with other carriers to provide roaming capability to its customers in areas of the U.S. outside its service areas and to improve coverage within selected areas of U.S. Cellular’s network footprint.  Although U.S. Cellular currently has long-term roaming agreements with certain other carriers, these agreements generally are subject to renewal and termination if certain events occur, including, without limitation, if network standards are not maintained. Some competitors may be able to obtain lower roaming rates than U.S. Cellular because they have larger call volumes or because of their affiliations with, or ownership of, wireless carriers, or may be able to reduce roaming charges by providing service principally over their own network. In addition, the quality of service that a wireless carrier delivers during a roaming call may be inferior to the quality of service U.S. Cellular provides, the price of a roaming call may not be competitive with prices of other wireless carriers for such call, and U.S. Cellular’s customers may not be able to use some of the advanced features, such as voicemail notification, or data applications that the customers enjoy when making calls within U.S. Cellular’s network. In addition, U.S. Cellular’s wireless “CDMA” and “CDMA 1XRTT” technology is not compatible with certain other technologies used by certain other carriers, such as GSM and GPRS, limiting the ability of U.S. Cellular to enter into roaming agreements with such other carriers.  U.S. Cellular’s roaming partners could switch their business to new operators or, over time, to their own networks. Changes in roaming usage patterns, rates per roaming minute of use or relationships with carriers whose customers generate roaming minutes of use on U.S. Cellular’s network could have an adverse effect on U.S. Cellular’s revenues and revenue growth.

If U.S. Cellular is unable to obtain or maintain roaming agreements with other wireless carriers that contain pricing and other terms that are competitive and acceptable to U.S. Cellular, and that satisfy U.S. Cellular’s quality and interoperability requirements, its business, financial condition or results of operations could be adversely affected.

Changes in access to content for data or video services or access to new handsets being developed by vendors, or an inability to manage its supply chain or inventory successfully, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular’s businesses increasingly depend on its access to content for data, music or video services and its access to new handsets being developed by vendors.  U.S. Cellular’s ability to obtain such access depends in part on other parties.  If U.S. Cellular is unable to obtain access to content for data, music or video services or access to new handsets being developed by vendors on a timely basis, its business, financial condition or results of operations could be adversely affected.

Operation of U.S. Cellular’s supply chain and management of its inventory balances requires accurate forecasting of customer growth and demand, which has become increasingly challenging.  If overall demand for handsets or the mix of demand for handsets is significantly different than U.S. Cellular’s expectations, U.S. Cellular could face inadequate or excess supplies of particular models of handsets.  This could result in lost sales opportunities or a buildup of inventory that could not be sold easily.  Either of these situations could adversely affect U.S. Cellular’s revenues, costs of doing business, results of operations or financial condition.

A failure by U.S. Cellular’s service offerings to meet customer expectations could limit U.S. Cellular’s ability to attract and retain customers and could have an adverse effect on U.S. Cellular’s operations.

Customer acceptance of the services that U.S. Cellular offers is and will continue to be affected by technology and range of service-based differences from competition and by the operational performance, quality, reliability, and coverage of U.S. Cellular’s networks.  U.S. Cellular may have difficulty attracting and retaining customers if it is unable to meet customer expectations for a range of services, or if it is otherwise unable to resolve quality issues relating to, its networks, billing systems, or customer care or if any of those issues limit U.S. Cellular’s ability to expand its network capacity or subscriber base, or otherwise place U.S. Cellular at a competitive disadvantage to other service providers in its markets. The level of customer demand for U.S. Cellular’s next-generation services and products is uncertain. Customer demand could be impacted by differences in the types of services offered, service content, technology, footprint and service areas, network quality, customer perceptions, customer care levels and rate plans.

A failure by U.S. Cellular to complete significant network build-out and system implementation as part of its plans to improve the quality, coverage, capabilities and capacity of its network could have an adverse effect on its operations.

U.S. Cellular’s business plan includes significant build-out activities and enhancements to its network.  As U.S. Cellular deploys, expands, and enhances its network, it may need to acquire additional spectrum. Also, as U.S. Cellular continues to build out and enhance its network, U.S. Cellular must, among other things, continue to:

•                    lease, acquire or otherwise obtain rights to a large number of cell and switch sites;

•                    obtain zoning variances or other local governmental or third-party approvals or permits for network construction;

•                    complete and update the radio frequency design, including cell site design, frequency planning and network optimization, for each of U.S. Cellular’s markets; and

•                    improve, expand and maintain customer care, network management, billing and other financial and management systems.

Any difficulties encountered in completing these activities, as well as problems in vendor equipment availability, technical resources, system performance or system adequacy, could delay expansion of operations and product capabilities in new or existing markets or result in increased costs in all markets.  Failure to successfully build out and enhance U.S. Cellular’s network and necessary support facilities and systems in a cost effective manner, and in a manner that satisfies customer expectations for quality and coverage, could have an adverse effect on U.S. Cellular’s business, business prospects, financial condition or results of operations.

A failure by U.S. Cellular’s business to acquire adequate radio spectrum could have an adverse effect on U.S. Cellular’s business and operations.

U.S. Cellular’s business depends on the ability to use portions of the radio spectrum licensed by the FCC. U.S. Cellular could fail to obtain sufficient spectrum capacity in new and existing markets, whether through FCC auctions or other transactions, in order to meet the potential expanded demands for existing services in critical markets, and to enable deployment of next-generation services. Such a failure could have a material adverse impact on the quality of U.S. Cellular’s services or U.S. Cellular’s ability to roll out such future services in some markets, or could require that U.S. Cellular curtail existing services in order to make spectrum available for next-generation services. U.S. Cellular may acquire more spectrum through a combination of alternatives, including participation in spectrum auctions. As required by law, the FCC periodically conducts auctions for licenses to use some parts of the radio spectrum. The decision to conduct auctions, and the determination of what spectrum frequencies will be made available for auction, are provided for by laws administered by the FCC. The FCC may not allocate spectrum sufficient to meet the demands of all those wishing to obtain licenses. Even if the FCC determines to conduct further auctions in the future, U.S. Cellular may not be successful in those future auctions in obtaining the spectrum that U.S. Cellular believes is necessary to implement its business and technology strategies. In addition, newly auctioned spectrum may not be compatible with existing spectrum, and vendors may not create suitable products to use such spectrum. U.S. Cellular also may seek to acquire radio spectrum through purchases and exchanges with other spectrum licensees or otherwise, including by purchases of other licensees outright. However, U.S. Cellular may not be able to acquire sufficient spectrum through these types of transactions, and U.S. Cellular may not be able to complete any of these transactions on favorable terms.

Financial difficulties of U.S. Cellular’s key suppliers or vendors, or termination or impairment of U.S. Cellular’s relationships with such suppliers or vendors, could result in a delay or termination of U.S. Cellular’s receipt of equipment, services or content which could adversely affect U.S. Cellular’s business and results of operations.

U.S. Cellular depends upon certain vendors to provide it with equipment, services or content that U.S. Cellular needs to continue U.S. Cellular’s network build-out and upgrade and to operate its business.  U.S. Cellular does not have operational or financial control over any of such key suppliers and has limited influence with respect to the manner in which these key suppliers conduct their businesses.  If these key suppliers experience financial difficulties and are unable to provide equipment, services or content to U.S. Cellular on a timely basis or cease to provide such equipment, services or content or if such key suppliers otherwise fail to honor their obligations to U.S. Cellular, U.S. Cellular may be unable to maintain and upgrade its network or provide services to its customers in a competitive manner, or could suffer other disruptions to its business.  In that event, U.S. Cellular’s business, financial condition or results of operations could be adversely affected.

An increase of U.S. Cellular’s debt in the future could subject U.S. Cellular to various restrictions and higher interest costs and decrease its cash flows and earnings.

U.S. Cellular may increase its debt in the future for acquisitions or other purposes. For example, U.S. Cellular may require substantial additional financing to fund capital expenditures, license purchases, operating costs and expenses, domestic or international investments, or other growth initiatives. U.S. Cellular currently relies on its committed revolving credit facility to meet any additional short-term financing needs.  Other sources of financing may include public or private debt.  The agreements governing any indebtedness may contain financial and other covenants that could impair U.S. Cellular’s flexibility and restrict U.S. Cellular’s ability to pursue growth opportunities.  In addition, increased debt levels could result in higher interest costs and lower net cash flows and earnings.

An inability to attract and/or retain management, technical, sales and other personnel could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Due to competition for qualified management, technical, sales and other personnel, there can be no assurance that U.S. Cellular will be able to continue to attract and/or retain qualified personnel necessary for the development of its business. The loss of the services of existing personnel as well as the failure to recruit additional qualified personnel in a timely manner would be detrimental to U.S. Cellular’s growth and activities requiring expertise. The failure to attract and/or retain such personnel could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular has significant investments in entities that it does not control.  Losses in the value of such investments could have an adverse effect on U.S. Cellular’s results of operations or financial condition.

U.S. Cellular has significant investments in entities that it does not control, including a significant investment in Vodafone Group Plc and a 5.5% ownership interest in the Los Angeles SMSA Limited Partnership (the “LA Partnership”) which represents a significant portion of U.S. Cellular’s net income.  U.S. Cellular cannot provide assurance that these entities will operate in a manner that will increase the value of U.S. Cellular’s investments, that U.S. Cellular’s proportionate share of income from the LA Partnership will continue at the current level in the future or that U.S. Cellular will not incur losses from the holding of such investments.  Losses in the values of such investments or a reduction in income from the LA Partnership could adversely affect U.S. Cellular’s financial condition or results of operations.

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

U.S. Cellular and its subsidiaries operate capital-intensive businesses.  U.S. Cellular has used internally-generated funds and has also obtained substantial funds from external sources to finance the build-out and enhancement of markets, to fund acquisitions and for general corporate purposes.  U.S. Cellular also may require substantial additional capital for, among other uses, acquisitions of providers of wireless telecommunications services, spectrum license or system acquisitions, system development and network capacity expansion.  There can be no assurance that sufficient funds will continue to be available to U.S. Cellular or its subsidiaries on terms or at prices acceptable to U.S. Cellular.  Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions, changes in U.S. Cellular’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development and acquisition programs.  In the long term, reduction of U.S. Cellular’s construction, development and acquisition programs likely would have a negative impact on U.S. Cellular’s consolidated revenues, income and cash flows.

Changes in income tax rates, laws, regulations or rulings, or federal or state tax assessments could have an adverse effect on U.S. Cellular’s financial condition or results of operations.

U.S. Cellular does not have control over changes in income tax rates, laws, regulations or rulings, or federal and state tax assessments.  Income taxes and other federal or state taxes represent significant expenses for U.S. Cellular.  Accordingly, changes in income tax rates, laws, regulations or rulings, or federal and state tax assessments could have an adverse effect on U.S. Cellular’s financial condition or results of operations.

War, conflicts, hostilities and/or terrorist attacks or equipment failure, power outages, natural disasters or breaches of network or information technology security could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Wars, conflicts, hostilities, terrorist attacks, major equipment failures, power outages, natural disasters, breaches of network or information technology security or similar disasters or failures that affect U.S. Cellular’s mobile telephone switching offices, information systems, microwave links, third-party owned local and long distance networks on which U.S. Cellular relies, U.S. Cellular’s cell sites or other equipment or the networks of other providers which U.S. Cellular’s customers use or on which they roam could have a material adverse effect on U.S. Cellular’s operations. Although U.S. Cellular has certain back-up and similar arrangements, it has not established a formal, comprehensive business continuity or emergency response plan at this time. As a result, under certain circumstances, U.S. Cellular may not be prepared to continue its operations, respond to emergencies or recover from disasters or other similar events. U.S. Cellular’s inability to operate its telecommunications system or access or operate its information systems even for a limited time period, or the loss or disclosure of customer data, may result in a loss of customers or impair U.S. Cellular’s ability to serve customers or attract new customers, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, U.S. Cellular is required to furnish a report of management’s assessment of the design and effectiveness of its internal control over financial reporting as part of its Form 10-K filed with the SEC. U.S. Cellular management also is required to report on the effectiveness of U.S. Cellular’s disclosure controls and procedures. The independent auditors of U.S. Cellular are required to attest to, and report on, management’s assessment and the effectiveness of internal control over financial reporting. As disclosed in this Form 10-K, U.S. Cellular management has identified material weaknesses in internal control over financial reporting and, accordingly, has determined that internal control over financial reporting was not effective at December 31, 2006.  Reference is made to Item 9A of this Form 10-K for a description of such material weaknesses in internal control over financial reporting.  Such material weaknesses could result in inaccurate financial statements or other disclosures or failure to prevent fraud, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.  Further, if U.S. Cellular does not successfully remediate any known material weaknesses in a timely manner, it could be subject to sanctions by regulatory authorities such as the SEC, it could fail to timely meet its regulatory reporting obligations, or investor perceptions could be negatively affected; each of these potential consequences could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

The restatement of financial statements by U.S. Cellular and related matters, including resulting delays in filing periodic reports with the SEC, could have an adverse effect on U.S. Cellular’s credit rating, liquidity, financing arrangements, capital resources and ability to access the capital markets, including pursuant to shelf registration statements; could adversely affect U.S. Cellular’s listing arrangements on the American Stock Exchange and/or New York Stock Exchange; and/or could have other negative consequences, any of which could have an adverse effect on the trading prices of U.S. Cellular’s publicly traded equity and/or debt and/or U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular announced restatements of its financial statements in November 2005 and November 2006, which resulted in delays in the filing of periodic reports with the SEC.  This resulted in downgrades of U.S. Cellular’s credit ratings, defaults under U.S. Cellular’s revolving credit agreement and certain forward contracts, non-compliance under U.S. Cellular’s debt indenture, non-compliance under the requirements of the American Stock Exchange with respect to the listing of the U.S. Cellular Common Shares and non-compliance with the requirements of the New York Stock Exchange with respect to the listing of certain series of U.S. Cellular debt thereon.  These restatements and delays, or any subsequent delays in filing reports with the SEC, could have adverse consequences, including the following:  U.S. Cellular’s credit ratings could be further downgraded, which would result in an increase in its borrowing costs and could make if more difficult for U.S. Cellular to borrow funds on satisfactory terms.  The lenders on U.S. Cellular’s revolving credit agreement and/or the counterparty on the forward contracts could refuse to waive or extend a waiver of defaults, impose restrictive covenants or conditions or require increased payments and fees.   The holders of debt under U.S. Cellular’s indenture could attempt to assert a default and, if this is successful and U.S. Cellular does not cure the default in a timely manner, accelerate such debt.  The American Stock Exchange could begin delisting proceedings with respect to the U.S. Cellular Common Shares.  The New York Stock Exchange could begin delisting proceedings with respect to U.S. Cellular debt that is listed thereon.  U.S. Cellular may not be able to file shelf registration statements on Form S-3 for an extended period of time, which may limit U.S. Cellular’s ability to access the capital markets.  U.S. Cellular may not be able to use Form S-8 registration statements relating to its employee benefit plans, which may have an adverse affect on U.S. Cellular’s ability to attract and retain employees.   U.S. Cellular also could face shareholder litigation or SEC enforcement action.

The pending SEC investigation regarding the restatement of U.S. Cellular’s financial statements could result in substantial expenses, and could result in monetary or other penalties.

The staff of the SEC is conducting an informal inquiry regarding U.S. Cellular’s accounting practices in response to the restatements that were announced in November 2005 and November 2006.  U.S. Cellular is cooperating fully with the SEC staff.  However, depending upon the scope and duration of the SEC’s review, substantial expenses and diversion of management’s attention and resources for the foreseeable future could be required.  Also, if U.S. Cellular is unsuccessful in defending against this or other investigations or proceedings, U.S. Cellular could incur monetary or other penalties that could have an adverse effect on its business, financial condition or results of operations.

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

Numerous state and local legislative bodies have proposed legislation restricting or prohibiting the use of wireless phones while driving motor vehicles. These laws or other laws, if passed, prohibiting or restricting the use of wireless phones while driving, could have the effect of reducing customer usage, which could cause an adverse effect on U.S. Cellular’s business, financial condition, or results of operations.

U.S. Cellular’s assets are concentrated in the U.S. wireless telecommunications industry.  As a result, its results of operations may fluctuate based on factors related entirely to conditions in this industry.

U.S. Cellular’s assets are concentrated in the U.S. wireless telecommunications industry and, in particular, in the Midwestern portion of the United States.  U.S. Cellular’s focus on the U.S. wireless telecommunications industry, with concentrations of assets and operations in the Midwest, together with its positioning relative to larger competitors with greater resources within the industry, may represent increased risk for investors due to the lack of diversification.

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

TDS owns over 80% of the combined total of both classes of common stock of U.S. Cellular, including a majority of the outstanding Common Shares and 100% of the Series A Common Shares, and controls approximately 95% of their combined voting power.  As a result, TDS is effectively able to elect all of U.S. Cellular’s nine directors and otherwise control the management and operations of U.S. Cellular.  The control of U.S. Cellular by TDS may tend to deter non-negotiated tender offers or other efforts to obtain control of U.S. Cellular and thereby deprive shareholders of opportunities to sell shares at prices higher than those prevailing in the market.

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

The U.S. Cellular restated certificate of incorporation also authorizes the U.S. Cellular board of directors to designate and issue Preferred Shares in one or more classes or series from time to time.  Generally, no further action or authorization by the shareholders is necessary prior to the designation or issuance of the additional Preferred Shares authorized pursuant to the U.S. Cellular restated certificate of incorporation unless applicable laws or regulations would require such approval in a given instance.  Such Preferred Shares could be issued in circumstances that would serve to preserve TDS’s control of U.S. Cellular.

There are potential conflicts of interests between TDS and U.S. Cellular.

TDS owns over 80% of the combined total of both classes of common stock of U.S. Cellular, including a majority of the outstanding Common Shares and 100% of the Series A Common Shares, and controls approximately 95% of their combined voting power.  As a result, TDS is effectively able to elect all of U.S. Cellular’s nine directors and otherwise control the management and operations of U.S. Cellular.  Four of nine members of the U.S. Cellular board are executive officers of TDS or U.S. Cellular.  Four directors of U.S. Cellular are also directors of TDS.  Directors and officers of TDS who are also directors or officers of U.S. Cellular, and TDS as U.S. Cellular’s controlling shareholder, are in positions involving the possibility of conflicts of interest with respect to certain transactions concerning U.S. Cellular.  When the interests of TDS and U.S. Cellular diverge, TDS may exercise its influence in its own best interests.

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

Conflicts of interest may arise between TDS and U.S. Cellular when faced with decisions that could have different implications for U.S. Cellular and TDS, including technology decisions, financial budgets, the payment of distributions by U.S. Cellular, business activities and other matters. TDS also may take action that favors its other businesses and the interests of its shareholders over U.S. Cellular’s wireless business and the interests of U.S. Cellular shareholders and debt holders.  Because TDS controls U.S. Cellular, conflicts of interest could be resolved in a manner adverse to U.S. Cellular and its other shareholders or its debt holders.

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

Any of the foregoing events or other events could cause revenues, customer additions, operating income, capital expenditures and or any other financial or statistical information to vary from U.S. Cellular’s forward-looking estimates by a material amount.

U.S. Cellular may from time-to-time provide forward-looking information, including estimates of future operating income; depreciation, amortization and accretion expenses; service revenues; net retail customer activations; and/or capital expenditures.  Any such forward-looking information includes consideration of known or anticipated changes to the extent disclosed, but unknown or unanticipated events, including the risks discussed above, could cause such estimates to differ from the actual amounts by a material amount.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The properties for mobile telephone switching offices, cell sites and retail locations are either owned or leased under long-term leases by U.S. Cellular, one of its subsidiaries or the partnership or corporation which holds the construction permit or license. U.S. Cellular has not experienced major problems with obtaining zoning approval for cell sites or operating facilities and does not anticipate any such problems in the future which are or will be material to U.S. Cellular and its subsidiaries as a whole. U.S. Cellular’s investment in property is small compared to its investment in licenses, goodwill and wireless system equipment. As of December 31, 2006, U.S. Cellular’s property, plant and equipment, net of accumulated depreciation, totaled $2,628.8 million.

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

No matter was submitted to a vote of securities holders during the fourth quarter of 2006.

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

The Board of Directors of U.S. Cellular has authorized the repurchase of a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans. This authorization does not have an expiration date.

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchase made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the fourth quarter of 2006.

U.S. CELLULAR PURCHASES OF COMMON SHARES

	(a)	(b)	(c)	(d)
Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - 31, 2006	—	$—	—	167,712
November 1 - 30, 2006	—	—	—	169,012
December 1 - 31, 2006	—	—	—	169,329
Total for or as of end of the quarter ended December 31, 2006	—	$—	—	169,329

(1)                        Represents the aggregate number of Common Shares that could have been purchased under U.S. Cellular’s publicly announced, limited  Common Share repurchase program at the end of the applicable period, considering the amount of Common Shares repurchased during the three months preceding the end of such period.

The following is additional information with respect to U.S. Cellular’s publicly announced, limited Common Share repurchase program:

i.                                          The date the program was announced was May 15, 2000 by Form 10-Q.

ii.                                       The share amount originally approved was up to 1% of the number of outstanding Common Shares of U.S. Cellular not held by TDS or any affiliate thereof in any three-month period. As of December 31, 2006, this would permit U.S. Cellular to acquire up to 169,329 Common Shares in a three-month period based on the number of unaffiliated Common Shares outstanding on such date, less the number of shares purchased within three months prior to any specific purchase.

iii.                                    There is no expiration date for the program.

iv.                                   No Common Share repurchase program has expired during the fourth quarter of 2006.

v.                                      U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program prior to expiration, or to cease making further purchases thereunder, during the fourth quarter of 2006.

On March 6, 2007, the U.S. Cellular Board of Directors authorized the repurchase of up to 500,000 Common Shares of U.S. Cellular from time to time through open market purchases, block transactions, private transactions or other methods.  This authorization will expire on March 6, 2010.  This authorization is in addition to U.S. Cellular’s existing limited share repurchase authorization discussed above that currently permits the repurchase of approximately 170,000 shares every three months.

On April 4, 2007, U.S. Cellular entered into an agreement to purchase 670,000 of its Common Shares from an investment banking firm in a private transaction in connection with an accelerated share repurchase (“ASR”). Including a per share discount and commission payable to the investment bank, the shares were repurchased for approximately $49.1 million or $73.22 per share. The repurchased shares are being held as treasury shares.

In connection with the ASR, the investment bank will purchase an equivalent number of shares in the open-market over time. The program must be completed within two years. At the end of the program, U.S. Cellular will receive or pay a price adjustment based on the average price of shares acquired by the investment bank pursuant to the ASR during the purchase period. Generally, the purchase price adjustment can be settled, at U.S. Cellular’s option, in cash or in U.S. Cellular Common Shares.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report section entitled “Market Risk.”

Item 8.  Financial Statements and Supplementary Data

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report sections entitled “Consolidated Statements of Operations,” “Consolidated Statements of Cash Flows,” “Consolidated Balance Sheets,” “Consolidated Statements of Common Shareholders’ Equity,” “Notes to Consolidated Financial Statements,” “Consolidated Quarterly Information (Unaudited),” “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on this evaluation, management concluded that U.S. Cellular’s disclosure controls and procedures were not effective as of December 31, 2006, at the reasonable assurance level, because of the material weaknesses described below.  Notwithstanding the material weaknesses that existed as of December 31, 2006, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operation and cash flows of U.S. Cellular and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. U.S. Cellular’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. U.S. Cellular’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer’s assets that could have a material effect on the interim or annual consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of U.S. Cellular’s management, including its Chief Executive Officer and Chief Financial Officer, U.S. Cellular conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the interim or annual consolidated financial statements will not be prevented or detected.  Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2006:

1.               U.S. Cellular did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the financial reporting requirements and the complexity of U.S. Cellular’s operations and transactions. Further, U.S. Cellular did not have a sufficient number of qualified personnel to create, communicate and apply accounting policies and procedures in compliance with GAAP.  This control deficiency contributed to the material weaknesses discussed in the items below and the restatement of U.S. Cellular’s annual consolidated financial statements for 2005, 2004, 2003 and 2002, the interim consolidated financial statements for all quarters in 2005, 2004 and 2003, the interim consolidated financial statements for the first and second quarters of 2006, as well as adjustments, including audit adjustments, to the 2006 third quarter interim consolidated financial statements and the 2006 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of substantially all accounts and disclosures that would result in a material misstatement to U.S. Cellular’s interim or annual consolidated financial statements that would not be prevented or detected.

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

3.           U.S. Cellular did not maintain effective controls over accounting for prepaid forward contracts and related bifurcated embedded derivative instruments.  Specifically, effective controls were not designed and in place to de-designate, re-designate and assess hedge effectiveness of the bifurcated embedded collars within the forward contracts as cash flow hedges of marketable equity securities when the embedded collars were contractually modified for differences between the actual and expected dividend rates on the underlying securities.  This control deficiency affected other comprehensive income on the consolidated balance sheet and fair value adjustments of derivative instruments and income tax expense on the consolidated statement of operations.  This control deficiency resulted in the restatement of U.S. Cellular’s annual consolidated financial statements for 2005, 2004 and 2003, the interim consolidated financial statements for all quarters in 2005 and 2004, the interim consolidated financial statements for the first and second quarters of 2006, as well as adjustments, including audit adjustments, to the 2006 third quarter interim consolidated financial statements and the 2006 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to U.S. Cellular’s interim or annual consolidated financial statements that would not be prevented or detected.

4.           U.S. Cellular did not maintain effective controls over its accounting for property, plant and equipment.  Specifically, effective controls were not designed and in place to ensure accurate recording of transfers and disposals of equipment.  This control deficiency affected depreciation expense, property, plant and equipment and accumulated depreciation.  This control deficiency resulted in the restatement of U.S. Cellular’s annual consolidated financial statements for 2005, 2004 and 2003, the interim consolidated financial statements for all quarters in 2005 and 2004, the interim consolidated financial statements for the first and second quarters of 2006, as well as adjustments, including audit adjustments, to the 2006 third quarter interim consolidated financial statements and the 2006 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to U.S. Cellular’s interim or annual consolidated financial statements that would not be prevented or detected.

As a result of the material weaknesses identified, management has determined that U.S. Cellular did not maintain effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of U.S. Cellular’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is incorporated by reference into Item 8 of this Annual Report on Form 10-K.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management is currently addressing each of the material weaknesses in internal control over financial reporting and is committed to remediating them as expeditiously as possible. Further, management is undertaking a multi-year program to improve its technical accounting expertise, documentation from policies through detailed procedures and automation of accounting and financial reporting. Management is devoting significant time and resources to the remediation effort. Management’s remediation activities include the following:

•                  Controller Review Committee – The Controller Review Committee was formed in the fourth quarter of 2004 and currently consists of TDS’s Corporate Controller, U.S. Cellular’s Controller and TDS Telecom’s Chief Financial Officer.  The Committee oversees the accounting treatment for current, unusual or nonrecurring matters. The Committee has retained external financial accounting experts to advise the Committee on technical accounting matters and, in addition, to provide technical accounting training related to current accounting developments on a quarterly basis.  TDS provides shared services to U.S. Cellular including assistance on technical accounting issues and external financial reporting.

•                  Accounting Policies and Process – U.S. Cellular has engaged external consultants to assist an internal team with a comprehensive review of key accounting policies and proceses with the intent of eliminating the identified material weaknesses in internal control over financial reporting and improving the design and operating effectiveness of controls and processes. Such improvements will include the development and enhancement of written accounting policies and procedures, including policies and procedures for new accounting pronouncements, as well as communication and training related to the policies and procedures. Upon remediation of the identified material weaknesses, a similar team will be focused on longer-term improvements in key financial processes and support systems, with an emphasis on simplification of the financial reporting structure, automation, and the implementation of preventive and system-based controls.

•                  Training – Management has engaged external consultants to assist U.S. Cellular in developing and implementing a training program specific to the needs of accounting personnel.  Training sessions were conducted in both the fourth quarter of 2006 and the first quarter of 2007, and additional classes will be conducted throughout 2007. In connection with these training efforts, U.S. Cellular plans to develop internal subject matter experts with respect to selected areas of accounting.

•                  Recruiting – U.S. Cellular has added, and is actively recruiting to fill, several new director, manager and staff level positions which will enhance the overall level of technical expertise and enable improvements in controls and processes.

•                  TDS – a Manager, Accounting and Reporting was added in the second quarter of 2005; a Manager, External Reporting was added in the third quarter of 2005; a Director of Accounting Policy and a Director, Internal Controls and SOX Compliance were added in the third quarter of 2006; and a Manager of Accounting Policy was added in the first quarter of 2007. TDS provides shared services to U.S. Cellular including assistance on technical accounting issues and external financial reporting.

•                  U.S. Cellular – a Vice President and Controller was added in the second quarter of 2005 and promoted to Executive Vice President – Finance and Chief Financial Officer in the first quarter of 2007; a Director, Accounting Policy and Reporting was added in the second quarter of 2006; a Manager, Accounting Policy was added in the fourth quarter of 2006; and a new Vice President and Controller was added in the first quarter of 2007.

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

•                  Income Tax Accounting – TDS provides shared services to U.S. Cellular including assistance with accounting for income taxes. TDS has engaged external tax advisors to assist in enhancing controls with respect to monitoring the difference between the income tax basis and financial reporting basis of assets and liabilities and reconciling the difference to the deferred income tax asset and liability balances. The scope of this project encompasses controls over income taxes on a TDS enterprise-wide basis, including U.S. Cellular. In addition, TDS is in the process of implementing a tax provisioning software which it believes will enhance its internal controls related to income taxes on a TDS enterprise-wide basis, including U.S. Cellular.  TDS added an interim consultant in the first quarter of 2007 as the Director of Tax Accounting, a new position.

•                  Forward contracts and related derivative instruments – TDS provides shared services to U.S. Cellular including assistance with accounting for forward contracts and related derivative instruments. TDS has enhanced controls related to derivative instrument transactions and changed its accounting for derivatives. TDS has engaged external financial reporting advisors to provide expertise related to forward contracts, derivative instruments and hedge accounting on an ongoing basis.  More specifically, the financial reporting advisors will provide training designed to ensure that all relevant personnel involved in derivative instrument transactions understand and apply hedge accounting in compliance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Until internal personnel are trained, the financial reporting advisors will consult on any forward contracts and derivative instrument transactions. Further, management has implemented controls to timely and appropriately identify and communicate any change in the derivative contracts that could affect the instrument, hedging effectiveness and underlying security valuation.

•                  Property, plant and equipment – U.S. Cellular began implementation of a new fixed assets management system in 2005.  Enhancements to this system and supporting processes and procedures, including a cycle count program covering cell sites and switches, will improve controls related to accounting and reporting for property, plant and equipment, including controls related to disposals and transfers of decommissioned assets.

Changes in Internal Control Over Financial Reporting

There were no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect U.S. Cellular’s internal control over financial reporting except as discussed below. As discussed herein, U.S. Cellular has made or intends to make material changes to internal control over financial reporting in order to remediate the material weaknesses discussed above.

Leases – U.S. Cellular has designed and implemented controls surrounding the recording and processing of lease information and the disclosure of future lease commitments in U.S. Cellular’s financial statements. Actions taken include expanded utilization of an existing real estate management system to record, track and administer lease information including lease terms, renewal option periods, and future lease commitments. U.S. Cellular conducted a thorough review to ensure that all lease agreements were properly and accurately included in the real estate management system.  In addition, U.S. Cellular implemented new controls related to the approval and recording of lease transactions (including additions, amendments and terminations) and the determination of rent expense and future lease commitments on an ongoing basis.  As a result of these changes in internal control, management has concluded that the material weakness associated with leases has been remediated as of December 31, 2006.

On November 30, 2006, Sandra L. Helton resigned from the position of Executive Vice President and Chief Financial Officer of TDS effective as of the end of the day on December 31, 2006.

On December 4, 2006, Kenneth R. Meyers was appointed Executive Vice President and Chief Financial Officer of TDS effective January 1, 2007, and in such capacity will serve as principal financial officer of TDS.  Mr. Meyers ceased to be U.S. Cellular’s Executive Vice President – Finance, Chief Financial Officer and Treasurer and U.S. Cellular’s principal financial officer on December 31, 2006. Mr. Meyers also was appointed Chief Accounting Officer of U.S. Cellular effective January 1, 2007, and in such capacity will serve as principal accounting officer.

Steven T. Campbell was appointed Executive Vice President-Finance, Chief Financial Officer and Treasurer of U.S. Cellular effective January 1, 2007, and in such capacity will serve as principal financial officer.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated by reference from Exhibit 99.1 to this Form 10-K, Proxy Statement sections entitled “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.  Executive Compensation

Incorporated by reference from Exhibit 99.1 to this Form 10-K, Proxy Statement section entitled “Executive and Director Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from Exhibit 99.1 to this Form 10-K, Proxy Statement sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.  Certain Relationships and Related Transactions

Incorporated by reference from Exhibit 99.1 to this Form 10-K, Proxy Statement sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions.”

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from Exhibit 99.1 to this Form 10-K, Proxy Statement section entitled “Fees Paid to Principal Accountants.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(a)           (1)           Financial Statements

Consolidated Statements of Operations	Annual Report*
Consolidated Statements of Cash Flows	Annual Report*
Consolidated Balance Sheets	Annual Report*
Consolidated Statements of Common Shareholders’ Equity	Annual Report*
Notes to Consolidated Financial Statements	Annual Report*
Consolidated Quarterly Information (Unaudited)	Annual Report*
Management’s Report on Internal Control Over Financial Reporting	Annual Report*
Report of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP	Annual Report*

*              Incorporated by reference from Exhibit 13.

(2)           Financial Statement Schedules

Location
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule— PricewaterhouseCoopers LLP		page S-1
II.	Valuation and Qualifying Accounts	page S-2
Los Angeles SMSA Limited Partnership Financial Statements		page S-3
Report of Independent Registered Public Accounting Firm—Deloitte & Touche LLP		page S-4
Balance Sheets		page S-5
Statements of Operations		page S-6
Statements of Changes in Partners’ Capital		page S-7
Statements of Cash Flows		page S-8
Notes to Financial Statements		page S-9

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
10.8(a)

U.S. Cellular Executive Officer Annual Incentive Plan Effective January 1, 2005, as amended, is hereby incorporated by reference to Exhibit 10.6 to U.S. Cellular’s Quarterly Report on Form 10-Q/A dated June 30, 2005.

10.8(b)

U.S. Cellular 2006 Executive Officer Annual Incentive Plan Effective January 1, 2006 is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated July 12, 2006.

10.9

TDS Supplemental Executive Retirement Plan (As Amended and Restated, Effective January 1, 2005) is hereby incorporated by reference to Exhibit 99.1 to TDS’s Current Report on Form 8-K dated November 2, 2006.

10.10

Compensation Plan for Non-Employee Directors, as amended as of May 3, 2005, is hereby incorporated by reference to exhibit 10.4 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.11(a)

U.S. Cellular 2005 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit B to U.S. Cellular’s Notice of Annual Meeting to Shareholders and Proxy Statement dated April 5, 2005.

10.11(b)	First Amendment to U.S. Cellular 2005 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2006.

10.12	Retention Agreement between TDS and Kenneth R. Meyers dated December 4, 2006, is hereby incorporated by reference to Exhibit 99.3 to TDS’s Form 8-K dated November 30, 2006.

10.13

Executive Deferred Compensation Agreement – Phantom Stock Account for 2007 bonus year between John E. Rooney and U.S. Cellular dated December 13, 2006, is hereby incorporated by reference to Exhibit 10.1 to U. S. Cellular’s Current Report on Form 8-K dated December 13, 2006.

10.14

Executive Deferred Compensation Agreement – Interest Account for 2007 between John E. Rooney and U.S. Cellular dated December 13, 2006, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated December 13, 2006.

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

10.17	U.S. Cellular 2003 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 to U.S. Cellular’s Registration Statement on Form S-8 (Registration No. 333-103543).

10.18	Form of 2005 Long-Term Incentive Plan Stock Option Award Agreement is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Current Report on Form 8-K dated, March 7, 2006.

10.19	Form of 2005 Long-Term Incentive Plan Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.5 to U.S. Cellular’s Current Report on Form 8-K dated, March 7, 2006.

10.20

Form of 2005 Long-Term Incentive Plan 2006 Stock Option Award Agreement for John E. Rooney, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated, March 7, 2006.

10.21

Form of 2005 Long-Term Incentive Plan 2006 Restricted Stock Unit Award Agreement for John E. Rooney, is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated, March 7, 2006.

10.22	Letter Agreement between U.S. Cellular and Steven T. Campbell dated June 1, 2005, is hereby incorporated by reference to Exhibit 99.2 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2005.

10.23

Terms of Letter Agreement Between United States Cellular Corporation and John E. Rooney dated March 28, 2000 is hereby incorporated by reference to Exhibit 10 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

10.29	Form of Executive Deferred Compensation Agreement – Phantom Stock Account between Jay M. Ellison and U.S. Cellular.

10.30	Form of Executive Deferred Compensation Agreement – Interest Account between Jay M. Ellison and U.S. Cellular.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of United States Cellular Corporation:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated April 23, 2007, incorporated by reference in Item 8 of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
April 23, 2007

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Column A	Column B	Column C-1	Column C-2	Column D	Column E
(Dollars in thousands)
For The Year Ended December 31, 2006
Deducted from deferred tax asset:
For unrealized net operating losses	$(15,606)	$(1,668)	$—	$—	$(17,274)
Deducted from accounts receivable:
For doubtful accounts	$(11,410)	$(62,030)	$—	$60,424	$(13,016)
For The Year Ended December 31, 2005
Deducted from deferred tax asset:
For unrealized net operating losses	$(10,945)	$316	$(4,977)	$—	$(15,606)
Deducted from accounts receivable:
For doubtful accounts	(10,820)	(37,857)	—	37,267	(11,410)
For The Year Ended December 31, 2004
Deducted from deferred tax asset:
For unrealized net operating losses	(7,288)	(2,062)	(1,595)	—	(10,945)
Deducted from accounts receivable:
For doubtful accounts	$(12,514)	$(47,546)	$—	$49,240	$(10,820)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Los Angeles SMSA Limited Partnership:

We have audited the accompanying balance sheets of Los Angeles SMSA Limited Partnership (the “Partnership”) as of December 31, 2006 and 2005, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 23, 2007

LOS ANGELES SMSA LIMITED PARTNERSHIP
BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Accounts receivable, net of allowances of $12,028 and $9,274	$255,131	$225,927
Unbilled revenue	26,485	24,203
Due from General Partner	386,206	446,576
Prepaid expenses and other current assets	3,192	2,830
Total current assets	671,014	699,536
PROPERTY, PLANT AND EQUIPMENT—Net	1,552,071	1,452,368
WIRELESS LICENSES	79,543	79,543
OTHER ASSETS	608	547
TOTAL ASSETS	$2,303,236	$2,231,994
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$104,929	$80,285
Advance billings and customer deposits	91,140	75,083
Deferred gain on lease transaction	4,923	4,923
Total current liabilities	200,992	160,291
LONG TERM LIABILITIES:
Deferred gain on lease transaction	63,511	68,024
Other long term liabilities	8,621	5,083
Total long term liabilities	72,132	73,107
Total liabilities	273,124	233,398
COMMITMENTS AND CONTINGENCIES (see Notes 6 and 7)
PARTNERS’ CAPITAL	2,030,112	1,998,596
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,303,236	$2,231,994

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
(Dollars in Thousands)

	Years Ended December 31,
	2006	2005	2004
OPERATING REVENUES (see Note 5 for Transactions with Affiliates and Relate Parties):
Service revenues	$2,926,169	$2,447,848	$2,074,845
Equipment and other revenues	401,584	301,724	225,632
Total operating revenues	3,327,753	2,749,572	2,300,477
OPERATING COSTS AND EXPENSES (see Note 5 for Transactions with Affiliates and Relate Parties):
Cost of service (excluding depreciation and amortization related to network assets included below)	483,552	356,119	266,299
Cost of equipment	553,986	408,579	325,093
Selling, general and administrative	938,591	828,533	764,425
Depreciation and amortization	264,400	237,233	216,317
(Gain) loss on disposal of property, plant and equipment	(23)	(104)	1,558
Total operating costs and expenses	2,240,506	1,830,360	1,573,692
OPERATING INCOME	1,087,247	919,212	726,785
OTHER INCOME:
Interest income, net	38,052	25,067	27,699
Other, net	6,217	4,923	4,923
Total other income	44,269	29,990	32,622
NET INCOME	$1,131,516	$949,202	$759,407
Allocation of Net Income:
Limited partners	$678,909	$569,521	$455,644
General partner	$452,607	$379,681	$303,763

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)

	General Partner	Limited Partners
	AirTouch Cellular	AirTouch Cellular	Cellco Partnership	United States Cellular Corporation	Total Partners’ Capital
BALANCE—January 1, 2004	$595,994	$630,266	$181,779	$81,948	$1,489,987
Distributions	(200,000)	(211,500)	(61,000)	(27,500)	(500,000)
Net income	303,763	321,228	92,647	41,769	759,407
BALANCE—December 31, 2004	699,757	739,994	213,426	96,217	1,749,394
Distributions	(280,000)	(296,100)	(85,400)	(38,500)	(700,000)
Net income	379,681	401,512	115,803	52,206	949,202
BALANCE—December 31, 2005	799,438	845,406	243,829	109,923	1,998,596
Distributions	(440,000)	(465,300)	(134,200)	(60,500)	(1,100,000)
Net income	452,607	478,631	138,045	62,233	1,131,516
BALANCE—December 31, 2006	$812,045	$858,737	$247,674	$111,656	$2,030,112

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,131,516	$949,202	$759,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	264,400	237,233	216,317
Net (gain) loss on disposal of property, plant and equipment	(23)	(104)	1,558
Provision for losses on accounts receivable	25,088	16,578	15,609
Amortization of gain on lease transaction	(4,513)	(4,923)	(4,923)
Changes in certain assets and liabilities:
Accounts receivable	(54,292)	(48,595)	(48,999)
Unbilled revenue	(2,282)	(2,083)	(4,948)
Prepaid expenses and other current assets	(362)	8	(869)
Accounts payable and accrued liabilities	(1,007)	(28,508)	20,749
Advance billings and customer deposits	16,057	9,232	10,042
Other long term liabilities	3,538	5,083	—
Net cash provided by operating activities	1,378,120	1,133,123	963,943
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including purchases from affiliates, net	(338,490)	(391,777)	(314,441)
Change in due from General Partner, net	60,370	(41,346)	(149,502)
Net cash used in investing activities	(278,120)	(433,123)	(463,943)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(1,100,000)	(700,000)	(500,000)
Net cash used in financing activities	(1,100,000)	(700,000)	(500,000)
CHANGE IN CASH	—	—	—
CASH—Beginning of year	—	—	—
CASH—End of year	$—	$—	$—
NONCASH TRANSACTIONS FROM INVESTING AND FINANCING ACTIVITIES:
Accruals for Capital Expenditures	$10,959	$4,979	$23,234

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

The partners and their respective ownership percentages as of December 31, 2006, 2005 and 2004 are as follows:

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

Property, Plant and Equipment—Property, plant and equipment primarily represents costs incurred to construct and expand capacity and network coverage on Mobile Telephone Switching Offices and cell sites. The cost of property, plant and equipment is depreciated over its estimated useful life using the straight-line method of accounting. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease. Major improvements to existing plant and equipment are capitalized. Routine maintenance and repairs that do not extend the life of the plant and equipment are charged to expense as incurred.

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

FCC Licenses—The Federal Communications Commission (“FCC”) issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas.  The FCC grants licenses for terms of up to ten years.  In 1993 the FCC adopted specific standards to apply to cellular renewals, concluding it will reward a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely. The current terms of the Partnership’s FCC licenses expire in April 2007, October 2014 and February 2016. The General Partner believes it will be able to meet all requirements necessary to secure renewal of the Partnership’s cellular licenses. FCC wireless licenses totaling $79,543 are recorded on the books of the Partnership as of December 31, 2006 and 2005.  There are additional wireless licenses issued by the FCC that authorize the Partnership to provide cellular service recorded on the books of Cellco.

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

The FCC licenses, on the books of Cellco and the Partnership, are treated as an indefinite life intangible asset under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets and are not amortized, but rather are tested for impairment annually or between annual dates, if events or circumstances warrant.  All of the licenses in Cellco’s nationwide footprint are tested in the aggregate for impairment under SFAS No. 142.  When testing the carrying value of the wireless licenses in 2004 for impairment, Cellco determined the fair value of the aggregated wireless licenses by subtracting from enterprise discounted cash flows (net of debt) the fair value of all of the other net tangible and intangible assets of Cellco, including previously unrecognized intangible assets. This approach is generally referred to as the residual method.  In addition, the fair value of the aggregated wireless licenses was then subjected to a reasonableness analysis using public information of comparable wireless carriers. If the fair value of the aggregated wireless licenses as determined above was less than the aggregated carrying amount of the licenses, an impairment would have been recognized by Cellco and then may have been allocated to the Partnership. During 2004, tests for impairment were performed with no impairment recognized.

On September 29, 2004, the SEC issued a Staff Announcement No. D-108, Use of the Residual Method to Value Acquired Assets other than Goodwill.  This Staff Announcement requires SEC registrants to adopt a direct value method of assigning value to intangible assets, including wireless licenses, acquired in a business combination under SFAS No. 141, Business Combinations, effective for all business combinations completed after September 29, 2004.  Further, all intangible assets, including wireless licenses, valued under the residual method prior to this adoption are required to be tested for impairment using a direct value method no later than the beginning of 2005. Any impairment of intangible assets recognized upon application of a direct value method by entities previously applying the residual method should be reported as a cumulative effect of a change in accounting principle.  Under this Staff Announcement, the reclassification of recorded balances from wireless licenses to goodwill prior to the adoption of this Staff Announcement is prohibited.

Cellco evaluated its wireless licenses for potential impairment using a direct value methodology as of December 15, 2006 and December 15, 2005 in accordance with SEC Staff Announcement No. D-108. The valuation and analyses prepared in connection with the adoption of a direct value method and subsequent revaluation resulted in no adjustment to the carrying value of either Cellco’s or the Partnership’s wireless licenses and, accordingly, had no effect on its financial statements.  Future tests for impairment will be performed at least annually and more often if events or circumstances warrant.

Cellco does not charge the Partnership for the use of any FCC license recorded on its books.  However, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for all licenses included in Cellco’s national footprint.

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

Additionally, administrative and operating costs incurred by Cellco on behalf of the General Partner, as well as property, plant, and equipment transactions with affiliates, are charged to the Partnership through this account. Interest income or interest expense is based on the average monthly outstanding balance in this account and is calculated by applying the General Partner’s average cost of borrowing from Verizon Global Funding, a wholly-owned subsidiary of Verizon Communications, Inc., which was approximately 5.4%, 4.8% and 5.9% for the years ended December 31, 2006, 2005 and 2004, respectively. Included in net interest income is interest income of $38,286, $25,354 and $27,943 for the years ended December 31, 2006, 2005 and 2004, respectively, related to the due from General Partner.

Distributions—The Partnership is required to make distributions to its partners on a quarterly basis based upon the Partnership’s operating results, cash availability and financing needs as determined by the General Partner at the date of the distribution.

Recently Issued Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157).  SFAS No. 157 defines fair value, expands disclosures about fair value measurements, establishes a framework for measuring fair value in generally accepted accounting principles, and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. The Partnership is required to adopt SFAS No. 157 effective January 1, 2008 on a prospective basis. The Partnership is currently evaluating the impact this new standard will have on its financial statements.

3.                 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of December 31, 2006 and 2005:

	Useful Lives	2006	2005
Land		$8,380	$8,380
Buildings and improvements	10-40 years	352,758	334,619
Cellular plant equipment	3-15 years	2,339,005	2,100,803
Furniture, fixtures and equipment	2-5 years	65,882	87,955
Leasehold improvements	5 years	153,934	126,427
		2,919,959	2,658,184

Less accumulated depreciation and amortization		1,367,888	1,205,816

Property, plant and equipment, net		$1,552,071	$1,452,368

Capitalized network engineering costs of $14,214 and $14,834 were recorded during the years ended December 31, 2006 and 2005, respectively.  Construction-in-progress included in certain of the classifications shown above, principally cellular plant equipment, amounted to $141,047 and $59,361 at December 31, 2006 and 2005, respectively.  Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $264,400, $237,233 and $216,317, respectively.

Tower Transactions—Prior to the acquisition of the Partnership interest by Cellco in 2000, Vodafone Group Plc (“Vodafone”), then parent company of AirTouch Cellular, entered into agreements to sublease all of its unused space on up to 430 of its communications towers (“Sublease Agreement”) to SpectraSite Holdings, Inc. (“SpectraSite”) in exchange for $155,000. At various closings in 2001 and 2000, SpectraSite leased 274 communications towers owned and operated by the Partnership for $98,465.  At December 31, 2006 and 2005, the Partnership has $68,434 and $72,947, respectively, recorded as deferred gain on lease transaction.  The Sublease Agreement requires monthly maintenance fees for the existing physical space used by the Partnership’s cellular equipment. The Partnership paid $9,718, $8,816 and $8,239 to SpectraSite pursuant to the Sublease Agreement for the years ended December 31, 2006, 2005 and 2004, respectively, which is included in cost of service in the accompanying Statements of Operations.  The terms of the Sublease Agreement differ for leased communication towers versus those owned by the Partnership and range from 20 to 99 years.

4.              ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	2006	2005
Accounts payable	$51,891	$26,990
Non-income based taxes and regulatory fees	37,490	35,650
Accrued commission	15,548	17,645

Accounts payable and accrued liabilities	$104,929	$80,285

5.              TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

Significant transactions with affiliates (Cellco and its related entities) and other related parties, including allocations and direct charges, are summarized as follows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Service revenues (a)	$215,812	$152,079	$118,492
Equipment and other revenues (b)	(33,911)	(9,704)	(23,196)
Cost of service (c)	439,658	294,055	233,945
Cost of equipment (d)	52,927	39,234	39,422
Selling, general and administrative (e)	623,738	562,740	515,905

(a)          Service revenues include roaming revenues relating to customers of other affiliated markets, long distance, data and allocated contra-revenues including revenue concessions.

(b)         Equipment and other revenues include switch revenue, sales of handsets and accessories and allocated contra-revenues including equipment concessions and coupon rebates.

(c)          Cost of service includes roaming costs relating to customers roaming in other affiliated markets and allocated cost of telecom, long distance, and handset applications.

(d)         Cost of equipment includes handsets, accessories, and upgrades and allocated warehousing, and freight.

(e)          Selling, general and administrative expenses include salaries, commissions and billing, and allocated office telecom, customer care, salaries, sales and marketing, advertising, and commissions.

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

The Partnership had net purchases involving plant, property, and equipment with affiliates of $225,547, $247,165 and $203,940 in 2006, 2005 and 2004, respectively.

6.                 COMMITMENTS

The General Partner, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities and equipment used in its operations.  Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments.  Rent expense is recorded on a straight-line basis.  The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured.  Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term.  For the years ended December 31, 2006, 2005 and 2004, the Partnership recognized a total of $53,502, $49,606 and $38,414, respectively, as rent expense related to payments under these operating leases, which was included in cost of service and general and administrative expenses in the accompanying Statements of Operations.

Aggregate future minimum rental commitments under noncancelable operating leases, excluding renewal options that are not reasonably assured, for the years shown are as follows:

Years	Amount
2007	$37,263
2008	31,619
2009	26,001
2010	15,712
2011	7,646
2012 and thereafter	11,987

Total minimum payments	$130,228

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters at December 31, 2006 cannot be ascertained. The potential effect, if any, on the financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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

8.                 RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of the Year	Additions Charged to Operations	Write-offs Net of Recoveries	Balance at End of the Year
Accounts Receivable Allowances:
2006	$9,274	$25,088	$(22,334)	$12,028
2005	11,853	16,578	(19,157)	9,274
2004	20,191	15,609	(23,947)	11,853

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION

	By:	/s/ JOHN E. ROONEY
John E. Rooney
President and Chief Executive Officer

	By:	/s/ STEVEN T. CAMPBELL
Steven T. Campbell
Executive Vice President—Finance, Chief Financial Officer and Treasurer
	By:	/s/ KENNETH R. MEYERS
Kenneth R. Meyers
Chief Accounting Officer
Dated April 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN E. ROONEY	Director	April 23, 2007
John E. Rooney

/s/ KENNETH R. MEYERS	Director	April 23, 2007
Kenneth R. Meyers

/s/ LEROY T. CARLSON, JR.	Director	April 23, 2007
LeRoy T. Carlson, Jr.

/s/ LEROY T. CARLSON	Director	April 23, 2007
LeRoy T. Carlson

/s/ WALTER C. D. CARLSON	Director	April 23, 2007
Walter C. D. Carlson

/s/ J. SAMUEL CROWLEY	Director	April 23, 2007
J. Samuel Crowley

/s/ RONALD E. DALY	Director	April 23, 2007
Ronald E. Daly

/s/ PAUL-HENRI DENUIT	Director	April 23, 2007
Paul-Henri Denuit

/s/ HARRY J. HARCZAK, JR.	Director	April 23, 2007
Harry J. Harczak, Jr.

INDEX TO EXHIBITS

Exhibit Number	Description of Documents

3.1

Restated Certificate of Incorporation, as amended, is hereby incorporated by reference to an exhibit to U.S. Cellular’s Amendment No. 2 on Form 8 dated December 28, 1992, to U.S. Cellular’s Report on Form 8-A.

3.2	Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 99.3 to U.S. Cellular’s Current Report on Form 8-K dated December 4, 2006.

4.1

Restated Certificate of Incorporation, as amended, is hereby incorporated by reference to an exhibit to U.S. Cellular’s Amendment No. 2 on Form 8 dated December 28, 1992 to U.S. Cellular’s Report on Form 8-A.

4.2	Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 99.3 to U.S. Cellular’s Current Report on Form 8-K dated December 4, 2006.

4.3

Amended and Restated Revolving Credit Agreement dated December 9, 2004 among United States Cellular Corporation and the lenders named therein, Toronto Dominion (Texas) LLC, as administrative agent, Wachovia Capital Markets, as syndication agent, and Citibank, N.A. and LaSalle Bank National Association as co-documentation agents is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated December 9, 2004.

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

4.4(c)

Form of Third Supplemental Indenture dated as of December 3, 2003 between U.S. Cellular and BNY Midwest Trust Company, relating to $444,000,000 of United States Cellular Corporation’s 6.70% Senior Notes due 2033 is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated December 3, 2003.

4.4(d)

Form of Fourth Supplemental Indenture dated as of June 9, 2004 between United States Cellular Corporation and BNY Midwest Trust Company, relating to $330,000,000 of United States Cellular Corporation’s 7.50% Senior Notes due 2032 is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated June 9, 2004.

4.4(e)

Form of Fifth Supplemental Indenture dated as of June 21, 2004 between United States Cellular Corporation and BNY Midwest Trust Company, relating to $100,000,000 of United States Cellular Corporation’s 6.70% Senior Notes due 2033 is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated June 21, 2004.

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

10.8(a)

U.S. Cellular Executive Officer Annual Incentive Plan Effective January 1, 2005, as amended, is hereby incorporated by reference to Exhibit 10.6 to U.S. Cellular’s Quarterly Report on Form 10-Q/A dated June 30, 2005.

10.8(b)

U.S. Cellular 2006 Executive Officer Annual Incentive Plan Effective January 1, 2006 is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated July 12, 2006.

10.9

TDS Supplemental Executive Retirement Plan (As Amended and Restated, Effective January 1, 2005) is hereby incorporated by reference to Exhibit 99.1 to TDS’s Current Report on Form 8-K dated November 2, 2006.

10.10

Compensation Plan for Non-Employee Directors, as amended as of May 3, 2005, is hereby incorporated by reference to exhibit 10.4 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.11(a)

U.S. Cellular 2005 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit B to U.S. Cellular’s Notice of Annual Meeting to Shareholders and Proxy Statement dated April 5, 2005.

10.11(b)	First Amendment to U.S. Cellular 2005 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2006.

10.12	Retention Agreement between TDS and Kenneth R. Meyers dated December 4, 2006, is hereby incorporated by reference to Exhibit 99.3 to TDS’s Form 8-K dated November 30, 2006.

10.13

Executive Deferred Compensation Agreement – Phantom Stock Account for 2007 bonus year between John E. Rooney and U.S. Cellular dated December 13, 2006, is hereby incorporated by reference to Exhibit 10.1 to U. S. Cellular’s Current Report on Form 8-K dated December 13, 2006.

10.14

Executive Deferred Compensation Agreement – Interest Account for 2007 between John E. Rooney and U.S. Cellular dated December 13, 2006, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated December 13, 2006.

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

10.17	U.S. Cellular 2003 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 to U.S. Cellular’s Registration Statement on Form S-8 (Registration No. 333-103543).

10.18	Form of 2005 Long-Term Incentive Plan Stock Option Award Agreement is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2006.

10.19	Form of 2005 Long-Term Incentive Plan Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.5 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2006.

10.20

Form of 2005 Long-Term Incentive Plan 2006 Stock Option Award Agreement for John E. Rooney, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2006.

10.21

Form of 2005 Long-Term Incentive Plan 2006 Restricted Stock Unit Award Agreement for John E. Rooney, is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2006.

10.22	Letter Agreement between U.S. Cellular and Steven T. Campbell dated June 1, 2005, is hereby incorporated by reference to Exhibit 99.2 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2005.

Exhibit Number	Description of Documents

10.23

Terms of Letter Agreement between United States Cellular Corporation and John E. Rooney dated March 28, 2000 is hereby incorporated by reference to Exhibit 10 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

10.24

Amended and Restated CDMA Master Supply Agreement between U.S. Cellular and Nortel Networks Inc., is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.25

Guaranty dated as of May 14, 2002 by U.S. Cellular in favor of Citibank N.A. relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.26

Guarantee dated as of May 10, 2002 by U. S. Cellular in favor of Credit Suisse First Boston International relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.27

Guaranty dated as of May 15, 2002 by U.S. Cellular in favor of Wachovia Bank, National Association relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.28

Guaranty dated as of May 15, 2002 by U.S. Cellular in favor of Toronto Dominion (New York), Inc. relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.29	Form of Executive Deferred Compensation Agreement – Phantom Stock Account between Jay M. Ellison and U.S. Cellular.

10.30	Form of Executive Deferred Compensation Agreement – Interest Account between Jay M. Ellison and U.S. Cellular.

11	Statement regarding computation of earnings per share (included in footnote 3 to financial statements in Exhibit 13).

12	Statement regarding computation of ratio of earnings to fixed charges for the years ended December 31, 2006, 2005, 2004, 2003 and 2002.

13	Incorporated portions of 2006 Annual Report to Shareholders.

21	Subsidiaries of United States Cellular Corporation.

23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.

23.2	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.

31.1	Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Incorporated portions of certain sections as expected to be included in Notice of Annual Meeting of Shareholders and Proxy Statement for 2007 Annual Meeting of Shareholders.

8410 West Bryn Mawr
Suite 700
Chicago, Illinois 60631
(773) 399-8900