Form 10-Q
period 2007-03-31
UNITED STATES CELLULAR CORP
filed 2007-05-15
CIK 821130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐  No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Shares, $1 par value	54,308,100 Shares
Series A Common Shares, $1 par value	33,005,877 Shares

UNITED STATES CELLULAR CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2007

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$860,583	$769,222
Equipment sales	74,091	67,154
Total Operating Revenues	934,674	836,376
OPERATING EXPENSES
System operations (excluding Depreciation, amortization and accretion shown separately below)	167,284	153,318
Cost of equipment sold	154,679	143,316
Selling, general and administrative (including charges from affiliates of $27.8 million and $24.3 million for the three months ended March 31, 2007 and 2006, respectively)	354,931	327,704
Depreciation, amortization and accretion	149,257	142,025
Total Operating Expenses	826,151	766,363

OPERATING INCOME	108,523	70,013

INVESTMENT AND OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated entities	23,098	19,483
Interest and dividend income	2,550	588
Fair value adjustment of derivative instruments	12,461	4,815
Interest expense	(23,684)	(23,208)
Other income (expense), net	(585)	202
Total Investment and Other Income (Expense)	13,840	1,880

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	122,363	71,893
Income tax expense	43,888	28,710

INCOME BEFORE MINORITY INTEREST	78,475	43,183
Minority share of income	(4,074)	(3,737)

NET INCOME	$74,401	$39,446

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	87,882	87,213
BASIC EARNINGS PER SHARE	$0.85	$0.45

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	88,688	87,807
DILUTED EARNINGS PER SHARE	$0.84	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$74,401	$39,446
Add (deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	149,257	142,025
Bad debts expense	11,087	7,394
Stock-based compensation expense	3,022	7,325
Deferred income taxes, net	369	(1,441)
Equity in earnings of unconsolidated entities	(23,098)	(19,483)
Distributions from unconsolidated entities	2,226	5,547
Minority share of income	4,074	3,737
Unrealized fair value adjustment for derivative instruments	(12,461)	(4,815)
Noncash interest expense	445	445
Changes in assets and liabilities from operations
Change in accounts receivable	14,019	(7,712)
Change in inventory	16,106	7,629
Change in accounts payable	(21,058)	(42,610)
Change in customer deposits and deferred revenues	11,639	2,376
Change in accrued taxes	46,041	31,209
Change in accrued interest	9,382	9,363
Change in other assets and liabilities	(30,385)	(23,541)
	255,066	156,894

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(109,729)	(117,209)
Cash received from divestitures	279	—
Cash paid for acquisitions	(18,237)	—
Other investing activities	662	(1,697)
	(127,025)	(118,906)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	25,000	55,000
Repayment of notes payable	—	(105,000)
Common shares reissued	5,558	3,858
Capital distributions to minority partners	(2,769)	(4,146)
Other financing activities	1,114	342
	28,903	(49,946)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	156,944	(11,958)

CASH AND CASH EQUIVALENTS
Beginning of period	32,912	29,003
End of period	$189,856	$17,045

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

Unaudited

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$189,856	$32,912
Accounts receivable
Customers, less allowance of $9,342 and $12,027, respectively	295,613	305,475
Roaming	30,899	30,396
Other, less allowance of $757 and $989, respectively	55,919	71,567
Marketable equity securities	240,792	249,039
Inventory	101,196	117,189
Prepaid expenses	45,520	34,955
Other current assets	10,642	13,385
	970,437	854,918
INVESTMENTS
Licenses	1,502,227	1,494,327
Goodwill	491,270	485,452
Customer lists, net of accumulated amortization of $71,883 and $68,110, respectively	23,983	26,196
Marketable equity securities	4,436	4,873
Investments in unconsolidated entities	171,040	150,325
Notes and interest receivable – long-term	4,512	4,541
	2,197,468	2,165,714
PROPERTY, PLANT AND EQUIPMENT
In service and under construction	5,195,511	5,120,994
Less accumulated depreciation	2,595,669	2,492,146
	2,599,842	2,628,848

OTHER ASSETS AND DEFERRED CHARGES	30,447	31,136

TOTAL ASSETS	$5,798,194	$5,680,616

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unaudited

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
CURRENT LIABILITIES
Notes payable	$60,000	$35,000
Prepaid forward contracts	159,856	159,856
Accounts payable
Affiliated	10,892	13,568
Trade	222,921	241,303
Customer deposits and deferred revenues	135,149	123,344
Accrued taxes	69,480	26,913
Derivative liability	76,379	88,840
Deferred income tax liability	27,035	26,326
Accrued compensation	32,613	47,842
Other current liabilities	106,043	93,718
	900,368	856,710

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	582,580	601,535
Asset retirement obligation	131,404	127,639
Other deferred liabilities and credits	72,216	62,914
	786,200	792,088

LONG-TERM DEBT
Long-term debt	1,001,953	1,001,839

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	38,005	36,700

COMMON SHAREHOLDERS’ EQUITY
Common Shares, par value $1 per share; authorized 140,000,000 shares; issued 55,045,685 shares	55,046	55,046
Series A Common Shares, par value $1 per share; authorized 50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006
Additional paid-in capital	1,294,969	1,290,829
Treasury Shares, at cost, 178,488 and 329,934 Common Shares, respectively	(7,771)	(14,462)
Accumulated other comprehensive income	74,879	80,382
Retained earnings	1,621,539	1,548,478
	3,071,668	2,993,279
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,798,194	$5,680,616

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.               Basis of Presentation

The accounting policies of United States Cellular Corporation (“U.S. Cellular”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of U.S. Cellular, its majority-owned subsidiaries since acquisition, general partnerships in which U.S. Cellular has a majority partnership interest and any entity in which U.S. Cellular has a variable interest that requires U.S. Cellular to recognize a majority of the entity’s expected gains or losses, or both. All material intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the 2007 financial statement presentation.

The consolidated financial statements included herein have been prepared by U.S. Cellular, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, U.S. Cellular believes that the disclosures included herein are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2006 (“Form 10-K”).

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006, and the cash flows for the three months ended March 31, 2007 and 2006.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year 2007.

2.               Summary of Significant Accounting Policies

Pension Plan

U.S. Cellular participates in a qualified noncontributory defined contribution pension plan sponsored by Telephone and Data Systems, Inc. (“TDS”), U.S. Cellular’s parent organization.  The plan provides pension benefits for the employees of U.S. Cellular and its subsidiaries.  Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently.  Pension costs were $2.1 million and $1.9 million for the three months ended March 31, 2007 and 2006, respectively.

Amounts Collected from Customers and Remitted to Governmental Authorities

Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), requires disclosure of U.S. Cellular’s policy related to the presentation of such items.  U.S. Cellular records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.  If the tax is assessed upon U.S. Cellular, then amounts collected from customers as recovery of the tax are recorded in revenues and amounts remitted to governmental authorities are recorded in expenses. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $27.3 million and $19.0 million for the three months ended March 31, 2007 and 2006, respectively.

Recent Accounting Pronouncements

The FASB issued Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes -an interpretation of FASB Statement No. 109 (“FIN 48”) in July 2006.  See Note 5 – Income Taxes for information related to U.S. Cellular’s adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy, from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is effective for U.S. Cellular’s 2008 financial statements; however, earlier application is encouraged. U.S. Cellular is currently reviewing the requirements of SFAS 157 and has not determined the impact, if any, on its financial position or results of operations.

In September 2006, FASB ratified Emerging Issues Task Force Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF 06-1”). This guidance requires the application of EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (“EITF 01-9”), when consideration is given to a reseller or manufacturer for benefit to the service provider’s end customer. EITF 01-9 requires the consideration given be recorded as a liability at the time of the sale of the equipment and also provides guidance for the classification of the expense. EITF 06-1 is effective for U.S. Cellular’s 2008 financial statements. U.S. Cellular is currently reviewing the requirements of EITF-06-1 and has not yet determined the impact, if any, on its financial position or results of operations.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”), was issued in February 2007.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for U.S. Cellular’s 2008 financial statements. U.S. Cellular is currently reviewing the requirements of SFAS 159 and has not yet determined the impact, if any, on its financial position or results of operations.

3.               Acquisitions, Divestitures and Exchanges

U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, U.S. Cellular reviews attractive opportunities to acquire additional operating markets and wireless spectrum.  In addition, U.S. Cellular may seek to divest outright or include in exchanges for other wireless interests those markets and wireless interests that are not strategic to its long-term success.

In first quarter of 2007, U.S. Cellular received $0.3 million from escrow that was set up in the fourth quarter of 2006 in conjunction with the sale of Midwest Wireless Communications to ALLTEL Corporation.  U.S. Cellular had owned an interest in Midwest Wireless Communications prior to the purchase by ALLTEL.

On February 1, 2007, U.S. Cellular purchased 100% of the membership interests of Iowa 15 Wireless, LLC (“Iowa 15”) and obtained the 25 megahertz Federal Communications Commission cellular license to provide wireless service in Iowa Rural Service Area (“RSA”)15 for approximately $18.2 million in cash, subject to a working capital adjustment. This acquisition increased investments in licenses, goodwill and customer lists by $7.9 million, $5.8 million and $1.6 million, respectively.  The $5.8 million of goodwill is deductible for income tax purposes.

4.               Fair Value Adjustment of Derivative Instruments

Fair value adjustment of derivative instruments resulted in gains of $12.5 million in the three months ended March 31, 2007 and $4.8 million in the three months ended March 31, 2006.  Fair value adjustment of derivative instruments for the period reflects the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Vodafone marketable equity securities not designated as a hedge. See Note 9 – Marketable Equity Securities and Forward Contracts and Note 14 – Long-Term Debt and Forward Contracts for additional information related to the forward contracts.

The accounting for the embedded collars as derivative instruments not designated as a hedge results in increased volatility in the results of operations, as fluctuations in the market price of the underlying Vodafone marketable equity securities result in changes in the fair value of the embedded collars being recorded in the Consolidated Statements of Operations.

5.               Income Taxes

The overall effective tax rate on income before income taxes and minority interest for the three months ended March 31, 2007 and 2006 was 35.9% and 39.9%, respectively. The effective tax rate for the 2007 period is 4.0 percentage points less than 2006 primarily due to a reduction in state tax expense.

Effective January 1, 2007, U.S. Cellular adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. In accordance with FIN 48, U.S. Cellular recognized a cumulative-effect adjustment of $1.3 million, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of Retained earnings.

At January 1, 2007, U.S. Cellular had $25.8 million in unrecognized tax benefits, which, if recognized, would reduce income tax expense by $19.3 million. Included in the balance of unrecognized tax benefits at January 1, 2007, is an immaterial amount related to tax positions for which it is possible that the total amounts could change during the next twelve months.

U.S. Cellular recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. This amount totaled $1.5 million for the quarter ended March 31, 2007. Accrued interest and penalties were $6.1 million and $7.6 million as of January 1, 2007 and March 31, 2007, respectively.

U.S. Cellular is included in a consolidated federal income tax return with other members of the TDS consolidated group. TDS and U.S. Cellular are parties to a Tax Allocation Agreement which provides that U.S. Cellular and its subsidiaries be included with the TDS affiliated group in a consolidated federal income tax return and in state income or franchise tax returns in certain situations. For financial statement purposes, U.S. Cellular and its subsidiaries calculate their income, income taxes and credits as if they comprised a separate affiliated group. Under the Tax Allocation Agreement, U.S. Cellular remits its applicable income tax payments to TDS. U.S. Cellular had a tax payable balance with TDS of $34.3 million as of March 31, 2007 and $3.7 million as of December 31, 2006.

U.S. Cellular and its subsidiaries file federal and various state income tax returns. With few exceptions, U.S. Cellular is no longer subject to Federal, state and local income tax examinations by tax authorities for years prior to 2002.  In June of 2006, the IRS commenced its audit of TDS’s 2002 – 2004 consolidated federal income tax returns, which include U.S. Cellular. After TDS filed its 2005 consolidated federal tax return in September 2006, the IRS added 2005 to the audit cycle. The audit of 2002 – 2005 is in its preliminary stages.

6.               Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using net income and weighted average common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and the vesting of restricted stock units.

The net income amounts used in computing earnings per share and the effects on the weighted average number of common shares and earnings per share of potentially dilutive stock options and restricted stock units are as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars and shares in thousands, except earnings per share)

Net income	$74,401	$39,446

Weighted average number of shares used in basic earnings per share	87,882	87,213
Effect of Dilutive Securities:
Stock options (1)	698	538
Restricted stock units	108	56
Weighted average number of shares used in diluted earnings per share	88,688	87,807

Basic Earnings per Share	$0.85	$0.45

Diluted Earnings per Share	$0.84	$0.45

(1)          Stock options convertible into 5,016 Common Shares in 2007 and 159,776 Common Shares in 2006 were not included in computing Diluted Earnings per Share because their effects were antidilutive.

7.               Licenses and Goodwill

U.S. Cellular has substantial amounts of licenses and goodwill as a result of the acquisition of wireless markets. The changes in licenses and goodwill for the three months ended March 31, 2007 and 2006 were as follows:

	March 31, 2007	March 31, 2006
	(Dollars in thousands)
Licenses
Balance, beginning of period	$1,494,327	$1,362,263
Acquisitions	7,900	—
Other	—	(227)
Balance, end of period	$1,502,227	$1,362,036

	March 31, 2007	March 31, 2006
	(Dollars in thousands)
Goodwill
Balance, beginning of period	$485,452	$481,235
Acquisitions	5,818	—
Other adjustments	—	318
Balance, end of period	$491,270	$481,553

8.               Customer Lists

Customer lists, which are intangible assets resulting from acquisitions of wireless markets, are amortized based on average customer retention periods using the double declining balance method in the first year, switching to straight-line over the remaining estimated life.  Amortization expense was $3.8 million and $5.7 million for the first quarter of 2007 and 2006, respectively.  Amortization expense for the remainder of 2007 and for the years 2008-2012 is expected to be $6.6 million, $7.5 million, $5.6 million, $3.9 million, $0.3 million and $0.1 million, respectively.

9.               Marketable Equity Securities and Forward Contracts

U.S. Cellular holds a substantial amount of marketable equity securities that are publicly traded and can have volatile movements in share prices.  U.S. Cellular does not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets.

Information regarding U.S. Cellular’s marketable equity securities is summarized below.

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Marketable Equity Securities – Current Assets
Vodafone Group Plc 8,964,698 and 8,964,698 American Depositary Receipts, respectively	$240,792	$249,039
Marketable Equity Securities – Investments
Rural Cellular Corporation 370,882 Common Shares	4,436	4,873
Total aggregate fair value	245,228	253,912
Accounting cost basis	131,512	131,512
Gross unrealized holding gains	113,716	122,400
Deferred income tax liability	(41,674)	(44,855)
Net unrealized holding gains	72,042	77,545
Derivative instruments, net of tax	2,837	2,837
Accumulated other comprehensive income	$74,879	$80,382

The investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic wireless investments to or settlements with AirTouch Communications, Inc. (“AirTouch”), in exchange for stock of AirTouch, which was then acquired by Vodafone whereby U.S. Cellular received American Depositary Receipts (“ADRs”) representing Vodafone stock.

U.S. Cellular has entered into a number of forward contracts related to the Vodafone ADRs that it holds.  The economic hedge risk management objective of the forward contracts is to hedge the value of the securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities.  The downside risk is hedged at or above the accounting cost basis of the securities.

The forward contracts related to the Vodafone ADRs mature in May 2007. U.S. Cellular has elected to deliver the Vodafone ADRs in settlement of the forward contracts and to dispose of all remaining Vodafone ADRs in connection therewith.   As a result, after all forward contracts are settled in May 2007, U.S. Cellular will no longer own any Vodafone ADRs and will no longer have any liability or other obligations under the related forward contracts.  U.S. Cellular expects to record a gain on the settlement of the forward contracts and the disposition of the remaining Vodafone ADRs.

See Note 14 – Long-term Debt and Forward Contracts for additional information related to U.S. Cellular’s forward contracts.

10.         Investment in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a minority interest.  These investments are accounted for using either the equity or cost method.

U.S. Cellular’s significant investments in unconsolidated entities include the following:

	March 31, 2007	March 31, 2006

Los Angeles SMSA Limited Partnership	5.5%	5.5%
Midwest Wireless Communications, L.L.C. (1)	—	14.2%
North Carolina RSA 1 Partnership	50.0%	50.0%
Oklahoma City SMSA Limited Partnership	14.6%	14.6%

(1)          In addition, U.S. Cellular owns a 49% interest in an entity which owned an interest of approximately 2.9% in Midwest Wireless Holdings, L.L.C., the parent company of Midwest Wireless Communications, L.L.C. The investment in Midwest Wireless Holdings, L.L.C. was disposed of in the fourth quarter of 2006.

Based primarily on data furnished to U.S. Cellular by third parties, the following summarizes the combined results of operations of U.S. Cellular’s equity method investments:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Results of Operations
Revenues	$1,092,000	$987,000
Operating expenses	727,000	683,000
Operating income	365,000	304,000
Other income (expense), net	7,000	8,000
Net Income	$372,000	$312,000

11.         Property, Plant and Equipment

U.S. Cellular reviews the estimated useful lives of its property, plant and equipment, including leasehold improvements, in the first quarter of its fiscal year and adjusts such estimated useful lives as appropriate. U.S. Cellular did not change the useful lives of its property, plant and equipment, including leasehold improvements, in 2007 or 2006.

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

U.S. Cellular accounts for its asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, (“SFAS 143”) and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which require entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. At the time the liability is incurred, U.S. Cellular records a liability equal to the net present value of the estimated cost of the asset retirement obligation and increases the carrying amount of the related long-lived asset by an equal amount. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of an obligation, any difference between the cost to retire an asset and the recorded liability (including accretion of discount) is recognized in the Consolidated Statement of Operations as a gain or loss.

The table below summarizes the changes in asset retirement obligations during the three months ended March 31, 2007 and 2006.

	March 31, 2007	March 31, 2006
	(Dollars in thousands)
Balance, beginning of period	$127,639	$90,224
Additional liabilities accrued	1,177	1,549
Acquisition of assets	348	—
Disposition of assets	(105)	(20)
Accretion expense	2,345	1,737
Balance, end of period	$131,404	$93,490

13.         Revolving Credit Facility

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes.  At March 31, 2007, outstanding borrowings and letters of credit were $60 million and $0.4 million, respectively, leaving $639.6 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating.  At March 31, 2007, the contractual spread was 75 basis points.  U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months (the one-month LIBOR was 5.32% at March 31, 2007). If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 8.25% at March 31, 2007).  This credit facility expires in December 2009.

U.S. Cellular’s interest cost on its revolving credit facility would increase if its current credit rating from Moody’s Investor Service (“Moody’s”) was lowered. However, the credit facility would not cease to be available or accelerate solely as a result of a decline in U.S. Cellular’s credit rating. A downgrade in U.S. Cellular’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future. At the date of this filing, U.S. Cellular’s credit ratings are as follows:

Moody’s (Issued November 10, 2005)	Baa3	– under review for possible further downgrade
Standard & Poor’s (Issued April 23, 2007)	BB+	– on credit watch with negative implications
Fitch Ratings (Issued November 10, 2005)	BBB+	– on ratings watch negative

On February 13, 2007, Standard & Poor’s lowered its credit rating on U.S. Cellular to BBB- from BBB. The ratings remained on credit watch with negative implications. On April 23, 2007, Standard & Poor’s lowered its credit rating on U.S. Cellular to BB+ from BBB-. The ratings remain on credit watch with negative implications.

The maturity date of U.S. Cellular’s revolving credit facility would accelerate in the event of a change in control.

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. On November 6, 2006, U.S. Cellular announced that it would restate certain financial statements which caused U.S. Cellular to be late in certain SEC filings. The restatements and late filings resulted in defaults under the revolving credit facility. However, U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios and U.S. Cellular did not fail to make any scheduled payments.  U.S. Cellular received waivers from the lenders associated with the revolving credit facility, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waivers require the Form 10-K for the year ended December 31, 2006 to be filed by June 30, 2007 and the Form 10-Q for the quarter ended March 31, 2007 to be filed within 45 days after the filing of the Form 10-K for the year ended December 31, 2006. The Form 10-K for the year ended December 31, 2006 was filed on April 23, 2007; therefore, the Form 10-Q for the quarter ended March 31, 2007 is required to be filed by June 7, 2007.

14.         Long-Term Debt and Forward Contracts

There were no significant changes in long-term debt during the three months ended March 31, 2007.

The late filing of U.S. Cellular’s Form 10-Q for the quarterly period ended September 30, 2006 and Form 10-K for the year ended December 31, 2006, and the failure to deliver such Form 10-Q and Form 10-K to the trustees of the U.S. Cellular debt indenture on a timely basis, resulted in non-compliance under such debt indenture. However, this non-compliance did not result in an event of default or a default. U.S. Cellular believes that such non-compliance was cured upon the filing of the Form 10-Q on February 23, 2007 and the Form 10-K on April 23, 2007. U.S. Cellular has not failed to make and does not expect to fail to make any scheduled payment of principal or interest under such indenture.

Except as noted above, U.S. Cellular believes it was in compliance as of March 31, 2007 with all covenants and other requirements set forth in its long-term debt indenture. Such indenture does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.

Forward Contracts

A subsidiary of U.S. Cellular has outstanding prepaid forward contracts with counterparties in connection with its 8,964,698 Vodafone Group Plc ADRs. The $159.9 million principal amount of the forward contracts is accounted for as a loan. The prepaid forward contracts contain embedded collars that are bifurcated and receive separate accounting treatment in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133”). The Vodafone securities are pledged as collateral for the forward contracts.

The forward contracts related to the Vodafone ADRs mature in May 2007. Accordingly, the Vodafone ADRs are classified as Current Assets and the related forward contracts and derivative liability are classified as Current Liabilities in the Consolidated Balance Sheets at March 31, 2007 and December 31, 2006. The forward contracts require quarterly interest payments at the LIBOR rate plus 50 basis points (the three-month LIBOR rate was 5.35% at March 31, 2007).

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

U.S. Cellular has elected to deliver the Vodafone ADRs in settlement of the forward contracts, and to dispose of all remaining Vodafone ADRs in connection therewith.   As a result, after all forward contracts are settled in May 2007, U.S. Cellular will no longer own any Vodafone ADRs and will no longer have any liability or other obligations under the related forward contracts.  See Note 9 – Marketable Equity Securities and Forward Contracts for additional information related to the expected settlement of the forward contracts and disposal of the remaining Vodafone ADRs.

U.S. Cellular is required to comply with certain covenants under the forward contracts.  On November 6, 2006, U.S. Cellular announced that it would restate certain financial statements which caused U.S. Cellular to be late in certain SEC filings. The restatements and late filings resulted in defaults under certain forward contracts.  However, U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios and U.S. Cellular did not fail to make any scheduled payments. U.S. Cellular received waivers from the counterparty associated with such forward contracts, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waivers require the Form 10-K for the year ended December 31, 2006 to be filed by June 30, 2007 and the Form 10-Q for the quarter ended March 31, 2007 to be filed within 45 days after the filing of the Form 10-K for the year ended December 31, 2006. The Form 10-K for the year ended December 31, 2006 was filed on April 23, 2007; therefore the Form 10-Q for the quarter ended March 31, 2007 is required to be filed by June 7, 2007.

15.         Commitments and Contingencies

Contingent obligations, including indemnities, litigation and other possible commitments are accounted for in accordance with SFAS No. 5, Accounting for Contingencies, which requires that an estimated loss be recorded if it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accordingly, those contingencies that are deemed to be probable and where the amount of the loss is reasonably estimable are accrued in the financial statements. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been or will be incurred, even if the amount is not estimable. The assessment of contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of accruals and related financial statement disclosures. The ultimate outcomes of contingencies could materially impact the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

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

Legal Proceedings

U.S. Cellular is involved in a number of legal proceedings before the FCC and various state and federal courts. In accordance with SFAS No.5, if U.S. Cellular believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss.  If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued.  The assessment of the expected outcomes of legal proceedings is a highly subjective process that requires judgments about future events.  The legal proceedings are reviewed at least quarterly to determine the adequacy of accruals and related financial statement disclosures. The ultimate outcomes of legal proceedings could differ materially from amounts accrued in the financial statements.

16.         Minority Interest in Subsidiaries

Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, certain minority interests in consolidated entities with finite lives may meet the standard’s definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement, assuming an orderly liquidation of the finite-lived entity, net of estimated liquidation costs (the “settlement value”).  U.S. Cellular’s consolidated financial statements include certain minority interests that meet the standard’s definition of mandatorily redeemable financial instruments.  These mandatorily redeemable minority interests represent interests held by third parties in consolidated partnerships and limited liability companies (“L.L.C.s”), where the terms of the underlying partnership or L.L.C. agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the minority interest holders and U.S. Cellular in accordance with the respective partnership and L.L.C. agreements.  The termination dates of U.S. Cellular’s mandatorily redeemable minority interests range from 2042 to 2105.

The settlement value of U.S. Cellular’s mandatorily redeemable minority interests was estimated to be $183.9 million at March 31, 2007. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and L.L.C.s on March 31, 2007, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FASB Staff Position (“FSP”) No. FAS 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests. U.S. Cellular has no current plans or intentions to liquidate any of the related partnerships or L.L.C.s prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and L.L.C.s at March 31, 2007 was $39.0 million and is included in the Consolidated Balance Sheet caption Minority Interest. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $144.9 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and L.L.C.s. Neither the minority interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements under U.S. GAAP. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. A change in those factors and assumptions could result in a materially larger or smaller settlement amount.

17.         Common Share Repurchase Program

The Board of Directors of U.S. Cellular has authorized the repurchase of a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans.  No U.S. Cellular Common Shares were repurchased in the first quarter of 2007 or 2006.

On March 6, 2007, the Board of Directors of U.S. Cellular authorized the repurchase of up to 500,000 Common Shares of U.S. Cellular from time to time through open market purchases, block transactions, private transactions or other methods.  This authorization will expire on March 6, 2010.  This authorization is in addition to U.S. Cellular’s existing limited share repurchase authorization discussed above. See Note 20 – Subsequent Events for additional information related to this share repurchase authorization.

18.         Comprehensive Income

The cumulative balance of unrealized gains and (losses) on marketable equity securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$77,545	$41,287
Add (deduct):
Unrealized gains (losses) on marketable equity securities	(8,685)	(5,803)
Deferred income tax (expense) benefit	3,182	2,130
Net change in unrealized gains (losses) on marketable equity securities in comprehensive income	(5,503)	(3,673)
Balance, end of period	$72,042	$37,614

Derivative Instruments
Balance, beginning of period	$2,837	$2,835
Add (deduct):
Deferred income tax (expense)	—	—
Net change in unrealized gains (losses) on derivative instruments included in comprehensive income	—	—
Balance, end of period	$2,837	$2,835

Accumulated Other Comprehensive Income
Balance, beginning of period	$80,382	$44,122
Net change in marketable equity securities	(5,503)	(3,673)
Net change in derivative instruments	—	—
Net change in unrealized gains (losses) included in comprehensive income	(5,503)	(3,673)
Balance, end of period	$74,879	$40,449

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Comprehensive Income
Net Income	$74,401	$39,446
Net change in unrealized gains (losses) on marketable equity securities and derivative instruments	(5,503)	(3,673)
	$68,898	$35,773

19.         Stock-Based Compensation

Stock-Based Compensation Plans

Effective January 1, 2006, U.S. Cellular adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method.   Upon adoption of SFAS 123(R), U.S. Cellular elected to continue to value its share-based payment transactions using a Black-Scholes valuation model, which was previously used by U.S. Cellular for purposes of preparing the pro forma disclosures under SFAS 123.

U.S. Cellular has established the following stock-based compensation plans: a long-term incentive plan, an employee stock purchase plan, and a non-employee director compensation plan.

Under the U.S. Cellular 2005 Long-Term Incentive Plan, U.S. Cellular may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units, and deferred compensation stock unit awards to key employees. At March 31, 2007, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock awards, restricted stock unit awards, and deferred compensation stock unit awards.

At March 31, 2007, U.S. Cellular had reserved 4,734,000 Common Shares for equity awards granted and to be granted under the long-term incentive plan, and also had reserved 106,000 Common Shares for issuance to employees under an employee stock purchase plan. The maximum number of U.S. Cellular Common Shares that may be issued to employees under all stock-based compensation plans in effect at March 31, 2007 was 4,840,000 shares. U.S. Cellular currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan, restricted stock unit awards and deferred compensation stock unit awards.

Long-Term Incentive Plan – Stock Options— Stock options granted to key employees are exercisable over a specified period not in excess of ten years. Stock options generally vest over periods up to four years from the date of grant. Stock options outstanding at March 31, 2007 expire between 2007 and 2016. However, vested stock options typically expire 30 days after the effective date of an employee’s termination of employment for reasons other than retirement. Employees who leave at the age of retirement have 90 days (or one year if they satisfy certain requirements) within which to exercise their vested stock options. The exercise price of the option generally equals the market value of U.S. Cellular Common Shares on the date of grant.  As a consequence of late SEC filings, U.S. Cellular suspended issuances of shares under the 2005 Long Term Incentive Plan as of February 24, 2007. In conjunction with the filing of the Form 10-K for the year ended December 31, 2006 on April 23, 2007, such suspension was lifted as of April 24, 2007. Under the 2005 Long Term Incentive Plan as amended, the exercise period for any stock options that would otherwise expire or be forfeited during a suspension period is extended to 30 days following the lifting of the suspension.

U.S. Cellular did not grant any options during the three months ended March 31, 2007 and 2006. U.S. Cellular estimates the fair value of stock options granted using the Black-Scholes valuation model. The fair value is then recognized as compensation cost on a straight-line basis over the requisite service period, which is generally the vesting period, for each separately vesting portion of the awards as if the awards were, in-substance, multiple awards.

A summary of outstanding and exercisable stock options as of March 31, 2007 is presented below

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2007	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2007	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$15.00-$36.99	569,000	6.0	$25.83	558,000	N/A	$25.73
$37.00-$49.99	1,119,000	7.1	$42.94	805,000	N/A	$42.55
$50.00-$75.00	716,000	7.6	$61.21	321,000	N/A	$63.29
	2,404,000	7.0	$44.33	1,684,000	6.4	$40.93

The aggregate intrinsic values of options outstanding and exercisable at March 31, 2007 were $70.0 million and $54.8 million, respectively.  The aggregate intrinsic value represents the total pretax intrinsic value (the difference between U.S. Cellular’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount will change in future periods based on the market price of U.S. Cellular’s stock.

Long-Term Incentive Plan – Restricted Stock Units—U.S. Cellular grants restricted stock unit awards, which generally vest after three years, to key employees.  U.S. Cellular estimates the fair value of restricted stock units based on the closing market price of U.S. Cellular shares on the date of grant, which is not adjusted for any dividends foregone during the vesting period because U.S. Cellular has never paid a dividend and has expressed its intention to retain all future earnings in the business. The fair value is then recognized as compensation cost on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

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

Employee Stock Purchase Plan—Under the 2003 Employee Stock Purchase Plan, eligible employees of U.S. Cellular and its subsidiaries may purchase a limited number of U.S. Cellular Common Shares on a quarterly basis. U.S. Cellular had reserved 106,000 Common Shares at March 31, 2007 for issuance under this plan.  The plan became effective on April 1, 2003 and will terminate on December 31, 2008. The per share cost to each participant is 85% of the market value of the Common Shares as of the issuance date. U.S. Cellular employees are also eligible to participate in the TDS employee stock purchase plan. The effective dates and per share costs in the TDS plan are the same as those for the U.S. Cellular plan.  Under SFAS 123(R), both of these employee stock purchase plans are considered compensatory plans; therefore recognition of compensation costs for stock issued under these plans is required. Compensation cost is measured as the difference between the cost of the shares to the plan participants and the fair market value of the shares on the date of issuance. However, due to restrictions on activity under these plans in place during the three months ended March 31, 2007, no compensation cost was recognized during this period for either plan.

Non-Employee Director Compensation Plan - U.S. Cellular also has established a Non-Employee Director Compensation Plan under which it has reserved 3,800 Common Shares of U.S. Cellular for issuance as compensation to members of the board of directors who are not employees of U.S. Cellular or TDS.

During the three months ended March 31, 2007 and 2006, U.S. Cellular recognized stock-based compensation costs of $3.0 million and $7.3 million, respectively. At March 31, 2007, unrecognized compensation cost for all U.S. Cellular stock-based compensation awards was $10.9 million. The unrecognized compensation cost for stock-based compensation awards at March 31, 2007 is expected to be recognized over a weighted average period of 0.9 years.

20.         Subsequent Events

Barat Wireless, L.P.

U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 66. Barat Wireless was qualified to receive a 25% discount available to “very small businesses” which were defined as having annual gross revenues of less than $15 million. At the conclusion of the auction on September 18, 2006, Barat Wireless was the high bidder with respect to 17 licenses and had bid $127.1 million, net of its discount.  On April 30, 2007, the FCC granted Barat Wireless’ applications with respect to the 17 licenses for which it was the winning bidder.

Common Stock Repurchase Program

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

In connection with the ASR, the investment bank will purchase an equivalent number of shares in the open-market over time. The program must be completed within two years. At the end of the program, U.S. Cellular will receive or pay a price adjustment based on the average price of shares acquired by the investment bank pursuant to the ASR during the purchase period. Generally, the purchase price adjustment can be settled, at U.S. Cellular’s option, in cash or in U.S. Cellular Common Shares. The subsequent purchase price adjustment will change the cost basis of the treasury shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

United States Cellular Corporation (“U.S. Cellular” - AMEX symbol: USM) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 80.6%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”) as of March 31, 2007.

The following discussion and analysis should be read in conjunction with U.S. Cellular’s interim consolidated financial statements included herein, and with its audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2006.

SUMMARY OF HOLDINGS

U.S. Cellular owned, or had the right to acquire pursuant to certain agreements, either majority or minority interests in 236 wireless markets at March 31, 2007. A summary of the number of markets U.S. Cellular owned or had rights to acquire as of March 31, 2007 follows:

Number of Markets
Consolidated markets (1)	202
Consolidated markets acquirable pursuant to existing agreements (2)	17
Minority interests accounted for using equity method	12
Minority interests accounted for using cost method	5
Total markets to be owned after completion of pending transactions (3)	236

(1)          Includes majority interests in 191 markets and other interests in 11 licenses acquired through Carroll Wireless, L.P. (“Carroll Wireless”). U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial statement purposes, pursuant to the guidelines of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities– an interpretation of ARB No. 51 (“FIN 46(R)”), as U.S. Cellular anticipates benefiting from or absorbing a majority of Carroll Wireless’ expected gains or losses.

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

(2)          U.S. Cellular owns rights to acquire majority interests in 17 wireless licenses resulting from an exchange transaction which closed in August 2003 with AT&T Wireless Services, Inc. (“AT&T Wireless”), a subsidiary of Cingular Wireless LLC, which is now a subsidiary of AT&T Inc. (formerly SBC Communications, Inc.). Pursuant to the exchange transaction, U.S. Cellular also has rights to acquire 4 additional licenses. However, those 4 additional licenses are in markets where U.S. Cellular currently owns spectrum. Only licenses which add incremental territory to U.S. Cellular’s consolidated operating markets are included in the number of consolidated markets so as to avoid duplicate reporting of overlapping markets. The rights to acquire licenses from AT&T Wireless expire on August 1, 2008.

(3)          Total markets to be owned after completion of pending transactions does not include the 17 licenses for which Barat Wireless, L.P. (“Barat Wireless”) was the successful bidder in Auction 66, which ended on September 18, 2006. The FCC awarded the licenses to Barat Wireless on April 30, 2007.

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

Operating highlights in the first quarter of 2007 included the following:

•            Total customers increased 6% year-over-year to 5,973,000 and average monthly service revenue per customer increased 5% to $48.69;

•            The postpay churn rate per month was 1.5%;

•            Additions to property, plant and equipment totaled $109.7 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores and continue the development and enhancements of U.S. Cellular’s support systems. Total cell sites in service increased 10% year-over-year to 6,004;

•            In February 2007, U.S. Cellular completed an acquisition of Iowa 15 Wireless, LLC (“Iowa 15”) and obtained the 25 megahertz Federal Communications Commission (“FCC”) cellular license to provide wireless service in Iowa RSA 15 for approximately $18.2 million in cash; and

•            Cash flows from operating activities were $255.1 million.

Service Revenues increased $91.4 million, or 12%, to $860.6 million in 2007 from $769.2 million in 2006.  Revenues from data products and services increased 71% to $77.6 million in 2007 from $45.5 million in 2006 as customers continue to increase usage of U.S. Cellular’s easyedgeSM products and offerings such as Short Messaging Service (SMS) and Blackberry® handsets and service.

Operating Income increased $38.5 million, or 55%, to $108.5 million in 2007 from $70.0 million in 2006. The increase in Operating Income reflected both higher operating revenues and a higher operating income margin (as a percent of service revenues), which was 12.6% in 2007 compared to 9.1% in 2006.

Although operating income margin improved in 2007, U.S. Cellular anticipates that there will be continued pressure on its operating income and operating income margin in the next few years related to the following factors:

•                  costs of customer acquisition and retention;

•                  effects of competition;

•                  providing service in recently launched areas;

•                  potential increases in prepaid and reseller customers as a percentage of U.S. Cellular’s customer base; and

•                  continued enhancements to its wireless networks.

Investment and Other Income (Expense) totaled $13.8 million in the first quarter of 2007 and $1.9 million in the same period of 2006.

Net Income in 2007 increased 89% to $74.4 million compared to $39.4 million in 2006. Basic Earnings per Share was $0.85 in 2007, which was $0.40 higher than last year and Diluted Earnings per Share was $0.84, which was $0.39 higher than last year. The increases in Net Income and Earnings per Share in 2007 compared to 2006 were attributable primarily to higher Operating Income.

During 2007, U.S. Cellular will continue to face challenges resulting from competition in the wireless industry and changes in the regulatory environment, including the effects of potential changes to the rules governing universal service. In addressing these challenges, U.S. Cellular will continue to focus on improving customer satisfaction, enhancing the quality of its networks and expanding its product and service offerings.

At March 31, 2007, U.S. Cellular had cash and cash equivalents totaling $189.9 million and available borrowing capacity of $639.6 million under its revolving credit facility. Also, during the first quarter of 2007, U.S. Cellular generated cash flows from operating activities of $255.1 million. U.S. Cellular believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide substantial financial flexibility and are sufficient to permit U.S. Cellular to finance its contractual obligations and anticipated capital expenditures for the foreseeable future. U.S. Cellular continues to seek to maintain a strong balance sheet and an investment grade credit rating.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	Three Months Ended or At March 31,
	2007	2006

As of March 31, (1a)
Total market population (2) (4)	56,048,000	55,164,000
Customers (3)	5,973,000	5,633,000
Market penetration (4)	10.7%	10.2%
Total full-time equivalent employees	7,484	7,350
Cell sites in service	6,004	5,438
For the Three Months Ended March 31, (1b)
Net customer additions (5)	152,000	151,000
Net retail customer additions (5)	146,000	122,000
Average monthly service revenue per customer (6)	$48.69	$46.17
Postpay churn rate per month (7)	1.5%	1.5%
Sales and marketing cost per gross customer addition (8)	$426	$412

(1a)          Amounts in 2007 include information related to all markets included in U.S. Cellular’s consolidated operations as of March 31, 2007.  Such markets include the market acquired during February 2007 from February 1 through March 31.

(1b)         Amounts in 2006 include results from all markets included in U.S. Cellular’s consolidated operations for the period January 1, 2006 through March 31, 2006. The 11 markets granted to Carroll Wireless by the FCC in January 2006 are included for the period January 6 through March 31, 2006.

(2)                Represents 100% of the population of the markets in which U.S. Cellular had a controlling financial interest for financial reporting purposes as of March 31 of each respective year.

(3)                U.S. Cellular’s customer base consists of the following types of customers:

	March 31,
	2007	2006

Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	5,048,000	4,707,000
End user customers acquired through U.S. Cellular’s agreement with a third party (“reseller customers”) *	596,000	604,000
Total postpay customer base	5,644,000	5,311,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	329,000	322,000
Total customers	5,973,000	5,633,000

*     Pursuant to its agreement with the third party, U.S. Cellular is compensated by the third party on a postpay basis; as a result, all customers U.S. Cellular has acquired through this agreement are considered to be postpay customers.

(4)                Calculated using 2006 and 2005 Claritas population estimates for 2007 and 2006, respectively. “Total market population” is used only for the purposes of calculating market penetration, which is calculated by dividing customers by the total market population, including unbuilt licenses (without duplication of population in overlapping markets).

(5)                “Net customer additions” represents the number of net customers added to U.S. Cellular’s overall customer base through all of its marketing distribution channels, excluding any customers transferred through acquisitions, divestitures or exchanges. “Net retail customer additions” represents the number of net customers added to U.S. Cellular’s customer base, excluding net reseller customers added to its reseller customer base, through its marketing distribution channels, excluding any customers transferred through acquisitions, divestitures or exchanges. See “Operating Income” below for information related to U.S. Cellular’s estimate of net retail customer additions for the full year 2007.

(6)                Management uses this measurement to assess the amount of service revenue U.S. Cellular generates each month on a per customer basis. Variances in this measurement are monitored and compared to variances in expenses on a per customer basis. Average monthly service revenue per customer is calculated as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Service Revenues per Statement of Operations	$860,583	$769,222
Divided by average customers during period (000s) *	5,892	5,554
Divided by number of months in each period	3	3
Average monthly service revenue per customer	$48.69	$46.17

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

(8)                For a discussion of the components of this calculation, see “Operating expenses – Selling, general and administrative expenses” below.

Operating revenues increased $98.3 million, or 12%, to $934.7 million in 2007 from $836.4 million in 2006.

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Retail service	$754,515	$679,256
Inbound roaming	41,268	35,344
Long-distance and other service revenues	64,800	54,622
Service Revenues	860,583	769,222
Equipment sales	74,091	67,154
	$934,674	$836,376

Service revenues increased $91.4 million, or 12%, to $860.6 million in 2007 from $769.2 million in 2006. Service revenues primarily consist of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems.  The increase in service revenues in 2007 was primarily due to the following factors:

•                  a 6% growth in the average customer base; and

•                  a 5% increase in monthly service revenue per customer, which averaged $48.69 in the first three months of 2007 and $46.17 in the first three months of 2006.

See footnote 6 to the table of summarized operating data in “Results of Operations” above for the calculation of average monthly service revenue per customer.

Retail service revenues increased $75.2 million, or 11%, to $754.5 million in 2007 from $679.3 million in 2006. Growth in U.S. Cellular’s average customer base and an increase in average monthly retail revenue per customer, driven by growth in revenues from data services, were the primary reasons for the increase in retail service revenue.  Average monthly retail service revenue per customer increased 5% to $42.69 in 2007 from $40.77 in 2006.

U.S. Cellular’s average customer base increased 6% in 2007, primarily driven by the 311,000 net new customer additions that U.S. Cellular generated from its marketing (including reseller) distribution channels over the past twelve months. The average number of customers was also affected by the timing of acquisitions, divestitures and exchanges.

U.S. Cellular anticipates that net additions to its customer base will increase during 2007 as a result of its continuing focus on customer satisfaction; attractively priced service plans, a broader line of handsets and other products, and improvements in distribution; and growth in customers in newer markets.  However, the level of growth in the customer base for 2007 will depend upon U.S Cellular’s ability to attract new customers and retain existing customers in a highly, and increasingly, competitive marketplace. See Operating Income, below, for U.S. Cellular’s estimate of net retail customer additions for the full year.

Monthly retail minutes of use per customer increased to 783 in 2007 from 658 in 2006, primarily driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. The impact on retail service revenue of the increases in average monthly minutes of use was offset by decreases in average revenue per minute of use in both years. The decreases in average revenue per minute of use reflect the impact of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans and the inclusion of features such as unlimited night and weekend minutes and unlimited incoming call minutes in certain pricing plans.  U.S. Cellular anticipates that its average revenue per minute of use may continue to decline in the future, reflecting increased competition and continued penetration of the consumer market.

Revenues from data products and services grew significantly year-over-year, totaling $77.6 million in 2007 from $45.5 million in 2006. Such growth, which positively impacted average monthly retail service revenues per customer, reflected customers’ increasing acceptance and usage of U.S. Cellular’s easyedgeSM products and offerings such as Short Messaging Services (“SMS”) and BlackBerry® handsets and service.

Inbound roaming revenues increased $6.0 million, or 17%, to $41.3 million in 2007 from $35.3 million in 2006.  The increase in revenues was related primarily to an increase in roaming minutes of use, partially offset by a decrease in revenue per roaming minute of use.  The increase in inbound roaming minutes of use was driven primarily by the overall growth in the number of customers throughout the wireless industry and traffic from other wireless carriers. The decline in revenue per minute of use is due primarily to the general downward trend in negotiated rates.

U.S. Cellular anticipates that inbound roaming minutes of use might continue to grow over the next few years, reflecting continuing industry-wide growth in customers and increased usage of data services while roaming, but that the rate of growth will decline due to higher penetration and slower growth in the consumer wireless market. In addition, U.S. Cellular anticipates that the rate of decline in average inbound roaming revenue per roaming minute of use may be lower over the next few years, reflecting the wireless industry trend toward longer term negotiated rates.

Long-distance and other service revenues increased $10.2 million, or 19%, to $64.8 million in 2007 from $54.6 million in 2006.  The increase primarily reflected a $3.7 million increase in long-distance revenues and a $6.5 million increase in other revenues. The increase in long-distance revenues was driven by an increase in the volume of long-distance calls billed both to U.S. Cellular’s customers and to other wireless carriers whose customers used U.S. Cellular’s systems to make long-distance calls. The growth in other revenues was primarily due to an increase in the amount of funds received from the federal Universal Service Fund (“USF”).  As of March 31, 2007 and March 31, 2006, U.S. Cellular was eligible to receive eligible telecommunication carrier (“ETC”) funds in seven states. The increase in funds received from USF was due to both an increase in U.S. Cellular’s customer base and an increase due to U.S. Cellular receiving ETC eligibility in the seventh state during February 2006.

Equipment sales revenues increased $6.9 million, or 10%, to $74.1 million in 2007 from $67.2 million in 2006.  Equipment sales revenues include revenues from sales of handsets and related accessories to both new and existing customers, as well as revenues from sales of handsets to agents. All equipment sales revenues are recorded net of anticipated rebates.

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

The increase in equipment sales revenues in 2007 was driven by an increase in average revenue per handset sold. Average revenue per handset sold increased 10% in 2007, primarily reflecting a shift to more expensive handsets sold with expanded capabilities.  The number of handsets sold was flat year-over-year.

Operating expenses increased $59.8 million, or 8%, to $826.2 million in 2007 from $766.4 million in 2006. The major components of operating expenses are shown in the table below.

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
System operations (exclusive of depreciation, amortization and accretion included below)	$167,284	$153,318
Cost of equipment sold	154,679	143,316
Selling, general and administrative	354,931	327,704
Depreciation, amortization and accretion	149,257	142,025
	$826,151	$766,363

System operations expenses (excluding depreciation, amortization and accretion) increased $14.0 million, or 9%, to $167.3 million in 2007 from $153.3 million in 2006. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers.

Key components of the increase in total system operations expenses were as follows:

•                  maintenance, utility and cell site expenses increased $5.6 million, or 9%, in 2007, primarily driven by increases in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 6,004 and 5,438 as of March 31, 2007 and 2006, respectively, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also through acquisitions of existing wireless operations;

•                  the cost of network usage for U.S. Cellular’s systems increased $6.0 million, or 10%, as total minutes used on U.S. Cellular’s systems increased 24% in 2007 primarily driven by migration to pricing plans with a larger number of packaged minutes, mostly offset by the ongoing reduction in the per-minute cost of usage for U.S. Cellular’s network; and

•                  expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $2.5 million, or 7%, due to an increase in roaming minutes of use partially offset by the reduction in cost per minute which resulted from the reduction in negotiated roaming rates.

In total, management expects system operations expenses to increase over the next few years, driven by the following factors:

•                  increases in the number of cell sites within U.S. Cellular’s systems as it continues to add capacity and enhance quality in most markets and continues development activities in recently launched markets; and

•                  increases in minutes of use, both on U.S. Cellular’s network and by U.S. Cellular’s customers on other carriers’ networks when roaming.

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage both on U.S. Cellular’s network and on other carriers’ networks.

Cost of equipment sold increased $11.4 million, or 8%, to $154.7 million in 2007 from $143.3 million in 2006. The increase was due to the change in mix of handsets being sold, as discussed above.

Selling, general and administrative expenses increased $27.2 million, or 8%, to $354.9 million in 2007 from $327.7 million in 2006. Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in 2007 is primarily due to higher expenses associated with acquiring, serving and retaining customers, primarily as a result of an increase in U.S. Cellular’s customer base.  Key components of the increase in selling, general and administrative expenses were as follows:

•                  a $15.0 million increase in expenses related to agents and sales employees to support growth in customers and revenues in recently acquired and existing markets;

•                  an $8.6 million increase in expenses related to federal universal service fund contributions and other regulatory fees and taxes.  Most of the expenses related to universal service fund contributions are offset by increases in retail service revenues for amounts passed through to customers;

•                  a $4.4 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects; and

•                  a $3.7 million increase in bad debts expense, reflecting both higher revenues and slightly higher bad debts experience as a percentage of revenues.

The above increases were offset by a $5.4 million decrease in advertising expenses.

Sales and marketing cost per gross customer addition increased 3% to $426 in 2007 from $412 in 2006, primarily due to increased agent-related and sales employee-related expenses, as well as higher losses on sales of handsets.  Management uses the sales and marketing cost per gross customer addition measurement to assess both the cost of acquiring customers on a per gross customer addition basis and the efficiency of its marketing efforts. Sales and marketing cost per gross customer addition is not calculable using financial information derived directly from the Consolidated Statements of Operations.  The definition of sales and marketing cost per gross customer addition that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similarly titled measures that are reported by other companies.

Below is a summary of sales and marketing cost per gross customer addition for each period:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$154,655	$144,996
Cost of equipment sold to new customers (2)	116,946	104,372
Less equipment sales revenue from new customers (3)	(76,127)	(70,437)
Total costs	$195,474	$178,931
Gross customer additions (000s) (4)	459	434
Sales and marketing cost per gross customer addition	$426	$412

(1)          Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general  and administrative expenses as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$354,931	$327,704
Less expenses related to serving and retaining customers	(200,276)	(182,708)
Selling, general and administrative expenses related to the acquisition of new customers	$154,655	$144,996

(2)          Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)

Cost of equipment sold as reported	$154,679	$143,316
Less cost of equipment sold related to the retention of existing customers	(37,733)	(38,944)
Cost of equipment sold to new customers	$116,946	$104,372

(3)          Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)

Equipment sales revenue as reported	$74,091	$67,154
Less equipment sales revenues related to the retention of existing customers, excluding agent rebates	(11,887)	(14,045)
Add agent rebate reductions of equipment sales revenues related to the retention of existing customers	13,923	17,328
Equipment sales revenues from new customers	$76,127	$70,437

(4)   Gross customer additions represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), increased 1% to $13.58 in 2007 from $13.50 in 2006, primarily due to the increase in employee-related expenses associated with acquiring, serving and retaining customers.

Management uses the monthly general and administrative expenses per customer measurement to assess the cost of serving and retaining its customers on a per unit basis. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$354,931	$327,704
Less selling, general and administrative expenses related to the acquisition of new customers	(154,655)	(144,996)
Add cost of equipment sold related to the retention of existing customers	37,733	38,944
Less equipment sales revenues related to the retention of existing customers, excluding agent rebates	(11,887)	(14,045)
Add agent rebate reductions of equipment sales revenues related to the retention of existing customers	13,923	17,328
Net cost of serving and retaining customers	$240,045	$224,935
Divided by average customers during period (000s) (2)	5,892	5,554
Divided by three months in each period	3	3
Average monthly general and administrative expenses per customer	$13.58	$13.50

(1)   These components were previously identified in the table which calculates sales and marketing cost per customer addition and related footnotes.

(2)   Average customers for the three month periods were previously defined in footnote 6 to the table of summarized operating data in “Results of Operations” above.

Depreciation, amortization and accretion expense increased $7.3 million, or 5%, to $149.3 million in 2007 from $142.0 million in 2006.

Depreciation expense increased $12.5 million, or 10%, to $139.2 million in 2007 from $126.7 million in 2006. The majority of the increase reflects a higher average fixed assets balance, which increased 11% for the period from January 1 through March 31, 2007 as compared to the same period in the prior year.  The increase in fixed assets in 2007 resulted from the following factors:

•                  the addition of 566 cell sites to U.S. Cellular’s network since March 31, 2006; and

•                  the addition of radio channels and switching capacity to U.S. Cellular’s network to accommodate increased usage.

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

In 2007, depreciation expense included charges of $3.3 million related to disposals of assets, trade-ins of older assets for replacement assets and write-offs of TDMA equipment upon disposal or consignment for future sale.  In 2006, depreciation expense included charges of $5.0 million related to such disposals, trade-ins and write-offs.

Operating Income

Operating income increased $38.5 million, or 55%, to $108.5 million in 2007 from $70.0 million in 2006. Operating income margin (as a percent of service revenues) was 12.6% in 2007 and 9.1% in 2006.

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

The following are U.S. Cellular’s estimates of full-year 2007 service revenues; depreciation, amortization and accretion expenses; operating income; and net retail customer additions. The following estimates were updated by U.S. Cellular on April 23, 2007, and continue to represent U.S. Cellular’s estimates as of the date of the filing of this Form 10-Q . Such forward-looking information should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from these estimated results.

	2007 Estimated Results	2006 Actual Results
Service revenues	Approx. $3.5 billion	$3.2 billion
Depreciation, amortization and accretion expenses	Approx. $615 million	$575.1 million
Operating income	$375 – $425 million	$289.9 million
Net retail customer additions	375,000 – 425,000	297,000

Investment and Other Income (Expense) totaled $13.8 million in 2007 and $1.9 million in 2006.

Equity in earnings of unconsolidated entities increased $3.6 million, or 19%, to $23.1 million in 2007 from $19.5 million in 2006. Equity in earnings of unconsolidated entities primarily represents U.S. Cellular’s share of net income from the markets in which it has a minority interest and accounts for by the equity method.  U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership contributed $18.0 million and $14.6 million to equity in earnings of unconsolidated entities in 2007 and 2006, respectively.

Interest and dividend income increased $2.0 million to $2.6 million in 2007 from $0.6 million in 2006. Interest income primarily includes interest earned on U.S. Cellular’s cash balances.

Fair value adjustment of derivative instruments resulted in gains of $12.5 million in 2007 and $4.8 million in 2006.  Fair value adjustment of derivative instruments reflects the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Vodafone marketable equity securities not designated as a hedge.  The accounting for the embedded collars as derivative instruments not designated as a hedge results in increased volatility in the results of operations, as fluctuations in the market price of the underlying Vodafone marketable equity securities result in changes in the fair value of the embedded collars being recorded in the Consolidated Statements of Operations.

Interest expense increased $0.5 million, or 2%, to $23.7 million in 2007 from $23.2 million in 2006.  Interest expense in 2007 is primarily related to U.S. Cellular’s 6.7% senior notes ($9.3 million); its 7.5% senior notes ($6.3 million); its 8.75% senior notes ($2.8 million); its Vodafone forward contracts ($2.4 million); and its revolving credit facility with a series of banks ($2.4 million). Interest expense in 2006 is primarily related to U.S. Cellular’s 6.7% senior notes ($9.3 million); its 7.5% senior notes ($6.3 million); its 8.75% senior notes ($2.8 million); its Vodafone forward contracts ($2.0 million); and its revolving credit facility with a series of banks ($2.2 million).

For information regarding U.S. Cellular’s Revolving Credit Facility and Long-Term Debt, see “Liquidity and Capital Resources – Revolving Credit Facility” and “Long-Term Debt” below.

Income Taxes

Income tax expense increased $15.2 million, or 53%, to $43.9 million in 2007 from $28.7 million in 2006 primarily due to higher income before taxes and minority interest. The overall effective tax rate on income before income taxes and minority interest for the three months ended March 31, 2007 and 2006 was 35.9% and 39.9%, respectively. The effective tax rate for the 2007 period is 4.0 percentage points less than 2006 primarily due to a reduction in state tax expense.  For further analysis and discussion of U.S. Cellular’s effective tax rates in 2007 and 2006, see Note 5 – Income Taxes of Notes to Consolidated Financial Statements included herein.

TDS and U.S. Cellular are parties to a Tax Allocation Agreement, pursuant to which U.S. Cellular and its subsidiaries are included in a consolidated federal income tax return and in state income or franchise tax returns in certain situations with other members of the TDS consolidated group. For financial statement purposes, U.S. Cellular and its subsidiaries compute their income, income taxes and credits as if they comprised a separate affiliated group and were not included in the TDS group.

Net Income

Net income increased $35.0 million, or 89%, to $74.4 million in 2007 from $39.4 million in 2006.  Basic earnings per share was $0.85 in 2007 and $0.45 in 2006. Diluted earnings per share was $0.84 in 2007 and $0.45 in 2006. In 2007, increases in net income and earnings per share were attributable primarily to higher Operating Income.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes -an interpretation of FASB Statement No. 109 (“FIN 48”) in July 2006.  See Note 5 – Income Taxes for information related to U.S. Cellular’s adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy, from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is effective for U.S. Cellular’s 2008 financial statements; however, earlier application is encouraged. U.S. Cellular is currently reviewing the requirements of SFAS 157 and has not determined the impact, if any, on its financial position or results of operations.

In September 2006, FASB ratified Emerging Issues Task Force Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF 06-1”). This guidance requires the application of EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (“EITF 01-9”), when consideration is given to a reseller or manufacturer for benefit to the service provider’s end customer. EITF 01-9 requires the consideration given be recorded as a liability at the time of the sale of the equipment and also provides guidance for the classification of the expense. EITF 06-1 is effective for U.S. Cellular’s 2008 financial statements. U.S. Cellular is currently reviewing the requirements of EITF-06-1 and has not yet determined the impact, if any, on its financial position or results of operations.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”), was issued in February 2007.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for U.S. Cellular’s 2008 financial statements. U.S. Cellular is currently reviewing the requirements of SFAS 159 and has not yet determined the impact, if any, on its financial position or results of operations.

FINANCIAL RESOURCES

U.S. Cellular operates a capital- and marketing-intensive business. In recent years, U.S. Cellular has generated cash from its operating activities, received cash proceeds from divestitures, and used its short-term credit facilities and long-term debt financing to fund its construction costs and operating expenses. U.S. Cellular anticipates further increases in wireless customers, revenues, operating expenses, cash flows from operating activities and capital expenditures in the future. Cash flows may fluctuate from quarter to quarter due to seasonality and other factors. The following table provides a summary of U.S. Cellular’s cash flow activities for the periods shown:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$255,066	$156,894
Investing activities	(127,025)	(118,906)
Financing activities	28,903	(49,946)
Net increase (decrease) in cash and cash equivalents	$156,944	$(11,958)

Cash Flows from Operating Activities

U.S. Cellular generated substantial cash flows from operating activities during the first quarters of 2007 and 2006. Such cash flows were $255.1 million and $156.9 million, respectively.  Excluding changes in assets and liabilities from operations, cash flows from operating activities totaled $209.3 million in 2007 and $180.2 million in 2006. Changes in assets and liabilities from operations provided $45.8 million in 2007 and required $23.3 million in 2006, reflecting higher net working capital balances required to support higher levels of business activity as well as differences in the timing of collections and payments.

The following table is a summary of the components of cash flows from operating activities:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Net income	$74,401	$39,446
Adjustments to reconcile net income to net cash provided by operating activities	134,921	140,734
	209,322	180,180
Changes in assets and liabilities from operations	45,744	(23,286)
	$255,066	$156,894

Cash Flows from Investing Activities

U.S. Cellular makes substantial investments each year to acquire wireless licenses and properties and to construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareholders.  In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing and cost-reducing upgrades to U.S. Cellular’s networks. Cash flows used for investing activities required $127.0 million in the three months ended March 31, 2007 compared to $118.9 million in the same period of 2006.

Cash used for property, plant and equipment and system development expenditures totaled $109.7 million in 2007 and $117.2 million in 2006 representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, remodel new and existing retail stores and continue the development of U.S. Cellular’s office systems.

On February 1, 2007, U.S. Cellular purchased 100% of the membership interests of Iowa 15 Wireless, LLC (“Iowa 15”) and obtained the 25 megahertz Federal Communications Commission cellular license to provide wireless service in Iowa RSA 15, for approximately $18.2 million in cash, subject to a working capital adjustment. This acquisition increased investments in licenses, goodwill and customer lists by $7.9 million, $5.8 million and $1.6 million, respectively.

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

Cash flows from financing activities provided $28.9 million in the three months ended March 31, 2007 and required $49.9 million in the same period of 2006. Cash received from short-term borrowings under U.S. Cellular’s revolving credit facility provided $25.0 million in 2007 and $55.0 million in 2006, while there were no repayments in 2007 and repayments of $105.0 million in 2006. Proceeds from re-issuance of treasury shares in connection with employee benefits plans provided $5.6 million in 2007 and $3.9 million in 2006. See “Repurchase of Securities” below.

LIQUIDITY AND CAPITAL RESOURCES

As indicated above, U.S. Cellular generated cash flows from operating activities of $255.1 million and $156.9 million during the first quarters of 2007 and 2006, respectively.  At March 31, 2007, U.S. Cellular had cash and cash equivalents of $189.9 million.  U.S. Cellular believes that cash flows from operating activities, existing cash balances and funds available from the revolving credit facility provide substantial financial flexibility for U.S. Cellular to meet both its short- and long-term needs for the foreseeable future.  In addition, U.S. Cellular may have access to public and private capital markets to help meet its long-term financing needs.

However, the availability of external financial resources is dependent on economic events, business developments, technological changes, financial conditions or other factors, some of which are not in U.S. Cellular’s control. If at any time financing is not available on acceptable terms, U.S. Cellular might be required to reduce its business development and capital expenditure plans, which could have a materially adverse effect on its business and financial condition.  U.S. Cellular cannot provide assurances that circumstances that could materially adversely affect U.S. Cellular’s liquidity or capital resources will not occur.  Economic downturns, changes in financial markets or other factors could affect U.S. Cellular’s liquidity and the availability of capital resources.  Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development, acquisition and share repurchase programs.

Revolving Credit Facility

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes.  At March 31, 2007, outstanding notes payable and letters of credit were $60 million and $0.4 million, respectively, leaving $639.6 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating.  At March 31, 2007, the contractual spread was 75 basis points.  U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months (the one-month LIBOR was 5.32% at March 31, 2007). If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 8.25% at March 31, 2007).  This credit facility expires in December 2009.

U.S. Cellular’s interest cost on its revolving credit facility would increase if its current credit rating from Moody’s Investor Service (“Moody’s”) was lowered. However, the credit facility would not cease to be available or accelerate solely as a result of a decline in U.S. Cellular’s credit rating. A downgrade in U.S. Cellular’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future. At the date of this filing, U.S. Cellular’s credit ratings are as follows:

Moody’s (Issued November 10, 2005)	Baa3	– under review for possible further downgrade
Standard & Poor’s (Issued April 23, 2007)	BB+	– on credit watch with negative implications
Fitch Ratings (Issued November 10, 2005)	BBB+	– on ratings watch negative

On February 13, 2007, Standard & Poor’s lowered its credit rating on U.S. Cellular to BBB- from BBB. The ratings remained on credit watch with negative implications. On April 23, 2007, Standard & Poor’s lowered its credit rating on U.S. Cellular to BB+ from BBB-. The ratings remain on credit watch with negative implications.

The maturity date of U.S. Cellular’s revolving credit facility would accelerate in the event of a change in control.

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. On November 6, 2006, U.S. Cellular announced that it would restate certain financial statements which caused U.S. Cellular to be late in certain SEC filings. The restatements and late filings resulted in defaults under the revolving credit facility. However, U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios and U.S. Cellular did not fail to make any scheduled payments.  U.S. Cellular received waivers from the lenders associated with the revolving credit facility, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waivers require the Form 10-K for the year ended December 31, 2006 to be filed by June 30, 2007 and the Form 10-Q for the quarter ended March 31, 2007 to be filed within 45 days after the filing of the Form 10-K for the year ended December 31, 2006. The Form 10-K for the year ended December 31, 2006 was filed on April 23, 2007; therefore, the Form 10-Q for the quarter ended March 31, 2007 is required to be filed by June 7, 2007.

Long-Term Debt

The late filing of U.S. Cellular’s Form 10-Q for the quarterly period ended September 30, 2006 and Form 10-K for the year ended December 31, 2006, and the failure to deliver such Form 10-Q and Form 10-K to the trustees of the U.S. Cellular debt indenture on a timely basis, resulted in non-compliance under such debt indenture. However, this non-compliance did not result in an event of default or a default. U.S. Cellular believes that such non-compliance was cured upon the filing of the Form 10-Q on February 23, 2007 and the Form 10-K on April 23, 2007. U.S. Cellular has not failed to make and does not expect to fail to make any scheduled payment of principal or interest under such indenture.

Except as noted above, U.S. Cellular believes it was in compliance as of March 31, 2007 with all covenants and other requirements set forth in its long-term debt indenture. Such indenture does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.

Marketable Equity Securities and Forward Contracts

As of March 31, 2007, U.S. Cellular held a substantial amount of marketable equity securities that are publicly traded and can have volatile share prices.  U.S. Cellular does not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets. U.S. Cellular’s investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic cellular investments to or settlements with AirTouch Communications, Inc. (“AirTouch”), in exchange for stock of AirTouch, which was then acquired by Vodafone whereby U.S. Cellular received American Depositary Receipts (“ADRs”) representing Vodafone stock. U.S. Cellular’s investment in Rural Cellular Corporation (“Rural Cellular”) is the result of a consolidation of several cellular partnerships in which U.S. Cellular subsidiaries held interests into Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests.

A subsidiary of U.S. Cellular has a number of forward contracts related to the Vodafone ADRs that it holds. The forward contracts mature in May 2007 and, at U.S. Cellular’s option, may be settled in shares of the respective security or cash.  U.S. Cellular has provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid by its subsidiary when due. If shares are delivered in the settlement of the forward contract, U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized on the forward contract through maturity.  Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in Net deferred income tax liability in the Consolidated Balance Sheets. As of March 31, 2007, such deferred tax liability totaled $65.1 million.

The forward contracts related to the Vodafone ADRs held by U.S. Cellular mature in May 2007. Accordingly, such Vodafone ADRs are classified as Current Assets and the related forward contracts and derivative liability are classified as Current Liabilities in the Consolidated Balance Sheets at March 31, 2007 and December 31, 2006.  U.S. Cellular has elected to deliver the Vodafone ADRs in settlement of the forward contracts, and to dispose of all remaining Vodafone ADRs in connection therewith. As a result, after all forward contracts are settled in May 2007, U.S. Cellular will no longer own any Vodafone ADRs and will no longer have any liability or other obligations under the related forward contracts.  Based on amounts as of March 31, 2007, U.S. Cellular expects to record a pre-tax gain of approximately $115 million related to the settlement of the forward contracts and the disposition of the remaining Vodafone ADRs. Also, based on amounts as of March 31, 2007, U.S. Cellular would be required to pay federal and state income taxes of approximately $36 million upon the settlement of the forward contracts in May.  This cash outflow would be offset somewhat by the net after-tax proceeds from the sale of the remaining Vodafone ADRs for cash.  The foregoing amounts will change upon settlement of the forward contracts in May 2007 as the Vodafone marketable equity securities and related derivative liability will be valued as of the settlement date, not March 31, 2007.

U.S. Cellular is required to comply with certain covenants under the forward contracts.  On November 6, 2006, U.S. Cellular announced that it would restate certain financial statements, which caused U.S. Cellular to be late in certain SEC filings. The restatements and late filings resulted in defaults under certain forward contracts. However, U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios and U.S. Cellular did not fail to make any scheduled payments.  U.S. Cellular received waivers from the counterparty associated with such forward contracts, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waivers require the Form 10-K for the year ended December 31, 2006 to be filed by June 30, 2007 and the Form 10-Q for the quarterly period ended March 31, 2007 to be filed within 45 days after the filing of the 10-K for the year ended December 31, 2006. The Form 10-K for the year ended December 31, 2006 was filed on April 23, 2007; therefore, the Form 10-Q for the quarter ended March 31, 2007 is required to be filed by June 7, 2007.

Capital Expenditures

Anticipated capital expenditures for 2007 primarily reflect U.S. Cellular’s plans for construction, system expansion and the buildout of certain of its licensed areas. U.S. Cellular plans to finance its construction program using cash flows from operating activities and short-term debt.  U.S. Cellular’s estimated capital spending for 2007 is currently expected to range from $600 million to $615 million. These expenditures primarily address the following needs:

•                  Expand and enhance U.S. Cellular’s coverage in its service areas;

•                  Provide additional capacity to accommodate increased network usage by current customers; and

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

In first quarter of 2007, U.S. Cellular received $0.3 million from escrow that was set up in the fourth quarter of 2006 in conjunction with the sale of Midwest Wireless Communications to ALLTEL Corporation. U.S. Cellular had owned an interest in Midwest Wireless Communications prior to the purchase by ALLTEL.

On February 1, 2007, U.S. Cellular purchased 100% of the membership interests of Iowa 15 Wireless, LLC (“Iowa 15”) and obtained the 25 megahertz Federal Communications Commission cellular license to provide wireless service in Iowa RSA 15, for approximately $18.2 million in cash, subject to a working capital adjustment. This acquisition increased investments in licenses, goodwill and customer lists by $7.9 million, $5.8 million and $1.6 million, respectively.

U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 66. Barat Wireless was qualified to receive a 25% discount available to “very small businesses” which were defined as having annual gross revenues of less than $15 million. At the conclusion of the auction on September 18, 2006, Barat Wireless was the high bidder with respect to 17 licenses and had bid $127.1 million, net of its discount. On April 30, 2007, the FCC granted Barat Wireless’ applications with respect to the 17 licenses for which it was the winning bidder.

Barat Wireless is in the process of developing its long-term business and financing plans. As of March 31, 2007, U.S. Cellular had made capital contributions and advances to Barat Wireless and/or its general partner of $127.2 million. Barat Wireless used the funding to pay the FCC an initial deposit of $80.0 million on July 14, 2006 to allow it to participate in Auction 66. On October 18, 2006, Barat Wireless paid the balance due at the conclusion of the auction for the licenses with respect to which Barat Wireless was the high bidder; such amount totaled $47.1 million. For financial statement purposes, U.S. Cellular consolidates Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, pursuant to the guidelines of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46(R)”), as U.S. Cellular anticipates benefiting from or absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

U.S. Cellular is a limited partner in Carroll Wireless, an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 58. Carroll Wireless was qualified to bid on “closed licenses”-spectrum that was available only to companies included under the FCC definition of “entrepreneurs,” which are small businesses that have a limited amount of assets and revenues.  In addition, Carroll Wireless bid on “open licenses” that were not subject to restriction.  With respect to these licenses, however, Carroll Wireless was qualified to receive a 25% discount available to “very small businesses” which were defined as having average annual gross revenues of less than $15 million. Carroll Wireless was a successful bidder for 17 licensed areas in Auction 58, which ended on February 15, 2005. The aggregate amount paid to the FCC for the 17 licenses was $129.9 million, net of the discounts to which Carroll Wireless was entitled. These 17 licensed areas cover portions of 12 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

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

Carroll Wireless is in the process of developing its long-term business and financing plans. As of March 31, 2007, U.S. Cellular had made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $129.9 million; $129.7 million of this amount is included in Licenses in the Consolidated Balance Sheets. For financial statement purposes, U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, pursuant to the guidelines of FIN 46(R), as U.S. Cellular anticipates benefiting from or absorbing a majority of Carroll Wireless’ expected gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of $1.4 million of which $0.1 million was provided to Carroll Wireless through March 31, 2007.

Repurchase of Securities

The Board of Directors of U.S. Cellular has authorized the repurchase of a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans. This authorization does not have an expiration date. No U.S. Cellular Common Shares were repurchased in the first quarter of 2007 or 2006.

On March 6, 2007, the Board of Directors of U.S. Cellular authorized the repurchase of up to 500,000 Common Shares of U.S. Cellular from time to time through open market purchases, block transactions, private transactions or other methods. This authorization will expire on March 6, 2010.  This authorization is in addition to U.S. Cellular’s existing ongoing limited share repurchase authorization discussed above.

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

Contractual and Other Obligations

The Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2006 (“Contractual and Other Obligations”), did not include any liabilities related to unrecognized tax benefits under FIN 48.  U.S. Cellular is unable to predict the period of settlement of such FIN 48 liabilities.  There has been no material change to Contractual and Other Obligations or FIN 48 liabililties as of December 31, 2006.

Sale of Certain Accounts Receivable

In December 2006, U.S. Cellular entered into an agreement to sell $226.0 million face amount of accounts receivable written off in previous periods for $5.8 million.  The agreement transferred all rights, title, and interest in the account balances, along with the right to collect all amounts due, to the buyer.  The sale is subject to a 180 day period in which the buyer may request a refund for any unenforceable accounts.  The transaction was recognized as a sale during the fourth quarter of 2006 in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  The full amount of the gain of $5.8 million, net of any refunds approved by U.S. Cellular, will be recognized during the second quarter of 2007, at the expiration of the 180 day recourse period.  All expenses related to the transaction were expensed in the period incurred.

Off-Balance Sheet Arrangements

U.S. Cellular has no transactions, agreements or contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, cash flows from operating activities, liquidity, capital resources, revenues or expenses or financial flexibility.

Investments in Unconsolidated Entities. U.S. Cellular has certain variable interests in investments in which it holds a minority interest.  Such investments totaled $171.0 million as of March 31, 2007, and are accounted for using either the equity or cost method.  U.S. Cellular’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in U.S. Cellular’s Form 10-K for the year ended December 31, 2006.

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

Management believes the following critical accounting estimates reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements. U.S. Cellular’s management has discussed the development and selection of each of the following accounting policies and estimates and the following disclosures with the audit committee of U.S. Cellular’s Board of Directors.

Licenses and Goodwill

As of March 31, 2007, U.S. Cellular reported $1,502.2 million of licenses and $491.3 million of goodwill, as a result of the acquisitions of interests in wireless licenses and businesses.  Licenses include those won by Barat Wireless in the FCC Auction 66 completed in September 2006 and by Carroll Wireless in FCC Auction 58 completed in February 2005, as well as license rights that will be received when the 2003 AT&T Wireless exchange transaction is fully completed.

See Note 7 – Licenses and Goodwill of Notes to Consolidated Financial Statements included in this Form 10-Q for a schedule of licenses and goodwill activity in 2007 and 2006.

Licenses and goodwill must be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. U.S. Cellular performs the annual impairment review on licenses and goodwill during the second quarter of its fiscal year. There was no impairment of licenses or goodwill identified during the review performed in 2006.

The intangible asset impairment test consists of comparing the fair value of the intangible asset to the carrying amount of the intangible asset. If the carrying amount exceeds the fair value, an impairment loss is recognized for the difference. The goodwill impairment test is a two-step process. The first step compares the fair value of the reporting unit, as identified in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) to its carrying value. If the carrying amount exceeds the fair value, the second step of the test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. To calculate the implied fair value of goodwill, an enterprise allocates the fair value of the reporting unit to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities of the reporting unit is the implied fair value of goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized for that difference.

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

U.S. Cellular tests goodwill for impairment at the level of reporting referred to as a reporting unit. For purposes of impairment testing of goodwill in 2006, U.S. Cellular identified five reporting units pursuant to paragraph 30 of SFAS 142. The five reporting units represent five geographic groupings of FCC licenses, constituting five geographic service areas. For purposes of impairment testing of licenses in 2006, U.S. Cellular combined its FCC licenses into five units of accounting pursuant to FASB Emerging Issues Task Force Issue 02-7, Units of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets (“EITF 02-7”), and SFAS 142, using the same geographic groupings as its reporting units. In addition, U.S. Cellular identified six additional geographic groupings of licenses, which, because they are currently undeveloped and not expected to generate cash flows from operating activities in the foreseeable future, are considered separate units of accounting for purposes of impairment testing.

For purposes of impairment testing of goodwill, U.S. Cellular prepares valuations of each of the five reporting units. A discounted cash flow approach is used to value each of the reporting units, using value drivers and risks specific to each individual geographic region. The cash flow estimates incorporate assumptions that market participants would use in their estimates of fair value. Key assumptions made in this process are the selection of a discount rate, estimated future cash flow levels, projected capital expenditures and selection of terminal value multiples.

Similarly, for purposes of impairment testing of licenses, U.S. Cellular prepares valuations of each of the five units of accounting determined pursuant to EITF 02-7 using an excess earnings methodology. This excess earnings methodology estimates the fair value of the intangible assets (FCC license units of accounting) by measuring the future cash flows of the license groups, reduced by charges for contributory assets such as working capital, trademarks, existing subscribers, fixed assets, assembled workforce and goodwill. For undeveloped licenses, U.S. Cellular prepares estimates of fair value for each unit of accounting by reference to fair market values indicated by recent auctions and market transactions.

Property, Plant and Equipment

U.S. Cellular provides for depreciation on its property, plant and equipment using the straight-line method over the estimated useful lives of the assets. U.S. Cellular depreciates its leasehold improvement assets associated with leased properties over periods ranging from three to ten years, which periods approximate the shorter of the assets’ economic lives or the specific lease terms, as defined in SFAS No. 13, Accounting for Leases, as amended. Annually, U.S. Cellular reviews its property, plant and equipment to assess whether the estimated useful lives are appropriate.  The estimated useful lives of property, plant and equipment is a critical accounting estimate because changing the lives of assets can result in larger or smaller charges for depreciation expense.  Factors used in determining useful lives include technology changes, regulatory requirements, obsolescence and type of use. U.S. Cellular did not change the useful lives of its property, plant and equipment in the three months ended March 31, 2007 or 2006.

U.S. Cellular reviews long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets might not be fully recoverable. The tangible asset impairment test is a two-step process. The first step compares the carrying value of the assets with the estimated undiscounted cash flows over the remaining asset life. If the carrying value of the assets is greater than the undiscounted cash flows, the second step of the test is performed to measure the amount of impairment loss. The second step compares the estimated fair value of the assets to the carrying value of the assets. An impairment loss is recognized for the difference between the fair value of the assets (less cost to sell) and the carrying value of the assets.

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

U.S. Cellular originally designated the embedded collars within its forward contracts as cash flow hedges of its Vodafone ADRs.  Accordingly, all changes in the fair value of the embedded collars were recorded in other comprehensive income, net of income taxes.  Subsequently, upon contractual modifications to the terms of the collars, the embedded collars no longer qualified for hedge accounting treatment and all changes in fair value of the collars from the time of the contractual modification to the terms of the collars are included in the Consolidated Statements of Operations.

The accounting for the embedded collars as derivative instruments that do not qualify for cash flow hedge accounting results in increased volatility in the results of operations, as fluctuations in the market price of the underlying Vodafone ADRs result in changes in the fair value of the embedded collars being recorded in the Consolidated Statements of Operations.

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

U.S. Cellular accounts for its asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, (“SFAS 143”) and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which require entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. At the time the liability is incurred, U.S. Cellular records a liability equal to the net present value of the estimated cost of the asset retirement obligation and increases the carrying amount of the related long-lived asset by an equal amount. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the obligations, any difference between the cost to retire an asset and the recorded liability (including accretion of discount) is recognized as a gain or loss in the Consolidated Statement of Operations.

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

See Note 12 – Asset Retirement Obligations for a schedule of asset retirement obligations activity in 2007 and 2006.

Income Taxes

U.S. Cellular is included in a consolidated federal income tax return with other members of the TDS consolidated group. TDS and U.S. Cellular are parties to the TDS Tax Allocation Agreement which provides that U.S. Cellular and its subsidiaries be included with the TDS affiliated group in a consolidated federal income tax return and in state income or franchise tax returns in certain situations. For financial statement purposes, U.S. Cellular and its subsidiaries calculate their income, income tax and credits as if they comprised a separate affiliated group. Under the TDS Tax Allocation Agreement, U.S. Cellular remits its applicable income tax payments to TDS.

The accounting for income taxes, the amounts of income tax assets and liabilities and the related income tax provision are critical accounting estimates because such amounts are significant to U.S. Cellular’s financial condition and results of operations.

The preparation of the consolidated financial statements requires U.S. Cellular to calculate its provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items for tax purposes, as well as estimating the impact of potential adjustments to filed tax returns. These temporary differences result in deferred tax assets and liabilities, which are included in U.S. Cellular’s Consolidated Balance Sheets. U.S. Cellular must then assess the likelihood that deferred tax assets will be realized based on future taxable income and, to the extent U.S. Cellular believes that realization is not likely, establish a valuation allowance. Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.

U.S. Cellular’s net current deferred income tax liability totaled $27.0 million at March 31, 2007, and $26.3 million at December 31, 2006. The net current deferred income tax liability primarily represents the deferred tax effects of the current portion of marketable equity securities.

U.S. Cellular’s noncurrent deferred tax assets and liabilities as of March 31, 2007, and December 31, 2006 and the underlying temporary differences are as follows:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Deferred Tax Asset
Net operating loss carryforward	$32,695	$31,891

Other	5,361	3,602
	38,056	35,493
Less valuation allowance	(17,967)	(17,274)
Total Deferred Tax Asset	20,089	18,219

Deferred Tax Liability
Property, plant and equipment	236,835	258,268
Licenses/Intangibles	261,986	256,471
Marketable equity securities	1,115	1,275
Partnership investments	102,733	103,740
Total Deferred Tax Liability	602,669	619,754

Net Deferred Income Tax Liability	$582,580	$601,535

Deferred income taxes have been provided for the difference between the fair value basis and the income tax basis of the marketable equity securities and derivatives. The deferred income tax liability related to current and noncurrent marketable equity securities totaled $65.1 million as of March 31, 2007; of this amount, $64.0 million was classified as current and $1.1 million was classified as noncurrent. The deferred income tax liability related to marketable equity securities totaled $69.2 million as of December 31, 2006; of this amount, $67.9 million was classified as current and $1.3 million was classified as noncurrent. The deferred income tax asset related to derivatives totaled $28.0 million as of March 31, 2007; the entire amount was classified as current. At December 31, 2006, the deferred income tax asset related to derivatives totaled $32.6 million; the entire amount was classified as current.

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

Effective January 1, 2007, U.S. Cellular adopted FIN 48. In accordance with FIN 48, U.S. Cellular recognized a cumulative-effect adjustment of $1.3 million, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of Retained earnings.

At January 1, 2007, U.S. Cellular had $25.8 million in unrecognized tax benefits, which, if recognized, would reduce income tax expense by $19.3 million. Included in the balance of unrecognized tax benefits at January 1, 2007, is an immaterial amount related to tax positions for which it is possible that the total amounts could change during the next twelve months.

U.S. Cellular recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. This amount totaled $1.5 million for the quarter ended March 31, 2007. Accrued interest and penalties were $6.1 million and $7.6 million as of January 1, 2007 and March 31, 2007 respectively.

U.S. Cellular and its subsidiaries file federal and various state income tax returns. With few exceptions, U.S. Cellular is no longer subject to Federal, state and local income tax examinations by tax authorities for years prior to 2002. In June of 2006, the IRS commenced its audit of TDS’s 2002 – 2004 consolidated federal income tax returns, which include U.S. Cellular. After TDS filed its 2005 consolidated federal tax return in September 2006, the IRS added 2005 to the audit cycle. The audit of 2002 – 2005 is in its preliminary stages.

Stock-based Compensation

U.S. Cellular has established or participates in a long-term incentive plan and an employee stock purchase plan which are stock-based compensation plans. Prior to the first quarter of 2006, U.S. Cellular accounted for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations as allowed by SFAS No. 123, Accounting for Stock Based Compensation (“SFAS 123”). Accordingly, prior to the first quarter of 2006, compensation cost for share-based payments was measured using the intrinsic value method as prescribed by APB 25. Under the intrinsic value method, compensation cost is measured as the amount by which the market value of the underlying equity instrument on the grant date exceeds the exercise price. Effective January 1, 2006, U.S. Cellular adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payment (“SFAS 123(R)”), using the modified prospective transition method. In addition, U.S. Cellular applied the provisions of Staff Accounting Bulletin (“SAB”) No. 107 issued by the SEC in March 2005 in its adoption of SFAS 123(R).  Under the modified prospective transition method, compensation cost recognized during the three months ended March 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and

(b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

In accordance with SFAS 123(R), U.S. Cellular estimates the fair value of its share-based payment transactions using a Black-Scholes valuation model.  This model requires assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, U.S. Cellular’s expected stock price volatility over the term of the awards, expected forfeitures, time of exercise, risk-free interest rate and expected dividends.  Different assumptions could create materially different results.  Under the provisions of SFAS 123(R), stock-based compensation cost recognized during the period is based on the portion of the share-based payment awards that are ultimately expected to vest.

Contingencies, Indemnities and Commitments

Contingent obligations, including indemnities, litigation and other possible commitments are accounted for in accordance with SFAS No. 5, Accounting for Contingencies which requires that an estimated loss be recorded if it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accordingly, those contingencies that are deemed to be probable and where the amount of the loss is reasonably estimable are accrued in the financial statements. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been or will be incurred, even if the amount is not estimable. The assessment of contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of accruals and related financial statement disclosures. The ultimate outcomes of contingencies could materially impact the Consolidated Statements of Operations, the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

U.S. Cellular is billed for all services it receives from TDS, pursuant to the terms of various agreements between it and TDS. The majority of these billings are included in U.S. Cellular’s selling, general and administrative expenses. Some of these agreements were established at a time prior to U.S. Cellular’s initial public offering when TDS owned more than 90% of U.S. Cellular’s outstanding capital stock and may not reflect terms that would be obtainable from an unrelated third party through arms-length negotiations. The principal arrangements that affect U.S. Cellular’s operations are described in Item 13 of its Form 10-K for the year ended December 31, 2006. Billings from TDS to U.S. Cellular are based on expenses specifically identified to U.S. Cellular and on allocations of common expenses. Such allocations are based on the relationship of U.S. Cellular’s assets, employees, investments in plant and expenses to the total assets, employees, investment in plant and expenses of TDS. Management believes the method TDS uses to allocate common expenses is reasonable and that all expenses and costs applicable to U.S. Cellular are reflected in its financial statements.  Billings to U.S. Cellular from TDS totaled $27.8 million for the three months ended March 31, 2007, and $24.3 million for the three months ended March 31, 2006.

The following persons are partners of Sidley Austin LLP, the principal law firm of U.S. Cellular and its subsidiaries:  Walter C.D. Carlson, a director of U.S. Cellular, a director and non-executive Chairman of the Board of Directors of TDS and a trustee and beneficiary of a voting trust that controls TDS; William S. DeCarlo, the General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the General Counsel of U.S. Cellular and TDS Telecommunications Corporation and an Assistant Secretary of U.S. Cellular and certain other subsidiaries of TDS. Walter C.D. Carlson does not provide legal services to TDS, U.S. Cellular or their subsidiaries. U.S. Cellular and its subsidiaries incurred Sidley Austin legal costs of $1.5 million in the first quarter of 2007 and $1.6 million in the first quarter of 2006. The Audit Committee of the Board of Directors is responsible for the review of all related party transactions as such term is defined by the rules of the American Stock Exchange.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q, including exhibits, contains statements that are not based on historical fact and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that U.S. Cellular intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully discussed under “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2006.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  U.S. Cellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the Risk Factors in U.S. Cellular’s Form 10-K for the year ended December 31, 2006, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to U.S. Cellular’s business.

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

•                  Changes in access to content for data, music or video services and access to new handsets being developed by vendors, or an inability to manage its supply chain or inventory successfully, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

•                  Changes in various business factors could have an adverse effect on U.S Cellular’s business, financial condition or results of operations. These business factors may include but are not limited to demand, usage, pricing, growth, penetration, churn, expenses, customer acquisition and retention, roaming rates, minutes of use, mix of products and service and/or costs.

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

•                  Costs, integration problems or other factors associated with acquisitions/divestitures of properties or licenses and/or expansion of U.S. Cellular’s business could have an  adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

•                  Financial difficulties of U.S. Cellular’s key suppliers or vendors, or termination or impairment of U.S. Cellular’s relationships with such suppliers or vendors, could result in a delay or termination of U.S. Cellular’s receipt of equipment, services or content, which could adversely affect U.S. Cellular’s business and results of operations.

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

•                  There are potential conflicts of interests between TDS and U.S. Cellular.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Long-term Debt

U.S. Cellular is subject to market risks due to fluctuations in interest rates. The majority of U.S. Cellular’s debt, excluding long-term debt related to the forward contracts, is in the form of long-term, fixed-rate notes with original maturities ranging up to 30 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. The long-term debt related to the forward contracts consists of variable-rate debt. The variable-rate forward contracts require quarterly interest payments that are dependent on market interest rates. Increases in interest rates will result in increased interest expense. As of March 31, 2007, U.S. Cellular had not entered into any significant financial derivatives to reduce its exposure to interest rate risks.

Reference is made to the disclosure under Market Risk – Long Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2006, for additional information about the annual requirements of principal payments, the average interest rates, and the estimated fair values of long-term debt.

Marketable Equity Securities and Derivatives

U.S. Cellular maintains a portfolio of available-for-sale marketable equity securities which were obtained in connection with the sale of non-strategic investments.  The market value of these investments aggregated $245.2 million at March 31, 2007, and $253.9 million at December 31, 2006.  U.S. Cellular’s cumulative net unrealized holding gain, net of tax, included in Accumulated other comprehensive income in the Consolidated Balance Sheet totaled $72.0 million at March 31, 2007.

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

Deferred income taxes have been provided for the difference between the fair value basis and the income tax basis of the marketable equity securities and derivatives. The deferred income tax liability related to current and noncurrent marketable equity securities totaled $65.1 million as of March 31, 2007; of this amount, $64.0 million was classified as current and $1.1 million was classified as noncurrent. The deferred income tax liability related to marketable equity securities totaled $69.2 million as of December 31, 2006; of this amount, $67.9 million was classified as current and $1.3 million was classified as noncurrent. The deferred income tax asset related to derivatives totaled $28.0 million as of March 31, 2007; the entire amount was classified as current. At December 31, 2006, the deferred income tax asset related to derivatives totaled $32.6 million; the entire amount was classified as current.

The following table summarizes certain details surrounding the contracted securities as of March 31, 2007.

Collar (1)
		Downside	Upside	Loan
		Limit	Potential	Amount
Security	Shares	(Floor)	(Ceiling)	(000s)
Vodafone	8,964,698	$17.22 - $18.37	$17.47 – $19.08	$159,856

(1)          The per share amounts represent the range of floor and ceiling prices of the Vodafone shares monetized.

The following analysis presents the hypothetical change in the fair value of marketable equity securities and derivative instruments at March 31, 2007, using the Black-Scholes model, assuming hypothetical price fluctuations of plus and minus 10%, 20% and 30%.

	Valuation of investments assuming indicated decrease			March 31, 2007	Valuation of investments assuming indicated increase
(Dollars in millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Marketable Equity Securities	$171.6	$196.2	$220.7	$245.2	$269.7	$294.2	$318.8
Derivative Instruments (1)	$(9.4)	$(30.1)	$(53.7)	$(76.4)	$(101.7)	$(125.8)	$(149.9)

(1)          Represents the fair value of the derivative instruments assuming the indicated increase or decrease in the underlying securities.

The above table presents hypothetical information as required by SEC rules. As noted in “LIQUIDITY AND CAPITAL RESOURCES – Marketable Equity Securities and Forward Contracts” above, the forward contracts related to the Vodafone ADRs held by U.S. Cellular mature in May 2007, and  U.S. Cellular has elected to deliver the Vodafone ADRs in settlement of the forward contracts and to dispose of all remaining Vodafone ADRs in connection therewith.

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, management concluded that U.S. Cellular’s disclosure controls and procedures were not effective as of March 31, 2007, at the reasonable assurance level, because of the material weaknesses described below.  Notwithstanding the material weaknesses that existed as of March 31, 2007, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operation and cash flows of U.S. Cellular and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the interim or annual consolidated financial statements will not be prevented or detected.  Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2006, which continued to exist at March 31, 2007:

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

•                  Accounting Policies and Processes – U.S. Cellular has engaged external consultants to assist an internal team with a comprehensive review of key accounting policies and processes with the intent of eliminating the identified material weaknesses in internal control over financial reporting and improving the design and operating effectiveness of controls and processes. Such improvements will include the development and enhancement of written accounting policies and procedures, including policies and procedures for new accounting pronouncements, as well as communication and training related to the policies and procedures. Upon remediation of the identified material weaknesses, a similar team will be focused on longer-term improvements in key financial processes and support systems, with an emphasis on simplification of the financial reporting structure, automation, and the implementation of preventive and system-based controls.

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

•                  Income Tax Accounting –TDS has engaged external tax advisors to assist in enhancing controls with respect to monitoring the difference between the income tax basis and financial reporting basis of assets and liabilities and reconciling the difference to the deferred income tax asset and liability balances. The scope of this project encompasses controls over income taxes on a TDS enterprise-wide basis, including U.S. Cellular. In addition, TDS is in the process of implementing a tax provisioning software which it believes will enhance its internal controls related to income taxes on a TDS enterprise-wide basis, including U.S. Cellular.  TDS added an interim consultant in the first quarter of 2007 as the Director of Tax Accounting, a new position. TDS provides shared services to U.S. Cellular including assistance with accounting for income taxes.

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

Changes in Internal Control Over Financial Reporting

The following were changes in U.S. Cellular’s internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

Forward contracts and related derivative instruments – TDS provides shared services to U.S. Cellular including assistance with accounting for forward contracts and related derivative instruments. TDS enhanced controls related to derivative instrument transactions and changed its accounting for such transactions. TDS engaged external financial reporting advisors to provide expertise related to forward contracts, derivative instruments and hedge accounting on an ongoing basis.  The financial reporting advisors provided training designed to ensure that all relevant personnel involved in derivative instrument transactions understand and apply hedge accounting in compliance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The financial reporting advisors are consulted regarding any forward contracts and derivative instrument transactions. Further, TDS has implemented controls to timely and appropriately identify and communicate any change in the derivative instruments that could affect the instruments, hedging effectiveness and underlying security valuation. Management has evaluated the design of these new controls, placed them in operation for a sufficient period of time, and subjected them to appropriate tests, in order to conclude that they are operating effectively.  As a result of these changes in internal control, management has concluded that the material weakness associated with forward contracts and related derivative instruments has been remediated as of March 31, 2007.

Additionally, on December 4, 2006, Kenneth R. Meyers was appointed Executive Vice President and Chief Financial Officer of TDS effective January 1, 2007, and in such capacity will serve as principal financial officer of TDS.  Mr. Meyers ceased to be U.S. Cellular’s Executive Vice President – Finance, Chief Financial Officer and Treasurer and U.S. Cellular’s principal financial officer on December 31, 2006. Mr. Meyers also was appointed Chief Accounting Officer of U.S. Cellular effective January 1, 2007, and in such capacity will serve as principal accounting officer.

Steven T. Campbell was appointed Executive Vice President-Finance, Chief Financial Officer and Treasurer of U.S. Cellular effective January 1, 2007, and in such capacity will serve as principal financial officer.

Nadine A. Heidrich was appointed Vice President and Controller effective March 6, 2007.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.

U.S. Cellular is involved in a number of legal proceedings before the FCC and various state and federal courts. In some cases, the litigation involves disputes regarding rights to certain wireless telephone systems and other interests. In accordance with SFAS No. 5, if U.S. Cellular believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss. If only a range of probable loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. The assessment of the expected outcomes of legal proceedings is a highly subjective process that requires judgments about future events. The legal proceedings are reviewed at least quarterly to determine the adequacy of accruals and related financial statement disclosures. The ultimate settlements of proceedings may differ materially from amounts accrued in the financial statements and could have a material effect on the results of operations, financial condition or cash flows.

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2006, which could materially affect U.S. Cellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2006, may not be the only risks facing U.S. Cellular.  Additional unidentified or unrecognized risks and uncertainties may materially adversely affect U.S. Cellular’s business, financial condition and/or operating results. Subject to the foregoing, U.S. Cellular has not identified for disclosure any material changes to the risk factors as previously disclosed in U.S. Cellular’s Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

U.S. CELLULAR PURCHASES OF COMMON SHARES

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 – 31, 2007	—	$—	—	169,902
February 1 – 28, 2007	—	—	—	170,844
March 1 – 31, 2007	—	—	—	170,844
Total for or as of end of the quarter ended March 31, 2007	—	$—	—	170,844

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

ii.               The share amount originally approved was up to 1% of the number of outstanding Common Shares of U.S. Cellular not held by TDS or any affiliate thereof in any three-month period. As of March 31, 2007, this would permit U.S. Cellular to acquire up to 170,844 Common Shares in a three-month period based on the number of unaffiliated Common Shares outstanding on such date, less the number of shares purchased within three months prior to any specific purchase.

iii.            There is no expiration date for the program.

iv.           No Common Share repurchase program has expired during the first quarter of 2007.

v.              U.S. Cellular has not determined to terminate the foregoing Common Share repurchase program prior to expiration, or to cease making further purchases thereunder, during the first quarter of 2007.

On March 6, 2007, the Board of Directors of U.S. Cellular authorized the repurchase of up to 500,000 Common Shares of U.S. Cellular from time to time through open market purchases, block transactions, private transactions or other methods.  This authorization will expire on March 6, 2010.  This authorization is in addition to U.S. Cellular’s existing limited share repurchase authorization discussed above.

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

U.S. Cellular has borrowed $60 million under its Revolving Credit Facility as of March 31, 2007.  U.S. Cellular anticipates repaying the amounts with future cash flows from operating activities or long-term debt financing.  As of March 31, 2007, the notes range in maturity dates from 20 days to 26 days and bear an interest rate of 6.07%.  The notes can be renewed when they come due based on the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating. The spread was 75 basis points at March 31, 2007.  The notes were used primarily to fund the general obligations of U.S. Cellular.

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

Exhibit 31.1 - Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in U.S. Cellular’s Form 10-K for the year ended December 31, 2006.  Reference is made to U.S. Cellular’s Form 10-K for the year ended December 31, 2006 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION

(Registrant)

Date: May 15, 2007	/s/ John E. Rooney
John E. Rooney
President and
Chief Executive Officer
(principal executive officer)

Date: May 15, 2007	/s/ Steven T. Campbell
Steven T. Campbell
Executive Vice President – Finance,
Chief Financial Officer and Treasurer
(principal financial officer)

Date: May 15, 2007	/s/ Kenneth R. Meyers
Kenneth R. Meyers
Chief Accounting Officer
(principal accounting officer)

Date: May 15, 2007	/s/ Nadine A. Heidrich
Nadine A. Heidrich
Vice President and Controller

Signature page for the U.S. Cellular 2007 First Quarter Form 10-Q