Form 10-Q
period 2007-06-30
UNITED STATES CELLULAR CORP
filed 2007-08-07
CIK 821130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐      No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2007
Common Shares, $1 par value	54,750,763 Shares
Series A Common Shares, $1 par value	33,005,877 Shares

UNITED STATES CELLULAR CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$906,218	$791,705	$1,766,801	$1,560,927
Equipment sales	65,428	54,432	139,519	121,586
Total Operating Revenues	971,646	846,137	1,906,320	1,682,513
OPERATING EXPENSES
System operations (excluding Depreciation, amortization and accretion shown separately below)	176,409	150,555	343,693	303,873
Cost of equipment sold	151,015	133,416	305,694	276,732
Selling, general and administrative (including charges from affiliates of $30.9 million and $25.3 million for the three months ended June 30, 2007 and 2006, respectively, and $58.7 million and $49.6 million for the six months ended June 30, 2007 and 2006, respectively)	371,894	342,769	726,825	670,473
Depreciation, amortization and accretion	148,856	140,486	298,113	282,511
Total Operating Expenses	848,174	767,226	1,674,325	1,533,589

OPERATING INCOME	123,472	78,911	231,995	148,924

INVESTMENT AND OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated entities	22,980	21,957	46,078	41,440
Interest and dividend income	2,653	9,807	5,203	10,395
Fair value adjustment of derivative instruments	(17,849)	(922)	(5,388)	3,893
Gain on sale of investments	131,686	—	131,686	—
Interest expense	(21,325)	(23,007)	(45,009)	(46,215)
Other, net	91	(140)	(494)	62
Total Investment and Other Income (Expense)	118,236	7,695	132,076	9,575

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	241,708	86,606	364,071	158,499
Income tax expense	91,500	33,683	135,388	62,393

INCOME BEFORE MINORITY INTEREST	150,208	52,923	228,683	96,106
Minority share of income	(2,637)	(2,859)	(6,711)	(6,596)

NET INCOME	$147,571	$50,064	$221,972	$89,510

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	87,590	87,281	87,735	87,247
BASIC EARNINGS PER SHARE	$1.68	$0.57	$2.53	$1.03

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	88,410	88,083	88,615	87,994
DILUTED EARNINGS PER SHARE	$1.67	$0.57	$2.50	$1.02

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$221,972	$89,510
Add (deduct) adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	298,113	282,511
Bad debts expense	23,870	23,089
Stock-based compensation expense	8,177	10,457
Deferred income taxes, net	5,002	(978)
Equity in earnings of unconsolidated entities	(46,078)	(41,440)
Distributions from unconsolidated entities	43,169	37,176
Minority share of income	6,711	6,596
Unrealized fair value adjustment for derivative instruments	5,388	(3,893)
Gain on sale of assets	(5,000)	—
Gain on sale of investments	(131,686)	—
Noncash interest expense	890	890
Changes in assets and liabilities from operations:
Change in accounts receivable	(30,103)	(51,819)
Change in inventory	(770)	10,770
Change in accounts payable	(7,311)	(33,462)
Change in customer deposits and deferred revenues	17,606	2,978
Change in accrued taxes	50,739	6,416
Change in accrued interest	(742)	749
Change in other assets and liabilities	(23,803)	(19,326)
	436,144	320,224

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(246,790)	(268,607)
Proceeds from sale of investments	4,301	—
Cash received from divestitures	4,277	—
Cash paid for acquisitions	(18,283)	(18,546)
Other investing activities	(156)	(3,083)
	(256,651)	(290,236)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	25,000	195,000
Repayment of notes payable	(60,000)	(225,000)
Common shares reissued	13,516	3,856
Common shares repurchased	(49,057)	—
Capital (distributions) to minority partners	(5,461)	(11,220)
Excess tax benefit from exercise of stock awards	9,679	342
	(66,323)	(37,022)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	113,170	(7,034)

CASH AND CASH EQUIVALENTS
Beginning of period	32,912	29,003
End of period	$146,082	$21,969

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$146,082	$32,912
Accounts receivable
Customers, less allowance of $9,864 and $12,027, respectively	321,668	305,475
Roaming	36,745	30,396
Other, less allowance of $356 and $989, respectively	51,358	71,567
Marketable equity securities	—	249,039
Inventory	118,072	117,189
Prepaid expenses	46,277	34,955
Deferred tax asset	9,082	—
Other current assets	10,734	13,385
	740,018	854,918
INVESTMENTS
Licenses	1,500,092	1,494,327
Goodwill	491,316	485,452
Customer lists, net of accumulated amortization of $74,486 and $68,110, respectively	21,381	26,196
Marketable equity securities	16,248	4,873
Investments in unconsolidated entities	155,514	150,325
Notes and interest receivable — long-term	4,482	4,541
	2,189,033	2,165,714
PROPERTY, PLANT AND EQUIPMENT
In service and under construction	5,313,726	5,120,994
Less accumulated depreciation	2,715,722	2,492,146
	2,598,004	2,628,848

OTHER ASSETS AND DEFERRED CHARGES	30,356	31,136

TOTAL ASSETS	$5,557,411	$5,680,616

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

UNAUDITED

	June 30, 2007	December 31, 2006
	(Dollars in thousands)

CURRENT LIABILITIES
Notes payable	$—	$35,000
Prepaid forward contracts	—	159,856
Accounts payable
Affiliated	10,038	13,568
Trade	237,522	241,303
Customer deposits and deferred revenues	141,116	123,344
Accrued taxes	70,492	26,913
Derivative liability	—	88,840
Deferred income tax liability	—	26,326
Accrued compensation	38,635	47,842
Other current liabilities	90,632	93,718
	588,435	856,710

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	582,343	601,535
Asset retirement obligation	136,643	127,639
Other deferred liabilities and credits	76,997	62,914
	795,983	792,088

LONG-TERM DEBT
Long-term debt	1,002,066	1,001,839

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	39,518	36,700

COMMON SHAREHOLDERS’ EQUITY
Common Shares, par value $1 per share; authorized 140,000,000 shares; issued 55,045,685 shares	55,046	55,046
Series A Common Shares, par value $1 per share; authorized 50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006
Additional paid-in capital	1,313,041	1,290,829
Treasury Shares, at cost, 294,922 and 329,934 Common Shares, respectively	(21,609)	(14,462)
Accumulated other comprehensive income	10,082	80,382
Retained earnings	1,741,843	1,548,478
	3,131,409	2,993,279
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,557,411	$5,680,616

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.               Basis of Presentation

The accounting policies of United States Cellular Corporation (“U.S. Cellular”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of U.S. Cellular, its majority-owned subsidiaries since acquisition, general partnerships in which U.S. Cellular has a majority partnership interest and any entity in which U.S. Cellular has a variable interest that requires U.S. Cellular to recognize a majority of the entity’s expected gains or losses. All material intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the 2007 presentation.

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of June 30, 2007 and December 31, 2006, the results of operations for the three and six months ended June 30, 2007 and 2006, and the cash flows for the six months ended June 30, 2007 and 2006.  The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

2.               Summary of Significant Accounting Policies

Pension Plan

U.S. Cellular participates in a qualified noncontributory defined contribution pension plan sponsored by Telephone and Data Systems, Inc. (“TDS”), U.S. Cellular’s parent organization.  The plan provides pension benefits for the employees of U.S. Cellular and its subsidiaries.  Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently.  Pension costs were $2.0 million and $4.1 million for the three and six months ended June 30, 2007, respectively, and $2.5 million and $4.3 million for the three and six months ended June 30, 2006, respectively.

Amounts Collected from Customers and Remitted to Governmental Authorities

U.S. Cellular records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.  If the tax is assessed upon U.S. Cellular, then amounts collected from customers as recovery of the tax are recorded in revenues and amounts remitted to governmental authorities are recorded in expenses. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $33.5 million and $60.9 million for the three and six months ended June 30, 2007, respectively, and $20.3 million and $39.3 million for the three and six months ended June 30, 2006, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in U.S. GAAP. The Statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy, from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is effective for U.S. Cellular’s 2008 financial statements. U.S. Cellular is currently reviewing the requirements of SFAS 157 and has not determined the impact, if any, on its financial position or results of operations.

In September 2006, FASB ratified Emerging Issues Task Force Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF 06-1”). This guidance requires the application of EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (“EITF 01-9”), when consideration is given to a reseller or manufacturer for benefit to the service provider’s end customer. EITF 01-9 requires the consideration given be recorded as a liability at the time of the sale of the equipment and also provides guidance for the classification of the expense. EITF 06-1 is effective for U.S. Cellular’s 2008 financial statements. U.S. Cellular is currently reviewing the requirements of EITF 06-1 and has not yet determined the impact, if any, on its financial position or results of operations.

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

In the first six months of 2007, U.S. Cellular received $4.3 million from an escrow that was set up in the fourth quarter of 2006 in conjunction with the sale of Midwest Wireless Communications to ALLTEL Corporation. U.S. Cellular had owned an interest in Midwest Wireless Communications prior to the purchase by ALLTEL.

On February 1, 2007, U.S. Cellular purchased 100% of the membership interests of Iowa 15 Wireless, LLC (“Iowa 15”) and obtained the 25 megahertz Federal Communications Commission (“FCC”) cellular license to provide wireless service in Iowa Rural Service Area (“RSA”) 15 for approximately $18.2 million in cash. This acquisition increased investments in licenses, goodwill and customer lists by $7.9 million, $5.9 million and $1.6 million, respectively.  Goodwill of $5.9 million is deductible for income tax purposes.

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

Barat Wireless is in the process of developing its long-term business and financing plans. As of June 30, 2007, U.S. Cellular had made capital contributions and advances to Barat Wireless and/or its general partner of $127.2 million. Barat Wireless used the funding to pay the FCC an initial deposit of $79.9 million on July 14, 2006 to allow it to participate in Auction 66. On October 18, 2006, Barat Wireless paid the balance due at the conclusion of the auction for the licenses with respect to which Barat Wireless was the high bidder; such amount totaled $47.1 million. For financial statement purposes, U.S. Cellular consolidates Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, pursuant to the guidelines of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, (“FIN 46(R)”), as U.S. Cellular anticipates benefiting from or absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

In April 2006, U.S. Cellular purchased the remaining ownership interest in a Tennessee wireless market, in which it had previously owned a 16.7% interest, for approximately $18.8 million in cash. This acquisition increased investments in licenses, goodwill and customer lists by $5.5 million, $4.0 million and $2.0 million, respectively. The $4.0 million of goodwill is not deductible for income tax purposes.

U.S. Cellular is a limited partner in Carroll Wireless, an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 58. Carroll Wireless was qualified to bid on “closed licenses”-spectrum that was available only to companies included under the FCC definition of “entrepreneurs,” which are small businesses that have a limited amount of assets and revenues.  In addition, Carroll Wireless bid on “open licenses” that were not subject to restriction.  With respect to these licenses, however, Carroll Wireless was qualified to receive a 25% discount available to “very small businesses” which were defined as having average annual gross revenues of less than $15 million. Carroll Wireless was a successful bidder for 17 license areas in Auction 58, which ended on February 15, 2005. The aggregate amount paid to the FCC for the 17 licenses was $129.9 million, net of the discounts to which Carroll Wireless was entitled. These 17 license areas cover portions of 12 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

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

Carroll Wireless is in the process of developing its long-term business and financing plans. As of June 30, 2007, U.S. Cellular had made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $129.9 million; $129.7 million of this amount is included in Licenses in the Consolidated Balance Sheets. For financial statement purposes, U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, pursuant to the guidelines of FIN 46(R), as U.S. Cellular anticipates benefiting from or absorbing a majority of Carroll Wireless’ expected gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of $1.4 million of which $0.1 million was provided to Carroll Wireless through June 30, 2007.

4.               Fair Value Adjustments of Derivative Instruments

Fair value adjustments of derivative instruments resulted in losses of $17.8 million and $5.4 million in the three and six months ended June 30, 2007, respectively, and a loss of $0.9 million and a gain of $3.9 million in the three and six months ended June 30, 2006, respectively.  Fair value adjustments of derivative instruments for the period reflect the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Vodafone marketable equity securities not designated as a hedge. See Note 9 — Marketable Equity Securities and Forward Contracts and Note 12 — Long-Term Debt and Forward Contracts for additional information related to the forward contracts.

The accounting for the embedded collars as derivative instruments not designated as a hedge resulted in increased volatility in the results of operations, as fluctuations in the market price of the underlying Vodafone marketable equity securities resulted in changes in the fair value of the embedded collars being recorded in the Consolidated Statements of Operations.

5.               Income Taxes

The overall effective tax rate on income before income taxes and minority interest for the three and six months ended June 30, 2007 was 37.9% and 37.2%, respectively, and 38.9% and 39.4% for the three and six months ended June 30, 2006, respectively. The effective tax rate for the 2007 period is lower than 2006 primarily due to lower state income tax expense.

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

At January 1, 2007, U.S. Cellular had $25.8 million in unrecognized tax benefits, which, if recognized, would reduce income tax expense by $19.3 million ($12.6 million, net of the federal benefit from state income taxes). Included in the balance of unrecognized tax benefits at January 1, 2007, is an immaterial amount related to tax positions for which it is possible that the total amounts could change during the next twelve months. At June 30, 2007 U.S. Cellular had $28.9 million in unrecognized tax benefits, which, if recognized, would reduce income tax expense by $14.5 million, net of the federal benefit from state income taxes.

U.S. Cellular recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. This amount totaled $0.8 million and $2.2 million for the three and six months ended June 30, 2007, respectively. Accrued interest and penalties were $6.2 million and $8.4 million as of January 1, 2007 and June 30, 2007, respectively.

U.S. Cellular is included in a consolidated federal income tax return with other members of the TDS consolidated group. TDS and U.S. Cellular are parties to a Tax Allocation Agreement which provides that U.S. Cellular and its subsidiaries be included with the TDS affiliated group in a consolidated federal income tax return and in state income or franchise tax returns in certain situations. For financial statement purposes, U.S. Cellular and its subsidiaries calculate their income, income taxes and credits as if they comprised a separate affiliated group. Under the Tax Allocation Agreement, U.S. Cellular remits its applicable income tax payments to TDS. U.S. Cellular had a tax payable balance with TDS of $24.6 million as of June 30, 2007 and $3.7 million as of December 31, 2006.

U.S. Cellular and its subsidiaries file federal and various state income tax returns. With few exceptions, U.S. Cellular is no longer subject to Federal, state and local income tax examinations by tax authorities for years prior to 2002.  TDS’s consolidated federal income tax returns for the years 2002 - 2005, which include U.S. Cellular, are currently under examination by the Internal Revenue Service.  U.S. Cellular and its subsidiaries are also under examination by various state taxing authorities.

6.               Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using net income and weighted average common shares adjusted to include the effect of potentially dilutive securities.

The net income amounts used in computing earnings per share and the effects on the weighted average number of common shares and earnings per share of potentially dilutive securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars and shares in thousands, except earnings per share)
Net income	$147,571	$50,064	$221,972	$89,510

Weighted average number of common shares used in basic earnings per share	87,590	87,281	87,735	87,247
Effect of stock options (1)	573	681	634	631
Effects of Restricted Stock Units	133	121	132	116
Dilutive effect assuming shares delivered upon settlement of Accelerated Share Repurchase (2)	114	—	114	—

Weighted average number of common shares used in diluted earnings per share	88,410	88,083	88,615	87,994

Basic Earnings per Share	$1.68	$0.57	$2.53	$1.03

Diluted Earnings per Share	$1.67	$0.57	$2.50	$1.02

(1)          Stock options convertible into 3,700 and 3,700 Common Shares in the three and six months ended June 30, 2007, respectively, and 144,244 and 712,909 Common Shares in the three and six months ended June 30, 2006, respectively, were not included in computing Diluted Earnings per Share because their effects were antidilutive.

(2)          See Note 15 - Common Share Repurchase Program below for a discussion of U.S. Cellular’s purchase of 670,000 of its Common Shares from an investment banking firm in a private transaction pursuant to an accelerated share repurchase (“ASR”) agreement.

7.               Licenses and Goodwill

U.S. Cellular has substantial amounts of licenses and goodwill as a result of the acquisition of wireless markets. The changes in licenses and goodwill for the six months ended June 30, 2007 and 2006 were as follows:

	June 30, 2007	June 30, 2006
	(Dollars in thousands)
Licenses
Balance, beginning of period	$1,494,327	$1,362,263
Acquisitions	7,901	5,534
Impairment	(2,136)	—
Other adjustments	—	(228)
Balance, end of period	$1,500,092	$1,367,569

	June 30, 2007	June 30, 2006
	(Dollars in thousands)
Goodwill
Balance, beginning of period	$485,452	$481,235
Acquisitions	5,864	3,990
Other adjustments	—	318
Balance, end of period	$491,316	$485,543

See Note 3 — Acquisitions, Divestitures and Exchanges below for additional information related to transactions which affected licenses and goodwill.

Licenses and goodwill must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. U.S. Cellular performs the annual impairment review on licenses and goodwill during the second quarter of its fiscal year. Accordingly, the annual impairment tests for licenses and goodwill for 2007 and 2006 were performed in the second quarter of 2007 and 2006. Such impairment tests indicated that there was an impairment of licenses totaling $2.1 million in 2007; the loss is included in Depreciation, amortization and accretion on the Consolidated Statements of Operations. There was no impairment of licences in 2006, and no impairment of goodwill in either 2007 or 2006.

U.S. Cellular’s license impairments in 2007 were related to two of its six units of accounting in which operations have not yet begun. The carrying values of licenses associated with these six units of accounting are tested separately from those associated with U.S. Cellular’s operating licenses. Fair values for such units of accounting were determined by reference to values established by auctions and other market transactions involving licenses comparable to those included in each specific unit of accounting.

8.               Customer Lists

Customer lists, which are intangible assets resulting from acquisitions of wireless markets, are amortized based on average customer retention periods using the double declining balance method in the first year, switching to straight-line over the remaining estimated life. The changes in the customer lists for the six months ended June 30, 2007 and 2006 were as follows:

	June 30, 2007	June 30, 2006
	(Dollars in thousands)
Customer Lists
Balance, beginning of period	$26,196	$47,649
Acquisitions	1,560	2,056
Amortization	(6,375)	(11,707)
Balance, end of period	$21,381	$37,998

Amortization expense for the remainder of 2007 and for the years 2008-2012 is expected to be $4.0 million, $7.5 million, $5.6 million, $3.9 million, $0.3 million and $0.1 million, respectively.

9.               Marketable Equity Securities and Forward Contracts

U.S. Cellular holds marketable equity securities that are publicly traded and can have volatile movements in share prices.  U.S. Cellular does not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets.

Information regarding U.S. Cellular’s marketable equity securities is summarized below.

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Marketable Equity Securities — Current Assets
Vodafone Group Plc
0 and 8,964,698 American Depositary Receipts, respectively	$—	$249,039

Marketable Equity Securities — Investments
Rural Cellular Corporation
370,882 Common Shares	16,248	4,873
Total aggregate fair value	16,248	253,912
Accounting cost basis	334	131,512
Gross unrealized holding gains	15,914	122,400
Deferred income tax liability	(5,832)	(44,855)
Net unrealized holding gains	10,082	77,545
Derivative instruments, net of tax	—	2,837
Accumulated other comprehensive income	$10,082	$80,382

The investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic wireless investments to, or settlements with, AirTouch Communications, Inc. (“AirTouch”), in exchange for stock of AirTouch, which was then acquired by Vodafone whereby U.S. Cellular received American Depositary Receipts (“ADRs”) representing Vodafone stock.

U.S. Cellular entered into a number of forward contracts related to the Vodafone ADRs that it held.  The economic hedge risk management objective of the forward contracts was to hedge the value of the securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities.  The downside risk was hedged at or above the accounting cost basis of the securities.

The forward contracts related to the Vodafone ADRs matured in May 2007. U.S. Cellular delivered Vodafone ADRs in settlement of the forward contracts and disposed of all remaining Vodafone ADRs in connection therewith.  As a result, U.S. Cellular no longer owns any Vodafone ADRs and no longer has any liability or other obligations under the related forward contracts.  U.S. Cellular recorded a pre-tax gain of $131.7 million on the settlement of the forward contracts and the disposition of the remaining Vodafone ADRs.

See Note 12 — Long-term Debt and Forward Contracts for additional information related to U.S. Cellular’s forward contracts.

10.         Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a minority interest.  These investments are accounted for using either the equity or cost method.

U.S. Cellular’s significant investments in unconsolidated entities include the following:

	June 30, 2007	June 30, 2006
Los Angeles SMSA Limited Partnership	5.5%	5.5%
Midwest Wireless Communications, L.L.C. (1)	—	14.2%
North Carolina RSA 1 Partnership	50.0%	50.0%
Oklahoma City SMSA Limited Partnership	14.6%	14.6%

(1)          In addition, U.S. Cellular owns a 49% interest in an entity which owned an interest of approximately 2.9% in Midwest Wireless Holdings, L.L.C., the parent company of Midwest Wireless Communications, L.L.C. The entity’s investment in Midwest Wireless Holdings L.L.C. was disposed of in the fourth quarter of 2006.

Based primarily on data furnished to U.S. Cellular by third parties, the following summarizes the combined results of operations of U.S. Cellular’s equity method investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Results of Operations
Revenues	$1,104,000	$1,019,000	$2,196,000	$2,006,000
Operating expenses	733,000	698,000	1,460,000	1,381,000
Operating income	371,000	321,000	736,000	625,000
Other income (expense), net	7,000	15,000	14,000	23,000
Net Income	$378,000	$336,000	$750,000	$648,000

11.         Revolving Credit Facility

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes.  At June 30, 2007, there were no outstanding notes payable and letters of credit were $0.2 million leaving $699.8 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating.  At June 30, 2007, the contractual spread was 75 basis points.  U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months (the one-month LIBOR was 5.32% at June 30, 2007). If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 8.25% at June 30, 2007).  This credit facility expires in December 2009.

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

Moody’s (Issued November 10, 2005)	Baa3	— under review for possible further downgrade
Standard & Poor’s (Issued June 21, 2007)	BB+	— with developing outlook
Fitch Ratings (Issued November 10, 2005)	BBB+	— on ratings watch negative

On February 13, 2007, Standard & Poor’s lowered its credit rating on U.S. Cellular to BBB- from BBB. The ratings remained on credit watch with negative implications. On April 23, 2007, Standard & Poor’s lowered its credit rating on U.S. Cellular to BB+ from BBB-. The ratings remained on credit watch with negative implications. On June 21, 2007, Standard & Poor’s affirmed the BB+ rating, and removed the Company from Credit Watch.  The outlook is developing.

The maturity date of U.S. Cellular’s revolving credit facility would accelerate in the event of a change in control.

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. On November 6, 2006, U.S. Cellular announced that it would restate certain financial statements which caused U.S. Cellular to be late with certain SEC filings. The restatements and late filings resulted in defaults under the revolving credit facility.  However, U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios and U.S. Cellular did not fail to make any scheduled payments.  U.S. Cellular received waivers from the lenders associated with the revolving credit facility, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements and late filings.  U.S. Cellular believes it was in compliance as of June 30, 2007 with all covenants and the requirements set forth in its revolving credit facility.

12.         Long-Term Debt and Forward Contracts

There were no significant changes in long-term debt during the six months ended June 30, 2007.

U.S. Cellular’s long-term debt does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating.  However, U.S. Cellular’s ability to obtain long-term debt financing in the future could be adversely affected by a downgrade in its credit rating. U.S. Cellular believes it was in compliance as of June 30, 2007 with all covenants and other requirements set forth in its long-term debt indenture.

Forward Contracts

A subsidiary of U.S. Cellular had outstanding prepaid forward contracts with counterparties in connection with its 8,964,698 Vodafone Group Plc ADRs. The $159.9 million principal amount of the forward contracts was accounted for as a loan. The prepaid forward contracts contained embedded collars that were bifurcated and received separate accounting treatment in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS “133”). The Vodafone securities were pledged as collateral for the forward contracts.

The economic hedge risk management objective of the forward contracts was to hedge the value of the Vodafone securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”). The downside limit was hedged at or above the accounting cost basis of the securities.

Under the terms of the forward contracts, a subsidiary of U.S. Cellular owned the contracted shares and received dividends paid on such contracted shares. The forward contracts, at U.S. Cellular’s option, could have been settled in shares of the security or in cash, pursuant to formulas that “collared” the price of the shares. The collars effectively reduced U.S. Cellular’s downside limit and upside potential on the contracted shares. The collars were typically contractually adjusted for any changes in dividends on the underlying shares. If the dividend increased, the collar’s upside potential was typically reduced. If the dividend decreased, the collar’s upside potential was typically increased.

The forward contracts related to the Vodafone ADRs matured in May 2007. U.S. Cellular settled the forward contracts by delivery of Vodafone ADRs pursuant to the formula and then disposed of all remaining Vodafone ADRs.  U.S. Cellular recognized a pre-tax gain of $131.7 million at the time of delivery and sale of the shares. Since shares were delivered in the settlement of the forward contract, U.S. Cellular incurred a current tax liability in the amount of $35.5 million at the time of delivery and sale of the shares. As a result, U.S. Cellular no longer owns any Vodafone ADRs and no longer has any liability or other obligations under the related forward contracts.  See Note 9 — Marketable Equity Securities and Forward Contracts for additional information related to settlement of the forward contracts and disposal of the remaining Vodafone ADRs.

U.S. Cellular was required to comply with certain covenants under the forward contracts.  On November 6, 2006, U.S. Cellular announced that it would restate certain financial statements which caused U.S. Cellular to be late in certain SEC filings. The restatements and late filings resulted in defaults under certain forward contracts.  However, U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios and U.S. Cellular did not fail to make any scheduled payments. U.S. Cellular received waivers from the counterparty associated with such forward contracts, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatements and late filings.

13.         Commitments and Contingencies

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

Legal Proceedings

U.S. Cellular is involved in a number of legal proceedings before the FCC and various state and federal courts. In accordance with SFAS No. 5, Accounting for Contingencies, if U.S. Cellular believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss.  If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued.  The assessment of the expected outcomes of legal proceedings is a highly subjective process that requires judgments about future events.  The legal proceedings are reviewed at least quarterly to determine the adequacy of accruals and related financial statement disclosures. The ultimate outcomes of legal proceedings could differ materially from amounts accrued in the financial statements.

14.         Minority Interest in Subsidiaries

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

The settlement value of U.S. Cellular’s mandatorily redeemable minority interests was estimated to be $225.1 million at June 30, 2007. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and L.L.C.s on June 30, 2007, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FASB Staff Position (“FSP”) No. FAS 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests. U.S. Cellular has no current plans or intentions to liquidate any of the related partnerships or L.L.C.s prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and L.L.C.s at June 30, 2007 was $40.8 million and is included in the Consolidated Balance Sheet caption Minority Interest. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $184.3 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and L.L.C.s. Neither the minority interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements under U.S. GAAP. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. A change in those factors and assumptions could result in a materially larger or smaller settlement amount.

15.         Common Share Repurchase Program

The Board of Directors of U.S. Cellular has authorized the repurchase of up to 1% of the outstanding U.S. Cellular Common Shares held by non-affiliates on a quarterly basis, primarily for use in employee benefit plans (the “Limited Authorization”).  This authorization does not have an expiration date.

On March 6, 2007, in addition to U.S. Cellular’s existing Limited Authorization discussed above, the Board of Directors of U.S. Cellular authorized the repurchase of up to 500,000 Common Shares of U.S. Cellular (the “Additional Authorization”) from time to time through open market purchases, block transactions, private transactions or other methods.  This authorization was scheduled to expire on March 6, 2010.  However, as discussed below, because this authorization was fully utilized, no further purchases are available under this authorization.

On April 4, 2007, U.S. Cellular entered into an agreement to purchase 670,000 of its Common Shares from an investment banking firm in a private transaction in connection with an accelerated share repurchase (“ASR”). This amount represents 170,000 shares under the Limited Authorization and 500,000 shares under the Additional Authorization, both as described above.  Including a per share discount and commission payable to the investment bank, the shares were repurchased for approximately $49.1 million or $73.22 per share. The repurchased shares are being held as treasury shares.

In addition, on July 10, 2007, U.S. Cellular entered into another ASR to purchase 168,000 of its Common Shares from an investment banking firm in a private transaction under the Limited Authorization. Including a commission payable to the investment bank, the shares were repurchased for approximately $16.1 million or $96.10 per share. The repurchased shares are being held as treasury shares.

In connection with each ASR, the investment bank will purchase an equivalent number of shares in the open market over time. Each program must be completed within two years of the trade date of the respective ASR. At the end of the program, U.S. Cellular will receive or pay a price adjustment based on the average price of shares acquired by the investment bank pursuant to the ASR during the purchase period, less a negotiated discount. Generally, the purchase price adjustment can be settled, at U.S. Cellular’s option, in cash or in U.S. Cellular Common Shares. The subsequent purchase price adjustment will change the cost basis of the U.S. Cellular treasury shares.

As of June 30, 2007, the investment bank had purchased 87,700 shares at an average price of $75.26 per share under the April 4, 2007 ASR. The purchase price adjustment totals approximately $0.2 million owed by U.S. Cellular to the investment bank as of June 30, 2007 based on the difference between the price paid by U.S. Cellular of $73.22 per share in connection with the ASR, and the average price paid by the investment bank of $75.26 per share. U.S. Cellular could elect to settle the amount owed by issuing approximately 2,000 U.S. Cellular Common Shares to the investment bank.  U.S. Cellular would owe the investment bank an additional $10.1 million or approximately 111,700 U.S. Cellular Common Shares if the investment bank repurchased the remaining 582,300 shares at the June 30, 2007 closing market price of $90.60.  The amount owed would increase or decrease by $582,300 for each $1 increase or decrease in the stock price. Any amount owed will be settled at the conclusion of the program.

No U.S. Cellular Common Shares were repurchased in the first six months of 2006.

16.         Accumulated Other Comprehensive Income

The cumulative balances of unrealized gains and losses on marketable equity securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows:

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$77,545	$41,287
Add (deduct):
Unrealized gains (losses) on marketable equity securities	20,721	(3,084)
Income tax (expense) benefit	(7,595)	1,132
Net change in unrealized gains (losses) on marketable equity securities	13,126	(1,952)

Recognized gain on sale of marketable equity securities	(127,207)	—
Income tax expense	46,618	—
Net recognized gain on marketable equity securities	(80,589)	—
Net change in marketable equity securities	(67,463)	(1,952)
Balance, end of period	$10,082	$39,335

Derivative Instruments
Balance, beginning of period	$2,837	$2,835
Add (deduct):
Recognized gain on settlement of derivative instruments	(4,479)	—
Income tax expense	1,642	—
Net recognized gain on settlement of derivatives instruments	(2,837)	—
Net change in derivative instruments	(2,837)	—
Balance, end of period	$—	$2,835

Accumulated Other Comprehensive Income
Balance, beginning of period	$80,382	$44,122
Net change in marketable equity securities	(67,463)	(1,952)
Net change in derivative instruments	(2,837)	—
Net change in unrealized gains included in comprehensive income	(70,300)	(1,952)
Balance, end of period	$10,082	$42,170

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Comprehensive Income
Net Income	$221,972	$89,510
Net change in unrealized and realized gains (losses) on marketable equity securities and derivative instruments	(70,300)	(1,952)
	$151,672	$87,558

17.         Stock-Based Compensation

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

Under the U.S. Cellular 2005 Long-Term Incentive Plan, U.S. Cellular may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units, and deferred compensation stock unit awards to key employees. At June 30, 2007, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards, and deferred compensation stock unit awards.

At June 30, 2007, U.S. Cellular had reserved 4,188,000 Common Shares for equity awards granted and to be granted under the long-term incentive plan, and also had reserved 104,000 Common Shares for issuance to employees under an employee stock purchase plan. The maximum number of U.S. Cellular Common Shares that may be issued to employees under all stock-based compensation plans in effect at June 30, 2007 was 4,292,000 shares. U.S. Cellular currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan, restricted stock unit awards and deferred compensation stock unit awards.

Long-Term Incentive Plan — Stock Options— Non-qualified stock options granted to key employees are exercisable over a specified period not in excess of ten years. Stock options generally vest over periods up to four years from the date of grant. Stock options outstanding at June 30, 2007 expire between 2007 and 2017. U.S. Cellular granted 470,000 and 551,000 stock options during the six months ended June 30, 2007 and 2006, respectively. U.S. Cellular used the assumptions shown in the table below in valuing options granted in 2007.

Expected Life	3.1 years
Expected Annual Volatility Rate	22.8%-23.2%
Dividend Yield	—
Risk Free Interest Rate	4.4%-4.6%
Estimated Annual Forfeiture Rate	9.6%

A summary of U.S. Cellular stock options outstanding and exercisable as of June 30, 2007 and changes during the six months ended June 30, 2007 is presented below.

	Number of Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,571,000	$44.07	7.2	$119,651,000
(1,430,000 exercisable)		42.15	6.4	69,288,000
Granted	470,000	73.92		7,834,000
Exercised	1,084,000	41.44		39,136,000
Forfeited	64,000	54.08		2,342,000
Expired	10,000	37.83		509,000
Outstanding at June 30, 2007	1,883,000	52.71	7.9	71,359,000
(851,000 exercisable)		$42.10	6.7	$41,257,000

The aggregate intrinsic value represents the total pretax intrinsic value (the difference between U.S. Cellular’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount will change in future periods based on the market price of U.S. Cellular’s stock.

Long-Term Incentive Plan — Restricted Stock Units—U.S. Cellular grants restricted stock unit awards, which generally vest after three years, to key employees.  U.S. Cellular estimates the fair value of restricted stock units based on the closing market price of U.S. Cellular shares on the date of grant. U.S. Cellular granted 137,000 and 128,000 restricted stock units during the six months ended June 30, 2007 and 2006, respectively.

A summary of U.S. Cellular nonvested restricted stock units at June 30, 2007 and changes during the six months then ended is presented in the tables that follow:

Liability Classified Awards

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Values of Restricted Stock Units

Nonvested at December 31, 2006	57,000	$38.65
Granted	—	—
Vested	57,000	38.65
Forfeited	—	—
Nonvested at June 30, 2007	—	$—

Equity Classified Awards

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Values of Restricted Stock Units

Nonvested at December 31, 2006	288,000	$51.54
Granted	137,000	74.09
Vested	—	—
Forfeited	22,000	54.11
Nonvested at June 30, 2007	403,000	$59.01

Long-Term Incentive Plan — Deferred Compensation Stock Units—Certain U.S. Cellular employees may elect to defer receipt of all or a portion of their annual bonuses and to receive a company matching contribution on the amount deferred. All bonus compensation that is deferred by employees electing to participate is immediately vested and is deemed to be invested in U.S. Cellular Common Share stock units. The matching contributions also are deemed to be invested in U.S. Cellular Common Share stock units, with the number of such units determined based on the dollar amount of the matching contribution and the closing market price of U.S. Cellular Common Shares on the date of the match.

A summary of U.S. Cellular nonvested deferred compensation stock units at June 30, 2007 and changes during the six months then ended is presented in the table below:

	Number of Stock Units	Weighted Average Grant-Date Fair Values of Stock Units

Nonvested at December 31, 2006	2,400	$51.39
Granted	2,600	70.55
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2007	5,000	$61.35

Employee Stock Purchase Plan—Under the 2003 Employee Stock Purchase Plan, eligible employees of U.S. Cellular and its subsidiaries may purchase a limited number of U.S. Cellular Common Shares on a quarterly basis. The per share cost to each participant is 85% of the market value of the Common Shares as of the issuance date. U.S. Cellular employees are also eligible to participate in the TDS employee stock purchase plan. The per share costs in the TDS plan are the same as those for the U.S. Cellular plan.  U.S. Cellular issued 2,300 during the six months ended June 30, 2007. No shares were issued during the six months ended June 30, 2006.

Non-Employee Director Compensation Plan— Under the Non-Employee Director Compensation Plan, U.S. Cellular has reserved 3,100 Common Shares of U.S. Cellular for issuance as compensation to members of the board of directors who are not employees of U.S. Cellular or TDS. U.S. Cellular issued 663 shares during the six months ended June 30, 2007 and 40 shares during the six months ended June 30, 2006.

During the three and six months ended June 30, 2007 and 2006, U.S. Cellular recognized stock-based compensation costs of $5.2 million and $8.2 million and $3.1 million and $10.5 million, respectively. At June 30, 2007, unrecognized compensation cost for all U.S. Cellular stock-based compensation awards was $20.1 million. The unrecognized compensation cost for stock-based compensation awards at June 30, 2007 is expected to be recognized over a weighted average period of one year.

18.         Gain on Sale of Assets

In December 2006, U.S. Cellular entered into an agreement to sell $226.0 million face amount of accounts receivable previously written off for $5.9 million.  The agreement transferred all rights, title, and interest in the account balances, along with the right to collect all amounts due, to the buyer.  The sale was subject to a 180-day period in which the buyer may request a refund for unenforceable accounts.  The transaction was recognized as a sale during the fourth quarter of 2006 in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with the gain deferred until expiration of the recourse period.  During the second quarter 2007, U.S. Cellular recognized a gain of $5.0 million, net of refunds for unenforceable accounts. The gain is included in Selling, general and administrative expense on the Consolidated Statements of Operations. All expenses related to the transaction were recognized in the period incurred.

19.         Supplemental Cash Flow Disclosures — Non-Cash Financing Activities; Gain on Sale of Marketable Equity Securities

During the second quarter of 2007, U.S. Cellular delivered 8,815,475 Vodafone ADRs with a fair market value of $254.1 million to settle the $159.9 million principal amount of prepaid forward contracts and $94.2 million of related derivative liability.

Upon settlement of the prepaid forward contracts and related derivative liability, U.S. Cellular disposed of its remaining 149,223 Vodafone ADRs.  U.S. Cellular recorded a gain of $131.7 million in the second quarter of 2007 on the settlement of the prepaid forward contracts and the related derivative liability and the disposition of remaining Vodafone ADRs.

See Note 9 — Marketable Equity Securities and Forward Contracts and Note 12 Long-Term Debt and Forward Contracts for additional information related to the Vodafone ADRs and prepaid forward contracts.

20.         Subsequent Events

On July 10, 2007, pursuant to its Limited Authorization, U.S. Cellular entered into an agreement to purchase 168,000 of its Common Shares, from an investment banking firm in a private transaction in connection with an ASR. See Note 15 - Common Share Repurchase Program for additional information.

U.S. Cellular owns 370,882 shares of Rural Cellular Corporation (“RCCC”).  On July 30, 2007, RCCC announced that Verizon Wireless has agreed to purchase the outstanding shares of RCCC for $45 per share in cash.  The acquisition is expected to close in the first half of 2008.  If the transaction closes, U.S. Cellular will receive approximately $16.7 million in cash, recognize a $16.4 million pre-tax gain and cease to own any interest in RCCC.

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

OVERVIEW

United States Cellular Corporation (“U.S. Cellular”) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 80.7%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”) as of June 30, 2007.

U.S. Cellular differentiates itself from its competitors through a customer satisfaction strategy, reflecting a customer service focus, a high-quality wireless network and broad product distribution. U.S. Cellular’s business development strategy is to acquire, develop and operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas.  U.S. Cellular’s operating strategy is to strengthen the geographic areas where it can continue to build long-term operating synergies and to exit those areas where it does not have opportunities to build such synergies.

U.S. Cellular offers wireless telephone service to approximately 6 million customers covering six market areas in 26 states as of June 30, 2007. U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 66. During the second quarter of 2007, Barat Wireless was awarded the 17 licenses for which it was the successful bidder in Auction 66. U.S. Cellular owned, or had the right to acquire pursuant to certain agreements, interests in 253 wireless markets at June 30, 2007.

Results of Operations

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

Operating highlights in the first six months of 2007 included the following:

•            Total customers increased 5% year-over-year to 6,010,000 and average monthly service revenue per customer increased 7% to $49.60;

•            The retail postpay churn rate per month was 1.3%. The total postpay churn rate per month, including reseller customers was 1.7%;

•            Cash flows from operating activities were $436.1 million. During the second quarter of 2007, U.S. Cellular paid off all outstanding balances under its revolving credit facility and, at June 30, 2007, had cash and cash equivalents totaling $146.1 million; and

•            Additions to property, plant and equipment totaled $246.8 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores and continue the development and enhancements of U.S. Cellular’s office systems. Total cell sites in service increased 10% year-over-year to 6,140.

Service Revenues increased $205.9 million, or 13%, to $1,766.8 million in the six months ended June 30, 2007 from $1,560.9 million in 2006.  Revenues from data products and services increased 74% to $163.0 million in the six months ended June 30, 2007 from $93.7 million in 2006 as customers continue to increase usage of U.S. Cellular’s easyedgeSM products and offerings such as Short Messaging Service (SMS) and BlackBerry® handsets and service.

Operating Income increased $83.1 million, or 56%, to $232.0 million in the six months ended June 30, 2007 from $148.9 million in 2006. The increase in Operating Income reflected both higher operating revenues and a higher operating income margin (as a percent of service revenues), which was 13.1% in the six months ended June 30, 2007 compared to 9.5% in 2006.  During the second quarter of 2007, U.S. Cellular recognized a gain on sale of assets of $5.0 million related to an agreement entered into during December 2006 to sell accounts receivable amounts written off during previous years.

Although operating income margin improved in 2007 on a year-over-year basis, U.S. Cellular anticipates that there will be continued pressure on its operating income and operating income margin in the next few years related to the following factors:

•                  costs of customer acquisition and retention;

•                  effects of competition;

•                  providing service in recently launched areas;

•                  potential increases in prepaid and reseller customers as a percentage of U.S. Cellular’s customer base;

•                  costs of developing and introducing new products and services; and

•                  continued enhancements to its wireless networks.

Investment and Other Income (Expense) totaled $132.1 million in the six months ended June 30, 2007 and $9.6 million in the same period of 2006. During the second quarter of 2007, U.S. Cellular elected to settle prepaid forward contracts related to Vodafone ADRs by delivering Vodafone ADRs and to sell the remaining Vodafone ADRs. In connection with the delivery and sale of the ADRs, U.S. Cellular recognized a pre-tax gain of $131.7 million.

Net Income in the first six months ended June 30, 2007 increased 148% to $222.0 million compared to $89.5 million in 2006. Basic Earnings per Share was $2.53 in 2007, which was $1.50 higher than last year and Diluted Earnings per Share was $2.50, which was $1.48 higher than last year. The increases in Net Income and Earnings per Share in 2007 compared to 2006 were attributable primarily to higher Operating Income and the gain recognized on the delivery and disposition of the Vodafone ADRs as discussed above.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	2007	2006
As of June 30, (1a)
Total market population (2)	81,581,000	55,543,000
Customers (3)	6,010,000	5,704,000
Market penetration (4)	7.4%	10.3%
Total full-time equivalent employees	7,516	7,458
Cell sites in service	6,140	5,583
For the Six Months Ended June 30, (1b)
Net customer additions (5)	189,000	199,000
Net retail customer additions (5)	217,000	172,000
Average monthly service revenue per customer (6)	$49.60	$46.38
Retail postpay churn rate per month (7)	1.3%	1.5%
Total postpay churn rate per month (7)	1.7%	1.5%
Sales and marketing cost per gross customer addition (8)	$451	$453

(1a)          Amounts in 2007 include information related to all markets included in U.S. Cellular’s consolidated operations as of June 30, 2007.  Such markets include: (i) the market acquired during February 2007 from February 1 through June 30, 2007; and (ii) the markets related to the 17 licenses granted to Barat Wireless by the FCC in April 2007 which are incremental to U.S. Cellular’s currently owned or acquirable markets from April 30, 2007 through June 30, 2007. Amounts in 2006 include information related to all markets included in U.S. Cellular’s consolidated operations as of June 30, 2006. Such markets include: (i) the 11 markets granted to Carroll Wireless by the FCC in January 2006 for the period January 6 through June 30, 2006; and (ii) the additional market interest acquired during April 2006 for the period April 1, 2006 through June 30, 2006.

(1b)         Amounts in 2007 include results from all markets included in U.S. Cellular’s consolidated operations for the period January 1, 2007 through June 30, 2007.  The market acquired in February 2007 is included for the period February 1, 2007 through June 30, 2007.  Amounts in 2006 include results from all markets included in U.S. Cellular’s consolidated operations for the period January 1, 2006 through June 30, 2006. The 11 markets granted to Carroll Wireless by the FCC in January 2006 are included for the period January 6 through June 30, 2006. The additional market interest acquired during April 2006 is included for the period April 1, 2006 through June 30, 2006.

(2)                Represents 100% of the population of the markets in which U.S. Cellular had a controlling financial interest for financial reporting purposes as of June 30 of each respective year.

(3)                U.S. Cellular’s customer base consists of the following types of customers:

	June 30,
	2007	2006
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	5,126,000	4,779,000
End user customers acquired through U.S. Cellular’s agreement with a third party (“reseller customers”) *	562,000	605,000
Total postpay customers	5,688,000	5,384,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	322,000	320,000
Total customers	6,010,000	5,704,000

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

(6)                Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per customer basis. Variances in this measurement are monitored and compared to variances in expenses on a per customer basis. Average monthly service revenue per customer is calculated as follows:

	Six Months Ended June 30,
	2007	2006

Service Revenues per Consolidated Statements of Operations	$1,766,801	$1,560,927
Divided by average customers during period (000s) *	5,937	5,609
Divided by number of months in each period	6	6
Average monthly service revenue per customer	$49.60	$46.38

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

(7)               Postpay churn rate per month represents the percentage of the postpay customer base that disconnects service each month. Total postpay churn rate includes both retail postpay customers and reseller customers.  Retail postpay churn rate includes only retail postpay customers. Effective for 2007, consistent with a change in U.S. Cellular's operating practices with its reseller, U.S. Cellular reports reseller customer disconnects as postpay disconnects in the period in which the reseller customers are disconnected by the reseller.  Previously, only those reseller customer numbers that were disconnected from U.S. Cellular's network were counted in the number of postpay disconnects; this previous practice reflected the fact that reseller customers could disconnect service without the associated account numbers being disconnected from U.S. Cellular's network if the reseller elected to reuse the customer telephone numbers.

Total reseller disconnects totaled 161,000 for the six months ended June 30, 2007.  On a comparable basis, total reseller disconnects for the six months ended June 30, 2006 were estimated to be 210,000, versus the previously reported total of 42,000.  The total postpay churn rate per month for the six months ended June 30, 2007 was 1.7%.  On a comparable basis, the total postpay churn rate per month for the six months ended June 30, 2006 was estimated to be 2.0%, versus the previously reported figure of 1.5%.

(8)               Sales and marketing cost per gross customer addition for 2007 and for 2006 is not comparable as a result of the change in operating practices with its reseller. For a discussion of the components of this calculation and the change in U.S. Cellular’s operating practices with its resellers, see “Operating expenses – Selling, general and administrative expenses”, below.  Excluding the impact of reseller gross customer additions, sales and marketing cost per gross customer addition in 2007 was $531 compared to $497 in 2006.

Operating Revenues increased $223.8 million, or 13%, to $1,906.3 million in 2007 from $1,682.5 million in 2006.

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Retail service	$1,543,050	$1,375,335
Inbound roaming	89,352	74,089
Long-distance and other service revenues	134,399	111,503
Service Revenues	1,766,801	1,560,927
Equipment sales	139,519	121,586
	$1,906,320	$1,682,513

Service revenues increased $205.9 million, or 13%, to $1,766.8 million in 2007 from $1,560.9 million in 2006. Service revenues primarily consist of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); (iii) charges for long-distance calls made on U.S. Cellular’s systems; and (iv) amounts received from the Federal Universal Service Fund (“USF”).  The increase in service revenues in 2007 was primarily due to the following factors:

•                  a 6% growth in the average customer base; and

•                  a 7% increase in monthly service revenue per customer, which averaged $49.60 in the first six months of 2007 and $46.38 in the first six months of 2006.

See footnote 6 to the table of summarized operating data in “Results of Operations” above for the calculation of average monthly service revenue per customer.

Retail service revenues increased $167.7 million, or 12%, to $1,543.0 million in 2007 from $1,375.3 million in 2006. Growth in U.S. Cellular’s average customer base and an increase in average monthly retail revenue per customer, driven by growth in revenues from data services, were the primary reasons for the increase in retail service revenue.  Average monthly retail service revenue per customer increased 6% to $43.32 in 2007 from $40.87 in 2006.

U.S. Cellular’s average customer base increased 6% in 2007, primarily driven by the 300,000 net new customer additions that U.S. Cellular generated from its marketing (including reseller) distribution channels over the past twelve months. The average number of customers also was affected by the timing of acquisitions, divestitures and exchanges.

U.S. Cellular anticipates that net additions to its customer base will increase during 2007 as a result of its continuing focus on customer satisfaction; attractively priced service plans, a broader line of handsets and other products, improvements in distribution and growth in customers in newer markets.  However, the level of growth in the customer base for 2007 will depend upon U.S Cellular’s ability to attract new customers and retain existing customers in a highly, and increasingly, competitive marketplace. See Operating Income, below, for U.S. Cellular’s estimate of net retail customer additions for the full year.

Monthly retail minutes of use per customer increased to 821 in 2007 from 691 in 2006, primarily driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. The impact on retail service revenues of the increases in average monthly minutes of use was offset by decreases in average revenue per minute of use in both years. The decreases in average revenue per minute of use reflect the impact of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans and the inclusion of features such as unlimited night and weekend minutes and unlimited incoming call minutes in certain pricing plans.  U.S. Cellular anticipates that its average revenue per minute of use may continue to decline in the future, reflecting increased competition and continued penetration of the consumer market.

Revenues from data products and services grew significantly year-over-year, totaling $163.0 million in 2007 from $93.7 million in 2006. Such growth, which positively impacted average monthly retail service revenues per customer, reflected customers’ continued increasing acceptance and usage of U.S. Cellular’s easyedgeSM products and offerings such as Short Messaging Services (“SMS”) and BlackBerry® handsets and service.

Inbound roaming revenues increased $15.3 million, or 21%, to $89.4 million in 2007 from $74.1 million in 2006.  The increase in revenues was related primarily to an increase in roaming minutes of use, partially offset by a decrease in revenue per roaming minute of use.  The increase in inbound roaming minutes of use was driven primarily by the overall growth in the number of customers and retail minutes of use per customer throughout the wireless industry and an increase in inbound traffic from other wireless carriers. The decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates, and the changing mix of traffic from various carriers with different negotiated rates.

U.S. Cellular anticipates that inbound roaming minutes of use might continue to grow over the next few years, reflecting continuing industry-wide growth in customers and retail minutes of use per customer and increased usage of data services while roaming, but that the rate of growth will decline due to higher penetration and slower overall growth in the consumer wireless market. In addition, U.S. Cellular anticipates that the rate of decline in average inbound roaming revenue per roaming minute of use may be lower over the next few years, reflecting the wireless industry trend toward longer term negotiated rates.

Long-distance and other service revenues increased $22.9 million, or 21%, to $134.4 million in 2007 from $111.5 million in 2006.  The increase primarily reflected a $10.6 million increase in long-distance revenues and a $12.3 million increase in other revenues. The increase in long-distance revenues was driven by an increase in the volume of long-distance calls billed both to U.S. Cellular’s customers and to other wireless carriers whose customers used U.S. Cellular’s systems to make long-distance calls. The growth in other revenues was due primarily to an increase in eligible telecommunication carrier (“ETC”) funds that are received from the USF. U.S. Cellular was designated as an ETC in Kansas during February 2006, thereby increasing to seven the number of states in which U.S. cellular was eligible to receive ETC funds as of June 30, 2006. In May 2007, U.S. Cellular received notification that it was designated as an ETC in the state of Nebraska; however, no USF funds related to this new designation were received during the first six months of 2007.

Equipment sales revenues increased $17.9 million, or 15%, to $139.5 million in 2007 from $121.6 million in 2006.  Equipment sales revenues include revenues from sales of handsets and related accessories to both new and existing customers, as well as revenues from sales of handsets to agents. All equipment sales revenues are recorded net of anticipated rebates.

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

The increase in equipment sales revenues in 2007 was driven by an increase in average revenue per handset sold. Average revenue per handset sold increased 13% in 2007, primarily reflecting a continued shift to sale of more expensive handsets with expanded capabilities.  The number of handsets sold increased 2% year-over-year.

Operating Expenses increased $140.7 million, or 9%, to $1,674.3 million in 2007 from $1,533.6 million in 2006. The major components of operating expenses are shown in the table below.

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
System operations (excluding depreciation, amortization and accretion included below)	$343,693	$303,873
Cost of equipment sold	305,694	276,732
Selling, general and administrative	726,825	670,473
Depreciation, amortization and accretion	298,113	282,511
	$1,674,325	$1,533,589

System operations expenses (excluding depreciation, amortization and accretion) increased $39.8 million, or 13%, to $343.7 million in 2007 from $303.9 million in 2006. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers.

Key components of the increase in total system operations expenses were as follows:

•                  maintenance, utility and cell site expenses increased $14.7 million, or 12%, in 2007, primarily driven by increases in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 6,140 and 5,583 as of June 30, 2007 and 2006, respectively, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also through acquisitions of existing wireless operations;

•                  the cost of network usage for U.S. Cellular’s systems increased $13.0 million, or 11%, as total minutes used on U.S. Cellular’s systems increased 26% in 2007 primarily driven by migration to pricing plans with a larger number of packaged minutes, mostly offset by the ongoing reduction in the per-minute cost of usage for U.S. Cellular’s network; and

•                  expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $12.1 million, or 19%, due to an increase in roaming minutes of use partially offset by a reduction in cost per minute which resulted from a reduction in negotiated roaming rates.

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

Cost of equipment sold increased $29.0 million, or 10%, to $305.7 million in 2007 from $276.7 million in 2006. The increase was due primarily to the change in mix of handsets being sold, as discussed above.

Selling, general and administrative expenses increased $56.3 million, or 8%, to $726.8 million in 2007 from $670.5 million in 2006. Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in 2007 is primarily due to higher expenses associated with acquiring, serving and retaining customers, primarily as a result of an increase in U.S. Cellular’s customer base.  Key components of the increase in selling, general and administrative expenses were as follows:

•                  a $23.2 million, or 12%, increase in expenses related to agents and sales employees to support growth in customers and revenues in recently acquired and existing markets;

•                  a $25.5 million, or 64%, increase in expenses related to federal universal service fund contributions and other regulatory fees and taxes (most of the expenses related to universal service fund contributions are offset by increases in retail service revenues for amounts passed through to customers) due to both an increase in the contribution rate and an increase in service revenues;

•                  a $6.9 million, or 3%, increase in expenses primarily related to the operations of U.S. Cellular’s regional support offices; and

•                  a $6.4 million, or 23%, increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects.

The above increases were offset by a $3.9 million, or 4%, decrease in advertising expenses primarily due to the timing of advertising expenditures during 2007 compared to 2006. In addition, gain on sale of assets totaled $5.0 million in 2007, related to an agreement entered into during December 2006 to sell accounts receivable written off during previous years.  See “Liquidity and Capital Resources” for additional information regarding the sale.

Sales and marketing cost per gross customer addition in 2007 was $451.  As discussed in footnotes (4) and (5) in the table below, there was a change in the reporting of reseller gross customer additions during 2007.  Excluding the impact of reseller gross customer additions, sales and marketing cost per gross customer addition in 2007 was $531 compared to $497 in 2006.  The increase was primarily due to increased agent-related and sales employee-related expenses, as well as higher losses on sales of handsets. Management uses the sales and marketing cost per gross customer addition measurement to assess both the cost of acquiring customers on a per gross customer addition basis and the efficiency of its marketing efforts. Sales and marketing cost per gross customer addition is not calculable using financial information derived directly from the Consolidated Statements of Operations.  The definition of sales and marketing cost per gross customer addition that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similar measures that are reported by other companies.

Below is a summary of sales and marketing cost per gross customer addition for each period:

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$312,898	$294,236
Cost of equipment sold to new customers (2)	230,076	196,124
Less equipment sales revenue from new customers (3)	(147,639)	(136,725)
Total costs	395,335	$353,635
Gross customer additions (000s) (4)	877	781
Sales and marketing cost per gross customer addition (5)	$451	$453

(1)          Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general  and administrative expenses as follows:

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$726,825	$670,473
Less expenses related to serving and retaining customers	(413,927)	(376,237)
Selling, general and administrative expenses related to the acquisition of new customers	$312,898	$294,236

(2)          Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)

Cost of equipment sold as reported	$305,694	$276,732
Less cost of equipment sold related to the retention of current customers	(75,618)	(80,608)
Cost of equipment sold to new customers	$230,076	$196,124

(3)          Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)

Equipment sales revenue as reported	$139,519	$121,586
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(21,379)	(26,868)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	29,499	42,007
Equipment sales revenues from new customers	$147,639	$136,725

(4)          Gross customer additions represent customers added to U.S. Cellular’s customer base through its marketing distribution channels during the respective periods presented, including customers added through a third party reseller.  Effective for 2007, consistent with a change in U.S. Cellular’s operating practices with its reseller, U.S. Cellular reports all reseller customer activations as gross additions in the period in which such reseller customer activations occur. Previously, only net customer activations as reported by the reseller were counted in the number of gross additions; this previous practice reflected the fact that certain reseller customer activations involved the reseller’s reuse of telephone numbers that had not been disconnected from U.S. Cellular’s network at the time of an earlier reseller customer disconnect.  Reseller gross customer additions for the six months ended June 30, 2007 totaled 133,000.  On a comparable basis, reseller gross customer additions for the six months ended June 30, 2006 were estimated to be 238,000, versus the previously reported total of 70,000.

(5)                    Sales and marketing cost per gross customer addition for 2007 and for 2006 is not comparable is a result of the change in operating practices with its reseller, see footnote (4) above.  Excluding the impact of reseller gross customer additions, sales and marketing costs per gross customer addition for 2007 was $531 compared to $497 for 2006.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), decreased less than 1% to $13.97 in 2007 from $14.02 in 2006, primarily due to gain on sale of receivables recorded in the second quarter of 2007, which was partially offset by the increase in employee-related expenses associated with serving and retaining customers and an increase in expense related to the federal universal service fund contributions and other regulatory fees and taxes.

Management uses the monthly general and administrative expenses per customer measurement to assess the cost of serving and retaining its customers on a per unit basis. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Six Months Ended June 30,
	2007	2006
Components of cost (1)	(Dollars in thousands, except per customer amounts)
Selling, general and administrative expenses as reported	$726,825	$670,473
Less selling, general and administrative expenses related to the acquisition of new customers	(312,898)	(294,236)
Add cost of equipment sold related to the retention of current customers	75,618	80,608
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(21,379)	(26,868)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	29,499	42,007
Net cost of serving and retaining customers	$497,665	$471,984
Divided by average customers during period (000s) (2)	5,937	5,609
Divided by six months in each period	6	6
Average monthly general and administrative expenses
per customer	$13.97	$14.02

(1)          These components were previously identified in the summary of sales and marketing cost per customer addition and related footnotes above.

(2)          The calculation of “Average customers during the period” is set forth in footnote 6 of the table of summarized operating data above.

Depreciation, amortization and accretion expense increased $15.6 million, or 6%, to $298.1 million in 2007 from $282.5 million in 2006.

Depreciation expense increased $26.2 million, or 10%, to $277.4 million in 2007 from $251.2 million in 2006. The majority of the increase reflects a higher average fixed assets balance, which increased 10% for the period from January 1 through June 30, 2007 as compared to the same period in the prior year.  The increase in fixed assets in 2007 resulted from the following factors:

•                  the addition of 557 cell sites to U.S. Cellular’s network since June 30, 2006; and

•                  the addition of radio channels and switching capacity to U.S. Cellular’s network to accommodate increased usage.

See “Financial Resources” and “Liquidity and Capital Resources” for further information regarding capital expenditures.

In 2007, depreciation expense included charges of $6.1 million related to disposals of assets, trade-ins of older assets for replacement assets and write-offs of TDMA equipment upon disposal or consignment for future sale.  In 2006, depreciation expense included charges of $6.1 million related to such disposals, trade-ins and write-offs.

Amortization and accretion expense decreased $12.8 million in 2007 primarily due to the billing system becoming fully depreciated in 2006 and a decrease in customer list amortization expense.

Loss on impairment of intangible assets totaled $2.1 million in 2007.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, U.S. Cellular performed the annual impairment test for its investment in licenses in the second quarter of 2007.  In accordance with SFAS 142, the Company performs the annual impairment tests of licenses at the unit of accounting level.  U.S. Cellular’s license impairments in 2007 were related to two of its six units of accounting in which operations have not yet begun. Fair values for such units of accounting were determined by reference to values established by auctions and other market transactions involving licenses comparable to those included in each specific unit of accounting. The 2006 annual testing resulted in no impairments.

Operating Income

Operating income increased $83.1 million, or 56%, to $232.0 million in 2007 from $148.9 million in 2006. Operating income margin (as a percent of service revenues) was 13.1% in 2007 and 9.5% in 2006.

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

The following are U.S. Cellular’s estimates of full-year 2007 service revenues; depreciation, amortization and accretion expenses; operating income; and net retail customer additions. The following estimates were updated by U.S. Cellular on August 7, 2007, and continue to represent U.S. Cellular’s estimates as of the date of the filing of this Form 10-Q . Such forward-looking information should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from these estimated results.

	2007 Estimated Results	2006 Actual Results
Service revenues	Approx. $3.6 billion	$3.2 billion
Depreciation, amortization and accretion expenses	Approx. $615 million	$575.1 million
Operating income	$395-$445 million	$289.9 million
Net retail customer additions	375,000-425,000	297,000

Investment and Other Income (Expense) totaled $132.1 million in 2007 and $9.6 million in 2006.

Equity in earnings of unconsolidated entities increased $4.7 million, or 11%, to $46.1 million in 2007 from $41.4 million in 2006. Equity in earnings of unconsolidated entities primarily represents U.S. Cellular’s share of net income from the markets in which it has a minority interest and accounts for by the equity method.  U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership contributed $36.4 million and $30.4 million to equity in earnings of unconsolidated entities in 2007 and 2006, respectively.

Interest and dividend income decreased $5.2 million to $5.2 million in 2007 from $10.4 million in 2006. Interest income of $4.5 million in 2007 primarily includes interest earned on U.S. Cellular’s cash balances.  Interest income of $3.0 million in 2006 includes amounts earned related to the settlement of a sales tax audit as well as interest earned on U.S. Cellular’s cash balances.  Dividend income of $7.4 million in 2006 resulted from U.S. Cellular’s investment in Vodafone American Depositary Receipts (“ADRs”).

Fair value adjustment of derivative instruments resulted in losses of $5.4 million in 2007 and a gain of $3.9 million in 2006.  Fair value adjustment of derivative instruments reflects the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Vodafone marketable equity securities not designated as a hedge.  The accounting for the embedded collars as derivative instruments not designated as a hedge resulted in increased volatility in the results of operations, as fluctuations in the market price of the underlying Vodafone marketable equity securities resulted in changes in the fair value of the embedded collars being recorded in the Consolidated Statements of Operations.

Gain on sale of investments totaled $131.7 million in 2007, related to the settlement of forward contracts related to Vodafone ADRs and sale of the remaining ADRs. See “Liquidity and Capital Resources” for additional information regarding these transactions.

Interest expense decreased $1.2 million, or 3%, to $45.0 million in 2007 from $46.2 million in 2006.  Interest expense in 2007 is primarily related to U.S. Cellular’s 6.7% senior notes ($18.5 million); its 7.5% senior notes ($12.6 million); its 8.75% senior notes ($5.7 million); its Vodafone forward contracts ($3.5 million); and its revolving credit facility with a series of banks ($3.6 million). Interest expense in 2006 is primarily related to U.S. Cellular’s 6.7% senior notes ($18.5 million); its 7.5% senior notes ($12.6 million); its 8.75% senior notes ($5.7 million); its Vodafone forward contracts ($4.3 million); and its revolving credit facility with a series of banks ($4.1 million).

For information regarding U.S. Cellular’s Revolving Credit Facility and Long-Term Debt, see “Liquidity and Capital Resources — Revolving Credit Facility” and “Long-Term Debt” below.

Income Taxes

Income tax expense increased $73.0 million, or 117%, to $135.4 million in 2007 from $62.4 million in 2006 primarily due to higher income before taxes and minority interest. The overall effective tax rate on income before income taxes and minority interest for the six months ended June 30, 2007 and 2006 was 37.2% and 39.4%, respectively. The effective tax rate for the 2007 period is 2.2 percentage points less than 2006 primarily due to a reduction in state tax expense.  For further analysis and discussion of U.S. Cellular’s effective tax rates in 2007 and 2006, see Note 5 — Income Taxes of Notes to Consolidated Financial Statements included herein.

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

Net Income

Net income increased $132.5 million, or 148%, to $222.0 million in 2007 from $89.5 million in 2006.  Basic earnings per share was $2.53 in 2007 and $1.03 in 2006. Diluted earnings per share was $2.50 in 2007 and $1.02 in 2006. In 2007, increases in net income and earnings per share were primarily attributable to higher Operating Income and the Gain on sale of investments described above.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Operating Revenues increased $125.5 million, or 15%, to $971.6 million during the second quarter of 2007 from $846.1 million in 2006.

	Three Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Retail service	$788,535	$696,079
Inbound roaming	48,084	38,745
Long-distance and other service revenues	69,599	56,881
Service Revenues	906,218	791,705
Equipment sales	65,428	54,432
	$971,646	$846,137

Service revenues increased $114.5 million, or 14%, to $906.2 million in 2007 from $791.7 million in 2006.  The increase in service revenues in 2007 was primarily due to the following factors:

•                  a 6% growth in the average customer base; and

•                  a 5% increase in monthly service revenue per customer, which averaged $50.42 in the second quarter of 2007 and $46.54 in the second quarter of 2006.

See footnote 6 to the table of summarized operating data in “Results of Operations” above for the calculation of average monthly service revenue per customer.

Retail service revenues increased $92.4 million, or 13%, to $788.5 million in the second quarter of 2007 from $696.1 million in the second quarter of 2006, primarily due to growth in U.S. Cellular’s customer base (6%) and average monthly retail service revenues per customer (7%). Average monthly retail service revenue per customer increased to $43.87 in 2007 from $40.92 in 2006, reflecting an increase in monthly retail minutes of use per customer, to 858 in 2007 from 719 in 2006, partially offset by a decrease in average revenue per minute of use.

Inbound roaming revenues increased $9.4 million, or 24%, to $48.1 million in the second quarter of 2007 from $38.7 million in the second quarter of 2006.  The increase in revenues was related primarily to an increase in roaming minutes of use, partially offset by a decrease in average inbound roaming revenue per roaming minute of use.

Long-distance and other service revenues increased $12.7 million, or 22%, to $69.6 million in the second quarter of 2007 from $56.9 million in the second quarter of 2006. The increase primarily reflected a $6.9 million increase in long-distance revenues and a $5.2 million increase in the amount of USF funds received.

Equipment sales revenues increased $11.0 million, or 20%, to $65.4 million in the second quarter of 2007 from $54.4 million in the second quarter of 2006.  The increase in equipment sales revenues in 2007 was driven primarily by an increase in average revenue per handset sold. Average revenue per handset sold increased 16% in 2007, reflecting a continued shift to sale of more expensive handsets with expanded capabilities. The number of handsets sold increased 4% year-over-year.

Operating Expenses increased $81.0 million, or 11%, to $848.2 million during the second quarter of 2007 from $767.2 million in the second quarter of 2006. The major components of operating expenses are shown in the table below.

	Three Months Ended June 30,
	2007	2006
	(Dollars in thousands)

System operations (excluding depreciation, amortization and accretion included below)	$176,409	$150,555
Cost of equipment sold	151,015	133,416
Selling, general and administrative	371,894	342,769
Depreciation, amortization and accretion	148,856	140,486
	$848,174	$767,226

System operations expenses (excluding depreciation, amortization and accretion) increased $25.8 million, or 17%, to $176.4 million in the second quarter of 2007 from $150.6 million in the second quarter of 2006.

Key components of the increase in total system operations expenses were as follows:

•                  expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $9.7 million, or 32%, due to an increase in roaming minutes of use partially offset by the reduction in cost per minute which resulted from the reduction in negotiated roaming rates;

•                  maintenance, utility and cell site expenses increased $9.1 million, or 15%, in 2007, primarily driven by increases in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 6,140 and 5,583 as of June 30, 2007 and 2006, respectively, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also through acquisitions of existing wireless operations; and

•                  the cost of network usage for U.S. Cellular’s systems increased $7.1 million, or 12%, as total minutes used on U.S. Cellular’s systems increased 28% in 2007 primarily driven by migration to pricing plans with a larger number of packaged minutes, mostly offset by the ongoing reduction in the per-minute cost of usage for U.S. Cellular’s network.

Cost of equipment sold increased $17.6 million, or 13%, to $151.0 million in the second quarter of 2007 from $133.4 million in the second quarter of 2006. The increase was due to increases in the cost per handset sold (9%) reflecting a change in mix and in the number of handsets sold (4%), as discussed above.

Selling, general and administrative expenses increased $29.1 million, or 8%, to $371.9 million in the second quarter of 2007 from $342.8 million in the second quarter of 2006.  The increase reflects higher expenses associated with acquiring, serving and retaining customers, primarily as a result of the increase in U.S. Cellular’s customer base. Key components of the increase in selling, general and administrative expenses were as follows:

•                  a $17.0 million, or 89%, increase in expenses related to federal universal service fund contributions and other regulatory fees and taxes (most of the expenses related to universal service fund contributions are offset by increases in retail service revenues for amounts passed through to customers) due to both an increase in the contribution rate and an increase in service revenues;

•                  an $8.2 million, or 8%, increase in expenses related to agents and sales employees to support growth in customers and revenues in recently acquired and existing markets;

•                  a $6.8 million, or 5%, increase in expenses primarily related to the operations of U.S. Cellular’s regional support offices;

•                  a $2.0 million, or 12%, increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects; and

•                  a $2.0 million, or 28%, increase in non-income tax expenses primarily due to an increase in property taxes due to the increase in the number of cell sites.

The above increases were partially offset by a $2.8 million, or 18%, decrease in bad debts expense and a $5.0 million gain on the sales of assets related to an agreement entered into during December 2006 to sell accounts receivable written off in previous years. See “Liquidity and Capital Resources” for additional information regarding the sale.

Sales and marketing cost per gross customer addition in the second quarter of 2007 was $478.  As discussed in footnotes (4) and (5) in the table below, there was a change in the reporting of reseller gross customer additions during 2007.  Excluding the impact of reseller gross customer additions, sales and marketing cost per gross customer addition in 2007 was $576 compared to $526 in 2006. The increase was primarily due to increased agent-related and sales employee-related expenses, as well as higher losses on sales of handsets. Below is a summary of sales and marketing cost per gross customer addition for each period.

	Three Months Ended June 30,
	2007	2006
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$158,243	$149,240
Cost of equipment sold to new customers (2)	113,130	91,752
Less equipment sales revenue from new customers (3)	(71,512)	(66,288)
Total costs	$199,861	$174,704
Gross customer additions (000s) (4)	418	347
Sales and marketing cost per gross customer addition (5)	$478	$503

(1)          Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general  and administrative expenses as follows:

	Three Months Ended June 30,
	2007	2006
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$371,894	$342,769
Less expenses related to serving and retaining customers	(213,651)	(193,529)
Selling, general and administrative expenses related to the acquisition of new customers	$158,243	$149,240

(2)          Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Three Months Ended June 30,
	2007	2006
	(Dollars in thousands)

Cost of equipment sold as reported	$151,015	$133,416
Less cost of equipment sold related to the retention of current customers	(37,885)	(41,664)
Cost of equipment sold to new customers	$113,130	$91,752

(3)          Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Three Months Ended June 30,
	2007	2006
	(Dollars in thousands)

Equipment sales revenue as reported	$65,428	$54,432
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(9,492)	(12,823)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	15,576	24,679
Equipment sales revenues from new customers	$71,512	$66,288

(4)          Gross customer additions represent customers added to U.S. Cellular’s customer base through its marketing distribution channels during the respective periods presented, including customers added through a third party reseller.  Effective for 2007, consistent with a change in U.S. Cellular’s operating practices with its reseller, U.S. Cellular reports all reseller customer activations as gross additions in the period in which such reseller customer activations occur. Previously, only net customer activations as reported by the reseller were counted in the number of gross additions; this previous practice reflected the fact that certain reseller customer activations involved the reseller’s reuse of telephone numbers that had not been disconnected from U.S. Cellular’s network at the time of an earlier reseller customer disconnect.  Reseller gross customer additions for the three months ended June 30, 2007 totaled 71,000.  On a comparable basis, reseller gross customer additions for the three months ended June 30, 2006 were estimated to be 133,000 versus the previously reported total of 15,000.

(5)           Sales and marketing cost per gross customer addition for the second quarter of 2007 and for the second quarter of 2006 is not comparable as a result of the change in operating practices with its reseller, see footnote (4) above.  Excluding the impact of reseller gross customer additions, sales and marketing costs per gross customer addition for the second quarter of 2007 was $576 compared to $526 for the second quarter of 2006.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), decreased 1% to $14.33 in the second quarter of 2007 from $14.52 in the second quarter of 2006, primarily due to the gain on sale of receivables recorded in the second quarter of 2007, which was partially offset by the increase in expenses related to the federal universal service fund contributions and other regulatory fees and taxes and the increase in employee-related expenses associated with serving and retaining customers. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended June 30,
	2007	2006
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$371,894	$342,769
Less selling, general and administrative expenses related to the acquisition of new customers	(158,243)	(149,240)
Add cost of equipment sold related to the retention of current customers	37,885	41,664
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(9,492)	(12,823)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	15,576	24,679

Net cost of serving and retaining customers	$257,620	$247,049
Divided by average customers during period (000s) (2)	5,991	5,670
Divided by three months in each period	3	3

Average monthly general and administrative expenses per customer	$14.33	$14.52

(1)          These components were previously identified in the summary of sales and marketing cost per customer addition and related footnotes.

(2)          The calculation of “Average customers during the period” is set forth in footnote 6 to the table of summarized operating data above.

Depreciation, amortization and accretion expense increased $8.4 million, or 6%, to $148.9 million in the second quarter of 2007 from $140.5 million in the second quarter of 2006.  The majority of the increase reflects higher fixed assets; average fixed asset balances for the second quarter of 2007 increased 10% compared to the same period in the prior year.  Such increased fixed assets balances resulted, to a large degree, from the addition of 557 cell sites to U.S. Cellular’s network since June 30, 2006.

In 2007, amortization and accretion expense decreased $7.5 million primarily due to the billing system becoming fully depreciated in 2006 and a decrease in customer list amortization.

Loss on impairment of intangible assets totaled $2.1 million in 2007.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, U.S. Cellular performed the annual impairment test for its investment in licenses in the second quarter of 2007.  In accordance with SFAS 142, the Company performs the annual impairment tests of licenses at the unit of accounting level.  U.S. Cellular’s license impairments in 2007 were related to two of its six units of accounting in which operations have not yet begun. Fair values for such units of accounting were determined by reference to values established by auctions and other market transactions involving licenses comparable to those included in each specific unit of accounting. The 2006 annual testing resulted in no impairments.

Operating Income increased $44.6 million, or 56%, to $123.5 million in the second quarter of 2007 from $78.9 million in the second quarter of 2006; operating income margin (as a percent of service revenues) totaled 13.6% in 2007 and 10.0% in 2006.

Investment and Other Income (Expense) totaled income of $118.2 million in the second quarter of 2007 and $7.7 million in the second quarter of 2006.

Equity in earnings of unconsolidated entities increased $1.0 million, to $23.0 million in the second quarter of 2007 from $22.0 million in the second quarter of 2006.  Equity in earnings of unconsolidated entities primarily represents U.S. Cellular’s share of net income from the markets in which it has a minority interest and accounts for by the equity method.  U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership contributed $18.4 million and $15.8 million to equity in earnings of unconsolidated entities in 2007 and 2006, respectively.

Interest and dividend income decreased $7.1 million, to $2.7 million in the second quarter of 2007 from $9.8 million in the second quarter of 2006.  Interest income primarily includes interest earned on U.S. Cellular’s cash balances. Dividend income of $7.4 million in 2006 resulted from U.S. Cellular’s investment in Vodafone ADRs.

Fair value adjustment of derivative instruments totaled a loss of $17.8 million in 2007 and a loss of $0.9 million in 2006.  Fair value adjustment of derivative instruments reflects the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Vodafone marketable equity securities not designated as a hedge.  The accounting for the embedded collars as derivative instruments not designated as a hedge resulted in increased volatility in the results of operations, as fluctuation in the market price of the underlying Vodafone marketable equity securities resulted in changes in the fair value of the embedded collars being recorded in the Consolidated Statements of Operations.

Gain on sale of investments totaled $131.7 million in 2007 related to the settlement of forward contracts related to Vodafone ADRs and sale of remaining Vodafone ADRs. See “Liquidity and Capital Resources” for additional information related to these transactions.

Interest expense decreased $1.7 million, or 7%, to $21.3 million in the second quarter of 2007 from $23.0 million in the second quarter of 2006 primarily due to a decrease in average revolving credit facility balances.

Income Taxes

Income tax expense increased $57.8 million to $91.5 million in the second quarter of 2007 from $33.7 million in the second quarter of 2006 primarily due to higher income before taxes and minority interest.  For an analysis and discussion of U.S. Cellular’s effective tax rates in 2007 and 2006 see Note 5 — Income Taxes of Notes to Consolidated Financial Statements included in Item 1 above.

Net Income

Net income totaled $147.6 million and $50.1 million in the second quarter of 2007 and 2006, respectively.  Basic earnings per share was $1.68 in 2007 and $0.57 in 2006. Diluted earnings per share was $1.67 in 2007 and $0.57 in 2006. The increases in Net Income and Earnings per Share in 2007 compared to 2006 were primarily attributable to higher Operating Income and the Gain on the sale of investments described above.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in U.S. GAAP. The Statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy, from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is effective for U.S. Cellular’s 2008 financial statements. U.S. Cellular is currently reviewing the requirements of SFAS 157 and has not determined the impact, if any, on its financial position or results of operations.

In September 2006, FASB ratified Emerging Issues Task Force Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF 06-1”). This guidance requires the application of EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (“EITF 01-9”), when consideration is given to a reseller or manufacturer for benefit to the service provider’s end customer. EITF 01-9 requires the consideration given be recorded as a liability at the time of the sale of the equipment and also provides guidance for the classification of the expense. EITF 06-1 is effective for U.S. Cellular’s 2008 financial statements. U.S. Cellular is currently reviewing the requirements of EITF 06-1 and has not yet determined the impact, if any, on its financial position or results of operations.

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

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$436,144	$320,224
Investing activities	(256,651)	(290,236)
Financing activities	(66,323)	(37,022)
Net increase (decrease) in cash and cash equivalents	$113,170	$(7,034)

Cash Flows from Operating Activities

U.S. Cellular generated substantial cash flows from operating activities during the six months ended 2007 and 2006. Such cash flows were $436.1 million and $320.2 million, respectively.  Excluding changes in assets and liabilities from operations, cash flows from operating activities totaled $430.5 million in 2007 and $403.9 million in 2006. Changes in assets and liabilities from operations provided $5.6 million in 2007 and required $83.7 million in 2006, reflecting differences in the timing of collections and payments, as well as the taxes payable on the Gain on sale of investments described above.

The following table is a summary of the components of cash flows from operating activities:

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Net income	$221,972	$89,510
Adjustments to reconcile net income to net cash provided by operating activities	208,556	314,408
	$430,528	$403,918
Changes in assets and liabilities	5,616	(83,694)
	$436,144	$320,224

Cash Flows from Investing Activities

U.S. Cellular makes substantial investments each year to acquire wireless licenses and properties and to construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareholders.  In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing and cost-reducing upgrades to U.S. Cellular’s networks. Cash flows used for investing activities required $256.7 million in the six months ended June 30, 2007 compared to $290.2 million in the same period of 2006.

Cash used for property, plant and equipment and system development expenditures totaled $246.8 million in 2007 and $268.6 million in 2006 representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, remodel new and existing retail stores and continue the development and enhancement of U.S. Cellular’s office systems.

Acquisitions required $18.3 million in 2007 and $18.5 million in 2006. On February 1, 2007, U.S. Cellular purchased 100% of the membership interests of Iowa 15 Wireless, LLC (“Iowa 15”) and obtained the 25 megahertz Federal Communications Commission cellular license to provide wireless service in Iowa RSA 15, for $18.2 million in cash.  In April 2006, U.S. Cellular purchased the remaining ownership interest in a Tennessee wireless market, in which it had previously owned a 16.7% interest, for approximately $18.8 million in cash.

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

Cash flows from financing activities required $66.3 million in the six months ended June 30, 2007 and $37.0 million in the same period of 2006. Cash received from short-term borrowings under U.S. Cellular’s revolving credit facility provided $25.0 million in 2007 and $195.0 million in 2006, while repayments required $60.0 in 2007 and $225.0 million in 2006. Proceeds from re-issuance of treasury shares in connection with employee benefits plans provided $13.5 million in 2007 and $3.9 million in 2006. In April 2007, U.S. Cellular paid $49.1 million, or $73.22 per share, to an investment bank in connection with an accelerated share repurchase. See “Repurchase of Securities” below for additional information on the accelerated share repurchase.

LIQUIDITY AND CAPITAL RESOURCES

As indicated above, U.S. Cellular generated cash flows from operating activities of $436.1 million and $320.2 million during the six months ended June 30, 2007 and 2006, respectively.  At June 30, 2007, U.S. Cellular had cash and cash equivalents of $146.1 million.  U.S. Cellular believes that cash flows from operating activities, existing cash balances and funds available from the revolving credit facility provide substantial financial flexibility for U.S. Cellular to meet both its short- and long-term needs for the foreseeable future.  In addition, U.S. Cellular may have access to public and private capital markets to help meet its long-term financing needs.

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

Revolving Credit Facility

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes.  At June 30, 2007, there were no outstanding notes payable and letters of credit were $0.2 million leaving $699.8 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating.  At June 30, 2007, the contractual spread was 75 basis points.  U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months (the one-month LIBOR was 5.32% at June 30, 2007). If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 8.25% at June 30, 2007).  This credit facility expires in December 2009.

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

Moody’s (Issued November 10, 2005)	Baa3	— under review for possible further downgrade
Standard & Poor’s (Issued June 21, 2007)	BB+	— with developing outlook
Fitch Ratings (Issued November 10, 2005)	BBB+	— on ratings watch negative

On February 13, 2007, Standard & Poor’s lowered its credit rating on U.S. Cellular to BBB- from BBB. The ratings remained on credit watch with negative implications. On April 23, 2007, Standard & Poor’s lowered its credit rating on U.S. Cellular to BB+ from BBB-. The ratings remained on credit watch with negative implications. On June 21, 2007, Standard & Poor’s affirmed the BB+ rating, and removed the company from Credit Watch.  The outlook is developing.

The maturity date of U.S. Cellular’s revolving credit facility would accelerate in the event of a change in control.

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. On November 6, 2006, U.S. Cellular announced that it would restate certain financial statements which caused U.S. Cellular to be late with certain SEC filings. The restatements and late filings resulted in defaults under the revolving credit facility. However, U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios and U.S. Cellular did not fail to make any scheduled payments.  U.S. Cellular received waivers from the lenders associated with the revolving credit facility, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements and late filings. U.S. Cellular believes it was in compliance as of June 30, 2007 with all covenants and other requirements set forth in its revolving credit facility

Long-Term Debt

U.S. Cellular’s long-term debt indenture does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future. U.S. Cellular believes it was in compliance as of June 30, 2007 with all covenants and other requirements set forth in its long-term debt indenture.

Marketable Equity Securities and Forward Contracts

As of June 30, 2007, U.S. Cellular held marketable equity securities that are publicly traded and can have volatile share prices.  U.S. Cellular does not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets. U.S. Cellular’s former investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic cellular investments to, or settlements with, AirTouch Communications, Inc. (“AirTouch”), in exchange for stock of AirTouch, which was then acquired by Vodafone whereby U.S. Cellular received American Depositary Receipts (“ADRs”) representing Vodafone stock. U.S. Cellular’s investment in Rural Cellular Corporation (“Rural Cellular”) is the result of a consolidation of several cellular partnerships in which U.S. Cellular subsidiaries held interests into Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests.

A subsidiary of U.S. Cellular held a number of forward contracts related to its Vodafone ADRs. The forward contracts matured in May 2007. U.S. Cellular settled the forward contracts by delivery of Vodafone ADRs pursuant to the formula and then disposed of all remaining Vodafone ADRs.  As a result, U.S. Cellular no longer owns any Vodafone ADRs and no longer has any liability or other obligations under the related forward contracts.  U.S. Cellular recognized a pre-tax gain of $131.7 million at the time of delivery and sale of the shares. Since shares were delivered in the settlement of the forward contract, U.S. Cellular incurred a current tax liability in the amount of $35.5 million at the time of delivery and sale of the shares.

U.S. Cellular was required to comply with certain covenants under the forward contracts.  On November 6, 2006, U.S. Cellular announced that it would restate certain financial statements, which caused U.S. Cellular to be late in certain SEC filings. The restatements and late filings resulted in defaults under certain forward contracts. However, U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios and U.S. Cellular did not fail to make any scheduled payments.  U.S. Cellular received waivers from the counterparty associated with such forward contracts, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatements and late filings.

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

In the six months ended June 30, 2007, U.S. Cellular received $4.3 million from an escrow that was set up in the fourth quarter of 2006 in conjunction with the sale of Midwest Wireless Communications to ALLTEL Corporation. U.S. Cellular had owned an interest in Midwest Wireless Communications prior to the purchase by ALLTEL.

On February 1, 2007, U.S. Cellular purchased 100% of the membership interests of Iowa 15 Wireless, LLC (“Iowa 15”) and obtained the 25 megahertz FCC cellular license to provide wireless service in Iowa RSA 15, for approximately $18.2 million in cash. This acquisition increased investments in licenses, goodwill and customer lists by $7.9 million, $5.9 million and $1.6 million, respectively.

U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 66. Barat Wireless was qualified to receive a 25% discount available to “very small businesses” which are defined as having annual gross revenues of less than $15 million. At the conclusion of the auction on September 18, 2006, Barat Wireless was the high bidder with respect to 17 licenses and had bid $127.1 million, net of its discount. On April 30, 2007, the FCC granted Barat Wireless’ applications with respect to the 17 licenses for which it was the winning bidder.

Barat Wireless is in the process of developing its long-term business and financing plans. As of June 30, 2007, U.S. Cellular had made capital contributions and advances to Barat Wireless and/or its general partner of $127.2 million. Barat Wireless used the funding to pay the FCC an initial deposit of $79.9 million on July 14, 2006 to allow it to participate in Auction 66. On October 18, 2006, Barat Wireless paid the balance due at the conclusion of the auction for the licenses with respect to which Barat Wireless was the high bidder; such amount totaled $47.1 million. For financial statement purposes, U.S. Cellular consolidates Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, pursuant to the guidelines of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51, (“FIN 46(R)”), as U.S. Cellular anticipates benefiting from or absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

In April 2006, U.S. Cellular purchased the remaining ownership interest in a Tennessee wireless market, in which it had previously owned a 16.7% interest, for approximately $18.8 million in cash. This acquisition increased investments in licenses, goodwill and customer lists by $5.5 million, $4.0 million and $2.0 million, respectively.

U.S. Cellular is a limited partner in Carroll Wireless, an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 58. Carroll Wireless was qualified to bid on “closed licenses”-spectrum that was available only to companies included under the FCC definition of “entrepreneurs,” which are small businesses that have a limited amount of assets and revenues.  In addition, Carroll Wireless bid on “open licenses” that were not subject to restriction.  With respect to these licenses, however, Carroll Wireless was qualified to receive a 25% discount available to “very small businesses” which are defined as having average annual gross revenues of less than $15 million. Carroll Wireless was a successful bidder for 17 license areas in Auction 58, which ended on February 15, 2005. The aggregate amount paid to the FCC for the 17 licenses was $129.9 million, net of the discounts to which Carroll Wireless was entitled.

These 17 license areas cover portions of 12 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

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

Carroll Wireless is in the process of developing its long-term business and financing plans. As of June 30, 2007, U.S. Cellular had made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $129.9 million; $129.7 million of this amount is included in Licenses in the Consolidated Balance Sheets. For financial statement purposes, U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, pursuant to the guidelines of FIN 46(R), as U.S. Cellular anticipates benefiting from or absorbing a majority of Carroll Wireless’ expected gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of $1.4 million of which $0.1 million was provided to Carroll Wireless through June 30, 2007.

Repurchase of Securities

The Board of Directors of U.S. Cellular has authorized the repurchase of up to 1% of the outstanding U.S. Cellular Common Shares held by non-affiliates on a quarterly basis, primarily for use in employee benefit plans (“Limited Authorization”).  This authorization does not have an expiration date.

In addition to U.S. Cellular’s existing Limited Authorization discussed above, on March 6, 2007, the Board of Directors of U.S. Cellular authorized the repurchase of up to 500,000 Common Shares of U.S. Cellular (the “Additional Authorization”) from time to time through open market purchases, block transactions, private transactions or other methods.  This authorization was scheduled to expire on March 6, 2010.  However, as discussed below, because this authorization was fully utilized, no further purchases are available under this authorization.

On April 4, 2007, U.S. Cellular entered into an agreement to purchase 670,000 of its Common Shares from an investment banking firm in a private transaction in connection with an accelerated share repurchase (“ASR”). This amount represents 170,000 shares under the Limited Authorization and 500,000 shares under the Additional Authorization, both discussed above. Including a per share discount and commission payable to the investment bank, the shares were repurchased for approximately $49.1 million or $73.22 per share. The repurchased shares are being held as treasury shares.

In addition, on July 10, 2007, U.S. Cellular entered into another ASR to purchase 168,000 of its Common Shares from an investment banking firm in a private transaction under the Limited Authorization. Including a commission payable to the investment bank, the shares were repurchased for approximately $16.1 million or $96.10 per share. The repurchased shares are being held as treasury shares.

In connection with each ASR, the investment bank will purchase an equivalent number of shares in the open market over time. Each program must be completed within two years of the trade date of the respective ASR. At the end of the program, U.S. Cellular will receive or pay a price adjustment based on the average price of shares acquired by the investment bank pursuant to the ASR during the purchase period, less a negotiated discount. Generally, the purchase price adjustment can be settled, at U.S. Cellular’s option, in cash or in U.S. Cellular Common Shares. The subsequent purchase price adjustment will change the cost basis of the U.S. Cellular treasury shares.

As of June 30, 2007 the investment bank purchased 87,700 shares at an average price of $75.26 per share under the April 4, 2007 ASR. The purchase price adjustment totals approximately $0.2 million owed by U.S. Cellular to the investment bank as of June 30, 2007 based on the difference between the price paid by U.S. Cellular of $73.22 per share in connection with the ASR, and the average price paid by the investment bank of $75.26 per share. U.S. Cellular could elect to settle the amount owed by issuing approximately 2,000 U.S. Cellular Common Shares to the investment bank.  U.S. Cellular would owe the investment bank an additional $10.1 million or approximately 111,700 U.S. Cellular Common Shares if the investment bank repurchased the remaining 582,300 shares at the June 30, 2007 closing market price of $90.60.  The amount owed would increase or decrease by $582,300 for each $1 increase or decrease in the stock price. Any amount owed will be settled at the conclusion of the program.

No shares were repurchased in the first six months of 2006 under this authorization.

Contractual and Other Obligations

The Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2006, did not include any liabilities related to unrecognized tax benefits under FIN 48.  U.S. Cellular is unable to predict the period of settlement of such FIN 48 liabilities.  As of June 30, 2007, there has been no material change to Contractual and Other Obligations or FIN 48 liabilities included in U.S. Cellular’s Form 10-K for the year-ended December 31, 2006.

Sale of Certain Accounts Receivable

In December 2006, U.S. Cellular entered into an agreement to sell $226.0 million face amount of accounts receivable previously written off for $5.9 million.  The agreement transferred all rights, title, and interest in the account balances, along with the right to collect all amounts due, to the buyer.  The sale was subject to a 180-day period in which the buyer could request a refund for any unenforceable accounts.  The transaction was recognized as a sale during the fourth quarter of 2006 in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with the gain deferred until expiration of the recourse period.  During the second quarter 2007, U.S. Cellular recognized a gain of $5.0 million, net of refunds for unenforceable accounts. The gain is included in Selling, general and administrative expense on the Consolidated Statements of Operations. All expenses related to the transaction were recognized in the period incurred.

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

Investments in Unconsolidated Entities. U.S. Cellular has certain variable interests in investments in which it holds a minority interest.  Such investments totaled $155.5 million as of June 30, 2007, and are accounted for using either the equity or cost method.  U.S. Cellular’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in the Management Discussion and Analysis of Financial Condition and Results of Operations, both included in U.S. Cellular’s Form 10-K for the year ended December 31, 2006. Except for the change in accounting for uncertain tax positions resulting from the adoption of a new accounting standard as discussed below, there were no material changes to U.S. Cellular’s significant accounting policies or application of critical accounting policies during the first six months of 2007.

Income Taxes

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

At January 1, 2007, U.S. Cellular had $25.8 million in unrecognized tax benefits, which, if recognized, would reduce income tax expense by $19.3 million ($12.6 million, net of the federal benefit from state income taxes). Included in the balance of unrecognized tax benefits at January 1, 2007, is an immaterial amount related to tax positions for which it is possible that the total amounts could change during the next twelve months. At June 30, 2007 U.S. Cellular had $28.9 million in unrecognized tax benefits, which, if recognized, would reduce income tax expense by $14.5 million, net of the federal benefit from state income taxes.

U.S. Cellular recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. This amount totaled $0.8 million and $2.2 million for the three and six months ended June 30, 2007, respectively. Accrued interest and penalties were $6.2 million and $8.4 million as of January 1, 2007 and June 30, 2007, respectively.

U.S. Cellular and its subsidiaries file federal and various state income tax returns. With few exceptions, U.S. Cellular is no longer subject to Federal, state and local income tax examinations by tax authorities for years prior to 2002.  TDS’s consolidated federal income tax returns for the years 2002 - 2005, which include U.S. Cellular, are currently under examination by the Internal Revenue Service. U.S. Cellular and its subsidiaries are also under examination by various state taxing authorities.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

U.S. Cellular is billed for all services it receives from TDS, pursuant to the terms of various agreements between it and TDS. The majority of these billings are included in U.S. Cellular’s selling, general and administrative expenses. Some of these agreements were established at a time prior to U.S. Cellular’s initial public offering when TDS owned more than 90% of U.S. Cellular’s outstanding capital stock and may not reflect terms that would be obtainable from an unrelated third party through arms-length negotiations. The principal arrangements that affect U.S. Cellular’s operations are described in Item 13 of U.S. Cellular’s Form 10-K for the year ended December 31, 2006. Billings from TDS to U.S. Cellular are based on expenses specifically identified to U.S. Cellular and on allocations of common expenses. Such allocations are based on the relationship of U.S. Cellular’s assets, employees, investments in property, plant and equipment and expenses to the total assets, employees, investment in property, plant and equipment and expenses of TDS. Management believes the method TDS uses to allocate common expenses is reasonable and that all expenses and costs applicable to U.S. Cellular are reflected in its financial statements.  Billings to U.S. Cellular from TDS totaled $58.7 million for the six months ended June 30, 2007, and $49.6 million for the six months ended June 30, 2006.

The following persons are partners of Sidley Austin LLP, the principal law firm of U.S. Cellular and its subsidiaries:  Walter C.D. Carlson, a director of U.S. Cellular, a director and non-executive Chairman of the Board of Directors of TDS and a trustee and beneficiary of a voting trust that controls TDS; William S. DeCarlo, the General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the General Counsel of U.S. Cellular and TDS Telecommunications Corporation and an Assistant Secretary of U.S. Cellular and certain other subsidiaries of TDS. Walter C.D. Carlson does not provide legal services to TDS, U.S. Cellular or their subsidiaries. U.S. Cellular and its subsidiaries incurred Sidley Austin legal costs of $1.6 million and $3.1 million in the three and six months ended June 30, 2007, respectively, and $2.8 million and $4.4 million in the three and six months ended June 30, 2006, respectively. The Audit Committee of the Board of Directors is responsible for the review of all related party transactions as such term is defined by the rules of the American Stock Exchange.

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

•                  U.S. Cellular’s system infrastructure may not be capable of supporting changes in technologies and services expected by customers, which could result in lost customers and revenues.

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

•                  Financial difficulties of U.S. Cellular’s key suppliers or vendors, or termination or impairment of U.S. Cellular’s relationships with such suppliers or vendors, or interruption of or interference in the delivery of equipment from such suppliers or vendors due to intellectual property disputes or other matters, could result in a delay or termination of U.S. Cellular’s receipt of equipment, services or content, which could adversely affect U.S. Cellular’s business and results of operations.

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

•                  Restatements of financial statements by U.S. Cellular and related matters, including resulting delays in filing periodic reports with the SEC, could have an adverse effect on U.S. Cellular’s credit rating, liquidity, financing arrangements, capital resources and ability to access the capital markets, including pursuant to shelf registration statements; could adversely affect U.S. Cellular’s listing arrangements on the American Stock Exchange and/or New York Stock Exchange; and/or could have other negative consequences, any of which could have an adverse effect on the trading prices of U.S. Cellular’s publicly traded equity and/or debt and/or on U.S. Cellular’s business, financial condition or results of operations.

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

•                  Early redemptions of debt or repurchases of debt, issuances of debt, changes in operating leases, changes in purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations in U.S. Cellular’s Management’s Discussion and Analysis of Financial Condition and Results of Operations to be different from the amounts actually incurred.

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

•                  Changes in the regulatory environment or a failure by U.S. Cellular to timely or fully comply with any regulatory requirements could adversely affect U.S. Cellular’s financial condition, results of operations or ability to do business. For example, if adopted, the Federal-State Joint Board on Universal Service recommendation to impose an interim cap on high-cost support received by competitive eligible telecommunications carriers from the Universal Service Fund could impair U.S. Cellular’s ability to offer service in many rural areas and could adversely affect its business, financial condition or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Long-term Debt

U.S. Cellular is subject to market risks due to fluctuations in interest rates. As of June 30, 2007, the majority of U.S. Cellular’s debt is in the form of long-term, fixed-rate notes with original maturities ranging up to 30 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. As of June 30, 2007, U.S. Cellular had not entered into any significant financial derivatives to reduce its exposure to interest rate risks.

Refer to the disclosure under Market Risk — Long Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2006, for additional information about the annual requirements of principal payments, the average interest rates, and the estimated fair values of long-term debt.

Marketable Equity Securities and Derivatives

U.S. Cellular maintains a portfolio of available-for-sale marketable equity securities which were obtained in connection with the sale of non-strategic investments.  The market value of these investments aggregated $16.2 million at June 30, 2007, and $253.9 million at December 31, 2006.

A subsidiary of U.S. Cellular had a number of forward contracts related to the marketable equity securities that it held.  U.S. Cellular provided guarantees to the counterparties which provided assurance to the counterparties that all principal and interest amounts would be paid by its subsidiary when due.  The economic hedge risk management objective of the forward contracts was to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”).  The downside limit was hedged at or above the cost basis of the securities.

Under the terms of the forward contracts, U.S. Cellular’s subsidiary owned the contracted shares and received dividends paid on such contracted shares.  The forward contracts, at U.S. Cellular’s option, could have been settled in shares of the respective security or in cash, pursuant to formulas that “collared” the price of the shares.  The collars effectively limited downside risk and upside potential on the contracted shares. The collars were typically contractually adjusted for any changes in dividends on the underlying shares. If the dividend increased, the collar’s upside potential was typically reduced. If the dividend decreased, the collar’s upside potential was typically increased.

The forward contracts related to the Vodafone ADRs matured in May 2007. U.S. Cellular settled the forward contracts by delivery of Vodafone ADRs pursuant to the formula and then disposed of all remaining Vodafone ADRs.  As a result, U.S. Cellular no longer owns any Vodafone ADRs and no longer has any liability or other obligations under the related forward contracts. U.S. Cellular recognized a pre-tax gain of $131.7 million at the time of delivery and sale of the shares. Since shares were delivered in the settlement of the forward contract, U.S. Cellular incurred a current tax liability in the amount of $35.5 million at the time of delivery and sale of the shares.

Accelerated Stock Repurchases

On April 4, 2007, U.S. Cellular entered into an agreement to purchase 670,000 of its Common Shares from an investment banking firm in a private transaction in connection with an accelerated share repurchase (“ASR”). This amount represents 170,000 shares under the Limited Authorization and 500,000 shares under the Additional Authorization, both discussed under the caption “Repurchase of Securities” in Liquidity and Capital Resources. Including a per share discount and commission payable to the investment bank, the shares were repurchased for approximately $49.1 million or $73.22 per share. The repurchased shares are being held as treasury shares.

In addition, on July 10, 2007, U.S. Cellular entered into another ASR to purchase 168,000 of its Common Shares from an investment banking firm in a private transaction under the Limited Authorization. Including a commission payable to the investment bank, the shares were repurchased for approximately $16.1 million or $96.10 per share. The repurchased shares are being held as treasury shares.

In connection with each ASR, the investment bank will purchase an equivalent number of shares in the open market over time. Each program must be completed within two years of the trade date of the respective ASR. At the end of the program, U.S. Cellular will receive or pay a price adjustment based on the average price of shares acquired by the investment bank pursuant to the ASR during the purchase period, less a negotiated discount. Generally, the purchase price adjustment can be settled, at U.S. Cellular’s option, in cash or in U.S. Cellular Common Shares. The subsequent purchase price adjustment will change the cost basis of the U.S. Cellular treasury shares.

As of June 30, 2007 the investment bank has purchased 87,700 shares at an average price of $75.26 per share under the April 4, 2007 ASR. The purchase price adjustment totals approximately $0.2 million owed by U.S. Cellular to the investment bank as of June 30, 2007 based on the difference between the price paid by U.S. Cellular of $73.22 per share in connection with the ASR, and the average price paid by the investment bank of $75.26 per share. U.S. Cellular could elect to settle the amount owed by issuing approximately 2,000 U.S. Cellular Common Shares to the investment bank.  U.S. Cellular would owe the investment bank an additional $10.1 million or approximately 111,700 U.S. Cellular Common Shares if the investment bank repurchased the remaining 582,300 shares at the June 30, 2007 closing market price of $90.60.  The amount owed would increase or decrease by $582,300 for each $1 increase or decrease in the stock price. Any amount owed will be settled at the conclusion of the program.

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, management concluded that U.S. Cellular’s disclosure controls and procedures were not effective as of June 30, 2007, at the reasonable assurance level, because of the material weaknesses described below.  Notwithstanding the material weaknesses that existed as of June 30, 2007, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operation and cash flows of U.S. Cellular and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the interim or annual consolidated financial statements will not be prevented or detected.  Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2006, which continued to exist at June 30, 2007:

1.               U.S. Cellular did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with the financial reporting requirements and the complexity of U.S. Cellular’s operations and transactions. Further, U.S. Cellular did not have a sufficient number of qualified personnel to create, communicate and apply accounting policies and procedures in compliance with GAAP.  This control deficiency contributed to the material weaknesses discussed in items 2 and 3 below and the restatement of U.S. Cellular’s annual consolidated financial statements for 2005, 2004, 2003 and 2002, the interim consolidated financial statements for all quarters in 2005, 2004 and 2003, the interim consolidated financial statements for the first and second quarters of 2006, as well as adjustments, including audit adjustments, to the 2006 third quarter interim consolidated financial statements and the 2006 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of substantially all accounts and disclosures that would result in a material misstatement to U.S. Cellular’s interim or annual consolidated financial statements that would not be prevented or detected.

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

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management is currently addressing each of the material weaknesses in internal control over financial reporting and is committed to remediating them as expeditiously as possible. Further, management is undertaking a multi-year program to improve its technical accounting expertise, documentation from policies through detailed procedures and automation of accounting and financial reporting. Management is devoting significant time and resources to the remediation effort. Management’s remediation activities include the following:

•                  Controller Review Committee — The Controller Review Committee was formed in the fourth quarter of 2004 and currently consists of TDS’s Corporate Controller, U.S. Cellular’s Controller and TDS Telecom’s Chief Financial Officer.  The Committee oversees the accounting treatment for current, unusual or nonrecurring matters. The Committee has retained external financial accounting experts to advise the Committee on technical accounting matters and, in addition, to provide technical accounting training related to current accounting developments on a quarterly basis.  TDS provides shared services to U.S. Cellular including assistance on technical accounting issues and external financial reporting.

•                  Accounting Policies and Processes — U.S. Cellular has engaged external consultants to assist an internal team with a comprehensive review of key accounting policies and processes with the intent of eliminating the identified material weaknesses in internal control over financial reporting and improving the design and operating effectiveness of controls and processes. Such improvements will include the development and enhancement of written accounting policies and procedures, including policies and procedures for new accounting pronouncements, as well as communication and training related to the policies and procedures. Upon remediation of the material weaknesses, a similar team will be focused on longer-term improvements in key financial processes and support systems, with an emphasis on simplification of the financial reporting structure, automation, and the implementation of preventive and system-based controls.

•                  Training — Management has engaged external consultants to assist U.S. Cellular in developing and implementing a training program specific to the needs of accounting personnel.  Training sessions were conducted in both the fourth quarter of 2006 and the first quarter of 2007, and additional classes will be conducted throughout 2007. In connection with these training efforts, U.S. Cellular plans to develop greater expertise within the organization with respect to selected areas of accounting.

•                  Recruiting — U.S. Cellular has added, and is actively recruiting to fill, several new director, manager and staff level positions which will enhance the overall level of technical expertise and enable improvements in controls and processes.

•                  TDS — a Manager, Accounting and Reporting was added in the second quarter of 2005; a Manager, External Reporting was added in the third quarter of 2005; a Director of Accounting Policy and a Director, Internal Controls and SOX Compliance were added in the third quarter of 2006; a Manager of Accounting Policy was added in the first quarter of 2007; and a Director of Tax Accounting was added in July 2007. TDS provides shared services to U.S. Cellular including assistance on technical accounting issues and external financial reporting.

•                  U.S. Cellular — a Vice President and Controller was added in the second quarter of 2005 and promoted to Executive Vice President — Finance and Chief Financial Officer in the first quarter of 2007; a Director, Accounting Policy and Reporting was added in the second quarter of 2006; a Manager, Accounting Policy was added in the fourth quarter of 2006; a new Vice President and Controller was added in the first quarter of 2007; and a Manager, Accounting Policy and Research, Director — Operations Accounting and Director — Remediation Projects were added in the second quarter of 2007.

•                  Income Tax Accounting —TDS has engaged external tax advisors to assist in enhancing controls with respect to monitoring the difference between the income tax basis and financial reporting basis of assets and liabilities and reconciling the difference to the deferred income tax asset and liability balances. The scope of this project encompasses controls over income taxes on a TDS enterprise-wide basis, including U.S. Cellular. In addition, TDS is in the process of implementing tax provisioning software which it believes will enhance its internal controls related to income taxes on a TDS enterprise-wide basis, including U.S. Cellular.  TDS added a Director of Tax Accounting in July 2007. TDS provides shared services to U.S. Cellular including assistance with accounting for income taxes.

•                  Property, plant and equipment — U.S. Cellular began implementation of a new fixed assets management system in 2005.  Enhancements to this system and supporting processes and procedures, including a cycle count program covering cell sites and switches, will improve controls related to accounting and reporting for property, plant and equipment, including controls related to disposals and transfers of decommissioned assets.

Changes in Internal Control Over Financial Reporting

There were no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2006, which could materially affect U.S. Cellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2006, may not be the only risks that may affect U.S. Cellular.  Additional unidentified or unrecognized risks and uncertainties may materially adversely affect U.S. Cellular’s business, financial condition and/or operating results. Subject to the foregoing, U.S. Cellular has not identified for disclosure any material changes to the risk factors as previously disclosed in U.S. Cellular’s Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors of U.S. Cellular has authorized the repurchase of up to 1% of the outstanding U.S. Cellular Common Shares held by non-affiliates in each three month period, primarily for use in employee benefit plans (the “Limited Authorization”).  This authorization does not have an expiration date

In addition to U.S, Cellular’s existing Limited Authorization discussed above, on March 6, 2007, the Board of Directors of U.S. Cellular authorized the repurchase of up to 500,000 Common Shares of U.S. Cellular (the “Additional Authorization”) from time to time through open market purchases, block transactions, private transactions or other methods.  This authorization was scheduled to expire on March 6, 2010.  However, as discussed below, because this authorization was fully utilized, no further purchases are available under this authorization.

On April 4, 2007, U.S. Cellular entered into an agreement to purchase 670,000 of its Common Shares from an investment banking firm in a private transaction in connection with an accelerated share repurchase (“ASR”). This amount represents 170,000 shares under the Limited Authorization and 500,000 shares under the Additional Authorization, both described above. Including a per share discount and commission payable to the investment bank, the shares were repurchased for approximately $49.1 million or $73.22 per share. The repurchased shares are being held as treasury shares.

In addition, on July 10, 2007, U.S. Cellular entered into another ASR to purchase 168,000 of its Common Shares from an investment banking firm in a private transaction under the Limited Authorization. Including a commission payable to the investment bank, the shares were repurchased for approximately $16.1 million or $96.10 per share. The repurchased shares are being held as treasury shares.

In connection with each ASR, the investment bank will purchase an equivalent number of shares in the open market over time. Each program must be completed within two years of the trade date of the respective ASR. At the end of each program, U.S. Cellular will receive or pay a price adjustment based on the average price of shares acquired by the investment bank pursuant to the ASR during the purchase period, less a negotiated discount. Generally, the purchase price adjustment can be settled, at U.S. Cellular’s option, in cash or in U.S. Cellular Common Shares. The subsequent purchase price adjustment will change the cost basis of the U.S. Cellular treasury shares.

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC), of U.S. Cellular Common Shares during the quarter covered by this Form 10-Q.

U.S. CELLULAR PURCHASES OF COMMON SHARES

			(c)	(d)
Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 — 30, 2007	670,000	$73.22 (2)	670,000	—
May 1 — 31, 2007	—	—	—	—
June 1 — 30, 2007	—	—	—	—
Total for or as of end of the quarter ended June 30, 2007	670,000	$73.22	670,000	—

(1)          As of April 4, 2007, U.S. Cellular purchased 670,000 Common Shares, utilizing the entire Additional Authorization and substantially the maximum number of shares available for purchase under the Limited Authorization.  Accordingly, the amount in this column is reported as zero at the end of each period because no amount remained available under the Additional Authorization and U.S. Cellular acquired substantially the maximum number of shares available for purchase in such period under the Limited Authorization.

(2)          This represents the initial price per share paid in the ASR transaction.  As noted above, at the end of the ASR transaction, U.S. Cellular will receive or pay a price adjustment based on the average price of shares acquired by the investment bank pursuant to the ASR during the purchase period.

The following is additional information with respect to the Limited Authorization:

i.	The date the program was announced was May 15, 2000 by Form 10-Q.

ii.

The share amount originally approved was up to 1% of the number of outstanding Common Shares of U.S. Cellular not held by TDS or any affiliate thereof in any three-month period. As of March 31, 2007, this permitted U.S. Cellular to acquire up to 170,844 Common Shares in a three-month period based on the number of unaffiliated Common Shares outstanding on such date, reflecting the fact that no shares were purchased within the preceding three months. U.S. Cellular utilized 170,000 of this authorization in connection with the ASR as discussed above. Because U.S. Cellular acquired substantially the maximum number of shares available under the authorization on April 4, 2007, it was not be able to purchase any additional shares until after July 4, 2007. As of July 10, 2007, the number of shares that U.S. Cellular could purchase under this authorization was 169,931 Common Shares. As noted above, U.S. Cellular entered into an ASR on July 10, 2007 with respect to 168,000 Common Shares.

iii.	There is no expiration date for the program.

iv.	The Limited Authorization did not expire during the second quarter of 2007.

v.	U.S. Cellular has not determined to terminate the foregoing Common Share repurchase program prior to expiration, or to cease making further purchases thereunder, during the second quarter of 2007.

The following is additional information with respect to the Additional Authorization:

i.	The date the program was announced was March 6, 2007 by Form 8-K.

ii.	The share amount originally approved was up to 500,000 Common Shares of U.S. Cellular.

iii.	The original expiration date for the program was March 6, 2010.

iv.	This authorization was utilized in full on April 4, 2007.

v.	Because this authorization was fully utilized, no further purchases will be made under this authorization.

Item 4.  Submission of Matters to a Vote of Security-Holders.

At the Annual Meeting of Shareholders of U.S. Cellular, held on May 8, 2007, the following number of votes were cast for the matters indicated:

1.     Election of Directors:

a.                                       For the election of one Class II Director of the Company by the holders of Common Shares:

Nominee	For	Withhold	Broker Non-vote

Paul-Henri Denuit	50,075,137	1,878,348	0

                                                b.             For the election of two Class II Directors of the Company by the holder of Series A Common Shares:

Nominee	For	Withhold	Broker Non-vote

Ronald E. Daly	330,058,770	0	0
Kenneth R. Meyers	330,058,770	0	0

2.             Proposal to Ratify the Selection of PricewaterhouseCoopers LLP as Independent Public Accountants for 2007:

For	Against	Abstain	Broker Non-vote

381,981,795	23,778	6,682	0

Item 5.  Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 - Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular has no borrowings under its Revolving Credit Facility as of June 30, 2007.

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

UNITED STATES CELLULAR CORPORATION

(Registrant)

Date August 7, 2007	/s/ John E. Rooney
John E. Rooney
President and
Chief Executive Officer
(Principal Executive Officer)

Date August 7, 2007	/s/ Steven T. Campbell
Steven T. Campbell
Executive Vice President-Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date August 7, 2007	/s/ Kenneth R. Meyers
Kenneth R. Meyers
Chief Accounting Officer
(Principal Accounting Officer)

Date August 7, 2007	/s/ Nadine A. Heidrich
Nadine A. Heidrich
Vice President and Controller

Signature page for the U.S. Cellular 2007 Second Quarter Form 10-Q