Form 10-Q
period 2007-09-30
UNITED STATES CELLULAR CORP
filed 2007-11-06
CIK 821130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2007
Common Shares, $1 par value	54,707,492 Shares
Series A Common Shares, $1 par value	33,005,877 Shares

UNITED STATES CELLULAR CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
Service	$954,540	$821,820	$2,721,341	$2,382,747
Equipment sales	61,294	66,703	200,813	188,289
Total Operating Revenues	1,015,834	888,523	2,922,154	2,571,036
OPERATING EXPENSES
System operations (excluding Depreciation, amortization and accretion shown separately below)	185,479	165,107	529,172	468,980
Cost of equipment sold	164,662	140,757	470,356	417,489
Selling, general and administrative (including charges from affiliates of $31.4 million and $28.2 million for the three months ended September 30, 2007 and 2006, respectively, and $90.1 million and $77.8 million for the nine months ended September 30, 2007 and 2006, respectively)	414,978	358,392	1,141,803	1,028,865
Depreciation, amortization and accretion	149,776	146,940	447,889	429,451
Total Operating Expenses	914,895	811,196	2,589,220	2,344,785

OPERATING INCOME	100,939	77,327	332,934	226,251

INVESTMENT AND OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated entities	23,782	23,483	69,860	64,923
Interest and dividend income	3,395	601	8,598	10,996
Fair value adjustment of derivative instruments	—	(21,285)	(5,388)	(17,392)
Gain on sale of investments	—	—	131,686	—
Interest expense	(19,625)	(23,974)	(64,634)	(70,189)
Other, net	179	(225)	(315)	(163)
Total Investment and Other Income (Expense)	7,731	(21,400)	139,807	(11,825)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	108,670	55,927	472,741	214,426
Income tax expense	41,154	15,510	176,542	77,903

INCOME BEFORE MINORITY INTEREST	67,516	40,417	296,199	136,523
Minority share of income	(3,961)	(4,542)	(10,672)	(11,138)

NET INCOME	$63,555	$35,875	$285,527	$125,385

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	87,757	87,281	87,743	87,258
BASIC EARNINGS PER SHARE	$0.72	$0.41	$3.25	$1.44

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	88,589	88,092	88,680	88,071
DILUTED EARNINGS PER SHARE	$0.72	$0.41	$3.22	$1.42

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$285,527	$125,385
Add (deduct) adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	447,889	429,451
Bad debts expense	46,539	43,787
Stock-based compensation expense	11,383	16,134
Deferred income taxes, net	(10,756)	(30,714)
Equity in earnings of unconsolidated entities	(69,860)	(64,923)
Distributions from unconsolidated entities	47,595	39,374
Minority share of income	10,672	11,138
Unrealized fair value adjustment for derivative instruments	5,388	17,392
Gain on sale of assets	(5,000)	—
Gain on sale of investments	(131,686)	—
Noncash interest expense	1,333	1,335
Other operating activities	—	244
Changes in assets and liabilities from operations:
Change in accounts receivable	(72,684)	(74,401)
Change in inventory	4,224	16,084
Change in accounts payable - trade	2,873	(41,396)
Change in accounts payable - affiliate	(4,393)	3,826
Change in customer deposits and deferred revenues	20,413	7,813
Change in accrued taxes	27,928	9,145
Change in accrued interest	8,595	9,226
Change in other assets and liabilities	(8,560)	(19,262)
	617,420	499,638

CASH FLOWS (USED IN) INVESTING ACTIVITIES
Additions to property, plant and equipment	(377,399)	(421,378)
Proceeds from sale of investments	4,301	—
Proceeds from return of investment	—	28,650
Cash received from divestitures	4,277	—
Cash paid for acquisitions	(18,283)	(98,581)
Other investing activities	(1,346)	(3,256)
	(388,450)	(494,565)

CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES
Issuance of notes payable	25,000	390,000
Repayment of notes payable	(60,000)	(375,000)
Common shares reissued	16,474	3,856
Common shares repurchased	(65,202)	—
Capital (distributions) to minority partners	(7,508)	(14,371)
Excess tax benefit from exercise of stock awards	11,374	349
	(79,862)	4,834

NET INCREASE IN CASH AND CASH EQUIVALENTS	149,108	9,907

CASH AND CASH EQUIVALENTS
Beginning of period	32,912	29,003
End of period	$182,020	$38,910

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$182,020	$32,912
Accounts receivable
Customers, less allowance of $12,581 and $12,027, respectively	329,547	305,475
Roaming	39,941	30,396
Other, less allowance of $427 and $989, respectively	60,196	71,567
Marketable equity securities	16,133	249,039
Inventory	113,078	117,189
Prepaid expenses	46,634	34,955
Net deferred tax assets	1,328	—
Other current assets	12,229	13,385
	801,106	854,918
INVESTMENTS
Licenses	1,500,092	1,494,327
Goodwill	491,316	485,452
Customer lists, net of accumulated amortization of $78,425 and $68,110, respectively	17,442	26,196
Marketable equity securities	—	4,873
Investments in unconsolidated entities	176,557	150,325
Notes and interest receivable – long-term	4,452	4,541
	2,189,859	2,165,714
PROPERTY, PLANT AND EQUIPMENT
In service and under construction	5,414,358	5,120,994
Less accumulated depreciation	2,844,527	2,492,146
	2,569,831	2,628,848

OTHER ASSETS AND DEFERRED CHARGES	28,658	31,136

TOTAL ASSETS	$5,589,454	$5,680,616

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

UNAUDITED

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
CURRENT LIABILITIES
Notes payable	$—	$35,000
Prepaid forward contracts	—	159,856
Accounts payable
Affiliate	9,175	13,568
Trade	244,176	241,303
Customer deposits and deferred revenues	143,923	123,344
Accrued taxes	46,641	26,913
Derivative liability	—	88,840
Net deferred income tax liability	—	26,326
Accrued compensation	50,801	47,842
Other current liabilities	103,338	93,718
	598,054	856,710

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	555,075	601,535
Asset retirement obligation	123,466	127,639
Other deferred liabilities and credits	81,059	62,914
	759,600	792,088

LONG-TERM DEBT
Long-term debt	1,002,180	1,001,839

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	41,898	36,700

COMMON SHAREHOLDERS’ EQUITY
Common Shares, par value $1 per share; authorized 140,000,000 shares; issued 55,045,685 shares	55,046	55,046
Series A Common Shares, par value $1 per share; authorized 50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006
Additional paid-in capital	1,319,038	1,290,829
Treasury Shares, at cost, 338,193 and 329,934 Common Shares, respectively	(28,601)	(14,462)
Accumulated other comprehensive income	10,009	80,382
Retained earnings	1,799,224	1,548,478
	3,187,722	2,993,279
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,589,454	$5,680,616

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of September 30, 2007 and December 31, 2006, the results of operations for the three and nine months ended September 30, 2007 and 2006, and the cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

2.               Summary of Significant Accounting Policies

Pension Plan

U.S. Cellular participates in a qualified noncontributory defined contribution pension plan sponsored by Telephone and Data Systems, Inc. (“TDS”), U.S. Cellular’s parent organization. The plan provides pension benefits for the employees of U.S. Cellular and its subsidiaries. Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently. Pension costs were $2.6 million and $6.8 million for the three and nine months ended September 30, 2007, respectively, and $2.1 million and $6.5 million for the three and nine months ended September 30, 2006, respectively.

Amounts Collected from Customers and Remitted to Governmental Authorities

U.S. Cellular records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority. If the tax is assessed upon U.S. Cellular, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses on the Consolidated Statements of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $35.3 million and $96.1 million for the three and nine months ended September 30, 2007, respectively, and $21.3 million and $60.6 million for the three and nine months ended September 30, 2006, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and guidance in U.S. GAAP. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy, from observable market data as the highest level to an entity’s own fair value assumptions as the lowest level. SFAS 157 is effective for U.S. Cellular’s 2008 financial statements. U.S. Cellular is currently reviewing the requirements of SFAS 157 and has not determined the impact, if any, on its financial position or results of operations.

In September 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF 06-1”). This guidance requires the application of EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (“EITF 01-9”), when consideration is given to a reseller or manufacturer for benefit to the service provider’s end customer. EITF 01-9 requires that the consideration given be recorded as a liability at the time of the sale of the equipment and also provides guidance for the classification of the expense. EITF 06-1 is effective for U.S. Cellular’s 2008 financial statements. U.S. Cellular is currently reviewing the requirements of EITF 06-1 and has not yet determined the impact, if any, on its financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for U.S. Cellular’s 2008 financial statements. U.S. Cellular is currently reviewing the requirements of SFAS 159 and has not yet determined the impact, if any, on its financial position or results of operations.

3.               Acquisitions, Divestitures and Exchanges

U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, U.S. Cellular reviews attractive opportunities to acquire additional operating markets and wireless spectrum. In addition, U.S. Cellular may seek to divest outright or include in exchanges for other interests those markets and interests that are not strategic to its long-term success.

On February 1, 2007, U.S. Cellular purchased 100% of the membership interests of Iowa 15 Wireless, LLC (“Iowa 15”) and obtained the 25 megahertz Federal Communications Commission (“FCC”) cellular license to provide wireless service in Iowa Rural Service Area (“RSA”) 15 for approximately $18.2 million in cash. This acquisition increased investments in licenses, goodwill and customer lists by $7.9 million, $5.9 million and $1.6 million, respectively. The goodwill of $5.9 million is deductible for income tax purposes.

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

Barat Wireless is in the process of developing its long-term business and financing plans. As of September 30, 2007, U.S. Cellular had made capital contributions and advances to Barat Wireless and/or its general partner of $127.2 million, which are included in Licenses in the Consolidated Balance Sheets. Barat Wireless used the funding to pay the FCC an initial deposit of $79.9 million on July 14, 2006 to allow it to participate in Auction 66. On October 18, 2006, Barat Wireless paid the balance due at the conclusion of the auction for the licenses with respect to which Barat Wireless was the high bidder; such amount totaled $47.2 million. For financial statement purposes, U.S. Cellular consolidates Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, pursuant to the guidelines of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, (“FIN 46(R)”), as U.S. Cellular anticipates benefiting from or absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

In October 2006, Midwest Wireless Communications, L.L.C. (“Midwest Wireless”) was sold to ALLTEL Corporation. In connection with the sale, U.S. Cellular became entitled to receive approximately $106.0 million in cash with respect to its interest in Midwest Wireless. Of this amount, $95.1 million was distributed upon closing and $10.9 million was held in escrow to secure certain true-up, indemnification and other possible adjustments; the funds held in escrow were to be distributed in installments over a period of four to fifteen months following the closing. During the first nine months of 2007, U.S. Cellular received $4.3 million of funds that were distributed from the aforementioned escrow. At September 30, 2007, the amount which U.S. Cellular might be entitled to receive from the escrow in future periods was $6.6 million, excluding accrued interest income.

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

U.S. Cellular is a limited partner in Carroll Wireless L.P. (“Carroll Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 58. Carroll Wireless was qualified to bid on “closed licenses” that were available only to companies included under the FCC definition of “entrepreneurs,” which are small businesses that have a limited amount of assets and revenues. In addition, Carroll Wireless bid on “open licenses” that were not subject to restriction. With respect to these licenses, however, Carroll Wireless was qualified to receive a 25% discount available to “very small businesses” which were defined as having average annual gross revenues of less than $15 million. Carroll Wireless was a successful bidder for 17 license areas in Auction 58, which ended on February 15, 2005. The aggregate amount paid to the FCC for the 17 licenses was $129.9 million, net of the discounts to which Carroll Wireless was entitled. These 17 license areas cover portions of 12 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas. On January 6, 2006, the FCC granted Carroll Wireless’ applications with respect to 16 of the 17 licenses for which it had been the successful bidder and dismissed one application, relating to Walla Walla, Washington. Following the completion of Auction 58, the FCC determined that a portion of the Walla Walla license was already licensed to another party and should not have been included in Auction 58. Accordingly, in 2006, Carroll Wireless received a full refund of the $0.2 million previously paid to the FCC with respect to the Walla Walla license.

Carroll Wireless is in the process of developing its long-term business and financing plans. As of September 30, 2007, U.S. Cellular had made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $129.9 million; $129.7 million of this amount is included in Licenses in the Consolidated Balance Sheets. For financial statement purposes, U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, pursuant to the guidelines of FIN 46(R), as U.S. Cellular anticipates benefiting from or absorbing a majority of Carroll Wireless’ expected gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may make additional capital contributions and advances to Carroll Wireless and/or its general partner. U.S. Cellular has approved additional funding of $1.4 million of which $0.1 million was provided to Carroll Wireless as of September 30, 2007.

4.               Gain on Sale of Assets

In December 2006, U.S. Cellular entered into an agreement to sell $226.0 million face amount of accounts receivable written off in previous periods; the proceeds from the sale were $5.9 million. The agreement transferred all rights, title, and interest in the account balances, along with the right to collect all amounts due, to the buyer. The sale was subject to a 180-day period in which the buyer was entitled to request a refund for unenforceable accounts. The transaction was recognized as a sale during the fourth quarter of 2006 in accordance with the provisions of FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with the gain deferred until expiration of the recourse period. During the second quarter of 2007, U.S. Cellular recognized a gain of $5.0 million, net of refunds for unenforceable accounts. The gain is included in Selling, general and administrative expenses on the Consolidated Statements of Operations. All expenses related to the transaction were recognized in the period incurred.

5.               Fair Value Adjustments of Derivative Instruments

Fair value adjustments of derivative instruments, all of which matured in May 2007, resulted in a loss of $5.4 million in the nine months ended September 30, 2007, and a loss of $21.3 million and $17.4 million in the three and nine months ended September 30, 2006, respectively. Because all forward contracts were settled in May 2007, U.S. Cellular did not have any fair value adjustment of derivative instruments in the three months ended September 30, 2007. Fair value adjustments of derivative instruments for the period reflect the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Vodafone marketable equity securities not designated as a hedge. See Note 11 – Marketable Equity Securities and Forward Contracts and Note 15 – Long-Term Debt and Forward Contracts for additional information related to the forward contracts.

6.               Income Taxes

The overall effective tax rate on income before income taxes and minority interest for the three and nine months ended September 30, 2007 was 37.9% and 37.3%, respectively, and 27.7% and 36.3% for the three and nine months ended September 30, 2006, respectively. The effective tax rates for the 2007 periods are higher than 2006 primarily due to the favorable resolution of state audits in 2006.

Effective January 1, 2007, U.S. Cellular adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). In accordance with FIN 48, U.S. Cellular recognized a cumulative-effect adjustment of $1.3 million, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of Retained earnings.

At January 1, 2007, U.S. Cellular had $25.8 million in unrecognized tax benefits, which, if recognized, would reduce income tax expense by $12.6 million, net of the federal benefit from state income taxes. Included in the balance of unrecognized tax benefits at January 1, 2007, is an immaterial amount related to tax positions for which it is possible that the total amounts could change during the next twelve months. At September 30, 2007 U.S. Cellular had $30.1 million in unrecognized tax benefits, which, if recognized, would reduce income tax expense by $15.4 million, net of the federal benefit from state income taxes.

U.S. Cellular recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. This amount totaled $1.4 million and $3.6 million for the three and nine months ended September 30, 2007, respectively. Accrued interest and penalties were $6.2 million and $9.8 million as of January 1, 2007 and September 30, 2007, respectively.

U.S. Cellular is included in a consolidated federal income tax return with other members of the TDS consolidated group. TDS and U.S. Cellular are parties to a Tax Allocation Agreement which provides that U.S. Cellular and its subsidiaries be included with the TDS affiliated group in a consolidated federal income tax return and in state income or franchise tax returns in certain situations. For financial statement purposes, U.S. Cellular and its subsidiaries calculate their income, income taxes and credits as if they comprised a separate affiliated group. Under the Tax Allocation Agreement, U.S. Cellular remits its applicable income tax payments to TDS. U.S. Cellular had a tax payable balance to TDS of $5.0 million as of September 30, 2007 and $3.7 million as of December 31, 2006.

As discussed above, U.S. Cellular is included in TDS’ consolidated federal income tax return; U.S. Cellular also files various state and local income tax returns. With few exceptions, U.S. Cellular is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2002. TDS’ consolidated federal income tax returns for the years 2002 - 2005, which include U.S. Cellular, are currently under examination by the Internal Revenue Service. U.S. Cellular and its subsidiaries are also under examination by various state taxing authorities.

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

The net income amounts used in computing earnings per share and the effects on the weighted average number of common shares and earnings per share of potentially dilutive securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars and shares in thousands, except earnings per share)
Net income	$63,555	$35,875	$285,527	$125,385

Weighted average number of common shares used in basic earnings per share	87,757	87,281	87,743	87,258
Effect of stock options (1)	500	692	622	668
Effect of Restricted Stock Units	199	119	182	145
Effect of assuming shares delivered upon settlement of Accelerated Share Repurchase (2)	133	—	133	—

Weighted average number of common shares used in diluted earnings per share	88,589	88,092	88,680	88,071

Basic Earnings per Share	$0.72	$0.41	$3.25	$1.44

Diluted Earnings per Share	$0.72	$0.41	$3.22	$1.42

(1)          Stock options convertible into 4,000 and 10,000 Common Shares in the three and nine months ended September 30, 2007, respectively, and 200,000 and 765,000 Common Shares in the three and nine months ended September 30, 2006, respectively, were not included in computing Diluted Earnings per Share because their effects were antidilutive.

(2)          See Note 18 - Common Share Repurchase Program below for a discussion of U.S. Cellular’s purchase of 838,000 of its Common Shares from an investment banking firm in private transactions pursuant to accelerated share repurchase agreements.

8.               Supplemental Cash Flow Disclosures – Non-Cash Financing Activities; Gain on Sale of Marketable Equity Securities

During the second quarter of 2007, U.S. Cellular delivered 8,815,475 American Depositary Receipts (“ADRs”) of Vodafone Group, Plc (“Vodafone”)  with a fair market value of $254.1 million to settle the $159.9 million principal amount of prepaid forward contracts and $94.2 million of related derivative liability.

Upon settlement of the prepaid forward contracts and related derivative liability, U.S. Cellular disposed of its remaining 149,223 Vodafone ADRs. U.S. Cellular recorded a gain of $131.7 million in the second quarter of 2007 on the settlement of the prepaid forward contracts and the related derivative liability and the disposition of remaining Vodafone ADRs.

See Note 11 – Marketable Equity Securities and Forward Contracts and Note 15 Long-Term Debt and Forward Contracts for additional information related to the Vodafone ADRs and prepaid forward contracts.

In the nine months ended September 30, 2007, U.S. Cellular withheld 544,000 Common Shares aggregating $43.5 million for the payment of the exercise price and income taxes from employees who exercised stock options or who received vested stock awards.

9.               Licenses and Goodwill

U.S. Cellular has substantial amounts of licenses and goodwill as a result of the acquisition of wireless markets. The changes in licenses and goodwill for the nine months ended September 30, 2007 and 2006 were as follows:

	September 30, 2007	September 30, 2006
	(Dollars in thousands)
Licenses
Balance, beginning of period	$1,494,327	$1,362,263
Acquisitions	7,901	5,534
Impairment	(2,136)	—
Other (1)	—	79,772
Balance, end of period	$1,500,092	$1,447,569

(1)          Includes $79.9 million representing deposits made to the FCC for Barat Wireless licenses with respect to which Barat Wireless was the high bidder in Auction 66.

	September 30, 2007	September 30, 2006
	(Dollars in thousands)
Goodwill
Balance, beginning of period	$485,452	$481,235
Acquisitions	5,864	3,932
Other adjustments	—	318
Balance, end of period	$491,316	$485,485

See Note 3 – Acquisitions, Divestitures and Exchanges for additional information related to transactions which affected licenses and goodwill.

Licenses and goodwill must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. U.S. Cellular performs the annual impairment review on licenses and goodwill during the second quarter of its fiscal year. Accordingly, the annual impairment tests for licenses and goodwill for 2007 and 2006 were performed in the second quarter of 2007 and 2006. Such impairment tests indicated that there was an impairment of licenses totaling $2.1 million in 2007; the loss is included in Depreciation, amortization and accretion on the Consolidated Statements of Operations. There was no impairment of licenses in 2006, and no impairment of goodwill in either 2007 or 2006.

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

10.         Customer Lists

Customer lists, which are intangible assets resulting from acquisitions of wireless markets, are amortized based on average customer retention periods using the double declining balance method in the first year, switching to straight-line over the remaining estimated life. The changes in the customer lists for the nine months ended September 30, 2007 and 2006 were as follows:

	September 30, 2007	September 30, 2006
	(Dollars in thousands)
Customer Lists
Balance, beginning of period	$26,196	$47,649
Acquisitions	1,560	2,042
Impairment	(1,947)	—
Amortization	(8,367)	(17,643)
Balance, end of period	$17,442	$32,048

U.S. Cellular performs an annual impairment test of customer list balances in the third quarter of its fiscal year. During the third quarter of 2007, such test indicated that the carrying value of certain customer list balances exceeded their estimated fair values and an impairment loss of $1.9 million was recorded; the loss is included in Depreciation, amortization and accretion on the Consolidated Statements of Operations. Fair values were determined based upon a present value analysis of expected future cash flows. There was no impairment of customer lists in 2006.

Based on the customer list balance as of September 30, 2007, amortization expense for the fourth quarter of 2007 and for the years 2008-2012 is expected to be $2.1 million, $7.1 million, $4.7 million, $3.2 million, $0.3 million and $0.1 million, respectively.

11.         Marketable Equity Securities and Forward Contracts

U.S. Cellular holds marketable equity securities that are publicly traded and can have volatile movements in share prices. Any increase or decrease in the fair value of the underlying marketable securities is reflected in Accumulated other comprehensive income on the balance sheet rather than as a non-operating gain or loss in the Consolidated Statements of Operations. U.S. Cellular does not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets.

Information regarding U.S. Cellular’s marketable equity securities is summarized below.

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Marketable Equity Securities – Current Assets
Vodafone Group Plc 8,964,698 American Depositary Receipts in 2006	$—	$249,039
Rural Cellular Corporation 370,882 Common Shares in 2007	16,133	—
Total Marketable Equity Securities – Current	16,133	249,039
Marketable Equity Securities – Investments
Rural Cellular Corporation 370,882 Common Shares in 2006	—	4,873
Total aggregate fair value	16,133	253,912
Accounting cost basis	334	131,512
Gross unrealized holding gains	15,799	122,400
Deferred income tax liability	(5,790)	(44,855)
Net unrealized holding gains	10,009	77,545
Derivative instruments, net of tax	—	2,837
Accumulated other comprehensive income	$10,009	$80,382

The investment in Vodafone resulted from certain dispositions of non-strategic wireless investments to, or settlements with, AirTouch Communications, Inc. (“AirTouch”), in exchange for stock of AirTouch, which was then acquired by Vodafone whereby U.S. Cellular received ADRs representing Vodafone stock.

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

See Note 15 – Long-term Debt and Forward Contracts for additional information related to U.S. Cellular’s forward contracts.

U.S. Cellular owns 370,882 Common Shares of Rural Cellular Corporation (“RCCC”). On July 30, 2007, RCCC announced that Verizon Wireless has agreed to purchase the outstanding shares of RCCC for $45 per share in cash. The acquisition is expected to close in the first half of 2008. If the transaction closes, U.S. Cellular will receive approximately $16.7 million in cash, recognize a $16.4 million pre-tax gain and cease to own any interest in RCCC.

12.         Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a minority interest. These investments are accounted for using either the equity or cost method.

U.S. Cellular’s significant investments in unconsolidated entities include the following:

	September 30, 2007	September 30, 2006
Los Angeles SMSA Limited Partnership	5.5%	5.5%
Midwest Wireless Communications, L.L.C. (1)	—	14.2%
North Carolina RSA 1 Partnership	50.0%	50.0%
Oklahoma City SMSA Limited Partnership	14.6%	14.6%

(1)          In addition, U.S. Cellular owns a 49% interest in an entity which owned an interest of approximately 2.9% in Midwest Wireless Holdings, L.L.C., the parent company of Midwest Wireless Communications, L.L.C. The entity’s investment in Midwest Wireless Holdings L.L.C. was disposed of in the fourth quarter of 2006.

Based primarily on data furnished to U.S. Cellular by third parties, the following table summarizes the combined results of operations of U.S. Cellular’s equity method investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Results of Operations
Revenues	$1,146,000	$1,077,000	$3,342,000	$3,083,000
Operating expenses	788,000	740,000	2,248,000	2,121,000
Operating income	358,000	337,000	1,094,000	962,000
Other income (expense), net	7,000	11,000	21,000	34,000
Net Income	$365,000	$348,000	$1,115,000	$996,000

13.         Revolving Credit Facility

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At September 30, 2007, there were no outstanding notes payable and letters of credit were $0.2 million, leaving $699.8 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating. At September 30, 2007, the contractual spread was 75 basis points. U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months (the one-month LIBOR was 5.12% at September 30, 2007). If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 7.75% at September 30, 2007). This credit facility expires in December 2009.

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

Moody’s (Issued September 20, 2007)	Baa3	– stable outlook
Standard & Poor’s (Issued June 21, 2007)	BB+	– with developing outlook
Fitch Ratings (Issued August 16, 2007)	BBB+	– stable outlook

On September 20, 2007, Moody’s changed its outlook on U.S. Cellular’s credit rating to stable from under review for possible further downgrade.

On August 16, 2007, Fitch changed its outlook on U.S. Cellular’s credit rating to stable from ratings watch negative.

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

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. On November 6, 2006, U.S. Cellular announced that it would restate certain financial statements which caused U.S. Cellular to be late with certain SEC filings. Before U.S. Cellular filed the foregoing restatements and became current in its SEC filings on or prior to April 23, 2007, the restatements and late filings resulted in defaults under the revolving credit facility. However, U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios, and U.S. Cellular did not fail to make any scheduled payments. U.S. Cellular received waivers from the lenders associated with the revolving credit facility, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements and late filings. U.S. Cellular believes it was in compliance as of September 30, 2007 with all covenants and other requirements set forth in its revolving credit facility.

14.         Asset Retirement Obligations

U.S. Cellular is subject to asset retirement obligations associated with its leased cell sites, switching office sites, retail store sites and office locations. Asset retirement obligations generally include obligations to restore leased land and retail store and office premises to their pre-lease conditions.

U.S. Cellular accounts for its asset retirement obligations in accordance with FASB Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which require entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. At the time the liability is incurred, U.S. Cellular records a liability equal to the net present value of the estimated cost of the asset retirement obligation and increases the carrying amount of the related long-lived asset by an equal amount. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the obligations, any difference between the cost to retire an asset and the recorded liability (including accretion of discount) is recognized in the Consolidated Statement of Operations as a gain or loss.

During the third quarter of 2007, U.S. Cellular performed its annual review of the assumptions and estimated costs related to its asset retirement obligations. As a result of the review, the liabilities were revised to reflect lower estimated cash flows as a result of lower estimates of removal and restoration costs, primarily related to cell sites, as determined through quoted market prices obtained from independent contractors. These changes are reflected in “Revisions in estimated cash flows” below.

The change in asset retirement obligations during the nine months ended September 30, 2007 and 2006 was as follows:

	September 30, 2007	September 30, 2006
	(Dollars in thousands)
Beginning balance	$127,639	$90,224
Additional liabilities incurred	4,194	5,922
Revisions in estimated cash flows	(15,331)	13,415
Acquisition of assets	348	1,237
Disposition of assets	(493)	(112)
Accretion expense	7,109	5,312
Ending balance	$123,466	$115,998

15.         Long-Term Debt and Forward Contracts

There were no significant changes in long-term debt during the nine months ended September 30, 2007.

U.S. Cellular’s long-term debt does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, U.S. Cellular’s ability to obtain long-term debt financing in the future could be adversely affected by a downgrade in its credit rating. U.S. Cellular believes it was in compliance as of September 30, 2007 with all covenants and other requirements set forth in its long-term debt indenture.

Forward Contracts

A subsidiary of U.S. Cellular had outstanding prepaid forward contracts with counterparties in connection with its 8,964,698 Vodafone Group Plc ADRs. The $159.9 million principal amount of the forward contracts was accounted for as a loan. The prepaid forward contracts contained embedded collars that were bifurcated and received separate accounting treatment in accordance with FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The Vodafone securities were pledged as collateral for the forward contracts.

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

The forward contracts related to the Vodafone ADRs matured in May 2007. U.S. Cellular settled the forward contracts by delivery of substantially all of the 8,964,698 Vodafone ADRs pursuant to the formula and then disposed of all remaining Vodafone ADRs. As a result, U.S. Cellular no longer owns any Vodafone ADRs and no longer has any liability or other obligations under the related forward contracts. U.S. Cellular recognized a pre-tax gain of $131.7 million at the time of delivery and sale of the shares. Since shares were delivered in the settlement of the forward contract, U.S. Cellular incurred a current tax liability in the amount of $35.5 million at the time of delivery and sale of the shares. See Note 11 – Marketable Equity Securities and Forward Contracts for additional information related to settlement of the forward contracts and disposal of the remaining Vodafone ADRs.

Until May 2007, when it settled the forward contracts as discussed above, U.S. Cellular was required to comply with certain covenants under the forward contracts. On November 6, 2006, U.S. Cellular announced that it would restate certain financial statements which caused U.S. Cellular to be late in certain SEC filings. Before U.S. Cellular filed the foregoing restatements and became current in its SEC filings on or prior to April 23, 2007, the restatements and late filings resulted in defaults under certain forward contracts. However, U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios, and U.S. Cellular did not fail to make any scheduled payments. U.S. Cellular received waivers from the counterparty associated with such forward contracts, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatements and late filings.

16.         Commitments and Contingencies

Indemnity Agreements

U.S. Cellular enters into agreements in the normal course of business that provide for indemnification of counterparties. These agreements include certain asset sales and financings with other parties. The terms of the indemnification vary by agreement. The events or circumstances that would require U.S. Cellular to perform under these indemnities are transaction specific; however, these agreements may require U.S. Cellular to indemnify the counterparty for costs and losses incurred from any litigation or claims arising from the underlying transaction. U.S. Cellular is unable to estimate the maximum potential liability for these types of indemnifications as the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, U.S. Cellular has not made any significant indemnification payments under such agreements.

Legal Proceedings

U.S. Cellular is involved or may be involved from time to time in legal proceedings before the FCC and various state and federal courts. In accordance with FASB Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, if U.S. Cellular believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. The assessment of the expected outcomes of legal proceedings is a highly subjective process that requires judgments about future events. The legal proceedings are reviewed at least quarterly to determine the adequacy of accruals and related financial statement disclosures. The ultimate outcomes of legal proceedings could differ materially from amounts accrued in the financial statements.

17.         Minority Interest in Subsidiaries

Under FASB Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, certain minority interests in consolidated entities with finite lives may meet the standard’s definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement, assuming an orderly liquidation of the finite-lived entity, net of estimated liquidation costs (the “settlement value”). U.S. Cellular’s consolidated financial statements include certain minority interests that meet the standard’s definition of mandatorily redeemable financial instruments. These mandatorily redeemable minority interests represent interests held by third parties in consolidated partnerships and limited liability companies (“L.L.C.s”), where the terms of the underlying partnership or L.L.C. agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the minority interest holders and U.S. Cellular in accordance with the respective partnership and L.L.C. agreements. The termination dates of U.S. Cellular’s mandatorily redeemable minority interests range from 2042 to 2105.

The settlement value of U.S. Cellular’s mandatorily redeemable minority interests was estimated to be $247.7 million at September 30, 2007. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and L.L.C.s on September 30, 2007, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FASB Staff Position (“FSP”) No. FAS 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests. U.S. Cellular has no current plans or intentions to liquidate any of the related partnerships or L.L.C.s prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and L.L.C.s at September 30, 2007 was $43.6 million and is included in the Consolidated Balance Sheet caption Minority Interest. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $204.2 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and L.L.C.s. Neither the minority interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements under U.S. GAAP. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. A change in those factors and assumptions could result in a materially larger or smaller settlement amount.

18.         Common Share Repurchase Program

The Board of Directors of U.S. Cellular has authorized the repurchase of up to 1% of the outstanding U.S. Cellular Common Shares held by non-affiliates on a quarterly basis, primarily for use in employee benefit plans (the “Limited Authorization”). This authorization does not have an expiration date.

On March 6, 2007, the Board of Directors of U.S. Cellular authorized the repurchase of up to 500,000 Common Shares of U.S. Cellular (the “Additional Authorization”) from time to time through open market purchases, block transactions, private transactions or other methods. This authorization was in addition to U.S. Cellular’s existing Limited Authorization discussed above, and was scheduled to expire on March 6, 2010. However, as discussed below, because this authorization was fully utilized, no further purchases are available under this authorization.

U.S. Cellular has entered into accelerated share repurchase (“ASR”) agreements to purchase its shares through an investment banking firm in private transactions. The repurchased shares are being held as treasury shares. In connection with each ASR, the investment banking firm will purchase an equivalent number of shares in the open-market over time. Each program must be completed within two years of the trade date of the respective ASR. At the end of each program, U.S. Cellular will receive or pay a price adjustment based on the average price of shares acquired by the investment banking firm pursuant to the ASR during the purchase period, less a negotiated discount. The purchase price adjustment can be settled, at U.S. Cellular’s option, in cash or in U.S. Cellular Common Shares. The subsequent purchase price adjustment will change the cost basis of the U.S. Cellular treasury shares.

Activity related to U.S. Cellular’s repurchases of shares through ASR transactions on April 4 and July 10, 2007 and its obligations and potential obligations to the investment banking firm, are detailed in the table below.

(dollars in thousands, except per share amounts)	April 4, 2007	July 10, 2007	Totals
Number of Shares Repurchased by U.S. Cellular (1)	670,000	168,000	838,000
Weighted average price (2)	$73.22	$96.10
Initial purchase price to investment banking firm	$49,057	$16,145	$65,202

Number of Shares Purchased by Investment Banking Firm (As of September 30, 2007)	181,970	—	181,970
Average price of shares, net of discount, purchased by Investment banking firm	$78.51	—
Additional amount due to investment banking firm for shares purchased through September 30, 2007 (3)	$967	—	$967
Equivalent number of shares based on September 30, 2007 closing price (4)	9,847	—	9,847

Remaining Shares to be Purchased by Investment Banking Firm under ASR	488,030	168,000	656,030
Potential additional cost of remaining shares to be purchased(5)	$11,898	$202	$12,100
Potential additional shares to settle ASR based on September 30, 2007 closing price (6)	121,163	2,053	123,216

Total Potential Additional Cost to Settle ASR, Based on September 30, 2007 Closing Price
If settled in cash	$12,865	$202	$13,067
If settled in shares	131,010	2,053	133,063

(1)          The repurchased shares are being held as treasury shares.

(2)          Weighted average price includes any per share discount and commission paid to the investment banking firm.

(3)          Represents the purchase price adjustment owed by U.S. Cellular to the investment banking firm as of September 30, 2007 for the shares purchased through such date, based on the difference between the price paid per share by U.S. Cellular in connection with the ASR, and the average price paid per share by the investment banking firm.

(4)          Represents the number of additional U.S. Cellular Common Shares that would need to be delivered to the investment banking firm based on the closing price of $98.20 on September 30, 2007, if U.S. Cellular settled the additional amount due described in footnote (3) with shares.

(5)          Represents the additional purchase price adjustment that would be potentially owed by U.S. Cellular to the investment banking firm as of September 30, 2007 based on the difference between the initial price paid per share by U.S. Cellular in connection with the ASR, and the closing price of U.S. Cellular Common Shares on September 30, 2007.

(6)          Represents the number of additional U.S. Cellular Common Shares that would need to be delivered to the investment banking firm based on the closing price of $98.20 on September 30, 2007, if U.S. Cellular settled the potential additional amount due described in footnote (5) with shares.

At September 30, 2007, there were 656,030 shares remaining to be purchased by the investment banking firm pursuant to the ASRs. Thus, the amounts owed and potentially owed by U.S. Cellular to the investment banking firm as shown in the table above would increase or decrease by $656,030 for each $1 increase or decrease in the U.S. Cellular stock price of $98.20 as of September 30, 2007. Any amount owed will be settled at the conclusion of each program.

No U.S. Cellular Common Shares were repurchased in the first nine months of 2006.

19.         Accumulated Other Comprehensive Income

The cumulative balances of unrealized gains and losses on marketable equity securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$77,545	$41,287
Add (deduct):
Unrealized gains (losses) on marketable equity securities	20,606	11,768
Income tax (expense) benefit	(7,553)	(4,319)
Net change in unrealized gains (losses) on marketable equity securities	13,053	7,449

Recognized gain on sale of marketable equity securities	(127,207)	—
Income tax expense	46,618	—
Net recognized gain on marketable equity securities	(80,589)	—
Net change in marketable equity securities	(67,536)	7,449
Balance, end of period	$10,009	$48,736

Derivative Instruments
Balance, beginning of period	$2,837	$2,835
Add (deduct):
Recognized gain on settlement of derivative instruments	(4,479)	—
Income tax expense	1,642	—
Net recognized gain on settlement of derivatives instruments	(2,837)	—
Net change in derivative instruments	(2,837)	—
Balance, end of period	$—	$2,835

Accumulated Other Comprehensive Income
Balance, beginning of period	$80,382	$44,122
Net change in marketable equity securities	(67,536)	7,449
Net change in derivative instruments	(2,837)	—
Net change in unrealized gains included in comprehensive income	(70,373)	7,449
Balance, end of period	$10,009	$51,571

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Comprehensive Income
Net Income	$285,527	$125,385
Net change in unrealized and realized gains (losses) on marketable equity securities and derivative instruments	(70,373)	7,449
	$215,154	$132,834

20.         Stock-Based Compensation

Stock-Based Compensation Plans

Effective January 1, 2006, U.S. Cellular adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method. Upon adoption of SFAS 123(R), U.S. Cellular elected to continue to value its share-based payment transactions using a Black-Scholes valuation model, which was previously used by U.S. Cellular for purposes of preparing the pro forma disclosures under SFAS 123.

U.S. Cellular has established the following stock-based compensation plans: a long-term incentive plan, an employee stock purchase plan, and a non-employee director compensation plan.

Under the U.S. Cellular 2005 Long-Term Incentive Plan, U.S. Cellular may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units, and deferred compensation stock unit awards to key employees. At September 30, 2007, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards, and deferred compensation stock unit awards.

At September 30, 2007, U.S. Cellular had reserved 4,067,000 Common Shares for equity awards granted and to be granted under the long-term incentive plan, and also had reserved 101,000 Common Shares for issuance to employees under an employee stock purchase plan. The maximum number of U.S. Cellular Common Shares that may be issued to employees under all stock-based compensation plans in effect at September 30, 2007 was 4,168,000 shares. U.S. Cellular currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan, restricted stock unit awards and deferred compensation stock unit awards.

Long-Term Incentive Plan – Stock Options— Stock options granted to key employees are exercisable over a specified period not in excess of ten years. Stock options generally vest over periods up to four years from the date of grant. Stock options outstanding at September 30, 2007 expire between 2007 and 2017. U.S. Cellular granted 6,000 and 476,000 stock options during the three and nine months ended September 30, 2007 and 551,000 stock options during the nine months ended September 30, 2006. No stock options were granted during the three months ended September 30, 2006. U.S. Cellular used the assumptions shown in the table below in valuing options granted in 2007.

Expected Life	3.1 years
Expected Annual Volatility Rate	22.5%-25.7%
Dividend Yield	—
Risk Free Interest Rate	4.0%-4.8%
Estimated Annual Forfeiture Rate	9.6%

A summary of U.S. Cellular stock options outstanding and exercisable as of September 30, 2007 and changes during the nine months ended September 30, 2007 is presented below.

	Number of Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,571,000	$44.07	7.2	$139,206,000
(1,430,000 exercisable)		42.15	6.4	80,178,000
Granted	476,000	74.24		11,399,000
Exercised	1,316,000	42.38		49,537,000
Forfeited	94,000	55.18		4,065,000
Expired	4,000	34.09		225,000
Outstanding at September 30, 2007	1,633,000	53.60	7.7	72,818,000
(627,000 exercisable)		40.32	6.3	$36,310,000

The aggregate intrinsic value represents the total pretax intrinsic value (the difference between U.S. Cellular’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount will change in future periods based on the market price of U.S. Cellular’s stock.

Long-Term Incentive Plan – Restricted Stock Units—U.S. Cellular grants restricted stock unit awards, which generally vest after three years, to key employees. U.S. Cellular estimates the fair value of restricted stock units based on the closing market price of U.S. Cellular shares on the date of grant. U.S. Cellular granted 137,000 and 128,000 restricted stock units during the nine months ended September 30, 2007 and 2006, respectively.

A summary of U.S. Cellular nonvested restricted stock units at September 30, 2007 and changes during the nine months then ended is presented in the tables that follow:

Liability Classified Awards

Weighted Average
Grant-Date
	Number of	Fair Values of
	Restricted Stock Units	Restricted Stock Units
Nonvested at December 31, 2006	57,000	$38.65
Granted	—	—
Vested	57,000	38.65
Forfeited	—	—
Nonvested at September 30, 2007	—	$—

Equity Classified Awards

		Weighted Average
		Grant-Date
	Number of	Fair Values of
	Restricted Stock Units	Restricted Stock Units
Nonvested at December 31, 2006	288,000	$51.54
Granted	137,000	74.09
Vested	—	—
Forfeited	35,000	54.96
Nonvested at September 30, 2007	390,000	$59.09

Long-Term Incentive Plan – Deferred Compensation Stock Units—Certain U.S. Cellular employees may elect to defer receipt of all or a portion of their annual bonuses and to receive a company matching contribution on the amount deferred. All bonus compensation that is deferred by employees electing to participate is immediately vested and is deemed to be invested in U.S. Cellular Common Share stock units. The matching contributions also are deemed to be invested in U.S. Cellular Common Share stock units, with the number of such units determined based on the dollar amount of the matching contribution and the closing market price of U.S. Cellular Common Shares on the date of the match.

A summary of U.S. Cellular nonvested deferred compensation stock units at September 30, 2007 and changes during the nine months then ended is presented in the table below:

		Weighted Average Grant-Date
	Number of	Fair Values
	Stock Units	of Stock Units
Nonvested at December 31, 2006	2,400	$51.39
Granted	2,600	70.55
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2007	5,000	$61.35

Employee Stock Purchase Plan—Under the 2003 Employee Stock Purchase Plan, eligible employees of U.S. Cellular and its subsidiaries may purchase a limited number of U.S. Cellular Common Shares on a quarterly basis. The per share cost to each participant is 85% of the market value of the Common Shares as of the issuance date. U.S. Cellular employees are also eligible to participate in the TDS employee stock purchase plan. The per share costs in the TDS plan are the same as those for the U.S. Cellular plan. U.S. Cellular issued 5,400 shares during the nine months ended September 30, 2007. No shares were issued during the nine months ended September 30, 2006.

Non-Employee Director Compensation Plan— Under the Non-Employee Director Compensation Plan, U.S. Cellular has reserved 3,100 Common Shares of U.S. Cellular for issuance as compensation to members of the board of directors who are not employees of U.S. Cellular or TDS. U.S. Cellular issued 700 shares during the nine months ended September 30, 2007 and 40 shares during the nine months ended September 30, 2006.

During the three and nine months ended September 30, 2007 and 2006, U.S. Cellular recognized stock-based compensation costs of $3.2 million and $11.4 million and $5.7 million and $16.1 million, respectively. At September 30, 2007, unrecognized compensation cost for all U.S. Cellular stock-based compensation awards was $17.0 million. The unrecognized compensation cost for stock-based compensation awards at September 30, 2007 is expected to be recognized over a weighted average period of one year.

21.         Subsequent Event

On October 25, 2007, U.S. Cellular entered into a third ASR to purchase 168,000 of its Common Shares from an investment banking firm in a private transaction under the Limited Authorization. Including a commission payable to the investment banking firm, the shares were repurchased for $16.2 million or $96.52 per share. See Note 18 – Common Share Repurchase Program for additional information.

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

OVERVIEW

United States Cellular Corporation (“U.S. Cellular”) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 80.7%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”) as of September 30, 2007.

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

U.S. Cellular offers wireless telephone service to approximately 6 million customers covering six market areas in 26 states as of September 30, 2007. U.S. Cellular owned, or had the right to acquire pursuant to certain agreements, interests in 253 wireless markets at September 30, 2007.

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

Operating highlights in the first nine months of 2007 include the following:

•            Total customers increased 6% year-over-year to 6,067,000; net retail customer additions were 269,000, up 35% from the prior year;

•            The retail postpay churn rate was 1.4% per month. The total postpay churn rate per month, including reseller customers, was 1.7%;

•            Average monthly service revenue per customer increased 8% year-over-year to $50.66;

•            Cash flows from operating activities were $617.4 million, an increase of 24% year-over-year. During the period, U.S. Cellular paid off all outstanding balances under its revolving credit facility and, at September 30, 2007, had cash and cash equivalents totaling $182.0 million; and

•            Additions to property, plant and equipment totaled $377.4 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores and continue the development and enhancements of U.S. Cellular’s office systems. Total cell sites in service increased 9% year-over-year to 6,255.

Service Revenues increased $338.6 million, or 14%, to $2,721.3 million in the nine months ended September 30, 2007 from $2,382.7 million in 2006. Revenues from data products and services increased 71% to $260.1 million in the nine months ended September 30, 2007 from $152.0 million in 2006 as customers continue to increase usage of U.S. Cellular’s easyedgeSM products and offerings such as Short Messaging Service (SMS) and BlackBerry® handsets and service.

Operating Income increased $106.6 million, or 47%, to $332.9 million in the nine months ended September 30, 2007 from $226.3 million in 2006. The increase in Operating Income reflected both higher operating revenues and a higher operating income margin (as a percent of service revenues), which was 12.2% in the nine months ended September 30, 2007 compared to 9.5% in 2006.

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

•                  continued enhancements to its wireless networks: and

•                  uncertainty in future eligible telecommunication carrier (“ETC”) funding.

Investment and Other Income (Expense) totaled $139.8 million in the nine months ended September 30, 2007 and $(11.8) million in the same period of 2006. During the second quarter of 2007, U.S. Cellular elected to settle prepaid forward contracts related to Vodafone ADRs by delivering Vodafone ADRs and to sell the remaining Vodafone ADRs. In connection with the delivery and sale of the ADRs, U.S. Cellular recognized a pre-tax gain of $131.7 million.

Net Income in the first nine months ended September 30, 2007 increased 128% to $285.5 million compared to $125.4 million in 2006. Basic Earnings per Share was $3.25 in 2007, which was $1.81 higher than last year and Diluted Earnings per Share was $3.22, which was $1.80 higher than last year. The increases in Net Income and Earnings per Share in 2007 compared to 2006 were attributable primarily to higher Operating Income and the gain recognized on the delivery and disposition of the Vodafone ADRs as discussed above.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	2007	2006
As of September 30, (1a)
Total market population (2)	81,841,000	55,543,000
Customers (3)	6,067,000	5,729,000
Market penetration (4)	7.41%	10.3%
Total full-time equivalent employees	7,634	7,571
Cell sites in service	6,255	5,726
For the Nine Months Ended September 30, (1b)
Net customer additions (5)	246,000	224,000
Net retail customer additions (5)	269,000	200,000
Average monthly service revenue per customer (6)	$50.66	$46.92
Retail postpay churn rate per month (7)	1.4%	1.6%
Total postpay churn rate per month (7)	1.7%	1.5%
Sales and marketing cost per gross customer addition (8)	$468	$467

(1a)   Amounts in 2007 include information related to all markets included in U.S. Cellular’s consolidated operations as of September 30, 2007. Such markets include: (i) the market acquired during February 2007 from February 1 through September 30, 2007; and (ii) the markets related to the 17 licenses granted to Barat Wireless by the FCC in April 2007 which are incremental to U.S. Cellular’s currently owned or acquirable markets from April 30, 2007 through September 30, 2007. Amounts in 2006 include information related to all markets included in U.S. Cellular’s consolidated operations as of September 30, 2006. Such markets include: (i) the 11 markets granted to Carroll Wireless by the FCC in January 2006 for the period January 6 through September 30, 2006; and (ii) the additional market interest acquired during April 2006 for the period April 1, 2006 through September 30, 2006.

(1b)   Amounts in 2007 include results from all markets included in U.S. Cellular’s consolidated operations for the period January 1, 2007 through September 30, 2007. The market acquired in February 2007 is included for the period February 1, 2007 through September 30, 2007. Amounts in 2006 include results from all markets included in U.S. Cellular’s consolidated operations for the period January 1, 2006 through September 30, 2006. The 11 markets granted to Carroll Wireless by the FCC in January 2006 are included for the period January 6 through September 30, 2006. The additional market interest acquired during April 2006 is included for the period April 1, 2006 through September 30, 2006.

(2)     Represents 100% of the population of the markets in which U.S. Cellular had a controlling financial interest for financial reporting purposes as of September 30 of each respective year.

(3)                U.S. Cellular’s customer base consists of the following types of customers:

	September 30,
	2007	2006
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	5,199,000	4,818,000
End user customers acquired through U.S. Cellular’s agreement with a third party (“reseller customers”) *	567,000	602,000
Total postpay customers	5,766,000	5,420,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	301,000	309,000
Total customers	6,067,000	5,729,000

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

(6)                Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per customer basis. Variances in this measurement are monitored and compared to variances in expenses on a per customer basis. Average monthly service revenue per customer is calculated as follows:

	Nine Months Ended September 30,
	2007	2006

Service Revenues per Consolidated Statements of Operations	$2,721,341	$2,382,747

Divided by average customers during period (000s) *	5,969	5,642

Divided by number of months in each period	9	9

Average monthly service revenue per customer	$50.66	$46.92

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

(7)                Postpay churn rate per month represents the percentage of the postpay customer base that disconnects service each month. Total postpay churn rate includes both retail postpay customers and reseller customers. Retail postpay churn rate includes only retail postpay customers. Effective for 2007, consistent with a change in U.S. Cellular’s operating practices with its reseller, U.S. Cellular reports reseller customer disconnects as postpay disconnects in the period in which the reseller customers are disconnected by the reseller. Previously, only those reseller customer numbers that were disconnected from U.S. Cellular’s network were counted in the number of postpay disconnects; this previous practice reflected the fact that reseller customers could disconnect service without the associated account numbers being disconnected from U.S. Cellular’s network if the reseller elected to reuse the customer telephone numbers.

Total reseller disconnects totaled 229,000 for the nine months ended September 30, 2007. On a comparable basis, total reseller disconnects for the nine months ended September 30, 2006 were estimated to be 305,000, versus the previously reported total of 57,000. The total postpay churn rate per month for the nine months ended September 30, 2007 was 1.7%. On a comparable basis, the total postpay churn rate per month for the nine months ended September 30, 2006 was estimated to be 2.0%, versus the previously reported figure of 1.5%.

(8)                Sales and marketing cost per gross customer addition for 2007 and for 2006 is not comparable as a result of the change in U.S. Cellular’s operating practices with its reseller as discussed in footnote (7) above. For a discussion of the components of this calculation, see “Operating expenses — Selling, general and administrative expenses”, below. Excluding the impact of reseller gross customer additions, sales and marketing cost per gross customer addition in 2007 was $554 compared to $503 in 2006.

Operating Revenues increased $351.2 million, or 14%, to $2,922.2 million in 2007 from $2,571.0 million in 2006.

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Retail service	$2,357,998	$2,091,231
Inbound roaming	150,195	117,895
Long-distance and other service revenues	213,148	173,621
Service Revenues	2,721,341	2,382,747
Equipment sales	200,813	188,289
	$2,922,154	$2,571,036

Service revenues increased $338.6 million, or 14%, to $2,721.3 million in 2007 from $2,382.7 million in 2006. Service revenues primarily consist of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); (iii) charges for long-distance calls made on U.S. Cellular’s systems; and (iv) amounts received from the Federal Universal Service Fund (“USF”). The increase in service revenues in 2007 was primarily due to the following factors:

•                  a 6% growth in the average customer base; and

•                  an 8% increase in monthly service revenue per customer, which averaged $50.66 in the first nine months of 2007 and $46.92 in the first nine months of 2006.

Retail service revenues increased $266.8 million, or 13%, to $2,358.0 million in 2007 from $2,091.2 million in 2006. Growth in U.S. Cellular’s average customer base and an increase in average monthly retail revenue per customer, driven by growth in revenues from data services and higher regulatory fees such as universal service fund contributions which are billed to customers, were the primary reasons for the increase in retail service revenue. Average monthly retail service revenue per customer increased 7% to $43.89 in 2007 from $41.18 in 2006.

U.S. Cellular’s average customer base increased 6% in 2007, primarily driven by the 332,000 net new customer additions that U.S. Cellular generated from its marketing (including reseller) distribution channels over the past twelve months. The average number of customers also was affected by the timing of acquisitions, divestitures and exchanges.

U.S. Cellular anticipates that its customer base will increase during 2007 as a result of its continuing focus on customer satisfaction, attractively priced service plans, a broader line of handsets and other products, improvements in distribution and growth in customers in newer markets. However, the level of growth in the customer base for 2007 will depend upon U.S Cellular’s ability to attract new customers and retain existing customers in a highly, and increasingly, competitive marketplace. See Operating Income below for U.S. Cellular’s estimate of net retail customer additions for the full year.

Monthly retail minutes of use per customer increased to 843 in 2007 from 691 in 2006, primarily driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. The impact on retail service revenues of the increase in average monthly minutes of use was offset by a decrease in average revenue per minute of use. The decrease in average revenue per minute of use reflects the impact of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans and the inclusion of features such as unlimited night and weekend minutes in certain pricing plans. U.S. Cellular anticipates that its average revenue per minute of use may continue to decline in the future, reflecting increased competition and continued penetration of the consumer market.

Revenues from data products and services grew significantly year-over-year, totaling $260.1 million in 2007 compared to $152.0 million in 2006 and representing 10% of total service revenues, compared to 6% of total service revenues in the prior year. Such growth, which positively impacted average monthly retail service revenues per customer, reflected customers’ continued increasing acceptance and usage of U.S. Cellular’s easyedgeSM products and offerings such as Short Messaging Services (“SMS”) and BlackBerry® handsets and service.

Inbound roaming revenues increased $32.3 million, or 27%, to $150.2 million in 2007 from $117.9 million in 2006. The increase in revenues was related primarily to an increase in roaming minutes of use, partially offset by a decrease in revenue per roaming minute of use. The increase in inbound roaming minutes of use was driven primarily by the overall growth in the number of customers and retail minutes of use per customer throughout the wireless industry and an increase in inbound traffic from other wireless carriers. The decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates, and the changing mix of traffic from various carriers with different negotiated rates.

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

Long-distance and other service revenues increased $39.5 million, or 23%, to $213.1 million in 2007 from $173.6 million in 2006. The increase reflected a $15.9 million increase in long-distance revenues and a $23.6 million increase in other revenues. The increase in long-distance revenues was driven by an increase in the volume of long-distance calls billed both to U.S. Cellular’s customers and to other wireless carriers whose customers used U.S. Cellular’s systems to make long-distance calls. The growth in other revenues was due primarily to an increase in ETC funds that were received from the USF. At September 30, 2007 and 2006, U.S. Cellular was eligible to receive ETC funds in nine and seven states, respectively.

Equipment sales revenues increased $12.5 million, or 7%, to $200.8 million in 2007 from $188.3 million in 2006. Equipment sales revenues include revenues from sales of handsets and related accessories to both new and existing customers, as well as revenues from sales of handsets to agents. All equipment sales revenues are recorded net of anticipated rebates.

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

The increase in equipment sales revenues in 2007 was driven by increases in both the number of handsets sold and the average revenue per handset sold. The number of handsets sold increased 4% year-over-year, and the average revenue per handset sold increased 3% in 2007 primarily reflecting a continued shift to the sale of more expensive handsets with expanded capabilities.

Operating Expenses increased $244.4 million, or 10%, to $2,589.2 million in 2007 from $2,344.8 million in 2006. The major components of operating expenses are shown in the table below.

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
System operations (excluding depreciation, amortization and accretion included below)	$529,172	$468,980
Cost of equipment sold	470,356	417,489
Selling, general and administrative	1,141,803	1,028,865
Depreciation, amortization and accretion	447,889	429,451
	$2,589,220	$2,344,785

System operations expenses (excluding depreciation, amortization and accretion) increased $60.2 million, or 13%, to $529.2 million in 2007 from $469.0 million in 2006. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers.

Key components of the increase in total system operations expenses were as follows:

•                  maintenance, utility and cell site expenses increased $22.5 million, or 12%, in 2007, primarily driven by increases in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 6,255 and 5,726 as of September 30, 2007 and 2006, respectively, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also through acquisitions of existing wireless operations;

•                  expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $21.5 million, or 21%, due to an increase in roaming minutes of use partially offset by a reduction in cost per minute which resulted from a reduction in negotiated roaming rates; and

•                  the cost of network usage for U.S. Cellular’s systems increased $16.2 million, or 9%, as total minutes used on U.S. Cellular’s systems increased 28% in 2007 primarily driven by migration to pricing plans with a larger number of packaged minutes, mostly offset by the ongoing reduction in the per-minute cost of usage for U.S. Cellular’s network. In addition, data network and developer costs increased driven by the increase in data usage.

Management expects total system operations expenses to increase over the next few years, driven by the following factors:

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

Cost of equipment sold increased $52.9 million, or 13%, to $470.4 million in 2007 from $417.5 million in 2006. The increase was driven by an increase in the number of handsets sold and the change in mix of handsets being sold, as discussed above.

Selling, general and administrative expenses increased $112.9 million, or 11%, to $1,141.8 million in 2007 from $1,028.9 million in 2006. Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in 2007 is primarily due to higher expenses associated with acquiring, serving and retaining customers, driven in part by an increase in U.S. Cellular’s customer base. Key components of the increase in selling, general and administrative expenses were as follows:

•                  a $42.2 million, or 70%, increase in expenses related to federal universal service fund contributions and other regulatory fees and taxes (most of the expenses related to universal service fund contributions are offset by increases in retail service revenues for amounts passed through to customers) due to both an increase in the contribution rate and an increase in service revenues;

•                  a $36.5 million, or 12%, increase in expenses related to compensation of agents and sales employees to support growth in customers and revenues in recently acquired and existing markets;

•                  an $11.3 million, or 27%, increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects;

•                  a $9.3 million, or 2%, increase in expenses primarily related to the operations of U.S. Cellular’s regional support offices;

•                  a $6.9 million, or 27%, increase in non-income tax expenses primarily due to both an increase in property taxes due to the increase in the number of cell sites and an increase in an accrual related to settling disputes with various municipalities and St. Louis County in Missouri over business license taxes imposed on “telephone” service. U.S. Cellular settled this matter in October 2007; and

•                  a $3.9 million, or 3%, increase in advertising expenses primarily due to an increase in media purchases.

The above increases were partially offset by a gain on sale of assets of $5.0 million in 2007, related to an agreement entered into during December 2006 to sell accounts receivable written off during previous years. See “Liquidity and Capital Resources” for additional information regarding the sale.

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

Sales and marketing cost per gross customer addition was $468 in 2007 compared to $467 in 2006. As discussed in footnotes (4) and (5) in the table below, there was a change in the reporting of reseller gross customer additions during 2007. Excluding the impact of reseller gross customer additions, sales and marketing cost per gross customer addition in 2007 was $554 compared to $503 in 2006. The increase was primarily due to increased sales employee and agent expenses as discussed above as well as higher losses on sales of handsets.

Below is a summary of sales and marketing cost per gross customer addition for each period:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$487,769	$448,315
Cost of equipment sold to new customers (2)	351,451	297,533
Less equipment sales revenue from new customers (3)	(219,551)	(211,167)
Total costs	619,669	534,681
Gross customer additions (000s) (4)	1,324	1,146
Sales and marketing cost per gross customer addition (5)	$468	$467

(1)          Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general  and administrative expenses as follows:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$1,141,803	$1,028,865
Less expenses related to serving and retaining customers	(654,034)	(580,550)
Selling, general and administrative expenses related to the acquisition of new customers	$487,769	$448,315

(2)          Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)

Cost of equipment sold as reported	$470,356	$417,489
Less cost of equipment sold related to the retention of current customers	(118,905)	(119,956)
Cost of equipment sold to new customers	$351,451	$297,533

(3)          Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)

Equipment sales revenue as reported	$200,813	$188,289
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(31,897)	(40,398)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	50,635	63,276
Equipment sales revenues from new customers	$219,551	$211,167

(4)          Gross customer additions represent customers added to U.S. Cellular’s customer base through its marketing distribution channels during the respective periods presented, including customers added through a third party reseller. Effective for 2007, consistent with a change in U.S. Cellular’s operating practices with its reseller, U.S. Cellular reports all reseller customer activations as gross additions in the period in which such reseller customer activations occur. Previously, only net customer activations as reported by the reseller were counted in the number of gross additions; this previous practice reflected the fact that certain reseller customer activations involved the reseller’s reuse of telephone numbers that had not been disconnected from U.S. Cellular’s network at the time of an earlier reseller customer disconnect. Reseller gross customer additions for the nine months ended September 30, 2007 totaled 206,000. On a comparable basis, reseller gross customer additions for the nine months ended September 30, 2006 were estimated to be 329,000, versus the previously reported total of 82,000.

(5)          Sales and marketing cost per gross customer addition for 2007 and for 2006 is not comparable as a result of the change in operating practices with the reseller (see footnote (4) above). Excluding the impact of reseller gross customer additions, sales and marketing costs per gross customer addition for 2007 was $554 compared to $503 for 2006.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), increased to $14.74 in 2007 from $14.25 in 2006, primarily due to the increase in employee-related expenses associated with serving and retaining customers and an increase in expense related to the federal universal service fund contributions and other regulatory fees and taxes.

Management uses the monthly general and administrative expenses per customer measurement to assess the cost of serving and retaining its customers on a per unit basis. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$1,141,803	$1,028,865
Less selling, general and administrative expenses related to the acquisition of new customers	(487,769)	(448,315)
Add cost of equipment sold related to the retention of current customers	118,905	119,956
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(31,897)	(40,398)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	50,635	63,276
Net cost of serving and retaining customers	$791,677	$723,384
Divided by average customers during period (000s) (2)	5,969	5,642
Divided by nine months in each period	9	9

Average monthly general and administrative expenses per customer	$14.74	$14.25

(1)   These components were previously identified in the summary of sales and marketing cost per customer addition and related footnotes above.

(2)   The calculation of “Average customers during the period” is set forth in footnote 6 of the table of summarized operating data above.

Depreciation, amortization and accretion expense increased $18.4 million, or 4%, to $447.9 million in 2007 from $429.5 million in 2006.

Depreciation expense increased $34.2 million, or 9%, to $416.7 million in 2007 from $382.5 million in 2006. The majority of the increase reflects a higher average fixed assets balance, which increased 10% for the period from January 1 through September 30, 2007 as compared to the same period in the prior year. The increase in fixed assets in 2007 resulted from the following factors:

•                  the addition of 529 cell sites to U.S. Cellular’s network since September 30, 2006; and

•                  the addition of radio channels and switching capacity to U.S. Cellular’s network to accommodate increased usage.

See “Financial Resources” and “Liquidity and Capital Resources” for further information regarding capital expenditures.

In 2007, depreciation expense included charges of $7.8 million related to disposals of assets, trade-ins of older assets for replacement assets and write-offs of TDMA equipment upon disposal or consignment for future sale. In 2006, depreciation expense included charges of $12.2 million related to such disposals, trade-ins and write-offs.

Amortization and accretion expense decreased $19.9 million in 2007 primarily due to the billing system becoming fully amortized in 2006 and a decrease in customer list amortization.

Loss on impairment of intangible assets totaled $4.0 million in 2007. In accordance with FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), U.S. Cellular performed the annual impairment test for its investment in licenses in the second quarter of 2007. In accordance with SFAS 142, the Company performs the annual impairment tests of licenses at the unit of accounting level. U.S. Cellular’s license impairments in 2007 were $2.1 million and related to two of its six units of accounting in which operations have not yet begun. Fair values for such units of accounting were determined by reference to values established by auctions and other market transactions involving licenses comparable to those included in each specific unit of accounting. The 2006 annual testing resulted in no impairments.

U.S. Cellular performed an impairment test for its customer lists in the third quarter of 2007. Certain customer lists were identified as impaired, resulting in a $1.9 million charge. No customer lists were impaired in 2006.

Operating Income

Operating income increased $106.6 million, or 47%, to $332.9 million in 2007 from $226.3 million in 2006. Operating income margin (as a percent of service revenues) was 12.2% in 2007 and 9.5% in 2006.

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

The following are U.S. Cellular’s estimates of full-year 2007 service revenues; depreciation, amortization and accretion expenses; operating income; and net retail customer additions. The following estimates were updated by U.S. Cellular on November 6, 2007, and continue to represent U.S. Cellular’s estimates as of the date of the filing of this Form 10-Q . Such forward-looking information should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from these estimated results.

	2007 Estimated Results	2006 Actual Results
Service revenues	$ 3.6 - $3.7 billion	$3.2 billion
Depreciation, amortization and accretion expenses	Approx. $600 million	$575.1 million
Operating income	$ 410 - $460 million	$289.9 million
Net retail customer additions	375,000 – 425,000	297,000

Investment and Other Income (Expense) totaled $139.8 million in 2007 and $(11.8) million in 2006.

Equity in earnings of unconsolidated entities increased $5.0 million, or 8%, to $69.9 million in 2007 from $64.9 million in 2006. Equity in earnings of unconsolidated entities primarily represents U.S. Cellular’s share of net income from the markets in which it has a minority interest and accounts for by the equity method. U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership contributed $54.3 million and $46.5 million to equity in earnings of unconsolidated entities in 2007 and 2006, respectively.

Interest and dividend income decreased $2.4 million to $8.6 million in 2007 from $11.0 million in 2006. Interest income of $7.3 million in 2007 primarily includes interest earned on U.S. Cellular’s cash balances. Interest income of $3.6 million in 2006 includes amounts earned related to the settlement of a sales tax audit as well as interest earned on U.S. Cellular’s cash balances. Dividend income of $1.3 million in 2007 primarily relates to dividends received from cost method investments. Dividend income of $7.4 million in 2006 resulted from U.S. Cellular’s investment in Vodafone American Depositary Receipts (“ADRs”).

Fair value adjustment of derivative instruments resulted in losses of $5.4 million and $17.4 million in 2007 and 2006, respectively. Fair value adjustment of derivative instruments reflects the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Vodafone marketable equity securities not designated as a hedge. The accounting for the embedded collars as derivative instruments not designated as a hedge resulted in increased volatility in the results of operations, as fluctuations in the market price of the underlying Vodafone marketable equity securities resulted in changes in the fair value of the embedded collars being recorded in the Consolidated Statements of Operations.

Gain on sale of investments totaled $131.7 million in 2007, related to the settlement of forward contracts related to Vodafone ADRs and sale of the remaining ADRs. See “Liquidity and Capital Resources” for additional information regarding these transactions.

Interest expense decreased $5.6 million, or 8%, to $64.6 million in 2007 from $70.2 million in 2006. Interest expense in 2007 is primarily related to U.S. Cellular’s 6.7% senior notes ($27.8 million); its 7.5% senior notes ($18.8 million); its 8.75% senior notes ($8.5 million); its Vodafone forward contracts ($3.5 million); and its revolving credit facility with a series of banks ($4.3 million). Interest expense in 2006 is primarily related to U.S. Cellular’s 6.7% senior notes ($27.8 million); its 7.5% senior notes ($18.8 million); its 8.75% senior notes ($8.5 million); its Vodafone forward contracts ($6.6 million); and its revolving credit facility with a series of banks ($6.8 million).

For information regarding U.S. Cellular’s Revolving Credit Facility and Long-Term Debt, see “Liquidity and Capital Resources — Revolving Credit Facility” and “Long-Term Debt” below.

Income Taxes

Income tax expense increased $98.6 million, or 127%, to $176.5 million in 2007 from $77.9 million in 2006 primarily due to higher income before taxes and minority interest. The overall effective tax rate on income before income taxes and minority interest for the nine months ended September 30, 2007 and 2006 was 37.9% and 36.3%, respectively. The effective tax rate for the 2007 period is 1.6 percentage points higher than 2006 primarily due to a reduction in state tax expense in 2006. For further analysis and discussion of U.S. Cellular’s effective tax rates in 2007 and 2006, see Note 6 — Income Taxes of Notes to Consolidated Financial Statements included herein.

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

Net Income

Net income increased $160.1 million, or 128%, to $285.5 million in 2007 from $125.4 million in 2006. Basic earnings per share was $3.25 in 2007 and $1.44 in 2006. Diluted earnings per share was $3.22 in 2007 and $1.42 in 2006. In 2007, increases in net income and earnings per share were attributable primarily to higher Operating Income and the Gain on sale of investments described above.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Operating Revenues increased $127.3 million, or 14%, to $1,015.8 million during the third quarter of 2007 from $888.5 million in 2006.

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Retail service	$814,948	$715,896
Inbound roaming	60,843	43,806
Long-distance and other service revenues	78,749	62,118
Service Revenues	954,540	821,820
Equipment sales	61,294	66,703
	$1,015,834	$888,523

Service revenues increased $132.7 million, or 16%, to $954.5 million in 2007 from $821.8 million in 2006. The increase in service revenues in 2007 was primarily due to the following factors:

•                  a 6% growth in the average customer base; and

•                  a 10% increase in monthly service revenue per customer, which averaged $52.71 in the third quarter of 2007 and $47.93 in the third quarter of 2006.

Retail service revenues increased $99.0 million, or 14%, to $814.9 million in the third quarter of 2007 from $715.9 million in the third quarter of 2006, primarily due to growth in U.S. Cellular’s customer base (6%) and average monthly retail service revenues per customer (8%). Average monthly retail service revenue per customer increased to $45.00 in 2007 from $41.75 in 2006, reflecting an increase in monthly retail minutes of use per customer, to 887 in 2007 from 725 in 2006, partially offset by a decrease in average revenue per minute of use. Other factors in the increase included higher revenues from data services and higher regulatory fees such as universal service fund contributions which are billed to customers.

Inbound roaming revenues increased $17.0 million, or 39%, to $60.8 million in the third quarter of 2007 from $43.8 million in the third quarter of 2006. The increase in revenues was related primarily to an increase in inbound roaming minutes of use.

Long-distance and other service revenues increased $16.6 million, or 27%, to $78.7 million in the third quarter of 2007 from $62.1 million in the third quarter of 2006. The increase primarily reflected a $5.3 million increase in long-distance revenues and a $10.8 million increase in the amount of ETC funds received from the USF.

Equipment sales revenues decreased $5.4 million, or 8%, to $61.3 million in the third quarter of 2007 from $66.7 million in the third quarter of 2006. The decrease in equipment sales revenues in 2007 was driven primarily by a decrease in average revenue per handset sold. Average revenue per handset sold decreased 16% in 2007 while the number of handsets sold increased 9% year-over-year.

Operating Expenses increased $103.7 million, or 13%, to $914.9 million during the third quarter of 2007 from $811.2 million in the third quarter of 2006. The major components of operating expenses are shown in the table below.

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)
System operations (excluding depreciation, amortization and accretion included below)	$185,479	$165,107
Cost of equipment sold	164,662	140,757
Selling, general and administrative	414,978	358,392
Depreciation, amortization and accretion	149,776	146,940
	$914,895	$811,196

System operations expenses (excluding depreciation, amortization and accretion) increased $20.4 million, or 12%, to $185.5 million in the third quarter of 2007 from $165.1 million in the third quarter of 2006.

Key components of the increase in total system operations expenses were as follows:

•                  expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $9.3 million, or 25%, due to an increase in outbound roaming minutes of use;

•                  maintenance, utility and cell site expenses increased $7.9 million, or 12%, in 2007, primarily driven by increases in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 6,255 and 5,726 as of September 30, 2007 and 2006, respectively, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also through acquisitions of existing wireless operations; and

•                  the cost of network usage for U.S. Cellular’s systems increased $3.2 million, or 5%, as total minutes used on U.S. Cellular’s systems increased 30% in 2007 primarily driven by migration to pricing plans with a larger number of packaged minutes, largely offset by the ongoing reduction in the per-minute cost of usage for U.S. Cellular’s network. In addition, data network and developer costs increased driven by the increase in data usage.

Cost of equipment sold increased $23.9 million, or 17%, to $164.7 million in the third quarter of 2007 from $140.8 million in the third quarter of 2006. The increase was due to increases in the number of handsets sold (9%) and in the cost per handset sold (8%), reflecting a change in mix.

Selling, general and administrative expenses increased $56.6 million, or 16%, to $415.0 million in the third quarter of 2007 from $358.4 million in the third quarter of 2006. The increase reflects higher expenses associated with acquiring, serving and retaining customers, driven in part by the increase in U.S. Cellular’s customer base. Key components of the increase in selling, general and administrative expenses were as follows:

•                  a $16.7 million, or 81%, increase in expenses related to federal universal service fund contributions and other regulatory fees and taxes (most of the expenses related to universal service fund contributions are offset by increases in retail service revenues for amounts passed through to customers) due to both an increase in the contribution rate and an increase in service revenues;

•                  a $13.3 million, or 13%, increase in expenses related to agents and sales employees to support growth in customers and revenues in recently acquired and existing markets;

•                  a $7.4 million, or 5%, increase in expenses primarily related to the operations of U.S. Cellular’s regional support offices;

•                  a $7.8 million, or 14%, increase in advertising expenses due to an increase in media purchases;

•                  a $4.9 million, or 35%, increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects; and

•                  a $4.7 million, or 56%, increase in non-income tax expenses primarily due to an increase in an accrual related to settling disputes with various municipalities and St. Louis County in Missouri over business license taxes imposed on “telephone” service. U.S. Cellular settled this matter in October 2007.

Sales and marketing cost per gross customer addition was $502 in the third quarter of 2007 compared to $496 in 2006. As discussed in footnotes (4) and (5) in the table below, there was a change in the reporting of reseller gross customer additions during 2007. Excluding the impact of reseller gross customer additions, sales and marketing cost per gross customer addition in 2007 was $601 compared to $514 in 2006. The increase was primarily due to increased sales employee and agent expenses as discussed above as well as higher losses on sales of handsets. Below is a summary of sales and marketing cost per gross customer addition for each period.

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$174,871	$154,079
Cost of equipment sold to new customers (2)	121,375	101,409
Less equipment sales revenue from new customers (3)	(71,912)	(74,442)
Total costs	$224,334	$181,046
Gross customer additions (000s) (4)	447	365
Sales and marketing cost per gross customer addition (5)	$502	$496

(1)          Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general  and administrative expenses as follows:

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$414,978	$358,392
Less expenses related to serving and retaining customers	(240,107)	(204,313)
Selling, general and administrative expenses related to the acquisition of new customers	$174,871	$154,079

(2)          Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)

Cost of equipment sold as reported	$164,662	$140,757
Less cost of equipment sold related to the retention of current customers	(43,287)	(39,348)
Cost of equipment sold to new customers	$121,375	$101,409

(3)          Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)

Equipment sales revenue as reported	$61,294	$66,703
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(10,518)	(13,530)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	21,136	21,269
Equipment sales revenues from new customers	$71,912	$74,442

(4)          Gross customer additions represent customers added to U.S. Cellular’s customer base through its marketing distribution channels during the respective periods presented, including customers added through a third party reseller. Effective for 2007, consistent with a change in U.S. Cellular’s operating practices with its reseller, U.S. Cellular reports all reseller customer activations as gross additions in the period in which such reseller customer activations occur. Previously, only net customer activations as reported by the reseller were counted in the number of gross additions; this previous practice reflected the fact that certain reseller customer activations involved the reseller’s reuse of telephone numbers that had not been disconnected from U.S. Cellular’s network at the time of an earlier reseller customer disconnect. Reseller gross customer additions for the three months ended September 30, 2007 totaled 73,000. On a comparable basis, reseller gross customer additions for the three months ended September 30, 2006 were estimated to be 92,000, versus the previously reported total of 12,000.

(5)          Sales and marketing cost per gross customer addition for the third quarter of 2007 and for the third quarter of 2006 is not comparable as a result of the change in operating practices with the reseller (see footnote (4) above). Excluding the impact of reseller gross customer additions, sales and marketing costs per gross customer addition for the third quarter of 2007 was $601 compared to $514 for the third quarter of 2006.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), increased 11% to $16.24 in the third quarter of 2007 from $14.66 primarily due to the increase in expenses related to the federal universal service fund contributions and other regulatory fees and taxes, an increase in consulting and outsourcing expenses, an increase in non-income taxes and the increase in employee-related expenses associated with serving and retaining customers. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$414,978	$358,392
Less selling, general and administrative expenses related to the acquisition of new customers	(174,871)	(154,079)
Add cost of equipment sold related to the retention of current customers	43,287	39,348
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(10,518)	(13,530)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	21,136	21,269

Net cost of serving and retaining customers	$294,012	$251,400
Divided by average customers during period (000s) (2)	6,036	5,716
Divided by three months in each period	3	3

Average monthly general and administrative expenses per customer	$16.24	$14.66

(1)          These components were previously identified in the summary of sales and marketing cost per customer addition and related footnotes.

(2)          The calculation of “Average customers during the period” is set forth in footnote 6 to the table of summarized operating data above.

Depreciation, amortization and accretion expense increased $2.9 million, or 2%, to $149.8 million in the third quarter of 2007 from $146.9 million in the third quarter of 2006.

Depreciation expense increased $8.0 million, or 6%, on a year-over-year basis. The majority of the increase reflects higher fixed assets; average fixed asset balances for the third quarter of 2007 increased 9% compared to the same period in the prior year. Such increased fixed assets balances resulted, to a large degree, from the addition of 529 cell sites to U.S. Cellular’s network since September 30, 2006.

In 2007, amortization and accretion expense decreased $7.1 million primarily due to the billing system becoming fully amortized in 2006 and a decrease in customer list amortization.

In addition, U.S. Cellular performed an impairment test of its customer lists balances in the third quarter of 2007. Certain customer lists were identified as impaired, resulting in a $1.9 million charge. No customer lists were impaired in 2006.

Operating Income increased $23.6 million, or 31%, to $100.9 million in the third quarter of 2007 from $77.3 million in the third quarter of 2006; operating income margin (as a percent of service revenues) totaled 10.6% in 2007 and 9.4% in 2006.

Investment and Other Income (Expense) totaled $7.7 million in the third quarter of 2007 and $(21.4) million in the third quarter of 2006.

Equity in earnings of unconsolidated entities increased $0.3 million to $23.8 million in the third quarter of 2007 from $23.5 million in the third quarter of 2006. Equity in earnings of unconsolidated entities primarily represents U.S. Cellular’s share of net income from the markets in which it has a minority interest and accounts for by the equity method. U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership contributed $17.9 million and $16.2 million to equity in earnings of unconsolidated entities in 2007 and 2006, respectively.

Interest and dividend income increased $2.8 million to $3.4 million in the third quarter of 2007 from $0.6 million in the third quarter of 2006. Interest income of $2.8 million in 2007 and $0.6 million in 2006 primarily includes interest earned on U.S. Cellular’s cash balances. Dividend income of $0.6 million in 2007 resulted from dividends received from U.S. Cellular’s cost method investments.

Fair value adjustment of derivative instruments was a loss of $21.3 million in the third quarter of 2006. Fair value adjustment of derivative instruments reflects the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Vodafone marketable equity securities not designated as a hedge. The accounting for the embedded collars as derivative instruments not designated as a hedge resulted in increased volatility in the results of operations, as fluctuation in the market price of the underlying Vodafone marketable equity securities resulted in changes in the fair value of the embedded collars being recorded in the Consolidated Statements of Operations. The forward contracts related to Vodafone ADRs were settled in full and the remaining ADRs were sold in the second quarter of 2007. As a result, U.S. Cellular did not have any fair value adjustments of derivative instruments in the third quarter of 2007.

Interest expense decreased $4.4 million, or 18%, to $19.6 million in the third quarter of 2007 from $24.0 million in the third quarter of 2006 primarily due to a decrease in average revolving credit facility balances and settlement of the Vodafone prepaid forward contracts in May 2007.

Income Taxes

Income tax expense increased $25.7 million to $41.2 million in the third quarter of 2007 from $15.5 million in the third quarter of 2006 due to higher income before taxes and minority interest and a higher effective tax rate. For an analysis and discussion of U.S. Cellular’s effective tax rates in 2007 and 2006, see Note 6 – Income Taxes of Notes to Consolidated Financial Statements included in Item 1 above.

Net Income

Net income totaled $63.6 million and $35.9 million in the third quarter of 2007 and 2006, respectively. Basic earnings per share was $0.72 in 2007 and $0.41 in 2006. Diluted earnings per share was $0.72 in 2007 and $0.41 in 2006. The increases in Net Income and Earnings per Share in 2007 compared to 2006 were primarily attributable to higher Operating Income and the fair value of adjustments on derivatives in 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and guidance in U.S. GAAP. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy, from observable market data as the highest level to an entity’s own fair value assumptions as the lowest level. SFAS 157 is effective for U.S. Cellular’s 2008 financial statements. U.S. Cellular is currently reviewing the requirements of SFAS 157 and has not determined the impact, if any, on its financial position or results of operations.

In September 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF 06-1”). This guidance requires the application of EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (“EITF 01-9”), when consideration is given to a reseller or manufacturer for benefit to the service provider’s end customer. EITF 01-9 requires that the consideration given to be recorded as a liability at the time of the sale of the equipment and also provides guidance for the classification of the expense. EITF 06-1 is effective for U.S. Cellular’s 2008 financial statements. U.S. Cellular is currently reviewing the requirements of EITF 06-1 and has not yet determined the impact, if any, on its financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for U.S. Cellular’s 2008 financial statements. U.S. Cellular is currently reviewing the requirements of SFAS 159 and has not yet determined the impact, if any, on its financial position or results of operations.

FINANCIAL RESOURCES

U.S. Cellular operates in a capital- and marketing-intensive business. In recent years, U.S. Cellular has generated cash from its operating activities, received cash proceeds from divestitures, and used its short-term credit facilities and long-term debt financing to fund its construction costs and operating expenses. U.S. Cellular anticipates further increases in wireless customers, revenues, operating expenses, cash flows from operating activities and capital expenditures in the future. Cash flows may fluctuate from quarter to quarter due to seasonality and other factors. The following table provides a summary of U.S. Cellular’s cash flow activities for the periods shown:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$617,420	$499,638
Investing activities	(388,450)	(494,565)
Financing activities	(79,862)	4,834
Net increase in cash and cash equivalents	$149,108	$9,907

Cash Flows from Operating Activities

U.S. Cellular generated substantial cash flows from operating activities during the nine months ended September 30, 2007 and 2006. Such cash flows were $617.4 million and $499.6 million, respectively. Excluding changes in assets and liabilities from operations, cash flows from operating activities totaled $639.0 million in 2007 and $588.6 million in 2006. Changes in assets and liabilities from operations required $21.6 million in 2007 and $89.0 million in 2006, reflecting differences in the timing of collections and payments, as well as the taxes payable in 2007 on the gain on sale of investments described above.

The following table is a summary of the components of cash flows from operating activities:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Net income	$285,527	$125,385
Adjustments to reconcile net income to net cash provided by operating activities	353,497	463,218
	$639,024	$588,603
Changes in assets and liabilities	(21,604)	(88,965)
	$617,420	$499,638

Cash Flows from Investing Activities

U.S. Cellular makes substantial investments each year to acquire wireless licenses and properties and to construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing and cost-reducing upgrades to U.S. Cellular’s networks. Cash flows used for investing activities required $388.5 million in the nine months ended September 30, 2007 compared to $494.6 million in the same period of 2006.

Cash used for property, plant and equipment and system development expenditures totaled $377.4 million in 2007 and $421.4 million in 2006 representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, remodel new and existing retail stores and continue the development and enhancement of U.S. Cellular’s office systems.

Acquisitions required $18.3 million in 2007 and $98.6 million in 2006. On February 1, 2007, U.S. Cellular purchased 100% of the membership interests of Iowa 15 Wireless, LLC (“Iowa 15”) and obtained the 25 megahertz Federal Communications Commission cellular license to provide wireless service in Iowa RSA 15, for $18.2 million in cash.

In July 2006, U.S. Cellular made capital contributions and advances to Barat Wireless, which is consolidated with U.S. Cellular for financial reporting purposes, and/or its general partner of $79.9 million to provide initial funding of Barat Wireless’s participation in the FCC’s Auction 66. In April 2006, U.S. Cellular purchased the remaining ownership interest in a Tennessee wireless market, in which it had previously owned a 16.7% interest, for approximately $18.8 million in cash.

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

Cash flows from financing activities required $79.9 million in the nine months ended September 30, 2007 and provided $4.8 million in the same period of 2006. Cash received from short-term borrowings under U.S. Cellular’s revolving credit facility provided $25.0 million in 2007 and $390.0 million in 2006, while repayments required $60.0 million in 2007 and $375.0 million in 2006. Proceeds from re-issuance of treasury shares in connection with employee benefits plans provided $16.5 million in 2007 and $3.9 million in 2006. Proceeds related to the excess tax benefit from exercise of stock awards provided $11.4 million in 2007 and $0.3 million in 2006. In the nine months ended September 30, 2007, U.S. Cellular paid $65.2 million to an investment banking firm in connection with accelerated share repurchases. See “Repurchase of Securities” below for additional information on the accelerated share repurchases.

LIQUIDITY AND CAPITAL RESOURCES

As indicated above, U.S. Cellular generated cash flows from operating activities of $617.4 million and $499.6 million during the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, U.S. Cellular had cash and cash equivalents of $182.0 million and additional borrowing capacity under its revolving credit facility of $699.8 million. U.S. Cellular believes that cash flows from operating activities, existing cash balances and funds available from the revolving credit facility provide substantial financial flexibility for U.S. Cellular to meet both its short- and long-term needs for the foreseeable future. In addition, U.S. Cellular may have access to public and private capital markets to help meet its long-term financing needs.

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

Revolving Credit Facility

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At September 30, 2007, there were no outstanding notes payable and letters of credit were $0.2 million, leaving $699.8 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating. At September 30, 2007, the contractual spread was 75 basis points. U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months (the one-month LIBOR was 5.12% at September 30, 2007). If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 7.75% at September 30, 2007). This credit facility expires in December 2009.

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

Moody’s (Issued September 20, 2007)	Baa3	– stable outlook
Standard & Poor’s (Issued June 21, 2007)	BB+	– with developing outlook
Fitch Ratings (Issued August 16, 2007)	BBB+	– stable outlook

On September 20, 2007, Moody’s changed its outlook on U.S. Cellular’s credit rating to stable from under review for possible further downgrade.

On August 16, 2007, Fitch changed its outlook on U.S. Cellular’s credit rating to stable from ratings watch negative.

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

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. On November 6, 2006, U.S. Cellular announced that it would restate certain financial statements which caused U.S. Cellular to be late with certain SEC filings. Before U.S. Cellular filed the foregoing restatements and became current in its SEC filings on or prior to April 23, 2007, the restatements and late filings resulted in defaults under the revolving credit facility. However, U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios and U.S. Cellular did not fail to make any scheduled payments. U.S. Cellular received waivers from the lenders associated with the revolving credit facility, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements and late filings. U.S. Cellular believes it was in compliance as of September 30, 2007 with all covenants and other requirements set forth in its revolving credit facility.

Long-Term Debt

U.S. Cellular’s long-term debt indenture does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future. U.S. Cellular believes it was in compliance as of September 30, 2007 with all covenants and other requirements set forth in its long-term debt indenture.

Marketable Equity Securities and Forward Contracts

As of September 30, 2007, U.S. Cellular held marketable equity securities that are publicly traded and can have volatile share prices. U.S. Cellular does not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets. U.S. Cellular’s former investment in Vodafone resulted from certain dispositions of non-strategic cellular investments to, or settlements with, AirTouch Communications, Inc. (“AirTouch”), in exchange for stock of AirTouch, which was then acquired by Vodafone whereby U.S. Cellular received ADRs representing Vodafone stock. U.S. Cellular’s investment in Rural Cellular Corporation (“RCCC”) is the result of a consolidation of several cellular partnerships in which U.S. Cellular subsidiaries held interests into Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests.

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

Until May 2007, when it settled the forward contracts as described above, U.S. Cellular was required to comply with certain covenants under the forward contracts. On November 6, 2006, U.S. Cellular announced that it would restate certain financial statements which caused U.S. Cellular to be late with certain SEC filings. Before U.S. Cellular filed the foregoing restatements and became current in its SEC filings on or prior to April 23, 2007, the restatements and late filings resulted in defaults under certain forward contracts. However, U.S. Cellular was not in violation of any covenants that require U.S. Cellular to maintain certain financial ratios and U.S. Cellular did not fail to make any scheduled payments. U.S. Cellular received waivers from the counterparty associated with the certain forward contracts, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatements and late filings.

U.S. Cellular owns 370,882 Common Shares of RCCC. On July 30, 2007, RCCC announced that Verizon Wireless has agreed to purchase the outstanding shares of RCCC for $45 per share in cash. The acquisition is expected to close in the first half of 2008. If the transaction closes, U.S. Cellular will receive approximately $16.7 million in cash, recognize a $16.4 million pre-tax gain and cease to own any interest in RCCC.

Capital Expenditures

Anticipated capital expenditures for 2007 primarily reflect U.S. Cellular’s plans for construction, system expansion and the buildout of certain of its licensed areas. U.S. Cellular plans to finance its construction program using cash flows from operating activities and short-term debt. U.S. Cellular’s capital spending for 2007 is currently expected to be approximately $600 million. These expenditures primarily address the following needs:

•       Expand and enhance U.S. Cellular’s coverage in its service areas;

•       Provide additional capacity to accommodate increased network usage by current customers; and

•       Enhance U.S. Cellular’s retail store network and office systems.

Acquisitions, Exchanges and Divestitures

U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and of maximizing its long-term return on investment. As part of this strategy, U.S. Cellular reviews attractive opportunities to acquire additional operating markets and wireless spectrum. In addition, U.S. Cellular may seek to divest outright or include in exchanges for other interests those markets and interests that are not strategic to its long-term success. U.S. Cellular may from time-to-time be engaged in negotiations relating to the acquisition, divestiture or exchange of companies, strategic properties or wireless spectrum. In addition, U.S. Cellular may participate as a bidder, or member of a bidding group, in auctions administrated by the FCC.

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services. The FCC has scheduled an auction of spectrum in the 700 MHz band, designated by the FCC as Auction 73, to begin on January 24, 2008. Although its participation is more likely than not, U.S. Cellular has not made a final determination as to whether it will participate in the auction. U.S. Cellular has participated in certain prior FCC auctions, as discussed below.

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

Barat Wireless is in the process of developing its long-term business and financing plans. As of September 30, 2007, U.S. Cellular had made capital contributions and advances to Barat Wireless and/or its general partner of $127.2 million. Barat Wireless used the funding to pay the FCC an initial deposit of $79.9 million on July 14, 2006 to allow it to participate in Auction 66. On October 18, 2006, Barat Wireless paid the balance due at the conclusion of the auction for the licenses with respect to which Barat Wireless was the high bidder; such amount totaled $47.2 million. For financial statement purposes, U.S. Cellular consolidates Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, pursuant to the guidelines of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities -an Interpretation of ARB No. 51, (“FIN 46(R)”), as U.S. Cellular anticipates benefiting from or absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

In October 2006, Midwest Wireless Communications, L.L.C. (“Midwest Wireless”) was sold to ALLTEL Corporation. In connection with the sale, U.S. Cellular became entitled to receive approximately $106.0 million in cash with respect to its interest in Midwest Wireless. Of this amount, $95.1 million was distributed upon closing and $10.9 million was held in escrow to secure certain true-up, indemnification and other possible adjustments; the funds held in escrow were to be distributed in installments over a period of four to fifteen months following the closing. During the first nine months of 2007, U.S. Cellular received $4.3 million of funds that were distributed from the aforementioned escrow. At September 30, 2007, the amount which U.S. Cellular might be entitled to receive from the escrow in future periods was $6.6 million, excluding accrued interest income.

In April 2006, U.S. Cellular purchased the remaining ownership interest in a Tennessee wireless market, in which it had previously owned a 16.7% interest, for approximately $18.8 million in cash. This acquisition increased investments in licenses, goodwill and customer lists by $5.5 million, $4.0 million and $2.0 million, respectively.

U.S. Cellular is a limited partner in Carroll Wireless L.P. (“Carroll Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 58. Carroll Wireless was qualified to bid on “closed licenses” that were available only to companies included under the FCC definition of “entrepreneurs,” which are small businesses that have a limited amount of assets and revenues. In addition, Carroll Wireless bid on “open licenses” that were not subject to restriction. With respect to these licenses, however, Carroll Wireless was qualified to receive a 25% discount available to “very small businesses” which are defined as having average annual gross revenues of less than $15 million. Carroll Wireless was a successful bidder for 17 license areas in Auction 58, which ended on February 15, 2005. The aggregate amount paid to the FCC for the 17 licenses was $129.9 million, net of the discounts to which Carroll Wireless was entitled. These 17 license areas cover portions of 12 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas. On January 6, 2006, the FCC granted Carroll Wireless’ applications with respect to 16 of the 17 licenses for which it had been the successful bidder and dismissed one application, relating to Walla Walla, Washington. Following the completion of Auction 58, the FCC determined that a portion of the Walla Walla license was already licensed to another party and should not have been included in Auction 58. Accordingly, in 2006, Carroll Wireless received a full refund of the $0.2 million previously paid to the FCC with respect to the Walla Walla license.

Carroll Wireless is in the process of developing its long-term business and financing plans. As of September 30, 2007, U.S. Cellular had made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $129.9 million; $129.7 million of this amount is included in Licenses in the Consolidated Balance Sheets. For financial statement purposes, U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, pursuant to the guidelines of FIN 46(R), as U.S. Cellular anticipates benefiting from or absorbing a majority of Carroll Wireless’ expected gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of $1.4 million of which $0.1 million was provided to Carroll Wireless through September 30, 2007.

Repurchase of Securities

The Board of Directors of U.S. Cellular has authorized the repurchase of up to 1% of the outstanding U.S. Cellular Common Shares held by non-affiliates on a quarterly basis, primarily for use in employee benefit plans (“Limited Authorization”). This authorization does not have an expiration date.

On March 6, 2007, the Board of Directors of U.S. Cellular authorized the repurchase of up to 500,000 Common Shares of U.S. Cellular (the “Additional Authorization”) from time to time through open market purchases, block transactions, private transactions or other methods. This authorization was in addition to U.S. Cellular’s existing Limited Authorization discussed above, and was scheduled to expire on March 6, 2010. However, as discussed below, because this authorization was fully utilized, no further purchases are available under this authorization.

U.S. Cellular has entered into accelerated share repurchase (“ASR”) agreements to purchase its shares through an investment banking firm in private transactions. The repurchased shares are being held as treasury shares. In connection with each ASR, the investment banking firm will purchase an equivalent number of shares in the open-market over time. Each program must be completed within two years of the trade date of the respective ASR. At the end of each program, U.S. Cellular will receive or pay a price adjustment based on the average price of shares acquired by the investment banking firm pursuant to the ASR during the purchase period, less a negotiated discount. The purchase price adjustment can be settled, at U.S. Cellular’s option, in cash or in U.S. Cellular Common Shares. The subsequent purchase price adjustment will change the cost basis of the U.S. Cellular treasury shares.

Activity related to U.S. Cellular’s repurchases of shares through ASR transactions on April 4 and July 10, 2007 and its obligations and potential obligations to the investment banking firm, are detailed in the table below.

(dollars in thousands, except per share amounts)	April 4, 2007	July 10, 2007	Totals
Number of Shares Repurchased by U.S. Cellular (1)	670,000	168,000	838,000
Weighted average price (2)	$73.22	$96.10
Initial purchase price to investment banking firm	$49,057	$16,145	$65,202

Number of Shares Purchased by Investment Banking Firm (As of September 30, 2007)	181,970	—	181,970
Average price of shares, net of discount, purchased by Investment banking firm	$78.51	—
Additional amount due to investment banking firm for shares purchased through September 30, 2007 (3)	$967	—	$967
Equivalent number of shares based on September 30, 2007 closing price (4)	9,847	—	9,847

Remaining Shares to be Purchased by Investment Banking Firm under ASR	488,030	168,000	656,030
Potential additional cost of remaining shares to be purchased(5)	$11,898	$202	$12,100
Potential additional shares to settle ASR based on September 30, 2007 closing price (6)	121,163	2,053	123,216

Total Potential Additional Cost to Settle ASR, Based on September 30, 2007 Closing Price
If settled in cash	$12,865	$202	$13,067
If settled in shares	131,010	2,053	133,063

(1)   The repurchased shares are being held as treasury shares.

(2)   Weighted average price includes any per share discount and commission paid to the investment banking firm.

(3)   Represents the purchase price adjustment owed by U.S. Cellular to the investment banking firm as of September 30, 2007 for the shares purchased through such date, based on the difference between the price paid per share by U.S. Cellular in connection with the ASR, and the average price paid per share by the investment banking firm.

(4)   Represents the number of additional U.S. Cellular Common Shares that would need to be delivered to the investment banking firm based on the closing price of $98.20 on September 30, 2007, if U.S. Cellular settled the additional amount due described in footnote (3) with shares.

(5)   Represents the additional purchase price adjustment that would be potentially owed by U.S. Cellular to the investment banking firm as of September 30, 2007 based on the difference between the initial price paid per share by U.S. Cellular in connection with the ASR, and the closing price of U.S. Cellular Common Shares on September 30, 2007.

(6)   Represents the number of additional U.S. Cellular Common Shares that would need to be delivered to the investment banking firm based on the closing price of $98.20 on September 30, 2007, if U.S. Cellular settled the potential additional amount due described in footnote (5) with shares.

At September 30, 2007, there were 656,030 shares remaining to be purchased by the investment banking firm pursuant to the ASRs. Thus, the amounts owed and potentially owed by U.S. Cellular to the investment banking firm as shown in the table above would increase or decrease by $656,030 for each $1 increase or decrease in the U.S. Cellular stock price of $98.20 as of September 30, 2007. Any amount owed will be settled at the conclusion of each program.

In addition, on October 25, 2007, U.S. Cellular entered into another ASR to purchase 168,000 of its Common Shares from an investment banking firm in a private transaction under the Limited Authorization. Including a commission payable to the investment banking firm, the shares were repurchased for $16.2 million or $96.52 per share. The repurchased shares are being held as treasury shares.

No U.S. Cellular shares were repurchased in the first nine months of 2006.

Contractual and Other Obligations

The Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2006, did not include any liabilities related to unrecognized tax benefits under FIN 48. U.S. Cellular is unable to predict the period of settlement of such FIN 48 liabilities. As of September 30, 2007, there has been no material change to Contractual and Other Obligations or FIN 48 liabilities included in U.S. Cellular’s Form 10-K for the year-ended December 31, 2006.

Sale of Certain Accounts Receivable

In December 2006, U.S. Cellular entered into an agreement to sell $226.0 million face amount of accounts receivable written off in previous periods; the proceeds from the sale were $5.9 million. The agreement transferred all rights, title, and interest in the account balances, along with the right to collect all amounts due, to the buyer. The sale was subject to a 180-day period in which the buyer could request a refund for any unenforceable accounts. The transaction was recognized as a sale during the fourth quarter of 2006 in accordance with the provisions of FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with the gain deferred until expiration of the recourse period. During the second quarter of 2007, U.S. Cellular recognized a gain of $5.0 million, net of refunds for unenforceable accounts. The gain is included in Selling, general and administrative expense on the Consolidated Statements of Operations. All expenses related to the transaction were recognized in the period incurred.

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

Investments in Unconsolidated Entities. U.S. Cellular has certain variable interests in investments in which it holds a minority interest. Such investments totaled $176.6 million as of September 30, 2007, and are accounted for using either the equity or cost method. U.S. Cellular’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in the Management Discussion and Analysis of Financial Condition and Results of Operations, both included in U.S. Cellular’s Form 10-K for the year ended December 31, 2006. Except for the change in accounting for uncertain tax positions resulting from the adoption of a new accounting standard as discussed below, there were no material changes to U.S. Cellular’s significant accounting policies or application of critical accounting policies during the first nine months of 2007.

Income Taxes

Effective January 1, 2007, U.S. Cellular adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). In accordance with FIN 48, U.S. Cellular recognized a cumulative-effect adjustment of $1.3 million, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the January 1, 2007 balance of Retained earnings.

At January 1, 2007, U.S. Cellular had $25.8 million in unrecognized tax benefits, which, if recognized, would reduce income tax expense by $12.6 million, net of the federal benefit from state income taxes. Included in the balance of unrecognized tax benefits at January 1, 2007, is an immaterial amount related to tax positions for which it is possible that the total amounts could change during the next twelve months. At September 30, 2007 U.S. Cellular had $30.1 million in unrecognized tax benefits, which, if recognized, would reduce income tax expense by $15.4 million, net of the federal benefit from state income taxes.

U.S. Cellular recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. This amount totaled $1.4 million and $3.6 million for the three and nine months ended September 30, 2007, respectively. Accrued interest and penalties were $6.2 million and $9.8 million as of January 1, 2007 and September 30, 2007, respectively.

U.S. Cellular is included in a consolidated federal income tax return with other members of the TDS consolidated group. TDS and U.S. Cellular are parties to a Tax Allocation Agreement which provides that U.S. Cellular and its subsidiaries be included with the TDS affiliated group in a consolidated federal income tax return and in state income or franchise tax returns in certain situations. For financial statement purposes, U.S. Cellular and its subsidiaries calculate their income, income taxes and credits as if they comprised a separate affiliated group. Under the Tax Allocation Agreement, U.S. Cellular remits its applicable income tax payments to TDS. U.S. Cellular had a tax payable balance with TDS of $5.0 million as of September 30, 2007 and $3.7 million as of December 31, 2006.

As discussed above, U.S. Cellular is included in TDS’ consolidated federal income tax return; U.S. Cellular also files various federal and various state income tax returns. With few exceptions, U.S. Cellular is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2002. TDS’ consolidated federal income tax returns for the years 2002 - 2005, which include U.S. Cellular, are currently under examination by the Internal Revenue Service. U.S. Cellular and its subsidiaries are also under examination by various state taxing authorities.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

U.S. Cellular is billed for all services it receives from TDS, pursuant to the terms of various agreements between it and TDS. The majority of these billings are included in U.S. Cellular’s selling, general and administrative expenses. Some of these agreements were established at a time prior to U.S. Cellular’s initial public offering when TDS owned more than 90% of U.S. Cellular’s outstanding capital stock and may not reflect terms that would be obtainable from an unrelated third party through arms-length negotiations. The principal arrangements that affect U.S. Cellular’s operations are described in Item 13 of U.S. Cellular’s Form 10-K for the year ended December 31, 2006. Billings from TDS to U.S. Cellular are based on expenses specifically identified to U.S. Cellular and on allocations of common expenses. Such allocations are based on the relationship of U.S. Cellular’s assets, employees, investments in property, plant and equipment and expenses to the total assets, employees, investment in property, plant and equipment and expenses of TDS. Management believes the method TDS uses to allocate common expenses is reasonable and that all expenses and costs applicable to U.S. Cellular are reflected in its financial statements. Billings to U.S. Cellular from TDS totaled $90.1 million for the nine months ended September 30, 2007, and $77.8 million for the nine months ended September 30, 2006.

The following persons are partners of Sidley Austin LLP, the principal law firm of U.S. Cellular and its subsidiaries:  Walter C.D. Carlson, a director of U.S. Cellular, a director and non-executive Chairman of the Board of Directors of TDS and a trustee and beneficiary of a voting trust that controls TDS; William S. DeCarlo, the General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the General Counsel of U.S. Cellular and TDS Telecommunications Corporation and an Assistant Secretary of U.S. Cellular and certain other subsidiaries of TDS. Walter C.D. Carlson does not provide legal services to TDS, U.S. Cellular or their subsidiaries. U.S. Cellular and its subsidiaries incurred Sidley Austin legal costs of $1.6 million and $4.7 million in the three and nine months ended September 30, 2007, respectively, and $1.3 million and $5.6 million in the three and nine months ended September 30, 2006, respectively.

The Audit Committee of the Board of Directors is responsible for the review of all related party transactions as such term is defined by the rules of the American Stock Exchange.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q, including exhibits, contains statements that are not based on historical fact and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that U.S. Cellular intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully discussed under “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2006.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  U.S. Cellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the Risk Factors in U.S. Cellular’s Form 10-K for the year ended December 31, 2006, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to U.S. Cellular’s business.

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

•                  U.S. Cellular is likely to participate in FCC auctions of additional spectrum in the future and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on U.S. Cellular.

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

•                  Advances or changes in telecommunications technology, such as Voice over Internet Protocol, WiMAX or LTE (Long-Term Evolution), could render certain technologies used by U.S. Cellular obsolete, could reduce U.S. Cellular’s revenues or could increase its costs of doing business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Long-term Debt

U.S. Cellular is subject to market risks due to fluctuations in interest rates. As of September 30, 2007, the majority of U.S. Cellular’s debt is in the form of long-term, fixed-rate notes with original maturities ranging up to 30 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. As of September 30, 2007, U.S. Cellular had not entered into any significant financial derivatives to reduce its exposure to interest rate risks.

Refer to the disclosure under Market Risk – Long Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2006, for additional information about the annual requirements of principal payments, the average interest rates, and the estimated fair values of long-term debt.

Marketable Equity Securities and Derivatives

U.S. Cellular maintains a portfolio of available-for-sale marketable equity securities which were obtained in connection with the sale of non-strategic investments. The market value of these investments aggregated $16.1 million at September 30, 2007, and $253.9 million at December 31, 2006.

U.S. Cellular owns 370,882 Common Shares of Rural Cellular Corporation (“RCCC”). On July 30, 2007, RCCC announced that Verizon Wireless has agreed to purchase the outstanding shares of RCCC for $45 per share in cash. The acquisition is expected to close in the first half of 2008. If the transaction closes, U.S. Cellular will receive approximately $16.7 million in cash, recognize a $16.4 million pre-tax gain and cease to own any interest in RCCC.

A subsidiary of U.S. Cellular had a number of forward contracts related to the Vodafone ADRs that it held. U.S. Cellular provided guarantees to the counterparties which provided assurance to the counterparties that all principal and interest amounts would be paid by its subsidiary when due. The economic hedge risk management objective of the forward contracts was to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”). The downside limit was hedged at or above the cost basis of the securities.

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

The forward contracts related to the Vodafone ADRs matured in May 2007. U.S. Cellular settled the forward contracts by delivery of Vodafone ADRs pursuant to the formula and then disposed of all remaining Vodafone ADRs. As a result, U.S. Cellular no longer owns any Vodafone ADRs and no longer has any liability or other obligations under the related forward contracts. U.S. Cellular recognized a pre-tax gain of $131.7 million at the time of delivery and sale of the shares. Since shares were delivered in the settlement of the forward contract, U.S. Cellular incurred a current tax liability in the amount of $35.5 million at the time of delivery and sale of shares.

Accelerated Share Repurchases

U.S. Cellular has entered into accelerated share repurchase (“ASR”) agreements to purchase its shares through an investment banking firm in private transactions. The repurchased shares are being held as treasury shares. In connection with each ASR, the investment banking firm will purchase an equivalent number of shares in the open-market over time. Each program must be completed within two years of the trade date of the respective ASR. At the end of each program, U.S. Cellular will receive or pay a price adjustment based on the average price of shares acquired by the investment banking firm pursuant to the ASR during the purchase period, less a negotiated discount. The purchase price adjustment can be settled, at U.S. Cellular’s option, in cash or in U.S. Cellular Common Shares. The subsequent purchase price adjustment will change the cost basis of the U.S. Cellular treasury shares.

Activity related to U.S. Cellular’s repurchases of shares through ASR transactions on April 4 and July 10, 2007 and its obligations and potential obligations to the investment banking firm, are detailed in the table below.

(dollars in thousands, except per share amounts)	April 4, 2007	July 10, 2007	Totals
Number of Shares Repurchased by U.S. Cellular (1)	670,000	168,000	838,000
Weighted average price (2)	$73.22	$96.10
Initial purchase price to investment banking firm	$49,057	$16,145	$65,202

Number of Shares Purchased by Investment Banking Firm (As of September 30, 2007)	181,970	—	181,970
Average price of shares, net of discount, purchased by Investment banking firm	$78.51	—
Additional amount due to investment banking firm for shares purchased through September 30, 2007 (3)	$967	—	$967
Equivalent number of shares based on September 30, 2007 closing price (4)	9,847	—	9,847

Remaining Shares to be Purchased by Investment Banking Firm under ASR	488,030	168,000	656,030
Potential additional cost of remaining shares to be purchased(5)	$11,898	$202	$12,100
Potential additional shares to settle ASR based on September 30, 2007 closing price (6)	121,163	2,053	123,216

Total Potential Additional Cost to Settle ASR, Based on September 30, 2007 Closing Price
If settled in cash	$12,865	$202	$13,067
If settled in shares	131,010	2,053	133,063

(1)          The repurchased shares are being held as treasury shares.

(2)          Weighted average price includes any per share discount and commission paid to the investment banking firm.

(3)          Represents the purchase price adjustment owed by U.S. Cellular to the investment banking firm as of September 30, 2007 for the shares purchased through such date, based on the difference between the price paid per share by U.S. Cellular in connection with the ASR, and the average price paid per share by the investment banking firm.

(4)          Represents the number of additional U.S. Cellular Common Shares that would need to be delivered to the investment banking firm based on the closing price of $98.20 on September 30, 2007, if U.S. Cellular settled the additional amount due described in footnote (3) with shares.

(5)          Represents the additional purchase price adjustment that would be potentially owed by U.S. Cellular to the investment banking firm as of September 30, 2007 based on the difference between the initial price paid per share by U.S. Cellular in connection with the ASR, and the closing price of U.S. Cellular Common Shares on September 30, 2007.

(6)          Represents the number of additional U.S. Cellular Common Shares that would need to be delivered to the investment banking firm based on the closing price of $98.20 on September 30, 2007, if U.S. Cellular settled the potential additional amount due described in footnote (5) with shares.

At September 30, 2007, there were 656,030 shares remaining to be purchased by the investment banking firm pursuant to the ASRs. Thus, the amounts owed and potentially owed by U.S. Cellular to the investment banking firm as shown in the table above would increase or decrease by $656,030 for each $1 increase or decrease in the U.S. Cellular stock price of $98.20 as of September 30, 2007. Any amount owed will be settled at the conclusion of each program.

In addition, on October 25, 2007, U.S. Cellular entered into another ASR to purchase 168,000 of its Common Shares from an investment banking firm in a private transaction under the Limited Authorization. Including a commission payable to the investment banking firm, the shares were repurchased for $16.2 million or $96.52 per share.

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that U.S. Cellular’s disclosure controls and procedures were not effective as of September 30, 2007, at the reasonable assurance level, because of the material weaknesses described below. Notwithstanding the material weaknesses that existed as of September 30, 2007, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operation and cash flows of U.S. Cellular and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the interim or annual consolidated financial statements will not be prevented or detected. Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2006, which continued to exist at September 30, 2007:

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

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management is currently addressing each of the material weaknesses in internal control over financial reporting and is committed to remediating them as expeditiously as possible. Further, management is undertaking a multi-year program to improve its technical accounting expertise, documentation from policies through detailed procedures and automation of accounting and financial reporting. Management is devoting significant time and resources to the remediation effort. Management’s remediation activities include the following:

•                  Controller Review Committee – The Controller Review Committee was formed in the fourth quarter of 2004 and currently consists of TDS’ Corporate Controller, U.S. Cellular’s Controller and TDS Telecom’s Chief Financial Officer. The Committee oversees the accounting treatment for current, unusual or nonrecurring matters. The Committee has retained external financial accounting experts to advise the Committee on technical accounting matters and, in addition, to provide technical accounting training related to current accounting developments on a quarterly basis. TDS provides shared services to U.S. Cellular including assistance on technical accounting issues and external financial reporting.

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

•                  Training – Management has engaged external consultants to assist U.S. Cellular in developing and implementing a training program specific to the needs of accounting personnel. Training sessions were conducted in the fourth quarter of 2006 and the first and third quarters of 2007, and additional classes will be conducted in the future. In connection with these training efforts, U.S. Cellular plans to develop greater expertise within the organization with respect to selected areas of accounting.

•                  Recruiting – TDS and U.S. Cellular have added, and are actively recruiting to fill, several new director, manager and staff level positions which will enhance the overall level of technical expertise and enable improvements in controls and processes.

•                  TDS – a Manager, Accounting and Reporting was added in the second quarter of 2005; a Manager, External Reporting was added in the third quarter of 2005; a Director of Accounting Policy and a Director, Internal Controls and SOX Compliance were added in the third quarter of 2006; a Manager of Accounting Policy was added in the first quarter of 2007; and a Director of Tax Accounting was added in July 2007. A new Senior Vice President and Corporate Controller was added in the third quarter of 2007 as a result of the retirement of the previous Senior Vice President and Corporate Controller. TDS provides shared services to U.S. Cellular including assistance on technical accounting issues and external financial reporting.

•                  U.S. Cellular – a Vice President and Controller was added in the second quarter of 2005 and promoted to Executive Vice President – Finance and Chief Financial Officer in the first quarter of 2007; a Director, Accounting Policy and Reporting was added in the second quarter of 2006; a Manager, Accounting Policy was added in the fourth quarter of 2006; a new Vice President and Controller was added in the first quarter of 2007; and a Manager, Accounting Policy and Research, Director – Operations Accounting and a Director – Remediation Projects were added in the second quarter of 2007.

•                  Income Tax Accounting –TDS has engaged external tax advisors to assist in enhancing controls with respect to monitoring the difference between the income tax basis and financial reporting basis of assets and liabilities and reconciling the difference to the deferred income tax asset and liability balances. The scope of this project encompasses controls over income taxes on a TDS enterprise-wide basis, including U.S. Cellular. In addition, TDS is in the process of implementing tax provisioning software which it believes will enhance its internal controls related to income taxes on a TDS enterprise-wide basis, including U.S. Cellular. As noted above, TDS added a Director of Tax Accounting in July 2007. TDS provides shared services to U.S. Cellular including assistance with accounting for income taxes.

•                  Property, Plant and Equipment – U.S. Cellular has engaged external consultants to assist in enhancing controls related to accounting and reporting for property, plant and equipment, including controls related to transfers and disposals of assets. The scope of this project includes improvements to the fixed assets management system and supporting processes and procedures, including a cycle count program covering cell sites and switches and improved financial system integration, which management believes will enhance its internal controls related to property, plant and equipment.

Changes in Internal Control Over Financial Reporting

There were no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

U.S. Cellular is involved in a number of legal proceedings before the FCC and various state and federal courts. In some cases, the litigation involves disputes regarding rights to certain wireless telephone systems and other interests. In accordance with FASB Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, if U.S. Cellular believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss. If only a range of probable loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. The assessment of the expected outcomes of legal proceedings is a highly subjective process that requires judgments about future events. The legal proceedings are reviewed at least quarterly to determine the adequacy of accruals and related financial statement disclosures. The ultimate settlements of proceedings may differ materially from amounts accrued in the financial statements and could have a material effect on the results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2006, which could materially affect U.S. Cellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2006, may not be the only risks that may affect U.S. Cellular. Additional unidentified or unrecognized risks and uncertainties may materially adversely affect U.S. Cellular’s business, financial condition and/or operating results. Subject to the foregoing, U.S. Cellular has not identified for disclosure any material changes to the risk factors as previously disclosed in U.S. Cellular’s Form 10-K for the year ended December 31, 2006, except for as follows:

U.S. Cellular is likely to participate in FCC auctions of additional spectrum in the future and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on U.S. Cellular.

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services. U.S. Cellular has participated in such auctions in the past and is likely to participate in such auctions in the future. FCC anti-collusion rules place certain restrictions on business communications and disclosures by participants in an FCC auction. The FCC has scheduled an auction, referred to as Auction 73, to begin on January 24, 2008.  If certain reserve prices are not met, the FCC will follow Auction 73 with a contingent auction, referred to as Auction 76.  For purposes of applying its anti-collusion rules the FCC has determined that both auctions will be treated as a single auction, which means that, in the event that the contingent auction is needed, the anti-collusion rules would apply commencing on the application deadline for Auction 73, which is December 3, 2007, until the down payment deadline for Auction 76.  If U.S. Cellular or one of its affiliates submits an application to participate in Auction 73, applicable FCC rules will place certain restrictions on business communications with other companies and on public disclosures relating to U.S. Cellular’s participation. These anti-collusion rules may restrict the normal conduct of U.S. Cellular’s business and/or disclosures by U.S. Cellular relating to the auctions, which could last 3 to 6 months or more. The restrictions could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors of U.S. Cellular has authorized the repurchase of up to 1% of the outstanding U.S. Cellular Common Shares held by non-affiliates in each three month period, primarily for use in employee benefit plans (the “Limited Authorization”). This authorization does not have an expiration date.

On March 6, 2007, the Board of Directors of U.S. Cellular authorized the repurchase of up to 500,000 Common Shares of U.S. Cellular (the “Additional Authorization”) from time to time through open market purchases, block transactions, private transactions or other methods. This authorization was scheduled to expire on March 6, 2010. However, as discussed below, because this authorization was in addition to U.S. Cellular’s existing Limited Authorization discussed above, and was fully utilized, no further purchases are available under this authorization.

On April 4, 2007, U.S. Cellular entered into an agreement to purchase 670,000 of its Common Shares from an investment banking firm in a private transaction in connection with an accelerated share repurchase (“ASR”). This amount represents 170,000 shares under the Limited Authorization and 500,000 shares under the Additional Authorization, both described above. Including a per share discount and commission payable to the investment banking firm, the shares were repurchased for approximately $49.1 million or $73.22 per share. The repurchased shares are being held as treasury shares.

On July 10, 2007, U.S. Cellular entered into another ASR to purchase 168,000 of its Common Shares from an investment banking firm in a private transaction under the Limited Authorization. Including a commission payable to the investment banking firm, the shares were repurchased for approximately $16.1 million or $96.10 per share. The repurchased shares are being held as treasury shares.

On October 25, 2007, pursuant to its Limited Authorization, U.S. Cellular entered into an agreement to purchase 168,000 of its Common Shares, from an investment banking firm in a private transaction in connection with an ASR. See Note 18 - Common Share Repurchase Program for additional information.

In connection with each ASR, the investment banking firm will purchase an equivalent number of shares in the open market over time. Each program must be completed within two years of the trade date of the respective ASR. At the end of each program, U.S. Cellular will receive or pay a price adjustment based on the average price of shares acquired by the investment banking firm pursuant to the ASR during the purchase period, less a negotiated discount. Generally, the purchase price adjustment can be settled, at U.S. Cellular’s option, in cash or in U.S. Cellular Common Shares. The subsequent purchase price adjustment will change the cost basis of the U.S. Cellular treasury shares.

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC), of U.S. Cellular Common Shares during the quarter covered by this Form 10-Q.

U.S. CELLULAR PURCHASES OF COMMON SHARES

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share (1)	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1 — 31, 2007	168,000	$96.10	168,000	—
August 1 — 31, 2007	—	—	—	—
September 1 — 30, 2007	—	—	—	—
Total for or as of end of the quarter ended September 30, 2007	168,000	$96.10	168,000	—

(1)          This represents the initial price per share paid in the July 10, 2007 ASR transaction. As noted above, at the end of the ASR transaction, U.S. Cellular will receive or pay a price adjustment based on the average price of shares acquired by the investment banking firm pursuant to the ASR during the purchase period.

(2)          Reflects the purchase of the Limited Authorization applicable to the three month period from July 10, 2007 to October 10, 2007.

(3)          As of July 10, 2007, U.S. Cellular purchased 168,000 Common Shares, utilizing substantially the maximum number of shares available for purchase under the Limited Authorization. Accordingly, the amount in this column is reported as zero at the end of each period because U.S. Cellular acquired substantially the maximum number of shares available for purchase in such period under the Limited Authorization on July 10, 2007.

The following is additional information with respect to the Limited Authorization:

i.              The date the program was announced was May 15, 2000 by Form 10-Q.

ii.                                       The share amount originally approved was up to 1% of the number of outstanding Common Shares of U.S. Cellular not held by TDS or any affiliate thereof in any three-month period. As of March 31, 2007, this permitted U.S. Cellular to acquire slightly more than 170,000 Common Shares in a three-month period based on the number of unaffiliated Common Shares outstanding on such date, reflecting the fact that no shares were purchased within the preceding three months. U.S. Cellular utilized this authorization to purchase 170,000 shares in connection with the April 4, 2007 ASR as discussed above. Because U.S. Cellular acquired substantially the maximum number of shares available under the authorization on April 4, 2007, it was not able to purchase any additional shares until after July 4, 2007. As of July 10, 2007, the number of shares that U.S. Cellular could purchase under this authorization was slightly more than 168,000 Common Shares. As noted above, U.S. Cellular entered into an ASR on July 10, 2007 with respect to 168,000 Common Shares. As of October 10, 2007, the number of shares that U.S. Cellular could purchase under this authorization was slightly more than 168,000 Common Shares. As noted above, U.S. Cellular entered into an ASR in October, 2007 with respect to 168,000 Common Shares.

iii.                                    There is no expiration date for the program.

iv.                                   The Limited Authorization did not expire during the third quarter of 2007.

v.                                      U.S. Cellular has not determined to terminate the foregoing Common Share repurchase program prior to expiration, or to cease making further purchases thereunder, during the third quarter of 2007.

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

U.S. Cellular has no borrowings under its Revolving Credit Facility as of September 30, 2007.

The foregoing description is qualified by reference to the description of the Revolving Credit Facility under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 9, 2004, and a copy of the Revolving Credit Facility, which is included as Exhibit 4.1 of U.S. Cellular’s Current Report on such Form 8-K dated December 9, 2004 and is incorporated by reference herein.

Item 6. Exhibits

Exhibit 10.1 – Compensation Plan for Non-Employee Directors, as amended as of August 29, 2007.

Exhibit 10.2 – United States Cellular Corporation 2007 Executive Officer Annual Incentive Plan, is hereby incorporated from Exhibit 10.1 of U.S. Cellular’s Current Report on Form 8-K dated August 8, 2007.

Exhibit 10.3 – ASR Agreement dated April 4, 2007 between U.S. Cellular and Citigroup, is hereby incorporated from Exhibit 10.1 of U.S. Cellular’s Current Report on Form 8-K dated April 4, 2007.

Exhibit 11 – Statement regarding computation of per share earnings is included herein as Note 7 of Notes to Consolidated Financial Statements.

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

UNITED STATES CELLULAR CORPORATION

(Registrant)

Date: November 6, 2007	/s/ John E. Rooney
John E. Rooney
President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2007	/s/ Steven T. Campbell
Steven T. Campbell
Executive Vice President-Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 6, 2007	/s/ Kenneth R. Meyers
Kenneth R. Meyers
Chief Accounting Officer
(Principal Accounting Officer)

Date: November 6, 2007	/s/ Nadine A. Heidrich
Nadine A. Heidrich
Vice President and Controller

Signature page for the U.S. Cellular 2007 Third Quarter Form 10-Q