Form 10-Q
period 2008-03-31
UNITED STATES CELLULAR CORP
filed 2008-05-07
CIK 821130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2008 OR

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008
Common Shares, $1 par value	54,575,148 Shares
Series A Common Shares, $1 par value	33,005,877 Shares

United States Cellular Corporation

Quarterly Report on Form 10-Q

For The Period Ended March 31, 2008

Part I.  Financial Information

Item I.  Financial Statements

United States Cellular Corporation

Consolidated Statements of Operations

Unaudited

	Three Months Ended
	March 31,
	2008	2007
	(Dollars and shares in thousands, except per share amounts)
Operating Revenues
Service	$962,094	$860,583
Equipment sales	75,762	74,091
Total Operating Revenues	1,037,856	934,674
Operating Expenses
System operations (excluding Depreciation, amortization and accretion reported below)	191,016	167,284
Cost of equipment sold	174,037	150,744
Selling, general and administrative (including charges from affiliates of $28.5 million and $27.8 million for the three months ended March 31, 2008 and 2007, respectively)	407,634	358,866
Depreciation, amortization and accretion	142,530	145,952
Loss on asset disposals, net	3,673	3,305
Total Operating Expenses	918,890	826,151

Operating Income	118,966	108,523

Investment and Other Income (Expense)
Equity in earnings of unconsolidated entities	21,235	23,098
Interest and dividend income	1,905	2,550
Fair value adjustment of derivative instruments	—	12,461
Interest expense	(20,115)	(23,684)
Other, net	118	(585)
Total Investment and Other Income (Expense)	3,143	13,840

Income Before Income Taxes and Minority Interest	122,109	122,363
Income tax expense	47,540	43,888

Income Before Minority Interest	74,569	78,475
Minority share of income, net of tax	(4,012)	(4,074)

Net Income	$70,557	$74,401

Basic Weighted Average Shares Outstanding (000s)	87,571	87,882
Basic Earnings Per Share	$0.81	$0.85

Diluted Weighted Average Shares Outstanding (000s)	88,064	88,688
Diluted Earnings Per Share	$0.80	$0.84

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$70,557	$74,401
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	142,530	145,952
Bad debts expense	17,962	11,087
Stock-based compensation expense	1,773	3,022
Deferred income taxes, net	15,926	369
Equity in earnings of unconsolidated entities	(21,235)	(23,098)
Distributions from unconsolidated entities	6,933	2,226
Minority share of income	4,012	4,074
Unrealized fair value adjustment for derivative instruments	—	(12,461)
Loss on asset disposals, net	3,673	3,305
Noncash interest expense	443	445
Excess tax benefit from stock awards	(764)	(1,114)
Changes in assets and liabilities from operations
Change in accounts receivable	(8,615)	14,019
Change in inventory	(13,697)	16,106
Change in accounts payable - trade	(2,418)	(18,382)
Change in accounts payable - affiliate	(117)	(2,676)
Change in customer deposits and deferred revenues	6,515	11,639
Change in accrued taxes	32,949	47,155
Change in accrued interest	9,337	9,382
Change in other assets and liabilities	(35,967)	(30,385)
	229,797	255,066

Cash Flows from Investing Activities
Additions to property, plant and equipment	(111,690)	(109,729)
Cash received from divestitures	6,838	279
Cash paid for acquisitions	(102,000)	(18,237)
Other investing activities	239	662
	(206,613)	(127,025)

Cash Flows from Financing Activities
Issuance of notes payable	—	25,000
Common shares repurchased	(6,201)	—
Common shares reissued, net of tax payments	(2,526)	5,558
Excess tax benefit from stock awards	764	1,114
Capital distributions to minority partners	(3,231)	(2,769)
Other financing activities	(48)	—
	(11,242)	28,903

Net Increase in Cash and Cash Equivalents	11,942	156,944

Cash and Cash Equivalents
Beginning of period	204,533	32,912
End of period	$216,475	$189,856

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheets

Assets

	March 31,
	2008	December 31,
	(Unaudited)	2007
	(Dollars in thousands)
Current Assets
Cash and cash equivalents	$216,475	$204,533
Accounts receivable
Customers, less allowances of $10,616 and $12,305, respectively	322,848	327,076
Roaming	35,715	35,412
Affiliated	111	12,857
Other, less allowances of $360 and $112, respectively	56,504	60,152
Marketable equity securities	16,404	16,352
Inventory	114,687	100,990
Prepaid expenses	56,619	41,588
Net deferred tax assets	19,335	18,566
Other current assets	16,822	16,227
	855,520	833,753
Investments
Licenses	1,788,548	1,482,446
Goodwill	492,286	491,316
Customer lists, net of accumulated amortization of $82,498 and $80,492, respectively	14,333	15,375
Investments in unconsolidated entities	172,586	157,693
Notes and interest receivable – long-term	4,391	4,422
	2,472,144	2,151,252
Property, Plant and Equipment
In service and under construction	5,493,389	5,409,115
Less accumulated depreciation	2,925,051	2,814,019
	2,568,338	2,595,096

Other Assets and Deferred Charges	30,072	31,773

Total Assets	$5,926,074	$5,611,874

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheets

Liabilities and Shareholders’ Equity

	March 31,
	2008	December 31,
	(Unaudited)	2007
	(Dollars in thousands)
Current Liabilities
Accounts payable
Affiliated	$8,402	$8,519
Trade	249,854	252,272
Customer deposits and deferred revenues	149,960	143,445
Accrued taxes	75,003	43,105
Accrued compensation	37,489	59,224
Other current liabilities	306,743	97,678
	827,451	604,243

Deferred Liabilities and Credits
Net deferred income tax liability	570,299	554,412
Asset retirement obligation	130,098	126,844
Other deferred liabilities and credits	85,433	84,530
	785,830	765,786
Long-Term Debt
Long-term debt	1,006,395	1,002,293

Commitments and Contingencies

Minority Interest	44,772	43,396

Common Shareholders’ Equity
Common Shares, par value $1 per share; authorized 140,000,000 shares; issued 55,045,685 shares	55,046	55,046
Series A Common Shares, par value $1 per share; authorized 50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006
Additional paid-in capital	1,317,488	1,316,042
Treasury Shares, at cost, 470,537 and 455,287 Common Shares, respectively	(41,630)	(41,094)
Accumulated other comprehensive income	10,167	10,134
Retained earnings	1,887,549	1,823,022
	3,261,626	3,196,156
Total Liabilities and Shareholders’ Equity	$5,926,074	$5,611,874

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Notes To Consolidated Financial Statements

1.              Basis of Presentation

The accounting policies of United States Cellular Corporation (“U.S. Cellular”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of U.S. Cellular, its majority-owned subsidiaries since acquisition, general partnerships in which U.S. Cellular has a majority partnership interest and any entity in which U.S. Cellular has a variable interest that requires U.S. Cellular to recognize a majority of the entity’s expected gains or losses. All material intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the 2008 presentation.

The consolidated financial statements included herein have been prepared by U.S. Cellular, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, U.S. Cellular believes that the disclosures included herein are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2007 (“Form 10-K”).

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of March 31, 2008 and December 31, 2007, the results of operations for the three months ended March 31, 2008 and 2007, and the cash flows for the three months ended March 31, 2008 and 2007.  The results of operations and cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

2.              Summary of Significant Accounting Policies

Pension Plan

U.S. Cellular participates in a qualified noncontributory defined contribution pension plan sponsored by Telephone and Data Systems, Inc. (“TDS”), U.S. Cellular’s parent organization.  The plan provides pension benefits for the employees of U.S. Cellular and its subsidiaries.  Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently.  Pension costs were $2.8 million and $2.1 million for the three months ended March 31, 2008 and 2007, respectively.

Amounts Collected from Customers and Remitted to Governmental Authorities

U.S. Cellular records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.  If the tax is assessed upon U.S. Cellular, the amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses.  The amounts recorded gross in Service revenues that are billed to customers and remitted to governmental authorities totaled $33.2 million and $27.3 million for the three months ended March 31, 2008 and 2007, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and guidance in U.S. GAAP. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to an entity’s own fair value assumptions about market participant assumptions as the lowest level. In February 2008, the FASB issued FSP FAS 157-2, to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. U.S. Cellular adopted SFAS 157 for its financial assets and liabilities effective January 1, 2008 (See Note 5 - Fair Value Measurements for more information related to U.S. Cellular’s adoption of SFAS 157 for its financial assets and liabilities). U.S. Cellular is currently reviewing the adoption requirements related to its nonfinancial assets and liabilities and has not yet determined the impact, if any, on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations—a replacement of FASB Statement No. 141 (“SFAS 141(R)”). SFAS 141(R) replaces FASB Statement No. 141, Business Combinations (“SFAS 141”). SFAS 141(R) retains the underlying concept of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method, a method that requires the acquirer to measure and recognize the acquiree on an entire entity basis and recognize the assets acquired and liabilities assumed at their fair values as of the date of acquisition. However, SFAS 141(R) changes the method of applying the acquisition method in a number of significant aspects, such as requiring the expensing of transaction costs previously capitalized and requiring the accrual at fair value of certain contractual and noncontractual contingencies.  SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). U.S. Cellular is currently reviewing the requirements of SFAS 141(R) and has not yet determined the impact, if any, on its financial position or results of operations.

In December 2007, the FASB issued SFAS No.160, Consolidated Financial Statements, Including Accounting and Reporting of Noncontrolling Interests in Subsidiaries—a replacement of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to establish new standards that will govern the accounting and reporting of (1) noncontrolling interests (commonly referred to as minority interests) in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. It also establishes that once control of a subsidiary is obtained, changes in ownership interests in that subsidiary that do not result in a loss of control shall be accounted for as equity transactions, not as step acquisitions under SFAS 141.  SFAS 160 is effective on a prospective basis for U.S. Cellular’s 2009 financial statements, except for the presentation and disclosure requirements, which will be applied retrospectively. U.S. Cellular is currently reviewing the requirements of SFAS 160 and has not yet determined the impact, if any, on its financial position or results of operations.

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. The Statement specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for U.S Cellular’s 2009 financial statements. However, U.S. Cellular currently does not have any derivative instruments and, therefore, U.S. Cellular does not expect SFAS 161 to have an impact on its disclosures.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for U.S. Cellular’s 2009 financial statements. U.S. Cellular does not anticipate that the adoption of FSP FAS 142-3 will have an impact on its financial position or results of operations.

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

Transactions Pending as of March 31, 2008:

U.S. Cellular participated in the Federal Communications Commission (“FCC”) auction of spectrum in the 700 megahertz band, known as Auction 73, indirectly through its interest in King Street Wireless, L.P. (“King Street Wireless”).  U.S. Cellular is a limited partner in King Street Wireless.  King Street Wireless qualified as a “designated entity” and was eligible for bid credits with respect to spectrum purchased in Auction 73.  As discussed in Note 4 – Variable Interest Entities, U.S. Cellular consolidates King Street Wireless.

The FCC released the results of Auction 73 on March 20, 2008.  King Street Wireless was the provisional winning bidder for 152 licenses for an aggregate bid of $300.5 million, net of its designated entity discount of 25%.  This amount is recorded as a component of Licenses in U.S. Cellular’s March 31, 2008 Consolidated Balance Sheet.  In January 2008, U.S. Cellular made capital contributions and advances to King Street Wireless and its general partner of $97.0 million.  King Street Wireless used the funding to pay the FCC an initial deposit of $97.0 million in January 2008 to allow it to participate in Auction 73.  During April 2008, U.S. Cellular made additional capital contributions and advances to King Street Wireless and its general partner of $203.5 million in cash.  This amount is recorded as a component of Other current liabilities in U.S. Cellular’s March 31, 2008 Consolidated Balance Sheet.  King Street Wireless then paid this amount to the FCC in April 2008 to fulfill its remaining obligation ($300.5 million aggregate bid less $97.0 million deposit) for the licenses for which it was the provisional winning bidder in the auction. U.S. Cellular may agree to make additional capital contributions and/or advances to King Street Wireless and/or its general partner to provide additional funding for the development of such licenses.  U.S. Cellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or long-term debt.  There is no assurance that U.S. Cellular will be able to obtain additional financing on commercially reasonable terms or at all.  While the bidding in Auction 73 has ended, the FCC has not yet awarded any of the licenses to winning bidders nor is there any prescribed timeframe for the FCC to review the qualifications of the various winning bidders and award licenses.  The licenses expected to be awarded to King Street Wireless cover areas that overlap or are proximate or contiguous to areas covered by licenses that U.S. Cellular currently owns, operates and/or consolidates.

On March 21, 2008, U.S. Cellular entered into an agreement to acquire the remaining 50% ownership interest of North Carolina RSA 1 Partnership, a wireless market operator in which U.S. Cellular had previously owned a 50% non-operating, unconsolidated interest, for $7.0 million in cash, subject to a working capital adjustment.  The transaction is expected to close in the second quarter of 2008.

Transactions Completed as of March 31, 2008:

As previously disclosed, in October 2006, U.S. Cellular’s interest in Midwest Wireless Communications, LLC (“Midwest Wireless”) was sold to ALLTEL Corporation.  In connection with the sale, U.S. Cellular became entitled to receive approximately $106.0 million in cash with respect to its interest in Midwest Wireless.  On January 8, 2008, U.S. Cellular received a final distribution from the escrow of $6.3 million, plus interest of $0.5 million.  A gain and interest income of $6.3 million and $0.5 million, respectively, were recognized in the fourth quarter of 2007 related to this distribution.

As previously disclosed, on December 3, 2007, U.S. Cellular entered into an agreement to acquire six 12 megahertz lower C block 700 megahertz licenses in Maine for $5.0 million in cash.  On March 28, 2008, U.S. Cellular completed this transaction.

As previously disclosed, on November 30, 2007, U.S. Cellular entered into an exchange agreement with Sprint Nextel Corporation which provided for U.S. Cellular to receive personal communication service (“PCS”) spectrum in eight licenses covering portions of four states (Oklahoma, West Virginia, Maryland and Iowa), in exchange for U.S. Cellular delivering PCS spectrum in eight licenses covering portions of Illinois.  In connection with the exchange, U.S. Cellular recognized a pre-tax loss of $20.8 million during the fourth quarter of 2007.  This transaction closed on March 19, 2008.

U.S. Cellular’s acquisitions for the three months ended March 31, 2008 and the allocation of the purchase price for each respective acquisition were as follows:

		Allocation of Purchase Price
(Dollars in thousands)	Purchase price	Goodwill(1)	License	Customer list	Net tangible assets/(liabilities)
U.S. Cellular Acquisitions
Auction 73 Licenses	$300,479	$—	$300,479	$—	$—
Maine Licenses	5,000	—	5,000	—	—
Other	1,891	970	623	964	(666)
Total	$307,370	$970	$306,102	$964	$(666)

(1)          None of the goodwill is deductible for tax purposes.

4.              Variable Interest Entities

As of March 31, 2008, U.S. Cellular consolidates the following variable interest entities:

•                  King Street Wireless and King Street Wireless, Inc., the general partner of King Street Wireless

•                  Barat Wireless L.P. (“Barat Wireless”) and Barat Wireless, Inc., the general partner of Barat Wireless

•                  Carroll Wireless L.P. (“Carroll Wireless”) and Carroll PCS, Inc., the general partner of Carroll Wireless

These variable interest entities are consolidated pursuant to the guidelines of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46(R)”), as U.S. Cellular anticipates benefiting from or absorbing a majority of the variable interest entities’ expected gains or losses.  Pending finalization of the variable interest entities’ permanent financing plans, and upon request by the variable interest entities, U.S. Cellular may agree to make additional capital contributions and advances to the variable interest entities.

See Note 3 - Acquisitions, Divestitures and Exchanges for further details on King Street Wireless.

U.S. Cellular is a limited partner in Barat Wireless, an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 66. Barat Wireless was qualified to receive a 25% bid credit available to “very small businesses”, defined as businesses having annual gross revenues of less than $15 million. At the conclusion of the auction on September 18, 2006, Barat Wireless was the successful bidder with respect to 17 licenses for which it had bid $127.1 million, net of its bid credit. On April 30, 2007, the FCC granted Barat Wireless’ applications with respect to the 17 licenses for which it was the successful bidder. These 17 license areas cover portions of 20 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

Barat Wireless is in the process of developing its long-term business and financing plans. As of March 31, 2008, U.S. Cellular has made capital contributions and advances to Barat Wireless and/or its general partner of $127.2 million; of this amount, $127.1 million is included in Licenses in the Consolidated Balance Sheets. Barat Wireless used the funding to pay the FCC $127.1 million in 2006 to fulfill its obligation for the licenses purchased in Auction 66.

U.S. Cellular is a limited partner in Carroll Wireless, an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 58. Carroll Wireless was qualified to bid on “closed licenses” that were available only to companies included under the FCC definition of “entrepreneurs,” which are small businesses that have a limited amount of assets and revenues. In addition, Carroll Wireless bid on “open licenses” that were not subject to restriction. With respect to these licenses, Carroll Wireless was qualified to receive a 25% bid credit available to “very small businesses” which were defined as having average annual gross revenues of less than $15 million. Carroll Wireless was a successful bidder for 16 licenses in Auction 58, which ended on February 15, 2005. The aggregate amount paid to the FCC for the licenses was $129.7 million, net of the bid credit to which Carroll Wireless was entitled. These licenses cover portions of 10 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

Carroll Wireless is in the process of developing its long-term business and financing plans. As of March 31, 2008, U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $129.9 million; of this amount, $129.7 million is included in Licenses in the Consolidated Balance Sheets.

5.              Fair Value Measurements

Effective January 1, 2008, U.S. Cellular adopted the provisions of SFAS 157 for its financial assets and liabilities.  SFAS 157 defines “fair value”, establishes a framework for measuring fair value in the application of U.S. GAAP, and expands disclosures about fair value measurements.  SFAS 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and application in U.S. GAAP.  SFAS 157 provides that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). This pronouncement establishes a fair value hierarchy that contains three levels for inputs used in fair value measurements. Level 1 inputs include quoted market prices for identical assets or liabilities in active markets. Level 2 inputs include quoted market prices for similar assets and liabilities in active markets or quoted market prices for identical assets and liabilities in inactive markets. Level 2 inputs must be observable either directly or indirectly for substantially the full term of the financial instrument. Level 3 inputs are unobservable.

Marketable equity securities were the only financial assets on U.S. Cellular’s Balance Sheet at March 31, 2008, which required the application of SFAS 157.  U.S. Cellular did not have any financial liabilities at March 31, 2008 which required the application of SFAS 157 for valuation purposes.  U.S. Cellular’s marketable equity securities had a balance of $16.4 million at March 31, 2008, and consisted entirely of an investment in the common stock of Rural Cellular Corporation (“RCCC”).  This security is publicly traded. Fair value for this security is based upon quoted market prices for identical assets in active markets.  Therefore, these inputs are considered Level 1 inputs in accordance with the guidance set forth in SFAS 157. U.S. Cellular’s investment in RCCC is accounted for as an “available for sale” security under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Therefore, unrealized gains and losses on this investment are recorded as a component of Accumulated other comprehensive income.

6.              Income Taxes

The overall effective tax rate on income before income taxes and minority interest for the three months ended March 31, 2008 and 2007 was 38.9% and 35.9%, respectively. The effective tax rate for the 2007 period reflected lower state income tax rates.

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

The amounts used in computing Earnings per Common and Series A Common Share and the effect of potentially dilutive securities on the weighted average number of Common and Series A Common Shares are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars and shares in thousands, except earnings per share)

Net income	$70,557	$74,401
Weighted average number of shares used in basic earnings per share	87,571	87,882
Effect of Dilutive Securities:
Stock options(1)	273	698
Restricted stock units	220	108
Weighted average number of shares used in diluted earnings per share	88,064	88,688

Basic Earnings per Share	$0.81	$0.85

Diluted Earnings per Share	$0.80	$0.84

(1)          Stock options exercisable into 331,239 Common Shares in 2008 and 5,016 Common Shares in 2007 were not included in computing Diluted Earnings per Share because their effects were antidilutive.

8.              Licenses and Goodwill

Changes in U.S. Cellular’s licenses and goodwill are primarily the result of acquisitions, divestitures and exchanges of its licenses and wireless markets. See Note 3 - Acquisitions, Divestitures and Exchanges for information regarding transactions which affected licenses and goodwill. The changes in Licenses and Goodwill for the three months ended March 31, 2008 and 2007 were as follows:

	March 31,	March 31,
	2008	2007
	(Dollars in thousands)
Licenses
Balance, beginning of period	$1,482,446	$1,494,327
Acquisitions	306,102	7,900
Balance, end of period	$1,788,548	$1,502,227

	March 31	March 31,
	2008	2007
	(Dollars in thousands)
Goodwill
Balance, beginning of period	$491,316	$485,452
Acquisitions	970	5,818
Balance, end of period	$492,286	$491,270

9.              Customer Lists

Customer lists, which are intangible assets resulting from acquisitions of wireless markets, are amortized based on average customer retention periods using the double declining balance method in the first year, switching to straight-line over the remaining estimated life. The changes in the customer lists for the three months ended March 31, 2008 and 2007 were as follows:

	March 31,	March 31,
	2008	2007
	(Dollars in thousands)
Customer lists
Balance, beginning of period	$15,375	$26,196
Acquisitions	964	1,560
Amortization	(2,006)	(3,773)
Balance, end of period	$14,333	$23,983

Based on the Customer lists balance as of March 31, 2008, amortization expense for the remainder of 2008 and for the years 2009-2012 is expected to be $5.4 million, $5.0 million, $3.3 million, $0.5 million and $0.1 million, respectively.

10.       Marketable Equity Securities

U.S. Cellular holds RCCC Common Shares at March 31, 2008.  Information regarding U.S. Cellular’s investment in RCCC is summarized below.

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)

Rural Cellular Corporation 370,882 Common Shares	$16,404	$16,352
Accounting cost basis	(334)	(334)
Gross unrealized holding gains	16,070	16,018
Deferred income tax liability	(5,903)	(5,884)
Net unrealized holding gains included in
Accumulated other comprehensive income	$10,167	$10,134

On July 30, 2007, RCCC announced that Verizon Wireless agreed to purchase the outstanding shares of RCCC for $45 per share in cash.  The acquisition is expected to close in 2008 and, therefore, the investment is classified as a Current Asset in U.S. Cellular’s Consolidated Balance Sheet as of March 31, 2008.  If the transaction closes, U.S. Cellular will receive approximately $16.7 million in cash, recognize a $16.4 million pre-tax gain and cease to own any interest in RCCC.

11.       Investment in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a minority interest.  These investments are accounted for using either the equity or cost method.

U.S. Cellular held a 5.5% ownership interest in the Los Angeles SMSA Limited Partnership (“LA Partnership”) as of March 31, 2008 and March 31, 2007, and recorded $15.8 million and $18.0 million, respectively, of equity income related to the LA Partnership in the three month periods then ended.  Such amounts are included in Equity in earnings of unconsolidated entities in the Consolidated Statements of Operations.

Based on data furnished to U.S. Cellular by the managing partner the following table summarizes the operating results of the LA Partnership:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)

Revenues	$949,000	$904,000
Operating expenses	652,000	584,000
Operating income	297,000	320,000
Other income (expense)	7,000	8,000
Net Income	$304,000	$328,000

12.       Commitments and Contingencies

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

Legal Proceedings

U.S. Cellular is involved or may be involved from time to time in legal proceedings before the FCC, other regulatory authorities, and/or various state and federal courts.  If U.S. Cellular believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss.  If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued.  The assessment of the expected outcomes of legal proceedings is a highly subjective process that requires judgments about future events.  The legal proceedings are reviewed at least quarterly to determine the adequacy of accruals and related financial statement disclosures. The ultimate outcomes of legal proceedings could differ materially from amounts accrued in the financial statements.

13.       Common Share Repurchases

The Board of Directors of U.S. Cellular has authorized the repurchase of up to 1% of the outstanding U.S. Cellular Common Shares held by non-affiliates in each three month period, primarily for use in employee benefit plans. This authorization does not have an expiration date. During the three months ended March 31, 2008, U.S. Cellular repurchased 150,000 Common Shares for $10.8 million, or an average of $71.70 per share, pursuant to this authorization. U.S. Cellular also received $4.6 million in cash during the first quarter of 2008 as a final settlement payment for 2007 Common Share repurchases executed through accelerated share repurchase agreements with an investment banking firm.  U.S. Cellular did not repurchase any Common Shares in the first quarter of 2007.

14.       Accumulated Other Comprehensive Income

The cumulative balances of unrealized gains and (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$10,134	$77,545
Add (deduct):
Unrealized gains (losses)	52	(8,685)
Deferred income tax (expense) benefit	(19)	3,182
Net change in unrealized gains (losses) in comprehensive income	33	(5,503)
Balance, end of period	$10,167	$72,042

Derivative Instruments
Balance, beginning of period	$—	$2,837
Add (deduct):
Deferred income tax (expense)	—	—
Net change in unrealized gains (losses) in comprehensive income	—	—
Balance, end of period	$—	$2,837

Accumulated Other Comprehensive Income
Balance, beginning of period	$10,134	$80,382
Net change in marketable equity securities	33	(5,503)
Net change in derivative instruments	—	—
Net change in unrealized gains (losses) included in comprehensive income	33	(5,503)
Balance, end of period	$10,167	$74,879

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Comprehensive Income
Net Income	$70,557	$74,401
Net change in unrealized gains (losses) on marketable equity securities and
derivative instruments	33	(5,503)
	$70,590	$68,898

15.       Supplemental Cash Flow Disclosures

U.S. Cellular withheld 145,827 and 6,950 Common Shares with an aggregate value of $8.6 million and $0.5 million in the three months ended March 31, 2008 and 2007, respectively, from employees who exercised stock options or who received a distribution of vested restricted stock awards. Such shares were withheld to cover the exercise price of stock options, if applicable, and required tax withholdings.

16.       Subsequent Events

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months. If U.S. Cellular provides less than two days’ notice of intent to borrow, the related borrowings bear interest at the prime rate less 50 basis points. This credit facility expires in December 2009.

On April 15, 2008, U.S. Cellular borrowed $100 million under its revolving credit facility.  These proceeds along with additional cash on hand of $103.5 million were contributed to King Street Wireless and its general partner.  King Street Wireless in turn paid $203.5 million to the FCC in order to fulfill its remaining obligation incurred upon the purchase of licenses in Auction 73.  See Note 3 - Acquisitions, Divestitures and Exchanges for more information on Auction 73.  U.S. Cellular is a limited partner of King Street Wireless and consolidates this entity pursuant to the provisions of FIN 46(R).  See Note 4 - Variable Interest Entities for more information on King Street Wireless.  U.S. Cellular anticipates repaying the amount borrowed from future cash flows from operations and/or long-term debt financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

United States Cellular Corporation (“U.S. Cellular”) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 80.8%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”) as of March 31, 2008.

The following discussion and analysis should be read in conjunction with U.S. Cellular’s interim consolidated financial statements included in Item 1 above, and with its audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2007.

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

U.S. Cellular provides wireless telecommunications services to approximately 6.2 million customers in five geographic market areas in 26 states. As of March 31, 2008, U.S. Cellular owned or had rights to acquire interests in 260 wireless markets and operated approximately 6,452 cell sites. U.S. Cellular operates on a customer satisfaction strategy, meeting customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network. U.S. Cellular’s business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular anticipates that operating in contiguous market areas will continue to provide it with certain economies in its capital and operating costs.

Financial and operating highlights in the first quarter of 2008 included the following:

•                  Total customers increased 4% year-over-year to 6.2 million at March 31, 2008; net retail customer additions were 85,000;

•                  The retail postpay churn rate was 1.4% per month. Retail postpay customers comprised approximately 86% of U.S. Cellular’s customer base as of March 31, 2008;

•                  Average monthly service revenue per customer increased 7% year-over-year to $52.06;

•                  Cash flows from operating activities were $229.8 million, a decrease of 10% year-over-year. Cash flows from operating activities other than changes in assets and liabilities increased 16%. During the period, U.S. Cellular had no outstanding balances under its revolving credit facility and, at March 31, 2008, had cash and cash equivalents totaling $216.5 million;

•                  Additions to property, plant and equipment totaled $111.7 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores and continue the development and enhancements of U.S. Cellular’s office systems. Total cell sites in service increased 7% year-over-year to 6,452; and

•                  To strengthen its operating footprint, U.S. Cellular participated in the Federal Communications Commission (“FCC”) auction of spectrum in the 700 megahertz band, known as Auction 73, indirectly through its interest in King Street Wireless, L.P. (“King Street Wireless”). U.S. Cellular is a limited partner in King Street Wireless. King Street Wireless was the provisional winning bidder for 152 licenses for an aggregate bid of $300.5 million, net of its designated entity discount of 25%. The licenses expected to be awarded to King Street Wireless cover areas that overlap or are proximate or contiguous to areas covered by licenses that U.S. Cellular currently owns, operates and/or consolidates.

Service revenues increased $101.5 million, or 12%, to $962.1 million in 2008 from $860.6 million in 2007.  Customer growth and improvements in average monthly revenue per unit have driven increased revenues. U.S. Cellular continues to experience growth in its customer base, primarily in the retail postpay segment. In addition, U.S. Cellular continues to experience increases in average monthly revenue per unit driven by continuing migration of customers to national, wide area and family service plans and growth in revenues from data products and services.

Operating Income increased $10.4 million, or 10%, to $119.0 million in 2008 from $108.5 million in 2007. Operating income margin (as a percent of service revenues) was 12.4% in 2008 compared to 12.6% in 2007.

U.S. Cellular anticipates that there will be continued pressure on its operating income and operating income margin in the next few years related to the following factors:

•                  increasing penetration in the wireless industry;

•                  costs of customer acquisition and retention, such as equipment subsidies and advertising;

•                  effects of competition;

•                  providing service in recently launched areas or potential new market areas;

•                  potential increases in prepaid and reseller customers as a percentage of U.S. Cellular’s customer base;

•                  costs of developing and introducing new products and services;

•                  continued enhancements to its wireless networks, including potential deployments of new technology;

•                  increasing costs of regulatory compliance; and

•                  uncertainty in future eligible telecommunication carrier (“ETC”) funding.

In addressing these challenges, U.S. Cellular will continue to focus on improving customer satisfaction and enhancing the quality of its networks, its product and service offerings and its sales distribution.

Investment and Other Income (Expense) totaled $3.1 million in 2008 and $13.8 million in 2007.  The amount for 2007 included an unrealized gain of $12.5 million resulting from a fair value adjustment of derivative instruments.

Net Income in 2008 decreased 5% to $70.6 million compared to $74.4 million in 2007, primarily due to lower Investment and Other Income (Expense) and a higher effective tax rate. Basic Earnings per Share was $0.81 in 2008, which was $0.04 lower than last year and Diluted Earnings per Share was $0.80, which was $0.04 lower than last year.

Cash Flows and Investments

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

See “Financial Resources” and “Liquidity and Capital Resources” below for additional information related to cash flows and investments.

Recent Developments

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, before the FCC for comment are proposals made by the Federal-State Joint Board and by the FCC itself to change the universal service high cost fund in various ways. On April 29, 2008, the FCC adopted an interim "cap" on the high cost program for funding that goes to competitive ETCs, limiting total high cost funding for the state to the levels being provided to all such carriers in that state in March 2008, with an exemption from the cap for carriers serving tribal lands and Alaskan Native Lands. The cap, which will be of indefinite duration, will result in wireless ETCs, such as U.S. Cellular, receiving less support than they would have been otherwise eligible to receive while the cap is in effect, as overall support will not increase as a carrier adds customers or as new competitive carriers are granted ETC status in the state. The FCC will also consider the other changes in the Federal Universal Service Fund (“USF”) discussed in our Form 10-K.

2008 Estimates

U.S. Cellular expects the above industry, competitive and regulatory factors to impact revenues, operating income and operating income margin for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause revenues, operating income and operating income margin to fluctuate over the next several quarters.

The following are U.S. Cellular’s estimates of full year 2008 net retail customer additions; service revenues; operating income; depreciation, amortization and accretion expenses; and capital expenditures. Such estimates represent U.S. Cellular’s views as of the date of the filing of U.S. Cellular’s Form 10-Q for the three months ended March 31, 2008.  Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

	2008	2007
	Estimated Results	Actual Results
Net retail customer additions	200,000-275,000	333,000
Service revenues	$3,900-$4,000 million	$3,679.2 million
Operating income	$435-$510 million	$396.2 million
Depreciation, amortization and accretion expenses(1)	Approx. $615 million	$637.1 million
Capital expenditures	$565-$615 million	$565.5 million

(1) Includes losses on exchange and disposals of assets.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of March 31,(1)	2008	2007
Total market population of consolidated operating markets(2)	45,262,000	44,416,000
Customers(3)	6,201,000	5,973,000
Market penetration(2)	13.7%	13.4%
Total full-time equivalent employees	8,105	7,484
Cell sites in service	6,452	6,004

For the Three Months Ended March 31,(4)	2008	2007
Net customer additions(5)	80,000	152,000
Net retail customer additions(5)	85,000	146,000
Average monthly service revenue per customer(6)	$52.06	$48.69
Retail postpay churn rate per month(7)	1.4%	1.3%
Total postpay churn rate per month(7)	1.5%	1.5%

(1)          Amounts include results for U.S. Cellular’s consolidated operating markets as of March 31; results for operating markets acquired during a particular period are included as of the acquisition date.

(2)          Calculated using 2007 and 2006 Claritas population estimates for 2008 and 2007, respectively. “Total market population of consolidated operating markets” is used only for the purposes of calculating market penetration of consolidated operating markets, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets).

The total market population and penetration measures for consolidated operating markets apply to markets in which U.S. Cellular provides wireless service to customers. For comparison purposes, total market population and penetration related to all consolidated markets in which U.S. Cellular owns an interest were 82,846,000 and 7.5%, and 56,048,000 and 10.7% as of March 31, 2008 and 2007, respectively.

As of March 31, 2008, U.S. Cellular had rights to acquire majority interests in 19 licenses, resulting from an exchange transaction with AT&T Wireless (now part of AT&T) that closed in August 2003. As of April 10, 2008, U.S. Cellular exercised its rights to acquire 18 licenses pursuant to this exchange agreement.  These licenses will increase total market population of consolidated markets by 1,566,000 to 84,412,000.  The exercise of these rights did not require U.S. Cellular to provide any additional consideration to AT&T, other than consideration already provided in conjunction with the August 2003 exchange transaction.  Therefore, exercise of these rights did not cause a change in U.S. Cellular’s Licenses balance in 2008.  U.S. Cellular continues to have a right that does not have a stated expiration date to acquire a majority interest in one license under the exchange agreement.

(3)          U.S. Cellular’s customer base consists of the following types of customers:

	March 31,
	2008	2007
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	5,331,000	5,048,000
End user customers acquired through U.S. Cellular’s agreement with a third party (“reseller customers”)*	561,000	596,000
Total postpay customers	5,892,000	5,644,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	309,000	329,000
Total customers	6,201,000	5,973,000

* Pursuant to its agreement with the third party, U.S. Cellular is compensated by the third party on a postpay basis; as a result, all customers U.S. Cellular has acquired through this agreement are considered to be postpay customers.

(4)          Amounts include results for U.S. Cellular’s consolidated operating markets for the period January 1 through March 31; operating markets acquired during a particular period are included as of the acquisition date.

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

(6)          Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per customer basis. Variances in this measurement are monitored and compared to variances in expenses on a per customer basis. Average monthly service revenue per customer is calculated as follows:

	Three Months Ended March 31,
	2008	2007
Service revenues per Consolidated Statements of Operations (000s)	$962,094	$860,583
Divided by average customers during period (000s)*	6,160	5,892
Divided by number of months in each period	3	3

Average monthly service revenue per customer	$52.06	$48.69

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

(7)          Postpay churn rate per month represents the percentage of the postpay customer base that disconnects service each month. Retail postpay churn rate includes only retail customers; total postpay churn rate includes both retail and reseller customers.

Components of Operating Income

Three Months Ended March 31,	2008	Increase/ (Decrease)	Percentage Change	2007
(Dollars in thousands)
Retail service	$834,213	$79,698	10.6%	$754,515
Inbound roaming	54,089	12,821	31.1%	41,268
Long-distance and other	73,792	8,992	13.9%	64,800
Service revenues	962,094	101,511	11.8%	860,583
Equipment sales	75,762	1,671	2.3%	74,091
Total Operating Revenues	1,037,856	103,182	11.0%	934,674

System operations (excluding Depreciation, amortization and accretion reported below)	191,016	23,732	14.2%	167,284
Cost of equipment sold	174,037	23,293	15.5%	150,744
Selling, general and administrative	407,634	48,768	13.6%	358,866
Depreciation, amortization and accretion	142,530	(3,422)	(2.3)%	145,952
Loss on asset disposals, net	3,673	368	11.1%	3,305
Total Operating Expenses	918,890	92,739	11.2%	826,151
Total Operating Income	$118,966	$10,443	9.6%	$108,523
Operating Income Margin (as a percent of service revenues)	12.4%			12.6%

Operating Revenues

Service revenues

Service revenues primarily consist of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); (iii) charges for long-distance calls made on U.S. Cellular’s systems; and (iv) amounts received from the USF.

The increase in service revenues was due to the growth in the average customer base, which increased 5% to 6.2 million in 2008 from 5.9 million in 2007 and higher monthly service revenue per customer; monthly service revenue per customer averaged $52.06 in the first three months of 2008 and $48.69 in the first three months of 2007.

Retail service revenues

The increase in retail service revenues in 2008 was due primarily to growth in U.S. Cellular’s average customer base and an increase in average monthly retail revenue per customer.

The increase in the average number of customers each year was primarily driven by the net retail customer additions that U.S. Cellular generated from its marketing distribution channels. The average number of customers also was affected by the timing of acquisitions, divestitures and exchanges.

U.S. Cellular anticipates that its customer base will increase during 2008 as a result of its continuing focus on customer satisfaction, attractively priced service plans, a broader line of handsets and other products, and improvements in distribution. U.S. Cellular believes growth in its customer base will be primarily from capturing wireless users switching from other wireless carriers or increasing the number of multi-device users rather than by adding users that are new to the industry. However, the level of growth in the customer base for 2008 will depend upon U.S. Cellular’s ability to attract new customers and retain existing customers in a highly, and increasingly, competitive marketplace. See “Overview - 2008 Estimates” above for U.S. Cellular’s estimate of net retail customer additions for 2008.

The increase in average monthly retail service revenue was driven primarily by growth in revenues from data services and higher regulatory fees such as universal service fund contributions that are billed to customers. Average monthly retail service revenues per customer increased 6% to $45.14 in 2008 from $42.69 in 2007.

Monthly local retail minutes of use per customer averaged 948 in 2008 and 783 in 2007. The increase in 2008 was primarily driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. The impact on retail service revenues of the increase in average monthly minutes of use was offset by a decrease in average revenue per minute of use. The decrease in average revenue per minute of use reflects the impact of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans and the inclusion of features such as unlimited night and weekend minutes and unlimited mobile-to-mobile minutes in certain pricing plans. U.S. Cellular anticipates that its average revenue per minute of use may continue to decline in the future, reflecting increased competition and continued penetration of the consumer market.

Revenues from data products and services grew significantly year-over-year, totaling $115.7 million in 2008 and $77.5 million in 2007, and representing 12% of total service revenues in 2008 compared to 9% of total service revenues in 2007. Such growth, which positively impacted average monthly retail service revenues per customer, reflected customers’ continued increasing acceptance and usage of U.S. Cellular’s easyedgeSM products and offerings, such as Short Messaging Service (“SMS”) and Smartphone handsets and service.

Inbound roaming revenues

The increase in inbound roaming revenues in 2008 was related primarily to an increase in roaming minutes of use. The increase in inbound roaming minutes of use was driven primarily by the overall growth in the number of customers and retail minutes of use per customer throughout the wireless industry, including usage related to data products, leading to an increase in inbound traffic from other wireless carriers.

U.S. Cellular anticipates that inbound roaming minutes of use might continue to grow over the next few years, reflecting continuing industry-wide growth in customers and usage per customer, including increased usage of data services while roaming, but that the rate of growth will decline due to higher penetration, slower overall growth in the consumer wireless market and the consolidation of wireless carriers. U.S. Cellular anticipates that its roaming revenue per minute of use will remain fairly constant over the next few years pursuant to its existing contract rates, but that renewal of these contracts and the negotiation of new contracts will reflect lower rates over time.

Long-distance and other revenues

In 2008, the increase reflected a $9.3 million increase in other revenues, partially offset by a $0.4 million decrease in long-distance revenues.  The growth in other revenues was due primarily to an increase in ETC funds that were received from the USF. In 2008 and 2007, U.S. Cellular was eligible to receive ETC funds in eleven and seven states, respectively; the ETC revenue amounts recorded in 2008 and 2007 were $30.5 million and $22.5 million, respectively.

Equipment sales revenues

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

The increase in 2008 equipment sales revenues was driven by an increase of 3% in average revenue per handset sold, primarily reflecting the sale of more expensive handsets with expanded capabilities.

Operating Expenses

System operations expenses (excluding Depreciation, amortization, and accretion)

System operations expenses (excluding Depreciation, amortization, and accretion) include charges from wireline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the wireline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. Key components of the overall increases in system operations expenses were as follows:

•                  maintenance, utility and cell site expenses increased $12.1 million, or 18%, in 2008, primarily driven by increases in the number of cell sites within U.S. Cellular’s network, resulting in higher cell site rent expense, and software maintenance costs to support rapidly growing data needs. The number of cell sites totaled 6,452 in 2008 and 6,004 in 2007, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also through acquisitions of existing wireless operations;

•                  expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $8.1 million, or 22%, in 2008. The increase is due to an increase in roaming minutes of use driven by customer migration to national and wide area plans; and

•                  the cost of network usage on U.S. Cellular’s systems increased $3.6 million, or 6%, in 2008, as total minutes used on U.S. Cellular’s systems increased 23% in 2008, primarily driven by continued migration to pricing plans with a larger number of packaged minutes, mostly offset by the ongoing reduction in the per-minute cost of usage for U.S. Cellular’s network. In addition, data network and developer costs increased driven by the increase in data usage.

Management expects total system operations expenses to increase over the next few years, driven by the following factors:

•                  increases in the number of cell sites and other network facilities within U.S. Cellular’s systems as it continues to add capacity and enhance quality in most markets and continues development activities in recently launched markets; and

•                  increases in minutes of use, both on U.S. Cellular’s network and by U.S. Cellular’s customers on other carriers’ networks when roaming.

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage both on U.S. Cellular’s network and on other carriers’ networks.

Cost of equipment sold

The increase in Cost of equipment sold was due primarily to a 16% increase in the average cost per handset due to a shift to the sale of more expensive handsets with expanded capabilities.  U.S. Cellular believes that the expanded capabilities will drive increases in data revenues.

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and facilities; telesales department salaries and expenses; agent commissions and related expenses; corporate marketing and merchandise management; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in 2008 was due primarily to higher expenses associated with acquiring, serving and retaining customers, driven in part by an increase in U.S. Cellular’s customer base in 2008; increased regulatory charges and taxes also are a factor. Key components of the increases in selling, general and administrative expenses were as follows:

•                  advertising expenses increased $15.7 million, or 38%, in 2008, primarily due to an increase in media purchases;

•                  other selling and marketing expenses increased $8.9 million, or 7%, in 2008, reflecting more retail sales associates, higher commissions due to a greater number of customer renewal transactions and higher retail facility expenses; and

•                  general and administrative expenses increased $24.2 million, or 13%, in 2008, due to increases related to bad debts expense, reflecting both higher revenues and slightly higher bad debts experience as a percent of revenues, federal universal service fund contributions and other regulatory fees and taxes due to an increase in the contribution rate and an increase in service revenues, and increases in expenses related to the operations of U.S. Cellular’s regional support offices, primarily due to the increase in the customer base.

Depreciation expense

Depreciation expense was relatively flat compared to the prior year.

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

Amortization and accretion expenses

Amortization expense decreased $3.3 million in 2008, primarily due to a customer list becoming fully amortized in April 2007.

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), U.S. Cellular accretes liabilities for future remediation obligations associated with leased properties. Such accretion expense totaled $2.3 million in 2008 and 2007, respectively.

Loss on asset disposals, net

These amounts represent charges related to disposals of assets, trade-ins of older assets for replacement assets and other retirements of assets from service.

Components of Other Income and (Expenses)

		Increase/	Percentage
Three Months Ended March 31,	2008	(Decrease)	Change	2007
(Dollars in thousands)

Total Operating Income	$118,966	$10,443	9.6%	$108,523

Equity in earnings from unconsolidated entities	21,235	(1,863)	(8.1)%	23,098
Interest and dividend Income	1,905	(645)	(25.3)%	2,550
Fair value adjustment of derivative instruments	—	(12,461)	(100.0)%	12,461
Interest expense	(20,115)	3,569	(15.1)%	(23,684)
Other, net	118	703	N/M	(585)
Income Taxes	47,540	3,652	8.3%	43,888
Minority share of income, net of tax	(4,012)	62	(1.5)%	(4,074)
Net Income	$70,557	$(3,844)	(5.2)%	$74,401

Basic Earnings per Share	$$0.81	$(0.04)	(4.7)%	$0.85
Diluted Earnings per Share	$$0.80	$(0.04)	(4.8)%	$0.84

N/M = Not Meaningful

Equity in earnings from unconsolidated entities

Equity in earnings from unconsolidated entities represents U.S. Cellular’s share of net income from the markets in which it has a minority interest and follows the equity method of accounting. U.S. Cellular follows the equity method of accounting for minority interests in which its ownership interest equals or exceeds 20% for corporations and 3% for partnerships and limited liability companies. Equity in earnings from unconsolidated entities decreased in 2008 primarily due to a $2.2 million decrease in income from U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”).

U.S. Cellular’s investment in the LA Partnership contributed $15.8 million and $18.0 million to equity in earnings from unconsolidated entities in 2008 and 2007, respectively.

Interest and dividend income

The decrease in interest and dividend income in 2008 is primarily due to a lower interest rate paid on cash balances in 2008 than 2007. This was due to both a decline in short-term interest rates in the first quarter of 2008 compared to the first quarter of 2007, and a change in U.S. Cellular’s cash investments during each quarter.  During the first quarter of 2008, U.S. Cellular invested substantially all of its cash balances in money market funds that invested exclusively in short-term U.S. Treasury securities.  During the first quarter of 2007, U.S. Cellular invested substantially all of its cash balances in prime money market funds.

Fair value adjustment of derivative instruments

Fair value adjustment of derivative instruments in 2007 reflected the change in the fair value of the bifurcated embedded collars within the variable prepaid forward contracts related to the Vodafone Group Plc American Depositary Receipts (“ADRs”) not designated as a hedge.  U.S. Cellular settled the forward contracts related to the Vodafone ADRs and sold the remaining ADRs in May 2007.

Interest Expense

The decrease in interest expense in 2008 was primarily due to U.S. Cellular settling its variable prepaid forward contracts and paying down its outstanding revolving credit facility balance in May 2007.

Income Taxes

The overall effective tax rate on income before income taxes and minority interest for the three months ended March 31, 2008 and 2007 was 38.9% and 35.9%, respectively. The effective tax rate for the 2007 period reflected lower state income tax rates.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and guidance in U.S. GAAP. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to an entity’s own fair value assumptions about market participant assumptions as the lowest level. In February 2008, the FASB issued FSP FAS 157-2, to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. U.S. Cellular adopted SFAS 157 for its financial assets and liabilities effective January 1, 2008 (See Note 5 - Fair Value Measurements in the Notes to the Consolidated Financial Statements for more information related to U.S. Cellular’s adoption of SFAS 157 for its financial assets and liabilities). U.S. Cellular is currently reviewing the adoption requirements related to its nonfinancial assets and liabilities and has not yet determined the impact, if any, on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations—a replacement of FASB Statement No. 141 (“SFAS 141(R)”). SFAS 141(R) replaces FASB Statement No. 141, Business Combinations (“SFAS 141”). SFAS 141(R) retains the underlying concept of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method, a method that requires the acquirer to measure and recognize the acquiree on an entire entity basis and recognize the assets acquired and liabilities assumed at their fair values as of the date of acquisition. However, SFAS 141(R) changes the method of applying the acquisition method in a number of significant aspects, such as requiring the expensing of transaction costs previously capitalized and requiring the accrual at fair value of certain contractual and noncontractual contingencies.  SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). U.S. Cellular is currently reviewing the requirements of SFAS 141(R) and has not yet determined the impact, if any, on its financial position or results of operations.

In December 2007, the FASB issued SFAS No.160, Consolidated Financial Statements, Including Accounting and Reporting of Noncontrolling Interests in Subsidiaries—a replacement of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to establish new standards that will govern the accounting and reporting of (1) noncontrolling interests (commonly referred to as minority interests) in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. It also establishes that once control of a subsidiary is obtained, changes in ownership interests in that subsidiary that do not result in a loss of control shall be accounted for as equity transactions, not as step acquisitions under SFAS 141. SFAS 160 is effective on a prospective basis for U.S. Cellular’s 2009 financial statements, except for the presentation and disclosure requirements, which will be applied retrospectively. U.S. Cellular is currently reviewing the requirements of SFAS 160 and has not yet determined the impact, if any, on its financial position or results of operations.

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. The Statement specifically requires entities to provide enhanced disclosures addressing the following (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for U.S Cellular’s 2009 financial statements. However, U.S. Cellular currently does not have any derivative instruments and, therefore, U.S. Cellular does not expect SFAS 161 to have an impact on its disclosures.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for U.S. Cellular’s 2009 financial statements. U.S. Cellular does not anticipate that the adoption of FSP FAS 142-3 will have an impact on its financial position or results of operations.

FINANCIAL RESOURCES

U.S. Cellular operates a capital- and marketing-intensive business. In recent years, U.S. Cellular has generated cash from its operating activities, received cash proceeds from divestitures, used short-term credit facilities and used long-term debt financing to fund its acquisitions including licenses, construction costs and operating expenses.  U.S. Cellular anticipates further increases in wireless customers, revenues, operating expenses, cash flows from operating activities and capital expenditures in the future.  Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors.  The following table provides a summary of U.S. Cellular’s cash flow activities for the periods shown:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$229,797	$255,066
Investing activities	(206,613)	(127,025)
Financing activities	(11,242)	28,903
Net increase in cash and cash equivalents	$11,942	$156,944

Cash Flows from Operating Activities

Excluding changes in assets and liabilities from operations, cash flows from operating activities totaled $241.8 million in 2008 and $208.2 million in 2007.  Changes in assets and liabilities from operations required $12.0 million in 2008 and provided $46.9 million in 2007.  In 2008, an increase in accrued taxes ($32.9 million) was more than offset by changes in other working capital accounts, primarily inventory and accrued compensation; in 2007, an increase in accrued taxes ($47.2 million) was partially offset by changes in other working capital accounts.

The following table is a summary of the components of cash flows from operating activities:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Net income	$70,557	$74,401
Adjustments to reconcile net income to net cash provided by operating activities	171,253	133,807
	$241,810	$208,208
Changes in assets and liabilities	(12,013)	46,858
	$229,797	$255,066

Cash Flows from Investing Activities

U.S. Cellular makes substantial investments each year to construct and upgrade modern high quality wireless communications networks and facilities as a basis for creating long term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue-enhancing and cost reducing upgrades of U.S. Cellular’s networks. Cash flows used for investing activities also represent cash required for the acquisition of wireless properties or spectrum. Proceeds from exchanges and divestiture transactions have provided funds in recent years which have partially offset the cash requirements for investing activities; however, such sources cannot be relied upon to provide continuing or regular sources of financing.

The primary purpose of U.S. Cellular’s construction and expansion expenditures is to provide for customer growth, to upgrade service, launch new market areas, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.

Cash used for property, plant and equipment (“PP&E”) and system development expenditures totaled $111.7 million in 2008 and $109.7 million in 2007. These expenditures were financed primarily with internally generated cash and borrowings under U.S. Cellular’s revolving credit facility. These expenditures were made to fund construction of new cell sites, increase capacity in existing cell sites and switches, remodel new and existing retail stores and open new stores, and develop office systems.

Cash required for acquisitions totaled $102.0 million in 2008 and $18.2 million in 2007.  The cash required for acquisitions in 2008 included primarily the capital contribution of $97.0 million to King Street Wireless and its general partner, which was used to pay the FCC an initial deposit of $97.0 million to allow it to participate in Auction 73.  See Note 3 - Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for details of this transaction.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect changes in short-term debt balances, proceeds from the sale of long-term debt, cash used for the repayment of long-term notes and the repurchase and conversion of long-term debt securities, cash used to repurchase Common Shares and cash proceeds from re-issuance of Common Shares pursuant to stock-based compensation plans.

U.S. Cellular has used short-term debt to finance acquisitions, for general corporate purposes and to repurchase Common Shares. Internally generated funds as well as proceeds from forward contracts and the sale of non-strategic cellular and other investments, from time to time, have been used to reduce short-term debt. In addition, U.S. Cellular has taken advantage of opportunities to reduce short-term debt with proceeds from the sale of long-term debt securities.

There were no short-term borrowings under U.S. Cellular’s revolving credit facility in the first quarter of 2008.  Borrowings totaled $25.0 million in the first quarter of 2007.

The re-issuance of treasury shares, net of tax payments, in connection with employee benefits plans required $2.5 million in 2008 and provided $5.6 million in 2007.  Excess tax benefits from employee exercises of stock awards provided $0.8 million in 2008 and $1.1 million in 2007.

In the three months ended March 31, 2008, U.S. Cellular repurchased $10.8 million of Common Shares.  U.S. Cellular did not repurchase any shares in the first quarter of 2007.  U.S. Cellular also received $4.6 million in 2008 from an investment banking firm for the final settlement of the accelerated share repurchases made in 2007.  See Note 13 - Common Share Repurchases in the Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

U.S. Cellular believes that cash flows from operating activities, existing cash balances and funds available from lines of credit arrangements provide substantial financial flexibility for U.S. Cellular to meet both its short- and long-term needs. U.S. Cellular also may have access to public and private capital markets to help meet its long-term financing needs.

However, the availability of external financial resources is dependent on economic events, business developments, technological changes, financial conditions or other factors, some of which are not in U.S. Cellular’s control. U.S. Cellular cannot provide assurances that circumstances that could have a material adverse affect on U.S. Cellular’s liquidity or capital resources will not occur. Economic downturns, changes in financial markets or other factors could affect U.S. Cellular’s liquidity and the availability of capital. Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development, acquisition and Common Share repurchase programs. Any such reductions could have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Cash and Cash Equivalents

At March 31, 2008, U.S. Cellular had $216.5 million in cash and cash equivalents, which include cash and short-term, highly liquid investments with original maturities of three months or less. The primary objective of U.S. Cellular’s cash and cash equivalents investment activities is to preserve principal.  At March 31, 2008, U.S. Cellular invested substantially all of its cash balances in money market funds that invested exclusively in short-term U.S. Treasury securities. Management believes that the credit risk associated with these investments is minimal.

Revolving Credit Facility

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At March 31, 2008, outstanding letters of credit were $0.2 million, leaving $699.8 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating. U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months. At March 31, 2008, the one-month LIBOR was 2.70% and the contractual spread was 75 basis points. If U.S. Cellular provides less than two days’ notice of intent to borrow, the related borrowings bear interest at the prime rate less 50 basis points (the prime rate was 5.25% at March 31, 2008). This credit facility expires in December 2009.

On April 15, 2008, U.S. Cellular borrowed $100 million under its revolving credit facility.  These proceeds along with additional cash on hand of $103.5 million were contributed to King Street Wireless and its general partner.  King Street Wireless in turn paid $203.5 million to the FCC in order to fulfill its remaining obligation incurred upon the purchase of licenses in Auction 73.  See Note 3 - Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for more information on Auction 73.  U.S. Cellular is a limited partner of King Street Wireless and consolidates this entity pursuant to the provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46(R)”).  See Note 4 - Variable Interest Entities in the Notes to the Consolidated Financial Statements for more information on King Street Wireless.  U.S. Cellular anticipates repaying the amount borrowed from future cash flows from operations and/or long-term debt financing.

U.S. Cellular’s interest cost on its revolving credit facility would increase if its current credit rating from Moody’s Investor Service (“Moody’s”) was lowered and decrease if the rating improved. However, the credit facility would not cease to be available or accelerate solely as a result of a decline in U.S. Cellular’s credit rating. A downgrade in U.S. Cellular’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future. U.S. Cellular’s current credit ratings and the dates such ratings were issued, were as follows:

Moody’s (issued April 3, 2008)	Baa3	-	under review for possible upgrade
Standard & Poor’s (issued March 13, 2008)	BBB-	-	with positive outlook
Fitch Ratings (issued August 16, 2007)	BBB+	-	stable outlook

On April 3, 2008, Moody’s changed its outlook on U.S. Cellular’s credit rating to under review for possible upgrade from stable.

On March 13, 2008, Standard & Poor’s upgraded its credit rating on U.S. Cellular to BBB- with positive outlook from BB+ with developing outlook.

On August 16, 2007, Fitch Ratings changed its outlook on U.S. Cellular’s credit rating to stable from ratings watch negative.

The maturity date of any borrowings under U.S. Cellular’s revolving credit facility would accelerate in the event of a change in control.

The financial covenants associated with U.S. Cellular’s revolving credit facility require that U.S. Cellular maintain certain debt-to-capital and interest coverage ratios. The covenants also prescribe certain terms associated with intercompany loans from TDS or TDS subsidiaries to U.S. Cellular or U.S. Cellular subsidiaries.

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. U.S. Cellular believes it was in compliance as of March 31, 2008 with all covenants and other requirements set forth in its revolving credit facility.

Long-Term Financing

U.S. Cellular’s long-term debt indenture does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.  U.S. Cellular believes it was in compliance as of March 31, 2008 with all covenants and other requirements set forth in its long-term debt indenture.

U.S. Cellular expects to file a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) in May 2008, shortly after the filing of this Quarterly Report on Form 10-Q.  Because U.S. Cellular is a “well-known seasoned issuer” as defined in Rule 405 under the Securities Act of 1933, as amended, such registration statement will become automatically effective upon filing with the SEC and will register an indeterminate amount of debt securities.  Under such automatic shelf registration statement, U.S. Cellular will be permitted, at any time and from time to time, to sell senior debt securities in one or more offerings in an indeterminate amount.  U.S. Cellular does not have any set time frame for issuing any specific amount of debt securities under such registration statement at the present time.  U.S. Cellular’s ability to complete an offering pursuant to such shelf registration statement will be dependent on market conditions and other factors at the time.

Marketable Equity Securities

U.S. Cellular holds Rural Cellular Corporation (“RCCC”) Common Shares.  RCCC is publicly traded and has readily available quoted market prices. The current investment in RCCC is the result of a consolidation of several cellular partnerships in which U.S. Cellular subsidiaries held interests in RCCC, and the distribution of RCCC stock in exchange for these interests. At March 31, 2008 and 2007, U.S. Cellular owned 370,882 Common Shares of RCCC. On July 30, 2007, RCCC announced that Verizon Wireless agreed to purchase the outstanding shares of RCCC for $45 per share in cash. The acquisition is expected to close in 2008 and, therefore, the investment is classified as a Current Asset in U.S. Cellular’s Consolidated Balance Sheet as of March 31, 2008. If the transaction closes, U.S. Cellular will receive approximately $16.7 million in cash, recognize a $16.4 million pre-tax gain and cease to own any interest in RCCC.

Capital Expenditures

U.S. Cellular’s estimated capital expenditures for 2008 are approximately $565 - $615 million. These expenditures primarily address the following needs:

•                  expand and enhance U.S. Cellular’s coverage in its service areas;

•                  provide additional capacity to accommodate increased network usage by current customers; and

•                  enhance U.S. Cellular’s retail store network and office systems.

U.S. Cellular plans to finance its capital expenditures program using cash on hand, cash flows from operating activities and short-term debt.

Acquisitions, Divestitures and Exchanges

U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, U.S. Cellular reviews attractive opportunities to acquire additional operating markets and wireless spectrum. In addition, U.S. Cellular may seek to divest outright or include in exchanges for other wireless interests those markets and wireless interests that are not strategic to its long-term success. U.S. Cellular from time to time may be engaged in negotiations relating to the acquisition, divestiture or exchange of companies, strategic properties or wireless spectrum.  In general, U.S. Cellular may not disclose such transactions until there is a definitive agreement.

See Note 3 - Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for details on 2008 transactions.

Variable Interest Entities

U.S. Cellular consolidates certain variable interest entities pursuant to FIN 46(R).  See Note 4 - Variable Interest Entities in the Notes to the Consolidated Financial Statements for the details of these variable interest entities.  U.S. Cellular may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

Common Share Repurchases

U.S. Cellular has and expects to continue to repurchase its Common Shares subject to the repurchase program.  For details of the repurchase program and repurchases during the three months ended March 31, 2008, see Note 13 - Common Share Repurchases in the Notes to the Consolidated Financial Statements.

Contractual and Other Obligations

The Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2007, did not include any liabilities related to unrecognized tax benefits under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).  U.S. Cellular is unable to predict the period of settlement of such FIN 48 liabilities.  Subject to the foregoing, there has been no material change to Contractual and Other Obligations or FIN 48 liabilities between December 31, 2007 and March 31, 2008, except as follows:

As disclosed in Note 3 - Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements, on March 20, 2008, the FCC announced that King Street Wireless was the provisional winning bidder for 152 licenses for an aggregate bid of $300.5 million, net of its designated entity discount of 25%.  As disclosed in Note 4 - Variable Interest Entities in the Notes to the Consolidated Financial Statements, U.S. Cellular consolidates King Street Wireless and its general partner pursuant to FIN 46(R).  King Street Wireless’ bid amount, less the initial deposit, was paid to the FCC in April 2008.  In January 2008, U.S. Cellular made capital contributions and advances to King Street Wireless and its general partner of $97.0 million, which were used by King Street Wireless to pay the FCC an initial deposit of $97.0 million to allow it to participate in Auction 73.  Also, during April 2008, U.S. Cellular made additional capital contributions and advances to King Street Wireless and its general partner of $203.5 million in cash and King Street Wireless then paid this amount to the FCC in April 2008 to fulfill its remaining obligation ($300.5 million aggregate bid less $97.0 million deposit) for the licenses for which it was the provisional winning bidder in the auction.

Off-Balance Sheet Arrangements

U.S. Cellular has no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, cash flows from operating activities, liquidity, capital resources or financial flexibility.

Investments in Unconsolidated Entities. U.S. Cellular has certain investments in unconsolidated entities that represent variable interests. The investments in unconsolidated entities total $172.6 million as of March 31, 2008 and are accounted for using either the equity or cost method. U.S. Cellular’s maximum accounting loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

Indemnity Agreements. U.S. Cellular enters into agreements in the normal course of business that provide for indemnification of counterparties. These agreements include certain asset sales and financings with other parties. The terms of the indemnification vary by agreement. The events or circumstances that would require U.S. Cellular to perform under these indemnities are transaction specific; however, these agreements may require U.S. Cellular to indemnify the counterparty for costs and losses incurred from litigation or claims arising from the underlying transaction. U.S. Cellular is unable to estimate the maximum potential liability for these types of indemnifications as the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Accordingly, no amounts have been recorded in the financial statements related to such agreements. Historically, U.S. Cellular has not made any significant indemnification payments under such agreements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both included in U.S. Cellular’s Form 10-K for the year ended December 31, 2007. There were no material changes to U.S. Cellular’s significant accounting policies or application of critical accounting policies during the first three months of 2008, except as discussed in Note 5 - Fair Value Measurements in the Notes to the Consolidated Financial Statements included herein, related to the adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q, including exhibits, contains statements that are not based on historical fact and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that U.S. Cellular intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully discussed under “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2007.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  U.S. Cellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the Risk Factors in U.S. Cellular’s Form 10-K for the year ended December 31, 2007, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to U.S. Cellular’s business.

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

•                  Changes in access to content for data or video services or access to new handsets being developed by vendors, or an inability to manage its supply chain or inventory successfully, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

•                  A failure by U.S. Cellular’s business to acquire adequate radio spectrum could have an adverse effect on U.S. Cellular’s business and operations.

•                  To the extent conducted by the FCC, U.S. Cellular is likely to participate in FCC auctions of additional spectrum in the future and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on U.S. Cellular.

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

•                  Changes in various business factors could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations. These factors include, but are not limited to, demand for or usage of services; the pricing of services; the overall size and growth rate of U.S. Cellular’s customer base; average revenue per unit; penetration rates; churn rates; selling expenses; net customer acquisition and retention costs; roaming rates; minutes of use; the mix of products and services offered by U.S. Cellular and purchased by customers; and the costs of providing products and services.

•                  Advances or changes in telecommunications technology, such as Voice over Internet Protocol, WiMAX or Long-Term Evolution (LTE), could render certain technologies used by U.S. Cellular obsolete, could reduce U.S. Cellular’s revenues or could increase its costs of doing business.

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

•                  A failure by U.S. Cellular to complete significant network construction and system implementation as part of its plans to improve the quality, coverage, capabilities and capacity of its network could have an adverse effect on its operations.

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

•                  A failure to successfully remediate the existing material weakness in internal control over financial reporting in a timely manner or the identification of additional material weaknesses in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or fail to prevent fraud, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

You are referred to a further discussion of these risks as set forth under “Risk Factors” in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2007.  U.S. Cellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.  Readers should evaluate any statements in light of these important factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Long-term Debt

As of March 31, 2008, the majority of U.S. Cellular’s debt is in the form of long-term, fixed-rate notes with original maturities ranging up to 30 years. Fluctuations in market interest rates can lead to fluctuations in the fair value of these fixed-rate notes.

Refer to the disclosure under Market Risk – Long Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2007, for additional information regarding required principal payments and weighted average interest rates related to U.S. Cellular’s long-term debt.

Marketable Equity Securities

U.S. Cellular holds available-for-sale marketable equity securities. The market value of these investments aggregated $16.4 million at March 31, 2008 and $16.4 million at December 31, 2007. U.S. Cellular’s cumulative net unrealized holding gain, net of tax, included in Accumulated other comprehensive income was $10.2 million at March 31, 2008.

The following analysis presents the hypothetical change in the fair value of U.S. Cellular’s marketable equity securities at March 31, 2008, assuming hypothetical price fluctuations of plus and minus 10%, 20% and 30%.

	March 31,	Valuation of investments
	2008	assuming indicated increase
(Dollars in millions)	Fair Value	10%	20%	30%
Marketable Equity Securities	$16.4	$18.0	$19.7	$21.3

	March 31, 2008	Valuation of investments assuming indicated decrease

(Dollars in millions)	Fair Value	-10%	-20%	-30%
Marketable Equity Securities	$16.4	$14.8	$13.1	$11.5

The table above presents hypothetical information as required by SEC rules. The marketable equity securities held at March 31, 2008 represent 370,882 common shares of Rural Cellular Corporation (“RCCC”).  On July 30, 2007, RCCC announced that Verizon Wireless agreed to purchase all of the outstanding shares of RCCC for $45 per share in cash.  The transaction is expected to close in 2008 and, therefore, the investment is classified as a Current Asset in U.S. Cellular’s Consolidated Balance Sheet as of March 31, 2008.  If the transaction closes, U.S. Cellular will receive approximately $16.7 million in cash, recognize a $16.4 million pre-tax gain and cease to own any interest in RCCC.

Item 4. Controls and Procedures

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that U.S. Cellular’s disclosure controls and procedures were not effective as of March 31, 2008 because of the material weakness in accounting for income taxes described below.  Notwithstanding the material weakness that existed as of March 31, 2008, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of U.S. Cellular in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management identified the following material weakness in internal control over financial reporting as of December 31, 2007, which continued to exist at March 31, 2008:

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

Remediation of Material Weakness in Internal Control Over Financial Reporting

Management has been and is currently addressing this material weakness in internal control over financial reporting and is committed to remediating it as expeditiously as possible.

TDS provides shared services to U.S. Cellular including assistance with accounting for income taxes.  During 2007, TDS implemented tax provisioning software which enhanced internal controls related to accounting for income taxes on a TDS enterprise-wide basis, including U.S. Cellular. Further, during 2007, TDS took the following steps:

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

•                  Provided extensive training to associates to strengthen their technical expertise in U.S. GAAP, including accounting for income taxes.

•                  Reorganized the tax department to have a separate group responsible solely for income tax accounting which reports directly to the Senior Vice President and Corporate Controller.

TDS is in the process of implementing additional controls to address the remaining income tax accounting control deficiencies which together constitute a material weakness at December 31, 2007 and March 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

U.S. Cellular is involved or may be involved from time to time in legal proceedings before the FCC, other regulatory authorities, and/or various state and federal courts.  If U.S. Cellular believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss.  If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued.  The assessment of the expected outcomes of legal proceedings is a highly subjective process that requires judgments about future events.  The legal proceedings are reviewed at least quarterly to determine the adequacy of accruals and related financial statement disclosures.  The ultimate outcomes of legal proceedings could differ materially from amounts accrued in the financial statements.

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2007, which could materially affect U.S. Cellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2007 may not be the only risks that may affect U.S. Cellular.  Additional unidentified or unrecognized risks and uncertainties may materially adversely affect U.S. Cellular’s business, financial condition and/or operating results. Subject to the foregoing, U.S. Cellular has not identified for disclosure any material changes to the risk factors as previously disclosed in U.S. Cellular’s Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors of U.S. Cellular has authorized the repurchase of up to 1% of the outstanding U.S. Cellular Common Shares held by non-affiliates in each three month period, primarily for use in employee benefit plans (the “Limited Authorization”).  This authorization does not have an expiration date.

During the three months ended March 31, 2008, U.S. Cellular repurchased 150,000 Common Shares for $10.8 million, or an average of $71.70 per share pursuant to this authorization. U.S. Cellular did not repurchase any Common Shares in the first quarter of 2007.

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC), of U.S. Cellular Common Shares during the quarter covered by this Form 10-Q.

			(c)	(d)
			Total Number of	Maximum Number of
	(a)	(b)	Common Shares	Common Shares that
	Total Number	Average Price	Purchased as Part of	May Yet Be Purchased
	of Common	Paid per	Publicly Announced	Under the
Period	Shares Purchased(1)	Common Share	Plans or Programs (2)	Plans or Programs (3)
January 1 – 31, 2008	150,000	$71.70	150,000	18,000
February 1 – 29, 2008	—	—	—	18,000
March 1 – 31, 2008	—	—	—	18,000
Total for or as of end of the quarter ended
March 31, 2008	150,000	$71.70	150,000	18,000

(1)         Reflects purchases pursuant to the Limited Authorization applicable to the three-month period from January 18, 2008 to April 18, 2008.

(2)         In January 2008, U.S. Cellular purchased 150,000 Common Shares, utilizing a substantial amount of the maximum number of shares available for purchase under the Limited Authorization, which was slightly more than 168,000.

(3)         Represents the remaining number of shares that could have been purchased during the period from April 1, 2008 to April 18, 2008 pursuant to the Limited Authorization applicable to the three-month period from January 18, 2008 to April 18, 2008.  No additional shares were purchased during this period.

The following is additional information with respect to the Limited Authorization:

i.                                         The date the program was announced was May 15, 2000 by Form 10-Q.

ii.                                      The share amount originally approved was up to 1% of the number of outstanding Common Shares of U.S. Cellular not held by TDS or any affiliate thereof in any three-month period. As of March 31, 2008, this permitted U.S. Cellular to acquire slightly more than 18,000 Common Shares by April 18, 2008 based on the number of unaffiliated Common Shares outstanding on such date, reflecting the fact that 150,000 shares were purchased within the preceding three months.

iii.                                   There is no expiration date for the program.

iv.                                  No Common Share repurchase program has expired during the first quarter of 2008.

v.                                     U.S. Cellular has not determined to terminate the foregoing Common Share repurchase program prior to expiration, or to cease making further purchases thereunder, during the first quarter of 2008.

Item 5. Other Information.

1.               The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 - Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

On April 15, 2008, U.S. Cellular borrowed $100 million under its revolving credit facility.  U.S. Cellular anticipates repaying the amount borrowed from future cash flows from operations and/or long-term debt financing.

The foregoing description is qualified by reference to the description of the Revolving Credit Facility under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 9, 2004, and a copy of the Revolving Credit Facility, which is included as Exhibit 4.1 of U.S. Cellular’s Current Report on such Form 8-K dated December 9, 2004 and is incorporated by reference herein.

2.               The following information is being provided to update prior disclosures made with respect to Form 8-K, Item 5.02(e) - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On August 8, 2007, U.S. Cellular’s Chairman approved an Executive Bonus Plan for 2007.  A copy of this plan was filed with the SEC on a Form 8-K dated August 9, 2007.  This plan applies to the below named executive officers other than John E. Rooney, President and CEO of U.S. Cellular.  However, the Chairman of U.S. Cellular also considers the performance under this plan in determining the amount of bonus for Mr. Rooney.  For disclosure purposes, the amount of bonus paid on March 14, 2008 with respect to 2007 performance to the named executive officers was as follows:

	John E. Rooney	Steven T. Campbell	Jay M. Ellison	Michael S. Irizarry	Jeffrey J. Childs
Total Bonus for 2007 paid in 2008	$675,000	$252,000	$401,000	$275,000	$204,000

Although the performance factors set forth in the Bonus Plan are considered in determining the amount of the bonus paid, the entire amount of the bonus paid to each of the named executive officers is discretionary and subject to approval by the Chairman.  The officers are not entitled to any amount of bonus unless and only to the extent awarded and paid.  Performance measures are only one category of the factors used to determine the amount of the bonus, all of which is discretionary.  These amounts and the calculation thereof will be reported in the Compensation Discussion and Analysis to be included in U.S. Cellular’s 2009 proxy statement.

Item 6. Exhibits

Exhibit 10.1 - Form of U.S. Cellular 2005 Long-Term Incentive Plan Stock Option Award Agreement to be used for grants to John E. Rooney, is hereby incorporated by reference to U.S. Cellular’s Current Report on Form 8-K dated March 13, 2008.

Exhibit 10.2 - Form of U.S. Cellular 2005 Long-Term Incentive Plan Restricted Stock Unit Award Agreement to be used for grants to John E. Rooney, is hereby incorporated by reference to U.S. Cellular’s Current Report on Form 8-K dated March 13, 2008.

Exhibit 10.3 - Form of U.S. Cellular 2005 Long-Term Incentive Plan Stock Option Award Agreement to be used for grants to executive officers other than John E. Rooney, is hereby incorporated by reference to U.S. Cellular’s Current Report on Form 8-K dated March 13, 2008.

Exhibit 10.4 - Form of U.S. Cellular 2005 Long-Term Incentive Plan Restricted Stock Unit Award Agreement to be used for grants to executive officers other than John E. Rooney, is hereby incorporated by reference to U.S. Cellular’s Current Report on Form 8-K dated March 13, 2008.

Exhibit 11 – Statement regarding computation of per share earnings is included herein as Note 7 of the Notes to the Consolidated Financial Statements.

Exhibit 12 – Statement regarding computation of ratios of earnings to fixed charges.

Exhibit 31.1 – Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in U.S. Cellular’s Form 10-K for the year ended December 31, 2007.  Reference is made to U.S. Cellular’s Form 10-K for the year ended December 31, 2007 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION

(Registrant)

/s/ John E. Rooney
Date: May 7, 2008	John E. Rooney
President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2008	/s/ Steven T. Campbell
Steven T. Campbell
Executive Vice President-Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 7, 2008	/s/ Kenneth R. Meyers
Kenneth R. Meyers
Chief Accounting Officer
(Principal Accounting Officer)

Signature page for the U.S. Cellular 2008 First Quarter Form 10-Q