Form 10-Q
period 2008-06-30
UNITED STATES CELLULAR CORP
filed 2008-08-07
CIK 821130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008 OR

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2008
Common Shares, $1 par value	54,472,294 Shares
Series A Common Shares, $1 par value	33,005,877 Shares

United States Cellular Corporation

Quarterly Report on Form 10-Q

For The Period Ended June 30, 2008

Part I.  Financial Information

Item I.  Financial Statements

United States Cellular Corporation

Consolidated Statements of Operations

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars and shares in thousands, except per share amounts)
Operating Revenues
Service	$987,352	$906,218	$1,949,446	$1,766,801
Equipment sales	73,240	65,428	149,002	139,519
Total Operating Revenues	1,060,592	971,646	2,098,448	1,906,320
Operating Expenses
System operations (excluding Depreciation, amortization and accretion reported below)	196,652	176,409	387,668	343,693
Cost of equipment sold	172,194	148,241	346,231	298,985
Selling, general and administrative	422,367	374,668	830,001	733,534

(including charges from affiliates of $26.4 million and $30.9 million for the three months ended June 30, 2008 and 2007, respectively, and $54.9 million and $58.7 million for the six months ended June 30, 2008 and 2007, respectively)

Depreciation, amortization and accretion	145,258	146,024	287,788	291,976
Loss on asset disposals, net	6,219	2,832	9,892	6,137

Total Operating Expenses	942,690	848,174	1,861,580	1,674,325

Operating Income	117,902	123,472	236,868	231,995

Investment and Other Income (Expense)
Equity in earnings of unconsolidated entities	22,807	22,980	44,042	46,078
Interest and dividend income	1,429	2,653	3,334	5,203
Fair value adjustment of derivative instruments	—	(17,849)	—	(5,388)
Gain on sale of investments	—	131,686	—	131,686
Interest expense	(20,774)	(21,325)	(40,889)	(45,009)
Other, net	600	91	718	(494)
Total Investment and Other Income (Expense)	4,062	118,236	7,205	132,076

Income Before Income Taxes and Minority Interest	121,964	241,708	244,073	364,071
Income tax expense	44,016	91,500	91,556	135,388

Income Before Minority Interest	77,948	150,208	152,517	228,683
Minority share of income, net of tax	(5,346)	(2,637)	(9,358)	(6,711)

Net Income	$72,602	$147,571	$143,159	$221,972

Basic Weighted Average Shares Outstanding	87,571	87,590	87,571	87,735
Basic Earnings Per Share	$0.83	$1.68	$1.63	$2.53

Diluted Weighted Average Shares Outstanding	87,872	88,410	87,963	88,615
Diluted Earnings Per Share	$0.83	$1.67	$1.63	$2.50

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$143,159	$221,972
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	287,788	291,976
Bad debts expense	32,426	23,870
Stock-based compensation expense	6,481	8,177
Deferred income taxes, net	27,231	5,002
Equity in earnings of unconsolidated entities	(44,042)	(46,078)
Distributions from unconsolidated entities	45,569	43,169
Minority share of income	9,358	6,711
Unrealized fair value adjustment of derivative instruments	—	5,388
Gain on sale of investments	—	(131,686)
Loss on asset disposals, net	9,892	6,137
Noncash interest expense	886	890
Excess tax benefit from stock awards	(896)	(9,679)
Other operating activities	—	(5,000)
Changes in assets and liabilities from operations
Change in accounts receivable	(50,059)	(30,103)
Change in inventory	(19,816)	(770)
Change in accounts payable - trade	2,838	(3,781)
Change in accounts payable - affiliate	171	(3,530)
Change in customer deposits and deferred revenues	10,406	17,606
Change in accrued taxes	1,471	60,418
Change in accrued interest	455	(742)
Change in other assets and liabilities	(36,486)	(19,510)
	426,832	440,437

Cash Flows from Investing Activities
Additions to property, plant and equipment	(249,500)	(246,790)
Proceeds from sale of investments	—	4,301
Cash received from divestitures	6,838	4,277
Cash paid for acquisitions	(312,615)	(18,283)
Other investing activities	(1,215)	(156)
	(556,492)	(256,651)

Cash Flows from Financing Activities
Issuance of notes payable	100,000	25,000
Repayment of notes payable	(50,000)	(60,000)
Common shares reissued, net of tax payments	(1,878)	9,223
Common shares repurchased	(14,516)	(49,057)
Excess tax benefit from stock awards	896	9,679
Capital distributions to minority partners	(6,022)	(5,461)
Other financing activities	(2,198)	—
	26,282	(70,616)

Net Increase (Decrease) in Cash and Cash Equivalents	(103,378)	113,170

Cash and Cash Equivalents
Beginning of period	204,533	32,912
End of period	$101,155	$146,082

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheets

Assets

	June 30,
	2008	December 31,
	(Unaudited)	2007
	(Dollars in thousands)
Current Assets
Cash and cash equivalents	$101,155	$204,533
Accounts receivable
Customers, less allowances of $9,383 and $12,305, respectively	338,091	327,076
Roaming	42,528	35,412
Affiliated	99	12,857
Other, less allowances of $249 and $112, respectively	61,697	60,152
Marketable equity securities	16,508	16,352
Inventory	120,817	100,990
Prepaid expenses	51,923	41,588
Net deferred income tax asset	18,235	18,566
Other current assets	24,213	16,227
	775,266	833,753
Investments
Licenses	1,792,728	1,482,446
Goodwill	493,918	491,316
Customer lists, net of accumulated amortization of $84,461 and $80,492, respectively	12,451	15,375
Investments in unconsolidated entities	157,162	157,693
Notes and interest receivable – long-term	4,359	4,422
	2,460,618	2,151,252
Property, Plant and Equipment
In service and under construction	5,612,054	5,409,115
Less accumulated depreciation	3,045,114	2,814,019
	2,566,940	2,595,096

Other Assets and Deferred Charges	29,728	31,773

Total Assets	$5,832,552	$5,611,874

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheets

Liabilities and Shareholders’ Equity

	June 30,
	2008	December 31,
	(Unaudited)	2007
	(Dollars in thousands)
Current Liabilities
Notes payable	$50,000	$—
Accounts payable
Affiliated	8,690	8,519
Trade	256,196	252,272
Customer deposits and deferred revenues	153,860	143,445
Accrued taxes	42,969	43,105
Accrued compensation	36,680	59,224
Other current liabilities	97,220	97,678
	645,615	604,243

Deferred Liabilities and Credits
Net deferred income tax liability	580,193	554,412
Asset retirement obligation	133,802	126,844
Other deferred liabilities and credits	85,602	84,530
	799,597	765,786

Long-Term Debt	1,007,054	1,002,293

Commitments and Contingencies

Minority Interest	48,391	43,396

Common Shareholders’ Equity
Common Shares, par value $1 per share; authorized 140,000,000 shares; issued 55,045,685 shares	55,046	55,046
Series A Common Shares, par value $1 per share; authorized 50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006
Additional paid-in capital	1,329,212	1,316,042
Treasury Shares, at cost, 573,391 and 455,287 Common Shares, respectively	(45,414)	(41,094)
Accumulated other comprehensive income	10,233	10,134
Retained earnings	1,949,812	1,823,022
	3,331,895	3,196,156
Total Liabilities and Shareholders’ Equity	$5,832,552	$5,611,874

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of June 30, 2008 and December 31, 2007, the results of operations for the three and six months ended June 30, 2008 and 2007, and the cash flows for the six months ended June 30, 2008 and 2007.  The results of operations for the three and six months ended June 30, 2008 and cash flows for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

2.              Summary of Significant Accounting Policies

Pension Plan

U.S. Cellular participates in a qualified noncontributory defined contribution pension plan sponsored by Telephone and Data Systems, Inc. (“TDS”), U.S. Cellular’s parent organization.  The plan provides pension benefits for the employees of U.S. Cellular and its subsidiaries.  Under this plan, pension benefits and costs are calculated separately for each participant and are funded annually.  Pension costs were $2.4 million and $5.2 million for the three and six months ended June 30, 2008, respectively; and $2.0 million and $4.1 million for the three and six months ended June 30, 2007, respectively.

Amounts Collected from Customers and Remitted to Governmental Authorities

U.S. Cellular records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.  If the tax is assessed upon U.S. Cellular, the amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses.  The amounts recorded gross in Service revenues that are billed to customers and remitted to governmental authorities totaled $36.3 million and $69.5 million for the three and six months ended June 30, 2008, respectively; and $33.5 million and $60.9 million for the three and six months ended June 30, 2007, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and guidance in U.S. GAAP. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to an entity’s own fair value assumptions about market participant assumptions as the lowest level. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. U.S. Cellular adopted SFAS 157 for its financial assets and liabilities effective January 1, 2008 (See Note 6 - Fair Value Measurements for more information related to U.S. Cellular’s adoption of SFAS 157 for its financial assets and liabilities). U.S. Cellular is currently reviewing the adoption requirements related to its nonfinancial assets and liabilities and has not yet determined the impact, if any, on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations—a replacement of FASB Statement No. 141 (“SFAS 141(R)”). SFAS 141(R) replaces FASB Statement No. 141, Business Combinations (“SFAS 141”). SFAS 141(R) retains the underlying concept of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method, a method that requires the acquirer to measure and recognize the acquiree on an entire entity basis and recognize the assets acquired and liabilities assumed at their fair values as of the date of acquisition. However, SFAS 141(R) changes the method of applying the acquisition method in a number of significant aspects, such as requiring the expensing of transaction costs previously capitalized and requiring the accrual at fair value of certain contractual and noncontractual contingencies.  SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) also would be determined in accordance with the provisions of SFAS 141(R). U.S. Cellular is currently reviewing the requirements of SFAS 141(R) and has not yet determined the impact, if any, on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Consolidated Financial Statements, Including Accounting and Reporting of Noncontrolling Interests in Subsidiaries—a replacement of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to establish new standards that will govern the accounting and reporting of (1) noncontrolling interests (commonly referred to as minority interests) in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. SFAS 160 also establishes that once control of a subsidiary is obtained, changes in ownership interests in that subsidiary that do not result in a loss of control shall be accounted for as equity transactions, not as step acquisitions under SFAS 141.  SFAS 160 is effective for U.S. Cellular on a prospective basis beginning January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively. U.S. Cellular is currently reviewing the requirements of SFAS 160 and has not yet determined the impact, if any, on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. The Statement specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for U.S. Cellular beginning January 1, 2009. As of June 30, 2008, U.S. Cellular did not hold any derivative instruments.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for U.S. Cellular beginning January 1, 2009. U.S. Cellular does not anticipate that the adoption of FSP FAS 142-3 will have an impact on its financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles. U.S. Cellular does not anticipate that the adoption of SFAS 162 will have an impact on its financial statements or disclosures.

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

Transactions Pending as of June 30, 2008:

U.S. Cellular participated in the Federal Communications Commission (“FCC”) auction of spectrum in the 700 megahertz band, known as Auction 73, indirectly through its interest in King Street Wireless, L.P. (“King Street Wireless”).  U.S. Cellular is a limited partner in King Street Wireless.  King Street Wireless qualified as a “designated entity” and is eligible to receive a 25% bid credit available to “very small businesses,” defined as businesses having annual gross revenues of less than $15 million.  As discussed in Note 5 – Variable Interest Entities, U.S. Cellular consolidates King Street Wireless.

The FCC released the results of Auction 73 on March 20, 2008.  King Street Wireless was the provisional winning bidder for 152 licenses for an aggregate bid of $300.5 million, net of its designated entity discount of 25%.  This amount is recorded as a component of Licenses in U.S. Cellular’s June 30, 2008 Consolidated Balance Sheet.  During the six months ended June 30, 2008, U.S. Cellular made capital contributions and advances to King Street Wireless and its general partner of $300.5 million. King Street Wireless paid this amount to the FCC for the licenses for which it was the provisional winning bidder in the auction. U.S. Cellular may agree to make additional capital contributions and/or advances to King Street Wireless and/or its general partner to provide additional funding for the development of such licenses.  U.S. Cellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or long-term debt.  There is no assurance that U.S. Cellular will be able to obtain additional financing on commercially reasonable terms or at all.  While the bidding in Auction 73 has ended, the FCC has awarded only a few of the licenses to winning bidders. There is no prescribed timeframe for the FCC to review the qualifications of the various winning bidders and award licenses.  The licenses expected to be awarded to King Street Wireless cover areas that overlap or are proximate or contiguous to areas covered by licenses that U.S. Cellular currently owns, operates and/or consolidates.

Transactions Completed as of June 30, 2008:

On March 21, 2008, U.S. Cellular entered into an agreement to acquire the remaining 50% ownership interest of North Carolina RSA 1 Partnership, a wireless market operator in which U.S. Cellular had previously owned a 50% non-operating, unconsolidated interest, for $6.9 million in cash.  On May 30, 2008, U.S. Cellular completed this transaction.

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

On November 30, 2007, U.S. Cellular entered into an exchange agreement with Sprint Nextel Corporation which provided for U.S. Cellular to receive personal communication service (“PCS”) spectrum in eight licenses covering portions of Oklahoma, West Virginia, Maryland and Iowa, in exchange for U.S. Cellular delivering PCS spectrum in eight licenses covering portions of Illinois.  In connection with the exchange, U.S. Cellular recognized a pre-tax loss of $20.8 million during the fourth quarter of 2007.  This transaction closed on March 19, 2008.

U.S. Cellular’s acquisitions for the six months ended June 30, 2008 and the allocation of the purchase price for each respective acquisition were as follows:

		Allocation of Purchase Price
(Dollars in thousands)	Purchase price(1)	Goodwill(2)	Licenses	Customer lists	Net tangible assets/(liabilities)
U.S. Cellular Acquisitions
Auction 73 Licenses	$300,479	$—	$300,479	$—	$—
Maine Licenses	5,000	—	5,000	—	—
North Carolina RSA 1 Partnership	6,900	1,632	4,180	81	1,007
Other	1,891	970	623	964	(666)
Total	$314,270	$2,602	$310,282	$1,045	$341

(1)	An aggregate of $1.7 million is recorded as a component of Other current liabilities in U.S. Cellular’s June 30, 2008 Consolidated Balance Sheet.

(2)	The goodwill associated with the acquisition of the North Carolina RSA 1 partnership is deductible for tax purposes.

Unaudited pro-forma financial information related to U.S. Cellular’s 2008 acquisitions has not been presented because these acquisitions, individually and in the aggregate, were not material to U.S. Cellular’s consolidated results of operations for the six months ended June 30, 2008.

4.              Gain on Sale of Investments

Prior to and during May 2007, U.S. Cellular held Vodafone American Depository Receipts (“ADRs”) which were obtained in connection with the sale of non-strategic investments.  U.S. Cellular entered into a number of variable prepaid forward contracts (“forward contracts”) related to the Vodafone ADRs that it held.  The forward contracts matured in May 2007. U.S. Cellular settled the forward contracts by delivery of Vodafone ADRs pursuant to the formula in such forward contracts and then disposed of all remaining Vodafone ADRs. U.S. Cellular recognized a pre-tax gain of $131.7 million at the time of delivery and sale of the shares in May 2007. As a result, after this settlement in May 2007, U.S. Cellular no longer owned any Vodafone ADRs and no longer had any liability or other obligations under the related forward contracts.

5.              Variable Interest Entities

As of June 30, 2008, U.S. Cellular consolidates the following variable interest entities:

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

As of June 30, 2008, U.S. Cellular has made capital contributions and advances to Barat Wireless and/or its general partner of $127.3 million; of this amount, $127.1 million is included in Licenses in the Consolidated Balance Sheets.

U.S. Cellular is a limited partner in Carroll Wireless, an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 58. Carroll Wireless was qualified to bid on “closed licenses” that were available only to companies included under the FCC definition of “entrepreneurs,” which are small businesses that have a limited amount of assets and revenues. In addition, Carroll Wireless bid on “open licenses” that were not subject to restriction. With respect to these open licenses, however, Carroll Wireless was qualified to receive a 25% bid credit available to “very small businesses” which were defined as having average annual gross revenues of less than $15 million. Carroll Wireless was a successful bidder for 16 licenses in Auction 58, which ended on February 15, 2005. The aggregate amount paid to the FCC for the licenses was $129.7 million, net of the bid credit to which Carroll Wireless was entitled. On January 6, 2006, the FCC granted Carroll Wireless’ applications with respect to the 16 licenses for which it was the successful bidder. These licenses cover portions of 10 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

As of June 30, 2008, U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $130.1 million; of this amount, $129.7 million is included in Licenses in the Consolidated Balance Sheets.

6.              Fair Value Measurements

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

Marketable equity securities were the only financial assets on U.S. Cellular’s Balance Sheet at June 30, 2008 which required the application of SFAS 157.  U.S. Cellular did not have any financial liabilities at June 30, 2008 which required the application of SFAS 157 for valuation purposes.  U.S. Cellular’s marketable equity securities had a balance of $16.5 million at June 30, 2008, and consisted entirely of an investment in the common stock of Rural Cellular Corporation (“RCCC”).  This security is publicly traded. Fair value for this security is based upon quoted market prices for identical assets in active markets.  Therefore, these inputs are considered Level 1 inputs in accordance with the guidance set forth in SFAS 157. U.S. Cellular’s investment in RCCC is accounted for as an “available for sale” security under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Therefore, unrealized gains and losses on this investment are recorded as a component of Accumulated other comprehensive income.

7.              Income Taxes

The overall effective tax rate on income before income taxes and minority interest for the three and six months ended June 30, 2008 was 36.1% and 37.5%, respectively, and for the three and six months ended June 30, 2007 was 37.9% and 37.2%, respectively. The effective tax rate for the three months ended June 30, 2008 is lower than the three months ended June 30, 2007 primarily due to a reduction in state income tax expense.

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

The amounts used in computing Earnings per Common and Series A Common Share and the effects of potentially dilutive securities on the weighted average number of Common and Series A Common Shares are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars and shares in thousands, except earnings per share)

Net income	$72,602	$147,571	$143,159	$221,972
Weighted average number of shares used in basic earnings per share	87,571	87,590	87,571	87,735
Effect of Dilutive Securities:
Stock options(1)	181	573	227	634
Restricted stock units	120	133	165	132
Dilutive effect assuming shares delivered upon settlement of Accelerated Share Repurchase(2)	—	114	—	114

Weighted average number of shares used in diluted earnings per share	87,872	88,410	87,963	88,615

Basic Earnings per Share	$0.83	$1.68	$1.63	$2.53

Diluted Earnings per Share	$0.83	$1.67	$1.63	$2.50

(1)

Stock options exercisable into 597,695 and 336,683 Common Shares in the three and six months ended June 30, 2008, respectively, and 3,700 and 3,700 Common Shares in the three and six months ended June 30, 2007, respectively, were not included in computing Diluted Earnings per Share because their effects were antidilutive.

(2)

See Note 15 - Common Share Repurchases below for a discussion of U.S. Cellular’s purchase of 670,000 of its Common Shares from an investment banking firm in a private transaction pursuant to an accelerated share repurchase (“ASR”) agreement.

9.              Licenses and Goodwill

Changes in U.S. Cellular’s licenses and goodwill are primarily the result of acquisitions, divestitures and exchanges of licenses and wireless markets. See Note 3 - Acquisitions, Divestitures and Exchanges for information regarding transactions which affected licenses and goodwill. The changes in Licenses and Goodwill for the six months ended June 30, 2008 and 2007 were as follows:

	June 30,	June 30,
	2008	2007
	(Dollars in thousands)
Licenses
Balance, beginning of period	$1,482,446	$1,494,328
Acquisitions	310,282	7,900
Impairment	—	(2,136)
Balance, end of period	$1,792,728	$1,500,092

	June 30,	June 30,
	2008	2007
	(Dollars in thousands)
Goodwill
Balance, beginning of period	$491,316	$485,452
Acquisitions	2,602	5,864
Balance, end of period	$493,918	$491,316

Licenses and goodwill must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. U.S. Cellular performs the annual impairment review on licenses and goodwill during the second quarter of its fiscal year. Accordingly, the annual impairment reviews for licenses and goodwill for 2008 and 2007 were performed in the second quarter of those years. Such impairment reviews indicated that there was no impairment in 2008 and an impairment of licenses of $2.1 million in 2007.  The impairment is included in Depreciation, amortization and accretion expense in the Consolidated Statements of Operations.

10.       Customer Lists

Customer lists, which are intangible assets resulting from acquisitions of wireless markets, are amortized based on average customer retention periods using the double-declining balance method in the first year, switching to the straight-line method over the remaining estimated life. The changes in the customer lists for the six months ended 2008 and 2007 were as follows:

	June 30,	June 30,
	2008	2007
	(Dollars in thousands)
Customer lists
Balance, beginning of period	$15,375	$26,196
Acquisitions	1,045	1,560
Amortization	(3,969)	(6,375)
Balance, end of period	$12,451	$21,381

Based on the Customer lists balance as of June 30, 2008, amortization expense for the remainder of 2008 and for the years 2009-2013 is expected to be $3.4 million, $5.0 million, $3.3 million, $0.5 million, $0.2 million and $0.1 million, respectively.

11.  Marketable Equity Securities

As of June 30, 2008, U.S. Cellular held marketable equity securities of Rural Cellular Corporation (“RCCC”), which were obtained in connection with a sale of non-strategic investments.  Information regarding the investment in RCCC is summarized below.

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)

Rural Cellular Corporation 370,882 Common Shares	$16,508	$16,352
Accounting cost basis	(334)	(334)
Gross unrealized holding gains	16,174	16,018
Deferred income tax liability	(5,941)	(5,884)
Net unrealized holding gains included in Accumulated other comprehensive income	$10,233	$10,134

On July 30, 2007, RCCC announced that Verizon Wireless agreed to purchase the outstanding shares of RCCC for $45 per share in cash.  The acquisition is expected to close in 2008 and, therefore, the investment is classified as a Current Asset in U.S. Cellular’s Consolidated Balance Sheet as of June 30, 2008.  If the transaction closes, U.S. Cellular will receive approximately $16.7 million in cash, recognize a $16.4 million pre-tax gain and cease to own any interest in RCCC.

12.       Investment in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a minority interest. These investments are accounted for using either the equity or cost method.

U.S. Cellular held a 5.5% ownership interest in the Los Angeles SMSA Limited Partnership (“LA Partnership”) as of June 30, 2008 and June 30, 2007, and recorded related income of $18.2 million and $18.4 million, respectively, for the three month periods then ended and $34.0 million and $36.4 million, respectively, for the six month periods then ended.  Such amounts are included in Equity in earnings of unconsolidated entities in the Consolidated Statements of Operations.

The following table summarizes the operating results of the LA Partnership as furnished to U.S. Cellular by the managing partner:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Revenues	$968,000	$909,000	$1,905,000	$1,783,000
Operating expenses	661,000	582,000	1,300,000	1,133,000
Operating income	307,000	327,000	605,000	650,000
Other income (expense)	9,000	11,000	15,000	18,000
Net Income	$316,000	$338,000	$620,000	$668,000

13.       Notes Payable

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes.  At June 30, 2008, outstanding notes payable and letters of credit were $50.0 million and $0.3 million, respectively, leaving $649.7 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating.  At June 30, 2008, the contractual spread was 75 basis points.  U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months (the one-month LIBOR was 2.46% at June 30, 2008). If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 5.00% at June 30, 2008).  This credit facility expires in December 2009.

U.S. Cellular’s interest cost on its revolving credit facility would increase if its current credit rating from Moody’s Investor Service (“Moody’s”) were lowered and would decrease if the rating were raised. The credit facility would not cease to be available or accelerate solely as a result of a downgrade in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future.

The maturity date of any borrowings under U.S. Cellular’s revolving credit facility would accelerate in the event of a change in control.

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing.  The covenants also prescribe certain terms associated with intercompany loans from TDS or TDS subsidiaries to U.S. Cellular or U.S. Cellular subsidiaries. There were no intercompany loans at June 30, 2008 and December 31, 2007. U.S. Cellular believes it was in compliance as of June 30, 2008, with all covenants and other requirements set forth in its revolving credit facility.

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

Minority Interest in Subsidiaries

Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, certain minority interests in consolidated entities with finite lives may meet the standard’s definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement assuming an orderly liquidation of the finite-lived entity, net of estimated liquidation costs (the “settlement value”). U.S. Cellular’s consolidated financial statements include certain minority interests that meet the standard’s definition of mandatorily redeemable financial instruments. These mandatorily redeemable minority interests represent interests held by third parties in consolidated partnerships and limited liability companies (“LLCs”), where the terms of the underlying partnership or LLC agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the minority interest holders and U.S. Cellular in accordance with the respective partnership and LLC agreements. The termination dates of U.S. Cellular’s mandatorily redeemable minority interests range from 2042 to 2106.

The settlement value of U.S. Cellular’s mandatorily redeemable minority interests is estimated to be $149.5 million at June 30, 2008. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on June 30, 2008, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FASB Staff Position (“FSP”) No. FAS 150-3; U.S. Cellular has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at June 30, 2008 is $49.1 million, and is included in the Balance Sheet caption Minority interest. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $100.4 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

15.       Common Share Repurchases

The Board of Directors of U.S. Cellular has authorized the repurchase of up to 1% of the outstanding U.S. Cellular Common Shares held by non-affiliates in each three-month period, primarily for use in employee benefit plans (the “Limited Authorization”).  This authorization does not have an expiration date. During the six months ended June 30, 2008, U.S. Cellular repurchased 300,000 Common Shares for $19.1 million, or an average of $63.57 per share, pursuant to this authorization.

In addition to U.S. Cellular’s Limited Authorization discussed above, on March 6, 2007, the Board of Directors of U.S. Cellular authorized the repurchase of up to 500,000 Common Shares of U.S. Cellular from time to time through open market purchases, block transactions, private transactions or other methods (the “Additional Authorization”). During the six months ended June 30, 2007, U.S. Cellular purchased 670,000 Common Shares from an investment banking firm in a private transaction in connection with an accelerated share repurchase (“ASR”). This purchase of 670,000 shares represents 170,000 shares under the Limited Authorization and 500,000 shares under the Additional Authorization.  The initial price paid to the investment banking firm was approximately $49.1 million or $73.22 per share. The ASR was settled for an additional $6.5 million in cash on December 18, 2007. The subsequent price adjustment resulted in the final weighted average price per share of $82.90. U.S. Cellular also received $4.6 million in cash in January 2008 as a final settlement payment for Common Share repurchases executed through ASR agreements with an investment banking firm in the third and fourth quarters of 2007.

16.       Accumulated Other Comprehensive Income

The cumulative balances of gains and (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows:

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$10,134	$77,545
Add (deduct):
Unrealized gains	156	20,721
Deferred income tax expense	(57)	(7,595)
Net change in unrealized gains in comprehensive income	99	13,126

Recognized gain on sale of marketable equity securities	—	(127,207)
Income tax expense	—	46,618
Net recognized gain in comprehensive income	—	(80,589)
Net change in comprehensive income	99	(67,463)
Balance, end of period	$10,233	$10,082

Derivative Instruments
Balance, beginning of period	$—	$2,837
Add (deduct):
Recognized gain on settlement of derivative instruments	—	(4,479)
Income tax expense	—	1,642
Net recognized gain in comprehensive income	—	(2,837)
Net change in comprehensive income	—	(2,837)

Balance, end of period	$—	$—

Accumulated Other Comprehensive Income
Balance, beginning of period	$10,134	$80,382
Net change in marketable equity securities	99	(67,463)
Net change in derivative instruments	—	(2,837)
Net change in comprehensive income	99	(70,300)
Balance, end of period	$10,233	$10,082

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)
Comprehensive Income
Net Income	$143,159	$221,972
Net change in gains (losses) on marketable equity securities and derivative instruments	99	(70,300)
	$143,258	$151,672

17.       Supplemental Cash Flow Disclosures

U.S. Cellular withheld 217,535 and 483,543 Common Shares with an aggregate value of $12.8 million and $37.6 million during the six months ended June 30, 2008 and 2007, respectively, from employees who exercised stock options or who received vested restricted stock awards. Such shares were withheld to cover the exercise price of stock options, if applicable, and required tax withholdings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

United States Cellular Corporation (“U.S. Cellular”) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 80.9%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”) as of June 30, 2008.

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

U.S. Cellular provides wireless telecommunications services to approximately 6.2 million customers in five geographic market areas in 26 states. As of June 30, 2008, U.S. Cellular owned or had rights to acquire interests in 244 wireless markets and operated approximately 6,596 cell sites. U.S. Cellular operates on a customer satisfaction strategy, meeting customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network. U.S. Cellular’s business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular believes that operating in contiguous market areas will continue to provide it with certain economies in its capital and operating costs.

Financial and operating highlights in the first six months of 2008 included the following:

•                  Total customers increased 3% year-over-year to 6.2 million at June 30, 2008; net retail customer additions were 119,000;

•                  The retail postpay churn rate was 1.4% per month. Retail postpay customers comprised approximately 87% of U.S. Cellular’s customer base as of June 30, 2008;

•                  Average monthly service revenue per customer increased 6% year-over-year to $52.78;

•                  Cash flows from operating activities were $426.8 million, a decrease of 3% year-over-year. Cash flows from operating activities other than changes in assets and liabilities increased 23%. At June 30, 2008, cash and cash equivalents totaled $101.2 million and outstanding balances under the revolving credit facility totaled $50.0 million;

•                  Additions to property, plant and equipment totaled $249.5 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, purchase equipment to expand Evolution Data Optimized (“EVDO”) services to additional markets, outfit new and remodel existing retail stores and continue the development and enhancements of U.S. Cellular’s office systems. Total cell sites in service increased 7% year-over-year to 6,596; and

•                  U.S. Cellular participated in the Federal Communications Commission (“FCC”) auction of spectrum in the 700 megahertz band, known as Auction 73, indirectly through its interest in King Street Wireless, L.P. (“King Street Wireless”). U.S. Cellular is a limited partner in King Street Wireless. King Street Wireless was the provisional winning bidder for 152 licenses for an aggregate bid of $300.5 million, net of its designated entity discount of 25%. The licenses expected to be awarded to King Street Wireless cover areas that overlap or are proximate or contiguous to areas covered by licenses that U.S. Cellular currently owns, operates and/or consolidates.

Service revenues increased $182.6 million, or 10%, to $1,949.4 million in 2008 from $1,766.8 million in 2007.  Customer growth and improvements in average monthly revenue per unit have driven increased revenues. U.S. Cellular continues to experience growth in its customer base, primarily in the retail postpay segment. In addition, U.S. Cellular continues to experience increases in average monthly revenue per unit driven primarily by growth in revenues from data products and services.

Operating income increased $4.9 million, or 2%, to $236.9 million in 2008 from $232.0 million in 2007.

U.S. Cellular anticipates that there will be continued pressure on its operating income in the foreseeable future related to the following factors:

•                  increasing penetration in the wireless industry;

•                  costs of customer acquisition and retention, such as equipment subsidies and advertising;

•                  industry consolidation and the resultant effects on roaming revenues, service and equipment pricing and other effects of competition;

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

Investment and Other Income (Expense) totaled $7.2 million in 2008 and $132.1 million in 2007.  The amount for 2007 included a gain of $131.7 million resulting from the settlement of forward contracts related to Vodafone ADRs and sale of the remaining ADRs.

Net Income decreased $78.8 million to $143.2 million in 2008 compared to $222.0 million in 2007, primarily due to lower Investment and Other Income (Expense). Basic Earnings per Share was $1.63 in 2008, which was $0.90 lower than in 2007 and Diluted Earnings per Share was $1.63, which was $0.87 lower than in 2007.

Cash Flows and Investments

U.S. Cellular believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide financial flexibility and are sufficient to permit U.S. Cellular to finance its contractual obligations and anticipated capital expenditures for the foreseeable future. U.S. Cellular continues to seek to maintain a strong balance sheet and an investment grade credit rating.

See “Financial Resources” and “Liquidity and Capital Resources” below for additional information related to cash flows and investments.

Recent Developments

As disclosed in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2007, before the FCC for comment are proposals made by the Federal-State Joint Board and by the FCC itself to change the universal service high cost fund in various ways.  On April 29, 2008, the FCC adopted an interim cap on the high cost program for funding that goes to competitive ETCs, limiting total high cost funding for the state to the levels being provided to all such carriers in that state in March 2008, with an exemption from the cap for carriers serving tribal lands and Alaskan Native Lands. While the cap is in effect, which will be of indefinite duration, wireless ETCs such as U.S. Cellular, will receive less support than they would have been otherwise eligible to receive before the cap was in effect, as overall support will not increase as a carrier adds customers or as new competitive carriers are granted ETC status in the state. The FCC order imposing the cap was published on July 1, 2008 and became effective on August 1, 2008.

The FCC also is considering the other changes in the Federal Universal Service Fund (“USF”) as discussed in U.S. Cellular’s Form 10-K for the year ended December 31, 2007, under the heading of “Regulation, Pending Proceedings — Universal Service.” Adoption by the FCC of any form of permanent cap on funds available to all carriers or just to wireless carriers, limits on the number of carriers eligible to receive support for a given area, or its proposals related to identical support or reverse auctions, would likely reduce the amount of support that wireless carriers such as U.S. Cellular would be eligible to receive.

Furthermore, on July 28, 2008, at least 24 companies, including TDS, U.S. Cellular’s parent company, were sent a letter from Congressman Henry A. Waxman, Chairman of the Committee on Oversight and Government Reform of the House of Representatives of the Congress of the United States, relating to USF. The letter states that the committee is investigating the USF High Cost Program, focusing on how the recipients of support funds use the funds they receive, and requested information regarding these support funds. TDS is in the process of providing the information requested and responding to the questions and intends to fully cooperate with regard to this request. U.S. Cellular cannot predict any action that the committee or Congress may take as a result of the committee’s inquiry.

2008 Estimates

U.S. Cellular expects the above industry, competitive and regulatory factors to impact revenues and operating income for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause revenues and operating income to fluctuate over the next several quarters.

The following are U.S. Cellular’s estimates of full year 2008 net retail customer additions; service revenues; operating income; depreciation, amortization and accretion expenses; and capital expenditures. Such estimates represent U.S. Cellular’s views as of the filing date of U.S. Cellular’s Form 10-Q for the six months ended June 30, 2008.  Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

	2008	2007
	Estimated Results	Actual Results
Net retail customer additions	175,000-225,000	333,000
Service revenues	$3,900-$4,000 million	$3,679.2 million
Operating income	$385-$435 million	$396.2 million
Depreciation, amortization and accretion expenses(1)	Approx. $615 million	$637.1 million
Capital expenditures	$525-$575 million	$565.5 million

(1) Includes losses on exchanges and disposals of assets.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of June 30,(1)	2008	2007
Total market population of consolidated operating markets(2)	45,493,000	44,955,000
Customers(3)	6,194,000	6,010,000
Market penetration(2)	13.6%	13.4%
Total full-time equivalent employees	8,386	7,516
Cell sites in service	6,596	6,140

For the Six Months Ended June 30,(4)	2008	2007
Net customer additions(5)	90,000	189,000
Net retail customer additions(5)	119,000	217,000
Average monthly service revenue per customer(6)	$52.78	$49.60
Retail postpay churn rate per month(7)	1.4%	1.3%
Total postpay churn rate per month(7)	1.6%	1.7%

(1)

Amounts include results for U.S. Cellular’s consolidated operating markets as of June 30, 2008; results for operating markets acquired during a particular period are included as of the acquisition date.

(2)

Calculated using 2007 and 2006 Claritas population estimates for 2008 and 2007, respectively. “Total market population of consolidated operating markets” is used only for the purposes of calculating market penetration of consolidated operating markets, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets).

The total market population and penetration measures for consolidated operating markets apply to markets in which U.S. Cellular provides wireless service to customers. For comparison purposes, total market population and penetration related to all consolidated markets in which U.S. Cellular owns an interest were 82,875,000 and 7.5%, and 81,581,000 and 7.4%, as of June 30, 2008 and 2007, respectively.

As a result of exchange transactions with AT&T that closed in August 2003, U.S. Cellular obtained rights to acquire majority interests in additional licenses, some of which have been previously acquired and are reflected in the total market population of consolidated markets. During the first six months of 2008, U.S. Cellular exercised its rights to acquire all but one of the remaining licenses pursuant to this exchange agreement.  The licenses that were exercised but not yet acquired as of June 30, 2008 will increase total market population of consolidated markets by 1,537,000 to 84,412,000. The exercise of these rights did not require U.S. Cellular to provide any additional consideration to AT&T, other than consideration already provided in conjunction with the August 2003 exchange transaction. Therefore, exercise of these rights did not cause a change in U.S. Cellular’s Licenses balance in 2008. U.S. Cellular continues to have a right that does not have a stated expiration date to acquire a majority interest in one license under the exchange agreement.

(3)	U.S. Cellular’s customer base consists of the following types of customers:

	June 30,
	2008	2007
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	5,367,000	5,126,000
End user customers acquired through U.S. Cellular’s agreement with a third party (“reseller customers”)*	517,000	562,000
Total postpay customers	5,884,000	5,688,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	310,000	322,000
Total customers	6,194,000	6,010,000

* Pursuant to its agreement with the third party, U.S. Cellular is compensated by the third party on a postpay basis; as a result, all customers U.S. Cellular has acquired through this agreement are considered to be postpay customers.

(4)

Amounts include results for U.S. Cellular’s consolidated operating markets for the period January 1 through June 30; operating markets acquired during a particular period are included as of the acquisition date.

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

(6)

Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per customer basis. Variances in this measurement are monitored and compared to variances in expenses on a per customer basis. Average monthly service revenue per customer is calculated as follows:

	Six Months Ended
	June 30,
	2008	2007
Service revenues per Consolidated Statements of Operations (000s)	$1,949,446	$1,766,801
Divided by average customers during period (000s)*	6,156	5,937
Divided by number of months in each period	6	6

Average monthly service revenue per customer	$52.78	$49.60

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

Components of Operating Income

Six Months Ended June 30,	2008	2007	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
Retail service	$1,679,777	$1,543,050	$136,727	8.9%
Inbound roaming	117,122	89,352	27,770	31.1%
Long-distance and other	152,547	134,399	18,148	13.5%
Service revenues	1,949,446	1,766,801	182,645	10.3%
Equipment sales	149,002	139,519	9,483	6.8%
Total Operating Revenues	2,098,448	1,906,320	192,128	10.1%

System operations (excluding Depreciation, amortization and accretion reported below)	387,668	343,693	43,975	12.8%
Cost of equipment sold	346,231	298,985	47,246	15.8%
Selling, general and administrative	830,001	733,534	96,467	13.2%
Depreciation, amortization and accretion	287,788	291,976	(4,188)	(1.4)%
Loss on asset disposals, net	9,892	6,137	3,755	61.2%
Total Operating Expenses	1,861,580	1,674,325	187,255	11.2%
Total Operating Income	$236,868	$231,995	$4,873	2.1%

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

The increase in service revenues was due to the growth in the average customer base, which increased 4% to 6.2 million in 2008 from 5.9 million in 2007, and higher monthly service revenue per customer; monthly service revenue per customer averaged $52.78 in 2008 and $49.60 in 2007.

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

U.S. Cellular anticipates that its customer base will increase during 2008 as a result of its continuing focus on customer satisfaction, attractively priced service plans, a broader line of handsets and other products, and improvements in distribution. U.S. Cellular believes growth in its customer base will be primarily from capturing wireless users switching from other wireless carriers or increasing the number of multi-device users rather than by adding users that are new to the service. However, the level of growth in the customer base for 2008 will depend upon U.S. Cellular’s ability to attract new customers and retain existing customers in a highly, and increasingly, competitive marketplace. See “Overview - 2008 Estimates” for U.S. Cellular’s estimate of net retail customer additions for 2008.

The increase in average monthly retail service revenue was driven primarily by growth in revenues from data products and services and higher regulatory fees such as universal service fund contributions that are billed to customers. Average monthly retail service revenues per customer increased 5% to $45.48 in 2008 from $43.32 in 2007.

Monthly local retail minutes of use per customer averaged 982 in 2008 and 821 in 2007. The increase in 2008 was primarily driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. The impact on retail service revenues of the increase in average monthly minutes of use was offset by a decrease in average revenue per minute of use. The decrease in average revenue per minute of use reflects the impact of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans and the inclusion of features such as unlimited night and weekend minutes and unlimited mobile-to-mobile minutes in certain pricing plans. U.S. Cellular anticipates that its average revenue per minute of use may continue to decline in the future, reflecting increased competition and continued penetration of the consumer market.

Revenues from data products and services grew significantly year-over-year, totaling $239.4 million in 2008 and $163.3 million in 2007, and representing 12% of total service revenues in 2008 compared to 9% of total service revenues in 2007. Such growth, which positively impacted average monthly retail service revenues per customer, reflected customers’ continued and increasing acceptance and usage of U.S. Cellular’s text messaging and picture messaging services, easyedgeSM service and applications, and Smartphone handsets and services.

Inbound roaming revenues

The increase in inbound roaming revenues in 2008 was related primarily to overall growth in the number of customers and retail minutes of use per customer throughout the wireless industry, including usage related to data products and services, which led to an increase in inbound traffic from other wireless carriers.

U.S. Cellular anticipates that inbound roaming minutes of use and, therefore, inbound roaming revenues might decline significantly over the next several quarters reflecting the expected completion of recently announced acquisitions in the industry. U.S. Cellular anticipates that such a decline would more than offset the impact of the trends of increasing minutes of use and increasing data usage described in the preceding paragraph. U.S. Cellular also anticipates that its roaming revenue per minute of use will decline over time due to the renegotiation of existing contracts as a result of the aforementioned industry consolidation.

Long-distance and other revenues

In 2008, there was a $20.8 million increase in other revenues, partially offset by a $2.6 million decrease in long-distance revenues.  The growth in other revenues was due primarily to an increase in ETC funds that were received from the USF. In 2008 and 2007, U.S. Cellular was eligible to receive ETC funds in eleven and eight states, respectively; the ETC revenue amounts recorded in 2008 and 2007 were $61.9 million and $43.3 million, respectively.

Long-distance and other revenues also include long-distance roaming revenues.  U.S. Cellular anticipates that long-distance roaming minutes of use and, therefore, long-distance roaming revenues might decline significantly over the next several quarters reflecting the expected completion of recently announced acquisitions in the industry.

Equipment sales revenues

Equipment sales revenues include revenues from sales of handsets and related accessories to both new and existing customers, as well as revenues from sales of handsets and accessories to agents. All equipment sales revenues are recorded net of anticipated rebates.

U.S. Cellular strives to offer a competitive line of quality handsets to both new and existing customers. U.S. Cellular’s customer retention efforts include offering new handsets at discounted prices to existing customers as the expiration date of the customer’s service contract approaches. U.S. Cellular also continues to sell handsets to agents; this practice enables U.S. Cellular to provide better control over the quality of handsets sold to its customers, establish roaming preferences and earn quantity discounts from handset manufacturers which are passed along to agents. U.S. Cellular anticipates that it will continue to sell handsets to agents in the future.

The increase in 2008 equipment sales revenues was driven by an increase of 8% in average revenue per handset sold, primarily reflecting the sale of more expensive handsets with expanded capabilities.

Operating Expenses

System operations expenses (excluding Depreciation, amortization, and accretion)

System operations expenses (excluding Depreciation, amortization, and accretion) include charges from wireline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the wireline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. Key components of the overall increases in system operations expenses were as follows:

•                  maintenance, utility and cell site expenses increased $18.6 million, or 14%, in 2008, primarily driven by increases in the number of cell sites within U.S. Cellular’s network, resulting in higher cell site rent expense, and software maintenance costs to support rapidly growing data needs. The number of cell sites totaled 6,596 in 2008 and 6,140 in 2007, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also through acquisitions of existing wireless operations;

•                  expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $16.5 million, or 22%, in 2008. The increase is due to an increase in roaming minutes of use driven by customer migration to national and wide area plans; and

•                  the cost of network usage on U.S. Cellular’s systems increased $8.9 million, or 7%, in 2008, as total minutes used on U.S. Cellular’s systems increased 20% in 2008, primarily driven by continued migration to pricing plans with a larger number of packaged minutes, mostly offset by the ongoing reduction in the per-minute cost of usage for U.S. Cellular’s network. In addition, data network and developer costs increased driven by the increase in data usage.

Management expects total system operations expenses to increase in the foreseeable future, driven by the following factors:

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

Cost of equipment sold

Cost of equipment sold increased in 2008 primarily from a 17% increase in the average cost per handset as a result of sales of more expensive handsets with expanded capabilities.  U.S. Cellular believes that the expanded capabilities will drive increases in data revenues.

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

The increase in selling, general and administrative expenses in 2008 was due primarily to higher expenses associated with acquiring, serving and retaining customers, driven in part by an increase in U.S. Cellular’s customer base in 2008; increased regulatory charges and taxes also were a factor. Key components of the increases in Selling, general and administrative expenses were as follows:

•                  general and administrative expenses increased $51.9 million, or 13%, in 2008, due to increases in expenses related to the operations of U.S. Cellular’s regional support offices, primarily due to the increase in the customer base, increases related to bad debts expense (reflecting both higher revenues and higher bad debts experience as a percent of revenues), increases in consulting and outsourcing expenses, and increases in federal universal service fund contributions and other regulatory fees and taxes due to an increase in the contribution rate and an increase in service revenues;

•                  advertising expenses increased $25.3 million, or 26%, in 2008, primarily due to an increase in media purchases, including the launch of our new branding campaign launched in June, Believe in Something Better™;

•                  other selling and marketing expenses increased $19.3 million, or 8%, in 2008, reflecting more retail sales associates, higher commissions due to a greater number of customer renewal transactions and higher retail facility expenses.

Depreciation, amortization and accretion expenses

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

Amortization expense decreased $4.8 million in 2008, primarily due to a customer list becoming fully amortized in April 2007.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, U.S. Cellular performed the annual impairment review for its investment in licenses at the unit of accounting level in the second quarter of 2008 and 2007. Such reviews resulted in no impairment loss in 2008 and a loss of $2.1 million in 2007. The impairment loss in 2007 related to units of accounting in which operations had not yet begun. Fair values for such units of accounting were determined by reference to values established by auctions and other market transactions involving licenses comparable to those included in each specific unit of accounting.

Loss on asset disposals, net

These amounts represent charges related to disposals of assets, trade-ins of older assets for replacement assets and other retirements of assets from service.

Components of Other Income (Expense)

			Increase/	Percentage
Six Months Ended June 30,	2008	2007	(Decrease)	Change
	(Dollars in thousands)

Total Operating Income	$236,868	$231,995	$4,873	2.1%

Equity in earnings from unconsolidated entities	44,042	46,078	(2,036)	(4.4)%
Interest and dividend Income	3,334	5,203	(1,869)	(35.9)%
Fair value adjustment of derivative instruments	—	(5,388)	5,388	N/M
Gain on sale of investments	—	131,686	(131,686)	N/M
Interest expense	(40,889)	(45,009)	4,120	9.2%
Other, net	718	(494)	1,212	N/M
Income Taxes	(91,556)	(135,388)	43,832	32.4%
Minority share of income, net of tax	(9,358)	(6,711)	(2,647)	(39.4)%
Net Income	$143,159	$221,972	$(78,813)	(35.5)%

Basic Earnings per Share	$1.63	$2.53	$(0.90)	(35.6)%
Diluted Earnings per Share	$1.63	$2.50	$(0.87)	(34.8)%

N/M = Not Meaningful

Equity in earnings from unconsolidated entities

Equity in earnings from unconsolidated entities represents U.S. Cellular’s share of net income from the markets in which it has a minority interest and follows the equity method of accounting. U.S. Cellular follows the equity method of accounting for minority interests in which its ownership interest equals or exceeds 20% for corporations and 3% for partnerships and limited liability companies. Equity in earnings from unconsolidated entities decreased in 2008 primarily due to a $2.4 million decrease in income from U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”).

U.S. Cellular’s investment in the LA Partnership contributed $34.0 million and $36.4 million to Equity in earnings from unconsolidated entities in 2008 and 2007, respectively.

Interest and dividend income

The decrease in interest and dividend income in 2008 is primarily due to a lower interest rate paid on cash balances in 2008 than 2007. This was due to both a decline in short-term interest rates in 2008 compared to 2007, and a change in the composition of U.S. Cellular’s cash investments in 2008 compared to 2007.  During 2008, U.S. Cellular invested substantially all of its cash balances in money market funds that invested exclusively in short-term U.S. Treasury securities.  During 2007, U.S. Cellular invested substantially all of its cash balances in prime money market funds.

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

Gain on sale of investments

Gain on sale of investments in 2007 was attributable to the settlement of variable prepaid forward contracts related to Vodafone ADRs and the sale of the remaining Vodafone ADRs.  See Note 4 - Gain on Sale of Investments of Notes to Consolidated Financial Statements.

Interest Expense

The decrease in interest expense in 2008 was primarily due to U.S. Cellular settling its variable prepaid forward contracts in May 2007.

Income Taxes

The overall effective tax rate on income before income taxes and minority interest for 2008 and 2007 was 37.5% and 37.2%, respectively.

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

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

Three Months Ended June 30,	2008	2007	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
Retail service	$845,564	$788,535	$57,029	7.2%
Inbound roaming	63,033	48,084	14,949	31.1%
Long-distance and other	78,755	69,599	9,156	13.2%
Service revenues	987,352	906,218	81,134	9.0%
Equipment sales	73,240	65,428	7,812	11.9%
Total Operating Revenues	1,060,592	971,646	88,946	9.2%

System operations (excluding Depreciation, amortization and accretion reported below)	196,652	176,409	20,243	11.5%
Cost of equipment sold	172,194	148,241	23,953	16.2%
Selling, general and administrative	422,367	374,668	47,699	12.7%
Depreciation, amortization and accretion	145,258	146,024	(766)	(0.5)%
Loss on asset disposals, net	6,219	2,832	3,387	N/M
Total Operating Expenses	942,690	848,174	94,516	11.1%
Total Operating Income	$117,902	$123,472	$(5,570)	(4.5)%

Operating Revenues

Service revenues

The increase in service revenues was due to the growth in the average customer base, which increased 3% to 6.2 million in 2008 from 6.0 million in 2007 and higher monthly service revenue per customer; monthly service revenue per customer averaged $53.27 in 2008 and $50.42 in 2007.

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

The increase in average monthly retail service revenue was driven primarily by growth in revenues from data products and services and higher regulatory fees such as universal service fund contributions that are billed to customers. Average monthly retail service revenues per customer increased 4% to $45.62 in 2008 from $43.87 in 2007.

Monthly local retail minutes of use per customer averaged 1,012 in 2008 and 858 in 2007. The increase was primarily driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage.

Revenues from data products and services grew significantly year-over-year, totaling $123.7 million in 2008 and $85.5 million in 2007, and representing 13% of total service revenues in 2008 compared to 9% of total service revenues in 2007. This growth reflected customers’ continued and increasing acceptance and usage of U.S. Cellular’s text messaging and picture messaging services, easyedgeSM service and applications, and Smartphone handsets and services.

Inbound roaming revenues

The increase in inbound roaming revenues in 2008 was related primarily to an increase in roaming minutes of use. The increase in inbound roaming minutes of use was driven primarily by the overall growth in the number of customers and retail minutes of use per customer throughout the wireless industry, including usage related to data products and services, which led to an increase in inbound traffic from other wireless carriers.

U.S. Cellular anticipates that inbound roaming minutes of use and, therefore, inbound roaming revenues might decline significantly over the next several quarters reflecting the expected completion of recently announced acquisitions in the industry. U.S. Cellular anticipates that such a decline would more than offset the impact of the trends of increasing minutes of use and increasing data usage described in the preceding paragraph. U.S. Cellular also anticipates that its roaming revenue per minute of use will decline over time due to the renegotiation of existing contracts as a result of the aforementioned industry consolidation.

Long-distance and other revenues

The increase in 2008 reflected an $11.4 million increase in other revenues, partially offset by a $2.3 million decrease in long-distance revenues.  The growth in other revenues was due primarily to an increase in ETC funds that were received from the USF. In 2008 and 2007, U.S. Cellular was eligible to receive ETC funds in eleven and eight states, respectively; the ETC revenue amounts recorded in 2008 and 2007 were $31.5 million and $20.8 million, respectively.

Long-distance and other revenues also include long-distance roaming revenues.  U.S. Cellular anticipates that long-distance roaming minutes of use and, therefore, long-distance roaming revenues might decline significantly over the next several quarters reflecting the expected completion of recently announced acquisitions in the industry.

Equipment sales revenues

The increase in 2008 equipment sales revenues was driven by an increase of 13% in average revenue per handset sold, primarily reflecting the sale of more expensive handsets with expanded capabilities.

Operating Expenses

System operations expenses (excluding Depreciation, amortization, and accretion)

Key components of the overall increases in system operations expenses were as follows:

•                  maintenance, utility and cell site expenses increased $6.5 million, or 9%, in 2008, primarily driven by increases in the number of cell sites within U.S. Cellular’s network, resulting in higher cell site rent expense, and software maintenance costs to support rapidly growing data needs. The number of cell sites totaled 6,596 in 2008 and 6,140 in 2007, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also through acquisitions of existing wireless operations;

•                  expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $8.4 million, or 21%, in 2008. The increase is due to an increase in roaming minutes of use driven by customer migration to national and wide area plans; and

•                  the cost of network usage on U.S. Cellular’s systems increased $5.3 million, or 8%, in 2008, as total minutes used on U.S. Cellular’s systems increased 18% in 2008, primarily driven by continued migration to pricing plans with a larger number of packaged minutes, mostly offset by the ongoing reduction in the per-minute cost of usage for U.S. Cellular’s network. In addition, data network and developer costs increased driven by the increase in data usage.

Cost of equipment sold

The increase in Cost of equipment sold was due primarily to a 17% increase in the average cost per handset due to a shift to the sale of more expensive handsets with expanded capabilities.  U.S. Cellular believes that the expanded capabilities will drive increases in data revenues.

Selling, general and administrative expenses

The increase in Selling, general and administrative expenses 2008 was due primarily to higher expenses associated with acquiring, serving and retaining customers, driven in part by an increase in U.S. Cellular’s customer base in 2008; increased regulatory charges and taxes also drove the increase. Key components of the increases in selling, general and administrative expenses were as follows:

•                  general and administrative expenses increased $27.3 million, or 14%, in 2008, due to increases in expenses related to the operations of U.S. Cellular’s regional support offices (primarily due to the increase in the customer base), increases in consulting and outsourcing expenses, and higher federal universal service fund contributions and other regulatory fees and taxes due to an increase in the contribution rate and an increase in service revenues;

•                  advertising expenses increased $10.6 million, or 20%, in 2008, primarily due to an increase in media purchases, including the launch of our new branding campaign launched in June, Believe in Something Better™;

•                  other selling and marketing expenses increased $9.8 million, or 8%, in 2008, reflecting more retail sales associates, higher commissions due to a greater number of customer renewal transactions and higher retail facility expenses.

Depreciation, amortization and accretion expenses

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

Amortization expense decreased $1.5 million in 2008, primarily due to a customer list becoming fully amortized in April 2007.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, U.S. Cellular performed the annual impairment review for its investment in licenses at the unit of accounting level in the second quarter of 2008 and 2007. Such reviews resulted in no impairment loss in 2008 and a loss of $2.1 million in 2007. The impairment loss in 2007 related to units of accounting in which operations had not yet begun. Fair values for such units of accounting were determined by reference to values established by auctions and other market transactions involving licenses comparable to those included in each specific unit of accounting.

Loss on asset disposals, net

These amounts represent charges related to disposals of assets, trade-ins of older assets for replacement assets and other retirements of assets from service.

Components of Other Income (Expense)

			Increase/	Percentage
Three Months Ended June 30,	2008	2007	(Decrease)	Change
	(Dollars in thousands)

Total Operating Income	$117,902	$123,472	$(5,570)	(4.5)%

Equity in earnings from unconsolidated entities	22,807	22,980	(173)	(0.8)%
Interest and dividend Income	1,429	2,653	(1,224)	(46.1)%
Fair value adjustment of derivative instruments	—	(17,849)	17,849	N/M
Gain on sale of investments	—	131,686	(131,686)	N/M
Interest expense	(20,774)	(21,325)	551	2.6%
Other, net	600	91	509	N/M
Income Taxes	(44,016)	(91,500)	47,484	51.9%
Minority share of income, net of tax	(5,346)	(2,637)	(2,709)	N/M
Net Income	$72,602	$147,571	$(74,969)	(50.8)%

Basic Earnings per Share	$0.83	$1.68	$(0.85)	(50.6)%
Diluted Earnings per Share	$0.83	$1.67	$(0.84)	(50.3)%

N/M = Not Meaningful

Equity in earnings from unconsolidated entities

U.S. Cellular’s investment in the LA Partnership contributed $18.2 million and $18.4 million to Equity in earnings from unconsolidated entities in 2008 and 2007, respectively.

Interest and dividend income

The decrease in interest and dividend income in 2008 is primarily due to a lower interest rate paid on cash balances in 2008 than 2007. This was due to both a decline in short-term interest rates in 2008 compared to 2007, and a change in the composition of U.S. Cellular’s cash investments in 2008 compared to 2007.  During 2008, U.S. Cellular invested substantially all of its cash balances in money market funds that invested exclusively in short-term U.S. Treasury securities.  During 2007, U.S. Cellular invested substantially all of its cash balances in prime money market funds.

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

Gain on sale of investments

Gain on sale of investments in 2007 was attributable to the settlement of variable prepaid forward contracts related to Vodafone ADRs and the sale of the remaining Vodafone ADRs.  See Note 4 - Gain on Sale of Investments of Notes to the Consolidated Financial Statements.

Interest Expense

The decrease in interest expense in 2008 was primarily due to U.S. Cellular settling its variable prepaid forward contracts in May 2007.

Income Taxes

The overall effective tax rate on income before income taxes and minority interest for 2008 and 2007 was 36.1% and 37.9%, respectively. The effective tax rate in 2008 is lower than 2007 primarily due to a reduction in state income tax expense.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and guidance in U.S. GAAP. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to an entity’s own fair value assumptions about market participant assumptions as the lowest level. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. U.S. Cellular adopted SFAS 157 for its financial assets and liabilities effective January 1, 2008 (See Note 6 - Fair Value Measurements in the Notes to the Consolidated Financial Statements for more information related to U.S. Cellular’s adoption of SFAS 157 for its financial assets and liabilities). U.S. Cellular is currently reviewing the adoption requirements related to its nonfinancial assets and liabilities and has not yet determined the impact, if any, on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations—a replacement of FASB Statement No. 141 (“SFAS 141(R)”). SFAS 141(R) replaces FASB Statement No. 141, Business Combinations (“SFAS 141”). SFAS 141(R) retains the underlying concept of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method, a method that requires the acquirer to measure and recognize the acquiree on an entire entity basis and recognize the assets acquired and liabilities assumed at their fair values as of the date of acquisition. However, SFAS 141(R) changes the method of applying the acquisition method in a number of significant aspects, such as requiring the expensing of transaction costs previously capitalized and requiring the accrual at fair value of certain contractual and noncontractual contingencies.  SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) also would be determined in accordance with the provisions of SFAS 141(R). U.S. Cellular is currently reviewing the requirements of SFAS 141(R) and has not yet determined the impact, if any, on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Consolidated Financial Statements, Including Accounting and Reporting of Noncontrolling Interests in Subsidiaries—a replacement of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to establish new standards that will govern the accounting and reporting of (1) noncontrolling interests (commonly referred to as minority interests) in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. SFAS 160 also establishes that once control of a subsidiary is obtained, changes in ownership interests in that subsidiary that do not result in a loss of control shall be accounted for as equity transactions, not as step acquisitions under SFAS 141. SFAS 160 is effective for U.S. Cellular on a prospective basis for U.S. Cellular beginning January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively. U.S. Cellular is currently reviewing the requirements of SFAS 160 and has not yet determined the impact, if any, on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. The Statement specifically requires entities to provide enhanced disclosures addressing the following (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for U.S. Cellular beginning January 1, 2009. As of June 30, 2008, U.S. Cellular did not hold any derivative instruments.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for U.S. Cellular beginning January 1, 2009. U.S. Cellular does not anticipate that the adoption of FSP FAS 142-3 will have an impact on its financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles. U.S. Cellular does not anticipate that the adoption of SFAS 162 will have an impact on its financial statements or disclosures.

FINANCIAL RESOURCES

U.S. Cellular operates a capital- and marketing-intensive business. In recent years, U.S. Cellular has generated cash from its operating activities, received cash proceeds from divestitures, used short-term credit facilities and used long-term debt financing to fund its acquisitions including licenses, construction costs and operating expenses.  U.S. Cellular anticipates further increases in wireless customers, revenues, operating expenses, cash flows from operating activities and capital expenditures in the future.  Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors.  The discussion in this Financial Resources section compares the six months ended June 30, 2008 to the six months ended June 30, 2007.

The following table provides a summary of U.S. Cellular’s cash flow activities:

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$426,832	$440,437
Investing activities	(556,492)	(256,651)
Financing activities	26,282	(70,616)
Net increase (decrease) in cash and cash equivalents	$(103,378)	$113,170

Cash Flows from Operating Activities

Excluding changes in assets and liabilities from operations, cash flows from operating activities totaled $517.8 million in 2008 and $420.8 million in 2007.  Changes in assets and liabilities from operations required $91.0 million in 2008, primarily as a result of increases in accounts receivable and inventory balances of $50.1 million and $19.8 million, respectively. The increase in accounts receivable is attributable to increased retail service revenue and the timing of customer payments. The increase in inventory is primarily attributable to new higher value handsets introduced in 2008. Changes in assets and liabilities from operations provided $19.6 million in 2007, reflecting an increase in accrued taxes partially offset by changes in other working capital accounts. The increase in accrued taxes in 2007 was primarily attributable to a current tax liability of $35.5 million incurred on the settlement of the Vodafone ADR variable prepaid forward contracts and disposition of the remaining shares.

The following table is a summary of the components of cash flows from operating activities:

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)

Net income	$143,159	$221,972
Adjustments to reconcile net income to net cash provided by operating activities	374,693	198,877
	$517,852	$420,849
Changes in assets and liabilities	(91,020)	19,588
	$426,832	$440,437

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

Cash used for property, plant and equipment and system development expenditures totaled $249.5 million in 2008 and $246.8 million in 2007. These expenditures were financed primarily with internally generated cash and borrowings under U.S. Cellular’s revolving credit facility. These expenditures were made to fund construction of new cell sites, increase capacity in existing cell sites and switches, remodel new and existing retail stores and open new stores, and develop office systems.

Cash required for acquisitions totaled $312.6 million in 2008 and $18.3 million in 2007.  U.S. Cellular’s 2008 acquisitions included capital contributions and advances to King Street Wireless of $300.5 million for the purchase of licenses in Auction 73, cash paid for the remaining interest in North Carolina RSA 1 Partnership of $6.9 million, cash paid for licenses in Maine of $5.0 million and other acquisitions of $0.2 million. Cash amounts paid for the acquisitions may differ from the amount of purchase price recorded due to cash acquired in the transactions, and also amounts not paid prior to June 30, 2008. See Note 3 - Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for details of these transactions.

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

Cash received from short-term borrowings provided $100.0 million and $25.0 million during 2008 and 2007, respectively; while repayments required cash payments of $50.0 million and $60.0 million during 2008 and 2007, respectively.

The re-issuance of treasury shares in connection with employee benefits plans, net of tax payments made by U.S. Cellular on behalf of stock award holders, required $1.9 million in 2008 and provided $9.2 million in 2007. In certain situations, U.S. Cellular withholds shares that are issuable upon the exercise of stock options or the vesting of restricted shares to cover, and with a value equivalent to, the exercise price and/or the amount of taxes required to be withheld from the stock award holder at the time of the exercise or vesting. U.S. Cellular then pays the amount of the required tax withholdings to the taxing authorities in cash. Excess tax benefits from employee exercises of stock awards provided $0.9 million in 2008 and $9.7 million in 2007, respectively.

U.S. Cellular repurchased $19.1 million of Common Shares during the six months ended June 30, 2008.  U.S. Cellular also received $4.6 million in 2008 from an investment banking firm for the final settlement of the accelerated share repurchases made in 2007. U.S. Cellular paid $49.1 million in connection with its Accelerated Share Repurchase (“ASR”) program during the six months ended June 30, 2007. The ASR was subsequently settled for an additional $6.5 million in cash in December 2007.  See Note 15 - Common Share Repurchases in the Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

U.S. Cellular believes that cash flows from operating activities, existing cash balances and funds available from lines of credit arrangements provide financial flexibility for U.S. Cellular to meet both its short- and long-term needs. U.S. Cellular also may have access to public and private capital markets to help meet its long-term financing needs.

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

Cash and Cash Equivalents

At June 30, 2008, U.S. Cellular had $101.2 million in cash and cash equivalents, which include cash and short-term, highly liquid investments with original maturities of three months or less. The primary objective of U.S. Cellular’s cash and cash equivalents investment activities is to preserve principal.  At June 30, 2008, U.S. Cellular invested substantially all of its cash balances in money market funds that invested exclusively in short-term U.S. Treasury securities. Management believes that the credit risk associated with these investments is low.

Revolving Credit Facility

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes.  At June 30, 2008, U.S. Cellular had $50.0 million of short-term borrowings and $0.3 million of outstanding letters of credit, leaving $649.7 million available for use. Borrowings under the revolving credit facility bear interest at LIBOR plus a contractual spread based on U.S. Cellular’s credit rating.  At June 30, 2008, the contractual spread was 75 basis points.  U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months (the one-month LIBOR was 2.46% at June 30, 2008).  If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 5.00% at June 30, 2008).  This credit facility expires in December 2009.

U.S. Cellular’s interest cost on its revolving credit facility would increase if its current credit rating from Moody’s Investor Service (“Moody’s”) were lowered and would decrease if the rating were raised. The credit facility would not cease to be available or accelerate solely as a result of a downgrade in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future. U.S. Cellular’s credit ratings as of June 30, 2008 and the dates that such ratings were issued, were as follows:

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

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. The covenants also prescribe certain terms associated with intercompany loans from TDS or TDS subsidiaries to U.S. Cellular or U.S. Cellular subsidiaries. U.S. Cellular believes it was in compliance as of June 30, 2008 with all covenants and other requirements set forth in its revolving credit facility.

U.S. Cellular plans to obtain a new revolving credit facility prior to the December 2009 expiration date of the current facility. Due to current unfavorable credit market conditions, U.S. Cellular may not be able to obtain similar terms or the same amount of availability as exist in the current facility. If U.S. Cellular is unable to obtain a new revolving credit facility on acceptable terms or reduced availability under the planned new revolving credit facility, it could adversely affect U.S. Cellular’s future liquidity, capital resources, business, financial condition or results of operations.

Long-Term Financing

U.S. Cellular’s long-term debt indenture does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.  U.S. Cellular believes it was in compliance as of June 30, 2008 with all covenants and other requirements set forth in its long-term debt indenture.

U.S. Cellular filed a shelf registration statement on Form S-3 with the SEC on May 9, 2008.  Because U.S. Cellular is a “well-known seasoned issuer” as defined in Rule 405 under the Securities Act of 1933, as amended, such registration statement became automatically effective upon filing with the SEC and registered an indeterminate amount of debt securities.  Under such automatic shelf registration statement, U.S. Cellular is permitted, at any time and from time to time, to sell senior debt securities in one or more offerings in an indeterminate amount.  U.S. Cellular does not have any set time frame for issuing any specific amount of debt securities under such registration statement at the present time.  U.S. Cellular’s ability to complete an offering pursuant to such shelf registration statement will be dependent on market conditions and other factors at the time.

Marketable Equity Securities

As of June 30, 2008, U.S. Cellular owned 370,882 shares of Rural Cellular Corporation (“RCCC”).  On July 30, 2007, RCCC announced that Verizon Wireless agreed to purchase the outstanding shares of RCCC for $45 per share in cash. The acquisition is expected to close in 2008 and, therefore, the investment is classified as a Current Asset in U.S. Cellular’s Consolidated Balance Sheet as of June 30, 2008. If the transaction closes, U.S. Cellular will receive approximately $16.7 million in cash, recognize a $16.4 million pre-tax gain and cease to own any interest in RCCC.

Capital Expenditures

U.S. Cellular’s capital expenditures for 2008 are expected to be approximately $525-$575 million. These expenditures primarily address the following needs:

•                  expand and enhance U.S. Cellular’s coverage in its service areas;

•                  provide additional capacity to accommodate increased network usage by current customers;

•                  overlay EVDO technology in certain markets; and

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

See Note 3 - Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for details on 2008 transactions.

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services.  An FCC auction of additional spectrum, designated by the FCC as Auction 78, is scheduled to begin on August 13, 2008.  U.S. Cellular will participate in Auction 78 indirectly through its interests in Aquinas Wireless, L.P. (“Aquinas Wireless”).  On July 15, 2008, U.S. Cellular made capital contributions and advances of $1.3 million to Aquinas Wireless to allow it to participate in Auction 78.  Aquinas Wireless intends to qualify as a “designated entity” and thereby be eligible for bid credits with respect to any open licenses purchased in Auction 78. Aquinas Wireless also expects to qualify to bid on closed licenses. Beginning in the third quarter of 2008, U.S. Cellular expects to consolidate Aquinas Wireless and Aquinas Wireless, Inc., the general partner of Aquinas Wireless, for financial reporting purposes, pursuant to the guidelines of FIN 46(R), as U.S. Cellular anticipates benefiting from or absorbing a majority of Aquinas Wireless’ expected gains or losses.  If Aquinas Wireless is successful in Auction 78, U.S. Cellular may make additional capital contributions and/or advances to Aquinas Wireless and/or its general partner to provide funding of any licenses granted to Aquinas Wireless pursuant to Auction 78.

FCC anti-collusion rules place certain restrictions on business communications and disclosures by participants in an FCC auction.  The anti-collusion rules began on the application deadline for Auction 78, which was June 19, 2008, and are expected to last until a date specified by the FCC some time shortly after the conclusion of Auction 78.  The FCC anti-collusion rules place certain restrictions on business communications with other companies and on public disclosures relating to U.S. Cellular’s participation in an FCC auction.  For instance, these anti-collusion rules may restrict the normal conduct of U.S. Cellular’s business and/or disclosures by U.S. Cellular relating to the auctions.

Variable Interest Entities

U.S. Cellular consolidates certain variable interest entities pursuant to FIN 46(R).  See Note 5 - Variable Interest Entities in the Notes to the Consolidated Financial Statements for the details of these variable interest entities.  U.S. Cellular may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

Common Share Repurchases

U.S. Cellular has repurchased and expects to continue to repurchase its Common Shares subject to the repurchase program.  For details of the repurchase program and repurchases during the six months ended June 30, 2008, see Note 15 - Common Share Repurchases in the Notes to the Consolidated Financial Statements.

Contractual and Other Obligations

The Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2007, did not include any liabilities related to unrecognized tax benefits under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”).  U.S. Cellular is unable to predict the period of settlement of such FIN 48 liabilities.  Subject to the foregoing, there has been no material change to Contractual and Other Obligations or FIN 48 liabilities between December 31, 2007 and June 30, 2008.

Off-Balance Sheet Arrangements

U.S. Cellular has no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  U.S. Cellular’s significant accounting policies are discussed in detail in Note 2 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both included in U.S. Cellular’s Form 10-K for the year ended December 31, 2007. There were no material changes to U.S. Cellular’s significant accounting policies or application of critical accounting policies during the first six months of 2008, except as discussed in Note 6 - Fair Value Measurements in the Notes to the Consolidated Financial Statements included herein, related to the adoption of SFAS No. 157, Fair Value Measurements.

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

•                  An inability to obtain or maintain roaming arrangements with other carriers on terms that are acceptable to U.S. Cellular could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations. Such agreements cover traditional voice services as well as data services, which are an area of strong growth for U.S. Cellular and other carriers. U.S. Cellular’s rate of adoption of new technologies, such as those enabling high speed data services, could affect its ability to enter into or maintain roaming agreements with other carriers.

•                  U.S. Cellular currently recognizes a significant amount of inbound roaming revenues. As a result of recently announced acquisitions in the wireless industry, U.S. Cellular anticipates that inbound roaming revenues could decline significantly over the next several quarters, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

•                  The expected future completion of recently announced acquisitions will lead to increased consolidation in the wireless telecommunications industry.  U.S. Cellular’s lower scale relative to larger wireless carriers could prevent or delay its access to new products including handsets, new technology and/or new content and applications which could adversely affect U.S. Cellular’s ability to attract and retain customers and, as a result, could adversely affect its business, financial condition or results of operations.

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

•                  Financial difficulties of U.S. Cellular’s key suppliers or vendors, termination or impairment of U.S. Cellular’s relationships with such suppliers or vendors, or a failure by U.S. Cellular to manage its supply chain effectively could result in delays or termination of U.S. Cellular’s receipt of required equipment or services, or could result in excess quantities of required equipment or services, any of which could adversely affect U.S. Cellular’s business, financial condition or results of operations.

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

•                  Changes in interpretations of accounting requirements, changes in industry practice, identification of errors or changes in management assumptions could require amendments to or restatements of financial information or disclosures included in this or prior filings with the SEC.

•                  Restatements of financial statements by U.S. Cellular and related matters, including resulting delays in filing periodic reports with the SEC, could have an adverse effect on U.S. Cellular’s credit rating, liquidity, financing arrangements including the ability to borrow under the revolving credit facility, capital resources or ability to access the capital markets, including pursuant to shelf registration statements; could adversely affect U.S. Cellular’s listing arrangements on the American Stock Exchange and/or New York Stock Exchange; and/or could have other negative consequences, any of which could have an adverse effect on the trading prices of U.S. Cellular’s publicly traded equity and/or debt and/or U.S. Cellular’s business, financial condition or results of operations.

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

•                  An increase in the amount of U.S. Cellular’s debt in the future could subject U.S. Cellular to higher interest costs and restrictions on its financing, investing and operating activities and could decrease its cash flows and earnings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Long-term Debt

As of June 30, 2008, the majority of U.S. Cellular’s debt is in the form of long-term, fixed-rate notes with original maturities ranging up to 30 years. Fluctuations in market interest rates can lead to fluctuations in the fair value of these fixed-rate notes.

Refer to the disclosure under Market Risk – Long Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2007, for additional information regarding required principal payments and weighted average interest rates related to U.S. Cellular’s long-term debt.

Marketable Equity Securities

As of June 30, 2008, U.S. Cellular’s available-for-sale marketable equity securities consisted solely of 370,882 Common Shares of Rural Cellular Corporation (“RCCC”).  The market value of these investments aggregated $16.5 million at June 30, 2008 and $16.4 million at December 31, 2007. U.S. Cellular’s cumulative net unrealized holding gain, net of tax, included in Accumulated other comprehensive income was $10.2 million at June 30, 2008.

On July 30, 2007, RCCC announced that Verizon Wireless agreed to purchase all of the outstanding shares of RCCC for $45 per share in cash.  The transaction is expected to close in 2008 and, therefore, the investment is classified as a Current Asset in U.S. Cellular’s Consolidated Balance Sheet as of June 30, 2008.  If the transaction closes, U.S. Cellular will receive approximately $16.7 million in cash, recognize a $16.4 million pre-tax gain and cease to own any interest in RCCC.

The following analysis presents the hypothetical change in the fair value of U.S. Cellular’s marketable equity securities at June 30, 2008, assuming hypothetical price fluctuations of plus and minus 10%, 20% and 30%.

	June 30,	Valuation of investments
	2008	assuming indicated increase
(Dollars in millions)	Fair Value	10%	20%	30%
Marketable Equity Securities	$16.5	$18.2	$19.8	$21.5

	June 30,	Valuation of investments
	2008	assuming indicated decrease
(Dollars in millions)	Fair Value	-10%	-20%	-30%
Marketable Equity Securities	$16.5	$14.9	$13.2	$11.6

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s Chief Executive Officer and Chief Financial Officer concluded that U.S. Cellular’s disclosure controls and procedures were not effective as of June 30, 2008 because of the material weakness in accounting for income taxes described below.  Notwithstanding the material weakness that existed as of June 30, 2008, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of U.S. Cellular in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management identified the following material weakness in internal control over financial reporting as of December 31, 2007, which continued to exist at June 30, 2008:

U.S. Cellular did not maintain effective controls over the completeness, accuracy, presentation and disclosure of its accounting for income taxes.  Specifically, U.S. Cellular did not have effective controls designed and in place to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the resulting basis difference to its deferred income tax asset and liability balances. This control deficiency affected deferred income tax asset and liability accounts and income taxes payable. This control deficiency resulted in the restatement of U.S. Cellular’s annual consolidated financial statements for 2005, 2004, 2003 and 2002, the interim consolidated financial statements for all quarters in 2005, 2004 and 2003, the interim consolidated financial statements for the first and second quarters of 2006, as well as adjustments, including audit adjustments, to the 2006 third quarter interim consolidated financial statements and the 2006 and 2007 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to U.S. Cellular’s interim or annual consolidated financial statements that would not be prevented or detected.   Accordingly, U.S. Cellular’s management has determined that this control deficiency constitutes a material weakness.

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

TDS is in the process of implementing additional controls to address the remaining income tax accounting control deficiencies which together constitute a material weakness at December 31, 2007 and June 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect U.S. Cellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2007 may not be the only risks that may affect U.S. Cellular.  Additional unidentified or unrecognized risks and uncertainties may materially adversely affect U.S. Cellular’s business, financial condition and/or operating results. Subject to the foregoing, U.S. Cellular has not identified for disclosure any material changes to the risk factors as previously disclosed in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2007, except as follows:

U.S. Cellular currently recognizes a significant amount of inbound roaming revenues.  As a result of recently announced acquisitions in the wireless industry, U.S. Cellular anticipates that inbound roaming revenues could decline significantly over the next several quarters, which could have an adverse affect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular’s Service revenues include inbound roaming revenues from roaming charges incurred by other carriers for the use of U.S. Cellular’s network by the other carriers’ customers who travel within U.S. Cellular coverage areas.  Such inbound roaming revenues were $63.0 million and $117.1 million for the three and six months ended June 30, 2008, respectively.  A portion of this inbound roaming revenue is derived from Verizon Wireless (“Verizon”) and Alltel Corporation (“Alltel”).  During June 2008, Verizon and Alltel entered into an agreement pursuant to which Verizon will acquire Alltel, subject to certain conditions.  This transaction is expected to close later in 2008.  As a result of this transaction, the network footprints of Verizon and Alltel will be combined.  This is expected to result in significant decreases in inbound roaming revenues for U.S. Cellular, since the combined Verizon and Alltel entity is expected to almost cease using U.S. Cellular’s network in certain coverage areas that are currently used by Verizon and Alltel (as separate entities).  Additional changes in the network footprints of the other carriers could have an adverse effect on U.S. Cellular’s inbound roaming revenues.  For example, consolidation among other carriers which have network footprints that currently overlap U.S. Cellular’s network could further decrease the amount of inbound roaming revenues for U.S. Cellular.  The foregoing could have an adverse affect on U.S. Cellular’s business, financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors of U.S. Cellular has authorized the repurchase of up to 1% of the outstanding U.S. Cellular Common Shares held by non-affiliates in each three-month period, primarily for use in employee benefit plans (the “Limited Authorization”).  This authorization does not have an expiration date.

During the three months ended June 30, 2008, U.S. Cellular repurchased 150,000 Common Shares for $8.3 million, or an average of $55.44 per share pursuant to this authorization.

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC), of U.S. Cellular Common Shares during the quarter covered by this Form 10-Q.

				(c)	(d)
				Total Number of	Maximum Number of
		(a)	(b)	Common Shares	Common Shares that
		Total Number	Average Price	Purchased as Part of	May Yet Be Purchased
		of Common	Paid per	Publicly Announced	Under the
Period		Shares Purchased(1)	Common Share	Plans or Programs (2)	Plans or Programs (3)
April	1 – 30, 2008	150,000	$55.44	150,000	18,000
May	1 – 31, 2008	—	—	—	18,000
June	1 – 30, 2008	—	—	—	18,000
Total for or as of end of the quarter ended June 30, 2008		150,000	$55.44	150,000	18,000

(1)          Reflects purchases pursuant to the Limited Authorization applicable to the three-month period from April 18, 2008 to July 17, 2008.

(2)          In April 2008, U.S. Cellular purchased 150,000 Common Shares, utilizing a substantial amount of the maximum number of shares available for purchase under the Limited Authorization, which was slightly less than 168,000.

(3)          Represents the remaining number of shares that could have been purchased during the period from July 1, 2008 to July 17, 2008 pursuant to the Limited Authorization applicable to the three-month period from April 18, 2008 to July 17, 2008.  No additional shares were purchased during this period.

The following is additional information with respect to the Limited Authorization:

i.                                          The date the program was announced was May 15, 2000 by Form 10-Q.

ii.                                       The share amount originally approved was up to 1% of the number of outstanding Common Shares of U.S. Cellular not held by TDS or any affiliate thereof in any three-month period. As of June 30, 2008, this permitted U.S. Cellular to acquire slightly less than 18,000 Common Shares by July 17, 2008 based on the number of unaffiliated Common Shares outstanding on such date, reflecting the fact that 150,000 shares were purchased within the preceding three months.

iii.                                    There is no expiration date for the program.

iv.                                   No Common Share repurchase program has expired during the second quarter of 2008.

v.                                      U.S. Cellular has not determined to terminate the foregoing Common Share repurchase program prior to expiration, or to cease making further purchases thereunder, during the second quarter of 2008.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders of U.S. Cellular held on May 20, 2008, the following number of votes was cast for the matters indicated:

1.               Election of Directors:

a.                                       For the election of one Class III Director of U.S. Cellular by the holders of Common Shares:

Nominee	For	Withhold	Broker Non-vote

J. Samuel Crowley	49,674,770	3,896,749	—

b.                                      For the election of two Class III Directors of U.S. Cellular by the holder of Series A Common Shares:

Nominee	For	Withhold	Broker Non-vote

LeRoy T. Carlson, Jr.	330,058,770	—	—

Walter C.D. Carlson	330,058,770	—	—

2.               Proposal to Approve an Amended Non-Employee Director Compensation Plan:

For	Against	Abstain	Broker Non-vote

382,220,774	310,333	203,927	895,255

3.               Proposal to Approve the 2009 Employee Stock Purchase Plan:

For	Against	Abstain	Broker Non-vote

382,426,140	108,404	200,490	895,255

4.               Proposal to Ratify the Selection of PricewaterhouseCoopers LLP as Independent Public Accountants for 2008:

For	Against	Abstain	Broker Non-vote

383,412,799	16,092	201,398	—

Item 5. Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 - Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular borrowed $100 million under its revolving credit facility in the second quarter of 2008. The amount of U.S. Cellular’s borrowings outstanding against its Revolving Credit Agreement was $50.0 million as of June 30, 2008.

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

Exhibit 11 – Statement regarding computation of per share earnings is included herein as Note 8 of the Notes to the Consolidated Financial Statements.

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

UNITED STATES CELLULAR CORPORATION

(Registrant)

Date: August 7, 2008	/s/ John E. Rooney
John E. Rooney
President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2008	/s/ Steven T. Campbell
Steven T. Campbell
Executive Vice President-Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 7, 2008	/s/ Kenneth R. Meyers
Kenneth R. Meyers
Chief Accounting Officer
(Principal Accounting Officer)

Signature page for the U.S. Cellular 2008 Second Quarter Form 10-Q