Form 10-Q
period 2008-09-30
UNITED STATES CELLULAR CORP
filed 2008-11-05
CIK 821130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008 OR

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2008
Common Shares, $1 par value	54,360,613 Shares
Series A Common Shares, $1 par value	33,005,877 Shares

United States Cellular Corporation

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2008

Part I.  Financial Information

Item I.  Financial Statements

United States Cellular Corporation

Consolidated Statements of Operations

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars and shares in thousands, except per share amounts)
Operating Revenues
Service	$1,013,928	$954,540	$2,963,374	$2,721,341
Equipment sales	77,947	61,294	226,949	200,813

Total Operating Revenues	1,091,875	1,015,834	3,190,323	2,922,154
Operating Expenses
System operations (excluding Depreciation, amortization and accretion reported below)	197,473	185,479	585,141	529,172
Cost of equipment sold	180,584	161,428	526,815	460,413
Selling, general and administrative (including charges from affiliates of $30.7 million and $31.4 million for the three months ended September 30, 2008 and 2007, respectively, and $85.6 million and $90.1 million for the nine months ended September 30, 2008 and 2007, respectively)	441,543	418,212	1,271,544	1,151,746
Depreciation, amortization and accretion	145,434	148,014	433,222	439,990
Loss on asset disposals, net	6,884	1,762	16,776	7,899

Total Operating Expenses	971,918	914,895	2,833,498	2,589,220

Operating Income	119,957	100,939	356,825	332,934

Investment and Other Income (Expense)
Equity in earnings of unconsolidated entities	22,319	23,782	66,361	69,860
Interest and dividend income	1,137	3,395	4,471	8,598
Fair value adjustment of derivative instruments	—	—	—	(5,388)
Gain on disposition of investments	16,628	—	16,628	131,686
Interest expense	(19,722)	(19,625)	(60,611)	(64,634)
Other, net	391	179	1,109	(315)
Total Investment and Other Income (Expense)	20,753	7,731	27,958	139,807

Income Before Income Taxes and Minority Interest	140,710	108,670	384,783	472,741
Income tax expense	45,506	41,154	137,062	176,542

Income Before Minority Interest	95,204	67,516	247,721	296,199
Minority share of income, net of tax	(5,255)	(3,961)	(14,613)	(10,672)

Net Income	$89,949	$63,555	$233,108	$285,527

Basic Weighted Average Shares Outstanding	87,460	87,757	87,534	87,743
Basic Earnings Per Share	$1.03	$0.72	$2.66	$3.25

Diluted Weighted Average Shares Outstanding	87,833	88,589	87,908	88,680
Diluted Earnings Per Share	$1.02	$0.72	$2.65	$3.22

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$233,108	$285,527
Add (Deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	433,222	439,990
Bad debts expense	52,753	46,539
Stock-based compensation expense	11,293	11,383
Deferred income taxes, net	44,486	(10,756)
Equity in earnings of unconsolidated entities	(66,361)	(69,860)
Distributions from unconsolidated entities	50,859	47,595
Minority share of income	14,613	10,672
Unrealized fair value adjustment of derivative instruments	—	5,388
Gain on disposition of investments	(16,628)	(131,686)
Loss on asset disposals, net	16,776	7,899
Other noncash expense	1,539	1,333
Excess tax benefit from stock awards	(1,018)	(11,374)
Other operating activities	—	(5,000)
Changes in assets and liabilities from operations
Change in accounts receivable	(71,551)	(72,684)
Change in inventory	(11,552)	4,224
Change in accounts payable - trade	11,383	2,873
Change in accounts payable - affiliate	134	(4,393)
Change in customer deposits and deferred revenues	9,534	20,413
Change in accrued taxes	(1,724)	39,302
Change in accrued interest	9,787	8,595
Change in other assets and liabilities	(24,073)	(4,267)
	696,580	621,713

Cash Flows from Investing Activities
Additions to property, plant and equipment	(395,637)	(377,399)
Proceeds from disposition of investments	16,690	4,301
Cash received from divestitures	6,838	4,277
Cash paid for acquisitions and licenses	(314,730)	(18,283)
Other investing activities	(1,255)	(1,346)
	(688,094)	(388,450)

Cash Flows from Financing Activities
Issuance of notes payable	100,000	25,000
Repayment of notes payable	(100,000)	(60,000)
Common shares reissued, net of tax payments	(1,286)	12,181
Common shares repurchased	(23,146)	(65,202)
Excess tax benefit from stock awards	1,018	11,374
Capital distributions to minority partners	(9,146)	(7,508)
Other financing activities	(2,851)	—
	(35,411)	(84,155)

Net Increase (Decrease) in Cash and Cash Equivalents	(26,925)	149,108

Cash and Cash Equivalents
Beginning of period	204,533	32,912
End of period	$177,608	$182,020

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheets

Assets

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(Dollars in thousands)
Current Assets
Cash and cash equivalents	$177,608	$204,533
Accounts receivable
Customers, less allowances of $8,423 and $12,305, respectively	334,553	327,076
Roaming	43,142	35,412
Affiliated	1,683	12,857
Other, less allowances of $209 and $112, respectively	64,156	60,152
Marketable equity securities	—	16,352
Inventory	112,553	100,990
Prepaid expenses	59,565	41,588
Net deferred income tax asset	20,555	18,566
Other current assets	14,527	16,227
	828,342	833,753
Investments
Licenses	1,794,843	1,482,446
Goodwill	493,918	491,316
Customer lists, net of accumulated amortization of $86,367 and $80,492, respectively	10,544	15,375
Investments in unconsolidated entities	175,424	157,693
Notes and interest receivable – long-term	4,328	4,422
	2,479,057	2,151,252
Property, Plant and Equipment
In service and under construction	5,754,793	5,409,115
Less accumulated depreciation	3,179,513	2,814,019
	2,575,280	2,595,096

Other Assets and Deferred Charges	31,290	31,773

Total Assets	$5,913,969	$5,611,874

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheets

Liabilities and Shareholders’ Equity

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(Dollars in thousands)
Current Liabilities
Accounts payable
Affiliated	$8,653	$8,519
Trade	264,740	252,272
Customer deposits and deferred revenues	152,988	143,445
Accrued taxes	35,874	43,105
Accrued compensation	52,296	59,224
Other current liabilities	100,025	97,678
	614,576	604,243

Deferred Liabilities and Credits
Net deferred income tax liability	603,323	554,412
Asset retirement obligation	145,512	126,844
Other deferred liabilities and credits	83,677	84,530
	832,512	765,786

Long-Term Debt	1,006,431	1,002,293

Commitments and Contingencies

Minority Interest	51,684	43,396

Common Shareholders’ Equity
Common Shares, par value $1 per share; authorized 140,000,000 shares; issued 55,045,685 shares	55,046	55,046
Series A Common Shares, par value $1 per share; authorized 50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006
Additional paid-in capital	1,335,241	1,316,042
Treasury Shares, at cost, 685,072 and 455,287 Common Shares, respectively	(50,361)	(41,094)
Accumulated other comprehensive income	—	10,134
Retained earnings	2,035,834	1,823,022
	3,408,766	3,196,156
Total Liabilities and Shareholders’ Equity	$5,913,969	$5,611,874

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Notes to Consolidated Financial Statements

1.    Basis of Presentation

The accounting policies of United States Cellular Corporation (“U.S. Cellular®”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of U.S. Cellular, its majority-owned subsidiaries since acquisition, general partnerships in which U.S. Cellular has a majority partnership interest and any entity in which U.S. Cellular has a variable interest that requires U.S. Cellular to recognize a majority of the entity’s expected gains or losses. All material intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the 2008 presentation.

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of September 30, 2008 and December 31, 2007, the results of operations for the three and nine months ended September 30, 2008 and 2007, and the cash flows for the nine months ended September 30, 2008 and 2007.  The results of operations for the three and nine months ended September 30, 2008 and cash flows for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

2.    Summary of Significant Accounting Policies

Pension Plan

U.S. Cellular participates in a qualified noncontributory defined contribution pension plan sponsored by Telephone and Data Systems, Inc. (“TDS™”), U.S. Cellular’s parent organization.  The plan provides pension benefits for the employees of U.S. Cellular and its subsidiaries.  Under this plan, pension benefits and costs are calculated separately for each participant and are funded annually.  Pension costs were $3.1 million and $8.3 million for the three and nine months ended September 30, 2008, respectively; and $2.6 million and $6.8 million for the three and nine months ended September 30, 2007, respectively.

Amounts Collected from Customers and Remitted to Governmental Authorities

U.S. Cellular records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.  If the tax is assessed upon U.S. Cellular, the amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.  The amounts recorded gross in Service revenues that are billed to customers and remitted to governmental authorities totaled $38.3 million and $107.8 million for the three and nine months ended September 30, 2008, respectively; and $35.3 million and $96.1 million for the three and nine months ended September 30, 2007, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and guidance in U.S. GAAP. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to an entity’s own fair value assumptions about market participant assumptions as the lowest level. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. U.S. Cellular adopted SFAS 157 for its financial assets and liabilities effective January 1, 2008. In October 2008, the FASB issued FSP FAS 157-3 to clarify and demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. As of September 30, 2008, U.S. Cellular did not have any financial assets or liabilities that required the application of SFAS 157 for purposes of reporting such amounts in its Consolidated Balance Sheet. U.S. Cellular is currently reviewing the requirements of SFAS 157 related to its nonfinancial assets and liabilities which become effective January 1, 2009, and has not yet determined the impact of adoption, if any, on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations—a replacement of FASB Statement No. 141 (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141(R) retains the underlying concept of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method, a method that requires the acquirer to measure and recognize the acquiree on an entire entity basis and recognize the assets acquired and liabilities assumed at their fair values as of the date of acquisition. However, SFAS 141(R) changes the method of applying the acquisition method in a number of significant aspects, such as requiring the expensing of transaction costs previously capitalized and requiring the accrual at fair value of certain contractual and noncontractual contingencies.  SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) also would be determined in accordance with the provisions of SFAS 141(R). U.S. Cellular has determined that any transaction costs incurred and capitalized in 2008 for a business combination that will not close until on or after January 1, 2009 will be expensed upon U.S. Cellular’s adoption of SFAS 141(R) on January 1, 2009. U.S. Cellular does not anticipate that this treatment will have a significant impact on its financial position or results of operations. U.S. Cellular is currently reviewing the remaining requirements of SFAS 141(R) and has not yet determined the impact of adoption, if any, on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Consolidated Financial Statements, Including Accounting and Reporting of Noncontrolling Interests in Subsidiaries—a replacement of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended by SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, to establish new standards that will govern the accounting and reporting of (1) noncontrolling interests (commonly referred to as minority interests) in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. SFAS 160 also establishes that once control of a subsidiary is obtained, changes in ownership interests in that subsidiary that do not result in a loss of control shall be accounted for as equity transactions, not as step acquisitions under SFAS 141.  SFAS 160 is effective for U.S. Cellular on a prospective basis beginning January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively. U.S. Cellular is currently reviewing the requirements of SFAS 160 and has not yet determined the impact of adoption, if any, on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. The Statement specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for U.S. Cellular beginning January 1, 2009. As of September 30, 2008, U.S. Cellular did not hold any derivative instruments and, therefore, does not expect any impact as a result of this pronouncement.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles. The SEC approved the amendments on September 15, 2008. Therefore, SFAS 162 is effective as of November 15, 2008. U.S. Cellular does not anticipate that the adoption of SFAS 162 will have an impact on either its financial statements or disclosures.

3.    Acquisitions, Divestitures and Exchanges

U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, U.S. Cellular reviews attractive opportunities to acquire additional wireless operating markets and wireless spectrum. In addition, U.S. Cellular may seek to divest outright or include in exchanges for other wireless interests those wireless interests that are not strategic to its long-term success.

Transactions Pending as of September 30, 2008:

On August 1, 2008, U.S. Cellular executed an agreement to acquire 12 megahertz Block C licenses in the Lower 700 megahertz band of the wireless spectrum in three market areas in the state of Missouri for $11.6 million in cash, including acquisition costs.  The transaction is expected to close in the fourth quarter of 2008.

On July 30, 2008, U.S. Cellular signed an agreement to purchase four 700 megahertz licenses in the state of Missouri for $8.0 million in cash. This transaction is expected to close in the fourth quarter of 2008.

A Federal Communications Commission (“FCC”) auction of spectrum in the PCS and AWS-1 bands, designated by the FCC as Auction 78, began on August 13, 2008 and closed August 20, 2008.  U.S. Cellular participated in Auction 78 indirectly through its interest in Aquinas Wireless, L.P. (“Aquinas Wireless”).  Aquinas Wireless paid $2.1 million to the FCC for the licenses for which it was the provisional winning bidder in the auction.

U.S. Cellular also participated in the 2008 FCC auction of spectrum in the 700 megahertz band, known as Auction 73, indirectly through its interest in King Street Wireless, L.P. (“King Street Wireless”).  King Street Wireless paid $300.5 million to the FCC for the licenses for which it was the provisional winning bidder in the auction.

See Note 5 – Variable Interest Entities, for further details on Aquinas Wireless and King Street Wireless and the licenses acquired in Auctions 78 and 73.

Transactions Completed as of September 30, 2008:

On May 30, 2008, U.S. Cellular acquired the remaining 50%-ownership interest of North Carolina RSA 1 Partnership, a wireless market operator in which U.S. Cellular had previously owned a 50% non-operating, unconsolidated interest, for $6.9 million in cash.

On March 28, 2008, U.S. Cellular acquired six 12 megahertz Block C licenses in the Lower 700 megahertz band of the wireless spectrum in Maine for $5.0 million in cash.

In October 2006, U.S. Cellular’s interest in Midwest Wireless Communications, LLC was sold to ALLTEL Corporation. In connection with the sale, U.S. Cellular became entitled to receive approximately $106.0 million in cash. Of this amount, $95.1 million was distributed upon closing and $10.9 million was held in escrow to secure certain true-up, indemnification and other possible adjustments; the funds held in escrow were to be distributed in installments over a period of four to fifteen months following the closing. U.S. Cellular received $6.6 million and $4.3 million of funds from the escrow, plus interest of $0.2 million and $0.3 million, in the nine months ended September 30, 2008 and 2007, respectively.

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

U.S. Cellular’s acquisitions for the nine months ended September 30, 2008 and the allocation of the purchase price for each respective acquisition were as follows:

		Allocation of Purchase Price
	Purchase price(1)	Goodwill(2)	Licenses	Customer lists	Net tangible assets/(liabilities)
		(Dollars in thousands)
U.S. Cellular Acquisitions
Auction 73 Licenses	$300,479	$—	$300,479	$—	$—
North Carolina RSA 1 Partnership	6,900	1,632	4,180	81	1,007
Maine Licenses	5,000	—	5,000	—	—
Auction 78 Licenses	2,115	—	2,115	—	—
Other	1,891	970	623	964	(666)
Total	$316,385	$2,602	$312,397	$1,045	$341

(1)	An aggregate of $1.7 million is recorded as a component of Other current liabilities in U.S. Cellular’s September 30, 2008 Consolidated Balance Sheet.
(2)	$1.6 million of the goodwill is deductible for tax purposes.

Unaudited pro-forma financial information related to U.S. Cellular’s 2008 acquisitions has not been presented because the financial statement impact of these acquisitions, individually and in the aggregate, was not material to U.S. Cellular’s consolidated results of operations for the nine months ended September 30, 2008.

4.    Gain on Disposition of Investments

Prior to August 7, 2008, U.S. Cellular held 370,882 common shares of Rural Cellular Corporation (“RCC”).  On August 7, 2008, RCC was acquired by Verizon Wireless, with shareholders of RCC receiving cash of $45 per share in exchange for each RCC share owned.  Accordingly, in August 2008, U.S. Cellular received total cash proceeds of $16.7 million, recognized a pre-tax gain of $16.4 million and recorded a current tax liability of $5.6 million. As a result of this transaction, U.S. Cellular no longer had any interest in RCC as of September 30, 2008.

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

5.    Variable Interest Entities

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services. U.S. Cellular participated in spectrum auctions indirectly though its interests in Aquinas Wireless, King Street Wireless, Barat Wireless L.P (“Barat Wireless”) and Carroll Wireless L.P. (“Carroll Wireless”).  Each entity qualified as a “designated entity” and thereby was eligible for bid credits with respect to licenses purchased in accordance with the rules defined by the FCC for each auction. In most cases, the bidding credits resulted in a 25% discount from the gross winning bid.  Some licenses were “closed licenses”, for which no credit was received, but bidding was restricted to bidders qualifying as “entrepreneurs”, which are small businesses that have a limited amount of assets and revenues.

A summary of the auctions in which each entity participated and the auction results for each of these entities are shown in the table below.

	FCC Auction	Auction End Date	Date Applications Granted by FCC	Number of Licenses Won		Amount Paid to FCC, Net of Bid Credits (in millions)
Aquinas Wireless	78	August 20, 2008	(1)	5	(2)	$2.1
King Street Wireless	73	March 20, 2008	(1)	152	(2)	300.5
Barat Wireless	66	September 18, 2006	April 30, 2007	17		127.1
Carroll Wireless	58	February 15, 2005	January 6, 2006	16		129.7

(1)          Licenses have not yet been granted by the FCC for Auctions 78 and 73.

(2)          Provisionally won.

Although the bidding in Auction 73 and Auction 78 has ended, the FCC has awarded only a few of the licenses to winning bidders. There is no prescribed timeframe for the FCC to review the qualifications of the various winning bidders and award licenses.

As of September 30, 2008, U.S. Cellular consolidates the following variable interest entities:

•                  Aquinas Wireless (1)

•                  King Street Wireless and King Street Wireless, Inc., the general partner of King Street Wireless

•                  Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless

•                  Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless

(1)          Aquinas Wireless, Inc., the general partner of Aquinas Wireless, is a variable interest entity, but was not consolidated by U.S. Cellular as of September 30, 2008 because U.S. Cellular does not currently benefit from or absorb a majority of Aquinas Wireless, Inc.’s expected gains or losses.

These variable interest entities are consolidated pursuant to the guidelines of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46(R)”), because U.S. Cellular anticipates benefiting from or absorbing a majority of the variable interest entities’ expected gains or losses.  Pending finalization of the variable interest entities’ permanent financing plans and upon request by the variable interest entities, U.S. Cellular may agree to make additional capital contributions and/or advances to the variable interest entities.

Following are a summary of the capital contributions and advances made to each entity and the classification of these amounts in U.S. Cellular’s Consolidated Balance Sheet as of September 30, 2008:

	Capital contributions and advances to date	Amount of capital contributions and advances included in Licenses in the Consolidated Balance Sheets
	(in millions)
Aquinas Wireless	$2.1	$2.1
King Street Wireless & King Street Wireless, Inc.	300.5	300.5
Barat Wireless & Barat Wireless, Inc.	127.3	127.1
Carroll Wireless & Carroll PCS, Inc.	130.1	129.7

U.S. Cellular may agree to make additional capital contributions and/or advances to the variable interest entities discussed above and/or to their general partners to provide additional funding for the development of licenses awarded in the various auctions.  U.S. Cellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or long-term debt.  There is no assurance that U.S. Cellular will be able to obtain additional financing on commercially reasonable terms or at all.

6.    Income Taxes

The overall effective tax rate on income before income taxes and minority interest for the three and nine months ended September 30, 2008 was 32.3% and 35.6%, respectively, and for the three and nine months ended September 30, 2007 was 37.9% and 37.3%, respectively. The effective tax rate for the three and nine months ended September 30, 2008 is lower than the rate for the three and nine months ended September 30, 2007 primarily due to lower state income tax expense resulting from a change in the filing method in one state.

7.    Earnings per Share

Basic earnings per share is computed by dividing Net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing Net income by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options, vesting of restricted stock units and settlement of accelerated share repurchase agreements.

The amounts used in computing Earnings per Common and Series A Common Share and the effects of potentially dilutive securities on the weighted average number of Common and Series A Common Shares are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars and shares in thousands, except earnings per share)

Net income	$89,949	$63,555	$233,108	$285,527
Weighted average number of shares used in basic earnings per share	87,460	87,757	87,534	87,743
Effect of dilutive securities:
Stock options(1)	136	500	195	622
Restricted stock units(2)	237	199	179	182
Assuming shares delivered upon settlement of Accelerated Share Repurchase(3)	—	133	—	133

Weighted average number of shares used in diluted earnings per share	87,833	88,589	87,908	88,680

Basic Earnings per Share	$1.03	$0.72	$2.66	$3.25

Diluted Earnings per Share	$1.02	$0.72	$2.65	$3.22

(1)          Stock options exercisable into 1,265,000 and 794,000 Common Shares in the three and nine months ended September 30, 2008, respectively, and 4,000 and 10,000 Common Shares in the three and nine months ended September 30, 2007, respectively, were not included in computing Diluted Earnings per Share because their effects were antidilutive.

(2)          Restricted stock units issuable upon vesting into 1,000 and 151,000 Common Shares in the three and nine months ended September 30, 2008, respectively, were not included in computing Diluted Earnings per Share because their effects were antidilutive.  There were no antidilutive restricted stock units for the three or nine months ended September 30, 2007.

(3)          See Note 14 - Common Share Repurchases for a discussion of U.S. Cellular’s purchase of 838,000 of its Common Shares from an investment banking firm in a private transaction pursuant to an accelerated share repurchase (“ASR”) agreement.

8.    Licenses and Goodwill

Changes in U.S. Cellular’s licenses and goodwill are primarily the result of acquisitions, divestitures and exchanges of licenses and wireless markets. See Note 3 - Acquisitions, Divestitures and Exchanges for information regarding transactions which affected licenses and goodwill. The changes in Licenses and Goodwill for the nine months ended September 30, 2008 and 2007 were as follows:

	September 30,	September 30,
	2008	2007
	(Dollars in thousands)
Licenses
Balance, beginning of period	$1,482,446	$1,494,328
Acquisitions	312,397	7,900
Impairment	—	(2,136)
Balance, end of period	$1,794,843	$1,500,092

	September 30,	September 30,
	2008	2007
	(Dollars in thousands)
Goodwill
Balance, beginning of period	$491,316	$485,452
Acquisitions	2,602	5,864
Balance, end of period	$493,918	$491,316

Licenses and goodwill must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. U.S. Cellular performs the annual impairment review of licenses and goodwill during the second quarter of the year. Accordingly, the annual impairment reviews for licenses and goodwill for 2008 and 2007 were performed in the second quarter of those years. Such impairment reviews indicated that there was no impairment in 2008 and an impairment of licenses of $2.1 million in 2007.  The impairment is included in Depreciation, amortization and accretion expense in the Consolidated Statements of Operations.

As stated above, U.S. Cellular performs its annual impairment assessment of goodwill and licenses in the second quarter of the year.  Given recent economic events including significant decreases in investment security values, the tightening of credit markets and other factors, U.S. Cellular considered whether the decline in its market capitalization in the third quarter of 2008 required an updated impairment assessment of its goodwill and licenses at September 30, 2008.  Given that the market capitalization of U.S. Cellular at September 30, 2008 was greater than its book value, and U.S. Cellular’s operating results and key performance indicators for the three months ended September 30, 2008 provided no evidence of significant deterioration, U.S. Cellular concluded that an updated impairment analysis was not required for its goodwill or licenses at September 30, 2008.

9.    Customer Lists

Customer lists, which are intangible assets resulting from acquisitions of wireless markets, are amortized based on average customer retention periods using the double-declining balance method in the first year, and switching to the straight-line method over the remaining estimated life. The changes in the customer lists balance for the nine months ended September 30, 2008 and 2007 were as follows:

	September 30,	September 30,
	2008	2007
	(Dollars in thousands)
Customer lists
Balance, beginning of period	$15,375	$26,196
Acquisitions	1,045	1,560
Impairments	—	(1,947)
Amortization	(5,876)	(8,367)
Balance, end of period	$10,544	$17,442

U.S. Cellular reviews its customer lists periodically throughout the year to ensure that they are being amortized over the proper period.  No significant adjustments to the amortization periods used for customer lists were made during the nine months ended September 30, 2008.

During the third quarter of 2007, it was determined that the carrying value of certain customer list balances exceeded their estimated fair values and an impairment loss of $1.9 million was recorded. The loss was included in Depreciation, amortization and accretion in the Consolidated Statements of Operations. Fair values were determined based upon a present value analysis of expected future cash flows and customer churn rates.

Based on the Customer lists balance as of September 30, 2008, amortization expense for the remainder of 2008 and for the years 2009-2013 is expected to be $1.6 million, $4.9 million, $3.3 million, $0.4 million, $0.2 million and $0.1 million, respectively.

10.  Marketable Equity Securities

Information regarding U.S. Cellular’s marketable equity securities is summarized below:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)

Rural Cellular Corporation - 0 and 370,882 Common Shares, respectively	$—	$16,352
Accounting cost basis	—	(334)
Gross unrealized holding gains	—	16,018
Deferred income tax liability	—	(5,884)
Net unrealized holding gains included in
Accumulated other comprehensive income	$—	$10,134

Prior to August 7, 2008, U.S. Cellular held 370,882 common shares of RCC.  On August 7, 2008, RCC was acquired by Verizon Wireless, with shareholders of RCC receiving cash of $45 per share in exchange for each RCC share owned.  Accordingly, in August 2008, U.S. Cellular received total cash proceeds of $16.7 million, recognized a pre-tax gain of $16.4 million and recorded a current tax liability of $5.6 million related to the exchange. As a result of this transaction, U.S. Cellular no longer had any interest in RCC as of September 30, 2008.

11.  Investment in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a minority interest. These investments are accounted for using either the equity or cost method.

U.S. Cellular held a 5.5% ownership interest in the Los Angeles SMSA Limited Partnership (“LA Partnership”) as of September 30, 2008 and 2007, and recorded related income of $15.3 million and $17.9 million, respectively, for the three-month periods then ended and $49.2 million and $54.3 million, respectively, for the nine-month periods then ended.  Such amounts are included in Equity in earnings of unconsolidated entities in the Consolidated Statements of Operations.

The following table summarizes the operating results of the LA Partnership as furnished to U.S. Cellular by the managing partner:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Revenues	$1,025,000	$953,000	$2,930,000	$2,776,000
Operating expenses	728,000	642,000	2,028,000	1,815,000
Operating income	297,000	311,000	902,000	961,000
Other income (expense)	4,000	9,000	19,000	27,000
Net Income	$301,000	$320,000	$921,000	$988,000

12.  Notes Payable

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes.  At September 30, 2008, there were no outstanding borrowings and $0.3 million of outstanding letters of credit, leaving $699.7 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating. U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months. At September 30, 2008, the one-month LIBOR was 3.93% and the contractual spread was 60 basis points. If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 5.00% at September 30, 2008). This credit facility expires in December 2009.

U.S. Cellular’s interest cost on its revolving credit facility would increase if its current credit rating from Moody’s Investors Service were lowered and would decrease if the rating were raised. The credit facility would not cease to be available or accelerate solely as a result of a downgrade in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to renew the existing credit facility or obtain access to new credit facilities in the future.

The maturity date of any borrowings under U.S. Cellular’s revolving credit facility would accelerate in the event of a change in control.

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing.  The covenants also prescribe certain terms associated with intercompany loans from TDS or TDS subsidiaries to U.S. Cellular or U.S. Cellular subsidiaries. U.S. Cellular believes it was in compliance as of September 30, 2008 with all covenants and other requirements set forth in its revolving credit facility. There were no intercompany loans at September 30, 2008 or December 31, 2007.

13.  Commitments and Contingencies

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

Minority Interest in Subsidiaries

Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, certain minority interests in consolidated entities with finite lives may meet the standard’s definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement assuming an orderly liquidation of the finite-lived entity, net of estimated liquidation costs (the “settlement value”). U.S. Cellular’s consolidated financial statements include certain minority interests that meet the standard’s definition of mandatorily redeemable financial instruments. These mandatorily redeemable minority interests represent interests held by third parties in consolidated partnerships and limited liability companies (“LLCs”), where the terms of the underlying partnership or LLC agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the minority interest holders and U.S. Cellular in accordance with the respective partnership and LLC agreements. The termination dates of U.S. Cellular’s mandatorily redeemable minority interests range from 2042 to 2107.

The settlement value of U.S. Cellular’s mandatorily redeemable minority interests is estimated to be $155.6 million at September 30, 2008. This represents the estimated amount of cash that would be due and payable to settle these minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on September 30, 2008, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FSP No. FAS 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS 150. U.S. Cellular has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at September 30, 2008 is $52.3 million, and is included in Minority interest in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $103.3 million is due primarily to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

14.  Common Share Repurchases

The Board of Directors of U.S. Cellular has authorized the repurchase of up to 1% of the outstanding U.S. Cellular Common Shares held by non-affiliates in each three-month period, primarily for use in employee benefit plans (the “Limited Authorization”). This authorization does not have an expiration date. During the nine months ended September 30, 2008, U.S. Cellular repurchased 450,000 Common Shares for $27.7 million, or an average of $61.56 per share, pursuant to this authorization.

In addition to U.S. Cellular’s Limited Authorization discussed above, on March 6, 2007, the Board of Directors of U.S. Cellular authorized the repurchase of up to 500,000 Common Shares of U.S. Cellular from time to time through open market purchases, block transactions, private transactions or other methods (the “Additional Authorization”). During the nine months ended September 30, 2007, U.S. Cellular purchased 838,000 Common Shares from an investment banking firm in private accelerated share repurchase (“ASR”) transactions dated April 4, 2007 and July 10, 2007. These purchases consisted of 338,000 shares under the Limited Authorization and 500,000 shares under the Additional Authorization.  Activity related to these purchases is detailed in the table below.

	April 4,	July 10,
	2007	2007	Total
	(Dollars in thousands, except per share amounts)
Number of shares purchased	670,000	168,000	838,000
ASR Transactions
Initial purchase price paid to investment banking firm	$49,057	$16,145	$65,202
Weighted average price per share	$73.22	$96.10	$77.81
ASR Settlements
Additional amount paid to (received from) investment banking firm (1)	$6,485	$(2,080)	$4,405

Final total cost of shares, including discount and commission	$55,542	$14,065	$69,607
Final weighted average price per share	$82.90	$83.72	$83.06

(1)          The cash settlements with the investment banking firm for the April 4, 2007 and July 10, 2007 ASRs occurred in December 2007 and January 2008, respectively.

15.  Accumulated Other Comprehensive Income

The cumulative balances of gains and (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income were as follows:

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$10,134	$77,545
Add (deduct):
Unrealized gains	338	20,606
Income tax expense	(124)	(7,553)
Net change in unrealized gains in comprehensive income	214	13,053

Recognized gain on disposition of marketable equity securities (1)	(16,356)	(127,207)
Income tax expense	6,008	46,618
Net recognized gain in comprehensive income	(10,348)	(80,589)
Net change in comprehensive income	(10,134)	(67,536)
Balance, end of period	$—	$10,009

Derivative Instruments
Balance, beginning of period	$—	$2,837
Add (deduct):
Recognized gain on settlement of derivative instruments	—	(4,479)
Income tax expense	—	1,642
Net recognized gain in comprehensive income	—	(2,837)
Net change in comprehensive income	—	(2,837)

Balance, end of period	$—	$—

Accumulated Other Comprehensive Income
Balance, beginning of period	$10,134	$80,382
Net change in marketable equity securities	(10,134)	(67,536)
Net change in derivative instruments	—	(2,837)
Net change in comprehensive income	(10,134)	(70,373)
Balance, end of period	$—	$10,009

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Comprehensive Income
Net Income	$233,108	$285,527
Net change included in comprehensive income	(10,134)	(70,373)
	$222,974	$215,154

(1)          In August 2008, U.S. Cellular disposed of its investment in Rural Cellular Corporation. See Note 10 – Marketable Equity Securities.

16.  Supplemental Cash Flow Disclosures

U.S. Cellular withheld 287,609 and 544,000 Common Shares with an aggregate value of $16.9 million and $43.5 million during the nine months ended September 30, 2008 and 2007, respectively, from employees who exercised stock options or who received vested restricted stock awards. Such shares were withheld to cover the exercise price of stock options, if applicable, and required tax withholdings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

United States Cellular Corporation (“U.S. Cellular®”) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 81%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS™”) as of September 30, 2008.

The following discussion and analysis should be read in conjunction with U.S. Cellular’s interim consolidated financial statements included in Item 1 above, and with its audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K (‘Form 10-K’) for the year ended December 31, 2007.

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

U.S. Cellular provides wireless telecommunications services to approximately 6.2 million customers in five geographic market areas in 26 states. As of September 30, 2008, U.S. Cellular owned or had rights to acquire interests in 244 wireless markets and operated 6,716 cell sites. U.S. Cellular operates on a customer satisfaction strategy, meeting customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network. U.S. Cellular’s business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular believes that operating in contiguous market areas will continue to provide it with certain economies in its capital and operating costs.

Financial and operating highlights in the first nine months of 2008 included the following:

•                  Total customers increased 2% year-over-year to 6.2 million at September 30, 2008; net retail customer additions were 116,000;

•                  The retail postpay churn rate was 1.4% per month. Retail postpay customers comprised approximately 87% of U.S. Cellular’s customer base as of September 30, 2008;

•                  Average monthly service revenue per customer increased 5% year-over-year to $53.40;

•                  Cash flows from operating activities were $696.6 million, an increase of 12% year-over-year. At September 30, 2008, cash and cash equivalents totaled $177.6 million and there were no outstanding borrowings under the revolving credit facility;

•                  Additions to property, plant and equipment totaled $395.6 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, purchase equipment to expand Evolution Data Optimized (“EVDO”) services to additional markets, outfit new and remodel existing retail stores and continue the development and enhancement of U.S. Cellular’s office systems. Total cell sites in service increased 7% year-over-year to 6,716; and

•                  U.S. Cellular participated in the Federal Communications Commission (“FCC”) auction of spectrum in the 700 megahertz band, known as Auction 73, indirectly through its interest in King Street Wireless, L.P. (“King Street Wireless”). U.S. Cellular is a limited partner in King Street Wireless. King Street Wireless was the provisional winning bidder for 152 licenses for an aggregate bid of $300.5 million, net of its designated entity discount of 25%. The licenses expected to be awarded to King Street Wireless cover areas that overlap or are proximate or contiguous to areas covered by licenses that U.S. Cellular currently owns, operates and/or consolidates.

Service revenues increased $242.0 million, or 9%, to $2,963.4 million in 2008 from $2,721.3 million in 2007. Customer growth and improvements in average monthly revenue per unit have driven increased revenues. U.S. Cellular continues to experience increases in average monthly revenue per unit driven primarily by growth in revenues from data products and services.

Operating income increased $23.9 million, or 7%, to $356.8 million in 2008 from $332.9 million in 2007.

U.S. Cellular anticipates that future growth in its operating income will be affected by the following factors:

•                  uncertainty related to current economic conditions and their impact on demand for U.S. Cellular’s products and services;

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

•                  continued enhancements to its wireless networks, including potential deployments of new technology, and its customer support and administrative systems;

•                  increasing costs of regulatory compliance; and

•                  uncertainty in future eligible telecommunication carrier (“ETC”) funding.

Investment and Other Income (Expense) totaled $28.0 million in 2008 and $139.8 million in 2007. The amounts were comprised mainly of gains of $16.4 million resulting from the disposition of Rural Cellular Corporation (“RCC”) shares in 2008 and $131.7 million resulting from the settlement of forward contracts related to Vodafone American Depository Receipts (“ADRs”) and disposition of the remaining ADRs in 2007.

Net Income decreased $52.4 million to $233.1 million in 2008 compared to $285.5 million in 2007, primarily due to lower Investment and Other Income (Expense). Basic Earnings per Share was $2.66 in 2008, which was $0.59 lower than in 2007 and Diluted Earnings per Share was $2.65, which was $0.57 lower than in 2007.

Cash Flows and Investments

U.S. Cellular believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide financial flexibility and are sufficient to permit U.S. Cellular to finance its contractual obligations and anticipated capital and operating expenditures for the foreseeable future. U.S. Cellular continues to seek to maintain a strong balance sheet and an investment grade credit rating.

See “Financial Resources” and “Liquidity and Capital Resources” below for additional information related to cash flows and investments, including the impacts of recent economic events.

Recent Developments

FCC Regulatory Developments

As disclosed in U.S. Cellular’s Form 10-K, before the FCC for comment are proposals made by the Federal-State Joint Board and by the FCC itself to change the universal service fund (“USF”) high cost program in various ways. On April 29, 2008, the FCC adopted an interim cap on the USF high cost funding that goes to competitive ETCs, limiting such funding for the state to the levels provided to all such carriers in that state in March 2008, with an exemption from the cap for carriers serving tribal lands and Alaskan Native Lands. While the cap is in effect, which will be of indefinite duration, wireless ETCs such as U.S. Cellular will receive less support than they otherwise would have been eligible to receive before the cap was in effect, because overall support will not increase as a carrier adds customers or as new competitive carriers are granted ETC status in the state. The FCC order imposing the cap was published on July 1, 2008 and became effective on August 1, 2008.

The FCC also is considering other significant changes in the USF, as discussed in U.S. Cellular’s Form 10-K under the heading of “Regulation, Pending Proceedings – Universal Service.” Although there have been numerous recent press reports indicating that the FCC is considering these and other potential changes in USF funding and intercarrier compensation, U.S. Cellular is not able to predict what, if any, changes ultimately will be adopted by the FCC.  Such changes could have a material adverse impact on U.S. Cellular’s financial condition and results of operations.

Also, on July 28, 2008, at least 24 companies, including TDS, U.S. Cellular’s parent company, were sent a letter relating to USF from a congressional committee. The letter states that the committee is investigating the USF High Cost Program, focusing on how the recipients of support funds used the funds they received, and requested information regarding these support funds. TDS has provided the information requested and intends to fully cooperate with regard to this request. TDS and U.S. Cellular cannot predict any action that the Committee or Congress may take as a result of the Committee’s inquiry.

Change in Listing from American Stock Exchange to New York Stock Exchange

In 2008, the New York Stock Exchange (“NYSE”) agreed to purchase the American Stock Exchange (“AMEX”).  As a result, U.S. Cellular determined to change its listing from the AMEX to the NYSE.  Effective September 15, 2008, U.S. Cellular voluntarily transferred the listing of its Common Shares from the AMEX to the NYSE. The Common Shares trade on the NYSE under the ticker symbol “USM”.

Licenses and Goodwill Impairment Assessment

U.S. Cellular performs its annual impairment assessment of goodwill and licenses in the second quarter of the year.  Given recent economic events including significant decreases in investment security values, the tightening of credit markets and other factors, U.S. Cellular considered whether the decline in its market capitalization in the third quarter of 2008 required an updated impairment assessment of its goodwill and licenses at September 30, 2008.  Given that the market capitalization of U.S. Cellular at September 30, 2008 was greater than its book value, and U.S. Cellular’s operating results and key performance indicators for the three months ended September 30, 2008 provided no evidence of significant deterioration, U.S. Cellular concluded that an updated impairment analysis was not required for its goodwill or licenses at September 30, 2008. U.S. Cellular will continue to monitor economic events and market conditions and will perform such impairment testing as may be required in the fourth quarter of 2008.

2008 Estimates

U.S. Cellular expects that the industry, competitive, regulatory, and economic factors discussed above may impact its results of operations for the next several quarters.

U.S. Cellular’s estimates of full year 2008 results are shown below. Such estimates represent U.S. Cellular’s views as of the filing date of U.S. Cellular’s Form 10-Q for the nine months ended September 30, 2008.  Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

	2008	2007
	Estimated Results	Actual Results
Net retail customer additions	125,000-160,000	333,000
Service revenues	$3,925-$3,975 million	$3,679.2 million
Operating income	$385-$435 million	$396.2 million
Depreciation, amortization and accretion expenses(1)	Approx. $615 million	$637.1 million
Capital expenditures	$525-$575 million	$565.5 million

(1) Includes losses on exchanges and disposals of assets.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of September 30,(1)	2008	2007
Total market population of consolidated operating markets(2)	45,493,000	44,955,000
Customers(3)(8)	6,176,000	6,058,000
Market penetration(2)	13.6%	13.5%
Total full-time equivalent employees	8,414	7,634
Cell sites in service	6,716	6,255

For the Nine Months Ended September 30,(4)	2008	2007
Net customer additions(5)(8)	72,000	237,000
Net retail customer additions(5)	116,000	269,000
Average monthly service revenue per customer(6)(8)	$53.40	$50.67
Retail postpay churn rate per month(7)	1.4%	1.4%
Total postpay churn rate per month(7)	1.7%	1.7%

(1)          Amounts include results for U.S. Cellular’s consolidated operating markets as of September 30; results for operating markets acquired during a particular period are included as of the acquisition date.

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

The total market population and penetration measures for consolidated operating markets apply to markets in which U.S. Cellular provides wireless service to customers. For comparison purposes, total market population and penetration related to all consolidated markets in which U.S. Cellular owns an interest were 82,875,000 and 7.5%, and 81,841,000 and 7.4%, as of September 30, 2008 and 2007, respectively.

As a result of exchange transactions with AT&T that closed in August 2003, U.S. Cellular obtained rights to acquire additional licenses, some of which licenses have been acquired and are reflected in the total market population of consolidated markets as of September 30, 2008.  During the first nine months of 2008, U.S. Cellular exercised its rights to acquire all but one of the remaining licenses pursuant to this exchange agreement.  License rights that were exercised but for which the licenses were not yet acquired as of September 30, 2008 will increase total market population of consolidated markets by 1,537,000 to 84,412,000.  The exercise of these rights did not require U.S. Cellular to provide any consideration to AT&T beyond that already provided in conjunction with the August 2003 exchange transaction and, thus, did not cause a change in U.S. Cellular’s Licenses balance in 2008.  U.S. Cellular continues to have a right under the August 2003 exchange agreement to acquire a majority interest in one additional license; that right does not have a stated expiration date.

(3)          U.S. Cellular’s customer base consists of the following types of customers:

	September 30,
	2008	2007
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	5,379,000	5,199,000
End user customers acquired through U.S. Cellular’s agreement with a third party (“reseller customers”)*	502,000	558,000
Total postpay customers	5,881,000	5,757,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	295,000	301,000
Total customers	6,176,000	6,058,000

* Pursuant to its agreement with the third party, U.S. Cellular is compensated by the third party on a postpay basis; as a result, all customers U.S. Cellular has acquired through this agreement are considered to be postpay customers.

(4)          Amounts include results for U.S. Cellular’s consolidated operating markets for the period January 1 through September 30; operating markets acquired during a particular period are included as of the acquisition date.

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

(6)          Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per customer basis. Variances in this measurement are monitored and compared to variances in expenses on a per customer basis. Average monthly service revenue per customer is calculated as follows:

	Nine Months Ended
	September 30,
	2008	2007

Service revenues per Consolidated Statements of Operations (000s)	$2,963,374	$2,721,341
Divided by average customers during period (000s)*	6,166	5,968
Divided by number of months in each period	9	9

Average monthly service revenue per customer	$53.40	$50.67

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

(8)   The amounts presented as of or for the nine months ended September 30, 2007 were adjusted slightly from amounts previously reported as a result of a review of U.S. Cellular’s customer reporting procedures.  The amounts previously reported as Customers, Net customer additions, and Average monthly service revenue per customer were 6,067,000, 246,000 and $50.66, respectively.

Components of Operating Income

Nine Months Ended September 30,	2008	2007	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
Retail service	$2,534,944	$2,357,998	$176,946	7.5%
Inbound roaming	186,441	150,195	36,246	24.1%
Long-distance and other	241,989	213,148	28,841	13.5%
Service revenues	2,963,374	2,721,341	242,033	8.9%
Equipment sales	226,949	200,813	26,136	13.0%
Total Operating Revenues	3,190,323	2,922,154	268,169	9.2%

System operations (excluding Depreciation, amortization and accretion reported below)	585,141	529,172	55,969	10.6%
Cost of equipment sold	526,815	460,413	66,402	14.4%
Selling, general and administrative	1,271,544	1,151,746	119,798	10.4%
Depreciation, amortization and accretion	433,222	439,990	(6,768)	(1.5)%
Loss on asset disposals, net	16,776	7,899	8,877	N/M
Total Operating Expenses	2,833,498	2,589,220	244,278	9.4%
Total Operating Income	$356,825	$332,934	$23,891	7.2%

N/M = Not meaningful

Operating Revenues

Service revenues

Service revenues primarily consist of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third-party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); (iii) charges for long-distance calls made on U.S. Cellular’s systems; and (iv) amounts received from the USF as an ETC.

The increase in service revenues was due to the growth in the average customer base, which increased 3% to 6.2 million in 2008 from 6.0 million in 2007, and higher average monthly service revenue per customer; average monthly service revenue per customer averaged $53.40 in 2008 and $50.67 in 2007.

Retail service revenues

The increase in retail service revenues in 2008 was due primarily to growth in U.S. Cellular’s average customer base and an increase in average monthly retail service revenue per customer.

The increase in the average number of customers was primarily driven by the net retail customer additions that U.S. Cellular generated from its marketing distribution channels. The average number of customers also was affected by the timing of acquisitions, divestitures and exchanges.

U.S. Cellular anticipates that its customer base will increase during 2008 as a result of its continuing focus on customer satisfaction, attractively priced service plans, a broader line of handsets and other products, and improvements in distribution. U.S. Cellular believes growth in its customer base will be primarily from capturing wireless users switching from other wireless carriers or increasing the number of multi-device users rather than by adding users that are new to the service. However, the level of growth in the customer base for 2008 will depend upon U.S. Cellular’s ability to attract new customers and retain existing customers in a highly and increasingly competitive marketplace. The rate of growth in U.S. Cellular’s total customer base has slowed from 2007 to 2008 as U.S. Cellular’s total customers increased 6% from September 30, 2006 to September 30, 2007, and 2% from September 30, 2007 to September 30, 2008.  During the third quarter of 2008, U.S. Cellular’s total retail customers decreased by 3,000 and its total reseller customers decreased by 15,000. See “Overview - 2008 Estimates” for U.S. Cellular’s estimate of net retail customer additions for 2008.

Average monthly retail service revenue per customer increased 4% to $45.68 in 2008 from $43.90 in 2007. The increase in average monthly retail service revenue per customer was driven primarily by growth in revenues from data products and services.

Monthly local retail voice minutes of use per customer averaged 700 in 2008 and 671 in 2007. The increase in 2008 was driven primarily by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. The impact on retail service revenues of the increase in average monthly minutes of use was offset by a decrease in average revenue per minute of use. The decrease in average revenue per minute of use reflects the impact of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans and the inclusion of features such as unlimited inbound calling, which U.S. Cellular had made a differentiating factor in its current calling plans, as well as unlimited night and weekend minutes and unlimited mobile-to-mobile minutes in certain pricing plans. U.S. Cellular anticipates that its average revenue per minute of use may continue to decline in the future, reflecting increased competition and continued penetration of the consumer market.

Revenues from data products and services grew significantly year-over-year, totaling $369.6 million in 2008 and $260.1 million in 2007, and representing 12% of total service revenues in 2008 compared to 10% of total service revenues in 2007. Such growth, which positively impacted average monthly retail service revenue per customer, reflected customers’ continued and increasing acceptance and usage of U.S. Cellular’s text messaging and picture messaging services, easyedgeSM service and applications, and Smartphone handsets and services.

Inbound roaming revenues

The increase in inbound roaming revenues in 2008 was related primarily to an increase in roaming minutes of use, partially offset by a decline in rate per minute caused by decreases in rates with key roaming partners. The increase in inbound roaming minutes of use was driven primarily by the overall growth in the number of customers and retail minutes of use per customer throughout the wireless industry, including usage related to data products and services, which led to an increase in inbound traffic from other wireless carriers.

A portion of the inbound roaming revenues is derived from Verizon Wireless (“Verizon”) and Alltel Corporation (“Alltel”).  During June 2008, Verizon and Alltel entered into an agreement pursuant to which Verizon will acquire Alltel, subject to certain conditions.  Subject to regulatory approvals, this transaction is expected to close later in 2008 or in 2009.  As a result of this transaction, the network footprints of Verizon and Alltel will be combined.  This is expected to result in significant decreases in inbound roaming revenues for U.S. Cellular, since the combined Verizon and Alltel entity is expected to almost cease using U.S. Cellular’s network in certain coverage areas that are currently used by Verizon and Alltel (as separate entities).  U.S. Cellular anticipates that such a decline would more than offset the positive impact of the trends of increasing minutes of use and increasing data usage described in the preceding paragraph. Additional changes in the network footprints of other carriers also could have an adverse effect on U.S. Cellular’s inbound roaming revenues.  For example, consolidation among other carriers which have network footprints that currently overlap U.S. Cellular’s network could further decrease the amount of inbound roaming revenues for U.S. Cellular.  U.S. Cellular also anticipates that its roaming revenue per minute of use will decline over time due to the renegotiation of existing contracts as a result of the aforementioned industry consolidation. The foregoing could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Long-distance and other revenues

In 2008, there was a $32.3 million increase in other revenues, partially offset by a $3.5 million decrease in long-distance revenues.  The growth in other revenues was due primarily to an increase in ETC funds that were received from the USF. U.S. Cellular was eligible to receive ETC funds in eleven states in 2008 and eight states in 2007; the ETC revenue amounts recorded were $100.1 million in 2008 and $70.8 million in 2007.  See “Recent Developments” in the preceding “Overview” section for a discussion of the pending changes in USF funding for wireless ETCs.

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

The increase in 2008 equipment sales revenues was driven by an increase of 14% in average revenue per handset sold, primarily reflecting the sale of more expensive handsets with expanded capabilities, partially offset by a decline in total handsets sold.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

System operations expenses (excluding Depreciation, amortization, and accretion) include charges from wireline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the wireline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. Key components of the overall increase in system operations expenses were as follows:

•                  expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $21.8 million, or 18%, in 2008. The increase is due to an increase in roaming minutes of use driven by customer migration to national and wide area plans;

•                  maintenance, utility and cell site expenses increased $20.9 million, or 10%, in 2008, primarily driven by increases in the number of cell sites within U.S. Cellular’s network, rent expense per cell site, and software maintenance costs to support rapidly growing data needs. The number of cell sites totaled 6,716 in 2008 and 6,255 in 2007, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also through acquisitions of existing wireless operations; and

•                  the cost of network usage on U.S. Cellular’s systems increased $13.3 million, or 7%, in 2008, as voice and data usage on U.S. Cellular’s systems increased driven primarily by continued migration to voice plans with a larger number of packaged minutes, text messaging plans, and other data offerings. In addition, data network and developer costs increased due to the increase in data usage.

U.S. Cellular expects total system operations expenses to increase in the foreseeable future, driven by the following factors:

•                  increases in the number of cell sites and other network facilities within U.S. Cellular’s systems as it continues to add capacity and enhance quality;

•                  continued expansion of EVDO services to additional markets; and

•                  increases in voice minutes of use and data usage, both on U.S. Cellular’s network and by U.S. Cellular’s customers on other carriers’ networks when roaming.

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage on U.S. Cellular’s and other carriers’ networks.

Cost of equipment sold

Cost of equipment sold increased in 2008 primarily from a 16% increase in the average cost per handset sold as a result of sales of more expensive handsets with expanded capabilities.  U.S. Cellular believes that the expanded capabilities will drive increases in data revenues.

U.S. Cellular expects loss on equipment, defined as equipment sales revenues less cost of equipment sold, to increase in the foreseeable future as wireless carriers continue to use handset availability and pricing as a means of competitive differentiation. New handsets with expanded capabilities, particularly Smartphones, generally have higher purchase costs for carriers which, due to competitive market conditions, generally cannot be recovered through proportionately higher selling prices to customers.

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

The increase in Selling, general and administrative expenses in 2008 was due to higher expenses associated with acquiring, serving and retaining customers, driven in part by an increase in U.S. Cellular’s customer base in 2008, and increased regulatory charges and taxes. Key components of the increase in Selling, general and administrative expenses were as follows:

•                  general and administrative expenses increased $58.3 million, or 10%, in 2008, due to increases in expenses related to the operations of U.S. Cellular’s regional support offices; increases related to bad debts expense (reflecting both higher revenues and higher bad debts experience as a percent of revenues); increases in consulting and outsourcing expenses; and increases in federal universal service fund contributions and other regulatory fees and taxes;

•                  advertising expenses increased $37.6 million, or 23%, in 2008, primarily due to an increase in media purchases, including the launch in June 2008 of a new branding campaign, Believe in Something Better™;

•                  other selling and marketing expenses increased $23.9 million, or 6%, in 2008, reflecting more retail sales associates, higher retail facilities expenses and higher commissions due to a greater number of customer renewal transactions.

U.S. Cellular expects Selling, general and administrative expenses to increase in the foreseeable future driven primarily by increases in expenses associated with acquiring, serving and retaining customers.

Loss on asset disposals, net

These amounts represent charges related to disposals of assets, trade-ins of older assets for replacement assets and other asset retirements.

Components of Other Income (Expense)

			Increase/	Percentage
Nine Months Ended September 30,	2008	2007	(Decrease)	Change
	(Dollars in thousands, except per share amounts)
Total Operating Income	$356,825	$332,934	$23,891	7.2%

Equity in earnings from unconsolidated entities	66,361	69,860	(3,499)	(5.0)%
Interest and dividend income	4,471	8,598	(4,127)	(48.0)%
Fair value adjustment of derivative instruments	—	(5,388)	5,388	N/M
Gain on disposition of investments	16,628	131,686	(115,058)	(87.4)%
Interest expense	(60,611)	(64,634)	4,023	6.2%
Other, net	1,109	(315)	1,424	N/M
Total Investment and Other Income (Expense)	27,958	139,807	(111,849)	(80.0)%

Income Before Income Taxes and Minority Interest	384,783	472,741	(87,958)	(18.6)%
Income tax expense	(137,062)	(176,542)	39,480	22.4%

Income Before Minority Interest	247,721	296,199	(48,478)	(16.4)%
Minority share of income, net of tax	(14,613)	(10,672)	(3,941)	(36.9)%
Net Income	$233,108	$285,527	$(52,419)	(18.4)%

Basic Earnings per Share	$2.66	$3.25	$(0.59)	(18.2)%
Diluted Earnings per Share	$2.65	$3.22	$(0.57)	(17.7)%

N/M = Not meaningful

Equity in earnings from unconsolidated entities

Equity in earnings from unconsolidated entities represents U.S. Cellular’s share of net income from the markets in which it has an interest and follows the equity method of accounting. U.S. Cellular follows the equity method of accounting for interests in which its ownership interest is less than or equal to 50% but equals or exceeds 20% for corporations and 3% for partnerships and limited liability companies. Equity in earnings from unconsolidated entities decreased in 2008 primarily due to a $5.1 million decrease in income from U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”).

U.S. Cellular’s investment in the LA Partnership contributed $49.2 million and $54.3 million to Equity in earnings from unconsolidated entities in 2008 and 2007, respectively.

Interest and dividend income

The decrease in interest and dividend income in 2008 is due primarily to lower interest rates earned on cash balances in 2008 than 2007. This was due to both a decline in short-term interest rates and a change in the composition of U.S. Cellular’s cash investments in 2008 compared to 2007.  U.S. Cellular invested substantially all of its cash balances in prime money market funds through August 2007 and in money market funds that invested exclusively in short-term U.S. Treasury securities thereafter.

Fair value adjustment of derivative instruments

Fair value adjustment of derivative instruments in 2007 reflected the change in the fair value of the bifurcated embedded collars within the variable prepaid forward contracts related to the Vodafone Group Plc American Depositary Receipts (“ADRs”).  U.S. Cellular settled the forward contracts related to the Vodafone ADRs and sold the remaining ADRs in May 2007.

Gain on disposition of investments

Gain on disposition of investments in 2008 related to the exchange of Rural Cellular Corporation (“RCC”) shares for cash in conjunction with Verizon’s acquisition of RCC.  Gain on disposition of investments in 2007 was attributable to the settlement of variable prepaid forward contracts related to Vodafone ADRs and the disposition of the remaining Vodafone ADRs.  See Note 4 - Gain on Disposition of Investments in the Notes to the Consolidated Financial Statements for additional information regarding these transactions.

Interest expense

The decrease in interest expense in 2008 was primarily due to the settlement of U.S. Cellular’s variable prepaid forward contracts in May 2007.

Income tax expense

See Note 6 - Income Taxes in the Notes to Consolidated Financial Statements for a discussion of the change in income tax expense from 2007 to 2008.

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

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Components of Operating Income

Three Months Ended September 30,	2008	2007	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
Retail service	$855,167	$814,948	$40,219	4.9%
Inbound roaming	69,319	60,843	8,476	13.9%
Long-distance and other	89,442	78,749	10,693	13.6%
Service revenues	1,013,928	954,540	59,388	6.2%
Equipment sales	77,947	61,294	16,653	27.2%
Total Operating Revenues	1,091,875	1,015,834	76,041	7.5%

System operations (excluding Depreciation, amortization and accretion reported below)	197,473	185,479	11,994	6.5%
Cost of equipment sold	180,584	161,428	19,156	11.9%
Selling, general and administrative	441,543	418,212	23,331	5.6%
Depreciation, amortization and accretion	145,434	148,014	(2,580)	(1.7)%
Loss on asset disposals, net	6,884	1,762	5,122	N/M
Total Operating Expenses	971,918	914,895	57,023	6.2%
Total Operating Income	$119,957	$100,939	$19,018	18.8%

N/M = Not meaningful

Operating Revenues

Service revenues

The increase in service revenues was due to the growth in the average customer base, which increased 3% to 6.2 million in 2008 from 6.0 million in 2007, and higher average monthly service revenue per customer; average monthly service revenue per customer averaged $54.59 in 2008 and $52.73 in 2007.

Retail service revenues

The increase in retail service revenues in 2008 was due primarily to growth in U.S. Cellular’s average customer base and an increase in average monthly retail service revenue per customer.

The increase in the average number of customers was primarily driven by the net retail customer additions that U.S. Cellular generated from its marketing distribution channels. The average number of customers also was affected by the timing of acquisitions, divestitures and exchanges.

Average monthly retail service revenue per customer increased 2% to $46.04 in 2008 from $45.03 in 2007. The increase in average monthly retail service revenue per customer was driven primarily by growth from data products and services.

Monthly local retail voice minutes of use per customer averaged 695 in 2008 and 680 in 2007. The increase was driven primarily by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage.

Revenues from data products and services grew significantly year-over-year, totaling $130.2 million in 2008 and $96.8 million in 2007, and representing 13% of total service revenues in 2008 compared to 10% of total service revenues in 2007. This growth reflected customers’ continued and increasing acceptance and usage of U.S. Cellular’s text messaging and picture messaging services, easyedgeSM service and applications, and Smartphone handsets and services.

Inbound roaming revenues

The increase in inbound roaming revenues in 2008 was related primarily to an increase in roaming minutes of use, partially offset by a decline in rate per minute caused by decreases in rates with key roaming partners. The increase in inbound roaming minutes of use was driven primarily by the overall growth in the number of customers and retail minutes of use per customer throughout the wireless industry, including usage related to data products and services, which led to an increase in inbound traffic from other wireless carriers.

Long-distance and other revenues

The increase in 2008 reflected an $11.6 million increase in other revenues, partially offset by a $0.9 million decrease in long-distance revenues. The growth in other revenues was due primarily to an increase in ETC funds that were received from the USF. U.S. Cellular was eligible to receive ETC funds in eleven states in 2008 and nine states in 2007; the ETC revenue amounts recorded were $38.2 million in 2008 and $27.4 million in 2007.

Equipment sales revenues

The increase in 2008 equipment sales revenues was driven by an increase of 30% in average revenue per handset sold, primarily reflecting the sale of more expensive handsets with expanded capabilities, partially offset by a decline in the total number of handsets sold.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the overall increase in system operations expenses were as follows:

•                  expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $5.3 million, or 11%, in 2008. The increase is due to an increase in roaming minutes of use driven by customer migration to national and wide area plans;

•                  the cost of network usage on U.S. Cellular’s systems increased $4.4 million, or 7%, in 2008, as voice and data usage on U.S. Cellular’s systems increased driven primarily by continued migration to voice plans with a larger number of packaged minutes, text message plans, and other data offerings. In addition, data network and developer costs increased due to the increase in data usage; and

•                  maintenance, utility and cell site expenses increased $2.3 million, or 3%, in 2008, primarily driven by increases in the number of cell sites within U.S. Cellular’s network, rent expense per cell site, and software maintenance costs to support rapidly growing data needs. The number of cell sites totaled 6,716 in 2008 and 6,255 in 2007, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also through acquisitions of existing wireless operations.

Cost of equipment sold

The increase in Cost of equipment sold was due primarily to a 14% increase in the average cost per handset sold as a result of sales of more expensive handsets with expanded capabilities.

Selling, general and administrative expenses

The increase in Selling, general and administrative expenses in 2008 was due primarily to higher expenses associated with acquiring, serving and retaining customers, driven in part by an increase in U.S. Cellular’s customer base in 2008; increased regulatory charges and taxes also drove the increase. Key components of the increase in selling, general and administrative expenses were as follows:

•                  advertising expenses increased $12.3 million, or 19%, in 2008, primarily due to an increase in media purchases, including the launch in June 2008 of a new branding campaign, Believe in Something Better™;

•                  general and administrative expenses increased $6.4 million, or 3%, in 2008, due to higher expenses related to the operations of U.S. Cellular’s regional support offices and higher federal universal service fund contributions, partially offset by a decrease related to bad debts expense (reflecting lower bad debts experience as a percent of revenues); and

•                  other selling and marketing expenses increased $4.6 million, or 4%, in 2008, reflecting more retail sales associates, higher commissions due to a greater number of customer renewal transactions and higher retail facilities expenses.

Loss on asset disposals, net

These amounts represent charges related to disposals of assets, trade-ins of older assets for replacement assets and other asset retirements.

Components of Other Income (Expense)

			Increase/	Percentage
Three Months Ended September 30,	2008	2007	(Decrease)	Change
	(Dollars in thousands, except per share amounts)
Total Operating Income	$119,957	$100,939	$19,018	18.8%

Equity in earnings from unconsolidated entities	22,319	23,782	(1,463)	(6.2)%
Interest and dividend Income	1,137	3,395	(2,258)	(66.5)%
Gain on disposition of investments	16,628	—	16,628	N/M
Interest expense	(19,722)	(19,625)	(97)	(0.5)%
Other, net	391	179	212	N/M
Total Investment and Other Income (Expense)	20,753	7,731	13,022	N/M
Income Before Income Taxes and Minority Interest	140,710	108,670	32,040	29.5%
Income tax expense	(45,506)	(41,154)	(4,352)	(10.6)%
Income Before Minority Interest	95,204	67,516	27,688	41.0%
Minority share of income, net of tax	(5,255)	(3,961)	(1,294)	(32.7)%
Net Income	$89,949	$63,555	$26,394	41.5%

Basic Earnings per Share	$1.03	$0.72	$0.31	43.1%
Diluted Earnings per Share	$1.02	$0.72	$0.30	41.7%

N/M = Not meaningful

Equity in earnings from unconsolidated entities

U.S. Cellular’s investment in the LA Partnership contributed $15.3 million and $17.9 million to Equity in earnings from unconsolidated entities in 2008 and 2007, respectively.

Interest and dividend income

The decrease in interest and dividend income in 2008 is due primarily to lower interest rates earned on cash balances in 2008 than 2007. This was due to both a decline in short-term interest rates in and a change in the composition of U.S. Cellular’s cash investments in 2008 compared to 2007. U.S. Cellular invested substantially all of its cash balances in prime money market funds through August 2007 and in money market funds that invested exclusively in short-term U.S. Treasury securities thereafter.

Gain on disposition of investments

Gain on disposition of investments in 2008 related to the exchange of RCC shares for cash in conjunction with Verizon’s acquisition of RCC. See Note 4 – Gain on Disposition of Investments in the Notes to Consolidated Financial Statements for additional information regarding this transaction.

Income tax expense

See Note 6 – Income Taxes in the Notes to Consolidated Financial Statements for a discussion of the changes in income tax expense from 2007 to 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and guidance in U.S. GAAP. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to an entity’s own fair value assumptions about market participant assumptions as the lowest level. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. U.S. Cellular adopted SFAS 157 for its financial assets and liabilities effective January 1, 2008. In October 2008, the FASB issued FSP FAS 157-3 to clarify and demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. As of September 30, 2008, U.S. Cellular did not have any financial assets or liabilities that required the application of SFAS 157 for purposes of reporting such amounts in its Consolidated Balance Sheet. U.S. Cellular is currently reviewing the requirements of SFAS 157 related to its nonfinancial assets and liabilities which become effective January 1, 2009, and has not yet determined the impact of adoption, if any, on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations—a replacement of FASB Statement No. 141 (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141(R) retains the underlying concept of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method, a method that requires the acquirer to measure and recognize the acquiree on an entire entity basis and recognize the assets acquired and liabilities assumed at their fair values as of the date of acquisition. However, SFAS 141(R) changes the method of applying the acquisition method in a number of significant aspects, such as requiring the expensing of transaction costs previously capitalized and requiring the accrual at fair value of certain contractual and noncontractual contingencies.  SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) also would be determined in accordance with the provisions of SFAS 141(R). U.S. Cellular has determined that any transaction costs incurred and capitalized in 2008 for a business combination that will not close until on or after January 1, 2009 will be expensed upon U.S. Cellular’s adoption of SFAS 141(R) on January 1, 2009. U.S. Cellular does not anticipate that this treatment will have a significant impact on its financial position or results of operations. U.S. Cellular is currently reviewing the remaining requirements of SFAS 141(R) and has not yet determined the impact of adoption, if any, on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Consolidated Financial Statements, Including Accounting and Reporting of Noncontrolling Interests in Subsidiaries—a replacement of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended by SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, to establish new standards that will govern the accounting and reporting of (1) noncontrolling interests (commonly referred to as minority interests) in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. SFAS 160 also establishes that once control of a subsidiary is obtained, changes in ownership interests in that subsidiary that do not result in a loss of control shall be accounted for as equity transactions, not as step acquisitions under SFAS 141.  SFAS 160 is effective for U.S. Cellular on a prospective basis beginning January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively. U.S. Cellular is currently reviewing the requirements of SFAS 160 and has not yet determined the impact of adoption, if any, on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. The Statement specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for U.S. Cellular beginning January 1, 2009. As of September 30, 2008, U.S. Cellular did not hold any derivative instruments and, therefore, does not expect any impact as a result of this pronouncement.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles. The SEC approved the amendments on September 15, 2008. Therefore, SFAS 162 is effective as of November 15, 2008. U.S. Cellular does not anticipate that the adoption of SFAS 162 will have an impact on either its financial statements or disclosures.

FINANCIAL RESOURCES

U.S. Cellular operates a capital- and marketing-intensive business. In recent years, U.S. Cellular has generated cash from its operating activities, received cash proceeds from divestitures, used short-term credit facilities and used long-term debt financing to fund its acquisitions including licenses, construction costs and operating expenses.  Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors.  The discussion in this Financial Resources section compares the nine months ended September 30, 2008 to the nine months ended September 30, 2007.

The following table provides a summary of U.S. Cellular’s cash flow activities:

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$696,580	$621,713
Investing activities	(688,094)	(388,450)
Financing activities	(35,411)	(84,155)
Net increase (decrease) in cash and cash equivalents	$(26,925)	$149,108

Cash Flows from Operating Activities

The net increase in cash flows from operating activities was primarily attributable to a $63.0 million decrease in income tax payments. Income tax payments in 2008 and 2007 were $96.1 million and $159.2 million, respectively. Such income tax payments are included as a component of the change in accrued taxes, along with accruals recorded for current income tax expense, and accruals for other non-income taxes. The 2007 income tax payments were higher primarily due to increased estimated tax payments that resulted from the gain on the disposition of Vodafone American Depository Receipts and the settlement of the related forward contracts.

Cash Flows from Investing Activities

U.S. Cellular makes substantial investments each year to construct and upgrade modern high quality wireless communications networks and facilities as a basis for creating long term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue-enhancing and cost-reducing upgrades of U.S. Cellular’s networks. Cash flows used for investing activities also represent cash required for the acquisition of wireless properties or licenses. Proceeds from exchanges and divestiture transactions have provided funds in recent years which have partially offset the cash requirements for investing activities; however, such sources cannot be relied upon to provide continuing or regular sources of financing.

The primary purpose of U.S. Cellular’s construction and expansion expenditures is to provide for customer and usage growth, to upgrade service and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.

Cash used for property, plant and equipment and system development expenditures totaled $395.6 million in 2008 and $377.4 million in 2007. These expenditures were financed primarily with internally generated cash and borrowings under U.S. Cellular’s revolving credit facility. These expenditures were made to fund construction of new cell sites, increase capacity in existing cell sites and switches, upgrade technology including the overlay of EVDO technology in certain markets, remodel new and existing retail stores and open new stores, and develop office systems.

Cash required for acquisitions totaled $314.7 million in 2008 and $18.3 million in 2007. The cash impact of 2008 acquisitions is summarized below.

2008 Acquisitions	Cash Payment
(Dollars in millions)

Auction 73 Licenses	$300.5
North Carolina RSA 1 Partnership	6.9
Maine Licenses	5.0
Auction 78 Licenses	2.1
Other	0.2
Total	$314.7

Cash amounts paid for the acquisitions differ from the purchase price due to transaction related expenses incurred, but not yet paid, as of September 30, 2008. See Note 3 - Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for details of these transactions.

In 2008, U.S. Cellular realized cash proceeds of $16.7 million from the disposition of RCC Common Shares in conjunction with Verizon Wireless’ acquisition of RCC. In 2007, U.S. Cellular realized cash proceeds of $4.3 million related to the disposition of Vodafone ADRs. See Note 4 – Gain on Disposition of Investments in the Notes to Consolidated Financial Statements for details of these transactions.

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

The re-issuance of treasury shares in connection with employee benefits plans, net of tax payments made by U.S. Cellular on behalf of stock award holders, required $1.3 million in 2008 and provided $12.2 million in 2007. In certain situations, U.S. Cellular withholds shares that are issuable upon the exercise of stock options or the vesting of restricted shares to cover, and with a value equivalent to, the exercise price and/or the amount of taxes required to be withheld from the stock award holder at the time of the exercise or vesting. U.S. Cellular then pays the amount of the required tax withholdings to the taxing authorities in cash.

In 2008, U.S. Cellular repurchased 450,000 Common Shares at an aggregate cost of $27.7 million. U.S. Cellular also received $4.6 million in 2008 from an investment banking firm for the final settlement of the Accelerated Share Repurchases (“ASR”) made in the second half of 2007. In 2007, U.S. Cellular purchased 838,000 Common Shares for $65.2 million from an investment banking firm in connection with two ASR programs. See Note 14 - Common Share Repurchases in the Notes to Consolidated Financial Statements for details of these transactions.

LIQUIDITY AND CAPITAL RESOURCES

Recent events in the financial services sector and correlating impacts to other sectors of the economy have resulted in concerns regarding investment security values, the availability of and concentration of credit, insurance coverage and a variety of other areas. Although U.S. Cellular’s cash balance, conservative strategies for investing cash on hand from time to time and funds available under its revolving credit agreement have limited its exposure to these events to date, U.S. Cellular continues to monitor economic conditions and developments and will make adjustments to its cash investments, borrowing arrangements and insurance coverage as necessary and feasible.

Consumer spending also significantly impacts U.S. Cellular’s operations and performance. Recent economic conditions could cause consumer spending to deteriorate significantly. Factors that influence levels of consumer spending include: unemployment rates, increases in fuel and other energy costs, conditions in residential real estate and mortgage markets, labor and health care costs, access to credit, consumer confidence and other macroeconomic factors. Changes in these and other economic factors could have a material adverse effect on demand for U.S. Cellular’s products and services and on U.S. Cellular’s financial condition and results of operations.

U.S. Cellular believes that existing cash balances and cash flows from operating activities provide financial flexibility for U.S. Cellular to meet its normal financing needs (including working capital, construction and development expenditures, acquisitions, and share repurchases under its approved program) for the foreseeable future. As discussed further below, U.S. Cellular also has funds available under a revolving credit facility which will provide additional flexibility through the date of its expiration in December 2009. In addition, U.S. Cellular may have access to public and private capital markets to help meet its financing needs.

U.S. Cellular cannot provide assurances that circumstances that could have a material adverse affect on its liquidity or capital resources will not occur. Economic conditions, changes in financial markets, deterioration in the capital markets or other factors could restrict U.S. Cellular’s liquidity and availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development, acquisition or Common Share repurchase programs. Such reductions could have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Cash and Cash Equivalents

At September 30, 2008, U.S. Cellular had $177.6 million in cash and cash equivalents, which include cash and short-term, highly liquid investments with original maturities of three months or less. The primary objective of U.S. Cellular’s cash and cash equivalents investment activities is to preserve principal. At September 30, 2008, U.S. Cellular invested substantially all of its cash balances in money market funds that invested exclusively in short-term U.S. Treasury securities or repurchase agreements backed by U.S. Treasury securities. U.S. Cellular monitors the financial viability of the money market funds in which it invests and believes that the credit risk associated with these investments is low.

Revolving Credit Facility

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. This revolving credit facility is comprised of commitments from thirteen lending institutions, with individual commitments ranging from 1% to 16% of the total commitment. At September 30, 2008, there were no outstanding borrowings and $0.3 million of outstanding letters of credit, leaving $699.7 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating. U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months. At September 30, 2008, the one-month LIBOR was 3.93% and the contractual spread was 60 basis points. If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 5.00% at September 30, 2008). This credit facility expires in December 2009.

U.S. Cellular’s interest cost on its revolving credit facility would increase if its current credit rating from Moody’s Investors Service (“Moody’s”) were lowered and would decrease if the rating were raised. The credit facility would not cease to be available or accelerate solely as a result of a downgrade in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future. U.S. Cellular’s credit ratings as of September 30, 2008 and the dates that such ratings were issued, were as follows:

Moody’s (issued August 15, 2008)	Baa2	- stable outlook
Standard & Poor’s (issued March 13, 2008)	BBB-	- with positive outlook
Fitch Ratings (issued August 16, 2007)	BBB+	- stable outlook

On August 15, 2008, Moody’s changed its outlook on U.S. Cellular’s credit rating to stable from under review for possible upgrade.

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

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. The covenants also prescribe certain terms associated with intercompany loans from TDS or TDS subsidiaries to U.S. Cellular or U.S. Cellular subsidiaries. U.S. Cellular believes it was in compliance as of September 30, 2008 with all covenants and other requirements set forth in its revolving credit facility. There were no intercompany loans at September 30, 2008 or December 31, 2007.

U.S. Cellular is maintaining an active dialogue with its existing lenders and plans to obtain a new revolving credit facility prior to the December 2009 expiration date of the current facility. Due to current unfavorable credit market conditions, U.S. Cellular may not be able to obtain similar terms or the same amount of availability as exist in the current facility. If U.S. Cellular is unable to renew its revolving credit facility or to obtain a new revolving credit facility from alternative sources on acceptable terms or at current funding levels for any reason, including reduced availability of credit or the consolidation of lending institutions as a result of recent market events, U.S. Cellular’s future liquidity, capital resources, business, financial condition and/or results of operations could be adversely affected.

Long-Term Financing

U.S. Cellular’s long-term debt indenture does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future. U.S. Cellular believes it was in compliance as of September 30, 2008 with all covenants and other requirements set forth in its long-term debt indenture.

U.S. Cellular filed a shelf registration statement on Form S-3 with the SEC on May 9, 2008. Because U.S. Cellular was a “well-known seasoned issuer” as defined in Rule 405 under the Securities Act of 1933, as amended, such registration statement became automatically effective upon filing with the SEC and registered an indeterminate amount of debt securities. Under such automatic shelf registration statement, U.S. Cellular is permitted, at any time and from time to time, to sell senior debt securities in one or more offerings in an indeterminate amount. U.S. Cellular does not have any set time frame for issuing any specific amount of debt securities under such registration statement at the present time. U.S. Cellular’s ability to complete an offering pursuant to such shelf registration statement will be dependent on market conditions and other factors at the time. If U.S. Cellular does not qualify as a “well-known seasoned issuer” at the time of filing of any of its Forms 10-K in the future, U.S. Cellular would thereafter cease to be able to use this automatic shelf registration statement until it again so qualified, or would be required to convert this automatic shelf registration statement into another registration statement that U.S. Cellular was then qualified to use.

The long-term debt principal payments due for the remainder of 2008 and the next four years comprise approximately 1% of the total long-term debt obligation at September 30, 2008. Refer to the disclosure under Market Risk – Long-Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2007, for additional information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s long-term debt.

U.S. Cellular may from time to time seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions, tender offers, exchange offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

Marketable Equity Securities

U.S. Cellular had no investments in marketable equity securities at September 30, 2008. See Note 10 - Marketable Equity Securities of Notes to Consolidated Financial Statements for a description of marketable equity securities transactions during the nine months ended September 30, 2008 and 2007.

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

U.S. Cellular plans to finance its capital expenditures program for 2008 using cash on hand, cash flows from operating activities and short-term debt.

Suppliers

U.S. Cellular depends upon certain key suppliers to provide it with equipment, services or content that U.S. Cellular needs to continue U.S. Cellular’s network build and upgrade and to operate its business.  U.S. Cellular does not have operational or financial control over any of such key suppliers and has limited influence with respect to the manner in which these key suppliers conduct their businesses.  If these key suppliers experience financial difficulties and are unable to provide equipment, services or content to U.S. Cellular on a timely basis or cease to provide such equipment, services or content or if such key suppliers otherwise fail to honor their obligations to U.S. Cellular, U.S. Cellular may be unable to maintain and upgrade its network or provide services to its customers in a competitive manner, or could suffer other disruptions to its business.  In that event, U.S. Cellular’s business, financial condition or results of operations could be adversely affected.  U.S. Cellular monitors the financial condition of its key suppliers through its risk management process.

Acquisitions, Divestitures and Exchanges

U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, U.S. Cellular reviews attractive opportunities to acquire additional wireless operating markets and wireless spectrum. In addition, U.S. Cellular may seek to divest outright or include in exchanges for other wireless interests those wireless interests that are not strategic to its long-term success. U.S. Cellular from time to time may be engaged in negotiations relating to the acquisition, divestiture or exchange of companies, strategic properties or wireless spectrum.  In general, U.S. Cellular may not disclose such transactions until there is a definitive agreement.

See Note 3 - Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for details on 2008 transactions.

Variable Interest Entities

U.S. Cellular consolidates certain variable interest entities pursuant to FIN 46(R).  See Note 5 - Variable Interest Entities in the Notes to Consolidated Financial Statements for the details of these variable interest entities.  U.S. Cellular may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

Common Share Repurchases

U.S. Cellular has repurchased and expects to continue to repurchase its Common Shares subject to the repurchase program.  For details of this program and repurchases made during the nine months ended September 30, 2008, see Note 14 - Common Share Repurchases in the Notes to Consolidated Financial Statements.

Contractual and Other Obligations

The Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2007, did not include any liabilities related to unrecognized tax benefits under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”).  U.S. Cellular is unable to predict the period of settlement of such FIN 48 liabilities.  Subject to the foregoing, there has been no material change to Contractual and Other Obligations between December 31, 2007 and September 30, 2008.

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

Accounts Receivable and Allowance for Doubtful Accounts

U.S. Cellular’s accounts receivable consist primarily of amounts owed by customers pursuant to service contracts and for equipment sales, by agents for equipment sales, by other wireless carriers whose customers have used U.S. Cellular’s wireless systems for roaming and by unaffiliated third-party partnerships or corporations pursuant to equity distribution declarations.

The allowance for doubtful accounts is the best estimate of the amount of probable credit losses related to existing accounts receivable.  The allowance is estimated based on historical experience and other factors that could affect collectability.  Accounts receivable balances are reviewed on either an aggregate or individual basis for collectability depending on the type of receivable.  When it is probable that an account balance will not be collected, the account balance is charged against the allowance for doubtful accounts.  U.S. Cellular’s experience related to credit losses does not appear to have been affected to any significant degree by recent economic conditions and events as of September 30, 2008.

Insurance

U.S. Cellular has several commercial property and casualty insurance policies with a variety of subsidiary companies of American International Group, Inc. (“AIG”).  These companies operate under the insurance regulations of various states, including New York, Pennsylvania and Delaware.  U.S. Cellular has inquired into the ability of these AIG companies to meet their obligations in the event of a claim against these policies and has received assurance from AIG and U.S. Cellular’s insurance brokers that the companies remain able to meet these obligations. State insurance regulators and the rating agencies have issued press releases indicating the same.  U.S. Cellular does not have any significant property and casualty claims outstanding with these companies.  U.S. Cellular continues to monitor the financial condition of other insurance providers.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  U.S. Cellular’s significant accounting policies are discussed in detail in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both included in U.S. Cellular’s Form 10-K for the year ended December 31, 2007. There were no material changes to U.S. Cellular’s significant accounting policies or application of critical accounting policies during the first nine months of 2008, except the adoption of SFAS No. 157, Fair Value Measurements.

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

•                  U.S. Cellular currently recognizes a significant amount of roaming revenues. As a result of recently announced acquisitions in the wireless industry, U.S. Cellular anticipates that roaming revenues could decline significantly over the next several quarters, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

•                  The expected future completion of recently announced acquisitions will lead to increased consolidation in the wireless telecommunications industry.  U.S. Cellular’s lower scale relative to larger wireless carriers has in the past and could in the future prevent or delay its access to new products including handsets, new technology and/or new content and applications which could adversely affect U.S. Cellular’s ability to attract and retain customers and, as a result, could adversely affect its business, financial condition or results of operations.

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

•                  Advances or changes in telecommunications technology, such as Voice over Internet Protocol, High-Speed Packet Access, WiMAX or Long-Term Evolution (LTE), could render certain technologies used by U.S. Cellular obsolete, could reduce U.S. Cellular’s revenues or could increase its costs of doing business.

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

•                  Restatements of financial statements by U.S. Cellular and related matters, including resulting delays in filing periodic reports with the SEC, could have an adverse effect on U.S. Cellular’s credit rating, liquidity, financing arrangements including the ability to borrow under the revolving credit facility, capital resources or ability to access the capital markets, including pursuant to shelf registration statements; could adversely affect U.S. Cellular’s listing arrangements on the New York Stock Exchange; and/or could have other negative consequences, any of which could have an adverse effect on the trading prices of U.S. Cellular’s publicly traded equity and/or debt and/or U.S. Cellular’s business, financial condition or results of operations.

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

•                  Recent market events and conditions, including disruption in credit and other financial markets and the deterioration of U.S. and global economic conditions, could, among other things, impede U.S. Cellular’s access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on U.S. Cellular’s financial condition or results of operations.

•                  Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions, changes in U.S. Cellular’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development or acquisition programs.

•                  Changes in the regulatory environment or a failure by U.S. Cellular to timely or fully comply with any regulatory requirements could adversely affect U.S. Cellular’s financial condition, results of operations or ability to do business.

•                  Changes in USF funding and/or intercarrier compensation could have a material adverse impact on U.S. Cellular’s financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Long-term Debt

As of September 30, 2008, U.S. Cellular’s long-term debt was in the form of fixed-rate notes with original maturities ranging up to 30 years. Fluctuations in market interest rates can lead to fluctuations in the fair value of these fixed-rate notes.

Refer to the disclosure under Market Risk – Long Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2007, for additional information regarding required principal payments and weighted average interest rates related to U.S. Cellular’s long-term debt.

Marketable Equity Securities

As of September 30, 2008, U.S. Cellular did not hold any marketable equity securities. See Note 10 – Marketable Equity Securities of the Notes to Consolidated Financial Statements for a description of marketable equity securities transactions during the nine months ended September 30, 2008.

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s Chief Executive Officer and Chief Financial Officer concluded that U.S. Cellular’s disclosure controls and procedures were not effective as of September 30, 2008 because of the material weakness in accounting for income taxes described below.  Notwithstanding the material weakness that existed as of September 30, 2008, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of U.S. Cellular in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management identified the following material weakness in internal control over financial reporting as of December 31, 2007, which continued to exist at September 30, 2008:

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

•                  Reorganized the tax department to have a separate group responsible solely for income tax accounting.

TDS is in the process of implementing additional controls to address the remaining income tax accounting control deficiencies which together constitute a material weakness at December 31, 2007 and September 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

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

U.S. Cellular currently recognizes a significant amount of roaming revenues. As a result of recently announced acquisitions in the wireless industry, U.S. Cellular anticipates that roaming revenues could decline significantly over the next several quarters, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular’s Service revenues include roaming revenues related to the use of U.S. Cellular’s network by other carriers’ customers who travel within U.S. Cellular coverage areas.  Such roaming revenues were $93.5 million and $250.4 million for the three and nine months ended September 30, 2008, respectively.  A significant portion of these roaming revenues is derived from Verizon Wireless (“Verizon”) and Alltel Corporation (“Alltel”).  During June 2008, Verizon and Alltel entered into an agreement pursuant to which Verizon will acquire Alltel, subject to certain conditions.  This transaction is expected to close later in 2008 or in 2009.  As a result of this transaction, the network footprints of Verizon and Alltel will be combined.  This is expected to result in significant decreases in roaming revenues for U.S. Cellular, since the combined Verizon and Alltel entity is expected to almost cease using U.S. Cellular’s network in certain coverage areas that are currently used by Verizon and Alltel (as separate entities).  Additional changes in the network footprints of other carriers could have an adverse effect on U.S. Cellular’s roaming revenues.  For example, consolidation among other carriers which have network footprints that currently overlap U.S. Cellular’s network could further decrease the amount of roaming revenues for U.S. Cellular.  The foregoing could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Recent market events and conditions, including disruption in credit and other financial markets and the deterioration of U.S. and global economic conditions, could, among other things, impede U.S. Cellular’s access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on U.S. Cellular’s financial condition or results of operations.

The recent disruption in the credit and financial markets, decline in consumer confidence, increase in unemployment, decline in economic growth and uncertainty about corporate earnings have had a significant negative impact on the U.S. and global financial and credit markets and the overall economy. These events have had an adverse impact on financial institutions resulting in limited access to capital and credit for many companies. These conditions could make it more difficult for U.S. Cellular to obtain financing for its operations or investments or increase its cost of obtaining financing. In addition, in December 2009, the U.S. Cellular revolving credit facility will expire. These disruptions could adversely affect U.S. Cellular’s ability to renew this credit facility and any renewed facility may be under terms that are not as favorable as past credit facilities. Finally, other types of financing such as bond financing may be unavailable or only be available under unfavorable terms.

Although U.S. Cellular is not currently experiencing any limitation of access to its revolving credit facility and is not aware of any issues currently impacting the ability of the lenders under its revolving credit facility to honor their commitments to extend credit, there is no assurance that the U.S. and global credit crisis will not adversely affect U.S. Cellular’s ability to borrow on its revolving credit facility in the future.

These economic uncertainties make it very difficult to accurately forecast and plan future business activities. If the current uncertain economic conditions continue or deteriorate, there could be a material adverse impact on U.S. Cellular’s financial position, revenues, results of operations and cash flows.

Changes in USF funding and/or intercarrier compensation could have a material adverse impact on U.S. Cellular’s financial position, results of operations, and cash flows.

Before the FCC for comment are proposals made by the Federal-State Joint Board and by the FCC itself to change the universal service fund (“USF”) high cost program in various ways. On April 29, 2008, the FCC adopted an interim “cap” on the USF high cost funding that goes to competitive ETCs, limiting such funding for the state to the levels provided to all such carriers in that state in March 2008, with an exemption from the cap for carriers serving tribal lands and Alaskan Native Lands. While the cap is in effect, which will be of indefinite duration, wireless ETCs such as U.S. Cellular will receive less support than they would have been otherwise eligible to receive before the cap was in effect, because overall support will not increase as a carrier adds customers or as new competitive carriers are granted ETC status in the state. The FCC order imposing the cap was published on July 1, 2008 and became effective on August 1, 2008. The FCC also is considering other significant changes in the USF as well as in intercarrier compensation.

Also, on July 28, 2008, at least 24 companies, including TDS, U.S. Cellular’s parent company, were sent a letter relating to USF from a congressional committee. The letter states that the committee is investigating the USF High Cost Program, focusing on how the recipients of support funds use the funds they receive, and requested information regarding these support funds.  TDS and U.S. Cellular have provided or will provide the information requested and intend to fully cooperate with regard to all such requests.

U.S. Cellular is not able to predict what, if any, changes ultimately will be adopted by the FCC or any action that may be taken as a result of the foregoing requests. Such changes could have a material adverse impact on U.S. Cellular’s financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors of U.S. Cellular has authorized the repurchase of up to 1% of the outstanding U.S. Cellular Common Shares held by non-affiliates in each three-month period, primarily for use in employee benefit plans (the “Limited Authorization”).  This authorization does not have an expiration date.

During the three months ended September 30, 2008, U.S. Cellular repurchased 150,000 Common Shares for $8.6 million, or an average of $57.53 per share pursuant to this authorization.

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC), of U.S. Cellular Common Shares during the quarter covered by this Form 10-Q.

			(c)	(d)
			Total Number of	Maximum Number of
	(a)	(b)	Common Shares	Common Shares that
	Total Number	Average Price	Purchased as Part of	May Yet Be Purchased
	of Common	Paid per	Publicly Announced	Under the
Period	Shares Purchased(1)	Common Share	Plans or Programs(2)	Plans or Programs (3)
July 1 – 31, 2008	150,000	$57.53	150,000	17,000
August 1 – 31, 2008	—	—	—	17,000
September 1 – 30, 2008	—	—	—	17,000
Total for or as of end of the quarter ended September 30, 2008	150,000	$57.53	150,000	17,000

(1)          Reflects purchases pursuant to the Limited Authorization applicable to the three-month period from July 18, 2008 to October 17, 2008.

(2)          In July 2008, U.S. Cellular purchased 150,000 Common Shares, utilizing a substantial amount of the maximum number of shares available for purchase under the Limited Authorization, which was slightly less than 167,000.

(3)          Represents the remaining number of shares that could have been purchased during the period from October 1, 2008 to October 17, 2008 pursuant to the Limited Authorization applicable to the three-month period from July 18, 2008 to October 17, 2008. No additional shares were purchased during this period.

The following is additional information with respect to the Limited Authorization:

i.              The date the program was announced was May 15, 2000 by Form 10-Q.

ii.             The share amount originally approved was up to 1% of the number of outstanding Common Shares of U.S. Cellular not held by TDS or any affiliate thereof in any three-month period. As of September 30, 2008, this permitted U.S. Cellular to acquire slightly less than 17,000 Common Shares by October 17, 2008 based on the number of unaffiliated Common Shares outstanding on such date, reflecting the fact that 150,000 shares were purchased within the preceding three months.

iii.            There is no expiration date for the program.

iv.            No Common Share repurchase program expired during the third quarter of 2008.

v.             U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program prior to expiration, or cease making further purchases thereunder, during the third quarter of 2008.

Item 5. Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 - Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular did not borrow additional amounts under its revolving credit facility in the third quarter of 2008. U.S. Cellular has no borrowings outstanding under its Revolving Credit Agreement as of September 30, 2008.

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

Exhibit 10.5 – U.S. Cellular Compensation Plan for Non-Employee Directors, as amended May 20, 2008.

Exhibit 10.6 – U.S. Cellular 2008 Executive Officer Annual Incentive Plan, is hereby incorporated by reference to U.S. Cellular’s Current Report on Form 8-K dated June 30, 2008.

Exhibit 10.7 – TDS’ Supplemental Executive Retirement Plan (As Amended and Restated, Effective January 1, 2009), is hereby incorporated by reference to TDS’ Current Report on Form 8-K dated August 27, 2008.

Exhibit 11 – Statement regarding computation of per share earnings is included herein as Note 7 of the Notes to Consolidated Financial Statements.

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

UNITED STATES CELLULAR CORPORATION

(Registrant)

Date: November 5, 2008	/s/ John E. Rooney
John E. Rooney
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2008	/s/ Steven T. Campbell
Steven T. Campbell
Executive Vice President-Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 5, 2008	/s/ Kenneth R. Meyers
Kenneth R. Meyers
Chief Accounting Officer
(Principal Accounting Officer)

Signature page for the U.S. Cellular 2008 Third Quarter Form 10-Q