Form 10-K
period 2008-12-31
UNITED STATES CELLULAR CORP
filed 2009-02-26
CIK 821130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9712

UNITED STATES CELLULAR CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	62-1147325
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8410 West Bryn Mawr, Suite 700, Chicago, Illinois 60631

(Address of principal executive offices) (Zip code)

Registrant’s Telephone Number: (773) 399-8900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $1 par value	New York Stock Exchange
8.75% Senior Notes Due 2032	New York Stock Exchange
7.5% Senior Notes Due 2034	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☒

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

As of June 30, 2008, the aggregate market value of the registrant’s Common Shares held by nonaffiliates was approximately $933.0 million (based upon the closing price of the Common Shares on June 30, 2008 of $56.55, as reported by the American Stock Exchange).  For purposes hereof, it was assumed that each director, executive officer and holder of 10% or more of any class of voting equity security of U.S. Cellular is an affiliate.

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2009, is 54,274,498 Common Shares, $1 par value, and 33,005,877 Series A Common Shares, $1 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the registrant’s 2008 Annual Report to Shareholders filed as Exhibit 13 hereto, and of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2009 Annual Meeting of Shareholders scheduled to be held May 19, 2009, described in the cross reference sheet and table of contents included herein, are incorporated by reference into Parts II and III of this report.

United States Cellular Corporation

Annual Report on Form 10-K

For The Period Ended December 31, 2008

Index

		Page Number or Reference(1)
Part I
Item 1.	Business	1
Item 1A.	Risk Factors	22
Item 1B.	Unresolved Staff Comments	37
Item 2.	Properties	37
Item 3.	Legal Proceedings	37
Item 4.	Submission of Matters to a Vote of Security Holders	37
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	38	(2)
Item 6.	Selected Financial Data	39	(3)
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39	(4)
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	39	(5)
Item 8.	Financial Statements and Supplementary Data	39	(6)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	39
Item 9A.	Controls and Procedures	39
Item 9B.	Other Information	41
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	42	(7)
Item 11.	Executive Compensation	42	(8)
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	42	(9)
Item 13.	Certain Relationships and Related Transactions, and Director Independence	42	(10)
Item 14.	Principal Accountant Fees and Services	42	(11)
Part IV
Item 15.	Exhibits and Financial Statement Schedules	43

(1)

Parenthetical references are to information incorporated by reference from Exhibit 13 hereto, which includes portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2008 (“Annual Report”) and from the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2009 Annual Meeting of Shareholders (“Proxy Statement”) to be filed on or prior to April 30, 2009.

(2)	Annual Report sections entitled “Stock and Dividend Information” and “Consolidated Quarterly Information (Unaudited).”
(3)	Annual Report section entitled “Selected Consolidated Financial Data.”
(4)	Annual Report section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(5)	Annual Report section entitled “Market Risk.”
(6)

Annual Report sections entitled “Consolidated Statement of Operations,” “Consolidated Statement of Cash Flows,” “Consolidated Balance Sheet,” “Consolidated Statement of Common Shareholders’ Equity,” “Notes to Consolidated Financial Statements,” “Consolidated Quarterly Information (Unaudited),” “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

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

UNITED STATES CELLULAR CORPORATION

8410 WEST BRYN MAWR    •     CHICAGO, ILLINOIS 60631

TELEPHONE (773) 399-8900

PART I

Item 1.  Business

General

United States Cellular Corporation (“U.S. Cellular®”) was incorporated under the laws of the state of Delaware in 1983. At December 31, 2008, U.S. Cellular provided wireless service to approximately 6.2 million customers in five geographic market areas in 26 states. U.S. Cellular believes that it is currently the fifth largest full-service wireless operating company in the United States based on internally prepared calculations of the aggregate number of customers in its consolidated markets compared to the number of customers disclosed by other wireless companies in their publicly released information.  U.S. Cellular operates in only one reportable segment, wireless operations, and all of its wireless operating markets are in the United States.

At December 31, 2008, U.S. Cellular owned interests in 239 consolidated wireless markets which covered portions of 34 states and a total population of 83 million.  U.S. Cellular’s average penetration rate in its consolidated markets, calculated by dividing the number of U.S. Cellular customers by the total population in such markets, was 7.5%.  The 239 consolidated markets included 185 operating markets, or markets in which U.S. Cellular provides wireless services to customers, covering 26 states and a total population of 46 million.  U.S. Cellular’s average penetration rate in its consolidated operating markets was 13.5%.  U.S. Cellular also owned investment interests in 16 other wireless markets.  U.S. Cellular operated approximately 6,900 cell sites, had over 400 Company-operated retail stores and had relationships with agents and non-company retailers that aggregated over 1,100 locations.

U.S. Cellular has its principal executive offices at 8410 West Bryn Mawr, Chicago, Illinois 60631 (telephone number 773-399-8900).  The Common Shares of U.S. Cellular are listed on the New York Stock Exchange under the symbol “USM.”  U.S. Cellular’s 8.75% Senior Notes and 7.5% Senior Notes are listed on the New York Stock Exchange under the symbols “UZG” and “UZV”, respectively.  U.S. Cellular is a majority-owned subsidiary of Telephone and Data Systems, Inc. (NYSE symbol “TDS”).  As of December 31, 2008, TDS owned 81% of the combined total of the outstanding Common Shares and Series A Common Shares of U.S. Cellular and controlled 95.7% of the combined voting power of both classes of common stock.

U.S. Cellular’s website address is http://www.uscc.com.  U.S. Cellular files with, or furnishes to, the Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as various other information.  Investors may access, free of charge, through the About Us/Investor Relations portion of the website, U.S. Cellular’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practical after such material is filed electronically with the SEC. The public may read and copy any materials U.S. Cellular files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549.  The public may obtain information on the operation of the Reference Room by calling the SEC at 1-800-732-0330.  The public may also view electronic filings of U.S. Cellular by accessing SEC filings at http://www.sec.gov.

In 2008, the New York Stock Exchange (“NYSE”) agreed to purchase the American Stock Exchange (“AMEX”).  As a result, U.S. Cellular determined to change the listing of its Common Shares from the AMEX to the NYSE.  Effective September 15, 2008, U.S. Cellular voluntarily transferred the listing of its Common Shares from the AMEX to the NYSE.

Wireless Interests and Operating Markets

U.S. Cellular is a wireless telecommunications service provider.  U.S. Cellular operates its adjacent wireless systems under an organizational structure in which it groups its markets (geographic service areas as defined by the Federal Communications Commission (“FCC”) in which wireless carriers are licensed, for fixed terms, to provide service) into geographic market areas to offer customers large service areas that primarily utilize U.S. Cellular’s network.  Since 1985, when it began providing wireless telecommunications service in Knoxville, Tennessee and Tulsa, Oklahoma, U.S. Cellular has expanded its wireless networks and customer service operations to cover five geographic market areas in portions of 26 states as of December 31, 2008.  U.S. Cellular uses roaming agreements with other wireless carriers to provide service to customers in areas not covered by U.S. Cellular’s network.

U.S. Cellular is subject to regulation by the FCC as a provider of Commercial Mobile Radio Services (‘‘CMRS’’).  The FCC regulates the licensing, construction, and operation of CMRS providers and other wireless communications systems, as well as the provision of services over those systems.  The FCC currently grants two licenses to provide cellular communication service in each cellular licensed area.  Multiple licenses have been granted in each personal communications service (“PCS”) licensed area, and these licensed areas overlap with cellular licensed areas.  See “Regulation” below for further discussion regarding licenses as well as the regulations promulgated by the FCC.

U.S. Cellular’s ownership interests in wireless licenses include both consolidated and investment interests in cellular licenses covering metropolitan statistical areas (“MSAs”) and rural service areas (“RSAs”), PCS licenses covering basic trading areas (“BTAs”) and metropolitan trading areas (“MTAs”), advanced wireless service licenses covering MSAs, economic areas (“EAs”), and regional economic area groupings (“REAGs”), and 700 megahertz licenses covering EAs, REAGs and Cellular Market Areas (“CMAs”), as designated by the FCC.  The following table summarizes U.S. Cellular’s interests in wireless markets at December 31, 2008.

Consolidated markets in which U.S. Cellular has a controlling interest
Operating markets	185
Non-operating markets (1)	27
212
Consolidated markets in which U.S. Cellular has other interests (2)	27
239
Consolidated markets to be acquired pursuant to existing agreements (3)	23
Markets to be acquired by entities in which U.S. Cellular has a non-controlling interest(4)	84
Investment interests (5)	16
Total markets	362

(1)          Includes markets in which U.S. Cellular does not yet provide wireless service to customers.

(2)          Includes other interests in licenses acquired by Carroll Wireless, L.P. (“Carroll Wireless”) and Barat Wireless, L.P. (“Barat Wireless”).  U.S. Cellular consolidates Carroll Wireless and Barat Wireless for financial statement purposes, pursuant to the guidelines of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, (“FIN 46(R)”), because U.S. Cellular anticipates benefiting from or absorbing a majority of Carroll Wireless’ and Barat Wireless’ expected gains or losses.

(3)          Represents licenses for which U.S. Cellular has entered into binding agreements and has not yet acquired as of December 31, 2008. See Strategic Acquisitions, Divestitures and Exchanges of Wireless Interests Completed During the Past Five Years for additional information.

(4)          Includes incremental, non-overlapping markets to be granted with respect to Auctions 73 and 78 to King Street Wireless, L.P. (“King Street Wireless”) and Aquinas Wireless, L.P. (“Aquinas Wireless”). U.S. Cellular consolidates King Street Wireless and Aquinas Wireless for financial statement purposes, pursuant to the guidelines of FIN 46(R) because U.S. Cellular anticipates benefiting from or absorbing a majority of King Street Wireless’ and Aquinas Wireless’ expected gains or losses. See Strategic Acquisitions, Divestitures and Exchanges of Wireless Interests Completed During the Past Five Years for additional information.

(5)          Represents licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and is accounted for using either the equity method or the cost method of accounting.

U.S. Cellular manages the operations of all but two of the licenses in which it owns a controlling interest; U.S. Cellular has contracted with another wireless operator to manage the operations of these two licensees.  U.S. Cellular also manages the operations of additional licenses in which it does not own a controlling interest, through agreements with the controlling interest holder or holders.  U.S. Cellular accounts for its interests in each of these three licenses using the equity method of accounting.  U.S. Cellular does not manage the licenses that it consolidates pursuant to the guidelines of FIN 46 (R); the controlling interest holder manages these licenses.

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

The total market population and population equivalents measures are provided to enable comparison of the relative size of each geographic market area to U.S. Cellular’s total consolidated markets and to enable comparison of the relative size of U.S. Cellular’s consolidated markets to its investment interests, respectively.  The total population of U.S. Cellular’s consolidated markets may have no direct relationship to the number of wireless customers or the revenues that may be realized from the operation of the related wireless systems.  Therefore, U.S. Cellular’s reporting of total population includes the population of its total consolidated markets as well as the population of its consolidated operating markets — i.e., markets in which U.S. Cellular provides wireless service to customers — in order to reflect its market penetration more accurately. For comparison purposes, total market population and penetration calculations for both total consolidated markets and consolidated operating markets are shown below.

For both consolidated markets and consolidated operating markets, the tables below aggregate the total population within each geographic market area, regardless of U.S. Cellular’s percentage ownership in the licenses included in such geographic market areas.

Total Consolidated Markets

Geographic Market Areas	Population(1)	Customers	Penetration	States
Central	65,442,000	3,903,000	6.0%	AL, AR, FL, GA, IA, IL, IN, KS, KY, LA, MI, MN, MO, MS, NE, OH, OK, SD, TX, WI
Mid-Atlantic	11,889,000	1,171,000	9.8%	MD, NC, PA, SC, TN, VA, WV
New England	2,869,000	525,000	18.3%	ME, NH, VT
Northwest	2,324,000	433,000	18.6%	CA, OR, WA
New York	490,000	164,000	33.5%	NY
Total	83,014,000	6,196,000	7.5%

(1)        Represents 100% of the population of the licensed areas which U.S. Cellular consolidates, based on 2007 Claritas population estimates.  “Population” in this context includes only the areas covering such markets and is only used for the purposes of calculating market penetration and is not related to “population equivalents,” as defined below.

Consolidated Operating Markets

Geographic Market Areas	Population(1)	Customers	Penetration	States
Central	32,658,000	3,903,000	12.0%	IA, IL, IN, KS, MI, MN, MO, NE, OH, OK, TX, WI
Mid-Atlantic	7,668,000	1,171,000	15.3%	MD, NC, PA, SC, TN, VA, WV
New England	2,869,000	525,000	18.3%	ME, NH, VT
Northwest	2,324,000	433,000	18.6%	CA, OR, WA
New York	490,000	164,000	33.5%	NY
Total	46,009,000	6,196,000	13.5%

(1)        Represents 100% of the population of the licensed areas which U.S. Cellular operates, based on 2007 Claritas population estimates. “Population” in this context includes only the areas covering such markets and is only used for the purposes of calculating market penetration and is not related to “population equivalents,” as defined below.

Investment Markets

The following table summarizes the markets in which U.S. Cellular owns an investment interest.  For licenses in which U.S. Cellular owns an investment interest, the related population equivalents are shown, defined as the total population of each licensed area multiplied by U.S. Cellular’s ownership interest in each such license.

Market Area/Market	Population(1)	Current Percentage Interest(2)	Current Population Equivalents(3)
Los Angeles/Oxnard, CA	18,100,000	5.5%	996,000
Oklahoma City, OK	1,124,000	14.6%	164,000
Others (fewer than 100,000 population equivalents each)			345,000
Total population equivalents in investment markets			1,505,000

(1)        Represents 100% of the total population of the licensed area in which U.S. Cellular owns an interest based on 2007 Claritas population estimates.

(2)        Represents U.S. Cellular’s percentage ownership interest in the licensed area as of December 31, 2008.

(3)        “Current Population Equivalents” are derived by multiplying the amount in the “Population” column by the percentage interest indicated in the “Current Percentage Interest” column.

Strategic Acquisitions, Divestitures and Exchanges of Wireless Interests Completed During the Past Five Years

U.S. Cellular’s business development strategy is to obtain interests in and access to wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas.  U.S. Cellular anticipates that grouping its operations into market areas will continue to provide it with certain economies in its capital and operating costs.  U.S. Cellular may continue to make opportunistic acquisitions or exchanges in markets that further strengthen its operating market areas and in other attractive markets.  U.S. Cellular also seeks to acquire minority interests in licenses in which it already owns the majority interest and/or operates the license.  From time to time, U.S. Cellular has divested outright or included in exchanges for other wireless interests certain consolidated and investment interests that are considered less essential to its operating strategy.  As part of this strategy, U.S. Cellular from time to time may be engaged in negotiations relating to the acquisition or exchange of companies, strategic properties or wireless spectrum or the disposition of properties.  In addition, U.S. Cellular may participate as a bidder, or member of a bidding group, in auctions for wireless spectrum administered by the FCC.

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

Auction 78.  A wholly owned subsidiary of U.S. Cellular is a limited partner in Aquinas Wireless, an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 78, which ended on August 20, 2008.  Aquinas Wireless was qualified to bid on “closed licenses” that were available only to companies included under the FCC definition of “entrepreneurs,” which are small businesses that have a limited amount of assets and revenues.  In addition, Aquinas Wireless bid on “open licenses” that were not subject to restriction.  With respect to these licenses, however, Aquinas Wireless was qualified to receive a 25% bid credit available to very small businesses.  Aquinas Wireless was a successful bidder for one “closed license” area and four “open license” areas. These five license areas cover portions of four states and are in markets which are either adjacent to or overlap current U.S. Cellular license areas. The aggregate amount paid to the FCC for the five licenses was $2.1 million, net of the bid credits to which Aquinas Wireless was entitled.  There is no prescribed timeframe for the FCC to review the qualifications of the various winning bidders and grant licenses.  As of December 31, 2008, the FCC had not granted the licenses to Aquinas Wireless.

Auction 73.  A wholly owned subsidiary of U.S. Cellular is a limited partner in King Street Wireless, an entity which participated in the auction of wireless spectrum in the 700 megahertz band designated by the FCC as Auction 73.  King Street Wireless was qualified to receive a 25% bid credit available to very small businesses.  At the conclusion of the auction on March 20, 2008, King Street Wireless was the provisional winning bidder with respect to 152 licenses for which it had bid $300.5 million, net of its bid credit.  These 152 license areas cover portions of 27 states and are in markets which are either adjacent to or overlap current U.S. Cellular license areas.  There is no prescribed timeframe for the FCC to review the qualifications of the various winning bidders and grant licenses.  As of December 31, 2008, the FCC had not granted the licenses to King Street Wireless.

Auction 66.  A wholly owned subsidiary of U.S. Cellular is a limited partner in Barat Wireless, an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 66.  Barat Wireless was qualified to receive a 25% bid credit available to very small businesses.  At the conclusion of the auction on September 18, 2006, Barat Wireless was a successful bidder with respect to 17 licenses for which it had bid $127.1 million, net of its bid credit.  On April 30, 2007, the FCC granted Barat Wireless’ applications with respect to the 17 licenses for which it was the successful bidder.  These 17 license areas cover portions of 20 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

Auction 58.  A wholly owned subsidiary of U.S. Cellular is a limited partner in Carroll Wireless, an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 58. Carroll Wireless was qualified to bid on “closed licenses” that were available only to companies included under the FCC definition of “entrepreneurs,” which are small businesses that have a limited amount of assets and revenues.  In addition, Carroll Wireless bid on “open licenses” that were not subject to restriction.  With respect to these licenses, Carroll Wireless was qualified to receive a 25% bid credit available to very small businesses.  Carroll Wireless was a successful bidder for 16 license areas in Auction 58, which ended on February 15, 2005.  The aggregate amount paid to the FCC for the 16 licenses was $129.7 million, net of the bid credit to which Carroll Wireless was entitled.  On January 6, 2006, the FCC granted Carroll Wireless’ applications with respect to the 16 licenses for which it was the successful bidder.  These 16 license areas cover portions of 10 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

Aquinas Wireless, King Street Wireless, Barat Wireless and Carroll Wireless are in the process of developing long-term business and financing plans.  For financial statement purposes, U.S. Cellular consolidates Aquinas Wireless, King Street Wireless, King Street Wireless, Inc., the general partner of King Street Wireless, Barat Wireless, Barat Wireless, Inc., the general partner of Barat Wireless, Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, pursuant to the guidelines of FIN 46(R) because U.S. Cellular anticipates benefiting from or absorbing a majority of the expected gains or losses of these entities.

Acquisitions and Exchanges.  In December 2008, U.S. Cellular acquired three 12 megahertz C block lower 700 megahertz licenses in Missouri for $11.6 million in cash.

In December 2008, U.S. Cellular acquired four 12 megahertz C block lower 700 megahertz licenses in Missouri for $8.0 million in cash.

In December 2008, U.S. Cellular acquired four 12 megahertz C block lower 700 megahertz licenses covering portions of three states (Indiana, Iowa and Nebraska) for $4.6 million in cash.

In November 2008, U.S. Cellular acquired an F block PCS license in Oregon for $1.1 million in cash.

In October 2008, U.S. Cellular entered into an agreement to acquire six 12 megahertz C block lower 700 megahertz licenses covering portions of three states (Kansas, Missouri and Oklahoma) for $9.0 million in cash.  This transaction closed in January 2009.

In September 2008, U.S. Cellular entered into an agreement to acquire a 12 megahertz C block lower 700 megahertz license in Missouri for $3.3 million in cash.  This transaction closed in February 2009.

In May 2008, U.S. Cellular acquired, for $6.9 million in cash, the remaining ownership interest in one wireless market in North Carolina, in which U.S. Cellular previously owned a 50% interest.

In March 2008, U.S. Cellular acquired six 12 megahertz C block lower 700 megahertz licenses in Maine for $5.0 million in cash.

In December 2007, U.S. Cellular acquired a 12 megahertz C block lower 700 megahertz license in Kansas for $3.2 million in cash.

In November 2007, U.S. Cellular entered into an exchange agreement with Sprint Nextel which called for U.S. Cellular to receive PCS spectrum in eight licenses covering portions of four states (Oklahoma, West Virginia, Maryland and Iowa) and, in exchange, to deliver PCS spectrum in eight licenses covering portions of Illinois.  This transaction closed on March 19, 2008.  Six of the licenses that U.S. Cellular received from Sprint Nextel added spectrum in areas where U.S. Cellular already provided service and two of the licenses provided coverage in areas with incremental population of approximately 88,000.  The eight licenses that U.S. Cellular transferred to Sprint Nextel were in areas where U.S. Cellular currently provides service and has what it considers an excess of spectrum (i.e., it has more spectrum than is expected to be needed to continue to provide high quality service).  No cash, customers, network assets or other assets or liabilities were included in the exchange of licenses.  As a result of this exchange transaction, U.S. Cellular recognized a pre-tax loss on impairment of intangible assets of $20.8 million during 2007.

In February 2007, U.S. Cellular acquired, for $18.3 million in cash, 100% of the membership interests in one wireless market in Iowa and obtained the 25 megahertz cellular license, expanding its wireless service in Iowa.

In April 2006, U.S. Cellular acquired, for $18.9 million in cash, the remaining ownership interest in one wireless market in Tennessee, in which U.S. Cellular previously owned a 16.7% interest.

In December 2005, U.S. Cellular completed an exchange of certain wireless markets in Kansas, Nebraska and Idaho with a subsidiary of Alltel Corporation (“Alltel”).  Under the agreement, U.S. Cellular acquired fifteen RSA markets in Kansas and Nebraska in exchange for two RSA markets in Idaho and $57.1 million in cash.

In 2004, U.S. Cellular purchased certain minority interests in several wireless markets in which it already owned a controlling interest for $40.8 million in cash.

Pursuant to a transaction with AT&T Wireless that was completed on August 1, 2003, U.S. Cellular acquired rights to acquire 21 licenses.  These rights, which have a recorded value of $42.0 million, are included in Licenses on U.S. Cellular’s Consolidated Balance Sheet.  Of the 21 licenses, only 17 would add incremental territory to U.S. Cellular’s consolidated markets; thus, only these 17 licenses are included in the number of consolidated markets to avoid duplicate reporting of overlapping markets.  During 2007, U.S. Cellular exercised its right to acquire two of the 21 licenses, which includes one of the 17 licenses reported above.  The closings of the acquisitions took place on March 4, 2008.  During 2008, U.S. Cellular exercised its right to acquire 18 of the 21 licenses, which includes 15 of the 17 licenses reported above.  The closings of the acquisitions are expected to occur in the first half of 2009.  The right to acquire the remaining license from AT&T Wireless does not have a stated expiration date. All asset values related to the acquired or pending licenses were determined by U.S. Cellular.

Divestitures.  In November 2007, U.S. Cellular entered into an agreement with Sprint Nextel to exchange certain licenses.  See discussion in Acquisitions and Exchanges above.

In October 2006, U.S. Cellular’s interest in Midwest Wireless Communications, L.L.C. (“Midwest Wireless”) was sold to Alltel.  In connection with the sale, U.S. Cellular became entitled to receive approximately $106.0 million in cash with respect to its interest in Midwest Wireless.  Of this amount, $95.1 million was distributed upon closing and $10.9 million was held in escrow to secure certain true-up, indemnification and other possible adjustments; the funds held in escrow were to be distributed in installments over a period of four to fifteen months following the closing.  U.S. Cellular received $6.6 million and $4.3 million of funds from the escrow, plus interest of $0.2 million and $0.3 million, in 2008 and 2007, respectively.

In December 2005, U.S. Cellular completed an exchange of certain wireless markets in Kansas, Nebraska and Idaho with a subsidiary of Alltel.  See discussion in Acquisitions and Exchanges above.

In December 2004, U.S. Cellular completed the sale of its Daytona Beach, Florida 20 megahertz C block PCS license to MetroPCS California/Florida, Inc. (“MetroPCS”) for $8.5 million.  U.S. Cellular recorded impairment losses related to the Daytona license of $1.8 million in 2004 and a loss of $0.3 million associated with buying out the former partner of the Daytona investment.

In November 2004, U.S. Cellular completed the sale to Alltel of certain wireless properties.  U.S. Cellular sold two consolidated markets and five minority interests to Alltel for $80.2 million in cash, including repayment of debt and working capital that was subject to adjustment.  U.S. Cellular recorded a gain of $38.0 million related to the sale.

In February 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless for $96.5 million in cash, including a working capital adjustment.  The properties sold to AT&T Wireless included wireless assets and customers in six markets.  U.S. Cellular recorded a loss of $21.3 million related to the sale.

Competition

The wireless telecommunication industry is highly competitive.  U.S. Cellular competes directly with several wireless service providers in each of its markets.  In general, there are between three and five competitors in each wireless market in which U.S. Cellular provides service, excluding resellers and mobile virtual network operators (“MVNOs”).  U.S. Cellular generally competes against each of the national wireless companies: AT&T Mobility, Sprint Nextel, T-Mobile USA and Verizon Wireless.  However, not all of these competitors operate in each market where U.S. Cellular does business.  These competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than U.S. Cellular.  In addition, U.S. Cellular competes against other regional wireless companies in certain areas, including Leap Wireless International, and resellers of wireless services.  Since U.S. Cellular’s competitors do not disclose their subscriber counts in specific regional service areas, market share for the competitors in each regional market cannot be precisely determined.

Since each of these competitors operates on systems using spectrum licensed by the FCC and has comparable technology and facilities, competition among wireless service providers for customers is principally on the basis of types of products and services, price, size of area covered, call quality, network speed and responsiveness of customer service.  U.S. Cellular employs a customer satisfaction strategy throughout its markets that it believes has contributed to its overall success, including a relatively low churn rate.

Wireless service providers continue to use handset availability and pricing to gain a competitive advantage, as almost everyone who wants and can afford a wireless handset already has one.  The wireless handset is more than just a means for communication.  Consumers’ attitudes have shifted, and continue to shift, and a wireless handset becomes more important year after year as it expands to become the primary communication link to the world as well as a personal entertainment center and source of information.  The availability of handsets on an exclusive basis to certain carriers provides them with a competitive advantage. As penetration in the industry increases over the next few years, U.S. Cellular believes that customer growth will be achieved primarily by capturing persons switching from other wireless carriers or increasing the number of multi-device users rather than by adding users that are new to the industry.

The use of national advertising and promotional programs by the national wireless service providers may be a source of additional competitive and pricing pressures in all U.S. Cellular markets, even if those operators may not provide direct service in a particular market.  In addition, in the current wireless environment, U.S. Cellular’s ability to compete depends on its ability to offer family and national calling plans.  U.S. Cellular provides wireless services comparable to the national competitors, but the national wireless companies operate in a wider geographic area and are able to offer no- or low-cost roaming and long-distance calling packages over a wider area on their own networks than U.S. Cellular can offer on its network.  If U.S. Cellular offers the same calling area as one of these competitors, U.S. Cellular will incur roaming charges for calls made in portions of the calling area, which are not part of its network, thereby increasing its cost of operations.  In the central market area, U.S. Cellular’s largest contiguous service area, U.S. Cellular can offer larger regional service packages without incurring significant roaming charges than it is able to offer in other parts of its network.

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

Bundled offerings, in the form of “triple plays” and “quadruple plays” (combination of cable or satellite television service, high-speed Internet, wireline phone service, and wireless phone service), are becoming more common among some of U.S. Cellular’s competitors.  In addition, wireless carriers and others are beginning to roll out new or enhanced technologies to better meet the needs of the “anytime, anywhere” consumer.  Convergence is taking place on many levels, including dual-mode devices that act as wireline or mobile phones depending on location and the incorporation of wireless “hot spot” technology in mobile handsets for improved in-building coverage and for making Internet access seamless regardless of location.  The path of future technology is uncertain as carriers decide between fourth generation technology paths, including LTE (“Long Term Evolution”) and WiMax.  Although less directly a substitute for other wireless services, wireless data services such as Wi-Fi may be adequate for those who do not need full mobility wide area roaming or full two-way voice services.  Technological advances or regulatory changes in the future may make available other alternatives to wireless service, thereby creating additional sources of competition.

U.S. Cellular’s approach in 2009 and in future years will be to focus on the unique needs and attitudes towards wireless service of its selected target segments.  U.S. Cellular will deliver selected, targeted high quality products and services at fair prices and will continue to differentiate itself through the customer experience and service quality. U.S. Cellular’s ability to compete successfully in the future will depend upon its ability to anticipate and respond to changes related to new service offerings and customer preferences, competitors’ pricing strategies, technology, demographic trends and economic conditions and access to adequate spectrum resources.

Technology and System Design and Construction

Technology.  Wireless communication systems transmit voice, data, graphics and video through the transmission of signals over networks of radio towers using radio spectrum licensed by the FCC.  Access to local, regional, national and worldwide telecommunications networks is provided through system interconnections.

There have been a number of technological developments in the wireless industry since its inception.  The first generation of wireless technology was based on analog technologies.  The second generation of wireless technologies is digital signal transmission technology, which allows wireless communication systems to provide voice service as well as wireless data applications.  The third generation of wireless technologies enables greater speeds of data transmission and is therefore capable of supporting more complex data applications.  In addition, other high-speed wireless technologies, such as Wi-Fi, are also being deployed and may offer mobile broadband capability.  Fourth generation wireless technologies, including LTE and WiMax, are currently under development.  The wireless standards bodies are working to standardize fourth generation wireless technologies to ensure consistent customer experiences.  Fourth generation wireless technologies are planned to be different from previous wireless technologies in that they provide several-fold improvement in throughput and capacity, as well as reduced latency for data applications. These improvements are focused to a large degree on bringing lower latency Internet access to the mobile wireless experience.  Fourth generation technologies accomplish this improvement through use of advanced access methods such as OFDMA (orthogonal frequency division multiple access), advanced modulation techniques such as QAM (quadrature amplitude modulation), advanced spatial processing such as MIMO (multiple input, multiple output), and IP (Internet Protocol) core architecture.

U.S. Cellular currently deploys Code Division Multiple Access (“CDMA”) 1XRTT digital technology throughout virtually all of its networks.  Through roaming agreements with other CDMA-based wireless carriers, U.S. Cellular’s customers may access CDMA service in virtually all areas of the United States.  U.S. Cellular believes that CDMA technology offers advantages compared to the other second generation digital technologies, including greater spectral efficiency as well as better call quality.  Another digital technology, Global System for Mobile Communication (“GSM”), has a larger installed base of customers worldwide.  Since CDMA technology is not compatible with GSM technology, U.S. Cellular customers with CDMA only based handsets are not able to use their handsets when traveling through areas serviced only by GSM-based networks.

Previously, U.S. Cellular deployed Time Division Multiple Access (“TDMA”) technology in a substantial portion of its markets.  As of December 31, 2007, migration of U.S. Cellular’s networks to CDMA technology and migration of customers who used TDMA or analog handsets to CDMA compatible handsets were substantially complete in all of its markets.  However, since TDMA-based network equipment has analog capabilities embedded, U.S. Cellular continued to operate its TDMA-based networks through February 2009, which was longer than the FCC mandate requiring retention of analog capability through February 2008.  U.S. Cellular does not expect a significant adverse effect to its customer base or results of operations as a result of the discontinuation of its TDMA-based service in 2009.

A high-quality network as well as continued prudent investments in the network will remain important factors for wireless companies to remain competitive.  U.S. Cellular continually reviews its long-term technology plans.  In late 2006, U.S. Cellular launched services based on Evolution-Data Optimized (“EVDO”) technology, a third generation technology, on a limited basis.  This technology, which increases the speed of data transmissions on the wireless network, is deployed by certain other wireless companies.  During 2008, U.S. Cellular continued the expansion of its EVDO network in Chicago, Illinois; southern Wisconsin; Des Moines, Iowa; and Tulsa, Oklahoma.  U.S. Cellular plans to continue the expansion and anticipates that approximately 61% of its total cell sites will be EVDO capable by the end of 2009. Looking beyond 2009, U.S. Cellular will continue to evaluate additional investment in EVDO technology in light of the demand for the deployment of such technology.

At this point in time, U.S. Cellular’s approach to fourth generation wireless technologies is to seek to ensure that such technologies are reasonably backwards compatible with U.S. Cellular’s current wireless technologies.  U.S. Cellular is seeking to accomplish this by actively participating in the various standards bodies governing the development of fourth generation wireless technologies.  Backward compatibility is intended to help ensure that U.S. Cellular and its customers have a clear and seamless path to new advanced services available on fourth generation networks if and when the adoption of and demand for such new services and the competitive environment warrant the deployment of fourth generation wireless technology.

System Design and Construction.  U.S. Cellular designs and constructs its systems in a manner it believes will permit it to provide high-quality service to substantially all types of wireless devices that are compatible with its network technology, based on engineering studies which relate to specific markets.  Such engineering studies are performed by U.S. Cellular personnel or third-party engineering firms.  Network reliability is given careful consideration and extensive redundancy is employed in many aspects of U.S. Cellular’s network design.  Route diversity, ring topology and extensive use of emergency standby power are also utilized to enhance network reliability and minimize service disruption from any particular network element failure.

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

Additionally, U.S. Cellular has developed and continues to expand a wide area data network to accommodate various business functions, including:

•                  Order processing;

•                  Automatic call delivery;

•                  Intersystem handoff;

•                  Credit validation;

•                  Fraud prevention;

•                  Call data record collection;

•                  Network management;

•                  Long-distance traffic; and

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

The costs (inclusive of the costs to acquire licenses) to develop the systems in which U.S. Cellular owns a controlling interest have historically been financed primarily through proceeds from debt and equity offerings and, in recent years, with cash generated by operations and proceeds from the sales of wireless interests.  U.S. Cellular expects to meet most of its future funding requirements with cash generated by operations and, on a temporary basis, with borrowings under its revolving credit facility.  U.S. Cellular also may have access to public and private capital markets to help meet its long-term financing needs.

U.S. Cellular purchases network equipment from a few suppliers, one of which is Nortel Networks Corporation (“Nortel”).  On January 14, 2009, Nortel filed under Canada’s Companies’ Creditors Arrangement Act and Chapter 11 bankruptcy in the United States.  U.S. Cellular has inquired into the ability of Nortel to meet its obligations to deliver equipment and received assurance from Nortel that it remains able to meet these obligations.  Nortel has also worked with its suppliers to confirm that such suppliers will deliver the products Nortel needs to meet U.S. Cellular’s equipment requirements.  U.S. Cellular continues to monitor the financial condition of Nortel and U.S. Cellular’s other network equipment suppliers.  The inability or unwillingness of U.S. Cellular’s network equipment suppliers, such as Nortel, to supply U.S. Cellular with network equipment could adversely affect U.S. Cellular’s ability to operate its network optimally.

Products and Services

Wireless Handset Devices.  U.S. Cellular offers a wide range of wireless handset devices and laptop cards for use by its customers.  All of the wireless devices that U.S. Cellular offers are compatible with its CDMA 1XRTT network, and increasingly with EVDO standards. Also, all of the handsets U.S. Cellular currently offers are compliant with the FCC’s enhanced 911, or E-911, requirements.  In addition, U.S. Cellular offers a wide range of accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items to customers, and U.S. Cellular sells wireless devices to agents and other third-party distributors for resale.

U.S. Cellular frequently discounts wireless handset devices sold to new and current customers and provides upgraded handsets to current customers in response to competition, to attract new customers or to retain existing customers by reducing the cost of becoming or remaining a wireless customer.  In most instances, where permitted by law, customers are required to sign a new service contract or extend their current service contract with U.S. Cellular at the time the handset sale takes place in order to receive such discount.

U.S. Cellular has established service facilities in many of its local markets to ensure quality service and repair of the wireless handset devices it sells.  These facilities allow U.S. Cellular to improve its handset repair service by promptly assisting customers who experience equipment problems.  Additionally, the following service repair programs are available to U.S. Cellular customers: over-the-counter exchange, Smart Phone advance exchange, loaner phones, express exchange and return, device recycling and returns of devices.  U.S. Cellular maintains a repair facility in Tulsa, Oklahoma to handle complex repair issues.

During 2008, U.S. Cellular’s Smartphone category was expanded with the addition of its first touch screen handset device, the HTC Touch.  Handset devices that are considered Smartphones use an identifiable operating system, often with the ability to add applications such as for enhanced data processing, connectivity or entertainment.  In addition, U.S. Cellular expanded its handset offering with the addition of two other touch screen handsets, the LG 830 and the Samsung Delve.

U.S. Cellular purchases wireless devices and accessory products from a number of manufacturers, with the substantial majority of such purchases currently made from Motorola, LG InfoComm, Samsung, Kyocera, Research In Motion, Personal Communications Devices, LLC and Superior Communications.  U.S. Cellular negotiates volume discounts with its suppliers and works with them in promoting specific equipment in its local advertising.  U.S. Cellular does not own significant product warehousing and distribution infrastructure.  Instead, it contracts with CAT Logistics for substantially all of its handset and other product warehousing, distribution and direct customer fulfillment requirements.

U.S. Cellular monitors the financial condition of all of its wireless devices and accessories suppliers.  Because U.S. Cellular purchases wireless devices and accessories from numerous suppliers, U.S. Cellular does not expect the deteriorating financial condition of any single supplier to affect U.S. Cellular’s ability to offer a competitive variety of wireless devices and accessories for sale to customers.

Wireless Services.  U.S. Cellular’s customers are able to choose from a variety of packaged voice and data pricing plans that are designed to fit different usage patterns and customer needs.  The ability to help a customer find the right pricing plan is central to U.S. Cellular’s brand positioning.  U.S. Cellular generally offers wide area and national consumer plans that can be tailored to a customer’s needs by the addition of features or feature packages.  Many plans enable small work groups or families to share the plan minutes, enabling customers to get more value for their money.  Business rate plans are offered to companies to meet their unique needs.  U.S. Cellular’s national rate plans price all calls, regardless of where they are made or received in the United States, as local calls with no long distance or roaming charges.  Additionally, U.S. Cellular offers a hybrid prepay service plan, which includes packages of minutes for a monthly fee.

U.S. Cellular’s easyedgeSM brand of enhanced data services uses a binary runtime environment for wireless (“BREW”) technology, licensed from Qualcomm, and adds limited computer-like functionality to handsets, enabling applications to be downloaded over-the-air directly to the customer’s wireless device.  These enhanced data services include news, weather, sports information, games, ring tones and other services.  Applications are added to U.S. Cellular’s easyedge catalog on an ongoing basis.  Two new significant categories that were launched in 2008 include (1) Mobile Browser, which gives customers connectivity for accessing web e-mail, social networking and other Internet sites, and performing e-commerce transactions, and (2) Mobile E-mail, which helps bridge the gap for customers who want to stay connected no matter where they are or what they are doing.  Further enhancing the customer’s ability to explore U.S. Cellular’s easyedge catalog, U.S. Cellular introduced its Search & Info technology that gives customers the ability to easily search for ring tones, wallpapers, games and applications.  U.S. Cellular plans on further expansion of its easyedge and other enhanced services in 2009 and beyond.

In November 2006, U.S. Cellular launched certain enhanced multimedia services, including Digital Radio, Mobile TV and 3D Gaming, over its third generation EVDO network in Milwaukee, Wisconsin.  During 2008, U.S. Cellular continued expansion of its EVDO network in: Chicago, Illinois; southern Wisconsin; Des Moines, Iowa; and Tulsa, Oklahoma.

Marketing

U.S. Cellular’s marketing plan is focused on acquiring, retaining and growing customer relationships by offering high-quality products and services built around customer needs at fair prices, supported by outstanding customer service.  U.S. Cellular operates under a unified brand name and logo, U.S. Cellular, across all its markets. In June 2008, U.S. Cellular launched a new branding campaign, Believe in Something Better™.  As part of this campaign, U.S. Cellular emphasizes its offers of rate plans with free incoming calls and that it no longer charges equipment upgrade fees to customers.

U.S. Cellular increases customer awareness using traditional media such as television, radio, newspaper and direct mail advertising, and nontraditional media such as the Internet and sponsorships.  U.S. Cellular has achieved its current level of penetration of its markets through a combination of a strong brand, promotional advertising and broad distribution, and has been able to sustain a high customer retention rate based on its high-quality wireless network and outstanding customer service.  U.S. Cellular’s advertising is directed at gaining and retaining customers, improving potential customers’ awareness of the U.S. Cellular brand, increasing existing customers’ usage of U.S. Cellular’s services and increasing the public awareness and understanding of the wireless services it offers.  U.S. Cellular attempts to select the advertising and promotional media that are most appealing to the targeted groups of potential customers in each local market.  U.S. Cellular supplements its advertising with a focused public relations program.  This program combines nationally supported activities and unique local activities, events, and sponsorships to enhance public awareness of U.S. Cellular and its brand.  These programs are aimed at supporting the communities U.S. Cellular serves.  The programs range from loaning phones to public service operations in emergencies, to assisting victims of domestic abuse through U.S. Cellular’s Stop Abuse From Existing programs, and to supporting safe driving programs.

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

Company retail store locations are designed to market wireless service to the consumer and small business segments in a setting familiar to these types of customers.  U.S. Cellular’s e-commerce site enables customers to activate service and purchase handsets online, and this site is continually evolving to address customers’ current needs.  Traffic on U.S. Cellular’s website is increasing as customers use the site for gathering information, purchasing handsets, signing up for service, exploring easyedge applications and finding the locations of its stores and agents.

Direct sales consultants market wireless service to mid- and large-size business customers.  Retail sales associates work in over 400 U.S. Cellular-operated retail stores and kiosks and market wireless service primarily to the consumer and small business segments.  U.S. Cellular maintains an ongoing training program to improve the effectiveness of sales consultants and retail associates by focusing their efforts on obtaining customers by facilitating the sale of appropriate packages for the customer’s expected usage and value-added services that meet customer needs.

U.S. Cellular has relationships with exclusive and non-exclusive agents, which are independent businesses that obtain customers for U.S. Cellular on a commission basis.  At December 31, 2008, U.S. Cellular had contracts with these businesses aggregating over 1,100 locations.  U.S. Cellular provides additional support and training to its exclusive agents to increase customer satisfaction for customers they serve.  U.S. Cellular’s agents are generally in the business of selling wireless handsets, wireless service packages and other related products, and include major appliance dealers, car stereo companies and mass merchants including regional and national companies.  Additionally, in support of its overall Internet initiatives, U.S. Cellular has recruited agents which provide services exclusively through the Internet.  No single agent accounted for 10% or more of U.S. Cellular’s operating revenues during the past three years.

U.S. Cellular also markets wireless service through resellers.  The resale business involves the sale of wholesale access and minutes to independent companies that package and resell wireless services to end-users.  These resellers generally provide prepay and postpay services to subscribers under their own brand names and also provide their own billing and customer service.  U.S. Cellular incurs no direct subscriber acquisition costs related to reseller customers.  At December 31, 2008, U.S. Cellular had approximately 489,000 customers of resellers.  For the year ended December 31, 2008, revenues from resale business were less than 1% of total service revenues.

U.S. Cellular currently operates five regional Customer Care Centers with personnel who are responsible for customer service activities, and two national financial services centers with personnel who perform other credit and customer payment activities.

Customers and System Usage

U.S. Cellular provides service to a broad range of customers from a wide array of demographic segments.  U.S. Cellular uses a segmentation model to classify businesses and consumers into logical groupings for developing new products and services, direct marketing campaigns, and retention efforts.  U.S. Cellular focuses on both retail consumer and business customers, with its business customer focus being on small-to-mid-size businesses in vertical industries such as construction, retail, professional services and real estate.  These industries are primarily served through U.S. Cellular’s retail and direct sales channels.

On average, the customers in U.S. Cellular’s consolidated markets used their wireless systems approximately 695 minutes per month and, together with their usage of data services, generated retail service revenue of $46.55 per month during 2008, compared to 676 minutes and $45.25 per month in 2007.  Additional revenues generated by roamers using U.S. Cellular’s systems for voice and data services and higher eligible telecommunications carrier receipts brought U.S. Cellular’s total average monthly service revenue per customer to $53.23 during 2008, an increase of 4% from $51.17 in 2007.

U.S. Cellular’s main sources of revenues are from its own customers and from inbound roaming customers.  The interconnectivity of wireless service enables a customer who is in a wireless service area other than the customer’s home service area (“a roamer”) to place or receive a call in that service area.  U.S. Cellular has entered into roaming agreements with operators of other wireless systems covering virtually all systems with CDMA technology in the United States, Canada and Mexico.  Roaming agreements offer customers the opportunity to roam on these systems.  These reciprocal agreements automatically pre-register the customers of U.S. Cellular’s systems in the other carriers’ systems.  In addition, a customer of a participating system roaming in a U.S. Cellular market where this arrangement is in effect is able to make and receive calls on U.S. Cellular’s system.  The charge for this service is negotiated as part of the roaming agreement between U.S. Cellular and the roaming customer’s carrier. U.S. Cellular bills this charge to the customer’s home carrier, which then bills the customer.  In many instances, based on competitive factors, carriers, including U.S. Cellular, may charge lower amounts to their customers than the amounts actually charged by other wireless carriers for roaming.

U.S. Cellular’s customer bills typically show separate charges for custom usage features, airtime in excess of the packaged amount (such packages may include roaming and long-distance usage), roaming, long-distance calls and data usage.  Custom usage features provided by U.S. Cellular include wide area, national and mobile-to-mobile call delivery, caller ID blocking, call forwarding, voicemail, call waiting and three-way calling.  Custom data features provided by U.S. Cellular include email services, instant messaging, and text and picture messaging.

The following table summarizes certain information about customers and market penetration in U.S. Cellular’s consolidated operations.

	Year Ended or at December 31,
	2008	2007	2006	2005	2004
Total number of consolidated markets (1)	239	218	201	189	175
Total population of consolidated markets (000s)(2)	83,014	82,371	55,543	45,244	44,391
Total population of consolidated operating markets (000s)	46,009	44,955	44,043	43,362	39,893
Customers:
at beginning of period (3)	6,102,000	5,815,000	5,482,000	4,945,000	4,409,000
net acquired (divested) during period(4)	3,000	6,000	23,000	60,000	(91,000)
additions during period (3)	1,535,000	1,760,000	1,535,000	1,540,000	1,557,000
disconnects during period (3)	(1,444,000)	(1,479,000)	(1,225,000)	(1,063,000)	(930,000)
at end of period (3)	6,196,000	6,102,000	5,815,000	5,482,000	4,945,000
Market penetration at end of period:
Consolidated markets(5)	7.5%	7.4%	10.5%	12.1%	11.1%
Consolidated operating markets (5)	13.5%	13.6%	13.2%	12.6%	12.4%

(1)

Represents the number of licensed areas in which U.S. Cellular owned a majority interest or other interest at the end of each year. The results of operations of these licensed areas are included in U.S. Cellular’s Consolidated Statement of Operations.

(2)

The increase in Total Population in 2007 reflects the licenses awarded to Barat Wireless at the conclusion of Auction 66; the increase in Total Population in 2006 reflects the licenses awarded to Carroll Wireless at the conclusion of Auction 58.

(3)

Represents the number of wireless customers served by U.S. Cellular in the licensed areas referred to in footnote (1). The revenues earned from services to such customers are included in the Consolidated Statement of Operations.

(4)	Represents the net number of wireless customers added to or subtracted from U.S. Cellular’s customer base during the period due to acquisitions and divestitures.

(5)

Calculated by dividing the number of wireless customers at the end of the period by the total population of consolidated markets and consolidated operating markets, respectively, as estimated by Claritas.

Regulation

Regulatory Environment.  U.S. Cellular’s operations are subject to FCC and state regulation.  The wireless licenses that are held by U.S. Cellular and by the designated entities in which U.S. Cellular owns a non-controlling interest are granted by the FCC for the use of radio frequencies in the 700 megahertz band, the 800 megahertz band (“cellular” licenses), the 1900 megahertz band (personal communications service or “PCS” licenses), and in the 1700/2100 megahertz band (advanced wireless services or “AWS-1”), and are an important component of the overall value of U.S. Cellular’s consolidated assets.  The construction, operation and transfer of wireless systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934 (“Communications Act”).  In 1996, Congress enacted the Telecommunications Act of 1996 (“Telecommunications Act”), which amended the Communications Act.  The Telecommunications Act mandated significant changes in telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the United States and streamline regulation of the telecommunications industry to remove regulatory burdens, as competition develops.  The FCC has promulgated regulations governing construction and operation of wireless systems, licensing (including renewal of licenses) and technical standards for the provision of wireless services under the Communications Act, and is implementing the legislative objectives of the Telecommunications Act, as discussed below.

Licensing—Wireless Service.  For cellular telephone licensing purposes, the FCC has divided the United States into separate geographic markets (MSAs and RSAs).  In each market, the allocated cellular frequencies are divided into two equal blocks of 25 megahertz each.  The FCC originally allocated a total of 140 megahertz for broadband PCS (BTAs and MTAs).  The FCC has allocated 90 megahertz for AWS-1 spectrum (MSAs, EAs and REAGs).  The FCC has allocated 84 megahertz of commercial spectrum in the 700 megahertz band (including 10 megahertz in the upper 700 megahertz D block, which carries a requirement to partner with a public safety broadband licensee).

Subject to some conditions, the FCC also permits licensees to split their licenses and assign a portion on either a geographic or frequency basis, or both, to a third party.  The completion of acquisitions, involving the transfer of control of all or a portion of a wireless system, requires prior FCC approval.  Acquisitions of minority interests generally do not require FCC approval.  Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the application for approval of the proposed transfer.  See “Other Recent FCC Actions” below for additional wireless service licensing actions.

The FCC currently places no limit on the amount of spectrum that an entity may hold in a particular wireless market.  The FCC previously prohibited entities that controlled a cellular system in a given market from controlling the competing cellular system in that market.  That rule was repealed in 2002 for MSAs and in 2005 for RSAs.  In 2003, the FCC eliminated the wireless “spectrum cap,” which had prohibited any one entity from holding more than 55 megahertz of cellular, PCS, and Specialized Mobile Radio (“SMR”) spectrum in a given cellular or PCS market.  The FCC now determines whether an acquisition of wireless licenses is in the public interest on a case-by-case basis.  Under current guidelines, the FCC will assess the competitive situation resulting from the proposed acquisition when, as a result of the proposed transaction, any one entity will control more than 145 megahertz of cellular, PCS, SMR, 700 megahertz, AWS-1, and Broadband Radio Service (“BRS”) spectrum in markets where both AWS-1 and BRS spectrum is available.  This is referred to as the spectrum “screen.”  In markets where AWS-1 spectrum is available in addition to cellular, PCS, SMR and 700 megahertz spectrum, but BRS spectrum is not available, the screen is 125 megahertz.  In markets where BRS spectrum is available, but AWS-1 spectrum is not available, the screen is 115 megahertz.  In markets where neither AWS-1 nor BRS spectrum is available, the screen is 95 megahertz.

Licensing—Facilities.  The FCC must be notified each time an additional cell site for a wireless system is constructed which enlarges the service area of a given cellular market.  The height and power of base stations in wireless systems are regulated by FCC rules, as are the types of signals emitted by these stations.  The FCC also imposes a requirement that all wireless licensees register and obtain FCC registration numbers for all of their antenna towers which require prior Federal Aviation Administration (“FAA”) clearance.  All new towers must be registered at the time of construction. All wireless towers of less than 10 meters in height, building-mounted antennas and wireless telephones must comply with radio frequency radiation guidelines.  The FCC also regulates tower construction in accordance with its regulations, through which it carries out its responsibilities under the National Environmental Policy Act and the Historic Preservation Act.  The FCC is currently evaluating possible changes to its environmental processing rules in light of a February 2008 decision of the United States Court of Appeals for the District of Columbia Circuit (American Bird Conservancy et al v. FCC), which held that the FCC’s current environmental processing requirements with respect to wireless towers violated the National Environmental Policy Act and other laws.  In October 2004, the FCC adopted a Nationwide Programmatic Agreement which exempts certain new towers from historic preservation review, but which imposes additional notification and approval requirements on carriers with respect to state historic preservation offices and Native American tribes with an interest in the tower’s location.  In addition to regulation by the FCC, wireless systems are subject to certain FAA regulations with respect to the siting, construction, painting and lighting of wireless transmitter towers and antennas as well as local zoning requirements.  U.S. Cellular believes that its facilities are in compliance with these requirements.

Licensing—Commercial Mobile Radio Service.  Pursuant to 1993 amendments to the Communications Act, cellular, personal communications, advanced wireless, and 700 megahertz services are classified as commercial mobile radio service, in that they are services offered to the public for a fee and are interconnected to the public switched telephone network.  The FCC has determined that it will not require carriers providing such services to comply with a number of statutory provisions otherwise applicable to common carriers, such as the filing of tariffs.

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

In a rulemaking proceeding concluded in July 2004, the FCC amended its rules to add a substantial service option alternative for 30 megahertz block PCS licensees to the service specific construction benchmarks already available to these licensees.  These rules, which took effect on February 14, 2005, give carriers greater flexibility to provide service based on the needs of individual customers and their own unique business plans.  AWS-1 licensees are also subject to a “substantial performance” standard during their license term.  However, for the 700 megahertz licenses auctioned in Auction 73, concluding in March 2008, the build out requirements were significantly increased.  For the 700 megahertz and AWS-1 licenses auctioned before 2008, referred to above, the FCC employs a “substantial service” standard at the time of license renewal which can be met by providing coverage to 20% of the population in the licensed area.  The FCC has also provided a separate safe harbor for meeting that standard with respect to rural areas, namely coverage to at least 75% of the geographic areas of at least 20% of the rural areas within any licensed area.  For the 700 megahertz EA and CMA licenses auctioned in Auction 73, however, 35% geographic coverage of the license area will be required within the first four years of license grant and 70% geographic coverage will be required within ten years.  Future wireless spectrum allocations may be subject to similar build out requirements.

Cellular and PCS licenses are granted for ten-year periods.  As an exception to the general rule, AWS-1 spectrum licenses granted before December 31, 2009 have a fifteen-year term.  In April of 2007, the FCC amended its rules to establish initial license terms for 700 megahertz Commercial Services Band Licenses of ten years from February 17, 2009.

The FCC has established standards for conducting comparative renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications.  The FCC has (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a renewal expectancy will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and (iii) provided procedures for preventing possible abuses in the comparative renewal process.  The FCC has concluded that it will award a renewal expectancy if the licensee has (i) provided “substantial” performance, which is defined as “sound, favorable and substantially above a level of mediocre service just minimally justifying renewal;” and (ii) complied with FCC rules and policies and the Communications Act.  A majority of geographically licensed services, including PCS and AWS-1 licensees, also are afforded similar renewal expectancy.  If renewal expectancy is awarded to an existing licensee, its license is renewed and competing applications are not considered.  All of U.S. Cellular’s licenses which it applied to have renewed between 1995 and 2008 have been renewed.

In April 2007, the FCC established a separate renewal processing procedure for 700 megahertz Commercial Services Band licensees by eliminating the filing of competing applications to the renewal requests of 700 megahertz licensees.  Under these revised procedures, however, 700 megahertz renewal applicants will be required to make “substantial service” showings which may in some cases require demonstration of service coverage which exceeds the FCC’s build out requirements for this service.  The FCC may consider the issue of renewal expectancies in all wireless services in 2009, seeking to make the standard consistent.

All of U.S. Cellular’s FCC licenses for the microwave radio stations it used to link its cell sites with each other and with its mobile telephone switching offices were required to be renewed in 2001.  All of those licenses were renewed for ten-year terms.  All newly obtained microwave licenses receive ten-year terms as well.

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

In 2007, the FCC issued an order that requires wireless carriers to provide increasingly more accurate location information about E-911 callers to local PSAPs.  The 2007 order requires carriers to transition from testing and confirming compliance with the FCC’s location accuracy requirements in a geographic area as large as a state to testing and confirming compliance with the FCC’s location accuracy requirements in the following smaller geographic areas: (i) each Department of Commerce Economic Area (currently 176 across the country) the carrier operates in by September 11, 2008; (ii) each MSA (currently 305 in the U.S.) or RSA (currently 427 in the U.S.) the carrier operates in by September 11, 2010 and (iii) the geographic area of each PSAP (over 7,500 PSAPs in FCC’s registry) in the carrier’s service area no later than September 11, 2012.  The 2007 order is controversial because many wireless carriers have argued that the technology does not currently exist to allow carriers to comply with these new accuracy requirements for every PSAP.  Compliance with these requirements will likely require a significant commitment of personnel and financial resources for new equipment, software and additional location accuracy testing.  The FCC is currently considering a compromise to modify those requirements, which it is possible it will act upon in 2009.  Under the proposal, in 2012, instead of measuring the accuracy at the PSAP level, carriers would be required to measure accuracy at the county level, an easier standard to meet. Adoption of the modified rule would be favorable to wireless carriers, relative to the rule as initially proposed.  U.S. Cellular is in compliance with the September 11, 2008 requirement of the 2007 order.

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

Pending Proceedings — Reciprocal Compensation.  Since 1996, FCC rules generally have required symmetrical and reciprocal compensation, that is, payment at the same rate, for interconnecting wireless and local exchange facilities.  Asymmetrical rates can be set if carrier costs justify such rates.  In the absence of an order by a state public utilities commission establishing carrier interconnection costs, rates can be set in accordance with FCC default “proxy” rates or carriers may agree not to compensate each other, a so called “bill and keep” arrangement.  The states have jurisdiction over such interconnection proceedings.  In February 2005, the FCC adopted an order finding that state “wireless termination tariffs,” which certain local wireline carriers had sought to impose in the absence of interconnection agreements with wireless carriers, were unlawful.  The order applied prospectively and required the negotiation of interconnection agreements to set rates.  It also clarified that wireline carriers may request such agreements from wireless carriers, as well as vice versa, which had not been clear under the rules.

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

Pending Proceedings — Automatic Roaming.  In 2007, the FCC issued an order which requires wireless carriers to allow other wireless carriers’ customers to “roam” on their systems “automatically,” that is, by prior agreement between carriers.  The FCC ruling applies only to “real-time, two-way switched voice or data services that are interconnected with the public switched network” and text messaging services.  This ruling is generally favorable to smaller and regional carriers who may have been at a competitive disadvantage relative to the national carriers if they were unable to obtain roaming arrangements on reasonable terms and conditions.  The order, however, does not extend the obligation to markets in which the carrier seeking to roam holds an FCC license even if such carrier has yet to build out its network in such market.  The FCC also has sought additional comment on the possibility of extending this requirement to data roaming which is not connected to the public switched network, such as wireless broadband Internet access.  Action by the FCC on the “in market” and data roaming issues is possible during 2009.

Pending Proceedings — Early Termination Fees.  On May 18, 2005, the FCC issued two public notices seeking comment on whether wireless “early termination fees” are to be considered a “rate” under Section 332 of the Act and, thus, exempt from state regulation and/or state consumer class action or other lawsuits.  It would be in the best interest of wireless carriers for the FCC to rule that such fees are, in fact, a wireless “rate.”  The FCC took no formal action during 2008, other than to conduct a public hearing over the efficacy of wireless carriers’ early termination fee practices.  Legislation has also been introduced in Congress which would regulate wireless carriers’ ability to charge early termination fees to customers.  In 2008, a number of wireless carriers, including U.S. Cellular, began to voluntarily pro-rate early termination fees.

Pending Proceedings — Customer Proprietary Network Information (“CPNI”).  FCC rules require all carriers to safeguard the CPNI of their customers and prevent its disclosure to any person not authorized by the customer to possess such information.  CPNI is information relating to a customer’s telephone usage, such as numbers called and numbers from which calls were received.  Wireless carriers may themselves use CPNI to market additional wireless services to customers without their prior consent, but must obtain such consent to market non-wireless services.  The CPNI issue has become prominent recently in light of disclosures of unauthorized persons coming into possession, through fraudulent means, of some of the customer telephone records of certain wireless carriers and then selling such information.  During 2007, the FCC issued an order which imposed additional obligations upon wireless carriers to safeguard customer data.  Those regulations became effective on December 8, 2007.  U.S. Cellular has implemented a series of new practices and procedures intended to comply with those regulations.  The FCC also sought additional comments on other proposed CPNI safeguards in 2007, but has taken no further action.

Pending Proceedings — Backup Power Requirements.  During 2007, the FCC issued an order which would have required all wireless carriers to provide 24 hours of backup power to all switching sites and eight hours of backup power to each cell site (excluding sites where compliance is precluded by federal, state, tribal or local law, or by a risk to safety of life or health, or is prohibited by a legal obligation or agreement.)  Within six months of the effective date of the rules, each wireless carrier was required to file a report with the FCC detailing its state of compliance.  A carrier would then have had an additional six months to file a compliance plan with the FCC with respect to those sites identified in the initial report for which the carrier is unable to provide the required amount of backup power.  The U.S. Court of Appeals for the District of Columbia issued a temporary stay of the order, but deferred further action pending completion by the Office of Management and Budget (“OMB”) of its review of the order.  In December 2008, OMB concluded that the FCC violated the Paperwork Reduction Act in its adoption of the order.  The FCC subsequently determined that it would no longer seek to adopt the backup power rules rejected by OMB. However, it is likely it will begin a new proceeding in 2009 concerning backup power requirements.

Pending Proceedings — Universal Service.  The Telecommunications Act establishes principles and a process for implementing a modified “universal service” policy.  This policy seeks nationwide, affordable service and access to advanced telecommunications and information services.  It calls for reasonably comparable urban and rural rates and services.  The Telecommunications Act also requires universal service to schools, libraries and rural health facilities at discounted rates.  Wireless carriers must provide such discounted rates to such organizations in accordance with federal regulations.  The FCC has implemented the mandate of the Telecommunications Act to create a universal service support mechanism “to ensure that all Americans have access to telecommunications services.”  The Telecommunications Act requires all interstate telecommunications providers, including wireless service providers, to “make an equitable and non-discriminatory contribution” to support the cost of providing universal service, unless their contribution would be de minimis.  At present, the provision of wireline and wireless telephone service in high cost areas is subsidized by support from the “universal service” fund, to which, as noted above, all carriers with interstate and international revenues must contribute.  Carriers are free to pass such contributions on to their customers.  Such contributions, which were based on a percentage of the total “billed revenue” of carriers for a given previous period of time, began in 1998.  Since February 2003, such payments initially have been based on estimates of future revenues and subsequently have been adjusted based on actual revenues for the periods involved.  Previously, these payments were based on historical revenues. In 2008, U.S. Cellular contributed over $130 million into the universal service fund.

Wireless carriers also are eligible to receive universal service support payments in certain circumstances if they provide specified services in “high cost” areas.  U.S. Cellular has sought designation as an eligible telecommunications carrier (“ETC”) qualified to receive universal service support in several states.  To date, U.S. Cellular has been designated as an ETC in the states of Illinois, Iowa, Kansas, Maine, Missouri, Nebraska, New Hampshire, New York, North Carolina, Oklahoma, Oregon, Tennessee, Virginia, Washington, Wisconsin and West Virginia and has received payments of $128 million in high cost support payments for its service to high cost areas in the states referred to above.

In May 2008, the FCC adopted a state-by-state temporary cap to funding for competitive ETCs based on the funding level available as of March 31, 2008.  The cap will have the effect of reducing the amount of support that U.S. Cellular would otherwise have been eligible to receive.  The FCC is currently considering three USF proposals for altering the manner in which support is provided to ETCs.  One of the proposals would eliminate funding for wireless carriers, one would step down the level of support over five years at 20% per year beginning immediately upon the effective date of the order and one would require a wireless carrier to submit a cost study showing that its costs are higher than the costs of the incumbent local exchange carrier to be eligible to receive any support.  Adoption of any of these proposals would have a profound impact on the amount of support, if any, wireless ETCs continue to receive.  It is not certain which of them, if any, will be adopted.  The FCC may also consider other proposals currently being submitted by interested parties.

700 Megahertz Spectrum Auction.  In January 2000, pursuant to a congressional directive, the FCC adopted service rules for licensing the commercial use of 30 megahertz of spectrum in the 747-762 megahertz and 777-792 megahertz spectrum bands.  Subsequently, the FCC adopted service rules for the 688-746 megahertz band, portions of which were auctioned in 2002 and 2003.  Those rules provided that a majority of the spectrum in these bands would be auctioned in large regional service areas, although there were portions available which cover individual MSA and RSA markets.  The FCC has conducted two auctions for such MSA and RSA licensed spectrum and certain other portions of the 688-746 megahertz spectrum which ended in September 2002 and June 2003, respectively.  An additional auction to license the remaining unauctioned 62 megahertz of 700 megahertz spectrum, consisting of REAG, EA and CMA licenses, commenced on January 24, 2008 and concluded on March 20, 2008.  The vast majority of licenses offered were sold. The most notable exception was the 10 megahertz nationwide D Block license, which required the D Block licensee to form a public/private partnership with a Public Safety Broadband Licensee for adjacent spectrum to implement a nationwide interoperable broadband network for first responders.  In 2008, the FCC re-evaluated the rules for the D Block and on September 25, 2008 issued a Third Further Notice of Proposed Rulemaking which, among other changes, proposed to offer the D Block spectrum on both a regional basis and national basis subject to revised public/private partnership obligations.  The FCC had not taken action in this proceeding as of December 31, 2008.

AWS-3 and H Block Spectrum Auctions.  In June 2008, the FCC adopted a Further Notice of Proposed Rulemaking proposing to adopt application, licensing, operating, and technical rules to permit nationwide operations on an unpaired basis in the 2155-2180 megahertz band (AWS-3 band) and to permit operations on the paired 1915-1920 megahertz and 1995-2000 megahertz bands (H Block) on a BTA basis.  The FCC’s proposals included selection of licensees by auction and permitting commercial mobile and fixed operations in both bands.  Numerous AWS-1 and PCS licensees opposed the FCC’s technical proposals for the AWS-3 band and the H Block because of the interference potential of AWS-3 and H Block operations to incumbent AWS-1 and PCS operations, respectively.  In October 2008, the FCC released a Public Notice and a report recommending standards to minimize the interference potential of AWS-3 operations to AWS-1 operations.  The FCC has not conducted a similar analysis of the potential for harmful interference between H Block and PCS operations. The FCC could adopt rules to resolve these potential interference issues and initiate further proceedings to auction one or both of these bands later this year.

Other Recent FCC Developments.  In November 2008, the FCC adopted a decision permitting unlicensed operation of fixed and personal/portable devices in the TV Broadcast Bands at locations where that spectrum is not being used by licensed services (“white spaces”) commencing as soon as February 18, 2009.  The FCC also announced its intention to explore in separate proceedings whether higher powered unlicensed operations might be accommodated in the TV white spaces in rural areas.

Telecommunications Act — General.  The primary purpose and effect of the Telecommunications Act is to open all telecommunications markets to competition.  The Telecommunications Act makes most direct or indirect state and local barriers to competition unlawful.  It directs the FCC to preempt all inconsistent state and local laws and regulations, after notice and comment proceedings.  It also enables electric and other utilities to engage in telecommunications service through qualifying subsidiaries.

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

In May 2003, the FCC adopted new spectrum leasing policies which permit licensees of cellular, PCS, and SMR spectrum, among other bands, to lease to third parties any amount of spectrum in any geographic area encompassed by their licenses, and for any period of time not extending beyond the current term of the license.  The FCC has also adopted streamlined processing rules for applications for assignment and transfer of control of telecommunications carrier licenses.  These new rules and policies were expanded and clarified by the FCC in July 2004 to permit spectrum leasing in additional wireless services, to streamline processing of spectrum leasing applications as well as traditional license transfers and assignments and to establish new categories of spectrum leasing arrangements.  Designated entity applicants or licensees are subject to a restriction that they cannot lease more than 50% of the spectrum capacity for any of their licenses without losing designated entity benefits if they entered into such an arrangement after April 26, 2006.  This restriction would generally be applicable to AWS, 700 megahertz and other Part 27 licenses.  Designated entity applicants and licensees are also subject to a restriction that they cannot lease more than 25% of spectrum capacity for any of their licenses without having the gross revenues (and sometimes total assets) of the entity to whom they lease the capacity “attributed” to them, which could result in loss of designated entity status.  This restriction is also not applicable to arrangements entered into before April 26, 2006.

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

Media reports have suggested that radio frequency emissions from handsets, wireless data devices and cell sites may raise various health concerns, including cancer or tumors, and may interfere with various electronic medical devices, including hearing aids and pacemakers.  Although some studies have suggested that radio frequency emissions may cause certain biological effects, most of the expert reviews conducted to date have concluded that the evidence does not support a finding of adverse health effects, but that further research is appropriate.  Research and studies are ongoing.

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

Several other cases alleging injury were filed as were class action cases alleging that wireless telephones increase the risk of adverse health effects unless they are used with headsets.  In March 2005, the U.S. Court of Appeals for the Fourth Circuit reversed a lower court’s decision in the case of Pinney v. Nokia, et al., which had dismissed five class action lawsuits alleging that the wireless industry had endangered consumers by selling mobile phones without headsets.  The court found that the federal court did not have jurisdiction over the claims in four of the cases and held that the state law claims were not preempted by federal law in the fifth case.  In October 2005, the U.S. Supreme Court declined to review the Fourth Circuit decision.

Subsequently, four of the cases were remanded to state courts in New York, Pennsylvania, Maryland and Georgia where they had been filed.  Thereafter, plaintiffs amended their complaints in two of the cases to add new defendants and those defendants removed the cases to federal court under the provisions of the newly enacted Class Action Reform Act.  Plaintiffs have voluntarily dismissed all but one of the putative class action cases. That case was dismissed by the federal district court on grounds that the claims were preempted by federal law. That decision is on appeal to the United States Court of Appeals for the Third Circuit.  Also following the Fourth Circuit’s decision in Pinney, the FCC was granted leave to participate as amicus curiae in a case alleging a brain injury from use of a wireless phone and has filed a brief indicating the agency’s disagreement with the preemption aspect of that decision.  In August 2007, the Superior Court of the District of Columbia dismissed that case and five others consolidated with it for pretrial purposes on federal preemption grounds.  That decision is on appeal to the District of Columbia Court of Appeals.

There can be no assurance that the outcome of these or other lawsuits will not have a material adverse effect on the wireless industry, including U.S. Cellular.  U.S. Cellular carries insurance with respect to such matters, but there is no assurance that such insurance would be sufficient, will continue to be available or will not be cost-prohibitive in the future.

Pending Petition — Spectrum Aggregation Limit. On July 16, 2008, the Rural Telecommunications Group, Inc. (“RTG”), comprised of rural telephone companies with wireless interests, filed a petition requesting that the FCC initiate a rulemaking proceeding to adopt a spectrum aggregation limit or “cap.”  RTG proposes the imposition, on a county level, of a 110 megahertz aggregation limit for all commercial terrestrial wireless spectrum below 2.3 gigahertz, including cellular, PCS, 700 megahertz, and AWS spectrum.  Comments and reply comments on the RTG petition were filed in December 2008 and this petition is pending before the FCC.  If the FCC is going to act on the RTG petition, it must first initiate a rulemaking proceeding, issue a Notice of Proposed Rulemaking and consider additional comments and reply comments.  At present, it is uncertain whether the FCC will do so.

Pending Petition — Handset Exclusivity Arrangements. On May 20, 2008, Rural Cellular Association (“RCA”), comprised of rural wireless carriers, filed a petition for rulemaking requesting that the FCC initiate a rulemaking proceeding to investigate exclusivity arrangements between commercial wireless carriers and handset manufacturers and to prohibit such arrangements if the FCC concluded that they were contrary to the public interest, as RCA believes them to be.  Comments and reply comments on the RCA petition were filed in February 2009.  If the FCC is going to act on the RCA petition, it must first initiate a rule-making proceeding, issue a Notice of Proposed Rulemaking and consider additional comments and reply comments.  At present, it is uncertain whether the FCC will do so.

Employees

U.S. Cellular had approximately 9,100 full-time and part-time employees as of December 31, 2008.  None of U.S. Cellular’s employees are represented by a labor organization.  U.S. Cellular considers its relationship with its employees to be good.

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

Competition in the telecommunications industry is currently intense and could intensify further in the future due to the general effects of a weak economy and attendant unemployment on consumer spending, as well as due to wireless industry factors such as increasing market penetration and decreasing customer churn rates which combine to reduce the pool of available new customers.  U.S. Cellular’s ability to compete effectively will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry.  U.S. Cellular anticipates that competition may cause the prices for products and services to continue to decline, and the costs to compete to increase, in the future.  Most of U.S. Cellular’s competitors are national or global telecommunications companies that are larger than U.S. Cellular, possess greater resources, possess more extensive coverage areas and more spectrum within their coverage areas, and market other services with their communications services that U.S. Cellular does not offer.  In addition, U.S. Cellular may face competition from technologies that may be introduced in the future or from new entrants into the industry.  New technologies, services and products that are more commercially effective than the technologies, services and products offered by U.S. Cellular may be developed.  There can be no assurance that U.S. Cellular will be able to compete successfully in this environment.

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

Customer acceptance of the services that U.S. Cellular offers is and will continue to be affected by technology and range of device and service-based differences from competition and by the operational performance, quality, reliability, and coverage of U.S. Cellular’s networks.  U.S. Cellular may have difficulty attracting and retaining customers if it is unable to meet customer expectations for a range of services, or if it is otherwise unable to resolve quality issues relating to its networks, billing systems or customer care, or if any of those issues limit U.S. Cellular’s ability to expand its network capacity or subscriber base or otherwise place U.S. Cellular at a competitive disadvantage to other service providers in its markets.  The levels of customer demand for any U.S. Cellular next-generation services and products are uncertain.  Customer demand could be impacted by differences in the types of services offered, service content, technology, footprint and service areas, network quality, customer perceptions, customer care levels and rate plans.

U.S. Cellular’s system infrastructure may not be capable of supporting changes in technologies and services expected by customers, which could result in lost customers and revenues.

The wireless telecommunications industry is experiencing significant changes in technologies and services expected by customers.  Future technological changes or advancements may enable other wireless technologies to equal or exceed U.S. Cellular’s current levels of service and render its system infrastructure obsolete.  New technologies or services often render existing technology products, services or infrastructure obsolete, too costly or otherwise unmarketable.  U.S. Cellular’s system infrastructure may not be capable of supporting changes in technologies and services expected by customers.  U.S. Cellular may be unable to successfully deploy complex next generation services.  If U.S. Cellular is unable to meet future advances in or changes in competing technologies on a timely basis, or at an acceptable cost, it may not be able to compete effectively with other carriers, which could result in lost customers and revenues.  This could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

An inability to obtain or maintain roaming arrangements with other carriers on terms that are acceptable to U.S. Cellular could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular’s customers can access another carrier’s digital system automatically only if the other carrier allows U.S. Cellular’s customers to roam on its network.  U.S. Cellular relies on roaming agreements with other carriers to provide roaming capability to its customers in areas of the U.S., Mexico and Canada outside its service areas and to improve coverage within selected areas of U.S. Cellular’s network footprint.  Such agreements cover traditional voice services as well as data services, which are an area of strong growth for U.S. Cellular and other carriers.  Although U.S. Cellular currently has long-term roaming agreements with certain other carriers, these agreements generally are subject to renewal and termination if certain events occur, including, without limitation, if network standards are not maintained.  Some competitors may be able to obtain lower roaming rates than U.S. Cellular is able to obtain because they have larger call volumes or because of their affiliations with, or ownership of, wireless carriers, or may be able to reduce roaming charges by providing service principally over their own network.  In addition, the quality of service that a wireless carrier delivers during a roaming call may be inferior to the quality of service U.S. Cellular provides, the price of a roaming call may not be competitive with prices of other wireless carriers for such call, and U.S. Cellular’s customers may not be able to use some of the advanced features, such as voicemail notification, or data applications that U.S. Cellular’s customers enjoy when making calls within U.S. Cellular’s network.  U.S. Cellular’s rate of adoption of new technologies, such as those enabling high-speed data services, could affect its ability to enter into or maintain roaming agreements with other carriers.  In addition, U.S. Cellular’s wireless “CDMA” and “CDMA 1XRTT” technology is not compatible with technologies such as GSM-based technologies which are used by certain other carriers, which limits the ability of U.S. Cellular to enter into roaming agreements with such other carriers.  U.S. Cellular’s roaming partners could switch their business to new operators or, over time, to their own networks.  Changes in roaming usage patterns, rates per roaming minute of use or relationships with carriers whose customers generate roaming minutes of use on U.S. Cellular’s network could have an adverse effect on U.S. Cellular’s revenues and revenue growth.

If U.S. Cellular is unable to obtain or maintain roaming agreements with other wireless carriers that contain pricing and other terms that are competitive and acceptable to U.S. Cellular, and that satisfy U.S. Cellular’s quality and interoperability requirements, its business, financial condition or results of operations could be adversely affected.

U.S. Cellular currently receives a significant amount of roaming revenues.  As a result of recently announced acquisitions by other companies in the wireless industry, U.S. Cellular anticipates that its roaming revenues will decline significantly over the next several quarters.  Further industry consolidation and continued build outs by existing and new wireless carriers could cause roaming revenues to decline even more, which would have an adverse effect on U.S. Cellular’s business, financial condition and results of operations.

U.S. Cellular’s service revenues include roaming revenues related to the use of U.S. Cellular’s network by other carriers’ customers who travel within U.S. Cellular’s coverage areas.  A significant portion of these roaming revenues is derived from Verizon Wireless (“Verizon”) and Alltel Corporation (“Alltel”).  In January 2009, Verizon acquired Alltel.  As a result of this transaction, the network footprints of Verizon and Alltel will be combined.  This is expected to result in significant decreases in roaming revenues for U.S. Cellular, since the combined Verizon and Alltel entity is expected to significantly reduce its use of U.S. Cellular’s network in certain coverage areas that are currently used by Verizon and Alltel (as separate entities).  Additional changes in the network footprints of other carriers also could have an adverse effect on U.S. Cellular’s roaming revenues.  For example, consolidation among other carriers which have network footprints that currently overlap U.S. Cellular’s network could further decrease the amount of roaming revenues for U.S. Cellular.  Accordingly, further industry consolidation could cause roaming revenues to decline even more, which would have an adverse effect on U.S. Cellular’s business, financial condition and results of operations.

A failure by U.S. Cellular to obtain access to adequate radio spectrum could have an adverse effect on U.S. Cellular’s business and operations.

U.S. Cellular’s business depends on the ability to use portions of the radio spectrum licensed by the FCC.  U.S. Cellular could fail to obtain access to sufficient spectrum capacity in new and existing markets, whether through FCC auctions or other transactions, in order to meet the potential expanded demands for existing services in critical markets, and to enable deployment of next-generation services.  Such a failure could have a material adverse impact on the quality of U.S. Cellular’s services or U.S. Cellular’s ability to roll out such future services in some markets, or could require that U.S. Cellular curtail existing services in order to make spectrum available for next-generation services.  U.S. Cellular may acquire access to spectrum through a number of alternatives, including participation in spectrum auctions, partnering on a non-controlling basis with other auction applicants (“Other Applicants”) and other acquisitions and exchanges.  As required by law, the FCC has conducted auctions for licenses to use some parts of the radio spectrum.  The decision to conduct auctions, and the determination of what spectrum frequencies will be made available for auction, are made by the FCC pursuant to laws that they administer.  The FCC may not choose to or even be able to allocate spectrum sufficient to meet the demands of all those wishing to obtain licenses.  U.S. Cellular or Other Applicants may not be successful in FCC auctions in obtaining the spectrum that either believes is necessary to implement its business and technology strategies.  In addition, newly auctioned spectrum may not be compatible with existing spectrum, and vendors may not create suitable products to use such spectrum.  Further, access to use spectrum won in FCC auctions may not be available on a timely basis.  Such access is dependent upon the FCC actually granting licenses won in the various auctions, which can be delayed for various reasons, including the possible need for the FCC to transition current users of spectrum to other portions of the radio spectrum.  U.S. Cellular also may seek to acquire radio spectrum through purchases and exchanges with other spectrum licensees.  However, U.S. Cellular may not be able to acquire sufficient spectrum through these types of transactions, and U.S. Cellular may not be able to complete any of these transactions on favorable terms.

To the extent conducted by the FCC, U.S. Cellular is likely to participate in FCC auctions of additional spectrum in the future as an applicant or as a non-controlling partner in another auction applicant and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on U.S. Cellular.

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services.  U.S. Cellular has participated in such auctions in the past and is likely to participate in any other auctions conducted by the FCC in the future as an applicant or as a non-controlling partner in another auction applicant. FCC anti-collusion rules place certain restrictions on business communications and disclosures by participants in an FCC auction.  These anti-collusion rules may restrict the normal conduct of U.S. Cellular’s business and/or disclosures by U.S. Cellular relating to an FCC auction, which could last three to six months or more. The restrictions could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

An inability to attract and/or retain management, technical, sales and other personnel could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Due to competition for qualified management, technical, sales and other personnel, there can be no assurance that U.S. Cellular will be able to continue to attract and/or retain qualified personnel necessary for the development of its business.  The loss of the services of existing personnel as well as the failure to recruit additional qualified personnel in a timely manner could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

There has been a trend in the telecommunications and related industries in recent years towards consolidation of service providers through acquisitions, reorganizations and joint ventures.  U.S. Cellular expects this trend towards consolidation to continue, leading to larger competitors over time.  U.S. Cellular may be unable to compete successfully with larger companies that have substantially greater financial, technical, marketing, sales, purchasing and distribution resources or that offer more services than U.S. Cellular, which could adversely affect U.S. Cellular’s revenues and costs of doing business.

U.S. Cellular’s business increasingly depends on its access to content for data, music or video services and its access to new handsets and other devices being developed by vendors.  U.S. Cellular’s ability to obtain such access depends in part on other parties.  For example, filings in proceedings before the FCC have alleged that larger companies have entered into exclusive arrangements with handset manufacturers which arrangements have the potential to restrict the market availability of particular handsets.  If U.S. Cellular is unable to obtain timely access to content for data, music or video services or timely access to new handsets being developed by vendors, its business, financial condition or results of operations could be adversely affected.

Inability to manage its supply chain or inventory successfully could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Operation of U.S. Cellular’s supply chain and management of its inventory balances require accurate forecasting of customer growth and demand, which has become increasingly challenging.  If overall demand for handsets or the mix of demand for handsets is significantly different than U.S. Cellular’s expectations, U.S. Cellular could face inadequate or excess supplies of particular models of handsets.  This could result in lost sales opportunities or a buildup of inventory that could not be sold easily.  Either of these situations could adversely affect U.S. Cellular’s revenues, costs of doing business, results of operations or financial condition.

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

Changes in any of several factors could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.  These factors include, but are not limited to:

•                  Demand for or usage of services;

•                  The pricing of services;

•                  The overall size and growth rate of U.S. Cellular’s customer base;

•                  Average revenue per unit;

•                  Penetration rates;

•                  Churn rates;

•                  Selling expenses;

•                  Net customer acquisition and retention costs;

•                  Customers’ ability to honor existing service contracts and the potential impact on bad debts expense;

•                  Roaming rates;

•                  Minutes of use;

•                  The mix of products and services offered by U.S. Cellular and purchased by customers; and

•                  The costs of providing products and services.

Advances or changes in telecommunications technology, such as Voice over Internet Protocol (“VoIP”), High-Speed Packet Access, WiMAX or Long-Term Evolution (“LTE”), could render certain technologies used by U.S. Cellular obsolete, could reduce U.S. Cellular’s revenues or could increase its costs of doing business.

The telecommunications industry is experiencing significant technological change, as evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences.  Technological advances and industry changes, such as the implementation by other carriers of third generation (“3G”) technology, wideband technologies such as “Wi-Fi” and “WiMAX” which do not necessarily rely on FCC-licensed spectrum, the development of fourth generation technology (“4G”) such as LTE, or the evolution of High-Speed Packet Access could cause the technology used on U.S. Cellular’s wireless networks to become less competitive or obsolete.  In addition, Voice over Internet Protocol, also known as VoIP, is an emerging technological trend that could cause a decrease in demand for U.S. Cellular’s telephone services.  U.S. Cellular may not be able to respond to such changes and implement new technology on a timely or cost-effective basis, which could reduce its revenues or increase its costs of doing business.  If U.S. Cellular cannot keep pace with these technological changes or other changes in the telecommunications industry over time, its financial condition, results of operations or ability to do business could be adversely affected.

Changes in U.S. Cellular’s enterprise value, changes in the market supply or demand for wireless licenses, adverse developments in the business or the industry in which U.S. Cellular is involved and/or other factors could require U.S. Cellular to recognize impairments in the carrying value of its license costs, goodwill, customer lists and/or physical assets.

A large portion of U.S. Cellular’s assets consists of intangible assets in the form of licenses and goodwill.  U.S. Cellular also has substantial investments in long-lived assets such as property, plant and equipment.  U.S. Cellular reviews its licenses, goodwill and other long-lived assets for impairment annually or whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable.  An impairment loss may need to be recognized to the extent the carrying value of the assets exceeds the fair value of such assets.  The amount of any such impairment loss could be significant and could have a material adverse effect on U.S. Cellular’s reported financial results for the period in which the loss is recognized.  The estimation of fair values requires assumptions by management about factors that are highly uncertain including future cash flows, the appropriate discount rate, and other factors.  Different assumptions for these factors or different valuation methodologies could create materially different results.

During 2008, U.S. Cellular recognized a $386.7 million loss on impairment of its licenses.  The loss is attributable to further deterioration in the credit and financial markets and the accelerated decline in the overall economy in the fourth quarter of 2008, which has led to the use of a higher discount rate when projecting future cash flows and lower than previously projected earnings in the wireless industry.  As a result, the estimated fair value of U.S. Cellular’s licenses has declined, causing an impairment of certain of these assets.  Future events could cause additional decreases in the fair value of U.S. Cellular’s licenses, goodwill or other long-lived assets which could result in additional impairments.

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

As part of U.S. Cellular’s operating strategy, U.S. Cellular may expand the markets in which it operates through the acquisition of other telecommunications service providers, the acquisition of selected licenses or operating markets from such providers or through direct investment.  The acquisition of additional businesses will depend on U.S. Cellular’s ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance any such acquisitions.  U.S. Cellular also will be subject to competition for suitable acquisition candidates.  Any acquisitions, if made, could divert the resources and management time of U.S. Cellular and would require integration with U.S. Cellular’s existing business operations and services.  As a result, there can be no assurance that any such acquisitions will occur or that any such acquisitions, if made, would be made in a timely manner or on terms favorable to U.S. Cellular or would be successfully integrated into U.S. Cellular’s operations.  These transactions commonly involve a number of risks, including:

•                  Ability to enter markets in which U.S. Cellular has limited or no direct prior experience and competitors have stronger positions;

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

Also, the FCC’s recent conditional approvals for certain acquisitions proposed by other carriers on such carriers’ acceptance of a voluntary cap on USF funding or a reduction of such USF funding over a specified time period could provide a risk or impediment to expansion by U.S. Cellular.

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

If U.S. Cellular expands into new telecommunications businesses or markets, it will incur certain additional risks in connection with such expansion, including increased legal and regulatory risks and possible adverse reaction by some of its current customers.  Such telecommunications businesses and markets are highly competitive and, as a new entrant, U.S. Cellular may be disadvantaged.  The success of U.S. Cellular’s entry into new telecommunications businesses or markets will be dependent upon, among other things, U.S. Cellular’s ability to select new equipment and software and to integrate the new equipment and software into its operations, to hire and train qualified personnel and to enhance its existing administrative, financial and information systems to accommodate the new businesses or markets.  No assurance can be given that U.S. Cellular will be successful with respect to these efforts.

If U.S. Cellular is not successful with respect to its expansion initiatives, its business, financial condition or results of operations could be adversely affected.

A significant portion of U.S. Cellular’s revenues is derived from customers who buy services through independent agents who market U.S. Cellular’s services on a commission basis. If U.S. Cellular’s relationships with these agents are seriously harmed, its revenues could be adversely affected.

U.S. Cellular has relationships with agents to obtain customers.  Agents are independent business people who obtain customers for U.S. Cellular on a commission basis.  U.S. Cellular’s agents are generally in the business of selling wireless telephones, wireless service packages and other related products.  Also, U.S. Cellular’s agents include major appliance dealers, car stereo companies and mass merchants including regional and national companies.  In support of its overall Internet initiatives, U.S. Cellular has recruited agents which provide services exclusively through the Internet.

U.S. Cellular’s business and growth depends, in part, on the maintenance of satisfactory relationships with its agents.  As a result of recent economic conditions, many companies, including certain U.S. Cellular agents, are having financial difficulties.  If such relationships are seriously harmed or if such parties experience financial difficulties, including bankruptcy, U.S. Cellular’s revenues and, as a result, its financial condition or results of operations, could be adversely affected.

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

U.S. Cellular’s business plan includes significant construction activities and enhancements to its network.  As U.S. Cellular deploys, expands, and enhances its network, it may need to acquire additional spectrum.  Also, as U.S. Cellular continues to build out and enhance its network, U.S. Cellular must, among other things, continue to:

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

Financial difficulties (including bankruptcy proceedings) of U.S. Cellular’s key suppliers or vendors, termination or impairment of U.S. Cellular’s relationships with such suppliers or vendors, or a failure by U.S. Cellular to manage its supply chain effectively could result in delays or termination of U.S. Cellular’s receipt of required equipment or services, or could result in excess quantities of required equipment or services, any of which could adversely affect U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular depends upon certain vendors to provide it with equipment, services or content to continue its network construction and upgrade and to operate its business.  U.S. Cellular does not have operational or financial control over such key suppliers and has limited influence with respect to the manner in which these key suppliers conduct their businesses.  As a result of recent economic conditions, many companies, including certain U.S. Cellular suppliers, are facing financial difficulties and/or bankruptcy.  If these key suppliers experience financial difficulties or file for bankruptcy, they may be unable to provide equipment, services or content to U.S. Cellular on a timely basis or cease to provide such equipment, services or content or otherwise fail to honor their obligations to U.S. Cellular.  In such case, U.S. Cellular may be unable to maintain and upgrade its network or provide services to its customers in a competitive manner, or could suffer other disruptions to its business.  In that event, U.S. Cellular’s business, financial condition or results of operations could be adversely affected.

On January 14, 2009, Nortel Networks Corporation (“Nortel”), a key supplier of network equipment, business communications systems and technical support for U.S. Cellular, announced that it, Nortel Networks Limited and certain of its other Canadian subsidiaries, will seek creditor protection under the Companies’ Creditors Arrangement Act in Canada. Additionally, certain of Nortel’s U.S. subsidiaries, including Nortel Networks Inc. and Nortel Networks Capital Corporation, have filed voluntary petitions in the United States under Chapter 11 (“reorganization”) of the U.S. Bankruptcy Code, and certain of Nortel’s other subsidiaries made similar filings in other jurisdictions.  If Nortel does not succeed in its reorganization, the following could adversely impact U.S. Cellular’s future results of operations and cash flows:

•                  Reduced competition among telecommunications equipment suppliers could increase the future costs to acquire such equipment;

•                  Replacement and upgrades of Nortel equipment with equipment from other vendors could be more costly; and

•                  Maintenance of Nortel equipment could be more costly.

U.S. Cellular has significant investments in entities that it does not control. Losses in the value of such investments could have an adverse effect on U.S. Cellular’s financial condition or results of operations.

U.S. Cellular has significant investments in entities that it does not control, including a 5.5% ownership interest in the Los Angeles SMSA Limited Partnership (the “LA Partnership”) which represents a significant portion of U.S. Cellular’s net income, and limited partnership interests in Aquinas Wireless L.P., King Street Wireless L.P., Barat Wireless L.P. and Carroll Wireless L.P.  U.S. Cellular cannot provide assurance that these entities will operate in a manner that will increase the value of U.S. Cellular’s investments, that U.S. Cellular’s proportionate share of income from the LA Partnership will continue at the current level in the future or that U.S. Cellular will not incur losses from the holding of such investments.  Losses in the values of such investments or a reduction in income from the LA Partnership could adversely affect U.S. Cellular’s financial condition or results of operations.

A material disruption in U.S. Cellular’s telecommunication networks or information technology, including breaches of network or information technology security, could have an adverse effect on U.S. Cellular’ business, financial condition or results of operations.

U.S. Cellular relies extensively on its telecommunication networks and information technology to operate and manage its business, process transactions and summarize and report results.  U.S. Cellular’s networks and information technology are subject to damage or interruption due to various events, including power outages, computer, network and telecommunications failures, computer viruses, security breaches, hackers, catastrophic events, natural disasters, errors or unauthorized actions by employees and vendors, flawed conversion of systems, disruptive technologies and technology changes.  If U.S. Cellular’s networks and information technology are not adequately adapted to changes in technology or are damaged or fail to function properly, and/or if U.S. Cellular’s security is breached or otherwise compromised, U.S. Cellular could suffer material adverse consequences, including loss of critical and private data, including customer data, interruptions or delays in its operations, inaccurate billings, inaccurate financial reporting, and significant costs to remedy the problems.  If U.S. Cellular’s systems become unavailable or suffer a security breach of customer or other data, U.S. Cellular may be required to expend significant resources and take various actions to address the problems, including notification under data privacy laws and regulations, may be subject to fines, sanctions and litigation, and its reputation and operating results could be adversely affected.  Any material disruption in U.S. Cellular’s networks or information technology, including security breaches, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Wars, conflicts, hostilities and/or terrorist attacks or equipment failures, power outages, natural disasters or other events could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Wars, conflicts, hostilities, terrorist attacks, major equipment failures, power outages, natural disasters, or similar disasters or failures that affect U.S. Cellular’s mobile telephone switching offices, information systems, microwave links, third-party owned local and long distance networks on which U.S. Cellular relies, U.S. Cellular’s cell sites or other equipment or the networks of other providers which U.S. Cellular’s customers use or on which they roam could have a material adverse effect on U.S. Cellular’s operations.  Although U.S. Cellular has certain back-up and similar arrangements, it has not established a formal, comprehensive business continuity or emergency response plan at this time.  As a result, under certain circumstances, U.S. Cellular may not be prepared to continue its operations, respond to emergencies or recover from disasters or other similar events.  U.S. Cellular’s inability to operate its telecommunications systems or access or operate its information systems even for a limited time period, may result in a loss of customers or impair U.S. Cellular’s ability to serve customers or attract new customers, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

The market price of U.S. Cellular’s Common Shares is subject to fluctuations due to a variety of factors.

Factors that may affect the future market price of U.S. Cellular’s Common Shares include:

•                  General economic conditions, including conditions in the credit and financial markets;

•                  Wireless and telecommunications industry conditions;

•                  Fluctuations in U.S. Cellular’s quarterly customer additions, churn rate, revenues, results of operations or cash flows;

•                  Variations between U.S. Cellular’s actual financial and operating results and those expected by analysts and investors; and

•                  Announcements by U.S. Cellular’s competitors.

Any of these or other factors could adversely affect the future market price of U.S. Cellular’s Common Shares, or could cause the future market price of U.S. Cellular’s Common Shares to fluctuate from time to time.

Changes in interpretations of accounting requirements, changes in industry practice, identification of errors or changes in management assumptions could require amendments to or restatements of financial information or disclosures included in this or prior filings with the SEC.

U.S. Cellular prepares its consolidated financial statement in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and files such financial statements with the SEC in accordance with the SEC’s rules and regulations.  The preparation of financial statements in accordance with GAAP requires U.S. Cellular to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  U.S. Cellular bases its estimates on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from estimates under different assumptions or conditions.  Changes in accounting requirements or in guidance or interpretations related to such requirements, changes in industry practice, identification of errors or changes in estimates or assumptions could require restatements of financial information or amendments to disclosures included in this or prior filings with the SEC.

Restatements of financial statements by U.S. Cellular and related matters, including resulting delays in filing periodic reports with the SEC, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Restatements and delays in filing reports with the SEC, could have adverse consequences, including the following: U.S. Cellular’s credit ratings could be downgraded, which would result in an increase in its borrowing costs and could make it more difficult for U.S. Cellular to borrow funds on satisfactory terms.  The lenders on U.S. Cellular’s revolving credit agreement could refuse to waive a default or extend a waiver of default, impose restrictive covenants or conditions or require increased payments and fees.  The holders of debt under U.S. Cellular’s indenture could attempt to assert a default and, if successful and U.S. Cellular does not cure the default in a timely manner, accelerate such debt.  The New York Stock Exchange could begin delisting proceedings with respect to U.S. Cellular Common Shares and debt that is listed thereon.  U.S. Cellular may not be able to use or file shelf registration statements on Form S-3 for an extended period of time, which may limit U.S. Cellular’s ability to access the capital markets.  U.S. Cellular may not be able to use Form S-8 registration statements relating to its employee benefit plans, which may have an adverse affect on U.S. Cellular’s ability to attract and retain employees.  U.S. Cellular also could face shareholder litigation or SEC enforcement action.  Any of these events could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Identification of material weaknesses in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or fail to prevent fraud, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

Early redemptions or repurchases of debt, issuances of debt, changes in operating leases, changes in purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations in U.S. Cellular’s Management’s Discussion and Analysis of Financial Condition and Results of Operations to be different from the amounts actually incurred.

U.S. Cellular has reported amounts with respect to future contractual obligations under the caption “Contractual Obligations” in its Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.  The actual amounts disbursed in the future may differ materially from these currently reported amounts due to various factors, including early redemptions of debt or repurchases of debt, issuances of debt, changes in operating leases, changes in purchase obligations or other factors or developments, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

An increase in the amount of U.S. Cellular’s debt in the future could subject U.S. Cellular to higher interest costs and restrictions on its financing, investing and operating activities and could decrease its net income and cash flows.

U.S. Cellular may increase its debt in the future for acquisitions or other purposes.  For example, U.S. Cellular may require substantial additional financing to fund acquisitions or other investments, capital expenditures, license purchases, operating costs and expenses, or other growth initiatives.  U.S. Cellular currently relies on its committed revolving credit facility to meet any additional short-term financing needs.  Other sources of financing may include public or private debt.  The agreements governing any indebtedness may contain financial and other covenants that could impair U.S. Cellular’s flexibility and restrict U.S. Cellular’s ability to pursue growth opportunities.  In addition, increased debt levels could result in higher interest costs and lower net income and cash flows.

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

The recent disruption in the credit and financial markets, decline in consumer confidence, increase in unemployment, decline in economic growth and uncertainty about corporate earnings have had a significant negative impact on the U.S. and global financial and credit markets and the overall economy.  These events have had an adverse impact on financial institutions resulting in limited access to capital and credit for many companies.  In December 2009, the U.S. Cellular revolving credit facility will expire.  U.S. Cellular believes that it is unlikely to be able to obtain similar terms as exist in the current facility.  In particular, U.S. Cellular believes that the amount of the facility could be significantly reduced, the term of the facility could be shortened, and the pricing on the facility could be increased.  In addition, other types of financing such as bond financing may be unavailable or only be available on unfavorable terms.

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

U.S. Cellular and its subsidiaries operate a capital-intensive business.  U.S. Cellular has used internally-generated funds and has also obtained substantial funds from external sources to finance the build out and enhancement of markets, to fund acquisitions and for general corporate purposes.  U.S. Cellular also may require substantial additional capital for, among other uses, acquisitions of providers of wireless telecommunications services, spectrum license or system acquisitions, system development and network capacity expansion.  There can be no assurance that sufficient funds will continue to be available to U.S. Cellular or its subsidiaries on terms or at prices acceptable to U.S. Cellular.  Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions, changes in U.S. Cellular’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development and acquisition programs.  Reduction of U.S. Cellular’s construction, development and acquisition programs likely would have a negative impact on U.S. Cellular’s consolidated revenues, income and cash flows.

Changes in the regulatory environment or a failure by U.S. Cellular to timely or fully comply with any applicable regulatory requirements could adversely affect U.S. Cellular’s financial condition, results of operations or ability to do business.

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

U.S. Cellular’s business requires licenses granted by the FCC to provide wireless telecommunications services.  Typically, such licenses are issued for initial 10-year terms and may be renewed for additional 10-year terms subject to FCC approval of the renewal applications.  Failure to comply with FCC requirements in a given service area could result in the revocation of U.S. Cellular’s license for that area or in the imposition of fines.  Court decisions and rulemakings could have a substantial impact on U.S. Cellular’s operations, including rulemakings on intercarrier access compensation and universal service.  Litigation and different objectives among federal and state regulators could create uncertainty and delay U.S. Cellular’s ability to respond to new regulations.  U.S. Cellular is unable to predict the future actions of the various regulatory bodies that govern U.S. Cellular, but such actions could have material adverse effects on U.S. Cellular’s business.

During 2008, the FCC sought comment on proposals made by the Federal-State Joint Board and by the FCC itself to change the universal service high cost fund in various ways.  These proposals include: the creation of separate wireless, wireline, and broadband funds, with an overall “cap” on all funds, including the wireless fund; a separate cap on payments to wireless carriers; elimination of the “identical support” rules, thereby requiring wireless carriers to receive support based on their own costs rather than wireline “per line” costs; using “reverse auctions” (a form of competitive bidding) to determine the amount of support to be provided to eligible telecommunications carriers, and limiting the number of carriers eligible to receive support to a given area. While the FCC did not act on these proposals in 2008, it may consider similar proposals in 2009. It is not certain which of them, if any, will be adopted. Adoption by the FCC of any form of “cap,” of limits on the number of carriers eligible to receive support for a given area or of its proposals related to identical support or reverse auctions would likely reduce the amount of support that wireless carriers would be otherwise eligible to receive.

As a result of the transition of the administration from a Republican Party president to a Democratic Party president in January 2009, a Republican who served as Chairman of the FCC until January 20, 2009, and who generally supported changes in universal service programs which would have the effect of reducing payments to wireless carriers, has left the FCC.  The FCC thus now has a 2-1 Democratic majority and will have a 3-2 Democratic majority when all of the Commissioners’ seats are filled.  It is uncertain at this time how a new FCC Chairman and new Commissioners appointed by the new administration will view these issues.  Also, the Chairman of the House Commerce Committee, which has jurisdiction over telecommunications issues, the Chairman of the Telecommunications Sub-Committee of the House Commerce Committee, and the Chairman of the Senate Commerce Committee have been replaced. All of these changes individually and collectively could have significant effects on how the FCC and potentially Congress will consider and act upon universal service issues.

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

As previously mentioned, during 2008, the FCC sought comment on proposals made by the Federal-State Joint Board and by the FCC itself to change the universal service fund (“USF”) high cost program in various ways.  On April 29, 2008, the FCC adopted an interim “cap” on the USF high cost funding that goes to competitive ETCs, limiting such funding in a particular state to the levels provided to all such carriers in that state in March 2008, with an exemption from the cap for carriers serving tribal lands and Alaskan Native Lands.  While the cap is in effect, which will be of indefinite duration, wireless ETCs such as U.S. Cellular will receive less support than they would have been otherwise eligible to receive before the cap was in effect, because overall support for wireless carriers as a group will not increase as a carrier adds customers or as new competitive carriers are granted ETC status in a particular state.  The FCC order imposing the cap was published on July 1, 2008 and became effective on August 1, 2008.  The FCC also is considering other significant changes in the USF as well as in intercarrier compensation.

Also, on July 28, 2008, at least 24 companies, including TDS, U.S. Cellular’s parent company, were sent a letter relating to USF from a congressional committee.  The letter states that the committee is investigating the USF High Cost Program, focusing on how the recipients of support funds use the funds they receive, and requested information regarding these support funds.  TDS and U.S. Cellular have provided the information requested and intend to fully cooperate with regard to all such requests.

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

The possible development of adverse precedent in litigation or conclusions in professional studies to the effect that radio frequency emissions from handsets, wireless data devices and/or cell sites cause harmful health consequences, including cancer or tumors, or may interfere with various electronic medical devices, such as pacemakers, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health problems, including cancer or tumors, and may interfere with various electronic medical devices, including hearing aids and pacemakers.  Concerns over radio frequency emissions may discourage use of wireless handsets or expose U.S. Cellular to potential litigation.  Any resulting decrease in demand for wireless services or costs of litigation and damage awards could have an adverse effect on U. S. Cellular’s business, financial condition or results of operations.

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

Numerous state and local legislative bodies have proposed legislation restricting or prohibiting the use of wireless phones while driving motor vehicles.  These proposed laws or other similar laws, if passed, could have the effect of reducing customer usage, which could have an adverse effect on U.S. Cellular’s business, financial condition, or results of operations.

Claims of infringement of intellectual property and proprietary rights of others, primarily involving patent infringement claims, could prevent U.S. Cellular from using necessary technology to provide services or subject U.S. Cellular to expensive intellectual property litigation or monetary penalties, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

If technology that U.S. Cellular uses in products or services were determined by a court to infringe a patent or other intellectual property right held by another person, U.S. Cellular could be precluded by a court from using that technology and could be required to pay significant monetary damages.  U.S. Cellular also may be required to pay significant royalties to such person to continue to use such technology in the future.  The successful enforcement of any intellectual property rights, or U.S. Cellular’s inability to negotiate a license for such rights on acceptable terms, could force U.S. Cellular to cease using the relevant technology and offering services incorporating the technology.  Any litigation to determine the validity of claims that U.S. Cellular’s products or services infringe or may infringe intellectual property rights of another, regardless of their merit or resolution, could be costly and divert the efforts and attention of U.S. Cellular’s management and technical personnel.  Regardless of the merits of any specific claim, U.S. Cellular cannot give assurance that it would prevail in litigation because of the complex technical issues and inherent uncertainties in intellectual property litigation.  Although U.S. Cellular generally seeks to obtain indemnification agreements from vendors that provide it with technology, there can be no assurance that any claim of infringement will be covered by an indemnity or that U.S. Cellular will be able to recover all or any of its losses and costs under any available indemnity agreements.  Any claims of infringement of intellectual property and proprietary rights of others could prevent U.S. Cellular from using necessary technology to provide its services or subject U.S. Cellular to expensive intellectual property litigation or monetary penalties, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

There are potential conflicts of interests between TDS and U.S. Cellular.

TDS owns over 80% of the combined total of both classes of common stock of U.S. Cellular, including a majority of the outstanding Common Shares and 100% of the Series A Common Shares, and controls approximately 96% of their combined voting power.  As a result, TDS is effectively able to elect all of U.S. Cellular’s nine directors and otherwise control the management and operations of U.S. Cellular.  Three of nine members of the U.S. Cellular board are executive officers of TDS or U.S. Cellular.  Three directors of U.S. Cellular are also directors of TDS.  Directors and officers of TDS who are also directors or officers of U.S. Cellular, and TDS as U.S. Cellular’s controlling shareholder, are in positions involving the possibility of conflicts of interest with respect to certain transactions concerning U.S. Cellular.  When the interests of TDS and U.S. Cellular diverge, TDS may exercise its influence in its own best interests.

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

A failure by U.S. Cellular to successfully execute its business strategy could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular is a regional wireless carrier that operates on a customer satisfaction strategy, seeking to meet customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.  U.S. Cellular seeks to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas.  U.S. Cellular relies on roaming agreements with other carriers to provide roaming capability to its customers in areas of the U.S. outside its service areas and to improve coverage within selected areas of U.S. Cellular’s network footprint.

The successful execution of this strategy depends on various internal and external factors, many of which are not in U.S. Cellular’s control.  U.S. Cellular’s ability to implement and execute its business strategy and as a result, achieve desired financial results, could be affected by such factors.  Such factors include pricing practices by competitors, relative scale, purchasing power, roaming and other strategic agreements, wireless handset availability, timing of introduction of handsets and other factors.  Even if U.S. Cellular executes its business strategies as intended, such strategies may not be successful in the long term.  A failure by U.S. Cellular to execute its business strategy successfully could have an adverse effect on U.S. Cellular’s wireless business, financial condition or results of operations.

Any of the foregoing events or other events could cause revenues, customer additions, operating income, capital expenditures and/or any other financial or statistical information to vary from U.S. Cellular’s forward-looking estimates by a material amount.

From time to time, U.S. Cellular may disclose forward-looking information, including estimates of future operating income; depreciation, amortization and accretion expenses; service revenues; net retail customer additions; and/or capital expenditures.  Any such forward-looking information includes consideration of known or anticipated changes to the extent disclosed, but unknown or unanticipated events, including but not limited to the risks discussed above, could cause such estimates to differ materially from the actual amounts by a material amount.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The physical properties for mobile telephone switching offices, cell sites and retail locations are either owned or leased under long-term leases by U.S. Cellular, one of its subsidiaries or the partnership or corporation which holds the license issued by the FCC.  U.S. Cellular has not experienced major problems with obtaining zoning approval for cell sites or operating facilities and does not anticipate any such problems in the future which are or will be material to U.S. Cellular and its subsidiaries as a whole.  As of December 31, 2008, U.S. Cellular’s Property, plant and equipment, net of accumulated depreciation, totaled $2,620.4 million.

U.S. Cellular leases space for its headquarters offices in Chicago and Bensenville, Illinois and for its four regional offices.  U.S. Cellular operates five customer care centers: one of the facilities used in these operations is owned and four are leased.

U.S. Cellular considers the properties owned or leased by it and its subsidiaries to be suitable and adequate for their respective business operations.

Item 3.  Legal Proceedings

The United States Department of Justice (“DOJ”) has notified U.S. Cellular and its parent, TDS, that each is a named defendant in a civil action brought by a private party in the U.S. District Court for the District of Columbia under the “qui tam” provisions of the federal False Claims Act.  TDS and U.S. Cellular were advised that the complaint seeks return of approximately $165 million of bid credits from certain FCC auctions and requests treble damages.  The complaint remains under seal pending the DOJ’s consideration as to whether to intervene in the proceeding.  The DOJ has not yet made any decision as to whether it will intervene.  However, as a result of the complaint, the DOJ is investigating TDS’ and U.S. Cellular’s participation in certain spectrum auctions conducted by the FCC between 2005 and 2008, through Carroll Wireless, L.P., Barat Wireless, L.P., and King Street Wireless, L.P.  These limited partnerships were winning bidders in Auction 58, Auction 66, and Auction 73, respectively, and received a 25% bid credit in the applicable auction price under FCC rules.  The DOJ is investigating whether these limited partnerships qualified for the 25% bid credit in auction price considering their arrangements with TDS and U.S. Cellular.  TDS and U.S. Cellular are cooperating with the DOJ’s review.  TDS and U.S. Cellular believe that U.S. Cellular’s arrangements with these limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules and each of TDS and U.S. Cellular intends to vigorously defend itself against any claim that it violated applicable law or FCC rules.  At this time, U.S. Cellular cannot predict the outcome of this review or any proceeding.

See Note 16 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for further information.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securities holders during the fourth quarter of 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Except as set forth below in this Item 5, the information required by this item is incorporated by reference from Exhibit 13 to this document, Annual Report sections entitled “Stock and Dividend Information” and “Consolidated Quarterly Information (Unaudited).”

Prior to November 18, 2008, the Board of Directors of U.S. Cellular had authorized the repurchase of up to 1% of the outstanding U.S. Cellular Common Shares held by non-affiliates in each three-month period, primarily for use in employee benefit plans (the “Limited Authorization”).  On November 18, 2008, the Board of Directors of U.S. Cellular amended the Limited Authorization to permit the repurchase of up to 5% of the outstanding U.S. Cellular Common Shares held by persons other than TDS affiliates in each twelve-month period.  This authorization does not have an expiration date.

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchase made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the fourth quarter of 2008.

U.S. CELLULAR PURCHASES OF COMMON SHARES

			(c)
			Total Number of	(d)
	(a)	(b)	Common Shares	Maximum Number of
	Total Number of	Average	Purchased as Part of	Common Shares that May
	Common Shares	Price Paid per	Publicly Announced	Yet Be Purchased Under the
Period	Purchased	Common Share (1)	Plans or Programs (2)	Plans or Programs (3)
Limited Authorization:
October 1 – 31, 2008	—	—	—	16,000
November 1 – 17, 2008	150,000	$34.80	150,000	16,000
Limited Authorization (as amended):
November 18 – 30, 2008	—	—	—	222,000
December 1 – 31, 2008	—	—	—	225,000
Total as of or for the quarter ended December 31, 2008	150,000	$34.80	150,000	225,000

(1)        Reflects purchases pursuant to the Limited Authorization applicable to the three-month period from November 7, 2008 to February 6, 2009.

(2)        In November 2008, U.S. Cellular purchased 150,000 Common Shares, utilizing a substantial amount of the maximum number of shares available for purchase under the Limited Authorization, which was slightly less than 166,000.

(3)        Represents the remaining number of shares that could have been purchased as of the end of the period specified.

The following is additional information with respect to the Limited Authorization:

i.	The date the original program was announced was May 15, 2000 by Form 10-Q. The date the amended program was announced was February 26, 2009 by this Form 10-K.

ii.

Prior to November 18, 2008, the share amount originally approved was up to 1% of the number of outstanding Common Shares of U.S. Cellular not held by TDS or any affiliate thereof in any three-month period. On November 18, 2008, the Board of Directors of U.S. Cellular amended the Limited Authorization to permit the repurchase of up to 5% of the outstanding U.S. Cellular Common Shares held by persons other than TDS affiliates in each twelve-month period.

iii.	There is no expiration date for the program.

iv.	The Limited Authorization did not expire during the fourth quarter of 2008.

v.	U.S. Cellular has not determined to terminate the foregoing Common Share repurchase program prior to expiration, or to cease making further purchases thereunder, during the fourth quarter of 2008.

Item 6.  Selected Financial Data

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report section entitled “Selected Consolidated Financial Data,” except for Ratio of earnings to fixed charges, which is incorporated herein by reference from Exhibit 12 to this Form 10-K.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report section entitled “Market Risk.”

Item 8.  Financial Statements and Supplementary Data

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report sections entitled “Consolidated Statement of Operations,” “Consolidated Statement of Cash Flows,” “Consolidated Balance Sheet,” “Consolidated Statement of Common Shareholders’ Equity,” “Notes to Consolidated Financial Statements,” “Consolidated Quarterly Information (Unaudited),” “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that U.S. Cellular’s disclosure controls and procedures were effective as of December 31, 2008, at the reasonable assurance level.

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

Under the supervision and with the participation of U.S. Cellular’s management, including its Chief Executive Officer and Chief Financial Officer, U.S. Cellular conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management has concluded that U.S. Cellular maintained effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the COSO.

The effectiveness of U.S. Cellular’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is incorporated by reference into Item 8 of this Annual Report on Form 10-K from Exhibit 13 filed herewith.

Changes in Internal Control Over Financial Reporting

The following material changes in internal control over financial reporting relating to income taxes were implemented and/or became operational during the quarter ended December 31, 2008:

•                  Enhanced reconciliation procedures related to deferred income tax assets and liabilities and accrued income taxes payable;

•                  Enhanced documentation and summarization of income tax accounting results for management review;

•                  Formalized processes to increase communication of significant transactions and events between the income tax accounting team and other financial personnel within TDS and U.S. Cellular; and

•                  Enhanced procedures to validate data in critical reports.

As a result of the aforementioned internal control and process improvements, management has determined that the material weakness associated with accounting for income taxes, that existed as of September 30, 2008, has been remediated as of December 31, 2008.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from Proxy Statement sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions.”

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from Proxy Statement section entitled “Fees Paid to Principal Accountants.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)                           The following documents are filed as a part of this report:

(1)    Financial Statements

Consolidated Statement of Operations	Annual Report*
Consolidated Statement of Cash Flows	Annual Report*
Consolidated Balance Sheet	Annual Report*
Consolidated Statement of Common Shareholders’ Equity	Annual Report*
Notes to Consolidated Financial Statements	Annual Report*
Consolidated Quarterly Information (Unaudited)	Annual Report*
Management’s Report on Internal Control Over Financial Reporting	Annual Report*
Report of Independent Registered Public Accounting Firm —PricewaterhouseCoopers LLP	Annual Report*

* Incorporated by reference from Exhibit 13.

(2)    Financial Statement Schedules

Location
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule—PricewaterhouseCoopers LLP	page S-1
II. Valuation and Qualifying Accounts	page S-2
Los Angeles SMSA Limited Partnership Financial Statements	page S-3
Report of Independent Registered Public Accounting Firm— Deloitte & Touche LLP	page S-4
Balance Sheets	page S-5
Statements of Operations	page S-6
Statements of Changes in Partners’ Capital	page S-7
Statements of Cash Flows	page S-8
Notes to Financial Statements	page S-9

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

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors of

United States Cellular Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 26, 2009 appearing in the 2008 Annual Report to Shareholders of United States Cellular Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, based on our audits and the report of other auditors, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Chicago, Illinois
February 26, 2009

UNITED STATES CELLULAR CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
Column A	Column B	Column C-1	Column C-2	Column D	Column E
(Dollars in thousands)
For the Year Ended December 31, 2008
Deducted from deferred tax asset:
For unrealized net operating losses	$(22,874)	$—	$(691)	$—	$(23,565)
Deducted from accounts receivable:
For doubtful accounts	(12,417)	(73,157)	—	77,202	(8,372)
For the Year Ended December 31, 2007
Deducted from deferred tax asset:
For unrealized net operating losses	$(17,274)	$—	$(5,600)	$—	$(22,874)
Deducted from accounts receivable:
For doubtful accounts	(13,016)	(66,923)	—	67,522	(12,417)
For the Year Ended December 31, 2006
Deducted from deferred tax asset:
For unrealized net operating losses	$(15,606)	$—	$(1,668)	$—	$(17,274)
Deducted from accounts receivable:
For doubtful accounts	(11,410)	(62,030)	—	60,424	(13,016)

LOS ANGELES SMSA LIMITED PARTNERSHIP
FINANCIAL STATEMENTS

U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership is accounted for by the equity method.  Pursuant to Rule 3-09 of Regulation S-X, U.S. Cellular is required to include audited financial statements of such investment in this Form 10-K filing.  The partnership’s financial statements were obtained by U.S. Cellular as a limited partner.  U.S. Cellular’s ownership percentage of the Los Angeles SMSA Limited Partnership is 5.5%.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Los Angeles SMSA Limited Partnership:

We have audited the accompanying balance sheets of Los Angeles SMSA Limited Partnership (the “Partnership”) as of December 31, 2008 and 2007, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 26, 2009

LOS ANGELES SMSA LIMITED PARTNERSHIP

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(Dollars in Thousands)

	2008	2007
ASSETS

CURRENT ASSETS:
Accounts receivable, net of allowance of $19,265 and $16,975	$276,141	$283,307
Unbilled revenue	20,280	23,692
Due from General Partner	392,543	413,716
Prepaid expenses and other current assets	3,037	4,284

Total current assets	692,001	724,999

PROPERTY, PLANT AND EQUIPMENT—Net	1,611,814	1,566,982

WIRELESS LICENSES	79,543	79,543
OTHER ASSETS	656	551

TOTAL ASSETS	$2,384,014	$2,372,075

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$76,718	$77,805
Advance billings and customer deposits	108,578	102,355
Deferred gain on lease transaction	4,923	4,923

Total current liabilities	190,219	185,083

LONG TERM LIABILITIES:
Deferred gain on lease transaction	53,611	58,592
Other long term liabilities	11,481	9,687

Total long term liabilities	65,092	68,279

Total liabilities	255,311	253,362

COMMITMENTS AND CONTINGENCIES (see Notes 6 and 7)

PARTNERS’ CAPITAL	2,128,703	2,118,713

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,384,014	$2,372,075

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in Thousands)

	2008	2007	2006

OPERATING REVENUES (see Note 5 for Transactions with Affiliates and Related Parties):
Service revenues, net	$3,428,291	$3,319,515	$2,926,169
Equipment, net and other revenues	475,729	423,013	401,584

Total operating revenues	3,904,020	3,742,528	3,327,753

OPERATING COSTS AND EXPENSES (see Note 5 for Transactions with Affiliates and Related Parties):
Cost of service (excluding depreciation and amortization related to network assets included below)	560,250	543,800	483,552
Cost of equipment	720,276	614,572	553,986
Selling, general and administrative	1,131,665	1,044,193	938,591
Depreciation and amortization	313,389	291,303	264,400
(Gain) loss on disposal of property, plant and equipment		8	(23)

Total operating costs and expenses	2,725,580	2,493,876	2,240,506

OPERATING INCOME	1,178,440	1,248,652	1,087,247

OTHER INCOME:
Interest income, net	25,526	34,110	38,052
Other, net	6,024	5,839	6,217

Total other income	31,550	39,949	44,269

NET INCOME	$1,209,990	$1,288,601	$1,131,516

Allocation of Net Income:
Limited partners	$725,994	$773,160	$678,909
General Partner	$483,996	$515,441	$452,607

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in Thousands)

		Limited Partners
	General			United
	Partner			States	Total
	AirTouch	AirTouch	Cellco	Cellular	Partners’
	Cellular	Cellular	Partnership	Corporation	Capital

BALANCE—January 1, 2006	$799,438	$845,406	$243,829	$109,923	$1,998,596
Distributions	(440,000)	(465,300)	(134,200)	(60,500)	(1,100,000)
Net income	452,607	478,631	138,045	62,233	1,131,516
BALANCE—December 31, 2006	812,045	858,737	247,674	111,656	2,030,112
Distributions	(480,000)	(507,600)	(146,400)	(66,000)	(1,200,000)
Net income	515,441	545,078	157,209	70,873	1,288,601
BALANCE—December 31, 2007	847,486	896,215	258,483	116,529	2,118,713
Distributions	(480,000)	(507,600)	(146,400)	(66,000)	(1,200,000)
Net income	483,996	511,826	147,619	66,549	1,209,990
BALANCE—December 31, 2008	$851,482	$900,441	$259,702	$117,078	$2,128,703

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in Thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,209,990	$1,288,601	$1,131,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	313,389	291,303	264,400
Net (gain) loss on disposal of property, plant and equipment	—	8	(23)
Provision for losses on accounts receivable	49,685	39,694	25,088
Amortization of deferred gain on lease transaction	(4,982)	(4,918)	(4,513)
Changes in certain assets and liabilities:
Accounts receivable	(42,519)	(67,870)	(54,292)
Unbilled revenue	3,412	2,793	(2,282)
Prepaid expenses and other current assets	1,247	(1,092)	(362)
Accounts payable and accrued liabilities	(3,462)	(7,475)	(1,007)
Advance billings and customer deposits	6,223	11,215	16,057
Other long term liabilities	1,794	1,066	3,538

Net cash provided by operating activities	1,534,777	1,553,325	1,378,120

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including purchases from affiliates, net	(355,950)	(325,815)	(338,490)
Change in due from General Partner, net	21,173	(27,510)	60,370

Net cash used in investing activities	(334,777)	(353,325)	(278,120)

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions to partners	(1,200,000)	(1,200,000)	(1,100,000)

Net cash used in financing activities	(1,200,000)	(1,200,000)	(1,100,000)

CHANGE IN CASH	—	—	—

CASH—Beginning of year	—	—	—

CASH—End of year	$—	$—	$—

NONCASH TRANSACTIONS FROM INVESTING AND FINANCING ACTIVITIES:
Accruals for capital expenditures	$13,357	$10,455	$10,959

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in Thousands)

1.                      ORGANIZATION AND MANAGEMENT

Los Angeles SMSA Limited Partnership—Los Angeles SMSA Limited Partnership (the “Partnership”) was formed on January 1, 1984. The principal activity of the Partnership is providing cellular service in the Los Angeles metropolitan service area.

The partners and their respective ownership percentages as of December 31, 2008, 2007 and 2006 are as follows:

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

Revenue Recognition—The Partnership earns revenue by providing access to the network (access revenue) and for usage of the network (airtime/usage revenue), which includes roaming and long distance revenue. In general, access revenue is billed one month in advance and is recognized when earned; the unearned portion is classified in advance billings. Airtime/usage revenue, roaming revenue and long distance revenue are recognized when service is rendered and included in unbilled revenue until billed. Equipment sales revenue associated with the sale of wireless handsets and accessories is recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. In accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, the Partnership recognizes customer activation fees as part of equipment revenue. The roaming rates charged by the Partnership to Cellco do not necessarily reflect current market rates.  The Partnership will continue to re-evaluate the rates on a periodic basis (see Note 5). The Partnership’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, SAB No. 104, Revenue Recognition, and EITF Issue No. 00-21.

The Partnership reports taxes imposed by governmental authorities on revenue-producing transactions between the Partnership and its customers, that are within the scope of EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement, in the financial statements on a net basis.

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

Retail Stores—The daily operations of all retail stores located within the Partnership are managed by Cellco.  However, all income and expenses incurred by these retail stores are recorded on the books of the Partnership.

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

FCC Licenses— The Federal Communications Commission (“FCC”) issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas.  The FCC grants licenses for terms of up to ten years.  In 1993 the FCC adopted specific standards to apply to cellular renewals, concluding it will reward a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely. The current terms of the Partnership’s FCC licenses expire in October 2014, February 2016 and April 2017. The General Partner believes it will be able to meet all requirements necessary to secure renewal of the Partnership’s cellular licenses. FCC wireless licenses totaling $79,543 are recorded on the books of the Partnership as of December 31, 2008 and 2007.  There are additional wireless licenses issued by the FCC that authorize the Partnership to provide cellular service recorded on the books of Cellco.

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

The FCC licenses recorded on the books of the Partnership are evaluated for impairment by the General Partner.  In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for all licenses included in Cellco’s national footprint.  Cellco does not charge the Partnership for the use of any FCC license recorded on its books (except for the annual cost of $28,144 related to the spectrum lease, as discussed in Note 5).

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

Cellco evaluates its wireless licenses for potential impairment annually, and more frequently if indications of impairment exist.  Cellco tests its licenses on an aggregate basis, in accordance with EITF No. 02-7, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets, using a direct value methodology in accordance with SEC Staff Announcement No. D-108, Use of the Residual Method to Value Acquired Assets other than Goodwill. The direct value approach determines fair value using estimates of future cash flows associated specifically with the wireless licenses.  If the fair value of the aggregated wireless licenses is less than the aggregated carrying amount of the wireless licenses, an impairment is recognized.  Cellco evaluated its wireless licenses for potential impairment as of December 15, 2008 and December 15, 2007.  These evaluations resulted in no impairment of Cellco’s wireless licenses.

Fair Value Measurements—SFAS No. 157, Fair Value Measurements, defines fair value, expands disclosures about fair value measurements, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value.  Under SFAS No. 157, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  SFAS 157 also establishes a three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 - No observable pricing inputs in the market

On February 12, 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Partnership elected a partial deferral of SFAS No. 157 under the provisions of FSP No. 157-2 related to the measurement of fair value used when evaluating wireless licenses and other long-lived assets for impairment.  On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies application of SFAS No. 157 in a market that is not active. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of partially adopting SFAS No. 157 on January 1, 2008 and the related FSP No. 157-3 was not material to the financial statements.

Effective January 1, 2009, as permitted by FSP No. 157-2, the Partnership adopted the provisions of SFAS No. 157 related to the non-recurring measurement of fair value used when evaluating certain nonfinancial assets, including wireless licenses and other long-lived assets, in the determination of impairment under SFAS No. 142 or SFAS No. 144, and when measuring the acquisition-date fair values of nonfinancial assets and nonfinancial liabilities in a business combination in accordance with SFAS No. 141(R), Business Combinations (Revised).

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

Additionally, administrative and operating costs incurred by Cellco on behalf of the General Partner, as well as property, plant, and equipment transactions with affiliates, are charged to the Partnership through this account. Interest income or interest expense is based on the average monthly outstanding balance in this account and is calculated by applying the General Partner’s average cost of borrowing from Verizon Global Funding, a wholly-owned subsidiary of Verizon Communications, Inc., which was approximately 3.9%, 5.4% and 5.4% for the years ended December 31, 2008, 2007 and 2006, respectively. Included in net interest income is interest income of $25,800, $34,304 and $38,286 for the years ended December 31, 2008, 2007 and 2006, respectively, related to the due from General Partner.

Distributions—The Partnership is required to make distributions to its partners on a quarterly basis based upon the Partnership’s operating results, cash availability and financing needs as determined by the General Partner at the date of the distribution.

Recently Issued Accounting Pronouncements—In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP 142-3 removes the requirement under SFAS No. 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience.  FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement.  The Partnership is required to adopt FSP 142-3 effective January 1, 2009 on a prospective basis.  The adoption of FSP 142-3 on January 1, 2009 did not have an impact on the financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This statement requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS No. 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS No. 161 on January 1, 2009 did not have an impact on the financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (Revised), to replace SFAS No. 141, Business Combinations.  SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS No. 141(R) on January 1, 2009 did not have an impact on the financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 prospectively, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The adoption of SFAS No. 160 on January 1, 2009 did not have an impact on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits entities to choose to measure eligible items at fair value, and to report unrealized gains and losses in earnings on items for which the fair value option has been elected.  The Partnership adopted SFAS No. 159 effective January 1, 2008 and the impact of adoption did not have an impact on the financial statements.

3.                      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of December 31, 2008 and 2007:

	Useful Lives	2008	2007
Land		$7,656	$7,664
Buildings and improvements	10-40 years	434,298	400,605
Cellular plant equipment	3-15 years	2,586,438	2,534,976
Furniture, fixtures and equipment	2-5 years	84,456	77,267
Leasehold improvements	5 years	221,245	184,399

		3,334,093	3,204,911

Less accumulated depreciation and amortization		1,722,279	1,637,929

Property, plant and equipment, net		$1,611,814	$1,566,982

Capitalized network engineering costs of $13,427 and $15,101 were recorded during the years ended December 31, 2008 and 2007, respectively.  Construction-in-progress included in certain of the classifications shown above, principally cellular plant equipment, amounted to $115,865 and $145,093 at December 31, 2008 and 2007, respectively.

Tower Transactions—Prior to the acquisition of the Partnership interest by Cellco in 2000, Vodafone Group Plc (“Vodafone”), then parent company of AirTouch Cellular, entered into agreements to sublease all of its unused space on up to 430 of its communications towers (“Sublease Agreement”) to SpectraSite Holdings, Inc. (“SpectraSite”) in exchange for $155,000. At various closings in 2001 and 2000, SpectraSite leased 274 communications towers owned and operated by the Partnership for $98,465.  At December 31, 2008 and 2007, the Partnership has $58,534 and $63,515, respectively, recorded as deferred gain on lease transaction.  The Sublease Agreement requires monthly maintenance fees for the existing physical space used by the Partnership’s cellular equipment. The Partnership paid $9,387, $9,777 and $9,718 to SpectraSite pursuant to the Sublease Agreement for the years ended December 31, 2008, 2007 and 2006, respectively, which is included in cost of service in the accompanying Statements of Operations.  The terms of the Sublease Agreement differ for leased communication towers versus those owned by the Partnership and range from 20 to 99 years.

4.                   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	2008	2007

Accounts payable	$35,706	$32,222
Non-income based taxes and regulatory fees	25,331	31,431
Accrued commissions	15,681	14,152

Accounts payable and accrued liabilities	$76,718	$77,805

5.                   TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

Significant transactions with affiliates (Cellco and its related entities) and other related parties, including allocations and direct charges, are summarized as follows for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Service revenues (a)	$192,887	$219,495	$215,812
Equipment and other revenues (b)	(22,674)	(25,126)	(33,911)
Cost of service (c)	466,418	458,912	439,658
Cost of equipment (d)	68,194	64,427	52,927
Selling, general and administrative (e)	811,034	741,137	623,738

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

(d)         Cost of equipment includes handsets, accessories, and allocated warehousing and freight.

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

The Partnership had net purchases involving plant, property, and equipment from affiliates with a net book value of $176,924, $160,165 and $225,547 in 2008, 2007 and 2006, respectively.

On October 19, 2007, the Partnership entered into lease agreements for the right to use additional spectrum owned by Cellco. The initial term of these agreements is ten years. The 2008 annual lease commitment of $28,144 represents the costs of financing the spectrum, and does not necessarily reflect the economic value of the services received.  No additional spectrum purchases or lease commitments, other than the $28,144 have been entered into by the Partnership as of December 31, 2008.

6.                      COMMITMENTS

The General Partner, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, equipment and spectrum used in its operations.  Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments.  Rent expense is recorded on a straight-line basis.  The noncancelable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured.  Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancelable lease term.  For the years ended December 31, 2008, 2007 and 2006, the Partnership recognized a total of $88,619, $66,102 and

$53,502, respectively, as rent expense related to payments under these operating leases, which was included in cost of service and general and administrative expenses in the accompanying Statements of Operations.

Aggregate future minimum rental commitments under noncancelable operating leases, excluding renewal options that are not reasonably assured, for the years shown are as follows:

Years	Amount

2009	$72,812
2010	63,961
2011	56,459
2012	49,632
2013	42,076
2014 and thereafter	130,075

Total minimum payments	$415,015

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters at December 31, 2008 cannot be ascertained. The potential effect, if any, on the financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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

8.                   RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	Net of	End
	of the Year	Operations	Recoveries	of the Year

Accounts Receivable Allowances:
2008	$16,975	$49,685	$(47,395)	$19,265
2007	$12,028	$39,694	$(34,747)	$16,975
2006	9,274	25,088	(22,334)	12,028

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
Dated: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LeRoy T. Carlson, Jr.	Director	February 26, 2009
LeRoy T. Carlson, Jr.

/s/ John E. Rooney	Director	February 26, 2009
John E. Rooney

/s/ Kenneth R. Meyers	Director	February 26, 2009
Kenneth R. Meyers

/s/ LeRoy T. Carlson	Director	February 26, 2009
LeRoy T. Carlson

/s/ Walter C. D. Carlson	Director	February 26, 2009
Walter C. D. Carlson

/s/ J. Samuel Crowley	Director	February 26, 2009
J. Samuel Crowley

/s/ Ronald E. Daly	Director	February 26, 2009
Ronald E. Daly

/s/ Paul-Henri Denuit	Director	February 26, 2009
Paul-Henri Denuit

/s/ Harry J. Harczak, Jr.	Director	February 26, 2009
Harry J. Harczak, Jr.

INDEX TO EXHIBITS

Exhibit Number	Description of Documents

3.1(a)	Restated Certificate of Incorporation, as amended, filed as Exhibit 2(a) to U.S. Cellular’s Amendment No. 1 on Form 8 dated March 24, 1992 to U.S. Cellular’s Report on Form 8-A.

3.1(b)

Certificate of Amendment to Restated Certificate of Incorporation is hereby incorporated by reference to Exhibit 2(a)(i) to U.S. Cellular’s Amendment No. 2 on Form 8 dated December 28, 1992 to U.S. Cellular’s Report on Form 8-A.

3.2	Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 3.1 to U.S. Cellular’s Current Report on Form 8-K dated November 8, 2007.

4.1(a)	Restated Certificate of Incorporation, as amended, filed as Exhibit 2(a) to U.S. Cellular’s Amendment No. 1 on Form 8 dated March 24, 1992 to U.S. Cellular’s Report on Form 8-A.

4.1(b)

Certificate of Amendment to Restated Certificate of Incorporation is hereby incorporated by reference to Exhibit 2(a)(i) to U.S. Cellular’s Amendment No. 2 on Form 8 dated December 28, 1992 to U.S. Cellular’s Report on Form 8-A.

4.2	Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 3.1 to U.S. Cellular’s Current Report on Form 8-K dated November 8, 2007.

4.3

Amended and Restated Revolving Credit Agreement dated December 9, 2004 between United States Cellular Corporation and the lenders named therein, Toronto Dominion (Texas) LLC as administrative agent, Wachovia Capital Markets as syndication agent, and Citibank, N.A. and LaSalle Bank National Association as co-documentation agents, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated December 9, 2004.

4.4(a)	Indenture dated June 1, 2002 between U.S. Cellular and BNY Midwest Trust Company of New York is hereby incorporated by reference to Exhibit 4.1 to Form S-3 (File No. 333-88344).

4.4(b)

Form of Second Supplemental Indenture dated October 31, 2002 between U.S. Cellular and BNY Midwest Trust Company, relating to $130,000,000 of United States Cellular Corporation’s 8.75% Senior Notes due 2032, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated October 31, 2002.

4.4(c)

Form of Third Supplemental Indenture dated December 3, 2003 between U.S. Cellular and BNY Midwest Trust Company, relating to $444,000,000 of United States Cellular Corporation’s 6.70% Senior Notes due 2033, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated December 3, 2003.

4.4(d)

Form of Fourth Supplemental Indenture dated June 9, 2004 between United States Cellular Corporation and BNY Midwest Trust Company, relating to $330,000,000 of United States Cellular Corporation’s 7.50% Senior Notes due 2032, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated June 9, 2004.

4.4(e)

Form of Fifth Supplemental Indenture dated June 21, 2004 between United States Cellular Corporation and BNY Midwest Trust Company, relating to $100,000,000 of United States Cellular Corporation’s 6.70% Senior Notes due 2033, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated June 21, 2004.

4.5

Intercompany Credit Agreement dated November 9, 2005 between Telephone & Data Systems, Inc. and United States Cellular Corporation is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated November 9, 2005.

9.1

Amendment and Restatement (dated April 22, 2005) of Voting Trust Agreement dated June 30, 1989 is hereby incorporated by reference to the Exhibit filed on Amendment No. 3 to the Schedule 13D dated May 2, 2005 filed by the trustees of such voting trust with respect to TDS Common Shares.

10.1	Tax Allocation Agreement between U.S. Cellular and TDS is hereby incorporated by reference to an exhibit to U.S. Cellular’s Registration Statement on Form S-1 (Registration No. 33-16975).

10.2	Cash Management Agreement between U.S. Cellular and TDS is hereby incorporated by reference to an exhibit to U.S. Cellular’s Registration Statement on Form S-1 (Registration No. 33-16975).

10.3	Registration Rights Agreement between U.S. Cellular and TDS is hereby incorporated by reference to an exhibit to U.S. Cellular’s Registration Statement on Form S-1 (Registration No. 33-16975).

10.4	Exchange Agreement between U.S. Cellular and TDS, as amended, is hereby incorporated by reference to an exhibit to U.S. Cellular’s Registration Statement on Form S-1 (Registration No. 33-16975).

10.5	Intercompany Agreement between U.S. Cellular and TDS is hereby incorporated by reference to an exhibit to U.S. Cellular’s Registration Statement on Form S-1 (Registration No. 33-16975).

10.6	Employee Benefit Plans Agreement between U.S. Cellular and TDS is hereby incorporated by reference to an exhibit to U.S. Cellular’s Registration Statement on Form S-1 (Registration No. 33-16975).

10.7	Insurance Cost Sharing Agreement between U.S. Cellular and TDS is hereby incorporated by reference to an exhibit to U.S. Cellular’s Registration Statement on Form S-1 (Registration No. 33-16975).

10.8*

U.S. Cellular 2008 Executive Officer Annual Incentive Plan effective January 1, 2008 is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated June 30, 2008.

10.9*

TDS Supplemental Executive Retirement Plan, as amended and restated, effective January 1, 2009 is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated August 27, 2008.

10.10*

Compensation Plan for Non-Employee Directors, as amended May 20, 2008, is hereby incorporated by reference to Exhibit 10.5 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.11(a)*

U.S. Cellular 2005 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit B to U.S. Cellular’s Notice of Annual Meeting of Shareholders and Proxy Statement dated April 5, 2005.

10.11(b)*	First Amendment to U.S. Cellular 2005 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2006.

10.11(c)*	Second Amendment to U.S. Cellular 2005 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Current Report on Form 8-K dated December 10, 2007.

10.11(d)*	Third Amendment to U.S. Cellular 2005 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.5 to U.S. Cellular’s Current Report on Form 8-K dated December 10, 2007.

10.11(e)*	Fourth Amendment to U.S. Cellular 2005 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.6 to U.S. Cellular’s Current Report on Form 8-K dated December 10, 2007.

10.11(f)*	Fifth Amendment to U.S. Cellular 2005 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated December 9, 2008.

10.12*

Form of U.S. Cellular Executive Deferred Compensation Agreement — Phantom Stock Account for Deferred Bonus is hereby incorporated by reference to Exhibit 10.7 to U.S. Cellular’s Current Report on Form 8-K dated December 9, 2008.

10.13(a)*	U.S. Cellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated December 10, 2007.

10.13(b)*

First Amendment to U.S. Cellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.6 to U.S. Cellular’s Current Report on Form 8-K dated December 9, 2008.

10.13(c)*

Election Form for U.S. Cellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated December 10, 2007.

10.14(a)*	U.S. Cellular 2003 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 to U.S. Cellular’s Registration Statement on Form S-8 (Registration No. 333-103543).

10.14(b)*	U.S. Cellular 2009 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit B to U.S. Cellular’s Notice of Annual Meeting of Shareholders and Proxy Statement dated April 15, 2008.

10.15*

Form of Long-Term Incentive Plan Stock Option Award Agreement to be used for grants to executive officers other than John E. Rooney is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated December 9, 2008.

10.16*

Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement to be used for grants to executive officers other than John E. Rooney is hereby incorporated by reference to Exhibit 10.5 to U.S. Cellular’s Current Report on Form 8-K dated December 9, 2008.

10.17*

Form of Long-Term Incentive Plan Stock Option Award Agreement for John E. Rooney is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated December 9, 2008.

10.18*

Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement for John E. Rooney is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Current Report on Form 8-K dated December 9, 2008.

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

10.21*

Guidelines for the Determination of Annual Bonus for President and Executive Officer of U.S. Cellular are hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated November 25, 2008.

11	Statement regarding computation of earnings per share (included in Note 5 — Earnings Per Share in the Notes to Consolidated Financial Statements in Exhibit 13).

12	Statement regarding computation of ratio of earnings to fixed charges for the years ended December 31, 2008, 2007, 2006, 2005 and 2004.

13	Incorporated portions of 2008 Annual Report to Shareholders.

21	Subsidiaries of United States Cellular Corporation.

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

23.2	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

31.1	Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*Indicates a management contract or compensatory plan or arrangement.