Form 10-Q
period 2009-03-31
UNITED STATES CELLULAR CORP
filed 2009-05-06
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2009
Common Shares, $1 par value	53,924,739 Shares
Series A Common Shares, $1 par value	33,005,877 Shares

United States Cellular Corporation

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2009

Part I.  Financial Information

Item 1.  Financial Statements

United States Cellular Corporation

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(Dollars and shares in thousands, except per share amounts)
Operating revenues
Service	$981,874	$962,094
Equipment sales	70,890	75,762
Total operating revenues	1,052,764	1,037,856

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	200,003	191,016
Cost of equipment sold	185,701	178,045
Selling, general and administrative (including charges from affiliates of $28.8 million and $28.5 million, respectively)	412,448	403,626
Depreciation, amortization and accretion	137,651	142,530
Loss on asset disposals, net	2,191	3,673
Total operating expenses	937,994	918,890

Operating income	114,770	118,966

Investment and other income (expense)
Equity in earnings of unconsolidated entities	25,327	21,235
Interest and dividend income	477	1,905
Interest expense	(19,022)	(20,115)
Other, net	280	118
Total investment and other income (expense)	7,062	3,143

Income before income taxes	121,832	122,109
Income tax expense	31,232	47,540

Net income	90,600	74,569
Less: Net income attributable to noncontrolling interests, net of tax	(6,008)	(4,012)
Net income attributable to U.S. Cellular	$84,592	$70,557

Basic weighted average shares outstanding	87,196	87,571
Basic earnings per share attributable to U.S. Cellular shareholders	$0.97	$0.81

Diluted weighted average shares outstanding	87,446	88,064
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.97	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities
Net income	$90,600	$74,569
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	137,651	142,530
Bad debts expense	18,704	17,962
Stock-based compensation expense	2,964	1,773
Deferred income taxes, net	1,673	15,926
Equity in earnings of unconsolidated entities	(25,327)	(21,235)
Distributions from unconsolidated entities	5,908	6,933
Loss on asset disposals, net	2,191	3,673
Excess tax benefit from stock awards	(3)	(764)
Other noncash expense	443	443
Changes in assets and liabilities from operations
Accounts receivable	(13,468)	(8,615)
Inventory	7,204	(13,697)
Accounts payable - trade	(30,754)	(2,418)
Accounts payable - affiliate	(2,358)	(117)
Customer deposits and deferred revenues	(1,392)	6,515
Accrued taxes	39,591	32,949
Accrued interest	9,337	9,337
Other assets and liabilities	(57,402)	(35,967)
	185,562	229,797

Cash flows from investing activities
Additions to property, plant and equipment	(137,741)	(111,690)
Cash received from divestitures	—	6,838
Cash paid for acquisitions and licenses	(12,127)	(102,000)
Other investing activities	240	239
	(149,628)	(206,613)

Cash flows from financing activities
Common shares reissued for benefit plans, net of tax payments	356	(2,526)
Common shares repurchased	(13,291)	(6,201)
Excess tax benefit from stock awards	3	764
Distributions to noncontrolling interests	(2,101)	(3,231)
Other financing activities	(100)	(48)
	(15,133)	(11,242)

Net increase in cash and cash equivalents	20,801	11,942

Cash and cash equivalents
Beginning of period	170,996	204,533
End of period	$191,797	$216,475

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Assets

	March 31,
	2009	December 31,
	(Unaudited)	2008
	(Dollars in thousands)
Current assets
Cash and cash equivalents	$191,797	$170,996
Accounts receivable
Customers, less allowances of $7,915 and $8,222, respectively	325,669	330,390
Roaming	27,772	34,841
Affiliated	644	1,579
Other, less allowances of $159 and $150, respectively	60,298	52,809
Inventory	108,051	116,564
Prepaid income taxes	—	22,515
Prepaid expenses	57,766	51,645
Net deferred income tax asset	19,481	19,481
Other current assets	8,283	14,227
	799,761	815,047
Investments
Licenses	1,445,665	1,433,415
Goodwill	494,737	494,279
Customer lists, net of accumulated amortization of $89,256 and $87,976, respectively	7,656	8,936
Investments in unconsolidated entities	175,571	156,637
Notes and interest receivable — long-term	4,265	4,297
	2,127,894	2,097,564
Property, plant and equipment
In service and under construction	5,527,778	5,884,383
Less: accumulated depreciation	2,904,973	3,264,007
	2,622,805	2,620,376

Other assets and deferred charges	69,495	33,055

Total assets	$5,619,955	$5,566,042

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Liabilities and Shareholders’ Equity

	March 31,
	2009	December 31,
	(Unaudited)	2008
	(Dollars in thousands)
Current liabilities
Current portion of long-term debt	$10,086	$10,258
Accounts payable
Affiliated	7,255	9,613
Trade	218,031	248,785
Customer deposits and deferred revenues	149,690	151,082
Accrued taxes	34,729	17,643
Accrued compensation	43,202	55,969
Other current liabilities	106,858	108,533
	569,851	601,883

Deferred liabilities and credits
Net deferred income tax liability	481,196	478,106
Other deferred liabilities and credits	236,478	233,619
	717,674	711,725

Long-term debt	997,534	996,636

Commitments and contingencies

Noncontrolling interests with redemption features	612	589

Equity
U.S. Cellular shareholders’ equity
Common Shares, par value $1 per share; authorized 140,000,000 shares; issued 55,068,219 shares	55,068	55,068
Series A Common Shares, par value $1 per share; authorized 50,000,000 shares; issued and outstanding 33,005,877 shares	33,006	33,006
Additional paid-in capital	1,343,599	1,340,146
Treasury shares, at cost, 1,143,480 and 794,254 Common Shares, respectively	(61,835)	(50,258)
Retained earnings	1,911,995	1,828,680
Total U.S. Cellular shareholders’ equity	3,281,833	3,206,642

Noncontrolling interests	52,451	48,567

Total equity	3,334,284	3,255,209

Total liabilities and equity	$5,619,955	$5,566,042

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity

(Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Common Shares	Series A Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2008	$55,068	$33,006	$1,340,146	$(50,258)	$1,828,680	$3,206,642	$48,567	$3,255,209
Add (Deduct)
Net income excluding portion attributable to noncontrolling interests with mandatory redemption features	—	—	—	—	84,592	84,592	5,985	90,577
Repurchase of Common Shares	—	—	—	(13,291)	—	(13,291)	—	(13,291)
Incentive and compensation plans	—	—	499	1,714	(1,277)	936	—	936
Stock-based compensation awards	—	—	2,964	—	—	2,964	—	2,964
Tax windfall (shortfall) from stock awards	—	—	(10)	—	—	(10)	—	(10)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,101)	(2,101)
Balance, March 31, 2009	$55,068	$33,006	$1,343,599	$(61,835)	$1,911,995	$3,281,833	$52,451	$3,334,284

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity

(Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Common Shares	Series A Common Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2007	$55,068	$33,006	$1,316,785	$(41,859)	$10,134	$1,823,022	$3,196,156	$46,831	$3,242,987
Add (Deduct)
Net income excluding portion attributable to noncontrolling interests with mandatory redemption features	—	—	—	—	—	70,557	70,557	5,567	76,124
Net unrealized losses on securities	—	—	—	—	33	—	33	—	33
Repurchase of Common Shares	—	—	4,554	(10,755)	—	—	(6,201)	—	(6,201)
Incentive and compensation plans	—	—	(5,908)	10,219	—	(6,030)	(1,719)	—	(1,719)
Stock-based compensation awards	—	—	1,773	—	—	—	1,773	—	1,773
Tax windfall (shortfall) from stock awards	—	—	1,027	—	—	—	1,027	—	1,027
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,231)	(3,231)
Balance, March 31, 2008	$55,068	$33,006	$1,318,231	$(42,395)	$10,167	$1,887,549	$3,261,626	$49,167	$3,310,793

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Notes to Consolidated Financial Statements

1.              Basis of Presentation

United States Cellular Corporation (“U.S. Cellular®”), a Delaware Corporation, is an 81%-owned subsidiary of Telephone and Data Systems, Inc. (“TDSTM”).

The accounting policies of U.S. Cellular conform to accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of U.S. Cellular, its majority-owned subsidiaries since acquisition, general partnerships in which U.S. Cellular has a majority partnership interest and any entity in which U.S. Cellular has a variable interest that requires U.S. Cellular to recognize a majority of the entity’s expected gains or losses. All material intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the 2009 presentation.

The consolidated financial statements included herein have been prepared by U.S. Cellular, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, U.S. Cellular believes that the disclosures included herein are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2008 (“Form 10-K”).

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary to present fairly the financial position as of March 31, 2009 and December 31, 2008, and the results of operations, cash flows and changes in equity for the three months ended March 31, 2009 and 2008.  The results of operations, cash flows and changes in equity for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

2.              Summary of Significant Accounting Policies

Amounts Collected from Customers and Remitted to Governmental Authorities

If the tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the governmental authority imposing such tax, the amounts collected from customers and remitted to governmental authorities are recorded net in Accrued taxes.  If the tax is assessed upon U.S. Cellular, the amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.  The amounts recorded in Service revenues that are billed to customers and remitted to governmental authorities totaled $25.9 million and $33.2 million for the three months ended March 31, 2009 and 2008, respectively.

Implementation of SFAS No. 141(R)

Effective January 1, 2009, U.S. Cellular adopted the provisions of FASB Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations — a replacement of FASB Statement No. 141 (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”).  Although SFAS 141(R) retains the underlying concept of SFAS 141 in that all business combinations are still required to be accounted for at fair value in accordance with the acquisition method, going forward, SFAS 141(R) will require U.S. Cellular to revise its application of the acquisition method in a number of significant aspects, such as requiring the expensing of transaction costs and requiring the acquiror to recognize 100% of the acquiree’s assets and liabilities, rather than a proportional share, for acquisitions of less than 100% of a business.  In addition, SFAS 141(R) eliminates the step acquisition model and provides that all business combinations, whether full, partial, or step acquisitions, will result in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date.

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, Accounting for Assets and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”), which amends the initial and subsequent measurement guidance and disclosure requirements in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009.  U.S. Cellular did not have any business combinations accounted for under SFAS 141(R) during the three months ended March 31, 2009.

Implementation of SFAS No. 160

See Note 3 — Noncontrolling Interests below for information related to U.S. Cellular’s adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.

Recent Accounting Pronouncements

In April 2009, the FASB issued three FASB Staff Positions related to fair value measurement and disclosure.  FSP FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly, provides additional guidance on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability.  The FASB also issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments, amending the accounting guidance for other-than-temporary impairments of debt securities and the disclosure requirements of equity securities and debt securities.  U.S. Cellular does not hold equity securities or debt securities within the scope of this FSP at March 31, 2009.  Subsequent to the issuance of this FSP, the SEC issued Staff Accounting Bulletin No. 111, amended SEC Topic 5.M., Other than Temporary Impairment of Certain Investments in Debt and Equity Securities (“SAB No. 111”), to amend the scope of SEC Topic 5.M. to exclude debt securities that are within the scope of the newly issued FSP FAS 115-2 and FAS 124-2.  Also issued was FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  FSP 107-2 and APB 28-1 requires disclosure of fair value for assets and liabilities within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), for interim periods.  These FSPs and SAB will have no significant impact on U.S. Cellular’s financial position or results of operations.  U.S. Cellular will adopt these FSPs effective April 1, 2009.

See Note 4 — Fair Value Measurements for information related to U.S. Cellular’s adoption of SFAS No. 157, Fair Value Measurements.

3.              Noncontrolling Interests

Implementation of SFAS No. 160

Effective January 1, 2009, U.S. Cellular adopted the provisions of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).

Pursuant to SFAS 160, the following provisions were applied retrospectively to all periods presented in the financial statements:

•

U.S. Cellular reclassified noncontrolling interests from a separate caption between liabilities and shareholders’ equity (“mezzanine section”) to a component of equity, with the exception of noncontrolling interests with redemption features, which require mezzanine section presentation in accordance with Emerging Issues Task Force Topic No. D-98, Classification and Measurement of Redeemable Securities. Previously, minority interests generally were reported in the balance sheet in the mezzanine section.

•

Consolidated net income and comprehensive income include amounts attributable to both U.S. Cellular and the noncontrolling interests. Previously, net income attributable to the noncontrolling interests was reported as a deduction in arriving at consolidated net income. This presentation change does not impact the calculation of basic or diluted earnings per share, which continue to be calculated based on Net income attributable to U.S. Cellular.

•

Shares of U.S. Cellular held by its subsidiary are reflected as treasury shares in the consolidated financial statements. Previously, these shares were not reflected as issued shares and treasury shares in the consolidated financial statements. As a result, 22,534 Common Shares were added to both Common Shares issued and Treasury Shares in the Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008.

Pursuant to SFAS 160, the following provisions were applied prospectively effective January 1, 2009:

•

SFAS 160 provides that all earnings and losses of a subsidiary should be attributed to the parent and the noncontrolling interest, even if the losses attributable to the noncontrolling interest result in a deficit noncontrolling interest balance. Previously, any losses exceeding the noncontrolling interest’s investment in the subsidiary were attributed to the parent. This change did not have a significant impact on U.S. Cellular’s financial statements for the three months ended March 31, 2009.

•

SFAS 160 also establishes that, once control of a subsidiary is obtained, changes in ownership interests in that subsidiary that do not result in a loss of control shall be accounted for as equity transactions. Previously, decreases in ownership interest in a subsidiary were accounted for as equity transactions, while increases in ownership interests of a subsidiary were accounted for as step acquisitions under the provisions of SFAS 141. U.S. Cellular did not enter into any transactions in the three months ended March 31, 2009 that changed its ownership interest in its consolidated subsidiaries. During the three months ended March 31, 2008, U.S. Cellular purchased noncontrolling interests in a consolidated subsidiary. U.S. Cellular accounted for this transaction as a step acquisition under the provisions of SFAS 141. The amounts recorded in this transaction are reflected in the changes in the balances of Licenses, Goodwill and Customer lists.

Mandatorily Redeemable Noncontrolling Interests in Subsidiaries

Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, certain noncontrolling interests in consolidated entities with finite lives may meet the definition of a mandatorily redeemable financial instrument. U.S. Cellular’s consolidated financial statements include certain noncontrolling interests that meet the definition of mandatorily redeemable financial instruments.  These mandatorily redeemable noncontrolling interests represent interests held by third parties in consolidated partnerships and limited liability companies (“LLCs”), where the terms of the underlying partnership or LLC agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the noncontrolling interest holders and U.S. Cellular in accordance with the respective partnership and LLC agreements.  The termination dates of U.S. Cellular’s mandatorily redeemable noncontrolling interests range from 2085 to 2094.

The settlement value of U.S. Cellular’s mandatorily redeemable noncontrolling interests was estimated to be $122.1 million at March 31, 2009.  This amount represents the estimate of cash that would be due and payable to settle these noncontrolling interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on March 31, 2009, net of estimated liquidation costs.  This amount is being disclosed pursuant to the requirements of FSP No. FAS 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS 150.  U.S. Cellular has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates.  The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at March 31, 2009 was $49.7 million, and was included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable noncontrolling interests of $72.4 million was due primarily to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs.  Neither the noncontrolling interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries was reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature.  Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

4.              Fair Value Measurements

SFAS No. 157, Fair Value Measurements, (“SFAS 157”) defines “fair value”, establishes a framework for measuring fair value in the application of GAAP, and expands disclosures about fair value measurements.  SFAS 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and application in GAAP.  SFAS 157 provides that fair value is a market-based measurement. This pronouncement establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent external sources and the reporting entity’s own assumptions. Further, SFAS 157 specifies that fair value measurements should consider adjustments for risk, such as the risk inherent in a valuation technique or its input.  For assets and liabilities measured at fair value on a recurring basis, SFAS 157 expands the required disclosures concerning the inputs used to measure fair value.

Effective January 1, 2008, U.S. Cellular adopted the provisions of SFAS 157 for its financial assets and liabilities.  As of March 31, 2009 and December 31, 2008, U.S. Cellular did not have any financial assets or liabilities that required the application of SFAS 157 for purposes of valuing and reporting such amounts in its Consolidated Balance Sheet. However, U.S. Cellular has applied the provisions of SFAS 157 for purposes of computing fair value for disclosure purposes. As of March 31, 2009, U.S. Cellular’s Long-term debt (excluding capital lease obligations) book value and fair value were $993 million and $704 million, respectively.  As of December 31, 2008, U.S. Cellular’s Long-term debt (excluding capital lease obligations) book value and fair value were $993 million and $663 million, respectively. The fair value amounts related to U.S. Cellular’s mandatorily redeemable noncontrolling interest are presented in Note 3 — Noncontrolling Interests.

Effective January 1, 2009, U.S. Cellular adopted the provisions of SFAS 157 for its nonfinancial assets and liabilities as permitted by FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157.  As of March 31, 2009, U.S. Cellular did not have any nonfinancial assets or liabilities that required the application of SFAS 157 for purposes of valuing and reporting such amounts in its Consolidated Balance Sheet.

5.              Income Taxes

U.S. Cellular is included in a consolidated federal income tax return and in certain state income or franchise tax returns with other members of the TDS consolidated group.  For financial statement purposes, U.S. Cellular and its subsidiaries compute their income tax expense as if they comprised a separate affiliated group and were not included in the TDS consolidated group.

U.S. Cellular’s overall effective tax rate on Income before income taxes for the three months ended March 31, 2009 and 2008 was 25.6% and 38.9%, respectively.  The effective tax rate for the three months ended March 31, 2009 was lower than the rate for the three months ended March 31, 2008 primarily due to a state tax benefit resulting from a state tax law change.  The benefit associated with the state tax law change was recognized as a discrete item in the three months ended March 31, 2009.  This benefit, along with other minor discrete benefits in the quarter, decreased income tax expense for the three months ended March 31, 2009 by $14.6 million; absent these benefits, the effective tax rate for such period would have been 37.6%.  The state tax law change is not expected to provide any incremental benefit in future periods.

In 2008, upon completion of the audit of the TDS consolidated group’s federal income tax returns for the years 2002 through 2005, the Internal Revenue Service (“IRS”) issued an assessment of income tax.  TDS protested the assessment and it is under appeal.  Pursuant to a provision of the Internal Revenue Code, TDS made a $38 million deposit with the IRS in order to eliminate any potential interest expense subsequent to the deposit.  U.S. Cellular then paid TDS a $34 million deposit in March 2009, which represented its proportionate share of the deposit that TDS paid to the IRS. This deposit is included in Other assets and deferred charges in U.S. Cellular’s Consolidated Balance Sheet at March 31, 2009.

6.              Variable Interest Entities

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services.  U.S. Cellular participated in spectrum auctions indirectly through its limited partnership interests in Aquinas Wireless, King Street Wireless, Barat Wireless L.P. (“Barat Wireless”) and Carroll Wireless L.P. (“Carroll Wireless”), collectively, the “limited partnerships.”  Each entity qualified as a “designated entity” and thereby was eligible for bid credits with respect to licenses purchased in accordance with the rules defined by the FCC for each auction. In most cases, the bidding credits resulted in a 25% discount from the gross winning bid.  Some licenses were “closed licenses,” for which no credit was received, but bidding was restricted to bidders qualifying as “entrepreneurs,” which are small businesses that have a limited amount of assets and revenues.

A summary of the auctions in which each entity participated and the auction results for each of these entities are shown in the table below.

	FCC Auction	Auction End Date	Date Applications Granted by FCC	Number of Licenses Won
Aquinas Wireless	78	August 20, 2008	(1)	5	(2)
King Street Wireless	73	March 20, 2008	(1)	152	(2)
Barat Wireless	66	September 18, 2006	April 30, 2007	17
Carroll Wireless	58	February 15, 2005	January 6, 2006	16

(1)          As of March 31, 2009, the FCC had not granted licenses to Aquinas Wireless and King Street Wireless for Auctions 78 and 73, respectively.

(2)          Provisionally won.

Consolidated Variable Interest Entities

As of March 31, 2009, U.S. Cellular consolidates the following variable interest entities (“VIEs”):

•	Aquinas Wireless;
•	King Street Wireless and King Street Wireless, Inc., the general partner of King Street Wireless;
•	Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless; and
•	Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless.

FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46(R)”), establishes certain criteria for consolidation when voting control is not present.  Specifically, for a variable interest entity, as such term is defined by FIN 46(R), an entity, referred to as the primary beneficiary, that absorbs a majority of the variable interest entity’s expected gains or losses is required to consolidate such a variable interest entity.  U.S. Cellular holds a variable interest in the entities listed above due to capital contributions and/or advances it has provided to these entities.  Given the significance of these contributions and/or advances in relation to the equity investment at risk, U.S. Cellular was deemed to be the primary beneficiary of these VIEs.  Without financial support from U.S. Cellular, these VIEs are unable to finance their operations (i.e., participate in FCC auctions and construct wireless networks).  Accordingly, these VIEs are consolidated pursuant to FIN 46(R) because U.S. Cellular anticipates benefiting from or absorbing a majority of these VIEs’ expected gains or losses.

Following is a summary of the capital contributions and advances made to each entity by U.S. Cellular as of March 31, 2009 (dollars in thousands).  The amounts shown in the table below exclude funds provided to these entities solely from the shareholder of the general partner.

Aquinas Wireless	$2,132
King Street Wireless & King Street Wireless, Inc.	300,454
Barat Wireless & Barat Wireless, Inc.	127,335
Carroll Wireless & Carroll PCS, Inc.	130,094
$560,015

The following table presents the classification of the consolidated VIEs’ assets and liabilities in U.S. Cellular’s Consolidated Balance Sheet.

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Assets
Cash	$312	$684
Other current assets	353	63
Licenses	487,962	487,962
Total assets	$488,627	$488,709

Liabilities
Customer deposits and deferred revenues	75	63
Total liabilities	$75	$63

Other Related Matters

U.S. Cellular may agree to make additional capital contributions and/or advances to the VIEs discussed above and/or to their general partners to provide additional funding for the development of licenses granted in the various auctions.  U.S. Cellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or long-term debt.  There is no assurance that U.S. Cellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

The general partner of each of these VIEs has the right to manage and operate the limited partnerships; however, the general partner needs consent of the limited partner, a subsidiary of U.S. Cellular, in certain limited circumstances, such as to make certain large expenditures, admit other partners, or liquidate the limited partnerships.

See Note 11 — Commitments and Contingencies for additional information related to the participation of Carroll Wireless, Barat Wireless and King Street Wireless in Auction 58, Auction 66 and Auction 73, respectively.

These VIEs are in the process of developing long-term business and financing plans.  These entities were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions.  As such, these entities have risks similar to those described in the “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2008.

7.              Earnings Per Share

Basic earnings per share is computed by dividing Net income attributable to U.S. Cellular by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing Net income attributable to U.S. Cellular by the weighted average number of common shares adjusted to include the effects of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and the vesting of restricted stock units.

The amounts used in computing Earnings per Common and Series A Common Share and the effects of potentially dilutive securities on the weighted average number of Common and Series A Common Shares are as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars and shares in thousands, except per share amounts)

Net income attributable to U.S. Cellular	$84,592	$70,557

Weighted average number of shares used in basic earnings per share	87,196	87,571
Effect of dilutive securities:
Stock options(1)	33	273
Restricted stock units(2)	217	220
Weighted average number of shares used in diluted earnings per share	87,446	88,064

Basic earnings per share attributable to U.S. Cellular shareholders	$0.97	$0.81

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.97	$0.80

(1)          Stock options exercisable into 1,485,335 Common Shares in 2009 and 331,239 Common Shares in 2008 were not included in computing Diluted Earnings per Share because their effects were antidilutive.

(2)          Restricted stock units issuable upon vesting into 384 Common Shares in 2009 were not included in computing Diluted Earnings per Share because their effects were antidilutive.  There were no antidilutive restricted stock units for the comparable period in 2008.

8.              Acquisitions, Divestitures and Exchanges

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

Significant transactions pending as of March 31, 2009

A Federal Communications Commission (“FCC”) auction of spectrum in the PCS and AWS-1 bands, designated by the FCC as Auction 78, closed August 20, 2008. U.S. Cellular participated in Auction 78 indirectly through its interest in Aquinas Wireless L.P. (“Aquinas Wireless”). Aquinas Wireless paid $2.1 million to the FCC in 2008 for five licenses for which it was the provisional winning bidder in the auction.

U.S. Cellular also participated in the 2008 FCC auction of spectrum in the 700 megahertz band, known as Auction 73, which closed on March 20, 2008. U.S. Cellular participated in Auction 73 indirectly through its interest in King Street Wireless L. P. (“King Street Wireless”). King Street Wireless paid $300.5 million to the FCC in 2008 for the 152 licenses for which it was the provisional winning bidder in the auction.

There is no prescribed timeframe for the FCC to review the qualifications of the various winning bidders and grant licenses related to Auctions 78 and 73. As of March 31, 2009, the FCC had not granted the licenses to Aquinas Wireless or King Street Wireless. See Note 6—Variable Interest Entities, for further details on Aquinas Wireless and King Street Wireless and the licenses acquired in Auctions 78 and 73.

9.              Licenses and Goodwill

Changes in U.S. Cellular’s licenses and goodwill are presented below.

	March 31,	March 31,
	2009	2008
	(Dollars in thousands)
Licenses
Balance, beginning of period	$1,433,415	$1,482,446
Acquisitions	12,250	306,102
Balance, end of period	$1,445,665	$1,788,548

	March 31,	March 31,
	2009	2008
	(Dollars in thousands)
Goodwill
Balance, beginning of period	$494,279	$491,316
Acquisitions	—	970
Other	458	—
Balance, end of period	$494,737	$492,286

Licenses and goodwill must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  U.S. Cellular has historically performed the required annual impairment assessment of its licenses and goodwill in the second quarter of the year.

As a result of the deterioration in the credit and financial markets and the decline of the overall economy in the fourth quarter of 2008, U.S. Cellular performed an interim impairment assessment of licenses and goodwill as of December 31, 2008.  The assessment resulted in an impairment loss of $386.7 million on licenses, which was recognized in December 2008, and no impairment of goodwill.  Given that the unfavorable economic conditions experienced in the fourth quarter of 2008 continued through the three months ended March 31, 2009, and U.S. Cellular’s market capitalization declined from December 31, 2008 to March 31, 2009, U.S. Cellular assessed whether an interim impairment assessment was also required at March 31, 2009, and concluded that such an impairment assessment was not required based on the following:

•                  The estimates and assumptions that U.S. Cellular used in its assessment as of December 31, 2008 had not changed significantly from December 31, 2008 to March 31, 2009;

•                  U.S. Cellular did not experience significant changes in its business during the three months ended March 31, 2009; and

•                  No other significant discrete events occurred or circumstances existed that would indicate an impairment of the recorded balances of licenses and goodwill as of March 31, 2009.

10.       Investment in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $25.3 million and $21.2 million in the three months ended March 31, 2009 and 2008, respectively; of those amounts, U.S. Cellular’s investment in the Los Angeles SMSA Partnership (“LA Partnership”) contributed $16.9 million and $15.8 million in the three months ended March 31, 2009 and 2008, respectively.  U.S. Cellular held a 5.5% ownership interest in the LA Partnership throughout and at the end of the three months ended March 31, 2009 and 2008.

The following table summarizes the combined results of operations of U.S. Cellular’s equity method investments:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)

Revenues	$1,172,000	$1,176,000
Operating expenses	814,000	817,000
Operating income	358,000	359,000
Other income (expense)	8,000	6,000
Net Income	$366,000	$365,000

11.       Commitments and Contingencies

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

Legal Proceedings

The United States Department of Justice (“DOJ”) has notified U.S. Cellular and its parent, TDS, that each is a named defendant in a civil action brought by a private party in the U.S. District Court for the District of Columbia under the “qui tam” provisions of the federal False Claims Act.  TDS and U.S. Cellular were advised that the complaint seeks return of approximately $165 million of bid credits from certain FCC auctions and requests treble damages.  The complaint remains under seal pending the DOJ’s consideration as to whether to intervene in the proceeding.  The DOJ has not yet made any decision as to whether it will intervene.  However, as a result of the complaint, the DOJ is investigating TDS’ and U.S. Cellular’s participation in certain spectrum auctions conducted by the FCC between 2005 and 2008, through Carroll Wireless, L.P., Barat Wireless, L.P., and King Street Wireless, L.P.  These limited partnerships were winning bidders in Auction 58, Auction 66, and Auction 73, respectively, and received a 25% bid credit in the applicable auction price under FCC rules.  The DOJ is investigating whether these limited partnerships qualified for the 25% bid credit in auction price considering their arrangements with TDS and U.S. Cellular. TDS and U.S. Cellular are cooperating with the DOJ’s review.  TDS and U.S. Cellular believe that U.S. Cellular’s arrangements with these limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules and each of TDS and U.S. Cellular intends to vigorously defend itself against any claim that it violated applicable law or FCC rules.  At this time, U.S. Cellular cannot predict the outcome of this review or any proceeding.  The FCC sent a letter to King Street Wireless, L.P. requesting that it submit to the FCC a written response to the allegations in the complaint.  King Street Wireless, L.P. expects to make a submission as requested by the FCC.

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

12.       Common Share Repurchases

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

During the three months ended March 31, 2009, U.S. Cellular repurchased 367,000 Common Shares for $13.3 million, or an average of $36.22 per Common Share.  During the three months ended March 31, 2008, U.S. Cellular repurchased 150,000 Common Shares for $10.8 million, or an average of $71.70 per Common Share.  In addition, U.S. Cellular also received $4.6 million in cash during the three months ended March 31, 2008 as a final settlement payment of 2007 Common Share repurchases executed through accelerated share repurchase agreements with an investment banking firm.  As of March 31, 2009, U.S. Cellular had repurchased the maximum number of Common Shares permitted to be repurchased for the twelve months then ended under the Limited Authorization.

13.       Accumulated Other Comprehensive Income

The cumulative balance of unrealized gains on securities and related income tax effects included in Accumulated other comprehensive income was zero at March 31, 2009 and December 31, 2008.  Changes in such cumulative balance during the three months ended March 31, 2009 and March 31, 2008 were $0 and $33,000, respectively.

Comprehensive income for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Comprehensive Income
Net income	$90,600	$74,569
Net change in accumulated other comprehensive income	—	33
Comprehensive income	90,600	74,602
Less: Comprehensive income attributable to the noncontrolling interests	(6,008)	(4,012)
Comprehensive income attributable to U.S. Cellular	$84,592	$70,590

14.       Supplemental Cash Flow Disclosures

The following represents cash flow information related to the issuance of Common Shares pursuant to stock-based compensation awards:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Common Shares withheld(1)	1	145,827
Aggregate value of Common Shares withheld	$—	$8,626

Cash receipts upon exercise of stock options	356	607
Cash disbursements for payment of taxes(2)	—	(3,133)
Net cash receipts (disbursements) from exercise of stock options and vesting of other stock awards	$356	$(2,526)

(1)          Such shares were withheld to cover the exercise price of stock options, if applicable, and required tax withholdings.

(2)          In certain situations, U.S. Cellular withholds shares that are issuable upon the exercise of stock options or the vesting of restricted shares to cover, and with a value equivalent to, the exercise price and/or the amount of taxes required to be withheld from the stock award holder at the time of the exercise or vesting.  U.S. Cellular then pays the amount of the required tax withholdings to the taxing authorities in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

United States Cellular Corporation (“U.S. Cellular®”) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 81%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS™”) as of March 31, 2009.

The following discussion and analysis should be read in conjunction with U.S. Cellular’s interim consolidated financial statements included in Item 1 above, and with its audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K (‘Form 10-K’) for the year ended December 31, 2008.

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

U.S. Cellular provides wireless telecommunications services to approximately 6.2 million customers in five geographic market areas in 26 states. As of March 31, 2009, U.S. Cellular’s average penetration rate in its consolidated operating markets, calculated by dividing U.S. Cellular’s total customers by the total population of 46.3 million in such markets, was 13.5%. U.S. Cellular operates on a customer satisfaction strategy, meeting customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network. U.S. Cellular’s business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular believes that operating in contiguous market areas will continue to provide it with certain economies in its capital and operating costs. Financial and operating highlights in the first three months of 2009 included the following:

•                  Net retail customer additions were 63,000. Total customers increased from 6,196,000 at December 31, 2008 to 6,243,000 at March 31, 2009;

•                  The postpay churn rate was 1.5%. Postpay customers comprised approximately 95% of U.S. Cellular’s retail customer base as of March 31, 2009;

•                  Service revenues of $981.9 million increased $19.8 million (2%) year-over-year, despite a $12.7 million (17%) reduction in inbound roaming revenues; the increase was driven by growth in customers and average monthly service revenue per unit. Average monthly service revenue per customer increased 1% year-over-year to $52.54, driven primarily by growth in revenues from data products and services;

•                  Cash flows from operating activities were $185.6 million. At March 31, 2009, cash and cash equivalents totaled $191.8 million and there were no outstanding borrowings under the revolving credit facility;

•                  Additions to property, plant and equipment totaled $137.7 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, expand mobile broadband services based on third generation Evolution Data Optimized technology (“3G”) to additional markets, outfit new and remodel existing retail stores and continue the development and enhancement of U.S. Cellular’s office systems. Total cell sites in service increased 8% year-over-year to 6,942; and

•                  U.S. Cellular launched efforts on a number of multi-year initiatives including the development of: a new point-of-sale system to consolidate billing on one platform; an Electronic Data Warehouse/Customer Relationship Management System to collect and analyze information more efficiently to build and improve customer relationships; and an Internet/Web platform to enable customers to complete a wide range of transactions and, eventually, to manage their accounts online.

•                  Operating income was $114.8 million in 2009, compared to $119.0 million in 2008.

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

•                  Potential increases in prepay and reseller customers as a percentage of U.S. Cellular’s customer base;

•                  Costs of developing and introducing new products and services;

•                  Costs of developing and enhancing office and customer support systems;

•                  Continued enhancements to its wireless networks, including expansion of 3G services and potential deployments of new technology;

•                  Increasing costs of regulatory compliance; and

•                  Uncertainty in future eligible telecommunication carrier (“ETC”) funding.

•                  Net income attributable to U.S. Cellular increased $14.0 million to $84.6 million in 2009 compared to $70.6 million in 2008, due primarily to lower income tax expense.  Basic earnings per share was $0.97 in 2009, which was $0.16 higher than in 2008, and Diluted earnings per share was $0.97, which was $0.17 higher than in 2008.

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

2009 Estimates

U.S. Cellular expects the factors described above to impact revenues and operating income for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause revenues and operating income to fluctuate over the next several quarters.

U.S. Cellular’s estimates of full-year 2009 results for net retail customer additions; service revenues; operating income; depreciation, amortization and accretion expenses; and capital expenditures are shown below. Such estimates represent U.S. Cellular’s views as of the date of filing of U.S. Cellular’s Form 10-Q for the three months ended March 31, 2009. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

	2009	2008
	Estimated Results	Actual Results
Net retail customer additions	75,000 - 150,000	149,000
Service revenues	$3,900 - $4,000 million	$3,940.3 million
Operating income(1)	$275 - $350 million	$27.7 million
Depreciation, amortization and accretion expenses(1)	Approx. $600 million	$987.0 million
Capital expenditures	Approx. $575 million	$585.6 million

(1)          2008 Actual Results include losses on disposals of $23.4 million and impairments of assets of $386.7 million. The 2009 Estimated Results include only the estimate for Depreciation, amortization and accretion expenses and losses on disposals of assets, and do not include any estimate for losses on impairment of assets since these cannot be predicted.

U.S. Cellular management currently believes that the foregoing estimates represent a reasonable view of what is achievable considering actions that U.S. Cellular has taken and will be taking. However, the current general economic conditions have created a challenging business environment that could significantly impact actual results. U.S. Cellular anticipates that its customer base will increase during 2009 as a result of its continuing focus on customer satisfaction, attractively priced service plans, a broad line of handsets and other products, and improvements in distribution. U.S. Cellular believes growth in its revenues will result primarily from attracting wireless users switching from other wireless carriers, selling additional products and services to its existing customers, and increasing the number of multi-device users among its existing customers, rather than by adding users that are new to wireless service. U.S. Cellular is focusing on opportunities to increase revenues, pursuing cost reduction initiatives in various areas and implementing a number of initiatives to enable future growth. The initiatives are intended, among other things, to allow U.S. Cellular to accelerate its introduction of new products and services, better segment its customers for retention and to sell additional services such as data, expand its Internet sales and customer service capabilities, and improve its prepay products and services.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of March 31,(1)	2009	2008
Total market population of consolidated operating markets(2)	46,306,000	45,262,000
Customers(3)	6,243,000	6,175,000
Market penetration(2)	13.5%	13.6%
Total full-time equivalent employees	8,754	8,105
Cell sites in service	6,942	6,452

For the Three Months Ended March 31,(4)	2009	2008
Net customer additions(5)	47,000	73,000
Net retail customer additions(5)	63,000	85,000
Average monthly service revenue per customer(6)	$52.54	$52.24
Postpay churn rate (7)	1.5%	1.4%

(1)          Amounts include results for U.S. Cellular’s consolidated operating markets as of March 31.

(2)          Calculated using 2008 and 2007 Claritas population estimates for 2009 and 2008, respectively. “Total market population of consolidated operating markets” is used only for the purposes of calculating market penetration of consolidated operating markets, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets).

The total market population and penetration measures for consolidated operating markets apply to markets in which U.S. Cellular provides wireless service to customers. For comparison purposes, total market population and penetration related to all consolidated markets in which U.S. Cellular owns an interest were 83,726,000 and 7.5%, and 82,846,000 and 7.5%, as of March 31, 2009 and 2008, respectively.

(3)          U.S. Cellular’s customer base consists of the following types of customers:

	March 31,
	2009	2008
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	5,480,000	5,331,000
Customers on prepay service plans in which the end user is a customer of U.S. Cellular (“prepay customers”)	290,000	309,000
End user customers acquired through U.S. Cellular’s agreements with third parties (“reseller customers”)	473,000	535,000
Total customers	6,243,000	6,175,000

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

(6)          Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per customer basis. Variances in this measurement are monitored and compared to variances in expenses on a per customer basis. Average monthly service revenue per customer is calculated as follows:

	Three Months Ended
	March 31,
	2009	2008
Service revenues per Consolidated Statements of Operations (000s)	$981,874	$962,094
Divided by average customers during period (000s)*	6,229	6,139
Divided by number of months in each period	3	3
Average monthly service revenue per customer	$52.54	$52.24

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

(7)          Postpay churn rate represents the percentage of the postpay customer base that disconnects service each month.

Components of Operating Income

Three Months Ended March 31,	2009	2008	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
Retail service	$874,098	$850,470	$23,628	3%
Inbound roaming	60,057	72,755	(12,698)	(17)%
Other	47,719	38,869	8,850	23%
Service revenues	981,874	962,094	19,780	2%
Equipment sales	70,890	75,762	(4,872)	(6)%
Total operating revenues	1,052,764	1,037,856	14,908	1%

System operations (excluding Depreciation, amortization and accretion reported below)	200,003	191,016	8,987	5%
Cost of equipment sold	185,701	178,045	7,656	4%
Selling, general and administrative	412,448	403,626	8,822	2%
Depreciation, amortization and accretion	137,651	142,530	(4,879)	(3)%
Loss on asset disposals, net	2,191	3,673	(1,482)	(40)%
Total operating expenses	937,994	918,890	19,104	2%
Operating income	$114,770	$118,966	$(4,196)	(4)%

Operating Revenues

Service revenues

Service revenues consist primarily of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services and long distance, provided to U.S. Cellular’s retail customers and to end users through third-party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming, including long-distance roaming (“inbound roaming”); and (iii) amounts received from the Federal Universal Service Fund (“USF”).

The increase in Service revenues was due to the growth in the average customer base, which increased 1% to 6.2 million in 2009 from 6.1 million in 2008, and higher average monthly service revenue per customer; average monthly service revenue per customer was $52.54 in 2009 and $52.24 in 2008.

Retail service revenues

The increase in Retail service revenues in 2009 was due primarily to growth in U.S. Cellular’s average customer base and an increase in average monthly retail service revenue per customer.

The increase in the average number of customers was driven by the net retail customer additions that U.S. Cellular generated from its marketing distribution channels.  Average monthly retail service revenue per customer increased 1% to $46.78 in 2009 from $46.18 in 2008. The increase resulted primarily from the growth in revenues from data products and services, which more than offset a slight decline in revenues from voice services.

Revenues from data products and services totaled $157.0 million in 2009 and $115.7 million in 2008, and represented 16% of total service revenues in 2009 compared to 12% of total service revenues in 2008. Such growth, which positively impacted average monthly retail service revenue per customer, reflected customers’ continued and increasing usage of U.S. Cellular’s text, picture, and video messaging services, easyedgeSM service and applications, premium mobile Internet services, and smart phone handsets and services.  During the first quarter of 2009, U.S. Cellular introduced unlimited messaging plans and unlimited messaging and mobile Internet plans to further drive data usage and revenues.  U.S. Cellular expects that the growth in revenues from data products and services will continue as customers migrate to the new unlimited plans and as U.S. Cellular’s 3G network expands to approximately 61% of its cell sites by the end of 2009.

Revenues from voice services declined year-over-year due primarily to a reduction in average monthly retail voice revenues per customer.  The reduction in average monthly retail voice revenues per customer was partially attributable to customers moving towards service plans with free incoming minutes and larger coverage areas, and staying within their packaged minutes, thereby limiting overages.  Also, a decrease in the prepay customer base contributed to a decline in prepay voice revenues.

Inbound roaming revenues

The decrease in Inbound roaming revenues in 2009 was due primarily to a decline in roaming revenues from the combined entity of Verizon Wireless (“Verizon”) and Alltel Corporation (“Alltel”). In January 2009, Verizon acquired Alltel. As a result of this transaction, the network footprints of Verizon and Alltel were combined.  This has resulted in a decrease in inbound roaming revenues for U.S. Cellular, since the combined Verizon and Alltel entity has reduced its usage of U.S. Cellular’s network in certain coverage areas that previously were used by Verizon and Alltel (as separate entities).  U.S. Cellular anticipates that this trend will increase over the next several quarters and will more than offset the positive impact of the trends of increasing minutes of use and increasing data usage from U.S. Cellular’s other roaming partners.

Additional changes in the network footprints of other carriers also could have an adverse effect on U.S. Cellular’s inbound roaming revenues.  For example, consolidation among other carriers which have network footprints that currently overlap U.S. Cellular’s network could further decrease the amount of inbound roaming revenues for U.S. Cellular.  U.S. Cellular also anticipates that its roaming revenue per minute of use will decline over time due to the renegotiation of existing contracts.  The foregoing could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Other revenues

The growth in Other revenues was due primarily to an increase in amounts that were received from the USF for states in which U.S. Cellular has been designated as an Eligible Telecommunications Carrier (“ETC”).  U.S. Cellular was eligible to receive ETC funds in sixteen states in 2009 and eleven states in the first quarter of 2008; the ETC revenue amounts recorded were $37.7 million in 2009 and $30.5 million in 2008.

The Federal Communications Commission (“FCC”) is considering significant changes to the USF.  U.S. Cellular is not able to predict what changes, if any, will be adopted by the FCC. Such changes could have a material adverse impact on U.S. Cellular’s financial condition and results of operations.

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

The decrease in 2009 equipment sales revenues was driven by a decline of 9% in average revenue per handset sold, primarily reflecting aggressive handset promotions and discounts, partially offset by an increase in total handsets sold.  Due to the current highly competitive conditions related to handset pricing in the wireless industry, U.S. Cellular expects continued pressure on its handset pricing in the foreseeable future.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

System operations expenses (excluding Depreciation, amortization, and accretion) include charges from wireline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the wireline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. Key components of the overall increase in system operations expenses were as follows:

•                  The cost of network usage on U.S. Cellular’s systems increased $4.8 million, or 7%, in 2009, as voice and data usage on U.S. Cellular’s systems increased driven primarily by continued migration to voice plans with a larger number of packaged minutes, text messaging plans, and other data offerings. In addition, data network and developer costs increased due to the increase in data usage;

•                  Maintenance, utility and cell site expenses increased $2.8 million, or 4%, in 2009, primarily driven by increases in the number of cell sites within U.S. Cellular’s network and rent expense per cell site. The number of cell sites totaled 6,942 in 2009 and 6,452 in 2008, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets; and

•                  Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $1.4 million, or 3%, in 2009. The increase is due to an increase in roaming minutes of use driven by customer migration to national and wide area plans.

U.S. Cellular expects total system operations expenses to increase in the foreseeable future, driven by the following factors:

•                  Increases in the number of cell sites and other network facilities within U.S. Cellular’s systems as it continues to add capacity and enhance quality;

•                  Continued expansion of 3G services to additional markets; and

•                  Increases in total voice minutes of use and data usage, both on U.S. Cellular’s network and by U.S. Cellular’s customers on other carriers’ networks when roaming.

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage on U.S. Cellular’s and other carriers’ networks.

Cost of equipment sold

Cost of equipment sold increased in 2009 due primarily to a 4% increase in the number of handsets sold.

U.S. Cellular expects loss on equipment, defined as equipment sales revenues less cost of equipment sold, to continue to be a significant cost and perhaps to increase in the foreseeable future as wireless carriers continue to use handset availability and pricing as a means of competitive differentiation. New handsets with expanded capabilities, particularly smart phones and premium touch screen phones, generally have higher purchase costs for carriers which, due to competitive market conditions, generally cannot be recovered through proportionately higher selling prices to customers.

Selling, general and administrative expenses

Selling, general and administrative expenses include salaries, commissions and expenses of field sales and retail personnel and facilities; telesales department salaries and expenses; agent commissions and related expenses; corporate marketing and merchandise management; and advertising expenses. Selling, general and administrative expenses also include bad debts expense, costs of operating customer care centers and corporate expenses.

Key components of the increase in Selling, general and administrative expenses in 2009 were as follows:

•                  Advertising expenses increased $5.0 million, or 9%, in 2009, due primarily to an increase in media purchases; and

•                  General and administrative expenses increased $3.7 million, or 2%, in 2009, due primarily to higher sales taxes.

U.S. Cellular expects Selling, general and administrative expenses to increase in the foreseeable future driven primarily by increases in expenses associated with acquiring, serving and retaining customers, as well as costs related to its multi-year initiatives discussed previously.

Depreciation, amortization, and accretion

Total Depreciation, amortization and accretion expense decreased $4.9 million, or 3%, in 2009. Depreciation decreased $4.5 million, or 3%, in 2009, primarily due to fully depreciating Time Division Multiple Access (“TDMA”) and analog network equipment in 2008. U.S. Cellular discontinued its TDMA-based service during the first quarter of 2009; in connection with such discontinuance, property, plant and equipment in service and accumulated depreciation of $452.0 million were eliminated from the Consolidated Balance Sheet.

See “Financial Resources” and “Liquidity and Capital Resources” for a discussion of U.S. Cellular’s capital expenditures.

Loss on asset disposals, net

These amounts represent charges related to disposals of assets, trade-ins of older assets for replacement assets and other retirements of assets from service.

Components of Other Income (Expense)

			Increase/	Percentage
Three Months Ended March 31,	2009	2008	(Decrease)	Change
	(Dollars in thousands, except per share amounts)
Operating income	$114,770	$118,966	$(4,196)	(4)%

Equity in earnings from unconsolidated entities	25,327	21,235	4,092	19%
Interest and dividend income	477	1,905	(1,428)	(75)%
Interest expense	(19,022)	(20,115)	1,093	5%
Other, net	280	118	162	N/M
Total investment and other income (expense)	7,062	3,143	3,919	N/M

Income before income taxes	121,832	122,109	(277)	—
Income tax expense	(31,232)	(47,540)	16,308	34%

Net income	90,600	74,569	16,031	21%
Less: Net income attributable to noncontrolling interests, net of tax	(6,008)	(4,012)	(1,996)	(50)%
Net income attributable to U.S. Cellular	$84,592	$70,557	$14,035	20%

Basic earnings per share attributable to U.S. Cellular shareholders	$0.97	$0.81	$0.16	20%
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.97	$0.80	$0.17	21%

N/M = Not meaningful

Equity in earnings from unconsolidated entities

Equity in earnings of unconsolidated entities represents U.S. Cellular’s share of net income from the markets in which it has an interest and follows the equity method of accounting. U.S. Cellular follows the equity method of accounting for unconsolidated entities over which it has the ability to exercise significant influence, generally entities in which its ownership interest is less than or equal to 50% but equals or exceeds 20% for corporations and 3% for partnerships and limited liability companies.

U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $16.9 million and $15.8 million to Equity in earnings of unconsolidated entities in 2009 and 2008, respectively.

Income tax expense

See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of income tax expense and the overall effective tax rate on Income before income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are not expected to have a significant effect on U.S. Cellular’s financial condition or results of operations.

See Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for information on recent accounting pronouncements.

FINANCIAL RESOURCES

U.S. Cellular operates a capital- and marketing-intensive business. U.S. Cellular utilizes cash from its operating activities, cash proceeds from divestitures, short-term credit facilities and long-term debt financing to fund its acquisitions including licenses, construction costs, operating expenses and Common Share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize U.S. Cellular’s cash flow activities in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

	2009	2008
	(Dollars in thousands)
Cash flows from (used in):
Operating activities	$185,562	$229,797
Investing activities	(149,628)	(206,613)
Financing activities	(15,133)	(11,242)
Net increase in cash and cash equivalents	$20,801	$11,942

Cash Flows from Operating Activities

Cash flows from operating activities in 2009 were $185.6 million, down $44.2 million from 2008; the decrease was due primarily to changes in operating assets and liabilities.  Changes in operating assets and liabilities required cash of $88.8 million in 2009 and $45.0 million in 2008, which resulted in a net decrease in cash flows from operating activities of $43.8 million from 2008 to 2009.  Significant changes included the following:

•                  In 2009, a $34.0 million deposit paid to TDS for U.S. Cellular’s proportionate share of a deposit TDS paid to the Internal Revenue Service to eliminate any potential interest expense subsequent to the deposit.  The deposit was included in Change in other assets and liabilities.  See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for additional information.

•                  Changes in accounts payable, customer deposits and deferred revenues required $34.5 million in 2009 and provided $4.0 million in 2008.  The resultant $38.5 million increase in cash outflows was driven primarily by timing differences in payments of accounts payable and lower deposit requirements for new customers in 2009.

•                  Changes in inventory provided $7.2 million in 2009 and required $13.7 million in 2008, resulting in a $20.9 million increase in cash inflows. The changes in each period reflect fluctuations in the number and mix of handset units on hand, which is affected by factors such as overall sales and renewals, the nature and timing of promotions, and introduction of new handsets and accessories.

•                  Income tax payments decreased by $5.5 million.  Income tax payments in 2009 and 2008 were $1.1 million and $6.6 million, respectively.

Cash Flows from Investing Activities

U.S. Cellular makes substantial investments to construct and upgrade modern high quality wireless communications networks and facilities as a basis for creating long term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue-enhancing and cost-reducing upgrades of U.S. Cellular’s networks. Cash flows used for investing activities also represent cash required for the acquisition of wireless properties or licenses. Proceeds from exchanges and divestiture transactions have provided funds in recent years which have partially offset the cash requirements for investing activities; however, such sources cannot be relied upon to provide continuing or regular sources of financing.

The primary purpose of U.S. Cellular’s construction and expansion expenditures is to provide for customer and usage growth, to upgrade service and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.

Cash used for property, plant and equipment and system development expenditures totaled $137.7 million in 2009 and $111.7 million in 2008.  These expenditures were made to construct new cell sites, increase capacity in existing cell sites and switches, upgrade technology including the overlay of 3G technology in certain markets, develop new and enhance existing office systems, and construct new and remodel existing retail stores.

Cash required for acquisitions totaled $12.1 million in 2009 and $102.0 million in 2008.  The cash required for acquisitions in 2008 included capital contributions and advances of $97.0 million to King Street Wireless and its general partner.  King Street Wireless’ general partner also made a capital contribution of $0.1 million.  King Street Wireless used these funds in connection with its participation in FCC Auction 73.

Cash Flows from Financing Activities

The re-issuance of treasury shares in connection with employee benefits plans, net of tax payments made by U.S. Cellular on behalf of stock award holders, provided $0.4 million in 2009 and required $2.5 million in 2008. In certain situations, U.S. Cellular withholds shares that are issuable upon the exercise of stock options or the vesting of restricted shares to cover, and with a value equivalent to, the exercise price and/or the amount of taxes required to be withheld from the stock award holder at the time of the exercise or vesting. U.S. Cellular then pays the amount of the required tax withholdings to the taxing authorities in cash.

In 2009 and 2008, U.S. Cellular repurchased 367,000 and 150,000 Common Shares at an aggregate cost of $13.3 million and $10.8 million, respectively.  U.S. Cellular also received $4.6 million in 2008 from an investment banking firm for the final settlement of the accelerated share repurchases made in 2007.  See Note 12 — Common Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

LIQUIDITY AND CAPITAL RESOURCES

Recent events in the financial services sector and correlating impacts to other sectors of the economy have resulted in concerns regarding investment security values, the availability of and concentration of credit, insurance coverage and a variety of other areas. Although U.S. Cellular’s cash balance, conservative strategies for investing cash on hand and funds available under its revolving credit agreement have limited its exposure to these events to date, U.S. Cellular continues to monitor economic conditions and developments and will make adjustments to its cash investments, borrowing arrangements and insurance coverage as necessary and feasible.

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

U.S. Cellular believes that existing cash balances and cash flows from operating activities provide financial flexibility for U.S. Cellular to meet its normal financing needs (including working capital, construction and development expenditures and share repurchases under its approved program) for the foreseeable future. As discussed further below, U.S. Cellular also has funds available under a revolving credit facility which will provide additional flexibility through the date of its expiration in December 2009. In addition, U.S. Cellular may have access to public and private capital markets to help meet its financing needs.

U.S. Cellular cannot provide assurances that circumstances that could have a material adverse affect on its liquidity or capital resources will not occur. Economic conditions, changes in capital markets or other factors could restrict U.S. Cellular’s liquidity and availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development, acquisition or share repurchase programs. Such reductions could have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Cash and Cash Equivalents

At March 31, 2009, U.S. Cellular had $191.8 million in cash and cash equivalents, which include cash and short-term, highly liquid investments with original maturities of three months or less. The primary objective of U.S. Cellular’s cash and cash equivalents investment activities is to preserve principal.  At March 31, 2009, U.S. Cellular invested substantially all of its cash balances in money market funds that invested exclusively in short-term U.S. Treasury securities or repurchase agreements backed by U.S. Treasury securities. U.S. Cellular monitors the financial viability of the money market funds in which it invests and believes that the credit risk associated with these investments is low.

Revolving Credit Facility

U.S. Cellular has a $700.0 million revolving credit facility available for general corporate purposes.  At March 31, 2009, there were no outstanding borrowings and $0.3 million of outstanding letters of credit, leaving $699.7 million available for use.  Borrowings under the revolving credit facility bear interest at the LIBOR plus a contractual spread based on U.S. Cellular’s credit rating.  U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months.  At March 31, 2009, the one-month LIBOR was 0.50% and the contractual spread was 60 basis points.  If U.S. Cellular provides less than two days notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 3.25% at March 31, 2009).

U.S. Cellular’s interest cost on its revolving credit facility is subject to increase if its current credit rating from Standard & Poor’s Rating Service and/or Moody’s Investors Service is lowered, and is subject to decrease if the rating is raised. The credit facility would not cease to be available or accelerate solely as a result of a downgrade in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to renew the existing credit facility or obtain access to new credit facilities in the future.

U.S. Cellular’s credit ratings as of March 31, 2009 and the dates that such ratings were issued, were as follows:

Moody’s (issued August 15, 2008)	Baa2	- stable outlook
Standard & Poor’s (issued March 13, 2008)	BBB-	- with positive outlook
Fitch Ratings (issued August 16, 2007)	BBB+	- stable outlook

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing.  The covenants also prescribe certain terms associated with intercompany loans from TDS or TDS subsidiaries to U.S. Cellular or U.S. Cellular subsidiaries. U.S. Cellular believes it was in compliance as of March 31, 2009 with all covenants and other requirements set forth in its revolving credit facility. There were no intercompany loans at March 31, 2009 or December 31, 2008.

The maturity date of any borrowings under U.S. Cellular’s revolving credit facility would accelerate in the event of a change in control.

The revolving credit facility expires in December 2009. U.S. Cellular plans to renew its revolving credit facility and is maintaining an active dialogue with its existing lenders in advance of the December 2009 expiration date of the current facility. Due to current unfavorable credit market conditions, U.S. Cellular believes that it is unlikely to be able to obtain similar terms as exist in the current facility. In particular, U.S. Cellular believes that the amount of the facility could be significantly reduced, the terms of the facility could be shortened, and the pricing on the facility could be increased. If U.S. Cellular is unable to renew its revolving credit facility or to obtain a new revolving credit facility from alternative sources on acceptable terms or at current funding levels for any reason, including reduced availability of credit or the consolidation of lending institutions as a result of recent market events, U.S. Cellular’s future liquidity, capital resources, business, financial condition and/or results of operations could be adversely affected.

Long-Term Financing

U.S. Cellular’s long-term debt indenture does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.  U.S. Cellular believes it was in compliance as of March 31, 2009 with all covenants and other requirements set forth in its long-term debt indenture.  U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indenture.

The long-term debt principal payments due for the remainder of 2009 and the next four years comprise approximately 1% of the total long-term debt obligation at March 31, 2009.  Refer to Market Risk — Long-Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2008 for additional information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s long-term debt.

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

Capital Expenditures

U.S. Cellular’s capital expenditures for 2009 are expected to be approximately $575 million.  These expenditures are expected to be for the following general purposes:

•                  Expand and enhance U.S. Cellular’s coverage in its service areas;

•                  Provide additional capacity to accommodate increased network usage by current customers;

•                  Overlay 3G technology in certain markets;

•                  Enhance U.S. Cellular’s retail store network;

•                  Develop and enhance office systems; and

•                  Develop new billing and other customer management-related systems and platforms.

U.S. Cellular plans to finance its capital expenditures program for 2009 using cash on hand, cash flows from operating activities and, if necessary, short-term debt.

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

Variable Interest Entities

U.S. Cellular consolidates certain variable interest entities pursuant to FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. See Note 6—Variable Interest Entities in the Notes to Consolidated Financial Statements for the details of these variable interest entities. U.S. Cellular may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

Common Share Repurchase Program

U.S. Cellular has repurchased and expects to continue to repurchase its Common Shares subject to the repurchase program. For details of this program and repurchases made during 2009 and 2008, see Note 12—Common Share Repurchases in the Notes to Consolidated Financial Statements.

Contractual and Other Obligations

The Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2008 did not include any liabilities related to unrecognized tax benefits under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”).  U.S. Cellular is unable to predict the period of settlement of such FIN 48 liabilities.  Subject to the foregoing, there has been no material change to Contractual and Other Obligations between December 31, 2008 and March 31, 2009.

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

The allowance for doubtful accounts is the best estimate of the amount of probable credit losses related to existing accounts receivable. The allowance is estimated based on historical experience and other factors that could affect collectability. Accounts receivable balances are reviewed on either an aggregate or individual basis for collectability depending on the type of receivable. When it is probable that an account balance will not be collected, the account balance is charged against the allowance for doubtful accounts. U.S. Cellular’s experience related to credit losses did not appear to have been affected to any significant degree by recent economic conditions and events as of March 31, 2009.

Insurance

U.S. Cellular has several commercial property and casualty insurance policies with a variety of subsidiary companies of American International Group, Inc. (“AIG”). These companies operate under the insurance regulations of various states, including New York, Pennsylvania and Delaware. U.S. Cellular has inquired into the ability of these AIG companies to meet their obligations in the event of a claim against these policies and has received assurance from AIG and U.S. Cellular’s insurance brokers that the companies remain able to meet these obligations. State insurance regulators and the rating agencies have issued press releases indicating the same. U.S. Cellular did not have any significant property and casualty claims outstanding with these companies as of March 31, 2009. U.S. Cellular continues to monitor the financial condition of other insurance providers.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  U.S. Cellular’s significant accounting policies are discussed in detail in Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both included in U.S. Cellular’s Form 10-K for the year ended December 31, 2008. There were no material changes to U.S. Cellular’s significant accounting policies or application of critical accounting policies during the three months ended March 31, 2009.  See Note 3 — Noncontrolling Interests in the Notes to Consolidated Financial Statements for information related to U.S. Cellular’s adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that U.S. Cellular intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully discussed under “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2008.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  U.S. Cellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the Risk Factors in U.S. Cellular’s Form 10-K for the year ended December 31, 2008, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to U.S. Cellular’s business.

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

•                  U.S. Cellular currently receives a significant amount of roaming revenues.  As a result of recent acquisitions by other companies in the wireless industry, U.S. Cellular’s roaming revenues have declined.  U.S. Cellular anticipates that this trend will increase over the next several quarters.  Further industry consolidation and continued build outs by existing and new wireless carriers could cause roaming revenues to decline even more, which would have an adverse effect on U.S. Cellular’s business, financial condition and results of operations.

•                  A failure by U.S. Cellular to obtain access to adequate radio spectrum could have an adverse effect on U.S. Cellular’s business and operations.

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

•                  The completion of acquisitions has led to increased consolidation in the wireless telecommunications industry.  U.S. Cellular’s lower scale relative to larger wireless carriers has in the past and could in the future prevent or delay its access to new products including handsets, new technology and/or new content and applications which could adversely affect U.S. Cellular’s ability to attract and retain customers and, as a result, could adversely affect its business, financial condition or results of operations.

•                  Inability to manage its supply chain or inventory successfully could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

•                  A failure by U.S. Cellular to complete significant network construction and systems implementation activities as part of its plans to improve the quality, coverage, capabilities and capacity of its network and support systems could have an adverse effect on its operations.

•                  Financial difficulties (including bankruptcy proceedings) of U.S. Cellular’s key suppliers or vendors, termination or impairment of U.S. Cellular’s relationships with such suppliers or vendors, or a failure by U.S. Cellular to manage its supply chain effectively could result in delays or termination of U.S. Cellular’s receipt of required equipment or services, or could result in excess quantities of required equipment or services, any of which could adversely affect U.S. Cellular’s business, financial condition or results of operations.

•                  U.S. Cellular has significant investments in entities that it does not control. Losses in the value of such investments could have an adverse effect on U.S. Cellular’s financial condition or results of operations.

•                  A material disruption in U.S. Cellular’s telecommunication networks or information technology, including breaches of network or information technology security, could have an adverse effect on U.S. Cellular’ business, financial condition or results of operations.

•                  Wars, conflicts, hostilities and/or terrorist attacks or equipment failures, power outages, natural disasters or other events could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

•                  The existence of material weaknesses in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or failure to prevent fraud, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

•                  Early redemptions or repurchases of debt, issuances of debt, changes in operating leases, changes in purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations in U.S. Cellular’s Management’s Discussion and Analysis of Financial Condition and Results of Operations to be different from the amounts actually incurred.

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

•                  Claims of infringement of intellectual property and proprietary rights of others, primarily involving patent infringement claims, could prevent U.S. Cellular from using necessary technology to provide services or subject U.S. Cellular to expensive intellectual property litigation or monetary penalties, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

•                  There are potential conflicts of interests between TDS and U.S. Cellular.

•                  Certain matters, such as control by TDS and provisions in the U.S. Cellular Restated Certificate of Incorporation, may serve to discourage or make more difficult a change in control of U.S. Cellular.

•                  A failure by U.S. Cellular to successfully execute its business strategy could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

•                  Any of the foregoing events or other events could cause revenues, customer additions, operating income, capital expenditures and/or any other financial or statistical information to vary from U.S. Cellular’s forward-looking estimates by a material amount.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Long-Term Debt

As of March 31, 2009, U.S. Cellular’s long-term debt was in the form of fixed-rate notes with original maturities ranging up to 30 years. Fluctuations in market interest rates can lead to fluctuations in the fair value of these fixed-rate notes.

See Note 4 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair market value of U.S. Cellular’s long-term debt as of March 31, 2009.

Refer to the disclosure under Market Risk — Long-Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2008 for additional information regarding required principal payments and weighted average interest rates related to U.S. Cellular’s long-term debt.

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s Chief Executive Officer and Chief Financial Officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

The United States Department of Justice (“DOJ”) has notified U.S. Cellular and its parent, TDS, that each is a named defendant in a civil action brought by a private party in the U.S. District Court for the District of Columbia under the “qui tam” provisions of the federal False Claims Act. TDS and U.S. Cellular were advised that the complaint seeks return of approximately $165 million of bid credits from certain FCC auctions and requests treble damages. The complaint remains under seal pending the DOJ’s consideration as to whether to intervene in the proceeding. The DOJ has not yet made any decision as to whether it will intervene. However, as a result of the complaint, the DOJ is investigating TDS’ and U.S. Cellular’s participation in certain spectrum auctions conducted by the FCC between 2005 and 2008, through Carroll Wireless, L.P., Barat Wireless, L.P., and King Street Wireless, L.P. These limited partnerships were winning bidders in Auction 58, Auction 66, and Auction 73, respectively, and received a 25% bid credit in the applicable auction price under FCC rules. The DOJ is investigating whether these limited partnerships qualified for the 25% bid credit in auction price considering their arrangements with TDS and U.S. Cellular. TDS and U.S. Cellular are cooperating with the DOJ’s review. TDS and U.S. Cellular believe that U.S. Cellular’s arrangements with these limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules and each of TDS and U.S. Cellular intends to vigorously defend itself against any claim that it violated applicable law or FCC rules. At this time, U.S. Cellular cannot predict the outcome of this review or any proceeding.  The FCC sent a letter to King Street Wireless, L.P. requesting that it submit to the FCC a written response to the allegations in the complaint.  King Street Wireless, L.P. expects to make a submission as requested by the FCC.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect U.S. Cellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2008 may not be the only risks that may affect U.S. Cellular.  Additional unidentified or unrecognized risks and uncertainties may materially adversely affect U.S. Cellular’s business, financial condition and/or operating results. Subject to the foregoing, U.S. Cellular has not identified for disclosure any material changes to the risk factors as previously disclosed in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

During the three months ended March 31, 2009, U.S. Cellular repurchased 367,000 Common Shares for $13.3 million, or an average of $36.22 per share pursuant to this authorization.

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC), of U.S. Cellular Common Shares during the quarter covered by this Form 10-Q.

			(c)	(d)
			Total Number of	Maximum Number of
	(a)	(b)	Common Shares	Common Shares that
	Total Number	Average Price	Purchased as Part of	May Yet Be Purchased
	of Common	Paid per	Publicly Announced	Under the
Period	Shares Purchased	Common Share	Plans or Programs	Plans or Programs
January 1 – 31, 2009	—	—	—	375,000
February 1 – 28, 2009	150,000	$42.66	150,000	217,000
March 1 – 31, 2009	217,000	31.76	217,000	—
Total for or as of end of the quarter ended March 31, 2009	367,000	$36.22	367,000	—

The following is additional information with respect to the Limited Authorization:

i.                  The date the program was announced was May 15, 2000 by Form 10-Q.  The date the amended program was announced was February 26, 2009 by Form 10-K.

ii.               On November 18, 2008, the Board of Directors of U.S. Cellular amended the Limited Authorization to permit the repurchase of up to 5% of the outstanding U.S. Cellular Common Shares held by persons other than TDS affiliates in each twelve-month period.

iii.            There is no expiration date for the program.

iv.           The Limited Authorization did not expire during the first quarter of 2009.

v.              U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program prior to expiration, or cease making further purchases thereunder, during the first quarter of 2009.

Item 5. Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular did not borrow or repay any amounts under its revolving credit facility in the first quarter of 2009. U.S. Cellular had no borrowings outstanding under its Revolving Credit Agreement as of March 31, 2009.

The foregoing description is qualified by reference to the description of the Revolving Credit Facility under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 9, 2004, and a copy of the Revolving Credit Facility, which is included as Exhibit 4.1 of U.S. Cellular’s Current Report on such Form 8-K dated December 9, 2004 and is incorporated by reference herein.

Item 6. Exhibits

Exhibit 10.1 — U.S. Cellular Compensation Plan for Non-Employee Directors, as amended March 17, 2009, is hereby incorporated by reference to Exhibit B to U.S. Cellular’s Notice of Annual Meeting of Shareholders and Proxy Statement dated April 15, 2009.

Exhibit 10.2 — U.S. Cellular 2005 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit C to U.S. Cellular’s Notice of Annual Meeting of Shareholders and Proxy Statement dated April 15, 2009.

Exhibit 11 — Statement regarding computation of per share earnings is included herein as Note 7 — Earnings Per Share in the Notes to Consolidated Financial Statements.

Exhibit 12 — Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 31.1 — Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 — Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 — Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 — Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in U.S. Cellular’s Form 10-K for the year ended December 31, 2008.  Reference is made to U.S. Cellular’s Form 10-K for the year ended December 31, 2008 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date: May 6, 2009	/s/ John E. Rooney
John E. Rooney
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2009	/s/ Steven T. Campbell
Steven T. Campbell
Executive Vice President-Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 6, 2009	/s/ Kenneth R. Meyers
Kenneth R. Meyers
Chief Accounting Officer
(Principal Accounting Officer)

Date: May 6, 2009	/s/ Ljubica A. Petrich
Ljubica A. Petrich
Vice President and Controller

Signature page for the U.S. Cellular 2009 First Quarter Form 10-Q