Form 10-Q
period 2009-06-30
UNITED STATES CELLULAR CORP
filed 2009-08-06
CIK 821130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2009
Common Shares, $1 par value	53,865,256 Shares
Series A Common Shares, $1 par value	33,005,877 Shares

United States Cellular Corporation

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2009

Part I.  Financial Information

Item 1.  Financial Statements

United States Cellular Corporation

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars and shares in thousands, except per share amounts)
Operating revenues
Service	$974,755	$987,352	$1,956,629	$1,949,446
Equipment sales	67,795	73,240	138,685	149,002
Total operating revenues	1,042,550	1,060,592	2,095,314	2,098,448

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	194,806	196,652	394,809	387,668
Cost of equipment sold	156,055	176,145	341,756	354,190
Selling, general and administrative (including charges from affiliates of $26.2 million and $26.4 million, respectively, for the three months, and $54.9 million and $54.9 million, respectively, for the six months)	410,070	418,416	822,518	822,042
Depreciation, amortization and accretion	138,614	145,258	276,265	287,788
Loss on asset disposals, net	2,086	6,219	4,277	9,892
Total operating expenses	901,631	942,690	1,839,625	1,861,580

Operating income	140,919	117,902	255,689	236,868

Investment and other income (expense)
Equity in earnings of unconsolidated entities	24,794	22,807	50,121	44,042
Interest and dividend income	751	1,429	1,228	3,334
Interest expense	(19,387)	(20,774)	(38,409)	(40,889)
Other, net	(2)	600	278	718
Total investment and other income (expense)	6,156	4,062	13,218	7,205

Income before income taxes	147,075	121,964	268,907	244,073
Income tax expense	57,748	44,016	88,980	91,556

Net income	89,327	77,948	179,927	152,517
Less: Net income attributable to noncontrolling interests, net of tax	(5,969)	(5,346)	(11,977)	(9,358)
Net income attributable to U.S. Cellular	$83,358	$72,602	$167,950	$143,159

Basic weighted average shares outstanding	86,992	87,571	87,093	87,571
Basic earnings per share attributable to U.S. Cellular shareholders	$0.96	$0.83	$1.93	$1.63

Diluted weighted average shares outstanding	87,177	87,872	87,308	87,963
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.96	$0.83	$1.92	$1.63

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities
Net income	$179,927	$152,517
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	276,265	287,788
Bad debts expense	39,028	32,426
Stock-based compensation expense	7,974	6,481
Deferred income taxes, net	19,604	27,231
Equity in earnings of unconsolidated entities	(50,121)	(44,042)
Distributions from unconsolidated entities	12,997	45,569
Loss on asset disposals, net	4,277	9,892
Excess tax benefit from stock awards	(4)	(896)
Noncash interest expense	1,213	886
Changes in assets and liabilities from operations
Accounts receivable	(63,510)	(50,059)
Inventory	(10,391)	(19,816)
Accounts payable - trade	(41,378)	2,838
Accounts payable - affiliate	4,137	171
Customer deposits and deferred revenues	(5,372)	10,406
Accrued taxes	64,851	1,471
Accrued interest	450	455
Other assets and liabilities	(66,824)	(36,486)
	373,123	426,832

Cash flows from investing activities
Additions to property, plant and equipment	(228,902)	(249,500)
Cash received from divestitures	50	6,838
Cash paid for acquisitions and licenses	(12,327)	(312,615)
Other investing activities	1,107	(1,215)
	(240,072)	(556,492)

Cash flows from financing activities
Issuance of notes payable	—	100,000
Repayment of notes payable	—	(50,000)
Common shares reissued for benefit plans, net of tax payments	(405)	(1,878)
Common shares repurchased	(19,332)	(14,516)
Excess tax benefit from stock awards	4	896
Payment of debt issuance costs	(4,309)	—
Distributions to noncontrolling interests	(4,060)	(6,022)
Other financing activities	(25)	(2,198)
	(28,127)	26,282

Net increase (decrease) in cash and cash equivalents	104,924	(103,378)

Cash and cash equivalents
Beginning of period	170,996	204,533
End of period	$275,920	$101,155

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Assets

	June 30,
	2009	December 31,
	(Unaudited)	2008
	(Dollars in thousands)
Current assets
Cash and cash equivalents	$275,920	$170,996
Accounts receivable
Customers, less allowances of $8,383 and $8,222, respectively	344,812	330,390
Roaming	30,411	34,841
Affiliated	2,545	1,579
Other, less allowances of $313 and $150, respectively	69,753	52,809
Inventory	125,578	116,564
Prepaid income taxes	—	22,515
Prepaid expenses	49,040	51,645
Net deferred income tax asset	19,481	19,481
Other current assets	54,705	14,227
	972,245	815,047
Investments
Licenses	1,445,501	1,433,415
Goodwill	494,737	494,279
Customer lists, net of accumulated amortization of $90,447 and $87,976, respectively	6,465	8,936
Investments in unconsolidated entities	192,445	156,637
Notes and interest receivable – long-term	4,231	4,297
	2,143,379	2,097,564
Property, plant and equipment
In service and under construction	5,602,245	5,884,383
Less: accumulated depreciation	3,024,243	3,264,007
	2,578,002	2,620,376

Other assets and deferred charges	37,621	33,055

Total assets	$5,731,247	$5,566,042

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Liabilities and Shareholders’ Equity

	June 30,
	2009	December 31,
	(Unaudited)	2008
	(Dollars in thousands)
Current liabilities
Current portion of long-term debt	$10,088	$10,258
Accounts payable
Affiliated	13,750	9,613
Trade	210,826	248,785
Customer deposits and deferred revenues	145,710	151,082
Accrued taxes	58,433	17,643
Accrued compensation	41,976	55,969
Other current liabilities	91,149	108,533
	571,932	601,883

Deferred liabilities and credits
Net deferred income tax liability	498,823	478,106
Other deferred liabilities and credits	243,258	233,619
	742,081	711,725

Long-term debt	997,651	996,636

Commitments and contingencies

Noncontrolling interests with mandatory redemption features	640	589

Equity
U.S. Cellular shareholders’ equity
Common Shares, par value $1 per share; authorized 140,000,000 shares; issued 55,068,000 shares	55,068	55,068
Series A Common Shares, par value $1 per share; authorized 50,000,000 shares; issued and outstanding 33,006,000 shares	33,006	33,006
Additional paid-in capital	1,348,664	1,340,146
Treasury shares, at cost, 1,203,000 and 794,000 Common Shares, respectively	(60,104)	(50,258)
Retained earnings	1,985,876	1,828,680
Total U.S. Cellular shareholders’ equity	3,362,510	3,206,642

Noncontrolling interests	56,433	48,567

Total equity	3,418,943	3,255,209

Total liabilities and equity	$5,731,247	$5,566,042

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity

(Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Common Shares	Series A Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2008	$55,068	$33,006	$1,340,146	$(50,258)	$1,828,680	$3,206,642	$48,567	$3,255,209

Add (Deduct)

Net income excluding portion attributable to noncontrolling interests with mandatory redemption features	—	—	—	—	167,950	167,950	11,926	179,876
Repurchase of Common Shares	—	—	—	(19,332)	—	(19,332)	—	(19,332)
Incentive and compensation plans	—	—	1,444	9,486	(10,754)	176	—	176
Stock-based compensation awards	—	—	7,974	—	—	7,974	—	7,974
Tax windfall (shortfall) from stock awards	—	—	(900)	—	—	(900)	—	(900)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,060)	(4,060)

Balance, June 30, 2009	$55,068	$33,006	$1,348,664	$(60,104)	$1,985,876	$3,362,510	$56,433	$3,418,943

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity

(Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Common Shares	Series A Common Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2007	$55,068	$33,006	$1,316,785	$(41,859)	$10,134	$1,823,022	$3,196,156	$46,831	$3,242,987

Add (Deduct)

Net income excluding portion attributable to noncontrolling interests with mandatory redemption features	—	—	—	—	—	143,159	143,159	10,478	153,637
Net unrealized losses on securities	—	—	—	—	99	—	99	—	99
Repurchase of Common Shares	—	—	4,554	(19,070)	—	—	(14,516)	—	(14,516)
Incentive and compensation plans	—	—	548	14,750	—	(16,369)	(1,071)	—	(1,071)
Stock-based compensation awards	—	—	6,481	—	—	—	6,481	—	6,481
Tax windfall (shortfall) from stock awards	—	—	1,587	—	—	—	1,587	—	1,587
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6,022)	(6,022)

Balance, June 30, 2008	$55,068	$33,006	$1,329,955	$(46,179)	$10,233	$1,949,812	$3,331,895	$51,287	$3,383,182

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of June 30, 2009 and December 31, 2008, the results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows and changes in equity for the six months ended June 30, 2009 and 2008.  The results of operations for the three and six months ended June 30, 2009, and cash flows and changes in equity for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

2.     Summary of Significant Accounting Policies

Amounts Collected from Customers and Remitted to Governmental Authorities

If the tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the governmental authority imposing such tax, the amounts collected from customers and remitted to governmental authorities are recorded net in Accrued taxes in the Consolidated Balance Sheet.  If the tax is assessed upon U.S. Cellular, the amounts collected from customers as recovery of the tax are recorded in Service revenues and the amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.  The amounts recorded in Service revenues that are billed to customers and remitted to governmental authorities totaled $27.2 million and $53.1 million for the three and six months ended June 30, 2009, respectively, and $36.3 million and $69.5 million for the three and six months ended June 30, 2008, respectively.

Implementation of SFAS No. 141(R)

Effective January 1, 2009, U.S. Cellular adopted the provisions of FASB Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations — a replacement of FASB Statement No. 141 (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”).  Although SFAS 141(R) retains the underlying concept of SFAS 141 in that all business combinations are still required to be accounted for at fair value in accordance with the acquisition method, SFAS 141(R) requires U.S. Cellular to revise its application of the acquisition method in a number of significant aspects, such as requiring the expensing of transaction costs and requiring the acquirer to recognize 100% of the acquiree’s assets and liabilities, rather than a proportional share, for acquisitions of less than 100% of a business.  In addition, SFAS 141(R) eliminates the step acquisition model and provides that all business combinations, whether full, partial or step acquisitions, will result in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date.

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, Accounting for Assets and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”), which amends the initial and subsequent measurement guidance and disclosure requirements in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009.  U.S. Cellular did not have any business combinations accounted for under SFAS 141(R) during the six months ended June 30, 2009.

Implementation of SFAS No. 160

See Note 3 — Noncontrolling Interests for information related to U.S. Cellular’s adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  SFAS 167 changes how U.S. Cellular will determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  U.S. Cellular has several variable interest entities within the scope of SFAS 167 (see Note 6 — Variable Interest Entities).  SFAS 167 is effective for U.S. Cellular on January 1, 2010.  U.S. Cellular is currently reviewing the requirements of SFAS 167 and has not yet determined the impact of adoption, if any, on its financial position or results of operations.

3.     Noncontrolling Interests

Implementation of SFAS No. 160

Effective January 1, 2009, U.S. Cellular adopted the provisions of SFAS 160.

Pursuant to SFAS 160, the following provisions were applied retrospectively to all periods presented in the financial statements:

•      U.S. Cellular reclassified noncontrolling interests, formerly known as “minority interests,” from a separate caption between liabilities and shareholders’ equity (“mezzanine section”) to a component of equity, with the exception of noncontrolling interests with redemption features, which require mezzanine section presentation in accordance with Emerging Issues Task Force Topic No. D-98, Classification and Measurement of Redeemable Securities.  Previously, minority interests generally were reported in the balance sheet in the mezzanine section.

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

•      Shares of U.S. Cellular held by its subsidiary are reflected as treasury shares in the consolidated financial statements.  Previously, these shares were not reflected as issued shares and treasury shares in the consolidated financial statements.  As a result, 22,534 Common Shares were added to both Common Shares issued and Treasury Shares in the Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008.

Pursuant to SFAS 160, the following provisions were applied prospectively effective January 1, 2009:

•      SFAS 160 provides that all earnings and losses of a subsidiary should be attributed to the parent and the noncontrolling interest, even if the losses attributable to the noncontrolling interest result in a deficit noncontrolling interest balance.  Previously, any losses exceeding the noncontrolling interest’s investment in the subsidiary were attributed to the parent.  This change did not have a significant impact on U.S. Cellular’s financial statements for the six months ended June 30, 2009.

•      SFAS 160 also establishes that, once control of a subsidiary is obtained, changes in ownership interests in that subsidiary that do not result in a loss of control shall be accounted for as equity transactions.  Previously, decreases in ownership interest in a subsidiary were accounted for as equity transactions, while increases in ownership interests of a subsidiary were accounted for as step acquisitions under the provisions of SFAS 141.  U.S. Cellular did not enter into any transactions in the six months ended June 30, 2009 that changed its ownership interest in its consolidated subsidiaries.  During the six months ended June 30, 2008, U.S. Cellular purchased noncontrolling interests in a consolidated subsidiary.  U.S. Cellular accounted for this transaction as a step acquisition under the provisions of SFAS 141.  The amounts recorded in this transaction are reflected in the changes in the balances of Licenses, Goodwill and Customer lists.

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

The settlement value of U.S. Cellular’s mandatorily redeemable noncontrolling interests was estimated to be $147.4 million at June 30, 2009.  This amount represents the estimate of cash that would be due and payable to settle these noncontrolling interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on June 30, 2009, net of estimated liquidation costs.  This amount is being disclosed pursuant to the requirements of FSP No. FAS 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS 150.  U.S. Cellular has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates.  The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at June 30, 2009 was $53.1 million, and was included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable noncontrolling interests of $94.3 million was due primarily to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs.  Neither the noncontrolling interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries was reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature.  Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

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

As of June 30, 2009 and December 31, 2008, U.S. Cellular did not have any financial assets or liabilities that were required to be recorded at fair value on a recurring basis in its Consolidated Balance Sheet. However, U.S. Cellular has applied the provisions of SFAS 157 for purposes of computing the fair value of financial instruments for disclosure purposes.  The fair value of financial instruments was as follows:

	June 30,		December 31,
	2009		2008
	Book Value	Fair Value	Book Value	Fair Value
	(Dollars in thousands)
Cash and cash equivalents	$275,920	$275,920	$170,996	$170,996
Current portion of long-term debt(1)	10,000	9,825	10,000	9,887
Long-term debt(1)	992,975	856,426	992,748	663,432

(1)   Excludes capital lease obligations

The fair value of cash equivalents included in Cash and cash equivalents approximates their book value due to the short-term nature of these financial instruments.  The fair value of U.S. Cellular’s Current portion of long-term debt, excluding capital lease obligations, was estimated using a discounted cash flow analysis.  The fair value of U.S. Cellular’s Long-term debt, excluding capital lease obligations, was estimated using market prices for the 7.5% and 8.75% senior notes and discounted cash flow analysis for the remaining debt.

As of June 30, 2009, U.S. Cellular did not have any nonfinancial assets or liabilities that required the application of SFAS 157 for purposes of reporting such amounts in its Consolidated Balance Sheet.

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

U.S. Cellular’s overall effective tax rate on Income before income taxes for the three and six months ended June 30, 2009 was 39.3% and 33.1%, respectively, and for the three and six months ended June 30, 2008 was 36.1% and 37.5%, respectively.

•      The effective tax rate for the six months ended June 30, 2009 was lower than the rate for the three months ended June 30, 2009 and the six months ended June 30, 2008 primarily due to a state tax benefit resulting from a state tax law change.  A tax benefit associated with the state tax law change was recognized as a discrete item in the three months ended March 31, 2009.  This benefit, along with other minor discrete benefits in the period, decreased income tax expense for the three months ended March 31, 2009 and the six months ended June 30, 2009 by $14.6 million and $12.4 million, respectively; absent these benefits, the effective tax rate for the three and six months ended June 30, 2009 would have been 37.8% and 37.7%, respectively.  The state tax law change is not expected to provide any incremental benefit in future periods.

•      The effective tax rate for the three months ended June 30, 2009 was higher than the rate for the three months ended June 30, 2008 primarily due to discrete income tax expense (benefit) items which aggregated $2.2 million and ($0.2) million in the three months ended June 30, 2009 and 2008, respectively.

In 2008, upon completion of the audit of the TDS consolidated group’s federal income tax returns for the years 2002 through 2005, the Internal Revenue Service (“IRS”) issued an assessment of income tax.  TDS protested the assessment and it is under appeal.  Pursuant to a provision of the Internal Revenue Code, TDS made a $38 million deposit with the IRS in order to eliminate any potential interest expense subsequent to the deposit.  U.S. Cellular then paid TDS a $34 million deposit in March 2009, which represented its proportionate share of the deposit that TDS paid to the IRS. This deposit is included in Other current assets in U.S. Cellular’s Consolidated Balance Sheet at June 30, 2009.

6.     Variable Interest Entities

From time to time, the Federal Communications Commission (“FCC”) conducts auctions through which additional spectrum is made available for the provision of wireless services.  U.S. Cellular participated in spectrum auctions indirectly through its limited partnership interests in Aquinas Wireless L.P. (“Aquinas Wireless”), King Street Wireless L.P. (“King Street Wireless”), Barat Wireless L.P. (“Barat Wireless”) and Carroll Wireless L.P. (“Carroll Wireless”), collectively, the “limited partnerships.”  Each entity qualified as a “designated entity” and thereby was eligible for bid credits with respect to licenses purchased in accordance with the rules defined by the FCC for each auction. In most cases, the bidding credits resulted in a 25% discount from the gross winning bid.  Some licenses were “closed licenses,” for which no credit was received, but bidding was restricted to bidders qualifying as “entrepreneurs,” which are small businesses that have a limited amount of assets and revenues.

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

(1)   As of June 30, 2009, the FCC had not granted licenses to Aquinas Wireless and King Street Wireless for Auctions 78 and 73, respectively.

(2)   Provisionally won.

Consolidated Variable Interest Entities

As of June 30, 2009, U.S. Cellular consolidates the following variable interest entities (“VIEs”):

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

Following is a summary of the capital contributions and advances made to each entity by U.S. Cellular as of June 30, 2009 (dollars in thousands).  The amounts shown in the table below exclude funds provided to these entities solely from the shareholder of the general partner.

Aquinas Wireless	$2,132
King Street Wireless & King Street Wireless, Inc.	300,604
Barat Wireless & Barat Wireless, Inc.	127,485
Carroll Wireless & Carroll PCS, Inc.	130,094
$560,315

The following table presents the classification of the consolidated VIEs’ assets and liabilities in U.S. Cellular’s Consolidated Balance Sheet.

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Assets
Cash	$361	$684
Other current assets	367	63
Licenses	487,962	487,962
Total assets	$488,690	$488,709

Liabilities
Customer deposits and deferred revenues	110	63
Total liabilities	$110	$63

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

See Note 12 — Commitments and Contingencies for additional information related to the participation of Carroll Wireless, Barat Wireless and King Street Wireless in Auction 58, Auction 66 and Auction 73, respectively.

These VIEs are in the process of developing long-term business and financing plans.  These entities were formed to participate in FCC auctions of wireless spectrum and to fund, establish and provide wireless service with respect to any FCC licenses won in the auctions.  As such, these entities have risks similar to those described in the “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2008.

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

The amounts used in computing Earnings per Common and Series A Common Share and the effects of potentially dilutive securities on the weighted average number of Common and Series A Common Shares are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars and shares in thousands, except per share amounts)

Net income attributable to U.S. Cellular	$83,358	$72,602	$167,950	$143,159

Weighted average number of shares used in basic earnings per share	86,992	87,571	87,093	87,571
Effect of dilutive securities:
Stock options(1)	21	181	32	227
Restricted stock units(2)	164	120	183	165
Weighted average number of shares used in diluted earnings per share	87,177	87,872	87,308	87,963

Basic earnings per share attributable to U.S. Cellular shareholders	$0.96	$0.83	$1.93	$1.63

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.96	$0.83	$1.92	$1.63

(1)   Stock options exercisable into 2,270,687 and 1,848,256 Common Shares in the three and six months ended June 30, 2009, respectively, and 597,695 and 336,683 Common Shares in the three and six months ended June 30, 2008, respectively, were not included in computing Diluted Earnings per Share because their effects were antidilutive.

(2)   Restricted stock units issuable upon vesting into 151,386 and 126,360 Common Shares in the three and six months ended June 30, 2009, respectively, were not included in computing Diluted Earnings per Share because their effects were antidilutive.  There were no antidilutive restricted stock units for the comparable periods in 2008.

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

Significant transactions pending as of June 30, 2009

The FCC auction of spectrum in the PCS and AWS-1 bands, designated by the FCC as Auction 78, closed on August 20, 2008. U.S. Cellular participated in Auction 78 indirectly through its interest in Aquinas Wireless.  Aquinas Wireless paid $2.1 million to the FCC in 2008 for five licenses for which it was the provisional winning bidder in the auction.

U.S. Cellular also participated in the FCC auction of spectrum in the 700 megahertz band, designated as Auction 73, which closed on March 20, 2008. U.S. Cellular participated in Auction 73 indirectly through its interest in King Street Wireless.  King Street Wireless paid $300.5 million to the FCC in 2008 for 152 licenses for which it was the provisional winning bidder in the auction.

There is no prescribed timeframe for the FCC to review the qualifications of the various winning bidders and grant licenses related to Auctions 78 and 73. As of June 30, 2009, the FCC had not granted the licenses to Aquinas Wireless or King Street Wireless. See Note 6—Variable Interest Entities, for further details on Aquinas Wireless and King Street Wireless and the licenses provisionally won in Auctions 78 and 73.

9.     Licenses and Goodwill

Changes in U.S. Cellular’s licenses and goodwill for the six months ended June 30, 2009 and 2008 are presented below.

	June 30,	June 30,
	2009	2008
	(Dollars in thousands)
Licenses
Balance, beginning of period	$1,433,415	$1,482,446
Acquisitions	12,250	310,282
Other	(164)	—
Balance, end of period	$1,445,501	$1,792,728

	June 30,	June 30,
	2009	2008
	(Dollars in thousands)
Goodwill
Balance, beginning of period	$494,279	$491,316
Acquisitions	—	2,602
Other	458	—
Balance, end of period	$494,737	$493,918

Licenses and goodwill must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. U.S. Cellular has historically performed the required annual impairment assessment of its licenses and goodwill in the second quarter of the year.

As a result of the deterioration in the credit and financial markets and the decline of the overall economy in the fourth quarter of 2008, U.S. Cellular performed an interim impairment assessment of licenses and goodwill as of December 31, 2008.  The assessment resulted in an impairment loss of $386.7 million on licenses, which was recognized in December 2008, and no impairment of goodwill.  U.S. Cellular assessed whether an interim impairment assessment was also required at June 30, 2009, and concluded that such an impairment assessment was not required.

As noted above, since the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), U.S. Cellular’s annual impairment review of goodwill and indefinite-lived intangible assets has been completed as of April 1 of each year. Effective April 1, 2009, U.S. Cellular adopted a new accounting policy whereby its annual impairment review of goodwill and indefinite-lived intangible assets will be performed as of November 1 instead of April 1 of each year.  As indicated above, an impairment analysis of goodwill and indefinite-lived intangible assets was last completed as of December 31, 2008.  The change in the annual goodwill and indefinite-lived intangible asset impairment testing date was made to better align the annual impairment test with the timing of U.S. Cellular’s annual strategic planning process, which allows for a better estimate of the future cash flows used in discounted cash flow models to test for impairment.  This change in accounting policy does not delay, accelerate or avoid an impairment charge. Accordingly, U.S. Cellular management believes that this accounting change is preferable under the circumstances.

10.  Investment in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $24.8 million and $22.8 million in the three months ended June 30, 2009 and 2008, respectively, and $50.1 million and $44.0 million in the six month periods then ended, respectively.  Of those amounts, U.S. Cellular’s investment in the Los Angeles SMSA Partnership (“LA Partnership”) contributed $17.1 million and $18.2 million in the three months ended June 30, 2009 and 2008, respectively, and $34.0 million and $34.0 million in the six months ended June 30, 2009 and 2008, respectively.  U.S. Cellular held a 5.5% ownership interest in the LA Partnership during these periods.

The following table summarizes the combined results of operations of U.S. Cellular’s equity method investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Revenues	$1,197,000	$1,169,000	$2,369,000	$2,346,000

Operating expenses	834,000	812,000	1,648,000	1,630,000
Operating income	363,000	357,000	721,000	716,000
Other income (expense)	12,000	6,000	21,000	11,000
Net Income	$375,000	$363,000	$742,000	$727,000

11.  Notes Payable

Prior to June 30, 2009, U.S. Cellular had a $700 million revolving credit facility available for general corporate purposes.  On June 30, 2009, U.S. Cellular entered into a new $300 million revolving credit agreement with certain lenders and other parties.  As a result, U.S. Cellular’s $700 million revolving credit agreement, which was due to expire in December 2009, was terminated on June 30, 2009 as a condition of entering into the new agreement.  The new revolving credit agreement provides U.S. Cellular with a $300 million senior revolving credit facility for working capital, non-hostile acquisitions and other corporate purposes and to refinance any existing debt of U.S. Cellular.  Amounts under the new revolving credit facility may be borrowed, repaid and reborrowed from time to time from and after June 30, 2009 until maturity in June 2012.

At June 30, 2009, there were no outstanding borrowings and $0.3 million of outstanding letters of credit, leaving $299.7 million available for use.  Borrowings under the new revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) (or, at U.S. Cellular’s option, an alternate “Base Rate” as defined in the new revolving credit agreement) plus a contractual spread based on U.S. Cellular’s credit rating.  U.S. Cellular may select borrowing periods of either one, two, three or six months (or other period of twelve months or less requested by U.S. Cellular if approved by the lenders).  At June 30, 2009, the one-month LIBOR was 0.31% and the contractual spread was 300 basis points.  If U.S. Cellular provides less than three business days notice of intent to borrow, interest on borrowings is the Base Rate plus the contractual spread (the Base Rate was 3.25% at June 30, 2009).

U.S. Cellular’s interest cost on its new revolving credit facility is subject to increase if its current credit rating from Standard & Poor’s Rating Service, Moody’s Investors Service and/or Fitch Ratings is lowered, and is subject to decrease if the rating is raised. The new credit facility would not cease to be available nor would the maturity date accelerate solely as a result of a downgrade in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to renew the new credit facility or obtain access to other credit facilities in the future.

The new revolving credit facility has a commitment fee based on the senior unsecured debt rating assigned to U.S. Cellular by certain rating agencies. The range of the commitment fee is 0.25% to 0.75% of the unused portion of the new revolving credit facility.

U.S. Cellular incurred debt issuance costs of $4.3 million in conjunction with obtaining the new credit facility, and such costs will be amortized on a straight line basis over the three year term of the facility.

The maturity date of any borrowings under U.S. Cellular’s new revolving credit facility would accelerate in the event of a change in control.

The continued availability of the new revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing.  U.S. Cellular believes it was in compliance as of June 30, 2009 with all covenants and other requirements set forth in its new revolving credit facility.

In connection with U.S. Cellular’s new revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated June 30, 2009 together with the administrative agent for the lenders under U.S. Cellular’s new revolving credit agreement.  Pursuant to this subordination agreement, (a) any consolidated funded indebtedness from U.S. Cellular to TDS will be unsecured and (b) any (i) consolidated funded indebtedness (other than “refinancing indebtedness” as defined in the subordination agreement) in excess of $105,000,000, and (ii) refinancing indebtedness in excess of $250,000,000, will be subordinated and made junior in right of payment to the prior payment in full of obligations to the lenders under U.S. Cellular’s new revolving credit agreement.  The aggregate outstanding principal amount of consolidated funded indebtedness of U.S. Cellular that was subordinated pursuant to this subordination agreement was zero as of June 30, 2009.

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

Legal Proceedings

The United States Department of Justice (“DOJ”) has notified U.S. Cellular and its parent, TDS, that each is a named defendant in a civil action brought by a private party in the U.S. District Court for the District of Columbia under the “qui tam” provisions of the federal False Claims Act.  TDS and U.S. Cellular were advised that the complaint seeks return of approximately $165 million of bid credits from certain FCC auctions and requests treble damages.  The complaint remains under seal pending the DOJ’s consideration as to whether to intervene in the proceeding.  The DOJ has not yet made any decision as to whether it will intervene.  However, as a result of the complaint, the DOJ is investigating TDS’ and U.S. Cellular’s participation in certain spectrum auctions conducted by the FCC between 2005 and 2008, through Carroll Wireless, L.P., Barat Wireless, L.P., and King Street Wireless, L.P.  These limited partnerships were winning bidders in Auction 58, Auction 66 and Auction 73, respectively, and received a 25% bid credit in the applicable auction price under FCC rules.  The DOJ is investigating whether these limited partnerships qualified for the 25% bid credit in auction price considering their arrangements with TDS and U.S. Cellular. TDS and U.S. Cellular are cooperating with the DOJ’s review.  TDS and U.S. Cellular believe that U.S. Cellular’s arrangements with these limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules and each of TDS and U.S. Cellular intends to vigorously defend itself against any claim that it violated applicable law or FCC rules.  At this time, U.S. Cellular cannot predict the outcome of this review or any proceeding.  The FCC sent a letter to King Street Wireless, L.P. requesting that it submit to the FCC a written response to the allegations in the complaint.  King Street Wireless, L.P. made this submission as requested by the FCC.

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

During the six months ended June 30, 2009, U.S. Cellular repurchased 507,000 Common Shares for $19.3 million, or an average of $38.13 per Common Share.  During the six months ended June 30, 2008, U.S. Cellular repurchased 300,000 Common Shares for $19.1 million, or an average of $63.57 per Common Share.  In addition, U.S. Cellular received $4.6 million in cash during the six months ended June 30, 2008 as a final settlement payment of 2007 Common Share repurchases executed through accelerated share repurchase agreements with an investment banking firm.  As of June 30, 2009, U.S. Cellular had repurchased the maximum number of Common Shares permitted to be repurchased for the twelve months then ended under the Limited Authorization.

14. Accumulated Other Comprehensive Income

The cumulative balance of unrealized gains on securities and related income tax effects included in Accumulated other comprehensive income was zero at June 30, 2009 and December 31, 2008.  Changes in such cumulative balance during the six months ended June 30, 2009 and June 30, 2008 were $0 and $99,000, respectively.

Comprehensive income for the six months ended June 30, 2009 and 2008 was as follows:

	Six Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)
Comprehensive Income
Net income	$179,927	$152,517
Net change in accumulated other comprehensive income	—	99
Comprehensive income	179,927	152,616
Less: Comprehensive income attributable to the noncontrolling interests	(11,977)	(9,358)
Comprehensive income attributable to U.S. Cellular	$167,950	$143,258

15.  Supplemental Cash Flow Disclosures

The following represents cash flow information related to the issuance of Common Shares pursuant to stock-based compensation awards:

	Six Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)
Common Shares withheld(1)	33,565	217,535

Aggregate value of Common Shares withheld	$1,213	$12,841

Cash receipts upon exercise of stock options	$808	$1,920
Cash disbursements for payment of taxes(2)	(1,213)	(3,798)
Net cash receipts (disbursements) from exercise of stock options and vesting of other stock awards	$(405)	$(1,878)

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

16.  Subsequent Events

U.S. Cellular evaluated subsequent events from June 30, 2009 through the issuance date (August 6, 2009) of these financial statements.  No significant subsequent events have occurred during this period that require adjustment to the June 30, 2009 financial statements or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

United States Cellular Corporation (“U.S. Cellular®”) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 81%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS™”) as of June 30, 2009.

The following discussion and analysis should be read in conjunction with U.S. Cellular’s interim consolidated financial statements included in Item 1 above, and with its audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2008.

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

U.S. Cellular provides wireless telecommunications services to approximately 6.2 million customers in five geographic market areas in 26 states. As of June 30, 2009, U.S. Cellular’s average penetration rate in its consolidated operating markets, calculated by dividing U.S. Cellular’s total customers by the total population of 46.3 million in such markets, was 13.3%. U.S. Cellular operates on a customer satisfaction strategy, meeting customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network. U.S. Cellular’s business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular believes that operating in contiguous market areas will continue to provide it with certain economies in its capital and operating costs. Financial and operating highlights in the first six months of 2009 included the following:

•      Total customers were 6,155,000 at June 30, 2009, including 5,711,000 retail customers.

•      Retail customer net additions were 4,000 in the first six months of 2009 (comprised of 63,000 net additions in the first quarter and 59,000 net defections in the second quarter) compared to 119,000 in 2008. The decrease year-over-year reflected both lower gross additions and higher churn rates, due to the weak economy and very competitive industry conditions including the increased impacts of unlimited prepay service providers in certain of U.S. Cellular’s markets.

•      Postpay customers comprised approximately 95% of U.S. Cellular’s retail customer base as of June 30, 2009. Postpay net additions were 28,000 in the first six months of 2009 (comprised of 60,000 net additions in the first quarter and 32,000 net defections in the second quarter) compared to 105,000 in 2008. The postpay churn rate was 1.6% in 2009.

•      Service revenues of $1,956.6 million increased $7.2 million year-over-year, despite a $34.7 million (22%) decrease in inbound roaming revenues.  Retail service revenues grew by $32.4 million (2%) due to increases in the average number of customers and the average monthly retail service revenue per customer.

•      Cash flows from operating activities were $373.1 million. At June 30, 2009, Cash and cash equivalents totaled $275.9 million and there were no outstanding borrowings under the revolving credit facility.

•      On June 30, 2009, U.S. Cellular entered into a new $300 million revolving credit agreement with certain lenders and other parties.  As a result, U.S. Cellular’s $700 million revolving credit agreement, which was due to expire in December 2009, was terminated on June 30, 2009 as a condition of entering into the new agreement.  The new revolving credit agreement provides U.S. Cellular with a $300 million senior revolving credit facility for working capital, non-hostile acquisitions and other corporate purposes and to refinance any existing debt of U.S. Cellular.

•      Additions to property, plant and equipment totaled $228.9 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, expand mobile broadband services based on third generation Evolution Data Optimized technology (“3G”) to additional markets, outfit new and remodel existing retail stores and continue the development and enhancement of U.S. Cellular’s office systems. Total cell sites in service increased 7% year-over-year to 7,043.

•      As a further proof point of its customer satisfaction strategy and Believe in Something BetterTM brand message, U.S. Cellular launched its new Battery Swap program. Under this program, a customer can go to any store and exchange a battery that is dead or dying for one that is fully charged, at no cost to the customer. U.S. Cellular is the first wireless company to offer this service in the United States.

•      U.S. Cellular began efforts on a number of multi-year initiatives including the development of: a new point-of-sale system to consolidate billing on one platform; an Electronic Data Warehouse/Customer Relationship Management System to collect and analyze information more efficiently to build and improve customer relationships; and a new Internet/Web platform to enable customers to complete a wide range of transactions and, eventually, to manage their accounts online.

•      Operating income increased $18.8 million, or 8%, to $255.7 million in 2009 from $236.9 million in 2008.

U.S. Cellular anticipates that future growth in its operating income will be affected by the following factors:

•      Uncertainty related to current economic conditions and their impact on demand for U.S. Cellular’s products and services;

•      Increasing penetration in the wireless industry;

•      Increased competition in certain markets, including competition from carriers offering low-priced, unlimited prepay service;

•      Costs of customer acquisition and retention, such as equipment subsidies and advertising;

•      Industry consolidation and the resultant effects on roaming revenues, service and equipment pricing and other effects of competition;

•      Providing service in recently launched areas or potential new market areas;

•      Potential increases or decreases in prepay and reseller customers as a percentage of U.S. Cellular’s customer base;

•      Costs of developing and introducing new products and services;

•      Costs of developing and enhancing office and customer support systems, including costs and risks associated with the completion of important multi-year initiatives such as those described above;

•      Continued enhancements to its wireless networks, including expansion of 3G services and potential deployments of new technology;

•      Increasing costs of regulatory compliance; and

•      Uncertainty in future eligible telecommunication carrier (“ETC”) funding.

•      Net income attributable to U.S. Cellular increased $24.8 million, or 17%, to $168.0 million in 2009 compared to $143.2 million in 2008, due primarily to higher operating income and a lower effective income tax rate.  Basic earnings per share was $1.93 in 2009, which was $0.30 higher than in 2008, and Diluted earnings per share was $1.92, which was $0.29 higher than in 2008.

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

See “Financial Resources” and “Liquidity and Capital Resources” below for additional information related to cash flows and investments, including information related to U.S. Cellular’s new revolving agreement and the impacts of recent economic events.

Recent Developments

Congress recently enacted the American Recovery and Reinvestment Act of 2009, or the Recovery Act, which provides, among other things, for an aggregate appropriation of $7.2 billion to fund grants and loans to provide broadband infrastructure, access and equipment to consumers residing in rural, unserved or underserved areas of the United States. A significant portion of these funds is expected to be made available in 2009 and 2010. The application deadline for the first portion of the grants and loans is August 14, 2009. U.S. Cellular is currently assessing the eligibility requirements for the grants and loans and potential qualifying broadband projects, and may apply for the Recovery Act funds.  There is no assurance that U.S. Cellular, if it applies, will receive the Recovery Act funds. The distribution of these grants and loans to other telecommunications service providers could impact competition in certain of U.S. Cellular’s service areas.

2009 Estimates

U.S. Cellular expects the factors described above to impact revenues and operating income for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause revenues and operating income to fluctuate over the next several quarters.

U.S. Cellular’s estimates of full-year 2009 results for: service revenues; operating income; depreciation, amortization and accretion expenses; and capital expenditures, are shown below. Such estimates represent U.S. Cellular’s views as of the date of filing of U.S. Cellular’s Form 10-Q for the six months ended June 30, 2009. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

	2009	2008
	Estimated Results	Actual Results
Net retail customer additions (1)	—	149,000
Service revenues	$3,900 - $3,950 million	$3,940.3 million
Operating income(2) (3)	$300 - $375 million	$27.7 million
Depreciation, amortization and accretion expenses(2) (3)	Approx. $600 million	$987.0 million
Capital expenditures	Approx. $575 million	$585.6 million

(1)   U.S. Cellular has withdrawn its net retail customer additions guidance for the remainder of 2009 due to uncertainty related to the weak economy and consumer purchasing intentions.

(2)   2008 Actual Results include losses on disposals of $23.4 million and impairment of assets of $386.7 million. The 2009 Estimated Results include only the estimate for Depreciation, amortization and accretion expenses and losses on disposals of assets, and do not include any estimate for losses on impairment of assets since these cannot be predicted.

(3)   The 2008 loss on impairment of assets of $386.7 million is not expected to have an impact on future operating results and liquidity.  In addition, historical operating results, including the 2008 impairment, are not necessarily indicative of future operating results.

U.S. Cellular management currently believes that the foregoing estimates represent a reasonable view of what is achievable considering actions that U.S. Cellular has taken and will be taking. However, the current general economic conditions have created a challenging business environment that could significantly impact actual results. U.S. Cellular expects to continue its focus on customer satisfaction by delivering a high quality network, attractively priced service plans, a broad line of handsets and other products, and outstanding customer service in its company-owned and agent retail stores and customer care centers. U.S. Cellular believes that future growth in its revenues will result primarily from selling additional products and services to its existing customers, increasing the number of multi-device users among its existing customers, and attracting wireless users switching from other wireless carriers, rather than by adding users that are new to wireless service. U.S. Cellular is focusing on opportunities to increase revenues, pursuing cost reduction initiatives in various areas and implementing a number of initiatives to enable future growth. The initiatives are intended, among other things, to allow U.S. Cellular to accelerate its introduction of new products and services, better segment its customers for new services and retention, sell additional services such as data, expand its Internet sales and customer service capabilities, and improve its prepay products and services.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of June 30,(1)	2009	2008
Total market population of consolidated operating markets(2)	46,306,000	45,493,000
Customers(3)	6,155,000	6,194,000
Market penetration(2)	13.3%	13.6%
Total full-time equivalent employees	8,673	8,386
Cell sites in service	7,043	6,596

For the Six Months Ended June 30,(4)	2009	2008
Net retail customer additions(5)	4,000	119,000
Net customer additions (losses)(5)	(41,000)	90,000
Average monthly service revenue per customer(6)	$52.51	$52.78
Postpay churn rate (7)	1.6%	1.4%

(1)   Amounts include results for U.S. Cellular’s consolidated operating markets as of June 30.

(2)   Calculated using 2008 and 2007 Claritas population estimates for 2009 and 2008, respectively. “Total market population of consolidated operating markets” is used only for the purposes of calculating market penetration of consolidated operating markets, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets).

The total market population and penetration measures for consolidated operating markets apply to markets in which U.S. Cellular provides wireless service to customers. For comparison purposes, total market population and penetration related to all consolidated markets in which U.S. Cellular owns an interest were 83,726,000 and 7.4%, and 82,875,000 and 7.5%, as of June 30, 2009 and 2008, respectively.

(3)   U.S. Cellular’s customer base consists of the following types of customers:

	June 30,
	2009	2008
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	5,448,000	5,367,000
Customers on prepay service plans in which the end user is a customer of U.S. Cellular (“prepay customers”)	263,000	310,000
Total retail customers	5,711,000	5,677,000

End user customers acquired through U.S. Cellular’s agreements with third parties (“reseller customers”)	444,000	517,000
Total customers	6,155,000	6,194,000

(4)   Amounts include results for U.S. Cellular’s consolidated operating markets for the period January 1 through June 30; operating markets acquired during a particular period are included as of the acquisition date.

(5)   “Net retail customer additions” represents the number of net customers added to U.S. Cellular’s retail customer base through its marketing distribution channels; this measure excludes activity related to reseller customers and customers transferred through acquisitions, divestitures or exchanges.  “Net customer additions (losses)” represents the number of net customers added to (or deducted from) U.S. Cellular’s overall customer base through its marketing distribution channels; this measure includes activity related to reseller customers but excludes activity related to customers transferred through acquisitions, divestitures or exchanges.

(6)   Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per customer basis. Variances in this measurement are monitored and compared to variances in expenses on a per customer basis. Average monthly service revenue per customer is calculated as follows:

	Six Months Ended
	June 30,
	2009	2008
Service revenues per Consolidated Statements of Operations (000s)	$1,956,629	$1,949,446
Divided by average customers during period (000s)*	6,210	6,156
Divided by number of months in each period	6	6
Average monthly service revenue per customer	$52.51	$52.78

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

(7)   Postpay churn rate represents the percentage of the postpay customer base that disconnects service each month.

Components of Operating Income

Six Months Ended June 30,	2009	2008	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
Retail service	$1,745,307	$1,712,862	$32,445	2%
Inbound roaming	122,280	156,956	(34,676)	(22)%
Other	89,042	79,628	9,414	12%
Service revenues	1,956,629	1,949,446	7,183	—
Equipment sales	138,685	149,002	(10,317)	(7)%
Total operating revenues	2,095,314	2,098,448	(3,134)	—

System operations (excluding Depreciation, amortization and accretion reported below)	394,809	387,668	7,141	2%
Cost of equipment sold	341,756	354,190	(12,434)	(4)%
Selling, general and administrative	822,518	822,042	476	—
Depreciation, amortization and accretion	276,265	287,788	(11,523)	(4)%
Loss on asset disposals, net	4,277	9,892	(5,615)	(57)%
Total operating expenses	1,839,625	1,861,580	(21,955)	(1)%
Operating income	$255,689	$236,868	$18,821	8%

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

Retail service revenues

The increase in Retail service revenues in 2009 was due to increases in both the average number of customers and the average monthly retail service revenue per customer.  The average number of customers increased to 6,210,000 in 2009 from 6,156,000 in 2008.  Average monthly retail service revenue per customer increased 1% to $46.84 in 2009 from $46.37 in 2008, as a significant increase in revenues from data products and services more than offset a decline in revenues from voice services.

Revenues from data products and services totaled $318.9 million in 2009 and $239.4 million in 2008, and represented 16% of total service revenues in 2009 compared to 12% of total service revenues in 2008. Such growth, which positively impacted average monthly retail service revenue per customer, reflected customers’ continued and increasing usage of U.S. Cellular’s text, picture, and video messaging services, easyedgeSM service and applications, premium mobile Internet services, and smart phone handsets and services.  During the six months ended June 30, 2009, U.S. Cellular introduced unlimited messaging plans and unlimited messaging and mobile Internet plans that further drove data usage and revenues.  U.S. Cellular expects that the growth in revenues from data products and services will continue as customers migrate to the new unlimited plans and as U.S. Cellular’s 3G network expands to cover 70% of its customers by the end of 2009.

Revenues from voice services declined year-over-year primarily due to a reduction in average voice revenue per customer.  The reduction in average voice revenue per customer reflects industry competition which has resulted in lower pricing overall as well as growth in family plans and service plans with enhanced coverage areas and value (such as free incoming calls and unlimited minutes).  Also, decreases in the prepay customer base and the average revenue per prepay customer contributed to a decline in prepay voice revenues. U.S. Cellular expects continued pressure on revenues from voice services in the foreseeable future due to industry competition related to service plan offerings.

Inbound roaming revenues

The decrease in Inbound roaming revenues in 2009 was due primarily to a decline in roaming revenues from the combined entity of Verizon Wireless (“Verizon”) and Alltel Corporation (“Alltel”). In January 2009, Verizon acquired Alltel. As a result of this transaction, the network footprints of Verizon and Alltel were combined.  This has resulted in a decrease in inbound roaming revenues for U.S. Cellular, since the combined Verizon and Alltel entity has reduced its usage of U.S. Cellular’s network in certain coverage areas that were used by Verizon and Alltel (as separate entities).  U.S. Cellular anticipates that this trend will increase over the next several quarters and will more than offset the positive impact of the trends of increasing minutes of use and increasing data usage from U.S. Cellular’s other roaming partners.

Additional changes in the network footprints of other carriers due to additional consolidation or network expansions also could have an adverse effect on U.S. Cellular’s inbound roaming revenues.  U.S. Cellular also anticipates that its roaming revenue per minute of use will decline over time due to the renegotiation of existing contracts.  The foregoing could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Other revenues

The growth in Other revenues was due primarily to an increase in USF revenues, which represent amounts received from the USF for states in which U.S. Cellular has been designated as an Eligible Telecommunications Carrier (“ETC”).  U.S. Cellular was eligible to receive ETC funds in sixteen states at June 30, 2009 and eleven states at June 30, 2008; the ETC revenue amounts were $68.9 million in 2009 and $61.9 million in 2008.

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

The decrease in 2009 equipment sales revenues was driven primarily by a decline of 6% in average revenue per handset sold as the overall mix of handsets purchased by customers shifted to lower priced phones.

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

Key components of the overall increase in system operations expenses were as follows:

•      Maintenance, utility and cell site expenses increased $5.9 million, or 4%, in 2009, primarily driven by increases in the number of cell sites within U.S. Cellular’s network and rent expense per cell site. The number of cell sites totaled 7,043 in 2009 and 6,596 in 2008, as U.S. Cellular continued to expand and enhance coverage in its existing markets; and

•      Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $1.9 million, or 2%, in 2009, due primarily to higher roaming minutes of use as more customers migrated to national and wide area plans.

U.S. Cellular expects total system operations expenses to increase in the foreseeable future, driven by the following factors:

•      Increases in the number of cell sites and other network facilities within U.S. Cellular’s systems as it continues to add capacity and enhance quality;

•      Continued expansion of 3G services to additional markets; and

•      Increases in total voice, text messaging and other data usage, both on U.S. Cellular’s network and by U.S. Cellular’s customers on other carriers’ networks when roaming.

Cost of equipment sold

Cost of equipment sold decreased in 2009 due primarily to a 4% decline in cost per handset sold as the overall mix of handsets purchased by customers shifted to lower priced phones.

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

Key components of the net increase in Selling, general and administrative expenses in 2009 were as follows:

•      Selling and marketing expenses decreased $2.6 million, or 1%, in 2009, primarily due to lower commissions resulting from a reduction in customer gross additions; and

•      General and administrative expenses increased $3.0 million, or 1%, in 2009, due primarily to higher sales taxes, employee related expenses and bad debts expense (reflecting higher bad debts experience as a percent of revenues), partially offset by lower universal service fund contributions.

U.S. Cellular expects Selling, general and administrative expenses to increase in the foreseeable future driven primarily by increases in expenses associated with acquiring, serving and retaining customers, as well as costs related to its multi-year initiatives discussed previously.

Depreciation, amortization, and accretion

Total Depreciation, amortization and accretion expense decreased $11.5 million, or 4%, in 2009. Depreciation decreased $10.5 million, or 4%, in 2009, primarily due to fully depreciating Time Division Multiple Access (“TDMA”) and analog network equipment in 2008. U.S. Cellular discontinued its TDMA-based service during the six months ended June 30, 2009; in connection with such discontinuance, property, plant and equipment in service and accumulated depreciation of $452.0 million were eliminated from the Consolidated Balance Sheet.

See “Financial Resources” and “Liquidity and Capital Resources” for a discussion of U.S. Cellular’s capital expenditures.

Loss on asset disposals, net

These amounts represent charges related to disposals of assets, trade-ins of older assets for replacement assets and other retirements of assets from service.

Components of Other Income (Expense)

			Increase/	Percentage
Six Months Ended June 30,	2009	2008	(Decrease)	Change
	(Dollars in thousands, except per share amounts)
Operating income	$255,689	$236,868	$18,821	8%

Equity in earnings from unconsolidated entities	50,121	44,042	6,079	14%
Interest and dividend income	1,228	3,334	(2,106)	(63)%
Interest expense	(38,409)	(40,889)	2,480	6%
Other, net	278	718	(440)	(61)%
Total investment and other income (expense)	13,218	7,205	6,013	83%

Income before income taxes	268,907	244,073	24,834	10%
Income tax expense	(88,980)	(91,556)	2,576	3%

Net income	179,927	152,517	27,410	18%
Less: Net income attributable to noncontrolling interests, net of tax	(11,977)	(9,358)	(2,619)	(28)%
Net income attributable to U.S. Cellular	$167,950	$143,159	$24,791	17%

Basic earnings per share attributable to U.S. Cellular shareholders	$1.93	$1.63	$0.30	18%
Diluted earnings per share attributable to U.S. Cellular shareholders	$1.92	$1.63	$0.29	18%

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

U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $34.0 million to Equity in earnings of unconsolidated entities in 2009 and 2008.

Income tax expense

See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of income tax expense and the overall effective tax rate on Income before income taxes.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Components of Operating Income

Three Months Ended June 30,	2009	2008	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
Retail service	$871,209	$862,392	$8,817	1%
Inbound roaming	62,223	84,201	(21,978)	(26)%
Other	41,323	40,759	564	1%
Service revenues	974,755	987,352	(12,597)	(1)%
Equipment sales	67,795	73,240	(5,445)	(7)%
Total operating revenues	1,042,550	1,060,592	(18,042)	(2)%

System operations (excluding Depreciation, amortization and accretion reported below)	194,806	196,652	(1,846)	(1)%
Cost of equipment sold	156,055	176,145	(20,090)	(11)%
Selling, general and administrative	410,070	418,416	(8,346)	(2)%
Depreciation, amortization and accretion	138,614	145,258	(6,644)	(5)%
Loss on asset disposals, net	2,086	6,219	(4,133)	(66)%
Total operating expenses	901,631	942,690	(41,059)	(4)%
Operating income	$140,919	$117,902	$23,017	20%

Operating Revenues

Retail service revenues

The increase in retail service revenues in 2009 was due to increases in both the average number of customers and average monthly retail service revenue per customer. The average number of customers increased to 6,199,000 from 6,178,000 in 2008. Average monthly retail service revenue per customer increased 1% to $46.85 in 2009 from $46.53 in 2008, as a significant increase in revenues from data products and services more than offset a decline in revenues from voice services.

Revenues from data products and services totaled $162.0 million in 2009 and $123.7 million in 2008, and represented 17% of total service revenues in 2009 compared to 13% of total service revenues in 2008. Such growth, which positively impacted average monthly retail service revenue per customer, reflected customers’ continued and increasing usage of U.S. Cellular’s text, picture, and video messaging services, easyedgeSM service and applications, premium mobile Internet services, and smart phone handsets and services.  In 2009, U.S. Cellular introduced unlimited messaging plans and unlimited messaging and mobile Internet plans that further drove data usage and revenues.

Revenues from voice services declined year-over-year primarily due to a reduction in average voice revenue per customer.  The reduction in average voice revenue per customer reflects industry competition which has resulted in lower pricing overall as well as growth in family plans and service plans with enhanced coverage areas and value (such as free incoming calls and unlimited minutes).  Also, decreases in the prepay customer base and the average revenue per prepay customer contributed to a decline in prepay voice revenues. U.S. Cellular expects continued pressure on revenues from voice services in the foreseeable future due to industry competition related to service plan offerings.

Inbound roaming revenues

The decrease in Inbound roaming revenues in 2009 was due primarily to a decline in roaming revenues from the combined entity of Verizon and Alltel, partially offset by an increase in data roaming.

Equipment sales revenues

The decrease in 2009 equipment sales revenues was driven by a decline in total handsets sold of 5% and a decline in average revenue per handset sold of 2% as the mix of handsets purchased by customers shifted to lower priced phones.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the overall decrease in system operations expenses were as follows:

•      Network usage expenses on U.S. Cellular’s systems decreased $5.5 million, or 8%, in 2009, due primarily to reduced interconnection costs; and

•      Maintenance, utility and cell site expenses increased $3.1 million, or 4%, in 2009, driven primarily by increases in the number of cell sites within U.S. Cellular’s network and rent expense per cell site. The number of cell sites totaled 7,043 in 2009 and 6,596 in 2008, as U.S. Cellular continued to expand and enhance coverage in its existing markets.

Cost of equipment sold

The decrease in Cost of equipment sold was due to a decline in total handsets sold of 5% and a decline in the average cost per handset sold of 8% as the mix of handsets purchased by customers shifted to lower priced phones.

Selling, general and administrative expenses

The decrease in Selling, general and administrative expenses was due primarily to a decline in Selling and marketing expenses of $7.7 million, or 4%. Key components of the decrease in Selling and marketing expenses were as follows:

•      Advertising expenses decreased $5.1 million, or 8%, in 2009, primarily due to a decrease in media purchases; such purchases were higher in the previous period due to the launch in June 2008 of a new branding campaign, Believe in Something Better™; and

•      Other selling and marketing expenses decreased $2.6 million, or 2%, in 2009, primarily due to lower commissions resulting from a reduction in customer gross additions.

Depreciation, amortization, and accretion

Total Depreciation, amortization and accretion expense decreased $6.6 million, or 5%, in 2009. Depreciation decreased primarily due to fully depreciating TDMA and analog network equipment in 2008, as discussed above.

Components of Other Income (Expense)

			Increase/	Percentage
Three Months Ended June 30,	2009	2008	(Decrease)	Change
	(Dollars in thousands, except per share amounts)
Operating income	$140,919	$117,902	$23,017	20%

Equity in earnings from unconsolidated entities	24,794	22,807	1,987	9%
Interest and dividend income	751	1,429	(678)	(47)%
Interest expense	(19,387)	(20,774)	1,387	7%
Other, net	(2)	600	(602)	N/M
Total investment and other income (expense)	6,156	4,062	2,094	52%

Income before income taxes	147,075	121,964	25,111	21%
Income tax expense	(57,748)	(44,016)	(13,732)	(31)%

Net income	89,327	77,948	11,379	15%
Less: Net income attributable to noncontrolling interests, net of tax	(5,969)	(5,346)	(623)	(12)%
Net income attributable to U.S. Cellular	$83,358	$72,602	$10,756	15%

Basic earnings per share attributable to U.S. Cellular shareholders	$0.96	$0.83	$0.13	16%
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.96	$0.83	$0.13	16%

N/M = Not meaningful

Equity in earnings from unconsolidated entities

U.S. Cellular’s investment in the LA Partnership contributed $17.1 million and $18.2 million to Equity in earnings from unconsolidated entities in 2009 and 2008, respectively.

Income tax expense

See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of income tax expense and the overall effective tax rate on Income before income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are either not expected to have a significant effect on U.S. Cellular’s financial condition or results of operations or U.S. Cellular is currently analyzing such pronouncements in order to determine their impact, if any.

See Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for information on recent accounting pronouncements.

FINANCIAL RESOURCES

U.S. Cellular operates a capital- and marketing-intensive business. U.S. Cellular utilizes cash from its operating activities, cash proceeds from divestitures, short-term credit facilities and long-term debt financing to fund its acquisitions including licenses, construction costs, operating expenses and Common Share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize U.S. Cellular’s cash flow activities in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

	2009	2008
	(Dollars in thousands)
Cash flows from (used in):
Operating activities	$373,123	$426,832
Investing activities	(240,072)	(556,492)
Financing activities	(28,127)	26,282
Net increase (decrease) in cash and cash equivalents	$104,924	$(103,378)

Cash Flows from Operating Activities

Cash flows from operating activities in 2009 were $373.1 million, a decrease of $53.7 million from 2008.  Significant changes included the following:

•                  Operating income adjusted for non-cash items, as shown in the table below, increased by $9.7 million, from $573.5 million in 2008 to $583.2 million in 2009.

	2009	2008
	(Dollars in thousands)
Operating income	$255,689	$236,868
Non-cash items
Depreciation, amortization and accretion	276,265	287,788
Bad debts expense	39,028	32,426
Stock-based compensation expense	7,974	6,481
Loss on asset disposals, net	4,277	9,892
Operating income adjusted for non-cash items	$583,233	$573,455

U.S. Cellular believes the foregoing table provides useful information to investors regarding U.S. Cellular’s financial condition and results of operations because it shows the components and impact of cash and non-cash items on cash flows from operating activities.

•                  A $33.0 million distribution from the LA Partnership was received in 2008.  A $33.0 million distribution for 2009 was approved in June, but not received until July, resulting in a decline in Distributions from unconsolidated entities.

•                  Changes in accounts payable, customer deposits and deferred revenues required $42.6 million in 2009 and provided $13.4 million in 2008. The resultant $56.0 million increase in cash outflows was driven primarily by timing differences in payments of accounts payable and lower deposit requirements for new customers in 2009.

•                  Income tax payments, net of refunds, in 2009 and 2008 were $15.8 million and $65.0 million, respectively, resulting in a decrease in cash outflows of $49.2 million.

•                  In 2009, a $34.0 million deposit was paid to TDS for U.S. Cellular’s proportionate share of a deposit TDS made to the Internal Revenue Service to eliminate any potential interest expense subsequent to the deposit. The deposit was included in Change in other assets and liabilities in the Consolidated Statement of Cash Flows in 2009. See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for additional information.

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

Cash used for property, plant and equipment and system development expenditures totaled $228.9 million in 2009 and $249.5 million in 2008.  These expenditures were made to construct new cell sites, increase capacity in existing cell sites and switches, upgrade technology including the overlay of 3G technology in certain markets, develop new and enhance existing office systems, and construct new and remodel existing retail stores.

Cash required for acquisitions totaled $12.3 million in 2009 and $312.6 million in 2008.  The cash required for acquisitions in 2008 included capital contributions and advances of $300.5 million to King Street Wireless L.P. (“King Street Wireless”) and its general partner.  King Street Wireless’ general partner also made a capital contribution of $0.1 million.  King Street Wireless used these funds in connection with its participation in FCC Auction 73.

Cash Flows from Financing Activities

There were no short-term borrowings or repayments during 2009.  Short-term borrowings and repayments during 2008 were $100.0 million and $50.0 million, respectively.

In 2009 and 2008, U.S. Cellular repurchased 507,000 and 300,000 Common Shares at an aggregate cost of $19.3 million and $19.1 million, respectively.  U.S. Cellular also received $4.6 million in 2008 from an investment banking firm for the final settlement of the accelerated share repurchases made in 2007.  See Note 13 — Common Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

LIQUIDITY AND CAPITAL RESOURCES

Recent events in the financial services sector and correlating impacts to other sectors of the economy have resulted in concerns regarding investment security values, the availability of and concentration of credit, insurance coverage and a variety of other areas. Although U.S. Cellular’s cash balance, conservative strategies for investing cash on hand and funds available under its new revolving credit agreement have limited its exposure to these events to date, U.S. Cellular continues to monitor economic conditions and developments and will make adjustments to its cash investments, borrowing arrangements and insurance coverage as necessary and feasible.

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

U.S. Cellular believes that existing cash balances, expected cash flows from operating activities and funds available under its new revolving credit facility provide financial flexibility for U.S. Cellular to meet its normal financing needs (including working capital, construction and development expenditures and share repurchases under its approved program) for the foreseeable future. In addition, U.S. Cellular may have access to public and private capital markets to help meet its financing needs.

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

Cash and Cash Equivalents

At June 30, 2009, U.S. Cellular had $275.9 million in cash and cash equivalents, which include cash and short-term, highly liquid investments with original maturities of three months or less. The primary objective of U.S. Cellular’s cash and cash equivalents investment activities is to preserve principal.  At June 30, 2009, U.S. Cellular invested substantially all of its cash balances in money market funds that invested exclusively in short-term U.S. Treasury securities or repurchase agreements backed by U.S. Treasury securities. U.S. Cellular monitors the financial viability of the money market funds in which it invests and believes that the credit risk associated with these investments is low.

Revolving Credit Facility

Prior to June 30, 2009, U.S. Cellular had a $700 million revolving credit facility available for general corporate purposes.  On June 30, 2009, U.S. Cellular entered into a new $300 million revolving credit agreement with certain lenders and other parties.  As a result, U.S. Cellular’s $700 million revolving credit agreement, which was due to expire in December 2009, was terminated on June 30, 2009 as a condition of entering into the new agreement.  The new revolving credit agreement provides U.S. Cellular with a $300 million senior revolving credit facility for working capital, non-hostile acquisitions and other corporate purposes and to refinance any existing debt of U.S. Cellular.  Amounts under the new revolving credit facility may be borrowed, repaid and reborrowed from time to time from and after June 30, 2009 until maturity in June 2012.

At June 30, 2009, there were no outstanding borrowings and $0.3 million of outstanding letters of credit, leaving $299.7 million available for use.  Borrowings under the new revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) (or, at U.S. Cellular’s option, an alternate “Base Rate” as defined in the new revolving credit agreement) plus a contractual spread based on U.S. Cellular’s credit rating.  U.S. Cellular may select borrowing periods of either one, two, three or six months (or other period of twelve months or less requested by U.S. Cellular if approved by the lenders).  At June 30, 2009, the one-month LIBOR was 0.31% and the contractual spread was 300 basis points.  If U.S. Cellular provides less than three business days notice of intent to borrow, interest on borrowings is the Base Rate plus the contractual spread (the Base Rate was 3.25% at June 30, 2009).

U.S. Cellular’s interest cost on its new revolving credit facility is subject to increase if its current credit rating from Standard & Poor’s Rating Service, Moody’s Investors Service and/or Fitch Ratings is lowered, and is subject to decrease if the rating is raised. The new credit facility would not cease to be available nor would the maturity date accelerate solely as a result of a downgrade in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to renew the new credit facility or obtain access to other credit facilities in the future.

U.S. Cellular’s credit ratings as of June 30, 2009 and the dates that such ratings were issued were as follows:

Moody’s (issued August 15, 2008)	Baa2	- stable outlook
Standard & Poor’s (issued March 13, 2008)	BBB-	- with positive outlook
Fitch Ratings (issued August 16, 2007)	BBB+	- stable outlook

The continued availability of the new revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. U.S. Cellular believes it was in compliance as of June 30, 2009 with all other covenants and requirements set forth in its new revolving credit facility.

The maturity date of any borrowings under U.S. Cellular’s new revolving credit facility would accelerate in the event of a change in control.

In connection with U.S. Cellular’s new revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated June 30, 2009 together with the administrative agent for the lenders under U.S. Cellular’s new revolving credit agreement.  Pursuant to this subordination agreement, (a) any consolidated funded indebtedness from U.S. Cellular to TDS will be unsecured and (b) any (i) consolidated funded indebtedness (other than “refinancing indebtedness” as defined in the subordination agreement) in excess of $105,000,000, and (ii) refinancing indebtedness in excess of $250,000,000, will be subordinated and made junior in right of payment to the prior payment in full of obligations to the lenders under U.S. Cellular’s new revolving credit agreement.  The aggregate outstanding principal amount of consolidated funded indebtedness of U.S. Cellular that was subordinated pursuant to this subordination agreement was zero as of June 30, 2009.

Long-Term Financing

U.S. Cellular’s long-term debt indenture does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.  U.S. Cellular believes it was in compliance as of June 30, 2009 with all covenants and other requirements set forth in its long-term debt indenture.  U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indenture.

The long-term debt principal payments due for the remainder of 2009 and the next four years comprise approximately 1% of the total long-term debt obligation at June 30, 2009.  Refer to Market Risk — Long-Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2008 for additional information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s long-term debt.

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

Suppliers

U.S. Cellular depends upon certain key suppliers to provide it with handsets, equipment, services or content to continue its network build and upgrade and to operate its business. U.S. Cellular does not have operational or financial control over any of such key suppliers and has limited influence with respect to the manner in which these key suppliers conduct their businesses. If these key suppliers experience financial difficulties and are unable to provide equipment, services or content to U.S. Cellular on a timely basis or cease to provide such equipment, services or content or if such key suppliers otherwise fail to honor their obligations to U.S. Cellular, U.S. Cellular may be unable to maintain and upgrade its network or provide services to its customers in a competitive manner, or could suffer other disruptions to its business. In that event, U.S. Cellular’s business, financial condition or results of operations could be adversely affected. U.S. Cellular monitors the financial condition of its key suppliers through its risk management process.

In January 2009, Nortel Networks Corporation (“Nortel”), a key supplier of network equipment, business communications systems, and technical support for U.S. Cellular, announced that it, Nortel Networks Limited and certain of its other Canadian subsidiaries obtained creditor protection under the Companies’ Creditors Arrangement Act in Canada.  Additionally, certain of Nortel’s U.S. subsidiaries, including Nortel Networks Inc. and Nortel Networks Capital Corporation, have filed voluntary petitions in the United States under Chapter 11 (“reorganization”) of the U.S. Bankruptcy Code, and certain of Nortel’s other subsidiaries made similar filings in other jurisdictions.

Nortel is operating under these protections and is pursuing sales of portions of its operations and assets to various parties. In the event that Nortel or the successor acquirers of its assets and operations are not able to continue to provide equipment and services, U.S. Cellular believes that it will be able to purchase similar network equipment, business communications systems and technical support from other suppliers and, therefore, U.S. Cellular does not believe Nortel’s reorganization and the sale of Nortel’s assets and operations to other entities will have a significant impact on U.S. Cellular’s day-to-day operations. However, the following could adversely impact U.S. Cellular’s future results of operations and cash flows:

•                  Reduced competition among telecommunications equipment suppliers could increase the future costs to acquire such equipment;

•                  Replacement and upgrades of Nortel equipment with equipment from other vendors could be more costly;

•                  The potential lack of future upgrades or enhancements to Nortel equipment could reduce the useful life of such equipment, and result in accelerated depreciation charges; and

•                  Maintenance of Nortel equipment could be more costly.

Acquisitions, Divestitures and Exchanges

U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, U.S. Cellular reviews attractive opportunities to acquire additional wireless operating markets and wireless spectrum. In addition, U.S. Cellular may seek to divest outright or include in exchanges for other wireless interests those wireless interests that are not strategic to its long-term success. U.S. Cellular also from time to time may be engaged in negotiations relating to the acquisition, divestiture or exchange of companies, strategic properties or wireless spectrum. In general, U.S. Cellular may not disclose such transactions until there is a definitive agreement.  See Note 8— Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information regarding pending transactions.

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

Common Share Repurchase Program

U.S. Cellular has repurchased and expects to continue to repurchase its Common Shares subject to the repurchase program. For details of this program and repurchases made during 2009 and 2008, see Note 13—Common Share Repurchases in the Notes to Consolidated Financial Statements.

Contractual and Other Obligations

The Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2008 did not include any liabilities related to unrecognized tax benefits under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”).  U.S. Cellular is unable to predict the period of settlement of such FIN 48 liabilities.  Subject to the foregoing, there has been no material change to Contractual and Other Obligations between December 31, 2008 and June 30, 2009.

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

U.S. Cellular assesses its accounts receivable for collectability on an ongoing basis. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses related to existing accounts receivable. The allowance is estimated based on historical experience and other factors, such as general economic and consumer market conditions, which could affect collectability. Accounts receivable balances are reviewed for collectability on either an aggregate or individual basis depending on the type of receivable. When it is probable that an account balance will not be collected, the account balance is charged against the allowance for doubtful accounts. U.S. Cellular’s bad debts expense was 2.1% and 1.7% of related revenues for the six month periods ended June 30, 2009 and 2008, respectively.

Insurance

U.S. Cellular has several commercial property and casualty insurance policies with a variety of subsidiary companies of American International Group, Inc. (“AIG”). These companies operate under the insurance regulations of various states including New York, Pennsylvania and Delaware. U.S. Cellular has inquired into the ability of these AIG companies to meet their obligations in the event of a claim against these policies and has received assurance from AIG and U.S. Cellular’s insurance brokers that the companies remain able to meet these obligations. State insurance regulators and the rating agencies have issued press releases indicating the same. U.S. Cellular did not have any significant property and casualty claims outstanding with these companies as of June 30, 2009. U.S. Cellular continues to monitor the financial condition of other insurance providers.

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

Since the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), U.S. Cellular’s annual impairment review of goodwill and indefinite-lived intangible assets has been completed as of April 1 of each year. Effective April 1, 2009, U.S. Cellular adopted a new accounting policy whereby its annual impairment review of goodwill and indefinite-lived intangible assets will be performed as of November 1 instead of April 1 of each year. As discussed in Note 9 — Licenses and Goodwill, an impairment analysis of goodwill and indefinite-lived intangible assets was last completed as of December 31, 2008. The change in the annual goodwill and indefinite-lived intangible asset impairment testing date was made to better align the annual impairment test with the timing of U.S. Cellular’s annual strategic planning process, which allows for a better estimate of the future cash flows used in discounted cash flow models to test for impairment. This change in accounting policy does not delay, accelerate or avoid an impairment charge. Accordingly, U.S. Cellular management believes that this accounting change is preferable under the circumstances.

See Note 3 — Noncontrolling Interests in the Notes to Consolidated Financial Statements for information related to U.S. Cellular’s adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.

Other than disclosed above, there were no material changes to U.S. Cellular’s significant accounting policies or application of critical accounting policies during the six months ended June 30, 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Long-Term Debt

As of June 30, 2009, U.S. Cellular’s long-term debt was in the form of fixed-rate notes with original maturities ranging up to 30 years. Fluctuations in market interest rates can lead to fluctuations in the fair value of these fixed-rate notes.

See Note 4 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair market value of U.S. Cellular’s long-term debt as of June 30, 2009.

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s Chief Executive Officer and Chief Financial Officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

The United States Department of Justice (“DOJ”) has notified U.S. Cellular and its parent, TDS, that each is a named defendant in a civil action brought by a private party in the U.S. District Court for the District of Columbia under the “qui tam” provisions of the federal False Claims Act.  TDS and U.S. Cellular were advised that the complaint seeks return of approximately $165 million of bid credits from certain FCC auctions and requests treble damages.  The complaint remains under seal pending the DOJ’s consideration as to whether to intervene in the proceeding.  The DOJ has not yet made any decision as to whether it will intervene.  However, as a result of the complaint, the DOJ is investigating TDS’ and U.S. Cellular’s participation in certain spectrum auctions conducted by the FCC between 2005 and 2008, through Carroll Wireless, L.P., Barat Wireless, L.P., and King Street Wireless, L.P.  These limited partnerships were winning bidders in Auction 58, Auction 66 and Auction 73, respectively, and received a 25% bid credit in the applicable auction price under FCC rules.  The DOJ is investigating whether these limited partnerships qualified for the 25% bid credit in auction price considering their arrangements with TDS and U.S. Cellular. TDS and U.S. Cellular are cooperating with the DOJ’s review.  TDS and U.S. Cellular believe that U.S. Cellular’s arrangements with these limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules and each of TDS and U.S. Cellular intends to vigorously defend itself against any claim that it violated applicable law or FCC rules.  At this time, U.S. Cellular cannot predict the outcome of this review or any proceeding.  The FCC sent a letter to King Street Wireless, L.P. requesting that it submit to the FCC a written response to the allegations in the complaint.  King Street Wireless, L.P. made this submission as requested by the FCC.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect U.S. Cellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2008 may not be the only risks that may affect U.S. Cellular.  Additional unidentified or unrecognized risks and uncertainties may materially adversely affect U.S. Cellular’s business, financial condition and/or operating results. Subject to the foregoing, U.S. Cellular has not identified for disclosure any material changes to the risk factors as previously disclosed in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2008, except that the following risk factor in such Form 10-K is hereby updated as follows:

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

In January 2009, Nortel Networks Corporation (“Nortel”), a key supplier of network equipment, business communications systems, and technical support for U.S. Cellular, announced that it, Nortel Networks Limited and certain of its other Canadian subsidiaries obtained creditor protection under the Companies’ Creditors Arrangement Act in Canada.  Additionally, certain of Nortel’s U.S. subsidiaries, including Nortel Networks Inc. and Nortel Networks Capital Corporation, have filed voluntary petitions in the United States under Chapter 11 (“reorganization”) of the U.S. Bankruptcy Code, and certain of Nortel’s other subsidiaries made similar filings in other jurisdictions.

Nortel is operating under these protections and is pursuing sales of portions of its operations and assets to various parties. In the event that Nortel or the successor acquirers of its assets and operations are not able to continue to provide equipment and services, U.S. Cellular believes that it will be able to purchase similar network equipment, business communications systems and technical support from other suppliers and, therefore, U.S. Cellular does not believe Nortel’s reorganization and the sale of Nortel’s assets and operations to other entities will have a significant impact on U.S. Cellular’s day-to-day operations. However, the following could adversely impact U.S. Cellular’s future results of operations and cash flows:

•                  Reduced competition among telecommunications equipment suppliers could increase the future costs to acquire such equipment;

•                  Replacement and upgrades of Nortel equipment with equipment from other vendors could be more costly;

•                  The potential lack of future upgrades or enhancements to Nortel equipment could reduce the useful life of such equipment, and result in accelerated depreciation charges; and

•                  Maintenance of Nortel equipment could be more costly.

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

During the three months ended June 30, 2009, U.S. Cellular repurchased 140,000 Common Shares for $6.0 million, or an average of $43.15 per share pursuant to this authorization.

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC), of U.S. Cellular Common Shares during the quarter covered by this Form 10-Q.

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number of
			Common Shares	Common Shares that
	Total Number	Average Price	Purchased as Part of	May Yet Be Purchased
	of Common	Paid per	Publicly Announced	Under the
Period	Shares Purchased	Common Share	Plans or Programs	Plans or Programs
April 1 – 30, 2009	—	—	—	143,000
May 1 – 31, 2009	—	—	—	143,000
June 1 – 30, 2009	140,000	$43.15	140,000	—
Total for or as of end of the quarter ended June 30, 2009	140,000	$43.15	140,000	—

The following is additional information with respect to the Limited Authorization:

i.	The date the program was announced was May 15, 2000 by Form 10-Q. The date the amended program was announced was February 26, 2009 by Form 10-K.

ii.

On November 18, 2008, the Board of Directors of U.S. Cellular amended the Limited Authorization to permit the repurchase of up to 5% of the outstanding U.S. Cellular Common Shares held by persons other than TDS affiliates in each twelve-month period.

iii.	There is no expiration date for the program.

iv.	The Limited Authorization did not expire during the second quarter of 2009.

v.	U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program prior to expiration, or cease making further purchases thereunder, during the second quarter of 2009.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders of U.S. Cellular held on May 19, 2009, the following number of votes was cast with respect to the matters indicated, resulting in the outcomes indicated:

1.               Election of Directors:

a.               For the election of one Class I Director of the Company by the holders of Common Shares:

Nominee	For	Withhold	Broker Non-vote	Outcome
Harry J. Harczak, Jr.	52,317,807	667,805	—	Elected

b.              For the election of three Class I Directors of the Company by the holder of Series A Common Shares:

Nominee	For	Withhold	Broker Non-vote	Outcome
LeRoy T. Carlson	330,058,770	—	—	Elected

Gregory P. Josefowicz	330,058,770	—	—	Elected

John E. Rooney	330,058,770	—	—	Elected

c.               For the election of one Class II Director of the Company by the holder of Series A Common Shares:

Nominee	For	Withhold	Broker Non-vote	Outcome
James Barr III	330,058,770	—	—	Elected

The names of the remaining Directors who did not stand for election at the Annual Meeting and whose terms of office as Directors continued after such meeting are LeRoy T. Carlson, Jr., Kenneth R. Meyers, Walter C.D. Carlson, J. Samuel Crowley, Ronald E. Daly and Paul-Henri Denuit.

2.               Approval of an amended Non-Employee Director Compensation Plan:

For	Against	Abstain	Broker Non-vote	Outcome
380,957,533	908,029	6,597	1,172,223	Approved

3.               Approval of an amended 2005 Long-Term Incentive Plan:

For	Against	Abstain	Broker Non-vote	Outcome
380,289,642	1,556,696	25,821	1,172,223	Approved

4.               Proposal to Ratify the Selection of PricewaterhouseCoopers LLP as Independent Public Accountants for 2009:

For	Against	Abstain	Broker Non-vote	Outcome
383,015,031	24,623	4,728	—	Approved

Item 5. Other Information.

a.               The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular did not borrow or repay any amounts under its revolving credit facility in the second quarter of 2009. U.S. Cellular had no borrowings outstanding under its Revolving Credit Agreement as of June 30, 2009.  U.S. Cellular entered into a new revolving credit facility on June 30, 2009 and terminated its prior revolving credit facility at the same time.

A description of U.S. Cellular’s new revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated June 30, 2009 and is incorporated by reference herein.  A description of the termination of the prior U.S. Cellular revolving credit facility is set forth in Item 1.02 of such Form 8-K and is incorporated by reference herein.

b.              The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 5.02 — Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements for Certain Officers.

On May 19, 2009, shareholders of U.S. Cellular approved the U.S. Cellular Compensation Plan for Non-Employee Directors.  A description of this plan is set forth in U.S. Cellular’s Notice of Annual Meeting and Proxy Statement as filed with the SEC on April 15, 2009 and is incorporated by reference herein.

On May 19, 2009, shareholders of U.S. Cellular approved the U.S. Cellular 2005 Long Term Incentive Plan, as amended.  A description of this plan is set forth in U.S. Cellular’s Notice of Annual Meeting and Proxy Statement as filed with the SEC on April 15, 2009 and is incorporated by reference herein.

On June 26, 2009, the U.S. Cellular 2009 Executive Officer Annual Incentive Plan Effective January 1, 2009 was approved by U.S. Cellular’s Chairman, who does not participate in such incentive plan.  A description of this plan is set forth in U.S. Cellular’s Current Report on Form 8-K dated June 26, 2009 and is incorporated by reference herein.

Item 6. Exhibits

Exhibit 4.1 — $300,000,000 Credit Agreement dated June 30, 2009 among U.S. Cellular and the lenders and other parties identified therein is hereby incorporated by reference from Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated June 30, 2009.

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

Exhibit 10.3 — U.S. Cellular 2009 Executive Officer Annual Incentive Plan Effective January 1, 2009 is hereby incorporated by reference from Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated June 26, 2009.

Exhibit 11 — Statement regarding computation of per share earnings is included herein as Note 7 — Earnings Per Share in the Notes to Consolidated Financial Statements.

Exhibit 12 — Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 18 — Preferability letter from Independent Registered Public Accounting Firm.

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

UNITED STATES CELLULAR CORPORATION

(Registrant)

Date: August 6, 2009	/s/ John E. Rooney
John E. Rooney
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2009	/s/ Steven T. Campbell
Steven T. Campbell
Executive Vice President-Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 6, 2009	/s/ Kenneth R. Meyers
Kenneth R. Meyers
Chief Accounting Officer
(Principal Accounting Officer)

Date: August 6, 2009	/s/ Ljubica A. Petrich
Ljubica A. Petrich
Vice President and Controller

Signature page for the U.S. Cellular 2009 Second Quarter Form 10-Q