Form 10-Q
period 2009-09-30
UNITED STATES CELLULAR CORP
filed 2009-11-05
CIK 821130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2009
Common Shares, $1 par value	53,737,102 Shares
Series A Common Shares, $1 par value	33,005,877 Shares

Part I. Financial Information
Item 1. Financial Statements

United States Cellular Corporation
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars and shares in thousands, except per share amounts)
Operating revenues
Service	$984,923	$1,013,928	$2,941,552	$2,963,374
Equipment sales	73,377	77,947	212,062	226,949
Total operating revenues	1,058,300	1,091,875	3,153,614	3,190,323

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	205,458	197,473	600,267	585,141
Cost of equipment sold	189,354	185,992	531,110	540,182
Selling, general and administrative (including charges from affiliates of $27.7 million and $30.7 million, respectively, for the three months and $82.6 million and $85.6 million, respectively, for the nine months)	454,839	436,135	1,277,357	1,258,177
Depreciation, amortization and accretion	147,586	145,434	423,851	433,222
Loss on asset disposals, net	3,371	6,884	7,648	16,776
Total operating expenses	1,000,608	971,918	2,840,233	2,833,498

Operating income	57,692	119,957	313,381	356,825

Investment and other income (expense)
Equity in earnings of unconsolidated entities	23,126	22,319	73,247	66,361
Interest and dividend income	1,420	1,137	2,648	4,471
Gain on disposition of investments	—	16,628	—	16,628
Interest expense	(19,358)	(19,722)	(57,767)	(60,611)
Other, net	905	391	1,183	1,109
Total investment and other income (expense)	6,093	20,753	19,311	27,958

Income before income taxes	63,785	140,710	332,692	384,783
Income tax expense	22,541	45,506	111,521	137,062

Net income	41,244	95,204	221,171	247,721
Less: Net income attributable to noncontrolling interests, net of tax	(5,606)	(5,255)	(17,583)	(14,613)
Net income attributable to U.S. Cellular	$35,638	$89,949	$203,588	$233,108

Basic weighted average shares outstanding	86,848	87,460	87,011	87,534
Basic earnings per share attributable to U.S. Cellular shareholders	$0.41	$1.03	$2.34	$2.66

Diluted weighted average shares outstanding	87,128	87,833	87,216	87,908
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.41	$1.02	$2.33	$2.65
The accompanying notes are an integral part of these consolidated financial statements. 3

United States Cellular Corporation

Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities
Net income	$221,171	$247,721
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	423,851	433,222
Bad debts expense	73,100	52,753
Stock-based compensation expense	13,000	11,293
Deferred income taxes, net	44,429	44,486
Equity in earnings of unconsolidated entities	(73,247)	(66,361)
Distributions from unconsolidated entities	51,306	50,859
Gain on disposition of investments	—	(16,628)
Loss on asset disposals, net	7,648	16,776
Excess tax benefit from stock awards	(4)	(1,018)
Other noncash expense	1,828	1,539
Changes in assets and liabilities from operations
Accounts receivable	(101,263)	(71,551)
Inventory	(4,509)	(11,552)
Accounts payable - trade	(13,432)	11,383
Accounts payable - affiliate	(980)	134
Customer deposits and deferred revenues	(4,858)	9,534
Accrued taxes	58,139	(1,724)
Accrued interest	9,787	9,787
Other assets and liabilities	(68,272)	(24,073)
	637,694	696,580

Cash flows from investing activities
Additions to property, plant and equipment	(357,770)	(395,637)
Proceeds from disposition of investments	—	16,690
Cash received from divestitures	50	6,838
Cash paid for acquisitions and licenses	(12,527)	(314,730)
Other investing activities	1,357	(1,255)
	(368,890)	(688,094)

Cash flows from financing activities
Issuance of notes payable	—	100,000
Repayment of notes payable	—	(100,000)
Common shares reissued for benefit plans, net of tax payments	(119)	(1,286)
Common shares repurchased	(24,283)	(23,146)
Excess tax benefit from stock awards	4	1,018
Payment of debt issuance costs	(4,416)	—
Distributions to noncontrolling interests	(5,856)	(9,146)
Other financing activities	(236)	(2,851)
	(34,906)	(35,411)

Net increase (decrease) in cash and cash equivalents	233,898	(26,925)

Cash and cash equivalents
Beginning of period	170,996	204,533
End of period	$404,894	$177,608

The accompanying notes are an integral part of these consolidated financial statements. 4

United States Cellular Corporation

Consolidated Balance Sheet — Assets

	September 30, 2009	December 31, 2008
	(Unaudited)
	(Dollars in thousands)
Current assets
Cash and cash equivalents	$404,894	$170,996
Accounts receivable
Customers, less allowances of $15,745 and $8,222, respectively	338,852	330,390
Roaming	32,248	34,841
Affiliated	198	1,579
Other, less allowances of $525 and $150, respectively	76,660	52,809
Inventory	121,073	116,564
Prepaid income taxes	4,793	22,515
Prepaid expenses	63,020	51,645
Net deferred income tax asset	19,481	19,481
Other current assets	53,101	14,227
	1,114,320	815,047
Investments
Licenses	1,445,501	1,433,415
Goodwill	494,737	494,279
Customer lists, net of accumulated amortization of $91,638 and $87,976, respectively	5,273	8,936
Investments in unconsolidated entities	177,497	156,637
Notes and interest receivable – long-term	4,247	4,297
	2,127,255	2,097,564
Property, plant and equipment
In service and under construction	5,718,767	5,884,383
Less: accumulated depreciation	3,157,001	3,264,007
	2,561,766	2,620,376

Other assets and deferred charges	38,484	33,055

Total assets	$5,841,825	$5,566,042

The accompanying notes are an integral part of these consolidated financial statements. 5

United States Cellular Corporation

Consolidated Balance Sheet — Liabilities and Shareholders’ Equity

	September 30, 2009	December 31, 2008
	(Unaudited)
	(Dollars in thousands)
Current liabilities
Current portion of long-term debt	$10,088	$10,258
Accounts payable
Affiliated	8,633	9,613
Trade	235,353	248,785
Customer deposits and deferred revenues	146,224	151,082
Accrued taxes	56,500	17,643
Accrued compensation	57,012	55,969
Other current liabilities	102,157	108,533
	615,967	601,883

Deferred liabilities and credits
Net deferred income tax liability	518,245	478,106
Other deferred liabilities and credits	250,762	233,619
	769,007	711,725

Long-term debt	997,552	996,636

Commitments and contingencies

Noncontrolling interests with mandatory redemption features	708	589

Equity
U.S. Cellular shareholders' equity
Common Shares, par value $1 per share; authorized 140,000,000 shares; issued 55,068,000 shares	55,068	55,068
Series A Common Shares, par value $1 per share; authorized 50,000,000 shares; issued and outstanding 33,006,000 shares	33,006	33,006
Additional paid-in capital	1,353,544	1,340,146
Treasury shares, at cost, 1,331,000 and 794,000 Common Shares, respectively	(63,912)	(50,258)
Retained earnings	2,020,710	1,828,680
Total U.S. Cellular shareholders' equity	3,398,416	3,206,642

Noncontrolling interests	60,175	48,567

Total equity	3,458,591	3,255,209

Total liabilities and equity	$5,841,825	$5,566,042

The accompanying notes are an integral part of these consolidated financial statements. 6

United States Cellular Corporation

Consolidated Statement of Changes in Equity
(Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Common Shares	Series A Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2008	$55,068	$33,006	$1,340,146	$(50,258)	$1,828,680	$3,206,642	$48,567	$3,255,209
Add (Deduct)
Net income excluding portion attributable to noncontrolling interests with mandatory redemption features	—	—	—	—	203,588	203,588	17,464	221,052
Repurchase of Common Shares	—	—	—	(24,283)	—	(24,283)	—	(24,283)
Incentive and compensation plans	—	—	1,391	10,629	(11,558)	462	—	462
Stock-based compensation awards	—	—	13,000	—	—	13,000	—	13,000
Tax windfall (shortfall) from stock awards	—	—	(993)	—	—	(993)	—	(993)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,856)	(5,856)
Balance, September 30, 2009	$55,068	$33,006	$1,353,544	$(63,912)	$2,020,710	$3,398,416	$60,175	$3,458,591

The accompanying notes are an integral part of these consolidated financial statements. 7

United States Cellular Corporation

Consolidated Statement of Changes in Equity
(Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Common Shares	Series A Common Shares	Additional Paid-In Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2007	$55,068	$33,006	$1,316,785	$(41,859)	$10,134	$1,823,022	$3,196,156	$46,831	$3,242,987
Add (Deduct)
Net income excluding portion attributable to noncontrolling interests with mandatory redemption features	—	—	—	—	—	233,108	233,108	16,276	249,384
Net change in marketable equity securities	—	—	—	—	(10,134)	—	(10,134)	—	(10,134)
Repurchase of Common Shares	—	—	4,554	(27,700)	—	—	(23,146)	—	(23,146)
Incentive and compensation plans	—	—	1,323	18,433	—	(20,296)	(540)	—	(540)
Stock-based compensation awards	—	—	11,293	—	—	—	11,293	—	11,293
Tax windfall (shortfall) from stock awards	—	—	2,029	—	—	—	2,029	—	2,029
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9,146)	(9,146)
Other	—	—	—	—	—	—	—	183	183
Balance, September 30, 2008	$55,068	$33,006	$1,335,984	$(51,126)	$—	$2,035,834	$3,408,766	$54,144	$3,462,910

The accompanying notes are an integral part of these consolidated financial statements. 8

United States Cellular Corporation

Notes to Consolidated Financial Statements

1.   Basis of Presentation

United States Cellular Corporation (“U.S. Cellular®”), a Delaware Corporation, is an 82%-owned subsidiary of Telephone and Data Systems, Inc. (“TDSTM”).

The accounting policies of U.S. Cellular conform to accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. The consolidated financial statements include the accounts of U.S. Cellular, its majority-owned subsidiaries since acquisition, general partnerships in which U.S. Cellular has a majority partnership interest and any entity in which U.S. Cellular has a variable interest that requires U.S. Cellular to recognize a majority of the entity’s expected gains or losses. All material intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the 2009 presentation.

The consolidated financial statements included herein have been prepared by U.S. Cellular, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, U.S. Cellular believes that the disclosures included herein are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of September 30, 2009 and December 31, 2008, the results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows and changes in equity for the nine months ended September 30, 2009 and 2008.  The results of operations for the three and nine months ended September 30, 2009, and cash flows and changes in equity for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

2.   Summary of Significant Accounting Policies

Amounts Collected from Customers and Remitted to Governmental Authorities

If the tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the governmental authority imposing such tax, the amounts collected from customers and remitted to governmental authorities are recorded net in Accrued taxes in the Consolidated Balance Sheet.  If the tax is assessed upon U.S. Cellular, the amounts collected from customers as recovery of the tax are recorded in Service revenues and the amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.  The amounts recorded in Service revenues that are billed to customers and remitted to governmental authorities totaled $31.9 million and $85.0 million for the three and nine months ended September 30, 2009, respectively, and $38.3 million and $107.8 million for the three and nine months ended September 30, 2008, respectively.

Implementation of Revised Business Combinations Accounting

Effective January 1, 2009, U.S. Cellular adopted new required provisions under GAAP related to business combinations.  Although the revised provisions still require that all business combinations are to be accounted for at fair value in accordance with the acquisition method, they require U.S. Cellular to revise its application of the acquisition method in a number of significant aspects.  Specifically, the new provisions require that transaction costs are to be expensed and that the acquirer must recognize 100% of the acquiree’s assets and liabilities, rather than a proportional share, for acquisitions of less than 100% of a business.  In addition, the revised provisions eliminate the step acquisition model and provide that all business combinations, whether full, partial or step acquisitions, will result in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date.  U.S. Cellular did not have any business combinations during the nine months ended September 30, 2009.

Implementation of Noncontrolling Interests Accounting

See Note 3 — Noncontrolling Interests for information related to U.S. Cellular’s adoption of new required provisions under GAAP related to accounting for noncontrolling interests effective January 1, 2009.

Recent Accounting Pronouncements

In June 2009, the FASB issued an update to accounting standards now reflected in FASB Accounting Standards Codification No. 810, Consolidation.  This revised guidance changes how U.S. Cellular will determine when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated.  U.S. Cellular has several variable interest entities within the scope of these requirements (see Note 6 – Variable Interest Entities).  This revised guidance related to variable interest entities is effective for U.S. Cellular on January 1, 2010.  U.S. Cellular has not yet determined the impact of adoption of the revised guidance, if any, on its financial position or results of operations.

3.   Noncontrolling Interests

Noncontrolling Interests Accounting

Effective January 1, 2009, U.S. Cellular adopted new required provisions under GAAP related to accounting for noncontrolling interests.

Pursuant to this adoption, the following provisions were applied retrospectively to all periods presented in these financial statements:

•      U.S. Cellular reclassified noncontrolling interests, formerly known as “minority interests,” from a separate caption between liabilities and shareholders' equity (“mezzanine section”) to a component of equity, with the exception of noncontrolling interests with redemption features, which continue to require mezzanine section presentation. Previously, minority interests generally were reported in the balance sheet in the mezzanine section.

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

•      Shares of U.S. Cellular held by its subsidiary are reflected as treasury shares in the consolidated financial statements.  Previously, these shares were not reflected as issued shares and treasury shares in the consolidated financial statements.  As a result, 22,534 Common Shares were added to both Common Shares issued and Treasury Shares in the Consolidated Balance Sheet as of September 30, 2009 and December 31, 2008.

Pursuant to this adoption, the following provisions were applied prospectively effective January 1, 2009:

•         All earnings and losses of a subsidiary are attributed to the parent and the noncontrolling interest, even if the losses attributable to the noncontrolling interest result in a deficit noncontrolling interest balance.  Previously, any losses exceeding the noncontrolling interest’s investment in the subsidiary were attributed to the parent.  This change did not have a significant impact on U.S. Cellular’s financial statements for the nine months ended September 30, 2009.

•         Once control of a subsidiary is obtained, changes in ownership interests in that subsidiary that do not result in a loss of control are accounted for as equity transactions.  Previously, decreases in ownership interest in a subsidiary were accounted for as equity transactions, while increases in ownership interests of a subsidiary were accounted for as step acquisitions.  U.S. Cellular did not enter into any transactions in the nine months ended September 30, 2009 that changed its ownership interest in its consolidated subsidiaries.  During the nine months ended September 30, 2008, U.S. Cellular purchased noncontrolling interests in a consolidated subsidiary.  U.S. Cellular accounted for this transaction as a step acquisition.  The amounts recorded in this transaction are reflected in the changes in the balances of Licenses, Goodwill and Customer lists.

Mandatorily Redeemable Noncontrolling Interests in Finite-Lived Subsidiaries

Under GAAP, certain noncontrolling interests in consolidated entities with finite lives may meet the definition of mandatorily redeemable financial instruments. U.S. Cellular’s consolidated financial statements include certain noncontrolling interests that meet this definition of mandatorily redeemable financial instruments.  These mandatorily redeemable noncontrolling interests represent interests held by third parties in consolidated partnerships and limited liability companies (“LLCs”), where the terms of the underlying partnership or LLC agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the noncontrolling interest holders and U.S. Cellular in accordance with the respective partnership and LLC agreements.  The termination dates of these mandatorily redeemable noncontrolling interests range from 2085 to 2094.

The settlement value of U.S. Cellular’s mandatorily redeemable noncontrolling interests in finite-lived subsidiaries is estimated to be $138.2 million at September 30, 2009.  This amount represents the estimate of cash that would be due and payable to settle these noncontrolling interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on September 30, 2009, net of estimated liquidation costs.  U.S. Cellular currently has no plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates.  The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at September 30, 2009 was $56.5 million, and was included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests of $81.7 million was due primarily to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs.  Neither the noncontrolling interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries was reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature.  Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

4.   Fair Value Measurements

As of September 30, 2009 and December 31, 2008, U.S. Cellular did not have any financial assets or liabilities that were required, under the fair value accounting standards of GAAP, to be recorded at fair value on a recurring basis in its Consolidated Balance Sheet. However, U.S. Cellular has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes.  The fair value of financial instruments was as follows:

	September 30, 2009		December 31, 2008
	Book Value	Fair Value	Book Value	Fair Value
	(Dollars in thousands)
Cash and cash equivalents	$404,894	$404,894	$170,996	$170,996
Current portion of long-term debt (1)	10,000	9,886	10,000	9,887
Long-term debt (1)	993,088	940,666	992,748	663,432

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

As of September 30, 2009, U.S. Cellular did not have any nonfinancial assets or liabilities that required the application of fair value accounting for purposes of reporting such amounts in its Consolidated Balance Sheet.

5.   Income Taxes

U.S. Cellular is included in a consolidated federal income tax return and in certain state income tax returns with other members of the TDS consolidated group.  For financial statement purposes, U.S. Cellular and its subsidiaries compute their income tax expense as if they comprised a separate affiliated group and were not included in the TDS consolidated group.

U.S. Cellular’s overall effective tax rate on Income before income taxes for the three and nine months ended September 30, 2009 was 35.3% and 33.5%, respectively, and for the three and nine months ended September 30, 2008 was 32.3% and 35.6%, respectively.

•      The effective tax rate of 35.3% for the three months ended September 30, 2009 was higher than the rate of 32.3% for the three months ended September 30, 2008 primarily due to discrete income tax benefits which aggregated $1.2 million and $6.0 million for the three months ended September 30, 2009 and 2008, respectively. In the three months ended September 30, 2008, approximately $3.0 million of the discrete benefits were the result of a change in U.S. Cellular’s filing position in a state for the years 2004 through 2007, which resulted in the filing of amended state tax returns for these years. Absent these benefits, the effective tax rate for the three months ended September 30, 2009 and 2008 would have been 37.2% and 36.6%, respectively.

•      The effective tax rate of 33.5% for the nine months ended September 30, 2009 was lower than the rate of 35.6% for the nine months ended September 30, 2008 primarily due to discrete income tax benefits which aggregated $13.6 million and $6.7 million for the nine months ended September 30, 2009 and 2008, respectively. In the nine months ended September 30, 2009, approximately $6.9 million of the discrete benefits were the result of a state tax benefit resulting from a state tax law change. This law change is not expected to have any ongoing benefit. In the nine months ended September 30, 2008, the discrete benefits were primarily the result of the items discussed above for the three months ended September 30, 2008. Absent these benefits, the effective tax rate for the nine months ended September 30, 2009 and 2008 would have been 37.6% and 37.4%, respectively.

In 2008, upon completion of the audit of the TDS consolidated group’s federal income tax returns for the years 2002 through 2005, the Internal Revenue Service (“IRS”) issued a proposed assessment of income tax.  TDS protested the proposed assessment.  A tentative resolution has been reached with the IRS, which is subject to review by the Joint Committee on Taxation.  Under the tentative resolution, the IRS would concede the proposed adjustments and penalties in full.  Pursuant to a provision of the Internal Revenue Code, TDS made a $38 million deposit with the IRS in order to eliminate any potential interest expense subsequent to the deposit.  U.S. Cellular then paid TDS a $34 million deposit in March 2009, which represented its proportionate share of the deposit that TDS paid to the IRS. This deposit is included in Other current assets in U.S. Cellular’s Consolidated Balance Sheet at September 30, 2009.  Subject to Joint Committee approval of the tentative resolution with the IRS, the deposit made by TDS would be refunded to TDS by the IRS and TDS would refund U.S. Cellular’s portion to U.S. Cellular.

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

(1)   As of September 30, 2009 and as of the date of the filing of this Form 10-Q, the FCC had not granted licenses to Aquinas Wireless and King Street Wireless for Auctions 78 and 73, respectively.

(2)   Provisionally won.

Consolidated Variable Interest Entities

As of September 30, 2009, U.S. Cellular consolidates the following entities that are “variable interest entities” (“VIEs”) under GAAP:

•   Aquinas Wireless;

•   King Street Wireless and King Street Wireless, Inc., the general partner of King Street Wireless;

•   Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless; and

•   Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless.

GAAP establishes certain criteria for consolidation of variable interest entities when voting control is not present.  Specifically, for a variable interest entity, as such term is defined by GAAP, an entity, referred to as the primary beneficiary, that absorbs a majority of the variable interest entity's expected gains or losses is required to consolidate such a variable interest entity.  U.S. Cellular holds a variable interest in the entities listed above due to capital contributions and/or advances it has provided to these entities.  Given the significance of these contributions and/or advances in relation to the equity investment at risk, U.S. Cellular was deemed to be the primary beneficiary of these VIEs.  Accordingly, these VIEs are consolidated because U.S. Cellular anticipates benefiting from or absorbing a majority of these VIEs' expected gains or losses.

Following is a summary of the capital contributions and advances made to each entity by U.S. Cellular as of September 30, 2009 (dollars in thousands).  The amounts shown in the table below exclude funds provided to these entities solely from the shareholder of the general partner.

Aquinas Wireless	$2,132
King Street Wireless & King Street Wireless, Inc.	300,604
Barat Wireless & Barat Wireless, Inc.	127,485
Carroll Wireless & Carroll PCS, Inc.	130,594
$560,815

The following table presents the classification of the consolidated VIEs’ assets and liabilities in U.S. Cellular’s Consolidated Balance Sheet.

	September 30, 2009	December 31, 2008

	(Dollars in thousands)
Assets
Cash	$481	$684
Other current assets	230	63
Licenses	487,962	487,962
Other assets	425	—
Total assets	$489,098	$488,709

Liabilities
Customer deposits and deferred revenues	$65	$63
Total liabilities	$65	$63

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

See Note 13 — Commitments and Contingencies for additional information related to the participation of Carroll Wireless, Barat Wireless and King Street Wireless in Auction 58, Auction 66 and Auction 73, respectively.

These VIEs are in the process of developing long-term business and financing plans.  These entities were formed to participate in FCC auctions of wireless spectrum and to fund, establish and provide wireless service with respect to any FCC licenses won in the auctions.  As such, these entities have risks similar to those described in the "Risk Factors" in U.S. Cellular's Form 10-K for the year ended December 31, 2008.

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

The amounts used in computing Earnings per Common and Series A Common Share and the effects of potentially dilutive securities on the weighted average number of Common and Series A Common Shares are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008
	(Dollars and shares in thousands, except per share amounts)
Net income attributable to U.S. Cellular	$35,638	$89,949	$203,588	$233,108

Weighted average number of shares used in basic earnings per share	86,848	87,460	87,011	87,534
Effect of dilutive securities:
Stock options (1)	36	136	20	195
Restricted stock units (2)	244	237	185	179
Weighted average number of shares used in diluted earnings per share	87,128	87,833	87,216	87,908

Basic earnings per share attributable to U.S. Cellular shareholders	$0.41	$1.03	$2.34	$2.66

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.41	$1.02	$2.33	$2.65

(1)   Stock options exercisable into 2,072,338 and 2,023,926 Common Shares in the three and nine months ended September 30, 2009, respectively, and 1,265,139 and 794,429 Common Shares in the three and nine months ended September 30, 2008, respectively, were not included in computing Diluted Earnings per Share because their effects were antidilutive.

(2)   Restricted stock units issuable upon vesting into 306 and 175,109 Common Shares in the three and nine months ended September 30, 2009, respectively, and 930 and 151,310 Common Shares in the three and nine months ended September 30, 2008, respectively, were not included in computing Diluted Earnings per Share because their effects were antidilutive.

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

Significant transactions pending as of September 30, 2009

The FCC auction of spectrum in the PCS and AWS-1 bands, designated by the FCC as Auction 78, closed on August 20, 2008. U.S. Cellular participated in Auction 78 indirectly through its limited partnership interest in Aquinas Wireless.  Aquinas Wireless paid $2.1 million to the FCC in 2008 for five licenses for which it was the provisional winning bidder in the auction.

U.S. Cellular also participated in the FCC auction of spectrum in the 700 megahertz band, designated as Auction 73, which closed on March 20, 2008. U.S. Cellular participated in Auction 73 indirectly through its limited partnership interest in King Street Wireless.  King Street Wireless paid $300.5 million to the FCC in 2008 for 152 licenses for which it was the provisional winning bidder in the auction.

There is no prescribed timeframe for the FCC to review the qualifications of the various winning bidders and grant licenses related to Auctions 78 and 73. As of September 30, 2009 and as of the date of the filing of this Form 10-Q, the FCC had not granted the licenses to Aquinas Wireless or King Street Wireless. See Note 6—Variable Interest Entities, for further details on Aquinas Wireless and King Street Wireless.

9.   Gain on Disposition of Investments

Prior to August 7, 2008, U.S. Cellular held 370,882 common shares of Rural Cellular Corporation (“RCC”).  On August 7, 2008, RCC was acquired by Verizon Wireless, with shareholders of RCC receiving cash of $45 per share in exchange for each RCC share owned.  As a result of this exchange, U.S. Cellular received total cash proceeds of $16.7 million and recognized a pre-tax gain of $16.4 million in August 2008.

10.   Licenses and Goodwill

Changes in U.S. Cellular’s licenses and goodwill for the nine months ended September 30, 2009 and 2008 are presented below.

	September 30, 2009	September 30, 2008

	(Dollars in thousands)
Licenses
Balance, beginning of period	$1,433,415	$1,482,446
Acquisitions	12,250	312,397
Other	(164)	—
Balance, end of period	$1,445,501	$1,794,843

	September 30, 2009	September 30, 2008

	(Dollars in thousands)
Goodwill
Balance, beginning of period	$494,279	$491,316
Acquisitions	—	2,602
Other	458	—
Balance, end of period	$494,737	$493,918

Licenses and goodwill must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Historically, U.S. Cellular completed the required annual impairment assessment of its licenses and goodwill as of April 1 of each year.

As a result of the deterioration in the credit and financial markets and the decline of the overall economy in the fourth quarter of 2008, U.S. Cellular performed an interim impairment assessment of licenses and goodwill as of December 31, 2008.  The assessment resulted in an impairment loss of $386.7 million on licenses, which was recognized in December 2008, and no impairment of goodwill.

As noted above, U.S. Cellular’s annual impairment review of goodwill and indefinite-lived intangible assets was completed as of April 1 of each year. Effective April 1, 2009, U.S. Cellular adopted a new accounting policy whereby its annual impairment review of goodwill and indefinite-lived intangible assets will be performed as of November 1 instead of April 1 of each year.  As indicated above, an impairment analysis of goodwill and indefinite-lived intangible assets was last completed as of December 31, 2008. The change in the annual goodwill and indefinite-lived intangible asset impairment testing date was made to better align the annual impairment test with the timing of U.S. Cellular’s annual strategic planning process, which allows for a better estimate of the future cash flows used in discounted cash flow models to test for impairment.  This change in accounting policy does not delay, accelerate or avoid an impairment charge. Accordingly, U.S. Cellular management believes that this accounting change is preferable under the circumstances.

11. Investment in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $23.1 million and $22.3 million in the three months ended September 30, 2009 and 2008, respectively, and $73.2 million and $66.4 million in the nine month periods then ended, respectively.  Of those amounts, U.S. Cellular’s investment in the Los Angeles SMSA Partnership (“LA Partnership”) contributed $15.5 million and $15.3 million in the three months ended September 30, 2009 and 2008, respectively, and $49.5 million and $49.2 million in the nine months ended September 30, 2009 and 2008, respectively.  U.S. Cellular held a 5.5% ownership interest in the LA Partnership during these periods.

The following table summarizes the combined results of operations of U.S. Cellular’s equity method investments:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008
	(Dollars in thousands)

Revenues	$1,211,000	$1,235,000	$3,580,000	$3,580,000
Operating expenses	870,000	875,000	2,518,000	2,504,000
Operating income	341,000	360,000	1,062,000	1,076,000
Other income (expense)	8,000	5,000	29,000	16,000
Net income	$349,000	$365,000	$1,091,000	$1,092,000

12. Notes Payable

Prior to June 30, 2009, U.S. Cellular had a $700 million revolving credit facility available for general corporate purposes.  On June 30, 2009, U.S. Cellular entered into a new $300 million revolving credit agreement with certain lenders and other parties.  As a result, U.S. Cellular’s $700 million revolving credit agreement, which was due to expire in December 2009, was terminated on June 30, 2009 as a condition of entering into the new agreement.  The new revolving credit agreement provides U.S. Cellular with a $300 million senior revolving credit facility for working capital, acquisitions and other corporate purposes and to refinance any existing debt of U.S. Cellular.  Amounts under the new revolving credit facility may be borrowed, repaid and reborrowed from time to time from and after June 30, 2009 until maturity in June 2012.

At September 30, 2009, there were no outstanding borrowings and $0.3 million of outstanding letters of credit, leaving $299.7 million available for use.  Borrowings under the new revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) (or, at U.S. Cellular’s option, an alternate “Base Rate” as defined in the new revolving credit agreement) plus a contractual spread based on U.S. Cellular’s credit rating.  U.S. Cellular may select borrowing periods of either one, two, three or six months (or other period of twelve months or less requested by U.S. Cellular if approved by the lenders).  At September 30, 2009, the one-month LIBOR was 0.25% and the contractual spread was 300 basis points.  If U.S. Cellular provides less than three business days notice of intent to borrow, interest on borrowings is the Base Rate plus the contractual spread (the Base Rate was 3.25% at September 30, 2009).

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

U.S. Cellular incurred debt issuance costs of $4.4 million in conjunction with obtaining the new credit facility, and such costs will be amortized on a straight line basis over the three year term of the facility.

The maturity date of any borrowings under U.S. Cellular’s new revolving credit facility would accelerate in the event of a change in control.

The continued availability of the new revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing.  U.S. Cellular believes it was in compliance as of September 30, 2009 with all covenants and other requirements set forth in its new revolving credit facility.

In connection with U.S. Cellular’s new revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated June 30, 2009 together with the administrative agent for the lenders under U.S. Cellular’s new revolving credit agreement.  Pursuant to this subordination agreement, (a) any consolidated funded indebtedness from U.S. Cellular to TDS will be unsecured and (b) any (i) consolidated funded indebtedness (other than “refinancing indebtedness” as defined in the subordination agreement) in excess of $105,000,000, and (ii) refinancing indebtedness in excess of $250,000,000, will be subordinated and made junior in right of payment to the prior payment in full of obligations to the lenders under U.S. Cellular’s new revolving credit agreement.  As of September 30, 2009, U.S. Cellular had no outstanding consolidated funded indebtedness or refinancing indebtedness that was subordinated to the revolving credit agreement pursuant to the subordination agreement.

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

Legal Proceedings

In February 2009, the United States Department of Justice ("DOJ") notified U.S. Cellular and its parent, TDS, that each is a named defendant in a civil action brought by a private party in the U.S. District Court for the District of Columbia under the "qui tam" provisions of the federal False Claims Act.  TDS and U.S. Cellular were advised that the complaint seeks return of approximately $165 million of bid credits from certain FCC auctions and requests treble damages.  The complaint was under seal while the DOJ considered whether to intervene in the proceeding.  On October 13, 2009, TDS and U.S. Cellular were advised that the DOJ had determined not to intervene in the proceeding.  As a result of the complaint, the DOJ had investigated TDS' and U.S. Cellular's participation in certain spectrum auctions conducted by the FCC between 2005 and 2008, through Carroll Wireless, L.P., Barat Wireless, L.P., and King Street Wireless, L.P.  Carroll Wireless, L.P. and Barat Wireless, L.P. were winning bidders in Auction 58, and Auction 66, respectively, and King Street Wireless, L.P. was a provisional winning bidder in Auction 73. These limited partnerships received a 25% bid credit in the applicable auction price under FCC rules.  The DOJ investigated whether these limited partnerships qualified for the 25% bid credit in auction price considering their arrangements with TDS and U.S. Cellular.  In addition, on October 13, 2009, the District Court unsealed the complaint.  If the private party plaintiff decides to pursue the matter, it must serve the complaint on TDS and U.S. Cellular within 120 days.  As of the date of filing of this Form 10-Q, the plaintiff has not served a complaint on TDS and U.S. Cellular and it is unknown if and when it may do so.  TDS and U.S. Cellular believe that U.S. Cellular's arrangements with these limited partnerships and the limited partnerships' participation in the FCC auctions complied with applicable law and FCC rules and each of TDS and U.S. Cellular intends to vigorously defend itself against any claim that it violated applicable law or FCC rules.  At this time, U.S. Cellular cannot predict the outcome of any proceeding.  The FCC sent a letter to King Street Wireless, L.P. requesting that it submit to the FCC a written response to the allegations in the complaint.  King Street Wireless, L.P. made this submission as requested by the FCC on May 8, 2009.  The FCC has not taken any formal action on the matter as of the date of the filing of this Form 10-Q.

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

14. Common Share Repurchases

Prior to November 18, 2008, the Board of Directors of U.S. Cellular had authorized the repurchase of up to 1% of the outstanding U.S. Cellular Common Shares held by non-affiliates in each three-month period, primarily for use in employee benefit plans (the "Limited Authorization").  On November 18, 2008, the Board of Directors of U.S. Cellular amended the Limited Authorization to permit the repurchase of up to 5% of the outstanding U.S. Cellular Common Shares held by persons other than TDS affiliates in each twelve-month period.  This authorization does not have an expiration date.

During the nine months ended September 30, 2009, U.S. Cellular repurchased 647,000 Common Shares for $24.3 million, or an average of $37.53 per Common Share.  As of September 30, 2009, U.S. Cellular could have repurchased an additional 1,000 Common Shares for the twelve months then ended under the Limited Authorization.  During the nine months ended September 30, 2008, U.S. Cellular repurchased 450,000 Common Shares for $27.7 million, or an average of $61.56 per Common Share.  In addition, U.S. Cellular received $4.6 million in cash during the nine months ended September 30, 2008 as a final settlement payment of 2007 Common Share repurchases executed through accelerated share repurchase agreements with an investment banking firm.

15. Accumulated Other Comprehensive Income

The cumulative balance of gains on marketable equity securities and related income tax effects included in Accumulated other comprehensive income are as follows:

	Nine Months Ended September 30,

	2009	2008
	(Dollars in thousands)
Balance, beginning of period	$—	$10,134
Add (deduct):
Unrealized gain	—	338
Deferred income tax expense	—	(124)
Net change in unrealized gains in comprehensive income	—	214

Recognized gain (1)	—	(16,356)
Income tax expense	—	6,008
Net recognized gain in comprehensive income	—	(10,348)
Net change in comprehensive income	—	(10,134)
Balance, end of period	$—	$—

Comprehensive income for the nine months ended September 30, 2009 and 2008 was as follows:

	Nine Months Ended September 30,

	2009	2008
	(Dollars in thousands)
Comprehensive Income
Net income	$221,171	$247,721
Net change in accumulated other comprehensive income	—	(10,134)
Comprehensive income	221,171	237,587
Less: Comprehensive income attributable to the noncontrolling interests	(17,583)	(14,613)
Comprehensive income attributable to U.S. Cellular	$203,588	$222,974

(1)   See Note 9 — Gain on Disposition of Investments for additional details on the disposition of marketable equity securities.

16. Supplemental Cash Flow Disclosures

The following represents cash flow information related to the issuance of Common Shares pursuant to stock-based compensation awards:

	Nine Months Ended September 30,

	2009	2008
	(Dollars in thousands)
Common Shares withheld (1)	34,418	287,609

Aggregate value of Common Shares withheld	$1,245	$16,875

Cash receipts upon exercise of stock options	$1,126	$3,266
Cash disbursements for payment of taxes (2)	(1,245)	(4,552)
Net cash disbursements from exercise of stock options and vesting of other stock awards	$(119)	$(1,286)

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

17. Subsequent Events

U.S. Cellular evaluated subsequent events from September 30, 2009 through November 5, 2009, the issuance date of these financial statements.  During this period, there have been no significant subsequent events that require adjustment to or disclosure in the financial statements as of September 30, 2009 and for the nine months then ended.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

United States Cellular Corporation (“U.S. Cellular®”) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 82%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS™”) as of September 30, 2009.

The following discussion and analysis should be read in conjunction with U.S. Cellular’s interim consolidated financial statements included in Item 1 above, and with its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2008.

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

U.S. Cellular provides wireless telecommunications services to approximately 6.1 million customers in five geographic market areas in 26 states. As of September 30, 2009, U.S. Cellular’s average penetration rate in its consolidated operating markets, calculated by dividing U.S. Cellular’s total customers by the total population of 46.3 million in such markets, was 13.2%. U.S. Cellular operates on a customer satisfaction strategy, meeting customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network. U.S. Cellular’s business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular believes that operating in contiguous market areas will continue to provide it with certain economies in its capital and operating costs. Financial and operating highlights in the first nine months of 2009 included the following:

•       Total customers were 6,131,000 at September 30, 2009, including 5,705,000 retail customers.

•       Retail customer net losses were 2,000 in the first nine months of 2009 compared to 116,000 net additions in 2008. The decrease year-over-year reflected higher churn rates, due to the weak economy and very competitive industry conditions including the increased impacts of unlimited prepay service providers in certain of U.S. Cellular’s markets.

•     Postpay customers comprised approximately 96% of U.S. Cellular’s retail customer base as of September 30, 2009. Postpay net additions were 36,000 in the first nine months of 2009 compared to 117,000 in 2008. The postpay churn rate was 1.6% in 2009.

•       Service revenues of $2,941.6 million decreased $21.8 million year-over-year, due primarily to a decrease of $59.4 million (24%) in inbound roaming revenues. Retail service revenue grew by $25.9 million (1%) due to increases in the average number of customers and the average monthly retail service revenue per customer.

•     Cash flows from operating activities were $637.7 million. At September 30, 2009, Cash and cash equivalents totaled $404.9 million and there were no outstanding borrowings under the revolving credit facility.

•       On June 30, 2009, U.S. Cellular entered into a new $300 million revolving credit agreement with certain lenders and other parties.  As a result, U.S. Cellular’s $700 million revolving credit agreement, which was due to expire in December 2009, was terminated on June 30, 2009 as a condition of entering into the new agreement.  The new revolving credit agreement provides U.S. Cellular with a $300 million senior revolving credit facility for working capital, acquisitions and other corporate purposes and to refinance any existing debt of U.S. Cellular.

•       Additions to property, plant and equipment totaled $357.8 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, expand mobile broadband services based on third generation Evolution Data Optimized technology (“3G”) to additional markets, outfit new and remodel existing retail stores and continue the development and enhancement of U.S. Cellular’s office systems. Total cell sites in service increased 7% year-over-year to 7,161.

•        As a proof point of its customer satisfaction strategy and Believe in Something BetterTM brand message, U.S. Cellular launched its new Battery Swap program in May 2009. Under this program, a customer can exchange a battery that is dead or dying for one that is fully charged, at no cost to the customer. U.S. Cellular is the first wireless company to offer this service in the United States, and hundreds of thousands of customers have taken advantage of it.

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

•        Operating income decreased $43.4 million, or 12%, to $313.4 million in 2009 from $356.8 million in 2008.

U.S. Cellular anticipates that future growth in its operating income will be affected by the following factors:

-          Overall demand for U.S. Cellular’s products and services, including potential growth in revenues from data products and services;

-          Increasing penetration in the wireless industry;

-          Increased competition in the wireless industry, including potential reductions in pricing for products and services overall and impacts associated with the expanding presence of carriers offering low-priced, unlimited prepay service;

-          Uncertainty related to current economic conditions and their impact on customer purchasing and payment behaviors;

-          Costs of customer acquisition and retention, such as equipment subsidies and advertising;

-          Industry consolidation and the resultant effects on roaming revenues, service and equipment pricing and other effects of competition;

-          Providing service in recently launched areas or potential new market areas;

-          Potential increases or decreases in prepay and reseller customers as a percentage of U.S. Cellular’s customer base;

-          Costs of developing and introducing new products and services;

-          Costs of developing and enhancing office and customer support systems, including costs and risks associated with the completion of important multi-year initiatives such as those described above;

-          Continued enhancements to its wireless networks, including expansion of 3G services and potential deployments of new technology;

-          Increasing costs of regulatory compliance; and

-          Uncertainty in future eligible telecommunication carrier (“ETC”) funding.

•        Net income attributable to U.S. Cellular decreased $29.5 million, or 13%, to $203.6 million in 2009 compared to $233.1 million in 2008, due primarily to lower operating income.  Basic earnings per share was $2.34 in 2009, which was $0.32 lower than in 2008, and Diluted earnings per share was $2.33, which was $0.32 lower than in 2008.

Cash Flows and Investments

U.S. Cellular believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide substantial liquidity and financial flexibility and are sufficient to permit U.S. Cellular to finance its contractual obligations and anticipated capital expenditures for the foreseeable future. U.S. Cellular continues to seek to maintain a strong balance sheet and an investment grade credit rating.

See “Financial Resources” and “Liquidity and Capital Resources” below for additional information related to cash flows and investments, including information related to U.S. Cellular’s new revolving agreement and the impacts of recent economic events.

Recent Developments

Congress recently enacted the American Recovery and Reinvestment Act of 2009, or the Recovery Act, which provides, among other things, for an aggregate appropriation of $7.2 billion to fund grants and loans to provide broadband infrastructure, access and equipment to consumers residing in rural, unserved or underserved areas of the United States. The application deadline for the first round of funding was August 24, 2009. U.S. Cellular submitted applications for grants. There is no assurance that U.S. Cellular will receive any grants of Recovery Act funds. The distribution of Recovery Act funds to other telecommunications service providers could impact competition in certain of U.S. Cellular’s service areas.

2009 Estimates

U.S. Cellular expects the factors described above to impact revenues and operating income for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause revenues and operating income to fluctuate over the next several quarters.

U.S. Cellular’s estimates of full-year 2009 results are shown below. Such estimates represent U.S. Cellular’s views as of the date of filing of U.S. Cellular’s Form 10-Q for the nine months ended September 30, 2009. Such forward‑looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

	2009 Estimated Results	2008 Actual Results

Service revenues	$3,900-$3,950 million	$3,940.3 million
Operating income (1) (2)	$300-$375 million	$27.7 million
Depreciation, amortization and accretion expenses (1) (2)	Approx. $600 million	$987.0 million
Capital expenditures	Approx. $575 million	$585.6 million

(1)   2008 Actual Results include losses on disposals of $23.4 million and impairment of assets of $386.7 million. The 2009 Estimated Results include only the estimate for Depreciation, amortization and accretion expenses and losses on disposals of assets, and do not include any estimate for losses on impairment of assets since these cannot be predicted.

(2)   The 2008 loss on impairment of assets of $386.7 million is not expected to have an impact on future operating results and liquidity.  In addition, historical operating results, including the 2008 impairment, are not necessarily indicative of future operating results.

U.S. Cellular management currently believes that the foregoing estimates represent a reasonable view of what is achievable considering actions that U.S. Cellular has taken and will be taking. However, the current general economic conditions have created a challenging business environment that could significantly impact actual results. U.S. Cellular expects to continue its focus on customer satisfaction by delivering a high quality network, attractively priced service plans, a broad line of handsets and other products, and outstanding customer service in its company-owned and agent retail stores and customer care centers. U.S. Cellular believes that future growth in its revenues will result primarily from selling additional products and services to its existing customers, increasing the number of multi‑device users among its existing customers, and attracting wireless users switching from other wireless carriers, rather than by adding users that are new to wireless service. U.S. Cellular is focusing on opportunities to increase revenues, pursuing cost reduction initiatives in various areas and implementing a number of initiatives to enable future growth. The initiatives are intended, among other things, to allow U.S. Cellular to accelerate its introduction of new products and services, better segment its customers for new services and retention, sell additional services such as data, expand its Internet sales and customer service capabilities, and improve its prepay products and services.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of September 30, (1)	2009	2008
Total market population of consolidated operating markets (2)	46,306,000	45,493,000
Customers (3)	6,131,000	6,176,000
Market penetration (2)	13.2%	13.6%
Total full-time equivalent employees (4)	8,735	8,414
Cell sites in service	7,161	6,716

For the Nine Months Ended September 30, (5)	2009	2008
Net retail customer additions (losses) (6)	(2,000)	116,000
Net customer additions (losses) (6)	(65,000)	72,000
Average monthly service revenue per customer (7)	$52.83	$53.40
Postpay churn rate (8)	1.6%	1.4%

(1)   Amounts include results for U.S. Cellular’s consolidated operating markets as of September 30.

(2)   Calculated using 2008 and 2007 Claritas population estimates for 2009 and 2008, respectively. “Total market population of consolidated operating markets” is used only for the purposes of calculating market penetration of consolidated operating markets, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets).

The total market population and penetration measures for consolidated operating markets apply to markets in which U.S. Cellular provides wireless service to customers. For comparison purposes, total market population and penetration related to all consolidated markets in which U.S. Cellular owns an interest were 85,118,000 and 7.2%, and 82,875,000 and 7.5%, as of September 30, 2009 and 2008, respectively.

As a result of exchange transactions with AT&T that closed in August 2003, U.S. Cellular obtained rights to acquire additional licenses, a majority of which licenses have been acquired and are reflected in the total market population of consolidated markets as of September 30, 2009.  During the first nine months of 2009, U.S. Cellular acquired all but one of the remaining licenses pursuant to this exchange agreement which increased total market population of consolidated markets by 1,392,000, but had no impact on the population of consolidated operating markets.  The acquisition of these licenses did not require U.S. Cellular to provide any consideration to AT&T beyond that already provided in conjunction with the August 2003 exchange transaction and, thus, did not cause a change in U.S. Cellular’s Licenses balance in 2009.  U.S. Cellular continues to have a right under the August 2003 exchange agreement to acquire a majority interest in one additional license; that right does not have a stated expiration date.

(3)   U.S. Cellular’s customer base consists of the following types of customers:

	September 30,
	2009	2008
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	5,456,000	5,379,000
Customers on prepay service plans in which the end user is a customer of U.S. Cellular (“prepay customers”)	249,000	295,000
Total retail customers	5,705,000	5,674,000
End user customers acquired through U.S. Cellular’s agreements with third parties (“reseller customers”)	426,000	502,000
Total customers	6,131,000	6,176,000

(4)   Part-time employees are calculated at 70% of full-time employees in 2009 and at 50% of full-time employees in 2008.  Total full-time equivalent employees would have been 8,653 in 2008 if calculated using the current year percentage.

(5)   Amounts include results for U.S. Cellular’s consolidated operating markets for the period January 1 through September 30; operating markets acquired during a particular period are included as of the acquisition date.

(6)   “Net retail customer additions (losses)” represents the number of net customers added to (or deducted from) U.S. Cellular’s retail customer base through its marketing distribution channels; this measure excludes activity related to reseller customers and customers transferred through acquisitions, divestitures or exchanges.  “Net customer additions (losses)” represents the number of net customers added to (or deducted from) U.S. Cellular’s overall customer base through its marketing distribution channels; this measure includes activity related to reseller customers but excludes activity related to customers transferred through acquisitions, divestitures or exchanges.

(7)   Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per customer basis. Variances in this measurement are monitored and compared to variances in expenses on a per customer basis. Average monthly service revenue per customer is calculated as follows:

	Nine Months Ended September 30,
	2009	2008
Service revenues per Consolidated Statements of Operations (000s)	$2,941,552	$2,963,374
Divided by average customers during period (000s)*	6,187	6,166
Divided by number of months in each period	9	9
Average monthly service revenue per customer	$52.83	$53.40

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

(8)   Postpay churn rate represents the percentage of the postpay customer base that disconnects service each month.

Components of Operating Income

Nine Months Ended September 30,	2009	2008	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
Retail service	$2,611,174	$2,585,259	$25,915	1%
Inbound roaming	191,047	250,428	(59,381)	(24)%
Other	139,331	127,687	11,644	9%
Service revenues	2,941,552	2,963,374	(21,822)	(1)%
Equipment sales	212,062	226,949	(14,887)	(7)%
Total operating revenues	3,153,614	3,190,323	(36,709)	(1)%

System operations (excluding Depreciation, amortization and accretion reported below)	600,267	585,141	15,126	3%
Cost of equipment sold	531,110	540,182	(9,072)	(2)%
Selling, general and administrative	1,277,357	1,258,177	19,180	2%
Depreciation, amortization and accretion	423,851	433,222	(9,371)	(2)%
Loss on asset disposals, net	7,648	16,776	(9,128)	(54)%
Total operating expenses	2,840,233	2,833,498	6,735	—
Operating income	$313,381	$356,825	$(43,444)	(12)%

Operating Revenues

Service revenues

Service revenues consist primarily of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value‑added services, including data products and services and long distance, provided to U.S. Cellular’s retail customers and to end users through third‑party resellers (“retail service”); (ii)charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming, including long-distance roaming (“inbound roaming”); and (iii);amounts received from the Federal Universal Service Fund (“USF”).

Retail service revenues

The increase in Retail service revenues in 2009 was due to increases in both the average number of customers and the average monthly retail service revenue per customer. The average number of customers increased to 6,187,000 in 2009 from 6,166,000 in 2008.  Average monthly retail service revenue per customer increased 1% to $46.89 in 2009 from $46.59 in 2008, as a significant increase in revenues from data products and services more than offset a decline in revenues from voice services.

Revenues from data products and services totaled $493.2 million in 2009 and $369.6 million in 2008, and represented 17% of total service revenues in 2009 compared to 12% of total service revenues in 2008. Such growth, which positively impacted average monthly retail service revenue per customer, reflected customers’ continued and increasing usage of U.S. Cellular’s text, picture, and video messaging services, easyedgeSM service and applications, premium mobile Internet services, and smartphone handsets and services.  During the nine months ended September 30, 2009, U.S. Cellular introduced unlimited messaging plans and unlimited messaging and mobile Internet plans that further drove data usage and revenues. U.S. Cellular expects that the growth in revenues from data products and services will continue as customers migrate to the new unlimited plans and utilize U.S. Cellular’s 3G network. U.S. Cellular’s 3G network covered approximately 75% of its customers as of September 30, 2009.

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

Inbound roaming revenues

The decrease in Inbound roaming revenues in 2009 was due primarily to a decline in roaming revenues from the combined entity of Verizon Wireless (“Verizon”) and Alltel Corporation (“Alltel”). In January 2009, Verizon acquired Alltel. As a result of this transaction, the network footprints of Verizon and Alltel were combined.  This has resulted in a decrease in inbound roaming revenues for U.S. Cellular, since the combined Verizon and Alltel entity has reduced its usage of U.S. Cellular’s network in certain coverage areas that were used by Verizon and Alltel (as separate entities).  U.S. Cellular anticipates that this trend will continue over the next few quarters and will more than offset the positive impact of the trends of increasing minutes of use and increasing data usage from U.S. Cellular’s other roaming partners.

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

Other revenues

The growth in Other revenues was due primarily to an increase in USF revenues, which represent amounts received from the USF for states in which U.S. Cellular has been designated as an Eligible Telecommunications Carrier (“ETC”).  U.S. Cellular was eligible to receive ETC funds in sixteen states at September 30, 2009 and eleven states at September 30, 2008; the ETC revenue amounts were $108.6 million in 2009 and $100.1 million in 2008.

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

U.S. Cellular strives to offer a competitive line of quality handsets to both new and existing customers. U.S. Cellular’s customer retention efforts include offering new handsets, such as smartphones and premium handsets, at discounted prices to existing customers as the expiration date of the customer’s service contract approaches. U.S. Cellular also continues to sell handsets to agents; this practice enables U.S. Cellular to provide better control over the quality of handsets sold to its customers, establish roaming preferences and earn quantity discounts from handset manufacturers which are passed along to agents. U.S. Cellular anticipates that it will continue to sell handsets to agents in the future.

The decrease in 2009 equipment sales revenues was driven primarily by a decline of 9% in average revenue per handset sold due to aggressive promotional pricing across all categories of handsets together with a shift in the mix of handsets purchased by customers to lower priced phones. The impact of lower average revenue per handset sold was partially offset by an increase in the total number of handsets sold.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

System operations expenses (excluding Depreciation, amortization, and accretion) include charges from wireline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the wireline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third‑party data product and platform developers.

Key components of the overall increase in system operations expenses were as follows:

•        Maintenance, utility and cell site expenses increased $14.4 million, or 6%, driven primarily by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,161 at September 30, 2009 and 6,716 at September 30, 2008, as U.S. Cellular continued to expand and enhance coverage in its existing markets;

•        Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $3.8 million, or 3%, due primarily to higher data usage; and

•        The cost of network usage on U.S. Cellular’s systems decreased $3.1 million, or 1%, due primarily to reduced interconnection costs.

U.S. Cellular expects total system operations expenses to increase in the foreseeable future, driven by the following factors:

•        Increases in the number of cell sites and other network facilities within U.S. Cellular’s systems as it continues to add capacity and enhance quality;

•        Continued expansion of 3G services to additional markets; and

•        Increases in total customer usage, driven by text messaging and other data usage, both on U.S. Cellular’s network and by U.S. Cellular’s customers on other carriers’ networks when roaming.

Cost of equipment sold

Cost of equipment sold decreased in 2009 due primarily to a reduction in the average cost per handset sold, reflecting lower overall purchase costs as well as a shift in the overall mix of handsets purchased by customers to lower priced phones. The impact of lower average cost per handset sold was partially offset by an increase in the total number of handsets sold.

U.S. Cellular expects loss on equipment, defined as equipment sales revenues less cost of equipment sold, to continue to be a significant cost and perhaps to increase in the foreseeable future as wireless carriers continue to use handset availability and pricing as a means of competitive differentiation. New handsets with expanded capabilities, particularly smartphones and premium touch screen phones, generally have higher purchase costs for carriers which, due to competitive market conditions, generally cannot be recovered through proportionately higher selling prices to customers.

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

Key components of the net increase in Selling, general and administrative expenses in 2009 were as follows:

•        Selling and marketing expenses decreased $10.6 million, or 2%, due primarily to a decrease in advertising expenses. Such expenses in the previous period included expenditures related to the launch in June 2008 of a new branding campaign, Believe in Something Better™; and

•        General and administrative expenses increased $29.8 million, or 5%, due primarily to higher bad debts expense (reflecting higher bad debts experience as a percent of revenues), employee related expenses and investments in multi-year initiatives. Partially offsetting these and other increases were lower universal service fund contributions.

U.S. Cellular expects Selling, general and administrative expenses to increase in the foreseeable future driven primarily by increases in expenses associated with acquiring, serving and retaining customers, as well as costs related to its multi-year initiatives discussed previously.

Depreciation, amortization and accretion

Depreciation decreased $7.6 million, or 2%, due primarily to fully depreciating Time Division Multiple Access (“TDMA”) and analog network equipment in 2008. U.S. Cellular discontinued its TDMA-based service during the nine months ended September 30, 2009; in connection with such discontinuance, property, plant and equipment in service and accumulated depreciation of $452.0 million were eliminated from the Consolidated Balance Sheet.

See “Financial Resources” and “Liquidity and Capital Resources” for a discussion of U.S. Cellular’s capital expenditures.

Loss on asset disposals, net

These amounts represent charges related to disposals of assets, trade-ins of older assets for replacement assets and other retirements of assets from service.

Components of Other Income (Expense)

			Increase/	Percentage
Nine Months Ended September 30,	2009	2008	(Decrease)	Change
	(Dollars in thousands, except per share amounts)
Operating income	$313,381	$356,825	$(43,444)	(12)%

Equity in earnings from unconsolidated entities	73,247	66,361	6,886	10%
Interest and dividend income	2,648	4,471	(1,823)	(41)%
Gain on disposition of investments	—	16,628	(16,628)	N/M
Interest expense	(57,767)	(60,611)	2,844	5%
Other, net	1,183	1,109	74	7%
Total investment and other income (expense)	19,311	27,958	(8,647)	(31)%

Income before income taxes	332,692	384,783	(52,091)	(14)%
Income tax expense	(111,521)	(137,062)	25,541	19%

Net income	221,171	247,721	(26,550)	(11)%
Less: Net income attributable to noncontrolling interests, net of tax	(17,583)	(14,613)	(2,970)	(20)%
Net income attributable to U.S. Cellular	$203,588	$233,108	$(29,520)	(13)%

Basic earnings per share attributable to U.S. Cellular shareholders	$2.34	$2.66	$(0.32)	(12)%
Diluted earnings per share attributable to U.S. Cellular shareholders	$2.33	$2.65	$(0.32)	(12)%

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

U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $49.5 million and $49.2 million to Equity in earnings of unconsolidated entities in 2009 and 2008, respectively.

Gain on disposition of investments

Gain on disposition of investments in 2008 related to the exchange of Rural Cellular Corporation (“RCC”) shares for cash in conjunction with Verizon’s acquisition of RCC. See Note 9 – Gain on Disposition of Investments in the Notes to Consolidated Financial Statements for additional information regarding this transaction.

Income tax expense

See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of income tax expense and the overall effective tax rate on Income before income taxes.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Components of Operating Income

Three Months Ended September 30,	2009	2008	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
Retail service	$865,867	$872,397	$(6,530)	(1)%
Inbound roaming	68,767	93,472	(24,705)	(26)%
Other	50,289	48,059	2,230	5%
Service revenues	984,923	1,013,928	(29,005)	(3)%
Equipment sales	73,377	77,947	(4,570)	(6)%
Total operating revenues	1,058,300	1,091,875	(33,575)	(3)%

System operations (excluding Depreciation, amortization and accretion reported below)	205,458	197,473	7,985	4%
Cost of equipment sold	189,354	185,992	3,362	2%
Selling, general and administrative	454,839	436,135	18,704	4%
Depreciation, amortization and accretion	147,586	145,434	2,152	1%
Loss on asset disposals, net	3,371	6,884	(3,513)	(51)%
Total operating expenses	1,000,608	971,918	28,690	3%
Operating income	$57,692	$119,957	$(62,265)	(52)%

Operating Revenues

Retail service revenues

The decrease in retail service revenues in 2009 was due primarily to a decrease in the average number of customers, partially offset by an increase in average monthly retail service revenue per customer. The average number of customers decreased to 6,138,000 from 6,191,000 in 2008. Average monthly retail service revenue per customer increased to $47.02 in 2009 from $46.97 in 2008, as a significant increase in revenues from data products and services more than offset a decline in revenues from voice services.

Revenues from data products and services totaled $174.3 million in 2009 and $130.2 million in 2008, and represented 18% of total service revenues in 2009 compared to 13% of total service revenues in 2008. Such growth, which positively impacted average monthly retail service revenue per customer, reflected customers’ continued and increasing usage of U.S. Cellular’s text, picture, and video messaging services, easyedgeSM service and applications, premium mobile Internet services, and smartphone handsets and services.  In 2009, U.S. Cellular introduced unlimited messaging plans and unlimited messaging and mobile Internet plans that further drove data usage and revenues.

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

Inbound roaming revenues

The decrease in Inbound roaming revenues in 2009 was due primarily to a decline in roaming revenues from the combined entity of Verizon and Alltel.

Equipment sales revenues

The decrease in 2009 equipment sales revenues was driven by a decline in average revenue per handset sold of 11% due to aggressive promotional pricing across all categories of handsets. The impact of lower overall pricing was offset somewhat by a shift in mix of handsets purchased by customers to handsets with expanded capabilities, such as smartphones and premium handsets, together with an increase in the total number of handsets sold.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the overall increase in system operations expenses were as follows:

•     Maintenance, utility and cell site expenses increased $8.5 million, or 11%, driven primarily by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,161 at September 30, 2009 and 6,716 at September 30, 2008, as U.S. Cellular continued to expand and enhance coverage in its existing markets;

•     Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $1.9 million, or 4%, due primarily to higher data usage; and

•     Network usage expenses on U.S. Cellular’s systems decreased $2.4 million, or 4%, due primarily to reduced interconnection costs.

Cost of equipment sold

The increase in Cost of equipment sold was due to an increase in total handsets sold of 6%, together with a shift in the mix of handsets purchased by customers to handsets with expanded capabilities, such as smartphones and premium handsets, partially offset by the impact of a lower average cost per handset sold.

Selling, general and administrative expenses

Key components of the net increase in Selling, general and administrative expenses in 2009 were as follows:

•     Selling and marketing expenses decreased $8.1 million, or 4%, due primarily to a decrease in advertising expenses. Such expenses in the previous period included expenditures related to the launch in June 2008 of a new branding campaign, Believe in Something Better™. The impact of lower advertising expenses was partially offset by higher commissions resulting from a greater number of customer additions and renewals; and

•     General and administrative expenses increased $26.8 million, or 12%, due primarily to higher bad debts expense (reflecting higher bad debts experience as a percent of revenues), employee related expenses and investments in multi-year initiatives. Partially offsetting these and other increases were lower universal service fund contributions.

Components of Other Income (Expense)

			Increase/	Percentage
Three Months Ended September 30,	2009	2008	(Decrease)	Change
	(Dollars in thousands, except per share amounts)
Operating income	$57,692	$119,957	$(62,265)	(52)%

Equity in earnings from unconsolidated entities	23,126	22,319	807	4%
Interest and dividend income	1,420	1,137	283	25%
Gain on disposition of investments	—	16,628	(16,628)	N/M
Interest expense	(19,358)	(19,722)	364	2%
Other, net	905	391	514	N/M
Total investment and other income (expense)	6,093	20,753	(14,660)	(71)%

Income before income taxes	63,785	140,710	(76,925)	(55)%
Income tax expense	(22,541)	(45,506)	22,965	50%

Net income	41,244	95,204	(53,960)	(57)%
Less: Net income attributable to noncontrolling interests, net of tax	(5,606)	(5,255)	(351)	(7)%
Net income attributable to U.S. Cellular	$35,638	$89,949	$(54,311)	(60)%

Basic earnings per share attributable to U.S. Cellular shareholders	$0.41	$1.03	$(0.62)	(60)%
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.41	$1.02	$(0.61)	(60)%

N/M = Not meaningful

Equity in earnings from unconsolidated entities

U.S. Cellular’s investment in the LA Partnership contributed $15.5 million and $15.3 million to Equity in earnings from unconsolidated entities in 2009 and 2008, respectively.

Gain on disposition of investments

Gain on disposition of investments in 2008 related to the exchange of Rural Cellular Corporation (“RCC”) shares for cash in conjunction with Verizon’s acquisition of RCC. See Note 9 – Gain on Disposition of Investments in the Notes to Consolidated Financial Statements for additional information regarding this transaction.

Income tax expense

See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of income tax expense and the overall effective tax rate on Income before income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements either are not expected to have a significant effect on U.S. Cellular’s financial condition or results of operations or U.S. Cellular is currently analyzing such pronouncements in order to determine their impact, if any.

See Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for information on recent accounting pronouncements.

FINANCIAL RESOURCES

U.S. Cellular operates a capital‑ and marketing‑intensive business. U.S. Cellular utilizes cash from its operating activities, cash proceeds from divestitures, short-term credit facilities and long-term debt financing to fund its acquisitions including licenses, construction costs, operating expenses and Common Share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize U.S. Cellular’s cash flow activities in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

	2009	2008
	(Dollars in thousands)
Cash flows from (used in):
Operating activities	$637,694	$696,580
Investing activities	(368,890)	(688,094)
Financing activities	(34,906)	(35,411)
Net increase (decrease) in cash and cash equivalents	$233,898	$(26,925)

Cash Flows from Operating Activities

Cash flows from operating activities in 2009 were $637.7 million, a decrease of $58.9 million from 2008.  Significant changes included the following:

•        Operating income adjusted for non-cash items, as shown in the table below, decreased by $39.9 million.

	2009	2008
	(Dollars in thousands)
Operating income	$313,381	$356,825
Non-cash items
Depreciation, amortization and accretion	423,851	433,222
Bad debts expense	73,100	52,753
Stock-based compensation expense	13,000	11,293
Loss on asset disposals, net	7,648	16,776
Operating income adjusted for non-cash items	$830,980	$870,869

U.S. Cellular believes the foregoing table provides useful information to investors regarding U.S. Cellular’s financial condition and results of operations because it highlights certain key cash and non-cash items and their impacts on cash flows from operating activities.

•     Changes in accounts receivable required $101.3 million in 2009 and $71.6 million in 2008, resulting in a $29.7 million decrease in cash inflows.  This change was driven primarily by an increase in amounts due from the third-party operator of partnerships in which U.S. Cellular holds the majority ownership interest.

•     Changes in accounts payable, customer deposits and deferred revenues required $19.3 million in 2009 and provided $21.0 million in 2008. The resultant $40.3 million increase in cash outflows was driven primarily by timing differences in payments of accounts payable and lower deposit requirements for new customers in 2009.

•        Income tax payments, net of refunds, in 2009 and 2008 were $25.4 million and $95.3 million, respectively, resulting in a decrease in cash outflows of $69.9 million. The decrease in payments from 2008 to 2009 was due to year-over-year differences in forecasted income and an overpayment of income taxes in 2008.

•        In 2009, a $34.0 million deposit was paid to TDS for U.S. Cellular’s proportionate share of a deposit TDS made to the Internal Revenue Service to eliminate any potential interest expense subsequent to the deposit. The deposit was recorded in Change in other assets and liabilities in the Consolidated Statement of Cash Flows in 2009. See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for additional information.

Cash Flows from Investing Activities

U.S. Cellular makes substantial investments to construct and upgrade modern high quality wireless communications networks and facilities as a basis for creating long term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-reducing upgrades of U.S. Cellular’s networks. Cash flows used for investing activities also represent cash required for the acquisition of wireless properties or licenses. Proceeds from exchanges and divestiture transactions have provided funds in recent years which have partially offset the cash requirements for investing activities; however, such sources cannot be relied upon to provide continuing or regular sources of financing.

The primary purpose of U.S. Cellular’s construction and expansion expenditures is to provide for customer and usage growth, to upgrade service and to take advantage of service‑enhancing and cost-reducing technological developments in order to maintain competitive services.

Cash used for property, plant and equipment and system development expenditures totaled $357.8 million in 2009 and $395.6 million in 2008.  These expenditures were made to construct new cell sites, increase capacity in existing cell sites and switches, upgrade technology including the overlay of 3G technology in certain markets, develop new and enhance existing office systems, and construct new and remodel existing retail stores.

Cash required for acquisitions and licenses totaled $12.5 million in 2009 and $314.7 million in 2008.  The cash required for acquisitions in 2008 included capital contributions and advances of $300.5 million to King Street Wireless L.P. (“King Street Wireless”) and its general partner.  King Street Wireless’ general partner also made a capital contribution of $0.1 million.  King Street Wireless used these funds in connection with its participation in FCC Auction 73.

In 2008, U.S. Cellular realized cash proceeds of $16.7 million from the disposition of RCC Common shares in conjunction with Verizon Wireless’ acquisition of RCC.  See Note 9 — Gain on Disposition of Investments in the Notes to Consolidated Financial Statements for details of this transaction.

Cash Flows from Financing Activities

There were no short-term borrowings or repayments during 2009.  Short-term borrowings and repayments during 2008 were $100.0 million.

In 2009 and 2008, U.S. Cellular repurchased 647,000 and 450,000 Common Shares at an aggregate cost of $24.3 million and $27.7 million, respectively.  U.S. Cellular also received $4.6 million in 2008 from an investment banking firm for the final settlement of the accelerated share repurchases made in 2007.  See Note 14 — Common Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

LIQUIDITY AND CAPITAL RESOURCES

U.S. Cellular believes that existing cash balances, expected cash flows from operating activities and funds available under its new revolving credit facility provide substantial liquidity and financial flexibility for U.S. Cellular to meet its normal financing needs (including working capital, construction and development expenditures and share repurchases under its approved program) for the foreseeable future. In addition, U.S. Cellular may have access to public and private capital markets to help meet its financing needs.

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

Consumer spending also significantly impacts U.S. Cellular’s operations and performance. Recent economic conditions could continue to cause consumer spending to deteriorate significantly. Factors that influence levels of consumer spending include: unemployment rates, increases in fuel and other energy costs, conditions in residential real estate and mortgage markets, labor and health care costs, access to credit, consumer confidence and other macroeconomic factors. Changes in these and other economic factors could have a material adverse effect on demand for U.S. Cellular’s products and services and on U.S. Cellular’s financial condition and results of operations.

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

Cash and Cash Equivalents

At September 30, 2009, U.S. Cellular had $404.9 million in cash and cash equivalents, which include cash and short-term, highly liquid investments with original maturities of three months or less. The primary objective of U.S. Cellular’s cash and cash equivalents investment activities is to preserve principal.  At September 30, 2009, U.S. Cellular invested substantially all of its cash balances in money market funds that invested exclusively in short-term U.S. Treasury securities or repurchase agreements backed by U.S. Treasury securities. U.S. Cellular monitors the financial viability of the money market funds in which it invests and believes that the credit risk associated with these investments is low.

Revolving Credit Facility

U.S. Cellular has a revolving credit facility available for general corporate purposes.  On June 30, 2009, U.S. Cellular entered into a new $300 million revolving credit agreement with certain lenders and other parties.  At September 30, 2009, there were no outstanding borrowings and $0.3 million of outstanding letters of credit, leaving $299.7 million available for use.  In connection with U.S. Cellular’s new revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated June 30, 2009 together with the administrative agent for the lenders under U.S. Cellular’s new revolving credit facility.  At September 30, 2009, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.  See Note 12 — Notes Payable in the Notes to Consolidated Financial Statements for the details of this revolving credit facility and subordination agreement.

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

U.S. Cellular’s credit ratings as of September 30, 2009 and the dates that such ratings were issued/re-affirmed were as follows:

Moody's (re-affirmed September 21, 2009) Standard & Poor's (re-affirmed September 18, 2009) Fitch Ratings (issued August 20, 2009)	Baa2 BBB- BBB+	-stable outlook -positive outlook -negative outlook

The continued availability of the new revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. U.S. Cellular believes it was in compliance as of September 30, 2009 with all of the covenants and requirements set forth in its new revolving credit facility.

Long-Term Financing

U.S. Cellular’s long-term debt indenture does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.  U.S. Cellular believes it was in compliance as of September 30, 2009 with all covenants and other requirements set forth in its long-term debt indenture.  U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indenture.

The long-term debt principal payments due for the remainder of 2009 and the next four years comprise approximately 1% of the total long-term debt obligation at September 30, 2009.  Refer to Market Risk – Long-Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2008 for additional information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s long-term debt.

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

In January 2009, Nortel Networks Corporation ("Nortel"), a key supplier of network equipment, business communications systems, and technical support for U.S. Cellular, announced that it, Nortel Networks Limited and certain of its other Canadian subsidiaries obtained creditor protection under the Companies’ Creditors Arrangement Act in Canada.  Additionally, certain of Nortel’s U.S. subsidiaries, including Nortel Networks Inc. and Nortel Networks Capital Corporation, have filed voluntary petitions in the United States under Chapter 11 (“reorganization”) of the U.S. Bankruptcy Code, and certain of Nortel’s other subsidiaries made similar filings in other jurisdictions.

Nortel is operating under these protections and is pursuing sales of portions of its operations and assets to various parties. In the event that Nortel or the successor acquirers of its assets and operations are unable to continue to provide equipment and services, U.S. Cellular believes that it will be able to purchase similar network equipment, business communications systems and technical support from other suppliers and, therefore, U.S. Cellular does not believe Nortel’s reorganization and the sale of Nortel’s assets and operations to other entities will have a significant impact on U.S. Cellular’s day-to-day operations. However, the following could adversely impact U.S. Cellular's future results of operations and cash flows:

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

Variable Interest Entities

U.S. Cellular consolidates certain entities because they are “variable interest entities” under accounting principles generally accepted in the United States of America (“GAAP”). See Note 6—Variable Interest Entities in the Notes to Consolidated Financial Statements for the details of these variable interest entities. U.S. Cellular may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

Common Share Repurchase Program

U.S. Cellular has repurchased and expects to continue to repurchase its Common Shares subject to the repurchase program. For details of this program and repurchases made during 2009 and 2008, see Note 14—Common Share Repurchases in the Notes to Consolidated Financial Statements.

Contractual and Other Obligations

The Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2008 did not include any liabilities related to “unrecognized tax benefits” as defined by GAAP because U.S. Cellular is unable to predict the period of settlement of such liabilities.  Subject to the foregoing, there has been no material change to Contractual and Other Obligations between December 31, 2008 and September 30, 2009.

Off-Balance Sheet Arrangements

U.S. Cellular has no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by Securities and Exchange Commission (“SEC”) rules, that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Accounts Receivable and Allowance for Doubtful Accounts

U.S. Cellular’s accounts receivable consist primarily of amounts owed by customers pursuant to service contracts and for equipment sales, by agents for equipment sales, by other wireless carriers whose customers have used U.S. Cellular’s wireless systems for roaming and by unaffiliated third‑party partnerships or corporations pursuant to equity distribution declarations.

U.S. Cellular assesses its accounts receivable for collectability on an ongoing basis. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses related to existing accounts receivable. The allowance is estimated based on historical experience and other factors, such as general economic and consumer market conditions, which could affect collectability. Accounts receivable balances are reviewed for collectability on either an aggregate or individual basis depending on the type of receivable. When it is probable that an account balance will not be collected, the account balance is charged against the allowance for doubtful accounts. U.S. Cellular's bad debts expense was 2.6% and 1.9% of related revenues for the nine month periods ended September 30, 2009 and 2008, respectively.

Insurance

U.S. Cellular has several commercial property and casualty insurance policies with a variety of subsidiary companies of American International Group, Inc. (“AIG”). These companies operate under the insurance regulations of various states including New York, Pennsylvania and Delaware. U.S. Cellular has inquired into the ability of these AIG companies to meet their obligations in the event of a claim against these policies and has received assurance from AIG and U.S. Cellular’s insurance brokers that the companies remain able to meet these obligations. State insurance regulators and the rating agencies have issued press releases indicating the same. U.S. Cellular did not have any significant property and casualty claims outstanding with these companies as of September 30, 2009. U.S. Cellular continues to monitor the financial condition of other insurance providers.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with GAAP.  U.S. Cellular’s significant accounting policies are discussed in detail in Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both included in U.S. Cellular’s Form 10-K for the year ended December 31, 2008.

Historically, U.S. Cellular’s annual impairment review of goodwill and indefinite-lived intangible assets has been completed as of April 1 of each year. Effective April 1, 2009, U.S. Cellular adopted a new accounting policy whereby its annual impairment review of goodwill and indefinite-lived intangible assets will be performed as of November 1 instead of April 1 of each year. As discussed in Note 10 — Licenses and Goodwill, an impairment analysis of goodwill and indefinite-lived intangible assets was last completed as of December 31, 2008. The change in the annual goodwill and indefinite-lived intangible asset impairment testing date was made to better align the annual impairment test with the timing of U.S. Cellular’s annual strategic planning process, which allows for a better estimate of the future cash flows used in discounted cash flow models to test for impairment. This change in accounting policy does not delay, accelerate or avoid an impairment charge. Accordingly, U.S. Cellular management believes that this accounting change is preferable under the circumstances.

As disclosed under Application of Critical Accounting Policies and Estimates in U.S. Cellular’s Form 10-K for the year ended December 31, 2008, for purposes of impairment testing of licenses, U.S. Cellular historically prepared valuations of each of the units of accounting that represent developed operating markets using an “excess earnings methodology.”  This excess earnings methodology estimated the fair value of the units of accounting by measuring the future cash flows of the license groups, reduced by charges for contributory assets such as working capital, trademarks, existing subscribers, fixed assets, assembled workforce and goodwill.  U.S. Cellular has determined that, in the future, it will not use the excess earnings methodology in performing impairment testing for licenses, but will use another methodology that is more widely used in the wireless industry to estimate the fair value of licenses for purposes of impairment testing. Given the overall economic conditions that have existed since the fourth quarter of 2008, it is possible that U.S. Cellular could experience an impairment of its Licenses or Goodwill in the fourth quarter of 2009 when the annual impairment tests related to these assets are performed.

See Note 3 — Noncontrolling Interests in the Notes to Consolidated Financial Statements for information related to U.S. Cellular’s adoption of new required provisions under GAAP related to accounting for noncontrolling interests effective January 1, 2009.

Other than disclosed above, there were no material changes to U.S. Cellular’s significant accounting policies or application of critical accounting policies during the nine months ended September 30, 2009.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that U.S. Cellular intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words “believes”, “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward‑looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward‑looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully discussed under “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2008.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  U.S. Cellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the Risk Factors in U.S. Cellular’s Form 10-K for the year ended December 31, 2008, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to U.S. Cellular’s business.

•         Intense competition in the markets in which U.S. Cellular operates could adversely affect U.S. Cellular's revenues or increase its costs to compete.

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

•         U.S. Cellular currently receives a significant amount of roaming revenues.  As a result of recent acquisitions by other companies in the wireless industry, U.S. Cellular's roaming revenues have declined.  U.S. Cellular anticipates that this trend will continue over the next few quarters.  Further industry consolidation and continued build outs by existing and new wireless carriers could cause roaming revenues to decline even more, which would have an adverse effect on U.S. Cellular's business, financial condition and results of operations.

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

•         The completion of acquisitions has led to increased consolidation in the wireless telecommunications industry.  U.S. Cellular's lower scale relative to larger wireless carriers has in the past and could in the future prevent or delay its access to new products including handsets, new technology and/or new content and applications which could adversely affect U.S. Cellular's ability to attract and retain customers and, as a result, could adversely affect its business, financial condition or results of operations.

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

•         Advances or changes in telecommunications technology, such as Voice over Internet Protocol ("VoIP"), High-Speed Packet Access, WiMAX or Long-Term Evolution ("LTE"), could render certain technologies used by U.S. Cellular obsolete, could reduce U.S. Cellular’s revenues or could increase its costs of doing business.

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

•         An increase in the amount of U.S. Cellular’s debt could subject U.S. Cellular to higher interest costs and restrictions on its financing, investing and operating activities and could decrease its net income and cash flows.

•         Disruption in credit and other financial markets and the deterioration of U.S. and global economic conditions, could, among other things, impede U.S. Cellular's access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on U.S. Cellular's financial condition or results of operations.

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

•         Changes in income tax rates, laws, regulations or rulings, or federal or state tax assessments, could have an adverse effect on U.S. Cellular’s financial condition or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Long-Term Debt

As of September 30, 2009, U.S. Cellular’s long-term debt was in the form of fixed-rate notes with original maturities ranging up to 30 years. Fluctuations in market interest rates can lead to fluctuations in the fair value of these fixed-rate notes.

See Note 4 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair market value of U.S. Cellular’s long-term debt as of September 30, 2009.

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s Chief Executive Officer and Chief Financial Officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

In February 2009, the United States Department of Justice (“DOJ”) notified U.S. Cellular and its parent, TDS, that each is a named defendant in a civil action brought by a private party in the U.S. District Court for the District of Columbia under the "qui tam" provisions of the federal False Claims Act.  TDS and U.S. Cellular were advised that the complaint seeks return of approximately $165 million of bid credits from certain FCC auctions and requests treble damages.  The complaint was under seal while the DOJ considered whether to intervene in the proceeding.  On October 13, 2009, TDS and U.S. Cellular were advised that the DOJ had determined not to intervene in the proceeding.  As a result of the complaint, the DOJ had investigated TDS' and U.S. Cellular's participation in certain spectrum auctions conducted by the FCC between 2005 and 2008, through Carroll Wireless, L.P., Barat Wireless, L.P., and King Street Wireless, L.P.  Carroll Wireless, L.P. and Barat Wireless, L.P. were winning bidders in Auction 58, and Auction 66, respectively, and King Street Wireless, L.P. was a provisional winning bidder in Auction 73. These limited partnerships received a 25% bid credit in the applicable auction price under FCC rules.  The DOJ investigated whether these limited partnerships qualified for the 25% bid credit in auction price considering their arrangements with TDS and U.S. Cellular.  In addition, on October 13, 2009, the District Court unsealed the complaint.  If the private party plaintiff decides to pursue the matter, it must serve the complaint on TDS and U.S. Cellular within 120 days.  As of the date of filing of this Form 10-Q, the plaintiff has not served a complaint on TDS and U.S. Cellular and it is unknown if and when it may do so.  TDS and U.S. Cellular believe that U.S. Cellular's arrangements with these limited partnerships and the limited partnerships' participation in the FCC auctions complied with applicable law and FCC rules and each of TDS and U.S. Cellular intends to vigorously defend itself against any claim that it violated applicable law or FCC rules.  At this time, U.S. Cellular cannot predict the outcome of any proceeding.  The FCC sent a letter to King Street Wireless, L.P. requesting that it submit to the FCC a written response to the allegations in the complaint.  King Street Wireless, L.P. made this submission as requested by the FCC on May 8, 2009.  The FCC has not taken any formal action on the matter as of the date of the filing of this Form 10-Q.

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

Nortel is operating under these protections and is pursuing sales of portions of its operations and assets to various parties. In the event that Nortel or the successor acquirers of its assets and operations are unable to continue to provide equipment and services, U.S. Cellular believes that it will be able to purchase similar network equipment, business communications systems and technical support from other suppliers and, therefore, U.S. Cellular does not believe Nortel’s reorganization and the sale of Nortel’s assets and operations to other entities will have a significant impact on U.S. Cellular’s day-to-day operations. However, the following could adversely impact U.S. Cellular's future results of operations and cash flows:

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

During the three months ended September 30, 2009, U.S. Cellular repurchased 140,000 Common Shares for $5.0 million, or an average of $35.37 per share pursuant to this authorization.

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchases made by any "affiliated purchaser" (as defined by the SEC), of U.S. Cellular Common Shares during the quarter covered by this Form 10-Q.

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number of
			Common Shares	Common Shares that
	Total Number	Average Price	Purchased as Part of	May Yet Be Purchased
	of Common	Paid per	Publicly Announced	Under the
Period	Shares Purchased	Common Share	Plans or Programs	Plans or Programs
July 1 – 31, 2009	—	—	—	147,000
August 1 – 31, 2009	140,000	$35.37	140,000	—
September 1 – 30, 2009	—	—	—	1,000
Total for or as of the end of the quarter ended September 30, 2009	140,000	$35.37	140,000	1,000

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

iv.   The Limited Authorization did not expire during the third quarter of 2009.

v.    U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program prior to expiration, or cease making further purchases thereunder, during the third quarter of 2009.

Item 5. Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular did not borrow or repay any amounts under its revolving credit facility in the third quarter of 2009. U.S. Cellular had no borrowings outstanding under its revolving credit facility as of September 30, 2009.  U.S. Cellular entered into a new revolving credit facility on June 30, 2009 and terminated its prior revolving credit facility at the same time.

A description of U.S. Cellular’s new revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated June 30, 2009 and is incorporated by reference herein.  A description of the termination of the prior U.S. Cellular revolving credit facility is set forth in Item 1.02 of such Form 8-K and is incorporated by reference herein.

Item 6. Exhibits

Exhibit 4.1 – $300,000,000 Credit Agreement dated June 30, 2009 among U.S. Cellular and the lenders and other parties identified therein is hereby incorporated by reference from Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated June 30, 2009.

Exhibit 10.1 – U.S. Cellular Compensation Plan for Non-Employee Directors, as amended March 17, 2009, is hereby incorporated by reference to Exhibit B to U.S. Cellular’s Notice of Annual Meeting of Shareholders and Proxy Statement dated April 15, 2009.

Exhibit 10.2 – U.S. Cellular 2005 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit C to U.S. Cellular’s Notice of Annual Meeting of Shareholders and Proxy Statement dated April 15, 2009.

Exhibit 10.3 – U.S. Cellular 2009 Executive Officer Annual Incentive Plan Effective January 1, 2009 is hereby incorporated by reference from Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated June 26, 2009.

Exhibit 11 – Statement regarding computation of per share earnings is included herein as Note 7 – Earnings Per Share in the Notes to Consolidated Financial Statements.

Exhibit 12 – Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 18 – Preferability letter from Independent Registered Public Accounting Firm is hereby incorporated by reference from Exhibit 18 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

UNITED STATES CELLULAR CORPORATION

(Registrant)

Date: November 5, 2009	/s/ John E. Rooney
John E. Rooney President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2009	/s/ Steven T. Campbell
Steven T. Campbell Executive Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 5, 2009	/s/ Kenneth R. Meyers
Kenneth R. Meyers Chief Accounting Officer (Principal Accounting Officer)

Date: November 5, 2009	/s/ Ljubica A. Petrich
Ljubica A. Petrich Vice President and Controller

Signature page for the U.S. Cellular 2009 Third Quarter Form 10-Q