Form 10-K
period 2009-12-31
UNITED STATES CELLULAR CORP
filed 2010-02-25
CIK 821130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

As of June 30, 2009, the aggregate market value of the registrant’s Common Shares held by nonaffiliates was approximately $612.1 million, based upon the closing price of the Common Shares on June 30, 2009 of $38.45, as reported by the New York Stock Exchange.  For purposes hereof, it was assumed that each director, executive officer and holder of 10% or more of any class of voting equity security of U.S. Cellular is an affiliate.

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 29, 2010, is 53,534,644 Common Shares, $1 par value, and 33,005,877 Series A Common Shares, $1 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the registrant’s 2009 Annual Report to Shareholders filed as Exhibit 13 hereto, and of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2010 Annual Meeting of Shareholders scheduled to be held May 19, 2010, described in the cross reference sheet and table of contents included herein, are incorporated by reference into Parts II and III of this report.

United States Cellular Corporation

Annual Report on Form 10-K

For The Period Ended December 31, 2009

CROSS REFERENCE SHEET AND TABLE OF CONTENTS

		Page Number or Reference(1)
Part I
Item 1.	Business	1
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	27
Item 2.	Properties	28
Item 3.	Legal Proceedings	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29	(2)
Item 6.	Selected Financial Data	30	(3)
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30	(4)
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	30	(5)
Item 8.	Financial Statements and Supplementary Data	30	(6)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	30
Item 9A.	Controls and Procedures	30
Item 9B.	Other Information	31
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	32	(7)
Item 11.	Executive Compensation	32	(8)
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32	(9)
Item 13.	Certain Relationships and Related Transactions, and Director Independence	32	(10)
Item 14.	Principal Accountant Fees and Services	32	(11)
Part IV
Item 15.	Exhibits and Financial Statement Schedules	33

(1)

Parenthetical references are to information incorporated by reference from Exhibit 13 hereto, which includes portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2009 (“Annual Report”) and from the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2010 Annual Meeting of Shareholders (“Proxy Statement”) to be filed on or prior to April 30, 2010.

(2)

Annual Report sections entitled “Stock and Dividend Information” and “Consolidated Quarterly Information (Unaudited),” except that “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated in Item 12 of this Form 10-K and “Issuer Purchases of Equity Securities,” is included under Item 5 of this Form 10-K.

(3)	Annual Report section entitled “Selected Consolidated Financial Data,” except that Ratio of Earnings to Fixed Charges is included in Exhibit 12 to this Form 10-K.
(4)	Annual Report section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(5)	Annual Report section entitled “Market Risk.”
(6)

Annual Report sections entitled “Consolidated Statement of Operations,” “Consolidated Statement of Cash Flows,” “Consolidated Balance Sheet,” “Consolidated Statement of Changes in Equity,” “Notes to Consolidated Financial Statements,” “Consolidated Quarterly Information (Unaudited),” “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

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

UNITED STATES CELLULAR CORPORATION 8410 WEST BRYN MAWR AVENUE, CHICAGO ILLINOIS 60631 TELEPHONE (773) 399-8900

PART I

Item 1.  Business

General

United States Cellular Corporation (“U.S. Cellular”) was incorporated under the laws of the state of Delaware in 1983. At December 31, 2009, U.S. Cellular provided wireless voice and data services to more than 6.1 million customers in five geographic market areas in 26 states. U.S. Cellular believes that it is the sixth largest wireless operating company in the United States at December 31, 2009 based on internally prepared calculations of the aggregate number of customers in its consolidated markets compared to the number of customers disclosed by other wireless companies in their publicly released information.  U.S. Cellular operates in only one reportable segment, wireless operations, and all of its wireless operating markets are in the United States.

U.S. Cellular has its principal executive offices at 8410 West Bryn Mawr, Chicago, Illinois 60631 (telephone number 773-399-8900).  The Common Shares of U.S. Cellular are listed on the New York Stock Exchange under the symbol “USM.”  U.S. Cellular’s 7.5% Senior Notes are listed on the New York Stock Exchange (“NYSE”) under the symbol “UZV.”  U.S. Cellular is a majority-owned subsidiary of Telephone and Data Systems, Inc. (NYSE symbol “TDS”).  As of December 31, 2009, TDS owned 82% of the combined total of the outstanding Common Shares and Series A Common Shares of U.S. Cellular and controlled 96% of the combined voting power of both classes of common stock.

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

Wireless Interests

U.S. Cellular is a wireless telecommunications service provider.  U.S. Cellular operates its wireless systems under an organizational structure in which it groups its markets (geographic service areas as defined by the Federal Communications Commission (“FCC”) in which wireless carriers are licensed, for fixed terms, to provide service) into geographic market areas to offer customers large service areas that primarily utilize U.S. Cellular’s network.  Since 1985, when it began providing wireless telecommunications service in Knoxville, Tennessee and Tulsa, Oklahoma, U.S. Cellular has expanded its wireless networks and customer service operations to cover five geographic market areas in portions of 26 states, which represents a total population of 46.3 million, as of December 31, 2009.  U.S. Cellular uses roaming agreements with other wireless carriers to provide service to its customers in areas not covered by U.S. Cellular’s network.

U.S. Cellular is subject to regulation by the FCC as a provider of wireless communication services. The FCC regulates the licensing, construction, and operation of providers of wireless communications systems, as well as the provision of services over those systems.  See “Regulation” below for further discussion regarding licenses as well as the regulations promulgated by the FCC.

U.S. Cellular’s ownership interests in wireless licenses include both consolidated and investment interests in licenses covering portions of 35 states and a total population of 89.7 million at December 31, 2009.

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

The total market population and population equivalents measures are provided to enable comparison of the relative size of each geographic market area to U.S. Cellular’s total consolidated markets and to enable comparison of the relative size of U.S. Cellular’s consolidated markets to its investment interests, respectively.  The total population of U.S. Cellular’s consolidated markets may have no direct relationship to the number of wireless customers or the revenues that may be realized from the operation of the related wireless systems.  Therefore, U.S. Cellular’s reporting of total population includes the population of its total consolidated markets as well as the population of its consolidated operating markets — i.e., consolidated markets in which wireless services are provided to customers — in order to reflect its market penetration more accurately. Total consolidated markets include the consolidated operating markets and consolidated markets in which U.S. Cellular does not currently provide wireless services. For comparison purposes, total market population and penetration calculations for both total consolidated markets and consolidated operating markets are shown below.

For both consolidated markets and consolidated operating markets, the tables below aggregate the total population within each geographic market area at December 31, 2009, regardless of U.S. Cellular’s percentage ownership in the licenses included in such geographic market areas.

Total Consolidated Markets

Geographic Market Areas	Population(1) (2)	Customers	Penetration	States
Central	63,839,000	3,848,000	6.0%	AL, AR, CO, FL, GA, IA, IL, IN, KS, KY, LA, MI, MN, MO, MS, NE, OH, OK, SD, TX, WI

Mid-Atlantic	19,373,000	1,178,000	6.1%	MD, NC, PA, SC, TN, VA, WV
New England	2,865,000	515,000	18.0%	ME, NH, VT
Northwest	3,149,000	416,000	13.2%	CA, OR, WA
New York	486,000	184,000	37.7%	NY
Total	89,712,000	6,141,000	6.8%

(1)          Represents 100% of the population of the licensed areas which U.S. Cellular consolidates, based on 2008 Claritas population estimates.  “Population” in this context includes only the areas covering such markets and is used only for the purposes of calculating market penetration and is not related to “population equivalents,” as defined below. It also includes 100% of the population of two licensed areas where U.S. Cellular owns a controlling interest and has contracted with another wireless operator to manage the operations.

(2)          Includes 4.5 million incremental population counts resulting from the licenses awarded to King Street Wireless L.P. in December 2009.

Consolidated Operating Markets

Geographic Market Areas	Population(1)	Customers	Penetration	States
Central	32,832,000	3,848,000	11.7%	IA, IL, IN, KS, MI, MN, MO, NE, OH, OK, TX, WI

Mid-Atlantic	7,766,000	1,178,000	15.2%	MD, NC, PA, SC, TN, VA, WV
New England	2,865,000	515,000	18.0%	ME, NH, VT
Northwest	2,357,000	416,000	17.6%	CA, OR, WA
New York	486,000	184,000	37.7%	NY
Total	46,306,000	6,141,000	13.3%

(1)          Represents 100% of the population of the licensed areas which U.S. Cellular consolidates and are in operation, based on 2008 Claritas population estimates.  “Population” in this context includes only the areas covering such markets and is used only for the purposes of calculating market penetration and is not related to “population equivalents,” as defined below. It also includes 100% of the population of two licensed areas where U.S. Cellular owns a controlling interest and has contracted with another wireless operator to manage the operations.

Investment Markets

The following table summarizes the markets in which U.S. Cellular owns an investment interest at December 31, 2009.  For licenses in which U.S. Cellular owns an investment interest, the related population equivalents are shown, defined as the total population of each licensed area multiplied by U.S. Cellular’s ownership interest in each such license.

Market Area/Market	Population(1)	Current Percentage Interest(2)	Current Population Equivalents(3)
Los Angeles/Oxnard, CA	18,296,000	5.5%	1,006,000
Oklahoma City, OK	1,139,000	14.6%	166,000
Others (fewer than 100,000 population equivalents each)			345,000
Total population equivalents in investment markets			1,517,000

(1)          Represents 100% of the total population of the licensed area in which U.S. Cellular owns an interest based on 2008 Claritas population estimates.

(2)          Represents U.S. Cellular’s percentage ownership interest in the licensed area as of December 31, 2009.

(3)          “Current Population Equivalents” are derived by multiplying the amount in the “Population” column by the percentage interest indicated in the “Current Percentage Interest” column.

Business Development Strategy

U.S. Cellular’s business development strategy is to obtain interests in and access to wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas.  U.S. Cellular anticipates that grouping its operations into market areas will continue to provide it with certain economies in its capital and operating costs.  U.S. Cellular may continue to make opportunistic acquisitions or exchanges of markets that further strengthen its operating market areas and in other attractive markets. U.S. Cellular also believes that the acquisition of additional licenses within its operating territories will enhance its network capacity to meet its customers’ increased demand for data services. U.S. Cellular seeks to acquire minority interests in licenses in which it already owns the majority interest and/or operates the license.  From time to time, U.S. Cellular has divested outright or included in exchanges for other wireless interests certain consolidated and investment interests that were considered less essential to its operating strategy.  As part of this strategy, U.S. Cellular from time to time may be engaged in negotiations relating to the acquisition or exchange of companies, strategic properties or wireless spectrum or the disposition of properties.  In addition, U.S. Cellular may participate as a bidder, or member of a bidding group, in auctions for wireless spectrum administered by the FCC.

U.S. Cellular engaged in the following significant transactions to further enhance its operating market areas in the last five years.

FCC Auctions.  From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services.  U.S. Cellular has participated in certain prior FCC auctions indirectly through its limited partnership interests.  Each entity qualified as a “designated entity” and thereby was eligible for bid credits with respect to licenses purchased in accordance with the rules defined by the FCC for each auction.  In most cases, the bidding credits resulted in a 25% discount from the gross winning bid.

Auction 73.  The FCC auction of spectrum in the 700 megahertz band closed on March 20, 2008.  U.S. Cellular participated in Auction 73 indirectly through its limited partnership interest in King Street Wireless L.P. (“King Street Wireless”).  King Street Wireless paid $300.5 million to the FCC in 2008 for 152 licenses for which it was the successful winning bidder in the auction. These licenses were granted by the FCC in December 2009.

Auction 66.  The FCC auction of spectrum in the advanced wireless services (“AWS-1”) band closed on September 18, 2006.  U.S. Cellular participated in Auction 66 indirectly through its limited partnership interest in Barat Wireless L.P. (“Barat Wireless”).  Barat Wireless paid $127.1 million to the FCC in 2006 for 17 licenses for which it was the successful bidder in the auction.  These licenses were granted by the FCC in 2007.

Auction 58.  The FCC auction of spectrum in the personal communication services (“PCS”) band closed on February 15, 2005.  U.S. Cellular participated in Auction 58 indirectly through its limited partnership interest in Carroll Wireless L.P. (“Carroll Wireless”).  Carroll Wireless paid $129.7 million to the FCC in 2005 for 16 licenses for which it was the successful bidder in the auction. These licenses were granted by the FCC in 2006.

Products and Services

Wireless Devices.  U.S. Cellular offers a wide range of wireless handsets and laptop cards for use by its customers.  All of the wireless devices that U.S. Cellular offers are compatible with its Code Division Multiple Access (“CDMA”) 1XRTT and/or third generation Evolution-Data Optimized (“3G”) network. Also, all of the handsets U.S. Cellular currently offers are compliant with the FCC’s enhanced wireless 911 (“E-911”) requirements.  In addition, U.S. Cellular offers a wide range of accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items to customers, and U.S. Cellular sells wireless devices to agents and other third-party distributors for resale. U.S. Cellular frequently discounts wireless handset devices sold to new and current customers and provides upgraded handsets to current customers in response to competition, to attract new customers or to retain existing customers by reducing the cost of becoming or remaining a wireless customer.  In most instances, where permitted by law, customers are required to sign a new service contract or extend their current service contract with U.S. Cellular at the time the handset sale takes place in order to receive such discount.

U.S. Cellular has established service facilities in many of its local markets to ensure quality service and repair of the wireless handset devices it sells.  These facilities allow U.S. Cellular to improve its handset repair service by promptly assisting customers who experience equipment problems.  Additionally, the following service repair programs are available to U.S. Cellular customers: over-the-counter exchange, smartphone advance exchange, loaner phones, device recycling and returns of devices.  U.S. Cellular maintains a repair facility in Tulsa, Oklahoma to handle complex repair issues.

During 2009, U.S. Cellular’s smartphone category was expanded with the addition of several BlackBerry® and Windows Mobile®-based handsets, such as the BlackBerry® Tour, BlackBerry® Flip, next generation BlackBerry® Curve, HTC Snap and HTC Touch Pro II.  U.S. Cellular also plans to launch Android-based handsets during the second half of 2010.  Handset devices that are considered smartphones use an identifiable operating system, often with the ability to add applications such as for enhanced data processing, connectivity or entertainment.  In addition, U.S. Cellular expanded its premium handset offering with the addition of the LG Tritan, LG Bliss and Samsung Caliber. Premium handsets provide enhanced web-browsing, email and applications capabilities, but do not utilize an identifiable operating system. U.S. Cellular’s competitive smartphone and premium handset offerings play a significant role in driving data service usage and revenues.

U.S. Cellular purchases wireless devices and accessory products from a number of manufacturers, with the substantial majority of such purchases currently made from LG InfoComm, Samsung, Research In Motion, Motorola, Personal Communications Devices, LLC, Superior Communications and Kyocera.  U.S. Cellular negotiates volume discounts with its suppliers and works with them in promoting specific equipment in its local advertising.  U.S. Cellular does not own significant product warehousing and distribution infrastructure.  Instead, it contracts with an outside vendor for substantially all of its handset and other product warehousing, distribution and direct customer fulfillment requirements.  For its battery swap program, which is described below, U.S. Cellular contracts with an outside vendor to provide battery warehousing, testing, distribution and procurement services.

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

Wireless Services.  U.S. Cellular’s customers are able to choose from a variety of packaged voice and data pricing plans that are designed to fit different usage patterns and customer needs, including both postpay and prepay options.  The ability to help a customer find the right pricing plan is central to U.S. Cellular’s brand positioning.  U.S. Cellular generally offers wide area and national consumer plans that can be tailored to a customer’s needs by the addition of features or feature packages.  Many plans enable small work groups or families to share the plan minutes, enabling customers to get more value for their money.  Business rate plans are offered to companies to meet their unique needs.  U.S. Cellular’s popular national rate plans price all calls, regardless of where they are made or received in the United States, as local calls with no long distance or roaming charges.  Additionally, U.S. Cellular offers hybrid prepay service plans, which include unlimited or packages of minutes for a monthly fee.

U.S. Cellular’s easyedgeSM brand of enhanced data services uses a Binary Runtime Environment for Wireless (“BREW”) technology, licensed from Qualcomm, and adds limited computer-like functionality to non-smartphone handsets, enabling applications to be downloaded over-the-air directly to the customer’s wireless device.  These enhanced data services include news, weather, sports information, games, ring tones and other services.  Applications are added to U.S. Cellular’s easyedge catalog on an ongoing basis.  Several significant applications include (1) Mobile Browser, which gives customers connectivity for accessing web e-mail, social networking and other Internet sites, and performing e-commerce transactions, (2) Mobile E-mail, which helps bridge the gap for customers who want to stay connected no matter where they are or what they are doing, (3) Your Navigator, which offers voice-prompted turn-by-turn navigation to help customers reach their destinations, (4) Music Sync™, which turns a customer’s handset into a music player and (5) Search & Info, which gives customers the ability to easily search for ring tones, wallpapers, games and applications.  U.S. Cellular plans on further expansion of its easyedge and other enhanced services in 2010 and beyond.

U.S. Cellular also offers certain enhanced multimedia services, including Digital Radio, Mobile TV and 3D Gaming, over its 3G network.

Marketing

Customer Acquisition and Retention.  U.S. Cellular’s marketing plan is focused on acquiring, retaining and growing customer relationships by offering high-quality products and services built around customer needs at fair prices, supported by outstanding customer service.  U.S. Cellular operates under a unified brand name and logo, U.S. Cellular, across all its markets. In June 2008, U.S. Cellular launched a new branding campaign, Believe in Something Better®.  U.S. Cellular believes that creating positive connections with its customers enhances their wireless experience and builds customer loyalty.  U.S. Cellular currently offers several innovative, customer-centric programs and services, at no cost to the customer.  Under U.S. Cellular’s Battery Swap program, a customer can exchange a battery that is dead or dying for one that is fully charged.  The Overage Protection service provides customers peace-of-mind by receiving text message alerts when they come close to reaching their allowable monthly plan minutes or text messages in order to avoid overage charges.   My Contacts Backup offers extra security for customers knowing that they can retrieve their contact numbers if they lose or damage their phones.  U.S. Cellular also offers free incoming calls, text and picture messages.

U.S. Cellular increases customer awareness using traditional media such as television, radio, newspaper and direct mail advertising, and emerging media such as the Internet and sponsorships.  U.S. Cellular has achieved its current level of penetration of its markets through a combination of a strong brand position, promotional advertising and broad distribution, and has been able to sustain a high customer retention rate based on its high-quality wireless network and outstanding customer service.  U.S. Cellular’s advertising is directed at gaining and retaining customers, improving potential customers’ awareness of the U.S. Cellular brand, increasing existing customers’ usage of U.S. Cellular’s services and increasing the public awareness and understanding of the wireless services it offers.  U.S. Cellular attempts to select the advertising and promotional media that are most appealing to the targeted groups of potential customers in each local market.  U.S. Cellular supplements its advertising with a focused public relations program.  This program combines nationally supported activities and unique local activities, events, and sponsorships to enhance public awareness of U.S. Cellular and its brand.  These programs are aimed at supporting the communities U.S. Cellular serves.  The programs range from loaning phones to public service operations in emergencies, to assisting victims of domestic abuse through U.S. Cellular’s Stop Abuse From Existing programs, and to supporting safe driving programs.  U.S. Cellular also invests millions of dollars in its education initiatives, such as Calling All Communities and Calling All Teachers, that support schools and teachers in the communities U.S. Cellular serves.

U.S. Cellular historically has maintained a low postpay customer churn rate by focusing on customer satisfaction, development of processes that are more customer-friendly, extensive training of frontline sales and support associates and the implementation of retention programs.  The marketing plan stresses the value of U.S. Cellular’s service offerings and incorporates combinations of rate plans, additional value-added features and services and wireless devices which are designed to meet the needs of defined customer segments and their usage patterns.

U.S. Cellular currently operates five regional Customer Care Centers with personnel who are responsible for customer service activities, and two national financial services centers with personnel who perform other credit and customer payment activities.

Distribution Channels.  U.S. Cellular supports a multi-faceted distribution program, including retail sales and service centers, direct sales, and independent agents in the majority of its markets, plus the Internet and telesales for customers who wish to contact U.S. Cellular through those channels.

Company retail store locations are designed to market wireless service to the consumer and small business segments in a setting familiar to these types of customers.  Retail sales associates work in over 400 U.S. Cellular-operated retail stores and kiosks. Direct sales consultants market wireless service to mid-size business customers. U.S. Cellular’s e-commerce site enables customers to activate service and purchase handsets online, and this site is continually evolving to address customers’ current needs.  Traffic on U.S. Cellular’s website is increasing as customers use the site for gathering information, purchasing handsets, signing up for service, exploring easyedge applications and finding the locations of its stores and agents.

U.S. Cellular maintains an ongoing training program to improve the effectiveness of retail sales associates and direct sales consultants by focusing their efforts on obtaining customers by facilitating the sale of appropriate packages for the customer’s expected usage and value-added services that meet customer needs.

U.S. Cellular has relationships with exclusive and non-exclusive agents, which are independent businesses that obtain customers for U.S. Cellular on a commission basis.  At December 31, 2009, U.S. Cellular had contracts with these businesses aggregating over 1,100 locations.  U.S. Cellular provides additional support and training to its exclusive agents to increase customer satisfaction for customers they serve.  U.S. Cellular’s agents are generally in the business of selling wireless devices, wireless service packages and other related products, and include major appliance dealers and car stereo companies.  No single agent accounted for 10% or more of U.S. Cellular’s operating revenues during the past three years.

U.S. Cellular also markets wireless service through resellers.  The resale business involves the sale of wholesale access and minutes to independent companies that package and resell wireless services to end-users.  These resellers generally provide prepay and postpay services to subscribers under their own brand names and also provide their own billing and customer service.  U.S. Cellular incurs no direct subscriber acquisition costs related to reseller customers.  At December 31, 2009, U.S. Cellular had approximately 397,000 customers of resellers.  For the year ended December 31, 2009, revenues from resale business were less than 1% of total service revenues.

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

U.S. Cellular’s main sources of revenues are from its own customers and from customers of competitors who roam on its network. The interconnectivity of wireless service enables a customer who is in a wireless service area other than the customer’s home service area (“a roamer”) to place or receive a call in that service area.  U.S. Cellular has entered into reciprocal roaming agreements with operators of other wireless systems covering virtually all systems with CDMA technology in the United States, Canada and Mexico.  Roaming agreements offer customers the opportunity to roam on these systems.  These reciprocal agreements automatically pre-register the customers of U.S. Cellular’s systems in the other carriers’ systems.  In addition, a customer of a participating system roaming in a U.S. Cellular market where this arrangement is in effect is able to make and receive calls on U.S. Cellular’s system.  The charge for this service is negotiated as part of the roaming agreement between U.S. Cellular and the roaming customer’s carrier. U.S. Cellular bills this charge to the customer’s home carrier, which then bills the customer.  In many instances, based on competitive factors, carriers, including U.S. Cellular, may charge lower amounts to their customers than the amounts actually charged by other wireless carriers for roaming.

U.S. Cellular’s customer bills typically show separate charges for voice usage features, airtime in excess of the packaged amount (such packages may include roaming and long-distance usage), roaming, long-distance calls and data usage features, to the extent that such features are not included in the service plan package. As indicated above, U.S. Cellular’s customers are able to choose from a variety of packaged voice and data pricing plans that are designed to fit different usage patterns and needs. Voice usage features provided by U.S. Cellular include wide area, national and mobile-to-mobile call delivery, caller ID blocking, call forwarding, voicemail, call waiting and three-way calling.  Data usage features provided by U.S. Cellular include email services, instant messaging, and text and picture messaging.

Technology and System Design and Construction

Technology.  Wireless communication systems transmit voice, data, graphics and video through the transmission of signals over networks of radio towers using radio spectrum licensed by the FCC.  Access to local, regional, national and worldwide telecommunications networks is provided through system interconnections.

U.S. Cellular currently deploys CDMA 1XRTT digital technology throughout virtually all of its networks.  Through roaming agreements with other CDMA-based wireless carriers, U.S. Cellular’s customers may access CDMA service in virtually all areas of the United States.  U.S. Cellular believes that CDMA technology offers advantages compared to the other second generation digital technologies, including greater spectral efficiency as well as better call quality.  Another digital technology, Global System for Mobile Communication (“GSM”), has a larger installed base of customers worldwide. Since CDMA technology currently is not compatible with GSM technology, U.S. Cellular customers with CDMA-only based handsets are currently not able to use their handsets when traveling through areas serviced only by GSM-based networks. However, both CDMA and GSM technology are expected to be succeeded by fourth generation Long-Term Evolution (“LTE”) technology within several years, which is expected to result in most CDMA and GSM carriers having compatible technologies once they converge to LTE.

A high-quality network, supported by continued prudent investments in that network, will remain an important factor for wireless companies to remain competitive.  U.S. Cellular continually reviews its long-term technology plans.  Since 2006, U.S. Cellular has offered services based on 3G technology.  This technology, which increases the speed of data transmissions on the wireless network, is deployed by certain other wireless companies.  As of December 31, 2009, U.S. Cellular deployed 3G technology that covered 75% of its customers.  U.S. Cellular plans to continue the expansion and anticipates that approximately 98% of its customers will be 3G covered by the end of 2010.

U.S. Cellular selected LTE technology as its approach to address demand for services enabled by fourth generation wireless technology. In late 2009, U.S. Cellular began technical trials of LTE in support of gaining knowledge of the customer benefits and technical expertise.  This will enhance U.S. Cellular’s planning for future LTE deployment opportunities. Another fourth generation technology, WiMax, recently has been deployed in certain U.S. markets by Sprint Nextel and a related entity, Clearwire. Although this fourth generation technology is being deployed ahead of LTE, most other wireless carriers, including Verizon, AT&T, Vodafone, China Mobile and several other major international wireless service providers, have announced plans to deploy LTE. As a result, LTE is expected to have more worldwide compatibility and cost efficiencies compared to WiMax.

System Design and Construction.  U.S. Cellular designs and constructs its systems in a manner it believes will permit it to provide high-quality service to substantially all types of wireless devices that are compatible with its network technology.  Designs are based on engineering studies which relate to specific markets.  Such engineering studies are performed by U.S. Cellular personnel or third-party engineering firms.  Network reliability is given careful consideration and extensive backup redundancy is employed in many aspects of U.S. Cellular’s network design.  Route diversity, ring topology and extensive use of emergency standby power are also utilized to enhance network reliability and minimize service disruption from any particular network element failure.

In accordance with its strategy of building and strengthening its operating market areas, U.S. Cellular has selected high-capacity digital wireless switching systems that are capable of serving multiple markets through a single mobile telephone switching office.  U.S. Cellular’s wireless systems are designed to facilitate the installation of equipment that will permit microwave interconnection between the mobile telephone switching office and the cell sites.  U.S. Cellular has implemented such microwave interconnection in many of the wireless systems it operates.  In other areas, U.S. Cellular’s systems rely upon wireline telephone connections to link cell sites with the mobile telephone switching office.  Although the installation of microwave network interconnection equipment requires a greater initial capital investment, a microwave network enables a system operator to reduce the current and future charges associated with leasing backhaul capacity from a wireline telephone company.

U.S. Cellular believes that currently available technologies and appropriate capital additions will allow sufficient capacity on its networks to meet anticipated demand for voice services over the next few years. U.S. Cellular’s continued investment in new licenses will support future demand for fourth generation broadband services using LTE. Increasing demand for high-speed data and video services may require the acquisition of additional licenses or spectrum to provide sufficient capacity in markets where U.S. Cellular currently offers or may in the future offer these services.

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

The costs (inclusive of the costs to acquire licenses) to develop the systems in which U.S. Cellular owns a controlling interest have historically been financed primarily through proceeds from debt and equity offerings and, in certain prior years, with cash generated by operations and proceeds from the sales of wireless interests.  U.S. Cellular expects to meet most of its future funding requirements with cash generated by operations and funds available under its revolving credit facility.  U.S. Cellular also may have access to public and private capital markets to help meet its long-term financing needs.

Competition

The wireless telecommunication industry is highly competitive.  U.S. Cellular competes directly with several wireless service providers in each of its markets.  In general, there are between three and five competitors in each wireless market in which U.S. Cellular provides service, excluding resellers and mobile virtual network operators (“MVNOs”).  U.S. Cellular generally competes against each of the national wireless companies: Verizon Wireless, AT&T Mobility, Sprint Nextel, and T-Mobile USA.  However, not all of these competitors operate in each market where U.S. Cellular does business.  These competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than U.S. Cellular.  In addition, U.S. Cellular competes against other regional wireless companies in certain areas, including Leap Wireless International, and resellers of wireless services.  Since U.S. Cellular’s competitors do not disclose their subscriber counts in specific regional service areas, market share for the competitors in each regional market cannot be precisely determined.

Since each of these competitors operates on systems using spectrum licensed by the FCC and has comparable technology and facilities, competition among wireless service providers for customers is principally on the basis of types of products and services, price, size of area covered, call quality, network speed and responsiveness of customer service.  U.S. Cellular employs a customer satisfaction strategy throughout its markets that it believes has contributed to its overall success.

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

The use of national advertising and promotional programs by the national wireless service providers may be a source of additional competitive and pricing pressures in all U.S. Cellular markets, even if those operators may not provide direct service in a particular market.  In addition, in the current wireless environment, U.S. Cellular’s ability to compete depends on its ability to offer family and national calling plans.  U.S. Cellular provides wireless services comparable to the national competitors, but the national wireless companies operate in a wider geographic area and are able to offer no- or low-cost roaming and long-distance calling packages over a wider area on their own networks than U.S. Cellular can offer on its network.  When U.S. Cellular offers the same calling area as one of these competitors, U.S. Cellular incurs roaming charges for calls made in portions of the calling area, which are not part of its network, thereby increasing its cost of operations.  In the central market area, U.S. Cellular’s largest contiguous service area, U.S. Cellular can offer larger regional service packages without incurring significant roaming charges than it is able to offer in other parts of its network. U.S. Cellular depends on roaming agreements with other wireless carriers to provide voice and data roaming capabilities in areas not covered by U.S. Cellular’s network.

Bundled offerings, in the form of “triple plays” and “quadruple plays” (combination of cable or satellite television service, high-speed Internet, wireline phone service, and wireless phone service), are common among some of U.S. Cellular’s competitors.  In addition, wireless carriers and others are beginning to roll out new or enhanced technologies to better meet the needs of the “anytime, anywhere” consumer.  Convergence is taking place on many levels, including dual-mode devices that act as wireline or mobile phones depending on location and the incorporation of wireless “hot spot” technology in mobile handsets for improved in-building coverage and for making Internet access seamless regardless of location.  Although less directly a substitute for other wireless services, wireless data services such as Wi-Fi may be adequate for those who do not need full mobility wide area roaming or full two-way voice services.  Technological advances or regulatory changes in the future may make available other alternatives to wireless service, thereby creating additional sources of competition.

U.S. Cellular’s approach in 2010 and in future years will be to focus on the unique needs and attitudes towards wireless service of its selected target segments.  U.S. Cellular will deliver selected, targeted high quality products and services at fair prices and will continue to differentiate itself through the customer experience and service quality. U.S. Cellular’s ability to compete successfully in the future will depend upon its ability to anticipate and respond to changes related to new service offerings, customer preferences, competitors’ pricing strategies, technology, demographic trends, economic conditions and access to adequate spectrum resources.

Regulation

Regulatory Environment.  U.S. Cellular’s operations are subject to FCC and state regulation.  The wireless licenses that are held by U.S. Cellular and by the designated entities in which U.S. Cellular owns a non-controlling interest are granted by the FCC for the use of radio frequencies and are an important component of the overall value of U.S. Cellular’s consolidated assets.  The construction, operation and transfer of wireless systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934 (“Communications Act”).  In 1996, Congress enacted the Telecommunications Act of 1996 (“Telecommunications Act”), which amended the Communications Act.  The Telecommunications Act mandated significant changes in telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the United States and streamline regulation of the telecommunications industry to remove regulatory burdens, as competition develops.  The FCC has promulgated regulations governing construction and operation of wireless systems, licensing (including renewal of licenses) and technical standards for the provision of wireless services under the Communications Act, and is implementing the legislative objectives of the Telecommunications Act, as discussed below.

Licensing—Wireless Service.  Various wireless licenses are granted by the FCC based on various geographic areas. The completion of acquisitions, involving the transfer of control of all or a portion of a wireless system, requires prior FCC approval.  The FCC determines whether an acquisition of wireless licenses is in the public interest on a case-by-case basis.

The Communications Act also requires the FCC to award new licenses for most commercial wireless services through a competitive bidding process in which spectrum is awarded to bidders in an auction.  From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services.  U.S. Cellular has participated in such auctions in the past and is likely to participate in any other auctions conducted by the FCC in the future as an applicant or as a non-controlling partner in another auction applicant. FCC anti-collusion rules place certain restrictions on business communications and disclosures by participants in an FCC auction.

Licensing—Facilities.  The FCC must be notified each time an additional cell site for a wireless system is constructed which enlarges the service area of a given wireless market.   U.S. Cellular believes that its facilities are in compliance with these requirements.

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

Wireless licenses are generally granted for a ten year term or, in some cases, for fifteen years.  The FCC has established standards for conducting comparative renewal proceedings between a wireless licensee seeking renewal of its license and challengers filing competing applications.   All of U.S. Cellular’s licenses which it applied to have renewed between 1995 and 2009 have been renewed.

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

There are certain ongoing regulatory matters which are of particular importance to the wireless industry, as follows.

E-911.  The FCC has imposed E-911 regulations on wireless carriers.  The rules require wireless carriers to provide different levels of detailed location information about E-911 callers depending on the capabilities of the local emergency call center.  U.S. Cellular is in compliance with the FCC’s requirements regarding E-911.

Recovery Act. In 2009, Congress enacted the American Recovery and Reinvestment Act of 2009, or the Recovery Act, which provides, among other things, for an aggregate appropriation of $7.2 billion to fund grants and loans to provide broadband infrastructure, access and equipment to consumers residing in rural, unserved or underserved areas of the United States.  Hundreds of entities applied for such funding in the first round, including U.S. Cellular.  U.S. Cellular has been notified that those applications were not granted. U.S. Cellular is currently considering submitting additional applications for grants in the second round of funding, which applications are due March 15, 2010.  The distribution of Recovery Act funds to other telecommunications service providers could impact competition in certain of U.S. Cellular’s service areas.

National Broadband Plan. Among the provisions in the legislation that Congress enacted in 2008 to stimulate the economy was a requirement that the FCC develop a national broadband plan that seeks to ensure that every American has access to broadband capability.  In April 2009, the FCC initiated an inquiry to develop that plan and has since indicated it intends to deliver that plan to Congress in March 2010.  U.S. Cellular cannot predict the outcome of the FCC’s inquiry or how the matters ultimately covered in the plan will affect its business.

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

The Telecommunications Act establishes principles and a process for implementing a modified “universal service” policy.  This policy seeks nationwide, affordable service and access to advanced telecommunications and information services.  It calls for reasonably comparable urban and rural rates and services.  The Telecommunications Act also requires universal service to schools, libraries and rural health facilities at discounted rates.  Wireless carriers must provide such discounted rates to such organizations in accordance with federal regulations.  The FCC has implemented the mandate of the Telecommunications Act to create a universal service support mechanism “to ensure that all Americans have access to telecommunications services.”  The Telecommunications Act requires all interstate telecommunications providers, including wireless service providers, to “make an equitable and non-discriminatory contribution” to support the cost of providing universal service, unless their contribution would be de minimis.  At present, the provision of wireline and wireless telephone service in high cost areas is subsidized by support from the “universal service fund”, to which all carriers with interstate and international revenues must contribute.  Carriers are free to pass such contributions on to their customers.  In 2009, U.S. Cellular contributed over $90 million into the universal service fund.

Wireless carriers also are eligible to receive universal service support payments in certain circumstances if they provide specified services in “high cost” areas.  U.S. Cellular has sought designation as an eligible telecommunications carrier (“ETC”) qualified to receive universal service support in a number of states.  To date, U.S. Cellular has been designated as an ETC in the states of Illinois, Iowa, Kansas, Maine, Missouri, Nebraska, New Hampshire, New York, North Carolina, Oklahoma, Oregon, Tennessee, Virginia, Washington, Wisconsin and West Virginia; in 2009, U.S. Cellular earned approximately $151 million in high cost support for its service to high cost areas in these states.

In May 2008, the FCC adopted a state-by-state temporary cap to funding for competitive ETCs based on the funding level available as of March 31, 2008.  The cap has had the effect of reducing the amount of support that U.S. Cellular would otherwise have been eligible to receive.  During 2010, the FCC will likely issue a notice of proposed rulemaking to consider reform of the universal service fund (“USF”) program in conjunction with the issuance of a National Broadband Plan in March 2010. Adoption of a USF reform proposal by the FCC could have a significant, and adverse, impact on the amount of support, if any, wireless ETCs continue to receive.  The outcome of such a proceeding is unknown at this time.

In 2009, the FCC initiated a rulemaking proceeding designed to codify its existing “Net Neutrality” principles and impose new requirements that could have the effect of restricting the ability of wireless Internet service providers to manage applications and content that traverse their networks.  U.S. Cellular cannot predict whether this proceeding will result in new rules, and, if so, the extent to which those new rules will affect its ability to provide wireless Internet access service on a cost-effective basis.  U.S. Cellular also cannot predict what effect, if any, this proceeding will have on its competitors or the growing markets for Internet-based applications and wireless Internet access.

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

Employees

U.S. Cellular had approximately 9,200 full-time and part-time employees as of December 31, 2009.  None of U.S. Cellular’s employees are represented by a labor organization. U.S. Cellular considers its relationship with its employees to be good.

Item 1A.  Risk Factors

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Annual Report on Form 10-K, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that U.S. Cellular intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include those set forth below under “Risk Factors” in this Form 10-K. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  U.S. Cellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the following risk factors and other information contained in, or incorporated by reference into, this Form 10-K to understand the material risks relating to U.S. Cellular’s business.

RISK FACTORS

Intense competition in the markets in which U.S. Cellular operates could adversely affect U.S. Cellular’s revenues or increase its costs to compete.

Competition in the telecommunications industry is currently intense and could intensify further in the future due to the general effects of a weak economy, as well as due to wireless industry factors such as increasing market penetration and decreasing customer churn rates.  U.S. Cellular’s ability to compete effectively will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry.  U.S. Cellular anticipates that competition may cause the prices for products and services to continue to decline, and the costs to compete to increase, in the future.  Most of U.S. Cellular’s competitors are national or global telecommunications companies that are larger than U.S. Cellular, possess greater resources, possess more extensive coverage areas and more spectrum within their coverage areas, and market other services with their communications services that U.S. Cellular does not offer.  Larger competitors could potentially engage in predatory practices that could have an adverse effect on U.S. Cellular.  In addition, U.S. Cellular may face competition from technologies that may be introduced in the future or from new entrants into the industry.  New technologies, services and products that are more commercially effective than the technologies, services and products offered by U.S. Cellular may be developed.  There can be no assurance that U.S. Cellular will be able to compete successfully in this environment.

Sources of competition to U.S. Cellular’s business typically include three to five competing wireless telecommunications service providers in each market, wireline telecommunications service providers, cable television companies, resellers (including mobile virtual network operators), and providers of other alternate telecommunications services.  Many of U.S. Cellular’s wireless competitors and other competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than U.S. Cellular.

If U.S. Cellular does not adapt to effectively compete in such a highly competitive environment, such competitive factors could result in product, service, pricing or cost disadvantages and could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

A failure by U.S. Cellular to successfully execute its business strategy or allocate resources or capital could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular is a regional wireless carrier that operates on a customer satisfaction strategy, seeking to meet customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.  U.S. Cellular seeks to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas.  U.S. Cellular relies on roaming agreements with other carriers to provide roaming capability to its customers in areas of the U.S. outside its service areas and to improve coverage within selected areas of U.S. Cellular’s network footprint.  U.S. Cellular pursues a product and technology strategy which requires it to follow and recognize product and technology advances and quickly adopt and execute rollouts of such advances.

In addition, in pursuit of its business strategy, in 2009, U.S. Cellular began efforts on a number of multi-year initiatives including the development of: a new billing and operational support system (BSS/OSS) which will include a new point-of-sale system and which will consolidate billing on one platform; an Electronic Data Warehouse/Customer Relationship Management System to collect and analyze information more efficiently to build and improve customer relationships; and a new Internet/Web platform to enable customers to complete a wide range of transactions and, eventually, to manage their accounts online.

The successful execution of strategy and optimal capital allocation decisions depend on various internal and external factors, many of which are not in U.S. Cellular’s control.   U.S. Cellular’s ability to implement and execute its business strategy and optimally allocate its assets and capital and, as a result, achieve desired financial results, could be affected by such factors.  Such factors include pricing practices by competitors, relative scale, purchasing power, roaming and other strategic agreements, wireless handset availability, timing of introduction of handsets and other factors.  In addition, there is no assurance that U.S. Cellular’s multi-year initiatives will be successful.  Even if U.S. Cellular executes its business strategies as intended, such strategies may not be successful in the long term to profitably sustain growth in revenue or otherwise.  A failure by U.S. Cellular to execute its business strategies successfully or to allocate resources or capital optimally could have an adverse effect on U.S. Cellular’s wireless business, financial condition or results of operations.

A failure by U.S. Cellular’s service offerings to meet customer expectations could limit U.S. Cellular’s ability to attract and retain customers and could have an adverse effect on U.S. Cellular’s operations.

Customer acceptance of the services that U.S. Cellular offers is and will continue to be affected by technology and range of device and service-based differences from competition and by the operational performance, quality, reliability, and coverage of U.S. Cellular’s networks.  U.S. Cellular may have difficulty attracting and retaining customers if it is unable to meet customer expectations for a range of services, such as handset selection and easy access to a broad variety of applications, or if it is otherwise unable to resolve quality issues relating to its networks, billing systems or customer care, or if any of those issues limit U.S. Cellular’s ability to expand its network capacity or subscriber base or otherwise place U.S. Cellular at a competitive disadvantage to other service providers in its markets.  The levels of customer demand for any U.S. Cellular next-generation services and products are uncertain.  Customer demand could be impacted by differences in the types of services offered, service content, technology, footprint and service areas, network quality, customer perceptions, customer care levels and rate plans.

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

U.S. Cellular’s customers can access another carrier’s digital system automatically only if the other carrier allows U.S. Cellular’s customers to roam on its network.  U.S. Cellular relies on roaming agreements with other carriers to provide roaming capability to its customers in areas of the U.S., Mexico and Canada outside of its service areas and to improve coverage within selected areas of U.S. Cellular’s network footprint.  Such agreements cover traditional voice services as well as data services, which are an area of strong growth for U.S. Cellular and other carriers.  Although U.S. Cellular currently has long-term roaming agreements with certain other carriers, these agreements generally are subject to renewal and termination if certain events occur, including, without limitation, if network standards are not maintained.  FCC rules require wireless carriers to offer roaming arrangements to other carriers on reasonable terms and conditions and the FCC is considering applying this requirement to markets in which the carrier seeking to roam already holds an FCC license. However, carriers frequently disagree on what constitutes reasonable terms and conditions. The FCC has not taken an active role in explaining or enforcing these requirements nor has it adopted rules requiring that carriers offer data roaming as well as voice roaming.

Some competitors may be able to obtain lower roaming rates than U.S. Cellular is able to obtain because they have larger call volumes or because of their affiliations with, or ownership of, wireless carriers, or may be able to reduce roaming charges by providing service principally over their own networks.  In addition, the quality of service that a wireless carrier delivers during a roaming call may be inferior to the quality of service U.S. Cellular provides, the price of a roaming call may not be competitive with prices of other wireless carriers for such call, and U.S. Cellular’s customers may not be able to use some of the advanced features, such as voicemail notification or data applications, that U.S. Cellular’s customers enjoy when making calls within U.S. Cellular’s network.  U.S. Cellular’s rate of adoption of new technologies, such as those enabling high-speed data services, could affect its ability to enter into or maintain roaming agreements with other carriers.  In addition, U.S. Cellular’s wireless “CDMA”, “CDMA 1XRTT” and “3G” technology is not compatible with technologies such as GSM-based technologies which are used by certain other carriers, which limits the ability of U.S. Cellular to enter into roaming agreements with such other carriers.  U.S. Cellular’s roaming partners could switch their business to new operators or, over time, to their own networks.  Changes in roaming usage patterns, rates for roaming minutes or data use or relationships with carriers whose customers generate roaming minutes or data use on U.S. Cellular’s network could have an adverse effect on U.S. Cellular’s revenues and revenue growth.

If U.S. Cellular is unable to obtain or maintain roaming agreements with other wireless carriers that contain pricing and other terms that are competitive and acceptable to U.S. Cellular, and that satisfy U.S. Cellular’s quality and interoperability requirements, its business, financial condition or results of operations could be adversely affected.

U.S. Cellular currently receives a significant amount of roaming revenues.  As a result of acquisitions by other companies in the wireless industry, U.S. Cellular roaming revenues have declined significantly from amounts earned in certain prior years.  Further industry consolidation and continued build outs by existing and new wireless carriers could cause roaming revenues to decline even more, which would have an adverse effect on U.S. Cellular’s business, financial condition and results of operations.

U.S. Cellular’s service revenues include roaming revenues related to the use of U.S. Cellular’s network by other carriers’ customers who travel within U.S. Cellular’s coverage areas.  A significant portion of these roaming revenues is derived from Verizon Wireless (“Verizon”) and formerly Alltel Corporation (“Alltel”).  In January 2009, Verizon acquired Alltel.  As a result of this transaction, the network footprints of Verizon and Alltel have been and will continue to be combined.  This has resulted in a decrease in inbound roaming revenues for U.S. Cellular, since the combined Verizon and Alltel entity has reduced its usage of U.S. Cellular’s network in certain coverage areas that were used by Verizon and Alltel (as separate entities).  Additional changes in the network footprints of other carriers due to additional consolidation or network expansions also could have an adverse effect on U.S. Cellular’s roaming revenues.  For example, consolidation among other carriers which have network footprints that currently overlap U.S. Cellular’s network could further decrease the amount of roaming revenues for U.S. Cellular.  Accordingly, further industry consolidation could cause roaming revenues to decline even more, which would have an adverse effect on U.S. Cellular’s business, financial condition and results of operations.

A failure by U.S. Cellular to obtain access to adequate radio spectrum to meet current or anticipated future needs and/or to accurately predict future needs for radio spectrum could have an adverse effect on U.S. Cellular’s business and operations.

U.S. Cellular’s business depends on the ability to use portions of the radio spectrum licensed by the FCC.  U.S. Cellular could fail to obtain access to sufficient spectrum capacity in new or existing critical markets, whether through FCC auctions or other transactions, in order to meet the anticipated spectrum requirements associated with expected growth in customers and increased demand for existing services, and to enable deployment of next-generation services.  In addition, U.S. Cellular could fail to accurately forecast its future spectrum requirements considering changes in customer usage patterns, technology requirements and the expanded demands of new services. Such a failure could have a material adverse impact on the quality of U.S. Cellular’s services or U.S. Cellular’s ability to roll out such future services in some markets, or could require that U.S. Cellular curtail existing services in order to make spectrum available for next-generation services.  Spectrum constrained providers could be effectively capped in increasing market share.  As they gain customers, they use up their network capacity. Since they lack spectrum, they can respond to demand only by adding cell sites, which is capital intensive, limited by zoning considerations, and ultimately may not be cost effective.  If they become less cost-competitive, they may become unprofitable or be required to raise prices and lose customers, which would be an unsustainable position.   U.S. Cellular may acquire access to spectrum through a number of alternatives, including participation in spectrum auctions, partnering on a non-controlling basis with other auction applicants (“Other Applicants”) and other acquisitions and exchanges.  As required by law, the FCC has conducted auctions for licenses to use some parts of the radio spectrum.  The decision to conduct auctions, and the determination of what spectrum frequencies will be made available for auction, are made by the FCC pursuant to laws that they administer.  The FCC may not be able to allocate spectrum sufficient to meet the demands of all those wishing to obtain licenses for new market entry or to expand their spectrum holdings to meet the expanding demand for data services or to address other spectrum constraints.  U.S. Cellular or Other Applicants may not be successful in FCC auctions in obtaining the spectrum that either believes is necessary to implement its business and technology strategies.  In addition, newly auctioned spectrum may not be compatible with existing spectrum, and vendors may not create suitable products to use such spectrum.  Further, access to use spectrum won in FCC auctions may not be available on a timely basis.  Such access is dependent upon the FCC actually granting licenses won in the various auctions, which can be delayed for various reasons, including the possible need for the FCC to transition current users of spectrum to other portions of the radio spectrum.  U.S. Cellular also may seek to acquire radio spectrum through purchases and exchanges with other spectrum licensees.  However, U.S. Cellular may not be able to acquire sufficient spectrum through these types of transactions, and U.S. Cellular may not be able to complete any of these transactions on favorable terms.

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

U.S. Cellular’s business requires licenses granted by the FCC to provide wireless telecommunications services.  Typically, such licenses are issued for initial ten-year terms and may be renewed for additional ten-year terms, subject to FCC approval of the renewal applications.  Failure to comply with FCC requirements in a given service area could result in the revocation of U.S. Cellular’s license for that area or in the imposition of fines.  Court decisions and rulemakings could have a substantial impact on U.S. Cellular’s operations, including rulemakings on intercarrier access compensation and universal service.  Litigation and different objectives among federal and state regulators could create uncertainty and delay U.S. Cellular’s ability to respond to new regulations.  U.S. Cellular is unable to predict the future actions of the various regulatory bodies that govern U.S. Cellular, but such actions could have material adverse effects on U.S. Cellular’s business.

Among the provisions in the legislation that Congress enacted in 2008 to stimulate the economy was a requirement that the FCC develop a national broadband plan that seeks to ensure that every American has access to broadband capability.  In April 2009, the FCC initiated an inquiry to develop that plan and has since indicated it intends to deliver that plan to Congress in March 2010.  U.S. Cellular cannot predict how the FCC will address these issues going forward or how these matters will affect its business.

In 2009, the FCC initiated a rulemaking proceeding designed to codify its existing “Net Neutrality” principles and impose new requirements that could have the effect of restricting the ability of wireless Internet service providers to manage applications and content that traverse their networks.  U.S. Cellular cannot predict whether this proceeding will result in new rules, and, if so, the extent to which those new rules will affect its ability to provide wireless Internet access service on a cost-effective basis.  U.S. Cellular also cannot predict what effect, if any, this proceeding will have on its competitors or the growing markets for Internet-based applications and wireless Internet access.

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

On April 29, 2008, the FCC adopted an interim “cap” on the universal service fund (“USF”) high-cost funding that goes to competitive ETCs, limiting such funding in a particular state to the levels provided to all such carriers in that state in March 2008, with an exemption from the cap for carriers serving tribal lands and Alaskan Native Lands.  The FCC order imposing the cap was published on July 1, 2008 and became effective on August 1, 2008.

The FCC is considering significant changes in the USF as well as in intercarrier compensation.  These proposals include:  the creation of separate wireless, wireline, and broadband funds, with an overall “cap” on all funds, including the wireline and wireless funds; a separate cap on payments to wireless carriers; elimination of the “identical support” rules, thereby requiring wireless carriers to receive support based on their own costs rather than wireline “per line” costs; using “reverse auctions” (a form of competitive bidding) to determine the amount of support to be provided to eligible telecommunications carriers, and limiting the number of carriers eligible to receive support to a given area.  Adoption by the FCC of any form of “cap,” or limits on the number of carriers eligible to receive support for a given area or of proposals related to identical support or reverse auctions would likely reduce the amount of support that wireless carriers would be otherwise eligible to receive.  In addition, a congressional committee is investigating the USF high-cost program, which could potentially result in action by Congress. It is not certain what action, if any, may be taken by the FCC or Congress.

U.S. Cellular is not able to predict what, if any, changes ultimately will be adopted by the FCC or any other action that may be taken as a result of the foregoing proposals.  Such changes could have a material adverse impact on U.S. Cellular’s financial condition and results of operations.

An inability to attract and/or retain management, technical, sales and other personnel could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Due to competition for qualified management, technical, sales and other personnel and U.S. Cellular’s relative size in comparison to much larger competitors, there can be no assurance that U.S. Cellular will be able to continue to attract and/or retain qualified personnel necessary for the development of its business.  The loss of the services of existing personnel as well as the failure to recruit additional qualified personnel in a timely manner could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular’s assets are concentrated in the U.S. wireless telecommunications industry. As a result, its results of operations may fluctuate based on factors related entirely to conditions in this industry.

U.S. Cellular’s assets are concentrated in the U.S. wireless telecommunications industry and, in particular, in the Midwestern portion of the United States.  The U.S. wireless telecommunications industry is facing significant change and an uncertain operating environment.  U.S. Cellular has not diversified its revenue streams beyond wireless telecommunications.  U.S. Cellular’s focus on the U.S. wireless telecommunications industry, with concentrations of assets and operations in the Midwest, together with its positioning relative to larger competitors with greater resources within the industry, may represent increased risk for investors due to the lack of diversification.  This could have an adverse effect on U.S. Cellular’s ability to profitably sustain long-term revenue growth and could have an adverse effect on its business, financial condition or results of operations.

The completion of acquisitions by other companies has led to increased consolidation in the wireless telecommunications industry.  U.S. Cellular’s lower scale relative to larger wireless carriers has in the past and could in the future prevent or delay its access to new products including handsets, new technology and/or new content and applications which could adversely affect U.S. Cellular’s ability to attract and retain customers and, as a result, could adversely affect its business, financial condition or results of operations.

There has been a trend in the telecommunications and related industries in recent years towards consolidation of service providers through acquisitions, reorganizations and joint ventures.  U.S. Cellular expects this trend towards consolidation to continue, leading to larger competitors over time.  U.S. Cellular has lower-scale efficiencies compared to larger competitors.  U.S. Cellular may be unable to compete successfully with larger companies that have substantially greater financial, technical, marketing, sales, purchasing and distribution resources or that offer more services than U.S. Cellular, which could adversely affect U.S. Cellular’s revenues and costs of doing business.

U.S. Cellular’s business increasingly depends on its access to content for data, music or video services and its access to new handsets and other devices being developed by vendors.  U.S. Cellular’s ability to obtain such access depends in part on other parties.  For example, filings in proceedings before the FCC have alleged that larger companies have entered into exclusive arrangements with handset manufacturers which have the potential to restrict the market availability of particular handsets.  If U.S. Cellular is unable to obtain timely access to content for data, music or video services or timely access to new handsets being developed by vendors, its business, financial condition or results of operations could be adversely affected.

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

Changes in any of several factors could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.  These factors include, but are not limited to:

·                  Demand for or usage of services;

·                  The pricing of services;

·                  The overall size and growth rate of U.S. Cellular’s customer base;

·                  Average revenue per unit;

·                  Penetration rates;

·                  Churn rates;

·                  Selling expenses;

·                  Net customer acquisition and retention costs;

·                  Customers’ ability to honor existing service contracts and the potential impact on bad debts expense;

·                  Roaming rates;

·                  Voice minutes and data use;

·                  The mix of products and services offered by U.S. Cellular and purchased by customers; and

·                  The costs of providing products and services.

Advances or changes in telecommunications technology, such as Voice over Internet Protocol (“VoIP”), High-Speed Packet Access, WiMAX or Long-Term Evolution (“LTE”), could render certain technologies used by U.S. Cellular obsolete, could reduce U.S. Cellular’s revenues or could increase its costs of doing business.

The telecommunications industry is experiencing significant technological change, as evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services and products and enhancements and changes in end-user requirements and preferences.  Technological advances and industry changes, such as wideband technologies such as “Wi-Fi” and “WiMAX” which do not necessarily rely on FCC-licensed spectrum, the development of fourth-generation technology (“4G”) such as LTE, or the evolution of High-Speed Packet Access could cause the technology used on U.S. Cellular’s wireless networks to become less competitive or obsolete.  In addition, Voice over Internet Protocol, also known as VoIP, is an emerging technological trend that could cause a decrease in demand for U.S. Cellular’s telephone services.  U.S. Cellular may not be able to respond to such changes and implement new technology on a timely or cost-effective basis, which could reduce its revenues or increase its costs of doing business.  If U.S. Cellular cannot keep pace with these technological changes or other changes in the telecommunications industry over time, its financial condition, results of operations or ability to do business could be adversely affected.

U.S. Cellular could incur higher than anticipated intercarrier compensation costs.

When customers use U.S. Cellular’s service to call customers of other carriers, in certain circumstances U.S. Cellular is required to pay the carrier that serves the called party, and any intermediary or transit carrier, for the use of their networks. For transport of calls between its cell sites and mobile telephone switching offices, U.S. Cellular must often depend on facilities supplied by local telephone companies.  The rates for such services are unregulated and sometimes excessive. If such “backhaul” rates remain as they are, they could have an adverse effect on U.S. Cellular’s business as demand for such services increases in a broadband environment.  An ongoing FCC rulemaking proceeding is examining whether a unified intercarrier compensation regime should be established for all traffic exchanged between all carriers. New intercarrier compensation rules, if adopted, may result in increases in the charges U.S. Cellular is required to pay other carriers for terminating calls on their networks, increase the costs of or difficulty in negotiating new agreements with carriers, and decrease the amount of revenue it receives for originating or terminating calls from other carriers on U.S. Cellular’s network. Any such changes may have a materially adverse effect on its business, financial condition and operating results.

U.S. Cellular is subject to numerous surcharges and fees from federal, state and local governments, and the applicability and the amount of these fees are subject to great uncertainty.

Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services, including federal Universal Service Fund, or USF, fees and common carrier regulatory fees. The division of services between interstate services and intrastate services, including the divisions associated with the federal USF fees, is a matter of interpretation and may in the future be contested by the FCC or state authorities. The FCC also may change in the future the basis on which federal USF fees are charged. The Federal government and many states also apply transaction-based taxes to sales of U.S. Cellular products and services and to purchases of telecommunications services from various carriers. In addition, state regulators and local governments have imposed and may continue to impose various surcharges, taxes and fees on U.S. Cellular services. The applicability of these surcharges and fees to its services is uncertain in many cases and jurisdictions may contest whether U.S. Cellular has assessed and remitted those monies correctly.  Periodically state and federal regulators may increase or change the surcharges and fees U.S. Cellular currently pays.  In some instances U.S. Cellular passes through these charges to its customers.  However, Congress, the FCC, state regulatory agencies or state legislatures may limit the ability to pass through to customers transaction-based tax liabilities, regulatory surcharges and regulatory fees imposed on U.S. Cellular.  U.S. Cellular may or may not be able to recover some or all of those taxes from its customers and the amount of taxes may deter demand for its services or increase its cost to provide service which could have a material adverse effect on its business, financial condition or operating results.

Changes in U.S. Cellular’s enterprise value, changes in the market supply or demand for wireless licenses, adverse developments in the business or the industry in which U.S. Cellular is involved and/or other factors could require U.S. Cellular to recognize impairments in the carrying value of its license costs, goodwill and/or physical assets.

A large portion of U.S. Cellular’s assets consists of intangible assets in the form of licenses and goodwill.  U.S. Cellular also has substantial investments in long-lived assets such as property, plant and equipment.  U.S. Cellular reviews its licenses, goodwill and other long-lived assets for impairment annually or whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable.  An impairment loss may need to be recognized to the extent the carrying value of the assets exceeds the fair value of such assets.  The amount of any such impairment loss could be significant and could have a material adverse effect on U.S. Cellular’s reported financial results for the period in which the loss is recognized.  The estimation of fair values requires assumptions by management about factors that are uncertain including future cash flows, the appropriate discount rate and other factors.  Different assumptions for these factors could create materially different results.

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

As part of U.S. Cellular’s operating strategy, U.S. Cellular may expand the markets in which it operates through the acquisition of other telecommunications service providers, the acquisition of selected licenses or operating markets from such providers or through direct investment.  The acquisition of additional businesses will depend on U.S. Cellular’s ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance any such acquisitions.  U.S. Cellular also will be subject to competition for suitable acquisition candidates.  Any acquisitions, if made, could divert the resources and management time of U.S. Cellular and would require integration with U.S. Cellular’s existing business operations and services.  As a result, there can be no assurance that any such acquisitions will occur or that any such acquisitions, if made, would be made in a timely manner or on terms favorable to U.S. Cellular or would be successfully integrated into U.S. Cellular’s operations.  These transactions commonly involve a number of risks, including:

·                  Ability to enter markets in which U.S. Cellular has limited or no direct prior experience and competitors have stronger positions;

·                  Uncertain revenues and expenses, with the result that U.S. Cellular may not realize the growth in revenues, anticipated cost structure, profitability, or return on investment that it expects;

·                  Difficulty of integrating the technologies, services, products, operations and personnel of the acquired businesses;

·                  Diversion of management’s attention;

·                  Disruption of ongoing business;

·                  Impact on U.S. Cellular’s cash and available credit lines for use in financing future growth and working capital needs;

·                  Inability to retain key personnel;

·                  Inability to successfully incorporate acquired assets and rights into U.S. Cellular’s service offerings;

·                  Inability to maintain uniform standards, controls, procedures and policies;

·                  Possible conditions to approval by the FCC, the Federal Trade Commission and/or the Department of Justice; and

·                  Impairment of relationships with employees, customers or vendors.

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

U.S. Cellular has relationships with agents to obtain customers.  Agents are independent business people who obtain customers for U.S. Cellular on a commission basis.  U.S. Cellular’s agents are generally in the business of selling wireless telephones, wireless service packages and other related products.  Also, U.S. Cellular’s agents include major appliance dealers and car stereo companies.

U.S. Cellular’s business and growth depends, in part, on the maintenance of satisfactory relationships with its agents.  As a result of recent economic conditions, many companies, including certain U.S. Cellular agents, are having financial difficulties.  If such relationships are seriously harmed or if such parties experience further financial difficulties, including bankruptcy, U.S. Cellular’s revenues and, as a result, its financial condition or results of operations, could be adversely affected.

U.S. Cellular’s investments in technologies which are unproven may not produce the benefits that U.S. Cellular expects.

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

U.S. Cellular’s business plan includes significant construction activities and enhancements to its network.  As U.S. Cellular deploys, expands, and enhances its network, it may need to acquire additional spectrum.  Also, as U.S. Cellular continues to build out and enhance its network, U.S. Cellular must, among other things, continue to:

·                  Lease, acquire or otherwise obtain rights to cell and switch sites;

·                  Obtain zoning variances or other local governmental or third-party approvals or permits for network construction;

·                  Complete and update the radio frequency design, including cell site design, frequency planning and network optimization, for each of U.S. Cellular’s markets; and

·                  Improve, expand and maintain customer care, network management, billing and other financial and management systems.

Any difficulties encountered in completing these activities, as well as problems in vendor equipment availability, technical resources, system performance or system adequacy, could delay expansion of operations and product capabilities in new or existing markets or result in increased costs in all markets.  Failure to successfully build out and enhance U.S. Cellular’s network and necessary support facilities and systems in a cost-effective manner, and in a manner that satisfies customer expectations for quality and coverage, could have an adverse effect on U.S. Cellular’s business, business prospects, financial condition or results of operations.

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

U.S. Cellular has significant investments in entities that it does not control, including a 5.5% ownership interest in the Los Angeles SMSA Limited Partnership (the “LA Partnership”) which represents a significant portion of U.S. Cellular’s net income, and limited partnership interests in Aquinas Wireless L.P., King Street Wireless L.P., Barat Wireless L.P. and Carroll Wireless L.P.  U.S. Cellular’s interests in such entities do not provide U.S. Cellular with control over the business strategy, financial goals, build-out plans or other operational aspects of these entities.  U.S. Cellular cannot provide assurance that these entities will operate in a manner that will increase the value of U.S. Cellular’s investments, that U.S. Cellular’s proportionate share of income from the LA Partnership will continue at the current level in the future or that U.S. Cellular will not incur losses from the holding of such investments.  Losses in the values of such investments or a reduction in income from the LA Partnership could adversely affect U.S. Cellular’s financial condition or results of operations.

A failure by U.S. Cellular to maintain flexible and capable telecommunication networks or information technology, or a material disruption thereof, including breaches of network or information technology security, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular relies extensively on its telecommunication networks and information technology to operate and manage its business, process transactions and summarize and report results.  These networks and technology become obsolete over time and must be upgraded, replaced and/or otherwise enhanced over time.  Enhancements must be more flexible and robust than ever before.  All of this is capital intensive and challenging.  A failure by U.S. Cellular to maintain flexible and capable telecommunication networks or information technology could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

In addition, U.S. Cellular’s networks and information technology are subject to damage or interruption due to various events, including power outages, computer, network and telecommunications failures, computer viruses, security breaches, hackers, catastrophic events, natural disasters, errors or unauthorized actions by employees and vendors, flawed conversion of systems, disruptive technologies and technology changes.  If U.S. Cellular’s networks and information technology are not adequately adapted to changes in technology or are damaged or fail to function properly, and/or if U.S. Cellular’s security is breached or otherwise compromised, U.S. Cellular could suffer material adverse consequences, including loss of critical and private data, including customer data, interruptions or delays in its operations, inaccurate billings, inaccurate financial reporting, and significant costs to remedy the problems.  If U.S. Cellular’s systems become unavailable or suffer a security breach of customer or other data, U.S. Cellular may be required to expend significant resources and take various actions to address the problems, including notification under data privacy laws and regulations, may be subject to fines, sanctions and litigation, and its reputation and operating results could be adversely affected.  Any material disruption in U.S. Cellular’s networks or information technology, including security breaches, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

Factors that may affect the future market price of U.S. Cellular’s Common Shares include:

·                  General economic conditions, including conditions in the credit and financial markets;

·                  Wireless and telecommunications industry conditions;

·                  Fluctuations in U.S. Cellular’s quarterly customer additions, churn rate, revenues, results of operations or cash flows;

·                  Variations between U.S. Cellular’s actual financial and operating results and those expected by analysts and investors; and

·                  Announcements by U.S. Cellular’s competitors.

Any of these or other factors could adversely affect the future market price of U.S. Cellular’s Common Shares, or could cause the future market price of U.S. Cellular’s Common Shares to fluctuate from time to time.

Identification of errors in financial information or disclosures could require amendments to or restatements of financial information or disclosures included in this or prior filings with the SEC.

U.S. Cellular prepares its consolidated financial statement in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and files such financial statements with the SEC in accordance with the SEC’s rules and regulations.  The possible identification of any errors in such prior filings with the SEC could require restatements of financial information or amendments to disclosures included in this or prior filings with the SEC.

Restatements of financial statements by U.S. Cellular and related matters, including resulting delays in filing periodic reports with the SEC, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Restatements and delays in filing reports with the SEC could have adverse consequences, including the following: U.S. Cellular’s credit ratings could be downgraded, which would result in an increase in its borrowing costs and could make it more difficult for U.S. Cellular to borrow funds on satisfactory terms.  The lenders on U.S. Cellular’s revolving credit agreement could refuse to waive a default or extend a waiver of default, impose restrictive covenants or conditions or require increased payments and fees.  The holders of debt under U.S. Cellular’s indenture could attempt to assert a default and, if successful and U.S. Cellular does not cure the default in a timely manner, accelerate such debt.  The New York Stock Exchange could begin delisting proceedings with respect to U.S. Cellular Common Shares and debt that is listed thereon.  U.S. Cellular may not be able to use or file shelf registration statements on Form S-3 for an extended period of time, which may limit U.S. Cellular’s ability to access the capital markets.  U.S. Cellular may not be able to use Form S-8 registration statements relating to its employee benefit plans, which may have an adverse affect on U.S. Cellular’s ability to attract and retain employees.  U.S. Cellular also could face shareholder litigation or SEC enforcement action.  Any of these events could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

Changes in facts or circumstances, including new or additional information that affects the calculation of potential liabilities for contingent obligations under guarantees, indemnities, claims, litigation or otherwise, could require U.S. Cellular to record charges in excess of amounts accrued in the financial statements, if any, which could have an adverse effect on U.S. Cellular’s financial condition or results of operations.

The preparation of financial statements requires U.S. Cellular to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  U.S. Cellular bases its estimates on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from estimates under different assumptions or conditions.  Changes in facts or circumstances, including new or additional information that affects the calculation of potential liabilities for contingent obligations under guarantees, indemnities, claims, litigation or otherwise, could require U.S. Cellular to record charges in excess of amounts accrued in the financial statements, if any, which could have an adverse effect on U.S. Cellular’s financial condition or results of operations.

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

U.S. Cellular may increase its debt in the future for acquisitions or other purposes.  For example, U.S. Cellular may require substantial additional financing to fund acquisitions and other investments, capital expenditures, license purchases, operating costs and expenses, or other growth initiatives.  U.S. Cellular currently relies on its committed revolving credit facility to meet any additional short-term financing needs.  Other sources of financing may include public or private debt.  The agreements governing any indebtedness may contain financial and other covenants that could impair U.S. Cellular’s flexibility and restrict U.S. Cellular’s ability to pursue growth opportunities.  In addition, increased debt levels could result in higher interest costs and lower net income and cash flows.

Disruption in credit or other financial markets, a deterioration of U.S. or global economic conditions or other events, could, among other things, impede U.S. Cellular’s access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on U.S. Cellular’s financial condition or results of operations.

Disruptions in the credit and financial markets, declines in consumer confidence, increases in unemployment, declines in economic growth and uncertainty about corporate earnings could have a significant negative impact on the U.S. and global financial and credit markets and the overall economy.  Such events could have an adverse impact on financial institutions resulting in limited access to capital and credit for many companies.   Furthermore, economic uncertainties make it very difficult to accurately forecast and plan future business activities.   Changes in economic conditions, changes in financial markets, deterioration in the capital markets or other factors could have an adverse effect on U.S. Cellular’s financial position, revenues, results of operations and cash flows.

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

U.S. Cellular’s credit facility and the indenture governing its senior notes include restrictive covenants that limit its operating flexibility and U.S. Cellular may be unable to service its debt or to refinance its indebtedness before maturity.

U.S. Cellular’s credit facility and the indenture governing its senior notes impose material operating and financial restrictions on it. These restrictions, subject in certain cases to exceptions, may limit U.S. Cellular’s ability to engage in certain transactions, including the following:

·                  incurring additional debt;

·                  paying dividends, redeeming capital stock or making other restricted payments or investments;

·                  selling or buying assets, properties or licenses;

·                  creating liens on assets;

·                  merging, consolidating or disposing of assets; and

·                  entering into transactions with affiliates.

Under the credit facility, U.S. Cellular is also subject to financial covenants. These restrictions could limit its ability to obtain debt financing, repurchase stock, refinance or pay principal on its outstanding debt, complete acquisitions for cash or debt or react to changes in its operating environment or the economy.

Any failure to comply with the restrictions of the credit facility or the indenture may result in an event of default under these agreements, which in turn may result in defaults or acceleration of obligations under other agreements, giving lenders the right to terminate any commitments they had made to provide U.S. Cellular with further funds and/or to require U.S. Cellular to repay all amounts then outstanding.

U.S. Cellular’s ability to meet its existing or future debt obligations will depend on its future performance and the other cash requirements of its business. U.S. Cellular’s performance, to a certain extent, is subject to general economic conditions, financial, competitive, business, political, regulatory and other factors that are beyond its control. In addition, U.S. Cellular’s ability to borrow funds in the future to make payment on its debt will depend on the satisfaction of covenants in its credit facility, the indenture governing its senior notes and other debt agreements and other agreements which U.S. Cellular may enter into in the future.  U.S. Cellular cannot provide assurance that it will continue to generate sufficient cash flow from operations at or above current levels or that future borrowings will be available to it under its credit facility or from other sources in an amount sufficient to enable it to repay all of its indebtedness on a timely basis.  Disruptions in the financial markets could make it more difficult to obtain debt or equity financing on reasonable terms or at all. U.S. Cellular cannot provide assurance that it will be able to service its debt or refinance any or all of its indebtedness on favorable or commercially reasonable terms, or at all.

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

Numerous state and local legislative bodies have enacted or proposed legislation restricting or prohibiting the use of wireless phones while driving motor vehicles.  These enacted or proposed laws or other similar laws, if passed, could have the effect of reducing customer usage and/or increasing costs, which could have an adverse effect on U.S. Cellular’s business, financial condition, or results of operations.

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

If technology that U.S. Cellular uses in products or services were determined by a court to infringe a patent or other intellectual property right held by another person, U.S. Cellular could be precluded from using that technology and could be required to pay significant monetary damages.  U.S. Cellular also may be required to pay significant royalties to such person to continue to use such technology in the future.  The successful enforcement of any intellectual property rights, or U.S. Cellular’s inability to negotiate a license for such rights on acceptable terms, could force U.S. Cellular to cease using the relevant technology and offering services incorporating the technology.  Any litigation to determine the validity of claims that U.S. Cellular’s products or services infringe or may infringe intellectual property rights of another, regardless of their merit or resolution, could be costly and divert the efforts and attention of U.S. Cellular’s management and technical personnel.  Regardless of the merits of any specific claim, U.S. Cellular cannot give assurance that it would prevail in litigation because of the complex technical issues and inherent uncertainties in intellectual property litigation.  Although U.S. Cellular generally seeks to obtain indemnification agreements from vendors that provide it with technology, there can be no assurance that any claim of infringement will be covered by an indemnity or that U.S. Cellular will be able to recover all or any of its losses and costs under any available indemnity agreements.  Any claims of infringement of intellectual property and proprietary rights of others could prevent U.S. Cellular from using necessary technology to provide its services or subject U.S. Cellular to expensive intellectual property litigation or monetary penalties, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

There are potential conflicts of interests between TDS and U.S. Cellular.

TDS owns over 80% of the combined total of both classes of common stock of U.S. Cellular, including a majority of the outstanding Common Shares and 100% of the Series A Common Shares, and controls approximately 96% of their combined voting power.  As a result, TDS is effectively able to elect all of U.S. Cellular’s eleven directors and otherwise control the management and operations of U.S. Cellular.  Four of eleven members of the U.S. Cellular board are executive officers of TDS or U.S. Cellular.  Three directors of U.S. Cellular are also directors of TDS.  Directors and officers of TDS who are also directors or officers of U.S. Cellular, and TDS as U.S. Cellular’s controlling shareholder, are in positions involving the possibility of conflicts of interest with respect to certain transactions concerning U.S. Cellular.  When the interests of TDS and U.S. Cellular diverge, TDS may exercise its influence in its own best interests.

U.S. Cellular and TDS have entered into contractual arrangements governing certain transactions and relationships between them.  These agreements were executed prior to the initial public offering of U.S. Cellular’s Common Shares and were not the result of arm’s-length negotiations.  Accordingly, there is no assurance that the terms and conditions of these agreements are as favorable to U.S. Cellular as could have been obtained from unaffiliated third parties.  See “Certain Relationships and Related Transactions” in this Form 10-K.

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

From time to time, U.S. Cellular may disclose forward-looking information, including estimates of future operating income; depreciation, amortization and accretion expenses; service revenues; net retail customer additions; and/or capital expenditures.  Any such forward-looking information includes consideration of known or anticipated changes to the extent disclosed, but unknown or unanticipated events, including but not limited to the risks discussed above, could cause such estimates to differ materially from the actual amounts.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The physical properties for mobile telephone switching offices, cell sites, call centers and retail locations are located primarily in U.S. Cellular’s operating markets and are either owned or leased under long-term leases by U.S. Cellular, one of its subsidiaries, or the partnership or corporation which holds the license issued by the FCC.  U.S. Cellular’s cell and transmitter sites are located on private and public property.  Locations on private land are by virtue of easements or other arrangements.  U.S. Cellular has not experienced major problems with obtaining zoning approval for cell sites or operating facilities and does not anticipate significant problems in this area in future periods.

U.S. Cellular leases space for its corporate offices in Chicago and Bensenville, Illinois and its four regional offices, and owns its Network Operations Center in Schaumburg, Illinois.  U.S. Cellular operates five customer care centers; one of the facilities used in these operations is owned and four are leased.

As of December 31, 2009, U.S. Cellular’s Property, plant and equipment, net of accumulated depreciation, totaled $2,601.3 million.

U.S. Cellular considers the properties owned or leased by it and its subsidiaries to be suitable and adequate for their respective business operations.

Item 3.  Legal Proceedings

In February 2009, the United States Department of Justice (“DOJ”) notified U.S. Cellular and its parent, TDS, that each was a named defendant in a civil action brought by a private party in the U.S. District Court for the District of Columbia under the “qui tam” provisions of the federal False Claims Act.  TDS and U.S. Cellular were advised that the complaint seeks return of approximately $165 million of bid credits from certain FCC auctions and requests treble damages.  The complaint was under seal while the DOJ considered whether to intervene in the proceeding.  On October 13, 2009, TDS and U.S. Cellular were advised that the DOJ had determined not to intervene in the proceeding.  As a result of the complaint, the DOJ had investigated TDS’ and U.S. Cellular’s participation in certain spectrum auctions conducted by the FCC between 2005 and 2008, through Carroll Wireless, L.P., Barat Wireless, L.P., and King Street Wireless, L.P.  Carroll Wireless, L.P., Barat Wireless, L.P. and King Street Wireless, L.P. were winning bidders in Auction 58, Auction 66 and Auction 73, respectively. These limited partnerships received a 25% bid credit in the applicable auction price under FCC rules.  The DOJ investigated whether these limited partnerships qualified for the 25% bid credit in auction price considering their arrangements with TDS and U.S. Cellular.  In addition, on October 13, 2009, the District Court unsealed the complaint.  At that time, the District Court also ordered that, if the private party plaintiff decides to pursue the matter, it must serve the complaint on TDS and U.S. Cellular within 120 days. On January 12, 2010, the private party plaintiff filed a request to voluntarily dismiss the complaint and, on January 13, 2010, the U.S. District Court for the District of Columbia issued an order dismissing the complaint.  The FCC sent a letter to King Street Wireless, L.P. requesting that it submit to the FCC a written response to the allegations in the complaint.  King Street Wireless, L.P. made this submission as requested by the FCC on May 8, 2009.  Following completion of its review of the matter, on December 30, 2009, the FCC issued a public notice announcing the grant to King Street Wireless, L.P. of all licenses with respect to which it had been the high bidder in Auction 73.

See Note 14 — Commitments and Contingencies in the Notes to Consolidated Financial Statements for further information.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, holder and dividend information is incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report sections entitled “Stock and Dividend Information” and “Consolidated Quarterly Information (Unaudited).”

Information relating to Issuer Purchases of Equity Securities is set forth below.

On November 17, 2009, the Board of Directors of U.S. Cellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis (the “New Authorization”).  These purchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions.  The New Authorization does not have an expiration date.

On November 18, 2008, the Board of Directors of U.S. Cellular amended its prior share repurchase authorization (the “Limited Authorization”) to permit the repurchase of up to 5% of the outstanding U.S. Cellular Common Shares held by persons other than TDS affiliates in each twelve month period.  Prior to November 18, 2008, the Limited Authorization had authorized the repurchase of up to 1% of the outstanding U.S. Cellular Common Shares held by non-affiliates in each three month period.  The Limited Authorization did not have an expiration date, but in connection with the approval of the New Authorization, the Board of Directors of U.S. Cellular terminated the Limited Authorization effective December 31, 2009.

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the fourth quarter of 2009.

U.S. CELLULAR PURCHASES OF COMMON SHARES

			(c)
			Total Number of	(d)
	(a)	(b)	Common Shares	Maximum Number of
	Total Number of	Average	Purchased as Part of	Common Shares that May
	Common Shares	Price Paid per	Publicly Announced	Yet Be Purchased Under the
Period	Purchased	Common Share	Plans or Programs	Plans or Programs
Limited Authorization:
October 1 – 31, 2009	—	$—	—	970
November 1 – 17, 2009	150,000	38.58	150,000	—
New Authorization:
November 18 – 30, 2009	—	—	—	1,300,000
December 1 – 31, 2009	90,200	38.98	90,200	1,209,800
Total as of or for the quarter ended December 31, 2009	240,200	$38.73	240,200	1,209,800

The following is additional information with respect to the Limited Authorization and the New Authorization:

i.                   The date the Limited Authorization was announced was February 26, 2009 by Form 10-K.  The date the New Authorization was announced was November 20, 2009 by Form 8-K.

ii.                The amount approved for the Limited Authorization was repurchases of up to 5% of the outstanding U.S. Cellular Common Shares held by persons other than TDS affiliates in each twelve-month period.  The amount approved for the New Authorization was up to 1,300,000 U.S. Cellular Common Shares on an annual basis in 2009 and continuing each year thereafter on a cumulative basis.

iii.             The Limited Authorization had no expiration date. There is no expiration date for the New Authorization.

iv.            The Limited Authorization was terminated in the fourth quarter of 2009. The New Authorization did not expire during the fourth quarter of 2009.

v.               U.S. Cellular determined to terminate the Limited Authorization program prior to expiration, and to cease making further purchases thereunder, during the fourth quarter of 2009. U.S. Cellular has not determined to terminate the foregoing New Authorization prior to expiration, or to cease making further purchases thereunder, during the fourth quarter of 2009.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report section entitled “Market Risk.”

Item 8.  Financial Statements and Supplementary Data

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report sections entitled “Consolidated Statement of Operations,” “Consolidated Statement of Cash Flows,” “Consolidated Balance Sheet,” “Consolidated Statement of Changes in Equity,” “Notes to Consolidated Financial Statements,” “Consolidated Quarterly Information (Unaudited),” “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that U.S. Cellular’s disclosure controls and procedures were effective as of December 31, 2009, at the reasonable assurance level.

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

Under the supervision and with the participation of U.S. Cellular’s management, including its Chief Executive Officer and Chief Financial Officer, U.S. Cellular conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management has concluded that U.S. Cellular maintained effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the COSO.

The effectiveness of U.S. Cellular’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is incorporated by reference into Item 8 of this Annual Report on Form 10-K from Exhibit 13 filed herewith.

Changes in Internal Control Over Financial Reporting

There were no changes in U.S. Cellular’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from Proxy Statement sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions.”

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from Proxy Statement section entitled “Fees Paid to Principal Accountants.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)         The following documents are filed as a part of this report:

(1)    Financial Statements

Consolidated Statement of Operations	Annual Report*
Consolidated Statement of Cash Flows	Annual Report*
Consolidated Balance Sheet	Annual Report*
Consolidated Statement of Changes in Equity	Annual Report*
Consolidated Statement of Comprehensive Income	Annual Report*
Notes to Consolidated Financial Statements	Annual Report*
Consolidated Quarterly Information (Unaudited)	Annual Report*
Management’s Report on Internal Control Over Financial Reporting	Annual Report*
Report of Independent Registered Public Accounting Firm —PricewaterhouseCoopers LLP	Annual Report*

* Incorporated by reference from Exhibit 13.

(2)    Financial Statement Schedules

Location
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule—PricewaterhouseCoopers LLP	page S-1
II. Valuation and Qualifying Accounts	page S-2
Los Angeles SMSA Limited Partnership Financial Statements	page S-3
Report of Independent Registered Public Accounting Firm— Deloitte & Touche LLP	page S-4
Balance Sheets	page S-5
Statements of Operations	page S-6
Statements of Changes in Partners’ Capital	page S-7
Statements of Cash Flows	page S-8
Notes to Financial Statements	page S-9

All other schedules have been omitted because they are not applicable or not required or because the required information is shown in the financial statements or notes thereto.

(3)    Exhibits

The exhibits set forth in the accompanying Index to Exhibits are filed as a part of this Report.  Compensatory plans or arrangements are identified in the Index to Exhibits with an asterisk.

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors of

United States Cellular Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 25, 2010 appearing in the 2009 Annual Report to Shareholders of United States Cellular Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, based on our audits and the report of other auditors, this financial statement schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Chicago, Illinois
February 25, 2010

UNITED STATES CELLULAR CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
Column A	Column B	Column C-1	Column C-2	Column D	Column E
(Dollars in thousands)
For the Year Ended December 31, 2009
Deducted from deferred tax asset:
Valuation allowance(1)	$(23,565)	$10,348	$(6,017)	$—	$(19,234)
Deducted from accounts receivable:
Allowance for doubtful accounts	(8,372)	(107,991)	—	89,739	(26,624)
For the Year Ended December 31, 2008
Deducted from deferred tax asset:
Valuation allowance	$(22,874)	$—	$(691)	$—	$(23,565)
Deducted from accounts receivable:
Allowance for doubtful accounts	(12,417)	(73,157)	—	77,202	(8,372)
For the Year Ended December 31, 2007
Deducted from deferred tax asset:
Valuation allowance	$(17,274)	$—	$(5,600)	$—	$(22,874)
Deducted from accounts receivable:
Allowance for doubtful accounts	(13,016)	(66,923)	—	67,522	(12,417)

(1)             As of December 31, 2009, the valuation allowance reduced current deferred tax assets by $1.2 million and noncurrent deferred tax assets by $18.0 million.

LOS ANGELES SMSA LIMITED PARTNERSHIP
FINANCIAL STATEMENTS

U.S. Cellular owns a 5.5% limited partnership interest in the Los Angeles SMSA Limited Partnership and accounts for such interest by the equity method.  The partnership’s financial statements were obtained by U.S. Cellular as a limited partner.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Los Angeles SMSA Limited Partnership:

We have audited the accompanying balance sheets of Los Angeles SMSA Limited Partnership (the “Partnership”) as of December 31, 2009 and 2008, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

 /s/ Deloitte & Touche LLP

Atlanta, Georgia

February 25, 2010

LOS ANGELES SMSA LIMITED PARTNERSHIP

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(Dollars in Thousands)

	2009	2008
ASSETS

CURRENT ASSETS:
Accounts receivable, net of allowance of $17,688 and $19,265	$281,946	$276,141
Unbilled revenue	20,040	20,280
Due from affiliate	431,698	392,543
Prepaid expenses and other current assets	3,696	3,037

Total current assets	737,380	692,001

PROPERTY, PLANT AND EQUIPMENT—Net	1,544,788	1,611,814

WIRELESS LICENSES	79,543	79,543
OTHER ASSETS	545	656

TOTAL ASSETS	$2,362,256	$2,384,014

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$85,832	$76,718
Advance billings and customer deposits	104,869	108,578
Deferred gain on lease transaction	4,923	4,923

Total current liabilities	195,624	190,219

LONG TERM LIABILITIES:
Deferred gain on lease transaction	48,678	53,611
Other long term liabilities	12,429	11,481

Total long term liabilities	61,107	65,092

Total liabilities	256,731	255,311

COMMITMENTS AND CONTINGENCIES (see Notes 6 and 7)

PARTNERS’ CAPITAL	2,105,525	2,128,703

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,362,256	$2,384,014

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in Thousands)

	2009	2008	2007

OPERATING REVENUES (see Note 5 for Transactions with Affiliates and Related Parties):
Service revenues, net	$3,429,895	$3,428,291	$3,319,515
Equipment, net and other revenues	418,210	475,729	423,013

Total operating revenues	3,848,105	3,904,020	3,742,528

OPERATING COSTS AND EXPENSES (see Note 5 for Transactions with Affiliates and Related Parties):
Cost of service (excluding depreciation and amortization related to network assets included below)	571,703	560,250	543,800
Cost of equipment	695,952	720,276	614,572
Selling, general and administrative	1,124,973	1,131,665	1,044,193
Depreciation and amortization	325,887	313,389	291,303
Net (gain) loss on disposal of property, plant and equipment	—	—	8

Total operating costs and expenses	2,718,515	2,725,580	2,493,876

OPERATING INCOME	1,129,590	1,178,440	1,248,652

OTHER INCOME:
Interest income, net	41,001	25,526	34,110
Other, net	6,231	6,024	5,839

Total other income	47,232	31,550	39,949

NET INCOME	$1,176,822	$1,209,990	$1,288,601

Allocation of Net Income:
Limited partners	$706,094	$725,994	$773,160
General Partner	$470,728	$483,996	$515,441

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in Thousands)

	General Partner	Limited Partners
				United
				States	Total
	AirTouch	AirTouch	Cellco	Cellular	Partners’
	Cellular	Cellular	Partnership	Corporation	Capital

BALANCE—January 1, 2007	$812,045	$858,737	$247,674	$111,656	$2,030,112
Distributions	(480,000)	(507,600)	(146,400)	(66,000)	(1,200,000)
Net income	515,441	545,078	157,209	70,873	1,288,601
BALANCE—December 31, 2007	847,486	896,215	258,483	116,529	2,118,713
Distributions	(480,000)	(507,600)	(146,400)	(66,000)	(1,200,000)
Net income	483,996	511,826	147,619	66,549	1,209,990
BALANCE—December 31, 2008	851,482	900,441	259,702	117,078	2,128,703
Distributions	(480,000)	(507,600)	(146,400)	(66,000)	(1,200,000)
Net income	470,728	497,796	143,573	64,725	1,176,822
BALANCE—December 31, 2009	$842,210	$890,637	$256,875	$115,803	$2,105,525

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in Thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,176,822	$1,209,990	$1,288,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	325,887	313,389	291,303
Net (gain) loss on disposal of property, plant and equipment	—	—	8
Provision for losses on accounts receivable	41,980	49,685	39,694
Amortization of deferred gain on lease transaction	(4,933)	(4,982)	(4,918)
Changes in certain assets and liabilities:
Accounts receivable	(47,785)	(42,519)	(67,870)
Unbilled revenue	240	3,412	2,793
Prepaid expenses and other current assets	(659)	1,247	(1,092)
Accounts payable and accrued liabilities	17,419	(3,462)	(7,475)
Advance billings and customer deposits	(3,709)	6,223	11,215
Other long term liabilities	948	1,794	1,066

Net cash provided by operating activities	1,506,210	1,534,777	1,553,325

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures from affiliates, net	(267,055)	(355,950)	(325,815)
Change in due from affiliate, net	(39,155)	21,173	(27,510)

Net cash used in investing activities	(306,210)	(334,777)	(353,325)

CASH FLOWS FROM FINANCING ACTIVITIES —
Distributions to partners	(1,200,000)	(1,200,000)	(1,200,000)

CHANGE IN CASH	—	—	—

CASH—Beginning of year	—	—	—
CASH—End of year	$—	$—	$—

NONCASH TRANSACTIONS FROM INVESTING AND FINANCING ACTIVITIES — Accruals for capital expenditures	$5,052	$13,357	$10,455

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in Thousands)

1.                         ORGANIZATION AND MANAGEMENT

Los Angeles SMSA Limited Partnership—Los Angeles SMSA Limited Partnership (the “Partnership”) was formed on January 1, 1984. The principal activity of the Partnership is providing cellular service in the Los Angeles metropolitan service area.

The partners and their respective ownership percentages as of December 31, 2009, 2008 and 2007 are as follows:

General Partner:
AirTouch Cellular* (“General Partner”)	40.0%

Limited Partners:
AirTouch Cellular*	42.3%
Cellco Partnership	12.2%
United States Cellular Corporation	5.5%

*AirTouch Cellular is a wholly-owned subsidiary of Verizon Wireless (VAW) LLC (a wholly-owned subsidiary of Cellco Partnership (“Cellco”) doing business as Verizon Wireless).

2.                         SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used for, but not limited to, the accounting for: allocations, allowance for uncollectible accounts receivable, unbilled revenue, depreciation and amortization, useful lives and impairment of assets, accrued expenses, and contingencies. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the financial statements in the period that they are determined to be necessary.

Revenue Recognition— The Partnership earns revenue by providing access to our network (access revenue) and for usage of our network (usage revenue), which includes voice and data revenue.  Customers are associated with the Partnership based upon mobile identification number.  In general, access revenue is billed one month in advance and is recognized when earned; the unearned portion is classified in advance billings in the balance sheet. Usage revenue is recognized when service is rendered and included in unbilled revenue until billed. Equipment sales revenue associated with the sale of wireless devices is recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services.  Customer activation fees are considered additional consideration, and to the extent that we incur costs in excess of fees, these fees are recorded as equipment and other revenue at the time of customer acceptance.  For agreements involving the resale of third-party services in which we are considered the primary obligor in the arrangements, we record revenue gross. The roaming rates charged by the Partnership to Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (See Note 5).

The Partnership reports taxes imposed by governmental authorities on revenue-producing transactions between us and our customers that are within the scope of the accounting standard related to how taxes collected from customers and remitted to governmental authorities should be presented in the statement of operations in the financial statements on a gross basis.

Operating Costs and Expenses—Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of certain selling, general and administrative and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services performed on behalf of the Partnership. These employees are not employees of the Partnership and therefore, operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. Cellco believes such allocations, principally based on the Partnership’s percentage of total customers, customer gross additions or minutes of use, are reasonable. The roaming rates charged to the Partnership by Cellco do not necessarily reflect current market rates.  The Partnership will continue to re-evaluate the rates on a periodic basis (see Note 5).

Retail Stores—The daily operations of all retail stores located within the Partnership’s operating area are managed by Cellco.  However, all income and expenses incurred by and fixed assets and liabilities related to these retail stores are recorded on the books of the Partnership.

Income Taxes—The Partnership is not a taxable entity for federal and state income tax purposes. Any taxable income or loss is apportioned to the partners based on their respective partnership interests and is reported by them individually.

Inventory—Inventory is owned by Cellco and is not recorded on the Partnership’s financial statements. Upon sale, the related cost of the inventory is transferred to the Partnership at Cellco’s cost basis and included in the accompanying statements of operations.

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

Upon the sale or retirement of property, plant and equipment, the cost and related accumulated depreciation or amortization is eliminated from the accounts and any related gain or loss is reflected in the statements of operations.  All property, plant and equipment purchases are made through an affiliate of Cellco.  Transfers of property, plant and equipment between Cellco and affiliates are recorded at net book value.

Network engineering and interest costs incurred during the construction phase of the Partnership’s network and real estate properties under development are capitalized as part of property, plant and equipment and recorded as construction-in-progress until the projects are completed and placed into service.

FCC Licenses— The Federal Communications Commission (“FCC”) issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas.  The FCC grants licenses for terms of up to ten years.  In 1993, the FCC adopted specific standards to apply to cellular renewals, concluding it will reward a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely and at nominal costs, which are expensed as incurred. The current terms of the Partnership’s FCC licenses expire in October 2014, February 2016 and April 2017. Cellco believes it will be able to meet all requirements necessary to secure renewal of the Partnership’s cellular licenses. FCC wireless licenses totaling $79,543 are recorded on the books of the Partnership as of December 31, 2009 and 2008.  There are additional wireless licenses issued by the FCC that authorize the Partnership to provide cellular service recorded on the books of Cellco.

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

The Partnership’s principal intangible assets are wireless licenses, which provide the Partnership with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. Moreover, Cellco has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the Partnership’s wireless licenses. As a result, the wireless licenses are treated as an indefinite life intangible asset, and are not amortized but rather are tested for impairment. Cellco and the Partnership reevaluates the useful life determination for wireless licenses at least annually to determine whether events and circumstances continue to support an indefinite useful life.

Cellco and the Partnership tests its wireless licenses for potential impairment annually, and more frequently if indications of impairment exist. Cellco and the Partnership evaluate its licenses on an aggregate basis, using a direct income-based value approach. This approach estimates fair value using a discounted cash flow analysis to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date.  If the fair value of the aggregated wireless licenses is less than the aggregated carrying amount of the wireless licenses, an impairment is recognized.  In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for all licenses included in Cellco’s national footprint. Cellco does not charge the Partnership for the use of any FCC license recorded on its books (except for the annual cost of $28,172 related to the spectrum lease, as discussed in Note 5). Cellco and the Partnership evaluated its wireless licenses for potential impairment as of December 15, 2009 and December 15, 2008.  These evaluations resulted in no impairment of wireless licenses.

Fair Value Measurements— In accordance with the accounting standard regarding fair value measurements, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. This accounting standard also establishes a three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 - No observable pricing inputs in the market

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

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

Although Cellco attempts to maintain multiple vendors for its network assets and inventory, which are important components of its operations, they are currently acquired from only a few sources. Certain of these products are in turn utilized by the Partnership and are important components of the Partnership’s operations. If the suppliers are unable to meet Cellco’s needs as it builds out its network infrastructure and sells service and equipment, delays and increased costs in the expansion of the Partnership’s network infrastructure or losses of potential customers could result, which would adversely affect operating results.

Financial Instruments—The Partnership’s trade receivables and payables are short-term in nature, and accordingly, their carrying value approximates fair value.

Due from affiliate—Due from affiliate principally represents the Partnership’s cash position. Cellco manages, on behalf of the Partnership, all cash, inventory, investing and financing activities. As such, the change in due from affiliate is reflected as an investing activity or a financing activity in the statements of cash flows depending on whether it represents a net asset or net liability for the Partnership.

Additionally, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant, and equipment transactions with affiliates, are charged to the Partnership through this account. Interest income or interest expense is based on the average monthly outstanding balance in this account and is calculated by applying  Cellco’s average cost of borrowing from Verizon Global Funding, a wholly-owned subsidiary of Verizon Communications, Inc., which was approximately 5.8%, 4.0% and 5.4% for the years ended December 31, 2009, 2008 and 2007, respectively. Included in net interest income is interest income of $41,222, $25,800 and $34,304 for the years ended December 31, 2009, 2008 and 2007, respectively, related to the due from affiliate.

Distributions— The Partnership is required to make distributions to its partners based upon the Partnership’s operating results, cash availability and financing needs as determined by the General Partner at the date of the distribution.

Recently Adopted Accounting Pronouncements— The adoption of the following accounting standards and updates during 2009 did not result in a significant impact to the Partnership’s financial statements:

On January 1, 2009, the Partnership adopted the accounting standard regarding the determination of the useful life of intangible assets that removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. This standard also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangements.

On June 15, 2009, the Partnership adopted the accounting standard regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. This standard was effective prospectively for all annual reporting periods ending after June 15, 2009.

On June 15, 2009, the Partnership adopted the accounting standard that amends the requirements for disclosures about fair value of financial instruments. This standard was effective prospectively for all annual reporting periods ending after June 15, 2009.

On June 15, 2009, the Partnership adopted the accounting standard regarding estimating fair value measurements when the volume and level of activity for the asset or liability has significantly decreased which also provides guidance for identifying transactions that are not orderly. This standard was effective prospectively for all annual reporting periods ending after June 15, 2009.

On August 28, 2009, the Partnership adopted the accounting standard update regarding the measurement of liabilities at fair value.  This standard update provides techniques to use in measuring fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available.  This standard update is effective prospectively for all annual reporting periods upon issuance.

Other Recent Accounting Standard-In September 2009, the accounting standard regarding multiple deliverable arrangements was updated to require the use of the relative selling price method when allocating revenue in these types of arrangements.  This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements.  This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all period presented. The Partnership is currently evaluating the impact this standard update will have on the financial statements.

Subsequent Events-Events subsequent to December 31, 2009 have been evaluated through February 25, 2010, the date the financial statements were issued.

3.                         PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31, 2009 and 2008:

	Useful Lives	2009	2008

Land		$7,656	$7,656
Buildings and improvements	20-40 years	462,057	434,298
Cellular plant equipment	3-15 years	2,642,191	2,586,438
Furniture, fixtures and equipment	2-10 years	81,357	84,456
Leasehold improvements	5 years	274,932	221,245

		3,468,193	3,334,093

Less accumulated depreciation and amortization		1,923,405	1,722,279

Property, plant and equipment, net		$1,544,788	$1,611,814

Capitalized network engineering costs of $16,210 and $13,427 were recorded during the years ended December 31, 2009 and 2008, respectively.  Construction-in-progress included in certain of the classifications shown above, principally cellular plant equipment, amounted to $64,716 and $115,865 at December 31, 2009 and 2008, respectively.

Tower Transactions—Prior to the acquisition of the Partnership interest by Cellco in 2000, Vodafone Group Plc (“Vodafone”), then parent company of AirTouch Cellular, entered into agreements to sublease all of its unused space on up to 430 of its communications towers (“Sublease Agreement”) to SpectraSite Holdings, Inc. (“SpectraSite”) in exchange for $155,000. At various closings in 2001 and 2000, SpectraSite leased 274 communications towers owned and operated by the Partnership for $98,465.  At December 31, 2009 and 2008, the Partnership has $53,601 and $58,534, respectively, recorded as deferred gain on lease transaction.  The Sublease Agreement requires monthly maintenance fees for the existing physical space used by the Partnership’s cellular equipment. The Partnership paid $12,021, $9,387 and $9,777 to SpectraSite pursuant to the Sublease Agreement for the years ended December 31, 2009, 2008 and 2007, respectively, which is included in cost of service in the accompanying Statements of Operations.  The terms of the Sublease Agreement differ for leased communication towers versus those owned by the Partnership and range from 20 to 99 years.

4.                         ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2009 and 2008:

	2009	2008

Accounts payable	$33,525	$35,706
Non-income based taxes and regulatory fees	35,476	25,331
Accrued commissions	16,831	15,681

Accounts payable and accrued liabilities	$85,832	$76,718

5.                         TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

Affiliate transactions include, but are not limited to, allocations, intra-company roaming, the salaries and related expenses of employees of Cellco, PCS spectrum lease payments and direct payments to a related party of the Partnership, such as rent or commissions.  Revenues and expenses were allocated based on the Partnership’s percentage of customers or gross customer additions or minutes of use, where applicable.  Cellco believes the allocations are reasonable.  The affiliate transactions are not necessarily conducted at arm’s length.

Significant transactions with affiliates (Cellco and its related entities) and other related parties, including allocations and direct charges, are summarized as follows for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Service revenues (a)	$184,502	$192,887	$219,495
Equipment and other revenues (b)	(37,482)	(22,674)	(25,126)
Cost of service (c)	466,927	466,418	458,912
Cost of equipment (d)	70,275	68,194	64,427
Selling, general and administrative (e)	840,502	811,034	741,137

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

(d)        Cost of equipment includes allocated handsets, accessories, warehousing and freight.

(e)         Selling, general and administrative expenses include salaries, commissions and billing, and allocated office telecom, customer care, sales and marketing, advertising, and commissions.

On October 19, 2007, the Partnership entered into lease agreements for the right to use additional spectrum owned by Cellco. The initial term of these agreements is ten years. The 2009 annual lease commitment of $28,172 represents the costs of financing the spectrum, and does not necessarily reflect the economic value of the services received.  No additional spectrum purchases or lease commitments, other than the $28,172 have been entered into by the Partnership as of December 31, 2009.

6.                         COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, equipment and spectrum used in its operations.  Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments.  Rent expense is recorded on a straight-line basis.  The noncancelable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured.  Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancelable lease term.  For the years ended December 31, 2009, 2008 and 2007, the Partnership recognized a total of $95,499, $88,619 and $66,102, respectively, as rent expense related to payments under these operating leases, which was included in cost of service and general and administrative expenses in the accompanying Statements of Operations.

Aggregate future minimum rental commitments under noncancelable operating leases, excluding renewal options that are not reasonably assured, for the years shown are as follows:

Years	Amount

2010	$78,388
2011	70,659
2012	63,149
2013	54,697
2014	44,810
2015 and thereafter	95,892

Total minimum payments	$407,595

From time to time Cellco enters into purchase commitments, primarily for network equipment, on behalf of the Partnership.

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters at December 31, 2009 cannot be ascertained. The potential effect, if any, on the financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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

8.                         RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	Net of	End
	of the Year	Operations	Recoveries	of the Year

Accounts Receivable Allowances:
2009	$19,265	$41,980	$(43,557)	$17,688
2008	16,975	49,685	(47,395)	19,265
2007	12,028	39,694	(34,747)	16,975

******

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION

	By:	/s/ John E. Rooney
John E. Rooney
President and Chief Executive Officer

	By:	/s/ Steven T. Campbell
Steven T. Campbell
Executive Vice President—Finance, Chief Financial Officer and Treasurer

	By:	/s/ Kenneth R. Meyers
Kenneth R. Meyers Chief Accounting Officer

	By:	/s/ Ljubica A. Petrich
Ljubica A. Petrich Vice President and Controller
Dated: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LeRoy T. Carlson, Jr.	Director	February 25, 2010
LeRoy T. Carlson, Jr.

/s/ John E. Rooney	Director	February 25, 2010
John E. Rooney

/s/ Kenneth R. Meyers	Director	February 25, 2010
Kenneth R. Meyers

/s/ LeRoy T. Carlson	Director	February 25, 2010
LeRoy T. Carlson

/s/ Walter C. D. Carlson	Director	February 25, 2010
Walter C. D. Carlson

/s/ James Barr III	Director	February 25, 2010
James Barr III

/s/ J. Samuel Crowley	Director	February 25, 2010
J. Samuel Crowley

/s/ Ronald E. Daly	Director	February 25, 2010
Ronald E. Daly

/s/ Paul-Henri Denuit	Director	February 25, 2010
Paul-Henri Denuit

/s/ Harry J. Harczak, Jr.	Director	February 25, 2010
Harry J. Harczak, Jr.

/s/ Gregory P. Josefowicz	Director	February 25, 2010
Gregory P. Josefowicz

INDEX TO EXHIBITS

Exhibit Number	Description of Documents

3.1(a)	Restated Certificate of Incorporation, as amended, filed as Exhibit 2(a) to U.S. Cellular’s Amendment No. 1 on Form 8 dated March 24, 1992 to U.S. Cellular’s Report on Form 8-A.

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

4.3(a)

Revolving Credit Agreement dated June 30, 2009 between U.S. Cellular and the lenders named therein, Toronto Dominion (Texas) LLC as Administrative Agent, Toronto Dominion (New York) LLC as Swing Line Lender, The Toronto Dominion Bank, New York Branch as Letter of Credit Issuer, TD Securities (USA) LLC, Wachovia Capital Markets, LLC and CoBank, ACB as Co-Lead Arrangers and Joint Book Managers, Wells Fargo Bank, N.A. as Syndication Agent, and Bank of America, N.A., SunTrust Bank and CoBank ACB as Co-Documentation Agents, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated June 30, 2009.

4.3(b)	First Amendment to Revolving Credit Agreement among U.S. Cellular and the lenders named therein.

4.4(a)	Indenture dated June 1, 2002 between U.S. Cellular and BNY Midwest Trust Company of New York is hereby incorporated by reference to Exhibit 4.1 to Form S-3 (File No. 333-88344).

4.4(b)

Form of Third Supplemental Indenture dated December 3, 2003 between U.S. Cellular and BNY Midwest Trust Company, relating to $444,000,000 of U.S. Cellular’s 6.70% Senior Notes due 2033, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated December 3, 2003.

4.4(c)

Form of Fourth Supplemental Indenture dated June 9, 2004 between U.S. Cellular and BNY Midwest Trust Company, relating to $330,000,000 of U.S. Cellular’s 7.50% Senior Notes due 2034, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated June 9, 2004.

4.4(d)

Form of Fifth Supplemental Indenture dated June 21, 2004 between U.S. Cellular and BNY Midwest Trust Company, relating to $100,000,000 of U.S. Cellular’s 6.70% Senior Notes due 2033, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated June 21, 2004.

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

10.8*

U.S. Cellular 2009 Executive Officer Annual Incentive Plan effective January 1, 2009, as amended November 18, 2009, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated November 18, 2009.

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

10.11*

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

10.20*

Terms of Letter Agreement between U.S. Cellular and John E. Rooney dated March 28, 2000 is hereby incorporated by reference to Exhibit 10 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

10.21*

Guidelines for the Determination of Annual Bonus for President and Chief Executive Officer of U.S. Cellular, as amended November 18, 2009, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated November 18, 2009.

10.22*

Employment, Consulting and General Release Agreement dated November 3, 2009 between U.S. Cellular and Jay M. Ellison is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated November 3, 2009.

11	Statement regarding computation of earnings per share (included in Note 7 — Earnings Per Share in the Notes to Consolidated Financial Statements in Exhibit 13).

12	Statement regarding computation of ratio of earnings to fixed charges for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.

13	Incorporated portions of 2009 Annual Report to Shareholders.

18

Preferability letter from Independent Registered Public Accounting Firm is hereby incorporated by reference from Exhibit 18 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

21	Subsidiaries of U.S. Cellular.

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

23.2	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

31.1	Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*Indicates a management contract or compensatory plan or arrangement.