Form 10-Q
period 2010-03-31
UNITED STATES CELLULAR CORP
filed 2010-05-10
CIK 821130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2010
Common Shares, $1 par value	53,434,528 Shares
Series A Common Shares, $1 par value	33,005,877 Shares

United States Cellular Corporation

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2010

Part I.  Financial Information

Item 1.  Financial Statements

United States Cellular Corporation

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share amounts)	2010	2009

Operating revenues
Service	$965,188	$983,615
Equipment sales	58,849	70,890
Total operating revenues	1,024,037	1,054,505

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	207,077	199,883
Cost of equipment sold	161,105	185,701
Selling, general and administrative (including charges from affiliates of $27.7 million and $28.8 million, respectively)	428,661	408,159
Depreciation, amortization and accretion	143,233	137,878
Loss on asset disposals, net	5,176	3,945
Total operating expenses	945,252	935,566

Operating income	78,785	118,939

Investment and other income (expense)
Equity in earnings of unconsolidated entities	24,694	25,327
Interest and dividend income	1,021	477
Interest expense	(16,286)	(19,287)
Other, net	(65)	280
Total investment and other income (expense)	9,364	6,797

Income before income taxes	88,149	125,736
Income tax expense	34,198	35,226

Net income	53,951	90,510
Less: Net income attributable to noncontrolling interests, net of tax	(5,719)	(6,008)
Net income attributable to U.S. Cellular shareholders	$48,232	$84,502

Basic weighted average shares outstanding	86,576	87,196
Basic earnings per share attributable to U.S. Cellular shareholders	$0.56	$0.97

Diluted weighted average shares outstanding	86,978	87,446
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.55	$0.97

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009

Cash flows from operating activities
Net income	$53,951	$90,510
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	143,233	137,878
Bad debts expense	19,193	18,704
Stock-based compensation expense	3,830	2,964
Deferred income taxes, net	(2,419)	2,342
Equity in earnings of unconsolidated entities	(24,694)	(25,327)
Distributions from unconsolidated entities	7,238	5,908
Loss on asset disposals, net	5,176	3,945
Other operating activities	274	440
Changes in assets and liabilities from operations
Accounts receivable	1,313	(18,132)
Inventory	(722)	7,204
Accounts payable - trade	(39,375)	(30,754)
Accounts payable - affiliate	(5,843)	(2,358)
Customer deposits and deferred revenues	403	(1,579)
Accrued taxes	29,860	42,144
Accrued interest	9,221	9,337
Other assets and liabilities	(48,387)	(57,664)
	152,252	185,562

Cash flows from investing activities
Additions to property, plant and equipment	(121,514)	(137,741)
Cash paid for acquisitions and licenses	(3,800)	(12,127)
Cash paid for investments	(25,000)	(278)
Other investing activities	356	518
	(149,958)	(149,628)

Cash flows from financing activities
Common shares reissued for benefit plans, net of tax payments	486	356
Common shares repurchased	(5,186)	(13,291)
Distributions to noncontrolling interests	(2,284)	(2,101)
Other financing activities	(63)	(97)
	(7,047)	(15,133)

Net increase (decrease) in cash and cash equivalents	(4,753)	20,801

Cash and cash equivalents
Beginning of period	294,411	170,996
End of period	$289,658	$191,797

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Assets

(Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2010	2009

Current assets
Cash and cash equivalents	$289,658	$294,411
Short-term investments	25,534	330
Accounts receivable
Customers, less allowances of $24,749 and $26,260, respectively	305,083	339,825
Roaming	26,087	28,450
Affiliated	3,818	135
Other, less allowances of $307 and $364, respectively	69,565	56,647
Inventory	153,278	152,556
Prepaid income taxes	—	717
Prepaid expenses	72,829	63,463
Net deferred income tax asset	21,570	21,570
Other current assets	55,250	51,013
	1,022,672	1,009,117
Investments
Licenses	1,438,800	1,435,000
Goodwill	494,737	494,737
Customer lists, net of accumulated amortization of $94,020 and $92,829, respectively	2,892	4,083
Investments in unconsolidated entities	178,903	161,481
Notes and interest receivable — long-term	4,179	4,214
	2,119,511	2,099,515
Property, plant and equipment
In service and under construction	5,975,704	5,884,307
Less: Accumulated depreciation	3,397,244	3,282,969
	2,578,460	2,601,338

Other assets and deferred charges	38,393	38,776

Total assets	$5,759,036	$5,748,746

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Liabilities and Equity

(Unaudited)

	March 31,	December 31,
(Dollars and shares in thousands)	2010	2009

Current liabilities
Current portion of long-term debt	$84	$76
Accounts payable
Affiliated	8,889	14,732
Trade	256,913	296,288
Customer deposits and deferred revenues	140,651	140,248
Accrued taxes	83,876	52,026
Accrued compensation	38,220	62,242
Other current liabilities	90,602	92,884
	619,235	658,496

Deferred liabilities and credits
Net deferred income tax liability	504,822	513,151
Other deferred liabilities and credits	268,795	262,412
	773,617	775,563

Long-term debt	867,662	867,522

Commitments and contingencies

Noncontrolling interests with redemption features	752	727

Equity
U.S. Cellular shareholders’ equity
Common Shares, par value $1 per share; authorized 140,000 shares; issued 55,068 shares	55,068	55,068
Series A Common Shares, par value $1 per share; authorized 50,000 shares; issued and outstanding 33,006 shares	33,006	33,006
Additional paid-in capital	1,360,712	1,356,322
Treasury shares, at cost, 1,634 and 1,534 Common Shares, respectively	(72,194)	(69,616)
Retained earnings	2,066,066	2,019,957
Total U.S. Cellular shareholders’ equity	3,442,658	3,394,737

Noncontrolling interests	55,112	51,701

Total equity	3,497,770	3,446,438

Total liabilities and equity	$5,759,036	$5,748,746

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity

(Unaudited)

	U.S. Cellular Shareholders
						Total
		Series A	Additional			U.S. Cellular
	Common	Common	Paid-In	Treasury	Retained	Shareholders’	Noncontrolling
(Dollars in thousands)	Shares	Shares	Capital	Shares	Earnings	Equity	Interests	Total Equity
Balance, December 31, 2009	$55,068	$33,006	$1,356,322	$(69,616)	$2,019,957	$3,394,737	$51,701	$3,446,438
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	—	—	—	—	48,232	48,232	—	48,232
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	5,695	5,695
Repurchase of Common Shares	—	—	—	(5,186)	—	(5,186)	—	(5,186)
Incentive and compensation plans	—	—	605	2,608	(2,123)	1,090	—	1,090
Stock-based compensation awards	—	—	3,830	—	—	3,830	—	3,830
Tax windfall (shortfall) from stock awards	—	—	(45)	—	—	(45)	—	(45)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,284)	(2,284)
Balance, March 31, 2010	$55,068	$33,006	$1,360,712	$(72,194)	$2,066,066	$3,442,658	$55,112	$3,497,770

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity

(Unaudited)

	U.S. Cellular Shareholders
						Total
		Series A	Additional			U.S. Cellular
	Common	Common	Paid-In	Treasury	Retained	Shareholders’	Noncontrolling
(Dollars in thousands)	Shares	Shares	Capital	Shares	Earnings	Equity	Interests	Total Equity
Balance, December 31, 2008	$55,068	$33,006	$1,340,146	$(50,258)	$1,827,644	$3,205,606	$48,567	$3,254,173
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	—	—	—	—	84,502	84,502	—	84,502
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	5,985	5,985
Repurchase of Common Shares	—	—	—	(13,291)	—	(13,291)	—	(13,291)
Incentive and compensation plans	—	—	499	1,714	(1,277)	936	—	936
Stock-based compensation awards	—	—	2,964	—	—	2,964	—	2,964
Tax windfall (shortfall) from stock awards	—	—	(10)	—	—	(10)	—	(10)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,101)	(2,101)
Balance, March 31, 2009	$55,068	$33,006	$1,343,599	$(61,835)	$1,910,869	$3,280,707	$52,451	$3,333,158

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Notes to Consolidated Financial Statements

1.    Basis of Presentation

United States Cellular Corporation (“U.S. Cellular”), a Delaware Corporation, is an 82%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”).

The accounting policies of U.S. Cellular conform to accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The consolidated financial statements include the accounts of U.S. Cellular, its majority-owned subsidiaries since acquisition, general partnerships in which U.S. Cellular has a majority partnership interest and certain entities in which U.S. Cellular has a variable interest that require consolidation under GAAP.  All material intercompany accounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to the 2010 presentation.

The consolidated financial statements included herein have been prepared by U.S. Cellular, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, U.S. Cellular believes that the disclosures included herein are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in U.S. Cellular’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2009.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items and adjustments to prior periods as described in Note 2 - Adjustment of Prior Period Amounts) necessary to present fairly the financial position as of March 31, 2010 and the results of operations, cash flows and changes in equity for the three months ended March 31, 2010 and 2009.  The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three months ended March 31, 2010 and 2009 equaled net income. The results of operations, cash flows and changes in equity for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

2.   Revision of Prior Period Amounts

In preparing its financial statements for the three months ended March 31, 2010, U.S. Cellular discovered certain errors related to accounting for service revenues and sales tax liabilities. These errors resulted in the overstatement of service revenues and understatement of sales tax liabilities for 2009, 2008 and 2007. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99 and SAB 108”), U.S. Cellular evaluated these errors and determined that they were immaterial to each of the reporting periods affected and, therefore, amendment of previously filed reports was not required. However, if the adjustments to correct the cumulative errors had been recorded in the first quarter 2010, U.S. Cellular believes the impact would have been significant to the first quarter and would impact comparisons to prior periods. As permitted by SAB 108, U.S. Cellular revised in the current filing and plans to revise in the next filings of its quarterly and annual consolidated financial statements previously reported annual and quarterly results for 2009, 2008 and 2007 for these immaterial amounts. In addition to recording these adjustments, U.S. Cellular recorded and plans to record other adjustments to prior-year amounts to correct other immaterial items, which include adjustments related to rent expense as disclosed in U.S. Cellular’s 2009 Form 10-K.

The Consolidated Balance Sheet at December 31, 2009 was revised to reflect the cumulative effect of these errors which resulted in a decrease to Retained earnings of $9.6 million.  Also, in accordance with SAB 108, the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows have been revised as follows:

Consolidated Balance Sheet — December 31, 2009

(Dollars in thousands)	As previously reported	Adjustment	Revised

Accounts receivable - Due from customers	$336,296	$3,529	$339,825
Total current assets	1,005,588	3,529	1,009,117
Total assets	5,745,217	3,529	5,748,746
Customer deposits and deferred revenues	143,760	(3,512)	140,248
Accrued taxes	34,583	17,443	52,026
Total current liabilities	644,565	13,931	658,496
Net deferred income tax liability	513,994	(843)	513,151
Total deferred liabilities and credits	776,406	(843)	775,563
Retained earnings	2,029,516	(9,559)	2,019,957
Total U.S. Cellular shareholders’ equity	3,404,296	(9,559)	3,394,737
Total equity	3,455,997	(9,559)	3,446,438
Total liabilities and equity	5,745,217	3,529	5,748,746

Consolidated Statement of Operations — Three Months Ended March 31, 2009

(Dollars in thousands)	As previously reported	Adjustment	Revised

Service revenues	$981,874	$1,741	$983,615
Total operating revenues	1,052,764	1,741	1,054,505
System operations expenses (excluding Depreciation, amortization and accretion)	200,003	(120)	199,883
Selling, general and administrative expenses	412,448	(4,289)	408,159
Depreciation, amortization and accretion	137,651	227	137,878
Loss on asset disposals, net	2,191	1,754	3,945
Total operating expenses	937,994	(2,428)	935,566
Operating income	114,770	4,169	118,939
Interest expense	(19,022)	(265)	(19,287)
Total investment and other income (expense)	7,062	(265)	6,797
Income before income taxes	121,832	3,904	125,736
Income tax expense	31,232	3,994	35,226
Net income	90,600	(90)	90,510
Net income attributable to U.S. Cellular shareholders	84,592	(90)	84,502
Basic earnings attributable to U.S. Cellular shareholders	0.97	—	0.97
Diluted earnings attributable to U.S. Cellular shareholders	0.97	—	0.97

Consolidated Statement of Cash Flows — Three Months Ended March 31, 2009

(Dollars in thousands)	As previously reported	Adjustment	Revised

Net income	$90,600	$(90)	$90,510
Depreciation, amortization and accretion	137,651	227	137,878
Deferred income taxes, net	1,673	669	2,342
Loss on asset disposals, net	2,191	1,754	3,945
Change in accounts receivable	(13,468)	(4,664)	(18,132)
Change in customer deposits and deferred revenues	(1,392)	(187)	(1,579)
Change in accrued taxes	39,591	2,553	42,144
Change in other assets and liabilities	(57,402)	(262)	(57,664)
Cash flows from operating activities	185,562	—	185,562

3.   Summary of Significant Accounting Policies

Amounts Collected from Customers and Remitted to Governmental Authorities

If a tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the governmental authority imposing such tax, the amounts collected from customers and remitted to governmental authorities are recorded net in Accrued taxes in the Consolidated Balance Sheet.  If a tax is assessed upon U.S. Cellular but billed to customers to recover it, the amounts billed to customers are recorded in Service revenues and the amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.  The amounts recorded in Service revenues that were billed to customers and remitted to governmental authorities totaled $34.1 million and $24.1 million for the three months ended March 31, 2010 and 2009, respectively.

Implementation of Revised Variable Interest Entity Accounting

U.S. Cellular holds interests in certain variable interest entities (“VIEs”) as such term is defined by GAAP.  Under GAAP, a VIE generally is an entity in which the voting rights held by equity holders are ineffective in determining which party has a controlling financial interest in the entity because control of an entity may be achieved through arrangements that do not involve voting equity.  The primary beneficiary of a VIE, as defined by GAAP, is required to consolidate the VIE in its financial statements.  Prior to January 1, 2010, the primary beneficiary of a VIE was the entity that recognized a majority of a VIE’s expected gains or losses, as determined based on a quantitative model.  Effective January 1, 2010, new provisions under GAAP related to accounting for VIEs provide for a more qualitative assessment in determining the primary beneficiary of a VIE.

The revised consolidation guidance related to VIEs effective January 1, 2010 did not change U.S. Cellular’s consolidated reporting entities.  See Note 10 — Variable Interest Entities (VIEs) for details on consolidated VIEs.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements—a consensus of FASB Emerging Issues Task Force (“ASU 2009-13”).  ASU 2009-13 provides for less restrictive separation criteria that must be met for a deliverable to be considered a separate unit of accounting. Additionally, under this Standard, there is a hierarchy for determining the selling price of a unit of accounting and consideration must be allocated using a relative-selling price method.  ASU 2009-13 will be effective for U.S. Cellular on January 1, 2011; however, early adoption is permitted.  U.S. Cellular is currently reviewing the requirements of ASU 2009-13 and has not yet determined the impact on its financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, Certain Revenue Arrangements that include Software Elements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”).  ASU 2009-14 amends accounting and reporting guidance for revenue arrangements involving both tangible products and software that is “more than incidental to the tangible product as a whole.”  ASU 2009-14 will be effective for U.S. Cellular on January 1, 2011; however, early adoption is permitted.  U.S. Cellular does not anticipate that this pronouncement will have a significant impact on its financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 requires new disclosures regarding transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements.  It also clarifies existing disclosure requirements regarding the level of disaggregation in certain disclosures, inputs, and valuation techniques used in FASB ASC 820, Fair Value Measurements and Disclosures.  U.S. Cellular adopted all of the requirements of this update on January 1, 2010, its effective date, except for the new requirement regarding activity in Level 3 fair value measurements which has a later effective date under the provisions of ASU 2010-6, and will become effective on January 1, 2011.  Adoption of this pronouncement has not had, and is not expected to have, a significant impact on U.S. Cellular’s fair value disclosures.

4.   Fair Value Measurements

As of March 31, 2010 and December 31, 2009, U.S. Cellular did not have any financial assets or liabilities that were required, under GAAP, to be recorded at fair value on a recurring basis in its Consolidated Balance Sheet. However, U.S. Cellular has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes. The fair value of financial instruments was as follows:

	March 31,		December 31,
	2010		2009
(Dollars in thousands)	Book Value	Fair Value	Book Value	Fair Value

Cash and cash equivalents	$289,658	$289,658	$294,411	$294,411
Short-term investments	25,534	25,534	330	330
Long-term debt (1)	863,316	851,920	863,202	853,937

(1)   Excludes capital lease obligations

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. The fair value of Long-term debt, excluding capital lease obligations, was estimated using market prices for the 7.5% senior notes and discounted cash flow analysis for the remaining debt.

As of March 31, 2010, U.S. Cellular held commercial paper with a face value of $25.0 million guaranteed under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.  These notes issued by General Electric Capital Corporation pay interest semi-annually at the coupon rate of 1.8% and mature on March 11, 2011. This investment was purchased at a premium and is carried at amortized cost on the balance sheet ($25.3 million as of March 31, 2010).

As of March 31, 2010, U.S. Cellular did not have any nonfinancial assets or liabilities that required the application of fair value accounting for purposes of reporting such amounts in its Consolidated Balance Sheet.

5.   Income Taxes

U.S. Cellular is included in a consolidated federal income tax return and in certain state income tax returns with other members of the TDS consolidated group.  For financial statement purposes, U.S. Cellular and its subsidiaries compute their income tax expense as if they comprised a separate affiliated group and were not included in the TDS consolidated group.

U.S. Cellular’s overall effective tax rate on Income before income taxes for the three months ended March 31, 2010 and 2009 was 38.8% and 28.0%, respectively.  The effective tax rate for the three months ended March 31, 2009 was lower than the rate for the three months ended March 31, 2010 due primarily to a 2009 state tax benefit resulting from a state tax law change.  This benefit, along with other minor discrete benefits in the quarter, decreased income tax expense for the three months ended March 31, 2009 by $12.1 million; absent these benefits, the effective tax rate for such period would have been higher by 9.6 percentage points.

6.   Earnings Per Share

Basic earnings per share attributable to U.S. Cellular shareholders is computed by dividing Net income attributable to U.S. Cellular shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to U.S. Cellular shareholders is computed by dividing Net income attributable to U.S. Cellular shareholders by the weighted average number of common shares adjusted to include the effects of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and the vesting of restricted stock units.

The amounts used in computing Earnings per Common and Series A Common Share and the effects of potentially dilutive securities on the weighted average number of Common and Series A Common Shares are as follows:

	Three Months Ended
(Dollars and shares in thousands,	March 31,
except per share amounts)	2010	2009

Net income attributable to U.S. Cellular shareholders	$48,232	$84,502

Weighted average number of shares used in basic earnings per share	86,576	87,196
Effect of dilutive securities:
Stock options (1)	57	33
Restricted stock units (2)	345	217
Weighted average number of shares used in diluted earnings per share	86,978	87,446

Basic earnings per share attributable to U.S. Cellular shareholders	$0.56	$0.97

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.55	$0.97

(1)         Stock options exercisable into 1,401 Common Shares in 2010 and 1,485 Common Shares in 2009 were not included in computing Diluted Earnings per Share because their effects were antidilutive.

(2)         Restricted stock units issuable upon vesting into Common Shares that were excluded in computing Diluted Earnings per share because their effects were antidilutive totaled less than one thousand in both 2010 and 2009.

7.   Licenses and Goodwill

Changes in U.S. Cellular’s licenses and goodwill for the three months ended March 31, 2010 and 2009 are presented below.

Licenses

	March 31,	March 31,
(Dollars in thousands)	2010	2009

Balance, beginning of period	$1,435,000	$1,433,415
Acquisitions	3,800	12,250
Balance, end of period	$1,438,800	$1,445,665

Goodwill

	March 31,	March 31,
(Dollars in thousands)	2010	2009

Balance, beginning of period	$494,737	$494,279
Accumulated impairment losses	—	—
	494,737	494,279
Other	—	458
Balance, end of period	$494,737	$494,737

8.   Investment in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $24.7 million and $25.3 million in the three months ended March 31, 2010 and 2009, respectively; of those amounts, U.S. Cellular’s investment in the Los Angeles SMSA Partnership (“LA Partnership”) contributed $16.9 million in both periods.  U.S. Cellular held a 5.5% ownership interest in the LA Partnership during these periods.

The following table summarizes the combined results of operations of U.S. Cellular’s equity method investments:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009

Revenues	$1,214,000	$1,172,000
Operating expenses	859,000	814,000
Operating income	355,000	358,000
Other income (expense)	7,000	8,000
Net income	$362,000	$366,000

9.   Commitments and Contingencies

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

Legal Proceedings

U.S. Cellular is involved or may be involved from time to time in legal proceedings before the Federal Communications Commission (“FCC”), other regulatory authorities, and/or various state and federal courts.  If U.S. Cellular believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss.  If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued.  The assessment of the expected outcomes of legal proceedings is a highly subjective process that requires judgments about future events.  The legal proceedings are reviewed at least quarterly to determine the adequacy of accruals and related financial statement disclosures.  The ultimate outcomes of legal proceedings could differ materially from amounts accrued in the financial statements.

10.   Variable Interest Entities (VIEs)

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services.  U.S. Cellular participated in and was awarded spectrum licenses in each of four separate spectrum auctions (FCC Auctions 78, 73, 66, and 58) indirectly through its interests in Aquinas Wireless L.P. (“Aquinas Wireless”), King Street Wireless L.P. (“King Street Wireless”), Barat Wireless L.P. (“Barat Wireless”) and Carroll Wireless L.P. (“Carroll Wireless”), collectively, the “limited partnerships.”  Each entity qualified as a “designated entity” and thereby was eligible for bidding credits with respect to licenses purchased in accordance with the rules defined by the FCC for each auction. In most cases, the bidding credits resulted in a 25% discount from the gross winning bid.

Consolidated VIEs

As of March 31, 2010, U.S. Cellular consolidates the following VIEs under GAAP:

•                  Aquinas Wireless;

•                  King Street Wireless and King Street Wireless, Inc., the general partner of King Street Wireless;

•                  Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless; and

•                  Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless.

U.S. Cellular holds a variable interest in the entities listed above due to capital contributions and/or advances it provided to these entities.  The power to direct the activities of the VIEs that most significantly impacts their economic performance is shared.  Specifically, the general partner of each of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships; however, the general partner of each partnership needs consent of the limited partner, a U.S. Cellular subsidiary, to sell or lease certain licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships.  Although the power to direct the activities of the VIEs is shared, U.S. Cellular has a disproportionate level of exposure to the variability associated with economic performance of the VIEs, indicating that U.S. Cellular is the primary beneficiary of the VIEs in accordance with GAAP.  Accordingly, these VIEs are consolidated.

Following is a summary of the capital contributions and advances made to each entity by U.S. Cellular as of March 31, 2010 (dollars in thousands).  The amounts shown in the table below exclude funds provided to these entities solely from the shareholder of the general partner.

Aquinas Wireless	$2,132
King Street Wireless & King Street Wireless, Inc.	300,904
Barat Wireless & Barat Wireless, Inc.	127,685
Carroll Wireless & Carroll PCS, Inc.	131,294
$562,015

The following table presents the classification of the consolidated VIEs’ assets and liabilities in U.S. Cellular’s Consolidated Balance Sheet.

	March 31,	December 31,
(Dollars in thousands)	2010	2009

Assets
Cash	$651	$679
Other current assets	204	393
Licenses	487,962	487,962
Other assets	1,548	440
Total assets	$490,365	$489,474

Liabilities
Customer deposits and deferred revenues	$—	$70
Total liabilities	$—	$70

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

These VIEs are in the process of developing long-term business and financing plans.  These entities were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions.  As such, these entities have risks similar to the business risks described in the “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2009.

11. Common Share Repurchases

On November 17, 2009, the Board of Directors of U.S. Cellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis.  These purchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions.  This authorization does not have an expiration date.

Common Share repurchases made under this authorization and prior authorizations were as follows:

	Three Months Ended March 31,
(Dollars and shares in thousands, except cost per share)	2010	2009

Number of shares	128	367
Average cost per share	$40.68	$36.22
Total cost	$5,186	$13,291

12. Noncontrolling Interests

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

The settlement value of U.S. Cellular’s mandatorily redeemable noncontrolling interests in finite-lived subsidiaries is estimated to be $137.0 million at March 31, 2010.  This amount represents the estimate of cash that would be due and payable to settle these noncontrolling interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on March 31, 2010, net of estimated liquidation costs.  This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet.  U.S. Cellular currently has no plans or intentions relating to the liquidation of any of the related partnerships or LLCs prior to their scheduled termination dates.  The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at March 31, 2010 was $50.4 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is due primarily to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs.  Neither the noncontrolling interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature.  Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

13. Supplemental Cash Flow Disclosures

Following are supplemental cash flow disclosures regarding transactions related to stock-based compensation awards:

	Three Months Ended
	March 31,
(Dollars and shares in thousands)	2010	2009

Common Shares withheld (1)	18	—

Aggregate value of Common Shares withheld	$753	$—

Cash receipts upon exercise of stock options	$538	$356
Cash disbursements for payment of taxes (2)	(52)	—
Net cash receipts from exercise of stock options and vesting of other stock awards	$486	$356

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

United States Cellular Corporation (“U.S. Cellular”) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 82%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”) as of March 31, 2010.

The following discussion and analysis should be read in conjunction with U.S. Cellular’s interim consolidated financial statements and footnotes included in Item 1 above, and with the description of U.S. Cellular’s business, its audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the U.S. Cellular Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2009.

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

U.S. Cellular provides wireless telecommunications services to approximately 6.1 million customers in five geographic market areas in 26 states. As of March 31, 2010, U.S. Cellular’s average penetration rate in its consolidated operating markets, calculated by dividing U.S. Cellular’s total customers by the total population of 46.5 million in such markets, was 13.2%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network. U.S. Cellular’s business development strategy is to acquire and operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular believes that operating in contiguous market areas will continue to provide it with certain economies in its capital and operating costs.

Financial and operating highlights in the first three months of 2010 included the following:

•                  Total customers were 6,147,000 at March 31, 2010, including 5,768,000 retail customers.

•                  Retail customer net additions were 24,000 in 2010 compared to 63,000 in 2009, reflecting continuing pressures from weak economic and very competitive industry conditions.  Prepaid net additions increased to 33,000 in 2010 from 3,000 in 2009.

•                  Postpay customers comprised approximately 95% of U.S. Cellular’s retail customers as of March 31, 2010. The postpay churn rate improved to 1.4% in 2010 compared to 1.5% in 2009.

•                  Service revenues of $965.2 million decreased $18.4 million (2%) year-over-year, due primarily to decreases in retail service revenues ($10.6 million) and inbound roaming revenues ($8.1 million). Retail service revenues decreased due to a decline in voice revenues which was partially offset by continued growth in data revenues.  Data revenues grew 28% year-over-year to $201.3 million.

•                  Cash flows from operating activities were $152.3 million. At March 31, 2010, Cash and cash equivalents totaled $289.7 million and there were no outstanding borrowings under the revolving credit facility.

•                  Additions to property, plant and equipment totaled $121.5 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, expand mobile broadband services based on third generation Evolution Data Optimized technology (“3G”) to additional markets, outfit new and remodel existing retail stores, develop new billing and other customer management related systems and platforms, and enhance existing office systems. Total cell sites in service increased 5% year-over-year to 7,310.

•                  U.S. Cellular’s innovative Battery Swap program and Overage Protection service remained popular with its customers in 2010.  By March 31, 2010, U.S. Cellular had completed 1.5 million battery swaps since the program launched in May 2009. Also, U.S. Cellular had nearly 1.5 million customers sign up for Overage Protection since it launched in November 2009.

•                  U.S. Cellular continued its efforts on a number of multi-year initiatives including the development of: a Billing and Operational Support System (“BSS/OSS”) including a new point-of-sale system to consolidate billing on one platform; an Electronic Data Warehouse/Customer Relationship Management System to collect and analyze information more efficiently to build and improve customer relationships; and a new Internet/Web platform to enable customers to complete a wide range of transactions and, eventually, to manage their accounts online.

•                  Operating income decreased $40.2 million, or 34%, to $78.8 million in 2010 from $118.9 million in 2009. Factors in the decrease were lower service revenues as discussed above, together with higher costs of serving and retaining customers in an increasingly competitive industry and costs of investments in multi-year initiatives.

•                  Net income attributable to U.S. Cellular shareholders decreased $36.3 million, or 43%, to $48.2 million in 2010 compared to $84.5 million in 2009, due primarily to lower operating income. Basic earnings per share was $0.56 in 2010, which was $0.41 lower than in 2009, and Diluted earnings per share was $0.55, which was $0.42 lower than in 2009.

U.S. Cellular anticipates that its future results will be affected by the following factors:

•                  Continued uncertainty related to current economic conditions and their impact on customer purchasing and payment behaviors;

•                  Increased competition in the wireless industry, including potential reductions in pricing for products and services overall and impacts associated with the expanding presence of carriers offering low-priced, unlimited prepaid service;

•                  Potential increases in prepaid or reseller customers as a percentage of U.S. Cellular’s customer base in response to changes in customer preferences and industry dynamics;

•                  Increasing penetration in the wireless industry, requiring U.S. Cellular to grow revenues primarily from selling additional products and services to its existing customers, increasing the number of multi-device users among its existing customers, increasing data products and services and attracting wireless customers switching from other wireless carriers rather than by adding customers that are new to wireless service;

•                  Continued growth in revenues from data products and services and lower growth or declines in revenues from voice services;

•                  The effect of recent industry consolidation, such as Verizon’s acquisition of Alltel, and possible further industry consolidation, and the effects on roaming revenues, service and equipment pricing;

•                  Costs of developing and enhancing office and customer support systems, including costs and risks associated with the completion and potential benefits of the multi-year initiatives described above;

•                  Continued enhancements to U.S. Cellular’s wireless networks, including expansion of 3G services; and

•                  Uncertainty related to the National Broadband Plan and other rulemaking by the Federal Communications Commission (“FCC”), including uncertainty relating to future eligible telecommunication carrier (“ETC”) funding from the universal service fund (“USF”), as discussed below.

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

Recent Developments

American Recovery and Reinvestment Act

Congress enacted the American Recovery and Reinvestment Act of 2009, or the Recovery Act, which provides, among other things, for an aggregate appropriation of $7.2 billion to fund grants and loans to provide broadband infrastructure, access and equipment to consumers residing in rural, unserved or underserved areas of the United States. U.S. Cellular has not received any grants of Recovery Act funds. The distribution of Recovery Act funds to other telecommunications service providers could impact competition in certain of U.S. Cellular’s service areas.

National Broadband Plan and Related Matters

In early 2009, Congress directed the FCC to develop a National Broadband Plan to ensure every American has “access to broadband capability.”  In March 2010, the FCC released the plan which describes the FCC’s goals in enhancing broadband availability and the methods for achieving those goals over the next decade. The six long-term goals identified by the FCC in the plan include:

(1)          At least 100 million U.S. homes should have affordable access to actual download speeds of at least 100 megabits per second and actual upload speeds of at least 50 megabits per second;

(2)          The United States should lead the world in mobile innovation, with the fastest and most extensive wireless networks of any nation;

(3)          Every American should have affordable access to robust broadband service, and the means and skills to subscribe if they so choose;

(4)          Every community should have affordable access to at least 1 gigabit per second (“Gbps”) broadband service to anchor institutions such as schools, hospitals and government buildings;

(5)          To ensure the safety of Americans, every first responder should have access to a nationwide public safety wireless network;

(6)          To ensure that America leads in the clean energy economy, every American should be able to use broadband to track and manage their real-time energy consumption.

The National Broadband Plan identifies four approaches in which the government can influence broadband development in the United States.  The following identifies each of these approaches and also discusses certain actions taken by the FCC on April 21, 2010, consistent with or in furtherance of the National Broadband Plan.

(1)  Design policies to ensure robust competition and, as a result, maximize consumer welfare, innovation and investment:

Under this approach, among other things, action would be taken that would facilitate wireless data roaming.  Consistent with this policy, on April 21, 2010, the FCC issued a proposed rulemaking seeking comment on rules that if adopted, would apply to roaming for mobile data services, such as mobile broadband service.

In addition, consistent with the foregoing, on April 21, 2010, the FCC issued an order expanding voice roaming by eliminating the “home roaming exclusion” that allowed a wireless carrier to deny roaming where the requesting carrier had spectrum in the relevant market.  As a result, the FCC will treat requests for automatic roaming in home markets under the same framework as other requests for automatic roaming.

In addition, the National Broadband Plan recommends that new spectrum be identified by the end of 2010 and released for unlicensed use within the next ten years and that revised rules be proposed in the third quarter of 2010 to allow for increased spectrum sharing among compatible point-to-point microwave services and greater flexibility in deploying wireless backhaul.

(2)  Ensure efficient allocation and management of assets that the government controls or influences, such as spectrum, poles and rights-of-way, to encourage network upgrades and competitive entry:

Under this approach, among other things, the FCC would ensure that assets (e.g., spectrum and poles) are managed efficiently such as through rules on right of way, and access to support infrastructure of municipalities and competitors.

In addition, the National Broadband Plan recommends that the FCC make 500 megahertz of spectrum available for broadband use within the next ten years, of which 300 MHz of high-value spectrum between 225 MHz and 3.7 gigahertz should be made available for mobile use within five years.

Also, the National Broadband Plan recommends that Congress consider expanding the FCC’s authority to enable it to conduct incentive auctions in which incumbent licensees may relinquish rights in spectrum assignments for the FCC to reclaim and re-license that spectrum for another purpose which could include mobile uses.

(3)  Reform current universal service mechanisms to support deployment of broadband in high-cost areas; and ensure that low-income Americans can afford broadband; and, in addition, support efforts to boost adoption and utilization:

Under this approach, among other things, the USF would be reformed to transfer funding from existing USF mechanisms to a new fund aimed at broadband deployment.  As part of this plan, on April 21, 2010, the FCC issued a notice of inquiry and proposed rulemaking with the goal of reforming USF to ultimately transition USF compensation from current recipients for the provision of voice services to carriers for the provision of broadband in unserved areas.  If such actions are taken, they could reduce support for wireless recipients of USF funds, which could have a material adverse effect on U.S. Cellular.

The National Broadband Plan also contemplates a reform of inter-carrier compensation in conjunction with the changes to the USF. In the notice of inquiry and proposed rulemaking of April 21, 2010, the FCC indicated that it was seeking comment on the relationship of the USF and existing inter-carrier compensation and ways to reform inter-carrier compensation.  However, the notice of inquiry and proposed rulemaking of April 21, 2010 does not make any specific recommendations concerning inter-carrier compensation and, thus, the issue is likely to be the subject of further rulemaking proceedings by the FCC.

(4)  Reform laws, policies, standards and incentives to maximize the benefits of broadband in sectors that the government influences significantly, such as public education, health care and government operations:

Under this approach, among other things, state and local governments would be encouraged to invest in broadband and to implement online service delivery and to use cloud-computing models.

The FCC notes that about one-half of the plan will be addressed by the FCC, while the remainder would be addressed by Congress, the Executive Branch and the state and local government working closely with private and non-profit sectors.  U.S. Cellular cannot predict the outcome of these deliberations or what effect any final rules, regulations or laws may have on its ability to compete in the provision of wireless broadband service to its customer base. Changes in regulation or the amount or distribution of funds to U.S. Cellular and other telecommunications service providers could impact competition in certain of U.S. Cellular’s service areas, and could have a material adverse affect on U.S. Cellular’s business, financial condition or results of operations.

Net Neutrality

As disclosed in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2009, the FCC initiated a rulemaking proceeding in 2009 designed to codify its existing “Net Neutrality” principles and impose new requirements that could have the effect of restricting the ability of wireless Internet service providers to manage applications and content that traverse their networks. These principles, which the FCC initially announced in 2005, espoused the right of consumers to access lawful Internet content, to run applications and use services of their choice.  In 2008, the FCC ruled that Comcast had violated these principles by moderating the amount of bandwidth used by certain peer-to-peer services and ordered Comcast to discontinue this practice. Comcast challenged this order and, on April 6, 2010, the U.S. Court of Appeals for the District of Columbia Circuit ruled that the FCC had exceeded its authority under the Communications Act of 1934, as amended, when it sought to regulate Comcast’s network management practices for its high-speed Internet access service. In 2010, the FCC sought and received comments on its Net Neutrality proposals and concerning the impact of the Comcast case on those proposals.  It is currently evaluating those comments.  Accordingly, the status of the FCC’s network neutrality proceeding is uncertain at this time and, as a result, there may be further proceedings or legislation relating to the FCC’s authority to regulate the Internet. U.S. Cellular cannot predict the ultimate outcome of this matter or the effect it will have on its wireless broadband services.

2010 Estimates

U.S. Cellular’s estimates of full-year 2010 results are shown below. Such estimates represent U.S. Cellular’s views as of the date of filing of U.S. Cellular’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarterly period ended March 31, 2010. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

2010 Estimated Results
Service revenues	$3,975-$4,075 million
Adjusted OIBDA (1)	$850-$950 million
Operating income	$250-$350 million
Depreciation, amortization and accretion expenses, and losses on disposals and impairment of assets (2)	Approx. $600 million
Capital expenditures	Approx. $600 million

(1)   Adjusted OIBDA is defined as operating income excluding the effects of: depreciation, amortization and accretion (OIBDA); the net gain or loss on asset disposals (if any); and the loss on impairment of intangible assets (if any). This amount may also be commonly referred to by management as operating cash flow. This amount should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows.

(2)   The 2010 Estimated Results include estimates for Depreciation, amortization and accretion expenses and losses on disposals of assets, but do not include an estimate for losses on impairment of assets since these can not be predicted.

U.S. Cellular management currently believes that the foregoing estimates represent a reasonable view of what is achievable considering actions that U.S. Cellular has taken and will be taking. However, the current general economic conditions have created a challenging business environment that could continue to significantly impact actual results. U.S. Cellular expects to continue its focus on customer satisfaction by delivering a high quality network, attractively priced service plans, a broad line of handsets and other products, and outstanding customer service in its company-owned and agent retail stores and customer care centers. U.S. Cellular believes that future growth in its revenues will result primarily from selling additional products and services, including data products and services, to its existing customers, increasing the number of multi-device users among its existing customers and attracting wireless users switching from other wireless carriers, rather than by adding users that are new to wireless service. U.S. Cellular is focusing on opportunities to increase revenues, pursuing cost reduction initiatives in various areas and implementing a number of initiatives to enable future growth. The initiatives are intended, among other things, to allow U.S. Cellular to accelerate its introduction of new products and services, better segment its customers for new services and retention, sell additional services such as data, expand its Internet sales and customer service capabilities, improve its prepaid products and services and reduce operational expenses over the long term.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of March 31, (1)	2010	2009
Total market population of consolidated operating markets (2)	46,546,000	46,306,000
Customers (3)	6,147,000	6,243,000
Market penetration (2)	13.2%	13.5%
Total full-time equivalent employees	8,868	8,754
Cell sites in service	7,310	6,942

For the Three Months Ended March 31, (4)	2010	2009
Net retail customer additions (5)	24,000	63,000
Net customer additions (5)	6,000	47,000
Average monthly service revenue per customer (6)	$52.42	$52.64
Postpay churn rate (7)	1.4%	1.5%

(1)   Amounts include results for U.S. Cellular’s consolidated operating markets as of March 31.

(2)   Calculated using 2009 and 2008 Claritas population estimates for 2010 and 2009, respectively. “Total market population of consolidated operating markets” is used only for the purposes of calculating market penetration of consolidated operating markets, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets).

The total market population and penetration measures for consolidated operating markets apply to markets in which U.S. Cellular provides wireless service to customers. For comparison purposes, total market population and penetration related to all consolidated markets in which U.S. Cellular owns an interest were 90,468,000 and 6.8%, and 83,726,000 and 7.5%, as of March 31, 2010 and 2009, respectively.

(3)   U.S. Cellular’s customer base consists of the following types of customers:

	March 31,
	2010	2009
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	5,473,000	5,480,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	295,000	290,000
Total retail customers	5,768,000	5,770,000

End user customers acquired through U.S. Cellular’s agreements with third parties (“reseller customers”)	379,000	473,000
Total customers	6,147,000	6,243,000

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

(6)   Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per customer basis. Variances in this measurement are monitored and compared to variances in expenses on a per customer basis. Average monthly service revenue per customer is calculated as follows:

	Three Months Ended March 31,
	2010	2009
Service revenues per Consolidated Statements of Operations (000s)	$965,188	$983,615
Divided by average customers during period (000s)*	6,137	6,229
Divided by number of months in each period	3	3
Average monthly service revenue per customer	$52.42	$52.64

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

(7)   Postpay churn rate represents the percentage of the postpay customer base that disconnects service each month.

Components of Operating Income

Three Months Ended March 31,	2010	2009	Increase/ (Decrease)	Percentage Change
(Dollars in thousands)
Retail service	$865,219	$875,839	$(10,620)	(1)%
Inbound roaming	51,942	60,057	(8,115)	(14)%
Other	48,027	47,719	308	1%
Service revenues	965,188	983,615	(18,427)	(2)%
Equipment sales	58,849	70,890	(12,041)	(17)%
Total operating revenues	1,024,037	1,054,505	(30,468)	(3)%

System operations (excluding Depreciation, amortization and accretion reported below)	207,077	199,883	7,194	4%
Cost of equipment sold	161,105	185,701	(24,596)	(13)%
Selling, general and administrative	428,661	408,159	20,502	5%
Depreciation, amortization and accretion	143,233	137,878	5,355	4%
Loss on asset disposals, net	5,176	3,945	1,231	31%
Total operating expenses	945,252	935,566	9,686	1%
Operating income	$78,785	$118,939	$(40,154)	(34)%

Operating Revenues

Service revenues

Service revenues consist primarily of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services and long distance, provided to U.S. Cellular’s retail customers and to end users through third-party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming, including long-distance roaming (“inbound roaming”); and (iii) amounts received from the USF.

Retail service revenues

The decrease in Retail service revenues in 2010 was due to a decrease in the average number of customers; the impact of fewer customers more than offset the impact of higher revenue per customer.

•      The average number of customers decreased to 6,137,000 in 2010 from 6,229,000 in 2009.

•      Average monthly retail service revenue per customer increased less than 1% to $46.99 in 2010 from $46.87 in 2009. The net increase resulted primarily from growth in revenues from data products and services and revenues related to regulatory cost recovery, which together offset a decline in revenues from voice services.

Revenues from data products and services totaled $201.3 million in 2010 and $157.0 million in 2009, and represented 21% of service revenues in 2010 compared to 16% of service revenues in 2009. Such growth, which positively impacted average monthly retail service revenue per customer, reflected customers’ continued and increasing usage of U.S. Cellular’s text, picture, and video messaging services, easyedgeSM service and applications, premium mobile Internet services, smartphone handsets and services, and modems.  In March 2010, U.S. Cellular launched new data offerings for its prepaid customers, which included picture and video messaging, ringtones, email services, and easyedgeSM service and applications. U.S. Cellular expects that the growth in revenues from data products and services will continue as customers increasingly purchase premium and smartphone devices along with data plans and applications and utilize U.S. Cellular’s 3G network. U.S. Cellular’s 3G network covered over 75% of its customers as of March 31, 2010. U.S. Cellular expects to expand its 3G network to cover approximately 98% of its customers by the summer of 2010.

Revenues related to regulatory cost recovery increased due to an increase in the USF contribution rate established by the FCC to 14.1% in 2010 from 9.5% in 2009.

Revenues from voice services declined year-over-year primarily due to a reduction in average voice revenue per customer.  The reduction in average voice revenue per customer reflects industry competition which has resulted in lower pricing overall as well as growth in family plans and service plans with enhanced coverage areas and value (such as free incoming calls, free mobile-to-mobile and unlimited minutes).  Also, decreases in the average prepaid customer base and the average revenue per prepaid customer contributed to a decline in prepaid voice revenues. U.S. Cellular expects continued pressure on revenues from voice services in the foreseeable future due to industry competition related to service plan offerings.

Inbound roaming revenues

The decrease in Inbound roaming revenues in 2010 was due primarily to a decline in roaming revenues from the combined entity of Verizon Wireless (“Verizon”) and Alltel Corporation (“Alltel”). In January 2009, Verizon acquired Alltel. As a result of this transaction, the network footprints of Verizon and Alltel were combined. This has resulted in a decrease in inbound roaming revenues for U.S. Cellular, since the combined Verizon and Alltel entity has reduced its usage of U.S. Cellular’s network in certain coverage areas that were used by Verizon and Alltel as separate entities. U.S. Cellular anticipates that inbound roaming revenues for the full year 2010 will be flat to slightly higher than the prior year due to the positive impact of increasing minutes of use and increasing data usage from U.S. Cellular’s roaming partners, partially offset by the negative impact of decreasing rates per minute or kilobyte of use.

Equipment sales revenues

Equipment sales revenues include revenues from sales of handsets and related accessories to both new and existing customers, as well as revenues from sales of handsets and accessories to agents. All equipment sales revenues are recorded net of anticipated rebates.

U.S. Cellular’s customer retention efforts include offering new smartphones and premium handsets at discounted prices to existing customers as the expiration date of the customer’s service contract approaches. U.S. Cellular also continues to sell handsets to agents; this practice enables U.S. Cellular to provide better control over the quality of handsets sold to its customers, establish roaming preferences and earn quantity discounts from handset manufacturers which are passed along to agents. U.S. Cellular anticipates that it will continue to sell handsets to agents in the future.

The decrease in 2010 equipment sales revenues was driven primarily by declines of 12% in total handsets sold and 8% in average revenue per handset sold. Total handsets sold declined due to fewer new sales and renewal transactions. Average revenue per handset sold declined due to aggressive promotional pricing across all categories of handsets.

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

Key components of the overall increase in system operations expenses were as follows:

•      Maintenance, utility and cell site expenses increased $5.2 million, or 7%, driven primarily by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,310 at March 31, 2010 and 6,942 at March 31, 2009, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets.

•      Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $1.4 million, or 3%, due primarily to higher data usage.

U.S. Cellular expects total system operations expenses to increase on a year-over-year basis in the foreseeable future, driven by the following factors:

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

Cost of equipment sold

Cost of equipment sold decreased in 2010 due primarily to a 12% decline in total handsets sold as well as a slight reduction in the average cost per handset sold. Total handsets sold declined due to fewer new sales and renewal transactions.

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

Key components of the net increase in Selling, general and administrative expenses in 2010 were as follows:

•      Selling and marketing expenses decreased by $6.2 million, or 3%, due primarily to lower commissions expense reflecting fewer new sales and renewal transactions; and lower advertising expense due to differences in the timing of spending for media purchases.

•      General and administrative expenses increased $26.7 million, or 13%, due to higher USF contributions (most of the USF contribution expenses are offset by revenues for amounts passed through to customers as discussed above); higher costs related to investments in multi-year initiatives as described in the Overview section; costs of the Battery Swap program; and higher employee related expenses.

U.S. Cellular expects Selling, general and administrative expenses to increase on a year-over-year basis in the foreseeable future driven primarily by increases in expenses associated with acquiring, serving and retaining customers, as well as costs related to its multi-year initiatives discussed previously.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased due primarily to an increase in the gross property, plant and equipment balances from 2009 to 2010.

See “Financial Resources” and “Liquidity and Capital Resources” for a discussion of U.S. Cellular’s capital expenditures.

Loss on asset disposals, net

These amounts represent charges related to disposals of assets, trade-ins of older assets for replacement assets and other retirements of assets from service.

Components of Other Income (Expense)

Three Months Ended March 31,			Increase/	Percentage
(Dollars in thousands, except per share amounts)	2010	2009	(Decrease)	Change
Operating income	$78,785	$118,939	$(40,154)	(34)%

Equity in earnings of unconsolidated entities	24,694	25,327	(633)	(2)%
Interest and dividend income	1,021	477	544	>100%
Interest expense	(16,286)	(19,287)	3,001	16%
Other, net	(65)	280	(345)	>(100)%
Total investment and other income (expense)	9,364	6,797	2,567	38%

Income before income taxes	88,149	125,736	(37,587)	(30)%
Income tax expense	(34,198)	(35,226)	1,028	3%

Net income	53,951	90,510	(36,559)	(40)%
Less: Net income attributable to noncontrolling interests, net of tax	(5,719)	(6,008)	289	5%
Net income attributable to U.S. Cellular shareholders	$48,232	$84,502	$(36,270)	(43)%

Basic earnings per share attributable to U.S. Cellular shareholders	$0.56	$0.97	$(0.41)	(42)%
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.55	$0.97	$(0.42)	(43)%

Equity in earnings of unconsolidated entities

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

U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership contributed $16.9 million to Equity in earnings of unconsolidated entities in each of 2010 and 2009.

Interest expense

Interest expense decreased year-over-year due to the redemption of U.S. Cellular’s $130.0 million, 8.75% senior notes in December 2009.

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

See Note 3 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for information on recent accounting pronouncements.

FINANCIAL RESOURCES

U.S. Cellular operates a capital- and marketing-intensive business. U.S. Cellular utilizes cash from its operating activities, cash proceeds from divestitures, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and Common Share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize U.S. Cellular’s cash flow activities in the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

(Dollars in thousands)	2010	2009
Cash flows from (used in):
Operating activities	$152,252	$185,562
Investing activities	(149,958)	(149,628)
Financing activities	(7,047)	(15,133)
Net increase (decrease) in cash and cash equivalents	$(4,753)	$20,801

Cash Flows from Operating Activities

The following table presents Adjusted OIBDA and Adjusted OIBDA margin and is included for purposes of analyzing changes in cash flows from operating activities. U.S. Cellular believes these measures provide useful information to investors regarding U.S. Cellular’s financial condition and results of operations because they highlight certain key cash and non-cash items and their impacts on cash flows from operating activities:

(Dollars in thousands)	2010	2009
Operating income	$78,785	$118,939
Non-cash items
Depreciation, amortization and accretion	143,233	137,878
Loss on asset disposals, net	5,176	3,945
Adjusted OIBDA (1) (2)	$227,194	$260,762

Adjusted OIBDA margin (3)	23.5%	26.5%

(1)          Adjusted OIBDA is defined as operating income excluding the effects of: depreciation, amortization and accretion (OIBDA); the net gain or loss on asset disposals (if any); and the loss on impairment of intangible assets (if any). This amount may also be commonly referred to by management as operating cash flow. This amount should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows.

(2)          Adjusted OIBDA excludes the net gain or loss on asset disposals and loss on impairment of intangible assets, if any, in order to show operating results on a more comparable basis from period to period.  U.S. Cellular does not intend to imply that any of such amounts that are excluded are non-recurring, infrequent or unusual and, accordingly, they may be incurred in the future.

(3)          Adjusted OIBDA margin is defined as Adjusted OIBDA divided by Service revenue. Equipment revenues are excluded from the denominator of the calculation since equipment is generally sold at a net negative margin, and the equipment subsidy is effectively a cost for purposes of assessing business results.  U.S. Cellular believes that this calculation method is consistent with the method used by certain investors to assess U.S. Cellular’s business results.  Adjusted OIBDA margin may also be commonly referred to by management as operating cash flow margin.

Cash flows from operating activities in 2010 were $152.3 million, a decrease of $33.3 million from 2009.  Significant changes included the following:

•                  Adjusted OIBDA, as shown in the table above, decreased by $33.6 million primarily due to a decrease in operating income.  See discussion in the “Results of Operations” for factors that affected operating income.

•                  Changes in working capital accounts, excluding accrued taxes, resulted in net cash outflows of $83.4 million and $93.9 million in 2010 and 2009, respectively, causing a year-over-year increase in cash flows of $10.5 million.  The 2009 period included a $34.0 million deposit related to a pending income tax audit which was paid to TDS for U.S. Cellular’s proportionate share of a deposit TDS made to the Internal Revenue Service (“IRS”) to eliminate any potential interest expense due to the IRS related to a pending income tax audit subsequent to the date of the deposit. The deposit was recorded in Change in other assets and liabilities in the Consolidated Statement of Cash Flows in 2009.

•                  Income tax payments, net of refunds, were $15.8 million in 2010 and income tax refunds were $3.5 million in 2009, resulting in a decrease in cash flows of $19.3 million.  This decrease primarily relates to tax payments made in 2010 related to the 2009 tax year.

Cash Flows from Investing Activities

U.S. Cellular makes substantial investments to construct and upgrade modern high quality wireless communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue-enhancing and cost-reducing upgrades of U.S. Cellular’s networks. Cash flows used for investing activities also represent cash required for the acquisition of wireless properties or licenses. Proceeds from exchanges and divestiture transactions have provided funds in recent years which have partially offset the cash requirements for investing activities; however, such sources cannot be relied upon to provide continuing or regular sources of financing.

The primary purpose of U.S. Cellular’s construction and expansion expenditures is to provide for customer and usage growth, to upgrade service and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.

Cash used for property, plant and equipment and system development expenditures totaled $121.5 million in 2010 and $137.7 million in 2009.  These expenditures were made to construct new cell sites, increase capacity in existing cell sites and switches, upgrade technology including the overlay of 3G technology in certain markets, develop new and enhance existing office systems, and construct new and remodel existing retail stores.

The following table presents Free cash flow.  U.S. Cellular believes that Free cash flow as reported by U.S. Cellular is useful to investors and other users of its financial information in evaluating the amount of cash generated by business operations, after capital expenditures.

(Dollars in thousands)	2010	2009
Cash flows from operating activities	$152,252	$185,562
Capital expenditures	(121,514)	(137,741)
Free cash flow (1)	$30,738	$47,821

(1)          Free cash flow is defined as Cash flows from operating activities less Capital expenditures. Free cash flow is a non-GAAP financial measure.

See Cash flows from Operating Activities and Cash flows from Investing Activities for details on the changes to the components of Free cash flow.

Cash payments for acquisitions in 2010 and 2009 were as follows:

(Dollars in thousands)	2010	2009
U.S. Cellular licenses	3,800	11,850
Other	—	277
Total	$3,800	$12,127

In 2010, U.S. Cellular invested in commercial paper with a face value of $25.0 million guaranteed under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.  The notes pay interest semi-annually and mature in March 2011.

Cash Flows from Financing Activities

In 2010 and 2009, U.S. Cellular repurchased Common Shares at an aggregate cost of $5.2 million and $13.3 million, respectively.  See Note 11 — Common Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

LIQUIDITY AND CAPITAL RESOURCES

U.S. Cellular believes that existing cash balances, expected cash flows from operating activities and funds available under its revolving credit facility provide substantial liquidity and financial flexibility for U.S. Cellular to meet its normal financing needs (including working capital, construction and development expenditures, and share repurchases under its approved program) for the foreseeable future. In addition, U.S. Cellular may have access to public and private capital markets to help meet its financing needs.

Consumer spending significantly impacts U.S. Cellular’s operations and performance. Factors that influence levels of consumer spending include: unemployment rates, increases in fuel and other energy costs, conditions in residential real estate and mortgage markets, labor and health care costs, access to credit, consumer confidence and other macroeconomic factors. Changes in these and other economic factors could have a material adverse effect on demand for U.S. Cellular’s products and services and on U.S. Cellular’s financial condition and results of operations.

U.S. Cellular cannot provide assurances that circumstances that could have a material adverse affect on its liquidity or capital resources will not occur. Economic conditions, changes in financial markets or other factors could restrict U.S. Cellular’s liquidity and availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development, acquisition or share repurchase programs. Such reductions could have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Cash and Cash Equivalents

At March 31, 2010, U.S. Cellular had $289.7 million in cash and cash equivalents, which include cash and short-term, highly liquid investments with original maturities of three months or less. The primary objective of U.S. Cellular’s cash and cash equivalents investment activities is to preserve principal.  At March 31, 2010, U.S. Cellular invested a significant portion of its cash balances in money market funds that invested exclusively in short-term U.S. Treasury securities or repurchase agreements backed by U.S. Treasury securities. U.S. Cellular monitors the financial viability of the money market funds in which it invests and believes that the credit risk associated with these investments is low.

Short-term Investments

As of March 31, 2010, U.S. Cellular held commercial paper with a face value of $25.0 million guaranteed under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.  These notes issued by General Electric Capital Corporation pay interest semi-annually at the coupon rate of 1.8% and mature on March 11, 2011. This investment was purchased at a premium and is carried at amortized cost on the balance sheet ($25.3 million as of March 31, 2010).

Revolving Credit Facility

U.S. Cellular has a $300 million revolving credit facility available for general corporate purposes.  At March 31, 2010, there were no outstanding borrowings and $0.2 million of outstanding letters of credit, leaving $299.8 million available for use.  In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated June 30, 2009 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At March 31, 2010, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

U.S. Cellular’s interest cost on its revolving credit facility is subject to increase if its current credit rating from Standard & Poor’s Rating Service, Moody’s Investors Service and/or Fitch Ratings is lowered, and is subject to decrease if the rating is raised.  The credit facility would not cease to be available nor would the maturity date accelerate solely as a result of a downgrade in U.S. Cellular’s credit rating.  However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to renew the credit facility or obtain access to other credit facilities in the future.

U.S. Cellular’s credit ratings as of March 31, 2010 and the dates that such ratings were issued/re-affirmed were as follows:

Moody’s (re-affirmed September 21, 2009)	Baa2	- stable outlook
Standard & Poor’s (issued March 5, 2010)	BBB-	- stable outlook
Fitch Ratings (issued August 20, 2009)	BBB+	- negative outlook

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. The covenants also prescribe certain terms associated with intercompany loans from TDS or TDS subsidiaries to U.S. Cellular or U.S. Cellular subsidiaries.  U.S. Cellular believes it was in compliance as of March 31, 2010 with all of the covenants and requirements set forth in its revolving credit facility. There were no intercompany loans at March 31, 2010 or 2009.

Long-Term Financing

U.S. Cellular’s long-term debt indenture does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.  U.S. Cellular believes it was in compliance as of March 31, 2010 with all covenants and other requirements set forth in its long-term debt indenture.  U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indenture.

The long-term debt principal payments due for the remainder of 2010 and the next four years represent less than 1% of the total long-term debt obligation at March 31, 2010.  Refer to Market Risk — Long-Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2009 for additional information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s long-term debt.

U.S. Cellular, at its discretion, may from time to time seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions, tender offers, exchange offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Capital Expenditures

U.S. Cellular’s capital expenditures for 2010 are expected to be approximately $600 million. These expenditures are expected to be for the following general purposes:

•                  Expand and enhance U.S. Cellular’s coverage in its service areas;

•                  Provide additional capacity to accommodate increased network usage by current customers;

•                  Overlay 3G technology in certain markets;

•                  Enhance U.S. Cellular’s retail store network;

•                  Develop and enhance office systems; and

•                  Develop new billing and other customer management related systems and platforms.

U.S. Cellular plans to finance its capital expenditures program for 2010 using cash flows from operating activities, existing cash balances and, if necessary, short-term debt.

Acquisitions, Divestitures and Exchanges

U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, U.S. Cellular reviews attractive opportunities to acquire additional wireless operating markets and wireless spectrum. In addition, U.S. Cellular may seek to divest outright or include in exchanges for other wireless interests those wireless interests that are not strategic to its long-term success. U.S. Cellular also may be engaged from time to time in negotiations relating to the acquisition, divestiture or exchange of companies, strategic properties or wireless spectrum. In general, U.S. Cellular may not disclose such transactions until there is a definitive agreement.

Variable Interest Entities

U.S. Cellular consolidates certain entities because they are “variable interest entities” under accounting principles generally accepted in the United States of America (“GAAP”). See Note 10—Variable Interest Entities (VIEs) in the Notes to Consolidated Financial Statements for the details of these variable interest entities. U.S. Cellular may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

Common Share Repurchase Program

U.S. Cellular has repurchased and expects to continue to repurchase its Common Shares subject to its repurchase program. For additional information related to the current repurchase authorization and repurchases made during 2010 and 2009, see Note 11—Common Share Repurchases in the Notes to Consolidated Financial Statements and Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There was no material change between December 31, 2009 and March 31, 2010 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

U.S. Cellular had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by Securities and Exchange Commission (“SEC”) rules, that had or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with GAAP.  U.S. Cellular’s significant accounting policies are discussed in detail in Note 3 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in U.S. Cellular’s Form 10-K for the year ended December 31, 2009.  Changes to significant accounting policies are discussed in Note 3 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.  There were no material changes to U.S. Cellular’s application of critical accounting policies and estimates during the three months ended March 31, 2010.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that U.S. Cellular intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully discussed under “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2009.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  U.S. Cellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the Risk Factors in U.S. Cellular’s Form 10-K for the year ended December 31, 2009, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to U.S. Cellular’s business.

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

•                  U.S. Cellular currently receives a significant amount of roaming revenues.  As a result of consolidation of companies in the wireless industry, U.S. Cellular roaming revenues have declined significantly from amounts earned in certain prior years.  Further industry consolidation and continued build outs by existing and new wireless carriers could cause roaming revenues to decline even more, which would have an adverse effect on U.S. Cellular’s business, financial condition and results of operations.

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

•                  The completion of acquisitions by other companies has led to increased consolidation in the wireless telecommunications industry.  U.S. Cellular’s lower scale relative to larger wireless carriers has in the past and could in the future prevent or delay its access to new products including handsets, new technology and/or new content and applications which could adversely affect U.S. Cellular’s ability to attract and retain customers and, as a result, could adversely affect its business, financial condition or results of operations.

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

•                  U.S. Cellular could incur higher than anticipated intercarrier compensation costs.

•                  U.S. Cellular is subject to numerous surcharges and fees from federal, state and local governments, and the applicability and the amount of these fees are subject to great uncertainty.

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

•                  A failure by U.S. Cellular to maintain flexible and capable telecommunication networks or information technology, or a material disruption thereof, including breaches of network or information technology security, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

•                  Wars, conflicts, hostilities and/or terrorist attacks or equipment failures, power outages, natural disasters or other events could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

•                  The market price of U.S. Cellular’s Common Shares is subject to fluctuations due to a variety of factors.

•                  Identification of errors in financial information or disclosures could require amendments to or restatements of financial information or disclosures included in this or prior filings with the SEC.

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

•                  Disruption in credit or other financial markets, a deterioration of U.S. or global economic conditions or other events, could, among other things, impede U.S. Cellular’s access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on U.S. Cellular’s financial condition or results of operations.

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

•                  U.S. Cellular’s credit facility and the indenture governing its senior notes include restrictive covenants that limit its operating flexibility and U.S. Cellular may be unable to service its debt or to refinance its indebtedness before maturity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Long-term Debt

As of March 31, 2010, U.S. Cellular’s long-term debt was in the form of fixed-rate notes with original maturities ranging up to 30 years. Fluctuations in market interest rates can lead to significant fluctuations in the fair values of these fixed-rate notes.

See Note 4 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair market value of U.S. Cellular’s long-term debt as of March 31, 2010.

Refer to the disclosure under Market Risk — Long-Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2009 for additional information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s long-term debt.  There have been no material changes to such information since December 31, 2009.

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s Chief Executive Officer and Chief Financial Officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of March 31, 2010, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect U.S. Cellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2009 may not be the only risks that may affect U.S. Cellular.  Additional unidentified or unrecognized risks and uncertainties may materially adversely affect U.S. Cellular’s business, financial condition and/or operating results. In addition, you are referred to the above Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly the section captioned “Overview — Recent Development,” for disclosures related to the FCC’s National Broadband Plan and other developments that have occurred since U.S. Cellular filed its Form 10-K for the year ended December 31, 2009. Subject to the foregoing, U.S. Cellular has not identified for disclosure any material changes to the risk factors as previously disclosed in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On November 17, 2009, the Board of Directors of U.S. Cellular authorized the repurchase of up to 1,300,000 Common Shares during the remainder of 2009 and additional repurchases of up to 1,300,000 Common Shares on an annual basis in each year thereafter, on a cumulative basis.  These purchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions.  This authorization does not have an expiration date.

During the three months ended March 31, 2010, U.S. Cellular repurchased 127,500 Common Shares for $5.2 million, or an average of $40.68 per share pursuant to this authorization.

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC), of U.S. Cellular Common Shares during the quarter covered by this Form 10-Q.

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number of
			Common Shares	Common Shares That
	Total Number	Average Price	Purchased as Part of	May Yet Be Purchased
	of Common	Paid Per	Publicly Announced	Under the
Period	Shares Purchased	Common Share	Plans or Programs	Plans or Programs
January 1 – 31, 2010	—	$—	—	2,509,800
February 1 – 28, 2010	—	—	—	2,509,800
March 1 – 31, 2010	127,500	40.68	127,500	2,382,300
Total for or as of the end of the quarter ended March 31, 2010	127,500	$40.68	127,500	2,382,300

The following is additional information with respect to the foregoing authorization:

i.                  The date the program was announced was November 20, 2009 by Form 8-K

ii.               The amount approved was up to 1,300,000 U.S. Cellular Common shares on an annual basis in 2009 and continuing each year thereafter on a cumulative basis.

iii.            There is no expiration date for the program.

iv.           The authorization did not expire during the first quarter of 2010.

v.              U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program prior to expiration, or cease making further purchases thereunder, during the first quarter of 2010.

Item 5. Other Information.

1.               The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular did not borrow or repay any amounts under its revolving credit facility in the first quarter of 2010. U.S. Cellular had no borrowings outstanding under its revolving credit facility as of March 31, 2010.

A description of U.S. Cellular’s revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated June 30, 2009 and is incorporated by reference herein.

2.               The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 5.02(e) — Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers:

On January 30, 2010, U.S. Cellular entered into an amendment of an Employment, Consulting and General Release Agreement dated November 3, 2009 with U.S. Cellular’s former Executive Vice President and Chief Operating Officer, Jay M. Ellison.  A copy of such agreement was filed by U.S. Cellular on a Current Report on Form 8-K dated November 3, 2009. Pursuant to the amendment, Mr. Ellison agreed to perform certain additional consulting services not contemplated by the foregoing agreement at the rate of $250 per hour.  A copy of the amendment is attached to this Form 10-Q and is incorporated by reference herein.

Item 6. Exhibits

Exhibit 10 — Amendment dated January 30, 2010 to Employment, Consulting and General Release Agreement dated November 3, 2009 between U.S. Cellular and Jay M. Ellison.

Exhibit 11 — Statement regarding computation of per share earnings is included herein as Note 6 — Earnings Per Share in the Notes to Consolidated Financial Statements.

Exhibit 12 — Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 31.1 — Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 — Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 — Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 — Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in U.S. Cellular’s Form 10-K for the year ended December 31, 2009.  Reference is made to U.S. Cellular’s Form 10-K for the year ended December 31, 2009 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date: May 10, 2010	/s/ John E. Rooney
John E. Rooney
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2010	/s/ Steven T. Campbell
Steven T. Campbell
Executive Vice President-Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 10, 2010	/s/ Kenneth R. Meyers
Kenneth R. Meyers
Chief Accounting Officer
(Principal Accounting Officer)

Date: May 10, 2010	/s/ Ljubica A. Petrich
Ljubica A. Petrich Vice President and Controller

Signature page for the U.S. Cellular 2010 First Quarter Form 10-Q