Form 10-Q
period 2010-06-30
UNITED STATES CELLULAR CORP
filed 2010-08-05
CIK 821130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission File Number 1-9712

UNITED STATES CELLULAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1147325 (I.R.S. Employer Identification No.)

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2010
Common Shares, $1 par value	53,155,606 Shares
Series A Common Shares, $1 par value	33,005,877 Shares

Part I. Financial Information
Item 1. Financial Statements

United States Cellular Corporation

Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share amounts)	2010	2009	2010	2009

Operating revenues
Service	$972,576	$974,348	$1,937,584	$1,957,802
Equipment sales	57,317	67,795	116,166	138,685
Total operating revenues	1,029,893	1,042,143	2,053,750	2,096,487

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	213,542	194,709	420,656	394,697
Cost of equipment sold	161,965	156,055	323,070	341,756
Selling, general and administrative (including charges from affiliates of $26.4 million and $26.2 million, respectively, for the three months, and $54.1 million and $54.9 million, respectively, for the six months)	445,177	411,153	874,782	819,616
Depreciation, amortization and accretion	144,455	138,777	287,688	276,655
Loss on asset disposals, net	1,250	2,611	6,426	6,556
Total operating expenses	966,389	903,305	1,912,622	1,839,280

Operating income	63,504	138,838	141,128	257,207

Investment and other income (expense)
Equity in earnings of unconsolidated entities	25,753	24,794	50,447	50,121
Interest and dividend income	862	751	1,883	1,228
Interest expense	(16,438)	(19,856)	(32,962)	(39,283)
Other, net	472	(2)	407	278
Total investment and other income (expense)	10,649	5,687	19,775	12,344

Income before income taxes	74,153	144,525	160,903	269,551
Income tax expense	28,181	56,788	61,843	91,747

Net income	45,972	87,737	99,060	177,804
Less: Net income attributable to noncontrolling interests, net of tax	(5,219)	(5,969)	(10,938)	(11,977)
Net income attributable to U.S. Cellular shareholders	$40,753	$81,768	$88,122	$165,827

Basic weighted average shares outstanding	86,425	86,992	86,500	87,093
Basic earnings per share attributable to U.S. Cellular shareholders	$0.47	$0.94	$1.02	$1.90

Diluted weighted average shares outstanding	86,787	87,177	86,873	87,308
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.47	$0.94	$1.01	$1.90

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2010	2009

Cash flows from operating activities
Net income	$99,060	$177,804
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	287,688	276,655
Bad debts expense	36,605	39,028
Stock-based compensation expense	9,012	7,974
Deferred income taxes, net	(9,935)	19,084
Equity in earnings of unconsolidated entities	(50,447)	(50,121)
Distributions from unconsolidated entities	48,491	12,997
Loss on asset disposals, net	6,426	6,556
Other operating activities	(464)	1,209
Changes in assets and liabilities from operations
Accounts receivable	(22,995)	(68,923)
Inventory	32,252	(10,391)
Accounts payable - trade	(34,009)	(41,378)
Accounts payable - affiliate	(3,017)	4,137
Customer deposits and deferred revenues	3,854	(5,699)
Accrued taxes	27,744	71,041
Accrued interest	121	450
Other assets and liabilities	(26,680)	(67,300)
	403,706	373,123

Cash flows from investing activities
Additions to property, plant and equipment	(255,004)	(228,902)
Cash paid for acquisitions and licenses	(10,501)	(12,327)
Cash paid for investments	(175,000)	(275)
Other investing activities	889	1,432
	(439,616)	(240,072)

Cash flows from financing activities
Common shares reissued for benefit plans, net of tax payments	144	(405)
Common shares repurchased	(21,423)	(19,332)
Payment of debt issuance costs	—	(4,309)
Distributions to noncontrolling interests	(4,314)	(4,060)
Other financing activities	(55)	(21)
	(25,648)	(28,127)

Net increase (decrease) in cash and cash equivalents	(61,558)	104,924

Cash and cash equivalents
Beginning of period	294,411	170,996
End of period	$232,853	$275,920

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Assets
(Unaudited)

	June 30,	December 31,
(Dollars in thousands)	2010	2009

Current assets
Cash and cash equivalents	$232,853	$294,411
Short-term investments	135,798	330
Accounts receivable
Customers, less allowances of $25,265 and $26,260, respectively	310,062	339,825
Roaming	34,738	28,450
Affiliated	28	135
Other, less allowances of $967 and $364, respectively	66,622	56,647
Inventory	120,304	152,556
Prepaid income taxes	—	717
Prepaid expenses	65,219	63,463
Net deferred income tax asset	21,570	21,570
Other current assets	48,662	51,013
	1,035,856	1,009,117
Investments
Licenses	1,445,501	1,435,000
Goodwill	494,737	494,737
Customer lists, net of accumulated amortization of $95,211 and $92,829, respectively	1,701	4,083
Investments in unconsolidated entities	163,518	161,481
Notes and interest receivable — long-term	4,143	4,214
Long-term investments	40,987	—
	2,150,587	2,099,515
Property, plant and equipment
In service and under construction	6,096,533	5,884,307
Less: Accumulated depreciation	3,525,193	3,282,969
	2,571,340	2,601,338

Other assets and deferred charges	37,865	38,776

Total assets	$5,795,648	$5,748,746

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	June 30, 2010	December 31, 2009
(Dollars and shares in thousands)

Current liabilities
Current portion of long-term debt	$86	$76
Accounts payable
Affiliated	11,714	14,732
Trade	262,279	296,288
Customer deposits and deferred revenues	144,101	140,248
Accrued taxes	90,802	57,507
Accrued compensation	45,086	62,242
Other current liabilities	80,322	92,884
	634,390	663,977

Deferred liabilities and credits
Net deferred income tax liability	497,797	513,994
Other deferred liabilities and credits	273,467	262,412

Long-term debt	867,880	867,522

Commitments and contingencies

Noncontrolling interests with redemption features	746	727

Equity
U.S. Cellular shareholders' equity
Series A Common and Common Shares
Authorized 190,000 shares (50,000 Series A Common and 140,000 Common Shares)
Issued 88,074 shares (33,006 Series A Common and 55,068 Common Shares)
Outstanding 86,161 shares (33,006 Series A Common and 53,155 Common Shares) and 86,540 shares (33,006 Series A Common and 53,534 Common Shares), respectively
Par Value ($1 per share) ($33,006 Series A Common and $55,068 Common Shares)	88,074	88,074
Additional paid-in capital	1,364,129	1,356,322
Treasury shares, at cost, 1,913 and 1,534 Common Shares, respectively	(80,107)	(69,616)
Retained earnings	2,090,966	2,013,633
Total U.S. Cellular shareholders' equity	3,463,062	3,388,413

Noncontrolling interests	58,306	51,701

Total equity	3,521,368	3,440,114

Total liabilities and equity	$5,795,648	$5,748,746

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity
(Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total U.S. Cellular Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	$88,074	$1,356,322	$(69,616)	$2,013,633	$3,388,413	$51,701	$3,440,114
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	—	—	—	88,122	88,122	—	88,122
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	10,919	10,919
Repurchase of Common Shares	—	—	(21,423)	—	(21,423)	—	(21,423)
Incentive and compensation plans	—	605	10,932	(10,789)	748	—	748
Stock-based compensation awards	—	9,012	—	—	9,012	—	9,012
Tax windfall (shortfall) from stock awards	—	(1,810)	—	—	(1,810)	—	(1,810)
Distributions to noncontrolling interests	—	—	—	—	—	(4,314)	(4,314)
Balance, June 30, 2010	$88,074	$1,364,129	$(80,107)	$2,090,966	$3,463,062	$58,306	$3,521,368

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity
(Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total U.S. Cellular Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2008	$88,074	$1,340,146	$(50,258)	$1,822,073	$3,200,035	$48,567	$3,248,602
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	—	—	—	165,827	165,827	—	165,827
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	11,926	11,926
Repurchase of Common Shares	—	—	(19,332)	—	(19,332)	—	(19,332)
Incentive and compensation plans	—	1,444	9,486	(10,754)	176	—	176
Stock-based compensation awards	—	7,974	—	—	7,974	—	7,974
Tax windfall (shortfall) from stock awards	—	(900)	—	—	(900)	—	(900)
Distributions to noncontrolling interests	—	—	—	—	—	(4,060)	(4,060)
Balance, June 30, 2009	$88,074	$1,348,664	$(60,104)	$1,977,146	$3,353,780	$56,433	$3,410,213

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

The consolidated financial statements included herein have been prepared by U.S. Cellular, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, U.S. Cellular believes that the disclosures included herein are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in U.S. Cellular’s Current Report on Form 8-K (Items 8.01 and 9.01) filed with the SEC on August 5, 2010, which should be read in conjunction with U.S. Cellular’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2009.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items and adjustments to prior periods as described in Note 2 - Revision of Prior Period Amounts) necessary to present fairly the financial position as of June 30, 2010 and December 31, 2009, the results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows and changes in equity for the six months ended June 30, 2010 and 2009.  The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and six months ended June 30, 2010 and 2009 equaled net income. The results of operations for the three and six months ended and cash flows and changes in equity for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

2.   Revision of Prior Period Amounts

In preparing its financial statements for the three months ended March 31, 2010, U.S. Cellular discovered certain errors related to accounting for operating revenues and sales tax liabilities. The quantification of these errors was subsequently refined during the second quarter of 2010. These errors resulted in the overstatement of operating revenues and understatement of sales tax liabilities for the years ended December 31, 2009, 2008, 2007, and the three months ended March 31, 2010. In addition to recording these adjustments, U.S. Cellular recorded other adjustments to prior-year amounts to correct other immaterial items.  In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99 and SAB 108”), U.S. Cellular evaluated these errors and determined that they were immaterial to each of the reporting periods affected and, therefore, amendment of previously filed reports was not required. However, if the adjustments to correct the cumulative errors had been recorded in the first or second quarter of 2010, U.S. Cellular believes the impact would have been significant to those respective periods and would impact comparisons to prior periods. As permitted by SAB 108, U.S. Cellular revised in the current filing its comparative consolidated financial statements for these immaterial amounts. In addition, on August 5, 2010, U.S. Cellular filed a Current Report on Form 8-K (Items 8.01 and 9.01) with the SEC to revise financial statements and other financial information previously included in its Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the period ended March 31, 2010.

The Consolidated Balance Sheet at December 31, 2009 was revised to reflect the cumulative effect of these errors which resulted in a decrease to Retained earnings of $15.9 million.  Also, in accordance with SAB 108, the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows have been revised as follows:

Consolidated Balance Sheet — December 31, 2009

	As previously reported (1)
(Dollars in thousands)		Adjustment	Revised

Accounts receivable - Due from customers	$336,296	$3,529	$339,825
Total current assets	1,005,588	3,529	1,009,117
Total assets	5,745,217	3,529	5,748,746
Customer deposits and deferred revenues	143,760	(3,512)	140,248
Accrued taxes	34,583	22,924	57,507
Total current liabilities	644,565	19,412	663,977
Retained earnings	2,029,516	(15,883)	2,013,633
Total U.S. Cellular shareholders' equity	3,404,296	(15,883)	3,388,413
Total equity	3,455,997	(15,883)	3,440,114
Total liabilities and equity	5,745,217	3,529	5,748,746

Consolidated Statement of Operations — Three Months Ended June 30, 2009

	As previously reported (2)
(Dollars in thousands)		Adjustment	Revised

Service revenues	$974,755	$(407)	$974,348
Total operating revenues	1,042,550	(407)	1,042,143
System operations expenses (excluding Depreciation, amortization and accretion)	194,806	(97)	194,709
Selling, general and administrative expenses	410,070	1,083	411,153
Depreciation, amortization and accretion	138,614	163	138,777
Loss on asset disposals, net	2,086	525	2,611
Total operating expenses	901,631	1,674	903,305
Operating income	140,919	(2,081)	138,838
Interest expense	(19,387)	(469)	(19,856)
Total investment and other income (expense)	6,156	(469)	5,687
Income before income taxes	147,075	(2,550)	144,525
Income tax expense	57,748	(960)	56,788
Net income	89,327	(1,590)	87,737
Net income attributable to U.S. Cellular shareholders	83,358	(1,590)	81,768
Basic earnings per share attributable to U.S. Cellular shareholders	0.96	(0.02)	0.94
Diluted earnings per share attributable to U.S. Cellular shareholders	0.96	(0.02)	0.94

Consolidated Statement of Operations — Six Months Ended June 30, 2009

	As previously reported (2)
(Dollars in thousands)		Adjustment	Revised

Service revenues	$1,956,629	$1,173	$1,957,802
Total operating revenues	2,095,314	1,173	2,096,487

System operations expenses (excluding Depreciation, amortization and accretion)	394,809	(112)	394,697
Selling, general and administrative expenses	822,518	(2,902)	819,616
Depreciation, amortization and accretion	276,265	390	276,655
Loss on asset disposals, net	4,277	2,279	6,556
Total operating expenses	1,839,625	(345)	1,839,280
Operating income	255,689	1,518	257,207
Interest expense	(38,409)	(874)	(39,283)
Total investment and other income (expense)	13,218	(874)	12,344
Income before income taxes	268,907	644	269,551
Income tax expense	88,980	2,767	91,747
Net income	179,927	(2,123)	177,804
Net income attributable to U.S. Cellular shareholders	167,950	(2,123)	165,827
Basic earnings per share attributable to U.S. Cellular shareholders	1.93	(0.03)	1.90
Diluted earnings per share attributable to U.S. Cellular shareholders	1.92	(0.02)	1.90

Consolidated Statement of Cash Flows — Six Months Ended June 30, 2009

	As previously reported (2)
(Dollars in thousands)		Adjustment	Revised

Net income	$179,927	$(2,123)	$177,804
Depreciation, amortization and accretion	276,265	390	276,655
Deferred income taxes, net	19,604	(520)	19,084
Loss on asset disposals, net	4,277	2,279	6,556
Change in accounts receivable	(63,510)	(5,413)	(68,923)
Change in customer deposits and deferred revenues	(5,372)	(327)	(5,699)
Change in accrued taxes	64,851	6,190	71,041
Change in other assets and liabilities	(66,824)	(476)	(67,300)
Cash flows from operating activities	373,123	—	373,123

(1)     In Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010.

(2)     In Quarterly Report on Form 10-Q for the period ended June 30, 2009 filed on August 6, 2009.

3.   Summary of Significant Accounting Policies

Amounts Collected from Customers and Remitted to Governmental Authorities

If a tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the governmental authority imposing such tax, the amounts collected from customers and remitted to governmental authorities are recorded net in Accrued taxes in the Consolidated Balance Sheet.  If a tax is assessed upon U.S. Cellular but billed to customers to recover it, the amounts billed to customers are recorded in Service revenues and the amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.  The amounts recorded in Service revenues that were billed to customers and remitted to governmental authorities totaled $37.4 million and $71.3 million for the three months ended and six months ended June 30, 2010, respectively, and $25.9 million and $49.9 million for the three months ended and six months ended June 30, 2009, respectively. These revenues increased primarily due to an increase in the Universal Service Fund contribution rates established by the FCC.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements—a consensus of FASB Emerging Issues Task Force ("ASU 2009-13").  ASU 2009-13 provides for less restrictive separation criteria that must be met for a deliverable to be considered a separate unit of accounting. Additionally, under this Standard, there is a hierarchy for determining the selling price of a unit of accounting and consideration must be allocated using a relative-selling price method.  ASU 2009-13 will be effective for U.S. Cellular on January 1, 2011; however, early adoption is permitted.  U.S. Cellular is currently reviewing the requirements of ASU 2009-13 and has not yet determined the impact on its financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, Certain Revenue Arrangements that include Software Elements—a consensus of the FASB Emerging Issues Task Force ("ASU 2009-14").  ASU 2009-14 amends accounting and reporting guidance for revenue arrangements involving both tangible products and software that is "more than incidental to the tangible product as a whole.”  ASU 2009-14 will be effective for U.S. Cellular on January 1, 2011; however, early adoption is permitted.  U.S. Cellular does not anticipate that this pronouncement will have a significant impact on its financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 requires new disclosures regarding transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements.  It also clarifies existing disclosure requirements regarding the level of disaggregation in certain disclosures, inputs, and valuation techniques used in FASB ASC 820, Fair Value Measurements and Disclosures.  U.S. Cellular adopted all of the requirements of this update on January 1, 2010, its effective date, except for the new requirement regarding activity in Level 3 fair value measurements which has a later effective date under the provisions of ASU 2010-06, and will become effective on January 1, 2011.  Adoption of this pronouncement has not had, and is not expected to have, a significant impact on U.S. Cellular’s fair value disclosures.

4.   Fair Value Measurements

As of June 30, 2010 and December 31, 2009, U.S. Cellular did not have any financial assets or liabilities that were required, under GAAP, to be recorded at fair value on a recurring basis in its Consolidated Balance Sheet. However, U.S. Cellular has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes. The fair value of financial instruments was as follows:

	June 30, 2010		December 31, 2009

(Dollars in thousands)	Book Value	Fair Value	Book Value	Fair Value

Cash and cash equivalents	$232,853	$232,853	$294,411	$294,411
Short-term investments (1)(2)
Certificates of deposit	104	104	330	330
U.S. treasuries	110,451	110,451	—	—
Commercial paper (3)	25,243	25,243	—	—
Long-term investments (1)(4)
U.S. treasuries	10,071	10,069	—	—
Commercial paper (3)	30,916	30,924	—	—
Long-term debt (5)	863,430	828,684	863,202	853,937

(1)  Designated as held-to-maturity investments and are recorded at amortized cost on the Consolidated Balance Sheet.

(2)  Maturities are less than twelve months from the respective balance sheet dates.

(3)  Guaranteed under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.

(4)  Maturities range between 13 and 30 months from the balance sheet date.

(5)  Excludes capital lease obligations and current portion of Long-term debt.

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. The fair values of Long-term investments were estimated using quoted market prices for the individual issuances. The fair value of Long-term debt, excluding capital lease obligations and current portion of Long-term debt, was estimated using market prices for the 7.5% senior notes and discounted cash flow analyses for the remaining debt.

As of June 30, 2010, U.S. Cellular did not have any nonfinancial assets or liabilities that required the application of fair value accounting for purposes of reporting such amounts in its Consolidated Balance Sheet.

5.   Income Taxes

U.S. Cellular is included in a consolidated federal income tax return and in certain state income tax returns with other members of the TDS consolidated group.  For financial statement purposes, U.S. Cellular and its subsidiaries compute their income tax expense as if they comprised a separate affiliated group and were not included in the TDS consolidated group.

U.S. Cellular’s overall effective tax rate on Income before income taxes for the three and six months ended June 30, 2010 was 38.0% and 38.4%, respectively, and for the three and six months ended June 30, 2009 was 39.3% and 34.0%, respectively.  The effective tax rate for the six months ended June 30, 2009 was lower than the rate for the six months ended June 30, 2010 primarily due to a 2009 state tax benefit resulting from a state tax law change in the first quarter of 2009.  This benefit, along with other minor discrete benefits, decreased income tax expense for the six months ended June 30, 2009 by $9.9 million; absent these benefits, the effective tax rate for such period would have been higher by 3.7 percentage points.

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

The amounts used in computing Earnings per Common and Series A Common Share and the effects of potentially dilutive securities on the weighted average number of Common and Series A Common Shares are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars and shares in thousands, except per share amounts)	2010	2009	2010	2009

Net income attributable to U.S. Cellular shareholders	$40,753	$81,768	$88,122	$165,827

Weighted average number of shares used in basic earnings per share	86,425	86,992	86,500	87,093
Effect of dilutive securities:
Stock options (1)	86	21	69	32
Restricted stock units (2)	276	164	304	183
Weighted average number of shares used in diluted earnings per share	86,787	87,177	86,873	87,308

Basic earnings per share attributable to U.S. Cellular shareholders	$0.47	$0.94	$1.02	$1.90

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.47	$0.94	$1.01	$1.90

(1)   Stock options exercisable into 2,030 and 1,727 Common Shares in the three and six months ended June 30, 2010, respectively, and 2,271 and 1,848 Common Shares in the three and six months ended June 30, 2009, respectively were not included in computing Diluted Earnings per Share because their effects were antidilutive.

(2)   Restricted stock issuable upon vesting into 154 and 131 Common Shares in the three and six months ended June 30, 2010, respectively, and 151 and 126 Common Shares in the three and six months ended June 30, 2009, respectively, were not included in computing Diluted Earnings per Share because their effects were antidilutive.

7.   Licenses and Goodwill

Changes in U.S. Cellular’s licenses and goodwill for the six months ended June 30, 2010 and 2009 are presented below.

Licenses
	June 30, 2010	June 30, 2009
(Dollars in thousands)

Balance, beginning of period	$1,435,000	$1,433,415
Acquisitions	10,501	12,250
Other	—	(164)
Balance, end of period	$1,445,501	$1,445,501

Goodwill
	June 30, 2010	June 30, 2009
(Dollars in thousands)

Balance, beginning of period	$494,737	$494,279
Accumulated impairment losses	—	—
	494,737	494,279
Acquisitions	—	—
Other	—	458
Balance, end of period	$494,737	$494,737

8.   Investment in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $25.8 million and $24.8 million in the three months ended June 30, 2010 and 2009, respectively, and $50.4 million and $50.1 million in the six months ended June 30, 2010 and 2009, respectively; of those amounts, U.S. Cellular’s investment in the Los Angeles SMSA Partnership (“LA Partnership”) contributed $16.6 and $17.1 million in the three months ended June 30, 2010 and 2009, respectively, and $33.5 and $34.0 million in the six months ended June 30, 2010 and 2009, respectively.  U.S. Cellular held a 5.5% ownership interest in the LA Partnership during these periods.

The following table summarizes the combined results of operations of U.S. Cellular’s equity method investments:

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2010	2009	2010	2009

Revenues	$1,206,000	$1,197,000	$2,420,000	$2,369,000
Operating expenses	846,000	834,000	1,705,000	1,648,000
Operating income	360,000	363,000	715,000	721,000
Other income (expense)	13,000	12,000	20,000	21,000
Net income	$373,000	$375,000	$735,000	$742,000

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

10.   Variable Interest Entities (VIEs)

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services.  Indirectly through its interests in Aquinas Wireless L.P. (“Aquinas Wireless”), King Street Wireless L.P. (“King Street Wireless”), Barat Wireless L.P. (“Barat Wireless”) and Carroll Wireless L.P. (“Carroll Wireless”), collectively, the “limited partnerships,”  U.S. Cellular participated in and was awarded spectrum licenses in each of four separate spectrum auctions (FCC Auctions 78, 73, 66, and 58).  Each limited partnership qualified as a “designated entity” and thereby was eligible for bidding credits with respect to licenses purchased in accordance with the rules defined by the FCC for each auction. In most cases, the bidding credits resulted in a 25% discount from the gross winning bid.

Consolidated VIEs

As of June 30, 2010, U.S. Cellular consolidates the following VIEs under GAAP:

•         Aquinas Wireless;

•         King Street Wireless and King Street Wireless, Inc., the general partner of King Street Wireless;

•         Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless; and

•         Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless.

U.S. Cellular holds a variable interest in the entities listed above.  It has made capital contributions and/or advances to these entities.  The power to direct the activities of the VIEs that most significantly impact their economic performance is shared.  Specifically, the general partner of each of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships; however, the general partner of each partnership needs consent of the limited partner, a U.S. Cellular subsidiary, to sell or lease certain licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships.  Although the power to direct the activities of the VIEs is shared, U.S. Cellular has a disproportionate level of exposure to the variability associated with the economic performance of the VIEs, indicating that U.S. Cellular is the primary beneficiary of the VIEs in accordance with GAAP.  Accordingly, these VIEs are consolidated.

Following is a summary of the capital contributions and advances made to each entity by U.S. Cellular as of June 30, 2010.  The amounts shown in the table below exclude funds provided to these entities solely from the shareholder of the general partner.

(Dollars in thousands)

Aquinas Wireless	$2,132
King Street Wireless & King Street Wireless, Inc.	300,904
Barat Wireless & Barat Wireless, Inc.	127,685
Carroll Wireless & Carroll PCS, Inc.	131,294
$562,015

The following table presents the classification of the consolidated VIEs’ assets and liabilities in U.S. Cellular’s Consolidated Balance Sheet.

	June 30, 2010	December 31, 2009
(Dollars in thousands)

Assets
Cash	$641	$679
Other current assets	94	393
Licenses	487,962	487,962
Other assets	1,548	440
Total assets	$490,245	$489,474

Liabilities
Customer deposits and deferred revenues	$4	$70
Total liabilities	$4	$70

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

Common Share repurchases made under this authorization and prior authorizations were as follows:

	Six Months Ended June 30,
(Dollars and shares in thousands, except cost per share)	2010	2009

Number of shares	523	507
Average cost per share	$40.97	$38.13
Total cost	$21,423	$19,332

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

The settlement value of U.S. Cellular’s mandatorily redeemable noncontrolling interests in finite-lived subsidiaries is estimated to be $167.9 million at June 30, 2010.  This amount represents the estimate of cash that would be due and payable to settle these noncontrolling interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on June 30, 2010, net of estimated liquidation costs.  This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet.  U.S. Cellular currently has no plans or intentions relating to the liquidation of any of the related partnerships or LLCs prior to their scheduled termination dates.  The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at June 30, 2010 was $53.9 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is primarily due to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs.  Neither the noncontrolling interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature.  Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

13. Supplemental Cash Flow Disclosures

Following are supplemental cash flow disclosures regarding transactions related to stock-based compensation awards:

	Six Months Ended June 30,

(Dollars and shares in thousands)	2010	2009

Common Shares withheld (1)	86	34

Aggregate value of Common Shares withheld	$3,620	$1,213

Cash receipts upon exercise of stock options	$1,876	$808
Cash disbursements for payment of taxes (2)	(1,732)	(1,213)
Net cash receipts from exercise of stock options and vesting of other stock awards	$144	$(405)

      (1)   Such shares were withheld to cover the exercise price of stock options, if applicable, and required tax withholdings.

(2)   In certain situations, U.S. Cellular withholds shares that are issuable upon the exercise of stock options or the vesting of restricted shares to cover, and with a value equivalent to, the amount of taxes required to be withheld from the stock award holder at the time of the exercise or vesting.  U.S. Cellular then pays the amount of the required tax withholdings to the taxing authorities in cash.

Item 2. Management's Discussion and Analysis of Financial Condition

and Results of Operations

United States Cellular Corporation ("U.S. Cellular") owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 82%-owned subsidiary of Telephone and Data Systems, Inc. ("TDS") as of June 30, 2010.

The following discussion and analysis should be read in conjunction with U.S. Cellular's interim consolidated financial statements and notes included in Item 1 above, and with the description of U.S. Cellular's business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular's Current Report on Form 8-K (Items 8.01 and 9.01) filed with the SEC on August 5, 2010, which should be read in conjunction with the U.S. Cellular Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2009.

OVERVIEW

The following is a summary of certain selected information contained in the comprehensive Management's Discussion and Analysis of Financial Condition and Results of Operations that follows. The overview does not contain all of the information that may be important. You should carefully read the entire Management's Discussion and Analysis of Financial Condition and Results of Operations and not rely solely on the overview.

U.S. Cellular provides wireless telecommunications services to approximately 6.1 million customers in five geographic market areas in 26 states. As of June 30, 2010, U.S. Cellular's average penetration rate in its consolidated operating markets, calculated by dividing U.S. Cellular's total customers by the total population of 46.5 million in such markets, was 13.2%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network. U.S. Cellular's business development strategy is to acquire and operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular believes that operating in contiguous market areas will continue to provide it with certain economies in its capital and operating costs.

Financial and operating highlights in the six months ended June 30, 2010 included the following:

•     Total customers were 6,144,000 at June 30, 2010, including 5,775,000 retail customers.

•     Retail customer net additions were 31,000 in 2010 compared to 4,000 in 2009.  In the postpaid category, there was a net loss of 31,000 in 2010 compared to net additions of 28,000 in 2009.  Prepaid net additions increased to 62,000 in 2010 compared to a net loss of 24,000 in 2009.

•     Postpaid customers comprised approximately 94% of U.S. Cellular's retail customers as of June 30, 2010. The postpaid churn rate improved to 1.4% in 2010 compared to 1.6% in 2009.

•     Service revenues of $1,937.6 million decreased $20.2 million (1%) year-over-year, primarily due to decreases in retail service revenues ($17.6 million) and inbound roaming revenues ($9.4 million). Retail service revenues decreased due to a decline in voice revenues which was partially offset by continued growth in data revenues. Data revenues grew 31% year-over-year to $416.6 million.

•     Cash flows from operating activities were $403.7 million. At June 30, 2010, Cash and cash equivalents totaled $232.9 million and there were no outstanding borrowings under the revolving credit facility.

•     Additions to property, plant and equipment totaled $255.0 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, expand mobile broadband services based on third generation Evolution Data Optimized technology ("3G") to additional markets, outfit new and remodel existing retail stores, develop new billing and other customer management related systems and platforms, and enhance existing office systems. Total cell sites in service increased 5% year-over-year to 7,416.

•     U.S. Cellular's innovative Battery Swap program and Overage Protection service remained popular with its customers in 2010.  By June 30, 2010, U.S. Cellular had completed 2.1 million battery swaps since the program launched in May 2009. Also, U.S. Cellular had nearly 2.2 million customers sign up for Overage Protection since it launched in November 2009.

•     U.S. Cellular continued its efforts on a number of marketing initiatives and other multi-year initiatives including the development of a Billing and Operational Support System ("BSS/OSS") with a new point-of-sale system to consolidate billing on one platform; an Electronic Data Warehouse/Customer Relationship Management System to collect and analyze information more efficiently to build and improve customer relationships; and a new Internet/Web platform to enable customers to complete a wide range of transactions and to manage their accounts online.

•      Operating income decreased $116.1 million, or 45%, to $141.1 million in 2010 from $257.2 million in 2009. Factors in the decrease were lower service revenues as discussed above, together with higher costs of serving and retaining customers in an increasingly competitive industry and costs of investments in multi-year initiatives.

•      Net income attributable to U.S. Cellular shareholders decreased $77.7 million, or 47%, to $88.1 million in 2010 compared to $165.8 million in 2009, primarily due to lower operating income. Basic earnings per share was $1.02 in 2010, which was $0.88 lower than in 2009, and Diluted earnings per share was $1.01, which was $0.89 lower than in 2009.

In addition, Mary N. Dillon was appointed as President and CEO and a director of U.S. Cellular on June 1, 2010, as a result of the retirement of John E. Rooney.

U.S. Cellular anticipates that its future results will be affected by the following factors:

-      Continued uncertainty related to current economic conditions and their impact on customer purchasing and payment behaviors;

-      Increased competition in the wireless industry, including potential reductions in pricing for products and services overall and impacts associated with the expanding presence of carriers offering low-priced, unlimited prepaid service;

-      Potential increases in prepaid customers as a percentage of U.S. Cellular’s customer base in response to changes in customer preferences and industry dynamics;

-      Increasing penetration in the wireless industry, requiring U.S. Cellular to grow revenues primarily from selling additional products and services to its existing customers, increasing the number of multi-device users among its existing customers, increasing data products and services and attracting wireless customers switching from other wireless carriers rather than by adding customers that are new to wireless service;

-      Continued growth in revenues from data products and services and lower growth or declines in revenues from voice services;

-      The effects of recent industry consolidation, such as Verizon’s acquisition of Alltel, and possible further industry consolidation, on roaming revenues, service pricing and equipment pricing;

-      Costs of developing and enhancing office and customer support systems, including costs and risks associated with the completion and potential benefits of the multi-year initiatives described above;

-      Continued enhancements to U.S. Cellular’s wireless networks;

-      Uncertainty related to the National Broadband Plan and other rulemaking by the Federal Communications Commission (“FCC”), including uncertainty relating to future eligible telecommunication carrier (“ETC”) funding from the universal service fund (“USF”); and

-      Possible operational and other changes that may occur as a result of the appointment of a new President and CEO.

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

National Broadband Plan and Related Matters

In 2009, Congress directed the FCC to develop a National Broadband Plan to ensure every American has “access to broadband capability.”  In March 2010, the FCC released the plan which describes the FCC’s goals in enhancing broadband availability and the methods for achieving those goals over the next decade.

The FCC notes that about one-half of the plan will be addressed by the FCC, while the remainder will be addressed by Congress, the Executive Branch and state and local governments working closely with private and non-profit sectors.  U.S. Cellular cannot predict the outcome of these deliberations or what effect any final rules, regulations or laws may have on its ability to compete in the provision of wireless broadband services to its customer base. Changes in regulation or the amount or distribution of funds to U.S. Cellular and other telecommunications service providers could impact competition in certain of U.S. Cellular’s service areas, and could have a material adverse affect on U.S. Cellular’s business, financial condition or results of operations.

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

2010 Estimates

U.S. Cellular’s estimates of full-year 2010 results are shown below. Such estimates represent U.S. Cellular’s views as of the date of filing of U.S. Cellular’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarterly period ended June 30, 2010. Such forward‑looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

2010 Estimated Results
	Current	Previous (1)
Service revenues	$3,925-$4,000 million	$3,975-$4,075 million
Adjusted OIBDA (2)	$800-$850 million	$850-$950 million
Operating income (3)	$200-$250 million	$250-$350 million
Depreciation, amortization and accretion expenses, and losses on disposals and impairment of assets (3)	Approx. $600 million	Approx. $600 million
Capital expenditures	Approx. $600 million	Approx. $600 million

(1)   Guidance as disclosed in U.S. Cellular’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.

(2)   Adjusted OIBDA is defined as operating income excluding the effects of: depreciation, amortization and accretion (OIBDA); the net gain or loss on asset disposals (if any); and the loss on impairment of assets (if any). This measure also may be commonly referred to by management as operating cash flow. This measure should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows.

(3)   The 2010 Estimated Results include estimates for Depreciation, amortization and accretion expenses and losses on disposals of assets, but do not include an estimate for losses on impairment of assets since these cannot be predicted.

U.S. Cellular management currently believes that the foregoing estimates represent a reasonable view of what is achievable considering actions that U.S. Cellular has taken and will be taking. However, the current general economic conditions have created a challenging business environment that could continue to significantly impact actual results. U.S. Cellular expects to continue its focus on customer satisfaction by delivering a high quality network, attractively priced service plans, a broad line of handsets and other products, and outstanding customer service in its company-owned and agent retail stores and customer care centers. U.S. Cellular believes that future growth in its revenues will result primarily from selling additional products and services, including data products and services, to its existing customers, increasing the number of multi‑device users among its existing customers and attracting wireless users switching from other wireless carriers, rather than by adding users that are new to wireless service. U.S. Cellular is focusing on opportunities to increase revenues, pursuing cost reduction initiatives in various areas and implementing a number of initiatives to enable future growth. The initiatives are intended, among other things, to allow U.S. Cellular to accelerate its introduction of new products and services, better segment its customers for new services and retention, sell additional services such as data, expand its Internet sales and customer service capabilities, improve its prepaid products and services and reduce operational expenses over the long term.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of June 30, (1)	2010	2009
Total market population of consolidated operating markets (2)	46,546,000	46,306,000
Customers (3)	6,144,000	6,155,000
Market penetration (2)	13.2%	13.3%
Total full-time equivalent employees	8,882	8,673
Cell sites in service	7,416	7,043

For the Six Months Ended June 30, (4)	2010	2009
Net retail customer additions (5)	31,000	4,000
Net customer additions (5)	3,000	(41,000)
Average monthly service revenue per customer (6)	$52.57	$52.54
Postpaid churn rate (7)	1.4%	1.6%

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

The total market population and penetration measures for consolidated operating markets apply to markets in which U.S. Cellular provides wireless service to customers. For comparison purposes, total market population and penetration related to all consolidated markets in which U.S. Cellular owns an interest were 90,468,000 and 6.8%, and 83,726,000 and 7.4%, as of June 30, 2010 and 2009, respectively.

(3)   U.S. Cellular’s customer base consists of the following types of customers:

	June 30,
	2010	2009
Customers on postpaid service plans in which the end user is a customer of U.S. Cellular (“postpaid customers”)	5,451,000	5,448,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	324,000	263,000
Total retail customers	5,775,000	5,711,000

End user customers acquired through U.S. Cellular’s agreements with third parties (“reseller customers”)	369,000	444,000
Total customers	6,144,000	6,155,000

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

(6)   Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per customer basis.  Average monthly service revenue per customer is calculated as follows:

	Six Months Ended June 30,

	2010	2009
Service revenues per Consolidated Statement of Operations (000s)	$1,937,584	$1,957,802
Divided by average customers during period (000s)*	6,143	6,210
Divided by number of months in each period	6	6
Average monthly service revenue per customer	$52.57	$52.54

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

(7)   Postpaid churn rate represents the percentage of the postpaid customer base that disconnects service each month.

Components of Operating Income

Six Months Ended June 30,	2010	2009	Increase/ (Decrease)	Percentage Change
(Dollars in thousands)
Retail service	$1,728,875	$1,746,480	$(17,605)	(1)%
Inbound roaming	112,844	122,280	(9,436)	(8)%
Other	95,865	89,042	6,823	8%
Service revenues	1,937,584	1,957,802	(20,218)	(1)%
Equipment sales	116,166	138,685	(22,519)	(16)%
Total operating revenues	2,053,750	2,096,487	(42,737)	(2)%

System operations (excluding Depreciation, amortization and accretion reported below)	420,656	394,697	25,959	7%
Cost of equipment sold	323,070	341,756	(18,686)	(5)%
Selling, general and administrative	874,782	819,616	55,166	7%
Depreciation, amortization and accretion	287,688	276,655	11,033	4%
Loss on asset disposals, net	6,426	6,556	(130)	(2)%
Total operating expenses	1,912,622	1,839,280	73,342	4%
Operating income	$141,128	$257,207	$(116,079)	(45)%

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

Retail service revenues

The decrease in Retail service revenues in 2010 was primarily due to a significant reduction in revenues from voice services.

•     The average number of customers decreased to 6,143,000 in 2010 from 6,210,000 in 2009.

•     Average monthly retail service revenue per customer increased slightly less than 1% to $46.91 in 2010 from $46.87 in 2009. The net increase resulted from growth in revenues from data products and services and revenues related to regulatory cost recovery, which together offset a decline in revenues from voice services.  The average monthly retail service revenue per customer also reflects the impact of a reduction in the number of lower revenue reseller customers.

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

Revenues from data products and services totaled $416.6 million in 2010 and $318.9 million in 2009, and represented 21% of service revenues in 2010 compared to 16% of service revenues in 2009. Such growth, which positively impacted average monthly retail service revenue per customer, reflected customers’ continued and increasing usage of U.S. Cellular’s text, picture, and video messaging services, easyedgeSM service and applications, premium mobile Internet services, smartphone handsets and services, and modems.  In March 2010, U.S. Cellular launched new data offerings for its prepaid customers, which included picture and video messaging, ringtones, email services, and easyedgeSM service and applications. U.S. Cellular expects that the growth in revenues from data products and services will continue as customers increasingly purchase premium and smartphone devices along with data plans and applications and utilize U.S. Cellular’s 3G network. U.S. Cellular’s 3G network covered approximately 98% of its customers as of June 30, 2010.

Revenues related to regulatory cost recovery increased due to an increase in the USF contribution rates established by the FCC (most of the USF contribution revenues for amounts passed through to customers are offset by expenses as discussed below).

Inbound roaming revenues

The decrease in Inbound roaming revenues in 2010 was primarily due to a decline in roaming revenues from the combined entity of Verizon Wireless (“Verizon”) and Alltel Corporation (“Alltel”). In January 2009, Verizon acquired Alltel. As a result of this transaction, the network footprints of Verizon and Alltel were combined. This has resulted in a decrease in inbound roaming revenues for U.S. Cellular, since the combined Verizon and Alltel entity has reduced its usage of U.S. Cellular’s network in certain coverage areas that were used by Verizon and Alltel as separate entities. U.S. Cellular anticipates that inbound roaming revenues for the full year 2010 will be flat to slightly higher than the prior year due to the positive impact of increasing minutes of use and increasing data usage from U.S. Cellular’s roaming partners, partially offset by the negative impact of decreasing rates per minute or kilobyte of use.

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

The decrease in 2010 equipment sales revenues was driven by declines of 15% in average revenue per handset sold and 5% in total handsets sold. Average revenue per handset sold declined due to aggressive promotional pricing across all categories of handsets.

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

Key components of the overall increase in system operations expenses were as follows:

•     Maintenance, utility and cell site expenses increased $14.1 million, or 9%, driven primarily by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,416 at June 30, 2010 and 7,043 at June 30, 2009, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets.

•     Customer usage expenses increased $10.5 million, or 8%, primarily due to an increase in data usage.

•     Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $1.4 million, or 2%, primarily due to higher data usage.

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

Cost of equipment sold

Cost of equipment sold decreased in 2010 primarily due to a 5% decline in total handsets sold as well as a slight reduction in the average cost per handset sold.

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

Key components of the net increase in Selling, general and administrative expenses in 2010 were as follows:

•     Selling and marketing expenses increased by $7.8 million, or 2%, primarily due to higher sales related expenses, partially offset by lower advertising expense and lower commissions expense reflecting fewer eligible customer additions.

•     General and administrative expenses increased $47.4 million, or 11%, due to higher USF contributions (most of the USF contribution expenses are offset by revenues for amounts passed through to customers as discussed above); higher costs related to marketing initiatives and investments in multi-year initiatives for business support systems as described in the Overview section; and higher employee related expenses.

U.S. Cellular expects Selling, general and administrative expenses to increase on a year-over-year basis in the foreseeable future driven primarily by increases in expenses associated with acquiring, serving and retaining customers, as well as costs related to its multi-year initiatives discussed previously.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased primarily due to an increase in the gross property, plant and equipment balances from 2009 to 2010.

See “Financial Resources” and “Liquidity and Capital Resources” for a discussion of U.S. Cellular’s capital expenditures.

Components of Other Income (Expense)

			Increase/ (Decrease)	Percentage Change
Six Months Ended June 30,	2010	2009
(Dollars in thousands, except per share amounts)
Operating income	$141,128	$257,207	$(116,079)	(45)%

Equity in earnings of unconsolidated entities	50,447	50,121	326	1%
Interest and dividend income	1,883	1,228	655	53%
Interest expense	(32,962)	(39,283)	6,321	16%
Other, net	407	278	129	46%
Total investment and other income (expense)	19,775	12,344	7,431	60%

Income before income taxes	160,903	269,551	(108,648)	(40)%
Income tax expense	(61,843)	(91,747)	29,904	33%

Net income	99,060	177,804	(78,744)	(44)%
Less: Net income attributable to noncontrolling interests, net of tax	(10,938)	(11,977)	1,039	9%
Net income attributable to U.S. Cellular shareholders	$88,122	$165,827	$(77,705)	(47)%

Basic earnings per share attributable to U.S. Cellular shareholders	$1.02	$1.90	$(0.88)	(46)%
Diluted earnings per share attributable to U.S. Cellular shareholders	$1.01	$1.90	$(0.89)	(47)%

       Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents U.S. Cellular’s share of net income from the entities in which it has an interest and follows the equity method of accounting. U.S. Cellular follows the equity method of accounting for unconsolidated entities over which it has the ability to exercise significant influence, generally entities in which its ownership interest is less than or equal to 50% but equals or exceeds 20% for corporations and 3% for partnerships and limited liability companies.

U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $33.5 million and $34.0 million to Equity in earnings of unconsolidated entities in 2010 and 2009, respectively.

Interest expense

Interest expense decreased year-over-year due to the redemption of U.S. Cellular’s $130.0 million, 8.75% senior notes in December 2009.

Income tax expense

See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of income tax expense and the overall effective tax rate on Income before income taxes.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Components of Operating Income

Three Months Ended June 30,	2010	2009	Increase/ (Decrease)	Percentage Change
(Dollars in thousands)
Retail service	$863,836	$870,802	$(6,966)	(1)%
Inbound roaming	60,902	62,223	(1,321)	(2)%
Other	47,838	41,323	6,515	16%
Service revenues	972,576	974,348	(1,772)	—
Equipment sales	57,317	67,795	(10,478)	(15)%
Total operating revenues	1,029,893	1,042,143	(12,250)	(1)%

System operations (excluding Depreciation, amortization and accretion reported below)	213,542	194,709	18,833	10%
Cost of equipment sold	161,965	156,055	5,910	4%
Selling, general and administrative	445,177	411,153	34,024	8%
Depreciation, amortization and accretion	144,455	138,777	5,678	4%
Loss on asset disposals, net	1,250	2,611	(1,361)	(52)%
Total operating expenses	966,389	903,305	63,084	7%
Operating income	$63,504	$138,838	$(75,334)	(54)%

Operating Revenues

Retail service revenues

The decrease in retail service revenues in 2010 was primarily due to a significant reduction in revenues from voice services.

•     The average number of customers decreased to 6,151,000 in 2010 from 6,199,000 in 2009.

•     Average monthly retail service revenue per customer was essentially flat at $46.81 in 2010 compared to $46.82 in 2009, as an increase in revenues from data products and services offset a decline in revenues from voice services.  The average monthly retail service revenue per customer also reflects the impact of a reduction in the number of lower revenue reseller customers.

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

Revenues from data products and services totaled $215.3 million in 2010 and $162.0 million in 2009, and represented 22% of total service revenues in 2010 compared to 17% of total service revenues in 2009. Such growth, which positively impacted average monthly retail service revenue per customer, reflected customers’ continued and increasing usage of U.S. Cellular’s text, picture, and video messaging services, easyedgeSM service and applications, premium mobile Internet services, smartphone handsets and services, and modems.

Revenues related to regulatory cost recovery increased due to an increase in the USF contribution rates established by the FCC.

Inbound roaming revenues

The decrease in Inbound roaming revenues in 2010 was primarily due to a decline in roaming revenues from the combined entity of Verizon and Alltel.

Equipment sales revenues

The decrease in 2010 Equipment sales revenues was driven by a decline in average revenue per handset sold of 22% due to aggressive promotional pricing across all categories of handsets. The impact of lower overall pricing was offset somewhat by a shift in mix of handsets purchased by customers to handsets with expanded capabilities, such as smartphones and premium handsets, together with a 4% increase in the total number of handsets sold.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the overall increase in system operations expenses were as follows:

•     Maintenance, utility and cell site expenses increased $8.9 million, or 11%, driven primarily by an increase in the number of cell sites within U.S. Cellular’s network;

•     Customer usage expenses on U.S. Cellular’s systems increased $10.0 million, or 15%, primarily due to an increase in data usage.

Cost of equipment sold

The increase in Cost of equipment sold was due to an increase in total handsets sold of 4%, together with a shift in the mix of handsets purchased by customers to handsets with expanded capabilities, such as smartphones and premium handsets, which resulted in an increase in average cost per handset sold of 2%.

Selling, general and administrative expenses

Key components of the net increase in Selling, general and administrative expenses were as follows:

•     Selling and marketing expenses increased by $13.9 million, or 7%, primarily due to higher sales related expenses, and higher commissions resulting from a greater number of eligible customer additions and renewals.

•     General and administrative expenses increased $20.1 million, or 9%, due to higher USF contributions (most of the USF contribution expenses are offset by revenues for amounts passed through to customers as discussed above); higher costs related to marketing initiatives and investments in multi-year initiatives for business support systems as described in the Overview section; and higher employee related expenses.

Components of Other Income (Expense)

			Increase/ (Decrease)	Percentage Change
Three Months Ended June 30,	2010	2009
(Dollars in thousands, except per share amounts)
Operating income	$63,504	$138,838	$(75,334)	(54)%

Equity in earnings from unconsolidated entities	25,753	24,794	959	4%
Interest and dividend income	862	751	111	15%
Interest expense	(16,438)	(19,856)	3,418	17%
Other, net	472	(2)	474	>100%
Total investment and other income (expense)	10,649	5,687	4,962	87%

Income before income taxes	74,153	144,525	(70,372)	(49)%
Income tax expense	(28,181)	(56,788)	28,607	50%

Net income	45,972	87,737	(41,765)	(48)%
Less: Net income attributable to noncontrolling interests, net of tax	(5,219)	(5,969)	750	13%
Net income attributable to U.S. Cellular	$40,753	$81,768	$(41,015)	(50)%

Basic earnings per share attributable to U.S. Cellular shareholders	$0.47	$0.94	$(0.47)	(50)%
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.47	$0.94	$(0.47)	(50)%

Equity in earnings from unconsolidated entities

U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership contributed $16.6 million and $17.1 million to Equity in earnings from unconsolidated entities in 2010 and 2009, respectively.

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

FINANCIAL RESOURCES

U.S. Cellular operates a capital‑ and marketing‑intensive business. U.S. Cellular utilizes cash from its operating activities, cash proceeds from divestitures, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and Common Share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize U.S. Cellular’s cash flow activities in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

(Dollars in thousands)	2010	2009
Cash flows from (used in):
Operating activities	$403,706	$373,123
Investing activities	(439,616)	(240,072)
Financing activities	(25,648)	(28,127)
Net increase (decrease) in cash and cash equivalents	$(61,558)	$104,924

Cash Flows from Operating Activities

The following table presents Adjusted OIBDA and is included for purposes of analyzing operating activities. U.S. Cellular believes this measure provides useful information to investors regarding U.S. Cellular’s financial condition and results of operations because it highlights certain key cash and non-cash items and their impacts on cash flows from operating activities:

(Dollars in thousands)	2010	2009
Operating income	$141,128	$257,207
Non-cash items
Depreciation, amortization and accretion	287,688	276,655
Loss on asset disposals, net	6,426	6,556
Adjusted OIBDA (1) (2)	$435,242	$540,418

(1)   Adjusted OIBDA is defined as operating income excluding the effects of: depreciation, amortization and accretion (OIBDA); the net gain or loss on asset disposals (if any); and the loss on impairment of assets (if any). This measure also may be commonly referred to by management as operating cash flow. This measure should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows.

(2)   Adjusted OIBDA excludes the net gain or loss on asset disposals and loss on impairment of assets (if any), in order to show operating results on a more comparable basis from period to period.  U.S. Cellular does not intend to imply that any of such amounts that are excluded are non-recurring, infrequent or unusual and, accordingly, they may be incurred in the future.

Cash flows from operating activities in 2010 were $403.7 million, an increase of $30.6 million from 2009.  Significant changes included the following:

•     Adjusted OIBDA, as shown in the table above, decreased by $105.2 million primarily due to a decrease in operating income.  See discussion in the “Results of Operations” for factors that affected operating income.

•     In 2009, a $34.0 million deposit related to a pending income tax audit was paid to TDS for U.S. Cellular’s proportionate share of a deposit TDS made to the Internal Revenue Service to eliminate any potential interest expense subsequent to the deposit.  The deposit was recorded as a cash outflow in Change in other assets and liabilities in the Consolidated Statement of Cash Flows in 2009.

•     A $33.0 million distribution from the LA Partnership was received in June 2010.  A $33.0 million distribution from the LA Partnership was approved in June 2009, but not received until July 2009, resulting in lower Distributions from unconsolidated entities in 2009.

•     Income tax payments, net of refunds increased by $39.8 million to $55.6 million in 2010 from $15.8 million in 2009.  This increase primarily relates to tax payments made in 2010 related to the 2009 tax year and the discontinuance of the bonus depreciation deduction in 2010.

•     Changes in accounts receivable required $23.0 million and $68.9 million in 2010 and 2009, respectively, causing a year-over-year increase in cash flows of $45.9 million.  Changes in inventory provided $32.3 million in 2010 and required $10.4 million in 2009, resulting in a $42.6 million increase in cash flows.  Both the accounts receivable and inventory balances can fluctuate significantly based on the timing of promotions.

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

Cash used for property, plant and equipment and system development expenditures totaled $255.0 million in 2010 and $228.9 million in 2009.  These expenditures were made to construct new cell sites, increase capacity in existing cell sites and switches, upgrade technology including the overlay of 3G technology in certain markets, develop new and enhance existing office systems, and construct new and remodel existing retail stores.

The following table presents Free cash flow.  U.S. Cellular believes that Free cash flow as reported by U.S. Cellular is useful to investors and other users of its financial information in evaluating the amount of cash generated by business operations, after capital expenditures.

(Dollars in thousands)	2010	2009
Cash flows from operating activities	$403,706	$373,123
Capital expenditures	(255,004)	(228,902)
Free cash flow (1)	$148,702	$144,221

(1)   Free cash flow is defined as Cash flows from operating activities less Capital expenditures. Free cash flow is a non-GAAP financial measure.

See Cash flows from Operating Activities and Cash flows from Investing Activities for details on the changes to the components of Free cash flow.

Cash payments for acquisitions in 2010 and 2009 were as follows:

(Dollars in thousands)	2010	2009
U.S. Cellular licenses	$10,501	$12,050
Other	—	277
Total	$10,501	$12,327

In 2010, U.S. Cellular invested $175.0 million in U.S. treasuries and commercial paper with maturities of greater than three months from the acquisition date.

Cash Flows from Financing Activities

In 2010 and 2009, U.S. Cellular repurchased Common Shares at an aggregate cost of $21.4 million and $19.3 million, respectively.  See Note 11 — Common Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

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

Cash and Cash Equivalents

At June 30, 2010, U.S. Cellular had $232.9 million in cash and cash equivalents, which include cash and short-term, highly liquid investments with original maturities of three months or less. The primary objective of U.S. Cellular’s cash and cash equivalents investment activities is to preserve principal.  At June 30, 2010, the majority of U.S. Cellular’s cash and cash equivalents was held in money market funds that invest exclusively in U.S. Treasury securities with maturities of less than three months or in repurchase agreements fully collateralized by such obligations. U.S. Cellular also invested directly in U.S. Treasury securities that qualify as cash equivalents.  U.S. Cellular monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Short-term and Long-term Investments

At June 30, 2010, U.S. Cellular had $135.8 million in Short-term investments and $41.0 million in Long-term investments. Short-term and Long-term investments consist of Certificates of deposit (Short-term only), U.S. treasuries and commercial paper that are designated as held-to-maturity investments, and are recorded at amortized cost in the Consolidated Balance Sheet.  During the six months June 30, 2010, U.S. Cellular made $175.0 million of investments in U.S. treasuries and commercial paper. Such commercial paper investments are guaranteed by the Federal Deposit Insurance Corporation.  U.S. Cellular’s objective was to earn a higher rate of return on cash balances that are not anticipated to be required to meet liquidity needs in the foreseeable future, while maintaining a low level of investment risk.  See Note 4 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional details on Short-term and Long-term investments.

Revolving Credit Facility

U.S. Cellular has a $300 million revolving credit facility available for general corporate purposes.  At June 30, 2010, there were no outstanding borrowings and $0.2 million of outstanding letters of credit, leaving $299.8 million available for use.  In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated June 30, 2009 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At June 30, 2010, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

U.S. Cellular’s interest cost on its revolving credit facility is subject to increase if its current credit rating from nationally recognized credit rating agencies is lowered, and is subject to decrease if the rating is raised.  The credit facility would not cease to be available nor would the maturity date accelerate solely as a result of a downgrade in U.S. Cellular’s credit rating.  However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to renew the credit facility or obtain access to other credit facilities in the future.

U.S. Cellular’s credit ratings from nationally recognized credit rating agencies were investment grade as of June 30, 2010.

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. The covenants also prescribe certain terms associated with intercompany loans from TDS or TDS subsidiaries to U.S. Cellular or U.S. Cellular subsidiaries.  U.S. Cellular believes it was in compliance as of June 30, 2010 with all of the covenants and requirements set forth in its revolving credit facility. There were no intercompany loans at June 30, 2010 or 2009.

Long-Term Financing

U.S. Cellular’s long-term debt indenture does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.  U.S. Cellular believes it was in compliance as of June 30, 2010 with all covenants and other requirements set forth in its long-term debt indenture.  U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indenture.

The long-term debt principal payments due for the remainder of 2010 and the next four years represent less than 1% of the total long-term debt obligation at June 30, 2010.  Refer to Market Risk — Long-Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2009 for additional information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s long-term debt.

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

Variable Interest Entities

U.S. Cellular consolidates certain entities because they are “variable interest entities” under accounting principles generally accepted in the United States of America (“GAAP”). See Note 10 — Variable Interest Entities (VIEs) in the Notes to Consolidated Financial Statements for the details of these variable interest entities. U.S. Cellular may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

Common Share Repurchase Program

U.S. Cellular has repurchased and expects to continue to repurchase its Common Shares subject to its repurchase program. For additional information related to the current repurchase authorization and repurchases made during 2010 and 2009, see Note 11 — Common Share Repurchases in the Notes to Consolidated Financial Statements and Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There was no material change between December 31, 2009 and June 30, 2010 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2009.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with GAAP.  U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in U.S. Cellular’s Form 10-K for the year ended December 31, 2009.  Changes to significant accounting policies are discussed in Note 3 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of this Form 10-Q.  There were no material changes to U.S. Cellular’s application of critical accounting policies and estimates during the six months ended June 30, 2010.

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

•     U.S. Cellular’s systems infrastructure may not be capable of supporting changes in technologies and services expected by customers, which could result in lost customers and revenues.

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

•     In the event that the FCC conducts auctions of additional spectrum in the future, U.S. Cellular is likely to participate in such auctions as an applicant or as a non-controlling partner in another auction applicant and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on U.S. Cellular.

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

•     Costs, integration problems or other factors associated with developing and enhancing business support systems, acquisitions/divestitures of properties or licenses and/or expansion of U.S. Cellular’s business could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

•     Financial difficulties (including bankruptcy proceedings) of any of U.S. Cellular’s key suppliers or vendors, termination or impairment of U.S. Cellular’s relationships with such suppliers or vendors, or a failure by U.S. Cellular to manage its supply chain effectively could result in delays or termination of U.S. Cellular’s receipt of required equipment or services, or could result in excess quantities of required equipment or services, any of which could adversely affect U.S. Cellular’s business, financial condition or results of operations.

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

•     U.S. Cellular's credit facility and the indenture governing its senior notes include restrictive covenants that limit its operating flexibility and U.S. Cellular may be unable to service its debt or to refinance its indebtedness before maturity.

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

•     Any of the foregoing events or other events could cause customer net additions, revenues, operating income, capital expenditures and/or any other financial or statistical information to vary from U.S. Cellular’s forward-looking estimates by a material amount.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Long-term Debt

As of June 30, 2010, U.S. Cellular’s long-term debt was in the form of fixed-rate notes with original maturities ranging up to 30 years. Fluctuations in market interest rates can lead to significant fluctuations in the fair values of these fixed-rate notes.

See Note 4 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair market value of U.S. Cellular’s long-term debt as of June 30, 2010.

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s Chief Executive Officer and Chief Financial Officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of June 30, 2010, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect U.S. Cellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2009 may not be the only risks that could affect U.S. Cellular.  Additional unidentified or unrecognized risks and uncertainties could materially adversely affect U.S. Cellular’s business, financial condition and/or operating results. In addition, you are referred to the above Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly the section captioned “Overview – Recent Developments,” for disclosures related to the FCC’s National Broadband Plan and other developments that have occurred since U.S. Cellular filed its Form 10-K for the year ended December 31, 2009. Subject to the foregoing, U.S. Cellular has not identified for disclosure any material changes to the risk factors as previously disclosed in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

	(a)	(b)	(c)	(d)
			Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs

	Total Number of Common Shares Purchased	Average Price Paid per Common Share

Period
April 1 – 30, 2010	44,978	$41.70	44,978	2,337,322
May 1 – 31, 2010	120,430	40.56	120,430	2,216,892
June 1 – 30, 2010	229,936	41.22	229,936	1,986,956
Total for or as of the end of the quarter ended June 30, 2010	395,344	$41.07	395,344	1,986,956

The following is additional information with respect to the foregoing authorization:

i.      The date the program was announced was November 20, 2009 by Form 8-K

ii.     The amount approved was up to 1,300,000 U.S. Cellular Common shares on an annual basis in 2009 and continuing each year thereafter on a cumulative basis.

iii.    There is no expiration date for the program.

iv.    The authorization did not expire during the second quarter of 2010.

v.     U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program prior to expiration, or cease making further purchases thereunder, during the second quarter of 2010.

Item 5. Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular did not borrow or repay any amounts under its revolving credit facility in the second quarter of 2010. U.S. Cellular had no borrowings outstanding under its revolving credit facility as of June 30, 2010.

A description of U.S. Cellular’s revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated June 30, 2009 and is incorporated by reference herein.

Item 6. Exhibits

Exhibit 10.1 – Amendment dated January 30, 2010 to Employment, Consulting and General Release Agreement dated November 3, 2009 between U.S. Cellular and Jay M. Ellison is hereby incorporated by reference to Exhibit 10 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

Exhibit 10.2 – Terms of Letter Agreement dated May 3, 2010 between U.S. Cellular and Mary N. Dillon, is hereby incorporated by reference from Exhibit 99.2 to U.S. Cellular’s Current Report on Form 8-K dated May 6, 2010

Exhibit 10.3 – U.S. Cellular 2005 Long-Term Incentive Plan 2010 Stock Option Award Agreement evidencing U.S. Cellular stock options granted to Mary N. Dillon on June 1, 2010 (with accelerated vesting in the event of termination without cause or for good reason), is hereby incorporated by reference from Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2010

Exhibit 10.4 – U.S. Cellular 2005 Long-Term Incentive Plan 2010 Restricted Stock Unit Award Agreement evidencing U.S. Cellular restricted stock units granted to Mary N. Dillon on June 1, 2010 (with accelerated vesting in the event of termination without cause or for good reason), is hereby incorporated by reference from Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2010

Exhibit 10.5 – U.S. Cellular 2005 Long-Term Incentive Plan 2010 Stock Option Award Agreement evidencing U.S. Cellular stock options granted to Mary N. Dillon on June 1, 2010 (without accelerated vesting in the event of termination without cause or for good reason), is hereby incorporated by reference from Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2010

Exhibit 10.6 – U.S. Cellular 2005 Long-Term Incentive Plan 2010 Restricted Stock Unit Award Agreement evidencing U.S. Cellular restricted stock units granted to Mary N. Dillon on June 1, 2010 (without accelerated vesting in the event of termination without cause or for good reason), is hereby incorporated by reference from Exhibit 10.4 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2010

Exhibit 10.7 – U.S. Cellular 2010 Executive Officer Annual Incentive Plan Effective January 1, 2010, is hereby incorporated by reference from Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated June 7, 2010

Exhibit 11 – Statement regarding computation of per share earnings is included herein as Note 6 – Earnings Per Share in the Notes to Consolidated Financial Statements.

Exhibit 12 – Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 31.1 – Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS – XBRL Instance Document

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE – XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL – XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB – XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

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

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	August 5, 2010	/s/ Mary N. Dillon
Mary N. Dillon President and Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2010	/s/ Steven T. Campbell
Steven T. Campbell Executive Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	August 5, 2010	/s/ Kenneth R Meyers
Kenneth R. Meyers Chief Accounting Officer (Principal Accounting Officer)

Date:	August 5, 2010	/s/ Ljubica A. Petrich
Ljubica A. Petrich Vice President and Controller

Signature page for the U.S. Cellular 2010 Second Quarter Form 10-Q