Form 10-Q
period 2010-09-30
UNITED STATES CELLULAR CORP
filed 2010-11-04
CIK 821130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2010
Common Shares, $1 par value	52,737,943 Shares
Series A Common Shares, $1 par value	33,005,877 Shares

Part I. Financial Information
Item 1. Financial Statements

United States Cellular Corporation

Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share amounts)	2010	2009	2010	2009

Operating revenues
Service	$983,503	$983,918	$2,921,087	$2,941,720
Equipment sales	77,278	73,377	193,444	212,062
Total operating revenues	1,060,781	1,057,295	3,114,531	3,153,782

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	218,021	205,611	638,677	600,308
Cost of equipment sold	189,291	189,354	512,361	531,110
Selling, general and administrative (including charges from affiliates of $22.9 million and $27.7 million, respectively, for the three months, and $77.0 million and $82.6 million, respectively, for the nine months)	446,938	454,645	1,321,720	1,274,261
Depreciation, amortization and accretion	144,717	146,052	432,405	422,707
Loss on asset disposals, net	1,981	2,085	8,407	8,641
Total operating expenses	1,000,948	997,747	2,913,570	2,837,027

Operating income	59,833	59,548	200,961	316,755

Investment and other income (expense)
Equity in earnings of unconsolidated entities	23,971	23,126	74,418	73,247
Interest and dividend income	1,101	1,420	2,984	2,648
Interest expense	(15,956)	(19,782)	(48,918)	(59,065)
Other, net	(620)	905	(213)	1,183
Total investment and other income (expense)	8,496	5,669	28,271	18,013

Income before income taxes	68,329	65,217	229,232	334,768
Income tax expense	25,051	25,279	86,894	117,026

Net income	43,278	39,938	142,338	217,742
Less: Net income attributable to noncontrolling interests, net of tax	(5,920)	(5,606)	(16,858)	(17,583)
Net income attributable to U.S. Cellular shareholders	$37,358	$34,332	$125,480	$200,159

Basic weighted average shares outstanding	85,992	86,848	86,329	87,011
Basic earnings per share attributable to U.S. Cellular shareholders	$0.43	$0.40	$1.45	$2.30

Diluted weighted average shares outstanding	86,428	87,128	86,706	87,216
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.43	$0.39	$1.45	$2.29

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2010	2009

Cash flows from operating activities
Net income	$142,338	$217,742
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	432,405	422,707
Bad debts expense	56,244	73,100
Stock-based compensation expense	13,539	13,000
Deferred income taxes, net	50,180	44,486
Equity in earnings of unconsolidated entities	(74,418)	(73,247)
Distributions from unconsolidated entities	59,149	51,306
Loss on asset disposals, net	8,407	8,641
Other operating activities	106	1,824
Changes in assets and liabilities from operations
Accounts receivable	(46,293)	(106,380)
Inventory	32,673	(4,509)
Accounts payable - trade	(50,720)	(13,432)
Accounts payable - affiliate	(8,440)	(980)
Customer deposits and deferred revenues	1,972	(6,185)
Accrued taxes	(19,491)	68,695
Accrued interest	9,295	9,787
Other assets and liabilities	(22,933)	(68,861)
	584,013	637,694

Cash flows from investing activities
Additions to property, plant and equipment	(379,692)	(357,770)
Cash paid for acquisitions and licenses	(10,501)	(12,527)
Cash paid for investments	(190,250)	(275)
Cash received for investments	25,330	—
Other investing activities	656	1,682
	(554,457)	(368,890)

Cash flows from financing activities
Common shares reissued for benefit plans, net of tax payments	738	(119)
Common shares repurchased	(40,520)	(24,283)
Payment of debt issuance costs	—	(4,416)
Distributions to noncontrolling interests	(5,828)	(5,855)
Other financing activities	(9,065)	(233)
	(54,675)	(34,906)

Net increase (decrease) in cash and cash equivalents	(25,119)	233,898

Cash and cash equivalents
Beginning of period	294,411	170,996
End of period	$269,292	$404,894

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Assets
(Unaudited)

	September 30,	December 31,
(Dollars in thousands)	2010	2009

Current assets
Cash and cash equivalents	$269,292	$294,411
Short-term investments	120,771	330
Accounts receivable
Customers and agents, less allowances of $24,600 and $26,260, respectively	312,493	339,825
Roaming	39,044	28,450
Affiliated	318	135
Other, less allowances of $1,676 and $364, respectively	63,252	56,647
Inventory	119,882	152,556
Prepaid income taxes	32,086	717
Prepaid expenses	70,759	63,463
Net deferred income tax asset	21,570	21,570
Other current assets	49,111	51,013
	1,098,578	1,009,117
Investments
Licenses	1,445,501	1,435,000
Goodwill	494,737	494,737
Customer lists, net of accumulated amortization of $96,042 and $92,829, respectively	869	4,083
Investments in unconsolidated entities	177,075	161,481
Notes and interest receivable — long-term	4,107	4,214
Long-term investments	46,156	—
	2,168,445	2,099,515
Property, plant and equipment
In service and under construction	6,203,085	5,884,307
Less: Accumulated depreciation	3,649,212	3,282,969
	2,553,873	2,601,338

Other assets and deferred charges	38,195	38,776

Total assets	$5,859,091	$5,748,746

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	September 30,	December 31,
(Dollars and shares in thousands)	2010	2009

Current liabilities
Current portion of long-term debt	$91	$76
Accounts payable
Affiliated	6,291	14,732
Trade	245,542	296,288
Customer deposits and deferred revenues	142,220	140,248
Accrued taxes	78,686	57,507
Accrued compensation	57,207	62,242
Other current liabilities	88,216	92,884
	618,253	663,977

Deferred liabilities and credits
Net deferred income tax liability	559,746	513,994
Other deferred liabilities and credits	269,333	262,412

Long-term debt	867,790	867,522

Commitments and contingencies

Noncontrolling interests with redemption features	791	727

Equity
U.S. Cellular shareholders’ equity
Series A Common and Common Shares
Authorized 190,000 shares (50,000 Series A Common and 140,000 Common Shares)
Issued 88,074 shares (33,006 Series A Common and 55,068 Common Shares)
Outstanding 85,744 shares (33,006 Series A Common and 52,738 Common Shares) and 86,540 shares (33,006 Series A Common and 53,534 Common Shares), respectively
Par Value ($1 per share) ($33,006 Series A Common and $55,068 Common Shares)	88,074	88,074
Additional paid-in capital	1,364,266	1,356,322
Treasury shares, at cost, 2,330 and 1,534 Common Shares, respectively	(97,109)	(69,616)
Retained earnings	2,126,825	2,013,633
Total U.S. Cellular shareholders’ equity	3,482,056	3,388,413

Noncontrolling interests	61,122	51,701

Total equity	3,543,178	3,440,114

Total liabilities and equity	$5,859,091	$5,748,746

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity (Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total U.S. Cellular Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	$88,074	$1,356,322	$(69,616)	$2,013,633	$3,388,413	$51,701	$3,440,114
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	—	—	—	125,480	125,480	—	125,480
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	16,829	16,829
Repurchase of Common Shares	—	—	(40,520)	—	(40,520)	—	(40,520)
Incentive and compensation plans	—	605	13,027	(12,288)	1,344	—	1,344
Adjust investment in subsidiaries for noncontrolling interest purchases	—	(4,247)	—	—	(4,247)	(1,580)	(5,827)
Stock-based compensation awards	—	13,539	—	—	13,539	—	13,539
Tax windfall (shortfall) from stock awards	—	(1,953)	—	—	(1,953)	—	(1,953)
Distributions to noncontrolling interests	—	—	—	—	—	(5,828)	(5,828)
Balance, September 30, 2010	$88,074	$1,364,266	$(97,109)	$2,126,825	$3,482,056	$61,122	$3,543,178

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity
(Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total U.S. Cellular Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2008	$88,074	$1,340,146	$(50,258)	$1,822,073	$3,200,035	$48,567	$3,248,602
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	—	—	—	200,159	200,159	—	200,159
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	17,463	17,463
Repurchase of Common Shares	—	—	(24,283)	—	(24,283)	—	(24,283)
Incentive and compensation plans	—	1,391	10,629	(11,558)	462	—	462
Stock-based compensation awards	—	13,000	—	—	13,000	—	13,000
Tax windfall (shortfall) from stock awards	—	(993)	—	—	(993)	—	(993)
Distributions to noncontrolling interests	—	—	—	—	—	(5,855)	(5,855)
Balance, September 30, 2009	$88,074	$1,353,544	$(63,912)	$2,010,674	$3,388,380	$60,175	$3,448,555

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Notes to Consolidated Financial Statements

1.   Basis of Presentation

United States Cellular Corporation (“U.S. Cellular”), a Delaware Corporation, is an 83%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”).

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items and adjustments to prior periods as described in Note 2 - Revision of Prior Period Amounts) necessary to present fairly the financial position as of September 30, 2010, December 31, 2009 and September 30, 2009 (as included in Note 2), the results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows and changes in equity for the nine months ended September 30, 2010 and 2009.  The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and nine months ended September 30, 2010 and 2009 equaled net income. The results of operations for the three and nine months ended and cash flows and changes in equity for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

2.   Revision of Prior Period Amounts

In preparing its financial statements for the three months ended March 31, 2010, U.S. Cellular discovered certain errors related to accounting for operating revenues and sales tax liabilities. The quantification of these errors was subsequently refined during the second quarter of 2010. These errors resulted in the overstatement of operating revenues and understatement of sales tax liabilities for the years ended December 31, 2009, 2008, 2007, and the three months ended March 31, 2010. In addition to recording these adjustments, U.S. Cellular recorded other adjustments to prior-year amounts to correct other immaterial items.  In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99 and SAB 108”), U.S. Cellular evaluated these errors and determined that they were immaterial to each of the reporting periods affected and, therefore, amendment of previously filed reports was not required. However, if the adjustments to correct the cumulative errors had been recorded in the first or second quarter of 2010, U.S. Cellular believes the impact would have been significant to those respective periods and would impact comparisons to prior periods. As permitted by SAB 108, U.S. Cellular revised in the current filing its comparative consolidated financial statements for these immaterial amounts. In addition, on August 5, 2010, U.S. Cellular filed a Current Report on Form 8-K (Items 8.01 and 9.01) with the SEC to revise financial statements and other financial information previously included in its Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the period ended March 31, 2010.  Such Form 8-K contains revisions to the December 31, 2009 Consolidated Balance Sheet, originally filed on February 25, 2010 in U.S. Cellular’s Annual Report on Form 10-K.  Also, in accordance with SAB 108, the Consolidated Balance Sheet, the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the following comparative periods have been revised as follows:

Consolidated Balance Sheet — September 30, 2009

	As previously reported (1)
(Dollars in thousands)		Adjustment	Revised

Accounts receivable - Due from customers	$338,852	$3,817	$342,669
Prepaid expenses	63,020	8,413	71,433
Total current assets	1,114,320	12,230	1,126,550
Total assets	5,841,825	12,230	5,854,055
Customer deposits and deferred revenues	146,224	(2,241)	143,983
Accrued taxes	56,500	23,193	79,693
Total current liabilities	615,967	20,952	636,919
Other deferred liabilities and credits	250,762	1,314	252,076
Total deferred liabilities and credits	769,007	1,314	770,321
Retained earnings	2,020,710	(10,036)	2,010,674
Total U.S. Cellular shareholders’ equity	3,398,416	(10,036)	3,388,380
Total equity	3,458,591	(10,036)	3,448,555
Total liabilities and equity	5,841,825	12,230	5,854,055

Consolidated Statement of Operations — Three Months Ended September 30, 2009

	As previously reported (1)
(Dollars in thousands)		Adjustment	Revised

Service revenues	$984,923	$(1,005)	$983,918
Total operating revenues	1,058,300	(1,005)	1,057,295
System operations expenses (excluding Depreciation, amortization and accretion)	205,458	153	205,611
Selling, general and administrative expenses	454,839	(194)	454,645
Depreciation, amortization and accretion	147,586	(1,534)	146,052
Loss on asset disposals, net	3,371	(1,286)	2,085
Total operating expenses	1,000,608	(2,861)	997,747
Operating income	57,692	1,856	59,548
Interest expense	(19,358)	(424)	(19,782)
Total investment and other income (expense)	6,093	(424)	5,669
Income before income taxes	63,785	1,432	65,217
Income tax expense	22,541	2,738	25,279
Net income	41,244	(1,306)	39,938
Net income attributable to U.S. Cellular shareholders	35,638	(1,306)	34,332
Basic earnings per share attributable to U.S. Cellular shareholders	0.41	(0.01)	0.40
Diluted earnings per share attributable to U.S. Cellular shareholders	0.41	(0.02)	0.39

Consolidated Statement of Operations — Nine Months Ended September 30, 2009

	As previously reported (1)
(Dollars in thousands)		Adjustment	Revised

Service revenues	$2,941,552	$168	$2,941,720
Total operating revenues	3,153,614	168	3,153,782
System operations expenses (excluding Depreciation, amortization and accretion)	600,267	41	600,308
Selling, general and administrative expenses	1,277,357	(3,096)	1,274,261
Depreciation, amortization and accretion	423,851	(1,144)	422,707
Loss on asset disposals, net	7,648	993	8,641
Total operating expenses	2,840,233	(3,206)	2,837,027
Operating income	313,381	3,374	316,755
Interest expense	(57,767)	(1,298)	(59,065)
Total investment and other income (expense)	19,311	(1,298)	18,013
Income before income taxes	332,692	2,076	334,768
Income tax expense	111,521	5,505	117,026
Net income	221,171	(3,429)	217,742
Net income attributable to U.S. Cellular shareholders	203,588	(3,429)	200,159
Basic earnings per share attributable to U.S. Cellular shareholders	2.34	(0.04)	2.30
Diluted earnings per share attributable to U.S. Cellular shareholders	2.33	(0.04)	2.29

Consolidated Statement of Cash Flows — Nine Months Ended September 30, 2009

	As previously reported (1)
(Dollars in thousands)		Adjustment	Revised

Net income	$221,171	$(3,429)	$217,742
Depreciation, amortization and accretion	423,851	(1,144)	422,707
Deferred income taxes, net	44,429	57	44,486
Loss on asset disposals, net	7,648	993	8,641
Change in accounts receivable	(101,263)	(5,117)	(106,380)
Change in customer deposits and deferred revenues	(4,858)	(1,327)	(6,185)
Change in accrued taxes	58,139	10,556	68,695
Change in other assets and liabilities	(68,272)	(589)	(68,861)
Cash flows from operating activities	637,694	—	637,694

(1)     In Quarterly Report on Form 10-Q for the period ended September 30, 2009 filed on November 5, 2009.

3.   Summary of Significant Accounting Policies

Amounts Collected from Customers and Remitted to Governmental Authorities

If a tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the governmental authority imposing such tax, the amounts collected from customers and remitted to governmental authorities are recorded net in Accrued taxes in the Consolidated Balance Sheet.  If a tax is assessed upon U.S. Cellular but billed to customers to recover it, the amounts billed to customers are recorded in Service revenues and the amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.  The amounts recorded in Service revenues that were billed to customers and remitted to governmental authorities totaled $34.1 million and $105.4 million for the three months ended and nine months ended September 30, 2010, respectively, and $30.2 million and $80.1 million for the three months ended and nine months ended September 30, 2009, respectively. These revenues increased primarily due to an increase in the Universal Service Fund contribution rates established by the Federal Communications Commission (“FCC”).

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements—a consensus of FASB Emerging Issues Task Force (“ASU 2009-13”).  ASU 2009-13 provides for less restrictive separation criteria that must be met for a deliverable to be considered a separate unit of accounting. Additionally, under this Standard, there is a hierarchy for determining the selling price of a unit of accounting and consideration must be allocated using a relative-selling price method.  U.S. Cellular is required to adopt the provisions of ASU 2009-13 on January 1, 2011; however, as permitted, U.S. Cellular elected to early adopt the provisions on October 1, 2010.  Such early adoption required U.S. Cellular to retrospectively apply ASU 2009-13 effective January 1, 2010, the beginning of U.S. Cellular’s current fiscal year. This retrospective application of ASU 2009-13 will have no impact on U.S. Cellular’s reported amounts in the first nine months of 2010.  U.S. Cellular made this election in connection with the introduction of certain new service offerings in the fourth quarter of 2010.  These new service offerings may include a combination of the following elements which are considered separate units of accounting under ASU 2009-13: wireless services (voice, messaging and data), wireless handsets, a phone replacement program, and loyalty reward points that may be redeemed by customers for wireless products and services in future periods.  In accordance with ASU 2009-13, U.S. Cellular will be required to defer the recognition of revenue related to amounts billed to customers that are attributed to loyalty rewards points until such points are redeemed or expire; thus, ASU 2009-13 will impact the timing of recognition of revenue attributable to loyalty reward points.  Except as described in the preceding sentence, adoption of ASU 2009-13 is not expected to have a significant impact on U.S. Cellular’s financial position or results of operations.

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

4.   Fair Value Measurements

As of September 30, 2010 and December 31, 2009, U.S. Cellular did not have any financial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP. However, U.S. Cellular has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	September 30, 2010		December 31, 2009

	Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	$269,292	$269,292	$294,411	$294,411
Short-term investments (1)(2)
Certificates of deposit	250	250	330	330
Government-backed securities (3)	120,521	120,521	—	—
Long-term investments (1)(4)
Government-backed securities (3)	46,156	46,297	—	—
Long-term debt (5)	863,543	857,013	863,202	853,937

(1)     Designated as held-to-maturity investments and are recorded at amortized cost on the Consolidated Balance Sheet.

(2)     Maturities are less than twelve months from the respective balance sheet dates.

(3)     Includes U.S. treasuries and corporate notes guaranteed under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.

(4)     Maturities range between 14 and 25 months from the balance sheet date.

(5)     Excludes capital lease obligations and current portion of Long-term debt.

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. The fair values of Long-term investments were estimated using quoted market prices for the individual issuances. The fair value of Long-term debt, excluding capital lease obligations and current portion of Long-term debt, was estimated using market prices for the 7.5% senior notes and discounted cash flow analyses for the remaining debt, principally the 6.7% senior notes.

As of September 30, 2010, U.S. Cellular did not have any nonfinancial assets or liabilities that required the application of fair value accounting for purposes of reporting such amounts in its Consolidated Balance Sheet.

5.   Income Taxes

U.S. Cellular is included in a consolidated federal income tax return and in certain state income tax returns with other members of the TDS consolidated group.  For financial statement purposes, U.S. Cellular and its subsidiaries compute their income tax expense as if they comprised a separate affiliated group and were not included in the TDS consolidated group.

U.S. Cellular’s overall effective tax rate on Income before income taxes for the three and nine months ended September 30, 2010 was 36.7% and 37.9%, respectively, and for the three and nine months ended September 30, 2009 was 38.8% and 35.0%, respectively.  The effective tax rate for the three months ended September 30, 2010 was lower than the rate for the three months ended September 30, 2009 primarily as a result of the favorable settlement of certain state income tax audits.  The benefit from this change, along with other minor discrete benefits, decreased income tax expense for the three months ended September 30, 2010 by $1.1 million; absent these benefits, the effective tax rate for such period would have been higher by 1.6 percentage points.

The effective tax rate for the nine months ended September 30, 2009 was lower than the rate for the nine months ended September 30, 2010 due primarily to a 2009 state tax benefit resulting from a state tax law change that was recognized as a discrete item in the three months ended March 31, 2009.  The benefit from this change, along with other minor discrete benefits, decreased income tax expense by $8.9 million for the nine months ended September 30, 2009.  Absent these benefits, the effective tax rate for the nine months ended September 30, 2009 would have been higher by 2.6 percentage points.

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

The amounts used in computing Earnings per Common and Series A Common Share and the effects of potentially dilutive securities on the weighted average number of Common and Series A Common Shares are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009
(Dollars and shares in thousands, except per share amounts)
Net income attributable to U.S. Cellular shareholders	$37,358	$34,332	$125,480	$200,159

Weighted average number of shares used in basic earnings per share	85,992	86,848	86,329	87,011
Effect of dilutive securities:
Stock options	104	36	80	20
Restricted stock units	332	244	297	185
Weighted average number of shares used in diluted earnings per share	86,428	87,128	86,706	87,216

Basic earnings per share attributable to U.S. Cellular shareholders	$0.43	$0.40	$1.45	$2.30

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.43	$0.39	$1.45	$2.29

Certain Common Shares issuable upon the exercise of Stock options or vesting of Restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings per share because their effects were antidilutive. The number of such Common Shares excluded is shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009
(Shares in thousands)

Stock options	1,836	2,072	1,768	2,024

Restricted stock units	—	—	195	175

7.   Licenses and Goodwill

Changes in U.S. Cellular’s licenses and goodwill for the nine months ended September 30, 2010 and 2009 are presented below.

Licenses
	September 30, 2010	September 30, 2009

(Dollars in thousands)
Balance, beginning of period	$1,435,000	$1,433,415
Acquisitions	10,501	12,250
Other	—	(164)
Balance, end of period	$1,445,501	$1,445,501

Goodwill
	September 30,	September 30,
	2010	2009
(Dollars in thousands)
Assigned value at time of acquisition	$494,737	$494,279
Accumulated impairment losses in prior periods	—	—
Balance, beginning of period	494,737	494,279
Acquisitions	—	—
Other	—	458
Balance, end of period	$494,737	$494,737

8.   Investment in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $24.0 million and $23.1 million in the three months ended September 30, 2010 and 2009, respectively, and $74.4 million and $73.2 million in the nine months ended September 30, 2010 and 2009, respectively; of those amounts, U.S. Cellular’s investment in the Los Angeles SMSA Partnership (“LA Partnership”) contributed $16.1 and $15.5 million in the three months ended September 30, 2010 and 2009, respectively, and $49.5 million in the nine months ended September 30, 2010 and 2009.  U.S. Cellular held a 5.5% ownership interest in the LA Partnership during these periods.

The following table summarizes the combined results of operations of U.S. Cellular’s equity method investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
(Dollars in thousands)

Revenues	$1,260,000	$1,211,000	$3,680,000	$3,580,000
Operating expenses	908,000	870,000	2,613,000	2,518,000
Operating income	352,000	341,000	1,067,000	1,062,000
Other income (expense)	8,000	8,000	28,000	29,000
Net income	$360,000	$349,000	$1,095,000	$1,091,000

9.   Commitments and Contingencies

Agreements

On August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into agreements to develop a Billing and Operational Support System (“B/OSS”). Amdocs will license to U.S. Cellular certain customer order and relationship management, revenue management and billing software relating to the B/OSS.

The implementation of the licensed systems commenced in September 2010, and is expected to take approximately two years to complete.  The total estimated amount to be paid to Amdocs with respect to the agreements for delivery of the B/OSS is $73 million, and is expected to be paid out from August 2010 to October 2012.  U.S. Cellular anticipates capitalizing a majority of these costs as Systems development costs and amortizing such capitalized costs over the estimated useful life of the B/OSS system.  U.S. Cellular also is committed to purchase maintenance for an aggregate amount of $36.4 million over a period of seven years, beginning in 2013.

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

Consolidated VIEs

As of September 30, 2010, U.S. Cellular consolidates the following VIEs under GAAP:

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

Following is a summary of the capital contributions and advances made to each entity by U.S. Cellular as of September 30, 2010.  The amounts shown in the table below exclude funds provided to these entities solely from the shareholder of the general partner.

(Dollars in thousands)

Aquinas Wireless	$2,132
King Street Wireless & King Street Wireless, Inc.	300,904
Barat Wireless & Barat Wireless, Inc.	127,685
Carroll Wireless & Carroll PCS, Inc.	131,294
$562,015

The following table presents the classification of the consolidated VIEs’ assets and liabilities in U.S. Cellular’s Consolidated Balance Sheet.

	September 30,	December 31,
	2010	2009

(Dollars in thousands)
Assets
Cash	$994	$679
Other current assets	263	393
Licenses	487,962	487,962
Other assets	1,548	440
Total assets	$490,767	$489,474

Liabilities
Customer deposits and deferred revenues	$76	$70
Total liabilities	$76	$70

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

Common Share repurchases made under this authorization and prior authorizations were as follows:

	Nine Months Ended September 30,
	2010	2009
(Dollars and shares in thousands, except cost per share)

Number of shares	970	647
Average cost per share	$41.79	$37.53
Total cost	$40,520	$24,283

12. Noncontrolling Interests

Mandatorily Redeemable Noncontrolling Interests in Finite-Lived Subsidiaries

Under GAAP, certain noncontrolling interests in consolidated entities with finite lives may meet the definition of mandatorily redeemable financial instruments. U.S. Cellular’s consolidated financial statements include certain noncontrolling interests that meet the definition of mandatorily redeemable financial instruments.  These mandatorily redeemable noncontrolling interests represent interests held by third parties in consolidated partnerships and limited liability companies (“LLCs”), where the terms of the underlying partnership or LLC agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the noncontrolling interest holders and U.S. Cellular in accordance with the respective partnership and LLC agreements.  The termination dates of these mandatorily redeemable noncontrolling interests range from 2085 to 2107.

The settlement value of U.S. Cellular’s mandatorily redeemable noncontrolling interests in finite-lived subsidiaries was estimated to be $173.7 million at September 30, 2010.  This amount represents the estimate of cash that would be due and payable to settle these noncontrolling interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on September 30, 2010, net of estimated liquidation costs.  This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet.  U.S. Cellular currently has no plans or intentions relating to the liquidation of any of the related partnerships or LLCs prior to their scheduled termination dates.  The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at September 30, 2010 was $56.1 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is primarily due to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs.  Neither the noncontrolling interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature.  Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

13. Supplemental Cash Flow Disclosures

Following are supplemental cash flow disclosures regarding transactions related to stock-based compensation awards:

	Nine Months Ended September 30,

	2010	2009

(Dollars and shares in thousands)
Common Shares withheld (1)	269	34

Aggregate value of Common Shares withheld	$11,597	$1,245

Cash receipts upon exercise of stock options	$2,621	$1,126
Cash disbursements for payment of taxes (2)	(1,883)	(1,245)
Net cash receipts from exercise of stock options and vesting of other stock awards	$738	$(119)

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

United States Cellular Corporation (“U.S. Cellular”) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 83%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”) as of September 30, 2010.

The following discussion and analysis should be read in conjunction with U.S. Cellular’s interim consolidated financial statements and notes included in Item 1 above, and with the description of U.S. Cellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Current Report on Form 8-K (Items 8.01 and 9.01) filed with the SEC on August 5, 2010, which should be read in conjunction with the U.S. Cellular Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2009.

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

U.S. Cellular provides wireless telecommunications services to approximately 6.1 million customers in five geographic market areas in 26 states. As of September 30, 2010, U.S. Cellular’s average penetration rate in its consolidated operating markets was 13.1%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network. U.S. Cellular’s business development strategy is to acquire and operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular believes that operating in contiguous market areas will continue to provide it with certain economies in its capital and operating costs.

Financial and operating highlights in the nine months ended September 30, 2010 included the following:

•        Total customers were 6,103,000 at September 30, 2010, including 5,750,000 retail customers.

•        Retail customer net additions were 6,000 in 2010 compared to a net loss of 2,000 in 2009.  In the postpaid category, there was a net loss of 56,000 in 2010 compared to net additions of 36,000 in 2009.  Prepaid net additions were 62,000 in 2010 compared to a net loss of 38,000 in 2009.

•        Postpaid customers comprised approximately 94% of U.S. Cellular’s retail customers as of September 30, 2010. The postpaid churn rate improved to 1.5% in 2010 compared to 1.6% in 2009.

•        Service revenues of $2,921.1 million decreased $20.6 million (1%) year-over-year, primarily due to decreases in retail service revenues ($16.7 million) and inbound roaming revenues ($5.3 million). Retail service revenues decreased due to a decline in voice revenues which was partially offset by continued growth in data revenues. Data revenues grew 31% year-over-year to $645.4 million.

•        Cash flows from operating activities were $584.0 million. At September 30, 2010, Cash and cash equivalents and short-term investments totaled $390.1 million and there were no outstanding borrowings under the revolving credit facility.

•        Additions to property, plant and equipment totaled $379.7 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, expand mobile broadband services based on third generation Evolution Data Optimized technology (“3G”) to additional markets, outfit new and remodel existing retail stores, develop new billing and other customer management related systems and platforms, and enhance existing office systems. Total cell sites in service increased 5% year-over-year to 7,524.

•         U.S. Cellular continued its efforts on a number of multi-year initiatives including the development of a Billing and Operational Support System (“B/OSS”) with a new point-of-sale system to consolidate billing on one platform; an Electronic Data Warehouse/Customer Relationship Management System to collect and analyze information more efficiently to build and improve customer relationships; and a new Internet/Web platform to enable customers to complete a wide range of transactions and to manage their accounts online. In August 2010, U.S. Cellular entered into agreements with Amdocs Software Systems Limited to develop a B/OSS as described in Note 9 — Commitments and Contingencies in the Notes to Consolidated Financial Statements.

•         Operating income decreased $115.8 million, or 37%, to $201.0 million in 2010 from $316.8 million in 2009. Factors in the decrease were lower service revenues as discussed above, together with higher costs of serving and retaining customers in an increasingly competitive industry and costs of investments in multi-year initiatives.

•         Net income attributable to U.S. Cellular shareholders decreased $74.7 million, or 37%, to $125.5 million in 2010 compared to $200.2 million in 2009, primarily due to lower operating income. Basic earnings per share was $1.45 in 2010, which was $0.85 lower than in 2009, and Diluted earnings per share was $1.45, which was $0.84 lower than in 2009.

U.S. Cellular anticipates that its future results will be affected by the following factors:

-         Continued uncertainty related to current economic conditions and their impact on customer purchasing and payment behaviors;

-         Relative ability to attract and retain customers in a competitive marketplace in a cost effective manner;

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

-         Effects of recent industry consolidation, such as Verizon’s acquisition of Alltel and possible further industry consolidation, on roaming revenues, service pricing and equipment pricing;

-         Costs of developing and enhancing office and customer support systems, including costs and risks associated with the completion and potential benefits of the multi-year initiatives described above;

-         Continued enhancements to U.S. Cellular’s wireless networks;

-         Uncertainty related to the National Broadband Plan and other rulemaking by the Federal Communications Commission (“FCC”), including uncertainty relating to future eligible telecommunication carrier (“ETC”) funding from the universal service fund (“USF”); and

-         On October 1, 2010, U.S. Cellular launched The Belief Project which introduced several innovative service offerings including no contract after the first; simplified national rate plans; a loyalty rewards program; overage protection, caps and forgiveness; a phone replacement program; and discounts for paperless billing and automatic payment. The Belief Project is intended to accelerate growth and have a positive impact on long-term profitability by increasing postpaid gross additions with a goal of at least 10 percent over the next several years and by contributing to incremental growth in average revenue per customer and improvement of U.S. Cellular’s already low postpaid churn rate.

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

The FCC notes that about one-half of the plan will be addressed by the FCC, while the remainder will be addressed by Congress, the Executive Branch and state and local governments working closely with private and non-profit sectors.  U.S. Cellular cannot predict the outcome of these deliberations or what effects any final rules, regulations or laws may have on its ability to compete in the provision of wireless broadband services to its customer base. Changes in regulation or the amount or distribution of funds to U.S. Cellular and other telecommunications service providers could impact competition in certain of U.S. Cellular’s service areas, and could have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

2010 Estimates

U.S. Cellular’s current estimates of full-year 2010 results are shown below. Such estimates represent U.S. Cellular’s views as of the date of filing of U.S. Cellular’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarterly period ended September 30, 2010. Such forward‑looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

	Current Estimates	Previous Estimates (1)
Service revenues	$3,925-$3,975 million	$3,925-$4,000 million
Adjusted OIBDA (2)	$800-$850 million	Unchanged
Operating income (3)	$200-$250 million	Unchanged
Depreciation, amortization and accretion expenses, and losses on disposals and impairment of assets (3)	Approx. $600 million	Unchanged
Capital expenditures	Approx. $600 million	Unchanged

(1)    Guidance as disclosed in U.S. Cellular’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.

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

U.S. Cellular management currently believes that the foregoing estimates represent a reasonable view of what is achievable considering actions that U.S. Cellular has taken and will be taking. However, the current general economic conditions have created a challenging business environment that could continue to significantly impact actual results. U.S. Cellular expects to continue its focus on customer satisfaction by delivering a high quality network, attractively priced service plans, a broad line of handsets and other products, and outstanding customer service in its company-owned and agent retail stores and customer care centers. U.S. Cellular believes that future growth in its revenues will result primarily from selling additional products and services, including data products and services, to its existing customers, increasing the number of multi‑device users among its existing customers and attracting wireless users switching from other wireless carriers, rather than by adding users that are new to wireless service. U.S. Cellular is focusing on opportunities to increase revenues, pursuing cost reduction initiatives in various areas and implementing a number of initiatives to enable future growth, including The Belief Project described above. The initiatives are intended, among other things, to allow U.S. Cellular to accelerate its introduction of new products and services, better segment its customers for new services and retention, sell additional services such as data, expand its Internet sales and customer service capabilities, improve its prepaid products and services and reduce operational expenses over the long term. The 2010 benefits and expenses associated with The Belief Project were incorporated into U.S. Cellular’s 2010 financial guidance from the beginning of the year.

       RESULTS OF OPERATIONS

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of September 30, (1)	2010	2009
Total market population of consolidated operating markets (2)	46,546,000	46,306,000
Customers (3)	6,103,000	6,131,000
Market penetration (2)	13.1%	13.2%
Total full-time equivalent employees	8,846	8,735
Cell sites in service	7,524	7,161

For the Nine Months Ended September 30, (4)	2010	2009
Net retail customer additions (5)	6,000	(2,000)
Net customer additions (5)	(38,000)	(65,000)
Average monthly service revenue per customer (6)	$52.90	$52.83
Postpaid churn rate (7)	1.5%	1.6%

(1)    Amounts include results for U.S. Cellular’s consolidated operating markets as of September 30.

(2)    Calculated using 2009 and 2008 Claritas population estimates for 2010 and 2009, respectively. “Total market population of consolidated operating markets” is used only for the purposes of calculating market penetration of consolidated operating markets, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets). The total market population and penetration measures for consolidated operating markets apply to markets in which U.S. Cellular provides wireless service to customers. For comparison purposes, total market population and penetration related to all consolidated markets in which U.S. Cellular owns an interest were 90,468,000 and 6.75%, and 85,118,000 and 7.20%, as of September 30, 2010 and 2009, respectively.

(3)    U.S. Cellular’s customer base consists of the following types of customers:

	September 30,
	2010	2009
Customers on postpaid service plans in which the end user is a customer of U.S. Cellular (“postpaid customers”)	5,426,000	5,456,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	324,000	249,000
Total retail customers	5,750,000	5,705,000

End user customers acquired through U.S. Cellular’s agreements with third parties (“reseller customers”)	353,000	426,000
Total customers	6,103,000	6,131,000

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

(6)    Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per customer basis.  Average monthly service revenue per customer is calculated as follows:

	Nine Months Ended September 30,
	2010	2009
Service revenues per Consolidated Statement of Operations (000s)	$2,921,087	$2,941,720
Divided by average customers during period (000s)*	6,135	6,187
Divided by number of months in each period	9	9
Average monthly service revenue per customer	$52.90	$52.83

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

(7)    Postpaid churn rate represents the percentage of the postpaid customer base that disconnects service each month.

          Components of Operating Income

Nine Months Ended September 30,	2010	2009	Change	Percentage Change
(Dollars in thousands)
Retail service	$2,594,641	$2,611,342	$(16,701)	(1)%
Inbound roaming	185,745	191,047	(5,302)	(3)%
Other	140,701	139,331	1,370	1%
Service revenues	2,921,087	2,941,720	(20,633)	(1)%
Equipment sales	193,444	212,062	(18,618)	(9)%
Total operating revenues	3,114,531	3,153,782	(39,251)	(1)%

System operations (excluding Depreciation, amortization and accretion reported below)	638,677	600,308	38,369	6%
Cost of equipment sold	512,361	531,110	(18,749)	(4)%
Selling, general and administrative	1,321,720	1,274,261	47,459	4%
Depreciation, amortization and accretion	432,405	422,707	9,698	2%
Loss on asset disposals, net	8,407	8,641	(234)	(3)%
Total operating expenses	2,913,570	2,837,027	76,543	3%
Operating income	$200,961	$316,755	$(115,794)	(37)%

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

•       The average number of customers decreased to 6,135,000 in 2010 from 6,187,000 in 2009.

•       Average monthly retail service revenue per customer increased slightly to $46.99 in 2010 from $46.90 in 2009. The net increase resulted from growth in revenues from data products and services and revenues related to regulatory cost recovery, which together offset a decline in revenues from voice services.  The increase in average monthly retail service revenue per customer also reflects the impact of a reduction in the number of lower revenue reseller customers.

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

Revenues from data products and services totaled $645.4 million in 2010 and $493.2 million in 2009, and represented 22% of service revenues in 2010 compared to 17% of service revenues in 2009. Such growth, which positively impacted average monthly retail service revenue per customer, reflected customers’ continued and increasing usage of U.S. Cellular’s text, picture, and video messaging services, easyedgeSM service and applications, premium mobile Internet services, smartphone handsets and services, and modems.  In March 2010, U.S. Cellular launched new data offerings for its prepaid customers, which included picture and video messaging, ringtones, email services, and easyedgeSM service and applications. U.S. Cellular expects that the growth in revenues from data products and services will continue as customers increasingly purchase premium and smartphone devices along with data plans and applications and utilize U.S. Cellular’s 3G network. U.S. Cellular’s 3G network covered approximately 98% of its customers as of September 30, 2010. Effective for the fourth quarter of 2010, U.S. Cellular will no longer separately disclose revenues from data products and services as the determination of such revenues is increasingly dependent on allocations of bundled service prices to multiple bundled elements.

Revenues related to regulatory cost recovery increased due to an increase in the USF contribution rates established by the FCC (most of the USF contribution revenues for amounts passed through to customers are offset by expenses as discussed below).

On October 1, 2010, U.S. Cellular launched The Belief Project, as discussed in the Overview section above. In connection with such launch, U.S. Cellular elected to early adopt the provisions of Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements—a consensus of FASB Emerging Issues Task Force (“ASU 2009-13”), as discussed in Note 3 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. In accordance with ASU 2009-13, U.S. Cellular will be required to defer the recognition of revenue related to amounts billed to customers that are attributed to loyalty rewards points until such points are redeemed or expire; thus, ASU 2009-13 will impact the timing of recognition of revenue attributable to loyalty reward points beginning in the fourth quarter of 2010. Generally, the impact of this deferral is not expected to be significant to total Retail service revenues in 2010 or 2011.

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

The decrease in 2010 equipment sales revenues was driven by declines of 6% in average revenue per handset sold and 5% in total handsets sold. Average revenue per handset sold declined due to aggressive promotional pricing across all categories of handsets.

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

Key components of the overall increase in System operations expenses were as follows:

•        Maintenance, utility and cell site expenses increased $20.2 million, or 8%, driven primarily by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,524 at September 30, 2010 and 7,161 at September 30, 2009, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets.

•        Customer usage expenses increased $17.9 million, or 9%, primarily due to an increase in data usage.

U.S. Cellular expects total System operations expenses to increase on a year-over-year basis in the foreseeable future, driven by the continued growth in cell sites and data usage.

Cost of equipment sold

Cost of equipment sold decreased in 2010 primarily due to a 5% decline in total handsets sold partially offset by a slight increase in the average cost per handset.

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

Key components of the net increase in Selling, general and administrative expenses in 2010 were as follows:

•        Selling and marketing expenses increased by $3.3 million primarily due to higher sales related expenses, partially offset by lower advertising expense and lower commissions expense reflecting fewer eligible customer additions.

•        General and administrative expenses increased $44.2 million due to higher USF contributions (most of the USF contribution expenses are offset by revenues for amounts passed through to customers as discussed above); higher costs related to marketing initiatives and investments in multi-year initiatives for business support systems as described in the Overview section, and general employee related expenses. These increases were partially offset by a reduction in bad debts expense.

U.S. Cellular expects Selling, general and administrative expenses to increase on a year-over-year basis in the foreseeable future driven primarily by increases in expenses associated with acquiring, serving and retaining customers, as well as costs related to its multi-year initiatives.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased primarily due to an increase in the gross property, plant and equipment balances from 2009 to 2010.

See “Financial Resources” and “Liquidity and Capital Resources” for a discussion of U.S. Cellular’s capital expenditures.

Components of Other Income (Expense)

Nine Months Ended September 30,	2010	2009	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating income	$200,961	$316,755	$(115,794)	(37)%

Equity in earnings of unconsolidated entities	74,418	73,247	1,171	2%
Interest and dividend income	2,984	2,648	336	13%
Interest expense	(48,918)	(59,065)	10,147	17%
Other, net	(213)	1,183	(1,396)	>(100)%
Total investment and other income (expense)	28,271	18,013	10,258	57%

Income before income taxes	229,232	334,768	(105,536)	(32)%
Income tax expense	86,894	117,026	(30,132)	(26)%

Net income	142,338	217,742	(75,404)	(35)%
Less: Net income attributable to noncontrolling interests, net of tax	(16,858)	(17,583)	725	4%
Net income attributable to U.S. Cellular shareholders	$125,480	$200,159	$(74,679)	(37)%

Basic earnings per share attributable to U.S. Cellular shareholders	$1.45	$2.30	$(0.85)	(37)%
Diluted earnings per share attributable to U.S. Cellular shareholders	$1.45	$2.29	$(0.84)	(37)%

        Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents U.S. Cellular’s share of net income from the entities in which it has an interest and follows the equity method of accounting. U.S. Cellular generally follows the equity method of accounting for unconsolidated entities in which its ownership interest is less than or equal to 50% but equals or exceeds 20% for corporations and 3% for partnerships and limited liability companies.

U.S. Cellular’s investment in the LA Partnership contributed $49.5 million to Equity in earnings of unconsolidated entities in 2010 and 2009.

Interest expense

Interest expense decreased year-over-year due to the redemption of U.S. Cellular’s $130.0 million, 8.75% senior notes in December 2009.

Income tax expense

See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of income tax expense and the overall effective tax rate on Income before income taxes.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Components of Operating Income

Three Months Ended September 30,	2010	2009	Change	Percentage Change
(Dollars in thousands)
Retail service	$865,766	$864,862	$904	—
Inbound roaming	72,901	68,767	4,134	6%
Other	44,836	50,289	(5,453)	(11)%
Service revenues	983,503	983,918	(415)	—
Equipment sales	77,278	73,377	3,901	5%
Total operating revenues	1,060,781	1,057,295	3,486	—

System operations (excluding Depreciation, amortization and accretion reported below)	218,021	205,611	12,410	6%
Cost of equipment sold	189,291	189,354	(63)	—
Selling, general and administrative	446,938	454,645	(7,707)	(2)%
Depreciation, amortization and accretion	144,717	146,052	(1,335)	(1)%
Loss on asset disposals, net	1,981	2,085	(104)	(5)%
Total operating expenses	1,000,948	997,747	3,201	—
Operating income	$59,833	$59,548	$285	—

Operating Revenues

Retail service revenues

Retail service revenues were essentially flat in 2010 compared to 2009 as an increase in revenues from data products and services offset a decline in revenues from voice services.

•        The average number of customers decreased to 6,124,000 in 2010 from 6,138,000 in 2009.

•        Average monthly retail service revenue per customer increased less than 1% to $47.12 in 2010 compared to $46.97 in 2009. The net increase resulted primarily from growth in revenues from data products and services and revenues related to regulatory cost recovery, which together offset a decline in revenues from voice services. The increase in average monthly retail service revenue per customer also reflects the impact of a reduction in the number of lower revenue reseller customers.

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

Revenues from data products and services totaled $228.9 million in 2010 and $174.3 million in 2009, and represented 23% of total service revenues in 2010 compared to 18% of total service revenues in 2009. Such growth, which positively impacted average monthly retail service revenue per customer, reflected customers’ continued and increasing usage of U.S. Cellular’s text, picture, and video messaging services, easyedgeSM service and applications, premium mobile Internet services, smartphone handsets and services, and modems.

Revenues related to regulatory cost recovery increased due to an increase in the USF contribution rates established by the FCC.

Inbound roaming revenues

The increase in Inbound roaming revenues in 2010 was primarily due to an increase in data roaming.

Other revenues

In August 2010, the Universal Service Administrative Company received orders from the FCC to modify the interim cap imposed in August 2008 on high-cost USF support. The adjusted interim cap reduced U.S. Cellular’s ETC revenues for the period from August 2008 through August 2010 on a retroactive basis by $5.4 million. This reduction to ETC revenues was recorded in the quarter ended September 30, 2010.

Equipment sales revenues

The increase in 2010 Equipment sales revenues was driven by an increase in average revenue per handset sold of 12% due to a shift in mix of handsets purchased by customers to handsets with expanded capabilities, such as smartphones. This was partially offset by a 7% decline in the total number of handsets sold.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the overall increase in System operations expenses were as follows:

•        Maintenance, utility and cell site expenses increased $6.1 million, or 7%, driven primarily by an increase in the number of cell sites within U.S. Cellular’s network.

•        Customer usage expenses on U.S. Cellular’s systems increased $7.5 million, or 11%, primarily due to an increase in data usage.

Cost of equipment sold

Cost of equipment sold remained essentially flat in 2010 compared to 2009 due to a decrease of 7% in total handsets sold, partially offset by a shift in the mix of handsets purchased by customers to handsets with expanded capabilities, such as smartphones, which resulted in an increase of 4% in average cost per handset sold.

Selling, general and administrative expenses

Key components of the net decrease in Selling, general and administrative expenses were as follows:

•        Selling and marketing expenses increased by $3.2 million primarily due to higher sales related expenses,an increase in advertising expense, and partially offset by lower commissions expense reflecting fewer eligible customer additions.

•        General and administrative expenses decreased $10.9 milliondue toa decrease in bad debts expense and lower employee related expenses. Partially offsetting these decreases were higher costs related to investments in marketing initiatives and multi-year initiatives for business support systems as described in the Overview sectionand higher USF contributions (most of the USF contribution expenses are offset by revenues for amounts passed through to customers as discussed above).

Components of Other Income (Expense)

Three Months Ended September 30,	2010	2009	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating income	$59,833	$59,548	$285	—

Equity in earnings of unconsolidated entities	23,971	23,126	845	4%
Interest and dividend income	1,101	1,420	(319)	(22)%
Interest expense	(15,956)	(19,782)	3,826	19%
Other, net	(620)	905	(1,525)	>(100)%
Total investment and other income (expense)	8,496	5,669	2,827	50%

Income before income taxes	68,329	65,217	3,112	5%
Income tax expense	25,051	25,279	(228)	(1)%

Net income	43,278	39,938	3,340	8%
Less: Net income attributable to noncontrolling interests, net of tax	(5,920)	(5,606)	(314)	(6)%
Net income attributable to U.S. Cellular shareholders	$37,358	$34,332	$3,026	9%

Basic earnings per share attributable to U.S. Cellular shareholders	$0.43	$0.40	$0.03	8%
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.43	$0.39	$0.04	10%

Equity in earnings from unconsolidated entities

U.S. Cellular’s investment in the LA Partnership contributed $16.1 million and $15.5 million to Equity in earnings from unconsolidated entities in 2010 and 2009, respectively.

Interest expense

Interest expense decreased year-over-year due to the redemption of U.S. Cellular’s $130.0 million, 8.75% senior notes in December 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are not expected to have a significant effect on U.S. Cellular’s financial condition or results of operations except as described in Note 3 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

FINANCIAL RESOURCES

U.S. Cellular operates a capital‑ and marketing‑intensive business. U.S. Cellular utilizes cash from its operating activities, cash proceeds from divestitures, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and Common Share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize U.S. Cellular’s cash flow activities in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

	2010	2009

(Dollars in thousands)
Cash flows from (used in):
Operating activities	$584,013	$637,694
Investing activities	(554,457)	(368,890)
Financing activities	(54,675)	(34,906)
Net increase (decrease) in cash and cash equivalents	$(25,119)	$233,898

Cash Flows from Operating Activities

The following table presents Adjusted OIBDA and is included for purposes of analyzing operating activities. U.S. Cellular believes this measure provides useful information to investors regarding U.S. Cellular’s financial condition and results of operations because it highlights certain key cash and non-cash items and their impacts on cash flows from operating activities:

	2010	2009
(Dollars in thousands)
Operating income	$200,961	$316,755
Non-cash items
Depreciation, amortization and accretion	432,405	422,707
Loss on asset disposals, net	8,407	8,641
Adjusted OIBDA (1) (2)	$641,773	$748,103

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

Cash flows from operating activities in 2010 were $584.0 million, a decrease of $53.7 million from 2009.  Significant changes included the following:

•        Adjusted OIBDA, as shown in the table above, decreased by $106.3 million primarily due to a decrease in operating income.  See discussion in the “Results of Operations” for factors that affected operating income.

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

•        Income tax payments, net of refunds increased by $43.0 million to $68.4 million in 2010 from $25.4 million in 2009.  This increase primarily relates to tax payments made in 2010 related to the 2009 tax year and increased tax payments made before the bonus depreciation deduction for 2010 was enacted in September 2010.  U.S. Cellular expects the enactment of bonus depreciation in September 2010 to reduce current income tax expense for the year ending December 31, 2010 and income taxes payable attributable to such year by approximately $82 million.  The impact of the enactment of bonus depreciation in September 2010 decreased Accrued taxes (resulting in Prepaid income taxes) and increased Net deferred income tax liability (noncurrent) by $62 million at September 30, 2010.

•        Changes in accounts receivable required $46.3 million and $106.4 million in 2010 and 2009, respectively, causing a year-over-year increase in cash flows of $60.1 million.  Changes in inventory provided $32.7 million in 2010 and required $4.5 million in 2009, resulting in a $37.2 million increase in cash flows.  Accounts receivable and inventory balances can fluctuate significantly based on the timing of promotions.

•        Changes in accounts payable required $59.2 million and $14.4 million in 2010 and 2009, respectively, causing a year-over-year decrease in cash flows of $44.7 million. Changes in accounts payable were primarily driven by payment timing differences.

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

Cash used for property, plant and equipment and system development expenditures totaled $379.7 million in 2010 and $357.8 million in 2009.  These expenditures were made to construct new cell sites, increase capacity in existing cell sites and switches, upgrade technology including the overlay of 3G technology in certain markets, develop new and enhance existing office systems, and construct new and remodel existing retail stores.

Cash payments for acquisitions in 2010 and 2009 were as follows:

	2010	2009
(Dollars in thousands)
U.S. Cellular licenses	$10,501	$12,250
Other	—	277
Total	$10,501	$12,527

In 2010, U.S. Cellular invested $190.3 million in U.S. treasuries and corporate notes with maturities of greater than three months from the acquisition date. U.S. Cellular also realized proceeds of $25.3 million in 2010 related to the maturities of its investments in U.S. treasuries and corporate notes.

Cash Flows from Financing Activities

In 2010 and 2009, U.S. Cellular repurchased Common Shares at an aggregate cost of $40.5 million and $24.3 million, respectively.  See Note 11 — Common Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

Free Cash Flow

The following table presents Free cash flow.  U.S. Cellular believes that Free cash flow as reported by U.S. Cellular may be useful to investors and other users of its financial information in evaluating the amount of cash generated by business operations, after capital expenditures.

	2010	2009
(Dollars in thousands)
Cash flows from operating activities	$584,013	$637,694
Capital expenditures	(379,692)	(357,770)
Free cash flow (1)	$204,321	$279,924

(1)     Free cash flow is defined as Cash flows from operating activities less Capital expenditures. Free cash flow is a non-GAAP financial measure.

See Cash flows from Operating Activities and Cash flows from Investing Activities for details on the changes to the components of Free cash flow.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, U.S. Cellular had Cash and cash equivalents, Short-term investments and Long-term investments totaling $436.2 million, as discussed in more detail below.  U.S. Cellular believes that existing cash and investments balances, expected cash flows from operating activities and funds available under its revolving credit facility provide substantial liquidity and financial flexibility for U.S. Cellular to meet its normal financing needs (including working capital, construction and development expenditures, and share repurchases under its approved program) for the foreseeable future. In addition, U.S. Cellular may have access to public and private capital markets to help meet its financing needs.

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

        U.S. Cellular cannot provide assurances that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur. Economic conditions, changes in financial markets or other factors could restrict U.S. Cellular’s liquidity and availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development, acquisition or share repurchase programs. Such reductions could have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Cash and Cash Equivalents

At September 30, 2010, U.S. Cellular had $269.3 million in cash and cash equivalents, which included cash and short-term, highly liquid investments with original maturities of three months or less. The primary objective of U.S. Cellular’s cash and cash equivalents investment activities is to preserve principal.  At September 30, 2010, the majority of U.S. Cellular’s cash and cash equivalents was held in money market funds that invest exclusively in U.S. Treasury securities with original maturities of less than three months or in repurchase agreements fully collateralized by such obligations.  U.S. Cellular monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Short-term and Long-term Investments

At September 30, 2010, U.S. Cellular had $120.8 million in Short-term investments and $46.2 million in Long-term investments. Short-term and Long-term investments consist of Certificates of deposit (Short-term only), U.S. treasuries and corporate notes, all of which are designated as held-to-maturity investments, and are recorded at amortized cost in the Consolidated Balance Sheet.  The corporate notes are guaranteed by the Federal Deposit Insurance Corporation.  For these investments, U.S. Cellular’s objective is to earn a higher rate of return on cash balances that are not anticipated to be required to meet liquidity needs in the foreseeable future, while maintaining a low level of investment risk.  See Note 4 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional details on Short-term and Long-term investments.

Revolving Credit Facility

U.S. Cellular has a $300 million revolving credit facility available for general corporate purposes.  At September 30, 2010, there were no outstanding borrowings and $0.2 million of outstanding letters of credit, leaving $299.8 million available for use.  In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated June 30, 2009 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At September 30, 2010, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

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

During the third quarter of 2010, U.S. Cellular’s credit rating was downgraded from BBB+ to BBB by Fitch Ratings.  As of September 30, 2010, U.S. Cellular’s credit ratings from the nationally recognized credit rating agencies including Fitch Ratings remained at investment grade.

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. The covenants also prescribe certain terms associated with intercompany loans from TDS or TDS subsidiaries to U.S. Cellular or U.S. Cellular subsidiaries.  U.S. Cellular believes it was in compliance as of September 30, 2010 with all of the covenants and requirements set forth in its revolving credit facility. There were no intercompany loans at September 30, 2010 or 2009.

U.S. Cellular may seek to renegotiate its revolving credit facility prior to its expiration date (June 2012) if U.S. Cellular is able to obtain more favorable terms.

Long-Term Financing

U.S. Cellular had the following public debt outstanding as of September 30, 2010:

•        $544,000,000 aggregate principal amount of 6.7% senior notes due December 15, 2033. U.S. Cellular may redeem such notes, in whole or in part, at any time prior to maturity at a redemption price equal to the greater of (a) 100% of the principal amount of such notes, plus accrued but unpaid interest, or (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 30 basis points.

•        $330,000,000 aggregate principal amount of 7.5% senior notes due June 15, 2034. U.S. Cellular may redeem the notes, in whole or in part, at any time on or after June 17, 2009, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.

U.S. Cellular’s long-term debt indenture does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.  U.S. Cellular believes it was in compliance as of September 30, 2010 with all covenants and other requirements set forth in its long-term debt indenture.  U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indenture.

The long-term debt principal payments due for the remainder of 2010 and the next four years represent less than 1% of the total long-term debt obligation at September 30, 2010.  Refer to Market Risk — Long-Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2009 for additional information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s long-term debt.

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

U.S. Cellular has an effective shelf registration statement on Form S-3 that it can use to issue senior debt securities that can be used for general corporate purposes, including to finance the redemption of any of the above existing debt.  The U.S. Cellular shelf registration statement permits U.S. Cellular to issue at any time and from time to time, senior debt securities in one or more offerings up to an aggregate principal amount of $500,000,000. The ability of U.S. Cellular to complete an offering pursuant to such shelf registration statement is subject to market conditions and other factors at the time.

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

U.S. Cellular plans to finance its capital expenditures program for 2010 using cash flows from operating activities, existing cash balances, short-term investments and, if necessary, short-term debt.

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

Contractual and Other Obligations

There was no material change between December 31, 2009 and September 30, 2010 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2009 other than changes in the ordinary course of business and the commitments described below.

On August 17, 2010, U.S. Cellular and Amdocs entered into agreements to develop a Billing and Operational Support System (“B/OSS”).  Amdocs will license to U.S. Cellular certain customer order and relationship management, revenue management and billing software relating to the B/OSS.

The implementation of the B/OSS licensed systems commenced in September 2010, and is expected to take approximately two years to complete.  The total estimated amount to be paid to Amdocs with respect to the agreements for delivery of the B/OSS is $73 million, paid out over the period from August 2010 through September 2012. U.S. Cellular anticipates capitalizing a majority of these costs as Systems development costs and amortizing such capitalized costs over the estimated useful life of the B/OSS system.  U.S. Cellular also is committed to purchase maintenance for an aggregate amount of $36.4 million over a period of seven years, beginning in 2013.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with GAAP.  U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in U.S. Cellular’s Form 10-K for the year ended December 31, 2009.  Changes to significant accounting policies are discussed in Note 3 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of this Form 10-Q.  There were no material changes to U.S. Cellular’s application of critical accounting policies and estimates during the nine months ended September 30, 2010.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that U.S. Cellular intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words "believes," "anticipates," "estimates," "expects," "plans," "intends," “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward‑looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward‑looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully discussed under “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2009.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  U.S. Cellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the Risk Factors in U.S. Cellular’s Form 10-K for the year ended December 31, 2009, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to U.S. Cellular’s business.

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

•        Early redemptions or repurchases of debt, issuances of debt, changes in operating leases, changes in purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations in U.S. Cellular’s Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in U.S. Cellular’s most recent Annual Report on Form 10-K, as updated by the Quarterly Reports on Form 10-Q, to be different from the amounts actually incurred.

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

See Note 4 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair market value of U.S. Cellular’s long-term debt as of September 30, 2010.

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s Chief Executive Officer and Chief Financial Officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of September 30, 2010, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect U.S. Cellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2009 may not be the only risks that could affect U.S. Cellular.  Additional unidentified or unrecognized risks and uncertainties could materially adversely affect U.S. Cellular’s business, financial condition and/or operating results. In addition, you are referred to the above Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly the section captioned “Overview — Recent Developments,” for disclosures related to the FCC’s National Broadband Plan and other developments that have occurred since U.S. Cellular filed its Form 10-K for the year ended December 31, 2009. Subject to the foregoing, U.S. Cellular has not identified for disclosure any material changes to the risk factors as previously disclosed in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

	(a)	(b)	(c)	(d)
Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2010	128,401	$41.59	128,401	1,858,555
August 1 - 31, 2010	176,776	43.37	176,776	1,681,779
September 1 - 30, 2010	141,491	43.04	141,491	1,540,288
Total for or as of end of the quarter ended September 30, 2010	446,668	42.75	446,668	1,540,288

The following is additional information with respect to the foregoing authorization:

i.      The date the program was announced was November 20, 2009 by Form 8-K

ii.   The amount approved was up to 1,300,000 U.S. Cellular Common shares on an annual basis in 2009 and continuing each year thereafter on a cumulative basis.

iii.  There is no expiration date for the program.

iv.  The authorization did not expire during the third quarter of 2010.

v.   U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program prior to expiration, or cease making further purchases thereunder, during the third quarter of 2010.

Item 5. Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular did not borrow or repay any amounts under its revolving credit facility in the third quarter of 2010. U.S. Cellular had no borrowings outstanding under its revolving credit facility as of September 30, 2010.

A description of U.S. Cellular’s revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated June 30, 2009 and is incorporated by reference herein.

Item 6. Exhibits

Exhibit 10.1 — Amendment dated January 30, 2010 to Employment, Consulting and General Release Agreement dated November 3, 2009 between U.S. Cellular and Jay M. Ellison is hereby incorporated by reference to Exhibit 10 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

Exhibit 10.2 — Terms of Letter Agreement dated May 3, 2010 between U.S. Cellular and Mary N. Dillon, is hereby incorporated by reference from Exhibit 99.2 to U.S. Cellular’s Current Report on Form 8-K dated May 6, 2010.

Exhibit 10.3 — U.S. Cellular 2005 Long-Term Incentive Plan 2010 Stock Option Award Agreement evidencing U.S. Cellular stock options granted to Mary N. Dillon on June 1, 2010 (with accelerated vesting in the event of termination without cause or for good reason), is hereby incorporated by reference from Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2010.

Exhibit 10.4 — U.S. Cellular 2005 Long-Term Incentive Plan 2010 Restricted Stock Unit Award Agreement evidencing U.S. Cellular restricted stock units granted to Mary N. Dillon on June 1, 2010 (with accelerated vesting in the event of termination without cause or for good reason), is hereby incorporated by reference from Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2010.

Exhibit 10.5 — U.S. Cellular 2005 Long-Term Incentive Plan 2010 Stock Option Award Agreement evidencing U.S. Cellular stock options granted to Mary N. Dillon on June 1, 2010 (without accelerated vesting in the event of termination without cause or for good reason), is hereby incorporated by reference from Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2010.

Exhibit 10.6 — U.S. Cellular 2005 Long-Term Incentive Plan 2010 Restricted Stock Unit Award Agreement evidencing U.S. Cellular restricted stock units granted to Mary N. Dillon on June 1, 2010 (without accelerated vesting in the event of termination without cause or for good reason), is hereby incorporated by reference from Exhibit 10.4 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2010.

Exhibit 10.7 — U.S. Cellular 2010 Executive Officer Annual Incentive Plan Effective January 1, 2010, is hereby incorporated by reference from Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated June 7, 2010.

Exhibit 10.8  — Master Service Agreement entered into by United States Cellular Corporation and Amdocs Software Systems Limited on August 17, 2010 to develop a Billing and Operational Support System (“B/OSS”) with a new point-of-sale system to consolidate billing on one platform.*

Exhibit 10.9 — Software License and Maintenance Agreement entered into by United States Cellular Corporation and Amdocs Software Systems Limited on August 17, 2010 to develop a Billing and Operational Support System (“B/OSS”) with a new point-of-sale system to consolidate billing on one platform.*

Exhibit 11 — Statement regarding computation of per share earnings is included herein as Note 6 — Earnings Per Share in the Notes to Consolidated Financial Statements.

Exhibit 12 — Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 31.1 — Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 — Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 — Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 — Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS — XBRL Instance Document

Exhibit 101.SCH — XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE — XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL — XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB — XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Linkbase Document

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

* Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	November 4, 2010	/s/ Mary N. Dillon
Mary N. Dillon President and Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2010	/s/ Steven T. Campbell
Steven T. Campbell Executive Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	November 4, 2010	/s/ Kenneth R. Meyers
Kenneth R. Meyers Chief Accounting Officer (Principal Accounting Officer)

Date:	November 4, 2010	/s/ Ljubica A. Petrich
Ljubica A. Petrich Vice President and Controller

Signature page for the U.S. Cellular 2010 Third Quarter Form 10-Q