Form 10-K
period 2010-12-31
UNITED STATES CELLULAR CORP
filed 2011-02-25
CIK 821130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s Common Shares held by nonaffiliates was approximately $630.0 million, based upon the closing price of the Common Shares on June 30, 2010 of $41.15, as reported by the New York Stock Exchange.  For purposes hereof, it was assumed that each director, executive officer and holder of 10% or more of any class of voting equity security of U.S. Cellular is an affiliate.

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2011, is 52,536,707 Common Shares, $1 par value, and 33,005,877 Series A Common Shares, $1 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the registrant’s 2010 Annual Report to Shareholders filed as Exhibit 13 hereto, and of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2011 Annual Meeting of Shareholders scheduled to be held May 17, 2011, described in the cross reference sheet and table of contents included herein, are incorporated by reference into Parts II and III of this report.

United States Cellular Corporation

Annual Report on Form 10-K

For The Period Ended December 31, 2010

CROSS REFERENCE SHEET AND TABLE OF CONTENTS

		Page Number or Reference (1)
Part I
Item 1.	Business	1
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	28
Item 2.	Properties	28
Item 3.	Legal Proceedings	28
Item 4.	[Removed and Reserved]	28

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29	(2)
Item 6.	Selected Financial Data	29	(3)
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29	(4)
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	30	(5)
Item 8.	Financial Statements and Supplementary Data	30	(6)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	30
Item 9A.	Controls and Procedures	30
Item 9B.	Other Information	31

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	32	(7)
Item 11.	Executive Compensation	32	(8)
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32	(9)
Item 13.	Certain Relationships and Related Transactions, and Director Independence	32	(10)
Item 14.	Principal Accountant Fees and Services	32	(11)

Part IV
Item 15.	Exhibits and Financial Statement Schedules	33

(1)

Parenthetical references are to information incorporated by reference from Exhibit 13 hereto, which includes portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2010 (“Annual Report”) and from the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2011 Annual Meeting of Shareholders (“Proxy Statement”) to be filed on or prior to April 30, 2011.

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
(6)

Annual Report sections entitled “Consolidated Statement of Operations,” “Consolidated Statement of Cash Flows,” “Consolidated Balance Sheet,” “Consolidated Statement of Changes in Equity,” “Consolidated Statement of Comprehensive Income,” “Notes to Consolidated Financial Statements,” “Consolidated Quarterly Information (Unaudited),” “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

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

UNITED STATES CELLULAR CORPORATION
8410 WEST BRYN MAWR AVENUE, CHICAGO ILLINOIS 60631
TELEPHONE (773) 399-8900

PART I

Item 1.  Business

General

United States Cellular Corporation (“U.S. Cellular”) was incorporated under the laws of the state of Delaware in 1983. At December 31, 2010, U.S. Cellular provided wireless voice and data services to 6.1 million customers in five geographic market areas in 26 states. U.S. Cellular believes that it is the sixth largest wireless operating company in the United States at December 31, 2010 based on internally prepared calculations of the aggregate number of customers in its consolidated markets compared to the number of customers disclosed by other wireless companies in their publicly released information.  U.S. Cellular operates in one reportable segment, wireless operations, and all of its wireless operating markets are in the United States.

U.S. Cellular has its principal executive offices at 8410 West Bryn Mawr, Chicago, Illinois 60631 (telephone number 773-399-8900).  The Common Shares of U.S. Cellular are listed on the New York Stock Exchange under the symbol “USM.”  U.S. Cellular’s 7.5% Senior Notes are listed on the New York Stock Exchange (“NYSE”) under the symbol “UZV.”  U.S. Cellular is a majority-owned subsidiary of Telephone and Data Systems, Inc. (NYSE symbol “TDS”).  As of December 31, 2010, TDS owned 83% of the combined total of the outstanding Common Shares and Series A Common Shares of U.S. Cellular and controlled 96% of the combined voting power of both classes of common stock.

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

Wireless Interests

U.S. Cellular is a wireless telecommunications service provider.  U.S. Cellular operates its wireless systems under an organizational structure in which it groups its markets (geographic service areas as defined by the Federal Communications Commission (“FCC”) in which wireless carriers are licensed, for fixed terms, to provide service) into geographic market areas to offer customers large service areas that primarily utilize U.S. Cellular’s network.  Since 1985, when it began providing wireless telecommunications service in Knoxville, Tennessee and Tulsa, Oklahoma, U.S. Cellular has expanded its wireless networks and customer service operations to cover five geographic market areas in portions of 26 states, which collectively represent a total population of 46.5 million as of December 31, 2010.  U.S. Cellular uses roaming agreements with other wireless carriers to provide service to its customers in areas not covered by U.S. Cellular’s network.

U.S. Cellular is subject to regulation by the FCC as a provider of wireless communication services. The FCC regulates the licensing, construction, and operation of providers of wireless communications systems, as well as the provision of services over those systems.  See “Regulation” below for further discussion regarding licenses as well as the regulations promulgated by the FCC.

U.S. Cellular’s ownership interests in wireless licenses include both consolidated and investment interests in licenses covering portions of 35 states and a total population of 90.5 million at December 31, 2010.

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

Total market population measures are provided to allow comparison of the relative size of each of U.S. Cellular’s geographic market areas to its total consolidated markets and consolidated operating markets, as defined below.  The total population of U.S. Cellular’s consolidated markets may have no direct relationship to the number of wireless customers or the revenues that may be realized from the operation of the related wireless systems.  In addition, population equivalents for investment interests have been provided to allow comparison to the relative size of U.S. Cellular’s consolidated markets.

For both consolidated markets and consolidated operating markets, the tables below aggregate the total population within each geographic market area at December 31, 2010, regardless of U.S. Cellular’s percentage ownership in the licenses included in such geographic market areas.

Total Consolidated Markets (Including non-operating markets)

Geographic Market Areas	Population (1)	Customers	Penetration	States
Central	64,232,000	3,850,000	6.0%	AL, AR, CO, FL, GA, IA, IL, IN, KS, KY, LA, MI, MN, MO, MS, NE, OH, OK, SD, TX, WI
Mid-Atlantic	19,741,000	1,150,000	5.8%	MD, NC, PA, SC, TN, VA, WV
New England	2,849,000	481,000	16.9%	ME, NH, VT
Northwest	3,161,000	399,000	12.6%	CA, OR, WA
New York	485,000	192,000	39.6%	NY
Total	90,468,000	6,072,000	6.7%

(1)

Represents 100% of the population of the licensed areas which U.S. Cellular consolidates, based on 2009 Claritas population estimates. “Population” in this context includes only the areas covering such markets and is used only for the purposes of calculating market penetration and is not related to “population equivalents,” as defined below. It also includes 100% of the population of two licensed areas where U.S. Cellular owns a controlling interest and has contracted with another wireless operator to manage the operations.

Consolidated Operating Markets

Geographic Market Areas	Population (1)	Customers	Penetration	States
Central	32,989,000	3,850,000	11.7%	IA, IL, IN, KS, MI, MN, MO, NE, OH, OK, TX, WI
Mid-Atlantic	7,858,000	1,150,000	14.6%	MD, NC, PA, SC, TN, VA, WV
New England	2,849,000	481,000	16.9%	ME, NH, VT
Northwest	2,365,000	399,000	16.9%	CA, OR, WA
New York	485,000	192,000	39.6%	NY
Total	46,546,000	6,072,000	13.0%

(1)

Represents 100% of the population of the licensed areas which U.S. Cellular consolidates and are in operation, based on 2009 Claritas population estimates. “Population” in this context includes only the areas covering such markets and is used only for the purposes of calculating market penetration and is not related to “population equivalents,” as defined below. It also includes 100% of the population of two licensed areas where U.S. Cellular owns a controlling interest and has contracted with another wireless operator to manage the operations.

Investment Markets

The following table summarizes the markets in which U.S. Cellular owns an investment interest at December 31, 2010.  For licenses in which U.S. Cellular owns an investment interest, the related population equivalents are shown, defined as the total population of each licensed area multiplied by U.S. Cellular’s ownership interest in each such license.

Market Area/Market	Population (1)	Current Percentage Interest (2)	Current Population Equivalents (3)
Los Angeles/Oxnard, CA	18,259,000	5.5%	1,004,000
Oklahoma City, OK	1,164,000	14.6%	170,000
Others (fewer than 100,000 population equivalents each)			345,000
Total population equivalents in investment markets			1,519,000

(1)	Represents 100% of the total population of the licensed area in which U.S. Cellular owns an interest based on 2009 Claritas population estimates.
(2)	Represents U.S. Cellular’s percentage ownership interest in the licensed area as of December 31, 2010.
(3)	“Current Population Equivalents” are derived by multiplying the amount in the “Population” column by the percentage interest indicated in the “Current Percentage Interest” column.

Business Development Strategy

U.S. Cellular’s business development strategy is to obtain interests in and access to wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas.  U.S. Cellular anticipates that grouping its operations into market areas will continue to provide it with certain economies in its capital and operating costs.  U.S. Cellular may continue to make opportunistic acquisitions or exchanges of markets that further strengthen its operating market areas and in other attractive markets. U.S. Cellular also believes that the acquisition of additional licenses within its operating territories will enhance its network capacity to meet its customers’ increased demand for data services. U.S. Cellular seeks to acquire noncontrolling interests in licenses in which it already owns the majority interest and/or operates the license.  From time to time, U.S. Cellular has divested outright or included in exchanges for other wireless interests certain consolidated and investment interests that were considered less essential to its operating strategy.  As part of this strategy, U.S. Cellular from time to time may be engaged in negotiations relating to the acquisition or exchange of companies, strategic properties or wireless spectrum or the disposition of properties.  In addition, U.S. Cellular may participate as a bidder, or member of a bidding group, in auctions for wireless spectrum administered by the FCC.

U.S. Cellular engaged in the following significant transactions to further enhance its operating market areas since 2005.

FCC Auctions.  From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services.  U.S. Cellular has participated in certain prior FCC auctions indirectly through its limited partnership interests.  Each entity qualified as a “designated entity” and thereby was eligible for bidding credits with respect to most licenses purchased in accordance with the rules defined by the FCC for each auction.  In most cases, the bidding credits resulted in a 25% discount from the gross winning bid.

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

Products and Services

Wireless Services.  U.S. Cellular’s postpaid customers are able to choose from a variety of national bundled plans with voice, messaging and data pricing that are designed to fit different usage patterns and customer needs.  The ability to help a customer find the right pricing plan is central to U.S. Cellular’s brand positioning.  U.S. Cellular offers national consumer plans that can be tailored to a customer’s needs with the addition of various packaged or bundled plans. Many plans enable small work groups or families to share the plan minutes, enabling customers to get more value for their money.  Business rate plans are offered to companies to meet their unique needs.  U.S. Cellular’s popular national plans price all calls, regardless of where they are made or received in the United States, as local calls with no long distance or roaming charges. All incoming calls, texts, and picture messages are free on currently offered plans.  Additionally, U.S. Cellular offers prepaid service plans, which include minutes, messaging and data in a variety of ways for a monthly fee.

During the fourth quarter of 2010, U.S. Cellular launched The Belief ProjectSM, a series of customer-focused initiatives developed to address consumers’ common frustrations with wireless service and to enhance the customer experience. The Belief Project recognizes customer loyalty with national bundled rate plans and industry-leading benefits without requiring customers to sign continuous contracts, and provides customers with the opportunity for new phones at promotional prices every 18 months. Customers with Belief Plans also automatically get loyalty reward points just for being a customer that can be used for accelerated phone upgrades in as little as 10 months. Points can also be used for other rewards such as additional lines, phones, accessories and ringtones.  Phone Replacement, the wireless industry’s only such program, allows customers on certain eligible Belief Plans to get a replacement phone of the same or a similar model if their phone is accidentally broken or malfunctioning — even if the phone is no longer under warranty. If the customer’s phone is lost or stolen, they can receive the same or similar replacement phone for $100.  All Belief Plans include Overage Cap, a free service that prevents voice overage charges from exceeding $50 for a National Single Line Belief Plan or $150 for a Family Belief Plan.

U.S. Cellular’s growing smartphone portfolio of AndroidTM-powered, BlackBerry® and Windows Mobile® wireless devices are a key part of its strategy to deliver wireless devices which allow customers to stay productive, entertained and connected on the go. Backed by U.S. Cellular’s high-speed nationwide third generation Evolution-Data Optimized (“3G”) network, U.S. Cellular’s smartphone messaging, data and internet services allow the customer to access the web, e-mail, social network sites, text, picture and video message, turn-by-turn GPS navigation with Your Navigator/Your Navigator Deluxe, and allow customers the ability to browse and, for AndroidTM users, download thousands of applications in the AndroidTM market to customize their wireless device to fit their lifestyle.

U.S. Cellular’s easyedgeSM brand of enhanced data services uses a Binary Runtime Environment for Wireless (“BREW”) technology which adds limited computer-like functionality to non-smartphone wireless devices, enabling applications to be downloaded over-the-air directly to the customer’s wireless device.  These enhanced data services include news, weather, sports information, games, ring tones and other services. U.S. Cellular also offers certain enhanced multimedia services, including Digital Radio, Mobile TV and 3D Gaming, over its 3G network.

U.S. Cellular plans on further expansion of its advanced data services in 2011 and beyond.

Wireless Devices. U.S. Cellular offers a comprehensive range of wireless devices such as handsets, modems and tablets for use by its customers.  All of the wireless devices that U.S. Cellular offers are compatible with its Code Division Multiple Access (“CDMA”) 3G and/or 1XRTT networks and are compliant with the FCC’s enhanced wireless 911 (“E-911”) requirements.  In addition, U.S. Cellular offers a wide range of accessories, such as carrying cases, hands-free devices, batteries, battery chargers, memory cards and other items to customers. U.S. Cellular also sells wireless devices to agents and other third-party distributors for resale. U.S. Cellular frequently discounts wireless devices sold to new and current customers and provides discounts on upgraded wireless devices to current customers in response to competition, in order to attract new customers or to retain existing customers by reducing the cost of becoming or remaining a wireless customer.  With “no contract after the first” from The Belief Project, customers who are on Belief Plans and eligible for a wireless device upgrade are able to obtain wireless devices at promotional prices without signing a new contract.

U.S. Cellular has established service facilities in many of its local markets to ensure quality service and repair of the wireless devices it sells.  These facilities allow U.S. Cellular to provide convenient and timely repair service to customers who experience device problems.  Additionally, U.S. Cellular offers several programs which allow the customer to receive a replacement device through a retail store or through direct mail.

During 2010, U.S. Cellular continued to bolster its expanding smartphone and tablet portfolio with the launch of high-performance AndroidTM-powered wireless devices, such as the Samsung AcclaimTM, an exclusive to U.S. Cellular, Samsung MesmerizeTM (a Galaxy STM smartphone), Samsung Galaxy TabTM, HTC DesireTM, LG ApexTM, and LG Optimus UTM. In addition, U.S. Cellular’s smartphone catalog expanded with the addition of several BlackBerry® and Windows Mobile® wireless devices, such as the BlackBerry® CurveTM 9330, BlackBerry® BoldTM, and Samsung ExecTM. U.S. Cellular’s competitive smartphone offerings play a significant role in driving data service usage and revenues.

U.S. Cellular purchases wireless devices and accessory products from a number of manufacturers, with the substantial majority of such purchases currently made from Samsung, LG InfoComm, Personal Communications Devices, Research In Motion, Motorola and Superior Communications. U.S. Cellular negotiates volume discounts with its suppliers and works with them in promoting specific equipment in its local advertising.  U.S. Cellular does not own significant product warehousing and distribution infrastructure.  Instead, it contracts with third party providers for substantially all of its product warehousing, distribution and direct customer fulfillment activities. U.S. Cellular also contracts with third party providers for services related to its Belief Project Rewards and Phone Replacement programs.

U.S. Cellular monitors the financial condition of all of its wireless devices and accessories suppliers.  Because U.S. Cellular purchases wireless devices and accessories from numerous suppliers, U.S. Cellular does not expect the financial condition of any single supplier to affect U.S. Cellular’s ability to offer a competitive variety of wireless devices and accessories for sale to customers.

Marketing

Customer Acquisition and Retention.  U.S. Cellular’s marketing plan is focused on acquiring, retaining and growing customer relationships by offering high-quality products and services built around customer needs at fair prices, supported by outstanding customer service. This approach drove the October 1, 2010 launch of The Belief Project. See “Products and Services” above for further information regarding The Belief Project.

U.S. Cellular operates under a unified brand name and logo, U.S. Cellular, across all its markets. In June 2008, U.S. Cellular launched a new branding campaign, Believe in Something BetterSM.  U.S. Cellular believes that creating positive connections with its customers enhances their wireless experience and builds customer loyalty.  In addition to the features of the Belief Plans, as mentioned above, U.S. Cellular currently offers several innovative, customer-centric programs and services, at no cost to the customer.  Under U.S. Cellular’s Battery Swap program, a customer can exchange a battery free of charge that is dead or dying for one that is fully charged.  The Overage Protection service provides customers peace-of-mind by receiving text message alerts when they come close to reaching their allowable monthly plan minutes or text messages in order to avoid overage charges. As the FCC considers a proposal that would require carriers to notify customers before they incur excessive charges, U.S. Cellular believes that it was the first to offer this service to all of its customers. My Contacts Backup offers extra security for customers knowing that they can retrieve their contact numbers if they lose or damage their wireless devices.  In its January 2011 issue, Consumer Reports posted the results of a consumer survey in which U.S. Cellular ranked first in overall satisfaction among all postpaid wireless carriers in the United States. U.S. Cellular was the only carrier to receive top scores in the value, voice, staff knowledge and issue resolved categories. The advantages that consumers cited in ranking U.S. Cellular highest in the industry included our high-speed nationwide network, competitive wireless device line-up and customer-centric programs.

U.S. Cellular increases customer awareness using traditional media such as television, radio, newspaper and direct mail advertising, and emerging media such as the Internet, social media and sponsorships.  U.S. Cellular has achieved its current level of penetration of its markets through a combination of a strong brand position, promotional advertising and broad distribution, and has been able to sustain a high customer retention rate based on its high-quality wireless network and outstanding customer service.  U.S. Cellular’s advertising is directed at attracting and retaining customers, improving potential customers’ awareness of the U.S. Cellular brand, increasing existing customers’ usage of U.S. Cellular’s services and increasing the public awareness and understanding of the wireless services it offers.  U.S. Cellular attempts to select the advertising and promotional media that are most appealing to the targeted groups of potential customers in each local market.  U.S. Cellular supplements its advertising with a focused public relations program that drives store traffic, supports sales of products and services, and builds brand awareness and preference.  The approach combines national and local media relations in mainstream and social media channels with market-wide activities, events, and sponsorships. Since 2008, U.S. Cellular has focused its giving strategy on the pressing needs of schools and has invested millions of dollars in its education initiatives, such as Calling All Communities and Calling All Teachers, which support schools and teachers in the communities U.S. Cellular serves.

U.S. Cellular historically has maintained a low postpaid customer churn rate by focusing on outstanding customer service through the development of processes that are more customer-friendly, extensive training of frontline sales and support associates and the implementation of retention programs.  The marketing plan highlights the value of U.S. Cellular’s service offerings and incorporates combinations of rate plans, additional value-added features and services and wireless devices which are designed to meet the needs of customers.

U.S. Cellular currently operates five regional customer care centers with personnel who are responsible for customer service activities, and two national financial services centers with personnel who perform credit and other customer payment activities.

Distribution Channels.  U.S. Cellular supports a multi-faceted distribution program, including retail sales and service centers, direct sales, and independent agents in the majority of its markets, plus the website and telesales for customers who wish to contact U.S. Cellular through the internet or by phone.

Company retail store locations are designed to market wireless products and services to the consumer and small business segments in a setting familiar to these types of customers.  Retail sales associates work in over 400 U.S. Cellular-operated retail stores and kiosks. Direct sales consultants market wireless service to mid-size business customers. Additionally, the U.S. Cellular website enables customers to activate service and purchase wireless devices online. In late 2009, U.S. Cellular launched enhancements to its website to provide search capabilities, shopping cart functionality and enhance the web order check out process. The launch of The Belief Project in October 2010 brought additional functionality to the on-line purchase process by making it easier to compare wireless devices and plans. The website also shows the value of U.S. Cellular plans compared to its top competitors and provides information on other customer needs.

U.S. Cellular maintains an ongoing training program to improve the effectiveness of retail sales associates and direct sales consultants by focusing their efforts on obtaining customers by facilitating the sale of appropriate packages for the customer’s expected usage and value-added services that meet customer needs.

U.S. Cellular has relationships with exclusive and non-exclusive agents, which are independent businesses that obtain customers for U.S. Cellular on a commission basis.  At December 31, 2010, U.S. Cellular had contracts with these businesses aggregating over 1,000 locations.  U.S. Cellular provides additional support and training to its exclusive agents to increase customer satisfaction for customers they serve.  U.S. Cellular’s agents are generally in the business of selling wireless devices, wireless service packages and other related products, and include major appliance dealers and car stereo companies.  No single agent accounted for 10% or more of U.S. Cellular’s operating revenues during the past three years.

U.S. Cellular also markets wireless service through resellers.  The resale business involves the sale of wholesale access and minutes to independent companies that package and resell wireless services to end-users.  These resellers generally provide prepaid and postpaid services to subscribers under their own brand names and also provide their own billing and customer service.  U.S. Cellular incurs no direct subscriber acquisition costs related to reseller customers.  At December 31, 2010, U.S. Cellular had approximately 343,000 customers of resellers.  For the year ended December 31, 2010, revenues from resale business were less than 1% of total service revenues.

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

U.S. Cellular’s main sources of revenues are from its own customers and from customers of competitors who roam on its network. The interconnectivity of wireless service enables a customer who is in a wireless service area other than the customer’s home service area (“a roamer”) to place or receive a call or use data in that service area.  U.S. Cellular has entered into reciprocal roaming agreements with operators of other wireless systems covering virtually all systems with CDMA technology in the United States, Canada and Mexico.  Roaming agreements offer customers the opportunity to roam on these systems.  These reciprocal agreements automatically pre-register the customers of U.S. Cellular’s systems in the other carriers’ systems.  In addition, a customer of a participating system roaming in a U.S. Cellular market where this arrangement is in effect is able to make and receive calls or data on U.S. Cellular’s system.  The charge for this service is negotiated as part of the roaming agreement between U.S. Cellular and the roaming customer’s carrier. U.S. Cellular bills this charge to the customer’s home carrier, which then may bill the customer.  In many instances, based on competitive factors, carriers, including U.S. Cellular, may charge lower amounts to their customers than the amounts actually charged by other wireless carriers for roaming. In 2010, U.S. Cellular enhanced its data roaming services with the addition of nationwide 3G roaming, allowing its customers to access high-speed data across the country.

As indicated above, U.S. Cellular’s postpaid customers are able to choose from a variety of bundled national Single Line, Family and Business Shared Belief Plans that offer affordable voice, messaging and data packages designed to fit different usage patterns and needs.  All postpaid plans include free incoming calls, unlimited nights and weekends, and unlimited mobile-to-mobile calls between U.S. Cellular customers. U.S. Cellular also offers various prepaid plans which include voice, messaging and data. Additional features provided by U.S. Cellular include caller ID blocking, call forwarding, voicemail, call waiting and three-way calling. Data usage features provided by U.S. Cellular include web browsing, email services, instant messaging, and text, picture and video messaging.

Technology and System Design and Construction

Technology.  Wireless communication systems transmit voice, data, graphics and video through the transmission of signals over networks of radio towers using radio spectrum licensed by the FCC.  Access to local, regional, national and worldwide telecommunications networks is provided through system interconnections.

U.S. Cellular currently deploys CDMA 1XRTT digital technology throughout virtually all of its networks.  Through roaming agreements with other CDMA-based wireless carriers, U.S. Cellular’s customers may access CDMA service in virtually all areas of the United States, as well as parts of Canada and Mexico.  U.S. Cellular believes that CDMA technology offers advantages compared to the other second generation digital technologies, including greater spectral efficiency as well as better call quality.  Another digital technology, Global System for Mobile Communication (“GSM”), has a larger installed base of customers worldwide. Since CDMA technology currently is not compatible with GSM technology, U.S. Cellular customers with CDMA-only based wireless devices are currently not able to use their wireless devices when traveling through areas serviced only by GSM-based networks. However, both CDMA and GSM technology are expected to be succeeded by fourth generation Long-Term Evolution (“LTE”) technology over the next several years, which is expected to result in most CDMA and GSM carriers having compatible technologies once they converge to LTE.

A high-quality network, supported by continued investments in that network, will remain an important factor for wireless companies to remain competitive.  U.S. Cellular continually reviews its long-term technology plans.  Since 2006, U.S. Cellular has offered services based on 3G technology.  This technology, which increases the speed of data transmissions on the wireless network, is deployed by certain other wireless companies.  As of December 31, 2010, U.S. Cellular deployed 3G technology that covered approximately 98% of its customers.

U.S. Cellular selected LTE technology as its approach to address demand for services enabled by fourth generation wireless technology. In late 2009, U.S. Cellular began technical trials of LTE in support of gaining knowledge of the customer benefits and technical expertise and anticipates completing these trials in 2011. U.S. Cellular has been working with several LTE vendors and plans on completing vendor selection in 2011. As described in Business Development Strategy above, U.S. Cellular participated in spectrum auctions indirectly through its interests in King Street Wireless, Barat Wireless and Carroll Wireless, collectively, the “limited partnerships.” The limited partnerships were awarded spectrum licenses in FCC Auctions 73, 66 and 58.  U.S. Cellular currently plans to make initial deployments of LTE in late 2011 or early 2012 and expand the deployment of LTE in 2012 and beyond. These deployment plans may utilize the spectrum licenses held by the limited partnerships. U.S. Cellular has been in discussions with the general partner of the limited partnerships as plans to deploy LTE are developed. Fourth generation technologies, such as WiMax and LTE, have been deployed in certain U.S. markets by other wireless carriers. LTE is expected to have a global market, resulting in greater worldwide compatibility and cost efficiency compared to WiMax.

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

U.S. Cellular believes that currently available technologies and appropriate capital additions will allow sufficient capacity on its networks to meet anticipated demand for voice and data services over the next few years. U.S. Cellular’s continued investment in new licenses will support future demand for fourth generation broadband services using LTE. Increasing demand for high-speed data and video services may require the acquisition of additional licenses or spectrum to provide sufficient capacity in markets where U.S. Cellular currently offers or may offer these services.

Construction of wireless systems is capital-intensive, requiring substantial investment for land and improvements, buildings, towers, mobile telephone switching offices, cell site equipment, microwave equipment, engineering and installation.  U.S. Cellular primarily uses its own personnel to engineer each wireless system it owns and operates, and engages contractors to construct the facilities.

The costs (inclusive of the costs to acquire licenses) to develop the systems in which U.S. Cellular owns a controlling interest have historically been financed primarily through proceeds from debt and equity offerings, with cash generated by operations, and proceeds from the sales of wireless interests.  U.S. Cellular expects to meet its funding requirements for the foreseeable future with cash on hand, investments, cash generated by operations and funds available under its revolving credit facility.  U.S. Cellular also may have access to public and private capital markets to help meet its long-term financing needs.

Competition

The wireless telecommunication industry is highly competitive.  U.S. Cellular competes directly with several wireless service providers in each of its markets. U.S. Cellular generally competes against each of the national wireless companies: Verizon Wireless, AT&T Mobility, Sprint Nextel, and T-Mobile USA.  These competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than U.S. Cellular.  In addition, in certain markets, U.S. Cellular competes against other regional wireless companies, including Leap Wireless International, and resellers of wireless services.  Since U.S. Cellular’s competitors do not disclose their subscriber counts in specific regional service areas, market share for the competitors in each regional market cannot be precisely determined.

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

Wireless service providers continue to use wireless device availability and pricing to gain a competitive advantage, since almost everyone who wants and can afford a wireless device already has one.  The wireless device has become more than just a means for communication.  Consumers’ attitudes have shifted, and continue to shift, and a wireless device becomes more important year after year as it expands to become the primary communication link to the world as well as a personal entertainment center and source of information.  The availability of wireless devices on an exclusive basis to certain carriers provides them with a competitive advantage. As penetration in the industry increases over the next few years, U.S. Cellular believes that customer growth will be achieved primarily by capturing customers switching from other wireless carriers or increasing the number of multi-device users rather than by adding users that are new to the industry.

The use of national advertising and promotional programs by the national wireless service providers may be a source of additional competitive and pricing pressures in all U.S. Cellular markets, even if those operators may not provide direct service in a particular market.  In addition, in the current wireless environment, U.S. Cellular’s ability to compete depends on its ability to offer family and national calling plans. U.S. Cellular provides wireless services comparable to the national competitors, but the national wireless companies operate in a wider geographic area and are able to offer no- or low-cost roaming and long-distance calling packages over a wider area on their own networks than U.S. Cellular can offer on its network.  When U.S. Cellular offers the same calling area as one of these competitors, U.S. Cellular incurs roaming charges for calls made in portions of the calling area which are not part of its network, thereby increasing its cost of operations. U.S. Cellular depends on roaming agreements with other wireless carriers to provide voice and data roaming capabilities in areas not covered by U.S. Cellular’s network.

Bundled offerings, in the form of “triple plays” and “quadruple plays” (combination of cable or satellite television service, high-speed Internet, wireline service, and wireless service), are common among some of U.S. Cellular’s competitors.  In addition, wireless carriers and others are beginning to roll out new or enhanced technologies to better meet the needs of the “anytime, anywhere” consumer.  Convergence is taking place on many levels, including dual-mode wireless devices that act as wireline or wireless devices depending on location and the incorporation of wireless “hot spot” technology in wireless devices for improved in-building coverage and for making Internet access seamless regardless of location.  Although less directly a substitute for other wireless services, wireless data services such as Wi-Fi may be adequate for those who do not need full mobility wide area roaming or full two-way voice services.  Technological advances or regulatory changes in the future may make available other alternatives to wireless service, thereby creating additional sources of competition.

U.S. Cellular’s approach in 2011 and in future years will be to focus on the unique needs and attitudes towards wireless service of its selected target segments.  U.S. Cellular will deliver selected, targeted high quality products and services at fair prices and will continue to differentiate itself through the customer experience and service quality. The customer-centric features of the Belief Project, an award-winning network and cutting-edge wireless devices all represent examples of how U.S. Cellular believes it is differentiating itself from competitors as it relates to the customer experience. U.S. Cellular’s ability to compete successfully in the future will depend upon its ability to anticipate and respond to changes related to new service offerings, customer preferences, competitors’ pricing strategies, technology, demographic trends, economic conditions and access to adequate spectrum resources.

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

Licensing—Facilities.  The FCC must be notified each time an additional cell site for a cellular system is constructed which enlarges the service area of a given cellular system. Other types of wireless authorizations (i.e. PCS, 700 MHz, etc.) are issued for geographic areas subject to percentage coverage requirements. U.S. Cellular believes that its facilities are in compliance with these requirements.

Licensing—Commercial Mobile Radio Service.  Pursuant to the 1993 amendments to the Communications Act, cellular, personal communications, advanced wireless, and 700 megahertz services are classified as commercial mobile radio service, in that they are services offered to the public for a fee and are interconnected to the public switched telephone network.  The FCC has determined that it will not require carriers providing such services to comply with a number of statutory provisions otherwise applicable to common carriers, such as the filing of tariffs.  All commercial mobile radio service wireless licensees must satisfy specified coverage requirements.  Licensees which fail to meet the coverage requirements may be subject to forfeiture of their licenses.

Wireless licenses are generally granted for a ten year term or, in some cases, for fifteen years.  The FCC has established standards for conducting comparative renewal proceedings between a wireless licensee seeking renewal of its license and challengers filing competing applications.  All of U.S. Cellular’s licenses for which it applied for renewal between 1995 and 2010 have been renewed. In 2010, the FCC released a Notice of Proposed Rulemaking (“NPRM”) regarding wireless services comparative renewal proceedings.  Pursuant to the NPRM, the FCC would establish criteria by which it would determine whether a wireless licensee was entitled to license renewal.  The proposed changes have been opposed by most wireless carriers, including U.S. Cellular.  It is, however, likely that the FCC will take some action to modify the license renewal process.

U.S. Cellular conducts and plans to conduct its operations in accordance with all relevant FCC rules and regulations and anticipates being able to qualify for renewal expectancy in its upcoming renewal filings whatever renewal criteria are applied.  Accordingly, U.S. Cellular believes that current and prospective regulations will have no significant effect on the renewal of its licenses.  However, changes in the regulation of wireless operators or their activities and of other mobile service providers or changes in the FCC’s renewal requirements could have a material adverse effect on U.S. Cellular’s operations.

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

National Broadband Plan. In 2009, Congress directed the FCC to develop a National Broadband Plan (“the Plan”) to ensure every American has “access to broadband capability.”  In March 2010, the FCC released the plan which describes the FCC’s goals in enhancing broadband availability and the methods for achieving those goals over the next decade. Among the recommendations in the Plan which are significant to wireless providers are a series of proposals to make up to 500 MHz of spectrum newly available for broadband wireless uses by 2020, with a benchmark of making 300 MHz available by 2015, to reserve additional spectrum for unlicensed wireless use and to make more spectrum available for opportunistic and secondary uses. The Plan also made recommendations for transitioning over time the Universal Service Fund (“USF”) from supporting voice networks to broadband networks. On February 8, 2011 the FCC issued a NPRM seeking comment on proposals to revamp the USF and provide support for broadband deployment and for reforming the existing intercarrier compensation regime.  Reform of the existing intercarrier compensation regime – the means by which carriers pay or are compensated for originating and terminating traffic – may result in reductions of intercarrier compensation paid by carriers over time.  While the timing is uncertain, the FCC has indicated that it expects to issue an order in this docket before the end of this year.

The FCC notes that about one-half of the Plan will be addressed by the FCC, while the remainder will be addressed by Congress, the Executive Branch and state and local governments working closely with private and non-profit sectors.  U.S. Cellular cannot predict the outcome of these deliberations or what effects any final rules, regulations or laws may have on its ability to compete in the provision of wireless broadband services to its customer base. Changes in regulation or the amount or distribution from the USF to U.S. Cellular and other telecommunications service providers could impact competition in certain of U.S. Cellular’s service areas, and could have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Incremental Charges. In October, 2010, the FCC released a NPRM proposing that wireless carriers, among other things, be required to alert customers when they approach and reach usage limits for voice and data services which, if exceeded, would result in extra charges beyond the customer’s rate plan.  This would result in increased regulatory burdens for wireless carriers, including U.S. Cellular. Although U.S. Cellular already offers Overage Cap and Overage Protection services as described above there is no assurance that such services will comply with future FCC rulemaking in this area.

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

The Telecommunications Act establishes principles and a process for implementing a modified “universal service” policy.  This policy seeks nationwide, affordable service and access to advanced telecommunications and information services.  It calls for reasonably comparable urban and rural rates and services.  The Telecommunications Act also requires universal service to schools, libraries and rural health facilities at discounted rates.  Wireless carriers must provide such discounted rates to such organizations in accordance with federal regulations.  The FCC has implemented the mandate of the Telecommunications Act to create a universal service support mechanism “to ensure that all Americans have access to telecommunications services.”  The Telecommunications Act requires all interstate telecommunications providers, including wireless service providers, to “make an equitable and non-discriminatory contribution” to support the cost of providing universal service, unless their contribution would be de minimis.  At present, the provision of wireline and wireless telephone service in high cost areas is subsidized by support from the USF to which all carriers with interstate and international revenues must contribute.  Carriers are free to pass on such contributions to their customers.  In 2010, U.S. Cellular contributed $112 million into the federal universal service fund and passed on such contributions to its customers.

Wireless carriers also are eligible to receive universal service support payments in certain circumstances if they provide specified services in “high cost” areas.  U.S. Cellular has sought designation as an eligible telecommunications carrier (“ETC”) qualified to receive universal service support in a number of states.  To date, U.S. Cellular has been designated as an ETC in the states of Illinois, Iowa, Kansas, Maine, Missouri, Nebraska, New Hampshire, New York, North Carolina, Oklahoma, Oregon, Tennessee, Virginia, Washington, Wisconsin and West Virginia. In 2010, U.S. Cellular received approximately $144 million in high cost support for its service to high cost areas in these states.

In May 2008, the FCC adopted a state-by-state temporary cap to funding for competitive ETCs based on the funding level available as of March 31, 2008.  The imposition of the cap has had the effect of reducing the amount of support that U.S. Cellular would otherwise have been eligible to receive.  The funding level under the cap is undergoing revision because of the time lag in the reporting of some cost inputs  by local exchange carriers which is used in part to determine  the amount of per line support that wireless ETCs are entitled to receive. This revision may further reduce funding under the cap and may result in the need to refund some payments that U.S. Cellular has received in excess of the revised cap amount. In October 2010, the FCC proposed creating a $100-300 million Mobility Fund to subsidize on a one time basis new wireless broadband development in unserved areas with subsidies awarded to low bidders under a reverse auction mechanism.  On February 8, 2011, the FCC issued a NPRM to consider reform of the USF program and intercarrier compensation regime in response to the issuance of the National Broadband Plan in March 2010. Creation of the Mobility Fund and adoption of a USF reform proposal by the FCC to transition support from voice networks to broadband networks could have a significant and adverse impact on the amount of support, if any, wireless ETCs continue to receive. Reform of the existing intercarrier compensation regime - the means by which carriers pay or are compensated for originating and terminating traffic - may result in reductions of intercarrier compensation paid by carriers over time. The ultimate outcome and timing of these proceedings is unknown at this time.

In 2009, the FCC initiated a rulemaking proceeding designed to codify its existing “Net Neutrality” principles and impose new requirements that could have the effect of restricting the ability of wireless internet service providers to manage applications and content that traverse their networks.  In December, 2010, after a lengthy proceeding, which considered different approaches, including the “reclassification” of internet access as “common carrier” service under Title II of the Communications Act, the FCC adopted a net neutrality rule based on its Title I “ancillary” authority to enforce different parts of the Communications Act. The rule requires all providers of broadband internet access, including both fixed (that is, telephone and cable) and wireless providers, to publicly disclose accurate information regarding their network management practices, performance and commercial terms sufficient for consumers to make informed choices regarding the use of such services. The rule also prohibits all internet providers from blocking consumers’ access to lawful websites, subject to reasonable network management, and from blocking applications that compete with the provider’s voice or video telephony services, also subject to reasonable network management. The rule subjects the providers of fixed but not wireless broadband internet access to a prohibition on “unreasonable discrimination” in transmitting internet traffic over their networks, also subject to reasonable network management. The exemption of wireless providers from this part of the rule reflects a recognition of the capacity constraints and other “special conditions” under which mobile broadband service is offered and the competitive nature of evolving wireless networks. Thus the FCC at this time considered it appropriate to take only the “measured steps” with respect to mobile broadband service reflected in the rule. The order is generally controversial and has been challenged in the courts.  U.S. Cellular cannot predict the outcome of such cases.

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

Radio Frequency Emissions.  The FCC has adopted rules specifying standards and the methods to be used in evaluating radio frequency emissions from radio equipment, including network equipment and wireless devices used in connection with commercial mobile radio service.  These rules were upheld on appeal by the U.S. Court of Appeals for the Second Circuit in 2000. The U.S. Supreme Court declined to review the Second Circuit’s ruling. U.S. Cellular’s network facilities and the wireless devices it sells to customers comply with these standards.

Employees

U.S. Cellular had approximately 9,000 full-time and part-time employees as of December 31, 2010.  None of U.S. Cellular’s employees are represented by a labor organization. U.S. Cellular considers its relationship with its employees to be good.

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

RISK FACTORS

1)             Intense competition in the markets in which U.S. Cellular operates could adversely affect U.S. Cellular’s revenues or increase its costs to compete.

Competition in the telecommunications industry is currently intense and could intensify further in the future due to the general effects of a weak economy, as well as due to wireless industry factors such as increasing market penetration and decreasing customer churn rates.  U.S. Cellular’s ability to compete effectively will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry.  U.S. Cellular anticipates that competition may cause the prices for products and services to continue to decline, and the costs to compete to increase, in the future.  Most of U.S. Cellular’s competitors are national or global telecommunications companies that are larger than U.S. Cellular, possess greater resources, possess more extensive coverage areas and more spectrum within their coverage areas, and market other services with their communications services that U.S. Cellular does not offer.  Larger competitors could potentially engage in predatory practices that could have an adverse effect on U.S. Cellular.  In addition, U.S. Cellular may face competition from technologies that may be introduced in the future or from new entrants into the industry.  New technologies, services and products that are more commercially effective than the technologies, services and products offered by U.S. Cellular may be developed.  Further, new technologies may be proprietary such that U.S. Cellular is not able to adopt such technologies.  There can be no assurance that U.S. Cellular will be able to compete successfully in this environment.

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

U.S. Cellular’s competitors offer a wide array of wireless service offerings, and wireless devices.  There is increasing complexity associated with these wireless product and service offerings and the related pricing.  Further, new wireless services and products and pricing structures are frequently introduced.  Multiple events related to new service offerings, products and pricing offered by U.S. Cellular’s competitors occurring simultaneously or in close proximity, may impact U.S. Cellular’s ability to respond to such events and compete effectively.

If U.S. Cellular does not adapt to effectively compete in such a highly competitive environment, such competitive factors could result in product, service, pricing or cost disadvantages and could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

2)             A failure by U.S. Cellular to successfully execute its business strategy or allocate resources or capital could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular is a regional wireless carrier that operates on a customer satisfaction strategy, seeking to meet customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.  U.S. Cellular seeks to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas.  U.S. Cellular relies on roaming agreements with other carriers to provide roaming capability to its customers in areas of the U.S. outside its service areas and to improve coverage within selected areas of U.S. Cellular’s network footprint.  U.S. Cellular pursues a product and technology strategy which requires it to follow and recognize product and technology advances and quickly adopt and execute rollouts of such advances.  This “smart follower” strategy requires U.S. Cellular to make timely and effective strategic decisions related to technological advances and related products and services, and which of these technological advances to adopt and roll out to its customers.

In addition, in pursuit of its business strategy U.S. Cellular is engaged in a number of multi-year initiatives including the development of: a new billing and operational support system (B/OSS) which will include a new point-of-sale system and consolidate billing on one platform; an Electronic Data Warehouse/Customer Relationship Management System to collect and analyze information more efficiently to build and improve customer relationships; and a new Internet/Web platform to enable customers to complete a wide range of transactions and, eventually, to manage their accounts online.  These multi-year initiatives involve a substantial financial commitment, including the entry into a multi-year commitment with a vendor during 2010 for licensing and services related to the development and implementation of the new B/OSS.

Further, U.S. Cellular’s strategic decisions related to the adoption of new technologies are ultimately impacted by such factors as consumer preferences for technologies and the related services and products, and original equipment manufacturer (OEM) support of such technologies, among other factors.  Also, U.S. Cellular’s “smart follower” strategy may cause consumers that are eager to adopt new technologies more quickly to select U.S. Cellular’s competitors as their service provider.  These customers who are early adopters of new technologies are often customers who generate higher average revenue per unit (“ARPU”), and to the extent that U.S. Cellular does not attract these types of customers, U.S. Cellular could be at a competitive disadvantage and have a customer base that generates lower overall ARPU relative to its competition.

The successful execution of strategy and optimal capital allocation decisions depend on various internal and external factors, many of which are not in U.S. Cellular’s control.  U.S. Cellular’s ability to implement and execute its business strategy and optimally allocate its assets and capital and, as a result, achieve desired financial results, could be affected by such factors.  Such factors include pricing practices by competitors, relative scale, purchasing power, roaming and other strategic agreements, wireless device availability, timing of introduction of wireless devices and other factors.  In addition, there is no assurance that U.S. Cellular’s multi-year initiatives will be successful.  Even if U.S. Cellular executes its business strategies as intended, such strategies may not be successful in the long term to profitably sustain growth in revenue or otherwise.  A failure by U.S. Cellular to execute its business strategy successfully or to allocate resources or capital optimally could have an adverse effect on U.S. Cellular’s wireless business, financial condition or results of operations.

3)             A failure by U.S. Cellular’s service offerings to meet customer expectations could limit U.S. Cellular’s ability to attract and retain customers and could have an adverse effect on U.S. Cellular’s operations.

Customer acceptance of the services that U.S. Cellular offers is and will continue to be affected by technology and range of wireless device and service-based differences from competition and by the operational performance, quality, reliability, and coverage of U.S. Cellular’s networks.  U.S. Cellular may have difficulty attracting and retaining customers if it is unable to meet customer expectations for a range of services, such as wireless device selection and easy access to a broad variety of applications, or if it is otherwise unable to resolve quality issues relating to its networks, billing systems or customer care, or if any of those issues limit U.S. Cellular’s ability to expand its network capacity or subscriber base or otherwise place U.S. Cellular at a competitive disadvantage to other service providers in its markets.  The levels of customer demand for any U.S. Cellular next-generation services and products are uncertain.  Customer demand could be impacted by differences in the types of services offered, service content, technology, footprint and service areas, network quality, customer perceptions, customer care levels and rate plans.

4)            U.S. Cellular’s system infrastructure may not be capable of supporting changes in technologies and services expected by customers, which could result in lost customers and revenues.

The wireless telecommunications industry is experiencing significant changes in technologies and services expected by customers.  Future technological changes or advancements may enable other wireless technologies to equal or exceed U.S. Cellular’s current levels of service and render its system infrastructure obsolete.  New technologies or services often render existing technology products, services or infrastructure obsolete, too costly or otherwise unmarketable.  U.S. Cellular’s system infrastructure may not be able to accommodate new product features and functionality, new reporting requirements, new capacity requirements or deployment of complex next generation services.  If U.S. Cellular is unable to meet future advances in or changes in competing technologies on a timely basis, or at an acceptable cost, it may not be able to compete effectively with other carriers, which could result in lost customers and revenues.  This could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

5)             An inability to obtain or maintain roaming arrangements with other carriers on terms that are acceptable to U.S. Cellular could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular’s customers can access another carrier’s digital system automatically only if the other carrier allows U.S. Cellular’s customers to roam on its network.  U.S. Cellular relies on roaming agreements with other carriers to provide roaming capability to its customers in areas of the U.S., Mexico and Canada outside of its service areas and to improve coverage within selected areas of U.S. Cellular’s network footprint.  Such agreements cover traditional voice services as well as data services, which are an area of strong growth for U.S. Cellular and other carriers.  Although U.S. Cellular currently has long-term roaming agreements with certain other carriers, these agreements generally are subject to renewal and termination if certain events occur, including, without limitation, if network standards are not maintained.  FCC rules require wireless carriers to offer some roaming arrangements to other carriers on reasonable terms and conditions. However, carriers frequently disagree on what constitutes reasonable terms and conditions.  Pursuant to certain FCC proceedings, commercial mobile radio service providers are required to provide automatic roaming for voice and SMS text messaging services to other providers on just, reasonable and non-discriminatory terms; however, the FCC has not defined what this means.  In addition, the FCC has not issued orders addressing roaming for data services, which are the subject of further pending proceedings.  At this time, there is no assurance that U.S. Cellular will be able to enter into or renegotiate existing agreements to provide data roaming services using LTE or other technologies or that it will be able to do so on reasonable or cost-effective terms.

Some competitors may be able to obtain lower roaming rates than U.S. Cellular is able to obtain because they have larger call volumes or because of their affiliations with, or ownership of, wireless carriers, or may be able to reduce roaming charges by providing service principally over their own networks.  In addition, the quality of service that a wireless carrier delivers during a roaming call may be inferior to the quality of service U.S. Cellular provides, the price of a roaming call may not be competitive with prices of other wireless carriers for such call, and U.S. Cellular’s customers may not be able to use some of the advanced features, such as voicemail notification or data applications, that U.S. Cellular’s customers enjoy when making calls within U.S. Cellular’s network.  U.S. Cellular’s rate of adoption of new technologies, such as those enabling high-speed data services, could affect its ability to enter into or maintain roaming agreements with other carriers.  In addition, U.S. Cellular’s wireless technology may not be compatible with technologies used by other carriers, which may limit the ability of U.S. Cellular to enter into voice or data roaming agreements with such other carriers.  U.S. Cellular’s roaming partners could switch their business to new operators or, over time, to their own networks.  Changes in roaming usage patterns, rates for roaming minutes or data use or relationships with carriers whose customers generate roaming minutes or data use on U.S. Cellular’s network could have an adverse effect on U.S. Cellular’s revenues and revenue growth.

To the extent that U.S. Cellular’s key roaming partners expand their networks in U.S. Cellular’s service areas, the roaming arrangements between U.S. Cellular and these key roaming partners could become less strategic to such key roaming partners.  That is, these key roaming partners will have fewer or less extensive geographic areas where roaming services are required by their customers and, as a result, the roaming arrangements could become less critical to serving their customer base.  This presents a risk to U.S. Cellular in that to the extent U.S. Cellular is not able to enter into economically viable roaming arrangements with key roaming partners, this could impact U.S. Cellular’s ability to service its customer base in geographic areas where U.S. Cellular does not have its own network.

If U.S. Cellular is unable to obtain or maintain roaming agreements with other wireless carriers that contain pricing and other terms that are competitive and acceptable to U.S. Cellular, and that satisfy U.S. Cellular’s quality and interoperability requirements, its business, financial condition or results of operations could be adversely affected.

6)             U.S. Cellular currently receives a significant amount of roaming revenues.  As a result of acquisitions by other companies in the wireless industry, U.S. Cellular roaming revenues have declined significantly from amounts earned in certain prior years.  Further industry consolidation and continued build outs by other wireless carriers could cause roaming revenues to decline even more, which would have an adverse effect on U.S. Cellular’s business, financial condition and results of operations.

U.S. Cellular’s service revenues include roaming revenues related to the use of U.S. Cellular’s network by other carriers’ customers who travel within U.S. Cellular’s coverage areas.  Changes in the network footprints of carriers due to mergers, acquisitions or network expansions also could have an adverse effect on U.S. Cellular’s roaming revenues.  For example, consolidation among other carriers which have network footprints that currently overlap U.S. Cellular’s network could further decrease the amount of roaming revenues for U.S. Cellular.  Accordingly, further industry consolidation could cause roaming revenues to decline even more, which would have an adverse effect on U.S. Cellular’s business, financial condition and results of operations.

7)             A failure by U.S. Cellular to obtain access to adequate radio spectrum to meet current or anticipated future needs and/or to accurately predict future needs for radio spectrum could have an adverse effect on U.S. Cellular’s business and operations.

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

8)             To the extent conducted by the FCC, U.S. Cellular is likely to participate in FCC auctions of additional spectrum in the future as an applicant or as a non-controlling partner in another auction applicant and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on U.S. Cellular.

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

9)             Changes in the regulatory environment or a failure by U.S. Cellular to timely or fully comply with any applicable regulatory requirements could adversely affect U.S. Cellular’s financial condition, results of operations or ability to do business.

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

U.S. Cellular’s business requires licenses granted by the FCC to provide wireless telecommunications services.  Typically, such licenses are issued for an initial ten-year term and may be renewed for additional ten-year terms, subject to FCC approval of the renewal applications.  Failure to comply with FCC requirements in a given service area could result in the revocation of U.S. Cellular’s license for that area or in the imposition of fines.  Court decisions and rulemakings could have a substantial impact on U.S. Cellular’s operations, including rulemakings on intercarrier access compensation and universal service.  Litigation and different objectives among federal and state regulators could create uncertainty and delay U.S. Cellular’s ability to respond to new regulations.  U.S. Cellular is unable to predict the future actions of the various regulatory bodies that govern U.S. Cellular, but such actions could have material adverse effects on U.S. Cellular’s business.

Congress enacted the American Recovery and Reinvestment Act of 2009, or the Recovery Act, which provides, among other things, for an aggregate appropriation of $7.2 billion to fund grants and loans to provide broadband infrastructure, access and equipment to consumers residing in rural, unserved or underserved areas of the United States.  U.S. Cellular did not receive any grants of Recovery Act funds.  The distribution of Recovery Act funds to other telecommunications service providers could impact competition in certain of U.S. Cellular’s service areas.

In March 2010, the FCC released its National Broadband Plan (“the Plan”) which describes the FCC’s goals in enhancing broadband availability and the methods for achieving those goals over the next decade.  The FCC notes that about one-half of the Plan will be addressed by the FCC, while the remainder would be addressed by Congress, the Executive Branch and state and local governments working closely with private and non-profit sectors.  U.S. Cellular cannot predict the outcome of these deliberations or what effects any final rules, regulations or laws may have on its ability to compete in the provision of wireless broadband services to its customer base. Changes in regulation or the amount or distribution of USF funds to U.S. Cellular and other telecommunications service providers could impact competition in certain of U.S. Cellular’s service areas, and could have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

In 2009, the FCC initiated a rulemaking proceeding designed to codify its existing “Net Neutrality” principles and impose new requirements that could have the effect of restricting the ability of wireless internet service providers to manage applications and content that traverse their networks.  In December, 2010, after a lengthy proceeding, which considered different approaches, including the “reclassification” of internet access as “common carrier” service under Title II of the Communications Act, the FCC adopted a net neutrality rule based on its Title I “ancillary” authority to enforce different parts of the Communications Act. The rule requires all providers of broadband internet access, including both fixed (that is, telephone and cable) and wireless providers, to publicly disclose accurate information regarding their network management practices, performance and commercial terms sufficient for consumers to make informed choices regarding the use of such services. The rule also prohibits all internet providers from blocking consumers’ access to lawful websites, subject to reasonable network management, and from blocking applications that compete with the provider’s voice or video telephony services, also subject to reasonable network management. The rule subjects the providers of fixed but not wireless broadband internet access to a prohibition on “unreasonable discrimination” in transmitting internet traffic over their networks, also subject to reasonable network management. The exemption of wireless providers from this part of the rule reflects a recognition of the capacity constraints and other “special conditions” under which mobile broadband service is offered and the competitive nature of evolving wireless networks. Thus the FCC at this time considered it appropriate to take only the “measured steps” with respect to mobile broadband service reflected in the rule. The order is generally controversial and has been challenged in the courts.  U.S. Cellular cannot predict the outcome of such cases.

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

10)      Changes in USF funding and/or intercarrier compensation could have a material adverse impact on U.S. Cellular’s financial position or results of operations.

Over the past several years, the FCC has been reviewing the Universal Service Fund (“USF”) and applicable rules to assess the sustainability of the USF, as well as the process for determining the appropriate contributors, contribution rate, collection method, supported services, and the eligibility and portability of payments.  Congress also from time to time has considered reforming universal service support.  The National Broadband Plan proposes that support for voice telecommunications networks be transitioned to support for the development of broadband networks and on February 8, 2011, the FCC issued a Notice of Proposed Rulemaking seeking comment on proposals to revamp the USF and provide support for broadband deployment and for reforming the existing intercarrier compensation regime.  Reform of the existing intercarrier compensation regime – the means by which carriers pay or are compensated for originating and terminating traffic – may result in reductions of intercarrier compensation paid by carriers over time.  While the timing is uncertain, the FCC has indicated that it expects to issue an order in the docket before the end of 2011.

In May 2008, the FCC adopted a state-by-state temporary cap to funding for competitive ETCs based on the funding level available as of March 31, 2008.  The imposition of the cap has had the effect of reducing the amount of support that U.S. Cellular would otherwise have been eligible to receive.  The funding level under the cap is undergoing revision because of the time lag in the reporting of some cost inputs by local exchange carriers which is used in part to determine the amount of per line support that wireless ETCs are entitled to receive. This revision may further reduce funding under the cap and may result in the need to refund some payments that U.S. Cellular has received in excess of the revised cap amount. In October 2010, the FCC proposed creating a $100-300 million Mobility Fund to subsidize on a one time basis new wireless broadband development in unserved areas with subsidies awarded to low bidders under a reverse auction mechanism.  On February 8, 2011, the FCC issued a NPRM to consider reform of the USF program and intercarrier compensation regime in response to the issuance of the National Broadband Plan in March 2010. Creation of the Mobility Fund and adoption of a USF reform proposal by the FCC to transition support from voice networks to broadband networks could have a significant and adverse impact on the amount of support, if any, wireless ETCs continue to receive. Reform of the existing intercarrier compensation regime - the means by which carriers pay or are compensated for originating and terminating traffic - may result in reductions of intercarrier compensation paid by carriers over time. The ultimate outcome and timing of these proceedings is unknown at this time.

U.S. Cellular is not able to predict what, if any, changes or actions ultimately will be adopted or taken by the FCC or any other action that may be taken as a result of the foregoing proposals.  Such changes could have a material adverse impact on U.S. Cellular’s financial condition and results of operations.

11)      An inability to attract and/or retain highly competent management, technical, sales and other personnel could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Due to competition for qualified management, technical, sales and other personnel and U.S. Cellular’s relative size in comparison to much larger competitors, there can be no assurance that U.S. Cellular will be able to continue to attract and/or retain qualified personnel necessary for the development of its business.  The loss of the services of existing key personnel as well as the failure to recruit additional qualified personnel in a timely manner could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

12)      U.S. Cellular’s assets are concentrated in the U.S. wireless telecommunications industry. As a result, its results of operations may fluctuate based on factors related entirely to conditions in this industry.

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

13)      The completion of acquisitions by other companies has led to increased consolidation in the wireless telecommunications industry.  U.S. Cellular’s lower scale relative to larger wireless carriers has in the past and could in the future prevent or delay its access to new products including wireless devices, new technology and/or new content and applications which could adversely affect U.S. Cellular’s ability to attract and retain customers and, as a result, could adversely affect its business, financial condition or results of operations.

There has been a trend in the telecommunications and related industries in recent years towards consolidation of service providers through acquisitions, reorganizations and joint ventures.  U.S. Cellular expects this trend towards consolidation to continue, leading to larger competitors over time.  U.S. Cellular has lower scale efficiencies compared to larger competitors.  U.S. Cellular may be unable to compete successfully with larger companies that have substantially greater financial, technical, marketing, sales, purchasing and distribution resources or that offer more services than U.S. Cellular, which could adversely affect U.S. Cellular’s revenues and costs of doing business.  Specifically, U.S. Cellular’s smaller scale relative to most of its competitors could have the following impacts:

•	Increased operating costs due to lack of leverage with vendors
•	Limited opportunities for strategic partnerships as potential partners are focused on wireless carriers with greater scale
•	More limited access to content
•	Limited access to wireless devices as larger competitors enter into exclusive wireless device arrangements
•	Limited ability to influence industry standards
•	Reduced ability to invest in research and development of new products and services
•

Vendors may deem U.S. Cellular non-strategic and not develop or sell products and services to U.S. Cellular, particularly where technical requirements or specifications differ from those of larger companies

•	Limited access to intellectual property

U.S. Cellular’s business increasingly depends on access to content for data, music or video services and its access to new wireless devices being developed by vendors.  U.S. Cellular’s ability to obtain such access depends in part on other parties.  For example, filings in proceedings before the FCC have alleged that larger companies have entered into exclusive arrangements with wireless device manufacturers which have the potential to restrict the market availability of particular wireless devices.  If U.S. Cellular is unable to obtain timely access to content for data, music or video services or timely access to new wireless devices being developed by vendors, its business, financial condition or results of operations could be adversely affected.

14)      U.S. Cellular’s inability to manage its supply chain or inventory successfully could have an adverse effect on its business, financial condition or results of operations.

Operation of U.S. Cellular’s supply chain and management of its inventory require accurate forecasting of customer growth and demand, which has become increasingly challenging.  If overall demand for wireless devices or the mix of demand for wireless devices is significantly different than U.S. Cellular’s expectations, U.S. Cellular could face inadequate or excess supplies of particular models of wireless devices.  This could result in lost sales opportunities or an excess supply of inventory.  Either of these situations could adversely affect U.S. Cellular’s revenues, costs of doing business, results of operations or financial condition.

15)     Changes in general economic and business conditions, both nationally and in the markets in which U.S. Cellular operates, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular’s operating results may be subject to factors which are outside of U.S. Cellular’s control, including changes in general economic and business conditions.  Such factors could have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

16)      Changes in various business factors could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Changes in any of several factors could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.  These factors include, but are not limited to:

•	Demand for or usage of services;
•	Customer preferences, including type of wireless devices;
•	Customer perceptions of network quality and performance;
•	The pricing of services;
•	The overall size and growth rate of U.S. Cellular’s customer base;
•	Average revenue per unit;
•	Penetration rates;
•	Churn rates;
•	Selling expenses;
•	Net customer acquisition and retention costs;
•	Customers’ ability to pay for wireless service and the potential impact on bad debts expense;
•	Roaming rates;
•	Voice minutes and data use;
•	The mix of products and services offered by U.S. Cellular and purchased by customers; and
•	The costs of providing products and services.

17)      Advances or changes in telecommunications technology, such as Voice over Internet Protocol (“VoIP”), High-Speed Packet Access (“HSPA”), WiMAX or Long-Term Evolution (“LTE”), could render certain technologies used by U.S. Cellular obsolete, could put U.S. Cellular at a competitive disadvantage, could reduce U.S. Cellular’s revenues or could increase its costs of doing business.

The telecommunications industry is experiencing significant technological change, as evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services, and products, and enhancements and changes in end-user requirements and preferences.  Widespread deployment of technologies such as “Wi-Fi,” which does not rely on exclusively-licensed spectrum, advances in HSPA, and the deployment of fourth-generation technologies (“4G”) such as LTE or “WiMax,” could cause the technology used on U.S. Cellular’s wireless networks to become less competitive or obsolete.  In addition, wider deployment of VoIP could cause a decrease in demand for U.S. Cellular’s wireless services.  U.S. Cellular may not be able to respond to such changes and implement new technology on a timely or cost-effective basis, which could reduce its revenues or increase its costs of doing business.  If U.S. Cellular cannot keep pace with these technological changes or other changes in the telecommunications industry over time, its financial condition, results of operations or ability to do business could be adversely affected.

18)      Complexities associated with deploying new technologies present substantial risk.

U.S. Cellular has selected LTE technology as its approach to address demand for services enabled by fourth generation wireless technology.  The deployment of LTE technology is impacted by a number of technical challenges.

Manufacturers of wireless devices (“Original Equipment Manufacturers” or “OEMs”) must design and manufacture equipment that operates on the frequency bands available to U.S. Cellular.  This may involve software and hardware support for such bands in wireless device chip sets as well as band-specific designs for components such as filters.  OEMs, chipset manufacturers, and component manufacturers will likely prioritize the support of frequency bands that are specified by the largest wireless carriers.  Given U.S. Cellular’s smaller scale relative to its competitors, it is likely that certain bands of spectrum licensed to U.S. Cellular will represent a lower priority for chipset and wireless device manufacturers.  As a result, the timing and the availability of wireless devices to support U.S. Cellular’s LTE roll out is uncertain.

Additionally, the efficiency of LTE networks and the peak speeds they can provide are optimized when the technology is deployed in larger channel bandwidths that, in early releases of LTE, require larger amounts of contiguous spectrum.  To the extent that U.S. Cellular’s competitors have access to larger contiguous spectrum positions, they may be able to offer faster speeds or provision their networks more efficiently.  The LTE standards body, 3GPP, is currently developing standards for the aggregation of non-contiguous spectrum so that network operators can assemble larger bandwidths for a better deployment of LTE. Because different operators have different spectrum band portfolios, such operators desire different aggregation configurations. The standard will likely not support all of these combinations in the first release of the aggregation feature.  U.S. Cellular’s preferred band aggregation plan is one that is being considered by 3GPP. If U.S. Cellular’s plan is not among those chosen in the initial release, or if manufacturers do not choose to support the combinations in their equipment, U.S. Cellular may not realize the same LTE data transfer speeds as competitors whose band combinations are chosen.

Lack of wireless devices available to U.S. Cellular to support its LTE roll out, comparatively smaller spectrum positions for initial LTE deployments, and eventually carrier aggregation standards that result in U.S. Cellular delivering slower LTE data transfer speeds relative to its competitors, could have a material adverse impact on U.S. Cellular’s business, financial condition and results of operations.

19)      U.S. Cellular could incur higher than anticipated intercarrier compensation costs.

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

20)      U.S. Cellular is subject to numerous surcharges and fees from federal, state and local governments, and the applicability and the amount of these fees are subject to great uncertainty.

Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services, including USF fees and common carrier regulatory fees. The division of services between interstate services and intrastate services, including the divisions associated with the federal USF fees, is a matter of interpretation and may in the future be contested by the FCC or state authorities. The FCC also may change in the future the basis on which federal USF fees are charged. The Federal government and many states also apply transaction-based taxes to sales of U.S. Cellular products and services and to purchases of telecommunications services from various carriers. In addition, state regulators and local governments have imposed and may continue to impose various surcharges, taxes and fees on U.S. Cellular services. The applicability of these surcharges and fees to its services is uncertain in many cases and jurisdictions may contest whether U.S. Cellular has assessed and remitted those monies correctly.  Periodically state and federal regulators may increase or change the surcharges and fees U.S. Cellular currently pays.  In some instances U.S. Cellular passes through these charges to its customers.  However, Congress, the FCC, state regulatory agencies or state legislatures may limit the ability to pass through to customers transaction-based tax liabilities, regulatory surcharges and regulatory fees imposed on U.S. Cellular.  U.S. Cellular may or may not be able to recover some or all of those taxes from its customers and the amount of taxes may deter demand for its services or increase its cost to provide service which could have a material adverse effect on its business, financial condition or operating results.

21)      Changes in U.S. Cellular’s enterprise value, changes in the market supply or demand for wireless licenses, adverse developments in the business or the industry in which U.S. Cellular is involved and/or other factors could require U.S. Cellular to recognize impairments in the carrying value of its license costs, goodwill and/or physical assets.

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

22)      Costs, integration problems or other factors associated with developing and enhancing business support systems, acquisitions/divestitures of properties or licenses and/or expansion of U.S. Cellular’s business could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

As part of U.S. Cellular’s operating strategy, U.S. Cellular may change the markets in which it operates and the services that it provides through the acquisition of other telecommunications service providers and related service businesses, the acquisition of selected licenses or operating markets from such providers or through direct investment or divestiture of current operations.  The acquisition of additional businesses will depend on U.S. Cellular’s ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance any such acquisitions.  U.S. Cellular also will be subject to competition for suitable acquisition candidates.  Any acquisitions, if made, could divert the resources and management time of U.S. Cellular and would require integration with U.S. Cellular’s existing business operations and services.  As a result, there can be no assurance that any such acquisitions will occur or that any such acquisitions, if made, would be made in a timely manner or on terms favorable to U.S. Cellular or would be successfully integrated into U.S. Cellular’s operations.  These transactions commonly involve a number of risks, including:

•	Ability to enter markets in which U.S. Cellular has limited or no direct prior experience and competitors have stronger positions;
•	Ability to manage businesses that are engaged in activities other than traditional wireless service;
•	Uncertain revenues and expenses, with the result that U.S. Cellular may not realize the growth in revenues, anticipated cost structure, profitability, or return on investment that it expects;
•	Difficulty of integrating the technologies, services, products, operations and personnel of the acquired businesses;
•	Diversion of management’s attention;
•	Disruption of ongoing business;
•	Impact on U.S. Cellular’s cash and available credit lines for use in financing future growth and working capital needs;
•	Inability to retain key personnel;
•	Inability to successfully incorporate acquired assets and rights into U.S. Cellular’s service offerings;
•	Inability to maintain uniform standards, controls, procedures and policies;
•	Possible conditions to approval by the FCC, the Federal Trade Commission and/or the Department of Justice; and
•	Impairment of relationships with employees, customers or vendors.

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

23)      A significant portion of U.S. Cellular’s revenues is derived from customers who buy services through independent agents who market U.S. Cellular’s services on a commission basis. If U.S. Cellular’s relationships with these agents are seriously harmed, its business, financial condition or results of operations could be adversely affected.

U.S. Cellular has relationships with agents to obtain customers.  Agents are independent business people who obtain customers for U.S. Cellular on a commission basis.  U.S. Cellular’s agents are generally in the business of selling wireless telephones, wireless service packages and other related products.  Also, U.S. Cellular’s agents include major appliance dealers and car stereo companies.

U.S. Cellular’s business and growth depends, in part, on the maintenance of satisfactory relationships with its agents.  As a result of continued weak economic conditions, many companies, including certain U.S. Cellular agents, are having financial difficulties.  If such relationships are seriously harmed or if such parties experience further financial difficulties, including bankruptcy, U.S. Cellular’s revenues and, as a result, its financial condition or results of operations, could be adversely affected.

24)      U.S. Cellular’s investments in technologies which are unproven may not produce the benefits that U.S. Cellular expects.

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

25)      A failure by U.S. Cellular to complete significant network construction and systems implementation activities as part of its plans to improve the quality, coverage, capabilities and capacity of its network and support systems could have an adverse effect on its operations.

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

26)      Financial difficulties (including bankruptcy proceedings) or other operational difficulties of any of U.S. Cellular’s key suppliers or vendors, termination or impairment of U.S. Cellular’s relationships with such suppliers or vendors, or a failure by U.S. Cellular to manage its supply chain effectively could result in delays or termination of U.S. Cellular’s receipt of required equipment or services, or could result in excess quantities of required equipment or services, any of which could adversely affect U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular depends upon certain vendors to provide it with equipment, services or content to continue its network construction and upgrade and to operate its business.  U.S. Cellular does not have operational or financial control over such key suppliers and has limited influence with respect to the manner in which these key suppliers conduct their businesses.  If these key suppliers experience financial difficulties or file for bankruptcy or experience other operational difficulties, they may be unable to provide equipment, services or content to U.S. Cellular on a timely basis or cease to provide such equipment, services or content or otherwise fail to honor their obligations to U.S. Cellular.  In such case, U.S. Cellular may be unable to maintain and upgrade its network or provide services to its customers in a competitive manner, or could suffer other disruptions to its business.  In that event, U.S. Cellular’s business, financial condition or results of operations could be adversely affected.

27)      U.S. Cellular has significant investments in entities that it does not control. Losses in the value of such investments could have an adverse effect on U.S. Cellular’s financial condition or results of operations.

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

28)      A failure by U.S. Cellular to maintain flexible and capable telecommunication networks or information technology, or a material disruption thereof, including breaches of network or information technology security, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

The increased provision of data services have introduced significant new demands on U.S. Cellular’s network and have also increased complexities related to network management.  Further, the increased provision of data services on U.S. Cellular’s networks has created an increased level of risk related to quality of service.  This is due to the fact that many customers increasingly rely on data communications to execute and validate transactions.  As a result, redundancy and geographical diversity of U.S. Cellular’s network facilities are critical to providing uninterrupted service.  Also, the speed of repair and maintenance procedures in the event of network interruptions is critical to maintaining customer satisfaction.  U.S. Cellular’s ability to maintain high quality, uninterrupted service to its customers is critical, particularly given the increasingly competitive environment and customers’ ability to choose other service providers.

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

29)      Wars, conflicts, hostilities and/or terrorist attacks or equipment failures, power outages, natural disasters or other events could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

30)      The market price of U.S. Cellular’s Common Shares is subject to fluctuations due to a variety of factors.

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

31)      Identification of errors in financial information or disclosures could require amendments to or restatements of financial information or disclosures included in this or prior filings with the SEC. Such amendments or restatements and related matters, including resulting delays in filing periodic reports with the SEC, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

32)      The existence of material weaknesses in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or failure to prevent fraud, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

33)      Changes in facts or circumstances, including new or additional information that affects the calculation of potential liabilities for contingent obligations under guarantees, indemnities, claims, litigation or otherwise, could require U.S. Cellular to record charges in excess of amounts accrued in the financial statements, if any, which could have an adverse effect on U.S. Cellular’s financial condition or results of operations.

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

34)      Disruption in credit or other financial markets, a deterioration of U.S. or global economic conditions or other events, could, among other things, impede U.S. Cellular’s access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on U.S. Cellular’s financial condition or results of operations.

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

35)      Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions, changes in U.S. Cellular’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development or acquisition programs.

U.S. Cellular and its subsidiaries operate a capital-intensive business.  U.S. Cellular has used internally-generated funds and has also obtained substantial funds from external sources to finance the build out and enhancement of markets, to fund acquisitions and for general corporate purposes.  U.S. Cellular also may require substantial additional capital for, among other uses, acquisitions of providers of wireless telecommunications services, spectrum license or system acquisitions, system development and network capacity expansion.  There can be no assurance that sufficient funds will continue to be available to U.S. Cellular or its subsidiaries on terms or at prices acceptable to U.S. Cellular.  Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, reduced regulatory capital at banks which in turn limits their ability to borrow, other changes in market conditions, changes in U.S. Cellular’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development and acquisition programs.  Reduction of U.S. Cellular’s construction, development and acquisition programs likely would have a negative impact on U.S. Cellular’s consolidated revenues, income and cash flows.

36)      Settlements, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending and future litigation could have an adverse effect on U.S. Cellular’s financial condition, results of operations or ability to do business.

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

37)      The possible development of adverse precedent in litigation or conclusions in professional studies to the effect that radio frequency emissions from wireless devices and/or cell sites cause harmful health consequences, including cancer or tumors, or may interfere with various electronic medical devices such as pacemakers, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Media reports have suggested that certain radio frequency emissions from wireless devices may be linked to various health problems, including cancer or tumors, and may interfere with various electronic medical devices, including hearing aids and pacemakers.  Concerns over radio frequency emissions may discourage use of wireless devices or expose U.S. Cellular to potential litigation.  Any resulting decrease in demand for wireless services or costs of litigation and damage awards could have an adverse effect on U. S. Cellular’s business, financial condition or results of operations.

In addition, some studies have indicated that some aspects of using wireless devices while driving may impair drivers’ attention in certain circumstances, making accidents more likely.  These concerns could lead to potential litigation relating to accidents, deaths or serious bodily injuries, any of which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Numerous state and local legislative bodies have enacted or proposed legislation restricting or prohibiting the use of wireless devices while driving motor vehicles.  These enacted or proposed laws or other similar laws, if passed, could have the effect of reducing customer usage and/or increasing costs, which could have an adverse effect on U.S. Cellular’s business, financial condition, or results of operations.

38)      Claims of infringement of intellectual property and proprietary rights of others, primarily involving patent infringement claims, could prevent U.S. Cellular from using necessary technology to provide services or subject U.S. Cellular to expensive intellectual property litigation or monetary penalties, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

39)      There are potential conflicts of interests between TDS and U.S. Cellular.

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

40)      Certain matters, such as control by TDS and provisions in the U.S. Cellular Restated Certificate of Incorporation, may serve to discourage or make more difficult a change in control of U.S. Cellular.

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

41)      Any of the foregoing events or other events could cause customer net additions, revenues, operating income, capital expenditures and/or any other financial or statistical information to vary from U.S. Cellular’s forward-looking estimates by a material amount.

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

As of December 31, 2010, U.S. Cellular’s Property, plant and equipment, net of accumulated depreciation, totaled $2,615.1 million.

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

Item 4.  [Removed and Reserved]

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

On November 17, 2009, the Board of Directors of U.S. Cellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis (the “2009 Authorization”).  These purchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions.  This authorization does not have an expiration date.

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the fourth quarter of 2010.

U.S. CELLULAR PURCHASES OF COMMON SHARES

	(a)	(b)	(c)	(d)
Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs
October 1 — 31, 2010	—	$—	—	1,540,288
November 1 — 30, 2010	205,921	46.21	205,921	1,334,367
December 1 — 31, 2010	59,882	46.64	59,882	1,274,485
Total as of or for the quarter ended December 31, 2010	265,803	$46.30	265,803	1,274,485

The following is additional information with respect to the 2009 Authorization:

i.	The date the program was announced was November 20, 2009 by Form 8-K.

ii.	The amount approved was up to 1,300,000 U.S. Cellular Common Shares on an annual basis in 2009 and continuing each year thereafter on a cumulative basis.

iii.	There is no expiration date for the program.

iv.	The authorization did not expire during the fourth quarter of 2010.

v.	U.S. Cellular did not determine to terminate the foregoing program prior to expiration, or to cease making further purchases thereunder, during the fourth quarter of 2010.

Item 6.  Selected Financial Data

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report section entitled “Selected Consolidated Financial and Operating Data,” except for Ratio of earnings to fixed charges, which is incorporated herein by reference from Exhibit 12 to this Form 10-K.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report section entitled “Market Risk.”

Item 8.  Financial Statements and Supplementary Data

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report sections entitled “Consolidated Statement of Operations,” “Consolidated Statement of Cash Flows,” “Consolidated Balance Sheet,” “Consolidated Statement of Changes in Equity,” “Consolidated Statement of Comprehensive Income,” “Notes to Consolidated Financial Statements,” “Consolidated Quarterly Information (Unaudited),” “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that U.S. Cellular’s disclosure controls and procedures were effective as of December 31, 2010, at the reasonable assurance level.

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

Under the supervision and with the participation of U.S. Cellular’s management, including its Chief Executive Officer and Chief Financial Officer, U.S. Cellular conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management has concluded that U.S. Cellular maintained effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the COSO.

The effectiveness of U.S. Cellular’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is incorporated by reference into Item 8 of this Annual Report on Form 10-K from Exhibit 13 filed herewith.

Changes in Internal Control Over Financial Reporting

There were no changes in U.S. Cellular’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from Proxy Statement sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions.”

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from Proxy Statement section entitled “Fees Paid to Principal Accountants.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:
	(1)	Financial Statements

		Consolidated Statement of Operations	Annual Report*
		Consolidated Statement of Cash Flows	Annual Report*
		Consolidated Balance Sheet	Annual Report*
		Consolidated Statement of Changes in Equity	Annual Report*
		Consolidated Statement of Comprehensive Income	Annual Report*
		Notes to Consolidated Financial Statements	Annual Report*
		Consolidated Quarterly Information (Unaudited)	Annual Report*
		Management’s Report on Internal Control Over Financial Reporting	Annual Report*
		Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	Annual Report*

* Incorporated by reference from Exhibit 13.

	(2)	Financial Statement Schedules
Location
		Report of Independent Registered Public Accounting Firm on Financial Statement Schedule — PricewaterhouseCoopers LLP	page S-1
		Schedule II. Valuation and Qualifying Accounts	page S-2
		Los Angeles SMSA Limited Partnership Financial Statements	page S-3
		Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	page S-4
		Balance Sheets	page S-5
		Statements of Operations	page S-6
		Statements of Changes in Partners’ Capital	page S-7
		Statements of Cash Flows	page S-8
		Notes to Financial Statements	page S-9

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

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors of

United States Cellular Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 25, 2011 appearing in the 2010 Annual Report to Shareholders of United States Cellular Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, based on our audits and the report of other auditors, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 25, 2011

UNITED STATES CELLULAR CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
Column A	Column B	Column C-1	Column C-2	Column D	Column E
(Dollars in thousands)
For the Year Ended December 31, 2010
Deducted from deferred tax asset:
Valuation allowance (1)	$(19,234)	$832	$(11,489)	$—	$(29,891)
Deducted from accounts receivable:
Allowance for doubtful accounts	(26,624)	(76,292)	—	77,100	(25,816)
For the Year Ended December 31, 2009
Deducted from deferred tax asset:
Valuation allowance	$(23,565)	$10,348	$(6,017)	$—	$(19,234)
Deducted from accounts receivable:
Allowance for doubtful accounts	(8,372)	(107,991)	—	89,739	(26,624)
For the Year Ended December 31, 2008
Deducted from deferred tax asset:
Valuation allowance	$(22,874)	$—	$(691)	$—	$(23,565)
Deducted from accounts receivable:
Allowance for doubtful accounts	(12,723)	(73,157)	—	77,508	(8,372)

(1)                As of December 31, 2010, the valuation allowance reduced current deferred tax assets by $1.6 million and noncurrent deferred tax assets by $28.3 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Los Angeles SMSA Limited Partnership:

We have audited the accompanying balance sheets of Los Angeles SMSA Limited Partnership (the “Partnership”) as of December 31, 2010 and 2009, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

February 25, 2011

Los Angeles SMSA Limited Partnership

Balance Sheets - As of December 31, 2010 and 2009

(Dollars in Thousands)

	2010	2009
ASSETS

CURRENT ASSETS:
Accounts receivable, net of allowance of $15,135 and $17,688	$285,691	$281,946
Unbilled revenue	21,238	20,040
Due from affiliate	333,022	431,698
Prepaid expenses and other current assets	3,652	3,696

Total current assets	643,603	737,380

PROPERTY, PLANT AND EQUIPMENT—Net	1,637,181	1,544,788

WIRELESS LICENSES	79,543	79,543

OTHER ASSETS	858	545

TOTAL ASSETS	$2,361,185	$2,362,256

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$85,162	$85,832
Advance billings and customer deposits	126,505	104,869
Deferred gain on lease transaction	4,923	4,923

Total current liabilities	216,590	195,624

LONG TERM LIABILITIES
Deferred gain on lease transaction	43,739	48,678
Other long term liabilities	16,632	12,429

Total long term liabilities	60,371	61,107

Total liabilities	276,961	256,731

COMMITMENTS AND CONTINGENCIES (see Notes 6 and 7)

PARTNERS’ CAPITAL	2,084,224	2,105,525

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,361,185	$2,362,256

See notes to financial statements.

Los Angeles SMSA Limited Partnership

Statements of Operations - Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

	2010	2009	2008

OPERATING REVENUE
Service revenue	$3,533,581	$3,429,895	$3,428,291
Equipment and other	381,790	418,210	475,729

Total operating revenue	3,915,371	3,848,105	3,904,020

OPERATING COSTS AND EXPENSES
Cost of service (exclusive of items shown below)	674,007	571,703	560,250
Cost of equipment	625,225	695,952	720,276
Selling, general and administrative	1,140,518	1,124,973	1,131,665
Depreciation and amortization	338,700	325,887	313,389

Total operating costs and expenses	2,778,450	2,718,515	2,725,580

OPERATING INCOME	1,136,921	1,129,590	1,178,440

OTHER INCOME
Interest income, net	35,211	41,001	25,526
Other	6,567	6,231	6,024

Total other income	41,778	47,232	31,550

NET INCOME	$1,178,699	$1,176,822	$1,209,990

Allocation of Net Income:
Limited Partners	$707,219	$706,094	$725,994
General Partner	$471,480	$470,728	$483,996

See notes to financial statements.

Los Angeles SMSA Limited Partnership

Statements of Changes in Partners’ Capital - Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

	General Partner	Limited Partners
	AirTouch Cellular	AirTouch Cellular	Cellco Partnership	United States Cellular Corporation	Total Partners’ Capital

BALANCE—January 1, 2008	$847,486	$896,215	$258,483	$116,529	$2,118,713

Distributions	(480,000)	(507,600)	(146,400)	(66,000)	(1,200,000)

Net Income	483,996	511,826	147,619	66,549	1,209,990

BALANCE—December 31, 2008	851,482	900,441	259,702	117,078	2,128,703

Distributions	(480,000)	(507,600)	(146,400)	(66,000)	(1,200,000)

Net Income	470,728	497,796	143,573	64,725	1,176,822

BALANCE—December 31, 2009	842,210	890,637	256,875	115,803	2,105,525

Distributions	(480,000)	(507,600)	(146,400)	(66,000)	(1,200,000)

Net Income	471,480	498,590	143,801	64,828	1,178,699

BALANCE—December 31, 2010	$833,690	$881,627	$254,276	$114,631	$2,084,224

See notes to financial statements.

Los Angeles SMSA Limited Partnership

Statements of Cash Flows - Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,178,699	$1,176,822	$1,209,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	338,700	325,887	313,389
Amortization of deferred gain on lease transaction	(4,939)	(4,933)	(4,982)
Provision for losses on accounts receivable	36,005	41,980	49,685
Changes in certain assets and liabilities:
Accounts receivable	(39,750)	(47,785)	(42,519)
Unbilled revenue	(1,198)	240	3,412
Prepaid expenses and other current assets	44	(659)	1,247
Accounts payable and accrued liabilities	(2,414)	17,419	(3,462)
Advance billings and customer deposits	21,636	(3,709)	6,223
Other long term liabilities	4,203	948	1,794

Net cash provided by operating activities	1,530,986	1,506,210	1,534,777

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(429,662)	(267,055)	(355,950)
Change in due from affiliate, net	98,676	(39,155)	21,173

Net cash used in investing activities	(330,986)	(306,210)	(334,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(1,200,000)	(1,200,000)	(1,200,000)

Net cash used in financing activities	(1,200,000)	(1,200,000)	(1,200,000)

CHANGE IN CASH	—	—	—

CASH—Beginning of year	—	—	—

CASH—End of year	$—	$—	$—

NONCASH TRANSACTIONS FROM INVESTING ACTIVITIES:

Accruals for Capital Expenditures	$6,796	$5,052	$13,357

See notes to financial statements.

Los Angeles SMSA Limited Partnership

Notes to Financial Statements - Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

1.                   ORGANIZATION AND MANAGEMENT

Los Angeles SMSA Limited Partnership — Los Angeles SMSA Limited Partnership (the “Partnership”) was formed in 1984. The principal activity of the Partnership is providing cellular service in the Los Angeles metropolitan service area.

The partners and their respective ownership percentages as of December 31, 2010, 2009 and 2008 are as follows:

General Partner:
AirTouch Cellular* (“General Partner”)	40.0%

Limited Partners:
AirTouch Cellular*	42.3%
Cellco Partnership	12.2%
United States Cellular Corporation	5.5%

*AirTouch Cellular is a wholly-owned subsidiary of Verizon Wireless (VAW) LLC (a wholly-owned subsidiary of Cellco Partnership (“Cellco”) doing business as Verizon Wireless).

2.                   SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Estimates are used for, but are not limited to, the accounting for: allocations, allowance for uncollectible accounts receivable, unbilled revenue, depreciation and amortization, useful lives and impairment of assets, accrued expenses, and contingencies.

Revenue Recognition — The Partnership earns revenue by providing access to its network (access revenue) and usage of its network (usage revenue), which includes voice and data revenue. Customers are associated with the Partnership based upon mobile identification number. In general, access revenue is billed one month in advance and is recognized when earned; the unearned portion is classified in Advance billings in the balance sheet. Usage revenue is recognized when service is rendered and included in Unbilled revenue until billed. Equipment sales revenue associated with the sale of wireless devices and related equipment costs are recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Customer activation fees charged to customers are considered additional consideration and are recorded in Equipment and other revenue, generally, at the time of customer acceptance. For agreements involving the resale of third-party services in which the Partnership is considered the primary obligor in the arrangements, the Partnership records revenue gross at the time of sale. The roaming rates charged by the Partnership to Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (See Note 5).

The Partnership reports taxes imposed by governmental authorities on revenue-producing transactions between us and our customers on a net basis.

Operating Costs and Expenses — Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of selling, general and administrative, and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services performed on behalf of the Partnership. These employees are not employees of the Partnership, therefore operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. Cellco believes such allocations, principally based on the Partnership’s percentage of total customers, customer gross additions or minutes-of-use, are reasonable. The roaming rates charged to the Partnership by Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (See Note 5).

Retail Stores— The daily operations of all retail stores located within the Partnership’s operating area are managed by Cellco. However, all fixed assets, liabilities, income and expenses related to these retail stores are recorded in the financial statements of the Partnership.

Income Taxes — The Partnership is not a taxable entity for federal and state income tax purposes. Any taxable income or loss is apportioned to the partners based on their respective partnership interests and is reported by them individually.

Inventory — Inventory is owned by Cellco and is not recorded on the Partnership’s financial statements. Upon sale, the related cost of the inventory is transferred to the Partnership at Cellco’s cost basis and included in the accompanying statements of operations.

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

Upon the sale or retirement of property, plant and equipment, the cost and related accumulated depreciation or amortization are eliminated and any related gain or loss is reflected in the statements of operations. All property, plant and equipment purchases are made through an affiliate of Cellco. Transfers of property, plant and equipment between Cellco and affiliates are recorded at net book value.

Interest expense and network engineering costs incurred during the construction phase of the Partnership’s network and real estate properties under development are capitalized as part of property, plant and equipment and recorded as construction in progress until the projects are completed and placed into service.

FCC Licenses — The Federal Communications Commission (“FCC”) issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas. The FCC grants licenses for terms of up to ten years. In 1993 the FCC adopted specific standards to apply to cellular renewals, concluding it will award a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely and at nominal costs, which are expensed as incurred.  The current terms of the Partnership’s FCC licenses expire in October 2014, February 2016 and April 2017. Cellco believes it will be able to meet all requirements necessary to secure renewal of the Partnership’s cellular licenses. FCC wireless licenses totaling $79,543 are recorded on the books of the Partnership as of December 31, 2010, 2009 and 2008. There are additional wireless licenses issued by the FCC that authorize the Partnership to provide cellular service recorded on the books of Cellco.

Valuation of Assets — Long-lived assets, including property, plant and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The impairment loss would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The Partnership’s principal intangible assets are licenses, which provide the Partnership with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. Cellco and the Partnership re-evaluate the useful life determination for wireless licenses at least annually to determine whether events and circumstances continue to support an indefinite useful life. Moreover, Cellco and the Partnership have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the Partnership’s wireless licenses. As a result, the wireless licenses are treated as an indefinite life intangible asset, and are not amortized but rather are tested for impairment.

Cellco and the Partnership test their wireless licenses for potential impairment annually, and more frequently if indications of impairment exist. Cellco and the Partnership evaluate their licenses on an aggregate basis, using a direct income-based value approach.  This approach estimates fair value using a discounted cash flow analysis to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date.  If the fair value of the aggregated wireless licenses is less than the aggregated carrying amount of the wireless licenses, an impairment is recognized. In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for all licenses included in Cellco’s national footprint. Cellco does not charge the Partnership for the use of any FCC license recorded on its books (except for the annual cost of $28,932 related to the spectrum lease). Cellco and the Partnership evaluated its wireless licenses for potential impairment as of December 15, 2010 and December 15, 2009. These evaluations resulted in no impairment of wireless licenses.

Concentrations — The Partnership maintains allowances for uncollectible accounts receivable for estimated losses resulting from the inability of customers to make required payments. Estimates are based on historical net write-off experience. No single customer receivable is large enough to present a significant financial risk to the partnership.

Cellco and the Partnership rely on local and long-distance telephone companies, some of which are related parties (See Note 5), and other companies to provide certain communication services. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could potentially have a material adverse impact on the Partnership’s operating results.

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

Due from affiliate — Due from affiliate principally represents the Partnership’s cash position with Cellco. Cellco manages, on behalf of the Partnership, all cash, inventory, investing and financing activities of the Partnership. As such, the change in due from affiliate is reflected as an investing activity or a financing activity in the statements of cash flows depending on whether it represents a net asset or net liability for the Partnership.

Additionally, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant and equipment transactions with affiliates, are charged to the Partnership through this account. Interest income or interest expense is based on the average monthly outstanding balance in this account and is calculated by applying Cellco’s average cost of borrowing from Verizon Communications, Inc., which was approximately 5.8%, 5.8% and 4.0% for the years ended December 31, 2010, 2009 and 2008, respectively. Included in net interest income is interest income of $35,372 $41,222 and $25,800 for the years ended December 31, 2010, 2009 and 2008, respectively, related to due from affiliate.

Distributions — Distributions are made to partners at the discretion of the General Partner based upon the Partnership’s operating results, cash availability and financing needs as determined by the General Partner at the date of distribution.

Recently Adopted Accounting Standards — On January 1, 2010, the Partnership adopted the accounting standard update regarding fair value measurements and disclosures which requires additional disclosures regarding assets and liabilities measured at fair value. The adoption of this standard update did not have a material impact on the financial statements.

In July 2010, the accounting standard update regarding disclosures for finance receivables and allowances for credit losses was issued. This standard update requires that entities disclose information at more disaggregated levels than currently required. The Partnership adopted this standard update during the fourth quarter of 2010. The adoption of this standard update did not have a significant impact on the financial statements.

Recent Accounting Standards - On January 1, 2011, the Partnership prospectively adopted the accounting standard update regarding revenue recognition for multiple deliverable arrangements. This method allows a vendor to allocate revenue in an arrangement using its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists. Accordingly, the residual method of revenue allocation is no longer permissible. The adoption of this standard update is not expected to have a significant impact on the financial statements.

On January 1, 2011, the Partnership prospectively adopted the accounting standard update regarding revenue recognition for arrangements that include software elements.  This requires tangible products that contain software and non-software elements that work together to deliver the products’ essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. The adoption of this standard update is not expected to have a significant impact on the financial statements.

3.                   PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following as of December 31, 2010 and 2009:

	2010	2009

Land	$7,742	$7,656
Buildings and improvements (20-40 years)	496,506	462,057
Wireless plant and equipment (3-15 years)	2,955,929	2,642,191
Furniture, fixtures and equipment (2-10 years)	80,001	81,357
Leasehold improvements (5 years)	296,517	274,932

	3,836,695	3,468,193

Less: accumulated depreciation	2,199,514	1,923,405

Property, plant and equipment, net	$1,637,181	$1,544,788

Capitalized network engineering costs of $20,237 and $16,210 were recorded during the years ended December 31, 2010 and 2009, respectively. Construction in progress included in certain classifications shown above, wireless plant equipment, amounted to $130,825 and $80,939 as of December 31, 2010 and 2009, respectively.

Tower Transactions — Prior to the acquisition of the Partnership interest by Cellco in 2000, Vodafone Group Plc (“Vodafone”), then parent company of AirTouch Cellular, entered into agreements to sublease all of its unused space on up to 430 of its communications towers (“Sublease Agreement”) to SpectraSite Holdings, Inc. (“SpectraSite”) in exchange for $155,000. At various closings in 2001 and 2000, SpectraSite leased 274 communications towers owned and operated by the Partnership for $98,465.  At December 31, 2010 and 2009, the Partnership has $48,662 and $53,601, respectively, recorded as deferred gain on lease transaction.  The Sublease Agreement requires monthly maintenance fees for the existing physical space used by the Partnership’s cellular equipment. The Partnership paid $10,950, $12,021 and $9,387 to SpectraSite pursuant to the Sublease Agreement for the years ended December 31, 2010, 2009 and 2008, respectively, which is included in cost of service in the accompanying Statements of Operations.  The terms of the Sublease Agreement differ for leased communication towers versus those owned by the Partnership and range from 20 to 99 years.

4.                   CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2010 and 2009:

	2010	2009

Accounts payable	$71,454	$71,445
Accrued liabilities	13,708	14,387
Accounts payable and accrued liabilities	$85,162	$85,832

Advance billings and customer deposits consist of the following as of December 31, 2010 and 2009:

	2010	2009

Advance billings	$122,170	$98,864
Customer deposits	4,335	6,005
Advance billings and customer deposits	$126,505	$104,869

5.                   TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

In addition to fixed asset purchases (see Note 2), substantially all of service revenues, equipment and other revenues, cost of service, cost of equipment, and selling, general and administrative expenses represent transactions processed by affiliates (Cellco and its related parties) on behalf of the Partnership or represent transactions with affiliates.  These transactions consist of revenues and expenses that pertain to the Partnership which are processed by Cellco and directly attributed to or directly charged to the Partnership.  They also include certain revenues and expenses that are processed or incurred by Cellco which are allocated to the Partnership based on factors such as the Partnership’s percentage of customers, gross customer additions, or minutes of use.  These transactions do not necessarily represent arms length transactions.

Service revenues - Service revenues include monthly customer billings processed by Cellco on behalf of the Partnership and roaming revenues relating to customers of other affiliated markets that are specifically identified to the Partnership.  Service revenue also includes long distance, data, and certain revenue reductions including revenue concessions that are processed by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Equipment and other revenues - Equipment revenue includes equipment sales processed by Cellco and specifically identified to the Partnership, as well as certain handset and accessory revenues, contra-revenues including equipment concessions, and coupon rebates that are processed by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.  Other revenues include switch revenue and other fees and surcharges charged to the customer that are specifically identified to the Partnership.

Cost of Service - Cost of service includes roaming costs relating to customers roaming in other affiliated markets that are specifically identified to the Partnership.  Cost of service also includes cost of telecom, long distance and application content that are incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Cost of equipment - Cost of equipment includes the cost of inventory specifically identified and transferred to the Partnership (see Note 2). Cost of equipment also includes certain costs related to handsets, accessories and other costs incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Selling, general and administrative - Selling, general and administrative expenses include commissions, customer billing, office telecom, customer care, salaries, sales and marketing and advertising expenses that are specifically identified to the Partnership as well as incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

The Partnership has also entered into a lease agreement for the right to use additional spectrum owned by Cellco. See Note 6 for further information regarding this arrangement.

6.                   COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, equipment and spectrum used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2010, 2009 and 2008, the Partnership incurred a total of $102,968, $95,499 and $88,619, respectively, as rent expense related to these operating leases, which was included in cost of service and general and administrative expenses in the accompanying statements of operations. Aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured, for the years shown are as follows:

Years	Amount

2011	$84,610
2012	77,269
2013	69,064
2014	59,445
2015	46,098
2016 and thereafter	66,659

Total minimum payments	$403,145

On November 30, 2010, the Partnership entered into a 700 MHz upper band spectrum lease with Cellco. The lease includes an initial term extending through June 13, 2019 and a renewal option through June 13, 2029. The license, held by Cellco, is considered an indefinite-lived intangible as Cellco believes it will be able to meet all requirements necessary to secure renewal of this license. The Partnership accounts for this spectrum lease as an executory contract which is similar to an operating lease. The related lease expense for the period ended December 31, 2010 was immaterial.

Based on the terms of the spectrum license lease as of December 31, 2010, future spectrum lease obligations, including the renewal period, are expected to be as follows:

Years	Amount

2011	$20,843
2012	20,843
2013	20,843
2014	20,843
2015	20,843
2016 and thereafter	279,641

Total minimum payments	$383,856

The General Partner currently expects that the renewal option in the lease will be exercised.

From time to time Cellco enters into purchase commitments, primarily for network equipment, on behalf of the Partnership. These represent legal obligations of Cellco.

7.                   CONTINGENCIES

Cellco is subject to lawsuits and other claims including class actions, product liability, patent infringement, intellectual property, antitrust, partnership disputes, and claims involving relations with resellers and agents. Cellco is also defending lawsuits filed against itself and other participants in the wireless industry alleging various adverse effects as a result of wireless phone usage. Various consumer class action lawsuits allege that Cellco violated certain state consumer protection laws and other statutes and defrauded customers through misleading billing practices or statements. These matters may involve indemnification obligations by third parties and/or affiliated parties covering all or part of any potential damage awards against Cellco and the Partnership and/or insurance coverage. All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters as of December 31, 2010 cannot be ascertained. The potential effect, if any, on the financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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

8.                   RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	Net of	End
	of the Year	Operations	Recoveries	of the Year

Accounts Receivable Allowances:
2010	$17,688	$36,005	$(38,558)	$15,135
2009	19,265	41,980	(43,557)	17,688
2008	16,975	49,685	(47,395)	19,265

******

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION

By:	/s/ Mary N. Dillon
Mary N. Dillon
President and Chief Executive Officer

By:	/s/ Steven T. Campbell
Steven T. Campbell
Executive Vice President—Finance, Chief Financial Officer and Treasurer

By:	/s/ Kenneth R. Meyers
Kenneth R. Meyers Chief Accounting Officer

By:	/s/ Ljubica A. Petrich
Ljubica A. Petrich Vice President and Controller

Dated: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LeRoy T. Carlson, Jr.	Director	February 25, 2011
LeRoy T. Carlson, Jr.

/s/ Mary N. Dillon	Director	February 25, 2011
Mary N. Dillon

/s/ Kenneth R. Meyers	Director	February 25, 2011
Kenneth R. Meyers

/s/ LeRoy T. Carlson	Director	February 25, 2011
LeRoy T. Carlson

/s/ Walter C.D. Carlson	Director	February 25, 2011
Walter C.D. Carlson

/s/ James Barr III	Director	February 25, 2011
James Barr III

/s/ J. Samuel Crowley	Director	February 25, 2011
J. Samuel Crowley

/s/ Ronald E. Daly	Director	February 25, 2011
Ronald E. Daly

/s/ Paul-Henri Denuit	Director	February 25, 2011
Paul-Henri Denuit

/s/ Harry J. Harczak, Jr.	Director	February 25, 2011
Harry J. Harczak, Jr.

/s/ Gregory P. Josefowicz	Director	February 25, 2011
Gregory P. Josefowicz

INDEX TO EXHIBITS

Exhibit Number	Description of Documents

3.1(a)	Restated Certificate of Incorporation, as amended, filed as Exhibit 2(a) to U.S. Cellular’s Amendment No. 1 on Form 8 dated March 24, 1992 to U.S. Cellular’s Report on Form 8-A.

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

4.3

Revolving Credit Agreement dated December 17, 2010 among U.S. Cellular and the lenders named therein, Toronto Dominion (New York) LLC as Administrative Agent and Swing Line Lender, The Toronto Dominion Bank, New York Branch as Letter of Credit Issuer, TD Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Co-Lead Arrangers and Joint Book Managers, Wells Fargo Bank, N.A. as Syndication Agent, and Bank of America, N.A., SunTrust Bank and CoBank ACB as Co-Documentation Agents, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated December 17, 2010.

4.4(a)	Indenture dated June 1, 2002 between U.S. Cellular and BNY Midwest Trust Company of New York is hereby incorporated by reference to Exhibit 4.1 to Form S-3 (File No. 333-88344).

4.4(b)

Form of Third Supplemental Indenture dated December 3, 2003 between U.S. Cellular and BNY Midwest Trust Company, relating to $444,000,000 of U.S. Cellular’s 6.7% Senior Notes due 2033, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated December 3, 2003.

4.4(c)

Form of Fourth Supplemental Indenture dated June 9, 2004 between U.S. Cellular and BNY Midwest Trust Company, relating to $330,000,000 of U.S. Cellular’s 7.5% Senior Notes due 2034, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated June 9, 2004.

4.4(d)

Form of Fifth Supplemental Indenture dated June 21, 2004 between U.S. Cellular and BNY Midwest Trust Company, relating to $100,000,000 of U.S. Cellular’s 6.7% Senior Notes due 2033, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated June 21, 2004.

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

10.9*

Compensation Plan for Non-Employee Directors, as amended March 17, 2009, is hereby incorporated by reference to Exhibit B to U.S. Cellular’s Notice of Annual Meeting of Shareholders and Proxy Statement dated April 15, 2009.

10.10*

U.S. Cellular 2005 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit C to U.S. Cellular’s Notice of Annual Meeting of Shareholders and Proxy Statement dated April 15, 2009.

10.11*

Form of U.S. Cellular Executive Deferred Compensation Agreement—Phantom Stock Account for Deferred Bonus is hereby incorporated by reference to Exhibit 10.7 to U.S. Cellular’s Current Report on Form 8-K dated December 9, 2008.

10.12(a)*	U.S. Cellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated December 10, 2007.

10.12(b)*

First Amendment to U.S. Cellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.6 to U.S. Cellular’s Current Report on Form 8-K dated December 9, 2008.

10.12(c)*

Election Form for U.S. Cellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated December 10, 2007.

10.13*	U.S. Cellular 2009 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit B to U.S. Cellular’s Notice of Annual Meeting of Shareholders and Proxy Statement dated April 15, 2008.

10.14*

Form of Long-Term Incentive Plan Stock Option Award Agreement to be used for grants to executive officers other than John E. Rooney is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated December 9, 2008.

10.15*

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

10.18*	Letter Agreement between U.S. Cellular and Steven T. Campbell dated June 1, 2005 is hereby incorporated by reference to Exhibit 99.2 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2005.

10.19*

Terms of Letter Agreement between U.S. Cellular and John E. Rooney dated March 28, 2000 is hereby incorporated by reference to Exhibit 10 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

10.20*

Guidelines for the Determination of Annual Bonus for President and Chief Executive Officer of U.S. Cellular, as amended November 18, 2009, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated November 18, 2009.

10.21(a)*

Employment, Consulting and General Release Agreement dated November 3, 2009 between U.S. Cellular and Jay M. Ellison is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated November 3, 2009.

10.21(b)*

Amendment dated January 30, 2010 to Employment, Consulting and General Release Agreement dated November 3, 2009 between U.S. Cellular and Jay M. Ellison is hereby incorporated by reference to Exhibit 10 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

10.22*

Terms of Letter Agreement dated May 3, 2010 between U.S. Cellular and Mary N. Dillon, is hereby incorporated by reference from Exhibit 99.2 to U.S. Cellular’s Current Report on Form 8-K dated May 6, 2010.

10.23*

U.S. Cellular 2005 Long-Term Incentive Plan 2010 Stock Option Award Agreement evidencing U.S. Cellular stock options granted to Mary N. Dillon on June 1, 2010 (with accelerated vesting in the event of termination without cause or for good reason), is hereby incorporated by reference from Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2010.

10.24*

U.S. Cellular 2005 Long-Term Incentive Plan 2010 Restricted Stock Unit Award Agreement evidencing U.S. Cellular restricted stock units granted to Mary N. Dillon on June 1, 2010 (with accelerated vesting in the event of termination without cause or for good reason), is hereby incorporated by reference from Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2010.

10.25*

U.S. Cellular 2005 Long-Term Incentive Plan 2010 Stock Option Award Agreement evidencing U.S. Cellular stock options granted to Mary N. Dillon on June 1, 2010 (without accelerated vesting in the event of termination without cause or for good reason), is hereby incorporated by reference from Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2010.

10.26*

U.S. Cellular 2005 Long-Term Incentive Plan 2010 Restricted Stock Unit Award Agreement evidencing U.S. Cellular restricted stock units granted to Mary N. Dillon on June 1, 2010 (without accelerated vesting in the event of termination without cause or for good reason), is hereby incorporated by reference from Exhibit 10.4 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2010.

10.27*

U.S. Cellular 2010 Executive Officer Annual Incentive Plan Effective January 1, 2010, is hereby incorporated by reference from Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated June 7, 2010.

10.28**

Master Service Agreement entered into by United States Cellular Corporation and Amdocs Software Systems Limited on August 17, 2010 to develop a Billing and Operational Support System (“B/OSS”) with a new point-of-sale system to consolidate billing on one platform, is hereby incorporated by reference from Exhibit 10.8 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.

10.29**

Software License and Maintenance Agreement entered into by United States Cellular Corporation and Amdocs Software Systems Limited on August 17, 2010 to develop a Billing and Operational Support System (“B/OSS”) with a new point-of-sale system to consolidate billing on one platform, is hereby incorporated by reference from Exhibit 10.9 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.

11	Statement regarding computation of earnings per share (included in Note 6—Earnings Per Share in the Notes to Consolidated Financial Statements in Exhibit 13).

12	Statement regarding computation of ratio of earnings to fixed charges for the years ended December 31, 2010, 2009, 2008, 2007, and 2006.

13	Incorporated portions of 2010 Annual Report to Shareholders.

21	Subsidiaries of U.S. Cellular.

23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.

23.2	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

31.1	Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*                 Indicates a management contract or compensatory plan or arrangement.

**          Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.