Form 10-Q
period 2011-03-31
UNITED STATES CELLULAR CORP
filed 2011-05-06
CIK 821130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2011
Common Shares, $1 par value	52,228,673 Shares
Series A Common Shares, $1 par value	33,005,877 Shares

Part I. Financial Information
Item 1. Financial Statements

United States Cellular Corporation

Consolidated Statement of Operations
(Unaudited)

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share amounts)	2011	2010

Operating revenues
Service	$985,113	$965,008
Equipment sales	71,979	58,849
Total operating revenues	1,057,092	1,023,857

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	217,603	207,114
Cost of equipment sold	194,360	161,105
Selling, general and administrative (including charges from affiliates of $26.2 million and $27.7 million, respectively)	442,004	429,605
Depreciation, amortization and accretion	145,045	143,233
Loss on asset disposals, net	1,037	5,176
Total operating expenses	1,000,049	946,233

Operating income	57,043	77,624

Investment and other income (expense)
Equity in earnings of unconsolidated entities	20,891	24,694
Interest and dividend income	849	1,021
Interest expense	(15,186)	(16,524)
Other, net	(125)	(65)
Total investment and other income (expense)	6,429	9,126

Income before income taxes	63,472	86,750
Income tax expense	24,092	33,662

Net income	39,380	53,088
Less: Net income attributable to noncontrolling interests, net of tax	(5,269)	(5,719)
Net income attributable to U.S. Cellular shareholders	$34,111	$47,369

Basic weighted average shares outstanding	85,484	86,576
Basic earnings per share attributable to U.S. Cellular shareholders	$0.40	$0.55

Diluted weighted average shares outstanding	86,101	86,978
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.40	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010

Cash flows from operating activities
Net income	$39,380	$53,088
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	145,045	143,233
Bad debts expense	13,507	19,193
Stock-based compensation expense	5,792	3,830
Deferred income taxes, net	44,413	(2,419)
Equity in earnings of unconsolidated entities	(20,891)	(24,694)
Distributions from unconsolidated entities	8,323	7,238
Loss on asset disposals, net	1,037	5,176
Other operating activities	1,064	274
Changes in assets and liabilities from operations
Accounts receivable	4,950	1,313
Inventory	3,461	(722)
Accounts payable - trade	(2,244)	(39,375)
Accounts payable - affiliate	(2,041)	(5,843)
Customer deposits and deferred revenues	10,245	403
Accrued taxes	11,174	30,723
Accrued interest	9,205	9,221
Other assets and liabilities	(70,598)	(48,387)
	201,822	152,252

Cash flows from investing activities
Additions to property, plant and equipment	(95,933)	(121,514)
Cash paid for acquisitions and licenses	—	(3,800)
Cash paid for investments	—	(25,000)
Cash received for investments	35,000	126
Other investing activities	2,200	230
	(58,733)	(149,958)

Cash flows from financing activities
Common shares reissued for benefit plans, net of tax payments	1,305	486
Common shares repurchased	(17,357)	(5,186)
Distributions to noncontrolling interests	(186)	(2,284)
Other financing activities	17	(63)
	(16,221)	(7,047)

Net increase (decrease) in cash and cash equivalents	126,868	(4,753)

Cash and cash equivalents
Beginning of period	294,426	294,411
End of period	$421,294	$289,658

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Assets
(Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2011	2010

Current assets
Cash and cash equivalents	$421,294	$294,426
Short-term investments	121,252	146,586
Accounts receivable
Customers and agents, less allowances of $21,674 and $24,455, respectively	302,532	331,452
Roaming	36,109	37,218
Affiliated	272	226
Other, less allowances of $1,180 and $1,361, respectively	66,650	55,123
Inventory	108,818	112,279
Prepaid income taxes	4,910	41,397
Prepaid expenses	62,709	53,356
Net deferred income tax asset	26,757	26,757
Other current assets	10,282	10,804
	1,161,585	1,109,624
Investments
Licenses	1,452,401	1,452,101
Goodwill	494,737	494,737
Customer lists, net of accumulated amortization of $96,264 and $96,153, respectively	648	759
Investments in unconsolidated entities	171,485	160,847
Notes and interest receivable — long-term	4,033	4,070
Long-term investments	35,737	46,033
	2,159,041	2,158,547
Property, plant and equipment
In service and under construction	6,465,667	6,382,581
Less: Accumulated depreciation	3,898,393	3,767,509
	2,567,274	2,615,072

Other assets and deferred charges	74,028	50,367

Total assets	$5,961,928	$5,933,610

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	March 31,	December 31,
(Dollars and shares in thousands)	2011	2010

Current liabilities
Current portion of long-term debt	$101	$101
Accounts payable
Affiliated	8,750	10,791
Trade	279,657	281,601
Customer deposits and deferred revenues	156,673	146,428
Accrued taxes	36,263	39,299
Accrued compensation	41,651	65,952
Other current liabilities	94,696	121,823
	617,791	665,995

Deferred liabilities and credits
Net deferred income tax liability	624,884	579,769
Other deferred liabilities and credits	287,217	284,949

Long-term debt	868,102	867,941

Commitments and contingencies

Noncontrolling interests with redemption features	894	855

Equity
U.S. Cellular shareholders’ equity
Series A Common and Common Shares
Authorized 190,000 shares (50,000 Series A Common and 140,000 Common Shares)
Issued 88,074 shares (33,006 Series A Common and 55,068 Common Shares)
Outstanding 85,234 shares (33,006 Series A Common and 52,228 Common Shares) and 85,547 shares (33,006 Series A Common and 52,541 Common Shares), respectively
Par Value ($1 per share) ($33,006 Series A Common and $55,068 Common Shares)	88,074	88,074
Additional paid-in capital	1,374,323	1,368,487
Treasury shares, at cost, 2,840 and 2,527 Common Shares, respectively	(120,475)	(105,616)
Retained earnings	2,162,556	2,129,638
Total U.S. Cellular shareholders’ equity	3,504,478	3,480,583

Noncontrolling interests	58,562	53,518

Total equity	3,563,040	3,534,101

Total liabilities and equity	$5,961,928	$5,933,610

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity (Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total U.S. Cellular Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	$88,074	$1,368,487	$(105,616)	$2,129,638	$3,480,583	$53,518	$3,534,101
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	—	—	—	34,111	34,111	—	34,111
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	5,230	5,230
Repurchase of Common Shares	—	—	(17,357)	—	(17,357)	—	(17,357)
Incentive and compensation plans	—	32	2,498	(1,193)	1,337	—	1,337
Stock-based compensation awards	—	5,792	—	—	5,792	—	5,792
Tax windfall (shortfall) from stock awards	—	12	—	—	12	—	12
Distributions to noncontrolling interests	—	—	—	—	—	(186)	(186)
Balance, March 31, 2011	$88,074	$1,374,323	$(120,475)	$2,162,556	$3,504,478	$58,562	$3,563,040

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity
(Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total U.S. Cellular Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	$88,074	$1,356,322	$(69,616)	$2,013,633	$3,388,413	$51,701	$3,440,114
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	—	—	—	47,369	47,369	—	47,369
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	5,695	5,695
Repurchase of Common Shares	—	—	(5,186)	—	(5,186)	—	(5,186)
Incentive and compensation plans	—	605	2,608	(2,123)	1,090	—	1,090
Stock-based compensation awards	—	3,830	—	—	3,830	—	3,830
Tax windfall (shortfall) from stock awards	—	(45)	—	—	(45)	—	(45)
Distributions to noncontrolling interests	—	—	—	—	—	(2,284)	(2,284)
Balance, March 31, 2010	$88,074	$1,360,712	$(72,194)	$2,058,879	$3,435,471	$55,112	$3,490,583

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Notes to Consolidated Financial Statements

1.   Basis of Presentation

United States Cellular Corporation (“U.S. Cellular”), a Delaware Corporation, is an 83%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”).

The accounting policies of U.S. Cellular conform to accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The consolidated financial statements include the accounts of U.S. Cellular, its majority-owned subsidiaries since acquisition, general partnerships in which U.S. Cellular has a majority partnership interest and certain entities in which U.S. Cellular has a variable interest that require consolidation under GAAP.  All material intercompany accounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to the 2011 presentation.

The consolidated financial statements included herein have been prepared by U.S. Cellular, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, U.S. Cellular believes that the disclosures included herein are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in U.S. Cellular’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2010.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary to present fairly the financial position as of March 31, 2011 and December 31, 2010, and the results of operations, cash flows and changes in equity for the three months ended March 31, 2011 and 2010.  The results of operations, cash flows and changes in equity for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

2.   Fair Value Measurements

As of March 31, 2011 and December 31, 2010, U.S. Cellular did not have any financial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP. However, U.S. Cellular has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	March 31,		December 31,
	2011		2010
	Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	$421,294	$421,294	$294,426	$294,426
Short-term investments (1)(2)
Certificates of deposit	250	250	250	250
Government-backed securities (3)	121,002	121,002	146,336	146,336
Long-term investments (1)(4)
Government-backed securities (3)	35,737	35,824	46,033	46,034
Long-term debt (5)	863,770	852,393	863,657	850,374

(1)     Designated as held-to-maturity investments and recorded at amortized cost on the Consolidated Balance Sheet.

(2)     Maturities are less than twelve months from the respective balance sheet dates.

(3)     Includes U.S. treasuries and corporate notes guaranteed under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.

(4)     At March 31, 2011, maturities range between 14 and 21 months.

(5)     Excludes capital lease obligations and current portion of Long-term debt.

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. The fair values of Long-term investments were estimated using quoted market prices for the individual issuances. The fair value of long-term debt, excluding capital lease obligations and the current portion of such long-term debt, was estimated using market prices for the 7.5% senior notes and discounted cash flow analysis for the 6.7% senior notes.

As of March 31, 2011 and December 31, 2010, U.S. Cellular did not have nonfinancial assets or liabilities that required the application of fair value accounting for purposes of reporting such amounts in its Consolidated Balance Sheet.

3.   Income Taxes

U.S. Cellular is included in a consolidated federal income tax return and in certain state income tax returns with other members of the TDS consolidated group.  For financial statement purposes, U.S. Cellular and its subsidiaries compute their income tax expense as if they comprised a separate affiliated group and were not included in the TDS consolidated group.

U.S. Cellular’s overall effective tax rate on Income before income taxes for the three months ended March 31, 2011 and 2010 was 38.0% and 38.8%, respectively.  The effective tax rate for the three months ended March 31, 2011 was lower than the rate for the three months ended March 31, 2010 primarily as a result of a favorable change in estimates for certain state income tax contingencies.  The benefit from this change, along with other minor discrete benefits, decreased income tax expense for the three months ended March 31, 2011 by $0.3 million; absent these benefits, the effective tax rate for such period would have been higher by 0.4 percentage points.

U.S. Cellular expects to incur a federal net operating loss in 2011 for federal income tax purposes as a result of 100% bonus depreciation that applies to qualified capital expenditures.  U.S. Cellular plans to carryback this federal net operating loss to prior tax years, and has recorded $22.3 million in Other assets and deferred charges at March 31, 2011 related to the benefit associated with this estimated federal net operating loss carryback.  U.S. Cellular’s federal income tax liabilities associated with the current benefits being realized from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet.

4.   Earnings Per Share

Basic earnings per share attributable to U.S. Cellular shareholders is computed by dividing Net income attributable to U.S. Cellular shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to U.S. Cellular shareholders is computed by dividing Net income attributable to U.S. Cellular shareholders by the weighted average number of common shares outstanding during the period adjusted to include the effects of potentially dilutive securities. Potentially dilutive securities primarily include incremental shares issuable upon exercise of outstanding stock options and the vesting of restricted stock units.

The amounts used in computing Earnings per Common and Series A Common Share and the effects of potentially dilutive securities on the weighted average number of Common and Series A Common Shares are as follows:

	Three Months Ended
	March 31,
	2011	2010
(Dollars and shares in thousands, except per share amounts)
Net income attributable to U.S. Cellular shareholders	$34,111	$47,369

Weighted average number of shares used in basic earnings per share	85,484	86,576
Effect of dilutive securities:
Stock options	177	57
Restricted stock units	440	345
Weighted average number of shares used in diluted earnings per share	86,101	86,978

Basic earnings per share attributable to U.S. Cellular shareholders	$0.40	$0.55

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.40	$0.54

Certain Common Shares issuable upon the exercise of stock options or vesting of restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings per share because their effects were antidilutive. The number of such Common Shares excluded is shown in the table below.

	Three Months Ended
	March 31,
	2011	2010
(Shares in thousands)
Stock options	1,055	1,401

Restricted stock units	1	—

5.   Licenses and Goodwill

Changes in U.S. Cellular’s licenses for the three months ended March 31, 2011 and 2010 are presented below.

	March 31,	March 31,
	2011	2010
(Dollars in thousands)
Balance, beginning of period	$1,452,101	$1,435,000
Acquisitions	300	3,800
Balance, end of period	$1,452,401	$1,438,800

There were no changes to Goodwill during the three months ended March 31, 2011 and 2010, respectively.

6.   Investment in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $20.9 million and $24.7 million in the three months ended March 31, 2011 and 2010, respectively; of those amounts, U.S. Cellular’s investment in the Los Angeles SMSA Partnership (“LA Partnership”) contributed $13.0 million and $16.9 million in the three months ended March 31, 2011 and 2010, respectively. U.S. Cellular held a 5.5% ownership interest in the LA Partnership during these periods.

The following table, which is based on information provided in part by third parties, summarizes the combined results of operations of U.S. Cellular’s equity method investments:

	Three Months Ended
	March 31,
	2011	2010
(Dollars in thousands)
Revenues	$1,329,000	$1,214,000
Operating expenses	1,034,000	859,000
Operating income	295,000	355,000
Other income (expense)	1,000	7,000
Net income	$296,000	$362,000

7.   Commitments, Contingencies and Other Liabilities

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

U.S. Cellular has accrued $1.5 million with respect to legal proceedings and unasserted claims as of March 31, 2011 and December 31, 2010. U.S. Cellular has not accrued any amount for legal proceedings if it cannot estimate the amount of the possible loss or range of loss. U.S. Cellular does not believe that the amount of any contingent loss in excess of the amounts accrued would be material.

Agent Liabilities

U.S. Cellular has relationships with agents, which are independent businesses that obtain customers for U.S. Cellular.  At March 31, 2011 and December 31, 2010, U.S. Cellular had accrued $50.4 million and $71.3 million, respectively, for amounts due to agents, including rebates and commissions due on equipment and services sold to U.S. Cellular customers by agents.  This amount is included in Other current liabilities in the Consolidated Balance Sheet.

8.   Variable Interest Entities (VIEs)

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services.  U.S. Cellular participated in spectrum auctions indirectly through its interests in Aquinas Wireless L.P. (“Aquinas Wireless”), King Street Wireless L.P. (“King Street Wireless”), Barat Wireless L.P. (“Barat Wireless”) and Carroll Wireless L.P. (“Carroll Wireless”), collectively, the “limited partnerships.” Each limited partnership participated in and was awarded spectrum licenses in one of four separate spectrum auctions (FCC Auctions 78, 73, 66, and 58).  Each limited partnership qualified as a “designated entity” and thereby was eligible for bidding credits with respect to licenses purchased in accordance with the rules defined by the FCC for each auction. In most cases, the bidding credits resulted in a 25% discount from the gross winning bid.

Consolidated VIEs

As of March 31, 2011, U.S. Cellular consolidates the following VIEs under GAAP:

•         Aquinas Wireless;

•         King Street Wireless and King Street Wireless, Inc., the general partner of King Street Wireless;

•         Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless; and

•         Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless.

U.S. Cellular holds a variable interest in the entities listed above.  It has made capital contributions and/or advances to these entities.  The power to direct the activities of the VIEs that most significantly impact their economic performance is shared.  Specifically, the general partner of each of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships; however, the general partner of each partnership needs consent of the limited partner, a U.S. Cellular subsidiary, to sell or lease certain licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships.  Although the power to direct the activities of the VIEs is shared, U.S. Cellular has a disproportionate level of exposure to the variability associated with the economic performance of the VIEs, indicating that U.S. Cellular is the primary beneficiary of the VIEs in accordance with GAAP.  Accordingly, these VIEs are consolidated. As of March 31, 2011, U.S. Cellular’s capital contributions and advances made to these VIEs totaled $568.8 million.

The following table presents the classification of the consolidated VIEs’ assets and liabilities in U.S. Cellular’s Consolidated Balance Sheet.

	March 31,	December 31,
	2011	2010
(Dollars in thousands)
Assets
Cash	$7,918	$1,673
Other current assets	1,785	323
Licenses	487,962	487,962
Property, plant and equipment	1,259	1,548
Total assets	$498,924	$491,506

Liabilities
Other current liabilities	$172	$95
Total liabilities	$172	$95

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

These VIEs are in the process of developing Long-Term Evolution (“LTE”) deployment plans. These entities were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions. As such, these entities have risks similar to the business risks described in the “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2010.

9.   Common Share Repurchases

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

Share repurchases made under this authorization and prior authorizations, were as follows:

	Three Months Ended
	March 31,
	2011	2010
(Dollars and shares in thousands, except cost per share)
Number of shares	357	128
Average cost per share	$48.61	$40.68
Total cost	$17,357	$5,186

10.  Noncontrolling Interests

Mandatorily Redeemable Noncontrolling Interests in Finite-Lived Subsidiaries

U.S. Cellular’s consolidated financial statements include certain noncontrolling interests that meet the GAAP definition of mandatorily redeemable financial instruments.  These mandatorily redeemable noncontrolling interests represent interests held by third parties in consolidated partnerships and limited liability companies (“LLCs”), where the terms of the underlying partnership or LLC agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the noncontrolling interest holders and U.S. Cellular in accordance with the respective partnership and LLC agreements.  The termination dates of these mandatorily redeemable noncontrolling interests range from 2085 to 2107.

The settlement value or estimate of cash that would be due and payable to settle these noncontrolling interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on March 31, 2011, net of estimated liquidation costs, is $177.3 million.  This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet.  The estimate of settlement value was based on certain factors and assumptions which are subjective in nature.  Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.  U.S. Cellular currently has no plans or intentions relating to the liquidation of any of the related partnerships or LLCs prior to their scheduled termination dates.  The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at March 31, 2011 was $55.7 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is primarily due to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs.  Neither the noncontrolling interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements.

11.  Supplemental Cash Flow Disclosures

Following are supplemental cash flow disclosures regarding transactions related to stock-based compensation awards:

	Three Months Ended
	March 31,
	2011	2010
(Dollars and shares in thousands)
Common Shares withheld (1)	14	18

Aggregate value of Common Shares withheld	$675	$753

Cash receipts upon exercise of stock options	$1,396	$538
Cash disbursements for payment of taxes (2)	(91)	(52)
Net cash receipts from exercise of stock options and vesting of other stock awards	$1,305	$486

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

12.  Other Disclosures

Amounts Collected from Customers and Remitted to Governmental Authorities

U.S. Cellular records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority. If the tax is assessed upon U.S. Cellular, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $31.4 million and $33.9 million for the three months ended March 31, 2011 and 2010, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

United States Cellular Corporation (“U.S. Cellular”) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 83%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”) as of March 31, 2011.

U.S. Cellular provides wireless telecommunications services to approximately 6.0 million customers in five geographic market areas in 26 states. As of March 31, 2011, U.S. Cellular’s average penetration rate in its consolidated operating markets was 12.9%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.

The following discussion and analysis should be read in conjunction with U.S. Cellular’s interim consolidated financial statements and notes included in Item 1 above, and with the description of U.S. Cellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2010.

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

Financial and operating highlights in the three months ended March 31, 2011 included the following:

•         Total customers were 6,033,000 at March 31, 2011, including 5,698,000 retail customers.

•         On October 1, 2010, U.S. Cellular launched The Belief Project which introduced several innovative service offerings including no contract after the first contract; simplified national rate plans; a loyalty rewards program; overage protection, caps and forgiveness; a phone replacement program; and discounts for paperless billing and automatic payment. As of March 31, 2011, 1.8 million new and existing customers had subscribed to the new Belief Plans.

•         Retail customer net losses were 31,000 in 2011 compared to net additions of 24,000 in 2010.  In the postpaid category, there was a net loss of 22,000 in 2011 compared to a net loss of 9,000 in 2010. Prepaid net losses were 9,000 in 2011 compared to net additions of 33,000 in 2010.

•         Postpaid customers comprised approximately 95% of U.S. Cellular’s retail customers as of March 31, 2011. The postpaid churn rate remained flat at 1.4% in 2011 and 2010, respectively.

•         Postpaid customers on smartphone service plans increased to 20% as of March 31, 2011 compared to 9% as of March 31, 2010. Smartphones represented 42% of all devices sold in 2011 compared to 17% in 2010.

•         Service revenues of $985.1 million increased $20.1 million year-over-year, primarily due to increases in inbound roaming revenues and eligible telecommunications carrier (“ETC”) revenues.

•         Cash flows from operating activities were $201.8 million. At March 31, 2011, Cash and cash equivalents and Short-term investments totaled $542.5 million and there were no outstanding borrowings under the revolving credit facility.

•         Additions to Property, plant and equipment totaled $95.9 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores, develop new billing and other customer management related systems and platforms, and enhance existing office systems. Total cell sites in service increased 5% year-over-year to 7,663.

•         U.S. Cellular continued its efforts on a number of multi-year initiatives including the development of a Billing and Operational Support System (“B/OSS”) with a new point-of-sale system to consolidate billing on one platform; an Electronic Data Warehouse/Customer Relationship Management System to collect and analyze information more efficiently and thereby build and improve customer relationships; and a new Internet/Web platform to enable customers to complete a wide range of transactions and to manage their accounts online.

•         Operating income decreased $20.6 million, or 27%, to $57.0 million in 2011 from $77.6 million in 2010. The primary factors in the decrease were higher costs of acquiring, serving and retaining customers in an increasingly competitive industry, including an increase in loss on equipment (defined as equipment sales revenue less cost of equipment sold) of $20.1 million and costs of investments in multi-year initiatives.

•         Net income attributable to U.S. Cellular shareholders decreased $13.3 million, or 28%, to $34.1 million in 2011 compared to $47.4 million in 2010, primarily due to lower operating income. Basic earnings per share was $0.40 in 2011, which was $0.15 lower than in 2010, and Diluted earnings per share was $0.40, which was $0.14 lower than in 2010.

 U.S. Cellular anticipates that its future results will be affected by the following factors:

-       The Belief Project, which is intended to accelerate growth and have a positive impact on long-term profitability by increasing postpaid gross additions over the next several years and by contributing to incremental growth in average revenue per customer and improvement of U.S. Cellular's already low postpaid churn rate;

-       Continued uncertainty related to current economic conditions and their impact on customer purchasing and payment behaviors;

-       Relative ability to attract and retain customers in a competitive marketplace in a cost effective manner;

-       Rapid growth in the demand for new data devices and services which may result in increased cost of equipment sold and other operating expenses and the need for additional investment in network capacity;

-       Increased competition in the wireless industry, including potential reductions in pricing for products and services overall and impacts associated with the expanding presence of carriers offering low-priced, unlimited prepaid service, and emerging fourth generation technologies such as Long-term Evolution (“LTE”) and WiMax;

-       Potential increases in prepaid customers, which generally generate lower average monthly service revenue per customer, as a percentage of U.S. Cellular’s customer base in response to changes in customer preferences and industry dynamics;

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

-       Continued growth in revenues and costs related to data products and services and lower growth or declines in revenues from voice services;

-       Effects on industry competition of ongoing industry consolidation;

-       Costs of developing and enhancing office and customer support systems, including costs and risks associated with the completion and potential benefits of the multi-year initiatives described above;

-       Continued enhancements to U.S. Cellular’s wireless networks to meet the rapid increase in demand for data services from its customers. These enhancements include expansion of its current network and a planned upgrade to LTE technology with attendant costs and risks;

-       Uncertainty related to the National Broadband Plan and other rulemaking by the Federal Communications Commission (“FCC”), including uncertainty relating to future eligible telecommunication carrier (“ETC”) funding from the universal service fund (“USF”);

-       In April 2011, the FCC adopted mandatory roaming rules which require wireless operators to provide data roaming on commercially reasonable terms to other wireless operators with technologically compatible networks. The rules will become effective 30 days after publication in the Federal Register which could occur sometime in the second quarter of 2011. U.S. Cellular was in favor of creation of the mandatory roaming obligation and believes that it will be of assistance in the negotiation of data roaming agreements with other wireless operators in the future; and

-       Exclusive arrangements between manufacturers of wireless devices and other carriers that restrict U.S. Cellular’s access to devices desired by customers.

Cash Flows and Investments

U.S. Cellular believes that existing cash and investments balances, expected future cash flows from operating activities and sources of external financing provide substantial liquidity and financial flexibility and are sufficient to permit U.S. Cellular to finance its contractual obligations and anticipated capital expenditures for the foreseeable future. U.S. Cellular continues to seek to maintain a strong balance sheet and an investment grade credit rating.

See “Financial Resources” and “Liquidity and Capital Resources” below for additional information related to cash flows and investments.

2011 Estimates

U.S. Cellular’s current estimates of full-year 2011 results are shown below. Such estimates represent U.S. Cellular’s views as of the date of filing of U.S. Cellular’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarterly period ended March 31, 2011. Such forward‑looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

	Current Estimates	Previous Estimates (1)
Service revenues	$4,000-$4,100 million	Unchanged
Adjusted OIBDA (2)(4)	$775-$875 million	Unchanged
Operating income (3)(4)	$185-$285 million	Unchanged
Depreciation, amortization and accretion expenses, and losses on asset disposals and impairment of assets (3)	Approx. $590 million	Unchanged
Capital expenditures (4)	$750-$800 million	Approx. $650 million

(1)     The 2011 Estimated Results as disclosed in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

(3)     The 2011 Estimated Results do not include any estimate for losses on impairment of assets since these cannot be predicted.

(4)     This guidance is based on U.S. Cellular’s current plans, which include a multi-year deployment of  LTE technology commencing in 2011. As customer demand for data services increases, and competitive conditions in the wireless industry evolve, such as the rate of deployment of LTE technology by other carriers, the timing of U.S. Cellular’s deployment of LTE and the timing of other capital expenditures could change. These factors could affect U.S. Cellular’s estimated capital expenditures and operating expenses in 2011.

U.S. Cellular management currently believes that the foregoing estimates represent a reasonable view of what is achievable considering actions that U.S. Cellular has taken and will be taking. However, the current general economic conditions and competition in the markets served by U.S. Cellular have created a challenging business environment that could continue to significantly impact actual results. U.S. Cellular expects to continue its focus on customer satisfaction by delivering a high quality network, attractively priced service plans, a broad line of wireless devices and other products, and outstanding customer service in its company‑owned and agent retail stores and customer care centers. U.S. Cellular believes that future growth in its revenues will result primarily from selling additional products and services, including data products and services, to its existing customers, increasing the number of multi‑device users among its existing customers, and attracting wireless users switching from other wireless carriers, rather than by adding users that are new to wireless service. U.S. Cellular is focusing on opportunities to increase revenues, pursuing cost reduction initiatives in various areas and implementing a number of initiatives to enable future growth. The initiatives are intended, among other things, to allow U.S. Cellular to accelerate its introduction of new products and services, better segment its customers for new services and retention, sell additional services such as data, expand its Internet sales and customer service capabilities, improve its prepaid products and services and reduce operational expenses over the long term.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of March 31, (1)	2011	2010
Total market population of consolidated operating markets (2)	46,774,000	46,546,000
Customers (3)	6,033,000	6,147,000
Market penetration (2)	12.9%	13.2%
Total full-time equivalent employees (4)	8,993	8,868
Cell sites in service	7,663	7,310
Smartphone penetration (9)(10)	20.2%	8.9%

For the Three Months Ended March 31, (5)	2011	2010
Gross customer additions	293,000	358,000
Net postpaid customer additions (losses)	(22,000)	(9,000)
Net prepaid customer additions (losses)	(9,000)	33,000
Net retail customer additions (losses) (6)	(31,000)	24,000
Net customer additions (losses) (6)	(39,000)	6,000
Postpaid churn rate (8)	1.4%	1.4%
Total ARPU (7)	$54.29	$52.41
Billed ARPU (7)	$47.65	$46.98
Postpaid ARPU (7)	$51.21	$50.70
Smartphones sold as a percent of total devices sold (9)	42.5%	16.6%

(1)     Amounts include results for U.S. Cellular’s consolidated operating markets as of March 31.

(2)     Calculated using 2010 and 2009 Claritas population estimates for 2011 and 2010, respectively. “Total market population of consolidated operating markets” is used only for the purposes of calculating market penetration of consolidated operating markets, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets).

The total market population and penetration measures for consolidated operating markets apply to markets in which U.S. Cellular provides wireless service to customers. For comparison purposes, total market population and penetration related to all consolidated markets in which U.S. Cellular owns an interest were 91,090,000 and 6.6%, and 90,468,000 and 6.8%, as of March 31, 2011 and 2010, respectively.

(3)     U.S. Cellular’s customer base consists of the following types of customers:

	March 31,
	2011	2010
Customers on postpaid service plans in which the end user is a customer of U.S. Cellular (“postpaid customers”)	5,394,000	5,473,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	304,000	295,000
Total retail customers	5,698,000	5,768,000

End user customers acquired through U.S. Cellular’s agreements with third parties (“reseller customers”)	335,000	379,000
Total customers	6,033,000	6,147,000

(4)     Part-time employees are calculated at 70% of full-time employees.

(5)     Amounts include results for U.S. Cellular’s consolidated operating markets for the period January 1 through March 31; operating markets acquired during a particular period are included as of the acquisition date.

(6)     “Net retail customer additions (losses)” represents the number of net customers added or lost to U.S. Cellular’s retail customer base through its marketing distribution channels; this measure excludes activity related to reseller customers and customers transferred through acquisitions, divestitures or exchanges. “Net customer additions (losses)” represents the number of net customers added to (deducted from) U.S. Cellular’s overall customer base through its marketing distribution channels; this measure includes activity related to reseller customers but excludes activity related to customers transferred through acquisitions, divestitures or exchanges.

(7)     Management uses these measurements to assess the amount of revenue that U.S. Cellular generates each month on a per customer basis:

Total ARPU – Average monthly service revenue per customer includes retail service, inbound roaming and other service revenues and is calculated by dividing total service revenues by the number of months in the period and by the average total customers during the period.  The average total customers during the three months ended March 31, 2011 and 2010 were 6,048,000 and 6,137,000, respectively.

Billed ARPU – Average monthly billed revenue per customer is calculated by dividing total retail service revenues by the number of months in the period and by the average total customers during the period.  Retail service revenues include revenues attributable to postpaid, prepaid and reseller customers. The average total customers during the three months ended March 31, 2011 and 2010 were 6,048,000 and 6,137,000, respectively.

Postpaid ARPU – Average monthly revenue per postpaid customer is calculated by dividing total retail service revenues from postpaid customers by the number of months in the period and by the average postpaid customers during the period.  The average postpaid customers during the three months ended March 31, 2011 and 2010 were 5,401,000 and 5,474,000, respectively.

Average customers during the period is calculated by adding the number of respective customers at the beginning of the first month of the period and at the end of each month in the period and dividing by the number of months in the period plus one. Acquired and divested customers are included in the calculation on a prorated basis for the amount of time U.S. Cellular included such customers during each period. The calculation of average total customers includes postpaid, prepaid and reseller customers.

(8)     Postpaid churn rate represents the percentage of the postpaid customer base that disconnects service each month. This amount represents the average postpaid churn rate for the three months of the respective year.

(9)     Smartphones represent wireless devices which run on a Blackberry®, Windows Mobile, or Android operating system.

(10)  Smartphone penetration is calculated by dividing postpaid customers on smartphone service plans by total postpaid customers.

Components of Operating Income

Three Months Ended March 31,	2011	2010	Change	Percentage Change
(Dollars in thousands)
Retail service	$864,602	$865,039	$(437)	—
Inbound roaming	64,386	51,942	12,444	24%
Other	56,125	48,027	8,098	17%
Service revenues	985,113	965,008	20,105	2%
Equipment sales	71,979	58,849	13,130	22%
Total operating revenues	1,057,092	1,023,857	33,235	3%

System operations (excluding Depreciation, amortization and accretion reported below)	217,603	207,114	10,489	5%
Cost of equipment sold	194,360	161,105	33,255	21%
Selling, general and administrative	442,004	429,605	12,399	3%
Depreciation, amortization and accretion	145,045	143,233	1,812	1%
Loss on asset disposals, net	1,037	5,176	(4,139)	(80)%
Total operating expenses	1,000,049	946,233	53,816	6%
Operating income	$57,043	$77,624	$(20,581)	(27)%

Operating Revenues

Service revenues

Service revenues consist primarily of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third-party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming, including long-distance roaming (“inbound roaming”); and (iii) amounts received from the Federal USF.

Retail service revenues

Retail service revenues remained relatively flat in 2011 compared to 2010 as the impact of a decrease in U.S. Cellular's average customer base was partially offset by an increase in Billed ARPU.

The average number of customers decreased to 6,048,000 in 2011 from 6,137,000 in 2010, driven by reductions in postpaid and reseller customers.

Billed ARPU increased slightly to $47.65 in 2011 from $46.98 in 2010. This overall increase reflects an increase in Postpaid ARPU from $50.70 in 2010 to $51.21 in 2011 as well as the impact of a reduction in the number of reseller customers, who typically generate lower average monthly revenues.

U.S. Cellular expects continued pressure on revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings.

Inbound roaming revenues

Inbound roaming revenues increased by $12.4 million, or 24%, in 2011 compared to 2010. The growth in revenue was driven primarily by an increase in revenues from data roaming.

Other revenues

Other revenues increased by $8.1 million, or 17%, primarily due to an increase in ETC revenues. ETC revenues recorded in 2011 were $41.8 million compared to $34.8 million in 2010. U.S. Cellular was eligible to receive ETC funds in sixteen states in 2011 and 2010.

Equipment sales revenues

Equipment sales revenues include revenues from sales of wireless devices (handsets, modems and tablets) and related accessories to both new and existing customers, as well as revenues from sales of devices and accessories to agents. All equipment sales revenues are recorded net of rebates.

U.S. Cellular strives to offer a competitive line of quality wireless devices to both new and existing customers. U.S. Cellular’s customer acquisition and retention efforts include offering new devices to customers at discounted prices; in addition, customers on the new Belief Plans receive loyalty reward points that may be used to purchase a new device or accelerate the timing of a customer's eligibility for a device upgrade at promotional pricing. U.S. Cellular also continues to sell devices to agents; this practice enables U.S. Cellular to provide better control over the quality of devices sold to its customers, establish roaming preferences and earn quantity discounts from device manufacturers which are passed along to agents. U.S. Cellular anticipates that it will continue to sell devices to agents in the future.

The increase in 2011 equipment sales revenues was driven by an increase of 29% in average revenue per device sold, partially offset by a decline of 2% in total devices sold. Average revenue per device sold increased due to a shift in the mix of units sold to higher priced smartphones.

Total operating revenues – Loyalty reward program impact

U.S. Cellular follows the deferred revenue method of accounting for its loyalty reward program, which launched on October 1, 2010. Under this method, revenue allocated to loyalty reward points is deferred and recognized at the time the loyalty reward points are used or redeemed.  The deferred revenue related to the loyalty reward program is included in Customer deposits and deferred revenues (a current liability account) on the Consolidated Balance Sheet.  For the three months ended March 31, 2011, deferred revenues related to the loyalty reward program increased $7.6 million, from $7.1 million at December 31, 2010 to $14.7 million at March 31, 2011.  This net change for the period is comprised of deferred revenues of $8.7 million related to loyalty reward points awarded to customers, offset by a decrease of  $1.1 million attributable to loyalty rewards points redeemed or used.  Equipment sales revenues of $0.7 million and Retail service revenues of $0.4 million were recognized in the three months ended March 31, 2011 related to redemption or usage of loyalty reward points.  Since this program was introduced on October 1, 2010 in conjunction with The Belief Project, it had no impact on financial results for the three months ended March 31, 2010.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

System operations expenses (excluding Depreciation, amortization, and accretion) include charges from telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the wireline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third‑party data product and platform developers.

Key components of the overall increase in System operations expenses were as follows:

•         Maintenance, utility and cell site expenses increased $2.1 million, or 3%, driven primarily by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,663 at March 31, 2011 and 7,310 at March 31, 2010, as U.S. Cellular continued to grow by expand and enhance coverage in its existing markets. The increases in expenses were also due to an increase in software maintenance costs to support rapidly growing data needs.

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $8.6 million, or 18%,  primarily due to higher data roaming expenses offset by a decline in voice roaming expenses.

U.S. Cellular expects total system operations expenses to increase on a year-over-year basis in the foreseeable future to support the continued growth in cell sites and other network facilities as it continues to add capacity, enhance quality and deploy new technologies as well as to support increases in total customer usage, particularly data usage.

Cost of equipment sold

Cost of equipment sold increased by $33.3 million, or 21%, in 2011 compared to 2010. The increase was driven by a 25% increase in the average cost per device sold, which reflected a shift in the mix of units sold to higher priced smartphones; the impact of higher average cost per unit sold was partially offset by a decline in total wireless devices sold of 2%.

U.S. Cellular’s loss on equipment, defined as equipment sales revenues less cost of equipment sold, was $122.4 million and $102.3 million for 2011 and 2010, respectively. U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as wireless carriers continue to use device availability and pricing as a means of competitive differentiation. In addition, U.S. Cellular expects increasing sales of data centric wireless devices such as smartphones and tablets to result in higher equipment subsidies over time; these devices generally have higher purchase costs which cannot be recovered through proportionately higher selling prices to customers.

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

Key components of the net increase in Selling, general and administrative expenses in 2011 were as follows:

•         Selling and marketing expenses increased by $8.6 million, or 4%, primarily due to higher advertising expenses resulting from an increase in media purchases.

•         General and administrative expenses increased $3.8 million, or 2%, due to higher customer service expenses to support the more complex devices currently being sold, higher expenses associated with various phone-related retention programs and higher consulting expenses related to strategic initiatives. These increases were partially offset by reductions in bad debts expense and USF contributions (most of the USF contribution expenses are offset by revenues for amounts passed through to customers as discussed above).

U.S. Cellular expects Selling, general and administrative expenses to increase on a year-over-year basis driven primarily by increases in expenses associated with acquiring, serving and retaining customers, as well as costs related to its multi-year initiatives.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased primarily due to an increase in the gross property, plant and equipment balances from 2010 to 2011.

See “Financial Resources” and “Liquidity and Capital Resources” for a discussion of U.S. Cellular’s capital expenditures.

Components of Other Income (Expense)

Three Months Ended March 31,	2011	2010	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating income	$57,043	$77,624	$(20,581)	(27)%

Equity in earnings of unconsolidated entities	20,891	24,694	(3,803)	(15)%
Interest and dividend income	849	1,021	(172)	(17)%
Interest expense	(15,186)	(16,524)	1,338	8%
Other, net	(125)	(65)	(60)	(92)%
Total investment and other income (expense)	6,429	9,126	(2,697)	(30)%

Income before income taxes	63,472	86,750	(23,278)	(27)%
Income tax expense	24,092	33,662	(9,570)	(28)%

Net income	39,380	53,088	(13,708)	(26)%
Less: Net income attributable to noncontrolling interests, net of tax	(5,269)	(5,719)	450	8%
Net income attributable to U.S. Cellular shareholders	$34,111	$47,369	$(13,258)	(28)%

Basic earnings per share attributable to U.S. Cellular shareholders	$0.40	$0.55	$(0.15)	(27)%
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.40	$0.54	$(0.14)	(26)%

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents U.S. Cellular’s share of net income from entities accounted for by the equity method of accounting. U.S. Cellular generally follows the equity method of accounting for unconsolidated entities in which its ownership interest is less than or equal to 50% but equals or exceeds 20% for corporations and 3% for partnerships and limited liability companies.

U.S. Cellular’s investment in the LA Partnership contributed $13.0 million to Equity in earnings of unconsolidated entities in 2011 compared to $16.9 million in 2010.

Income tax expense

See Note 3 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of income tax expense and the overall effective tax rate on Income before income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are not expected to have a significant effect on U.S. Cellular’s financial condition or results of operations.

FINANCIAL RESOURCES

U.S. Cellular operates a capital‑ and marketing‑intensive business. U.S. Cellular utilizes cash from its operating activities, cash proceeds from divestitures, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and Common Share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize U.S. Cellular’s cash flow activities in the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

	2011	2010
(Dollars in thousands)
Cash flows from (used in):
Operating activities	$201,822	$152,252
Investing activities	(58,733)	(149,958)
Financing activities	(16,221)	(7,047)
Net increase (decrease) in cash and cash equivalents	$126,868	$(4,753)

Cash Flows from Operating Activities

The following table presents Adjusted OIBDA and is included for purposes of analyzing operating activities. U.S. Cellular believes this measure provides useful information to investors regarding U.S. Cellular’s financial condition and results of operations because it highlights certain key cash and non-cash items and their impacts on cash flows from operating activities:

	2011	2010
(Dollars in thousands)
Operating income	$57,043	$77,624
Non-cash items
Depreciation, amortization and accretion	145,045	143,233
Loss on impairment of intangible assets	—	—
Loss on asset disposals, net	1,037	5,176
Adjusted OIBDA (1)	$203,125	$226,033

(1)     Adjusted OIBDA is defined as operating income excluding the effects of: depreciation, amortization and accretion (OIBDA); the net gain or loss on asset disposals (if any); and the loss on impairment of assets (if any). This measure also may be commonly referred to by management as operating cash flow. This measure should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows.  Adjusted OIBDA excludes the net gain or loss on asset disposals and loss on impairment of assets (if any) in order to show operating results on a more comparable basis from period to period.  U.S. Cellular does not intend to imply that any of such amounts that are excluded are non-recurring, infrequent or unusual and, accordingly, they may be incurred in the future.

Cash flows from operating activities in 2011 were $201.8 million, an increase of $49.6 million from 2010.  Significant changes included the following:

•         Adjusted OIBDA, as shown in the table above, decreased by $22.9 million primarily due to a decrease in operating income.  See discussion in the “Results of Operations” for factors that affected operating income.

•         Income tax payments, net of refunds decreased by $50.7 million to a net refund of $34.9 million in 2011 from a net payment of $15.8 million in 2010.  This decrease primarily relates to a net federal income tax refund of $34.8 million received in March 2011 related to the 2010 tax year.  In several prior years including 2010, U.S. Cellular’s federal income tax payments were reduced as a result of bonus depreciation that was permitted for qualified capital expenditures during those years.  In 2011, subject to changes in projected operating results, U.S. Cellular expects to incur a federal net operating loss as a result of 100% bonus depreciation applicable to qualified capital expenditures during 2011.  In addition, in the 2012 tax year, U.S. Cellular is permitted to take 50% bonus depreciation on qualified capital expenditures which will reduce federal income tax payments related to the 2012 tax year.  Beginning in 2013, U.S. Cellular expects federal income tax payments to substantially increase and remain at a higher level for several years as the amount of U.S. Cellular’s federal tax depreciation deduction substantially decreases as a result of having accelerated depreciation into prior years.  This expectation assumes that federal bonus depreciation provisions are not enacted in future periods that would apply to tax years beyond 2012.  To the extent further federal bonus deprecation provisions are enacted, this expectation will change.  U.S. Cellular’s future federal income tax liabilities associated with the current benefits being realized from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet.

•         Changes in accounts payable required $4.3 million and $45.2 million in 2011 and 2010, respectively, causing a year-over-year increase in cash flows of $40.9 million.  Changes in accounts payable were primarily driven by payment timing differences.

•         Changes in other assets and liabilities required $70.6 million and $48.4 million in 2011 and 2010, respectively, causing a year-over-year decrease in cash flows of $22.2 million.  This change was partially driven by changes in amounts due to agents.

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

The primary purpose of U.S. Cellular’s construction and expansion expenditures is to provide for customer and usage growth (in recent periods, particularly with respect to data usage growth), to upgrade service and to take advantage of service‑enhancing and cost-reducing technological developments in order to maintain competitive services.

Cash used for property, plant and equipment and system development expenditures totaled $95.9 million in 2011 and $121.5 million in 2010.  These expenditures were made to construct new cell sites, increase capacity in existing cell sites and switches, develop new and enhance existing office systems, and construct new and remodel existing retail stores.

Cash payments for acquisitions of licenses in 2010 were $3.8 million.  There were no cash payments for acquisitions of licenses in 2011.

In 2010, U.S. Cellular invested $25.0 million in corporate notes with maturities of greater than three months from the acquisition date.  U.S. Cellular did not make temporary cash investments in the first quarter of 2011. U.S. Cellular realized proceeds of $35.0 million in 2011 related to the maturities of its investments in U.S. treasuries and corporate notes.

Cash Flows from Financing Activities

In 2011 and 2010, U.S. Cellular repurchased Common Shares at an aggregate cost of $17.4 million and $5.2 million, respectively.  See Note 9 — Common Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

Free Cash Flow

The following table presents Free cash flow.  U.S. Cellular believes that Free cash flow as reported by U.S. Cellular may be useful to investors and other users of its financial information in evaluating the amount of cash generated by business operations, after capital expenditures.

	2011	2010
(Dollars in thousands)
Cash flows from operating activities	$201,822	$152,252
Capital expenditures	(95,933)	(121,514)
Free cash flow (1)	$105,889	$30,738

(1)     Free cash flow is defined as Cash flows from operating activities less Capital expenditures. Free cash flow is a non-GAAP financial measure.

See Cash flows from Operating Activities and Cash flows from Investing Activities for details on the changes to the components of Free cash flow.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, U.S. Cellular had Cash and cash equivalents, Short-term investments and Long-term investments totaling $578.3 million, as described in more detail below.

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

Cash and Cash Equivalents

At March 31, 2011, U.S. Cellular had $421.3 million in cash and cash equivalents, which included cash and short-term, highly liquid investments with original maturities of three months or less. The primary objective of U.S. Cellular’s cash and cash equivalents investment activities is to preserve principal.  At March 31, 2011, U.S. Cellular’s cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury securities with original maturities of less than three months or in repurchase agreements fully collateralized by such obligations.  U.S. Cellular monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Short-term and Long-term Investments

At March 31, 2011, U.S. Cellular had $121.3 million in Short-term investments and $35.7 million in Long-term investments. Short-term and Long-term investments consist of Certificates of deposit (short-term only), U.S. treasuries and corporate notes, all of which are designated as held-to-maturity investments, and are recorded at amortized cost in the Consolidated Balance Sheet.  The corporate notes are guaranteed by the Federal Deposit Insurance Corporation.  For these investments, U.S. Cellular’s objective is to earn a higher rate of return on cash balances that are not anticipated to be required to meet liquidity needs in the near term, while maintaining a low level of investment risk.  See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional details on Short-term and Long-term investments.

Revolving Credit Facility

U.S. Cellular has a $300 million revolving credit facility available for general corporate purposes.  At March 31, 2011, there were no outstanding borrowings and $0.2 million of outstanding letters of credit, leaving $299.8 million available for use.  In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated December 17, 2010 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At March 31, 2011, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

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

U.S. Cellular’s credit ratings from the nationally recognized credit rating agencies were investment grade as of March 31, 2011.

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. The covenants also prescribe certain terms associated with intercompany loans from TDS or TDS subsidiaries to U.S. Cellular or U.S. Cellular subsidiaries.  U.S. Cellular believes it was in compliance as of March 31, 2011 with all of the covenants and requirements set forth in its revolving credit facility. There were no intercompany loans at March 31, 2011 or 2010.

Long-Term Financing

U.S. Cellular had the following public debt outstanding as of March 31, 2011:

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

U.S. Cellular’s long-term debt indenture does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.  U.S. Cellular believes it was in compliance as of March 31, 2011 with all covenants and other requirements set forth in its long-term debt indenture.  U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indenture.

The long-term debt principal payments due for the remainder of 2011 and the next four years represent less than 1% of the total long-term debt obligation at March 31, 2011.  Refer to Market Risk — Long-Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2010 for additional information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s long-term debt.

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

Capital Expenditures

U.S. Cellular’s capital expenditures for 2011 are expected to be approximately $750 million to $800 million. These expenditures are expected to be for the following general purposes:

•         Expand and enhance U.S. Cellular’s network coverage in its service areas;

•         Provide additional capacity to accommodate increased network usage, principally data usage, by current customers;

•         Deploy LTE technology in certain markets;

•         Enhance U.S. Cellular’s retail store network;

•         Develop and enhance office systems; and

•         Develop new billing and other customer management related systems and platforms.

U.S. Cellular plans to finance its capital expenditures program for 2011 using cash flows from operating activities, existing cash balances, short-term investments and, if necessary, short-term debt.

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

U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, U.S. Cellular reviews attractive opportunities to acquire additional wireless operating markets and wireless spectrum. In addition, to strengthen its operations, U.S. Cellular may seek to divest outright or include in exchanges for other wireless interests those wireless interests that are not strategic to its long-term success. U.S. Cellular also may be engaged in negotiations relating to the acquisition, divestiture or exchange of companies, strategic properties or wireless spectrum. In general, U.S. Cellular may not disclose such transactions until there is a definitive agreement.

Variable Interest Entities

U.S. Cellular consolidates certain entities because they are “variable interest entities” under accounting principles generally accepted in the United States of America (“GAAP”). See Note 8 — Variable Interest Entities (VIEs) in the Notes to Consolidated Financial Statements for the details of these variable interest entities. U.S. Cellular may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

Common Share Repurchase Program

U.S. Cellular has repurchased and expects to continue to repurchase its Common Shares subject to its repurchase program. For additional information related to the current repurchase authorization and repurchases made during 2011 and 2010, see Note 9 — Common Share Repurchases in the Notes to Consolidated Financial Statements and Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There was no material change between December 31, 2010 and March 31, 2011 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2010.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with GAAP.  U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in U.S. Cellular’s Form 10-K for the year ended December 31, 2010.  There were no material changes to U.S. Cellular’s application of critical accounting policies and estimates during the three months ended March 31, 2011.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that U.S. Cellular intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward‑looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward‑looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully discussed under “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2010.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  U.S. Cellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the Risk Factors in U.S. Cellular’s Form 10-K for the year ended December 31, 2010, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to U.S. Cellular’s business.

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

•         An inability to attract and/or retain highly competent management, technical, sales and other personnel could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

•         U.S. Cellular’s inability to manage its supply chain or inventory successfully could have an adverse effect on its business, financial condition or results of operations.

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

•         Complexities associated with deploying new technologies, such as U.S. Cellular’s planned upgrade to LTE technology, present substantial risk.

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

•         Financial difficulties (including bankruptcy proceedings) or other operational difficulties of any of U.S. Cellular’s key suppliers or vendors, termination or impairment of U.S. Cellular’s relationships with such suppliers or vendors, or a failure by U.S. Cellular to manage its supply chain effectively could result in delays or termination of U.S. Cellular’s receipt of required equipment or services, or could result in excess quantities of required equipment or services, any of which could adversely affect U.S. Cellular’s business, financial condition or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Long-term Debt

Refer to the disclosure under Market Risk — Long-Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2010 for additional information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s long-term debt.  There have been no material changes to such information since December 31, 2010.

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair market value of U.S. Cellular’s long-term debt as of March 31, 2011.

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s Chief Executive Officer and Chief Financial Officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of March 31, 2011, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect U.S. Cellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2010 may not be the only risks that could affect U.S. Cellular.  Additional unidentified or unrecognized risks and uncertainties could materially adversely affect U.S. Cellular’s business, financial condition and/or operating results. Subject to the foregoing, U.S. Cellular has not identified for disclosure any material changes to the risk factors as previously disclosed in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the first quarter of 2011.

	(a)	(b)	(c)	(d)
Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2011	13,226	$48.51	13,226	2,561,259
February 1 - 28, 2011	54,300	48.20	54,300	2,506,959
March 1 - 31, 2011	289,495	48.70	289,495	2,217,464
Total for or as of end of the quarter ended March 31, 2011	357,021	$48.61	357,021	2,217,464

The following is additional information with respect to the foregoing authorization:

i.         The date the program was announced was November 20, 2009 by Form 8-K.

ii.     The amount approved was up to 1,300,000 U.S. Cellular Common shares on an annual basis in 2009 and continuing each year thereafter on a cumulative basis.

iii.    There is no expiration date for the program.

iv.    The authorization did not expire during the first quarter of 2011.

v.     U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the first quarter of 2011.

Item 5. Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular did not borrow or repay any amounts under its revolving credit facility in the first quarter of 2011. U.S. Cellular had no borrowings outstanding under its revolving credit facility as of March 31, 2011.

A description of U.S. Cellular’s revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 17, 2010 and is incorporated by reference herein.

Item 6. Exhibits.

Exhibit 10.1 — Form of U.S. Cellular 2005 Long-Term Incentive Plan Stock Option Award Agreement to be used for grants to the President and CEO is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2011.

Exhibit 10.2 — Form of U.S. Cellular 2005 Long-Term Incentive Plan Restricted Stock Unit Award Agreement to be used for grants to the President and CEO is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2011.

Exhibit 10.3 — Form of U.S. Cellular 2005 Long-Term Incentive Plan Stock Option Award Agreement to be used for grants to executive officers other than the President and CEO is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2011.

Exhibit 10.4 — Form of U.S. Cellular 2005 Long-Term Incentive Plan Restricted Stock Unit Award Agreement to be used for grants to executive officers other than the President and CEO is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2011.

Exhibit 10.5 — Form of Retention Bonus Letter to “named executive officers” other than the President and CEO is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated April 12, 2011.

Exhibit 11 — Statement regarding computation of per share earnings is included herein as Note 4 — Earnings Per Share in the Notes to Consolidated Financial Statements.

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

Exhibit 101.PRE — XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL — XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB — XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Linkbase Document

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in U.S. Cellular’s Form 10-K for the year ended December 31, 2010.  Reference is made to U.S. Cellular’s Form 10-K for the year ended December 31, 2010 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	May 6, 2011	/s/ Mary N. Dillon
Mary N. Dillon President and Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2011	/s/ Steven T. Campbell
Steven T. Campbell Executive Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	May 6, 2011	/s/ Kenneth R. Meyers
Kenneth R. Meyers Chief Accounting Officer (Principal Accounting Officer)

Date:	May 6, 2011	/s/ Ljubica A. Petrich
Ljubica A. Petrich Vice President and Controller

Signature page for the U.S. Cellular 2011 First Quarter Form 10-Q