Form 10-Q
period 2011-06-30
UNITED STATES CELLULAR CORP
filed 2011-08-08
CIK 821130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2011
Common Shares, $1 par value	51,531,111 Shares
Series A Common Shares, $1 par value	33,005,877 Shares

Part I. Financial Information
Item 1. Financial Statements

United States Cellular Corporation

Consolidated Statement of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share amounts)	2011	2010	2011	2010

Operating revenues
Service	$1,002,030	$972,576	$1,987,143	$1,937,584
Equipment sales	74,152	57,317	146,131	116,166
Total operating revenues	1,076,182	1,029,893	2,133,274	2,053,750

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	227,801	213,542	445,404	420,656
Cost of equipment sold	168,614	161,965	362,974	323,070
Selling, general and administrative (including charges from affiliates of $25.8 million and $26.4 million, respectively, for the three months, and $51.9 million and $54.1 million, respectively, for the six months)	426,172	445,177	868,176	874,782
Depreciation, amortization and accretion	148,283	144,455	293,328	287,688
Loss on asset disposals, net	2,922	1,250	3,959	6,426
Total operating expenses	973,792	966,389	1,973,841	1,912,622

Operating income	102,390	63,504	159,433	141,128

Investment and other income (expense)
Equity in earnings of unconsolidated entities	22,469	25,753	43,360	50,447
Interest and dividend income	748	862	1,597	1,883
Gain on investment	13,373	—	13,373	—
Interest expense	(25,197)	(16,438)	(40,383)	(32,962)
Other, net	175	472	50	407
Total investment and other income (expense)	11,568	10,649	17,997	19,775

Income before income taxes	113,958	74,153	177,430	160,903
Income tax expense	34,077	28,181	58,169	61,843

Net income	79,881	45,972	119,261	99,060
Less: Net income attributable to noncontrolling interests, net of tax	(5,993)	(5,219)	(11,262)	(10,938)
Net income attributable to U.S. Cellular shareholders	$73,888	$40,753	$107,999	$88,122

Basic weighted average shares outstanding	84,930	86,425	85,206	86,500
Basic earnings per share attributable to U.S. Cellular shareholders	$0.87	$0.47	$1.27	$1.02

Diluted weighted average shares outstanding	85,397	86,787	85,739	86,873
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.87	$0.47	$1.26	$1.01

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2011	2010

Cash flows from operating activities
Net income	$119,261	$99,060
Add (deduct) adjustments to reconcile net income
to net cash flows from operating activities
Depreciation, amortization and accretion	293,328	287,688
Bad debts expense	27,677	36,605
Stock-based compensation expense	10,798	9,012
Deferred income taxes, net	80,371	(9,935)
Equity in earnings of unconsolidated entities	(43,360)	(50,447)
Distributions from unconsolidated entities	47,143	48,491
Loss on asset disposals, net	3,959	6,426
Gain on investment	(13,373)	—
Noncash interest expense	9,152	1,231
Other operating activities	1,044	(1,695)
Changes in assets and liabilities from operations
Accounts receivable	(35,907)	(22,995)
Inventory	(48,504)	32,252
Accounts payable - trade	8,588	(34,009)
Accounts payable - affiliate	5,102	(3,017)
Customer deposits and deferred revenues	22,376	3,854
Accrued taxes	10,215	27,744
Accrued interest	111	121
Other assets and liabilities	(74,549)	(26,680)
	423,432	403,706

Cash flows from investing activities
Additions to property, plant and equipment	(258,040)	(255,004)
Cash paid for acquisitions and licenses	(22,167)	(10,501)
Cash paid for investments	(20,000)	(175,000)
Cash received for investments	75,000	226
Other investing activities	2,691	663
	(222,516)	(439,616)

Cash flows from financing activities
Repayment of long-term debt	(330,043)	(32)
Issuance of long-term debt	342,000	—
Common shares reissued for benefit plans, net of tax payments	1,264	144
Common shares repurchased	(62,308)	(21,423)
Payment of debt issuance costs	(11,229)	—
Distributions to noncontrolling interests	(877)	(4,314)
Other financing activities	163	(23)
	(61,030)	(25,648)

Cash classified as held for sale	(5,687)	—

Net increase (decrease) in cash and cash equivalents	134,199	(61,558)

Cash and cash equivalents
Beginning of period	294,426	294,411
End of period	$428,625	$232,853

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Assets (Unaudited)

	June 30,	December 31,
(Dollars in thousands)	2011	2010

Current assets
Cash and cash equivalents	$428,625	$294,426
Short-term investments	96,085	146,586
Accounts receivable
Customers and agents, less allowances of $20,955 and $24,455, respectively	318,687	331,452
Roaming	38,756	37,218
Affiliated	438	226
Other, less allowances of $1,461 and $1,361, respectively	72,566	55,123
Inventory	160,783	112,279
Income taxes receivable	32,106	41,397
Prepaid expenses	64,208	53,356
Net deferred income tax asset	37,582	26,757
Other current assets	11,099	10,804
	1,260,935	1,109,624

Assets held for sale	53,910	—

Investments
Licenses	1,454,901	1,452,101
Goodwill	494,737	494,737
Customer lists, net of accumulated amortization of $96,376 and $96,153, respectively	536	759
Investments in unconsolidated entities	142,377	160,847
Notes and interest receivable — long-term	3,997	4,070
Long-term investments	40,326	46,033
	2,136,874	2,158,547
Property, plant and equipment
In service and under construction	6,598,300	6,382,581
Less: Accumulated depreciation	4,016,255	3,767,509
	2,582,045	2,615,072

Other assets and deferred charges	56,152	50,367

Total assets	$6,089,916	$5,933,610

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Liabilities and Equity (Unaudited)

	June 30,	December 31,
(Dollars and shares in thousands)	2011	2010

Current liabilities
Current portion of long-term debt	$101	$101
Accounts payable
Affiliated	15,894	10,791
Trade	290,308	281,601
Customer deposits and deferred revenues	168,803	146,428
Accrued taxes	41,421	39,299
Accrued compensation	48,551	65,952
Other current liabilities	79,726	121,823
	644,804	665,995

Liabilities held for sale	871	—

Deferred liabilities and credits
Net deferred income tax liability	684,472	579,769
Other deferred liabilities and credits	277,543	284,949

Long-term debt	880,300	867,941

Commitments and contingencies

Noncontrolling interests with redemption features	863	855

Equity
U.S. Cellular shareholders’ equity
Series A Common and Common Shares
Authorized 190,000 shares (50,000 Series A Common and 140,000 Common Shares)
Issued 88,074 shares (33,006 Series A Common and 55,068 Common Shares)
Outstanding 84,537 shares (33,006 Series A Common and 51,531 Common Shares) and 85,547 shares (33,006 Series A Common and 52,541 Common Shares), respectively
Par Value ($1 per share) ($33,006 Series A Common and $55,068 Common Shares)	88,074	88,074
Additional paid-in capital	1,378,166	1,368,487
Treasury shares, at cost, 3,537 and 2,527 Common Shares, respectively	(153,525)	(105,616)
Retained earnings	2,224,453	2,129,638
Total U.S. Cellular shareholders’ equity	3,537,168	3,480,583

Noncontrolling interests	63,895	53,518

Total equity	3,601,063	3,534,101

Total liabilities and equity	$6,089,916	$5,933,610

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity (Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total U.S. Cellular Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	$88,074	$1,368,487	$(105,616)	$2,129,638	$3,480,583	$53,518	$3,534,101
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	—	—	—	107,999	107,999	—	107,999
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	11,254	11,254
Repurchase of Common Shares	—	—	(62,308)	—	(62,308)	—	(62,308)
Incentive and compensation plans	—	79	14,399	(13,184)	1,294	—	1,294
Stock-based compensation awards	—	10,798	—	—	10,798	—	10,798
Tax windfall (shortfall) from stock awards	—	(1,198)	—	—	(1,198)	—	(1,198)
Distributions to noncontrolling interests	—	—	—	—	—	(877)	(877)
Balance, June 30, 2011	$88,074	$1,378,166	$(153,525)	$2,224,453	$3,537,168	$63,895	$3,601,063

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

United States Cellular Corporation

Notes to Consolidated Financial Statements

1.   Basis of Presentation

United States Cellular Corporation (“U.S. Cellular”), a Delaware Corporation, is an 84%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”).

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary to present fairly the financial position as of June 30, 2011 and December 31, 2010, the results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows and changes in equity for the six months ended June 30, 2011 and 2010.  The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and six months ended June 30, 2011 and 2010 equaled net income.  The results of operations for the three and six months and cash flows and changes in equity for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

On May 12, 2011 FASB issued ASU 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure.  U.S. Cellular is required to adopt the provisions of ASU 2011-04 on January 1, 2012.  Early adoption is prohibited.  Although U.S. Cellular does not value any financial assets or liabilities at fair value, certain assets and liabilities are disclosed at fair value (see Note 2 — Fair Value Measurements).  Under ASU 2011-04, for these instruments, U.S. Cellular will be required to disclose, in a tabular format, the level within the fair value hierarchy that each of these assets and liabilities are measured.  The adoption of ASU 2011-04 is not expected to have a significant impact on U.S. Cellular’s financial position or results of operations.

On June 16, 2011 FASB issued ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  ASU 2011-05 amends how other comprehensive income (“OCI”) is presented in the financial statements.  Under this standard, the statement of net income and OCI can be presented either continuously in the Statement of Comprehensive Income or in two separate but consecutive statements.  U.S. Cellular is required to adopt the provisions of ASU 2011-05 on January 1, 2012.  The adoption of ASU 2011-05 is not expected to have a significant impact on U.S. Cellular’s financial position or results of operations.

2.   Fair Value Measurements

As of June 30, 2011 and December 31, 2010, U.S. Cellular did not have any financial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP. However, U.S. Cellular has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	June 30,		December 31,
	2011		2010
	Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	$428,625	$428,625	$294,426	$294,426
Short-term investments (1)(2)
Certificates of deposit	250	250	250	250
Government-backed securities (3)	95,835	95,835	146,336	146,336
Long-term investments (1)(4)
Government-backed securities (3)	40,326	40,404	46,033	46,034
Long-term debt (5)	875,884	882,306	863,657	850,374

(1)     Designated as held-to-maturity investments and recorded at amortized cost in the Consolidated Balance Sheet.

(2)     Maturities are less than twelve months from the respective balance sheet dates.

(3)     Includes U.S. treasuries and corporate notes guaranteed under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.

(4)     At June 30, 2011, maturities range between 12 and 24 months.

(5)     Excludes capital lease obligations and current portion of Long-term debt.

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. The fair values of Long-term investments were estimated using quoted market prices for the individual issuances. The fair value of long-term debt, excluding capital lease obligations and the current portion of such long-term debt, was estimated using market prices for the 6.95% and 7.5% senior notes and discounted cash flow analysis for the 6.7% senior notes.

As of June 30, 2011 and December 31, 2010, U.S. Cellular did not have nonfinancial assets or liabilities that required the application of fair value accounting for purposes of reporting such amounts in the Consolidated Balance Sheet.

3.   Income Taxes

U.S. Cellular is included in a consolidated federal income tax return and in certain state income tax returns with other members of the TDS consolidated group.  For financial statement purposes, U.S. Cellular and its subsidiaries compute their income tax expense as if they comprised a separate affiliated group and were not included in the TDS consolidated group.

U.S. Cellular’s overall effective tax rate on Income before income taxes for the three and six months ended June 30, 2011 was 29.9% and 32.8%, respectively, and for the three and six months ended June 30, 2010 was 38.0% and 38.4%, respectively.  The effective tax rate for the three and six months ended June 30, 2011 was lower than the rate for the three and six months ended June 30, 2010 primarily as a result of tax benefits from the expiration of the statute of limitations for certain tax years.  The benefit from this change, along with other discrete items, decreased income tax expense for the three and six months ended June 30, 2011 by $4.5 million and $4.8 million, respectively; absent these benefits, the effective tax rate for such periods would have been higher by 8.5 and 5.6 percentage points, respectively.

U.S. Cellular expects to incur a federal net operating loss in 2011 for federal income tax purposes as a result of 100% bonus depreciation that applies to qualified capital expenditures.  U.S. Cellular plans to carryback this federal net operating loss to prior tax years, and has recorded $27.7 million in Income taxes receivable at June 30, 2011 primarily related to the benefit associated with this estimated federal net operating loss carryback.  A portion of the loss will also be carried forward generating a current deferred tax asset of $10.8 million and a non-current deferred tax asset of $5.7 million.  U.S. Cellular’s federal income tax liabilities associated with the current benefits being realized from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet.

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

The amounts used in computing Earnings per Common and Series A Common Share and the effects of potentially dilutive securities on the weighted average number of Common and Series A Common Shares are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(Dollars and shares in thousands, except per share amounts)
Net income attributable to U.S. Cellular shareholders	$73,888	$40,753	$107,999	$88,122

Weighted average number of shares used in basic earnings per share	84,930	86,425	85,206	86,500
Effect of dilutive securities:
Stock options	166	86	167	69
Restricted stock units	301	276	366	304
Weighted average number of shares used in diluted earnings per share	85,397	86,787	85,739	86,873

Basic earnings per share attributable to U.S. Cellular shareholders	$0.87	$0.47	$1.27	$1.02

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.87	$0.47	$1.26	$1.01

Certain Common Shares issuable upon the exercise of stock options or vesting of restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings per share because their effects were antidilutive. The number of such Common Shares excluded is shown in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(Shares in thousands)
Stock options	1,569	2,030	1,315	1,727

Restricted stock units	168	154	141	131

5.   Acquisitions, Divestitures and Exchanges

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

On May 9, 2011, U.S. Cellular paid $24.6 million in cash to purchase the remaining ownership interest in a wireless business in which it previously held a 49% noncontrolling interest, pursuant to certain required terms of the partnership agreement.  Prior to this acquisition, the partnership had been accounted for under the equity method of accounting.  In connection with the acquisition, a $13.4 million gain was recorded to adjust the carrying value of this 49% investment to its fair value of $25.7 million based on an income approach valuation method.  The gain was recorded in Gain on investment in the Consolidated Statement of Operations.  U.S. Cellular is actively trying to sell this business and, as a result, $53.9 million of assets and $0.9 million of liabilities have been classified in the Consolidated Balance Sheet as “held for sale”.  Included in Assets held for sale are $9.6 million of Current assets, $36.6 million of Investments (primarily licenses) and $7.7 million of Property, plant and equipment.  Liabilities held for sale primarily includes Current liabilities.  For the period since acquisition, this business generated revenues of $3.9 million and operating income of $2.6 million.

Acquisitions had a non-material impact in the U.S. Cellular’s consolidated financial statements for the periods presented and pro forma results, assuming acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

U.S. Cellular’s acquisitions during the six months ended June 30, 2011 and 2010 and the allocation of the purchase price for these acquisitions were as follows:

		Allocation of Purchase Price

				Intangible
				assets	Net tangible
	Purchase			subject to	assets
	price (1)	Goodwill (2)	Licenses	amortization	(liabilities)
(Dollars in thousands)
2011
Licenses	$2,800	$—	$2,800	$—	$—
Businesses (3)	24,572	—	15,592	2,252	6,728
Total	$27,372	$—	$18,392	$2,252	$6,728

2010
Licenses	$10,501	$—	$10,501	$—	$—
Total	$10,501	$—	$10,501	$—	$—

(1)        Cash amounts paid for acquisitions may differ from the purchase price due to cash acquired in the transactions and the timing of cash payments related to the respective transactions.

(2)        No goodwill was amortizable for income tax purposes.

(3)        Includes only the acquired interest and does not include amounts attributable to U.S. Cellular’s pre-existing noncontrolling interest described above in this Note 5.

6.   Licenses and Goodwill

Changes in U.S. Cellular’s licenses and goodwill for the six months ended June 30, 2011 and 2010 are presented below.

Licenses
	June 30,	June 30,
	2011	2010
(Dollars in thousands)
Balance, beginning of period	$1,452,101	$1,435,000
Acquisitions (1)	2,800	10,501
Balance, end of period	$1,454,901	$1,445,501

Goodwill
	June 30,	June 30,
	2011	2010
(Dollars in thousands)
Assigned value at time of acquisition	$494,737	$494,737
Accumulated impairment losses in prior periods	—	—
Balance, beginning of period	494,737	494,737
Acquisitions	—	—
Balance, end of period	$494,737	$494,737

(1)  Does not include the acquired interest, the adjustment of the pre-existing noncontrolling interest or the classification of such amounts as Assets held for sale in the Consolidated Balance Sheet, all as described in Note 5 — Acquisitions, Divestitures and Exchanges.

7.   Investment in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $22.5 million and $25.8 million in the three months ended June 30, 2011 and 2010, respectively, and $43.4 million and $50.4 million in the six months ended June 30, 2011 and 2010, respectively; of those amounts, U.S. Cellular’s investment in the Los Angeles SMSA Partnership (“LA Partnership”) contributed $14.1 and $16.6 million in the three months ended June 30, 2011 and 2010, respectively, and $27.1 million and $33.5 million in the six months ended June 30, 2011 and 2010, respectively.  U.S. Cellular held a 5.5% ownership interest in the LA Partnership during these periods.

The following table, which is based on information provided in part by third parties, summarizes the combined results of operations of U.S. Cellular’s equity method investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(Dollars in thousands)

Revenues	$1,355,000	$1,206,000	$2,680,000	$2,420,000
Operating expenses	1,034,000	846,000	2,066,000	1,705,000
Operating income	321,000	360,000	614,000	715,000
Other income (expense)	1,000	13,000	3,000	20,000
Net income	$322,000	$373,000	$617,000	$735,000

8.   Debt

In May 2011, U.S. Cellular issued $342 million aggregate principal amount of unsecured 6.95% senior notes due May 2060.  Interest on the notes is payable quarterly.  U.S. Cellular may redeem the notes, in whole or in part, at any time on and after May 15, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.  Capitalized debt issuance costs totaled $11.2 million and will be amortized over the life of the notes.  Such issuance costs are included in Other assets and deferred charges (a long-term asset account) at June 30, 2011.

U.S. Cellular used substantially all of the net proceeds from the issuance of the 6.95% senior notes to redeem $330 million (the entire outstanding amount) of its unsecured 7.5% senior notes on June 20, 2011 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date.  This redemption required U.S. Cellular to write-off $8.2 million of previously capitalized debt issuance costs related to the 7.5% senior notes; the write-off was included in Interest expense in the Consolidated Statement of Operations for the period ended June 30, 2011.

9.   Commitments, Contingencies and Other Liabilities

Agreements

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  Pursuant to an updated Statement of Work dated July 6, 2011, the implementation of B/OSS is expected to take until 2013 to complete and payments to Amdocs are estimated to be approximately $122 million (subject to certain potential adjustments). The $122 million will be paid in installments through the second half of 2013.  As of June 30, 2011, $13.8 million has been paid to Amdocs.

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

U.S. Cellular has accrued $1.5 million with respect to legal proceedings and unasserted claims as of June 30, 2011 and December 31, 2010. U.S. Cellular has not accrued any amount for legal proceedings if it cannot estimate the amount of the possible loss or range of loss. U.S. Cellular does not believe that the amount of any contingent loss in excess of the amounts accrued would be material.

Agent Liabilities

U.S. Cellular has relationships with agents, which are independent businesses that obtain customers for U.S. Cellular.  At June 30, 2011 and December 31, 2010, U.S. Cellular had accrued $45.9 million and $71.3 million, respectively, for amounts due to agents, including rebates and commissions.  These amounts are included in Other current liabilities in the Consolidated Balance Sheet.

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

Consolidated VIEs

As of June 30, 2011, U.S. Cellular consolidates the following VIEs under GAAP:

•         Aquinas Wireless;

•         King Street Wireless and King Street Wireless, Inc., the general partner of King Street Wireless;

•         Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless; and

•         Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless.

U.S. Cellular holds a variable interest in the entities listed above.  It has made capital contributions and/or advances to these entities.  The power to direct the activities of the VIEs that most significantly impact their economic performance is shared.  Specifically, the general partner of each of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships; however, the general partner of each partnership needs consent of the limited partner, a U.S. Cellular subsidiary, to sell or lease certain licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships.  Although the power to direct the activities of the VIEs is shared, U.S. Cellular has a disproportionate level of exposure to the variability associated with the economic performance of the VIEs, indicating that U.S. Cellular is the primary beneficiary of the VIEs in accordance with GAAP.  Accordingly, these VIEs are consolidated. As of June 30, 2011, U.S. Cellular’s capital contributions and advances made to these VIEs totaled $568.9 million.

The following table presents the classification of the consolidated VIEs’ assets and liabilities in U.S. Cellular’s Consolidated Balance Sheet.

	June 30,	December 31,
	2011	2010
(Dollars in thousands)
Assets
Cash	$6,605	$1,673
Other current assets	400	323
Licenses	487,962	487,962
Other assets and deferred charges	735	—
Property, plant and equipment	3,501	1,548
Total assets	$499,203	$491,506

Liabilities
Other current liabilities	$265	$95
Total liabilities	$265	$95

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

These VIEs are in the process of developing long-term business plans. These entities were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions. As such, these entities have risks similar to the business risks described in the “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2010.

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

Share repurchases made under this authorization were as follows:

	Six Months Ended
	June 30,
	2011	2010
(Dollars and shares in thousands, except cost per share)
Number of shares	1,276	523
Average cost per share	$48.83	$40.97
Total cost	$62,308	$21,423

12.  Noncontrolling Interests

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

The settlement value or estimate of cash that would be due and payable to settle these noncontrolling interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on June 30, 2011, net of estimated liquidation costs, is $185.1 million.  This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet.  The estimate of settlement value was based on certain factors and assumptions which are subjective in nature.  Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.  U.S. Cellular currently has no plans or intentions relating to the liquidation of any of the related partnerships or LLCs prior to their scheduled termination dates.  The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at June 30, 2011 was $59.3 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is primarily due to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs.  Neither the noncontrolling interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements.

13.  Supplemental Cash Flow Disclosures

Following are supplemental cash flow disclosures regarding transactions related to stock-based compensation awards:

	Six Months Ended
	June 30,
	2011	2010
(Dollars and shares in thousands)
Common Shares withheld (1)	120	86

Aggregate value of Common Shares withheld	$5,940	$3,620

Cash receipts upon exercise of stock options	$4,764	$1,876
Cash disbursements for payment of taxes (2)	(3,500)	(1,732)
Net cash receipts from exercise of stock options and vesting of other stock awards	$1,264	$144

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

14.  Other Disclosures

Amounts Collected from Customers and Remitted to Governmental Authorities

U.S. Cellular records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority. If the tax is assessed upon U.S. Cellular, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $31.1 million and $62.4 for the three and six months ended June 30, 2011 and $37.4 million and $71.3 for the three and six months ended June 30, 2010, respectively. These revenues decreased primarily due to a decrease in Universal Service Fund contributions.

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

United States Cellular Corporation (“U.S. Cellular”) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 84%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”) as of June 30, 2011.

U.S. Cellular provides wireless telecommunications services to approximately 6.0 million customers in five geographic market areas in 26 states. As of June 30, 2011, U.S. Cellular’s average penetration rate in its consolidated operating markets was 12.7%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.

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

Financial and operating highlights in the six months ended June 30, 2011 included the following:

•         Total customers were 5,968,000 at June 30, 2011, including 5,644,000 retail customers.

•         On October 1, 2010, U.S. Cellular launched The Belief Project which introduced several innovative service offerings including no contract after the first contract; simplified national rate plans; a loyalty rewards program; overage protection, caps and forgiveness; a phone replacement program; and discounts for paperless billing and automatic payment. As of June 30, 2011, 2.3 million new and existing customers had subscribed to the new Belief Plans, up from 1.8 million as of March 31, 2011.

•         Retail customer net losses were 89,000 in 2011 compared to net additions of 31,000 in 2010.  In the postpaid category, there was a net loss of 63,000 in 2011 compared to a net loss of 31,000 in 2010. Prepaid net losses were 26,000 in 2011 compared to net additions of 62,000 in 2010.

•         Postpaid customers comprised approximately 95% of U.S. Cellular’s retail customers as of June 30, 2011. The postpaid churn rate remained flat at 1.4% in both 2011 and 2010.

•         Postpaid customers on smartphone service plans increased to 23% as of June 30, 2011 compared to 10% as of June 30, 2010. Smartphones represented 41% of all devices sold in 2011 compared to 16% in 2010.

•         Service revenues of $1,987.1 million increased $49.6 million year-over-year, primarily due to increases in inbound roaming revenues and eligible telecommunications carrier (“ETC”) revenues.

•         Cash flows from operating activities were $423.4 million. At June 30, 2011, Cash and cash equivalents and Short-term investments totaled $524.7 million and there were no outstanding borrowings under the revolving credit facility.

•         Additions to Property, plant and equipment totaled $258.0 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores, develop new billing and other customer management related systems and platforms, and enhance existing office systems. Total cell sites in service increased 5% year-over-year to 7,770.

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

•         Operating income increased $18.3 million, or 13%, to $159.4 million in 2011 from $141.1 million in 2010. The primary reason for the increase was higher service revenues as discussed above.  Such higher service revenues were partially offset by increased system operations expenses driven by increased data use and an increase in loss on equipment (defined as equipment sales revenue less cost of equipment sold) driven by increased smartphone sales.

•         U.S. Cellular, taking advantage of lower interest rates, sold $342 million of 6.95% unsecured senior notes due 2060 on May 16, 2011 and used the proceeds to redeem $330 million of 7.5% unsecured senior notes due 2034 on June 20, 2011. See Note 8 – Debt for additional details.

•         On May 9, 2011, U.S. Cellular paid $24.6 million in cash to purchase the remaining ownership interest in a wireless business in which it previously held a noncontrolling interest. In connection with this transaction, U.S. Cellular recognized a gain of $13.4 million. See Note 5 – Acquisitions, Divestitures and Exchanges for additional details.

•         Net income attributable to U.S. Cellular shareholders increased $19.9 million, or 23%, to $108.0 million in 2011 compared to $88.1 million in 2010, primarily due to higher operating income. Basic earnings per share was $1.27 in 2011, which was $0.25 higher than in 2010, and Diluted earnings per share was $1.26, which was $0.25 higher than in 2010.

U.S. Cellular anticipates that its future results will be affected by the following factors:

-       Relative ability to attract and retain customers in a competitive marketplace in a cost effective manner;

-       The Belief Project, which is intended to accelerate growth and have a positive impact on long-term profitability by increasing postpaid gross additions over the next several years and by contributing to incremental growth in average revenue per customer and improvement of U.S. Cellular’s already low postpaid churn rate;

-       Continued uncertainty related to current economic conditions and their impact on customer purchasing and payment behaviors;

-       A shift in the mix of new customer additions in the wireless industry from postpaid to prepaid customers;

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

-       Potential increases in prepaid customers, who generally generate lower average monthly service revenue per customer, as a percentage of U.S. Cellular’s customer base, in response to changes in customer preferences and industry dynamics;

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

-       Uncertainty related to various rulemaking proceedings underway at the Federal Communications Commission, including uncertainty relating to future eligible telecommunications carrier (“ETC”) funding from the universal service fund (“USF”);

-       The FCC’s adoption of mandatory roaming rules which will be of assistance in the negotiation of data roaming agreements with other wireless operators in the future; and

-       Exclusive arrangements between manufacturers of wireless devices and other carriers that restrict U.S. Cellular’s access to devices desired by customers.

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

2011 Estimates

U.S. Cellular’s current estimates of full-year 2011 results are shown below. Such estimates represent U.S. Cellular’s views as of the date of filing of U.S. Cellular’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarterly period ended June 30, 2011. Such forward‑looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

	Current Estimates	Previous Estimates (1)
Service revenues	$4,000-$4,100 million	Unchanged
Operating income (2)(3)	$210-$285 million	$185-$285 million
Depreciation, amortization and accretion expenses, and losses on asset disposals and impairment of assets (2)	Approx. $590 million	Unchanged
Adjusted OIBDA (3)(4)	$800-$875 million	$775-$875 million
Capital expenditures (3)	$750-$800 million	Unchanged

(1)     The 2011 Estimated Results as disclosed in U.S. Cellular’s Quarterly Report on Form 10-Q for the period ended March 31, 2011.

(2)     The 2011 Estimated Results do not include any estimate for losses on impairment of assets since these cannot be predicted.

(3)     This guidance is based on U.S. Cellular’s current plans, which include a multi-year deployment of LTE technology commencing in 2011. As customer demand for data services increases, and competitive conditions in the wireless industry evolve, such as the rate of deployment of LTE technology by other carriers, the timing of U.S. Cellular’s deployment of LTE and the timing of other capital expenditures could change. These factors could affect U.S. Cellular’s estimated capital expenditures and operating expenses in 2011.

(4)     Adjusted OIBDA is defined as operating income excluding the effects of: depreciation, amortization and accretion (OIBDA); the net gain or loss on asset disposals (if any); and the loss on impairment of assets (if any). This measure also may be commonly referred to by management as operating cash flow. This measure should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of June 30, (1)	2011	2010
Total market population of consolidated operating markets (2)	46,888,000	46,546,000
Customers (3)	5,968,000	6,144,000
Market penetration (2)	12.7%	13.2%
Total full-time equivalent employees (4)	8,778	8,882
Cell sites in service	7,770	7,416
Smartphone penetration (9)(10)	23.0%	10.1%

For the Six Months Ended June 30, (5)	2011	2010
Gross customer additions	550,000	707,000

Net postpaid customer additions (losses)	(63,000)	(31,000)
Net prepaid customer additions (losses)	(26,000)	62,000
Net retail customer additions (losses) (6)	(89,000)	31,000
Net customer additions (losses) (6)	(109,000)	3,000
Postpaid churn rate (8)	1.4%	1.4%
Total ARPU (7)	$55.01	$52.57
Billed ARPU (7)	$47.98	$46.91
Postpaid ARPU (7)	$51.54	$50.63
Smartphones sold as a percent of total devices sold (9)	41.0%	16.2%

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

The total market population and penetration measures for consolidated operating markets apply to markets in which U.S. Cellular provides wireless service to customers. For comparison purposes, total market population and penetration related to all consolidated markets in which U.S. Cellular owns an interest were 91,204,000 and 6.5%, and 90,468,000 and 6.8%, as of June 30, 2011 and 2010, respectively.

(3)     U.S. Cellular’s customer base consists of the following types of customers:

	June 30,
	2011	2010
Customers on postpaid service plans in which the end user is a customer of U.S. Cellular (“postpaid customers”)	5,356,000	5,451,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	288,000	324,000
Total retail customers	5,644,000	5,775,000

End user customers acquired through U.S. Cellular’s agreements with third parties (“reseller customers”)	324,000	369,000
Total customers	5,968,000	6,144,000

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

(7)     Management uses these measurements to assess the amount of revenue that U.S. Cellular generates each month on a per customer basis:

Total ARPU – Average monthly service revenue per customer includes retail service, inbound roaming and other service revenues and is calculated by dividing total service revenues by the number of months in the period and by the average total customers during the period.  The average total customers during the six months ended June 30, 2011 and 2010 were 6,021,000 and 6,143,000, respectively.

Billed ARPU – Average monthly billed revenue per customer is calculated by dividing total retail service revenues by the number of months in the period and by the average total customers during the period.  Retail service revenues include revenues attributable to postpaid, prepaid and reseller customers. The average total customers during the six months ended June 30, 2011 and 2010 were 6,021,000 and 6,143,000, respectively.

Postpaid ARPU – Average monthly revenue per postpaid customer is calculated by dividing total retail service revenues from postpaid customers by the number of months in the period and by the average postpaid customers during the period.  The average postpaid customers during the six months ended June 30, 2011 and 2010 were 5,387,000 and 5,468,000, respectively.

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

(8)     Postpaid churn rate represents the percentage of the postpaid customer base that disconnects service each month. This amount represents the average postpaid churn rate for the six months of the respective year.

(9)     Smartphones represent wireless devices which run on a Blackberry®, Windows Mobile, or Android operating system.

(10)  Smartphone penetration is calculated by dividing postpaid customers on smartphone service plans by total postpaid customers.

Components of Operating Income

Six Months Ended June 30,	2011	2010	Change	Percentage Change
(Dollars in thousands)
Retail service	$1,733,232	$1,728,875	$4,357	—
Inbound roaming	147,146	112,844	34,302	30%
Other	106,765	95,865	10,900	11%
Service revenues	1,987,143	1,937,584	49,559	3%
Equipment sales	146,131	116,166	29,965	26%
Total operating revenues	2,133,274	2,053,750	79,524	4%

System operations (excluding Depreciation, amortization and accretion reported below)	445,404	420,656	24,748	6%
Cost of equipment sold	362,974	323,070	39,904	12%
Selling, general and administrative	868,176	874,782	(6,606)	(1)%
Depreciation, amortization and accretion	293,328	287,688	5,640	2%
Loss on asset disposals, net	3,959	6,426	(2,467)	(38)%
Total operating expenses	1,973,841	1,912,622	61,219	3%
Operating income	$159,433	$141,128	$18,305	13%

Operating Revenues

Service revenues

Service revenues consist primarily of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value‑added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third‑party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming, including long-distance roaming (“inbound roaming”); and (iii) amounts received from the Federal USF.

Retail service revenues

Retail service revenues remained relatively flat in 2011 compared to 2010 as the impact of an increase in billed ARPU was mostly offset by a decrease in U.S. Cellular’s average customer base.

Billed ARPU increased to $47.98 in 2011 from $46.91 in 2010. This overall increase reflects an increase in Postpaid ARPU from $50.63 in 2010 to $51.54 in 2011, reflecting increases in revenues from data products and services.

The average number of customers decreased to 6,021,000 in 2011 from 6,143,000 in 2010, driven by reductions in postpaid and reseller customers.

U.S. Cellular expects continued pressure on revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings.

Inbound roaming revenues

Inbound roaming revenues increased by $34.3 million, or 30%, in 2011 compared to 2010. The growth in revenue was driven primarily by an increase in revenues from data roaming.

Other revenues

Other revenues increased by $10.9 million, or 11%, primarily due to an increase in ETC revenues. ETC revenues recorded in 2011 were $77.9 million compared to $69.8 million in 2010, due to increases in ETC eligible areas.

Equipment sales revenues

Equipment sales revenues include revenues from sales of wireless devices (handsets, modems and tablets) and related accessories to both new and existing customers, as well as revenues from sales of devices and accessories to agents. All equipment sales revenues are recorded net of rebates.

U.S. Cellular strives to offer a competitive line of quality wireless devices to both new and existing customers. U.S. Cellular’s customer acquisition and retention efforts include offering new devices to customers at discounted prices; in addition, customers on the new Belief Plans receive loyalty reward points that may be used to purchase a new device or accelerate the timing of a customer’s eligibility for a device upgrade at promotional pricing. U.S. Cellular also continues to sell devices to agents; this practice enables U.S. Cellular to provide better control over the quality of devices sold to its customers, establish roaming preferences and earn quantity discounts from device manufacturers which are passed along to agents. U.S. Cellular anticipates that it will continue to sell devices to agents in the future.

The increase in 2011 equipment sales revenues was driven by an increase of 38% in average revenue per device sold, partially offset by a decline of 6% in total devices sold. Average revenue per device sold increased due to a shift in the mix of units sold to higher priced smartphones.

Total operating revenues – Loyalty reward program impact

U.S. Cellular follows the deferred revenue method of accounting for its loyalty reward program, which launched on October 1, 2010. Under this method, revenue allocated to loyalty reward points is deferred and recognized at the time the loyalty reward points are used or redeemed.  The deferred revenue related to the loyalty reward program is included in Customer deposits and deferred revenues (a current liability account) in the Consolidated Balance Sheet.  For the six months ended June 30, 2011, deferred revenues related to the loyalty reward program increased $16.3 million, from $7.1 million at December 31, 2010 to $23.4 million at June 30, 2011.  This net change for the period is comprised of deferred revenues of $19.2 million related to loyalty reward points awarded to customers, offset by a decrease of  $2.9 million attributable to loyalty rewards points redeemed or used.  Equipment sales revenues of $1.8 million and Retail service revenues of $1.1 million were recognized in the six months ended June 30, 2011 related to redemption or usage of loyalty reward points.  Since this program was introduced on October 1, 2010 in conjunction with The Belief Project, it had no impact on financial results for the six months ended June 30, 2010.

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

Key components of the overall increase in System operations expenses were as follows:

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $18.8 million, or 19%, primarily due to higher data roaming expenses offset by a decline in voice roaming expenses.

•         Maintenance, utility and cell site expenses increased $8.2 million, or 5%, driven primarily by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,770 at June 30, 2011 and 7,416 at June 30, 2010, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets. The increases in expenses were also due to an increase in software maintenance costs to support rapidly growing data needs.

U.S. Cellular expects total system operations expenses to increase on a year-over-year basis in the foreseeable future to support the continued growth in cell sites and other network facilities as it continues to add capacity, enhance quality and deploy new technologies as well as to support increases in total customer usage, particularly data usage.

Cost of equipment sold

Cost of equipment sold increased by $39.9 million, or 12%, in 2011 compared to 2010. The increase was driven by an 18% increase in the average cost per device sold, which reflected a shift in the mix of units sold to higher priced smartphones. The impact of higher average cost per unit sold was partially offset by a decline in total wireless devices sold of 6%.

U.S. Cellular’s loss on equipment, defined as equipment sales revenues less cost of equipment sold, was $216.8 million and $206.9 million for 2011 and 2010, respectively. U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as wireless carriers continue to use device availability and pricing as a means of competitive differentiation. In addition, U.S. Cellular expects increasing sales of data centric wireless devices such as smartphones and tablets to result in higher equipment subsidies over time; these devices generally have higher purchase costs which cannot be recovered through proportionately higher selling prices to customers.

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

Key components of the net decrease in Selling, general and administrative expenses in 2011 were as follows:

•         General and administrative expenses decreased $7.0 million, or 1%, due to reductions in USF contributions (most of the USF contribution expenses are offset by revenues for amounts passed through to customers as discussed above) and reduced bad debts expense. These decreases were partially offset by higher customer service expenses to support the more complex devices currently being sold, higher expenses associated with various phone-related retention programs and higher consulting expenses related to strategic initiatives.

U.S. Cellular expects Selling, general and administrative expenses to increase on a year-over-year basis driven primarily by increases in expenses associated with acquiring, serving and retaining customers, as well as costs related to its multi-year initiatives.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased primarily due to an increase in the gross property, plant and equipment balances from 2010 to 2011.

See “Financial Resources” and “Liquidity and Capital Resources” for a discussion of U.S. Cellular’s capital expenditures.

Components of Other Income (Expense)

Six Months Ended June 30,	2011	2010	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating income	$159,433	$141,128	$18,305	13%

Equity in earnings of unconsolidated entities	43,360	50,447	(7,087)	(14)%
Interest and dividend income	1,597	1,883	(286)	(15)%
Gain on investment	13,373	—	13,373	N/M
Interest expense	(40,383)	(32,962)	(7,421)	(23)%
Other, net	50	407	(357)	(88)%
Total investment and other income (expense)	17,997	19,775	(1,778)	(9)%

Income before income taxes	177,430	160,903	16,527	10%
Income tax expense	58,169	61,843	(3,674)	(6)%

Net income	119,261	99,060	20,201	20%
Less: Net income attributable to noncontrolling interests, net of tax	(11,262)	(10,938)	(324)	(3)%
Net income attributable to U.S. Cellular shareholders	$107,999	$88,122	$19,877	23%

Basic earnings per share attributable to U.S. Cellular shareholders	$1.27	$1.02	$0.2500	25%
Diluted earnings per share attributable to U.S. Cellular shareholders	$1.26	$1.01	$0.2500	25%

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

U.S. Cellular’s investment in the LA Partnership contributed $27.1 million to Equity in earnings of unconsolidated entities in 2011 compared to $33.5 million in 2010.

Gain on investment

Included in Gain on investment is a $13.4 million gain from the adjustment of a pre-existing noncontrolling interest for which U.S. Cellular purchased the remaining interest in May 2011, as more fully described in Note 5 – Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements.

Interest expense

Interest expense increased year-over-year due primarily to the write-off of unamortized debt issuance costs of $8.2 million for U.S. Cellular’s $330 million, 7.5% senior notes redeemed on June 20, 2011.

Income tax expense

See Note 3 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of income tax expense and the overall effective tax rate on Income before income taxes.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Components of Operating Income

Three Months Ended June 30,	2011	2010	Change	Percentage Change
(Dollars in thousands)
Retail service	$868,630	$863,836	$4,794	1%
Inbound roaming	82,760	60,902	21,858	36%
Other	50,640	47,838	2,802	6%
Service revenues	1,002,030	972,576	29,454	3%
Equipment sales	74,152	57,317	16,835	29%
Total operating revenues	1,076,182	1,029,893	46,289	4%

System operations (excluding Depreciation, amortization and accretion reported below)	227,801	213,542	14,259	7%
Cost of equipment sold	168,614	161,965	6,649	4%
Selling, general and administrative	426,172	445,177	(19,005)	(4)%
Depreciation, amortization and accretion	148,283	144,455	3,828	3%
Loss on asset disposals, net	2,922	1,250	1,672	>100%
Total operating expenses	973,792	966,389	7,403	1%
Operating income	$102,390	$63,504	$38,886	61%

Operating Revenues

Retail service revenues

Retail service revenues increased $4.8 million, or 1%, in 2011 compared to 2010 as the impact of an increase in billed ARPU was mostly offset by a decrease in U.S. Cellular’s average customer base

•         Average monthly retail service revenue per customer increased to $48.27 in 2011 compared to $46.81 in 2010. The net increase resulted primarily from growth in revenues from data products and services.

•         The average number of customers decreased to 5,998,000 in 2011 from 6,151,000 in 2010, driven by reductions in postpaid, prepaid, and reseller customers.

U.S. Cellular expects continued pressure on revenues in the foreseeable future due to industry competition for customers and related effects of service plan offerings.

Inbound roaming revenues

Inbound roaming revenues increased by $21.9 million, or 36% in 2011 compared to 2010. The growth in revenue was driven primarily by an increase in revenues from data roaming.

Equipment sales revenues

The increase in 2011 Equipment sales revenues was driven by a  47% increase in average revenue per handset sold due to a shift in mix of handsets purchased by customers to handsets with expanded capabilities, such as smartphones. This was partially offset by a 9% decline in the total number of handsets sold.

Total operating revenues – Loyalty reward program impact

For the three months ended June 30, 2011, deferred revenues related to the loyalty reward program increased $8.7 million, from $14.7 million at March 31, 2011 to $23.4  million at June 30, 2011.  This net change for the period is comprised of deferred revenues of $10.5 million related to loyalty reward points awarded to customers, offset by a decrease of  $1.8 million attributable to loyalty rewards points redeemed or used.  Equipment sales revenues of $1.1 million and Retail service revenues of $0.7 million were recognized in the three months ended June 30, 2011 related to redemption or usage of loyalty reward points.  Since this program was introduced on October 1, 2010 in conjunction with The Belief Project, it had no impact on financial results for the three months ended June 30, 2010.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the overall increase in System operations expenses were as follows:

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $10.1 million, or 21%, primarily due to higher data roaming expenses offset by a decline in voice roaming expenses.

•         Maintenance, utility and cell site expenses increased $6.0 million, or 7%, driven primarily by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,770 at June 30, 2011 and 7,416 at June 30, 2010, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets. The increases in expenses were also due to an increase in software maintenance costs to support rapidly growing data needs.

Cost of equipment sold

Cost of equipment sold increased slightly in 2011 compared to 2010 due primarily to a shift in the mix of handsets purchased by customers to handsets with expanded capabilities, such as smartphones, which resulted in an increase of 10% in average cost per handset sold. This increase was offset by a 9% decrease in the total number of handsets sold.

Selling, general and administrative expenses

Key components of the net decrease in Selling, general and administrative expenses were as follows:

•         General and administrative expenses decreased $10.8 million, or 4% due to reductions in USF contributions (most of the USF contribution expenses are offset by revenues for amounts passed through to customers as discussed above) and reduced bad debts expense. These decreases were partially offset by higher customer service expenses to support the more complex devices currently being sold, higher expenses associated with various phone-related retention programs and higher consulting expenses related to strategic initiatives.

•         Selling and marketing expenses decreased $8.2 million, or 4%. This was driven primarily by lower commissions expense due to fewer transactions.

Components of Other Income (Expense)

Three Months Ended June 30,	2011	2010	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating income	$102,390	$63,504	$38,886	61%

Equity in earnings of unconsolidated entities	22,469	25,753	(3,284)	(13)%
Interest and dividend income	748	862	(114)	(13)%
Gain on investment	13,373	—	13,373	N/M
Interest expense	(25,197)	(16,438)	(8,759)	(53)%
Other, net	175	472	(297)	(63)%
Total investment and other income (expense)	11,568	10,649	919	9%

Income before income taxes	113,958	74,153	39,805	54%
Income tax expense	34,077	28,181	5,896	21%

Net income	79,881	45,972	33,909	74%
Less: Net income attributable to noncontrolling interests, net of tax	(5,993)	(5,219)	(774)	(15)%
Net income attributable to U.S. Cellular shareholders	$73,888	$40,753	$33,135	81%

Basic earnings per share attributable to U.S. Cellular shareholders	$0.87	$0.47	$0.40	85%
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.87	$0.47	$0.40	85%

Equity in earnings from unconsolidated entities

U.S. Cellular’s investment in the LA Partnership contributed $14.1 million and $16.6 million to Equity in earnings from unconsolidated entities in 2011 and 2010, respectively.

Gain on investment

Included in Gain on investment is a $13.4 million gain from the adjustment of a pre-existing noncontrolling interest for which U.S. Cellular purchased the remaining interest in May 2011, as more fully described in Note 5 – Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements.

Interest expense

Interest expense increased year-over-year due primarily to the write-off of unamortized debt issuance costs of $8.2 million for U.S. Cellular’s $330.0 million, 7.5% senior notes redeemed in June 2011.

Income tax expense

See Note 3 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of income tax expense and the overall effective tax rate on Income before income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are not expected to have a significant effect on U.S. Cellular’s financial condition or results of operations.  See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for additional details.

FINANCIAL RESOURCES

U.S. Cellular operates a capital‑ and marketing‑intensive business. U.S. Cellular utilizes cash from its operating activities, cash proceeds from divestitures, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and Common Share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize U.S. Cellular’s cash flow activities in the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

	2011	2010
(Dollars in thousands)
Cash flows from (used in):
Operating activities	$423,432	$403,706
Investing activities	(222,516)	(439,616)
Financing activities	(61,030)	(25,648)
Cash classified as held for sale	(5,687)	—
Net increase (decrease) in cash and cash equivalents	$134,199	$(61,558)

Cash Flows from Operating Activities

The following table presents Adjusted OIBDA and is included for purposes of analyzing operating activities. U.S. Cellular believes this measure provides useful information to investors regarding U.S. Cellular’s financial condition and results of operations because it highlights certain key cash and non-cash items and their impacts on Cash flows from operating activities:

	2011	2010
(Dollars in thousands)
Operating income	$159,433	$141,128
Non-cash items
Depreciation, amortization and accretion	293,328	287,688
Loss on impairment of intangible assets	—	—
Loss on asset disposals, net	3,959	6,426
Adjusted OIBDA (1)	$456,720	$435,242

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

Cash flows from operating activities in 2011 were $423.4 million, an increase of $19.7 million from 2010.  Significant changes included the following:

•         Adjusted OIBDA, as shown in the table above, increased by $21.5 million primarily due to an increase in operating income.  See discussion in the “Results of Operations” for factors that affected operating income.

•         Income tax payments, net of refunds decreased by $88.8 million to a net refund of $33.2 million in 2011 from a net payment of $55.6 million in 2010.  This decrease primarily relates to a net federal income tax refund of $34.8 million received in March 2011 related to the 2010 tax year as well as lower taxable income in 2011 compared to 2010.  In 2011, subject to changes in projected operating results, U.S. Cellular expects to incur a federal net operating loss as a result of 100% bonus depreciation applicable to qualified capital expenditures during 2011.  In addition, in the 2012 tax year, U.S. Cellular is permitted to take 50% bonus depreciation on qualified capital expenditures which will reduce federal income tax payments related to the 2012 tax year.  Beginning in 2013, U.S. Cellular expects federal income tax payments to substantially increase and remain at a higher level for several years as the amount of U.S. Cellular’s federal tax depreciation deduction substantially decreases as a result of having accelerated depreciation into prior years.  This expectation assumes that federal bonus depreciation provisions are not enacted in future periods that would apply to tax years beyond 2012.  To the extent further federal bonus deprecation provisions are enacted, this expectation will change.  U.S. Cellular’s future federal income tax liabilities associated with the current benefits being realized from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet.

•         Changes in inventory required $48.5 million in 2011 and provided $32.3 million in 2010, resulting in an $80.8 million decrease in cash flows.  This change was primarily due to higher inventory levels and a change in inventory mix resulting in a higher cost per unit.

•         Changes in accounts payable provided $13.7 million in 2011 and required $37.0 million in 2010, causing a year-over-year increase in cash flows of $50.7 million.  Changes in accounts payable were primarily driven by payment timing differences.

•         Changes in customer deposits and deferred revenues provided $22.4 million and $3.9 million in 2011 and 2010, respectively, resulting in a year-over-year increase in cash flows of $18.5 million.  This change was primarily driven by deferred revenues related to the loyalty reward program.

•         Changes in other assets and liabilities required $74.5 million and $26.7 million in 2011 and 2010, respectively, causing a year-over-year decrease in cash flows of $47.8 million.  The change was partially driven by decreases in amounts due to agents.

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

Cash used for property, plant and equipment and system development expenditures totaled $258.0 million in 2011 and $255.0 million in 2010.  These expenditures were made to construct new cell sites, increase capacity in existing cell sites and switches, develop new and enhance existing office systems, and construct new and remodel existing retail stores.

Cash payments for acquisitions in 2011 and 2010 were as follows:

Cash Payment for Acquisitions (1)	2011	2010
(Dollars in thousands)
Licenses	$2,800	$10,501
Additional interest in operating market	19,367	—
Total	$22,167	$10,501

(1)     Cash amounts paid for the acquisitions may differ from the purchase price due to cash acquired in the transactions and the timing of cash payments related to the respective transactions.

U.S. Cellular invested $20.0 million and $175.0 million in 2011 and 2010, respectively, in U.S. treasuries and corporate notes with maturities of greater than three months from the acquisition date. U.S. Cellular realized proceeds of $75.0 million in 2011 related to the maturities of its investments in U.S. treasuries and corporate notes.

Cash Flows from Financing Activities

In May 2011, U.S. Cellular issued $342 million of 6.95% senior notes due 2060, and paid related debt issuance costs of $11.2 million.  The net proceeds from the 6.95% senior notes were used primarily to redeem $330 million of U.S. Cellular’s 7.5% senior notes in June 2011.  The redemption price of the 7.5% senior notes was equal to 100% of the principal amount, plus accrued and unpaid interest thereon to the redemption date.

In 2011 and 2010, U.S. Cellular repurchased Common Shares at an aggregate cost of $62.3 million and $21.4 million, respectively.  See Note 11 — Common Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

Cash Classified as Held for Sale

On May 9, 2011, U.S. Cellular purchased the remaining ownership interest in a wireless business in which it previously held a noncontrolling interest.  The assets and liabilities of this business, including $5.7 million in cash, have been classified as “held for sale,” resulting in a $5.7 million reduction in cash.

Free Cash Flow

The following table presents Free cash flow.  U.S. Cellular believes that Free cash flow as reported by U.S. Cellular may be useful to investors and other users of its financial information in evaluating the amount of cash generated by business operations, after capital expenditures.

Six Months Ended June 30,	2011	2010
(Dollars in thousands)
Cash flows from operating activities	$423,432	$403,706
Capital expenditures	(258,040)	(255,004)
Free cash flow (1)	$165,392	$148,702

(1)     Free cash flow is defined as Cash flows from operating activities less Capital expenditures. Free cash flow is a non-GAAP financial measure.

See Cash Flows from Operating Activities and Cash Flows from Investing Activities for details on the changes to the components of Free cash flow.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, U.S. Cellular had Cash and cash equivalents, Short-term investments and Long-term investments totaling $565.0 million, as described in more detail below.

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

Cash and Cash Equivalents

At June 30, 2011, U.S. Cellular had $428.6 million in cash and cash equivalents, which included cash and short-term, highly liquid investments with original maturities of three months or less. The primary objective of U.S. Cellular’s cash and cash equivalents investment activities is to preserve principal.  At June 30, 2011, U.S. Cellular’s cash and cash equivalents were held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury securities with original maturities of less than three months or in repurchase agreements fully collateralized by such obligations.  U.S. Cellular monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Short-term and Long-term Investments

At June 30, 2011, U.S. Cellular had $96.1 million in Short-term investments and $40.3 million in Long-term investments. Short-term and Long-term investments consist of Certificates of deposit (short-term only), U.S. treasuries and corporate notes, all of which are designated as held-to-maturity investments, and are recorded at amortized cost in the Consolidated Balance Sheet.  The corporate notes are guaranteed by the Federal Deposit Insurance Corporation.  For these investments, U.S. Cellular’s objective is to earn a higher rate of return on cash balances that are not anticipated to be required to meet liquidity needs in the near term, while maintaining a low level of investment risk.  See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional details on Short-term and Long-term investments.

Revolving Credit Facility

U.S. Cellular has a $300 million revolving credit facility available for general corporate purposes.  At June 30, 2011, there were no outstanding borrowings and $0.2 million of outstanding letters of credit, leaving $299.8 million available for use.  In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated December 17, 2010 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At June 30, 2011, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

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

U.S. Cellular’s credit ratings from the nationally recognized credit rating agencies were investment grade as of June 30, 2011.

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. The covenants also prescribe certain terms associated with intercompany loans from TDS or TDS subsidiaries to U.S. Cellular or U.S. Cellular subsidiaries.  U.S. Cellular believes it was in compliance as of June 30, 2011 with all of the covenants and requirements set forth in its revolving credit facility. There were no intercompany loans at June 30, 2011 or 2010.

Long-Term Financing

During the six months ended June 30, 2011, U.S. Cellular issued $342 million of 6.95% senior notes, and redeemed $330 million of 7.5% senior notes, the entire outstanding amount of such notes.  This redemption occurred on June 20, 2011.  See Note 8 — Debt in the Notes to Consolidated Financial Statements for additional details on these transactions.

U.S. Cellular had the following public debt outstanding as of June 30, 2011:

•         $544,000,000 aggregate principal amount of 6.7% senior notes due December 15, 2033. U.S. Cellular may redeem such notes, in whole or in part, at any time prior to maturity at a redemption price equal to the greater of (a) 100% of the principal amount of such notes plus accrued but unpaid interest, or (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 30 basis points.

•         $342,000,000 aggregate principal amount of 6.95% senior notes due May 15, 2060. U.S. Cellular may redeem the notes, in whole or in part, at any time on or after May 15, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.  The proceeds from this debt issuance were used primarily to redeem U.S. Cellular’s 7.5% senior notes on June 20, 2011.

U.S. Cellular’s long-term debt indenture does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.  U.S. Cellular believes it was in compliance as of June 30, 2011 with all covenants and other requirements set forth in its long-term debt indenture.  U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indenture.

The long-term debt principal payments due for the remainder of 2011 and the next four years represent less than 1% of the total long-term debt obligation at June 30, 2011.  Refer to Market Risk — Long-Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2010 and Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s long-term debt.

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

U.S. Cellular has an effective shelf registration statement on Form S-3 that it can use to issue senior debt securities that can be used for general corporate purposes, including to finance the redemption of any of the above existing debt.  The U.S. Cellular shelf registration statement permits U.S. Cellular to issue at any time and from time to time, senior debt securities in one or more offerings up to an aggregate principal amount of $500,000,000 of which $158,000,000 remains available at June 30, 2011. The ability of U.S. Cellular to complete an offering pursuant to such shelf registration statement is subject to market conditions and other factors at the time.

Capital Expenditures

U.S. Cellular’s capital expenditures for 2011 are expected to be approximately $750 million to $800 million. These expenditures are expected to be for the following general purposes:

•         Expand and enhance U.S. Cellular’s network coverage in its service areas, including providing additional capacity to accommodate increased network usage, principally data usage, by current customers;

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

In May 2011, U.S. Cellular paid $24.6 million to purchase the remaining ownership interest in a partnership in which it previously held a noncontrolling interest.  U.S. Cellular is actively trying to sell this business and, as a result, $53.9 million of assets and $0.9 million of liabilities have been classified in the Consolidated Balance Sheet as “held for sale”.

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

Common Share Repurchase Program

U.S. Cellular has repurchased and expects to continue to repurchase its Common Shares subject to its repurchase program. For additional information related to the current repurchase authorization and repurchases made during 2011 and 2010, see Note 11 — Common Share Repurchases in the Notes to Consolidated Financial Statements and Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There was no material change between December 31, 2010 and June 30, 2011 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2010 other than the commitments described below.

U.S. Cellular issued 6.95% senior notes and redeemed its 7.5% senior notes as discussed in the Long-Term Financing section above.

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  Pursuant to an updated Statement of Work dated July 6, 2011, the implementation of B/OSS is expected to take until 2013 to complete and payments to Amdocs are estimated to be approximately $122 million (subject to certain potential adjustments).  The $122 million will be paid in installments through the second half of 2013.  As of June 30, 2011, $13.8 million has been paid to Amdocs.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with GAAP.  U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in U.S. Cellular’s Form 10-K for the year ended December 31, 2010.  There were no material changes to U.S. Cellular’s application of critical accounting policies and estimates during the six months ended June 30, 2011.

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

•         U.S. Cellular currently receives a significant amount of roaming revenues.  Further consolidation within the wireless industry and/or continued network build outs by other wireless carriers could cause roaming revenues to decline from current levels, which would have an adverse effect on U.S. Cellular’s business, financial condition and results of operations.

•         A failure by U.S. Cellular to obtain access to adequate radio spectrum to meet current or anticipated future needs and/or to accurately predict future needs for radio spectrum could have an adverse effect on U.S. Cellular’s business and operations.

•         To the extent conducted by the FCC, U.S. Cellular is likely to participate in FCC auctions of additional spectrum in the future as an applicant or as a noncontrolling partner in another auction applicant and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on U.S. Cellular.

•         Changes in the regulatory environment or a failure by U.S. Cellular to timely or fully comply with any applicable regulatory requirements could adversely affect U.S. Cellular’s financial condition, results of operations or ability to do business.

•         Changes in USF funding and/or intercarrier compensation could have a material adverse impact on U.S. Cellular’s financial condition or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Long-term Debt

Refer to the disclosure under Market Risk — Long-Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2010 for additional information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s long-term debt.  There have been no material changes to such information since December 31, 2010 except as it relates to the issuance of $342 million of 6.95% senior notes in May 2011 and redemption of the entire outstanding balance of $330 million of the 7.5% senior notes on June 20, 2011.  Such transactions changed the weighted average interest rate on long-term debt obligations to 6.8% at June 30, 2011 from 7.0% at December 31, 2010.  See Note 8 — Debt in the Notes to Consolidated Financial Statements for details of these transactions.

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair market value of U.S. Cellular’s long-term debt as of June 30, 2011.

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s Chief Executive Officer and Chief Financial Officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of June 30, 2011, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

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

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the second quarter of 2011.

	(a)	(b)	(c)	(d)

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2011	334,515	$49.96	334,515	1,882,949
May 1 - 31, 2011	276,877	49.08	276,877	1,606,072
June 1 - 30, 2011	307,550	47.63	307,550	1,298,522
Total for or as of end of the quarter ended June 30, 2011	918,942	$48.92	918,942	1,298,522

The following is additional information with respect to the foregoing authorization:

i.         The date the program was announced was November 20, 2009 by Form 8-K.

ii.     The amount approved was up to 1,300,000 U.S. Cellular Common shares on an annual basis in 2009 and continuing each year thereafter on a cumulative basis.

iii.    There is no expiration date for the program.

iv.    The authorization did not expire during the second quarter of 2011.

v.     U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the second quarter of 2011.

Item 5. Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular did not borrow or repay any amounts under its revolving credit facility in the second quarter of 2011. U.S. Cellular had no borrowings outstanding under its revolving credit facility as of June 30, 2011.

A description of U.S. Cellular’s revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 17, 2010 and is incorporated by reference herein.

Item 6. Exhibits.

Exhibit 4.1 — Form of Sixth Supplemental Indenture dated as of May 9, 2011 between the U.S. Cellular and The Bank of New York Mellon Trust Company, N.A., establishing U.S. Cellular’s 6.95% Senior Notes due 2060, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated May 9, 2011.

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

Exhibit 10.6 — U.S. Cellular 2011 Executive Officer Annual Incentive Plan Effective January 1, 2011, is hereby incorporated by reference from Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated June 22, 2011.

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

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	August 8, 2011	/s/ Mary N. Dillon
Mary N. Dillon President and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2011	/s/ Steven T. Campbell
Steven T. Campbell Executive Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	August 8, 2011	/s/ Douglas D. Shuma
Douglas D. Shuma Chief Accounting Officer (Principal Accounting Officer)

Date:	August 8, 2011	/s/ Ljubica A. Petrich
Ljubica A. Petrich Vice President and Controller

Signature page for the U.S. Cellular 2011 Second Quarter Form 10-Q