Form 10-Q
period 2011-09-30
UNITED STATES CELLULAR CORP
filed 2011-11-09
CIK 821130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2011
Common Shares, $1 par value	51,545,504 Shares
Series A Common Shares, $1 par value	33,005,877 Shares

United States Cellular Corporation

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2011

Part I.  Financial Information

Item 1.  Financial Statements

United States Cellular Corporation

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share amounts)	2011	2010	2011	2010

Operating revenues
Service	$1,036,609	$983,503	$3,023,752	$2,921,087
Equipment sales	73,830	77,278	219,961	193,444
Total operating revenues	1,110,439	1,060,781	3,243,713	3,114,531

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	241,852	218,021	687,256	638,677
Cost of equipment sold	193,491	189,291	556,465	512,361
Selling, general and administrative (including charges from affiliates of $23.8 million and $22.9 million, respectively, for the three months, and $75.7 million and $77.0 million, respectively, for the nine months)	441,512	446,938	1,309,688	1,321,720
Depreciation, amortization and accretion	141,664	143,191	431,581	427,831
(Gain) loss on asset disposals and exchanges, net	(9,700)	1,981	(5,741)	8,407
Total operating expenses	1,008,819	999,422	2,979,249	2,908,996

Operating income	101,620	61,359	264,464	205,535

Investment and other income (expense)
Equity in earnings of unconsolidated entities	21,929	23,971	65,289	74,418
Interest and dividend income	869	1,101	2,466	2,984
Gain on investment	—	—	13,373	—
Interest expense	(11,522)	(15,956)	(51,905)	(48,918)
Other, net	(97)	(620)	(47)	(213)
Total investment and other income (expense)	11,179	8,496	29,176	28,271

Income before income taxes	112,799	69,855	293,640	233,806
Income tax expense	43,292	25,639	102,771	88,656

Net income	69,507	44,216	190,869	145,150
Less: Net income attributable to noncontrolling interests, net of tax	(7,367)	(5,920)	(18,629)	(16,858)
Net income attributable to U.S. Cellular shareholders	$62,140	$38,296	$172,240	$128,292

Basic weighted average shares outstanding	84,547	85,992	84,984	86,329
Basic earnings per share attributable to U.S. Cellular shareholders	$0.73	$0.45	$2.03	$1.49

Diluted weighted average shares outstanding	84,940	86,428	85,448	86,706
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.73	$0.44	$2.02	$1.48

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2011	2010

Cash flows from operating activities
Net income	$190,869	$145,150
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	431,581	427,831
Bad debts expense	44,718	56,244
Stock-based compensation expense	15,475	13,539
Deferred income taxes, net	145,687	51,942
Equity in earnings of unconsolidated entities	(65,289)	(74,418)
Distributions from unconsolidated entities	52,037	59,149
(Gain) loss on asset disposals and exchanges, net	(5,741)	8,407
Gain on investment	(13,373)	—
Noncash interest expense	9,582	1,846
Other operating activities	1,143	(1,740)
Changes in assets and liabilities from operations
Accounts receivable	(57,564)	(46,293)
Inventory	(36,326)	32,673
Accounts payable - trade	79,031	(50,720)
Accounts payable - affiliate	1,185	(8,440)
Customer deposits and deferred revenues	30,695	1,972
Accrued taxes	9,679	(19,491)
Accrued interest	9,283	9,295
Other assets and liabilities	(65,048)	(22,933)
	777,624	584,013

Cash flows from investing activities
Additions to property, plant and equipment	(506,082)	(379,692)
Cash paid for acquisitions and licenses	(23,773)	(10,501)
Cash paid for investments	(50,000)	(190,250)
Cash received for investments	85,250	25,330
Other investing activities	(210)	656
	(494,815)	(554,457)

Cash flows from financing activities
Repayment of long-term debt	(330,106)	(307)
Issuance of long-term debt	342,000	—
Common shares reissued for benefit plans, net of tax payments	1,755	738
Common shares repurchased	(62,294)	(40,520)
Payment of debt issuance costs	(11,394)	—
Distributions to noncontrolling interests	(1,176)	(5,828)
Other financing activities	169	(8,758)
	(61,046)	(54,675)

Cash classified as held for sale	(11,237)	—

Net increase (decrease) in cash and cash equivalents	210,526	(25,119)

Cash and cash equivalents
Beginning of period	294,426	294,411
End of period	$504,952	$269,292

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Assets

(Unaudited)

	September 30,	December 31,
(Dollars in thousands)	2011	2010

Current assets
Cash and cash equivalents	$504,952	$294,426
Short-term investments	110,761	146,586
Accounts receivable
Customers and agents, less allowances of $21,620 and $24,455, respectively	310,524	331,452
Roaming	42,378	37,218
Affiliated	218	226
Other, less allowances of $1,846 and $1,361, respectively	81,214	55,123
Inventory	148,770	112,279
Income taxes receivable	35,121	41,397
Prepaid expenses	56,607	53,356
Net deferred income tax asset	26,757	26,757
Other current assets	10,693	10,804
	1,327,995	1,109,624

Assets held for sale	60,829	—

Investments
Licenses	1,470,550	1,452,101
Goodwill	494,737	494,737
Customer lists, net of accumulated amortization of $96,487 and $96,153, respectively	425	759
Investments in unconsolidated entities	160,374	160,847
Notes and interest receivable — long-term	3,959	4,070
Long-term investments	45,297	46,033
	2,175,342	2,158,547
Property, plant and equipment
In service and under construction	6,778,852	6,340,537
Less: Accumulated depreciation	4,124,358	3,766,015
	2,654,494	2,574,522

Other assets and deferred charges	61,941	50,367

Total assets	$6,280,601	$5,893,060

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Liabilities and Equity

(Unaudited)

	September 30,	December 31,
(Dollars and shares in thousands)	2011	2010

Current liabilities
Current portion of long-term debt	$101	$101
Accounts payable
Affiliated	11,976	10,791
Trade	360,788	281,601
Customer deposits and deferred revenues	177,123	146,428
Accrued taxes	43,910	39,299
Accrued compensation	48,117	65,952
Other current liabilities	95,665	121,823
	737,680	665,995

Liabilities held for sale	858	—

Deferred liabilities and credits
Net deferred income tax liability	742,343	583,444
Other deferred liabilities and credits	235,032	234,855

Long-term debt	880,411	867,941

Commitments and contingencies

Noncontrolling interests with redemption features	923	855

Equity
U.S. Cellular shareholders’ equity
Series A Common and Common Shares
Authorized 190,000 shares (50,000 Series A Common and 140,000 Common Shares)
Issued 88,074 shares (33,006 Series A Common and 55,068 Common Shares)
Outstanding 84,551 shares (33,006 Series A Common and 51,545 Common Shares) and 85,547 shares (33,006 Series A Common and 52,541 Common Shares), respectively
Par Value ($1 per share) ($33,006 Series A Common and $55,068 Common Shares)	88,074	88,074
Additional paid-in capital	1,382,826	1,368,487
Treasury shares, at cost, 3,523 and 2,527 Common Shares, respectively	(153,011)	(105,616)
Retained earnings	2,294,562	2,135,507
Total U.S. Cellular shareholders’ equity	3,612,451	3,486,452

Noncontrolling interests	70,903	53,518

Total equity	3,683,354	3,539,970

Total liabilities and equity	$6,280,601	$5,893,060

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity

(Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total U.S. Cellular Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	$88,074	$1,368,487	$(105,616)	$2,135,507	$3,486,452	$53,518	$3,539,970
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	—	—	—	172,240	172,240	—	172,240
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	18,561	18,561
Repurchase of Common Shares	—	—	(62,294)	—	(62,294)	—	(62,294)
Incentive and compensation plans	—	72	14,899	(13,185)	1,786	—	1,786
Stock-based compensation awards	—	15,475	—	—	15,475	—	15,475
Tax windfall (shortfall) from stock awards	—	(1,208)	—	—	(1,208)	—	(1,208)
Distributions to noncontrolling interests	—	—	—	—	—	(1,176)	(1,176)
Balance, September 30, 2011	$88,074	$1,382,826	$(153,011)	$2,294,562	$3,612,451	$70,903	$3,683,354

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity

(Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total U.S. Cellular Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	$88,074	$1,356,322	$(69,616)	$2,015,752	$3,390,532	$51,701	$3,442,233
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	—	—	—	128,292	128,292	—	128,292
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	16,829	16,829
Repurchase of Common Shares	—	—	(40,520)	—	(40,520)	—	(40,520)
Incentive and compensation plans	—	605	13,027	(12,288)	1,344	—	1,344
Adjust investment in subsidiaries for noncontrolling interest purchases	—	(4,247)	—	—	(4,247)	(1,580)	(5,827)
Stock-based compensation awards	—	13,539	—	—	13,539	—	13,539
Tax windfall (shortfall) from stock awards	—	(1,953)	—	—	(1,953)	—	(1,953)
Distributions to noncontrolling interests	—	—	—	—	—	(5,828)	(5,828)
Balance, September 30, 2010	$88,074	$1,364,266	$(97,109)	$2,131,756	$3,486,987	$61,122	$3,548,109

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Notes to Consolidated Financial Statements

1.              Basis of Presentation

United States Cellular Corporation (“U.S. Cellular”), a Delaware Corporation, is an 84%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”).

The accounting policies of U.S. Cellular conform to accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The consolidated financial statements include the accounts of U.S. Cellular, its majority-owned subsidiaries, general partnerships in which U.S. Cellular has a majority partnership interest and certain entities in which U.S. Cellular has a variable interest that require consolidation under GAAP.  All material intercompany accounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to the 2011 presentation.

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary to present fairly the financial position as of September 30, 2011 and December 31, 2010, the results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows and changes in equity for the nine months ended September 30, 2011 and 2010.  The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and nine months ended September 30, 2011 and 2010 equaled net income.  The results of operations for the three and nine months and cash flows and changes in equity for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

On May 12, 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure.  Although U.S. Cellular does not currently value any financial assets or liabilities at fair value, certain assets and liabilities are disclosed at fair value (see Note 3 — Fair Value Measurements).  Under ASU 2011-04, for these instruments, U.S. Cellular will be required to disclose, in a tabular format, the level within the fair value hierarchy that each of these assets and liabilities are measured.  U.S. Cellular is required to adopt the provisions of ASU 2011-04 effective January 1, 2012.  Early adoption is prohibited.  The adoption of ASU 2011-04 is not expected to have a significant impact on U.S. Cellular’s financial position or results of operations.

On June 16, 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  ASU 2011-05 amends how other comprehensive income (“OCI”) is presented in the financial statements.  Under this standard, the Statement of Operations and OCI can be presented either continuously in the Statement of Comprehensive Income or in two separate but consecutive statements.  U.S. Cellular is required to adopt the provisions of ASU 2011-05 effective January 1, 2012.  The adoption of ASU 2011-05 is not expected to have an impact on U.S. Cellular’s financial position or results of operations.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. U.S. Cellular is required to adopt the provisions of ASU 2011-08 effective January 1, 2012. Early adoption is permitted. The adoption of ASU 2011-08 is not expected to have a significant impact on U.S. Cellular’s financial position or results of operations.

Agent Liabilities

U.S. Cellular has relationships with agents, which are independent businesses that obtain customers for U.S. Cellular.  At September 30, 2011 and December 31, 2010, U.S. Cellular had accrued $44.2 million and $71.3 million, respectively, for amounts due to agents, including rebates and commissions.  These amounts are included in Other current liabilities in the Consolidated Balance Sheet.

Amounts Collected from Customers and Remitted to Governmental Authorities

U.S. Cellular records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority. If the tax is assessed upon U.S. Cellular, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $30.3 million and $92.7 million for the three and nine months ended September 30, 2011 and $34.1 million and $105.4 million for the three and nine months ended September 30, 2010, respectively.

2.              Revision of Prior Period Amounts

In preparing its financial statements for the nine months ended September 30, 2011, U.S. Cellular discovered certain errors related to accounting for asset retirement obligations and asset retirement costs. These errors resulted in the overstatement of Total operating expenses, Property, plant and equipment, net and Other deferred liabilities and credits in the first and second quarter 2011 interim financial statements and in the 2010, 2009 and 2008 annual periods reported in the Company’s December 31, 2010 financial statements.   The December 31, 2007 Retained earnings balance presented in the December 31, 2010 annual financial statements was also overstated as a result of these errors. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), U.S. Cellular evaluated these errors and determined that they were immaterial to each of the reporting periods affected and, therefore, amendments of previously filed reports were not required. However, if the adjustments to correct the cumulative errors had been recorded in the third quarter 2011, U.S. Cellular believes the impact would have been significant to the third quarter results and would have impacted comparisons to prior periods. As permitted by SAB 108, revisions for these immaterial amounts to previously reported annual and quarterly results are reflected in the financial information herein and will be reflected in future filings containing such financial information. The impact of these errors was an increase to Retained earnings of $3.8 million, $2.8 million and $2.6 million in 2010, 2009 and 2008, respectively.

The Consolidated Balance Sheet at December 31, 2010 was revised to reflect the cumulative effect of these errors which resulted in an increase to Retained earnings of $5.9 million.  In accordance with SAB 108, the Consolidated Balance Sheet, the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows have been revised as follows:

Consolidated Balance Sheet — December 31, 2010

	As previously
(Dollars in thousands)	reported (1)	Adjustment	Revised

Property, plant and equipment, net	$2,615,072	$(40,550)	$2,574,522
Total assets	5,933,610	(40,550)	5,893,060
Net deferred income tax liability	579,769	3,675	583,444
Other deferred liabilities and credits	284,949	(50,094)	234,855
Retained earnings	2,129,638	5,869	2,135,507
Total U.S. Cellular shareholders’ equity	3,480,583	5,869	3,486,452
Total equity	3,534,101	5,869	3,539,970
Total liabilities and equity	5,933,610	(40,550)	5,893,060

Consolidated Statement of Operations — Three Months Ended September 30, 2010

	As previously
(Dollars in thousands)	reported (2)	Adjustment	Revised

Depreciation, amortization and accretion	$144,717	$(1,526)	$143,191
Total operating expenses	1,000,948	(1,526)	999,422
Operating income	59,833	1,526	61,359
Income before income taxes	68,329	1,526	69,855
Income tax expense	25,051	588	25,639
Net income	43,278	938	44,216
Net income attributable to U.S. Cellular shareholders	37,358	938	38,296
Basic earnings per share attributable to U.S. Cellular shareholders	0.43	0.02	0.45
Diluted earnings per share attributable to U.S. Cellular shareholders	0.43	0.01	0.44

Consolidated Statement of Operations — Nine Months Ended September 30, 2010

	As previously
(Dollars in thousands)	reported (2)	Adjustment	Revised

Depreciation, amortization and accretion	$432,405	$(4,574)	$427,831
Total operating expenses	2,913,570	(4,574)	2,908,996
Operating income	200,961	4,574	205,535
Income before income taxes	229,232	4,574	233,806
Income tax expense	86,894	1,762	88,656
Net income	142,338	2,812	145,150
Net income attributable to U.S. Cellular shareholders	125,480	2,812	128,292
Basic earnings per share attributable to U.S. Cellular shareholders	1.45	0.04	1.49
Diluted earnings per share attributable to U.S. Cellular shareholders	1.45	0.03	1.48

Consolidated Statement of Cash Flows — Nine Months Ended September 30, 2010

	As previously
(Dollars in thousands)	reported (2)	Adjustment	Revised

Net income	$142,338	$2,812	$145,150
Depreciation, amortization and accretion	432,405	(4,574)	427,831
Deferred income taxes, net	50,180	1,762	51,942
Cash flows from operating activities	584,013	—	584,013

(1)          In Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 25, 2011.

(2)          In Quarterly Report on Form 10-Q for the period ended September 30, 2010, filed on November 4, 2010.

3.              Fair Value Measurements

As of September 30, 2011 and December 31, 2010, U.S. Cellular did not have any financial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP. However, U.S. Cellular has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	September 30,		December 31,
	2011		2010
(Dollars in thousands)	Book Value	Fair Value	Book Value	Fair Value

Cash and cash equivalents	$504,952	$504,952	$294,426	$294,426
Short-term investments (1)(2)
Certificates of deposit	—	—	250	250
Government-backed securities (3)	110,761	110,761	146,336	146,336
Long-term investments (1)(4)
Government-backed securities (3)	45,297	45,445	46,033	46,034
Long-term debt (5)	875,997	854,677	863,657	850,374

(1)          Designated as held-to-maturity investments and recorded at amortized cost in the Consolidated Balance Sheet.

(2)          Maturities are less than twelve months from the respective balance sheet dates.

(3)          Includes U.S. treasuries and corporate notes guaranteed under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.

(4)          At September 30, 2011, maturities range between 13 and 23 months.

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

As of September 30, 2011 and December 31, 2010, U.S. Cellular did not have nonfinancial assets or liabilities that required the application of fair value accounting for purposes of reporting such amounts in the Consolidated Balance Sheet.

4.              Income Taxes

U.S. Cellular is included in a consolidated federal income tax return and in certain state income tax returns with other members of the TDS consolidated group.  For financial statement purposes, U.S. Cellular and its subsidiaries compute their income tax expense as if they comprised a separate affiliated group and were not included in the TDS consolidated group.

U.S. Cellular’s overall effective tax rate on Income before income taxes for the three and nine months ended September 30, 2011 was 38.4% and 35.0%, respectively, and for the three and nine months ended September 30, 2010 was 36.7% and 37.9%, respectively.  The effective tax rate for the three months ended September 30, 2010 was lower than the rate for the three months ended September 30, 2011 primarily as a result of the favorable settlement of certain state income tax audits in 2010. The benefits from this change, along with other minor discrete benefits, decreased income tax expense for the three months ended September 30, 2010 by $1.1 million; absent these benefits, the effective tax rate for such period would have been higher by 1.6 percentage points.

The effective tax rate for the nine months ended September 30, 2011 was lower than the rate for the nine months ended September 30, 2010 due primarily to tax benefits from the expiration of the statute of limitations for certain tax years. The benefits from this change, along with other discrete items, decreased income tax expense for the nine months ended September 30, 2011 by $10.7 million; absent these benefits, the effective tax rate for such period would have been higher by 3.4 percentage points.

U.S. Cellular expects to incur a federal net operating loss in 2011 for federal income tax purposes as a result of 100% bonus depreciation that applies to qualified capital expenditures.  U.S. Cellular plans to carryback this federal net operating loss to prior tax years, and has recorded $34.9 million as a component of Income taxes receivable at September 30, 2011 primarily related to the benefit associated with this estimated federal net operating loss carryback.  A portion of the loss also will be carried forward generating a non-current deferred tax asset of $12.2 million.  U.S. Cellular’s federal income tax liabilities associated with the benefits being realized from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet.

5.              Earnings Per Share

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

The amounts used in computing Earnings per Common and Series A Common Share and the effects of potentially dilutive securities on the weighted average number of Common and Series A Common Shares are as follows:

	Three Months Ended		Nine Months Ended
(Dollars and shares in thousands, except per share	September 30,		September 30,
amounts)	2011	2010	2011	2010

Net income attributable to U.S. Cellular shareholders	$62,140	$38,296	$172,240	$128,292

Weighted average number of shares used in basic earnings per share	84,547	85,992	84,984	86,329
Effects of dilutive securities:
Stock options	86	104	124	80
Restricted stock units	307	332	340	297
Weighted average number of shares used in diluted earnings per share	84,940	86,428	85,448	86,706

Basic earnings per share attributable to U.S. Cellular shareholders	$0.73	$0.45	$2.03	$1.49

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.73	$0.44	$2.02	$1.48

Certain Common Shares issuable upon the exercise of stock options or vesting of restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings per share because their effects were antidilutive. The number of such Common Shares excluded is shown in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Shares in thousands)	2011	2010	2011	2010

Stock options	1,605	1,836	1,357	1,768
Restricted stock units	1	—	193	195

6.              Acquisitions, Divestitures and Exchanges

U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investments. As part of this strategy, U.S. Cellular reviews attractive opportunities to acquire additional operating markets and wireless spectrum. In addition, U.S. Cellular may seek to divest outright or include in exchanges for other wireless interests those markets and wireless interests that are not strategic to its long-term success.

On May 9, 2011, U.S. Cellular paid $24.6 million in cash to purchase the remaining ownership interest in a wireless business in which it previously held a 49% noncontrolling interest, pursuant to certain required terms of the partnership agreement.  Prior to this acquisition, the partnership had been accounted for under the equity method of accounting.  In connection with the acquisition, a $13.4 million gain was recorded to adjust the carrying value of this 49% investment to its fair value of $25.7 million based on an income approach valuation method.  The gain was recorded in Gain on investment in the Consolidated Statement of Operations.  U.S. Cellular is actively trying to sell this business and, as a result, $60.8 million of assets and $0.9 million of liabilities have been classified in the Consolidated Balance Sheet as “held for sale”.  Included in Assets held for sale are $15.9 million of Current assets, $36.5 million of Investments (primarily licenses) and $8.4 million of Property, plant and equipment.  Liabilities held for sale primarily includes Current liabilities.  For the period since acquisition, this business generated revenues of $13.2 million and operating income of $9.6 million.

On September 30, 2011, U.S. Cellular completed an exchange whereby U.S. Cellular received eighteen 700 MHz spectrum licenses covering portions of Idaho, Illinois, Indiana, Kansas, Nebraska, Oregon and Washington in exchange for two PCS spectrum licenses covering portions of Illinois and Indiana.  The exchange of licenses will provide U.S. Cellular with additional spectrum to meet anticipated future capacity and coverage requirements in several of its markets.  No cash, customers, network assets or other assets or liabilities were included in the exchange.  As a result of this transaction, U.S. Cellular recognized a gain of $11.8 million, representing the difference between the fair value, calculated using a market approach valuation method, and the carrying value of the licenses surrendered.  This gain was recorded in (Gain) loss on asset disposals and exchanges, net in the Consolidated Statement of Operations for the three and nine months ended September 30, 2011.  The Indiana PCS spectrum included in the exchange was originally awarded to Carroll Wireless in Federal Communications Commission (“FCC”) Auction 58 and was purchased by U.S. Cellular prior to the exchange.  Carroll Wireless is a variable interest entity which U.S. Cellular consolidates; see Note 11 — Variable Interest Entities (VIEs) for additional information.

Acquisitions and exchanges did not have a material impact in U.S. Cellular’s consolidated financial statements for the periods presented and pro forma results, assuming acquisitions and exchanges had occurred at the beginning of each period presented, would not be materially different from the results reported.

U.S. Cellular’s acquisitions during the nine months ended September 30, 2011 and 2010 and the allocation of the purchase price for these acquisitions were as follows:

		Allocation of Purchase Price
				Intangible
				assets	Net tangible
	Purchase			subject to	assets/
(Dollars in thousands)	price (1)	Goodwill (2)	Licenses	amortization (3)	(liabilities)

2011
Licenses	$4,406	$—	$4,406	$—	$—
Businesses (4)	24,572	—	15,592	2,252	6,728
Total	$28,978	$—	$19,998	$2,252	$6,728

2010
Licenses	$10,501	$—	$10,501	$—	$—
Total	$10,501	$—	$10,501	$—	$—

(1)               Cash amounts paid for acquisitions may differ from the purchase price due to cash acquired in the transactions and the timing of cash payments related to the respective transactions.

(2)               No goodwill was amortizable for income tax purposes.

(3)               Intangible assets subject to amortization are classified as Assets held for sale and as a result are not amortized.

(4)               Includes only the acquired interest and does not include amounts attributable to U.S. Cellular’s pre-existing noncontrolling interest described above in this Note 6.

7.              Licenses and Goodwill

Changes in U.S. Cellular’s licenses and goodwill for the nine months ended September 30, 2011 and 2010 are presented below.

Licenses

	September 30,	September 30,
(Dollars in thousands)	2011	2010

Balance, beginning of period	$1,452,101	$1,435,000
Acquisitions (1)	4,406	10,501
Exchanges	11,842	—
Other	2,201	—
Balance, end of period	$1,470,550	$1,445,501

Goodwill

	September 30,	September 30,
(Dollars in thousands)	2011	2010

Assigned value at time of acquisition	$494,737	$494,737
Accumulated impairment losses in prior periods	—	—
Balance, beginning of period	494,737	494,737
Acquisitions	—	—
Balance, end of period	$494,737	$494,737

(1)               Does not include amounts reported as Assets held for sale in the Consolidated Balance Sheet.

Goodwill and Licenses Impairment Assessment

Goodwill and licenses must be assessed for impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. U.S. Cellular performs annual impairment testing of goodwill and licenses, as required by GAAP, in the fourth quarter of its fiscal year, based on fair values and net carrying values determined as of November 1.

During the third quarter of 2011, the deterioration of macroeconomic conditions and financial markets coupled with a sustained decrease in U.S. Cellular’s share price resulted in a triggering event, as defined by GAAP, requiring an interim impairment test of goodwill and licenses as of September 30, 2011.  Therefore, U.S. Cellular performed an interim impairment assessment of goodwill and licenses as of September 30, 2011. The assessment resulted in no impairment of either goodwill or licenses.

8.              Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $21.9 million and $24.0 million in the three months ended September 30, 2011 and 2010, respectively, and $65.3 million and $74.4 million in the nine months ended September 30, 2011 and 2010, respectively; of those amounts, U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $16.6 million and $16.1 million in the three months ended September 30, 2011 and 2010, respectively, and $43.7 million and $49.5 million in the nine months ended September 30, 2011 and 2010, respectively.  U.S. Cellular held a 5.5% ownership interest in the LA Partnership during these periods.

The following table, which is based on information provided in part by third parties, summarizes the combined results of operations of U.S. Cellular’s equity method investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010

Revenues	$1,387,000	$1,260,000	$4,066,000	$3,680,000
Operating expenses	1,034,000	908,000	3,099,000	2,613,000
Operating income	353,000	352,000	967,000	1,067,000
Other income	1,000	8,000	3,000	28,000
Net income	$354,000	$360,000	$970,000	$1,095,000

9.     Debt

In May 2011, U.S. Cellular issued $342 million aggregate principal amount of unsecured 6.95% senior notes due May 2060.  Interest on the notes is payable quarterly.  U.S. Cellular may redeem the notes, in whole or in part, at any time on or after May 15, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.  Capitalized debt issuance costs totaled $11.0 million and will be amortized over the life of the notes.  Such issuance costs are included in Other assets and deferred charges (a long-term asset account) at September 30, 2011.

U.S. Cellular used substantially all of the net proceeds from the issuance of the 6.95% senior notes to redeem $330 million (the entire outstanding amount) of its unsecured 7.5% senior notes on June 20, 2011 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date.  This redemption required U.S. Cellular to write-off $8.2 million of previously capitalized debt issuance costs related to the 7.5% senior notes; the write-off was included in Interest expense in the Consolidated Statement of Operations for the period ended September 30, 2011.

10.       Commitments, Contingencies and Other Liabilities

Agreements

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  Pursuant to an updated Statement of Work dated July 6, 2011, the implementation of B/OSS is expected to take until 2013 to complete and payments to Amdocs are estimated to be approximately $122 million (subject to certain potential adjustments). The $122 million will be paid in installments through the second half of 2013.  As of September 30, 2011, $22.8 million had been paid to Amdocs.

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

U.S. Cellular has accrued $1.6 million and $1.5 million with respect to legal proceedings and unasserted claims as of September 30, 2011 and December 31, 2010. U.S. Cellular has not accrued any amount for legal proceedings if it cannot estimate the amount of the possible loss or range of loss. U.S. Cellular does not believe that the amount of any contingent loss in excess of the amounts accrued would be material.

11.       Variable Interest Entities (VIEs)

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

Consolidated VIEs

As of September 30, 2011, U.S. Cellular consolidates the following VIEs under GAAP:

•                  Aquinas Wireless;

•                  King Street Wireless and King Street Wireless, Inc., the general partner of King Street Wireless;

•                  Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless; and

•                  Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless.

U.S. Cellular holds a variable interest in the entities listed above.  It has made capital contributions and/or advances to these entities.  The power to direct the activities of the VIEs that most significantly impact their economic performance is shared.  Specifically, the general partner of each of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships; however, the general partner of each partnership needs consent of the limited partner, a U.S. Cellular subsidiary, to sell or lease certain licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships.  Although the power to direct the activities of the VIEs is shared, U.S. Cellular has a disproportionate level of exposure to the variability associated with the economic performance of the VIEs, indicating that U.S. Cellular is the primary beneficiary of the VIEs in accordance with GAAP.  Accordingly, these VIEs are consolidated. U.S. Cellular’s capital contributions and advances made to these VIEs totaled $15.8 million and $1.2 million in the nine months ended September 30, 2011 and 2010, respectively.

The following table presents the classification of the consolidated VIEs’ assets and liabilities in U.S. Cellular’s Consolidated Balance Sheet.

	September 30,	December 31,
(Dollars in thousands)	2011	2010

Assets
Cash	$27,884	$1,673
Other current assets	119	323
Licenses	485,261	487,962
Property, plant and equipment	5,009	1,548
Other assets and deferred charges	1,260	—
Total assets	$519,533	$491,506

Liabilities
Other current liabilities	$29	$95
Total liabilities	$29	$95

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

U.S. Cellular purchased PCS spectrum from Carroll Wireless in the third quarter of 2011.  See Note 6 — Acquisitions, Divestitures and Exchanges for additional information.

12.       Common Share Repurchases

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

Share repurchases made under this authorization were as follows:

	Nine Months Ended
	September 30,
(Dollars and shares in thousands, except cost per share)	2011	2010

Number of shares	1,276	970
Average cost per share	$48.82	$41.79
Total cost	$62,294	$40,520

13.       Noncontrolling Interests

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

The settlement value or estimate of cash that would be due and payable to settle these noncontrolling interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on September 30, 2011, net of estimated liquidation costs, is $166.5 million.  This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet.  The estimate of settlement value was based on certain factors and assumptions which are subjective in nature.  Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.  U.S. Cellular currently has no plans or intentions relating to the liquidation of any of the related partnerships or LLCs prior to their scheduled termination dates.  The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at September 30, 2011 was $65.5 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is primarily due to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs.  Neither the noncontrolling interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements.

14.       Supplemental Cash Flow Disclosures

Following are supplemental cash flow disclosures regarding transactions related to stock-based compensation awards:

	Nine Months Ended
	September 30,
(Dollars and shares in thousands)	2011	2010

Common Shares withheld (1)	120	269

Aggregate value of Common Shares withheld	$5,942	$11,597

Cash receipts upon exercise of stock options	$5,258	$2,621
Cash disbursements for payment of taxes (2)	(3,503)	(1,883)
Net cash receipts from exercise of stock options and vesting of other stock awards	$1,755	$738

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

United States Cellular Corporation (“U.S. Cellular”) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 84%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”) as of September 30, 2011.

U.S. Cellular provides wireless telecommunications services to approximately 5.9 million customers in five geographic market areas in 26 states. As of September 30, 2011, U.S. Cellular’s average penetration rate in its consolidated operating markets was 12.7%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.

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

Financial and operating highlights in the nine months ended September 30, 2011 included the following:

•                  Total customers were 5,932,000 at September 30, 2011, including 5,621,000 retail customers.

•                  On October 1, 2010, U.S. Cellular launched The Belief Project which introduced several innovative service offerings including no contract after the first contract; simplified national rate plans; a loyalty rewards program; overage protection, caps and forgiveness; a phone replacement program; and discounts for paperless billing and automatic payment. As of September 30, 2011, 2.8 million new and existing customers had subscribed to the new Belief Plans, up from 2.3 million as of June 30, 2011.

•                  Retail customer net losses were 112,000 in 2011 compared to net additions of 6,000 in 2010.  In the postpaid category, there was a net loss of 97,000 in 2011 compared to a net loss of 56,000 in 2010. Prepaid net losses were 15,000 in 2011 compared to net additions of 62,000 in 2010.

•                  Postpaid customers comprised approximately 95% of U.S. Cellular’s retail customers as of September 30, 2011. The postpaid churn rate improved to 1.4% in 2011 compared to 1.5% in 2010.

•                  Postpaid customers on smartphone service plans increased to 26% as of September 30, 2011 compared to 12% as of September 30, 2010. Smartphones represented 41% of all devices sold in 2011 compared to 19% in 2010.

•                  Service revenues of $3,023.8 million increased $102.7 million year-over-year, primarily due to increases in inbound roaming revenues and eligible telecommunications carrier (“ETC”) revenues.

•                  Cash flows from operating activities were $777.6 million. At September 30, 2011, Cash and cash equivalents and Short-term investments totaled $615.7 million and there were no outstanding borrowings under the revolving credit facility.

•                  Additions to Property, plant and equipment totaled $506.1 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores, develop new billing and other customer management related systems and platforms, and enhance existing office systems. Total cell sites in service increased 4% year-over-year to 7,828.

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

•                  Operating income increased $58.9 million, or 29%, to $264.5 million in 2011 from $205.5 million in 2010. The primary reason for the increase was higher service revenues as discussed above. Such higher service revenues were partially offset by increased system operations expenses driven by increased data use and an increase in loss on equipment (defined as equipment sales revenue less cost of equipment sold) driven by increased smartphone sales.

•                  On September 30, 2011, U.S. Cellular completed a license exchange agreement that will provide additional spectrum to meet anticipated future capacity and coverage requirements in several of its markets.  No cash, customers, network assets or other assets or liabilities were included in the exchange.  As a result of this transaction, U.S. Cellular recognized a gain of $11.8 million. See Note 6 — Acquisitions, Divestitures and Exchanges for additional details.

•                  U.S. Cellular, taking advantage of lower interest rates, sold $342 million of 6.95% unsecured senior notes due 2060 on May 16, 2011 and used the proceeds to redeem $330 million of 7.5% unsecured senior notes due 2034 on June 20, 2011. See Note 9 — Debt for additional details.

•                  On May 9, 2011, U.S. Cellular paid $24.6 million in cash to purchase the remaining ownership interest in a wireless business in which it previously held a noncontrolling interest. In connection with this transaction, U.S. Cellular recognized a gain of $13.4 million. See Note 6 — Acquisitions, Divestitures and Exchanges for additional details.

•                  Net income attributable to U.S. Cellular shareholders increased $43.9 million, or 34%, to $172.2 million in 2011 compared to $128.3 million in 2010, primarily due to higher operating income. Basic earnings per share was $2.03 in 2011, which was $0.54 higher than in 2010, and Diluted earnings per share was $2.02, which was $0.54 higher than in 2010.

U.S. Cellular anticipates that its future results will be affected by the following factors:

•                  Relative ability to attract and retain customers in a competitive marketplace in a cost effective manner;

•                  The Belief Project, which is intended to accelerate growth and have a positive impact on long-term profitability by increasing postpaid gross additions over the next several years and by contributing to incremental growth in average revenue per customer and improvement of U.S. Cellular’s already low postpaid churn rate;

•                  Continued uncertainty related to current economic conditions and their impact on customer purchasing and payment behaviors;

•                  A shift in the mix of new customer additions in the wireless industry from postpaid to prepaid customers, who generally generate lower average monthly service revenue per customer;

•                  Rapid growth in the demand for new data devices and services which may result in increased cost of equipment sold and other operating expenses and the need for additional investment in network capacity;

•                  Increased competition in the wireless industry, including potential reductions in pricing for products and services overall and impacts associated with the expanding presence of carriers offering low-priced, unlimited prepaid service, and emerging fourth generation technologies such as Long-term Evolution (“LTE”) and WiMax;

•                  Increasing penetration in the wireless industry, requiring U.S. Cellular to grow revenues primarily from selling additional products and services to its existing customers, increasing the number of multi-device users among its existing customers, increasing data products and services and attracting wireless customers switching from other wireless carriers;

•                  Continued growth in revenues and costs related to data products and services and lower growth or declines in revenues from voice services;

•                  Effects on industry competition of ongoing industry consolidation;

•                  Costs of developing and enhancing office and customer support systems, including costs and risks associated with the completion and potential benefits of the multi-year initiatives described above;

•                  Continued enhancements to U.S. Cellular’s wireless networks to meet the rapid increase in demand for data services from its customers. These enhancements include expansion of its current network and an upgrade to LTE technology with attendant costs and risks;

•                  Uncertainty related to various rulemaking proceedings underway at the Federal Communications Commission (“FCC”), including uncertainty relating to the impacts on universal service funding, intercarrier compensation and other matters of the Connect America Fund & Intercarrier Compensation Reform Order and Further Notice of Proposed Rulemaking issued by the FCC on October 27, 2011;

•                  The FCC’s adoption of mandatory roaming rules which will be of assistance in the negotiation of data roaming agreements with other wireless operators in the future; and

•                  Arrangements between manufacturers of wireless devices and other carriers that preclude or delay U.S. Cellular’s access to devices desired by customers.

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

2011 Estimates

U.S. Cellular’s current estimates of full-year 2011 results are shown below. Such estimates represent U.S. Cellular’s views as of the date of filing of U.S. Cellular’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarterly period ended September 30, 2011. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

	Current Estimates	Previous Estimates (1)
Service revenues	$4,000-$4,100 million	Unchanged
Operating income (2)(3)	$230-$305 million	$210-$285 million
Depreciation, amortization and accretion expenses, losses on asset disposals and exchanges and impairment of assets (2)	Approx. $590 million	Unchanged
Adjusted OIBDA (3)(4)	$820-$895 million	$800-$875 million
Capital expenditures (3)	$750-$800 million	Unchanged

(1)   The 2011 Estimated Results as disclosed in U.S. Cellular’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.

(2)   The 2011 Estimated Results do not include any estimate for losses on impairment of assets since these cannot be predicted.

(3)   This guidance is based on U.S. Cellular’s current operations, which include a multi-year deployment of LTE technology commencing in 2011. As customer demand for data services increases, and competitive conditions in the wireless industry evolve, such as the rate of deployment of LTE technology by other carriers, the timing of U.S. Cellular’s deployment of LTE and the timing of other capital expenditures could change. These factors could affect U.S. Cellular’s estimated capital expenditures and operating expenses in 2011.

(4)   Adjusted OIBDA is defined as Operating income excluding the effects of: Depreciation, amortization and accretion (OIBDA); the net gain or loss on asset disposals and exchanges (if any); and the loss on impairment of assets (if any). This measure also may be commonly referred to by management as operating cash flow. This measure should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows.

U.S. Cellular management currently believes that the foregoing estimates represent a reasonable view of what is achievable considering actions that U.S. Cellular has taken and will be taking. However, the current general economic conditions and competition in the markets served by U.S. Cellular have created a challenging business environment that could continue to significantly impact actual results. U.S. Cellular expects to continue its focus on customer satisfaction by delivering a high quality network, attractively priced service plans, a broad line of wireless devices and other products, and outstanding customer service in its company-owned and agent retail stores and customer care centers. U.S. Cellular believes that future growth in its revenues will result primarily from selling additional products and services, including data products and services, to its existing customers, increasing the number of multi-device users among its existing customers, and attracting wireless users switching from other wireless carriers, rather than by adding users that are new to wireless service. U.S. Cellular is focusing on opportunities to increase revenues, pursuing cost reduction initiatives in various areas and implementing a number of initiatives to enable future growth. The initiatives are intended, among other things, to allow U.S. Cellular to accelerate its introduction of new products and services, better segment its customers for new services and retention, sell additional services such as data, expand its Internet sales and customer service capabilities, improve its prepaid products and services and reduce operational expenses over the long term.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of September 30, (1)	2011	2010
Total market population of consolidated operating markets (2)	46,888,000	46,546,000
Customers (3)	5,932,000	6,103,000
Market penetration (2)	12.7%	13.1%
Total employees (4)	8,865	9,163
Cell sites in service	7,828	7,524
Smartphone penetration (9)(10)	26.2%	12.1%

For the Nine Months Ended September 30, (5)	2011	2010
Gross customer additions	849,000	1,045,000

Net postpaid customer (losses)	(97,000)	(56,000)
Net prepaid customer additions (losses)	(15,000)	62,000
Net retail customer additions (losses) (6)	(112,000)	6,000
Net customer (losses) (6)	(145,000)	(38,000)
Postpaid churn rate (8)	1.4%	1.5%
Total ARPU (7)	$56.02	$52.90
Billed ARPU (7)	$48.25	$46.99
Postpaid ARPU (7)	$51.82	$50.70
Smartphones sold as a percent of total devices sold (9)	40.6%	18.8%

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

The total market population and penetration measures for consolidated operating markets apply to markets in which U.S. Cellular provides wireless service to customers. For comparison purposes, total market population and penetration related to all consolidated markets in which U.S. Cellular owns an interest were 91,965,000 and 6.5%, and 90,468,000 and 6.8%, as of September 30, 2011 and 2010, respectively.

(3)          U.S. Cellular’s customer base consists of the following types of customers:

	September 30,
	2011	2010
Customers on postpaid service plans in which the end user is a customer of U.S. Cellular (“postpaid customers”)	5,322,000	5,426,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	299,000	324,000
Total retail customers	5,621,000	5,750,000

End user customers acquired through U.S. Cellular’s agreements with third parties (“reseller customers”)	311,000	353,000
Total customers	5,932,000	6,103,000

(4)          Total employees includes 1,024 and 1,057 part-time employees for 2011 and 2010, respectively.

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

(7)          Management uses these measurements to assess the amount of revenue that U.S. Cellular generates each month on a per customer basis:

Total ARPU — Average monthly service revenue per customer includes retail service, inbound roaming and other service revenues and is calculated by dividing total service revenues by the number of months in the period and by the average total customers during the period.  The average total customers during the nine months ended September 30, 2011 and 2010 were 5,997,000 and 6,135,000, respectively.

Billed ARPU — Average monthly billed revenue per customer is calculated by dividing total retail service revenues by the number of months in the period and by the average total customers during the period.  Retail service revenues include revenues attributable to postpaid, prepaid and reseller customers. The average total customers during the nine months ended September 30, 2011 and 2010 were 5,997,000 and 6,135,000, respectively.

Postpaid ARPU — Average monthly revenue per postpaid customer is calculated by dividing total retail service revenues from postpaid customers by the number of months in the period and by the average postpaid customers during the period.  The average postpaid customers during the nine months ended September 30, 2011 and 2010 were 5,371,000 and 5,456,000, respectively.

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

(8)          Postpaid churn rate represents the percentage of the postpaid customer base that disconnects service each month. This amount represents the average postpaid churn rate for the nine months of the respective year.

(9)          Smartphones represent wireless devices which run on a Blackberry®, Windows Mobile or Android operating system.

(10)    Smartphone penetration is calculated by dividing postpaid customers on smartphone service plans by total postpaid customers.

Components of Operating Income

Nine Months Ended September 30,	2011	2010	Change	Percentage Change
(Dollars in thousands)
Retail service	$2,604,431	$2,594,641	$9,790	—
Inbound roaming	254,956	185,745	69,211	37%
Other	164,365	140,701	23,664	17%
Service revenues	3,023,752	2,921,087	102,665	4%
Equipment sales	219,961	193,444	26,517	14%
Total operating revenues	3,243,713	3,114,531	129,182	4%

System operations (excluding Depreciation, amortization and accretion reported below)	687,256	638,677	48,579	8%
Cost of equipment sold	556,465	512,361	44,104	9%
Selling, general and administrative	1,309,688	1,321,720	(12,032)	(1)%
Depreciation, amortization and accretion	431,581	427,831	3,750	1%
(Gain) loss on asset disposals and exchanges, net	(5,741)	8,407	(14,148)	>(100)%
Total operating expenses	2,979,249	2,908,996	70,253	2%
Operating income	$264,464	$205,535	$58,929	29%

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

Billed ARPU increased to $48.25 in 2011 from $46.99 in 2010. This overall increase reflects an increase in Postpaid ARPU to $51.82 in 2011 from $50.70 in 2010, reflecting increases in revenues from data products and services.

The average number of customers decreased to 5,997,000 in 2011 from 6,135,000 in 2010, driven primarily by reductions in postpaid and reseller customers.

U.S. Cellular expects continued pressure on revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings.

Inbound roaming revenues

Inbound roaming revenues increased by $69.2 million, or 37%, in 2011 compared to 2010. The growth was driven primarily by an increase in revenues from data roaming.

Other revenues

Other revenues increased by $23.7 million, or 17%, primarily due to an increase in ETC revenues. ETC revenues recorded in 2011 were $120.6 million compared to $100.5 million in 2010, reflecting expanded eligibility in certain states and revisions to amounts received in prior years as determined by the Universal Service Administrative Company.

Equipment sales revenues

Equipment sales revenues include revenues from sales of wireless devices (handsets, modems and tablets) and related accessories to both new and existing customers, as well as revenues from sales of devices and accessories to agents. All Equipment sales revenues are recorded net of rebates.

U.S. Cellular strives to offer a competitive line of quality wireless devices to both new and existing customers. U.S. Cellular’s customer acquisition and retention efforts include offering new devices to customers at discounted prices; in addition, customers on the Belief Plans receive loyalty reward points that may be used to purchase a new device or accelerate the timing of a customer’s eligibility for a device upgrade at promotional pricing. U.S. Cellular also continues to sell devices to agents; this practice enables U.S. Cellular to provide better control over the quality of devices sold to its customers, establish roaming preferences and earn volume discounts from device manufacturers which are passed along to agents. U.S. Cellular anticipates that it will continue to sell devices to agents in the future.

The increase in 2011 Equipment sales revenues was driven by an increase of 21% in average revenue per device sold, partially offset by a decline of 5% in total devices sold. Average revenue per device sold increased due to a shift in the mix of units sold to higher priced smartphones.

Total operating revenues — Loyalty reward program impact

U.S. Cellular follows the deferred revenue method of accounting for its loyalty reward program, which launched on October 1, 2010. Under this method, revenue allocated to loyalty reward points is deferred and recognized at the time the loyalty reward points are used or redeemed.  The deferred revenue related to the loyalty reward program is included in Customer deposits and deferred revenues (a current liability account) in the Consolidated Balance Sheet.  For the nine months ended September 30, 2011, deferred revenues related to the loyalty reward program increased $24.6 million, from $7.1 million at December 31, 2010 to $31.7 million at September 30, 2011.  This net change for the period is comprised of deferred revenues of $31.0 million related to loyalty reward points awarded to customers, offset by a decrease of  $6.4 million attributable to loyalty rewards points redeemed or used.  Equipment sales revenues of $4.1 million and Retail service revenues of $2.3 million were recognized in the nine months ended September 30, 2011 related to redemption or usage of loyalty reward points.  Since this program was introduced on October 1, 2010 in conjunction with The Belief Project, it had no impact on financial results for the nine months ended September 30, 2010.

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

Key components of the overall increase in System operations expenses were as follows:

•                  Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $33.5 million, or 22%, primarily due to higher data roaming expenses offset by a decline in voice roaming expenses.

•                  Maintenance, utility and cell site expenses increased $15.5 million, or 6%, driven primarily by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,828 at September 30, 2011 and 7,524 at September 30, 2010, as U.S. Cellular continued to expand and enhance coverage in its existing markets.  Expenses also increased to support rapidly growing data needs.

U.S. Cellular expects total system operations expenses to increase on a year-over-year basis in the foreseeable future to support the continued growth in cell sites and other network facilities as it continues to add capacity, enhance quality and deploy new technologies as well as to support increases in total customer usage, particularly data usage.

Cost of equipment sold

Cost of equipment sold increased by $44.1 million, or 9%, in 2011 compared to 2010. The increase was driven by a 12% increase in the average cost per device sold, which reflected a shift in the mix of units sold to higher priced smartphones. The impact of higher average cost per unit sold was partially offset by a 5% decline in total wireless devices sold.

U.S. Cellular’s loss on equipment, defined as Equipment sales revenues less Cost of equipment sold, was $336.5 million and $318.9 million for 2011 and 2010, respectively. U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as wireless carriers continue to use device availability and pricing as a means of competitive differentiation. In addition, U.S. Cellular expects increasing sales of data centric wireless devices such as smartphones and tablets to result in higher equipment subsidies over time; these devices generally have higher purchase costs which cannot be recovered through proportionately higher selling prices to customers.

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

Selling, general and administrative expenses in 2011 decreased primarily due to a decrease of $9.1 million or 2% in selling and marketing expenses. This was driven primarily by lower commissions expense due to fewer transactions.

For the full year 2011, U.S. Cellular expects Selling, general and administrative expenses to be relatively flat on a year-over-year basis.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased primarily due to an increase in the gross Property, plant and equipment balances from 2010 to 2011.

See “Financial Resources” and “Liquidity and Capital Resources” for a discussion of U.S. Cellular’s capital expenditures.

(Gain) loss on asset disposals and exchanges, net

On September 30, 2011, U.S. Cellular completed an exchange whereby U.S. Cellular received eighteen 700 MHz spectrum licenses in exchange for two PCS spectrum licenses.  The exchange of licenses will provide U.S. Cellular with additional spectrum to meet anticipated future capacity and coverage requirements in several of its markets.  No cash, customers, network assets or other assets or liabilities were included in the exchange.  As a result of this transaction, U.S. Cellular recognized a gain of $11.8 million. See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for more information.

Components of Other Income (Expense)

Nine Months Ended September 30,	2011	2010	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating income	$264,464	$205,535	$58,929	29%

Equity in earnings of unconsolidated entities	65,289	74,418	(9,129)	(12)%
Interest and dividend income	2,466	2,984	(518)	(17)%
Gain on investment	13,373	—	13,373	N/M
Interest expense	(51,905)	(48,918)	(2,987)	(6)%
Other, net	(47)	(213)	166	78%
Total investment and other income (expense)	29,176	28,271	905	3%

Income before income taxes	293,640	233,806	59,834	26%
Income tax expense	102,771	88,656	14,115	16%

Net income	190,869	145,150	45,719	31%
Less: Net income attributable to noncontrolling interests, net of tax	(18,629)	(16,858)	(1,771)	(11)%
Net income attributable to U.S. Cellular shareholders	$172,240	$128,292	$43,948	34%

Basic earnings per share attributable to U.S. Cellular shareholders	$2.03	$1.49	$0.54	36%
Diluted earnings per share attributable to U.S. Cellular shareholders	$2.02	$1.48	$0.54	36%

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

U.S. Cellular’s investment in the LA Partnership contributed $43.7 million to Equity in earnings of unconsolidated entities in 2011 compared to $49.5 million in 2010.  The remaining change resulted from decreases in net income from other equity interests.

Gain on investment

On May 9, 2011, U.S. Cellular paid $24.6 million in cash to purchase the remaining ownership interest in a wireless business in which it previously held a 49% noncontrolling interest.  In connection with this acquisition, a $13.4 million gain was recorded.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

Interest expense

Interest expense increased year-over-year due primarily to the write-off of unamortized debt issuance costs of $8.2 million for U.S. Cellular’s $330 million, 7.5% senior notes redeemed on June 20, 2011. This was partially offset by the capitalization of interest for multi-year projects and lower interest rates on outstanding debt.

Income tax expense

See Note 4 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of income tax expense and the overall effective tax rate on Income before income taxes.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Components of Operating Income

Three Months Ended September 30,	2011	2010	Change	Percentage Change
(Dollars in thousands)
Retail service	$871,199	$865,766	$5,433	1%
Inbound roaming	107,810	72,901	34,909	48%
Other	57,600	44,836	12,764	28%
Service revenues	1,036,609	983,503	53,106	5%
Equipment sales	73,830	77,278	(3,448)	(4)%
Total operating revenues	1,110,439	1,060,781	49,658	5%

System operations (excluding Depreciation, amortization and accretion reported below)	241,852	218,021	23,831	11%
Cost of equipment sold	193,491	189,291	4,200	2%
Selling, general and administrative	441,512	446,938	(5,426)	(1)%
Depreciation, amortization and accretion	141,664	143,191	(1,527)	(1)%
(Gain) loss on asset disposals and exchanges, net	(9,700)	1,981	(11,681)	>(100)%
Total operating expenses	1,008,819	999,422	9,397	1%
Operating income	$101,620	$61,359	$40,261	66%

Operating Revenues

Retail service revenues

Retail service revenues increased $5.4 million, or 1%, in 2011 compared to 2010 as the impact of an increase in billed ARPU was mostly offset by a decrease in U.S. Cellular’s average customer base.

•                  Average monthly Retail service revenue per customer increased to $48.82 in 2011 compared to $47.12 in 2010. The net increase resulted primarily from growth in revenues from data products and services.

•                  The average number of customers decreased to 5,948,000 in 2011 from 6,124,000 in 2010, driven by reductions in postpaid, prepaid and reseller customers.

U.S. Cellular expects continued pressure on revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings.

Inbound roaming revenues

Inbound roaming revenues increased by $34.9 million, or 48% in 2011 compared to 2010. The growth was driven primarily by an increase in revenues from data roaming.

Other revenues

Other revenues increased by $12.8 million, or 28%, primarily due to an increase in ETC revenues.  ETC revenues recorded in 2011 were $42.7 million compared to $30.7 million in 2010, reflecting expanded eligibility in certain states and revisions to amounts received in prior years as determined by the Universal Service Administrative Company.

Equipment sales revenues

The decrease in 2011 Equipment sales revenues was driven by a decrease of 4% in average revenue per handset sold and a decrease of 3% in the total number of handsets sold. Average revenue per device sold decreased due to competitive conditions, despite a shift in the mix of devices sold to smartphones.

Total operating revenues — Loyalty reward program impact

For the three months ended September 30, 2011, deferred revenues related to the loyalty reward program increased $8.3 million, from $23.4 million at June 30, 2011 to $31.7 million at September 30, 2011.  This net change for the period is comprised of deferred revenues of $11.8 million related to loyalty reward points awarded to customers, offset by a decrease of  $3.5 million attributable to loyalty rewards points redeemed or used.  Equipment sales revenues of $2.4 million and Retail service revenues of $1.1 million were recognized in the three months ended September 30, 2011 related to redemption or usage of loyalty reward points.  Since this program was introduced on October 1, 2010 in conjunction with The Belief Project, it had no impact on financial results for the three months ended September 30, 2010.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the overall increase in System operations expenses were as follows:

•                  Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $14.7 million, or 28%, primarily due to higher data roaming expenses offset by a decline in voice roaming expenses.

•                  Maintenance, utility and cell site expenses increased $7.3 million, or 8%, driven primarily by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,828 at September 30, 2011 and 7,524 at September 30, 2010, as U.S. Cellular continued to expand and enhance coverage in its existing markets. Expenses also increased to support rapidly growing data needs.

Cost of equipment sold

Cost of equipment sold increased slightly in 2011 compared to 2010 due primarily to a shift in the mix of units sold to higher priced smartphones, which resulted in an increase of 3% in average cost per handset sold. This increase was partially offset by a 3% decrease in the total number of handsets sold.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased slightly in 2011 compared to 2010 due primarily to lower commissions and advertising expenses.

(Gain) loss on asset disposals and exchanges, net

On September 30, 2011, U.S. Cellular completed an exchange whereby U.S. Cellular received eighteen 700 MHz spectrum licenses in exchange for two PCS spectrum licenses.  The exchange of licenses will provide U.S. Cellular with additional spectrum to meet anticipated future capacity and coverage requirements in several of its markets.  No cash, customers, network assets or other assets or liabilities were included in the exchange.  As a result of this transaction, U.S. Cellular recognized a gain of $11.8 million. See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for more information.

Components of Other Income (Expense)

Three Months Ended September 30,	2011	2010	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating income	$101,620	$61,359	$40,261	66%

Equity in earnings from unconsolidated entities	21,929	23,971	(2,042)	(9)%
Interest and dividend income	869	1,101	(232)	(21)%
Interest expense	(11,522)	(15,956)	4,434	28%
Other, net	(97)	(620)	523	84%
Total investment and other income	11,179	8,496	2,683	32%

Income before income taxes	112,799	69,855	42,944	61%
Income tax expense	43,292	25,639	17,653	69%

Net income	69,507	44,216	25,291	57%
Less: Net income attributable to noncontrolling interests, net of tax	(7,367)	(5,920)	(1,447)	(24)%
Net income attributable to U.S. Cellular	$62,140	$38,296	$23,844	62%

Basic earnings per share attributable to U.S. Cellular shareholders	$0.73	$0.45	$0.28	62%
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.73	$0.44	$0.29	66%

Equity in earnings of unconsolidated entities

U.S. Cellular’s investment in the LA Partnership contributed $16.6 million and $16.1 million to Equity in earnings of unconsolidated entities in 2011 and 2010, respectively.  The remaining change resulted from decreases in net income from other equity interests.

Interest expense

Interest expense decreased year-over-year due to the capitalization of interest related to multi-year projects and lower interest rates on outstanding debt.

Income tax expense

See Note 4 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of income tax expense and the overall effective tax rate on Income before income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are not expected to have a significant effect on U.S. Cellular’s financial condition or results of operations.  See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for additional details.

FINANCIAL RESOURCES

U.S. Cellular operates a capital- and marketing-intensive business. U.S. Cellular utilizes cash from its operating activities, cash proceeds from divestitures, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and Common Share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize U.S. Cellular’s cash flow activities in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

(Dollars in thousands)	2011	2010
Cash flows from (used in):
Operating activities	$777,624	$584,013
Investing activities	(494,815)	(554,457)
Financing activities	(61,046)	(54,675)
Cash classified as held for sale	(11,237)	—
Net increase (decrease) in cash and cash equivalents	$210,526	$(25,119)

Cash Flows from Operating Activities

The following table presents Adjusted OIBDA and is included for purposes of analyzing operating activities. U.S. Cellular believes this measure provides useful information to investors regarding U.S. Cellular’s financial condition and results of operations because it highlights certain key cash and non-cash items and their impacts on Cash flows from operating activities:

(Dollars in thousands)	2011	2010
Operating income	$264,464	$205,535
Non-cash items
Depreciation, amortization and accretion	431,581	427,831
Loss on impairment of intangible assets	—	—
(Gain) loss on asset disposals and exchanges, net	(5,741)	8,407
Adjusted OIBDA (1)	$690,304	$641,773

(1)          Adjusted OIBDA is defined as Operating income excluding the effects of: Depreciation, amortization and accretion (OIBDA); the net gain or loss on asset disposals and exchanges (if any); and the loss on impairment of assets (if any). This measure also may be commonly referred to by management as operating cash flow. This measure should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows.  Adjusted OIBDA excludes the net gain or loss on asset disposals and exchanges and loss on impairment of assets (if any) in order to show operating results on a more comparable basis from period to period.  U.S. Cellular does not intend to imply that any of such amounts that are excluded are non-recurring, infrequent or unusual and, accordingly, they may be incurred in the future.

Cash flows from operating activities in 2011 were $777.6 million, an increase of $193.6 million from 2010.  Significant changes included the following:

•                  Adjusted OIBDA, as shown in the table above, increased by $48.5 million primarily due to an increase in operating income.  See discussion in the “Results of Operations” for factors that affected operating income.

•                  Income tax refunds, net of $53.8 million were recorded in 2011 compared to income tax payments, net of $68.4 million in 2010.  Tax refunds of $34.8 million and $21.0 million were received in March and September 2011, respectively, related to the 2010 tax year.  Subject to changes in projected operating results, U.S. Cellular expects to incur a federal net operating loss during 2011 attributed to 100% bonus depreciation applicable to qualified capital expenditures.   U.S. Cellular’s future federal income tax liabilities associated with the current benefits being realized from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet.  In the 2012 tax year, U.S. Cellular is permitted to take 50% bonus depreciation on qualified capital expenditures which is expected to reduce federal income tax payments in 2012.  Beginning in 2013, U.S. Cellular expects federal income tax payments to substantially increase and remain at a higher level for several years as the amount of U.S. Cellular’s federal tax depreciation deduction substantially decreases as a result of having accelerated depreciation into prior years.  This expectation assumes that federal bonus depreciation provisions are not enacted in future periods that would apply to tax years beyond 2012.  To the extent further federal bonus depreciation provisions are enacted, this expectation will change.

•                  Changes in Inventory required $36.3 million in 2011 and provided $32.7 million in 2010, resulting in an $69.0 million decrease in cash flows.  This change was primarily due to higher inventory levels and a change in inventory mix resulting in a higher cost per unit.

•                  Changes in Accounts payable provided $80.2 million in 2011 and required $59.2 million in 2010, causing a year-over-year increase in cash flows of $139.4 million.  Changes in Accounts payable were primarily driven by payment timing differences related to network equipment and device purchases.

•                  Changes in Customer deposits and deferred revenues provided $30.7 million and $2.0 million in 2011 and 2010, respectively, resulting in a year-over-year increase in cash flows of $28.7 million.  This change was primarily driven by deferred revenues related to the loyalty reward program.

•                  Changes in other assets and liabilities required $65.0 million and $22.9 million in 2011 and 2010, respectively, causing a year-over-year net decrease in cash flows of $42.0 million.  The change was partially driven by decreases in amounts due to agents.

Cash Flows from Investing Activities

U.S. Cellular makes substantial investments to construct and upgrade modern high quality wireless communications networks, facilities and support systems as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue-enhancing and cost-reducing upgrades of U.S. Cellular’s networks. Cash flows from investing activities also include expenditures for the acquisition of wireless properties or licenses and investments of surplus cash balances.

The primary purpose of U.S. Cellular’s construction and expansion expenditures is to provide for data usage growth, to upgrade service and to take advantage of service-enhancing and cost-reducing technological developments.

Cash used for Property, plant and equipment and system development expenditures totaled $506.1 million in 2011 and $379.7 million in 2010.  These expenditures were made to construct new cell sites, increase capacity in existing cell sites and switches, develop new and enhance existing office systems, and construct new and remodel existing retail stores.

Cash payments for acquisitions in 2011 and 2010 were as follows:

Cash Payment for Acquisitions (1)	2011	2010
(Dollars in thousands)
Licenses	$4,406	$10,501
Additional interest in operating market	19,367	—
Total	$23,773	$10,501

(1)   Cash amounts paid for the acquisitions may differ from the purchase price due to cash acquired in the transactions and the timing of cash payments related to the respective transactions.

U.S. Cellular invested $50.0 million and $190.3 million in 2011 and 2010, respectively, in U.S. treasuries and corporate notes with maturities of greater than three months from the acquisition date. U.S. Cellular realized proceeds of $85.3 million and $25.3 million in 2011 and 2010 related to the maturities of its investments in U.S. treasuries and corporate notes.  Accordingly, the net impact of this activity was to increase Cash flows from investing activities by $200.3 million on a year —over-year basis.

Cash Flows from Financing Activities

In May 2011, U.S. Cellular issued $342 million of 6.95% senior notes due 2060, and paid related debt issuance costs of $11.0 million.  The net proceeds from the 6.95% senior notes were used primarily to redeem $330 million of U.S. Cellular’s 7.5% senior notes in June 2011.  The redemption price of the 7.5% senior notes was equal to 100% of the principal amount plus accrued and unpaid interest thereon to the redemption date.

In 2011 and 2010, U.S. Cellular repurchased Common Shares at an aggregate cost of $62.3 million and $40.5 million, respectively.  See Note 12 — Common Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

Cash Classified as Held for Sale

On May 9, 2011, U.S. Cellular purchased the remaining ownership interest in a wireless business in which it previously held a noncontrolling interest.  The assets and liabilities of this business, including $11.2 million in cash, have been classified as “Cash classified as held for sale”.

Free Cash Flow

The following table presents Free cash flow.  U.S. Cellular believes that Free cash flow as reported by U.S. Cellular may be useful to investors and other users of its financial information in evaluating the amount of cash generated by business operations, after capital expenditures.

Nine Months Ended September 30,	2011	2010
(Dollars in thousands)
Cash flows from operating activities	$777,624	$584,013
Capital expenditures	(506,082)	(379,692)
Free cash flow (1)	$271,542	$204,321

(1)   Free cash flow is defined as Cash flows from operating activities less Capital expenditures. Free cash flow is a non-GAAP financial measure.

See Cash Flows from Operating Activities and Cash Flows from Investing Activities for details on the changes to the components of Free cash flow.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, U.S. Cellular had Cash and cash equivalents, Short-term investments and Long-term investments totaling $661.0 million, as described in more detail below.

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

Cash and Cash Equivalents

At September 30, 2011, U.S. Cellular had $505.0 million in Cash and cash equivalents, which included cash and short-term, highly liquid investments with original maturities of three months or less. The primary objective of U.S. Cellular’s Cash and cash equivalents investment activities is to preserve principal.  At September 30, 2011, U.S. Cellular’s Cash and cash equivalents were held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury securities with original maturities of less than three months or in repurchase agreements fully collateralized by such obligations.  U.S. Cellular monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Short-term and Long-term Investments

At September 30, 2011, U.S. Cellular had $110.8 million in Short-term investments and $45.3 million in Long-term investments. Short-term and Long-term investments consist of certificates of deposit (short-term only), U.S. treasuries and corporate notes, all of which are designated as held-to-maturity investments and are recorded at amortized cost in the Consolidated Balance Sheet.  The corporate notes are guaranteed by the Federal Deposit Insurance Corporation.  For these investments, U.S. Cellular’s objective is to earn a higher rate of return on cash balances that are not anticipated to be required to meet liquidity needs in the near term, while maintaining a low level of investment risk.  See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional details on Short-term and Long-term investments.

Revolving Credit Facility

U.S. Cellular has a $300 million revolving credit facility available for general corporate purposes.  Amounts under U.S. Cellular’s revolving credit facility may be borrowed, repaid and reborrowed from time to time until maturity in December 2015.  At September 30, 2011, there were no outstanding borrowings and $0.2 million of outstanding letters of credit, leaving $299.8 million available for use.  In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated December 17, 2010 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At September 30, 2011, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

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

U.S. Cellular’s credit ratings from the nationally recognized credit rating agencies were investment grade as of September 30, 2011.

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. The covenants also prescribe certain terms associated with intercompany loans from TDS or TDS subsidiaries to U.S. Cellular or U.S. Cellular subsidiaries.  There were no intercompany loans at September 30, 2011 or 2010.  U.S. Cellular believes it was in compliance as of September 30, 2011 with all of the covenants and requirements set forth in its revolving credit facility.

Long-Term Financing

During the nine months ended September 30, 2011, U.S. Cellular issued $342 million of 6.95% senior notes and redeemed $330 million of 7.5% senior notes, the entire outstanding amount of such notes.  This redemption occurred on June 20, 2011.  See Note 9 — Debt in the Notes to Consolidated Financial Statements for additional details on these transactions.

U.S. Cellular had the following public debt outstanding as of September 30, 2011:

•                  $544,000,000 aggregate principal amount of 6.7% senior notes due December 15, 2033. U.S. Cellular may redeem such notes, in whole or in part, at any time prior to maturity at a redemption price equal to the greater of (a) 100% of the principal amount of such notes plus accrued and unpaid interest, or (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 30 basis points.

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

U.S. Cellular’s long-term debt indenture does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.  U.S. Cellular believes it was in compliance as of September 30, 2011 with all covenants and other requirements set forth in its long-term debt indenture.  U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indenture.

The long-term debt principal payments due for the remainder of 2011 and the next four years represent less than 1% of the total long-term debt obligation at September 30, 2011.  Refer to Market Risk — Long-Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2010 and Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s Long-term debt.

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

U.S. Cellular filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) on September 14, 2011 that it can use to issue senior debt securities that can be used for general corporate purposes, including financing the redemption of any of the above existing debt.  Under its shelf registration statement, U.S. Cellular is permitted, at any time and from time to time, to sell senior debt securities in one or more offerings up to an aggregate principal amount of $500 million.  U.S. Cellular’s registration statement became effective on September 21, 2011.  Its ability to complete an offering pursuant to such shelf registration statement will be dependent on market conditions and other factors at the time.

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

In May 2011, U.S. Cellular paid $24.6 million to purchase the remaining ownership interest in a wireless business in which it previously held a 49% noncontrolling interest.  U.S. Cellular is actively trying to sell this business and, as a result, $60.8 million of assets and $0.9 million of liabilities have been classified in the Consolidated Balance Sheet as “held for sale”.

In September 2011, U.S. Cellular completed a license exchange whereby U.S. Cellular received eighteen 700 MHz spectrum licenses covering seven states in exchange for two PCS spectrum licenses covering portions of Illinois and Indiana.  The exchange of licenses will provide U.S. Cellular with additional spectrum to meet anticipated future capacity and coverage requirements in several of its key markets.  No cash, customers, network assets or other assets or liabilities were included in the exchange.  The Indiana PCS spectrum included in the exchange was originally awarded to Carroll Wireless in FCC Auction 58 and was purchased by U.S. Cellular prior to the exchange.  Carroll Wireless is a variable interest entity which U.S. Cellular consolidates; see Note 11 — Variable Interest Entities (VIEs) in the Notes to Consolidated Financial Statements for additional information.

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

Variable Interest Entities

U.S. Cellular consolidates certain entities because they are “variable interest entities” under accounting principles generally accepted in the United States of America (“GAAP”). See Note 11 — Variable Interest Entities (VIEs) in the Notes to Consolidated Financial Statements for the details of these variable interest entities. U.S. Cellular may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

Common Share Repurchase Program

U.S. Cellular has repurchased and expects to continue to repurchase its Common Shares subject to its repurchase program. For additional information related to the current repurchase authorization and repurchases made during 2011 and 2010, see Note 12 — Common Share Repurchases in the Notes to Consolidated Financial Statements and Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There was no material change between December 31, 2010 and September 30, 2011 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2010 other than the commitments described below.

U.S. Cellular issued 6.95% senior notes and redeemed its 7.5% senior notes as discussed in the Long-Term Financing section above.

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  Pursuant to an updated Statement of Work dated July 6, 2011, the implementation of B/OSS is expected to take until 2013 to complete and payments to Amdocs are estimated to be approximately $122 million (subject to certain potential adjustments).  The $122 million will be paid in installments through the second half of 2013.  As of September 30, 2011, $22.8 million had been paid to Amdocs.

Off-Balance Sheet Arrangements

U.S. Cellular had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with GAAP.  U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in U.S. Cellular’s Form 10-K for the year ended December 31, 2010.  There were no material changes to U.S. Cellular’s application of critical accounting policies and estimates during the nine months ended September 30, 2011.

Goodwill and Licenses

During the third quarter of 2011, the deterioration of macroeconomic conditions and financial markets coupled with a sustained decrease in U.S. Cellular’s share price resulted in a triggering event, as defined by GAAP, requiring an interim impairment test of goodwill and licenses as of September 30, 2011.  Based on this test, U.S. Cellular concluded that there was no impairment of goodwill or licenses.

The following discussion compares the impairment tests performed as of September 30, 2011 and November 1, 2010.

Goodwill

U.S. Cellular tests goodwill for impairment at the level of reporting referred to as a “reporting unit.”  For purposes of impairment testing of goodwill in 2011, U.S. Cellular identified five reporting units based on geographic service areas.  There were no changes to U.S. Cellular’s reporting units, the allocation of goodwill to those reporting units, or to U.S. Cellular’s overall goodwill impairment testing methodology between its two most recent impairment testing dates, September 30, 2011 and November 1, 2010.

A discounted cash flow approach was used to value each reporting unit, using value drivers and risks specific to the current industry and economic markets.  The cash flow estimates incorporated assumptions that market participants would use in their estimates of fair value and may not be indicative of U.S. Cellular specific assumptions.  The most significant assumptions made in this process were the revenue growth rate, discount rate, and projected capital expenditures.  These assumptions were as follows as of the two most recent impairment testing dates:

Key assumptions	September 30, 2011	November 1, 2010
Weighted-average expected revenue growth rate (next four years)	3.32%	2.18%
Weighted-average long-term and terminal revenue growth rate (after year four)	2.00%	2.00%
Discount rate	10.5%	10.5%
Average annual capital expenditures (millions)	$603	$540

The increase in the weighted-average expected revenue growth rate for the next four years was due to improved forecasts for market participants.

The carrying value of each U.S. Cellular reporting unit as of September 30, 2011 was as follows:

Reporting unit	Carrying value
(Dollars in millions)
Central Region	$742
Mid-Atlantic Region	772
New England Region	246
New York Region	150
Northwest Region	320
Total	$2,230

As of September 30, 2011, the fair values of the reporting units exceeded their respective carrying values by amounts ranging from 34% to 108% of the respective carrying values. Therefore, no impairment of goodwill existed.  Given that the fair values of the respective reporting units exceed their respective carrying values, provided all other assumptions remained the same, the discount rate would have to increase to a range of 13.1% to 16.1% to yield estimated fair values of reporting units that equal their respective carrying values at September 30, 2011.  Further, assuming all other assumptions remained the same, the terminal growth rate assumptions would need to decrease to negative amounts, ranging from negative 30.1% to negative 5.4%, to yield estimates of fair value equal to the carrying values of the respective reporting units at September 30, 2011.

Licenses

U.S. Cellular tests licenses for impairment at the level of reporting referred to as a “unit of accounting.” For purposes of its impairment testing of licenses as of September 30, 2011, U.S. Cellular separated its Federal Communications Commission (“FCC”) licenses into twelve units of accounting based on geographic service areas. Seven of these twelve units of accounting represented geographic groupings of licenses which, because they were not being utilized and, therefore, were not expected to generate cash flows from operating activities in the foreseeable future, were considered separate units of accounting for purposes of impairment testing.  As of November 1, 2010, U.S. Cellular separated its FCC licenses into eighteen units of accounting based on geographic service areas. Thirteen of these eighteen units of accounting represented geographic groupings of licenses which, because they were not being utilized and, therefore, were not expected to generate cash flows from operating activities in the foreseeable future, were considered separate units of accounting for purposes of impairment testing. The change in units of accounting between September 30, 2011 and November 1, 2010 reflects additional network build-out.

Developed operating market licenses (“built licenses”)

U.S. Cellular applies the build-out method to estimate the fair values of built licenses.  The most significant assumptions applied for purposes of the September 30, 2011 and November 1, 2010 licenses impairment assessments were as follows:

	September 30,	November, 1
Key assumptions	2011	2010

Build-out period	7 years	7 years
Discount rate	9.0%	9.0%
Long-term EBITDA margin	32.4%	32.1%
Long-term capital expenditure requirement (as a % of service revenue)	13.0%	12.0%
Long-term service revenue growth rate	2.0%	2.0%
Customer penetration rates	11-16%	12-17%

The discount rate used in the valuation of licenses is less than the discount rate used in the valuation of reporting units for purposes of goodwill impairment testing. That is because the discount rate used for licenses does not include a company-specific risk premium as a wireless license would not be subject to such risk.

The discount rate is the most significant assumption used in the build-out method.  The discount rate is estimated based on the overall risk-free interest rate adjusted for industry participant information, such as a typical capital structure (i.e., debt-equity ratio), the after-tax cost of debt and the cost of equity.  The cost of equity takes into consideration the average risk specific to individual market participants.

The results of the licenses impairment test at September 30, 2011 did not result in the recognition of a loss on impairment. Given that the fair values of the licenses exceed their respective carrying values, the discount rate would have to increase to a range of 9.1% to 9.9% to yield estimated fair values of licenses in the respective units of accounting that equal their respective carrying values at September 30, 2011.

Non-operating market licenses (“unbuilt licenses”)

For purposes of performing impairment testing of unbuilt licenses, U.S. Cellular prepares estimates of fair value by reference to prices paid in recent auctions and market transactions where available. If such information is not available, the fair value of the unbuilt licenses is assumed to have changed by the same percentage, and in the same direction, that the fair value of built licenses measured using the build-out method changed during the period. There was no impairment loss recognized related to unbuilt licenses as a result of the September 30, 2011 licenses impairment test.

Carrying Value of Licenses

The carrying value of licenses at September 30, 2011 was as follows:

Unit of accounting (1)	Carrying value
(Dollars in millions)
Developed Operating markets (5 units of accounting)
Central Region	$876
Mid-Atlantic Region	224
New England Region	100
Northwest Region	67
New York Region	—

Non-operating markets (7 units of accounting)
North Northwest (2 states)	3
South Northwest (2 states)	2
North Central (5 states)	49
South Central (5 states)	15
East Central (5 states)	44
Mid-Atlantic (8 states)	47
Mississippi Valley (13 states)	44

Total	$1,471

(1)          U.S. Cellular participated in spectrum auctions indirectly through its interests in Aquinas Wireless L.P. (“Aquinas Wireless”), King Street Wireless L.P. (“King Street Wireless”), Barat Wireless L.P. (“Barat Wireless”) and Carroll L.P. (“Carroll Wireless”), collectively, the “limited partnerships.”  Each limited partnership participated in and was awarded spectrum licenses in one of four separate spectrum auctions (FCC Auctions 78, 73, 66 and 58). All of the units of accounting above, except the New York Region, include licenses awarded to the limited partnerships.

Licenses with an aggregate carrying value of $945.1 million were in units of accounting where the fair value exceeded the carrying value by amounts less than 10% of the carrying value.  Any further declines in the fair value of such licenses in future periods could result in the recognition of impairment losses on such licenses and any such impairment losses would have a negative impact on future results of operations.  The impairment losses on licenses are not expected to have a future impact on liquidity.  U.S. Cellular is unable to predict the amount, if any, of future impairment losses attributable to licenses.  Further, historical operating results, particularly amounts related to impairment losses, are not indicative of future operating results.

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

•                  U.S. Cellular currently receives a significant amount of roaming revenues.  Further consolidation within the wireless industry and/or continued network build-outs by other wireless carriers could cause roaming revenues to decline from current levels, which would have an adverse effect on U.S. Cellular’s business, financial condition and results of operations.

•                  A failure by U.S. Cellular to obtain access to adequate radio spectrum to meet current or anticipated future needs and/or to accurately predict future needs for radio spectrum could have an adverse effect on U.S. Cellular’s business and operations.

•                  To the extent conducted by the Federal Communications Commission (“FCC”), U.S. Cellular is likely to participate in FCC auctions of additional spectrum in the future as an applicant or as a noncontrolling partner in another auction applicant and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on U.S. Cellular.

•                  Changes in the regulatory environment or a failure by U.S. Cellular to timely or fully comply with any applicable regulatory requirements could adversely affect U.S. Cellular’s financial condition, results of operations or ability to do business.

•                  Changes in Universal Service Fund (“USF”) funding and/or intercarrier compensation could have a material adverse impact on U.S. Cellular’s financial condition or results of operations.

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

•                  Identification of errors in financial information or disclosures could require amendments to or restatements of financial information or disclosures included in this or prior filings with the Securities and Exchange Commission (“SEC”). Such amendments or restatements and related matters, including resulting delays in filing periodic reports with the SEC, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Long-Term Debt

Refer to the disclosure under Market Risk — Long-Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2010 for additional information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s Long-term debt.  There have been no material changes to such information since December 31, 2010 except as it relates to the issuance of $342 million of 6.95% senior notes in May 2011 and redemption of the entire outstanding balance of $330 million of the 7.5% senior notes on June 20, 2011.  Such transactions changed the weighted average interest rate on long-term debt obligations to 6.8% at September 30, 2011 from 7.0% at December 31, 2010.  See Note 9 — Debt in the Notes to Consolidated Financial Statements for details of these transactions.

See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair market value of U.S. Cellular’s Long-term debt as of September 30, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

U.S. Cellular maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to U.S. Cellular’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s Chief Executive Officer and Chief Financial Officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of September 30, 2011, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

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

			(c)	(d)
Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2011	—	$—	—	1,298,522
August 1 – 31, 2011	—	—	—	1,298,522
September 1 – 30, 2011	—	—	—	1,298,522
Total for or as of the end of the quarter ended September 30, 2011	—	$—	—	1,298,522

The following is additional information with respect to the foregoing authorization:

i.	The date the program was announced was November 20, 2009 by Form 8-K.

ii.	The amount approved was up to 1,300,000 U.S. Cellular Common shares on an annual basis in 2009 and continuing each year thereafter on a cumulative basis.

iii.	There is no expiration date for the program.

iv.	The authorization did not expire during the third quarter of 2011.

v.	U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the third quarter of 2011.

Item 5. Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular did not borrow or repay any amounts under its revolving credit facility in the third quarter of 2011. U.S. Cellular had no borrowings outstanding under its revolving credit facility as of September 30, 2011.

A description of U.S. Cellular’s revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 17, 2010 and is incorporated by reference herein.

Item 6. Exhibits.

Exhibit 4.1 — Form of Sixth Supplemental Indenture dated as of May 9, 2011 between U.S. Cellular and The Bank of New York Mellon Trust Company, N.A., establishing U.S. Cellular’s 6.95% Senior Notes due 2060, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated May 9, 2011.

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

Exhibit 11 — Statement regarding computation of per share earnings is included herein as Note 5 — Earnings Per Share in the Notes to Consolidated Financial Statements.

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

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	November 9, 2011	/s/ Mary N. Dillon
Mary N. Dillon
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2011	/s/ Steven T. Campbell
Steven T. Campbell
Executive Vice President-Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 9, 2011	/s/ Douglas D. Shuma
Douglas D. Shuma
Chief Accounting Officer
(Principal Accounting Officer)

Date:	November 9, 2011	/s/ Ljubica A. Petrich
Ljubica A. Petrich
Vice President and Controller

Signature page for the U.S. Cellular 2011 Third Quarter Form 10-Q