Form 10-Q
period 2012-03-31
UNITED STATES CELLULAR CORP
filed 2012-05-04
CIK 821130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

8410 West Bryn Mawr, Chicago, Illinois 60631
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2012
Common Shares, $1 par value	51,568,235 Shares
Series A Common Shares, $1 par value	33,005,877 Shares

Part I. Financial Information
Item 1. Financial Statements

United States Cellular Corporation

Consolidated Statement of Operations (Unaudited)

	Three Months Ended March 31,

(Dollars and shares in thousands, except per share amounts)	2012	2011

Operating revenues
Service	$1,023,820	$985,113
Equipment sales	68,301	71,979
Total operating revenues	1,092,121	1,057,092

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	233,164	217,603
Cost of equipment sold	187,036	194,360
Selling, general and administrative (including charges from affiliates of $26.0 million and $26.2 million, respectively)	442,244	442,004
Depreciation, amortization and accretion	146,685	143,340
(Gain) loss on asset disposals, net	(2,210)	1,037
Total operating expenses	1,006,919	998,344

Operating income	85,202	58,748

Investment and other income (expense)
Equity in earnings of unconsolidated entities	21,614	20,891
Interest and dividend income	1,043	849
Interest expense	(13,411)	(15,186)
Other, net	202	(125)
Total investment and other income (expense)	9,448	6,429

Income before income taxes	94,650	65,177
Income tax expense	25,638	24,747

Net income	69,012	40,430
Less: Net income attributable to noncontrolling interests, net of tax	(6,520)	(5,269)
Net income attributable to U.S. Cellular shareholders	$62,492	$35,161

Basic weighted average shares outstanding	84,570	85,484
Basic earnings per share attributable to U.S. Cellular shareholders	$0.74	$0.41

Diluted weighted average shares outstanding	85,133	86,101
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.73	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31,

(Dollars in thousands)	2012	2011

Cash flows from operating activities
Net income	$69,012	$40,430
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	146,685	143,340
Bad debts expense	13,850	13,507
Stock-based compensation expense	5,391	5,792
Deferred income taxes, net	6,283	44,413
Equity in earnings of unconsolidated entities	(21,614)	(20,891)
Distributions from unconsolidated entities	2,822	8,323
(Gain) loss on asset disposals, net	(2,210)	1,037
Noncash interest expense	451	463
Other operating activities	449	601
Changes in assets and liabilities from operations
Accounts receivable	36,621	4,950
Inventory	(4,410)	3,461
Accounts payable - trade	(17,689)	53,713
Accounts payable - affiliate	2,989	(2,041)
Customer deposits and deferred revenues	9,512	10,245
Accrued taxes	79,765	11,829
Accrued interest	9,167	9,205
Other assets and liabilities	(80,107)	(70,669)
	256,967	257,708

Cash flows from investing activities
Cash used for additions to property, plant and equipment	(209,160)	(121,041)
Cash paid for acquisitions and licenses	(11,096)	—
Cash received from divestitures	49,786	—
Cash paid for investments	(10,000)	—
Cash received for investments	10,000	35,000
Other investing activities	296	2,200
	(170,174)	(83,841)

Cash flows from financing activities
Common shares reissued for benefit plans, net of tax payments	357	1,305
Common shares repurchased	—	(17,357)
Distributions to noncontrolling interests	(218)	(186)
Other financing activities	(9)	17
	130	(16,221)

Net increase in cash and cash equivalents	86,923	157,646

Cash and cash equivalents
Beginning of period	424,155	276,915
End of period	$511,078	$434,561

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Assets (Unaudited)

	March 31, 2012	December 31, 2011
(Dollars in thousands)

Current assets
Cash and cash equivalents	$511,078	$424,155
Short-term investments	116,368	127,039
Accounts receivable
Customers and agents, less allowances of $20,611 and $21,337, respectively	298,460	341,439
Roaming	34,816	36,557
Affiliated	9	621
Other, less allowances of $2,131 and $2,200, respectively	64,282	63,204
Inventory	131,510	127,056
Income taxes receivable	70	74,791
Prepaid expenses	57,655	55,980
Net deferred income tax asset	31,905	31,905
Other current assets	11,149	10,096
	1,257,302	1,292,843

Assets held for sale	—	49,647

Investments
Licenses	1,481,865	1,470,769
Goodwill	494,737	494,737
Customer lists, net of accumulated amortization of $96,689 and $96,597, respectively	223	314
Investments in unconsolidated entities	154,431	138,096
Notes and interest receivable — long-term	81	1,921
Long-term investments	40,276	30,057
	2,171,613	2,135,894
Property, plant and equipment
In service and under construction	7,126,220	7,008,449
Less: Accumulated depreciation	4,278,794	4,218,147
	2,847,426	2,790,302

Other assets and deferred charges	65,094	59,290

Total assets	$6,341,435	$6,327,976

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Liabilities and Equity (Unaudited)

	March 31, 2012	December 31, 2011
(Dollars and shares in thousands)

Current liabilities
Current portion of long-term debt	$127	$127
Accounts payable
Affiliated	15,172	12,183
Trade	280,433	303,779
Customer deposits and deferred revenues	190,866	181,355
Accrued taxes	38,999	34,095
Accrued compensation	33,374	69,551
Other current liabilities	87,322	121,190
	646,293	722,280

Liabilities held for sale	—	1,051

Deferred liabilities and credits
Net deferred income tax liability	812,929	799,190
Other deferred liabilities and credits	250,177	248,213

Long-term debt	880,486	880,320

Commitments and contingencies	—	—

Noncontrolling interests with redemption features	1,064	1,005

Equity
U.S. Cellular shareholders' equity
Series A Common and Common Shares
Authorized 190,000 shares (50,000 Series A Common and 140,000 Common Shares)
Issued 88,074 shares (33,006 Series A Common and 55,068 Common Shares)
Outstanding 84,574 shares (33,006 Series A Common and 51,568 Common Shares) and 84,557 shares (33,006 Series
A Common and 51,551 Common Shares), respectively
Par Value ($1 per share) ($33,006 Series A Common and $55,068 Common Shares)	88,074	88,074
Additional paid-in capital	1,392,845	1,387,341
Treasury shares, at cost, 3,500 and 3,517 Common Shares, respectively	(152,220)	(152,817)
Retained earnings	2,359,589	2,297,363
Total U.S. Cellular shareholders' equity	3,688,288	3,619,961

Noncontrolling interests	62,198	55,956

Total equity	3,750,486	3,675,917

Total liabilities and equity	$6,341,435	$6,327,976

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity (Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total U.S. Cellular Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	$88,074	$1,387,341	$(152,817)	$2,297,363	$3,619,961	$55,956	$3,675,917
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	—	—	—	62,492	62,492	—	62,492
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	6,460	6,460
Incentive and compensation plans	—	189	597	(266)	520	—	520
Stock-based compensation awards	—	5,344	—	—	5,344	—	5,344
Tax windfall (shortfall) from stock awards	—	(29)	—	—	(29)	—	(29)
Distributions to noncontrolling interests	—	—	—	—	—	(218)	(218)
Balance, March 31, 2012	$88,074	$1,392,845	$(152,220)	$2,359,589	$3,688,288	$62,198	$3,750,486

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity (Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total U.S. Cellular Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	$88,074	$1,368,487	$(105,616)	$2,135,507	$3,486,452	$53,518	$3,539,970
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	—	—	—	35,161	35,161	—	35,161
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	5,230	5,230
Repurchase of Common Shares	—	—	(17,357)	—	(17,357)	—	(17,357)
Incentive and compensation plans	—	32	2,498	(1,193)	1,337	—	1,337
Stock-based compensation awards	—	5,792	—	—	5,792	—	5,792
Tax windfall (shortfall) from stock awards	—	12	—	—	12	—	12
Distributions to noncontrolling interests	—	—	—	—	—	(186)	(186)
Balance, March 31, 2011	$88,074	$1,374,323	$(120,475)	$2,169,475	$3,511,397	$58,562	$3,569,959

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

The consolidated financial statements included herein have been prepared by U.S. Cellular, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, U.S. Cellular believes that the disclosures included herein are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in U.S. Cellular’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2011.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary for a fair statement of the financial position as of March 31, 2012 and December 31, 2011, and the results of operations, cash flows and changes in equity for the three months ended March 31, 2012 and 2011.  The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three months ended March 31, 2012 and 2011 equaled net income.  The results of operations, cash flows and changes in equity for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

As of March 31, 2012, there are no recent accounting pronouncements that are expected to have a material impact on U.S. Cellular’s financial position or results of operations.

Agent Liabilities

U.S. Cellular has relationships with agents, which are independent businesses that obtain customers for U.S. Cellular.  At March 31, 2012 and December 31, 2011, U.S. Cellular had accrued $43.8 million and $75.3 million, respectively, for amounts due to agents, including rebates and commissions.  These amounts are included in Other current liabilities in the Consolidated Balance Sheet.

Amounts Collected from Customers and Remitted to Governmental Authorities

If a tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority, then amounts collected from customers and remitted to governmental authorities are recorded on a net basis within a tax liability account in the Consolidated Balance Sheet.   If the tax is assessed upon U.S. Cellular, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $35.3 million for the three months ended March 31, 2012 and $31.4 million for the three months ended March 31, 2011.

2.   Revision of Prior Period Amounts

In preparing its Consolidated Statement of Cash Flows for the year ended December 31, 2011, U.S. Cellular discovered certain errors related to the classification of outstanding checks with the right of offset and the classification of Accounts payable-trade for Additions to property, plant and equipment. These errors resulted in the misstatement of Cash and cash equivalents and Accounts payable-trade as of December 31, 2010 and each quarterly period in 2011, and the misstatement of Cash flows from operating activities and Cash flows from investing activities for the years ended December 31, 2010 and 2009 and each of the quarterly periods in 2011 and 2010. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), U.S. Cellular evaluated these errors and determined that they were immaterial to each of the reporting periods affected and, therefore, amendment of previously filed reports was not required. However, in order to provide consistency in the Consolidated Statement of Cash Flows and as permitted by SAB 108, revisions for these immaterial amounts to previously reported amounts were reflected in the financial information as of and for the periods ended December 31, 2011, are reflected in the financial information herein and will be reflected in future filings containing such financial information.

In preparing its financial statements for the nine months ended September 30, 2011, U.S. Cellular discovered certain errors related to accounting for asset retirement obligations and asset retirement costs. These errors resulted in the overstatement of Total operating expenses, Property, plant and equipment, net and Other deferred liabilities and credits in the first and second quarter 2011 interim financial statements and in the 2010, 2009 and 2008 annual periods reported in the Company’s December 31, 2010 financial statements.   The December 31, 2007 Retained earnings balance presented in the December 31, 2010 annual financial statements also was overstated as a result of these errors. In accordance with SAB 99 and SAB 108, U.S. Cellular evaluated these errors and determined that they were immaterial to each of the reporting periods affected and, therefore, amendments of previously filed reports were not required. However, if the adjustments to correct the cumulative errors had been recorded in the third quarter 2011, U.S. Cellular believes that the impact would have been significant to the third quarter results and would have impacted comparisons to prior periods. As permitted by SAB 108, revisions for these immaterial amounts to previously reported annual and quarterly results were reflected in the financial information as of and for the periods ended September 30, 2011 and December 31, 2011, are reflected in the financial information herein and will be reflected in future filings containing such financial information.

In accordance with SAB 108, the combined effects of the foregoing revisions to the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows were as follows:

Consolidated Statement of Operations -- Three Months Ended March 31, 2011

	As previously reported (1)
(Dollars in thousands)		Adjustment	Revised

Depreciation, amortization and accretion	$145,045	$(1,705)	$143,340
Total operating expenses	1,000,049	(1,705)	998,344
Operating income	57,043	1,705	58,748
Income before income taxes	63,472	1,705	65,177
Income tax expense	24,092	655	24,747
Net income	39,380	1,050	40,430
Net income attributable to U.S. Cellular shareholders	34,111	1,050	35,161
Basic earnings per share attributable to U.S. Cellular shareholders	0.40	0.01	0.41
Diluted earnings per share attributable to U.S. Cellular shareholders	0.40	0.01	0.41

Consolidated Statement of Cash Flows -- Three Months Ended March 31, 2011

	As previously reported (1)
(Dollars in thousands)		Adjustment	Revised

Net income	$39,380	$1,050	$40,430
Depreciation, amortization and accretion	145,045	(1,705)	143,340
Change in Accounts payable-trade	(2,244)	55,957	53,713
Change in Accrued taxes	11,174	655	11,829
Change in Other assets and liabilities	(70,598)	(71)	(70,669)
Cash flows from operating activities	201,822	55,886	257,708
Cash used for additions to property, plant and equipment	(95,933)	(25,108)	(121,041)
Cash flows from investing activities	(58,733)	(25,108)	(83,841)
Net increase (decrease) in cash and cash equivalents	126,868	30,778	157,646

(1)  In Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed on May 6, 2011.

3.   Fair Value Measurements

As of March 31, 2012 and December 31, 2011, U.S. Cellular did not have any financial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP. However, U.S. Cellular has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

Under the provisions of GAAP, fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price).  The provisions also established a fair value hierarchy that contains three levels for inputs used in fair value measurements.  Level 1 inputs include quoted market prices for identical assets or liabilities in active markets.  Level 2 inputs include quoted market prices for similar assets and liabilities in active markets or quoted market prices for identical assets and liabilities in inactive markets.  Level 3 inputs are unobservable.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  A financial instrument’s level within the fair value hierarchy is not representative of its expected performance or its overall risk profile and, therefore, Level 3 assets are not necessarily higher risk than Level 2 assets or Level 1 assets.

	Level within the Fair Value Hierarchy	March 31, 2012		December 31, 2011

		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	1	$511,078	$511,078	$424,155	$424,155
Short-term investments (1)(2)
Certificates of deposit	1	—	—	—	—
Government-backed securities (3)	1	116,368	116,368	127,039	127,039
Long-term investments (1)(4)
Government-backed securities (3)	1	40,276	40,324	30,057	30,140
Long-term debt (5)
6.95% Senior Notes	1	342,000	356,774	342,000	364,162
6.7% Senior Notes	2	534,225	526,535	534,111	534,860

        (1)  Designated as held-to-maturity investments and recorded at amortized cost in the Consolidated Balance Sheet.

        (2)  Maturities are less than twelve months from the respective balance sheet dates.

        (3)  Includes U.S. treasuries and corporate notes guaranteed under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.

        (4)  At March 31, 2012, maturities range between 15 and 24 months.

        (5)  Excludes capital lease obligations and current portion of Long-term debt.

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. The fair values of Long-term investments were estimated using quoted market prices for the individual issuances. The fair value of long-term debt, excluding capital lease obligations and the current portion of such long-term debt, was estimated using market prices for the 6.95% Senior Notes, which are publicly traded, and discounted cash flow analysis using an estimated yield to maturity of 6.99% for the 6.7% Senior Notes, which are not publicly traded.

As of March 31, 2012 and December 31, 2011, U.S. Cellular did not have nonfinancial assets or liabilities that required the application of fair value accounting for purposes of reporting such amounts in the Consolidated Balance Sheet.

4.   Income Taxes

U.S. Cellular is included in a consolidated federal income tax return and in certain state income tax returns with other members of the TDS consolidated group.  For financial statement purposes, U.S. Cellular and its subsidiaries compute their income tax expense as if they comprised a separate affiliated group and were not included in the TDS consolidated group.

U.S. Cellular’s overall effective tax rate on Income before income taxes for the three months ended March 31, 2012 and March 31, 2011 was 27.1% and 38.0%, respectively.  The effective tax rate for the three months ended March 31, 2012 was lower than the rate for the three months ended March 31, 2011 primarily as a result of tax benefits related to the expiration of the statute of limitations for certain tax years and the correction of deferred tax balances related to certain partnership investments.  The amount of the correction was $3.7 million and relates to the quarter ended December 31, 2011.  The benefits from these changes, along with other discrete items, decreased income tax expense for the three months ended March 31, 2012 by $9.1 million; absent these benefits, the effective tax rate for such period would have been higher by 9.6 percentage points.

U.S. Cellular incurred a federal net operating loss in 2011 largely attributable to 100% bonus depreciation applicable to qualified capital expenditures.  U.S. Cellular carried back this federal net operating loss to prior tax years, and received a $58.1 million refund in the first quarter of 2012 for carrybacks related to 2009 and 2010 tax years.  U.S. Cellular’s future federal income tax liabilities associated with the benefits realized from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet.  The bonus depreciation rate for federal income tax purposes is 50% for 2012 and will expire at the end of the year.  U.S. Cellular expects federal income tax payments to substantially increase beginning in 2013 and remain at a higher level for several years as the amount of U.S. Cellular’s federal tax depreciation deduction substantially decreases.

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

The amounts used in computing Earnings per Common and Series A Common Share and the effects of potentially dilutive securities on the weighted average number of Common and Series A Common Shares are as follows:

	Three Months Ended March 31,

	2012	2011
(Dollars and shares in thousands, except per share amounts)
Net income attributable to U.S. Cellular shareholders	$62,492	$35,161

Weighted average number of shares used in basic earnings per share	84,570	85,484
Effects of dilutive securities:
Stock options	135	177
Restricted stock units	428	440
Weighted average number of shares used in diluted earnings per share	85,133	86,101

Basic earnings per share attributable to U.S. Cellular shareholders	$0.74	$0.41

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.73	$0.41

Certain Common Shares issuable upon the exercise of stock options or vesting of restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings per share because their effects were antidilutive. The number of such Common Shares excluded is shown in the table below.

	Three Months Ended March 31,

	2012	2011
(Shares in thousands)
Stock options	1,444	1,055

Restricted stock units	—	1

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

In March 2012, U.S. Cellular sold the majority of the assets and liabilities of a wireless market for $49.8 million in cash, net of preliminary working capital adjustments.  In connection with the sale, a $4.2 million gain was recorded in (Gain) loss on asset disposals, net in the Consolidated Statement of Operations.  At December 31, 2011, assets and liabilities of $49.6 million and $1.1 million, respectively, related to this wireless market were classified in the Consolidated Balance Sheet as “held for sale.”

Acquisitions, divestitures and exchanges did not have a material impact in U.S. Cellular’s consolidated financial statements for the periods presented, and pro forma results, assuming acquisitions, divestitures and exchanges had occurred at the beginning of each period presented, would not be materially different from the results reported.

7.   Intangible Assets

Changes in U.S. Cellular’s licenses for the three months ended March 31, 2012 and 2011 are presented below.  There were no significant changes to Goodwill or Customer lists during the periods presented.

Licenses
	March 31, 2012	March 31, 2011

(Dollars in thousands)
Balance, beginning of period	$1,470,769	$1,452,101
Acquisitions	11,096	300
Balance, end of period	$1,481,865	$1,452,401

8.   Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $21.6 million and $20.9 million in the three months ended March 31, 2012 and 2011, respectively; of those amounts, U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $17.1 million and $13.0 million in the three months ended March 31, 2012 and 2011, respectively. U.S. Cellular held a 5.5% ownership interest in the LA Partnership during these periods.

The following table, which is based on information provided in part by third parties, summarizes the combined results of operations of U.S. Cellular’s equity method investments:

	Three Months Ended March 31,

	2012	2011
(Dollars in thousands)
Revenues	$1,431,372	$1,324,459
Operating expenses	1,071,887	1,031,355
Operating income	359,485	293,104
Other income	916	1,427
Net income	$360,401	$294,531

9.   Commitments, Contingencies and Other Liabilities

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

U.S. Cellular has accrued $1.8 million and $1.7 million with respect to legal proceedings and unasserted claims as of March 31, 2012 and December 31, 2011, respectively. U.S. Cellular has not accrued any amount for legal proceedings if it cannot estimate the amount of the possible loss or range of loss. U.S. Cellular does not believe that the amount of any contingent loss in excess of the amounts accrued would be material.

10.  Variable Interest Entities (VIEs)

Consolidated VIEs

As of March 31, 2012, U.S. Cellular holds a variable interest in and consolidates the following VIEs under GAAP:

•       Aquinas Wireless L.P. (“Aquinas Wireless”);

•     King Street Wireless L.P. (“King Street Wireless”) and King Street Wireless, Inc., the general partner of King Street Wireless;

•     Barat Wireless L.P. (“Barat Wireless”) and Barat Wireless, Inc., the general partner of Barat Wireless; and

•     Carroll Wireless L.P. (“Carroll Wireless”) and Carroll PCS, Inc., the general partner of Carroll Wireless.

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

U.S. Cellular’s capital contributions and advances made to these VIEs totaled $6.8 million in the three months ended March 31, 2011.  There were no capital contributions or advances made to these VIEs in 2012.

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services.  U.S. Cellular participated in spectrum auctions indirectly through its interests in Aquinas Wireless, King Street Wireless, Barat Wireless and Carroll Wireless, collectively, the “limited partnerships.” Each limited partnership participated in and was awarded spectrum licenses in one of four separate spectrum auctions (FCC Auctions 78, 73, 66, and 58).  Each limited partnership qualified as a “designated entity” and thereby was eligible for bidding credits with respect to licenses purchased in accordance with the rules defined by the FCC for each auction. In most cases, the bidding credits resulted in a 25% discount from the gross winning bid.

The following table presents the classification of the consolidated VIEs’ assets and liabilities in U.S. Cellular’s Consolidated Balance Sheet.

	March 31, 2012	December 31, 2011

(Dollars in thousands)
Assets
Cash	$4,115	$12,086
Other current assets	173	47
Licenses	485,380	483,059
Property, plant and equipment	12,728	9,450
Other assets and deferred charges	70	153
Total assets	$502,466	$504,795

Liabilities
Current liabilities	$227	$957
Deferred liabilities and credits	1,566	—
Total liabilities	$1,793	$957

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

These VIEs are in the process of developing long-term business plans. These entities were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions. As such, these entities have risks similar to the business risks described in the “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2011.

U.S. Cellular began offering fourth generation Long-term Evolution (“4G LTE”) service in certain cities within its service areas during the first quarter of 2012 and has plans to expand the deployment of 4G LTE to cover over 50 percent of customers by the end of 2012.  U.S. Cellular currently provides 4G LTE service in conjunction with King Street Wireless.

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

Share repurchases made under this authorization were as follows:

	Three Months Ended March 31,

	2012	2011
(Dollars and shares in thousands, except cost per share)
Number of shares	—	357
Average cost per share	$—	$48.61
Total cost	$—	$17,357

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

The settlement value or estimate of cash that would be due and payable to settle these noncontrolling interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on March 31, 2012, net of estimated liquidation costs, is $186.2 million.  This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet.  The estimate of settlement value was based on certain factors and assumptions which are subjective in nature.  Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.  U.S. Cellular currently has no plans or intentions relating to the liquidation of any of the related partnerships or LLCs prior to their scheduled termination dates.  The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at March 31, 2012 was $59.4 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is primarily due to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs.  Neither the noncontrolling interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements.

13.  Supplemental Cash Flow Disclosures

Following are supplemental cash flow disclosures regarding transactions related to stock-based compensation awards:

	Three Months Ended March 31,

	2012	2011
(Dollars and shares in thousands)
Common Shares withheld (1)	—	14

Aggregate value of Common Shares withheld	$—	$675

Cash receipts upon exercise of stock options	$357	$1,396
Cash disbursements for payment of taxes (2)	—	(91)
Net cash receipts from exercise of stock options and vesting of other stock awards	$357	$1,305

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

14.  Subsequent Events

On April 17, 2012, U.S. Cellular entered into an agreement to acquire four 700 MHz licenses covering portions of Nebraska, Iowa, Missouri, Kansas and Oklahoma for $34.0 million.  The acquisition requires approval from the FCC and, if approved, is expected to close in the third quarter of 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

United States Cellular Corporation (“U.S. Cellular”) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 84%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”) as of March 31, 2012.

U.S. Cellular provides wireless telecommunications services to approximately 5.8 million customers in five geographic market areas in 26 states. As of March 31, 2012, U.S. Cellular’s average penetration rate in its consolidated operating markets was 12.4%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.

The following discussion and analysis should be read in conjunction with U.S. Cellular’s interim consolidated financial statements and notes included in Item 1 above, and with the description of U.S. Cellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2011.

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

Financial and operating highlights in the three months ended March 31, 2012 included the following:

•         Total customers were 5,837,000 at March 31, 2012, including 5,570,000 retail customers.

•         In late March 2012, U.S. Cellular, in conjunction with King Street Wireless L.P., began offering fourth generation Long-term Evolution (“4G LTE”) service; as of March 31, 2012, the 4G LTE network covered approximately 25 percent of U.S. Cellular’s customers. 4G LTE enhances the wireless experience by significantly increasing both the speed and data capacity available compared to 3G networks. See Note 10 – Variable Interest Entities (VIEs) in the Notes to the Consolidated Financial Statements for additional information about King Street Wireless.

•         Retail customer net losses were 34,000 in 2012 compared to net losses of 31,000 in 2011.  In the postpaid category, there was a net loss of 38,000 in 2012 compared to a net loss of 22,000 in 2011. Prepaid net additions were 4,000 in 2012 compared to net losses of 9,000 in 2011.

•         Postpaid customers comprised approximately 94% of U.S. Cellular’s retail customers as of March 31, 2012. The postpaid churn rate was 1.6% in 2012 compared to 1.4% in 2011.

•         Postpaid customers on smartphone service plans increased to 34% as of March 31, 2012 compared to 20% as of March 31, 2011. In addition, smartphones represented 54% of all devices sold in 2012 compared to 42% in 2011.

•         Service revenues of $1,023.8 million increased $38.7 million year-over-year, primarily due to continued growth in both data revenues from U.S. Cellular customers and inbound data roaming revenues.

•         Cash flows from operating activities were $257.0 million. At March 31, 2012, Cash and cash equivalents and Short-term investments totaled $627.4 million and there were no outstanding borrowings under the revolving credit facility.

•         Additions to Property, plant and equipment totaled $201.3 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, deploy 4G LTE equipment, outfit new and remodel existing retail stores, develop new billing and other customer management related systems and platforms, and enhance existing office systems. Total cell sites in service increased 3% year-over-year to 7,875.

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

•         In March 2012, U.S. Cellular sold the majority of the assets and liabilities of a wireless market for $49.8 million in cash net of working capital adjustments.  In connection with the sale, a $4.2 million gain was recorded in (Gain) loss on asset disposals, net in the Consolidated Statement of Operations.

•         Operating income increased $26.5 million, or 45%, to $85.2 million in 2012 from $58.7 million in 2011. An increase in system operations expense partly offset the impact of higher revenues.

•         Net income attributable to U.S. Cellular shareholders increased $27.3 million, or 78%, to $62.5 million in 2012 compared to $35.2 million in 2011, primarily due to higher operating income as well as a lower effective tax rate. Basic earnings per share was $0.74 in 2012, which was $0.33 higher than in 2011, and Diluted earnings per share was $0.73, which was $0.32 higher than in 2011.

U.S. Cellular anticipates that its future results will be affected by the following factors:

•         The impact of the Belief Project on long-term profitability.  Under the Belief Project, U.S. Cellular offers several innovative services, including no contract after the first contract; simplified national rate plans; a loyalty rewards program; overage protection, caps and forgiveness; a phone replacement program; and discounts for paperless billing and automatic payment. U.S. Cellular believes that offering these services will increase postpaid gross additions over the next several years and contribute to incremental growth in average revenue per customer and improvement in the postpaid churn rate. As of March 31, 2012, 3.3 million new and existing customers had subscribed to Belief Plans;

•         Continued uncertainty related to current economic conditions and their impact on customer purchasing and payment behaviors;

•         Relative ability to attract and retain customers, including the ability to reverse recent customer net losses, in a competitive marketplace in a cost effective manner;

•         Effects of industry competition on service and equipment pricing and roaming revenues as well as the impacts associated with the expanding presence of carriers and other retailers offering low-priced, unlimited prepaid service;

•         Potential increases in prepaid customers, who generally generate lower ARPU, as a percentage of U.S. Cellular’s customer base in response to changes in customer preferences and industry dynamics;

•         A change in the nature and rate of growth in the wireless industry, requiring U.S. Cellular to grow revenues primarily from selling additional products and services to its existing customers, increasing the number of multi-device users among its existing customers, increasing data products and services and attracting wireless customers switching from other wireless carriers rather than by adding customers that are new to wireless service;

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

•         Continued enhancements to U.S. Cellular’s wireless networks;

•         Uncertainty related to various rulemaking proceedings underway at the Federal Communications Commission (“FCC”), including uncertainty relating to the impacts on universal service funding, intercarrier compensation and other matters of the Connect America Fund & Intercarrier Compensation Reform Order and Further Notice of Proposed Rulemaking issued by the FCC on October 27, 2011;

•         The FCC’s adoption of mandatory 4G roaming rules which will be of assistance in the negotiation of data roaming agreements with other wireless operators in the future; and

•         Exclusive arrangements between manufacturers of wireless devices and other carriers, or other economic or competitive factors, that restrict U.S. Cellular’s access to devices desired by customers.

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

2012 Estimates

U.S. Cellular’s estimates of full-year 2012 results are shown below. Such estimates represent U.S. Cellular’s views as of the date of filing of U.S. Cellular’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarterly period ended March 31, 2012. Such forward‑looking statements should not be assumed to be current as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

The following is unchanged from guidance as disclosed in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2011.

2012 Estimated Results (1)
Service revenues	$4,050-$4,150 million
Operating income	$200-$300 million
Depreciation, amortization and accretion expenses, and net gain or loss on asset disposals and exchanges and impairment of assets (2)	Approx. $600 million
Adjusted OIBDA (2)(3)	$800-$900 million
Capital expenditures	Approx. $850 million

(1)     These estimates are based on U.S. Cellular’s current plans, which include a multi-year deployment of 4G LTE technology which commenced in 2011.  New developments or changing conditions (such as customer net growth, customer demand for data services or possible acquisitions, dispositions or exchanges) could affect U.S. Cellular’s plans and, therefore, its 2012 estimated results.

(2)     The 2012 Estimated Results do not include any estimate for unrecognized net gains or losses related to disposals and exchanges of assets or losses on impairments of assets (since such transactions and their effects are uncertain).

(3)     Adjusted OIBDA is defined as operating income excluding the effects of depreciation, amortization and accretion (OIBDA): the net gain or loss on asset disposals and exchanges (if any); and the loss on impairment of assets (if any). This measure also may be commonly referred to by management as operating cash flow. This measure should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows.  Adjusted OIBDA excludes the net gain or loss on asset disposals and exchanges (if any) and loss on impairment of assets (if any) in order to show operating results on a more comparable basis from period to period.  U.S. Cellular does not intend to imply that any of such amounts that are excluded are non-recurring, infrequent or unusual and, accordingly, they may be incurred in the future.  U.S. Cellular believes this measure provides useful information to investors regarding U.S. Cellular’s financial condition and results of operations because it highlights certain key cash and non-cash items and their impacts on cash flows from operating activities.

U.S. Cellular management currently believes that the foregoing estimates represent a reasonable view of what is achievable considering actions that U.S. Cellular has taken and will be taking. However, the current general economic and competitive conditions in the markets served by U.S. Cellular have created a challenging environment that could continue to significantly impact actual results. U.S. Cellular expects to continue its focus on customer satisfaction by delivering a high quality network, attractively priced service plans, a broad line of wireless devices and other products, and outstanding customer service in its company-owned and agent retail stores and customer care centers. U.S. Cellular believes that future growth in its revenues will result primarily from selling additional products and services, including data products and services, to its existing customers, increasing the number of multi-device users among its existing customers, and attracting wireless users switching from other wireless carriers, rather than by adding users that are new to wireless service. U.S. Cellular is focusing on opportunities to increase revenues, pursuing cost reduction initiatives in various areas and implementing a number of initiatives to enable future growth. The initiatives are intended, among other things, to allow U.S. Cellular to accelerate its introduction of new products and services, better segment its customers for new services and retention, sell additional services such as data, expand its distribution channels, enhance its Internet sales and customer service capabilities, improve its prepaid products and services and reduce operational expenses over the long term.

 RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of March 31, (1)	2012	2011

Customers
Customers on postpaid service plans in which the end user is a customer of U.S. Cellular (“postpaid customers”)	5,261,000	5,394,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	309,000	304,000
Total retail customers	5,570,000	5,698,000
End user customers acquired through U.S. Cellular’s agreements with third parties (“reseller customers”)	267,000	335,000
Total customers	5,837,000	6,033,000

Total market population of consolidated operating markets (2)	46,966,000	46,774,000
Market penetration in consolidated operating markets (2)	12.4%	12.9%

Total market population of consolidated operating and non-operating markets (2)	92,684,000	91,090,000
Market penetration in consolidated operating and non-operating markets (2)	6.3%	6.6%

Employees
Full-time employees	7,651	8,247
Part-time employees	1,026	1,066
Total employees	8,677	9,313

Cell sites in service	7,875	7,663
Smartphone penetration (3)(4)	34.4%	20.3%

For the Three Months Ended March 31, (5)	2012	2011
Net retail customer additions (losses) (6)	(34,000)	(31,000)
Net customer additions (losses) (6)	(49,000)	(39,000)

Average monthly service revenue per customer (7)
Service revenues per Consolidated Statement of Operations (000s)	$1,023,820	$985,113
Divided by total average customers during period (000s)	5,863	6,048
Divided by number of months in each period	3	3
Average monthly service revenue per customer	$58.21	$54.29

Postpaid churn rate (8)	1.6%	1.4%
Smartphones sold as a percent of total devices sold (3)	54.1%	42.5%

(1)     Amounts include results for U.S. Cellular’s consolidated markets as of March 31.

(2)     Calculated using 2011 and 2010 Claritas population estimates for 2012 and 2011, respectively. “Total market population of consolidated operating markets” is used only for the purposes of calculating market penetration of consolidated operating markets, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets).

The total market population and penetration measures for consolidated operating markets apply to markets in which U.S. Cellular provides wireless service to customers.  The total market population and penetration measures for consolidated operating and non-operating markets apply to all consolidated markets in which U.S. Cellular owns an interest.

(3)     Smartphones represent wireless devices which run on an AndroidTM, BlackBerry® or Windows Mobile® operating system, excluding tablets.

(4)     Smartphone penetration is calculated by dividing postpaid smartphone customers by total postpaid customers.

(5)     Amounts include results for U.S. Cellular’s consolidated operating markets for the period January 1 through March 31; operating markets acquired during a particular period are included as of the acquisition date.

(6)     “Net retail customer additions (losses)” represents the number of net customers added to (deducted from) U.S. Cellular’s retail customer base through its marketing distribution channels; this measure excludes activity related to reseller customers and customers transferred through acquisitions, divestitures or exchanges.  “Net customer additions (losses)” represents the number of net customers added to (deducted from) U.S. Cellular’s overall customer base through its marketing distribution channels; this measure includes activity related to reseller customers but excludes activity related to customers transferred through acquisitions, divestitures or exchanges.

(7)     Management uses these measurements to assess the amount of revenue that U.S. Cellular generates each month on a per customer basis. Average monthly revenue per customer is calculated as shown in the table above.  Average customers during the period is calculated by adding the number of total customers at the beginning of the first month of the period and at the end of each month in the period and dividing by the number of months in the period plus one. Acquired and divested customers are included in the calculation on a prorated basis for the amount of time U.S. Cellular included such customers during each period.

(8)     Postpaid churn rate represents the percentage of the postpaid customer base that disconnects service each month. This amount represents the average postpaid churn rate for the three months of the respective year.

Components of Operating Income

Three Months Ended March 31,	2012	2011	Change	Percentage Change
(Dollars in thousands)
Retail service	$888,527	$864,602	$23,925	3%
Inbound roaming	80,132	64,386	15,746	24%
Other	55,161	56,125	(964)	(2)%
Service revenues	1,023,820	985,113	38,707	4%
Equipment sales	68,301	71,979	(3,678)	(5)%
Total operating revenues	1,092,121	1,057,092	35,029	3%

System operations (excluding Depreciation, amortization and accretion reported below)	233,164	217,603	15,561	7%
Cost of equipment sold	187,036	194,360	(7,324)	(4)%
Selling, general and administrative	442,244	442,004	240	—
Depreciation, amortization and accretion	146,685	143,340	3,345	2%
(Gain) loss on asset disposals, net	(2,210)	1,037	(3,247)	>(100)%
Total operating expenses	1,006,919	998,344	8,575	1%
Operating income	$85,202	$58,748	$26,454	45%

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

Retail service revenues

Retail service revenues increased by $23.9 million, or 3%, in 2012 to $888.5 million as the impact of an increase in billed ARPU was partially offset by a decrease in U.S. Cellular’s average customer base.

Billed ARPU increased to $50.52 in 2012 from $47.65 in 2011. This overall increase reflects an increase in Postpaid ARPU to $54.00 in 2012 from $51.21 in 2011, reflecting increases in revenues from data products and services.

The average number of customers decreased to 5,863,000 in 2012 from 6,048,000 in 2011, driven primarily by reductions in postpaid and reseller customers.

U.S. Cellular expects continued pressure on revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings.

As discussed in the Overview section above, U.S. Cellular’s Belief Project allows customers selecting Belief Plans to earn loyalty reward points.  U.S. Cellular accounts for loyalty reward points under the deferred revenue method.  Under this method, U.S. Cellular allocates a portion of the revenue billed to customers under the Belief Plans to the loyalty reward points. The revenue allocated to these points is initially deferred in the Consolidated Balance Sheet and is recognized in future periods when the loyalty reward points are redeemed or used.  Application of the deferred revenue method of accounting related to loyalty reward points resulted in deferring net revenues of $6.4 million and $7.7 million in the three months ended March 31, 2012 and 2011, respectively. These amounts are included in the Customer deposits and deferred revenues in the Consolidated Balance Sheet.

Inbound roaming revenues

Inbound roaming revenues increased by $15.7 million, or 24%, in 2012 to $80.1 million. The growth was driven primarily by increased data usage by customers of other carriers who used U.S. Cellular’s networks when roaming.  U.S. Cellular expects continued growth in Inbound roaming revenue but expects that the rate of growth in the future will be less than recent growth rates.

Other revenues

Other revenues decreased by $1.0 million, or 2%, in 2012 to $55.2 million, primarily due to a decrease in amounts received from the Federal USF.  Such revenues recorded in 2012 were $39.7 million compared to $41.8 million in 2011, reflecting revisions to amounts received in prior years as determined by the Universal Service Administrative Company.

On November 18, 2011 the FCC released a Report and Order and Further Notice of Proposed Rulemaking (“Reform Order”) adopting reforms of its universal service and intercarrier compensation mechanisms, and proposing further rules to advance reform.  The Reform Order substantially revises the current USF high cost program and intercarrier compensation regime.  The current USF program, which supports voice services, is to be phased out over time and replaced with the Connect America Fund (“CAF”), a new Mobility Fund and a Remote Area Fund, which will collectively support broadband-capable networks.  Mobile wireless carriers such as U.S. Cellular are eligible to receive funds in both the CAF and the Mobility Fund, although some areas that U.S. Cellular currently serves may be declared ineligible for support if they are already served, or are subject to certain rights of first refusal by incumbent carriers.

U.S. Cellular is contemplating participating in the Mobility Fund proceedings, and the CAF, but it is uncertain whether U.S. Cellular will obtain support through any of these mechanisms.  If U.S. Cellular is successful in obtaining support, it will be required to meet certain regulatory conditions to obtain and retain the right to receive support including, for example, allowing other carriers to collocate on U.S. Cellular’s towers, allowing voice and data roaming on U.S. Cellular’s network, and submitting various reports and certifications to retain eligibility each year.  It is possible that additional regulatory requirements will be imposed pursuant to the Commission’s Further Notice of Proposed Rulemaking.

U.S. Cellular’s current USF support is scheduled to be phased down.  Support for 2012 (excluding certain adjustments) was frozen on January 1, 2012 using support for 2011 as a baseline and will be reduced by 20% starting in July, 2012.  Support will be reduced by 20% in July of each subsequent year; however, if the Phase II Mobility Fund is not operational by July 2014, the phase down will halt at that time with a 40% reduction in support, until such time as the Phase II Mobility Fund is operational.

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

The decrease in 2012 Equipment sales revenues of $3.7 million, or 5%, to $68.3 million was driven by a decrease of 5% in average revenue per device sold as well as a decrease of 3% in total devices sold. Average revenue per device sold decreased due to more aggressive promotional customer equipment pricing.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

System operations expenses (excluding Depreciation, amortization, and accretion) include charges from telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the wireline network, charges for cell site rent and  maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third‑party data product and platform developers.

Key components of the $15.6 million, or 7%, increase in System operations expenses to $233.2 million were as follows:

•         Maintenance, utility and cell site expenses increased $10.8 million, or 12%, driven in part by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,875 at March 31, 2012 and 7,663 at March 31, 2011, as U.S. Cellular continued to expand and enhance coverage in its existing markets.  Expenses also increased to support rapidly growing demand for data services and the deployment of 4G LTE networks.

•         Customer usage expenses increased by $2.5 million, or 3%, primarily due to an increase in data usage and increases in network capacity.

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $2.3 million, or 4%, primarily due to higher data roaming expenses offset by a decline in voice roaming expenses.

U.S. Cellular expects total system operations expenses to increase on a year-over-year basis in the foreseeable future to support the continued growth in cell sites and other network facilities as it continues to add capacity, enhance quality and deploy new technologies to support increases in total customer usage, particularly data usage.

Cost of equipment sold

Cost of equipment sold decreased by $7.3 million, or 4%, in 2012 to $187.0 million. The decrease was driven by a 3% decrease in the average cost per device sold as well as a decrease of 3% in total devices sold.  Average cost per device sold decreased due primarily to competitive pricing conditions and the introduction of lower cost smartphones into the portfolio. The impact of lower acquisition costs across all categories of devices was partially offset by a shift in the mix of sales to smartphones.

U.S. Cellular’s loss on equipment, defined as Equipment sales revenues less Cost of equipment sold, was $118.7 million and $122.4 million for 2012 and 2011, respectively. U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as wireless carriers continue to use device availability and pricing as a means of competitive differentiation. In addition, U.S. Cellular expects increasing sales of data centric wireless devices such as smartphones and tablets to result in higher equipment subsidies over time; these devices generally have higher purchase costs which cannot be recovered through proportionately higher selling prices to customers.

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

Selling, general and administrative expenses in 2012 of $442.2 million remained flat in comparison to 2011.

For the full year 2012, U.S. Cellular expects Selling, general and administrative expenses to be relatively flat on a year-over-year basis.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased $3.3 million, or 2%, in 2012 to $146.7 million due to an increase in Property, plant and equipment reflecting significant capital expenditures in 2011 and 2012.

See “Financial Resources” and “Liquidity and Capital Resources” for a discussion of U.S. Cellular’s capital expenditures.

Components of Other Income (Expense)

Three Months Ended March 31,	2012	2011	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating income	$85,202	$58,748	$26,454	45%

Equity in earnings of unconsolidated entities	21,614	20,891	723	3%
Interest and dividend income	1,043	849	194	23%
Interest expense	(13,411)	(15,186)	1,775	12%
Other, net	202	(125)	327	>(100)%
Total investment and other income (expense)	9,448	6,429	3,019	47%

Income before income taxes	94,650	65,177	29,473	45%
Income tax expense	25,638	24,747	891	4%

Net income	69,012	40,430	28,582	71%
Less: Net income attributable to noncontrolling interests, net of tax	(6,520)	(5,269)	(1,251)	(24)%
Net income attributable to U.S. Cellular shareholders	$62,492	$35,161	$27,331	78%

Basic earnings per share attributable to U.S. Cellular shareholders	$0.74	$0.41	$0.33	80%
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.73	$0.41	$0.32	78%

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

U.S. Cellular’s investment in the LA Partnership contributed $17.1 million to Equity in earnings of unconsolidated entities in 2012 compared to $13.0 million in 2011.  The remaining change resulted from decreases in net income from other equity interests.

Interest expense

Interest expense decreased year-over-year due primarily to the capitalization of interest for multi-year projects.

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

FINANCIAL RESOURCES

U.S. Cellular operates a capital‑ and marketing‑intensive business. U.S. Cellular utilizes cash from its operating activities, cash proceeds from divestitures, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and Common Share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize U.S. Cellular’s cash flow activities in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

	2012	2011
(Dollars in thousands)
Cash flows from (used in):
Operating activities (1)	$256,967	$257,708
Investing activities (1)	(170,174)	(83,841)
Financing activities	130	(16,221)
Net increase in cash and cash equivalents	$86,923	$157,646

(1)     In preparing its Consolidated Statement of Cash Flows for the year ended December 31, 2011, U.S. Cellular discovered certain errors related to the classification of outstanding checks with the right of offset and the classification of Accounts payable for Additions to property, plant and equipment. These errors resulted in the misstatement of Cash flows from operating activities and Cash flows used in investing activities for the three months ended March 31, 2011. The amounts herein have been revised to reflect the proper amounts. See Note 2 — Revision of Prior Period Amounts in the Notes to Consolidated Financial Statements for additional information.

Cash Flows from Operating Activities

The following table presents Adjusted OIBDA and is included for purposes of analyzing changes in operating activities. U.S. Cellular believes this measure provides useful information to investors regarding U.S. Cellular’s financial condition and results of operations because it highlights certain key cash and non-cash items and their impacts on Cash flows from operating activities:

	2012	2011
(Dollars in thousands)
Operating income	$85,202	$58,748
Non-cash items
Depreciation, amortization and accretion	146,685	143,340
Loss on impairment of intangible assets	—	—
(Gain) loss on asset disposals, net	(2,210)	1,037
Adjusted OIBDA (1)	$229,677	$203,125

(1)     Adjusted OIBDA is defined as Operating income excluding the effects of depreciation, amortization and accretion (OIBDA); the net gain or loss on asset disposals (if any); and the loss on impairment of assets (if any). This measure may commonly be referred to by management as operating cash flow. This measure should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows.  Adjusted OIBDA excludes the net gain or loss on asset disposals and loss on impairment of assets (if any) in order to show operating results on a more comparable basis from period to period.  U.S. Cellular does not intend to imply that any of such amounts that are excluded are non-recurring, infrequent or unusual and, accordingly, they may be incurred in the future.

Cash flows from operating activities in 2012 were $257.0 million, a decrease of $0.7 million from 2011.  Significant changes included the following:

•         Adjusted OIBDA, as shown in the table above, increased by $26.6 million primarily due to an increase in operating income.  See discussion in the “Results of Operations” for factors that affected operating income.

•         Income tax refunds, net of $57.1 million were recorded in 2012 compared to income tax refunds, net of $34.9 million in 2011.  Federal tax refunds of $58.1 million were received in March 2012 primarily for carrybacks related to the 2009 and 2010 tax years.  U.S. Cellular incurred a federal net operating loss in 2011 largely attributable to 100% bonus depreciation applicable to qualified capital expenditures.   U.S. Cellular’s future federal income tax liabilities associated with the current benefits realized from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet. U.S. Cellular expects federal income tax payments to substantially increase beginning in 2013 and remain at a higher level for several years as the amount of U.S. Cellular's federal tax depreciation deduction substantially decreases as a result of having accelerated depreciation in earlier years. This expectation assumes that federal bonus depreciation provisions are not enacted in future periods. To the extent further federal bonus depreciation provisions are enacted, this expectation will change.

•         Changes in Accounts receivable provided $36.6 million and $5.0 million in 2012 and 2011, respectively, resulting in a year-over-year increase in cash flows of $31.7 million.  Accounts receivable balances fluctuate based on the timing of customer payments, promotions and other factors.

•         Changes in Accounts payable required $14.7 million in 2012 and provided $51.7 million in 2011, causing a year-over-year decrease in cash flows of $66.4 million.  Changes in Accounts payable were primarily driven by payment timing differences related to operating expenses and device purchases.

•         Changes in Inventory required $4.4 million in 2012 and provided $3.5 million in 2011, causing a year-over-year decrease in cash flows of $7.9 million.  This change was primarily due to higher inventory levels at March 31, 2012.

•         Changes in other assets and liabilities required $80.1 million and $70.7 million in 2012 and 2011, respectively, causing a year-over-year net decrease in cash flows of $9.4 million.  This was primarily due to changes in accrued payroll costs.

Cash Flows from Investing Activities

U.S. Cellular makes substantial investments to construct and upgrade modern high-quality wireless telecommunications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-reducing upgrades of U.S. Cellular’s networks. Cash flows used for investing activities also represent cash required for the acquisition of wireless properties or licenses.

The primary purpose of U.S. Cellular’s construction and expansion expenditures is to provide for customer and usage growth, to upgrade service and to take advantage of service‑enhancing and cost-reducing technological developments.

Capital expenditures (i.e. additions to property, plant and equipment and system development expenditures) totaled $201.3 million in 2012 and $95.9 million in 2011. Cash used for capital expenditures totaled $209.2 million in 2012 and $121.0 million in 2011. These expenditures were made to construct new cell sites, increase capacity in existing cell sites and switches, develop new and enhance existing office systems, and construct new and remodel existing retail stores.

Cash payments for acquisitions of licenses in 2012 were $11.1 million.  There were no cash payments for acquisitions of licenses in 2011.

In March 2012, U.S. Cellular sold the majority of the assets and liabilities of a wireless market for $49.8 million in cash.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to this sale.

In 2012, U.S. Cellular invested $10.0 million in U.S. treasuries and corporate notes with maturities of greater than three months from the acquisition date.  U.S. Cellular did not make temporary cash investments in the first quarter of 2011. U.S. Cellular realized proceeds of $10.0 million and $35.0 million in 2012 and 2011, respectively, related to the maturities of its investments in U.S. treasuries and corporate notes.  Accordingly, the net impact of this activity was to decrease Cash flows from investing activities by $35.0 million on a year-over-year basis.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect changes in short-term and long-term debt balances, distributions to noncontrolling interests, cash used to repurchase Common Shares and cash proceeds from reissuance of Common Shares pursuant to stock-based compensation plans.  U.S. Cellular has used short-term debt to finance acquisitions, for general corporate purposes and to repurchase Common Shares. Internally generated funds as well as proceeds from the sale of non-strategic wireless and other investments, from time to time, have been used to reduce short-term debt.

There were no short-term or long-term borrowings or repayments during the first quarter of 2012 or 2011.

U.S. Cellular did not repurchase any Common Shares in the first quarter of 2012, whereas it repurchased Common Shares at an aggregate cost of $17.4 million in the first quarter of 2011.  See Note 11 — Common Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

Free Cash Flow

The following table presents Free cash flow.  U.S. Cellular believes that Free cash flow as reported by U.S. Cellular may be useful to investors and other users of its financial information in evaluating the amount of cash generated by business operations, after Cash used for additions to property, plant and equipment.

Three Months Ended March 31,	2012	2011
(Dollars in thousands)
Cash flows from operating activities	$256,967	$257,708
Cash used for additions to property, plant and equipment	(209,160)	(121,041)
Free cash flow (1)	$47,807	$136,667

(1)     Free cash flow is defined as Cash flows from operating activities less Cash used for additions to property, plant and equipment. Free cash flow is a non-GAAP financial measure.

See Cash Flows from Operating Activities and Cash Flows from Investing Activities for details on the changes to the components of Free cash flow.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, U.S. Cellular had Cash and cash equivalents of $511.1 million, Short-term investments of $116.4 million, Long-term investments of $40.3 million and available funds under its revolving credit facility of $299.8 million, as discussed in more detail below.  U.S. Cellular believes that existing cash and investments balances, funds available under its revolving credit facility and expected cash flows from operating activities provide substantial liquidity and financial flexibility for U.S. Cellular to meet its normal financing needs (including working capital, construction and development expenditures, and share repurchases under its approved program) for the foreseeable future. In addition, U.S. Cellular may have access to public and private capital markets to help meet its financing needs.

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

Cash and Cash Equivalents

At March 31, 2012, U.S. Cellular had $511.1 million in Cash and cash equivalents, which included cash and short-term, highly liquid investments with original maturities of three months or less. The primary objective of U.S. Cellular’s Cash and cash equivalents investment activities is to preserve principal.  At March 31, 2012, the majority of U.S. Cellular’s Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury securities with original maturities of less than three months or in repurchase agreements fully collateralized by such obligations.  U.S. Cellular monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Short-term and Long-term Investments

At March 31, 2012, U.S. Cellular had $116.4 million in Short-term investments and $40.3 million in Long-term investments. Short-term and Long-term investments consist of certificates of deposit (short-term only), U.S. treasuries and corporate notes, all of which are designated as held-to-maturity investments and are recorded at amortized cost in the Consolidated Balance Sheet.  The corporate notes are guaranteed by the Federal Deposit Insurance Corporation.  For these investments, U.S. Cellular’s objective is to earn a higher rate of return on cash balances that are not anticipated to be required to meet liquidity needs in the near term, while maintaining a low level of investment risk.  See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional details on Short-term and Long-term investments.

Revolving Credit Facility

U.S. Cellular has a revolving credit facility available for general corporate purposes.

In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated December 17, 2010 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At March 31, 2012, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

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

As of March 31, 2012, U.S. Cellular’s credit rating from nationally recognized credit rating agencies remained at investment grade.

The following table summarizes the terms of U.S. Cellular’s revolving credit facility as of March 31, 2012:

(Dollars in millions)
Maximum borrowing capacity	$300.0
Letter of credit outstanding	$0.2
Amount borrowed	$—
Amount available for use	$299.8
Agreement date	December 2010
Maturity date	December 2015

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. The covenants also prescribe certain terms associated with intercompany loans from TDS or TDS subsidiaries to U.S. Cellular or U.S. Cellular subsidiaries.  There were no intercompany loans at March 31, 2012 or 2011.  U.S. Cellular believes it was in compliance as of March 31, 2012 with all of the covenants and requirements set forth in its revolving credit facility.

Long-Term Financing

U.S. Cellular had the following debt outstanding as of March 31, 2012:

(Dollars in thousands)	Issuance date	Maturity date	Call date (1)	Aggregate Principal Amount
Unsecured Senior Notes
6.7%	December 2003 and June 2004	December 2033	December 2003	$544,000
6.95%	May 2011	May 2060	May 2016	342,000

(1)     U.S. Cellular may redeem the 6.7% Senior Notes, in whole or in part, at any time prior to maturity at a redemption price equal to the greater of (a) 100% of the principal amount of such notes, plus accrued and unpaid interest, or (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 30 basis points.  U.S. Cellular may redeem the 6.95% Senior Notes, in whole or in part at any time after the call date, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.

U.S. Cellular’s long-term debt indenture does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.  U.S. Cellular believes it was in compliance as of March 31, 2012 with all covenants and other requirements set forth in its long-term debt indenture.  U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indenture.

The long-term debt principal payments due for the remainder of 2012 and the next four years represent less than 1% of the total long-term debt obligation at March 31, 2012.  Refer to Market Risk — Long-Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2011 and Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s Long-term debt.

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

U.S. Cellular has an effective shelf registration statement on Form S-3 that it can use to issue senior debt securities that can be used for general corporate purposes, including to finance the redemption of any of the above existing debt.  The U.S. Cellular shelf registration statement permits U.S. Cellular to issue at any time and from time to time senior debt securities in one or more offerings up to an aggregate principal amount of $500 million.  The ability of U.S. Cellular to complete an offering pursuant to such shelf registration statement is subject to market conditions and other factors at the time.

Capital Expenditures

U.S. Cellular’s capital expenditures for 2012 are expected to be approximately $850 million. These expenditures are expected to be for the following general purposes:

•         Expand and enhance U.S. Cellular’s network coverage in its service areas, including providing additional capacity to accommodate increased network usage, principally data usage, by current customers;

•         Deploy 4G LTE technology in certain markets;

•         Enhance U.S. Cellular’s retail store network;

•         Develop and enhance office systems; and

•         Develop new billing and other customer management related systems and platforms.

U.S. Cellular plans to finance its capital expenditures program for 2012 using cash flows from operating activities, existing cash balances, short-term investments and, if necessary, debt.

Acquisitions, Divestitures and Exchanges

U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, U.S. Cellular reviews attractive opportunities to acquire additional wireless operating markets and wireless spectrum. In addition, U.S. Cellular may seek to divest outright or include in exchanges for other wireless interests those wireless interests that are not strategic to its long-term success. U.S. Cellular also may be engaged from time to time in negotiations relating to the acquisition, divestiture or exchange of companies, strategic properties or wireless spectrum. In general, U.S. Cellular may not disclose such transactions until there is a definitive agreement.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for details on significant transactions.

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

Common Share Repurchase Program

U.S. Cellular has repurchased, and expects to continue to repurchase, its Common Shares subject to its repurchase program. For additional information related to the current repurchase authorization and repurchases made during 2012 and 2011, see Note 11 — Common Share Repurchases in the Notes to Consolidated Financial Statements and Part II, Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There was no material change between December 31, 2011 and March 31, 2012 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2011 other than the material commitments described below.

Since December 31, 2011, future minimum rental payments under operating leases increased by the following amounts due to lease extensions signed in the first quarter of 2012: Total: $161.3 million; Less Than 1 Year from December 31, 2011: $0.3 million; 2 – 3 Years from December 31, 2011: $6.0 million; 4 – 5 Years from December 31, 2011: $14.1 million; and More than 5 Years from December 31, 2011: $140.9 million.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with GAAP.  U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in U.S. Cellular’s Form 10-K for the year ended December 31, 2011.  There were no material changes to U.S. Cellular’s application of critical accounting policies and estimates during the three months ended March 31, 2012.

Goodwill and Licenses Impairment Assessment

U.S. Cellular has significant amounts recorded as Licenses and Goodwill in its Consolidated Balance Sheet.  Licenses and Goodwill must be assessed for impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired.  U.S. Cellular performs annual impairment testing of Licenses and Goodwill, as required by GAAP, in the fourth quarter of its fiscal year, based on fair values and net carrying values determined as of November 1.  The continuing weak macroeconomic conditions and financial markets and/or the performance of U.S. Cellular’s stock price in the second quarter of 2012 could require an interim impairment test of Licenses and Goodwill as of June 30, 2012.  In such event, it is possible that U.S. Cellular could be required to recognize an impairment of its Licenses and/or Goodwill in the second quarter of 2012.  The amount of any possible impairment is uncertain at this time, but could be material depending on conditions at June 30, 2012.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that U.S. Cellular intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully described under “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2011.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  U.S. Cellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.  You should carefully consider the Risk Factors in U.S. Cellular’s Form 10-K for the year ended December 31, 2011, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to U.S. Cellular’s business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Refer to the disclosure under Market Risk in U.S. Cellular’s Form 10-K for the year ended December 31, 2011 for additional information, including information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s Long-term debt. There have been no material changes to such information since December 31, 2011.

See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair market value of U.S. Cellular’s Long-term debt as of March 31, 2012.

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s Chief Executive Officer and Chief Financial Officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of March 31, 2012, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect U.S. Cellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2011 may not be the only risks that could affect U.S. Cellular.  Additional unidentified or unrecognized risks and uncertainties could materially adversely affect U.S. Cellular’s business, financial condition and/or operating results. Subject to the foregoing, U.S. Cellular has not identified for disclosure any material changes to the risk factors as previously disclosed in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

	(a)	(b)	(c)	(d)
	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs

Period
January 1 – 31, 2012	—	$—	—	2,598,522
February 1 – 29, 2012	—	—	—	2,598,522
March 1 – 31, 2012	—	—	—	2,598,522
Total for or as of the end of the quarter ended March 31, 2012	—	$—	—	2,598,522

The following is additional information with respect to the foregoing authorization:

i.         The date the program was announced was November 20, 2009 by Form 8-K.

ii.        The amount approved was up to 1,300,000 U.S. Cellular Common shares on an annual basis in 2009 and continuing each year thereafter on a cumulative basis.

iii.      There is no expiration date for the program.

iv.      The authorization did not expire during the first quarter of 2012.

v.       U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the first quarter of 2012.

Item 5. Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular did not borrow or repay any amounts under its revolving credit facility in the first quarter of 2012. U.S. Cellular had no borrowings outstanding under its revolving credit facility as of March 31, 2012.

A description of U.S. Cellular’s revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 17, 2010 and is incorporated by reference herein.

Item 6. Exhibits.

Exhibit 3.2 — Amended and Restated Bylaws are hereby incorporated by reference to Exhibit 3.1 to U.S. Cellular’s Current Report on Form 8-K dated April 6, 2012.

Exhibit 4.2 — Amended and Restated Bylaws are hereby incorporated by reference to Exhibit 3.1 to U.S. Cellular’s Current Report on Form 8-K dated April 6, 2012.

Exhibit 10.1 — Amendment to U.S. Cellular Compensation Plan for Non-Employee Directors, is hereby incorporated by reference to Item 5.02 to U.S. Cellular’s Current Report on Form 8-K dated March 6, 2012.

Exhibit 10.2 — Amendment to Telephone and Data Systems, Inc. Supplemental Executive Retirement Plan, is hereby incorporated by reference to Exhibit 10.2 to Telephone and Data Systems, Inc.’s Current Report on Form 8-K dated March 15, 2012.

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

Exhibit 101.PRE — XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL — XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB — XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Linkbase Document

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in U.S. Cellular’s Form 10-K for the year ended December 31, 2011.  Reference is made to U.S. Cellular’s Form 10-K for the year ended December 31, 2011 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	May 4, 2012	/s/ Mary N. Dillon
Mary N. Dillon President and Chief Executive Officer (principal executive officer)

Date:	May 4, 2012	/s/ Steven T. Campbell
Steven T. Campbell Executive Vice President-Finance, Chief Financial Officer and Treasurer (principal financial officer)

Date:	May 4, 2012	/s/ Douglas D. Shuma
Douglas D. Shuma Chief Accounting Officer (principal accounting officer)

Date:	May 4, 2012	/s/ Ljubica A. Petrich
Ljubica A. Petrich Vice President and Controller

Signature page for the U.S. Cellular 2012 First Quarter Form 10-Q