Form 10-Q
period 2012-06-30
UNITED STATES CELLULAR CORP
filed 2012-08-03
CIK 821130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2012
Common Shares, $1 par value	51,723,966 Shares
Series A Common Shares, $1 par value	33,005,877 Shares

United States Cellular Corporation

Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2012

Index

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)

		Consolidated Statement of Operations Three and Six Months Ended June 30, 2012 and 2011	3

		Consolidated Statement of Cash Flows Six Months Ended June 30, 2012 and 2011	4

		Consolidated Balance Sheet June 30, 2012 and December 31, 2011	5

		Consolidated Statement of Changes in Equity Six Months Ended June 30, 2012 and 2011	7

		Notes to Consolidated Financial Statements	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

		Overview	20
		Results of Operations	23
		Recent Accounting Pronouncements	32
		Financial Resources	32
		Liquidity and Capital Resources	35
		Application of Critical Accounting Policies and Estimates	38
		Certain Relationships and Related Transactions	41
		Safe Harbor Cautionary Statement	42

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

	Item 4.	Controls and Procedures	46

Part II.	Other Information		47

	Item 1.	Legal Proceedings	47

	Item 1A.	Risk Factors	47

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

	Item 5.	Other Information	48

	Item 6.	Exhibits	49

Signatures

Part I. Financial Information
Item 1. Financial Statements

United States Cellular Corporation

Consolidated Statement of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share amounts)	2012	2011	2012	2011

Operating revenues
Service	$1,029,742	$1,002,030	$2,053,562	$1,987,143
Equipment sales	74,658	74,152	142,959	146,131
Total operating revenues	1,104,400	1,076,182	2,196,521	2,133,274

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	243,227	227,801	476,391	445,404
Cost of equipment sold	191,700	170,833	378,736	367,488
Selling, general and administrative (including charges from affiliates of $25.9 million and $25.8 million, respectively, for the three months, and $51.9 million and $51.9 million, respectively, for the six months)	435,053	423,953	877,297	863,662
Depreciation, amortization and accretion	147,555	146,577	294,240	289,917
Loss on asset disposals, net	2,702	2,922	492	3,959
Total operating expenses	1,020,237	972,086	2,027,156	1,970,430

Operating income	84,163	104,096	169,365	162,844

Investment and other income (expense)
Equity in earnings of unconsolidated entities	25,154	22,469	46,768	43,360
Interest and dividend income	845	748	1,888	1,597
Gain (loss) on investment	(3,728)	13,373	(3,728)	13,373
Interest expense	(12,360)	(25,197)	(25,771)	(40,383)
Other, net	(229)	175	(27)	50
Total investment and other income (expense)	9,682	11,568	19,130	17,997

Income before income taxes	93,845	115,664	188,495	180,841
Income tax expense	34,597	34,732	60,235	59,479

Net income	59,248	80,932	128,260	121,362
Less: Net income attributable to noncontrolling interests, net of tax	(6,563)	(5,993)	(13,083)	(11,262)
Net income attributable to U.S. Cellular shareholders	$52,685	$74,939	$115,177	$110,100

Basic weighted average shares outstanding	84,707	84,930	84,638	85,206
Basic earnings per share attributable to U.S. Cellular shareholders	$0.62	$0.88	$1.36	$1.29

Diluted weighted average shares outstanding	85,061	85,397	85,076	85,739
Diluted earnings per share attributable to U.S. Cellular shareholders	0.62	$0.88	$1.35	$1.28

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2012	2011

Cash flows from operating activities
Net income	$128,260	$121,362
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	294,240	289,917
Bad debts expense	30,659	27,677
Stock-based compensation expense	11,057	10,798
Deferred income taxes, net	30,479	80,371
Equity in earnings of unconsolidated entities	(46,768)	(43,360)
Distributions from unconsolidated entities	6,743	47,143
Loss on asset disposals, net	492	3,959
(Gain) loss on investment	3,728	(13,373)
Noncash interest expense	902	9,152
Other operating activities	321	1,044
Changes in assets and liabilities from operations
Accounts receivable	(13,383)	(35,907)
Inventory	(56,039)	(48,504)
Accounts payable - trade	(20,987)	23,835
Accounts payable - affiliate	3,129	5,102
Customer deposits and deferred revenues	21,131	22,376
Accrued taxes	85,327	11,525
Accrued interest	149	111
Other assets and liabilities	(67,203)	(75,128)
	412,237	438,100

Cash flows from investing activities
Cash used for additions to property, plant and equipment	(430,225)	(265,394)
Cash paid for acquisitions and licenses	(12,647)	(22,167)
Cash received from divestitures	49,786	—
Cash paid for investments	(45,000)	(20,000)
Cash received for investments	45,000	75,000
Other investing activities	(3,097)	2,691
	(396,183)	(229,870)

Cash flows from financing activities
Repayment of long-term debt	(45)	(330,043)
Issuance of long-term debt	—	342,000
Common shares reissued for benefit plans, net of tax payments	(2,465)	1,264
Common shares repurchased	—	(62,308)
Payment of debt issuance costs	—	(11,229)
Distributions to noncontrolling interests	(643)	(877)
Other financing activities	568	163
	(2,585)	(61,030)

Cash classified as held for sale	—	(5,687)

Net increase in cash and cash equivalents	13,469	141,513

Cash and cash equivalents
Beginning of period	424,155	276,915
End of period	$437,624	$418,428

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Assets (Unaudited)

	June 30,	December 31,
(Dollars in thousands)	2012	2011

Current assets
Cash and cash equivalents	$437,624	$424,155
Short-term investments	100,738	127,039
Accounts receivable
Customers and agents, less allowances of $21,953 and $21,337, respectively	316,933	341,439
Roaming	42,146	36,557
Affiliated	32	621
Other, less allowances of $2,358 and $2,200, respectively	71,650	63,204
Inventory	183,139	127,056
Income taxes receivable	324	74,791
Prepaid expenses	61,194	55,980
Net deferred income tax asset	35,641	31,905
Other current assets	11,197	10,096
	1,260,618	1,292,843

Assets held for sale	—	49,647

Investments
Licenses	1,484,202	1,470,769
Goodwill	494,737	494,737
Customer lists, net of accumulated amortization of $96,742 and $96,597, respectively	170	314
Investments in unconsolidated entities	175,663	138,096
Notes and interest receivable — long-term	82	1,921
Long-term investments	55,468	30,057
	2,210,322	2,135,894
Property, plant and equipment
In service and under construction	7,232,771	7,008,449
Less: Accumulated depreciation	4,349,653	4,218,147
	2,883,118	2,790,302

Other assets and deferred charges	71,194	59,290

Total assets	$6,425,252	$6,327,976

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Liabilities and Equity (Unaudited)

	June 30,	December 31,
(Dollars and shares in thousands)	2012	2011

Current liabilities
Current portion of long-term debt	$127	$127
Accounts payable
Affiliated	15,312	12,183
Trade	239,950	303,779
Customer deposits and deferred revenues	202,485	181,355
Accrued taxes	44,250	34,095
Accrued compensation	51,305	69,551
Other current liabilities	89,284	121,190
	642,713	722,280

Liabilities held for sale	—	1,051

Deferred liabilities and credits
Net deferred income tax liability	840,484	799,190
Other deferred liabilities and credits	247,692	248,213

Long-term debt	880,623	880,320

Commitments and contingencies	—	—

Noncontrolling interests with redemption features	1,050	1,005

Equity
U.S. Cellular shareholders’ equity
Series A Common and Common Shares

Authorized 190,000 shares (50,000 Series A Common and 140,000 Common Shares) Issued 88,074 shares (33,006 Series A Common and 55,068 Common Shares) Outstanding 84,730 shares (33,006 Series A Common and 51,724 Common Shares) and 84,557 shares (33,006 Series A Common and 51,551 Common Shares), respectively

Par Value ($1 per share) ($33,006 Series A Common and $55,068 Common Shares)	88,074	88,074
Additional paid-in capital	1,399,010	1,387,341
Treasury shares, at cost, 3,344 and 3,517 Common Shares, respectively	(146,057)	(152,817)
Retained earnings	2,403,312	2,297,363
Total U.S. Cellular shareholders’ equity	3,744,339	3,619,961

Noncontrolling interests	68,351	55,956

Total equity	3,812,690	3,675,917

Total liabilities and equity	$6,425,252	$6,327,976

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity (Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total U.S. Cellular Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	$88,074	$1,387,341	$(152,817)	$2,297,363	$3,619,961	$55,956	$3,675,917
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	—	—	—	115,177	115,177	—	115,177
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	13,038	13,038
Incentive and compensation plans	—	165	6,760	(9,228)	(2,303)	—	(2,303)
Stock-based compensation awards	—	10,960	—	—	10,960	—	10,960
Tax windfall (shortfall) from stock awards	—	544	—	—	544	—	544
Distributions to noncontrolling interests	—	—	—	—	—	(643)	(643)
Balance, June 30, 2012	$88,074	$1,399,010	$(146,057)	$2,403,312	$3,744,339	$68,351	$3,812,690

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity (Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total U.S. Cellular Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	$88,074	$1,368,487	$(105,616)	$2,135,507	$3,486,452	$53,518	$3,539,970
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	—	—	—	110,100	110,100	—	110,100
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	11,254	11,254
Repurchase of Common Shares	—	—	(62,308)	—	(62,308)	—	(62,308)
Incentive and compensation plans	—	79	14,399	(13,184)	1,294	—	1,294
Stock-based compensation awards	—	10,798	—	—	10,798	—	10,798
Tax windfall (shortfall) from stock awards	—	(1,198)	—	—	(1,198)	—	(1,198)
Distributions to noncontrolling interests	—	—	—	—	—	(877)	(877)
Balance, June 30, 2011	$88,074	$1,378,166	$(153,525)	$2,232,423	$3,545,138	$63,895	$3,609,033

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Notes to Consolidated Financial Statements

1.   Basis of Presentation

United States Cellular Corporation (“U.S. Cellular”), a Delaware Corporation, is an 84%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”).

The accounting policies of U.S. Cellular conform to accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The consolidated financial statements include the accounts of U.S. Cellular, its majority-owned subsidiaries, general partnerships in which U.S. Cellular has a majority partnership interest and certain entities in which U.S. Cellular has a variable interest that require consolidation under GAAP.  All material intercompany accounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to the 2012 presentation.

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary for a fair statement of the financial position as of June 30, 2012 and December 31, 2011, and the results of operations for the three and six months ended June 30, 2012 and 2011 and cash flows and changes in equity for the six months ended June 30, 2012 and 2011.  The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and six months ended June 30, 2012 and 2011 equaled net income.  The results of operations for the three and six months ended June 30, 2012 and 2011 and cash flows and changes in equity for the six months ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued Accounting Standards Update 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 is intended to reduce the cost and complexity of the annual indefinite-lived intangible assets impairment testing by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. As such, there is the possibility that quantitative assessments would not need to be performed if it is more likely than not that no impairment exists. U.S. Cellular is required to adopt the provisions of ASU 2012-02, which is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 is not expected to have a significant impact on U.S. Cellular’s financial position or results of operations.

Agent Liabilities

U.S. Cellular has relationships with agents, which are independent businesses that obtain customers for U.S. Cellular.  At June 30, 2012 and December 31, 2011, U.S. Cellular had accrued $50.2 million and $75.3 million, respectively, for amounts due to agents, including rebates and commissions.  These amounts are included in Other current liabilities in the Consolidated Balance Sheet.

Amounts Collected from Customers and Remitted to Governmental Authorities

If a tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority, then amounts collected from customers and remitted to governmental authorities are recorded on a net basis within a tax liability account in the Consolidated Balance Sheet.  If the tax is assessed upon U.S. Cellular, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $34.7 million and $69.9 million for the three and six months ended June 30, 2012, respectively, and $31.1 million and $62.4 million for the three and six months ended June 30, 2011, respectively.

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

In preparing its financial statements for the nine months ended September 30, 2011, U.S. Cellular discovered certain errors related to accounting for asset retirement obligations and asset retirement costs. These errors resulted in the overstatement of Total operating expenses, Property, plant and equipment, net and Other deferred liabilities and credits in the first and second quarter 2011 interim financial statements and in the 2010, 2009 and 2008 annual periods reported in the Company’s December 31, 2010 financial statements.  The December 31, 2007 Retained earnings balance presented in the December 31, 2010 annual financial statements also was overstated as a result of these errors. In accordance with SAB 99 and SAB 108, U.S. Cellular evaluated these errors and determined that they were immaterial to each of the reporting periods affected and, therefore, amendments of previously filed reports were not required. However, if the adjustments to correct the cumulative errors had been recorded in the third quarter 2011, U.S. Cellular believes that the impact would have been significant to the third quarter results and would have impacted comparisons to prior periods. As permitted by SAB 108, revisions for these immaterial amounts to previously reported annual and quarterly results were reflected in the financial information as of and for the periods ended September 30, 2011 and December 31, 2011, and are reflected in the financial information herein.

In accordance with SAB 108, the combined effects of the foregoing revisions to the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows were as follows:

Consolidated Statement of Operations— Three Months Ended June 30, 2011

	As previously reported (1)
(Dollars in thousands except per share amounts)		Adjustment	Revised

Depreciation, amortization and accretion	$148,283	$(1,706)	$146,577
Total operating expenses	973,792	(1,706)	972,086
Operating income	102,390	1,706	104,096
Income before income taxes	113,958	1,706	115,664
Income tax expense	34,077	655	34,732
Net income	79,881	1,051	80,932
Net income attributable to U.S. Cellular shareholders	73,888	1,051	74,939
Basic earnings per share attributable to U.S. Cellular shareholders	0.87	0.01	0.88
Diluted earnings per share attributable to U.S. Cellular shareholders	0.87	0.01	0.88

Consolidated Statement of Operations— Six Months Ended June 30, 2011

	As previously reported (1)
(Dollars in thousands except per share amounts)		Adjustment	Revised

Depreciation, amortization and accretion	$293,328	$(3,411)	$289,917
Total operating expenses	1,973,841	(3,411)	1,970,430
Operating income	159,433	3,411	162,844
Income before income taxes	177,430	3,411	180,841
Income tax expense	58,169	1,310	59,479
Net income	119,261	2,101	121,362
Net income attributable to U.S. Cellular shareholders	107,999	2,101	110,100
Basic earnings per share attributable to U.S. Cellular shareholders	1.27	0.02	1.29
Diluted earnings per share attributable to U.S. Cellular shareholders	1.26	0.02	1.28

Consolidated Statement of Cash Flows— Six Months Ended June 30, 2011

	As previously reported (1)
(Dollars in thousands)		Adjustment	Revised

Net income	$119,261	$2,101	$121,362
Depreciation, amortization and accretion	293,328	(3,411)	289,917
Change in Accounts payable-trade	8,588	15,247	23,835
Change in Accrued taxes	10,215	1,310	11,525
Change in Other assets and liabilities	(74,549)	(579)	(75,128)
Cash flows from operating activities	423,432	14,668	438,100
Cash used for additions to property, plant and equipment	(258,040)	(7,354)	(265,394)
Cash flows from investing activities	(222,516)	(7,354)	(229,870)
Net increase (decrease) in cash and cash equivalents	134,199	7,314	141,513

(1)     In Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed on August 8, 2011.

3.   Fair Value Measurements

As of June 30, 2012 and December 31, 2011, U.S. Cellular did not have any financial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP. However, U.S. Cellular has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

Under the provisions of GAAP, fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price).  The provisions also establish a fair value hierarchy that contains three levels for inputs used in fair value measurements.  Level 1 inputs include quoted market prices for identical assets or liabilities in active markets.  Level 2 inputs include quoted market prices for similar assets and liabilities in active markets or quoted market prices for identical assets and liabilities in inactive markets.  Level 3 inputs are unobservable.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  A financial instrument’s level within the fair value hierarchy is not representative of its expected performance or its overall risk profile and, therefore, Level 3 assets are not necessarily higher risk than Level 2 assets or Level 1 assets.

	Level within	June 30,		December 31,
	the Fair Value	2012		2011
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	1	$437,624	$437,624	$424,155	$424,155
Short-term investments (1)(2)
Government-backed securities (3)	1	100,738	100,738	127,039	127,039
Long-term investments (1)(4)
Government-backed securities (3)	1	55,468	55,468	30,057	30,140
Long-term debt (5)
6.95% Senior Notes	1	342,000	366,624	342,000	364,162
6.7% Senior Notes	2	534,338	540,928	534,111	534,860

(1)     Designated as held-to-maturity investments and recorded at amortized cost in the Consolidated Balance Sheet.

(2)     Maturities are less than twelve months from the respective balance sheet dates.

(3)     Includes U.S. treasuries and corporate notes guaranteed under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.

(4)     At June 30, 2012, maturities range between 12 and 21 months.

(5)     Excludes capital lease obligations and current portion of Long-term debt.

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. The fair values of Long-term investments were estimated using quoted market prices for the individual issuances. The fair value of Long-term debt, excluding capital lease obligations and the current portion of such Long- term debt, was estimated using market prices for the 6.95% Senior Notes, which are publicly traded, and discounted cash flow analysis using an estimated yield to maturity of 6.75% for the 6.7% Senior Notes, which are not publicly traded.

As of June 30, 2012 and December 31, 2011, U.S. Cellular did not have nonfinancial assets or liabilities that required the application of fair value accounting for purposes of reporting such amounts in the Consolidated Balance Sheet.

4.   Income Taxes

U.S. Cellular is included in a consolidated federal income tax return and in certain state income tax returns with other members of the TDS consolidated group.  For financial statement purposes, U.S. Cellular and its subsidiaries compute their income tax expense as if they comprised a separate affiliated group and were not included in the TDS consolidated group.

U.S. Cellular’s overall effective tax rate on Income before income taxes for the three and six months ended June 30, 2012 was 36.9% and 32.0%, respectively, and for the three and six months ended June 30, 2011 was 30.0% and 32.9%, respectively.

The effective tax rate for the three months ended June 30, 2011 was lower than the rate for the three months ended June 30, 2012 primarily as a result of tax benefits from the expiration of the statutes of limitation for certain tax years in 2011. The benefits from this change, along with other discrete items, decreased income tax expense for the three months ended June 30, 2011 by $4.5 million; absent these benefits, the effective tax rate for such period would have been higher by 8.4 percentage points.

The effective tax rate for the six months ended June 30, 2012 was lower than the rate for the six months ended June 30, 2011 primarily as a result of tax benefits related to the expiration of the statutes of limitation for certain tax years in 2012 and correction of deferred tax balances related to certain partnership investments in 2012. The amount of the correction was $3.7 million and relates to the quarter ended December 31, 2011. The benefits from this change, along with other discrete items, decreased income tax expense for the six months ended June 30, 2012 by $8.4 million; absent these benefits, the effective tax rate for such period would have been higher by 4.5 percentage points.

U.S. Cellular incurred a federal net operating loss in 2011 largely attributable to 100% bonus depreciation applicable to qualified capital expenditures.  U.S. Cellular carried back this federal net operating loss to prior tax years, and received a $58.2 million refund in 2012 for carrybacks to 2009 and 2010 tax years.  U.S. Cellular’s future federal income tax liabilities associated with the benefits realized from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet.  The bonus depreciation rate for federal income tax purposes is 50% for 2012 and will expire at the end of the year.  U.S. Cellular expects federal income tax payments to substantially increase beginning in 2012 and remain at a higher level for several years as the amount of U.S. Cellular’s federal tax depreciation deduction substantially decreases.

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

The amounts used in computing earnings per Common and Series A Common Share and the effects of potentially dilutive securities on the weighted average number of Common and Series A Common Shares are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
(Dollars and shares in thousands, except per share amounts)
Net income attributable to U.S. Cellular shareholders	$52,685	$74,939	$115,177	$110,100

Weighted average number of shares used in basic earnings per share	84,707	84,930	84,638	85,206
Effects of dilutive securities:
Stock options	54	166	74	167
Restricted stock units	300	301	364	366
Weighted average number of shares used in diluted earnings per share	85,061	85,397	85,076	85,739

Basic earnings per share attributable to U.S. Cellular shareholders	$0.62	$0.88	$1.36	$1.29

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.62	$0.88	$1.35	$1.28

Certain Common Shares issuable upon the exercise of stock options or vesting of restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings per share because their effects were antidilutive. The number of such Common Shares excluded is shown in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
(Shares in thousands)
Stock options	2,264	1,569	2,668	1,315

Restricted stock units	208	168	415	141

6.   Acquisitions, Divestitures and Exchanges

U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investments. As part of this strategy, U.S. Cellular reviews attractive opportunities to acquire additional operating markets and wireless spectrum. In addition, U.S. Cellular may seek to divest outright or include in exchanges for other wireless interests those interests that are not strategic to its long-term success.

In March 2012, U.S. Cellular sold the majority of the assets and liabilities of a wireless market for $49.8 million in cash, net of working capital adjustments.  In connection with the sale, a $4.2 million gain was recorded in Loss on asset disposals, net in the Consolidated Statement of Operations for the six months ended June 30, 2012.  At December 31, 2011, assets and liabilities of $49.6 million and $1.1 million, respectively, related to this wireless market were classified in the Consolidated Balance Sheet as “held for sale.”

On June 19, 2012, U.S. Cellular entered into an agreement to acquire seven 700 MHz licenses covering portions of Illinois, Michigan, Minnesota, Missouri, Nebraska, Oregon, Washington and Wisconsin for $57.7 million. The acquisition requires approval from the Federal Communications Commission (“FCC”) and, if approved, is expected to close in the fourth quarter of 2012.

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

U.S. Cellular’s acquisitions during the six months ended June 30, 2012 and 2011 and the allocation of the purchase price for these acquisitions were as follows:

		Allocation of Purchase Price

				Intangible assets subject to amortization
					Net tangible assets/ (liabilities)
	Purchase price (1)
		Goodwill	Licenses
(Dollars in thousands)
2012
Licenses	$12,647	$—	$12,647	$—	$—
Total	$12,647	$—	$12,647	$—	$—

2011
Licenses	$2,800	$—	$2,800	$—	$—
Businesses	24,572	—	15,592	2,252	6,728
Total	$27,372	$—	$18,392	$2,252	$6,728

         (1)       Cash amounts paid for acquisitions may differ from the purchase price due to cash acquired in the transactions and the timing of cash payments related to the respective transactions.

7.   Intangible Assets

Changes in U.S. Cellular’s Licenses for the six months ended June 30, 2012 and 2011 are presented below.  There were no significant changes to Goodwill or Customer lists during the periods presented.

Licenses
	June 30, 2012	June 30, 2011

(Dollars in thousands)
Balance, beginning of period	$1,470,769	$1,452,101
Acquisitions	12,647	2,800
Other	786	—
Balance, end of period	$1,484,202	$1,454,901

8.   Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $25.2 million and $22.5 million in the three months ended June 30, 2012 and 2011, respectively, and $46.8 million and $43.4 million in the six months ended June 30, 2012 and 2011, respectively; of those amounts, U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $19.2 million and $14.1 million in the three months ended June 30, 2012 and 2011, respectively, and $36.3 million and $27.1 million in the six months ended June 30, 2012 and 2011, respectively.  U.S. Cellular held a 5.5% ownership interest in the LA Partnership during these periods.

The following table, which is based on information provided in part by third parties, summarizes the combined results of operations of U.S. Cellular’s equity method investments:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
(Dollars in thousands)

Revenues	$1,420,492	$1,355,114	$2,851,865	$2,679,573
Operating expenses	1,014,995	1,034,407	2,086,883	2,065,762
Operating income	405,497	320,707	764,982	613,811
Other income (expense), net	1,320	1,386	2,236	2,813
Net income	$406,817	$322,093	$767,218	$616,624

9.   Commitments, Contingencies and Other Liabilities

Agreements

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  Pursuant to an updated Statement of Work dated June 29, 2012, the implementation of B/OSS is expected to take until 2013 to complete and payments to Amdocs are estimated to be approximately $148.5 million (subject to certain potential adjustments). The $148.5 million will be paid in installments through the second half of 2013.  As of June 30, 2012, $67.4 million had been paid to Amdocs.

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

U.S. Cellular has accrued $1.8 million and $1.7 million with respect to legal proceedings and unasserted claims as of June 30, 2012 and December 31, 2011, respectively. U.S. Cellular has not accrued any amount for legal proceedings if it cannot estimate the amount of the possible loss or range of loss. U.S. Cellular does not believe that the amount of any contingent loss in excess of the amounts accrued would be material.

 Subpoena

November 1, 2011, TDS received a subpoena from the FCC’s Office of Inspector General requesting information regarding receipt of Federal Universal Service Fund support relating to TDS and its affiliates, which includes U.S.   Cellular. TDS has provided the information requested and has not received any further communications from the FCC regarding this matter after providing such information. TDS intends to fully cooperate with any further requests for information. TDS cannot predict any action that may be taken as a result of the request.

10.  Variable Interest Entities (VIEs)

Consolidated VIEs

As of June 30, 2012, U.S. Cellular holds a variable interest in and consolidates the following VIEs under GAAP:

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

U.S. Cellular’s capital contributions and advances made to these VIEs totaled $5.0 million and $6.8 million in the six months ended June 30, 2012 and 2011, respectively.

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

The following table presents the classification of the consolidated VIEs’ assets and liabilities in U.S. Cellular’s Consolidated Balance Sheet.

	June 30, 2012	December 31, 2011

(Dollars in thousands)
Assets
Cash and cash equivalents	$7,933	$12,086
Other current assets	156	47
Licenses	486,136	483,059
Property, plant and equipment, net	13,140	9,450
Other assets and deferred charges	836	153
Total assets	$508,201	$504,795

Liabilities
Current liabilities	$624	$957
Deferred liabilities and credits	1,620	—
Total liabilities	$2,244	$957

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

Aquinas Wireless, King Street Wireless, Barat Wireless and Carroll Wireless were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions. As such, these entities have risks similar to the business risks described in the “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2011.

U.S. Cellular began offering fourth generation Long-term Evolution (“4G LTE”) service in certain cities within its service areas during the first quarter of 2012 and has plans to expand the deployment of 4G LTE to cover over 50 percent of customers by the end of 2012.  U.S. Cellular currently provides 4G LTE service in conjunction with King Street Wireless. Aquinas Wireless, Barat Wireless and Carroll Wireless are still in the process of developing long-term business plans.

On May 21, 2012, U.S. Cellular entered into an agreement to acquire 100% of the ownership interest in Barat Wireless, Inc., the general partner of Barat Wireless L.P., for an immaterial amount. The acquisition requires approval from the FCC and, if approved, is expected to close in the third quarter of 2012. Following the closing, Barat Wireless L.P. and Barat Wireless, Inc. will cease to be VIEs but will continue to be consolidated.

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

Share repurchases made under this authorization were as follows:

	Six Months Ended June 30,

	2012	2011
(Dollars and shares in thousands, except cost per share)

Number of shares	—	1,276
Average cost per share	$—	$48.83
Total cost	$—	$62,308

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

The settlement value or estimate of cash that would be due and payable to settle these noncontrolling interests, assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on June 30, 2012, net of estimated liquidation costs, is $165.9 million.  This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet.  The estimate of settlement value was based on certain factors and assumptions which are subjective in nature.  Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.  U.S. Cellular currently has no plans or intentions relating to the liquidation of any of the related partnerships or LLCs prior to their scheduled termination dates.  The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at June 30, 2012 was $66.1 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is primarily due to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs.  Neither the noncontrolling interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements.

13.  Supplemental Cash Flow Disclosures

Following are supplemental cash flow disclosures regarding transactions related to stock-based compensation awards:

	Six Months Ended June 30,

	2012	2011
(Dollars and shares in thousands)
Common Shares withheld (1)	78	120

Aggregate value of Common Shares withheld	$3,076	$5,940

Cash receipts upon exercise of stock options	$627	$4,764
Cash disbursements for payment of taxes (2)	(3,092)	(3,500)
Net cash receipts (disbursements) from exercise of stock options and vesting of other stock awards	$(2,465)	$1,264

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

14.  Related Parties

In the second quarter of 2012, certain subsidiaries of U.S. Cellular agreed to lease wireless spectrum from Airadigm Communications, Inc. (“Airadigm”) to enhance wireless services in existing markets.  Both U.S. Cellular and Airadigm are consolidated subsidiaries of TDS.  The lease agreements require U.S. Cellular to make payments of approximately $0.5 million to Airadigm annually for a period of five years after which U.S. Cellular will have an option to renew the lease for a fixed period of time.  U.S. Cellular accounts for these leases as operating leases and includes the lease payments as Systems operations expense in the Consolidated Statement of Operations.

The Audit Committee of the Board of Directors of U.S. Cellular is responsible for the review and evaluation of all related party transactions as such term is defined by the rules of the New York Stock Exchange (“NYSE”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

United States Cellular Corporation (“U.S. Cellular”) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 84%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”) as of June 30, 2012.

U.S. Cellular provides wireless telecommunications services to approximately 5.8 million customers in five geographic market areas in 26 states. As of June 30, 2012, U.S. Cellular’s average penetration rate in its consolidated operating markets was 12.3%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.

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

Financial and operating highlights in the six months ended June 30, 2012 included the following:

•         Total customers were 5,799,000 at June 30, 2012, including 5,542,000 retail customers.

•         In May 2012, U.S. Cellular began offering U Prepaid, a no contract wireless service, in select Walmart stores within its service areas.

•         In late March 2012, U.S. Cellular, in conjunction with King Street Wireless L.P., began offering fourth generation Long-term Evolution (“4G LTE”) service; as of June 30, 2012, the 4G LTE network covered approximately 30 percent of U.S. Cellular’s customers.  4G LTE enhances the wireless experience by significantly increasing both the speed and data capacity available compared to 3G networks. See Note 10 — Variable Interest Entities (VIEs) in the Notes to the Consolidated Financial Statements for additional information about King Street Wireless.

•         Retail customer net losses were 62,000 in 2012 compared to net losses of 89,000 in 2011.  In the postpaid category, there was a net loss of 86,000 in 2012 compared to a net loss of 63,000 in 2011. Prepaid net additions were 24,000 in 2012 compared to net losses of 26,000 in 2011.

•         Postpaid customers comprised approximately 94% of U.S. Cellular’s retail customers as of June 30, 2012. The postpaid churn rate was 1.6% in 2012 compared to 1.4% in 2011.

•         Postpaid customers on smartphone service plans increased to 37% as of June 30, 2012 compared to 23% as of June 30, 2011. In addition, smartphones represented 53% of all devices sold in 2012 compared to 41% in 2011.

•         Service revenues of $2,053.6 million increased $66.4 million year-over-year, primarily due to continued growth in both data revenues from U.S. Cellular customers and inbound data roaming revenues.

•         Cash flows from operating activities were $412.2 million. At June 30, 2012, Cash and cash equivalents and Short-term investments totaled $538.4 million and there were no outstanding borrowings under the revolving credit facility.

•         Additions to Property, plant and equipment totaled $384.5 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, deploy 4G LTE equipment, outfit new and remodel existing retail stores, develop new billing and other customer management related systems and platforms, and enhance existing office systems. Total cell sites in service increased 2% year-over-year to 7,932.

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

•         Operating income increased $6.5 million, or 4%, to $169.4 million in 2012. An increase in revenues was partly offset by increases in all major categories of operating expenses.

•         Net income attributable to U.S. Cellular shareholders increased $5.1 million, or 5%, to $115.2 million in 2012 compared to $110.1 million in 2011, primarily due to higher operating income as well as a lower effective tax rate. Basic earnings per share was $1.36 in 2012, which was $0.07 higher than in 2011, and Diluted earnings per share was $1.35, which was $0.07 higher than in 2011.

U.S. Cellular anticipates that its future results will be affected by the following factors:

•         The impact of the Belief Project on long-term profitability.  Under the Belief Project, U.S. Cellular offers several innovative services, including no contract after the first contract; simplified national rate plans; a loyalty rewards program; overage protection, caps and forgiveness; and discounts for paperless billing and automatic payment. U.S. Cellular believes that offering these services will increase postpaid gross additions over the next several years and contribute to incremental growth in average revenue per customer and improvement in the postpaid churn rate. As of June 30, 2012, 3.6 million customers subscribe to Belief Plans;

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

•         Expanded distribution of products and services, such as U Prepaid, in national retailers outside of company-controlled retail distribution points;

•         Potential increases in prepaid customers, who generally generate lower average revenue per user (“ARPU”), as a percentage of U.S. Cellular’s customer base in response to changes in customer preferences and industry dynamics;

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

•         Continued growth in revenues and costs related to data products and services and declines in revenues from voice services;

•         Rapid growth in the demand for new data devices and services which may result in increased cost of equipment sold and other operating expenses and the need for additional investment in network capacity;

•         Costs of developing and enhancing office and customer support systems, including costs and risks and potential benefits associated with the completion of the multi-year initiatives described above;

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

•         The FCC’s adoption of mandatory 4G roaming rules which may be of assistance in the negotiation of data roaming agreements with other wireless operators in the future; and

•         Exclusive arrangements between manufacturers of wireless devices and other carriers, or other economic or competitive factors, that restrict U.S. Cellular’s access to devices desired by customers.

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

2012 Estimates

U.S. Cellular’s estimates of full-year 2012 results are shown below. Such estimates represent U.S. Cellular’s views as of the date of filing of U.S. Cellular’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarterly period ended June 30, 2012. Such forward‑looking statements should not be assumed to be current as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

The following is unchanged from guidance as disclosed in U.S. Cellular’s Quarterly Report on Form 10-Q for the period ended March 31, 2012.

2012 Estimated Results (1)
Service revenues	$4,050-$4,150 million
Operating income (2)	$200-$300 million
Depreciation, amortization and accretion expenses, and net gain or loss on asset disposals and exchanges and impairment of assets (2)	Approx. $600 million
Adjusted OIBDA (2)(3)	$800-$900 million
Capital expenditures	Approx. $850 million

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of June 30, (1)	2012	2011

Customers
Customers on postpaid service plans in which the end user is a customer of U.S. Cellular (“postpaid customers”)	5,213,000	5,356,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	329,000	288,000
Total retail customers	5,542,000	5,644,000
End user customers acquired through U.S. Cellular’s agreements with third parties (“reseller customers”)	257,000	324,000
Total customers	5,799,000	5,968,000

Total market population of consolidated operating markets (2)	46,966,000	46,888,000
Market penetration in consolidated operating markets (2)	12.3%	12.7%

Total market population of consolidated operating and non-operating markets (2)	92,684,000	91,204,000
Market penetration in consolidated operating and non-operating markets (2)	6.3%	6.5%

Employees
Full-time employees	7,602	8,063
Part-time employees	990	1,021
Total employees	8,592	9,084

Cell sites in service	7,932	7,770
Smartphone penetration (3)(4)	36.8%	23.1%

For the Six Months Ended June 30, (5)	2012	2011
Net retail customer additions (losses) (6)	(62,000)	(89,000)
Net customer additions (losses) (6)	(87,000)	(109,000)

Average monthly service revenue per customer (7)
Service revenues per Consolidated Statement of Operations (000s)	$2,053,562	$1,987,143
Divided by total average customers during period (000s)	5,838	6,021
Divided by number of months in each period	6	6
Average monthly service revenue per customer	$58.63	$55.01

Postpaid churn rate (8)	1.6%	1.4%
Smartphones sold as a percent of total devices sold (3)	53.0%	41.0%

(1)     Amounts include results for U.S. Cellular’s consolidated markets as of June 30.

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

(8)     Postpaid churn rate represents the percentage of the postpaid customer base that disconnects service each month. This amount represents the average monthly postpaid churn rate for the six months ended June 30, of the respective year.

Components of Operating Income

Six Months Ended June 30,	2012	2011	Change	Percentage Change
(Dollars in thousands)
Retail service	$1,777,746	$1,733,232	$44,514	3%
Inbound roaming	166,495	147,146	19,349	13%
Other	109,321	106,765	2,556	2%
Service revenues	2,053,562	1,987,143	66,419	3%
Equipment sales	142,959	146,131	(3,172)	(2)%
Total operating revenues	2,196,521	2,133,274	63,247	3%

System operations (excluding Depreciation, amortization and accretion reported below)	476,391	445,404	30,987	7%
Cost of equipment sold	378,736	367,488	11,248	3%
Selling, general and administrative	877,297	863,662	13,635	2%
Depreciation, amortization and accretion	294,240	289,917	4,323	1%
Loss on asset disposals, net	492	3,959	(3,467)	(88)%
Total operating expenses	2,027,156	1,970,430	56,726	3%
Operating income	$169,365	$162,844	$6,521	4%

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

Retail service revenues

Retail service revenues increased by $44.5 million, or 3%, in 2012 to $1,777.7 million as the impact of an increase in billed ARPU was partially offset by a decrease in U.S. Cellular’s average customer base.

Billed ARPU increased to $50.75 in 2012 from $47.98 in 2011. This overall increase reflects an increase in Postpaid ARPU to $54.21 in 2012 from $51.54 in 2011, reflecting increases in revenues from data products and services.

The average number of customers decreased to 5,838,000 in 2012 from 6,021,000 in 2011, driven primarily by reductions in postpaid and reseller customers.

U.S. Cellular expects continued pressure on revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings.

As discussed in the Overview section above, U.S. Cellular’s Belief Project allows customers selecting Belief Plans to earn loyalty reward points.  U.S. Cellular accounts for loyalty reward points under the deferred revenue method.  Under this method, U.S. Cellular allocates a portion of the revenue billed to customers under the Belief Plans to the loyalty reward points. The revenue allocated to these points is initially deferred in the Consolidated Balance Sheet and is recognized in future periods when the loyalty reward points are redeemed or used.  Application of the deferred revenue method of accounting related to loyalty reward points resulted in deferring net revenues of $12.7 million and $16.3 million in the six months ended June 30, 2012 and 2011, respectively. These amounts are included in the Customer deposits and deferred revenues in the Consolidated Balance Sheet.

Inbound roaming revenues

Inbound roaming revenues increased by $19.3 million, or 13%, in 2012 to $166.5 million. The growth was driven primarily by increased data usage by customers of other carriers who used U.S. Cellular’s networks when roaming.  U.S. Cellular expects continued growth in data usage but expects that both Inbound roaming revenue and expenses for U.S. Cellular customers roaming on other carriers’ networks will decline from current levels in the near-term due to lower rates.

Other revenues

Other revenues increased by $2.6 million, or 2%, in 2012 to $109.3 million, primarily due to an increase in revenues received from other wireless carriers who collocate on U.S. Cellular’s towers.

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

The FCC has announced its intention to conduct an auction on September 27, 2012 (“Mobility Fund Phase I”) for disbursement of $300 million on a one-time basis for deployment of 3G or better wireless broadband networks in areas deemed by the FCC to be unserved by at least 3G technology. This will be a one round auction with the lowest bidders receiving funding until the $300 million fund is exhausted.  On July 11, 2012, U.S. Cellular filed “short form” applications with the FCC in all 15 of the states that U. S Cellular is currently eligible to receive USF funding which is a condition precedent to participating in the Mobility Fund Phase I auction.

The terms and rules for participating in the CAF for wireless eligible telecommunications carriers (“ETC”) have not been developed by the FCC yet.   It is uncertain whether U.S. Cellular will obtain support through any of these replacement mechanisms to the current USF funding regime.  If U.S. Cellular is successful in obtaining support, it will be required to meet certain regulatory conditions to obtain and retain the right to receive support including, for example, allowing other carriers to collocate on U.S. Cellular’s towers, allowing voice and data roaming on U.S. Cellular’s network, and submitting various reports and certifications to retain eligibility each year.  It is possible that additional regulatory requirements will be imposed pursuant to the Commission’s Further Notice of Proposed Rulemaking.

U.S. Cellular’s current USF support is scheduled to be phased down.  Support for 2012 (excluding certain adjustments) was frozen on January 1, 2012 using support for 2011 as a baseline and will be reduced by 20% starting in July 2012.  The estimated reduction in USF support that U.S. Cellular otherwise would have received in 2012 is approximately $16 million.  Support will be further reduced by 20% in July of each subsequent year; however, if the Phase II Mobility Fund is not operational by July 2014, the phase down will halt at that time with a 40% reduction in support, until such time as the Phase II Mobility Fund is operational.

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

Equipment sales revenues

Equipment sales revenues include revenues from sales of wireless devices and related accessories to both new and existing customers, as well as revenues from sales of devices and accessories to agents. All Equipment sales revenues are recorded net of rebates.

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

The decrease in 2012 Equipment sales revenues of $3.2 million, or 2%, to $143.0 million was driven by a decrease of 4% in average revenue per device sold as well as a decrease of 1% in total devices sold. Average revenue per device sold decreased due to more aggressive promotional customer equipment pricing.

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

Key components of the $31.0 million, or 7%, increase in System operations expenses to $476.4 million were as follows:

•         Maintenance, utility and cell site expenses increased $16.8 million, or 9%, driven in part by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,932 at June 30, 2012 and 7,770 at June 30, 2011, as U.S. Cellular continued to expand and enhance coverage in its existing markets.  Expenses also increased to support rapidly growing demand for data services and the deployment and operation of 4G LTE networks.

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $8.8 million, or 8%, primarily due to higher data roaming expenses offset by a decline in voice roaming expenses.

•         Customer usage expenses increased by $5.4 million, or 4%, driven by increases in data infrastructure expenses related to the new 4G LTE network, network capacity expansion and increased data usage by subscribers.

U.S. Cellular expects total system operations expenses to increase on a year-over-year basis in the foreseeable future to support the continued growth in cell sites and other network facilities as it continues to add capacity, enhance quality and deploy new technologies to support increases in total customer usage, particularly data usage.

Cost of equipment sold

Cost of equipment sold increased by $11.2 million, or 3%, in 2012 to $378.7 million. The increase was driven by a 5% increase in the average cost per device sold offset by a decrease of 1% in total devices sold.  Average cost per device sold increased due primarily to a shift in customer preference to higher cost smartphones from lower cost feature phones offset by lower overall average costs for devices due to continued improvements in device supplier pricing.

U.S. Cellular’s loss on equipment, defined as Equipment sales revenues less Cost of equipment sold, was $235.8 million and $221.4 million for 2012 and 2011, respectively. U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as wireless carriers continue to use device availability and pricing as a means of competitive differentiation. In addition, U.S. Cellular expects increasing sales of data centric wireless devices such as smartphones and tablets to result in higher equipment subsidies over time; these devices generally have higher purchase costs which cannot be recovered through proportionately higher selling prices to customers.

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

Key components of the $13.6 million, or 2%, increase to $877.3 million were as follows:

•         General and administrative increased by $18.2 million, or 4%, driven by increases in the USF contribution rate, employee related expenses, the costs of supporting more customers with advanced smartphones and bad debts expense.

•         Selling and marketing decreased by $4.6 million, or 1%, driven by a decrease in advertising expense partially offset by an increase due to agent compensation plan changes.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased $4.3 million, or 1%, in 2012 to $294.2 million primarily due to increased amortization expense related to certain business intelligence, customer relationship management and network system software platforms as well as increased depreciation expense related to an increase in Property, plant and equipment reflecting significant capital expenditures in 2011 and 2012.

See “Financial Resources” and “Liquidity and Capital Resources” for a discussion of U.S. Cellular’s capital expenditures.

Components of Other Income (Expense)

Six Months Ended June 30,	2012	2011	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating income	$169,365	$162,844	$6,521	4%

Equity in earnings of unconsolidated entities	46,768	43,360	3,408	8%
Interest and dividend income	1,888	1,597	291	18%
Gain (loss) on investment	(3,728)	13,373	(17,101)	>(100)%
Interest expense	(25,771)	(40,383)	14,612	36%
Other, net	(27)	50	(77)	>(100)%
Total investment and other income	19,130	17,997	1,133	6%

Income before income taxes	188,495	180,841	7,654	4%
Income tax expense	60,235	59,479	756	1%

Net income	128,260	121,362	6,898	6%
Less: Net income attributable to noncontrolling interests, net of tax	(13,083)	(11,262)	(1,821)	(16)%
Net income attributable to U.S. Cellular shareholders	$115,177	$110,100	$5,077	5%

Basic earnings per share attributable to
U.S. Cellular shareholders	$1.36	$1.29	$0.07	5%
Diluted earnings per share attributable to
U.S. Cellular shareholders	$1.35	$1.28	$0.07	5%

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

U.S. Cellular’s investment in the LA Partnership contributed $36.3 million to Equity in earnings of unconsolidated entities in 2012 compared to $27.1 million in 2011.  The remaining change resulted from decreases in net income from other equity interests.

Gain (loss) on investment

Gain (loss) on investment includes, in 2012, a provision for loss of $3.7 million related to a note receivable and preferred stock acquired by U.S. Cellular in connection with an acquisition in 1998,and, in 2011, a $13.4 million gain from the adjustment of a pre-existing noncontrolling interest for which U.S. Cellular purchased the remaining interest in May 2011.

Interest expense

The decrease in interest expense was due primarily to the write-off of unamortized debt issuance costs in 2011 of $8.2 million for U.S. Cellular’s $330.0 million, 7.5% Senior notes redeemed in June 2011, as well as the result of lower interest rates on outstanding debt and increases in capitalized interest on projects related to network and system enhancements in 2012.

Income tax expense

See Note 4 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of the change in income tax expense and the overall effective tax rate on Income before income taxes.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Components of Operating Income

Three Months Ended June 30,	2012	2011	Change	Percentage Change
(Dollars in thousands)
Retail service	$889,219	$868,630	$20,589	2%
Inbound roaming	86,363	82,760	3,603	4%
Other	54,160	50,640	3,520	7%
Service revenues	1,029,742	1,002,030	27,712	3%
Equipment sales	74,658	74,152	506	1%
Total operating revenues	1,104,400	1,076,182	28,218	3%
System operations (excluding Depreciation, amortization and accretion reported below)	243,227	227,801	15,426	7%
Cost of equipment sold	191,700	170,833	20,867	12%
Selling, general and administrative	435,053	423,953	11,100	3%
Depreciation, amortization and accretion	147,555	146,577	978	1%
Loss on asset disposals, net	2,702	2,922	(220)	(8)%
Total operating expenses	1,020,237	972,086	48,151	5%
Operating income	$84,163	$104,096	$(19,933)	(19)%

Operating Revenues

Retail service revenues

Retail service revenues increased $20.6 million, or 2%, in 2012 as the impact of an increase in billed ARPU was partly offset by a decrease in U.S. Cellular’s average customer base.

•         Average monthly Retail service revenue per customer increased to $50.99 in 2012 compared to $48.28 in 2011. The net increase resulted primarily from growth in revenues from data products and services.

•         The average number of customers decreased to 5,813,000 in 2012 from 5,998,000 in 2011, driven by reductions in postpaid and reseller customers.

U.S. Cellular expects continued pressure on revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings.

Inbound roaming revenues

Inbound roaming revenues increased by $3.6 million, or 4% in 2012 compared to 2011. The growth was driven primarily by an increase in revenues from data roaming.

Other revenues

Other revenues increased by $3.5 million, or 7%, primarily due to an increase in ETC revenues.  ETC revenues recorded in 2012 were $38.4 million compared to $36.2 million in 2011, reflecting revisions to amounts received in prior years as determined by the Universal Service Administrative Company.

Equipment sales revenues

Equipment sales revenues in 2012 of $74.7 million were relatively unchanged in comparison to 2011.

Total operating revenues – Loyalty reward program impact

Application of the deferred revenue method of accounting related to loyalty reward points resulted in deferring net revenues of $6.3 million and $8.7 million in the three months ended June 30, 2012 and 2011, respectively. These amounts are included in the Customer deposits and deferred revenues in the Consolidated Balance Sheet.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the overall increase in System operations expenses were as follows:

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $6.5 million, or 11%, primarily due to higher data roaming expenses offset by a decline in voice roaming expenses.

•         Maintenance, utility and cell site expenses increased $6.0 million, or 6%, driven in part by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,932 at June 30, 2012 and 7,770 at June 30, 2011, as U.S. Cellular continued to expand and enhance coverage in its existing markets.  Expenses also increased to support rapidly growing demand for data services and the deployment and operation of 4G LTE networks.

•         Customer usage expense increased $3.0 million, or 4%, driven by increases in data infrastructure expenses related to the new 4G LTE network, network capacity expansion and increased data usage by subscribers.

Cost of equipment sold

Cost of equipment sold increased in 2012 compared to 2011 due primarily to a shift in the mix of units sold to higher priced smartphones, which resulted in an increase of 13% in average cost per device sold, as well as a 2% increase in the total number of devices sold.

Selling, general and administrative expenses

Key components of the $11.1 million, or 3%, increase in Selling, general and administrative expense to $435.1 million were as follows:

•         General and administrative increased by $14.0 million, or 6%, driven by increases in the USF contribution rate, employee related expenses, the costs of supporting more customers with advanced smartphones and bad debt expense.

•         Selling and marketing decreased by $2.9 million, or 2%, driven by a decrease in advertising expense partially offset by an increase due to agent compensation plan changes.

Components of Other Income (Expense)

				Percentage
Three Months Ended June 30,	2012	2011	Change	Change
(Dollars in thousands, except per share amounts)
Operating income	$84,163	$104,096	$(19,933)	(19)%

Equity in earnings from unconsolidated entities	25,154	22,469	2,685	12%
Interest and dividend income	845	748	97	13%
Gain (loss) on investment	(3,728)	13,373	(17,101)	>(100)%
Interest expense	(12,360)	(25,197)	12,837	51%
Other, net	(229)	175	(404)	>(100)%
Total investment and other income	9,682	11,568	(1,886)	(16)%

Income before income taxes	93,845	115,664	(21,819)	(19)%
Income tax expense	34,597	34,732	(135)	—

Net income	59,248	80,932	(21,684)	(27)%
Less: Net income attributable to noncontrolling
interests, net of tax	(6,563)	(5,993)	(570)	(10)%
Net income attributable to U.S. Cellular	$52,685	$74,939	$(22,254)	(30)%

Basic earnings per share attributable to
U.S. Cellular shareholders	$0.62	$0.88	$(0.26)	(30)%
Diluted earnings per share attributable to
U.S. Cellular shareholders	$0.62	$0.88	$(0.26)	(30)%

Equity in earnings of unconsolidated entities

U.S. Cellular’s investment in the LA Partnership contributed $19.2 million and $14.1 million to Equity in earnings of unconsolidated entities in 2012 and 2011, respectively.  The remaining change resulted from decreases in net income from other equity interests.

Gain (loss) on investment

Gain (loss) on investment includes, in 2012, a provision for loss of $3.7 million related to a note receivable and preferred stock acquired by U.S. Cellular in connection with an acquisition in 1998, and, in 2011, a $13.4 million gain from the adjustment of a pre-existing noncontrolling interest for which U.S. Cellular purchased the remaining interest in May 2011.

Interest expense

The decrease in interest expense was due primarily to the write-off of unamortized debt issuance costs in 2011 of $8.2 million for U.S. Cellular’s $330.0 million, 7.5% Senior notes redeemed in June 2011, as well as the result of lower interest rates on outstanding debt and increases in capitalized interest on projects related to network and system enhancements in 2012.

Income tax expense

See Note 4 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of the change in income tax expense and the overall effective tax rate on Income before income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are not expected to have a significant effect on U.S. Cellular’s financial condition or results of operations.  See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for additional details.

FINANCIAL RESOURCES

U.S. Cellular operates a capital‑ and marketing‑intensive business. U.S. Cellular utilizes cash from its operating activities, cash proceeds from divestitures, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and Common Share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize U.S. Cellular’s cash flow activities in the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

	2012	2011
(Dollars in thousands)
Cash flows from (used in):
Operating activities (1)	$412,237	$438,100
Investing activities (1)	(396,183)	(229,870)
Financing activities	(2,585)	(61,030)
Cash classified as held for sale	—	(5,687)
Net increase in cash and cash equivalents	$13,469	$141,513

(1)     In preparing its Consolidated Statement of Cash Flows for the year ended December 31, 2011, U.S. Cellular discovered certain errors related to the classification of outstanding checks with the right of offset and the classification of Accounts payable for Additions to property, plant and equipment. These errors resulted in the misstatement of Cash flows from operating activities and Cash flows used in investing activities for the six months ended June 30, 2011. The amounts herein reflect the revised amounts.  See Note 2 — Revision of Prior Period Amounts in the Notes to Consolidated Financial Statements for additional information.

Cash Flows from Operating Activities

The following table presents Adjusted OIBDA and is included for purposes of analyzing changes in operating activities. U.S. Cellular believes this measure provides useful information to investors regarding U.S. Cellular’s financial condition and results of operations because it highlights certain key cash and non-cash items and their impacts on Cash flows from operating activities:

	2012	2011
(Dollars in thousands)
Operating income	$169,365	$162,844
Non-cash items
Depreciation, amortization and accretion	294,240	289,917
Loss on impairment of intangible assets	—	—
Loss on asset disposals, net	492	3,959
Adjusted OIBDA (1)	$464,097	$456,720

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

Cash flows from operating activities in 2012 were $412.2 million, a decrease of $25.9 million from 2011.  Significant changes included the following:

•         Adjusted OIBDA, as shown in the table above, increased by $7.4 million primarily due to an increase in operating income.  See discussion in the “Results of Operations” for factors that affected operating income.

•         Income tax refunds, net of $48.0 million were recorded in 2012 compared to income tax refunds, net of $33.2 million in 2011.  Federal tax refunds of $58.2 million were received in 2012 primarily for carrybacks to the 2009 and 2010 tax years.  U.S. Cellular incurred a federal net operating loss in 2011 largely attributable to 100% bonus depreciation applicable to qualified capital expenditures.  U.S. Cellular’s future federal income tax liabilities associated with the current benefits realized from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet. U.S. Cellular expects federal income tax payments to substantially increase beginning in 2012 and remain at a higher level for several years as the amount of U.S. Cellular’s federal tax depreciation deduction substantially decreases as a result of having accelerated depreciation in earlier years. This expectation assumes that federal bonus depreciation provisions are not enacted in future periods. To the extent further federal bonus depreciation provisions are enacted, this expectation will change.

•         Distributions from unconsolidated entities provided $6.7 million and $47.1 million in 2012 and 2011, respectively, resulting in a year-over-year decrease in cash flows of $40.4 million.  This change was primarily a result of a timing difference in the receipt of a distribution from the Los Angeles SMSA Limited Partnership.

•         Changes in Accounts receivable required $13.4 million and $35.9 million in 2012 and 2011, respectively, resulting in a year-over-year increase in cash flows of $22.5 million.  Accounts receivable balances fluctuate based on the timing of customer payments, promotions and other factors.

•         Changes in Accounts payable required $17.9 million in 2012 and provided $28.9 million in 2011, causing a year-over-year decrease in cash flows of $46.8 million.  Changes in Accounts payable were primarily driven by payment timing differences related to operating expenses and device purchases.

•  Due to the fact that non-cash (gains)/losses on investment are deducted from/(added to) Net income to calculate Cash flows from operating activities, the changes in (Gain) loss on investment, includes a loss of $3.7 million in 2012 and a gain of $13.4 million in 2011, causing by a year-over-year increase in cash flows of $17.1 million.

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

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures) totaled $384.5 million in 2012 and $258.0 million in 2011. Cash used for capital expenditures totaled $430.2 million in 2012 and $265.4 million in 2011. These expenditures were made to construct new cell sites, build out 4G LTE networks in certain markets, increase capacity in existing cell sites and switches, develop new and enhance existing office systems such as the new Billing and Operational Support and customer relationship management platforms, and construct new and remodel existing retail stores.

Cash payments for acquisitions in 2012 and 2011 were as follows:

Cash Payment for Acquisitions (1)	2012	2011
(Dollars in thousands)
Licenses	$12,647	$2,800
Additional interest in operating market	—	19,367
Total	$12,647	$22,167

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

U.S. Cellular invested $45.0 million and $20.0 million in 2012 and 2011, respectively, in U.S. treasuries and corporate notes with maturities of greater than three months from the acquisition date.  U.S. Cellular realized proceeds of $45.0 million and $75.0 million in 2012 and 2011, respectively, related to the maturities of its investments in U.S. treasuries and corporate notes.  Accordingly, the net impact of this activity was to decrease Cash flows from investing activities by $55.0 million on a year-over-year basis.

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

U.S. Cellular did not repurchase any Common Shares in 2012, whereas it repurchased Common Shares at an aggregate cost of $62.3 million in 2011.  See Note 11 — Common Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

Cash Classified as Held for Sale

On May 9, 2011, U.S. Cellular purchased the remaining ownership interest in a wireless business in which it previously held a noncontrolling interest. As of June 30, 2011, the assets and liabilities of this business, including $5.7 million in cash, were classified as “held for sale,”.  In March 2012, U.S. Cellular sold the majority of the assets and liabilities of this wireless business.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for additional information.

Free Cash Flow

The following table presents Free cash flow.  U.S. Cellular believes that Free cash flow as reported by U.S. Cellular may be useful to investors and other users of its financial information in evaluating the amount of cash generated by business operations, after Cash used for additions to property, plant and equipment.

Six Months Ended June 30,	2012	2011
(Dollars in thousands)
Cash flows from operating activities	$412,237	$438,100
Cash used for additions to property, plant and equipment	(430,225)	(265,394)
Free cash flow (1)	$(17,988)	$172,706

                 (1) Free cash flow is defined as Cash flows from operating activities less Cash used for additions to property, plant and equipment. Free cash flow is a non-GAAP financial measure.

See Cash Flows from Operating Activities and Cash Flows from Investing Activities for details on the changes to the components of Free cash flow.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, U.S. Cellular had Cash and cash equivalents of $437.6 million, Short-term investments of $100.7 million, Long-term investments of $55.5 million and available funds under its revolving credit facility of $299.8 million, as discussed in more detail below.  U.S. Cellular believes that existing cash and investments balances, funds available under its revolving credit facility and expected cash flows from operating activities provide substantial liquidity and financial flexibility for U.S. Cellular to meet its normal financing needs (including working capital, construction and development expenditures, and share repurchases under its approved program) for the foreseeable future. In addition, U.S. Cellular may have access to public and private capital markets to help meet its financing needs.

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

Cash and Cash Equivalents

At June 30, 2012, U.S. Cellular had $437.6 million in Cash and cash equivalents, which included cash and short-term, highly liquid investments with original maturities of three months or less. The primary objective of U.S. Cellular’s Cash and cash equivalents investment activities is to preserve principal.  At June 30, 2012, the majority of U.S. Cellular’s Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury securities with original maturities of less than three months or in repurchase agreements fully collateralized by such obligations.  U.S. Cellular monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Short-term and Long-term Investments

At June 30, 2012, U.S. Cellular had $100.7 million in Short-term investments and $55.5 million in Long-term investments. Short-term and Long-term investments consist of U.S. treasuries and corporate notes, all of which are designated as held-to-maturity investments and are recorded at amortized cost in the Consolidated Balance Sheet.  The corporate notes are guaranteed by the Federal Deposit Insurance Corporation.  For these investments, U.S. Cellular’s objective is to earn a higher rate of return on cash balances that are not anticipated to be required to meet liquidity needs in the near term, while maintaining a low level of investment risk.  See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional details on Short-term and Long-term investments.

Revolving Credit Facility

U.S. Cellular has a revolving credit facility available for general corporate purposes.

In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated December 17, 2010 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At June 30, 2012, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

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

As of June 30, 2012, U.S. Cellular’s credit rating from nationally recognized credit rating agencies remained at investment grade.

The following table summarizes the terms of U.S. Cellular’s revolving credit facility as of June 30, 2012:

(Dollars in millions)
Maximum borrowing capacity	$300.0
Letter of credit outstanding	$0.2
Amount borrowed	$—
Amount available for use	$299.8
Agreement date	December 2010
Maturity date	December 2012

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. The covenants also prescribe certain terms associated with intercompany loans from TDS or TDS subsidiaries to U.S. Cellular or U.S. Cellular subsidiaries.  There were no intercompany loans at June 30, 2012 or 2011.  U.S. Cellular believes it was in compliance as of June 30, 2012 with all of the covenants and requirements set forth in its revolving credit facility.

Long-Term Financing

U.S. Cellular had the following debt outstanding as of June 30, 2012:

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

U.S. Cellular’s long-term debt indenture does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.  U.S. Cellular believes it was in compliance as of June 30, 2012 with all covenants and other requirements set forth in its long-term debt indenture.  U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indenture.

The long-term debt principal payments due for the remainder of 2012 and the next four years represent less than 1% of the total long-term debt obligation at June 30, 2012.  Refer to Market Risk — Long-Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2011 and Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s Long-term debt.

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

Acquisitions, Divestitures and Exchanges

U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, U.S. Cellular reviews attractive opportunities to acquire additional wireless operating markets and wireless spectrum. In addition, U.S. Cellular may seek to divest outright or include in exchanges for other wireless interests those interests that are not strategic to its long-term success. U.S. Cellular also may be engaged from time to time in negotiations relating to the acquisition, divestiture or exchange of companies, strategic properties or wireless spectrum. In general, U.S. Cellular may not disclose such transactions until there is a definitive agreement.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for details on significant transactions.

FCC Auction

As discussed more fully above, on September 27, 2012, the FCC plans to conduct a single round, sealed bid, reverse auction to award up to $300 million in one-time Mobility Fund Phase I support to successful bidders that commit to provide 3G, or better, wireless service in areas designated as underserved by the FCC.  This auction has been designated by the FCC as Auction 901.  U.S. Cellular is contemplating participating in Auction 901, but it is uncertain whether U.S. Cellular will obtain support through this auction.

FCC anti-collusion rules place certain restrictions on business communications and disclosures by participants in an FCC auction.  The anti-collusion rules began on the application deadline for Auction 901, which was July 11, 2012, and are expected to last until a date specified by the FCC some time shortly after the conclusion of Auction 901.  The FCC anti-collusion rules place certain restrictions on business communications with other companies and on public disclosures relating to U.S. Cellular’s participation in an FCC auction.  For instance, these anti-collusion rules may restrict the normal conduct of U.S. Cellular’s business and/or disclosures by U.S. Cellular relating to the auctions.

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

Common Share Repurchase Program

U.S. Cellular has repurchased, and expects to continue to repurchase, its Common Shares, subject to its repurchase program. For additional information related to the current repurchase authorization and repurchases made during 2012 and 2011, see Note 11 — Common Share Repurchases in the Notes to Consolidated Financial Statements and Part II, Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There was no material change between December 31, 2011 and June 30, 2012 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2011 other than the material commitments described below.

In the first quarter of 2012, U.S. Cellular disclosed that future minimum rental payments under operating leases had increased since December 31, 2011 by the following amounts, due to lease amendments and extensions signed with a major tower vendor:

(Dollars in millions)
Less than 1 year	$0.3
1 - 3 years	6.0
3 - 5 years	14.1
More than 5 years	140.9
Total	$161.3

U.S. Cellular’s purchase obligations increased since December 31, 2011 by the following amounts due to certain agreements executed in the second quarter of 2012, primarily related to 4G LTE deployment:

(Dollars in millions)
Less than 1 year	$83.9
1 - 3 years	28.3
3 - 5 years	21.9
More than 5 years	1.3
Total	$135.4

Agreements

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  Pursuant to an updated Statement of Work dated June 29, 2012, the implementation of B/OSS is expected to take until 2013 to complete and payments to Amdocs are estimated to be approximately $148.5 million (subject to certain potential adjustments). The $148.5 million will be paid in installments through the second half of 2013.  As of June 30, 2012, $67.4 million had been paid to Amdocs.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with GAAP.  U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in U.S. Cellular’s Form 10-K for the year ended December 31, 2011.  There were no material changes to U.S. Cellular’s application of critical accounting policies and estimates during the six months ended June 30, 2012.

Goodwill and Licenses

Licenses and Goodwill must be assessed for impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. U.S. Cellular performs annual impairment testing of Licenses and Goodwill, as required by GAAP, in the fourth quarter of its fiscal year, based on fair values and net carrying values determined as of November 1. During the second quarter of 2012, a sustained decrease in U.S. Cellular’s share price resulted in a triggering event, as defined by GAAP, requiring an interim impairment test of Goodwill and Licenses as of June 30, 2012. Based on this test, U.S. Cellular concluded that there was no impairment of Goodwill or Licenses. Continuing weak macroeconomic conditions and financial markets and/or the performance of U.S. Cellular's stock price in the third quarter of 2012 could require an interim impairment test of Licenses and Goodwill as of September 30, 2012. In such event, it is possible that TDS could be required to recognize an impairment of its Licenses and/or Goodwill in the third quarter of 2012. The amount of any possible impairment is uncertain at this time, but could be material depending on conditions at September 30, 2012.

The following discussion compares the impairment tests performed as of June 30, 2012 and November 1, 2011.

Goodwill

U.S. Cellular tests Goodwill for impairment at the level of reporting referred to as a “reporting unit.”  For purposes of impairment testing of Goodwill in 2012 and 2011, U.S. Cellular identified five reporting units based on geographic service areas. There were no changes to U.S. Cellular’s reporting units, the allocation of Goodwill to those reporting units, or to U.S. Cellular’s overall Goodwill impairment testing methodology between its two most recent impairment testing dates, June 30, 2012 and November 1, 2011.

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

	June 30,	November 1,
Key assumptions	2012	2011
Weighted-average expected revenue growth rate (next five years)	2.82%	3.58%
Weighted-average long-term and terminal revenue growth rate (after year five)	2.00%	2.00%
Discount rate	11.0%	10.5%
Average annual capital expenditures (millions)	$636	$609

The decrease in the weighted-average expected revenue growth rate for the next five years was due to a decrease in projected customer penetration growth rate of market participants. In spite of lower overall market interest rates, the discount rate used to estimate cash flows increased from 10.5% in November 2011 to 11.0% in June 2012 due to a shift toward more equity in the representative capital structure of market participants.

The carrying value of each U.S. Cellular reporting unit as of June 30, 2012 was as follows:

Reporting unit	Carrying value
(Dollars in millions)
Central Region	$617
Mid-Atlantic Region	797
New England Region	251
New York Region	145
Northwest Region	337
Total	$2,147

As of June 30, 2012, the fair values of the reporting units exceeded their respective carrying values by amounts ranging from 20% to 80% of the respective carrying values. Therefore, no impairment of Goodwill existed.  Given that the fair values of the respective reporting units exceed their respective carrying values, provided all other assumptions remained the same, the discount rate would have to increase to a range of 12.6% to 14.7% to yield estimated fair values of reporting units that equal their respective carrying values at June 30, 2012.  Further, assuming all other assumptions remained the same, the terminal growth rate assumptions would need to decrease to negative amounts, ranging from negative 11.7% to negative 2.1%, to yield estimates of fair value equal to the carrying values of the respective reporting units at June 30, 2012.

Licenses

U.S. Cellular tests Licenses for impairment at the level of reporting referred to as a “unit of accounting.” For purposes of its impairment testing of Licenses as of June 30, 2012 and November 1, 2011, U.S. Cellular separated its FCC licenses into twelve units of accounting based on geographic service areas. Seven of these twelve units of accounting represented geographic groupings of licenses which, because they were not being utilized and, therefore, were not expected to generate cash flows from operating activities in the foreseeable future, were considered separate units of accounting for purposes of impairment testing.

Developed operating market licenses (“built licenses”)

U.S. Cellular applies the build-out method to estimate the fair values of built licenses.  The most significant assumptions applied for purposes of the June 30, 2012 and November 1, 2011 built licenses impairment assessments were as follows:

	June 30,	November 1,
Key assumptions	2012	2011
Build-out period	7 years	7 years
Discount rate	8.5%	9.0%
Long-term EBITDA margin	33.3%	32.2%
Long-term capital expenditure requirement (as a % of service revenue)	14.5%	13.0%
Long-term service revenue growth rate	2.0%	2.0%
Customer penetration rates	11-15%	11-16%

The discount rate used to estimate the fair value of built licenses was based on market participant capital structures, participant risk profiles, market conditions and risk premium assumptions. The decline from 9.0% in November 2011 to 8.5% in June 2012 primarily reflects the general decline in market interest rates during that period as well as revised cash flow assumptions based on forecasts of market participants.

The discount rate used in the valuation of built licenses is less than the discount rate used in the valuation of reporting units for purposes of Goodwill impairment testing. That is because the discount rate used for built licenses does not include a company-specific risk premium as a wireless license would not be subject to such risk.

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

The results of the Licenses impairment test at June 30, 2012 did not result in the recognition of a loss on impairment. Given that the fair values of the built licenses exceed their respective carrying values, the discount rate would have to increase to a range of 8.6% to 9.3% to yield estimated fair values of built licenses in the respective units of accounting that equal their respective carrying values at June 30, 2012.  An increase of 20 basis points to the assumed discount rate would cause less than a $10 million impairment whereas an increase of 50 basis points would cause an impairment of approximately $220 million.

Non-operating market licenses (“unbuilt licenses”)

For purposes of performing impairment testing of unbuilt licenses, U.S. Cellular prepares estimates of fair value by reference to prices paid in recent auctions and market transactions where available. If such information is not available, the fair value of the unbuilt licenses is assumed to have changed by the same percentage, and in the same direction, that the fair value of built licenses measured using the build-out method changed during the period. There was no impairment loss recognized related to unbuilt licenses as a result of the June 30, 2012 Licenses impairment test.

Carrying Value of Licenses

The carrying value of Licenses at June 30, 2012 was as follows:

Unit of accounting (1)	Carrying value
(Dollars in millions)
Developed Operating markets (5 units of accounting)
Central Region	$884
Mid-Atlantic Region	225
New England Region	103
Northwest Region	67
New York Region	—

Non-operating markets (7 units of accounting)
North Northwest (2 states)	3
South Northwest (2 states)	2
North Central (5 states)	50
South Central (5 states)	15
East Central (5 states)	44
Mid-Atlantic (8 states)	48
Mississippi Valley (13 states)	43

Total	$1,484

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

Licenses with an aggregate carrying value of $69.5 million were in units of accounting where the fair value exceeded the carrying value by amounts less than 10% of the carrying value.  Any further declines in the fair value of such licenses in future periods could result in the recognition of impairment losses on such licenses and any such impairment losses would have a negative impact on future results of operations.  The impairment losses on Licenses are not expected to have a future impact on liquidity.  U.S. Cellular is unable to predict the amount, if any, of future impairment losses attributable to Licenses.  Further, historical operating results, particularly amounts related to impairment losses, are not indicative of future operating results.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the second quarter of 2012, certain subsidiaries of U.S. Cellular agreed to lease wireless spectrum from Airadigm Communications, Inc. (“Airadigm”) to enhance wireless services in existing markets.  Both U.S. Cellular and Airadigm are consolidated subsidiaries of TDS.  The lease agreements require U.S. Cellular to make payments of approximately $0.5 million to Airadigm annually for a period of five years after which U.S. Cellular will have an option to renew the lease for a fixed period of time.  U.S. Cellular accounts for these leases as operating leases and includes the lease payments as Systems operations expense in the Consolidated Statement of Operations.

The Audit Committee of the Board of Directors of U.S. Cellular is responsible for the review and evaluation of all related party transactions as such term is defined by the rules of the New York Stock Exchange (“NYSE”).

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

•         To the extent conducted by the Federal Communications Commission (“FCC”), U.S. Cellular is likely to participate in FCC auctions in the future as an applicant or as a noncontrolling partner in another auction applicant and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on U.S. Cellular.

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

•         Advances or changes in telecommunications technology, such as Voice over Internet Protocol (“VoIP”), High-Speed Packet Access (“HSPA”), WiMAX, Long-Term Evolution (“LTE”), Voice over LTE (“VoLTE”), or LTE Advanced, could render certain technologies used by U.S. Cellular obsolete, could put U.S. Cellular at a competitive disadvantage, could reduce U.S. Cellular’s revenues or could increase its costs of doing business.

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

•         Claims of infringement of intellectual property and proprietary rights of others, primarily involving patent infringement claims, could prevent U.S. Cellular from using necessary technology to provide products or services or subject U.S. Cellular to expensive intellectual property litigation or monetary penalties, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair market value of U.S. Cellular’s Long-term debt as of June 30, 2012.

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s Chief Executive Officer and Chief Financial Officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of June 30, 2012, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

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

Subpoena

On November 1, 2011, TDS received a subpoena from the FCC’s Office of Inspector General requesting information regarding receipt of Federal Universal Service Fund support relating to TDS and its affiliates, which includes U.S. Cellular. TDS has provided the information requested and has not received any further communications from the FCC regarding this matter after providing such information. TDS intends to fully cooperate with any further requests for information. TDS cannot predict any action that may be taken as a result of the request.

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

	(a)	(b)	(c)	(d)
Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2012	—	$—	—	2,598,522
May 1 – 31, 2012	—	—	—	2,598,522
June 1 – 30, 2012	—	—	—	2,598,522
Total for or as of the end of the quarter ended June 30, 2012	—	$—	—	2,598,522

The following is additional information with respect to the foregoing authorization:

i.         The date the program was announced was November 20, 2009 by Form 8-K.

ii.        The amount approved was up to 1,300,000 U.S. Cellular Common shares on an annual basis in 2009 and continuing each year thereafter on a cumulative basis.

iii.      There is no expiration date for the program.

iv.      The authorization did not expire during the second quarter of 2012.

v.       U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the second quarter of 2012.

Item 5. Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular did not borrow or repay any amounts under its revolving credit facility in the second quarter of 2012. U.S. Cellular had no borrowings outstanding under its revolving credit facility as of June 30, 2012.

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

Exhibit 10.1 — Amendment to the U.S. Cellular Compensation Plan for Non-Employee Directors, is hereby incorporated by reference to Item 5.02 to U.S. Cellular’s Current Report on Form 8-K dated March 6, 2012.

Exhibit 10.2 — Amendment to the Telephone and Data Systems, Inc. Supplemental Executive Retirement Plan, is hereby incorporated by reference to Exhibit 10.2 to Telephone and Data Systems, Inc.’s Current Report on Form 8-K dated March 15, 2012.

Exhibit 10.3 — U.S. Cellular 2012 Executive Officer Annual Incentive Plan Effective January 1, 2012, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated May 30, 2012.

Exhibit 10.4 — Confidential Agreement and General Release between U.S. Cellular and Alan D. Ferber dated July 19, 2012, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated June 21, 2012, as filed on an amendment to such Form 8-K on July 25, 2012.

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

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	August 3, 2012	/s/ Mary N. Dillon
Mary N. Dillon President and Chief Executive Officer (principal executive officer)

Date:	August 3, 2012	/s/ Steven T. Campbell
Steven T. Campbell Executive Vice President-Finance, Chief Financial Officer and Treasurer (principal financial officer)

Date:	August 3, 2012	/s/ Douglas D. Shuma
Douglas D. Shuma Chief Accounting Officer (principal accounting officer)

Date:	August 3, 2012	/s/ Ljubica A. Petrich
Ljubica A. Petrich Vice President and Controller

Signature page for the U.S. Cellular 2012 Second Quarter Form 10-Q