Form 10-Q
period 2012-09-30
UNITED STATES CELLULAR CORP
filed 2012-11-07
CIK 821130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2012
Common Shares, $1 par value	51,728,824 Shares
Series A Common Shares, $1 par value	33,005,877 Shares

Part I. Financial Information
Item 1. Financial Statements

United States Cellular Corporation

Consolidated Statement of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share amounts)	2012	2011	2012	2011

Operating revenues
Service	$1,036,370	$1,036,609	$3,089,932	$3,023,752
Equipment sales	103,987	73,830	246,946	219,961
Total operating revenues	1,140,357	1,110,439	3,336,878	3,243,713

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	249,245	241,852	725,636	687,256
Cost of equipment sold	248,029	196,229	626,765	563,717
Selling, general and administrative (including charges from affiliates of $25.6 million and $23.8 million, respectively, for the three months, and $77.6 million and $75.7 million, respectively, for the nine months)	438,526	438,774	1,315,823	1,302,436
Depreciation, amortization and accretion	145,151	141,664	439,391	431,581
(Gain) loss on asset disposals and exchanges, net	11,327	(9,700)	11,819	(5,741)
Total operating expenses	1,092,278	1,008,819	3,119,434	2,979,249

Operating income	48,079	101,620	217,444	264,464

Investment and other income (expense)
Equity in earnings of unconsolidated entities	24,816	21,929	71,584	65,289
Interest and dividend income	935	869	2,823	2,466
Gain (loss) on investment	-	-	(3,728)	13,373
Interest expense	(9,501)	(11,522)	(35,272)	(51,905)
Other, net	200	(97)	173	(47)
Total investment and other income (expense)	16,450	11,179	35,580	29,176

Income before income taxes	64,529	112,799	253,024	293,640
Income tax expense	22,389	43,292	82,624	102,771

Net income	42,140	69,507	170,400	190,869
Less: Net income attributable to noncontrolling interests, net of tax	(6,689)	(7,367)	(19,772)	(18,629)
Net income attributable to U.S. Cellular shareholders	$35,451	$62,140	$150,628	$172,240

Basic weighted average shares outstanding	84,737	84,547	84,671	84,984
Basic earnings per share attributable to U.S. Cellular shareholders	$0.42	$0.73	$1.78	$2.03

Diluted weighted average shares outstanding	85,152	84,940	85,090	85,448
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.42	$0.73	$1.77	$2.02

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
(Dollars in thousands)	2012	2011

Cash flows from operating activities
Net income	$170,400	$190,869
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	439,391	431,581
Bad debts expense	51,293	44,718
Stock-based compensation expense	15,924	15,475
Deferred income taxes, net	52,865	145,687
Equity in earnings of unconsolidated entities	(71,584)	(65,289)
Distributions from unconsolidated entities	45,211	52,037
(Gain) loss on asset disposals and exchanges, net	11,819	(5,741)
(Gain) loss on investment	3,728	(13,373)
Noncash interest expense	1,331	9,582
Other operating activities	863	1,143
Changes in assets and liabilities from operations
Accounts receivable	(67,302)	(57,564)
Inventory	(69,423)	(36,326)
Accounts payable - trade	(28,902)	41,733
Accounts payable - affiliate	(4,785)	1,185
Customer deposits and deferred revenues	26,687	30,695
Accrued taxes	99,556	9,679
Accrued interest	9,508	9,283
Other assets and liabilities	(77,821)	(66,553)
	608,759	738,821

Cash flows from investing activities
Cash used for additions to property, plant and equipment	(611,431)	(462,327)
Cash paid for acquisitions and licenses	(57,957)	(23,773)
Cash received from divestitures	49,932	-
Cash paid for investments	(45,000)	(50,000)
Cash received for investments	50,000	85,250
Other investing activities	(5,030)	(210)
	(619,486)	(451,060)

Cash flows from financing activities
Repayment of long-term debt	(343)	(330,106)
Issuance of long-term debt	-	342,000
Common shares reissued for benefit plans, net of tax payments	(2,299)	1,755
Common shares repurchased	-	(62,294)
Payment of debt issuance costs	-	(11,394)
Distributions to noncontrolling interests	(1,491)	(1,176)
Other financing activities	284	169
	(3,849)	(61,046)

Cash classified as held for sale	-	(11,237)

Net increase (decrease) in cash and cash equivalents	(14,576)	215,478

Cash and cash equivalents
Beginning of period	424,155	276,915
End of period	$409,579	$492,393

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Assets
(Unaudited)
	September 30,	December 31,
(Dollars in thousands)	2012	2011

Current assets
Cash and cash equivalents	$409,579	$424,155
Short-term investments	140,494	127,039
Accounts receivable
Customers and agents, less allowances of $24,784 and $21,337, respectively	332,318	341,439
Roaming	47,216	36,557
Affiliated	119	621
Other, less allowances of $3,127 and $2,200, respectively	84,132	63,204
Inventory	196,523	127,056
Income taxes receivable	2,280	74,791
Prepaid expenses	60,631	55,980
Net deferred income tax asset	37,868	31,905
Other current assets	15,993	10,096
	1,327,153	1,292,843

Assets held for sale	-	49,647

Investments
Licenses	1,531,873	1,470,769
Goodwill	494,737	494,737
Customer lists, net of accumulated amortization of $96,776 and $96,597, respectively	135	314
Investments in unconsolidated entities	162,012	138,096
Notes and interest receivable — long-term	-	1,921
Long-term investments	10,171	30,057
	2,198,928	2,135,894
Property, plant and equipment
In service and under construction	7,341,632	7,008,449
Less: Accumulated depreciation	4,406,847	4,218,147
	2,934,785	2,790,302

Other assets and deferred charges	75,482	59,290

Total assets	$6,536,348	$6,327,976

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)
	September 30,	December 31,
(Dollars and shares in thousands)	2012	2011

Current liabilities
Current portion of long-term debt	$127	$127
Accounts payable
Affiliated	7,398	12,183
Trade	250,681	303,779
Customer deposits and deferred revenues	208,042	181,355
Accrued taxes	60,695	34,095
Accrued compensation	52,200	69,551
Other current liabilities	92,957	121,190
	672,100	722,280

Liabilities held for sale	-	1,051

Deferred liabilities and credits
Net deferred income tax liability	861,709	799,190
Other deferred liabilities and credits	259,499	248,213

Long-term debt	880,486	880,320

Commitments and contingencies	-	-

Noncontrolling interests with redemption features	759	1,005

Equity
U.S. Cellular shareholders' equity
Series A Common and Common Shares
Authorized 190,000 shares (50,000 Series A Common and 140,000 Common Shares)
Issued 88,074 shares (33,006 Series A Common and 55,068 Common Shares)
Outstanding 84,735 shares (33,006 Series A Common and 51,729 Common Shares) and 84,557 shares (33,006 Series A Common and 51,551 Common Shares), respectively
Par Value ($1 per share) ($33,006 Series A Common and $55,068 Common Shares)	88,074	88,074
Additional paid-in capital	1,406,617	1,387,341
Treasury shares, at cost, 3,339 and 3,517 Common Shares, respectively	(145,859)	(152,817)
Retained earnings	2,438,760	2,297,363
Total U.S. Cellular shareholders' equity	3,787,592	3,619,961

Noncontrolling interests	74,203	55,956

Total equity	3,861,795	3,675,917

Total liabilities and equity	$6,536,348	$6,327,976

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity
(Unaudited)
	U.S. Cellular Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total U.S. Cellular Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	$88,074	$1,387,341	$(152,817)	$2,297,363	$3,619,961	$55,956	$3,675,917
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	-	-	-	150,628	150,628	-	150,628
Net income attributable to noncontrolling interests classified as equity	-	-	-	-	-	19,766	19,766
Incentive and compensation plans	-	137	6,958	(9,231)	(2,136)	-	(2,136)
Stock-based compensation awards	-	15,761	-	-	15,761	-	15,761
Tax windfall (shortfall) from stock awards	-	471	-	-	471	-	471
Distributions to noncontrolling interests	-	-	-	-	-	(1,491)	(1,491)
Adjust investment in subsidiaries for noncontrolling interest purchases	-	2,907	-	-	2,907	-	2,907
Other	-	-	-	-	-	(28)	(28)
Balance, September 30, 2012	$88,074	$1,406,617	$(145,859)	$2,438,760	$3,787,592	$74,203	$3,861,795

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity
(Unaudited)
	U.S. Cellular Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total U.S. Cellular Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	$88,074	$1,368,487	$(105,616)	$2,135,507	$3,486,452	$53,518	$3,539,970
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	-	-	-	172,240	172,240	-	172,240
Net income attributable to noncontrolling interests classified as equity	-	-	-	-	-	18,561	18,561
Repurchase of Common Shares	-	-	(62,294)	-	(62,294)	-	(62,294)
Incentive and compensation plans	-	72	14,899	(13,185)	1,786	-	1,786
Stock-based compensation awards	-	15,475	-	-	15,475	-	15,475
Tax windfall (shortfall) from stock awards	-	(1,208)	-	-	(1,208)	-	(1,208)
Distributions to noncontrolling interests	-	-	-	-	-	(1,176)	(1,176)
Balance, September 30, 2011	$88,074	$1,382,826	$(153,011)	$2,294,562	$3,612,451	$70,903	$3,683,354

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary for a fair statement of the financial position as of September 30, 2012 and December 31, 2011, and the results of operations for the three and nine months ended September 30, 2012 and 2011 and cash flows and changes in equity for the nine months ended September 30, 2012 and 2011.  The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and nine months ended September 30, 2012 and 2011 equaled net income.  The results of operations for the three and nine months ended September 30, 2012 and 2011 and cash flows and changes in equity for the nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year.

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

Agent Liabilities

U.S. Cellular has relationships with agents, which are independent businesses that obtain customers for U.S. Cellular.  At September 30, 2012 and December 31, 2011, U.S. Cellular had accrued $48.4 million and $75.3 million, respectively, for amounts due to agents, including rebates and commissions.  These amounts are included in Other current liabilities in the Consolidated Balance Sheet.

Amounts Collected from Customers and Remitted to Governmental Authorities

If a tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority, then amounts collected from customers and remitted to governmental authorities are recorded on a net basis within a tax liability account in the Consolidated Balance Sheet.  If the tax is assessed upon U.S. Cellular, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $32.3 million and $102.2 million for the three and nine months ended September 30, 2012, respectively, and $30.3 million and $92.7 million for the three and nine months ended September 30, 2011, respectively.

2.   Revision of Prior Period Amounts

In preparing its Consolidated Statement of Cash Flows for the year ended December 31, 2011, U.S. Cellular discovered certain errors related to the classification of outstanding checks with the right of offset and the classification of Accounts payable-trade for Additions to property, plant and equipment. These errors resulted in the misstatement of Cash and cash equivalents and Accounts payable-trade as of December 31, 2010 and each quarterly period in 2011, and the misstatement of Cash flows from operating activities and Cash flows from investing activities for the years ended December 31, 2010 and 2009 and each of the quarterly periods in 2011 and 2010. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 ("SAB 99" and "SAB 108"), U.S. Cellular evaluated these errors and determined that they were immaterial to each of the reporting periods affected and, therefore, amendment of previously filed reports was not required. However, in order to provide consistency in the Consolidated Statement of Cash Flows and as permitted by SAB 108, revisions for these immaterial amounts to previously reported amounts were reflected in the financial information as of and for the periods ended December 31, 2011, and are reflected in the financial information herein.

In accordance with SAB 108, the effects of the foregoing revision to the Consolidated Statement of Cash Flows were as follows:

Consolidated Statement of Cash Flows — Nine Months Ended September 30, 2011

	As previously
(Dollars in thousands)	reported (1)	Adjustment	Revised
Change in Accounts payable-trade	$79,031	$(37,298)	$41,733
Change in Other assets and liabilities	(65,048)	(1,505)	(66,553)
Cash flows from operating activities	777,624	(38,803)	738,821
Cash used for additions to property, plant and equipment	(506,082)	43,755	(462,327)
Cash flows from investing activities	(494,815)	43,755	(451,060)
Net increase (decrease) in cash and cash equivalents	210,526	4,952	215,478

(1)     In Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed on November 9, 2011.

3.   Fair Value Measurements

As of September 30, 2012 and December 31, 2011, U.S. Cellular did not have any financial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP. However, U.S. Cellular has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

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

	Level within	September 30,		December 31,
	the Fair Value	2012		2011
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	1	$409,579	$409,579	$424,155	$424,155
Short-term investments (1)(2)
Government-backed securities (3)	1	140,494	140,494	127,039	127,039
Long-term investments (1)(4)
Government-backed securities (3)	1	10,171	10,190	30,057	30,140
Long-term debt (5)
6.95% Senior Notes	1	342,000	374,422	342,000	364,162
6.7% Senior Notes	2	534,439	564,939	534,111	534,860

(1)     Designated as held-to-maturity investments and recorded at amortized cost in the Consolidated Balance Sheet.

(2)     Maturities are less than twelve months from the respective balance sheet dates.

(3)     Includes U.S. treasuries and corporate notes guaranteed under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.

(4)     At September 30, 2012, maturities range between 17 and 18 months.

(5)     Excludes capital lease obligations and current portion of Long-term debt.

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. The fair values of Long-term investments were estimated using quoted market prices for the individual issuances. The fair value of Long-term debt, excluding capital lease obligations and the current portion of such Long-term debt, was estimated using market prices for the 6.95% Senior Notes, which are publicly traded, and discounted cash flow analysis using an estimated yield to maturity of 6.37% for the 6.7% Senior Notes, which are not publicly traded.

As of September 30, 2012 and December 31, 2011, U.S. Cellular did not have nonfinancial assets or liabilities that required the application of fair value accounting for purposes of reporting such amounts in the Consolidated Balance Sheet.

4.   Income Taxes

U.S. Cellular is included in a consolidated federal income tax return and in certain state income tax returns with other members of the TDS consolidated group.  For financial statement purposes, U.S. Cellular and its subsidiaries compute their income tax expense as if they comprised a separate affiliated group and were not included in the TDS consolidated group.

U.S. Cellular’s overall effective tax rate on Income before income taxes for the three and nine months ended September 30, 2012 was 34.7% and 32.7%, respectively, and for the three and nine months ended September 30, 2011 was 38.4% and 35.0%, respectively.

The effective tax rate for the three months ended September 30, 2012 was lower than the rate for the three months ended September 30, 2011 primarily as a result of a $1.6 million tax benefit related to a correction of state deferred taxes in 2012. The correction related to a prior year and was recorded as an out-of-period adjustment in the quarter ended September 30, 2012.  This benefit, along with other discrete items, decreased income tax expense for the three months ended September 30, 2012 by $1.2 million; absent these benefits, the effective tax rate for such period would have been higher by 1.8 percentage points.

The effective tax rate for the nine months ended September 30, 2012 was lower than the rate for the nine months ended September 30, 2011 primarily as a result of tax benefits related to the expiration of the statutes of limitation for certain tax years and the correction of state deferred taxes in 2012.  The benefits from these changes, along with other discrete items, decreased income tax expense for the nine months ended September 30, 2012 by $9.6 million; absent these benefits, the effective tax rate for such period would have been higher by 3.8 percentage points.

U.S. Cellular incurred a federal net operating loss in 2011 largely attributable to 100% bonus depreciation applicable to qualified capital expenditures.  U.S. Cellular carried back this federal net operating loss to prior tax years, and received a $66.8 million federal income tax refund in 2012 for carrybacks to 2009 and 2010 tax years.  U.S. Cellular’s future federal income tax liabilities associated with the benefits realized from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet.  The bonus depreciation rate for federal income tax purposes is 50% for 2012 and will expire at the end of the year.  U.S. Cellular expects federal income tax payments to substantially increase beginning in 2013 and remain at a higher level for several years as the amount of U.S. Cellular’s federal tax depreciation deduction substantially decreases.

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

The amounts used in computing earnings per Common and Series A Common Share and the effects of potentially dilutive securities on the weighted average number of Common and Series A Common Shares are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
(Dollars and shares in thousands, except per share amounts)
Net income attributable to U.S. Cellular shareholders	$35,451	$62,140	$150,628	$172,240

Weighted average number of shares used in basic earnings per share	84,737	84,547	84,671	84,984
Effects of dilutive securities:
Stock options	57	86	63	124
Restricted stock units	358	307	356	340
Weighted average number of shares used in diluted earnings per share	85,152	84,940	85,090	85,448

Basic earnings per share attributable to U.S. Cellular shareholders	$0.42	$0.73	$1.78	$2.03

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.42	$0.73	$1.77	$2.02

Certain Common Shares issuable upon the exercise of stock options or vesting of restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings per share because their effects were antidilutive. The number of such Common Shares excluded is shown in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
(Shares in thousands)
Stock options	2,565	1,605	2,426	1,357

Restricted stock units	-	1	283	193

6.   Acquisitions, Divestitures and Exchanges

U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investments. As part of this strategy, U.S. Cellular reviews attractive opportunities to acquire additional operating markets and wireless spectrum. In addition, U.S. Cellular may seek to divest outright or include in exchanges for other wireless interests those interests that are not strategic to its long-term success. See “Sprint Transaction” in Note 15 — Subsequent Events for additional information.

On August 15, 2012, U.S. Cellular acquired four 700 MHz licenses covering portions of Nebraska, Iowa, Missouri, Kansas and Oklahoma for $34.0 million.

In March 2012, U.S. Cellular sold the majority of the assets and liabilities of a wireless market for $49.8 million in cash, net of working capital adjustments.  In connection with the sale, a $4.2 million gain was recorded in (Gain) loss on asset disposals and exchanges, net in the Consolidated Statement of Operations for the nine months ended September 30, 2012.  At December 31, 2011, assets and liabilities of $49.6 million and $1.1 million, respectively, related to this wireless market were classified in the Consolidated Balance Sheet as “held for sale.”

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

U.S. Cellular’s acquisitions during the nine months ended September 30, 2012 and 2011 and the allocation of the purchase price for these acquisitions were as follows:

		Allocation of Purchase Price

				Intangible
				assets	Net tangible
	Purchase			subject to	assets/
	price (1)	Goodwill	Licenses	amortization	(liabilities)
(Dollars in thousands)
2012
Licenses	$57,957	$-	$57,957	$-	$-
Total	$57,957	$-	$57,957	$-	$-

2011
Licenses	$4,406	$-	$4,406	$-	$-
Businesses	24,572	-	15,592	2,252	6,728
Total	$28,978	$-	$19,998	$2,252	$6,728

(1)       Cash amounts paid for acquisitions may differ from the purchase price due to cash acquired in the transactions and the timing of cash payments related to the respective transactions.

7.   Intangible Assets

Changes in U.S. Cellular’s Licenses for the nine months ended September 30, 2012 and 2011 are presented below.  There were no significant changes to Goodwill or Customer lists during the periods presented.

Licenses
	September 30,	September 30,
	2012	2011
(Dollars in thousands)
Balance, beginning of period	$1,470,769	$1,452,101
Acquisitions	57,957	4,406
Exchanges	-	11,842
Other	3,147	2,201
Balance, end of period	$1,531,873	$1,470,550

8.   Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $24.8 million and $21.9 million in the three months ended September 30, 2012 and 2011, respectively, and $71.6 million and $65.3 million in the nine months ended September 30, 2012 and 2011, respectively; of those amounts, U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $18.3 million and $16.6 million in the three months ended September 30, 2012 and 2011, respectively, and $54.6 million and $43.7 million in the nine months ended September 30, 2012 and 2011, respectively.  U.S. Cellular held a 5.5% ownership interest in the LA Partnership during these periods.

The following table, which is based on information provided in part by third parties, summarizes the combined results of operations of U.S. Cellular’s equity method investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
(Dollars in thousands)
Revenues	$1,446,311	$1,386,808	$4,298,176	$4,066,382
Operating expenses	1,063,285	1,033,792	3,150,168	3,099,555
Operating income	383,026	353,016	1,148,008	966,827
Other income (expense), net	(51)	853	2,185	3,666
Net income	$382,975	$353,869	$1,150,193	$970,493

9.   Commitments, Contingencies and Other Liabilities

Agreements

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  Pursuant to an updated Statement of Work dated June 29, 2012, the implementation of B/OSS is expected to take until 2013 to complete and total payments to Amdocs are estimated to be approximately $152.1 million (subject to certain potential adjustments). The $152.1 million will be paid in installments through the second half of 2013.  As of September 30, 2012, $77.6 million had been paid to Amdocs.

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

U.S. Cellular has accrued $2.0 million and $1.7 million with respect to legal proceedings and unasserted claims as of September 30, 2012 and December 31, 2011, respectively. U.S. Cellular has not accrued any amount for legal proceedings if it cannot estimate the amount of the possible loss or range of loss. U.S. Cellular does not believe that the amount of any contingent loss in excess of the amounts accrued would be material.

Subpoena

On November 1, 2011, TDS received a subpoena from the FCC’s Office of Inspector General requesting information regarding receipt of Federal Universal Service Fund support relating to TDS and its affiliates, which include U.S. Cellular. TDS has provided the information requested and has not received any further communications from the FCC regarding this matter after providing such information. TDS intends to fully cooperate with any further requests for information. TDS cannot predict any action that may be taken as a result of the request.

10.  Variable Interest Entities (VIEs)

Consolidated VIEs

As of September 30, 2012, U.S. Cellular holds a variable interest in and consolidates the following VIEs under GAAP:

•         Aquinas Wireless L.P. (“Aquinas Wireless”);

•         King Street Wireless L.P. (“King Street Wireless”) and King Street Wireless, Inc., the general partner of King Street Wireless; and

•         Carroll Wireless L.P. (“Carroll Wireless”) and Carroll PCS, Inc., the general partner of Carroll Wireless.

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services.  U.S. Cellular participated in spectrum auctions indirectly through its interests in Aquinas Wireless, King Street Wireless, Barat Wireless L.P. and Carroll Wireless, collectively, the “limited partnerships.” Each limited partnership participated in and was awarded spectrum licenses in one of four separate spectrum auctions (FCC Auctions 78, 73, 66, and 58).  Each limited partnership qualified as a “designated entity” and thereby was eligible for bidding credits with respect to licenses purchased in accordance with the rules defined by the FCC for each auction. In most cases, the bidding credits resulted in a 25% discount from the gross winning bid.

On September 7, 2012, U.S. Cellular acquired 100% of the ownership interest in Barat Wireless, Inc., the general partner of Barat Wireless L.P., for an immaterial amount.  Prior to this acquisition, U.S. Cellular consolidated Barat Wireless L.P. and Barat Wireless, Inc. as VIEs.  Subsequent to the acquisition date these entities ceased to be VIEs but continue to be consolidated based on U.S. Cellular’s controlling financial interest in the entities.

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

U.S. Cellular’s capital contributions and advances made to these VIEs totaled $5.0 million and $15.8 million in the nine months ended September 30, 2012 and 2011, respectively.

The following table presents the classification of the consolidated VIEs’ assets and liabilities in U.S. Cellular’s Consolidated Balance Sheet.

	September 30,	December 31,
	2012	2011
(Dollars in thousands)
Assets
Cash and cash equivalents	$6,086	$12,086
Other current assets	142	47
Licenses	396,934	483,059
Property, plant and equipment, net	15,167	9,450
Other assets and deferred charges	435	153
Total assets	$418,764	$504,795

Liabilities
Current liabilities	$981	$957
Deferred liabilities and credits	2,042	-
Total liabilities	$3,023	$957

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

Aquinas Wireless, King Street Wireless and Carroll Wireless were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions. As such, these entities have risks similar to the business risks described in the “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2011.

U.S. Cellular began offering fourth generation Long-term Evolution (“4G LTE”) service in certain cities within its service areas during the first quarter of 2012 and has plans to continue the deployment of 4G LTE.  U.S. Cellular currently provides 4G LTE service in conjunction with King Street Wireless. Aquinas Wireless and Carroll Wireless are still in the process of developing long-term business plans.

On October 12, 2012, U.S. Cellular entered into an agreement to acquire 100% of the ownership interest in Carroll PCS, Inc., the general partner of Carroll Wireless L.P., for an immaterial amount.  The acquisition requires approval from the FCC and, if approved, is expected to close in the fourth quarter of 2012. Following the closing, Carroll Wireless L.P. and Carroll PCS, Inc. will cease to be VIEs but will continue to be consolidated.

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

Share repurchases made under this authorization were as follows:

	Nine Months Ended
	September 30,
	2012	2011
(Dollars and shares in thousands, except cost per share)
Number of shares	-	1,276
Average cost per share	$-	$48.82
Total cost	$-	$62,294

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

The settlement value or estimate of cash that would be due and payable to settle these noncontrolling interests, assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on September 30, 2012, net of estimated liquidation costs, is $177.4 million.  This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet.  The estimate of settlement value was based on certain factors and assumptions which are subjective in nature.  Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.  U.S. Cellular currently has no plans or intentions relating to the liquidation of any of the related partnerships or LLCs prior to their scheduled termination dates.  The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at September 30, 2012 was $72.1 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is primarily due to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs.  Neither the noncontrolling interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements.

13.  Supplemental Cash Flow Disclosures

Following are supplemental cash flow disclosures regarding transactions related to stock-based compensation awards:

	Nine Months Ended
	September 30,
	2012	2011
(Dollars and shares in thousands)
Common Shares withheld (1)	78	120
Aggregate value of Common Shares withheld	$3,076	$5,942

Cash receipts upon exercise of stock options	$793	$5,258
Cash disbursements for payment of taxes (2)	(3,092)	(3,503)
Net cash receipts (disbursements) from exercise of stock options and vesting of other stock awards	$(2,299)	$1,755

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

15.  Subsequent Events

Auction 901 Mobility Funds

On September 27, 2012, the FCC conducted a single round, sealed bid, reverse auction to award up to $300 million in one-time Mobility Fund Phase I support to successful bidders that commit to provide 3G, or better, wireless service in areas designated as unserved by the FCC.  This auction was designated by the FCC as Auction 901.  U.S. Cellular and several of its wholly-owned subsidiaries participated in Auction 901. As announced on October 3, 2012, U.S. Cellular and its subsidiaries were winning bidders in eligible areas within 10 states and will receive up to $40.1 million in support from the Mobility Fund.  As part of the auction rules, winning bidders must complete network build out projects to provide 3G or 4G service to these areas within two or three years, respectively, and must also make their networks available to other providers for roaming.  Winning bidders will receive support funding primarily upon achievement of coverage milestones defined in the auction rules.

Sprint Transaction

On November 6, 2012, U.S. Cellular entered into a Purchase and Sale Agreement with subsidiaries of Sprint Nextel Corporation (“Sprint”).   The Purchase and Sale Agreement provides that U.S. Cellular will transfer customers and certain PCS license spectrum to Sprint in U.S. Cellular’s Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets in consideration for $480 million in cash at closing, subject to pro-rations of certain assets and liabilities.

U.S. Cellular will retain other assets and liabilities related to the transferred markets, including network assets, retail stores and related equipment, other buildings and facilities. The transaction does not affect spectrum licenses held by VIEs that are not currently used in the operations of the transferred markets. The Purchase and Sale Agreement also contemplates certain other agreements, including customer and network transition services agreements.  The customer and network transition services agreements will require that U.S. Cellular provide customer, billing and network services to Sprint for a period of up to 24 months after the closing date, and Sprint will reimburse U.S. Cellular for providing such services at an amount equal to U.S. Cellular’s cost, including applicable overhead allocations.  In addition, these agreements will require Sprint to reimburse U.S. Cellular for certain network decommissioning costs, network site lease rent and termination costs, network access termination costs, and employee severance expenses, in an amount not to exceed $200 million in the aggregate.

The transaction is subject to FCC approval, compliance with the Hart-Scott-Rodino Act and other conditions.  Subject to the satisfaction or (if permitted) waiver of all conditions, the transaction is expected to close by mid-2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

United States Cellular Corporation (“U.S. Cellular”) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 84%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”) as of September 30, 2012.

U.S. Cellular provides wireless telecommunications services to approximately 5.8 million customers in five geographic market areas in 26 states. As of September 30, 2012, U.S. Cellular’s average penetration rate in its consolidated operating markets was 12.4%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.

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

On November 6, 2012, U.S. Cellular entered into a Purchase and Sale Agreement with subsidiaries of Sprint Nextel Corporation (“Sprint”). The Purchase and Sale Agreement also contemplates certain other agreements, including customer and network transition services agreements (collectively referred to as the “Sprint Transaction”). The discussion and analysis contained herein is subject to the discussion of the Sprint Transaction described below.

Sprint Transaction

On November 6, 2012, U.S. Cellular entered into a Purchase and Sale Agreement with subsidiaries of Sprint.

As more fully described below, the Purchase and Sale Agreement provides that U.S. Cellular will transfer to Sprint certain rights and assets (collectively, the “Subject Assets”), and Sprint will assume certain liabilities (“Subject Liabilities”), related to certain operating markets in U.S. Cellular’s Mid-Central region (the “Subject Markets”), in consideration for $480 million in cash at closing (“Purchase Price”), subject to pro-rations of certain assets and liabilities.  U.S. Cellular will retain all other assets (“Retained Assets”) and liabilities (“Retained Liabilities”) related to the Subject Markets.

The Purchase and Sale Agreement also contemplates certain other agreements as discussed below, including transition services agreements and a spectrum manager lease agreement.

The transaction is subject to FCC approval, compliance with the Hart-Scott-Rodino Act and other conditions.  Subject to the satisfaction or (if permitted) waiver of all conditions, the transaction is expected to close by mid-2013.

Management and the U.S. Cellular Board of Directors considered various alternatives and the U.S. Cellular Board of Directors determined to enter into this transaction as part of a decision to divest low-margin markets and focus U.S. Cellular’s efforts and capital on its higher-margin markets.  The transaction will better position U.S. Cellular to invest its resources in markets where it is more likely to succeed.  U.S. Cellular’s strategic priority is to drive growth and profitability in its stronger markets.

Selected pro forma information related to the Sprint Transaction for the nine months ended or at September 30, 2012:

(dollars in millions)	As Reported	Sprint Transaction Markets	Remaining Markets
Postpaid Customers (1)	5,175,000	488,000	4,687,000
Prepaid Customers (1)	386,000	81,000	305,000
Reseller Customers (1)	247,000	16,000	231,000
Total Customers	5,808,000	585,000	5,223,000
Market penetration in consolidated operating markets (1)	12.4%	3.9%	16.2%
Postpaid churn rate (1)	1.6%	2.8%	1.5%
Service revenues (2)	$3,089.9	$340.2	$2,749.7
Total operating revenues (2)	$3,336.9	$350.0	$2,986.9
Capital expenditures (2)	$583.6	$50.1	$533.5

(1)     See “Results of Operations – U.S. Cellular” for the nine months ended September 30, 2012, for a further description of customers, market penetration and churn rate.

(2)     The As-Reported amounts represent GAAP financial measures and the Sprint Transaction Markets and Remaining Markets amounts represent non-GAAP financial measures.  U.S. Cellular believes that the amounts under Sprint Transaction Markets and Remaining Markets may be useful to investors and other users of its financial information in evaluating the pro forma amounts for the Remaining Markets excluding the markets subject to the Sprint Transaction.

The Subject Markets include U.S. Cellular’s Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets.  Service revenues for these markets were approximately $340 million for the nine months ended September 30, 2012 and approximately $489 million for the twelve months ended December 31, 2011. U.S. Cellular is not transferring and will continue to operate and provide service in Peoria, Rockford and certain other areas in Illinois, and in Columbia, Sedalia, Jefferson City and certain other areas in Missouri.

The Subject Assets include customers (the “Subject Customers”) and certain wireless license spectrum (the “Subject License Spectrum”) in the Subject Markets.

Based on information as of September 30, 2012, the number of Subject Customers to be transferred is approximately 569,000 retail customers, consisting of 488,000 postpaid customers and 81,000 prepaid customers, and approximately 16,000 reseller customers, for a total of approximately 585,000 total customers.

The Subject License Spectrum includes most of U.S. Cellular’s PCS licenses in the Subject Markets. U.S. Cellular will retain its direct and indirect ownership interests in other spectrum in the Subject Markets.  The transaction does not affect spectrum licenses held by variable interest entities consolidated by U.S. Cellular that are not currently used in the operations of the transferred markets.

The Subject Liabilities that will be assumed by Sprint include only (i) liabilities as of the closing relating to the Subject Customers and (ii) liabilities arising after the closing relating to the Subject Assets.

The Retained Assets include all assets other than the Subject Assets, including cash, accounts receivable, inventory, naming rights, real estate, cell sites including towers, network equipment, stores, retail equipment, furniture and fixtures, and all other assets, including the corporate and other facilities located in the Subject Markets.

The Retained Liabilities include all liabilities other than the Subject Liabilities, including accounts payable, accrued expenses, liabilities to employees, taxes, and obligations under benefit plans, contracts, leases and asset retirement obligations.

Also, the Purchase and Sale Agreement contemplates that the following agreements will be entered into as of the closing:

1.             A Customer Transition Services Agreement, pursuant to which U.S. Cellular would continue to provide customer service and billing to, and collect accounts receivable from, the Subject Customers for a period of up to 24 months following the closing.  Sprint will reimburse U.S. Cellular for providing such services.

2.             A Network Transition Services Agreement, pursuant to which U.S. Cellular would continue to use the Retained Assets to provide network services to Sprint in the Subject Markets, for a period of up to 24 months following the closing.  Sprint will reimburse U.S. Cellular for providing such services.

3.             A  Spectrum Manager Lease Agreement which provides that Sprint, as lessor, would lease the Subject Licenses to U.S. Cellular, as lessee, so that U.S. Cellular will have FCC authority to operate the network during the transition period.  U.S. Cellular is not required to make any lease payments to Sprint under this agreement.

4.             A Brand License Agreement which provides that Sprint will have the rights to continue to use U.S. Cellular’s tradenames, trademarks and service marks in the Subject Markets during the transition period.  No additional payments are due by Sprint to U.S. Cellular under this agreement.

5.             An Amendment to the Sprint/U.S. Cellular Intercarrier Roaming Agreement.

After the closing, the Subject Customers will cease to be customers of U.S. Cellular and become customers of Sprint. On and after the closing, U.S. Cellular will bill customers and collect accounts receivable on behalf of Sprint pursuant to the Customer Transition Services Agreement for up to 24 months following the closing.  Sprint will provide notice to U.S. Cellular when to discontinue these transition services.

After the closing, U.S. Cellular will retain and continue to operate the Retained Assets pursuant to the Network Transition Services Agreement.  As of September 30, 2012, there were approximately 1,700 cell sites in the Subject Markets, which will be retained and operated by U.S. Cellular to provide network services to Sprint during the transition period.  During this transition period, Sprint will provide notice to U.S. Cellular as to how and when to decommission certain network assets.

U.S. Cellular expects to incur network-related exit costs in the Subject Markets as a result of the transaction, including: (i) costs to decommission cell sites and mobile telephone switching office (MTSO) sites, (ii) costs to terminate real property leases, (iii) costs to terminate certain network access arrangements, and (iv) costs for employee termination benefits that are paid to specified engineering employees in the Subject Markets.

Pursuant to the transition services agreements, Sprint will reimburse U.S. Cellular (i) actual cell site rent expenses during the transition period, (ii) actual costs to decommission cell sites and MTSO sites in the Subject Markets, (iii) actual costs to terminate cell site real property leases in the Subject Markets, (iv) actual costs to terminate certain network access arrangements with respect to the Subject Markets and (v) employee termination benefits (excluding retention) that are paid to specified engineering employees in the Subject Markets.  The aggregate reimbursement by Sprint to U.S. Cellular for the foregoing will not exceed $200 million (the “Sprint Cost Reimbursement”).  In addition to the Sprint Cost Reimbursement, Sprint will reimburse U.S. Cellular for the provision of customer, billing and network services to Sprint for a period of up to 24 months after the closing date, and Sprint will reimburse U.S. Cellular for providing such services at an amount equal to U.S. Cellular’s cost, including applicable overhead allocations.

Sprint will not purchase or assume any of U.S. Cellular’s retail locations, distribution points or agent relationships. The transaction will result in the closure of approximately 100 company-owned stores and the termination of related retail associates, along with the termination of agent and sub-agent relationships related to approximately 150 stores in these markets. U.S. Cellular will also cease to distribute U Prepaid in Wal-Mart stores in these markets.  U.S. Cellular will develop a plan to close these stores and terminate these arrangements over the next few months that will be effective on or about the time of the closing.

U.S. Cellular expects to incur costs associated with store closures and agent terminations in the Subject Markets, including: (i) costs to terminate leases for company-owned retail stores, (ii) costs for employee termination benefits that are paid to retail and support employees, and (iii) costs to terminate certain agent and sub-agent relationships.

Upon the completion of the transaction, U.S. Cellular expects to reduce its workforce by approximately 1,000 employees in these markets, primarily store employees, but also including engineering employees and support staff.  Most of these employees will continue to work through the closing and some of the employees will continue to be retained through the completion of the transition services to continue to serve customers and operate the network pursuant to the Customer Transition Services Agreement and the Network Transition Services Agreement.

Between the date of the Purchase and Sale Agreement and the closing, the operating results of the Subject Markets will continue to be presented in continuing operations and will not be presented as discontinued operations.

As a result of the transaction, U.S. Cellular will review goodwill and intangible assets for impairment in the fourth quarter of 2012.  U.S. Cellular is not able to predict the outcome of those impairment reviews.  Financial impacts of the transaction will be classified in the Statement of Operations within Operating income. As a result of the transaction and the related impacts on U.S. Cellular’s Retained Assets discussed herein, U.S. Cellular expects to recognize the following amounts in its Statement of Operations between the date the Purchase and Sale Agreement is signed and the end of the transition services period:

•         Proceeds from Sprint, including reimbursements, less licenses transferred, allocated goodwill and transaction costs are estimated to be in the amount of approximately $420 million to $450 million;

•         Employee related costs including severance, retention and outplacement of retail, engineering and related support employees, are estimated to be $15 million to $25 million;

•         Contract termination costs related to terminating network backhaul agreements, retail store leases, agent agreements, and network site leases are estimated to be $125 million to $175 million;

•         Incremental accelerated depreciation, amortization and accretion, net of salvage values, of $90 million to $185 million as a result of reducing the useful lives of certain property, plant and equipment and accelerating the settlement dates of asset retirement obligations.  This represents the incremental depreciation, amortization and accretion on Retained Assets that is expected to be recognized in excess of the amount that would have been recognized absent the transaction.  Such incremental amount will be recognized from the signing date through the termination date of the Network Transition Services Agreement and the Customer Transition Services Agreement, as applicable; and

•         Non-cash charges for the write-off and write-down of various operating assets and liabilities in the amount of $10 million to $25 million between the signing date and the closing date.  These charges will be recognized in various components of operating expenses.

As noted above, the Purchase Price is $480 million, net of certain pro-rations, to be received upon the closing of the Purchase and Sale Agreement, and the Sprint Cost Reimbursement is up to $200 million.  After the closing, U.S. Cellular intends to invest the Purchase Price in excess of exit costs and tax payments in temporary investments and these funds will be available for use for general corporate purposes. This will increase U.S. Cellular’s liquidity and capital resources at that time, subject to the below cash expenditures and income taxes.

As a result of the transaction and the related impacts on U.S. Cellular’s Retained Assets discussed above, U.S. Cellular expects net cash flows of the following:

(dollars in millions)	Cash Inflow (Outflow)
Purchase price	$480
Sprint Cost Reimbursement	$150 - 200
Total proceeds	$630 - 680
Cash expenditures:
Employee related costs	$(15) - (25)
Contract termination costs	$(125) – (175)
Costs of decommissioning cell sites and MTSO’s	$(50) – (60)
Transaction costs	Approximately $(5)

Net cash proceeds from the transaction after consideration of the amounts above and income taxes are expected to be $275 million to $350 million.  Such net cash proceeds will be realized over the period from the date of signing the Purchase and Sale Agreement to the end of the transition services agreements.

Following the closing, U.S. Cellular will no longer receive Service revenues in the Subject Markets, including revenues from the transferred Subject Customers and roaming revenues in the Subject Markets.  As a result, U.S. Cellular will also no longer have any Equipment sales or Cost of equipment sold in the Subject Markets.

However, following the closing, U.S. Cellular will continue to incur System operations expenses, Selling, general and administrative expenses and Depreciation, amortization and accretion in the Subject Markets in order to provide transition services to Sprint for a period of up to 24 months following the closing.  However, these costs will be largely offset by the amounts to be reimbursed by Sprint to the extent provided pursuant to the Customer Transition Service Agreement and the Network Transition Services Agreement.

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

Financial and operating highlights in the nine months ended September 30, 2012 included the following:

•         Total customers were 5,808,000 at September 30, 2012, including 5,561,000 retail customers.

•         In May 2012, U.S. Cellular began offering U Prepaid, a no contract wireless service, in select Walmart stores within its service areas.

•         In late March 2012, U.S. Cellular, in conjunction with King Street Wireless L.P., began offering fourth generation Long-term Evolution (“4G LTE”) service; as of September 30, 2012, the 4G LTE network covered approximately 30 percent of U.S. Cellular’s customers.  4G LTE enhances the wireless experience by significantly increasing both the speed and data capacity available compared to 3G networks. See Note 10 — Variable Interest Entities (VIEs) in the Notes to the Consolidated Financial Statements for additional information about King Street Wireless.

•         Retail customer gross additions were 900,000 in 2012 compared to 766,000 in 2011.  Increases were achieved in both the postpaid and prepaid categories (7% and 54%, respectively), the latter driven primarily by the aforementioned introduction of U Prepaid.

•         Retail customer net losses were 43,000 in 2012 compared to net losses of 112,000 in 2011.  In the postpaid category, there was a net loss of 124,000 in 2012 compared to a net loss of 97,000 in 2011. In the prepaid category, net additions were 81,000 in 2012 compared to net losses of 15,000 in 2011.

•         Postpaid customers comprised approximately 93% of U.S. Cellular’s retail customers as of September 30, 2012. The postpaid churn rate was 1.6% in 2012 compared to 1.4% in 2011. The prepaid churn rate was 6.1% in 2012 compared to 6.9% in 2011.

•         Postpaid customers on smartphone service plans increased to 39% as of September 30, 2012 compared to 26% as of September 30, 2011. In addition, smartphones represented 53% of all devices sold in 2012 compared to 41% in 2011.

•         Service revenues of $3,089.9 million increased $66.2 million year-over-year, primarily due to continued growth in both data revenues from U.S. Cellular customers and inbound data roaming revenues.

•         Cash flows from operating activities were $608.8 million. At September 30, 2012, Cash and cash equivalents and Short-term investments totaled $550.1 million and there were no outstanding borrowings under the revolving credit facility.

•         Additions to Property, plant and equipment totaled $583.6 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, deploy 4G LTE equipment, outfit new and remodel existing retail stores, develop new billing and other customer management related systems and platforms as discussed below, and enhance existing office systems. Total cell sites in service increased 2% year-over-year to 7,984.

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

•         In March 2012, U.S. Cellular sold the majority of the assets and liabilities of a wireless market for $49.8 million in cash net of working capital adjustments.  In connection with the sale, a $4.2 million gain was recorded in (Gain) loss on asset disposals and exchanges, net in the Consolidated Statement of Operations.

•         Operating income decreased $47.0 million, or 18%, to $217.4 million in 2012. An increase in operating expenses, driven primarily by higher system operations expenses and equipment costs, was partly offset by an increase in revenues.

•         Net income attributable to U.S. Cellular shareholders decreased $21.6 million, or 13%, to $150.6 million in 2012 compared to $172.2 million in 2011, primarily due to lower operating income. Basic earnings per share was $1.78 in 2012, which was $0.25 lower than in 2011, and Diluted earnings per share was $1.77, which was $0.25 lower than in 2011.

U.S. Cellular anticipates that its future results will be affected by the following factors:

•         Impacts of the Sprint Transaction including, but not limited to, the ability to obtain regulatory approval, successfully complete the transaction and the actual financial impacts of such transaction;

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

•         Expanded distribution of products and services, such as U Prepaid and postpaid plans, in third-party national retailers;

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

•         Further consolidation among carriers in the wireless industry, which could result in increased competition for customers and/or cause roaming revenues to decline;

•         Costs of continued enhancements to U.S. Cellular’s wireless networks;

•         Uncertainty related to various rulemaking proceedings underway at the Federal Communications Commission (“FCC”), including uncertainty relating to the impacts on universal service funding, intercarrier compensation and other matters of the Connect America Fund & Intercarrier Compensation Reform Order and Further Notice of Proposed Rulemaking released by the FCC on November 18, 2011 and which is currently under appeal before the United States Court of Appeals for the Tenth Circuit;

•         The FCC’s adoption of mandatory 4G roaming rules, which are currently under appeal before the United States Court of Appeals for the District of Columbia, may be of assistance in the negotiation of data roaming agreements with other wireless operators in the future;

•         Exclusive arrangements between manufacturers of wireless devices and other carriers, or other economic or competitive factors, that restrict U.S. Cellular’s access to devices desired by customers; and

•         Possible effects of industry litigation relating to patents, other intellectual property or otherwise, that may restrict U.S. Cellular’s access to devices for sale to customers.

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

2012 Estimates

U.S. Cellular’s estimates of full-year 2012 results before effects of the Sprint Transaction are shown below. Such estimates represent U.S. Cellular’s views as of the date of filing of U.S. Cellular’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarterly period ended September 30, 2012. Such forward‑looking statements should not be assumed to be current as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

	2012 Estimated Results (1)	Previous Estimates (2)
Service revenues	$4,075-$4,125 million	$4,050 - $4,150 million
Operating income (3)	$200-$250 million	$200 - $300 million
Depreciation, amortization and accretion expenses, and impairment of assets and net gain or loss on asset disposals and exchanges (3)	Approx. $600 million	Unchanged
Adjusted OIBDA (3)(4)	$800-$850 million	$800 - $900 million
Capital expenditures	Approx. $850 million	Unchanged

(1)     These estimates are based on U.S. Cellular’s current plans, which include a multi-year deployment of 4G LTE technology which commenced in 2011.  New developments or changing conditions (such as customer net growth, customer demand for data services or possible acquisitions, dispositions or exchanges) could affect U.S. Cellular’s plans and, therefore, its 2012 estimated results. These estimates are before the effects of the Sprint Transaction.  The Company expects to incur incremental operating expenses in the fourth quarter of 2012 in the range of $30 to $60 million for severance, incremental accelerated depreciation, asset write-downs and other costs related to this transaction, which will decrease Operating income, increase Depreciation, amortization and accretion expenses, and impairment of assets and net gain or loss on asset disposals and exchanges, and decrease OIBDA.

(2)     The 2012 Estimated Results as disclosed in U.S. Cellular’s Quarterly Report on Form 10-Q for the period ended June 30, 2012.

(3)     The 2012 Estimated Results do not include any estimate for unrecognized net gains or losses related to disposals and exchanges of assets or losses on impairments of assets (since such transactions and their effects are uncertain).

(4)     Adjusted OIBDA is defined as operating income excluding the effects of: depreciation, amortization and accretion (OIBDA); the loss on impairment of assets (if any); and the net gain or loss on asset disposals and exchanges (if any).  Adjusted OIBDA excludes the loss on impairment of assets (if any) and net gain or loss on asset disposals and exchanges (if any) in order to show operating results on a more comparable basis from period to period.  U.S. Cellular does not intend to imply that any of such amounts that are excluded are non-recurring, infrequent or unusual; such gains or losses may occur in the future.

Adjusted OIBDA may also be commonly referred to by management as operating cash flow.  U.S. Cellular believes this measure provides useful information to investors regarding U.S. Cellular’s financial condition and results of operations because it highlights certain key cash and non-cash items and their impacts on cash flows from operating activities.  This amount should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows.

U.S. Cellular management currently believes that the foregoing estimates represent a reasonable view of what is achievable considering actions that U.S. Cellular has taken and will be taking. However, the current general economic and competitive conditions in the markets served by U.S. Cellular have created a challenging environment that could continue to significantly impact actual results. U.S. Cellular expects to continue its focus on customer satisfaction by delivering a high quality network, attractively priced service plans, a broad line of wireless devices and other products, and outstanding customer service. U.S. Cellular believes that future growth in its revenues will result primarily from selling additional products and services, including data products and services, to its existing customers, increasing the number of multi-device users among its existing customers, and attracting wireless users switching from other wireless carriers, rather than by adding users that are new to wireless service. U.S. Cellular is focusing on opportunities to increase revenues, pursuing cost reduction initiatives in various areas and implementing a number of initiatives to enable future growth. The initiatives are intended, among other things, to allow U.S. Cellular to accelerate its introduction of new products and services, better segment its customers for new services and retention, sell additional services such as data, expand its distribution channels, enhance its Internet sales and customer service capabilities, improve its prepaid products and services and reduce operational expenses over the long term.

FCC Reform Order

On November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking (“Reform Order”) adopting reforms of its universal service and intercarrier compensation mechanisms, establishing a new, broadband-focused support mechanism, and proposing further rules to advance reform.

The Reform Order substantially revises the current Universal Service Fund (“USF”) high cost program and intercarrier compensation regime.  The current USF program, which supports voice services, is to be phased out over time and replaced with the Connect America Fund (“CAF”), a new Mobility Fund and a Remote Area Fund, which will collectively support broadband-capable networks.  Mobile wireless carriers such as U.S. Cellular are eligible to receive funds in both the CAF and the Mobility Fund, although some areas that U.S. Cellular currently serves may be declared ineligible for support if they are already served, or are subject to certain rights of first refusal by incumbent carriers.

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

U.S. Cellular’s current USF support is scheduled to be phased down.  Support for 2012 (excluding certain adjustments) was frozen on January 1, 2012 using support for 2011 as a baseline and was reduced by 20% starting in July 2012.  The estimated reduction in USF support that U.S. Cellular otherwise would have received in 2012 is approximately $16 million.  Support will be further reduced by 20% in July of each subsequent year; however, if the Phase II Mobility Fund is not operational by July 2014, the phase down will halt at that time with a 40% reduction in support, until such time as the Phase II Mobility Fund is operational.

At this time, U.S. Cellular cannot predict the net effect of the FCC’s changes to the USF high cost support program in the Reform Order or whether reductions in support will be fully offset with additional support from the CAF or the Mobility Fund.  Accordingly, U.S. Cellular cannot predict whether such changes will have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

On September 27, 2012, the FCC conducted a single round, sealed bid, reverse auction to award up to $300 million in one-time Mobility Fund Phase I support to successful bidders that commit to provide 3G, or better, wireless service in areas designated as unserved by the FCC.  This auction was designated by the FCC as Auction 901.  As announced on October 3, 2012, U.S. Cellular and several of its wholly-owned subsidiaries participated in Auction 901. U.S. Cellular and its subsidiaries were winning bidders in eligible areas within 10 states and will receive up to $40.1 million in support from the Mobility Fund.  As part of the auction rules, winning bidders must complete network build out projects to provide 3G or 4G service to these areas within two or three years, respectively, and must also make their networks available to other providers for roaming.  Winning bidders will receive support funding primarily upon achievement of coverage milestones defined in the auction rules.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of September 30, (1)	2012	2011

Customers
Customers on postpaid service plans in which the end user is a customer of U.S. Cellular (“postpaid customers”)	5,175,000	5,322,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	386,000	299,000
Total retail customers	5,561,000	5,621,000
End user customers acquired through U.S. Cellular’s agreements with third parties (“reseller customers”)	247,000	311,000
Total customers	5,808,000	5,932,000

Total market population of consolidated operating markets (2)	46,966,000	46,888,000
Market penetration in consolidated operating markets (2)	12.4%	12.7%

Total market population of consolidated operating and non-operating markets (2)	92,996,000	91,965,000
Market penetration in consolidated operating and non-operating markets (2)	6.2%	6.5%

Employees
Full-time employees	7,435	7,841
Part-time employees	975	1,024
Total employees	8,410	8,865

Cell sites in service	7,984	7,828
Smartphone penetration (3)(4)	38.6%	26.2%

For the Nine Months Ended September 30, (5)	2012	2011
Net retail customer additions (losses) (6)	(43,000)	(112,000)
Net customer additions (losses) (6)	(78,000)	(145,000)

Average monthly service revenue per customer (7)
Service revenues per Consolidated Statement of Operations (000s)	$3,089,932	$3,023,752
Divided by total average customers during period (000s)	5,826	5,997
Divided by number of months in each period	9	9
Average monthly service revenue per customer	$58.93	$56.02

Postpaid churn rate (8)	1.6%	1.4%
Prepaid churn rate (8)	6.1%	6.9%
Smartphones sold as a percent of total devices sold (3)	53.0%	40.6%

(1)     Amounts include results for U.S. Cellular’s consolidated markets as of September 30.

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

(8)     Churn rates represent the percentage of the postpaid or prepaid customer base that disconnects service each month. These amounts represent the average monthly postpaid or prepaid churn rates for the nine months ended September 30 of the respective year.

Components of Operating Income

Nine Months Ended September 30,	2012	2011	Change	Percentage Change
(Dollars in thousands)
Retail service	$2,661,965	$2,604,431	$57,534	2%
Inbound roaming	272,627	254,956	17,671	7%
Other	155,340	164,365	(9,025)	(5)%
Service revenues	3,089,932	3,023,752	66,180	2%
Equipment sales	246,946	219,961	26,985	12%
Total operating revenues	3,336,878	3,243,713	93,165	3%

System operations (excluding Depreciation, amortization and accretion reported below)	725,636	687,256	38,380	6%
Cost of equipment sold	626,765	563,717	63,048	11%
Selling, general and administrative	1,315,823	1,302,436	13,387	1%
Depreciation, amortization and accretion	439,391	431,581	7,810	2%
(Gain) loss on asset disposals and exchanges, net	11,819	(5,741)	17,560	>(100)%
Total operating expenses	3,119,434	2,979,249	140,185	5%
Operating income	$217,444	$264,464	$(47,020)	(18)%

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

Retail service revenues

Retail service revenues increased by $57.5 million, or 2%, in 2012 to $2,662.0 million as the impact of an increase in billed ARPU was partially offset by a decrease in U.S. Cellular’s average customer base.

Billed ARPU increased to $50.77 in 2012 from $48.25 in 2011. This overall increase reflects an increase in Postpaid ARPU to $54.26 in 2012 from $51.82 in 2011, reflecting increases in revenues from data products and services.

The average number of customers decreased to 5,826,000 in 2012 from 5,997,000 in 2011, driven primarily by reductions in postpaid and reseller customers.

U.S. Cellular expects continued pressure on service revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings.

U.S. Cellular’s Belief Plans allow customers to earn loyalty reward points.  U.S. Cellular accounts for loyalty reward points under the deferred revenue method.  Under this method, U.S. Cellular allocates a portion of the revenue billed to customers under the Belief Plans to the loyalty reward points. The revenue allocated to these points is initially deferred in the Consolidated Balance Sheet and is recognized in future periods when the loyalty reward points are redeemed or used.  Application of the deferred revenue method of accounting related to loyalty reward points resulted in deferring revenues, net of redemptions, of $19.8 million and $24.7 million in the nine months ended September 30, 2012 and 2011, respectively. These amounts are included in the Customer deposits and deferred revenues in the Consolidated Balance Sheet.

Inbound roaming revenues

Inbound roaming revenues increased by $17.7 million, or 7%, in 2012 to $272.6 million. The growth was driven primarily by increased data usage by customers of other carriers who used U.S. Cellular’s networks when roaming.  U.S. Cellular expects continued growth in data usage but expects that Inbound roaming revenues, as well as expenses incurred when U.S. Cellular customers roam on other carriers’ networks, will decline from current levels in the near-term due to lower rates.

Other revenues

Other revenues decreased by $9.0 million, or 5%, in 2012 to $155.3 million, primarily due to the July 2012 commencement of a 20% phase down of USF support described in the “Overview – FCC Reform Order” section above.

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

The increase in 2012 Equipment sales revenues of $27.0 million, or 12%, to $246.9 million primarily was driven by an increase of 9% in average revenue per device sold. Average revenue per device sold increased due to customer preference continuing to shift to higher-priced smartphones, and increases in activation and upgrade fees.

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

Key components of the $38.4 million, or 6%, increase in System operations expenses to $725.6 million were as follows:

•         Maintenance, utility and cell site expenses increased $22.1 million, or 8%, driven in part by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,984 at September 30, 2012 and 7,828 at September 30, 2011, as U.S. Cellular continued to expand and enhance coverage in its existing markets.  Expenses also increased to support rapidly growing demand for data services and the deployment and operation of 4G LTE networks.

•         Customer usage expenses increased by $8.4 million, or 4%, driven by increases in data infrastructure expenses related to the new 4G LTE network, network capacity expansion and increased data usage by subscribers.

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $7.9 million, or 4%, primarily due to higher data roaming expenses offset by a decline in voice roaming expenses.

U.S. Cellular expects total system operations expenses to increase on a year-over-year basis in the foreseeable future to support the continued growth in cell sites and other network facilities as it continues to add capacity, enhance quality and deploy new technologies to support increases in total customer usage, particularly data usage.

Cost of equipment sold

Cost of equipment sold increased by $63.0 million, or 11%, in 2012 to $626.8 million. The increase was driven by an 11% increase in the average cost per device.  Average cost per device sold increased due primarily to a shift in customer preference to higher cost smartphones from lower cost feature phones.

U.S. Cellular’s loss on equipment, defined as Equipment sales revenues less Cost of equipment sold, was $379.8 million and $343.8 million for 2012 and 2011, respectively. U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as wireless carriers continue to use device availability and pricing as a means of competitive differentiation. In addition, U.S. Cellular expects increasing sales of data centric wireless devices such as smartphones and tablets to result in higher equipment subsidies over time; these devices generally have higher purchase costs which cannot be recovered through proportionately higher selling prices to customers.

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

Key components of the $13.4 million, or 1%, increase to $1,315.8 million were as follows:

•         General and administrative increased by $17.2 million, or 2%, driven by increases in the USF contribution rate and bad debts expense.

•         Selling and marketing decreased by $3.8 million, or 1%, driven by a decrease in advertising expense partially offset by increases in employee expenses and commissions.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased $7.8 million, or 2%, in 2012 to $439.4 million primarily due to increased amortization expense related to certain business intelligence, customer relationship management and network system software platforms as well as increased depreciation expense related to an increase in Property, plant and equipment reflecting significant capital expenditures in 2011 and 2012.

See “Financial Resources” and “Liquidity and Capital Resources” for a discussion of U.S. Cellular’s capital expenditures.

(Gain) loss on asset disposals and exchanges, net

The change from a net gain on asset disposals and exchanges in 2011 to a net loss on asset disposals and exchanges in 2012 is primarily due to a gain recognized in September 2011 for a license swap transaction and losses recognized in 2012 for the write-off of certain network assets partially offset by a gain recognized related to the sale of a wireless market in March 2012.

Components of Other Income (Expense)

Nine Months Ended September 30,	2012	2011	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating income	$217,444	$264,464	$(47,020)	(18)%

Equity in earnings of unconsolidated entities	71,584	65,289	6,295	10%
Interest and dividend income	2,823	2,466	357	14%
Gain (loss) on investment	(3,728)	13,373	(17,101)	>(100)%
Interest expense	(35,272)	(51,905)	16,633	32%
Other, net	173	(47)	220	>(100)%
Total investment and other income	35,580	29,176	6,404	22%

Income before income taxes	253,024	293,640	(40,616)	(14)%
Income tax expense	82,624	102,771	(20,147)	(20)%

Net income	170,400	190,869	(20,469)	(11)%
Less: Net income attributable to noncontrolling interests, net of tax	(19,772)	(18,629)	(1,143)	(6)%
Net income attributable to U.S. Cellular shareholders	$150,628	$172,240	$(21,612)	(13)%

Basic earnings per share attributable to U.S. Cellular shareholders	$1.78	$2.03	$(0.25)	(12)%

Diluted earnings per share attributable to U.S. Cellular shareholders	$1.77	$2.02	$(0.25)	(12)%

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

U.S. Cellular’s investment in the LA Partnership contributed $54.6 million to Equity in earnings of unconsolidated entities in 2012 compared to $43.7 million in 2011.  The remaining change resulted from decreases in net income from other equity interests.

Gain (loss) on investment

Gain (loss) on investment includes, in 2012, a provision for loss of $3.7 million related to a note receivable and preferred stock acquired by U.S. Cellular in connection with an acquisition in 1998, and, in 2011, a $13.4 million gain from the adjustment of a pre-existing noncontrolling interest for which U.S. Cellular purchased the remaining interest in May 2011.

Interest expense

The decrease in interest expense was due primarily to the write-off of unamortized debt issuance costs in 2011 of $8.2 million for U.S. Cellular’s $330.0 million, 7.5% Senior Notes redeemed in June 2011, as well as the result of lower interest rates on outstanding debt and increases in capitalized interest on projects related to network and system enhancements in 2012.  Capitalized interest was $12.6 million and $6.8 million for 2012 and 2011, respectively.

Income tax expense

See Note 4 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of the change in income tax expense and the overall effective tax rate on Income before income taxes.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Components of Operating Income

Three Months Ended September 30,	2012	2011	Change	Percentage Change
(Dollars in thousands)
Retail service	$884,219	$871,199	$13,020	1%
Inbound roaming	106,132	107,810	(1,678)	(2)%
Other	46,019	57,600	(11,581)	(20)%
Service revenues	1,036,370	1,036,609	(239)	-
Equipment sales	103,987	73,830	30,157	41%
Total operating revenues	1,140,357	1,110,439	29,918	3%

System operations (excluding Depreciation, amortization and accretion reported below)	249,245	241,852	7,393	3%
Cost of equipment sold	248,029	196,229	51,800	26%
Selling, general and administrative	438,526	438,774	(248)	-
Depreciation, amortization and accretion	145,151	141,664	3,487	2%
(Gain) loss on asset disposals and exchanges, net	11,327	(9,700)	21,027	>(100)%
Total operating expenses	1,092,278	1,008,819	83,459	8%
Operating income	$48,079	$101,620	$(53,541)	(53)%

Operating Revenues

Retail service revenues

Retail service revenues increased $13.0 million, or 1%, to $884.2 million in 2012 as the impact of an increase in billed ARPU was partly offset by a decrease in U.S. Cellular’s average customer base.

•         Billed ARPU per customer increased to $50.83 in 2012 compared to $48.82 in 2011. The net increase resulted primarily from growth in revenues from data products and services.

•         The average number of customers decreased to 5,799,000 in 2012 from 5,948,000 in 2011, driven by reductions in postpaid and reseller customers.

Application of the deferred revenue method of accounting related to loyalty reward points resulted in deferring revenues, net of redemptions, of $7.1 million and $8.3 million in the three months ended September, 30 2012 and 2011, respectively. These amounts are included in the Customer deposits and deferred revenues in the Consolidated Balance Sheet.

Inbound roaming revenues

Inbound roaming revenues decreased by $1.7 million, or 2%, to $106.1 million in 2012 compared to 2011. Increases in inbound data roaming usage were offset by lower rates.

Other revenues

Other revenues decreased by $11.6 million, or 20%, to $46.0 million primarily due to a decrease in ETC revenues.  ETC revenues in 2012 were $31.1 million compared to $42.7 million in 2011 and decreased due to the 20% phase down of USF support which started in July 2012.

Equipment sales revenues

Equipment sales revenues increased by $30.2 million, or 41%, in 2012 to $104.0 million driven by shifts in customer preference to higher-priced smartphones as well as increases in activation and upgrade fees.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the overall increase in System operations expenses were as follows:

•         Maintenance, utility and cell site expenses increased $5.3 million, or 5%, driven in part by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,984 at September 30, 2012 and 7,828 at September 30, 2011, as U.S. Cellular continued to expand and enhance coverage in its existing markets.  Expenses also increased to support rapidly growing demand for data services and the deployment and operation of 4G LTE networks.

•         Customer usage expense increased $3.0 million, or 4%, driven by increases in data infrastructure expenses related to the new 4G LTE network, network capacity expansion and increased data usage by subscribers.

Cost of equipment sold

Cost of equipment sold increased in 2012 compared to 2011 due primarily to a shift in the mix of units sold to higher-priced smartphones, which resulted in an increase of 24% in average cost per device sold, as well as a 3% increase in the total number of devices sold.

(Gain) loss on asset disposals and exchanges, net

The change from a net gain on asset disposals and exchanges in 2011 to a net loss on asset disposals and exchanges in 2012 is primarily due to a gain recognized in September 2011 for a license swap transaction and losses recognized in 2012 for the write-off of certain network assets.

Components of Other Income (Expense)

				Percentage
Three Months Ended September 30,	2012	2011	Change	Change
(Dollars in thousands, except per share amounts)
Operating income	$48,079	$101,620	$(53,541)	(53)%

Equity in earnings from unconsolidated entities	24,816	21,929	2,887	13%
Interest and dividend income	935	869	66	8%
Interest expense	(9,501)	(11,522)	2,021	18%
Other, net	200	(97)	297	>(100)%
Total investment and other income	16,450	11,179	5,271	47%

Income before income taxes	64,529	112,799	(48,270)	(43)%
Income tax expense	22,389	43,292	(20,903)	(48)%

Net income	42,140	69,507	(27,367)	(39)%
Less: Net income attributable to noncontrolling interests, net of tax	(6,689)	(7,367)	678	9%
Net income attributable to U.S. Cellular	$35,451	$62,140	$(26,689)	(43)%

Basic earnings per share attributable to U.S. Cellular shareholders	$0.42	$0.73	$(0.31)	(42)%

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.42	$0.73	$(0.31)	(42)%

Equity in earnings of unconsolidated entities

U.S. Cellular’s investment in the LA Partnership contributed $18.3 million and $16.6 million to Equity in earnings of unconsolidated entities in 2012 and 2011, respectively.

Interest expense

The decrease in interest expense was due primarily to increases in capitalized interest on projects related to network and system enhancements in 2012.  Capitalized interest was $6.4 million and $4.3 million for 2012 and 2011, respectively.

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

FINANCIAL RESOURCES

U.S. Cellular operates a capital‑ and marketing‑intensive business. U.S. Cellular utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and disposition of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and Common Share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize U.S. Cellular’s cash flow activities in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

	2012	2011
(Dollars in thousands)
Cash flows from (used in):
Operating activities (1)	$608,759	$738,821
Investing activities (1)	(619,486)	(451,060)
Financing activities	(3,849)	(61,046)
Cash classified as held for sale	-	(11,237)
Net increase (decrease) in cash and cash equivalents	$(14,576)	$215,478

(1)     In preparing its Consolidated Statement of Cash Flows for the year ended December 31, 2011, U.S. Cellular discovered certain errors related to the classification of outstanding checks with the right of offset and the classification of Accounts payable for Additions to property, plant and equipment. These errors resulted in the misstatement of Cash flows from operating activities and Cash flows used in investing activities for the nine months ended September 30, 2011. The amounts herein reflect the revised amounts.  See Note 2 — Revision of Prior Period Amounts in the Notes to Consolidated Financial Statements for additional information.

Cash Flows from Operating Activities

The following table presents Adjusted OIBDA and is included for purposes of analyzing changes in operating activities. U.S. Cellular believes this measure provides useful information to investors regarding U.S. Cellular’s financial condition and results of operations because it highlights certain key cash and non-cash items and their impacts on Cash flows from operating activities:

	2012	2011
(Dollars in thousands)
Operating income	$217,444	$264,464
Non-cash items
Depreciation, amortization and accretion	439,391	431,581
Loss on impairment of assets	-	-
(Gain) loss on asset disposals and exchanges, net	11,819	(5,741)
Adjusted OIBDA (1)	$668,654	$690,304

(1)     Adjusted OIBDA is defined as operating income excluding the effects of: depreciation, amortization and accretion (OIBDA); the loss on impairment of assets (if any); and the net gain or loss on asset disposals and exchanges (if any).  Adjusted OIBDA excludes the loss on impairment of assets (if any) and net gain or loss on asset disposals and exchanges (if any) in order to show operating results on a more comparable basis from period to period.  U.S. Cellular does not intend to imply that any of such amounts that are excluded are non-recurring, infrequent or unusual; such gains or losses may occur in the future.

Adjusted OIBDA may also be commonly referred to by management as operating cash flow.  U.S. Cellular believes this measure provides useful information to investors regarding U.S. Cellular’s financial condition and results of operations because it highlights certain key cash and non-cash items and their impacts on cash flows from operating activities.  This amount should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows.

Cash flows from operating activities in 2012 were $608.8 million, a decrease of $130.1 million from 2011.  Significant changes included the following:

•         Adjusted OIBDA, as shown in the table above, decreased by $21.6 million primarily due to a decrease in operating income.  See discussion in the “Results of Operations” for factors that affected operating income.

•         Income tax refunds, net of $59.6 million were recorded in 2012 compared to income tax refunds, net of $53.8 million in 2011.  This resulted in a year-over-year increase in cash flows of $5.8 million.  Federal tax refunds of $66.8 million were received in 2012 for carrybacks to the 2009 and 2010 tax years.  U.S. Cellular incurred a federal net operating loss in 2011 largely attributable to 100% bonus depreciation applicable to qualified capital expenditures.  U.S. Cellular’s future federal income tax liabilities associated with the current benefits realized from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet. U.S. Cellular expects federal income tax payments to substantially increase beginning in 2013 and remain at a higher level for several years as the amount of U.S. Cellular’s federal tax depreciation deduction substantially decreases as a result of having accelerated depreciation in earlier years. This expectation assumes that federal bonus depreciation provisions are not enacted in future periods. To the extent further federal bonus depreciation provisions are enacted, this expectation will change.

•         Changes in Inventory required $69.4 million in 2012 and required $36.3 million in 2011, resulting in a $33.1 million decrease in cash flows.  This change was primarily due to higher inventory levels and a change in inventory mix resulting in a higher cost per unit.

•         Changes in Accounts payable required $33.7 million in 2012 and provided $42.9 million in 2011, causing a year-over-year decrease in cash flows of $76.6 million.  Changes in Accounts payable were primarily driven by payment timing differences related to operating expenses and device purchases.

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

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures) totaled $583.6 million in 2012 and $506.1 million in 2011. Cash used for additions to property, plant and equipment is reported in the Consolidated Statement of Cash Flows and excludes amounts accrued in Accounts payable for capital expenditures at September 30, and includes amounts paid in the current period that were accrued at December 31, of the prior year.  Cash used for additions to property, plant and equipment totaled $611.4 million in 2012 and $462.3 million in 2011. These expenditures were made to construct new cell sites, build out 4G LTE networks in certain markets, increase capacity in existing cell sites and switches, develop new and enhance existing office systems such as the new Billing and Operational Support System (“B/OSS”) and customer relationship management platforms, and construct new and remodel existing retail stores.

Cash payments for acquisitions in 2012 and 2011 were as follows:

Cash Payment for Acquisitions (1)	2012	2011
(Dollars in thousands)
Licenses	$57,957	$4,406
Additional interest in operating market	-	19,367
Total	$57,957	$23,773

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

U.S. Cellular invested $45.0 million and $50.0 million in 2012 and 2011, respectively, in U.S. treasuries and corporate notes with maturities of greater than three months from the acquisition date.  U.S. Cellular realized proceeds of $50.0 million and $85.3 million in 2012 and 2011, respectively, related to the maturities of its investments in U.S. treasuries and corporate notes.  Accordingly, the net impact of this activity was to decrease Cash flows from investing activities by $30.3 million on a year-over-year basis.

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

Cash Classified as Held for Sale

On May 9, 2011, U.S. Cellular purchased the remaining ownership interest in a wireless business in which it previously held a noncontrolling interest. As of September 30, 2011, the assets and liabilities of this business, including $11.2 million in cash, were classified as “held for sale”.  In March 2012, U.S. Cellular sold the majority of the assets and liabilities of this wireless business.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for additional information.

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

Nine Months Ended September 30,	2012	2011
(Dollars in thousands)
Cash flows from operating activities	$608,759	$738,821
Cash used for additions to property, plant and equipment	(611,431)	(462,327)
Free cash flow	$(2,672)	$276,494

See Cash Flows from Operating Activities and Cash Flows from Investing Activities for details on the changes to the components of Free cash flow.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, U.S. Cellular had Cash and cash equivalents of $409.6 million, Short-term investments of $140.5 million, Long-term investments of $10.2 million and available funds under its revolving credit facility of $299.8 million, as discussed in more detail below.  U.S. Cellular believes that existing cash and investments balances, funds available under its revolving credit facility and expected cash flows from operating and investing activities provide substantial liquidity and financial flexibility for U.S. Cellular to meet its normal financing needs (including working capital, construction and development expenditures, and share repurchases under its approved program) for the foreseeable future. In addition, U.S. Cellular may access public and private capital markets to help meet its financing needs.

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

Cash and Cash Equivalents

At September 30, 2012, U.S. Cellular had $409.6 million in Cash and cash equivalents, which included cash and short-term, highly liquid investments with original maturities of three months or less. The primary objective of U.S. Cellular’s Cash and cash equivalents investment activities is to preserve principal.  At September 30, 2012, the majority of U.S. Cellular’s Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury securities with original maturities of less than three months or in repurchase agreements fully collateralized by such obligations.  U.S. Cellular monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Short-term and Long-term Investments

At September 30, 2012, U.S. Cellular had $140.5 million in Short-term investments and $10.2 million in Long-term investments. Short-term and Long-term investments consist of U.S. treasuries and corporate notes, all of which are designated as held-to-maturity investments and are recorded at amortized cost in the Consolidated Balance Sheet.  The corporate notes are guaranteed by the Federal Deposit Insurance Corporation.  For these investments, U.S. Cellular’s objective is to earn a higher rate of return on cash balances that are not anticipated to be required to meet liquidity needs in the near term, while maintaining a low level of investment risk.  See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional details on Short-term and Long-term investments.

Revolving Credit Facility

U.S. Cellular has a revolving credit facility available for general corporate purposes.

In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated December 17, 2010 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At September 30, 2012, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

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

As of September 30, 2012, U.S. Cellular’s credit rating from nationally recognized credit rating agencies remained at investment grade.

The following table summarizes the terms of U.S. Cellular’s revolving credit facility as of September 30, 2012:

(Dollars in millions)
Maximum borrowing capacity	$300.0
Letter of credit outstanding	$0.2
Amount borrowed	$-
Amount available for use	$299.8
Agreement date	December 2010
Maturity date	December 2015

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. The covenants also prescribe certain terms associated with intercompany loans from TDS or TDS subsidiaries to U.S. Cellular or U.S. Cellular subsidiaries.  There were no intercompany loans at September 30, 2012 or 2011.  U.S. Cellular believes it was in compliance as of September 30, 2012 with all of the covenants and requirements set forth in its revolving credit facility.

Long-Term Financing

U.S. Cellular had the following debt outstanding as of September 30, 2012:

(Dollars in thousands)	Issuance date	Maturity date	Call date (1)	Aggregate Principal Amount
Unsecured Senior Notes
6.7%	December 2003 and June 2004	December 2033	December 2003	$544,000
6.95%	May 2011	May 2060	May 2016	$342,000

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

U.S. Cellular’s long-term debt indenture does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.  U.S. Cellular believes it was in compliance as of September 30, 2012 with all covenants and other requirements set forth in its long-term debt indenture.  U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indenture.

The long-term debt principal payments due for the remainder of 2012 and the next four years represent less than 1% of the total long-term debt obligation at September 30, 2012.  Refer to Market Risk — Long-Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2011 and Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s Long-term debt.

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

U.S. Cellular has an effective shelf registration statement on Form S-3 that it may use to issue senior debt securities. The proceeds from any such issuance may be used for general corporate purposes, including to finance the redemption of any of the above existing debt.  The U.S. Cellular shelf registration statement permits U.S. Cellular to issue at any time and from time to time senior debt securities in one or more offerings up to an aggregate principal amount of $500 million.  The ability of U.S. Cellular to complete an offering pursuant to such shelf registration statement is subject to market conditions and other factors at the time.

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

U.S. Cellular plans to finance its capital expenditures program for 2012 using primarily cash flows from operating activities and, as necessary, existing cash balances and short-term investments.

Acquisitions, Divestitures and Exchanges

U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, U.S. Cellular reviews attractive opportunities to acquire additional wireless operating markets and wireless spectrum. In addition, U.S. Cellular may seek to divest outright or include in exchanges for other wireless interests those interests that are not strategic to its long-term success. As a result, U.S. Cellular may be engaged from time to time in negotiations relating to the acquisition, divestiture or exchange of companies, strategic properties or wireless spectrum. In general, U.S. Cellular may not disclose such transactions until there is a definitive agreement.  See “Sprint Transaction” above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6 — Acquisitions, Divestitures and Exchanges and Note 15 — Subsequent Events in the Notes to Consolidated Financial Statements for details on significant transactions.

FCC Auction

U.S. Cellular and several of its wholly-owned subsidiaries were winning bidders of up to $40.1 million in Auction 901, a single round, sealed bid, reverse auction to award up to $300 million in one-time Mobility Fund Phase I support to successful bidders that commit to provide 3G, or better, wireless service in areas designated as unserved by the FCC. See the “Overview – FCC Reform Order” section above for the details of this auction.

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

Contractual and Other Obligations

There was no material change between December 31, 2011 and September 30, 2012 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2011 other than the material commitments described below.

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

Agreements

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  Pursuant to an updated Statement of Work dated June 29, 2012, the implementation of B/OSS is expected to take until 2013 to complete and total payments to Amdocs are estimated to be approximately $152.1 million (subject to certain potential adjustments). The $152.1 million will be paid in installments through the second half of 2013.  As of September 30, 2012, $77.6 million had been paid to Amdocs.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with GAAP.  U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in U.S. Cellular’s Form 10-K for the year ended December 31, 2011.  There were no material changes to U.S. Cellular’s application of critical accounting policies and estimates during the nine months ended September 30, 2012.

Goodwill and Licenses

Licenses and Goodwill must be assessed for impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired.  U.S. Cellular performs annual impairment testing of Licenses and Goodwill, as required by GAAP, in the fourth quarter of its fiscal year.  U.S. Cellular evaluated the need to perform impairment testing of Licenses and Goodwill in the third quarter of 2012 and determined that no triggering event, as defined by GAAP, had occurred.  It is possible that U.S. Cellular could be required to recognize an impairment of its Licenses and/or Goodwill in the fourth quarter of 2012, as a result of the annual impairment testing.  The amount of any possible impairment is uncertain at this time.

During the second quarter of 2012, a sustained decrease in U.S. Cellular’s stock price resulted in a triggering event, requiring an interim impairment test of Goodwill and Licenses as of June 30, 2012.  Based on this test, U.S. Cellular concluded that there was no impairment of Goodwill or Licenses.  A summary of the results of Licenses and Goodwill impairment testing performed as of June 30, 2012, more fully described in U.S. Cellular’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, is presented below.

Goodwill

U.S. Cellular tests Goodwill for impairment using a discounted cash flow approach to value each of its five “reporting units” using value drivers and risks specific to the current industry and economic markets.  The most significant assumptions made in this process were the revenue growth rate, discount rate, and projected capital expenditures.  As of June 30, 2012, the fair values of the reporting units exceeded their respective carrying values by amounts ranging from 20% to 80% of the respective carrying values. Therefore, no impairment of Goodwill existed.

Licenses

U.S. Cellular tests Licenses for impairment at the level of reporting referred to as a “unit of accounting.” For purposes of its impairment testing of Licenses as of June 30, 2012, U.S. Cellular separated its FCC licenses into twelve units of accounting based on geographic service areas.  Five of these twelve accounting units are considered developed operating markets (“built licenses”).  Seven of these twelve units of accounting represented geographic groupings of licenses which, because they were not being utilized and, therefore, were not expected to generate cash flows from operating activities in the foreseeable future, are considered non-operating markets (“unbuilt licenses”).

U.S. Cellular applies the build-out method to estimate the fair values of built licenses. The most significant assumptions applied for purposes of the June 30, 2012 impairment assessments of built licenses were; the build-out period, discount rate, long-term earnings before interest, taxes, depreciation and amortization (“EBITDA”) margin, long-term capital expenditure requirement, long-term service revenue growth rate and customer penetration rate. There was no impairment loss recognized related to built licenses as a result of the June 30, 2012 Licenses impairment test.

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

As of June 30, 2012, Licenses with an aggregate carrying value of $69.5 million were in units of accounting where the fair value exceeded the carrying value by amounts less than 10% of the carrying value.  Any further declines in the fair value of such licenses in future periods could result in the recognition of impairment losses on such licenses and any such impairment losses would have a negative impact on future results of operations.

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

•         A failure by U.S. Cellular to successfully execute its business strategy (including planned acquisitions, divestitures and exchanges) or allocate resources or capital could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

•         A failure by U.S. Cellular’s service offerings to meet customer expectations could limit U.S. Cellular’s ability to attract and retain customers and could have an adverse effect on U.S. Cellular’s business, financial conditions or results of operations.

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

•         Changes in Universal Service Fund ("USF") funding and/or intercarrier compensation could have a material adverse impact on U.S. Cellular’s financial condition or results of operations.

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

•         Financial difficulties (including bankruptcy proceedings) or other operational difficulties of any of U.S. Cellular’s key suppliers, termination or impairment of U.S. Cellular’s relationships with such suppliers, or a failure by U.S. Cellular to manage its supply chain effectively could result in delays or termination of U.S. Cellular’s receipt of required equipment or services, or could result in excess quantities of required equipment or services, any of which could adversely affect U.S. Cellular’s business, financial condition or results of operations.

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

See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair market value of U.S. Cellular’s Long-term debt as of September 30, 2012.

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s Chief Executive Officer and Chief Financial Officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of September 30, 2012, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

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

Subpoena

On November 1, 2011, TDS received a subpoena from the FCC’s Office of Inspector General requesting information regarding receipt of Federal Universal Service Fund support relating to TDS and its affiliates, which include U.S. Cellular. TDS has provided the information requested and has not received any further communications from the FCC regarding this matter after providing such information. TDS intends to fully cooperate with any further requests for information. TDS cannot predict any action that may be taken as a result of the request.

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

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number
			Common Shares	of Common Shares
	Total Number	Average Price	Purchased as Part of	that May Yet Be
	of Common	Paid per	Publicly Announced	Purchased Under the
Period	Shares Purchased	Common Share	Plans or Programs	Plans or Programs
July 1 – 31, 2012	-	$-	-	2,598,522
August 1 – 31, 2012	-	-	-	2,598,522
September 1 – 30, 2012	-	-	-	2,598,522
Total for or as of the end of the quarter ended September 30, 2012	-	$-	-	2,598,522

The following is additional information with respect to the foregoing authorization:

i.         The date the program was announced was November 20, 2009 by Form 8-K.

ii.        The amount approved was up to 1,300,000 U.S. Cellular Common Shares on an annual basis in 2009 and continuing each year thereafter on a cumulative basis.

iii.      There is no expiration date for the program.

iv.      The authorization did not expire during the third quarter of 2012.

v.       U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the third quarter of 2012.

Item 5. Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular did not borrow or repay any amounts under its revolving credit facility in the third quarter of 2012. U.S. Cellular had no borrowings outstanding under its revolving credit facility as of September 30, 2012.

A description of U.S. Cellular’s revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 17, 2010 and is incorporated by reference herein.

Item 6. Exhibits.

Exhibit 2.1 — Purchase and Sale Agreement dated as of November 6, 2012 by and between United States Cellular Corporation and Sprint Spectrum L.P. and SprintCom, Inc., is hereby incorporated by reference to U.S. Cellular’s Current Report on Form 8-K dated November 6, 2012.

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

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	November 7, 2012	/s/ Mary N. Dillon
Mary N. Dillon President and Chief Executive Officer (principal executive officer)

Date:	November 7, 2012	/s/ Steven T. Campbell
Steven T. Campbell Executive Vice President-Finance, Chief Financial Officer and Treasurer (principal financial officer)

Date:	November 7, 2012	/s/ Douglas D. Shuma
Douglas D. Shuma Chief Accounting Officer (principal accounting officer)

Signature page for the U.S. Cellular 2012 Third Quarter Form 10-Q