Form 10-K
period 2012-12-31
UNITED STATES CELLULAR CORP
filed 2013-02-26
CIK 821130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of June 30, 2012, the aggregate market value of the registrant’s Common Shares held by non-affiliates was approximately $534.6 million, based upon the closing price of the Common Shares on June 30, 2012 of $38.62, as reported by the New York Stock Exchange.  For purposes hereof, it was assumed that each director, executive officer and holder of 10% or more of any class of voting equity security of U.S. Cellular is an affiliate.

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2013, is 50,882,000 Common Shares, $1 par value, and 33,006,000 Series A Common Shares, $1 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the registrant’s 2012 Annual Report to Shareholders filed as Exhibit 13 hereto, and of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2013 Annual Meeting of Shareholders scheduled to be held May 14, 2013, described in the cross reference sheet and table of contents included herein, are incorporated by reference into Parts II and III of this report.

United States Cellular Corporation

Annual Report on Form 10-K for the period ended December 31, 2012

CROSS REFERENCE SHEET AND TABLE OF CONTENTS

		Page Number or Reference (1)
Part I		2
Item 1.	Business	2
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	33
Item 2.	Properties	33
Item 3.	Legal Proceedings	33
Item 4.	Mine Safety Disclosures	33

Part II		34
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	34	(2)
Item 6.	Selected Financial Data	34	(3)
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34	(4)
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	35	(5)
Item 8.	Financial Statements and Supplementary Data	35	(6)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	35
Item 9A.	Controls and Procedures	35
Item 9B.	Other Information	36

Part III		37
Item 10.	Directors, Executive Officers and Corporate Governance	37	(7)
Item 11.	Executive Compensation	37	(8)
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37	(9)
Item 13.	Certain Relationships and Related Transactions, and Director Independence	37	(10)
Item 14.	Principal Accountant Fees and Services	37	(11)

Part IV		38
Item 15.	Exhibits and Financial Statement Schedules	38

(1)                     Parenthetical references are to information incorporated by reference from Exhibit 13 hereto, which includes portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2012 (“Annual Report”) and from the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2013 Annual Meeting of Shareholders (“Proxy Statement”) to be filed on or prior to April 30, 2013.

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

(4)                     Annual Report section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(5)                     Annual Report section entitled “Market Risk.”

(6)                     Annual Report sections entitled “Consolidated Statement of Operations,” “Consolidated Statement of Cash Flows,” “Consolidated Balance Sheet,” “Consolidated Statement of Changes in Equity,” “Notes to Consolidated Financial Statements,” “Consolidated Quarterly Information (Unaudited),” “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”  The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the years ended December 31, 2012, 2011 and 2010 equaled net income.

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

(10)              Proxy Statement sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions.”

(11)              Proxy Statement section entitled “Fees Paid to Principal Accountants.”

UNITED STATES CELLULAR CORPORATION 8410 WEST BRYN MAWR AVENUE, CHICAGO ILLINOIS 60631 TELEPHONE (773) 399-8900

PART I

Item 1.  Business

General

United States Cellular Corporation (“U.S. Cellular”) was incorporated under the laws of the state of Delaware in 1983. At December 31, 2012, U.S. Cellular’s consolidated operating markets cover approximately 5.8 million customers in five geographic market areas in 26 states. U.S. Cellular operates in one reportable segment, wireless operations, and all of its wireless operating markets are in the United States.

U.S. Cellular is a majority-owned subsidiary of Telephone and Data Systems, Inc. (NYSE symbol “TDS”).  As of December 31, 2012, TDS owned 84% of the combined total of the outstanding Common Shares and Series A Common Shares of U.S. Cellular and controlled 96% of the combined voting power of both classes of common stock.  The Common Shares of U.S. Cellular are listed on the New York Stock Exchange under the symbol “USM.”  U.S. Cellular’s 6.95% Senior Notes are listed on the New York Stock Exchange (“NYSE”) under the symbol “UZA.”  U.S. Cellular’s 6.7% Senior Notes due 2033 are not listed on any stock exchange and trade over the counter.

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

U.S. Cellular is a wireless telecommunications service provider.  U.S. Cellular groups its individual markets (geographic service areas as defined by the Federal Communications Commission (“FCC”) in which wireless carriers are licensed, for fixed terms, to provide service) into broader geographic market areas (as discussed below in “Total Consolidated Markets” and “Consolidated Operating Markets”) to offer customers large service areas that primarily utilize U.S. Cellular’s network.  Since 1985, when it began providing wireless telecommunications service in Knoxville, Tennessee and Tulsa, Oklahoma, U.S. Cellular has expanded its consolidated wireless networks and customer service operations to cover five geographic market areas in portions of 26 states, which collectively represent a total population of 47.0 million as of December 31, 2012.  U.S. Cellular uses roaming agreements with other wireless carriers to provide service to its customers in areas not covered by U.S. Cellular’s network.

U.S. Cellular is subject to regulation by the FCC as a provider of wireless telecommunication services. The FCC regulates the licensing, construction, and operation of providers of wireless telecommunications systems, as well as the provision of services over those systems.  See “Regulation” below for further discussion regarding licenses as well as the regulations promulgated by the FCC.

U.S. Cellular’s ownership interests in wireless licenses include both consolidated and investment interests in licenses covering portions of 36 states and a total population of 93.2 million at December 31, 2012.

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

Total Consolidated Markets (Including non-operating markets)

The following table summarizes information regarding licensed areas which U.S. Cellular consolidates as of December 31, 2012.  The population shown is the total population within each geographic market area, regardless of U.S. Cellular’s percentage ownership in the licenses included in such geographic market areas:

Geographic Market Areas	Population (1)	Customers	Penetration	States
Central Region (2)	65,931,000	3,688,000	5.6%	AL, AR, CO, FL, GA, IA, IL, IN, KS, KY, LA, MI, MN, MO, MS, NE, OH, OK, SD, TX, WI
Mid-Atlantic Region	20,291,000	1,104,000	5.4%	MD, NC, PA, SC, TN, VA, WV
New England Region	2,857,000	422,000	14.8%	ME, NH, VT
Northwest Region	3,685,000	369,000	10.0%	CA, ID, OR, WA
New York Region (3)	480,000	215,000	44.8%	NY
Total	93,244,000	5,798,000	6.2%

Consolidated Operating Markets

The following table summarizes information regarding licensed areas which U.S. Cellular consolidates and are in operation as of December 31, 2012.  The population shown is the total population within each geographic market area, regardless of U.S. Cellular’s percentage ownership in the licenses included in such geographic market areas:

Geographic Market Areas	Population (1)	Customers	Penetration	States
Central Region (2)	33,235,000	3,688,000	11.1%	IA, IL, IN, KS, MI, MN, MO, NE, OH, OK, TX, WI
Mid-Atlantic Region	8,006,000	1,104,000	13.8%	MD, NC, PA, SC, TN, VA, WV
New England Region	2,857,000	422,000	14.8%	ME, NH, VT
Northwest Region	2,388,000	369,000	15.5%	CA, OR, WA
New York Region (3)	480,000	215,000	44.8%	NY
Total	46,966,000	5,798,000	12.3%

(1)         Represents 100% of the population of the licensed areas, based on 2011 Claritas® population estimates.  “Population” in this context includes only the areas covering such markets and is used only for the purposes of calculating market penetration and is not related to “population equivalents,” as defined below. It also includes 100% of the population of two licensed areas where U.S. Cellular owns a controlling interest and has contracted with another wireless operator to manage the operations.

(2)         At December 31, 2012, the Divestiture Markets are included in the Central Geographic Market Area.

(3)         Markets in the New York Region are operated by Verizon Wireless under the Verizon Wireless brand.  U.S. Cellular owns a greater than 50% interest in each of these markets and consolidates the financial results of these markets in accordance with Generally Accepted Accounting Principles (“GAAP”).

Investment Markets

The following table summarizes the markets in which U.S. Cellular owns an investment interest at December 31, 2012.  For licenses in which U.S. Cellular owns an investment interest, the related population equivalents are shown.

Market Area/Market	Population (1)	Current Percentage Interest (2)	Current Population Equivalents (3)
Los Angeles/Oxnard, CA	18,095,000	5.5%	995,000
Oklahoma City, OK	1,209,000	14.6%	177,000
Others (fewer than 100,000 population equivalents each)	4,667,000	Varies	290,000
Total population equivalents in investment markets			1,462,000

(1)         Represents 100% of the total population of the licensed area in which U.S. Cellular owns an interest based on 2011 Claritas® population estimates.

(2)         Represents U.S. Cellular’s percentage ownership interest in the licensed area as of December 31, 2012.

(3)         “Current Population Equivalents” are derived by multiplying the amount in the “Population” column by the percentage interest indicated in the “Current Percentage Interest” column.

Divestiture Transaction

As more fully described in the Divesture Transaction section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 7 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements, on November 6, 2012, U.S. Cellular entered into a Purchase and Sale Agreement (the “Divestiture Transaction”) with subsidiaries of Sprint Nextel Corporation (“Sprint”).

The Purchase and Sale Agreement provides that U.S. Cellular will transfer to Sprint certain rights and assets (collectively, the “Subject Assets”), and Sprint will assume certain liabilities (“Subject Liabilities”), related to U.S. Cellular’s Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets (the “Divestiture Markets”), in consideration for $480 million in cash at closing, subject to pro-rations of certain assets and liabilities.  U.S. Cellular will retain all other assets (“Retained Assets”) and liabilities (“Retained Liabilities”) related to the Divestiture Markets.  U.S. Cellular is not transferring and will continue to operate and provide service in Peoria, Rockford and certain other areas in Illinois, and in Columbia, Joplin, Jefferson City and certain other areas in Missouri.

The Subject Assets include customers and most of U.S. Cellular’s PCS licenses in the Divestiture Markets.  U.S. Cellular will retain its direct and indirect ownership interests in other spectrum in the Divestiture Markets. The transaction does not include spectrum licenses held by U.S. Cellular or variable interest entities consolidated by U.S. Cellular that are not currently used in the operations of the Divestiture Markets.  The Subject Liabilities that will be assumed by Sprint include only (i) liabilities as of the closing relating to the Subject Assets and (ii) liabilities arising after the closing relating to the Subject Assets.

The Retained Assets include all assets other than the Subject Assets, including cash, accounts receivable, inventory, naming rights, real estate, cell sites including towers, network equipment, stores, retail equipment, furniture and fixtures, and all other assets, including the corporate and other facilities located in the Divestiture Markets.  The Retained Liabilities include all liabilities other than the Subject Liabilities, including accounts payable, accrued expenses, liabilities to employees, taxes, obligations under benefit plans, contracts, leases and asset retirement obligations.

The transaction is subject to FCC approval, compliance with the Hart-Scott-Rodino Act and other conditions.  Subject to the satisfaction or (if permitted) waiver of all conditions, the transaction is expected to close in mid-2013.

The table below provides selected information related to the Divestiture Markets as of December 31, 2012:

Market population	15,037,000
Market penetration	3.7%
Total customers	560,000
Postpaid customers	463,000
Prepaid customers	81,000
Reseller customers	16,000
Postpaid churn rate	2.95%

Products and Services

Wireless Services.  U.S. Cellular’s postpaid customers are able to choose from a variety of national plans with voice, messaging and data pricing that are designed to fit different customer needs, usage patterns and budgets.  The ability to help a customer find the right pricing plan is central to U.S. Cellular’s brand positioning.  U.S. Cellular offers national consumer plans with both bundled and unbundled options that can be tailored to a customer’s needs. Many plans enable small work groups or families to share the plan minutes, enabling customers to get more value for their money.  U.S. Cellular offers data plans in a variety of tiers to fit customers’ needs and budgets.  Business rate plans are offered to companies to meet their unique needs.  U.S. Cellular’s popular national plans price all calls, regardless of where they are made or received in the United States, as local calls with no long distance or roaming charges. All incoming calls, texts, and picture messages are free on currently offered plans.  Additionally, U.S. Cellular offers prepaid service plans, which include voice minutes, messaging and data in a variety of ways for a monthly fee.  In May 2012, U.S. Cellular began offering U Prepaid, a no contract wireless service in select Walmart stores in an effort to expand points of distribution for U.S. Cellular products and services.  In October 2012, U.S. Cellular began offering a postpaid option through Walmart as well, and continues to explore new distribution options.

U.S. Cellular recognizes customer loyalty with national bundled rate plans and industry-leading benefits without requiring customers to sign continuous contracts. Customers who subscribe to national plans can earn loyalty reward points that can be used for accelerated phone upgrades just for being a customer. Points can also be used for other rewards such as additional lines, phones, accessories and ringtones. Available postpaid plans include Overage Cap, a free service that prevents voice overage charges from exceeding $50 for a National Single Line Plan or $150 for a Family Plan.

U.S. Cellular’s portfolio of AndroidTM-powered, BlackBerry® and Windows Mobile® smartphones and AndroidTM-powered tablets are key parts of its strategy to deliver wireless devices which allow customers to stay productive, entertained and connected on the go. Backed by U.S. Cellular’s high-speed networks, including a fourth generation Long Term Evolution (“4G LTE”) network, which, as of December 31, 2012, covers 61% of its postpaid customers and a third generation (“3G”) network that supports nationwide roaming, U.S. Cellular’s smartphone messaging, data and internet services allow customers to access the web and social network sites, e-mail, text, picture and video message, utilize turn-by-turn GPS navigation, and browse and download thousands of applications to customize their wireless devices to fit their lifestyles.

U.S. Cellular offers enhanced multimedia services, including Digital Radio, Mobile TV and 3D Gaming, over its 4G LTE and 3G networks.  U.S. Cellular’s easyedgeSM brand of enhanced data services uses a Binary Runtime Environment for Wireless (“BREW”) technology which adds limited computer-like functionality to non-smartphone wireless devices, enabling applications to be downloaded over-the-air directly to the customer’s wireless device.  These enhanced data services include news, weather, sports, information, games, ring tones and other services.

U.S. Cellular plans to further enhance its advanced data services in 2013 and beyond.

Wireless Devices. U.S. Cellular offers a comprehensive range of wireless devices such as handsets, modems, mobile hotspots and tablets for use by its customers.  U.S. Cellular offers wireless devices that are compatible with some or all of its 4G LTE, 3G and 2G networks and all are compliant with the FCC’s enhanced wireless 911 (“E-911”) requirements.  In addition, U.S. Cellular offers a wide range of accessories, such as carrying cases, hands-free devices, batteries, battery chargers, memory cards and other items to customers. U.S. Cellular also sells wireless devices to agents and other third-party distributors for resale. U.S. Cellular frequently discounts wireless devices sold to new and current customers and provides discounts on upgraded wireless devices to current customers, in order to attract new customers or to retain existing customers by reducing the cost of becoming or remaining a wireless customer.  With plans offering “no contract after the first,” customers who are eligible for a wireless device upgrade are able to obtain wireless devices at promotional prices without signing a new contract.

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

Handset selection and availability are significant areas of competitive differentiation in the industry today. During 2012, U.S. Cellular continued to bolster its expanding smartphone and tablet portfolio with the launch of high-performance AndroidTM-powered wireless devices, such as the Samsung Galaxy S IIITM. U.S. Cellular’s smartphone offerings play a significant role in driving data service usage and revenues.  The devices offered include a full array of smartphones from the top-tier AndroidTM-powered Samsung Galaxy S IIITM to lower-tier smartphones.

U.S. Cellular purchases wireless devices and accessory products from a number of manufacturers, including Samsung, Motorola, Personal Communications Devices, LG, BlackBerry®, Superior Communications and Xentris Wireless. U.S. Cellular negotiates volume discounts with its suppliers and works with them in promoting specific equipment in its local advertising.  U.S. Cellular does not own significant product warehousing and distribution infrastructure.  Instead, it contracts with third party providers for substantially all of its product warehousing, distribution and direct customer fulfillment activities. U.S. Cellular also contracts with third party providers for services related to its reward points and phone replacement programs.

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

U.S. Cellular believes that creating positive connections with its customers enhances their wireless experience and builds customer loyalty.  U.S. Cellular currently offers several innovative, customer-centric programs and services, at no cost to the customer.  The Overage Protection service provides customers peace-of-mind by sending them text message alerts when they come close to reaching their allowable monthly plan minutes or text messages in order to avoid overage charges. Although the FCC approved a proposal in 2011 that would require carriers to notify customers before they incur excessive charges, U.S. Cellular believes that it was the first to offer this service to all of its customers. My Contacts Backup offers extra security for customers by allowing them to retrieve their contact numbers if they lose or damage their wireless devices.

U.S. Cellular increases customer awareness using media such as television, radio, newspaper, direct mail advertising, the Internet, social media and sponsorships.  U.S. Cellular has achieved its current level of penetration of its markets through a combination of a strong brand position, promotional advertising, broad distribution, maintaining a high-quality wireless network and providing outstanding customer service.  U.S. Cellular’s advertising is directed at attracting and retaining customers, improving potential customers’ awareness of the U.S. Cellular brand, increasing existing customers’ usage of U.S. Cellular’s services and increasing the public awareness and understanding of the wireless services it offers.  U.S. Cellular attempts to select the advertising and promotional media that are most appealing to the targeted groups of potential customers in each local market.  U.S. Cellular supplements its advertising with a focused public relations program that drives store traffic, supports sales of products and services, and builds brand awareness and preference.  The approach combines national and local media relations in mainstream and social media channels with market-wide activities, events, and sponsorships. Since 2008, U.S. Cellular has focused its giving strategy on the pressing needs of schools and has invested millions of dollars in its education initiatives, such as Calling All Communities and Calling All Teachers, which support schools and teachers in the communities U.S. Cellular serves.

U.S. Cellular manages customer retention by focusing on outstanding customer service through the development of processes that are customer-friendly, extensive training of frontline sales and support associates and the implementation of retention programs.  The marketing plan highlights the value of U.S. Cellular’s service offerings and incorporates combinations of rate plans, additional value-added features and services and wireless devices which are designed to meet the needs of customers.

Through 2012, U.S. Cellular operated five regional customer care centers.  Effective January 1, 2013, U.S. Cellular transferred its Bolingbrook Customer Care Center operations to an existing third-party vendor.  In connection with the Bolingbrook Customer Care Center transaction, the majority of U.S. Cellular’s associates at the Bolingbrook, Illinois location became employees of the third party vendor, which will continue to provide services to U.S. Cellular through a transition period.  Through the Bolingbrook and other customer care center operations, U.S. Cellular will continue to deliver award-winning customer service.  U.S. Cellular will continue to operate four other regional customer care centers with personnel who are responsible for customer service activities, and a national financial services center with personnel who perform credit and other customer payment activities.  U.S. Cellular also contracts with third parties that provide additional customer care support.

Distribution Channels.  U.S. Cellular supports a multi-faceted distribution program, including retail sales and service centers, direct sales, third-party national retailers, and independent agents, plus the website and telesales for customers who wish to contact U.S. Cellular through the Internet or by phone.

Company retail store locations are designed to market wireless products and services to the consumer and small business segments in a setting familiar to these types of customers.  As of December 31, 2012, retail sales associates work in over 400 U.S. Cellular-operated retail stores and kiosks. Direct sales consultants market wireless services to mid-size business customers. Additionally, the U.S. Cellular website enables customers to activate service and purchase wireless devices online.

U.S. Cellular maintains an ongoing training program to improve the effectiveness of retail sales associates and direct sales consultants by focusing their efforts on obtaining customers by facilitating the sale of appropriate packages for the customer’s expected usage and value-added services that meet customer needs.

In May 2012, U.S. Cellular began offering U Prepaid, a no contract wireless service, in select Walmart stores within its service areas.  In October 2012, U.S. Cellular began offering a postpaid option through Walmart, and continues to explore new distribution options.

U.S. Cellular has relationships with exclusive and non-exclusive agents, which are independent businesses that obtain customers for U.S. Cellular on a commission basis.  At December 31, 2012, U.S. Cellular had contracts with these businesses aggregating over 1,000 locations.  U.S. Cellular provides additional support and training to its exclusive agents to increase customer satisfaction for customers they serve.  U.S. Cellular’s agents are generally in the business of selling wireless devices, wireless service packages and other related products.  No single agent accounted for 10% or more of U.S. Cellular’s operating revenues during the past three years.

U.S. Cellular also markets wireless service through resellers.  The resale business involves the sale of wholesale access and minutes to independent companies that package and resell wireless services to end-users.  These resellers generally provide prepaid and postpaid services to subscribers under their own brand names and also provide their own billing and customer service.  U.S. Cellular incurs no direct subscriber acquisition costs related to reseller customers.  At December 31, 2012, U.S. Cellular had approximately 241,000 customers of resellers.  For the year ended December 31, 2012, revenues from resale business were less than 1% of total service revenues.

Seasonality.  There is seasonality in operating expenses, which tend to be higher in the fourth quarter than in the other quarters due to increased marketing activities, which may cause operating income to vary from quarter to quarter.

Customers and System Usage

U.S. Cellular provides service to customers from a variety of demographic segments.  U.S. Cellular uses a segmentation model to classify businesses and consumers into logical groupings for developing new products and services, direct marketing campaigns, and retention efforts.  U.S. Cellular focuses on both retail consumers and small-to-mid-size business customers in vertical industries such as construction, retail, professional services and real estate.  These industries are primarily served through U.S. Cellular’s retail and direct sales channels.

U.S. Cellular’s main sources of revenues are from its own customers and from customers of competitors who roam on its network. The interoperability of wireless service enables a customer who is in a wireless service area other than the customer’s home service area to place or receive a call or use data in that service area.  U.S. Cellular has entered into reciprocal roaming agreements with operators of other wireless systems covering virtually all systems with Code Division Multiple Access (“CDMA”) technology in the United States, Canada and Mexico.  Roaming agreements offer customers the opportunity to roam on these systems.  These reciprocal agreements automatically pre-register the customers of U.S. Cellular’s systems in the other carriers’ systems.  In addition, a customer of a participating system roaming in a U.S. Cellular market where this arrangement is in effect is able to make and receive calls or data on U.S. Cellular’s system.  The charge for this service is negotiated as part of the roaming agreement between U.S. Cellular and the roaming customer’s carrier. U.S. Cellular bills this charge to the customer’s home carrier, which then may bill the customer.  In many instances, based on competitive factors, carriers, including U.S. Cellular, may not charge their customers, or charge lower amounts to their customers than the amounts actually charged by other wireless carriers for roaming. Since 2010, U.S. Cellular has offered nationwide 3G data roaming services, allowing its customers to access high-speed data across the country. U.S. Cellular is currently exploring 4G roaming agreements with operators of other wireless systems. The FCC’s adoption of mandatory 4G roaming rules, which were upheld by the United States Court of Appeals for the District of Columbia, may be of assistance in the negotiation of 4G roaming agreements with other wireless operators in the future. However, technological challenges currently exist which limit the interoperability of 4G wireless devices on other carriers’ networks. Specifically, wireless devices support certain configurations of 4G spectrum frequencies and as a result 4G wireless devices offered by carriers are not necessarily compatible with the networks of other carriers. U.S. Cellular is working with other carriers and original equipment manufacturers in order to resolve and mitigate interoperability issues; however, there is no assurance that these issues will be fully resolved or mitigated. Accordingly, both the timing of when U.S. Cellular will be able to offer 4G roaming, and in which geographies, are uncertain.

Technology and System Design and Construction

Technology.  Wireless telecommunication systems transmit voice, data, graphics and video through the transmission of signals over networks of radio towers using radio spectrum licensed by the FCC.  Access to local, regional, national and worldwide telecommunications networks is provided through system interconnections.

U.S. Cellular currently deploys CDMA digital technology throughout its networks.  Through roaming agreements with other CDMA-based wireless carriers, U.S. Cellular’s customers may access CDMA service in virtually all areas of the United States, as well as parts of Canada and Mexico.  U.S. Cellular believes that CDMA technology offers advantages compared to the other second generation digital technologies, including greater spectral efficiency as well as better call quality.  Another digital technology, Global System for Mobile Communication (“GSM”), has a larger installed base of customers worldwide. Since CDMA technology currently is not compatible with GSM technology, U.S. Cellular customers with CDMA-only based wireless devices are currently not able to use their wireless devices when traveling through areas serviced only by GSM-based networks. However, both CDMA and GSM technologies are expected to be succeeded by 4G LTE technology over the next several years.  As described above, there are challenges to implementing 4G LTE roaming and interoperability.  Carriers may deploy 4G LTE technology on different radio bands, or spectrum, and devices from one carrier may not have the required antennas to operate on another carrier’s network and, as such, would not be able to roam on that network.

A high-quality network, supported by continued investments in that network, will remain an important factor for wireless companies to remain competitive.  U.S. Cellular continually reviews its long-term technology plans.  Since 2006, U.S. Cellular has offered services based on 3G technology and, in 2012, U.S. Cellular launched services based on 4G LTE technology in conjunction with King Street Wireless L.P.  As of December 31, 2012, U.S. Cellular deployed 4G LTE technology that covered approximately 61% of its postpaid customers and anticipates further expansion of 4G LTE in 2013.

System Design and Construction.  U.S. Cellular designs and constructs its systems in a manner it believes will permit it to provide high-quality service to substantially all types of compatible wireless devices.  Designs are based on engineering studies which relate to specific markets, in support of the larger network.  Such engineering studies are performed by U.S. Cellular personnel or third-party engineering firms.  Network reliability is given careful consideration and extensive backup redundancy is employed in many aspects of U.S. Cellular’s network design.  Route diversity, ring topology and extensive use of emergency standby power are also utilized to enhance network reliability and minimize service disruption from any particular network element failure.

In accordance with its strategy of building and strengthening its operating market areas, U.S. Cellular has selected high-capacity digital wireless switching systems that are capable of serving multiple markets through a single mobile telephone switching office.  U.S. Cellular’s wireless systems are designed to facilitate the installation of equipment that will permit microwave interconnection between the mobile telephone switching office and the cell sites.  U.S. Cellular has implemented such microwave interconnection in many of the wireless systems it operates.  In other areas, U.S. Cellular’s systems rely upon wireline telephone connections to link cell sites with the mobile telephone switching office.  Although the installation of microwave network interconnection equipment requires a greater initial capital investment, a microwave network enables a system operator to reduce the current and future charges associated with leasing backhaul capacity from a wireline telephone company. U.S. Cellular is currently transitioning its existing wireline backhaul capacity to a packet-based Ethernet technology from circuit-switched technology. In addition to allowing for increased data capacity, the packet-based backhaul reduces the costs of data transmission.

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

The costs (inclusive of the costs to acquire licenses) to develop the systems which U.S. Cellular operates have historically been financed primarily through proceeds from debt and equity offerings, with cash generated by operations, and proceeds from the sales of wireless interests.  U.S. Cellular believes that existing cash and investments balances, expected cash flows from operating and investing activities and funds available under its revolving credit facility provide substantial liquidity and financial flexibility for U.S. Cellular to meet its normal financing needs (including working capital, construction and development expenditures) for the foreseeable future. In addition, U.S. Cellular may access public and private capital markets to help meet its financing needs.

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

Wireless service providers continue to use wireless device availability and pricing to gain a competitive advantage since the markets for wireless service are nearly fully saturated.  The wireless device has become more than just a means for communication.  Consumers’ attitudes have shifted, and continue to shift, and a wireless device becomes more important year after year as it expands to become the primary communication link to the world as well as a personal entertainment center and source of information.  U.S. Cellular believes that customer growth will be achieved primarily by capturing customers switching from other wireless carriers, selling additional products and services to its existing customers, and increasing the number of multi-device users among its existing customers.

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

Bundled offerings, in the form of “triple plays” and “quadruple plays” (combination of cable or satellite video service, high-speed internet, wireline service, and wireless service), are common among some of U.S. Cellular’s competitors.  In addition, wireless carriers and others are beginning to roll out new or enhanced technologies to better meet the needs of the “anytime, anywhere” consumer.  Convergence is taking place on many levels, including dual-mode wireless devices that act as wireline or wireless devices depending on location and the incorporation of wireless “hot spot” technology in wireless devices for improved in-building coverage and for making internet access seamless regardless of location.  Although less directly a substitute for other wireless services, wireless data services such as Wi-Fi may be adequate for those who do not need full mobility wide area roaming or full two-way voice services.  Technological advances or regulatory changes in the future may make available other alternatives to wireless service, thereby creating additional sources of competition.

U.S. Cellular’s approach in 2013 and in future years will be to focus on the unique needs and attitudes towards wireless service of its selected target segments.  U.S. Cellular will deliver selected, targeted high quality products and services at fair prices and will continue to differentiate itself through the customer experience and service quality. U.S. Cellular’s customer-centric approach, highly reliable network, as evidenced by numerous consumer satisfaction awards based on survey results, and cutting-edge wireless devices all represent examples of how U.S. Cellular believes it is differentiating itself from competitors as it relates to the customer experience. U.S. Cellular’s ability to compete successfully in the future, and to meet necessary growth and return on capital, will depend upon its ability to anticipate and respond to changes related to new service offerings, customer preferences, competitors’ pricing strategies, technology, demographic trends, economic conditions and access to adequate spectrum resources.

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

In addition to the Divestiture Transaction discussed above, U.S. Cellular engaged in the following significant transactions in the last five years.

Spectrum Transactions. The following significant license transactions provided U.S. Cellular with additional spectrum to meet anticipated future capacity and coverage requirements in several of its markets.  No cash, customers, network assets, other assets or liabilities were included in these transactions.  In addition to the licenses listed below, U.S. Cellular has acquired a number of other licenses as part of less significant transactions in recent years.

2012 700 MHz A-Block. On August 15, 2012, U.S. Cellular completed a license purchase whereby U.S. Cellular received four 700 MHz A-Block spectrum licenses covering portions of Iowa, Kansas, Missouri, Nebraska, and Oklahoma.  On November 20, 2012, U.S. Cellular completed a license purchase whereby U.S. Cellular received seven 700 MHz A-Block spectrum licenses covering portions of Illinois, Michigan, Minnesota, Missouri, Nebraska, Oregon, Washington and Wisconsin.

2011 Spectrum Swap. On September 30, 2011, U.S. Cellular completed an exchange whereby U.S. Cellular received eighteen 700 MHz spectrum licenses covering portions of Idaho, Illinois, Indiana, Kansas, Nebraska, Oregon and Washington in exchange for two PCS spectrum licenses covering portions of Illinois and Indiana.

FCC Auctions.  As more fully described in the Regulation section below, in 2012, the FCC conducted a single round, sealed bid, reverse auction to award Mobility Fund Phase I support to bidders that commit to provide wireless service in areas designated as unserved by the FCC.  U.S. Cellular and several of its subsidiaries were winning bidders in eligible areas within 10 states.

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

The FCC’s Auction 73 for spectrum in the 700 MHz band closed on March 20, 2008.  U.S. Cellular participated in Auction 73 indirectly through its limited partnership interest in King Street Wireless L.P. (“King Street Wireless”).  King Street Wireless was the successful winning bidder of 152 licenses in Auction 73. These licenses were granted by the FCC in December 2009.

Regulation

Regulatory Environment.  U.S. Cellular’s operations are subject to FCC and state regulation.  The wireless licenses that are held by U.S. Cellular and by the designated entities in which U.S. Cellular owns a non-controlling interest are granted by the FCC for the use of radio frequencies and are an important component of the overall value of U.S. Cellular’s consolidated assets.  The construction, operation and transfer of wireless systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934 (“Communications Act”).  In 1996, Congress enacted the Telecommunications Act of 1996 (“Telecommunications Act”), which amended the Communications Act.  The Telecommunications Act mandated significant changes in telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the United States and streamline regulation of the telecommunications industry to remove regulatory burdens, as competition developed.  The FCC has promulgated regulations governing construction and operation of wireless systems, licensing (including renewal of licenses) and technical standards for the provision of wireless services under the Communications Act, and has implemented the legislative objectives of the Telecommunications Act, as discussed below.

Licensing—Wireless Service. Wireless licenses are granted by the FCC based on various geographic areas. The completion of acquisitions, involving the transfer of control of all or a portion of a wireless system, requires prior FCC approval.  The FCC determines on a case-by-case basis whether an acquisition of wireless licenses is in the public interest.

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

Licensing—Commercial Mobile Radio Service.  Pursuant to the 1993 amendments to the Communications Act, cellular, personal communications, advanced wireless, and 700 MHz services are classified as commercial mobile radio service in that they are services offered to the public for a fee and are interconnected to the public switched telephone network.  The FCC has determined that it will not require carriers providing such services to comply with a number of statutory provisions otherwise applicable to common carriers, such as the filing of tariffs.  All commercial mobile radio service wireless licensees must satisfy specified coverage requirements.  Licensees which fail to meet the coverage requirements may be subject to forfeiture of their licenses.

Wireless licenses are generally granted for a ten year term or, in some cases, for fifteen years.  The FCC has established standards for conducting comparative renewal proceedings between a wireless licensee seeking renewal of its license and challengers filing competing applications.  All of U.S. Cellular’s licenses for which it applied for renewal between 1995 and 2012 have been renewed. In 2010, the FCC released a Notice of Proposed Rulemaking (“NPRM”) regarding wireless services renewal proceedings.  Pursuant to the NPRM, the FCC would abolish comparative renewal proceedings, but establish criteria by which it would determine whether a wireless licensee was entitled to license renewal.  The proposed changes have been opposed by most wireless carriers, including U.S. Cellular.  It is, however, likely that the FCC will take some action to modify the license renewal process.  U.S. Cellular expects to meet the current criteria of any license renewal process.

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

Hearing Aid Compatibility.  The FCC has imposed Hearing Aid Compatibility requirements on wireless carriers.  These rules mandate that carriers offer to customers a certain number or percentage of handsets which are compatible with different types of hearing aids.  The rules also require certain types of marketing and labeling practices in relation to such handsets, as well as certain disclosures on wireless carrier websites.  There are also annual carrier reporting requirements regarding Hearing Aid Compatibility.  U.S. Cellular is in compliance with the FCC’s Hearing Aid Compatibility requirements.

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

The Telecommunications Act authorizes and directs the FCC to establish an explicit universal service fund, to preserve and advance universal access to telecommunications services in rural and high-cost areas of the country, to ensure that low-income consumers have access, and to promote access for schools, libraries and health care providers. The Telecommunications Act requires all interstate telecommunications providers, including wireless service providers, to “make an equitable and non-discriminatory contribution” to support the cost of providing universal service, unless their contribution would be de minimis. At present, the provision of wireline and wireless telephone service in high cost areas is subsidized by support from the Universal Service Fund (“USF”) to which all carriers with interstate and international revenues must contribute.  Carriers are free to pass on the cost of such contributions to their customers.  In 2012, U.S. Cellular contributed $112 million into the federal USF and passed on the cost of such contributions to its customers.

Wireless carriers may be designated by states, or in some cases by the FCC, as eligible to receive universal service support payments if they provide specified services in “high cost” areas.  In 2012, U.S. Cellular received approximately $140.8 million in high cost support for service to high cost areas in the states of Illinois, Iowa, Kansas, Maine, Missouri, Nebraska, New Hampshire, New York, North Carolina, Oklahoma, Oregon, Tennessee, Virginia, Washington, Wisconsin and West Virginia.  This high cost support is undergoing change, as set forth below.

National Broadband Plan. In 2009, Congress directed the FCC to develop a National Broadband Plan (the “Plan”) to ensure every American has “access to broadband capability.”  In March 2010, the FCC released the Plan which describes the FCC’s goals in enhancing broadband availability and the methods for achieving those goals over the next decade. Among the recommendations in the Plan which are significant to wireless providers are a series of proposals to make up to 500 MHz of spectrum newly available for broadband wireless uses by 2020, with a benchmark of making 300 MHz available by 2015, to reserve additional spectrum for unlicensed wireless use and to make more spectrum available for opportunistic and secondary uses. The Plan also made recommendations for transitioning the USF from supporting voice networks to broadband networks over time.

FCC’s USF and ICC Reform Order.  Pursuant to the Plan and subsequent notices of proposed rulemaking, on November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking (“Reform Order”) adopting reforms of its universal service and intercarrier compensation mechanisms, and proposing further rules to advance reform.  The Reform Order substantially revises the current USF high cost program and intercarrier compensation regime.  The current USF program, which supports voice services, began to be phased out in 2012. As a replacement, the FCC is adopting the Connect America Fund (“CAF”), a new Mobility Fund, and a Remote Area Fund, which will collectively support broadband-capable networks.  Mobile wireless carriers such as U.S. Cellular may be eligible to receive funding under each of these funds under certain circumstances.

The FCC has determined that both wireline and wireless facilities should be supported with one wireline carrier and one mobile carrier receiving support in each area.  The Mobility Fund will be implemented in two phases.  The Phase I Mobility Fund which was implemented in 2012 is designed to provide one-time funding through a reverse auction to fill in coverage in “dead zones” that currently lack 3G wireless service.  In Phase I, $300 million was allocated throughout the country and an additional $50 million was set aside for tribal lands through the reverse auction described below.  The Phase II Mobility Fund will have a budget of up to $500 million per year (up to $100 million of which is reserved for tribal lands), with the method of disbursement to be determined in a further NPRM.  Phase II funding will be provided to areas that lack 4G wireless service.  The CAF will support service to homes, businesses, and anchor institutions, using any technology that can meet the technical requirements.

On September 27, 2012, the FCC conducted a single round, sealed bid, reverse auction to award up to $300 million in one-time Mobility Fund Phase I support to successful bidders that commit to provide 3G, or better, wireless service in areas designated as unserved by the FCC.  This auction was designated by the FCC as Auction 901. U.S. Cellular and several of its wholly-owned subsidiaries participated in Auction 901 and were winning bidders in eligible areas within 10 states and will receive up to $40.1 million in one-time support from the Mobility Fund.  As part of the auction rules, winning bidders must complete network build-out projects to provide 3G or 4G service to these areas within two or three years, respectively, and must also make their networks available to other providers for roaming.  Winning bidders will receive support funding primarily upon achievement of coverage milestones defined in the auction rules. As a result of the funding awards in the Phase I Mobility Fund, U.S. Cellular will be required to meet certain regulatory conditions in the areas where it will receive funding to provide service.  Examples of these regulatory conditions include: allowing other carriers to collocate on U.S. Cellular’s towers, allowing voice and data roaming on U.S. Cellular’s network, and submitting various reports and certifications to retain eligibility each year.  It is possible that additional regulatory requirements will be imposed pursuant to the FCC’s Reform Order.

The terms and rules for participating in the CAF as a wireless eligible telecommunications carrier (“ETC”) have not been developed yet by the FCC.  It is uncertain whether U.S. Cellular will obtain support through the CAF or Phase II of the Mobility Fund.  If U.S. Cellular is successful in obtaining support, it will be required to meet certain regulatory conditions to obtain and retain the right to receive support including, for example, allowing other carriers to collocate on U.S. Cellular’s towers, allowing voice and data roaming on U.S. Cellular’s network, and submitting various reports and certifications to retain eligibility each year.  It is possible that additional regulatory requirements will be imposed pursuant to the FCC’s Reform Order.

U.S. Cellular’s current ETC support is scheduled to be phased down.  Support for 2012 (excluding certain adjustments) was frozen on January 1, 2012 using support for 2011 as a baseline and was reduced by 20% starting in July 2012.  The reduction in USF support that U.S. Cellular otherwise would have received in 2012 was approximately $16 million.  Support will be further reduced by 20% in July of each subsequent year; however, if the Phase II Mobility Fund is not operational by July 2014, the phase down will halt at that time and U.S. Cellular will receive 60% of its baseline support until the Phase II Mobility Fund is operational.

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

The FCC’s Reform Order, and any subsequent orders it adopts to reform universal service and intercarrier compensation, are subject to judicial review.  Multiple appeals and petitions for reconsideration have been filed with respect to the FCC Reform Order, but it has not been stayed.  At this time, U.S. Cellular cannot predict the timing or outcome of any such appeals or petitions, or whether such appeals or petitions would result in a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular also cannot predict the net effect of the FCC’s changes to the USF high cost support program in the Reform Order or whether reductions in support will be fully offset with additional support from the CAF or the Mobility Fund.  Accordingly, U.S. Cellular cannot predict whether such changes will have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Incremental Charges. In October 2010, the FCC released an NPRM proposing that wireless carriers be required, among other things, to alert customers when they approach and reach usage limits for voice and data services which, if exceeded, would result in extra charges beyond the customer’s rate plan.  In October 2011, a number of carriers, including U.S. Cellular, entered into voluntary commitments to minimize unexpected incremental charges on customers’ bills, precluding the need for the FCC to adopt rules proposed in its NPRM.  Although U.S. Cellular already offers certain consumer protections, such as its Overage Cap and Overage Protection services, U.S. Cellular will incur additional regulatory obligations as a result of the voluntary commitments; however, such burdens are not expected to have a material effect on U.S. Cellular’s operations.

Net Neutrality. In 2009, the FCC initiated a rulemaking proceeding designed to codify its existing “Net Neutrality” principles and impose new requirements that could have the effect of restricting the ability of wireless internet service providers to manage applications and content that traverse their networks.  In December 2010, after a lengthy proceeding which considered different approaches including the “reclassification” of internet access as “common carrier” service under Title II of the Communications Act, the FCC adopted a net neutrality rule based on its Title I “ancillary” authority to enforce different parts of the Communications Act. The rule requires all providers of broadband internet access, including both fixed (that is, telephone and cable) and wireless providers, to publicly disclose accurate information regarding their network management practices, performance and commercial terms sufficient for consumers to make informed choices regarding the use of such services. The rule also prohibits all internet providers from blocking consumers’ access to lawful websites, subject to reasonable network management, and from blocking applications that compete with the provider’s voice or video telephony services, also subject to reasonable network management. The rule subjects the providers of fixed but not wireless broadband internet access to a prohibition on “unreasonable discrimination” in transmitting internet traffic over their networks, also subject to reasonable network management. The exemption of wireless providers from this part of the rule reflects recognition of the capacity constraints and other “special conditions” under which mobile broadband service is offered and the competitive nature of evolving wireless networks. Thus, the FCC at this time considered it appropriate to take only the “measured steps” with respect to mobile broadband service reflected in the rule. The Reform Order is generally controversial and has been challenged in the courts.  U.S. Cellular cannot predict the outcome of such cases.

Data Roaming.  In 2007, the FCC adopted a rule requiring that wireless carriers offer “voice” roaming agreements to each other on a just, reasonable and non-discriminatory basis.  The FCC stated that this was a common carrier obligation under Title II of the Communications Act.  In 2011, the FCC broadened this obligation to require carriers to offer wireless “data” roaming agreements to each other.  However, because this obligation involved the use of the Internet, it could not be a “common carrier” obligation.  Thus, the FCC grounded the obligation in Title III of the Communications Act, under which the FCC regulates use of the radio spectrum.  This order was challenged in the U.S. Court of Appeals for the District of Columbia Circuit on the grounds that it constituted an unlawful common carrier regulation.  However, in December 2012, the court upheld the FCC’s ruling.  U.S. Cellular was an intervenor in the case in support of the FCC and believes that the FCC and court rulings will be beneficial to it and similarly situated wireless carriers.

CVAA.  In 2010, Congress enacted the Twenty-First Century Communications and Video Accessibility Act (“CVAA”), to ensure that people with disabilities have access to “advanced communications services” (“ACS”).  The CVAA is currently the subject of two FCC rulemakings.  The first deals with access to ACS generally and specifically with access to mobile “browsers” by persons who are blind or who have visual impairments. The second deals with the closed captioning obligations of wireless manufacturers and wireless providers.  There are also recordkeeping and reporting requirements, which come into effect in March and April of 2013, respectively.

As of October 1, 2013, a mobile phone manufacturer that includes a browser in its device or a mobile phone provider such as U.S. Cellular that sells a mobile phone which includes such a browser must ensure that the browser functions are accessible to and usable by individuals who are blind or who have a visual impairment, unless doing so is not achievable.

As of January 1, 2014, wireless carriers will be required to deliver all programming received from a video programming owner or other origination source containing closed captioning with the original closed captioning data intact, unless such programming is recaptioned or the captions are reformatted by the programming distributor.

U.S. Cellular is working with its trade association, with standards setting organizations and with its vendors to comply with these requirements.

Spectrum Holdings. In September 2012, the FCC adopted an NPRM which proposed a review of its policies regarding mobile spectrum holdings in the context of both auctions and secondary market transactions.  Comments and reply comments were filed in November 2012 and January 2013.  In the proceeding, the FCC sought and received comment on whether it should retain or modify the current case by case analysis used to evaluate mobile spectrum holdings, or adopt “bright line” limits on the amount of wireless spectrum which may be held by any carrier.

The FCC also is considering updating the spectrum bands included in the evaluation of mobile spectrum holdings and whether to make distinctions between different bands in evaluating spectrum holdings.  The FCC also is re-examining its determinations of geographic and product markets in the context of evaluating wireless transactions.  It also is reviewing its spectrum “attribution” rules and remedies if a proposed transaction does not comply with its rules or policies.

U.S. Cellular cannot predict what, if any, changes the FCC will make to the foregoing rules, but intends to comply with all applicable requirements.

State and Local Regulation.  U.S. Cellular is subject to state and local regulation in some instances. In 1981, the FCC preempted the states from exercising jurisdiction in the areas of licensing, technical standards and market structure.  In 1993, Congress preempted states from regulating the entry of wireless systems into service and the rates charged by wireless systems to customers.  The siting and construction of wireless facilities, including transmitter towers, antennas and equipment shelters are still subject to state or local zoning and land use regulations.  However, in 1996, Congress amended the Communications Act to provide that states could not discriminate against wireless carriers in tower zoning proceedings and had to decide on zoning requests with reasonable speed.  In addition, states may still regulate other terms and conditions of wireless service.

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

Radio Frequency Emissions.  The FCC has adopted rules specifying standards and the methods to be used in evaluating radio frequency emissions from radio equipment, including network equipment and wireless devices used in connection with commercial mobile radio service.  These rules were upheld on appeal by the U.S. Court of Appeals for the Second Circuit in 2000. The U.S. Supreme Court declined to review the Second Circuit’s ruling. U.S. Cellular’s network facilities and the wireless devices it sells to customers comply with these standards.  In August 2012, the Government Accountability Office issued a report which recommended that the FCC reassess its current radio frequency emission limits.  In October 2012, in guidance released by the FCC Office of Engineering and Technology, it was stated that that the FCC intends to initiate a rulemaking proceeding dealing, in part, with radio frequency emissions from mobile devices. The FCC could adopt amended radio frequency emission limits and/or testing procedures for mobile devices in such a rulemaking proceeding, following review of comments filed by affected parties and members of the public.

Employees

U.S. Cellular had approximately 8,100 full-time and part-time employees as of December 31, 2012.  None of U.S. Cellular’s employees are represented by labor organizations. U.S. Cellular considers its relationship with its employees to be good.

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

Competition in the telecommunications industry is currently intense and could intensify further in the future due to the general effects of the economy, as well as due to multiple wireless industry factors such as increasing market penetration, decreasing customer churn rates, introduction of new products, new competitors and changing prices.  There is competition in devices and handsets; network quality, coverage, speed and technologies; distribution; pricing; and other categories.  U.S. Cellular’s ability to compete effectively will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry.  U.S. Cellular anticipates that, in the future, competition may cause the prices for products and services to continue to decline and the costs to compete to increase.  Most of U.S. Cellular’s competitors are national or global telecommunications companies that are larger than U.S. Cellular, possess greater resources, possess more extensive coverage areas and more spectrum within their coverage areas, and market other services with their communications services that U.S. Cellular does not offer.  In addition, U.S. Cellular may face competition from technologies that may be introduced in the future or from new entrants into the industry.  New technologies, services and products that are more commercially effective than the technologies, services and products offered by U.S. Cellular may be developed.  Further, new technologies may be proprietary such that U.S. Cellular is not able to adopt such technologies.  There can be no assurance that U.S. Cellular will be able to compete successfully in this environment.

Sources of competition to U.S. Cellular’s business typically include three to five competing wireless telecommunications service providers in each market, wireline telecommunications service providers, cable companies, resellers (including mobile virtual network operators), and providers of other alternate telecommunications services.  Many of U.S. Cellular’s wireless competitors and other competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than U.S. Cellular.

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

U.S. Cellular is a regional wireless carrier that operates on a customer satisfaction strategy, seeking to meet customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.  U.S. Cellular seeks to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas.  U.S. Cellular relies on roaming agreements with other carriers to provide roaming capability to its customers in areas of the U.S. outside its service areas and to improve coverage within selected areas of U.S. Cellular’s network footprint.  U.S. Cellular pursues a product and technology strategy which requires it to recognize product and technology advances and quickly adopt and execute rollouts of such advances.  This strategy requires U.S. Cellular to make timely and effective strategic decisions related to technological advances and related products and services, and which of these technological advances to adopt and roll out to its customers.

In addition, in pursuit of its business strategy U.S. Cellular is engaged in a number of multi-year initiatives including the development of a new billing and operational support system (“B/OSS”) which will include a new point-of-sale system and consolidate billing on one platform.  These multi-year initiatives involve a substantial financial commitment.

Further, U.S. Cellular’s strategic decisions related to the adoption of new technologies are ultimately impacted by such factors as consumer preferences for technologies and the related services and products, and original equipment manufacturer (“OEM”) and standard bodies support of such technologies, including Long-Term Evolution (“LTE”), among other factors.  If U.S. Cellular’s competitors adopt new technologies faster than U.S. Cellular, then consumers who are eager to adopt new technologies more quickly may select U.S. Cellular’s competitors rather than U.S. Cellular as their service provider.  These customers who are early adopters of new technologies are often customers who generate higher average revenue per unit (“ARPU”), and to the extent that U.S. Cellular does not attract these types of customers, U.S. Cellular could be at a competitive disadvantage and have a customer base that generates lower overall ARPU relative to its competition.

As more fully described in the Divestiture Transaction section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, on November 6, 2012, U.S. Cellular entered into a Purchase and Sale Agreement with subsidiaries of Sprint Nextel Corporation.  The Purchase and Sale Agreement provides that U.S. Cellular will transfer to Sprint certain rights and assets, and Sprint will assume certain liabilities, related to U.S. Cellular’s Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets, in consideration for $480 million in cash at closing, subject to pro-rations of certain assets and liabilities.  U.S. Cellular will retain all other assets and liabilities related to the subject markets.  The transaction is subject to FCC approval, compliance with the Hart-Scott-Rodino Act and other conditions.  Subject to the satisfaction or (if permitted) waiver of all conditions, the transaction is expected to close in mid-2013.  The anticipated impacts of the Purchase and Sale Agreement with Sprint and related transactions are subject to risks and uncertainties, including, but not limited to, the ability to obtain regulatory approval, successfully complete the transaction and the actual financial impacts of such transactions.

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

Customer acceptance of the services that U.S. Cellular offers is and will continue to be affected by technology and the range of wireless device and service-based differences from competition and by the operational performance, quality, reliability, and coverage of U.S. Cellular’s networks.  U.S. Cellular may have difficulty attracting and retaining customers if it is unable to meet customer expectations for a range of services, such as wireless device selection and easy access to a broad variety of applications, or if it is otherwise unable to resolve quality issues relating to its networks, billing systems or customer care.  Any of these issues may limit U.S. Cellular’s ability to expand its network capacity or customer base or otherwise place U.S. Cellular at a competitive disadvantage to other service providers in its markets.  The levels of customer demand for any U.S. Cellular next-generation services and products are uncertain.  Customer demand could be impacted by differences in the types of services offered, service content, technology, footprint and service areas, network quality, customer perceptions, customer care levels and rate plans.

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

U.S. Cellular’s customers can access another carrier’s digital system automatically only if the other carrier allows U.S. Cellular’s customers to roam on its network.  U.S. Cellular relies on roaming agreements with other carriers to provide roaming capability to its customers in areas of the U.S., Mexico and Canada outside of its service areas and to improve coverage within selected areas of U.S. Cellular’s network footprint.  Such agreements cover traditional voice services as well as data services, which are an area of strong growth for U.S. Cellular and other carriers.  Although U.S. Cellular currently has long-term roaming agreements with certain other carriers, these agreements generally are subject to renewal and termination if certain events occur.  FCC rules require wireless carriers to offer some roaming arrangements to other carriers on reasonable terms and conditions.  However, carriers frequently disagree on what constitutes reasonable terms and conditions.  Pursuant to FCC orders issued in 2007 and 2011, commercial mobile service providers are required to provide automatic roaming voice and data services to other providers on just, reasonable and non-discriminatory terms.  In December 2012, the data roaming requirement was upheld by the United States Court of Appeals for the District of Columbia Grant against an appeal filed by Verizon Wireless.  The FCC will, however, determine what is just and reasonable on a case by case basis, taking into account the totality of circumstances.  As yet, the FCC has not issued any rulings concerning these requirements.  At this time, there is no assurance that U.S. Cellular will be able to enter into agreements to provide roaming services using 4G LTE or other technologies or that it will be able to do so on reasonable or cost-effective terms.

Some competitors may be able to obtain lower roaming rates than U.S. Cellular is able to obtain because they have larger call volumes or may be able to reduce roaming charges by providing service principally over their own networks.  In addition, the quality of service that a wireless carrier delivers during a roaming call may be inferior to the quality of service U.S. Cellular provides, the price of a roaming call may not be competitive with prices of other wireless carriers for such call, and U.S. Cellular’s customers may not be able to use some of the advanced features, such as voicemail notification or data applications, that U.S. Cellular’s customers enjoy when making calls on U.S. Cellular’s network.  U.S. Cellular’s rate of adoption of new technologies, such as those enabling high-speed data services, could affect its ability to enter into or maintain roaming agreements with other carriers.  In addition, U.S. Cellular’s wireless technology may not be compatible with technologies used by other carriers, which may limit the ability of U.S. Cellular to enter into voice or data roaming agreements with such other carriers.  U.S. Cellular’s roaming partners could switch their business to new operators or, over time, to their own networks.  Changes in roaming usage patterns, rates for roaming minutes or data usage or relationships with carriers whose customers generate roaming minutes or data use on U.S. Cellular’s network could have an adverse effect on U.S. Cellular’s revenues and revenue growth.

To the extent that U.S. Cellular’s key roaming partners expand their networks in U.S. Cellular’s service areas, the roaming arrangements between U.S. Cellular and these key roaming partners could become less strategic to such key roaming partners.  That is, these key roaming partners will have fewer or less extensive geographic areas where roaming services are required by their customers and, as a result, the roaming arrangements could become less critical to serving their customer base.  This presents a risk to U.S. Cellular in that, to the extent U.S. Cellular is not able to enter into economically viable roaming arrangements with key roaming partners, this could impact U.S. Cellular’s ability to service its customers in geographic areas where U.S. Cellular does not have its own network.

If U.S. Cellular is unable to obtain or maintain roaming agreements with other wireless carriers that contain pricing and other terms that are competitive and acceptable to U.S. Cellular, and that satisfy U.S. Cellular’s quality and interoperability requirements, its business, financial condition or results of operations could be adversely affected.

6)             U.S. Cellular currently receives a significant amount of roaming revenues.  Further consolidation within the wireless industry, continued network build-outs by other wireless carriers and/or the inability to negotiate 4G LTE roaming agreements with other operators could cause roaming revenues to decline from current levels, which would have an adverse effect on U.S. Cellular’s business, financial condition and results of operations.

U.S. Cellular’s service revenues include roaming revenues related to the use of U.S. Cellular’s network by other carriers’ customers who travel within U.S. Cellular’s coverage areas.  Changes in the network footprints of carriers due to mergers, acquisitions or network expansions could have an adverse effect on U.S. Cellular’s roaming revenues.  For example, consolidation among other carriers which have network footprints that currently overlap U.S. Cellular’s network could decrease the amount of roaming revenues for U.S. Cellular.  In 2012 U.S. Cellular launched services based on 4G LTE technology in conjunction with King Street Wireless L.P.  As of December 31, 2012, U.S. Cellular deployed 4G LTE technology that covered approximately 61% of its postpaid customers and anticipates further expansion in 2013.  Further industry consolidation, network expansions by other wireless carriers or the inability to negotiate 4G roaming agreements with other operators could cause U.S. Cellular’s current roaming revenues to decline, which would have an adverse effect on U.S. Cellular’s business, financial condition and results of operations.

7)             A failure by U.S. Cellular to obtain access to adequate radio spectrum to meet current or anticipated future needs and/or to accurately predict future needs for radio spectrum could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular’s business depends on the ability to use portions of the radio spectrum licensed by the FCC.  U.S. Cellular could fail to obtain access to sufficient spectrum capacity in new or existing critical markets, whether through FCC auctions or other transactions, in order to meet the anticipated spectrum requirements associated with increased demand for existing services, especially increases in customer demand for data services, and to enable deployment of next-generation services.  U.S. Cellular believes that this increased demand for data services reflects a trend that will continue for the foreseeable future; as such, U.S. Cellular could fail to accurately forecast its future spectrum requirements considering changes in customer usage patterns, technology requirements and the expanded demands of new services. Such a failure could have an adverse impact on the quality of U.S. Cellular’s services or U.S. Cellular’s ability to roll out such future services in some markets, or could require that U.S. Cellular curtail existing services in order to make spectrum available for next-generation services.  Spectrum constrained providers could be effectively capped in increasing market share.  As spectrum constrained providers gain customers, they use up their network capacity. Since they lack spectrum, they can respond to demand only by adding cell sites, which is capital intensive, limited by zoning considerations, and ultimately may not be cost effective.  U.S. Cellular may acquire access to spectrum through a number of alternatives, including participation in spectrum auctions, partnering on a non-controlling basis with other auction applicants (“Other Applicants”) and other acquisitions and exchanges.  As required by law, the FCC has conducted auctions for licenses to use some parts of the radio spectrum.  The decision to conduct auctions, and the determination of what spectrum frequencies will be made available for auction, are made by the FCC pursuant to laws that they administer.  The FCC may not be able to allocate spectrum sufficient to meet the demands of all those wishing to obtain licenses for new market entry or to expand their spectrum holdings to meet the expanding demand for data services or to address other spectrum constraints.  U.S. Cellular or Other Applicants may not be successful in FCC auctions in obtaining the spectrum that either believes is necessary to implement its business and technology strategies.  In addition, newly auctioned spectrum may not be compatible with existing spectrum, and vendors may not create suitable products to use such spectrum.  Further, access to use spectrum won in FCC auctions may not be available on a timely basis.  Such access is dependent upon the FCC actually granting licenses won in the various auctions, which can be delayed for various reasons, including the possible need for the FCC to transition current users of spectrum to other portions of the radio spectrum.  U.S. Cellular also may seek to acquire radio spectrum through purchases and exchanges with other spectrum licensees.  However, U.S. Cellular may not be able to acquire sufficient spectrum through these types of transactions, and U.S. Cellular may not be able to complete any of these transactions on favorable terms.

8)             To the extent conducted by the Federal Communications Commission (“FCC”), U.S. Cellular is likely to participate in FCC auctions of additional spectrum in the future as an applicant or as a noncontrolling partner in another auction applicant and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on U.S. Cellular.

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services.  U.S. Cellular has participated in such auctions in the past and is likely to participate in other auctions conducted by the FCC in the future as an applicant or as a non-controlling partner in another auction applicant. FCC anti-collusion rules place certain restrictions on business communications and disclosures by participants in an FCC auction.  These anti-collusion rules may restrict the normal conduct of U.S. Cellular’s business and/or disclosures by U.S. Cellular relating to an FCC auction, which could last three to six months or more. The restrictions could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

9)             Changes in the regulatory environment or a failure by U.S. Cellular to timely or fully comply with any applicable regulatory requirements could adversely affect U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular’s operations are subject to varying degrees of regulation by the FCC, state public utility commissions and other federal, state and local regulatory agencies and legislative bodies.  Adverse decisions or increased regulation by these regulatory bodies could negatively impact U.S. Cellular’s operations by, among other things, increasing U.S. Cellular’s costs of doing business, permitting greater competition or limiting U.S. Cellular’s ability to engage in certain sales or marketing activities.  New regulatory mandates or enforcement may require unexpected or changed capital investment, lost revenues, changes in operations or other changes.

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

In March 2010, the FCC released its National Broadband Plan (the “Plan”) which describes the FCC’s goals for enhancing broadband availability and the methods for achieving those goals over the next decade.  The FCC notes that about one-half of the Plan will be addressed by the FCC, while the remainder would be addressed by Congress, the Executive Branch and state and local governments working closely with private and non-profit sectors.  U.S. Cellular cannot predict the outcome of these deliberations or what effects any final rules, regulations or laws may have on its ability to compete in the provision of wireless broadband services to its customer base. Changes in regulation or the amount or distribution of USF funds to U.S. Cellular and other telecommunications service providers could impact competition in certain of U.S. Cellular’s service areas, and could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

In 2009, the FCC initiated a rulemaking proceeding designed to codify its existing “Net Neutrality” principles and impose new requirements that could have the effect of restricting the ability of wireless internet service providers to manage applications and content that traverse their networks.  In December 2010, after a lengthy proceeding, which considered different approaches, including the “reclassification” of internet access as “common carrier” service under Title II of the Communications Act, the FCC adopted a net neutrality rule based on its Title I “ancillary” authority to enforce different parts of the Communications Act, which rule is now in effect. The rule requires all providers of broadband internet access, including both fixed (that is, telephone and cable) and wireless providers, to publicly disclose accurate information regarding their network management practices, performance and commercial terms sufficient for consumers to make informed choices regarding the use of such services. The rule also prohibits all internet providers from blocking consumers’ access to lawful websites, subject to reasonable network management, and from blocking applications that compete with the provider’s voice or video telephony services, also subject to reasonable network management. The rule subjects the providers of fixed but not wireless broadband internet access to a prohibition on “unreasonable discrimination” in transmitting internet traffic over their networks, also subject to reasonable network management. The exemption of wireless providers from this part of the rule reflects a recognition of the capacity constraints and other “special conditions” under which mobile broadband service is offered and the competitive nature of evolving wireless networks. Thus, the FCC at this time considered it appropriate to take only the “measured steps” with respect to mobile broadband service reflected in the rule. The order is controversial and has been challenged in the courts.  U.S. Cellular cannot predict the outcome of such cases.

In 2010, Congress enacted the Twenty-First Century Communications and Video Accessibility Act (“CVAA”), to ensure that people with disabilities have access to “advanced communications services” (“ACS”).  The CVAA is currently the subject of two FCC rulemakings.  The first deals with access to ACS generally and specifically with access to mobile “browsers” by persons who are blind or who have visual impairments.  The second deals with the closed captioning obligations of wireless manufacturers and wireless providers.  There are also recordkeeping and reporting requirements, which come into effect in March and April of 2013, respectively.  As of October 1, 2013, a mobile phone manufacturer that includes a browser in its device or a mobile phone provider such as U.S. Cellular that sells a mobile phone which includes such a browser must ensure that the browser functions are accessible to and usable by individuals who are blind or who have a visual impairment, unless doing so is not achievable.  As of January 1, 2014, wireless carriers will be required to deliver all programming received from a video programming owner or other origination source containing closed captioning with the original closed captioning data intact, unless such programming is recaptioned or the captions are reformatted by the programming distributor.  U.S. Cellular is working with its trade association, with standards setting organizations and with its vendors to comply with these requirements.  However, its ability to comply is uncertain, and a failure to comply would have an adverse effect on its business owing to possible FCC forfeitures.

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

Regulations regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries may require U.S. Cellular to take various actions.  Depending on the nature and extent of actions required to be taken by U.S. Cellular, these regulations may have an adverse effect U.S. Cellular’s business, financial condition or results of operations.

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

10)      Changes in Universal Service Fund (“USF”) funding and/or intercarrier compensation could have an adverse impact on U.S. Cellular’s business, financial condition or results of operations.

USF and ICC Reform Order.  On November 18, 2011, pursuant to the Plan and subsequent notices of proposed rulemaking, the FCC released a Report and Order and Further Notice of Proposed Rulemaking (“Reform Order”) adopting reforms of its universal service and intercarrier compensation mechanisms, and proposing further rules to advance reform.  The Reform Order substantially revises the current USF high cost program and intercarrier compensation regime.  The current USF program, which supports voice services, is to be phased out over time and replaced with the Connect America Fund (“CAF”), a new Mobility Fund, and a Remote Area Fund, which will collectively support broadband-capable networks.  Mobile wireless carriers such as U.S. Cellular are eligible to receive funds in both the CAF and the Mobility Fund, although some areas that U.S. Cellular currently serves may be declared ineligible for support if they are already served, or are subject to certain rights of first refusal by incumbent carriers.

The FCC has determined that both wireline and wireless facilities should be supported, with one wireline carrier and one mobile carrier receiving support in each area.  The Mobility Fund will be implemented in two phases.  The Phase I Mobility Fund is providing one-time funding through a reverse auction to fill in coverage in “dead zones” that currently lack “3G” wireless service.  In Phase I, $300 million has been allocated throughout the country and an additional $50 million has been set aside for tribal lands.  The Phase II Mobility Fund will have a budget of up to $500 million per year (up to $100 million of which is reserved for tribal lands), with the method of disbursement to be determined in a Further Notice of Proposed Rulemaking (“FNPRM”).  Phase II funding will be provided to areas that lack “4G” wireless service.  The CAF will support service to homes, businesses, and anchor institutions, using any technology that can meet the technical requirements.

The terms and rules for participating in the CAF for wireless ETCs have not been developed yet by the FCC.  It is uncertain whether U.S. Cellular will obtain support through any of these replacement mechanisms to the current USF funding regime.  If U.S. Cellular is successful in obtaining support, it will be required to meet certain regulatory conditions to obtain and retain the right to receive support including, for example, allowing other carriers to collocate on U.S. Cellular’s towers, allowing voice and data roaming on U.S. Cellular’s network, and submitting various reports and certifications to retain eligibility each year.  It is possible that additional regulatory requirements will be imposed pursuant to the FCC’s Reform Order.

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

U.S. Cellular’s current USF support is scheduled to be phased down.  Support for 2012 (excluding certain adjustments) was frozen on January 1, 2012 using support for 2011 as a baseline and was reduced by 20% starting in July 2012.  The reduction in USF support that U.S. Cellular otherwise would have received in 2012 was approximately $16 million.  Support will be further reduced by 20% in July of each subsequent year; however, if the Phase II Mobility Fund is not operational by July 2014, the phase down will halt at that time and U.S. Cellular will receive 60% of its baseline support until the Phase II Mobility Fund is operational.

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

U.S. Cellular’s business is highly technical and competition for skilled talent in the wireless industry is aggressive.  Due to competition for qualified management, technical, sales and other personnel and U.S. Cellular’s relative size in comparison to much larger competitors, there can be no assurance that U.S. Cellular will be able to continue to attract and/or retain qualified personnel necessary for the development of its business.  The loss of the services of existing key personnel as well as the failure to recruit additional qualified personnel in a timely manner could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

12)      U.S. Cellular’s assets are concentrated in the U.S. wireless telecommunications industry. As a result, its results of operations may fluctuate based on factors related primarily to conditions in this industry.

U.S. Cellular’s assets are concentrated in the U.S. wireless telecommunications industry and the United States.  The U.S. wireless telecommunications industry is facing significant change and an uncertain operating environment.  U.S. Cellular has not diversified its revenue streams beyond wireless telecommunications.  U.S. Cellular’s focus on the U.S. wireless telecommunications industry, together with its positioning relative to larger competitors with greater resources within the industry, may represent increased risk for investors due to the lack of diversification.  This could have an adverse effect on U.S. Cellular’s ability to profitably sustain long-term revenue growth and could have an adverse effect on its business, financial condition or results of operations.

13)      U.S. Cellular’s lower scale relative to larger competitors could adversely affect its business, financial condition or results of operations.

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

•                  Limited access to content.

•                  Limited access to wireless devices.

•                  Limited ability to influence industry standards.

•                  Reduced ability to invest in research and development of new products and services.

•                  Vendors may deem U.S. Cellular non-strategic and not develop or sell products and services to U.S. Cellular, particularly where technical requirements differ from those of larger companies.

•                  Limited access to intellectual property.

•                  Other limited opportunities such as for software development, third party distribution, and amortization of fixed costs.

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

As a result of the foregoing, U.S. Cellular’s lower scale relative to larger competitors could adversely affect U.S. Cellular’s business, financial condition or results of operations.

14)      Changes in various business factors could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

•                  Roaming agreements and rates;

•                  Third-party vendor support;

•                  The mix of products and services offered by U.S. Cellular and purchased by customers; and

•                  The costs of providing products and services.

15)      Advances or changes in technology could render certain technologies used by U.S. Cellular obsolete, could put U.S. Cellular at a competitive disadvantage, could reduce U.S. Cellular’s revenues or could increase its costs of doing business.

The telecommunications industry is experiencing significant technological change, as evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services, and products, and enhancements and changes in end-user requirements and preferences.  Widespread deployment of technologies such as “Wi-Fi,” which does not rely on exclusively-licensed spectrum, Voice over Internet Protocol (“VoIP”), advances in High Speed Packet Access (“HSPA”), and the deployment of fourth-generation technologies (“4G”) such as LTE or Worldwide Interoperability for Microwave Access (“WiMAX”), could cause the technology used on U.S. Cellular’s wireless networks to become less competitive or obsolete.  In addition, wider deployment and use of VoIP could cause a decrease in demand for U.S. Cellular’s wireless services.  Non-traditional competitors may try to dis-intermediate the wireless carrier and render it less valuable or obsolete.  U.S. Cellular may not be able to respond to such changes and implement new technology on a timely or cost-effective basis, which could reduce its revenues or increase its costs of doing business.  If U.S. Cellular cannot keep pace with these technological changes or other changes in the telecommunications industry over time, its financial condition, results of operations or ability to do business could be adversely affected.

16)      Complexities associated with deploying new technologies present substantial risk.

Complexities associated with deploying new technologies present substantial risk to U.S. Cellular’s businesses.

U.S. Cellular has selected 4G LTE technology as its approach to address demand for services enabled by fourth generation wireless technology.  The deployment of 4G LTE technology is impacted by a number of technical challenges.

Manufacturers of wireless devices (“Original Equipment Manufacturers” or “OEMs”) must design and manufacture equipment that operates on the frequency bands available to U.S. Cellular.  This may involve software and hardware support for such bands in wireless device chipsets as well as band-specific designs for components such as filters.  OEMs, chipset manufacturers, and component manufacturers will likely prioritize the support of frequency bands that are specified by the largest wireless carriers.  Given U.S. Cellular’s smaller scale relative to its competitors, certain bands of spectrum licensed to U.S. Cellular in certain cases  represent a lower priority for chipset and wireless device manufacturers.  As a result, the timing and the availability of wireless devices to support U.S. Cellular’s continued 4G LTE roll out could be negatively impacted.  In addition, due to U.S. Cellular’s relatively smaller scale, the cost of such equipment could be higher for U.S. Cellular than for U.S. Cellular’s competitors.

Additionally, the efficiency of LTE networks and the peak speeds they can provide are optimized when the technology is deployed in larger channel bandwidths that, in early releases of LTE, require larger amounts of contiguous spectrum.  To the extent that U.S. Cellular’s competitors have access to larger contiguous spectrum positions, they may be able to offer faster speeds or provision their networks more efficiently.  In order for U.S. Cellular to realize the same LTE data transfer speeds as competitors, it is important that both network infrastructure and device manufacturers support non-contiguous spectrum aggregation features for U.S. Cellular.

Lack of wireless devices available to U.S. Cellular to support its continued 4G LTE roll out, comparatively smaller spectrum positions for initial 4G LTE deployments, or carrier aggregation standards that result in U.S. Cellular delivering slower 4G LTE data transfer speeds relative to its competitors, could have an adverse impact on U.S. Cellular’s business, financial condition and results of operations.

In addition, in March of 2012, the FCC adopted a NPRM with respect to promoting LTE device interoperability in 700 MHz commercial spectrum. This NPRM is intended to evaluate whether possible interference concerns to Lower 700 MHz B and C Block licensees can be resolved either by agreement on the part of these licensees to be interoperable with the Lower 700 MHz A Block licensees, or by a regulatory mandate for such interoperability. In the event the FCC finds that these interference concerns are minimal or can be reasonably mitigated, then the FCC, along with the industry, could adopt policies to ensure device interoperability which will enhance the access of U.S. Cellular to an expanded array of advanced 4G LTE devices designed to operate on 700 MHz commercial spectrum.

17)      U.S. Cellular is subject to numerous surcharges and fees from federal, state and local governments, and the applicability and the amount of these fees are subject to great uncertainty.

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

18)      Changes in U.S. Cellular’s enterprise value, changes in the market supply or demand for wireless licenses, adverse developments in the business or the industry in which U.S. Cellular is involved and/or other factors could require U.S. Cellular to recognize impairments in the carrying value of its license costs, goodwill and/or physical assets.

A large portion of U.S. Cellular’s assets consists of indefinite-lived intangible assets in the form of licenses and goodwill.  U.S. Cellular also has substantial investments in long-lived assets such as property, plant and equipment.  U.S. Cellular reviews its licenses, goodwill and other long-lived assets for impairment annually or whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable.  An impairment loss may need to be recognized to the extent the carrying value of the assets exceeds the fair value of such assets.  The amount of any such impairment loss could be significant and could have an adverse effect on U.S. Cellular’s reported financial results for the period in which the loss is recognized.  The estimation of fair values requires assumptions by management about factors that are uncertain including future cash flows, the appropriate discount rate and other factors.  Different assumptions for these factors could create materially different results.

19)      Costs, integration problems or other factors associated with acquisitions/divestitures of properties or licenses and/or expansion of U.S. Cellular’s business could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

If U.S. Cellular is not successful with respect to its expansion or divestiture initiatives, its business, financial condition or results of operations could be adversely affected.  In particular, the anticipated impacts of the Purchase and Sale Agreement with Sprint and related transactions are subject to risks and uncertainties, including, but not limited to, the ability to obtain regulatory approvals, successfully complete the transaction and the actual financial impacts of such transactions.

20)      A significant portion of U.S. Cellular’s revenues is derived from customers who buy services through independent agents who market U.S. Cellular’s services on a commission basis. If U.S. Cellular’s relationships with these agents are seriously harmed, its business, financial condition or results of operations could be adversely affected.

U.S. Cellular has relationships with agents to obtain customers.  Agents are independent business people who obtain customers for U.S. Cellular on a commission basis.  U.S. Cellular’s agents are generally in the business of selling wireless devices, wireless service packages and other related products.

U.S. Cellular’s business and growth depends, in part, on the maintenance of satisfactory relationships with its agents.  If such relationships are seriously harmed or if such parties experience financial difficulties, including bankruptcy, U.S. Cellular’s revenues and, as a result, its business, financial condition or results of operations, could be adversely affected.

21)      U.S. Cellular’s investments in technologies which are unproven may not produce the benefits that U.S. Cellular expects.

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

22)      A failure by U.S. Cellular to complete significant network construction and systems implementation activities as part of its plans to improve the quality, coverage, capabilities and capacity of its network, support and other systems and infrastructure could have an adverse effect on its operations.

U.S. Cellular’s business plan includes significant construction activities and enhancements to its network.  As U.S. Cellular deploys, expands and enhances its network, it may need to acquire additional spectrum.  Also, as U.S. Cellular continues to build out and enhance its network, U.S. Cellular must, among other things, continue to:

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

23)      Financial difficulties (including bankruptcy proceedings) or other operational difficulties of any of U.S. Cellular’s key suppliers, termination or impairment of U.S. Cellular’s relationships with such suppliers, or a failure by U.S. Cellular to manage its supply chain effectively could result in delays or termination of U.S. Cellular’s receipt of required equipment or services, or could result in excess quantities of required equipment or services, any of which could adversely affect U.S. Cellular’s business, financial condition or results of operations.

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

Regulations regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries may affect some of U.S. Cellular’s suppliers.  These regulations may limit the availability of conflict free minerals and, as a result, U.S. Cellular may not be able to obtain products in sufficient quantities or at competitive prices from its vendors who utilize such minerals in the manufacture of products.

In such cases, U.S. Cellular may be unable to maintain and upgrade its network or provide products and services to its customers in a competitive manner, or could suffer other disruptions to its business.  In that event, U.S. Cellular’s business, financial condition or results of operations could be adversely affected.

In addition, operation of U.S. Cellular’s supply chain and management of its inventory require accurate forecasting of customer growth and demand, which has become increasingly challenging.  If overall demand for wireless devices or the mix of demand for wireless devices is significantly different than U.S. Cellular’s expectations, U.S. Cellular could face inadequate or excess supplies of particular models of wireless devices.  This could result in lost sales opportunities or an excess supply of inventory.  Either of these situations could adversely affect U.S. Cellular’s revenues, costs of doing business, results of operations or financial condition.

24)      U.S. Cellular has significant investments in entities that it does not control. Losses in the value of such investments could have an adverse effect on U.S. Cellular’s financial condition or results of operations.

U.S. Cellular has significant investments in entities that it does not control, including a 5.5% ownership interest in the Los Angeles SMSA Limited Partnership (the “LA Partnership”) which represents a significant portion of U.S. Cellular’s net income, and a limited partnership interest in King Street Wireless L.P.  U.S. Cellular’s interests in such entities do not provide U.S. Cellular with control over the business strategy, financial goals, build-out plans or other operational aspects of these entities.  U.S. Cellular cannot provide assurance that these entities will operate in a manner that will increase the value of U.S. Cellular’s investments, that U.S. Cellular’s proportionate share of income from the LA Partnership will continue at the current level in the future or that U.S. Cellular will not incur losses from the holding of such investments.  Losses in the values of such investments or a reduction in income from the LA Partnership could adversely affect U.S. Cellular’s financial condition or results of operations.

25)      A failure by U.S. Cellular to maintain flexible and capable telecommunication networks or information technology, or a material disruption thereof, including breaches of network or information technology security, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

In addition, U.S. Cellular’s networks and information technology and the networks and information technology of vendors on which U.S. Cellular relies are subject to damage or interruption due to various events, including power outages, computer, network and telecommunications failures, computer viruses, security breaches, hackers and other cyber security risks, catastrophic events, natural disasters, errors or unauthorized actions by employees and vendors, flawed conversion of systems, disruptive technologies and technology changes.  U.S. Cellular experiences cyber attacks of varying degrees on a regular basis. U.S. Cellular maintains administrative, technical and physical controls, as well as other preventative actions, to reduce the risk of security breaches.  While to date U.S. Cellular has not experienced a material security breach, these efforts may be insufficient to prevent a security breach stemming from future cyber attacks.  If U.S. Cellular’s or its vendors’ networks and information technology are not adequately adapted to changes in technology or are damaged or fail to function properly, and/or if U.S. Cellular’s or its vendors’ security is breached or otherwise compromised, U.S. Cellular could suffer adverse consequences, including theft, destruction or other loss of critical and private data, including customer and/or employee data, interruptions or delays in its operations, inaccurate billings, inaccurate financial reporting, and significant costs to remedy the problems.  If U.S. Cellular’s or its vendors’ systems become unavailable or suffer a security breach of customer or other data, U.S. Cellular may be required to expend significant resources and take various actions to address the problems, including notification under data privacy laws and regulations, may be subject to fines, sanctions and litigation, and its reputation and operating results could be adversely affected.  Any material disruption in U.S. Cellular’s networks or information technology, including security breaches, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

26)      Wars, conflicts, hostilities and/or terrorist attacks or equipment failures, power outages, natural disasters or other events could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

27)      The market price of U.S. Cellular’s Common Shares is subject to fluctuations due to a variety of factors.

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

28)      Identification of errors in financial information or disclosures could require amendments to or restatements of financial information or disclosures included in this or prior filings with the Securities and Exchange Commission (“SEC”). Such amendments or restatements and related matters, including resulting delays in filing periodic reports with the SEC, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

Restatements and delays in filing reports with the SEC could have adverse consequences, including the following: U.S. Cellular’s credit ratings could be downgraded, which would result in an increase in its borrowing costs and could make it more difficult for U.S. Cellular to borrow funds on satisfactory terms.  The lenders on U.S. Cellular’s revolving credit agreement could refuse to waive a default or extend a waiver of default, impose restrictive covenants or conditions or require increased payments and fees.  The holders of debt under U.S. Cellular’s indenture could attempt to assert a default and, if successful and U.S. Cellular does not cure the default in a timely manner, accelerate the repayment date of such debt.  The New York Stock Exchange could begin delisting proceedings with respect to U.S. Cellular Common Shares and debt that is listed thereon.  U.S. Cellular may not be able to use or file shelf registration statements on Form S-3 for an extended period of time, which may limit U.S. Cellular’s ability to access the capital markets.  U.S. Cellular may not be able to use Form S-8 registration statements relating to its employee benefit plans, which may have an adverse affect on U.S. Cellular’s ability to attract and retain employees.  U.S. Cellular also could face shareholder litigation or SEC enforcement action.  Any of these events could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

29)      The existence of material weaknesses in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or failure to prevent fraud, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

30)      Changes in facts or circumstances, including new or additional information that affects the calculation of potential liabilities for contingent obligations under guarantees, indemnities, claims, litigation or otherwise, could require U.S. Cellular to record charges in excess of amounts accrued in the financial statements, if any, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

31)      Disruption in credit or other financial markets, a deterioration of U.S. or global economic conditions or other events could, among other things, impede U.S. Cellular’s access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Disruptions in the credit and financial markets, declines in consumer confidence, increases in unemployment, declines in economic growth and uncertainty about corporate earnings could have a significant negative impact on the U.S. and global financial and credit markets and the overall economy.  Such events could have an adverse impact on financial institutions resulting in limited access to capital and credit for many companies.  Furthermore, economic uncertainties make it very difficult to accurately forecast and plan future business activities.  Changes in economic conditions, changes in financial markets, deterioration in the capital markets or other factors could have an adverse effect on U.S. Cellular’s business, financial condition, revenues, results of operations and cash flows.

32)      Uncertainty of U.S. Cellular’s ability to access capital, deterioration in the capital markets, other changes in market conditions, changes in U.S. Cellular’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development or acquisition programs.

U.S. Cellular and its subsidiaries operate a capital-intensive business.  U.S. Cellular has used internally-generated funds and has also obtained substantial funds from external sources to finance the build out and enhancement of markets, to fund acquisitions and for general corporate purposes.  U.S. Cellular also may require substantial additional capital for, among other uses, acquisitions of providers of wireless telecommunications services, spectrum license or system acquisitions, system development and network capacity expansion.  There can be no assurance that sufficient funds will continue to be available to U.S. Cellular or its subsidiaries on terms or at prices acceptable to U.S. Cellular.  Changes in U.S. Cellular’s credit rating, uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, reduced regulatory capital at banks which in turn limits their ability to borrow, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development and acquisition programs.  Reduction of U.S. Cellular’s construction, development and acquisition programs likely would have a negative impact on U.S. Cellular’s consolidated revenues, income and cash flows.

33)      Settlements, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending and future litigation could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular is regularly involved in a number of legal and policy proceedings before the FCC and various state and federal courts.  Such legal and policy proceedings can be complex, costly, protracted and highly disruptive to business operations by diverting the attention and energies of management and other key personnel.

The assessment of legal and policy proceedings is a highly subjective process that requires judgments about future events.  Additionally, amounts ultimately received or paid upon settlement or resolution of litigation and other contingencies may differ materially from amounts accrued in the financial statements.  Depending on a range of factors, these or similar proceedings could impose restraints on U.S. Cellular’s current or future manner of doing business.  Such potential outcomes could have an adverse effect on U.S. Cellular’s financial condition, results of operations or ability to do business.

34)      The possible development of adverse precedent in litigation or conclusions in professional studies to the effect that radio frequency emissions from wireless devices and/or cell sites cause harmful health consequences, including cancer or tumors, or may interfere with various electronic medical devices such as pacemakers, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

35)      Claims of infringement of intellectual property and proprietary rights of others, primarily involving patent infringement claims, could prevent U.S. Cellular from using necessary technology to provide products or services or subject U.S. Cellular to expensive intellectual property litigation or monetary penalties, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular faces possible effects of industry litigation relating to patents, other intellectual property or otherwise, that may restrict U.S. Cellular’s access to devices for sale to customers.  If technology that U.S. Cellular uses in products or services were determined by a court to infringe a patent or other intellectual property right held by another person, U.S. Cellular could be precluded from using that technology and could be required to pay significant monetary damages.  U.S. Cellular also may be required to pay significant royalties to such person to continue to use such technology in the future.  The successful enforcement of any intellectual property rights, or U.S. Cellular’s inability to negotiate a license for such rights on acceptable terms, could force U.S. Cellular to cease using the relevant technology and offering services incorporating the technology.  Any litigation to determine the validity of claims that U.S. Cellular’s products or services infringe or may infringe intellectual property rights of another, regardless of their merit or resolution, could be costly and divert the effort and attention of U.S. Cellular’s management and technical personnel.  Regardless of the merits of any specific claim, U.S. Cellular cannot give assurance that it would prevail in litigation because of the complex technical issues and inherent uncertainties in intellectual property litigation.  Although U.S. Cellular generally seeks to obtain indemnification agreements from vendors that provide it with technology, there can be no assurance that any claim of infringement will be covered by an indemnity or that U.S. Cellular will be able to recover all or any of its losses and costs under any available indemnity agreements.  Any claims of infringement of intellectual property and proprietary rights of others could prevent U.S. Cellular from using necessary technology to provide its services or subject U.S. Cellular to expensive intellectual property litigation or monetary penalties, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

36)      There are potential conflicts of interests between TDS and U.S. Cellular.

TDS owns over 80% of the combined total of both classes of common stock of U.S. Cellular, including a majority of the outstanding Common Shares and 100% of the Series A Common Shares, and controls approximately 96% of their combined voting power.  As a result, TDS is effectively able to elect all of U.S. Cellular’s ten directors and otherwise control the management and operations of U.S. Cellular.  Four of ten members of the U.S. Cellular board are executive officers of TDS or U.S. Cellular.  Three directors of U.S. Cellular are also directors of TDS.  Directors and officers of TDS who are also directors or officers of U.S. Cellular, and TDS as U.S. Cellular’s controlling shareholder, are in positions involving the possibility of conflicts of interest with respect to certain transactions concerning U.S. Cellular.  When the interests of TDS and U.S. Cellular diverge, TDS may exercise its influence in its own best interests.

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

37)      Certain matters, such as control by TDS and provisions in the U.S. Cellular Restated Certificate of Incorporation, may serve to discourage or make more difficult a change in control of U.S. Cellular.

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

38)     Any of the foregoing events or other events could cause revenues, earnings, capital expenditures and/or any other financial or statistical information to vary from U.S. Cellular’s forward-looking estimates by a material amount.

From time to time, U.S. Cellular may disclose forward-looking information, including estimates of future service revenues; income before income taxes; and/or capital expenditures.  Any such forward-looking information includes consideration of known or anticipated changes to the extent disclosed, but dynamic market conditions and/or other unknown or unanticipated events, including but not limited to the risks discussed above, could cause such estimates to differ materially from the actual amounts.

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

U.S. Cellular leases space for its corporate offices in Chicago, Bensenville and Wood Dale, Illinois; it also leases space for its network operations center in Schaumburg, Illinois and its four regional offices.  As of January 1, 2013, U.S. Cellular operates four customer care centers; one of the facilities used in these operations is owned and three are leased.

As of December 31, 2012, U.S. Cellular’s Property, plant and equipment, net of accumulated depreciation, totaled $3,022.6 million.

U.S. Cellular considers the properties owned or leased by it and its subsidiaries to be suitable and adequate for their respective business operations.

Item 3.  Legal Proceedings

U.S. Cellular is involved or may be involved from time to time in legal proceedings before the FCC, other regulatory authorities, and/or various state and federal courts. If U.S. Cellular believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. The assessment of the expected outcomes of legal proceedings is a highly subjective process that requires judgments about future events. The legal proceedings are reviewed at least quarterly to determine the adequacy of accruals and related financial statement disclosures. The ultimate outcomes of legal proceedings could differ materially from amounts accrued in the financial statements.  See Note 13 — Commitments and Contingencies in the Notes to Consolidated Financial Statements for further information.

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

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the fourth quarter of 2012.

U.S. CELLULAR PURCHASES OF COMMON SHARES

	(a)	(b)	(c)	(d)
Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs
October 1 — 31, 2012	—	$—	—	2,598,522
November 1 — 30, 2012	239,024	34.61	239,024	2,359,498
December 1 — 31, 2012	331,955	35.46	331,955	2,027,543
Total as of or for the quarter ended December 31, 2012	570,979	$35.11	570,979	2,027,543

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

iv.           The authorization did not expire during the fourth quarter of 2012.

v.              U.S. Cellular did not determine to terminate the foregoing program prior to expiration, or to cease making further purchases thereunder, during the fourth quarter of 2012.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report section entitled “Market Risk.”

Item 8.  Financial Statements and Supplementary Data

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report sections entitled “Consolidated Statement of Operations,” “Consolidated Statement of Cash Flows,” “Consolidated Balance Sheet,” “Consolidated Statement of Changes in Equity,” “Notes to Consolidated Financial Statements,” “Management’s Report on Internal Control Over Financial Reporting,”  “Report of Independent Registered Public Accounting Firm,” and “Consolidated Quarterly Information (Unaudited).”  The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the years ended December 31, 2012, 2011 and 2010 equaled net income.

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that U.S. Cellular’s disclosure controls and procedures were effective as of December 31, 2012, at the reasonable assurance level.

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

Under the supervision and with the participation of U.S. Cellular’s management, including its Chief Executive Officer and Chief Financial Officer, U.S. Cellular conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management has concluded that U.S. Cellular maintained effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control — Integrated Framework issued by the COSO.

The effectiveness of U.S. Cellular’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is incorporated by reference into Item 8 of this Annual Report on Form 10-K from Exhibit 13 filed herewith.

Changes in Internal Control Over Financial Reporting

There were no changes in U.S. Cellular’s internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from Proxy Statement sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions.”

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from Proxy Statement section entitled “Fees Paid to Principal Accountants.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)   The following documents are filed as a part of this report:

(1)   Financial Statements

Consolidated Statement of Operations	Annual Report*
Consolidated Statement of Cash Flows	Annual Report*
Consolidated Balance Sheet	Annual Report*
Consolidated Statement of Changes in Equity	Annual Report*
Notes to Consolidated Financial Statements	Annual Report*
Management’s Report on Internal Control Over Financial Reporting	Annual Report*
Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	Annual Report*
Consolidated Quarterly Information (Unaudited)	Annual Report*

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Los Angeles SMSA Limited Partnership:

Basking Ridge, New Jersey

We have audited the accompanying balance sheets of Los Angeles SMSA Limited Partnership (the “Partnership”) as of December 31, 2012 and 2011, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

February 26, 2013

Los Angeles SMSA Limited Partnership

Balance Sheets - As of December 31, 2012 and 2011

(Dollars in Thousands)

	2012	2011
ASSETS
CURRENT ASSETS:
Accounts receivable, net of allowance of $14,205 and $14,076	$338,599	$306,384
Unbilled revenue	19,491	22,252
Due from affiliate	243,748	143,649
Prepaid expenses and other current assets	4,537	3,777
Total current assets	606,375	476,062

PROPERTY, PLANT AND EQUIPMENT—Net	1,569,418	1,632,776
WIRELESS LICENSES	79,543	79,543
OTHER ASSETS	655	674
TOTAL ASSETS	$2,255,991	$2,189,055

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$132,558	$105,979
Advance billings and customer deposits	144,849	135,023
Deferred gain on lease transaction	4,923	4,923
Total current liabilities	282,330	245,925

LONG TERM LIABILITIES:
Deferred gain on lease transaction	33,833	38,790
Other long term liabilities	23,964	19,756
Total long term liabilities	57,797	58,546
Total liabilities	340,127	304,471

PARTNERS’ CAPITAL	1,915,864	1,884,584

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,255,991	$2,189,055

See notes to financial statements.

Los Angeles SMSA Limited Partnership

Statements of Operations - Years Ended December 31, 2012, 2011 and 2010

(Dollars in Thousands)

	2012	2011	2010

OPERATING REVENUE:
Service revenue	$3,920,064	$3,782,027	$3,533,581
Equipment and other	677,836	593,330	381,790

Total operating revenue	4,597,900	4,375,357	3,915,371

OPERATING COSTS AND EXPENSES:
Cost of service (exclusive of depreciation and amortization)	705,065	797,797	674,007
Depreciation and amortization	343,565	366,119	338,700
Cost of equipment	948,130	955,002	625,225
Selling, general and administrative	1,375,852	1,263,604	1,140,518

Total operating costs and expenses	3,372,612	3,382,522	2,778,450

OPERATING INCOME	1,225,288	992,835	1,136,921

OTHER INCOME:
Interest income, net	1,051	561	35,211
Other	4,941	6,964	6,567

Total other income	5,992	7,525	41,778

NET INCOME	$1,231,280	$1,000,360	$1,178,699

Allocation of Net Income:
Limited Partners	$738,768	$600,216	$707,219
General Partner	$492,512	$400,144	$471,480

See notes to financial statements.

Los Angeles SMSA Limited Partnership

Statements of Changes in Partners’ Capital - Years Ended December 31, 2012, 2011 and 2010

(Dollars in Thousands)

	General Partner	Limited Partners
	AirTouch Cellular	AirTouch Cellular	Cellco Partnership	United States Cellular Corporation	Total Partners’ Capital

BALANCE—January 1, 2010	$842,210	$890,637	$256,875	$115,803	$2,105,525

Distributions	(480,000)	(507,600)	(146,400)	(66,000)	(1,200,000)

Net Income	471,480	498,590	143,801	64,828	1,178,699

BALANCE—December 31, 2010	833,690	881,627	254,276	114,631	2,084,224

Distributions	(480,000)	(507,600)	(146,400)	(66,000)	(1,200,000)

Net Income	400,144	423,152	122,044	55,020	1,000,360

BALANCE—December 31, 2011	753,834	797,179	229,920	103,651	1,884,584

Distributions	(480,000)	(507,600)	(146,400)	(66,000)	(1,200,000)

Net Income	492,512	520,832	150,216	67,720	1,231,280

BALANCE—December 31, 2012	$766,346	$810,411	$233,736	$105,371	$1,915,864

See notes to financial statements.

Los Angeles SMSA Limited Partnership

Statements of Cash Flows - Years Ended December 31, 2012, 2011 and 2010

(Dollars in Thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,231,280	$1,000,360	$1,178,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	343,565	366,119	338,700
Provision for losses on accounts receivable	37,057	27,249	36,005
Amortization of deferred gain on lease transaction	(4,957)	(4,949)	(4,939)
Changes in certain assets and liabilities:
Accounts receivable	(69,272)	(47,942)	(39,750)
Unbilled revenue	2,761	(1,014)	(1,198)
Prepaid expenses and other current assets	(760)	(125)	44
Other assets	19	—	—
Accounts payable and accrued liabilities	18,548	24,243	(2,414)
Advance billings and customer deposits	9,826	8,518	21,636
Other long term liabilities	4,208	3,124	4,203

Net cash provided by operating activities	1,572,275	1,375,583	1,530,986

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(272,176)	(364,956)	(429,662)
Change in due from affiliate, net	(100,099)	189,373	98,676

Net cash used in investing activities	(372,275)	(175,583)	(330,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(1,200,000)	(1,200,000)	(1,200,000)

Net cash used in financing activities	(1,200,000)	(1,200,000)	(1,200,000)

CHANGE IN CASH	—	—	—

CASH—Beginning of year	—	—	—

CASH—End of year	$—	$—	$—

NONCASH TRANSACTIONS FROM INVESTING ACTIVITIES:

Accruals for Capital Expenditures	$11,403	$3,372	$6,796

See notes to financial statements.

Los Angeles SMSA Limited Partnership

Notes to Financial Statements - Years Ended December 31, 2012, 2011 and 2010

(Dollars in Thousands)

1.                       ORGANIZATION AND MANAGEMENT

Los Angeles SMSA Limited Partnership — Los Angeles SMSA Limited Partnership (the “Partnership”) was formed in 1984. The principal activity of the Partnership is providing cellular service in the Los Angeles metropolitan service area.

The partners and their respective ownership percentages as of December 31, 2012, 2011 and 2010 are as follows:

General Partner:
AirTouch Cellular* (“General Partner”)	40.0%

Limited Partners:
AirTouch Cellular*	42.3%
Cellco Partnership	12.2%
United States Cellular Corporation	5.5%

*AirTouch Cellular is a wholly-owned subsidiary of Verizon Wireless (VAW) LLC (a wholly-owned subsidiary of Cellco Partnership (“Cellco”) doing business as Verizon Wireless.

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

Retail Stores — The daily operations of all retail stores owned by the Partnership are managed by Cellco. All fixed assets, liabilities, income and expenses related to these retail stores are recorded in the financial statements of the Partnership.

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

FCC Licenses — The Federal Communications Commission (“FCC”) issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas. The FCC grants licenses for terms of up to ten years. In 1993 the FCC adopted specific standards to apply to cellular renewals, concluding it will award a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely and at nominal costs, which are expensed as incurred. The current terms of the Partnership’s FCC licenses expire in October 2014, February 2016 and April 2017. Cellco believes it will be able to meet all requirements necessary to secure renewal of the Partnership’s cellular licenses. FCC wireless licenses totaling $79,543 are recorded on the books of the Partnership as of December 31, 2012 and 2011. There are additional wireless licenses issued by the FCC that authorize the Partnership to provide cellular service recorded on the books of Cellco.

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

The Partnership’s principal intangible assets are licenses, which provide the Partnership with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. Cellco and the Partnership re-evaluates the useful life determination for wireless licenses at least annually to determine whether events and circumstances continue to support an indefinite useful life. Moreover, Cellco and the Partnership have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the Partnership’s wireless licenses. As a result, the wireless licenses are treated as an indefinite life intangible asset, and are not amortized but rather are tested for impairment.

Cellco and the Partnership test their wireless licenses for potential impairment annually, and more frequently if indications of impairment exist. Cellco and the Partnership evaluate their licenses on an aggregate basis, using a direct value approach.  This approach estimates fair value using a discounted cash flow analysis to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date.  If the fair value of the aggregated wireless licenses is less than the aggregated carrying amount of the wireless licenses, an impairment is recognized. In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for all licenses included in Cellco’s national footprint. Cellco does not charge the

Partnership for the use of any FCC license recorded on its books (except for the annual cost of $51,185 related to the spectrum leases). Cellco and the Partnership evaluated their wireless licenses for potential impairment as of December 15, 2012 and December 15, 2011. These evaluations resulted in no impairment of wireless licenses.

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

Additionally, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant and equipment transactions with affiliates, are charged to the Partnership through this account. Starting in 2011, interest income is based on the Applicable Federal Rate which was approximately .2% and .4% for the years ended December 31, 2012 and 2011, respectively.  Interest expense is calculated by applying Cellco’s average cost of borrowing from Verizon Communications, Inc, which was approximately 7.3% and 6.8% for the years ended December 31, 2012 and 2011, respectively.  For 2010, interest income or interest expense was based on the average monthly outstanding balance in this account and was calculated by applying Cellco’s average cost of borrowing from Verizon Communications, Inc., which was approximately 5.8% for the year ended December 31, 2010. Included in net interest income is interest income of $1,123, $712 and $35,372 for the years ended December 31, 2012, 2011 and 2010, respectively, related to due from affiliate.

Distributions - The Partnership is required to make distributions to its partners based upon the Partnership’s operating results, cash availability and financing needs as determined by the General Partner at the date of the distribution.

Recently Adopted Accounting Standards - During the first quarter of 2012, we adopted the accounting standard update regarding fair value measurement. This update was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and International Financial Reporting Standards. This standard update also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The adoption of this standard update did not have a significant impact on the financial statements.

During the first quarter of 2012, we adopted the accounting standard update regarding testing of goodwill for impairment. This standard update gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The adoption of this standard did not have a significant impact on the financial statements.

Recent Accounting Standards - In July 2012, the accounting standard update regarding testing of intangible assets for impairment was issued. This standard update allows companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not the asset is impaired.  We will adopt this standard update during the first quarter of 2013.  The adoption of this standard is not expected to have a significant impact on the financial statements.

3.                       PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following as of December 31, 2012 and 2011:

	2012	2011
Land	$7,742	$7,742
Buildings and improvements (15-40 years)	575,456	537,006
Wireless plant and equipment (3-15 years)	3,265,052	3,114,653
Furniture, fixtures and equipment (3-10 years)	65,823	67,210
Leasehold improvements (5 years)	308,050	291,889
	4,222,123	4,018,500
Less: accumulated depreciation	2,652,705	2,385,724
Property, plant and equipment, net	$1,569,418	$1,632,776

Depreciation expense	$343,565	$366,119

Capitalized network engineering costs of $22,253 and $21,152 were recorded during the years ended December 31, 2012 and 2011, respectively. Construction in progress included in certain classifications shown above, principally wireless plant and equipment, amounted to $85,383 and $71,842 as of December 31, 2012 and 2011, respectively.

Tower Transactions — Prior to the acquisition of the Partnership interest by Cellco in 2000, Vodafone Group Plc (“Vodafone”), then parent company of AirTouch Cellular, entered into agreements to sublease all of its unused space on up to 430 of its communications towers (“Sublease Agreement”) to SpectraSite Holdings, Inc. (“SpectraSite”) in exchange for $155,000. At various closings in 2001 and 2000, SpectraSite leased 274 communications towers owned and operated by the Partnership for $98,465.  At December 31, 2012 and 2011, the Partnership has $38,756 and $43,713, respectively, recorded as deferred gain on lease transaction.  The Sublease Agreement requires monthly maintenance fees for the existing physical space used by the Partnership’s cellular equipment. The Partnership paid $11,421, $12,150 and $10,950 to SpectraSite pursuant to the Sublease Agreement for the years ended December 31, 2012, 2011 and 2010, respectively, which is included in cost of service in the accompanying Statements of Operations.

4.                       CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2012 and 2011:

	2012	2011

Accounts payable	$117,935	$88,640
Accrued liabilities	14,623	17,339
Accounts payable and accrued libilities	$132,558	$105,979

Advance billings and customer deposits consist of the following as of December 31, 2012 and 2011:

	2012	2011

Advance billings	$140,617	$131,201
Customer deposits	4,232	3,822
Advance billings and customer deposits	$144,849	$135,023

5.                       TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

In addition to fixed asset purchases (see Note 2), substantially all of service revenues, equipment and other revenues, cost of service, cost of equipment, and selling, general and administrative expenses represent transactions processed by affiliates (Cellco and its related parties) on behalf of the Partnership or represent transactions with affiliates.  These transactions consist of revenues and expenses that pertain to the Partnership which are processed by Cellco and directly attributed to or directly charged to the Partnership.  They also include certain revenues and expenses that are processed or incurred by Cellco which are allocated to the Partnership based on factors such as the Partnership’s percentage of customers, gross customer additions, or minutes of use. These transactions do not necessarily represent arm’s length transactions and may not represent all revenues and costs if the Partnership operated on a standalone basis.

Service revenues — Service revenues include monthly customer billings processed by Cellco on behalf of the Partnership and roaming revenues relating to customers of other affiliated markets that are specifically identified to the Partnership.  Service revenue also includes long distance, data, and certain revenue reductions including revenue concessions that are processed by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Equipment and other revenues — Equipment revenue includes equipment sales processed by Cellco and specifically identified to the Partnership, as well as certain handset and accessory revenues, contra-revenues including equipment concessions, and coupon rebates that are processed by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.  Other revenues include switch revenue and other fees and surcharges charged to the customer that are specifically identified to the Partnership.

Cost of Service — Cost of service includes roaming costs relating to customers roaming in other affiliated markets that are specifically identified to the Partnership.  Cost of service also includes cost of telecom, long distance and application content that are incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.  The Partnership has also entered into a lease agreement for the right to use additional spectrum owned by Cellco.  See Note 6 for further information regarding this arrangement.

Cost of equipment — Cost of equipment includes the cost of inventory specifically identified and transferred to the Partnership (see Note 2). Cost of equipment also includes certain costs related to handsets, accessories and other costs incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Selling, general and administrative — Selling, general and administrative expenses include commissions, customer billing, office telecom, customer care, salaries, sales and marketing and advertising expenses that are specifically identified to the Partnership as well as incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

6.                       COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, and equipment and spectrum used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2012, 2011 and 2010, the Partnership incurred a total of $131,362, $127,469 and $102,968, respectively, as rent expense related to these operating leases, which was included in cost of service and general and administrative expenses in the accompanying statements of operations. Aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured and remaining tower maintenance fees of $104,608 (See Note 3), for the years shown are as follows:

Years	Amount

2013	$91,619
2014	82,347
2015	68,331
2016	56,371
2017	14,957
2018 and thereafter	28,069

Total minimum payments	$341,694

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

Based on the terms of the spectrum license lease as of December 31, 2012, future spectrum lease obligations, including the renewal period, are expected to be as follows:

Years	Amount

2013	$20,843
2014	20,843
2015	20,843
2016	20,843
2017	20,843
2018 and thereafter	237,956

Total minimum payments	$342,171

The General Partner currently expects that the renewal option in the lease will be exercised.

From time to time Cellco enters into purchase commitments, primarily for network equipment, on behalf of the Partnership. These represent legal obligations of Cellco.

7.                       CONTINGENCIES

Cellco and the Partnership are subject to lawsuits and other claims including class actions, product liability, patent infringement, intellectual property, antitrust, partnership disputes, and claims involving relations with resellers and agents. Cellco is also currently defending lawsuits filed against it and other participants in the wireless industry alleging various adverse effects as a result of wireless phone usage. Various consumer class action lawsuits allege that Cellco violated certain state consumer protection laws and other statutes and defrauded customers through misleading billing practices or statements. These matters may involve indemnification obligations by third parties and/or affiliated parties covering all or part of any potential damage awards against Cellco and the Partnership and/or insurance coverage. All of the above matters are subject to many uncertainties, and the outcomes are not currently predictable.

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. In none of the currently pending matters is the amount of accrual material. An estimate of the reasonably possible loss or range of loss in excess of the amounts already accrued to either Cellco or the Partnership with respect to these matters as of December 31, 2012 cannot be made at this time due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. We continuously monitor these proceedings as they develop and adjust any accrual or disclosure as needed. We do not expect that the ultimate resolution of any pending regulatory or legal matter in future periods will have a material effect on the financial condition of the Partnership, but it could have a material effect on our results of operations for a given reporting period.

8.                       RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	Net of	End
	of the Year	Operations	Recoveries	of the Year

Accounts Receivable Allowances:
2012	$14,076	$37,057	$(36,928)	$14,205
2011	15,135	27,249	(28,308)	14,076
2010	17,688	36,005	(38,558)	15,135

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

Dated: February 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LeRoy T. Carlson, Jr.	Director	February 26, 2013
LeRoy T. Carlson, Jr.

/s/ Mary N. Dillon	Director	February 26, 2013
Mary N. Dillon

/s/ James Barr III	Director	February 26, 2013
James Barr III

/s/ Walter C.D. Carlson	Director	February 26, 2013
Walter C.D. Carlson

/s/ J. Samuel Crowley	Director	February 26, 2013
J. Samuel Crowley

/s/ Ronald E. Daly	Director	February 26, 2013
Ronald E. Daly

/s/ Paul-Henri Denuit	Director	February 26, 2013
Paul-Henri Denuit

/s/ Harry J. Harczak, Jr.	Director	February 26, 2013
Harry J. Harczak, Jr.

/s/ Gregory P. Josefowicz	Director	February 26, 2013
Gregory P. Josefowicz

/s/ Kenneth R. Meyers	Director	February 26, 2013
Kenneth R. Meyers

INDEX TO EXHIBITS

Exhibit Number	Description of Documents

2.1

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

3.2	Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 3.1 to U.S. Cellular’s Current Report on Form 8-K dated April 6, 2012.

4.1(a)	Restated Certificate of Incorporation, as amended, incorporated herein as Exhibit 3.1(a).

4.1(b)	Certificate of Amendment to Restated Certificate of Incorporation is incorporated herein as Exhibit 3.1(b).

4.2	Restated Bylaws, as amended, are incorporated herein as Exhibit 3.2.

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

10.8(b)*	Amendment to the TDS Supplemental Executive Retirement Plan, is hereby incorporated by reference to Exhibit 10.2 to TDS’ Current Report on Form 8-K dated March 15, 2012.

10.9(a)*

Compensation Plan for Non-Employee Directors, as amended March 17, 2009, is hereby incorporated by reference to Exhibit B to U.S. Cellular’s Notice of Annual Meeting of Shareholders and Proxy Statement dated April 15, 2009.

10.9(b)*	Amendment to the U.S. Cellular Compensation Plan for Non-Employee Directors, is hereby incorporated by reference to Item 5.02 to U.S. Cellular’s Current Report on Form 8-K dated March 6, 2012.

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

10.12(c)*	Second Amendment to U.S. Cellular Executive Deferred Compensation Interest Account Plan.

10.12(d)*	Election Form for U.S. Cellular Executive Deferred Compensation Interest Account Plan.

10.13*	Letter Agreement dated March 23, 2011 between U.S. Cellular and Carter S. Elenz.

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

10.27*

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

11	Statement regarding computation of earnings per share (included in Note 6 — Earnings Per Share in the Notes to Consolidated Financial Statements in Exhibit 13).

12	Statement regarding computation of ratio of earnings to fixed charges for the years ended December 31, 2012, 2011, 2010, 2009, and 2008.

13	Incorporated portions of 2012 Annual Report to Shareholders.

21	Subsidiaries of U.S. Cellular.

23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.

23.2	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

31.1	Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*      Indicates a management contract or compensatory plan or arrangement.

**          Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.