Form 10-Q
period 2013-03-31
UNITED STATES CELLULAR CORP
filed 2013-05-03
CIK 821130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)
☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-9712

UNITED STATES CELLULAR CORPORATION
(Exact name of Registrant as specified in its charter)
Delaware			62-1147325
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

8410 West Bryn Mawr, Chicago, Illinois 60631 (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: (773) 399-8900

Indicate by check mark					Yes	No

•  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

					☒	☐

•  whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

					☒	☐

•  whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐ Non-accelerated filer	☐	Smaller reporting company	☐

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).					☐	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class			Outstanding at March 31, 2013
Common Shares, $1 par value			50,685,294 Shares
Series A Common Shares, $1 par value			33,005,877 Shares

United States Cellular Corporation

Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2013

Index

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	1

		Consolidated Statement of Operations	1
		Three Months Ended March 31, 2013 and 2012

		Consolidated Statement of Cash Flows	2
		Three Months Ended March 31, 2013 and 2012

		Consolidated Balance Sheet	3
		March 31, 2013 and December 31, 2012

		Consolidated Statement of Changes in Equity	5
		Three Months Ended March 31, 2013 and 2012

		Notes to Consolidated Financial Statements	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

		Overview	16
		Divestiture Transaction	18
		2013 Estimates	18
		Results of Operations	20
		Recent Accounting Pronouncements	25
		Financial Resources	25
		Liquidity and Capital Resources	27
		Application of Critical Accounting Policies and Estimates	30
		Safe Harbor Cautionary Statement	31

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

	Item 4.	Controls and Procedures	35

Part II.	Other Information		36

	Item 1.	Legal Proceedings	36

	Item 1A.	Risk Factors	36

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

	Item 5.	Other Information	37

	Item 6.	Exhibits	38

Signatures

Part I. Financial Information
Item 1. Financial Statements

United States Cellular Corporation

Consolidated Statement of Operations (Unaudited)

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share amounts)	2013	2012
Operating revenues
Service	$996,349	$1,023,820
Equipment sales	85,397	68,301
Total operating revenues	1,081,746	1,092,121

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	216,299	233,164
Cost of equipment sold	241,691	187,036
Selling, general and administrative (including charges from affiliates of $23.5 million and $26.0 million, respectively)	420,080	442,244
Depreciation, amortization and accretion	189,845	146,685
Loss on asset disposals, net	5,434	2,003
(Gain) loss on sale of business and other exit costs, net	6,931	(4,213)
Total operating expenses	1,080,280	1,006,919

Operating income	1,466	85,202

Investment and other income (expense)
Equity in earnings of unconsolidated entities	26,835	21,614
Interest and dividend income	903	1,043
Interest expense	(10,910)	(13,411)
Other, net	(215)	202
Total investment and other income (expense)	16,613	9,448

Income before income taxes	18,079	94,650
Income tax expense	7,369	25,638

Net income	10,710	69,012
Less: Net income attributable to noncontrolling interests, net of tax	(5,796)	(6,520)
Net income attributable to U.S. Cellular shareholders	$4,914	$62,492

Basic weighted average shares outstanding	83,838	84,570
Basic earnings per share attributable to U.S. Cellular shareholders	$0.06	$0.74

Diluted weighted average shares outstanding	84,403	85,133
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.06	$0.73

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Cash flows from operating activities
Net income	$10,710	$69,012
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	189,845	146,685
Bad debts expense	16,910	13,850
Stock-based compensation expense	5,036	5,391
Deferred income taxes, net	7,048	6,283
Equity in earnings of unconsolidated entities	(26,835)	(21,614)
Distributions from unconsolidated entities	5,836	2,822
Loss on asset disposals, net	5,434	2,003
(Gain) loss on sale of business and other exit costs, net	6,931	(4,213)
Noncash interest expense	262	451
Other operating activities	250	449
Changes in assets and liabilities from operations
Accounts receivable	33,611	36,621
Inventory	16,750	(4,410)
Accounts payable - trade	4,644	(17,689)
Accounts payable - affiliate	(1,933)	2,989
Customer deposits and deferred revenues	8,862	9,512
Accrued taxes	6,175	79,765
Accrued interest	9,201	9,167
Other assets and liabilities	(75,122)	(80,107)
	223,615	256,967

Cash flows from investing activities
Cash used for additions to property, plant and equipment	(151,024)	(209,160)
Cash paid for acquisitions and licenses	(14,150)	(11,096)
Cash received from divestitures	-	49,786
Cash paid for investments	-	(10,000)
Cash received for investments	-	10,000
Other investing activities	3,654	296
	(161,520)	(170,174)

Cash flows from financing activities
Repayment of long-term debt	(61)	(12)
Common shares reissued for benefit plans, net of tax payments	123	357
Common shares repurchased	(18,425)	-
Distributions to noncontrolling interests	(2,396)	(218)
Other financing activities	2	3
	(20,757)	130

Net increase in cash and cash equivalents	41,338	86,923

Cash and cash equivalents
Beginning of period	378,358	424,155
End of period	$419,696	$511,078

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Assets (Unaudited)
(Dollars in thousands)	March 31, 2013	December 31, 2012
Current assets
Cash and cash equivalents	$419,696	$378,358
Short-term investments	110,585	100,676
Accounts receivable
Customers and agents, less allowances of $24,106 and $24,290, respectively	314,463	349,424
Roaming	29,132	31,782
Affiliated	44	375
Other, less allowances of $1,692 and $2,612, respectively	51,062	63,639
Inventory	139,136	155,886
Income taxes receivable	2,776	1,612
Prepaid expenses	64,365	62,560
Net deferred income tax asset	36,302	35,419
Other current assets	17,111	16,745
	1,184,672	1,196,476

Assets held for sale	213,593	216,763

Investments
Licenses	1,470,944	1,456,794
Goodwill	421,743	421,743
Customer lists, net of accumulated amortization of $96,843 and $96,809, respectively	68	102
Investments in unconsolidated entities	165,529	144,531
Long-term investments	40,142	50,305
	2,098,426	2,073,475
Property, plant and equipment
In service and under construction	7,562,931	7,478,428
Less: Accumulated depreciation	4,614,423	4,455,840
	2,948,508	3,022,588

Other assets and deferred charges	78,436	78,148

Total assets	$6,523,635	$6,587,450

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Liabilities and Equity (Unaudited)
(Dollars and shares in thousands)	March 31, 2013	December 31, 2012
Current liabilities
Current portion of long-term debt	$93	$92
Accounts payable
Affiliated	8,792	10,725
Trade	281,762	310,936
Customer deposits and deferred revenues	202,209	192,113
Accrued taxes	43,357	35,834
Accrued compensation	50,698	90,418
Other current liabilities	98,657	114,881
	685,568	754,999

Liabilities held for sale	18,360	19,594

Deferred liabilities and credits
Net deferred income tax liability	857,439	849,818
Other deferred liabilities and credits	292,687	288,441

Long-term debt	878,975	878,858

Commitments and contingencies	-	-

Noncontrolling interests with redemption features	466	493

Equity
U.S. Cellular shareholders' equity
Series A Common and Common Shares
Authorized 190,000 shares (50,000 Series A Common and 140,000 Common Shares)
Issued 88,074 shares (33,006 Series A Common and 55,068 Common Shares)
Outstanding 83,691 shares (33,006 Series A Common and 50,685 Common Shares) and 84,168 shares (33,006 Series A Common and 51,162 Common Shares), respectively
Par Value ($1 per share) ($33,006 Series A Common and $55,068 Common Shares)	88,074	88,074
Additional paid-in capital	1,417,308	1,412,453
Treasury shares, at cost, 4,383 and 3,906 Common Shares, respectively	(183,385)	(165,724)
Retained earnings	2,403,325	2,399,052
Total U.S. Cellular shareholders' equity	3,725,322	3,733,855

Noncontrolling interests	64,818	61,392

Total equity	3,790,140	3,795,247

Total liabilities and equity	$6,523,635	$6,587,450

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity (Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total U.S. Cellular Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	$88,074	$1,412,453	$(165,724)	$2,399,052	$3,733,855	$61,392	$3,795,247
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	-	-	-	4,914	4,914	-	4,914
Net income attributable to noncontrolling interests classified as equity	-	-	-	-	-	5,822	5,822
Repurchase of Common Shares	-	-	(18,425)	-	(18,425)	-	(18,425)
Incentive and compensation plans	-	-	764	(641)	123	-	123
Stock-based compensation awards	-	5,036	-	-	5,036	-	5,036
Tax windfall (shortfall) from stock awards	-	(181)	-	-	(181)	-	(181)
Distributions to noncontrolling interests	-	-	-	-	-	(2,396)	(2,396)
Balance, March 31, 2013	$88,074	$1,417,308	$(183,385)	$2,403,325	$3,725,322	$64,818	$3,790,140

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity (Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total U.S. Cellular Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	$88,074	$1,387,341	$(152,817)	$2,297,363	$3,619,961	$55,956	$3,675,917
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	-	-	-	62,492	62,492	-	62,492
Net income attributable to noncontrolling interests classified as equity	-	-	-	-	-	6,460	6,460
Incentive and compensation plans	-	189	597	(266)	520	-	520
Stock-based compensation awards	-	5,344	-	-	5,344	-	5,344
Tax windfall (shortfall) from stock awards	-	(29)	-	-	(29)	-	(29)
Distributions to noncontrolling interests	-	-	-	-	-	(218)	(218)
Balance, March 31, 2012	$88,074	$1,392,845	$(152,220)	$2,359,589	$3,688,288	$62,198	$3,750,486

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Notes to Consolidated Financial Statements

1.   Basis of Presentation

United States Cellular Corporation (“U.S. Cellular”), a Delaware Corporation, is an 85%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”).

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

The consolidated financial statements included herein have been prepared by U.S. Cellular, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, U.S. Cellular believes that the disclosures included herein are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in U.S. Cellular’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2012.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary for a fair statement of the financial position as of March 31, 2013 and December 31, 2012, and the results of operations, cash flows and changes in equity for the three months ended March 31, 2013 and 2012. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three months ended March 31, 2013 and 2012 equaled net income.  These results are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

As of March 31, 2013, there are no recent accounting pronouncements that are expected to have a material impact on U.S. Cellular’s financial position or results of operations.

Agent Liabilities

U.S. Cellular has relationships with agents, which are independent businesses that obtain customers for U.S. Cellular.  At March 31, 2013 and December 31, 2012, U.S. Cellular had accrued $63.9 million and $88.2 million, respectively, for amounts due to agents, including rebates and commissions.  These amounts are included in Other current liabilities in the Consolidated Balance Sheet.

Amounts Collected from Customers and Remitted to Governmental Authorities

If a tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority, then amounts collected from customers and remitted to governmental authorities are recorded on a net basis within a tax liability account in the Consolidated Balance Sheet.  If the tax is assessed upon U.S. Cellular, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $32.1 million for the three months ended March 31, 2013, and $35.3 million for the three months ended March 31, 2012.

2.   Fair Value Measurements

As of March 31, 2013 and December 31, 2012, U.S. Cellular did not have any financial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP. However, U.S. Cellular has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	March 31, 2013		December 31, 2012
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	1	$419,696	$419,696	$378,358	$378,358
Short-term investments
Government-backed securities	1	110,585	110,585	100,676	100,676
Long-term investments
Government-backed securities	1	40,142	40,175	50,305	50,339
Long-term debt
6.95% Senior Notes	1	342,000	363,067	342,000	376,610
6.7% Senior Notes	2	532,256	585,423	532,194	582,744

Short-term investments and Long-term investments are both designated as held-to-maturity investments and recorded at amortized cost in the Consolidated Balance Sheet.  Long-term investment maturities are 20 months at March 31, 2013.  Government-backed securities include U.S. treasuries and corporate notes guaranteed under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.  Long-term debt excludes capital lease obligations and current portion of Long-term debt.

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments.  The fair value of Long-term debt, excluding capital lease obligations and the current portion of such Long-term debt, was estimated using market prices for the 6.95% Senior Notes, and discounted cash flow analysis using an estimated yield to maturity of 6.05% for the 6.7% Senior Notes at March 31, 2013.

As of March 31, 2013 and December 31, 2012, U.S. Cellular did not have nonfinancial assets or liabilities that required the application of fair value accounting for purposes of reporting such amounts in the Consolidated Balance Sheet.

3.   Income Taxes

U.S. Cellular is included in a consolidated federal income tax return and in certain state income tax returns with other members of the TDS consolidated group.  For financial statement purposes, U.S. Cellular and its subsidiaries compute their income tax expense as if they comprised a separate affiliated group and were not included in the TDS consolidated group.

U.S. Cellular’s overall effective tax rate on Income before income taxes for the three months ended March 31, 2013 and March 31, 2012 was 40.8% and 27.1%, respectively.  The effective tax rate for the three months ended March 31, 2013 was higher than the rate for the three months ended March 31, 2012 primarily as a result of tax benefits related to the expiration of the statute of limitations for certain tax years and the adjustment of deferred tax balances related to certain partnership investments in 2012.

U.S. Cellular incurred a federal net operating loss in 2011 largely attributable to 100% bonus depreciation applicable to qualified capital expenditures.  U.S. Cellular carried back this federal net operating loss to prior tax years and received a $66.8 million federal income tax refund in 2012 for carrybacks to 2009 and 2010 tax years. Of this amount, $58.1 million of the refund was received in the three months ended March 31, 2012.

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

The amounts used in computing earnings per Common and Series A Common Share and the effects of potentially dilutive securities on the weighted average number of Common and Series A Common Shares were as follows:

	Three Months Ended March 31,
	2013	2012
(Dollars and shares in thousands, except per share amounts)
Net income attributable to U.S. Cellular shareholders	$4,914	$62,492

Weighted average number of shares used in basic earnings per share	83,838	84,570
Effects of dilutive securities:
Stock options	44	135
Restricted stock units	521	428
Weighted average number of shares used in diluted earnings per share	84,403	85,133

Basic earnings per share attributable to U.S. Cellular shareholders	$0.06	$0.74

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.06	$0.73

Certain Common Shares issuable upon the exercise of stock options or vesting of restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings per share attributable to U.S. Cellular shareholders because their effects were antidilutive. The number of such Common Shares excluded, if any, is shown in the table below.

	Three Months Ended March 31,
	2013	2012
(Shares in thousands)
Stock options	2,468	1,444

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

Divestiture Transaction

On November 6, 2012, U.S. Cellular entered into a Purchase and Sale Agreement with subsidiaries of Sprint Nextel Corporation (“Sprint”). The Purchase and Sale Agreement provides that U.S. Cellular will transfer customers and certain PCS licensed spectrum to Sprint in U.S. Cellular's Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets (“Divestiture Markets”) in consideration for $480 million in cash at closing, subject to pro-rations of certain assets and liabilities. The Purchase and Sale Agreement also contemplates certain other agreements, together with the Purchase and Sale Agreement collectively referred to as the “Divestiture Transaction.”  The transaction was approved by the FCC in March 2013 and the closing is expected to occur in the second quarter of 2013.

U.S. Cellular will retain other assets and liabilities related to the Divestiture Markets, including network assets, retail stores and related equipment, and other buildings and facilities. The transaction does not affect spectrum licenses held by U.S. Cellular or variable interest entities (“VIEs”) that are not currently used in the operations of the Divestiture Markets. The Purchase and Sale Agreement also contemplates certain other agreements, including customer and network transition services agreements, which will require that U.S. Cellular provide customer, billing and network services to Sprint for a period of up to 24 months after the closing date. Sprint will reimburse U.S. Cellular for providing such services at an amount equal to U.S. Cellular's cost, including applicable overhead allocations. In addition, these agreements will require Sprint to reimburse U.S. Cellular up to $200 million (the “Sprint Cost Reimbursement”) for certain network decommissioning costs, network site lease rent and termination costs, network access termination costs, and employee termination benefits for specified engineering employees.

Financial impacts of the Divestiture Transaction are classified in the Consolidated Statement of Operations within Operating income. The table below describes the amounts U.S. Cellular has recognized, and expects to recognize, in the Consolidated Statement of Operations between the date the Purchase and Sale Agreement was signed and the end of the transition services period, as a result of the transaction.

(Dollars in thousands)	Expected Period of Realization/ Incurrence	Projected Range		Cumulative Amount Incurred as of March 31, 2013	Actual Amount Incurred Three Months Ended March 31, 2013
(Gain) loss on sale of business and other exit costs, net
Proceeds from Sprint
Purchase price	2013	$(480,000)	$(480,000)	$-	$-
Sprint Cost Reimbursement	2013-2014	(150,000)	(200,000)	-	-
Net assets transferred	2013	210,000	230,000	-	-
Non-cash charges for the write-off and write-down of property under construction and related assets	2012-2013	11,000	15,000	10,894	222
Employee related costs including severance, retention and outplacement	2012-2014	16,000	25,000	15,659	3,050
Contract termination costs	2012-2014	125,000	175,000	2,959	2,900
Transaction costs	2012-2013	4,000	6,000	2,055	918
Total (Gain) loss on sale of business and other exit costs, net		$(264,000)	$(229,000)	$31,567	$7,090

Depreciation, amortization and accretion expense
Incremental depreciation, amortization and accretion, net of salvage values	2012-2013	175,000	210,000	58,104	38,046

Other Operating expenses
Non-cash charges for the write-off and write-down of various operating assets and liabilities	2013	-	10,000	-	-
(Increase) decrease in Operating income		$(89,000)	$(9,000)	$89,671	$45,136

Incremental depreciation, amortization and accretion, net of salvage values represents anticipated amounts to be recorded in the specified time periods as a result of revising the useful life of certain assets and revising the settlement dates of certain asset retirement obligations in conjunction with the Divestiture Transaction.  Specifically, for the years indicated, this is estimated depreciation, amortization and accretion recorded on assets and liabilities of the Divestiture Markets after the November 6, 2012 transaction date less depreciation, amortization and accretion that would have been recorded on such assets and liabilities in the normal course, absent the Divestiture Transaction.

	As a result of the transaction, U.S. Cellular recognized the following amounts in the Consolidated Balance Sheet:

		Three Months Ended March 31, 2013
(Dollars in thousands)	Balance December 31, 2012	Costs Incurred	Cash Settlements (1)	Non-cash Settlements	Adjustments	Balance March 31, 2013
Accrued compensation
Employee related costs including severance, retention, outplacement	$12,305	$3,050	$(1,607)	$-	$-	$13,748
Other current liabilities
Contract termination costs	$30	$2,900	$(784)	$-	$-	$2,146

(1)

Cash settlement amounts are included in either the Net income or changes in Other assets and liabilities line items as part of Cash flows from operating activities on the Consolidated Statement of Cash Flows.

	At March 31, 2013 and December 31, 2012, the following assets and liabilities were classified in the Consolidated Balance Sheet as "Assets held for sale" and "Liabilities held for sale":

	Licenses	Goodwill	Property, Plant and Equipment	Total Assets Held for Sale	Liabilities Held for Sale (1)
(Dollars in thousands)
March 31, 2013
Divestiture Transaction	$140,599	$72,994	$-	$213,593	$18,360

December 31, 2012
Divestiture Transaction	$140,599	$72,994	$-	$213,593	$19,594
Bolingbrook Customer Care Center (2)	-	-	3,170	3,170	-
Total	$140,599	$72,994	$3,170	$216,763	$19,594

(1)	Liabilities held for sale primarily consisted of Customer deposits and deferred revenues.
(2)	Effective January 1, 2013, U.S. Cellular transferred its Bolingbrook Customer Care Center operations to an existing third party vendor.

6.   Intangible Assets

Changes in U.S. Cellular’s Licenses for the three months ended March 31, 2013 and 2012 are presented below.  There were no significant changes to Goodwill or Customer lists during the periods presented.

Licenses
	March 31, 2013	March 31, 2012
(Dollars in thousands)
Balance, beginning of period	$1,456,794	$1,470,769
Acquisitions	14,150	11,096
Balance, end of period	$1,470,944	$1,481,865

7.   Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $26.8 million and $21.6 million in the three months ended March 31, 2013 and 2012, respectively; of those amounts, U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $20.6 million and $17.1 million in the three months ended March 31, 2013 and 2012, respectively.  U.S. Cellular held a 5.5% ownership interest in the LA Partnership during these periods.

The following table, which is based on information provided in part by third parties, summarizes the combined results of operations of U.S. Cellular’s equity method investments:

	Three Months Ended March 31,
	2013	2012
(Dollars in thousands)
Revenues	$1,492,726	$1,431,372
Operating expenses	1,066,967	1,071,887
Operating income	425,759	359,485
Other income	588	916
Net income	$426,347	$360,401

8.   Commitments, Contingencies and Other Liabilities

Agreements

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  Pursuant to an updated Statement of Work dated June 29, 2012, the implementation of B/OSS is expected to take until the end of 2013 to complete and total payments to Amdocs are estimated to be approximately $179.0 million (subject to certain potential adjustments) over the period from commencement of the SLMA in 2010 through the second half of 2013.  As of March 31, 2013, $114.0 million had been paid to Amdocs.

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

U.S. Cellular has accrued $1.7 million with respect to legal proceedings and unasserted claims as of both March 31, 2013 and December 31, 2012. U.S. Cellular has not accrued any amount for legal proceedings if it cannot reasonably estimate the amount of the possible loss or range of loss. U.S. Cellular does not believe that the amount of any contingent loss in excess of the amounts accrued would be material.

Apple iPhone Products Purchase Commitment

In March 2013, U.S. Cellular entered into an agreement with Apple to purchase an estimated $1.2 billion of Apple iPhone products over a three-year period beginning later in 2013.

9.  Variable Interest Entities (VIEs)

Consolidated VIEs

As of March 31, 2013, U.S. Cellular holds a variable interest in and consolidates the following VIEs under GAAP:

•         Aquinas Wireless L.P. (“Aquinas Wireless”); and

•         King Street Wireless L.P. (“King Street Wireless”) and King Street Wireless, Inc., the general partner of King Street Wireless.

The power to direct the activities that most significantly impact the economic performance of Aquinas Wireless and King Street Wireless (collectively, the “limited partnerships”) is shared.  Specifically, the general partner of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships; however, the general partner of each partnership needs consent of the limited partner, a U.S. Cellular subsidiary, to sell or lease certain licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships.  Although the power to direct the activities of the VIEs is shared, U.S. Cellular has a disproportionate level of exposure to the variability associated with the economic performance of the VIEs, indicating that U.S. Cellular is the primary beneficiary of the VIEs in accordance with GAAP.  Accordingly, these VIEs are consolidated.

The following table presents the classification of the consolidated VIEs’ assets and liabilities in U.S. Cellular’s Consolidated Balance Sheet.

	March 31, 2013	December 31, 2012
(Dollars in thousands)
Assets
Cash and cash equivalents	$3,465	$5,849
Other current assets	178	120
Licenses	308,091	308,091
Property, plant and equipment, net	15,899	16,443
Other assets and deferred charges	1,449	887
Total assets	$329,082	$331,390

Liabilities
Current liabilities	$82	$1,013
Deferred liabilities and credits	3,015	3,024
Total liabilities	$3,097	$4,037

Other Related Matters

Aquinas Wireless and King Street Wireless were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions. As such, these entities have risks similar to the business risks described in the “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2012.

U.S. Cellular may agree to make additional capital contributions and/or advances to Aquinas Wireless and King Street Wireless and/or to their general partners to provide additional funding for the development of licenses granted in various auctions. U.S. Cellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or long-term debt. There is no assurance that U.S. Cellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

There were no capital contributions or advances made to Aquinas Wireless and King Street Wireless and/or their general partners in the three months ended March 31, 2013 and 2012.

U.S. Cellular began offering fourth generation Long-term Evolution (“4G LTE”) service in certain cities within its service areas during the first quarter of 2012 and has plans to continue the deployment of 4G LTE.  U.S. Cellular currently provides 4G LTE service in conjunction with King Street Wireless. Aquinas Wireless is still in the process of developing long-term business plans.

10.  Common Share Repurchases

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

Share repurchases made under this authorization were as follows:

	Three Months Ended
	March 31,
	2013	2012
(Dollars and shares in thousands, except cost per share)
Number of shares	496	-
Average cost per share	$37.16	$-
Total cost	$18,425	$-

11.  Noncontrolling Interests

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

The settlement value or estimate of cash that would be due and payable to settle these noncontrolling interests, assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on March 31, 2013, net of estimated liquidation costs, is $167.9 million.  This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet.  The estimate of settlement value was based on certain factors and assumptions which are subjective in nature.  Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.  U.S. Cellular currently has no plans or intentions relating to the liquidation of any of the related partnerships or LLCs prior to their scheduled termination dates.  The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at March 31, 2013 was $61.3 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is primarily due to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs.  Neither the noncontrolling interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements.

12.  Supplemental Cash Flow Disclosures

Following are supplemental cash flow disclosures regarding transactions related to stock-based compensation awards. In certain situations, U.S. Cellular withholds shares that are issuable upon the exercise of stock options or the vesting of restricted shares to cover, and with a value equivalent to, the exercise price and/or the amount of taxes required to be withheld from the stock award holder at the time of the exercise or vesting.  U.S. Cellular then pays the amount of the required tax withholdings to the taxing authorities in cash.

	Three Months Ended
	March 31,
	2013	2012
(Dollars and shares in thousands)
Common Shares withheld	9	-

Aggregate value of Common Shares withheld	$328	$-

Cash receipts upon exercise of stock options	$129	$357
Cash disbursements for payment of taxes	(6)	-
Net cash receipts (disbursements) from exercise of stock options and vesting of other stock awards	$123	$357

13.  Subsequent Event

On April 3, 2013, U.S. Cellular entered into an agreement relating to the Partnerships (as defined below) with Cellco Partnership d/b/a Verizon Wireless (“Verizon Wireless”).  U.S. Cellular holds a 60.00% interest in St. Lawrence Seaway RSA Cellular Partnership (“NY1”) and a 57.14% interest in New York RSA 2 Cellular Partnership (“NY2” and, together with NY1, the “Partnerships”).  The remaining interests are held by Verizon Wireless.  The Partnerships are operated by Verizon Wireless under the Verizon Wireless brand.  Because U.S. Cellular owns a greater than 50% interest in each of these markets and based on U.S. Cellular’s rights under the Partnership Agreements, prior to April 3, 2013, U.S. Cellular consolidated the financial results of these markets in accordance with GAAP.  The agreement amends the Partnership Agreements in several ways, which provide Verizon Wireless with substantive participating rights that allow Verizon Wireless to make decisions that are in the ordinary course of business of the Partnerships and which are significant to directing and executing the activities of the business.   Accordingly, as required by GAAP, effective April 3, 2013, U.S. Cellular will deconsolidate the Partnerships and thereafter will report them as equity method investments in its consolidated financial statements (the “Deconsolidation”). After the Deconsolidation, U.S. Cellular will continue to record only its share of the net income of the Partnerships in Net income attributable to U.S. Cellular shareholders. In accordance with GAAP, U.S. Cellular will recognize a non-cash pre-tax gain in the range of $16 million to $32 million in the second quarter of 2013.

Amounts recorded in U.S. Cellular’s consolidated financial statements related to the Partnerships as of or for the three months ended March 31, 2013 are shown below:

(Dollars in thousands)	NY1 & NY2
Total assets	$117,142
Total liabilities	10,847
Operating revenues	43,302
Total operating expenses	31,690
Net income	11,619
Net income attributable to U.S. Cellular shareholders	6,824

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

United States Cellular Corporation (“U.S. Cellular”) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 85%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”) as of March 31, 2013.

U.S. Cellular provides wireless telecommunications services to approximately 5.7 million customers in five geographic market areas in 26 states. As of March 31, 2013, U.S. Cellular’s average penetration rate in its consolidated operating markets was 12.1%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.

The following discussion and analysis should be read in conjunction with U.S. Cellular’s interim consolidated financial statements and notes included in Item 1 above, and with the description of U.S. Cellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2012.

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

Financial and operating highlights in the three months ended March 31, 2013 included the following:

•         Total consolidated customers were 5,736,000 at March 31, 2013, including 5,506,000 retail customers (96% of total).

•         Retail customer net losses were 51,000 in 2013 compared to net losses of 34,000 in 2012. In the postpaid category, there were net losses of 74,000 in 2013, compared to net losses of 38,000 in 2012. Prepaid net additions were 23,000 in 2013 compared to net additions of 4,000 in 2012.

•         Postpaid customers comprised approximately 92% of U.S. Cellular’s retail customers as of March 31, 2013. The postpaid churn rate was 1.7% in 2013 compared to 1.6% in 2012. The prepaid churn rate was 6.2% in 2013 compared to 6.4% in 2012.

•         Postpaid customers on smartphone service plans increased to 43% as of March 31, 2013 compared to 34% as of March 31, 2012. In addition, smartphones represented 62% of all devices sold in 2013 compared to 54% in 2012.

•         Retail service revenues of $884.0 million decreased $4.5 million year-over-year, due to a lower average number of postpaid customers, partially offset by a higher average number of prepaid customers. Total service revenues of $996.3 million decreased $27.5 million year-over-year, primarily due to the net loss of retail customers and decreases in inbound roaming and eligible telecommunications carriers (“ETC”) revenues.

•         Billed ARPU increased to $51.13 in 2013 from $50.52 in 2012 reflecting an increase in postpaid ARPU due to increases in smartphone adoption and corresponding revenues from data products and services. Service revenue ARPU decreased to $57.63 in 2013 from $58.21 in 2012 primarily due to decreases in inbound roaming and ETC revenues.

•         Cash flows from operating activities were $223.6 million. At March 31, 2013, Cash and cash equivalents and Short-term investments totaled $530.3 million and there were no outstanding borrowings under the revolving credit facility.

•         U.S. Cellular continued its efforts on a number of multi-year initiatives including the development of a new Billing and Operational Support System (“B/OSS”) which will include a new point-of-sale system and consolidate billing on one platform.

•         Total additions to Property, plant and equipment were $118.4 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, deploy fourth generation Long-term Evolution (“4G LTE”) equipment, outfit new and remodel existing retail stores, develop new billing and other customer management related systems and platforms, and enhance existing office systems. Total cell sites in service increased 2% year-over-year to 8,027.

•         Operating income decreased $83.7 million, or 98%, to $1.5 million in 2013. The decrease was due primarily to lower service revenues, higher cost of equipment sold, and accelerated depreciation and losses related to the Divestiture Transaction described below.

•         Net income attributable to U.S. Cellular shareholders decreased $57.6 million, or 92%, to $4.9 million in 2013 compared to $62.5 million in 2012, primarily due to lower operating income. Basic earnings per share was $0.06 in 2013, which was $0.68 lower than in 2012, and Diluted earnings per share was $0.06, which was $0.67 lower than in 2012.

•         In March 2013, U.S. Cellular entered into an agreement with Apple to purchase Apple iPhone products over three years beginning later in 2013.

U.S. Cellular anticipates that its future results will be affected by the following factors:

•         Impacts of the Divestiture Transaction (described below) including, but not limited to, successfully completing the transaction and the actual financial impacts of such transaction;

•         Impacts of selling Apple iPhone products;

•         Relative ability to attract and retain customers in a competitive marketplace in a cost effective manner;

•         Effects of industry competition on service and equipment pricing and roaming revenues as well as the impacts associated with the expanding presence of carriers and other retailers offering low-priced, unlimited prepaid service;

•         Expanded distribution of products and services in third-party national retailers such as Walmart and Sam’s Club;

•         Potential increases in prepaid customers, who generally generate lower average revenue per user (“ARPU”), as a percentage of U.S. Cellular’s customer base in response to changes in customer preferences and industry dynamics;

•         The nature and rate of growth in the wireless industry, requiring U.S. Cellular to grow revenues primarily from selling additional products and services to its existing customers, increasing the number of multi-device users among its existing customers, increasing data products and services and attracting wireless customers switching from other wireless carriers;

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

•         Costs of enhancements to U.S. Cellular’s wireless networks;

•         Uncertainty related to various rulemaking proceedings underway at the Federal Communications Commission (“FCC”);

•         The ability to negotiate satisfactory data roaming agreements, including 4G LTE, with other wireless operators;

•         Economic or competitive factors that restrict U.S. Cellular’s access to devices desired by customers; and

•         Possible effects of industry litigation relating to patents, other intellectual property or otherwise, that may restrict U.S. Cellular’s access to devices for sale to customers.

•         On April 3, 2013, U.S. Cellular entered into an agreement relating to St. Lawrence Seaway RSA Cellular Partnership (“NY1”) and New York RSA 2 Cellular Partnership (“NY2” and, together with NY1, the “Partnerships”) with Cellco Partnership d/b/a Verizon Wireless, which will require U.S. Cellular to deconsolidate the Partnerships and thereafter account for them as equity method investments.  See Note 13 – Subsequent Event in the Notes to the Consolidated Financial Statements and refer to U.S. Cellular’s Form 8-K filed May 3, 2013 for more information regarding this transaction.

FCC Reform Order

In 2011, the FCC released an order (“Reform Order”) to reform its universal service and intercarrier compensation mechanisms, establish a new, broadband-focused support mechanism, and propose further rules to advance reform.  Appeals of the Reform Order are pending.

There have been no significant changes to the Reform Order since December 31, 2012 that are expected to affect U.S. Cellular.  U.S. Cellular cannot predict the outcome of future rulemaking, reconsideration and legal challenges and, as a consequence, the impacts that such potential developments may have on U.S. Cellular’s business, financial condition or results of operations.

Cash Flows and Investments

See “Financial Resources” and “Liquidity and Capital Resources” below for additional information.

DIVESTITURE TRANSACTION

On November 6, 2012, U.S. Cellular entered into a Purchase and Sale Agreement with subsidiaries of Sprint Nextel Corporation (“Sprint”). The Purchase and Sale Agreement provides that U.S. Cellular will transfer customers and certain PCS licensed spectrum to Sprint in U.S. Cellular's Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets (“Divestiture Markets”) in consideration for $480 million in cash at closing, subject to pro-rations of certain assets and liabilities. The Purchase and Sale Agreement also contemplates certain other agreements, together with the Purchase and Sale Agreement collectively referred to as the “Divestiture Transaction.”  The transaction was approved by the FCC in March 2013 and the closing is expected to occur in the second quarter of 2013.

Selected information related to Divestiture Markets and Core Markets is as follows:

(Dollars in millions)	As Reported	Divestiture Markets	Core Markets
For the Quarter ended March 31, 2013
U.S. Cellular Service revenues	$996	$97	$899
U.S. Cellular Capital expenditures	$118	$5	$113

For the Quarter ended March 31, 2012
U.S. Cellular Service revenues	$1,024	$111	$913
U.S. Cellular Capital expenditures	$201	$22	$179

The As-Reported amounts of Service revenues and Capital expenditures represent GAAP financial measures and the Divestiture Markets and Core Markets amounts represent non-GAAP financial measures.  Divestiture Markets are comprised of U.S. Cellular's Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets.  Core Markets are comprised of all other markets in which U.S. Cellular conducts business including Peoria, Rockford and certain other areas in Illinois, and in Columbia, Joplin, Jefferson City and certain other areas in Missouri.  Core Markets as defined also includes any other income or expenses due to U.S. Cellular’s direct or indirect ownership interests in other spectrum in the Divestiture Markets which was not included in the sale and other retained assets from the Divestiture Markets.  U.S. Cellular believes that the amounts under Divestiture Markets and Core Markets may be useful to investors and other users of its financial information in evaluating the separate amounts for the Core Markets.

See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information regarding (i) the amounts U.S. Cellular expects to recognize in the Consolidated Statement of Operations between the date the Purchase and Sale Agreement was signed and the end of the transition services period, (ii) the cumulative amounts incurred as of March 31, 2013 and (iii) the actual amounts incurred during the quarter ended March 31, 2013 as a result of the transaction.  The Divestiture Transaction resulted in a net reduction of $45.1 million in U.S. Cellular’s Operating income for the quarter ended March 31, 2013.

2013 ESTIMATES

U.S. Cellular’s estimates of full-year 2013 results are shown below.  Such estimates represent U.S. Cellular’s views as of the date of filing of U.S. Cellular’s Form 10-Q for the quarter ended March 31, 2013.  Such forward‑looking statements should not be assumed to be current as of any future date.  U.S. Cellular undertakes no duty to update such information, whether as a result of new information, future events or otherwise.  There can be no assurance that final results will not differ materially from such estimated results.

2013 Estimated Results (1)
	Core Markets (2)		Divestiture Markets (2)(3)		U.S. Cellular Consolidated (2)(3)
	Previous	Current	Previous	Current	Previous	Current
(Dollars in millions)
Service revenues	$3,600 - $3,700	$3,475 - $3,575	$165 - $185	$145 - $165	$3,765 - $3,885	$3,620 - $3,740
Adjusted income before income taxes (4) (5)	$765 - $865	$560 - $660	$15 - $35	$35 - $55	$780 - $900	$595 - $715
Capital expenditures	Approx. $600	Approx. $730	—	$5	Approx. $600	Approx. $735

(1)     These estimates are based on U.S. Cellular’s current plans, which include an expansion of the multi-year deployment of 4G LTE technology which commenced in 2011; such expansion includes deployment in additional markets as well as deployment on the 850 MHz band to provide additional capacity for future growth in data usage, enable potential future 4G LTE roaming, and support the sale of Apple products.  These estimates also reflect the estimated impacts of selling Apple products and the deconsolidation of certain partnerships that will be accounted for as equity method investments effective April 3, 2013.  New developments or changing conditions (such as, but not limited to, regulatory developments, customer net growth, customer demand for data services or possible acquisitions, dispositions or exchanges) could affect U.S. Cellular’s plans and, therefore, its 2013 estimated results.

(2)     The U.S. Cellular Consolidated amounts represent GAAP financial measures and include the results of both the Core Markets and the Divestiture Markets.  The amounts for the Core Markets and Divestiture Markets represent non-GAAP financial measures.  U.S. Cellular believes that the amounts for the Core Markets and Divestiture Markets may be useful to investors and other users of its financial information in evaluating the separate results for the Core Markets. Divestiture Markets are comprised of U.S. Cellular's Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets.  Core Markets are comprised of all other markets in which U.S. Cellular conducts business including Peoria, Rockford and certain other areas in Illinois, and in Columbia, Joplin, Jefferson City and certain other areas in Missouri.  Core Markets as defined also includes any other income or expenses due to U.S. Cellular’s direct or indirect ownership interests in other spectrum in the Divestiture Markets which was not included in the sale and other retained assets from the Divestiture Markets.

(3)     These estimates assume the Divestiture Transaction closes in the second quarter of 2013.  Actual effects could vary significantly from these estimates as a result of a change in the expected timing of the Divestiture Transaction or changes in other terms and conditions of the sale.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for additional information on the Divestiture Transaction.

(4)     Adjusted income before income taxes is a non-GAAP financial measure defined as Income before income taxes, adjusted for: Depreciation, amortization and accretion, net Gain or loss on sale of business and other exit costs (if any), and Interest expense. Adjusted income before income taxes is not a measure of financial performance under GAAP and should not be considered as an alternative to Income before income taxes as an indicator of the Company’s operating performance or as an alternative to Cash flows from operating activities, determined in accordance with GAAP, as an indicator of cash flows or as a measure of liquidity.  U.S. Cellular believes Adjusted income before income taxes is a meaningful measure of U.S. Cellular’s operating results before significant recurring non-cash charges, gains and losses and financing charges (Interest expense) in order to show operating results on a more comparable basis from period to period. U.S. Cellular does not intend to imply that any of such amounts that are excluded are non-recurring, infrequent or unusual; such amounts may occur in the future. The following tables provide a reconciliation of Income (loss) before income taxes to Adjusted income before income taxes for 2013 Estimated Results and 2012 actual results:

	2013 Estimated Results
	Core Markets (2)	Divestiture Markets (2)(3)	U.S. Cellular Consolidated (2)(3)
(Dollars in millions)
Income (loss) before income taxes (5)	($30)-$70	($215)-($195)	($245)-($125)
Depreciation, amortization and accretion expense (6)	Approx. $540	Approx. $250	Approx. $790
Interest expense	Approx. $50	—	Approx. $50
Adjusted income before income taxes	$560-$660	$35-$55	$595-$715

	U.S. Cellular Consolidated Actual Results
		Three Months Ended March 31, 2013	Year Ended December 31, 2012

Income before income taxes		$18	$205
Depreciation, amortization and accretion expense (6)		190	609
(Gain) loss on sale of business and other exit costs, net		7	21
Interest expense		11	42
Adjusted income before income taxes		$226	$877

(5)	This amount does not include any estimate for (Gain) loss on sale of business and other exit costs, net, as the timing of such amount is not readily estimable.

(6)

The 2013 estimated amounts for depreciation, amortization and accretion expense in the Divestiture Markets include approximately $185 million of incremental accelerated depreciation, amortization and accretion resulting from the Divestiture Transaction.  Actual results for the three months ended March 31, 2013 and the year ended December 31, 2012 include $38 million and $20 million, respectively, of incremental accelerated depreciation, amortization and accretion resulting from the Divestiture Transaction.

U.S. Cellular management currently believes that the foregoing estimates represent a reasonable view of what is achievable considering actions that U.S. Cellular has taken and will be taking. However, the current competitive conditions in the markets served by U.S. Cellular have created a challenging environment that could continue to significantly impact actual results. U.S. Cellular expects to continue its focus on customer satisfaction by delivering a high quality network, attractively priced service plans, a broad line of wireless devices and other products, and outstanding customer service. U.S. Cellular believes that future growth in its revenues will result primarily from selling additional products and services, including data products and services, to its existing customers, increasing the number of multi-device users among its existing customers, and attracting wireless users switching from other wireless carriers. U.S. Cellular is focusing on opportunities to increase revenues, pursuing cost reduction initiatives in various areas and implementing a number of initiatives to enable future growth. The initiatives are intended, among other things, to allow U.S. Cellular to accelerate its introduction of new products and services, better segment its customers for new services and retention, sell additional services such as data, expand its distribution channels, enhance its internet sales and customer service capabilities, improve its prepaid products and services and reduce operational expenses over the long term.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Following is a table of summarized operating data for U.S. Cellular's Consolidated Markets.

As of or for Three Months Ended March 31,	2013	2012
Retail Customers
Postpaid
Total at end of period(1)	5,060,000	5,261,000
Gross additions	191,000	210,000
Net additions (losses)	(74,000)	(38,000)
ARPU(2)	$54.85	$54.00
Churn rate(3)	1.7%	1.6%
Smartphone penetration(4)(5)	43.5%	34.4%
Prepaid
Total at end of period	446,000	309,000
Gross additions	104,000	63,000
Net additions (losses)	23,000	4,000
ARPU(2)	$33.31	$33.17
Churn rate(3)	6.2%	6.4%
Total customers at end of period(1)	5,736,000	5,837,000
Billed ARPU(2)	$51.13	$50.52
Service revenue ARPU(2)	$57.63	$58.21
Smartphones sold as a percent of total devices sold	61.7%	54.1%
Total Population
Consolidated markets(6)	93,943,000	92,684,000
Consolidated operating markets(6)	47,440,000	46,966,000
Market penetration at end of period
Consolidated markets(7)	6.1%	6.3%
Consolidated operating markets(7)	12.1%	12.4%
Capital expenditures (000s)	$118,410	$201,337
Total cell sites in service	8,027	7,875
Owned towers in service	4,411	4,318

Following is a table of summarized operating data for U.S. Cellular's Core Markets.  Divestiture Markets are comprised of U.S. Cellular's Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets.  Core Markets are comprised of all other markets in which U.S. Cellular conducts business including Peoria, Rockford and certain other areas in Illinois, and in Columbia, Joplin, Jefferson City and certain other areas in Missouri.  Core Markets as defined also includes any other income or expenses due to U.S. Cellular's direct or indirect ownership interests in other spectrum in the Divestiture Markets which was not included in the sale and other retained assets from the Divestiture Markets.

As of or for Three Months Ended March 31,	2013	2012
Retail Customers
Postpaid
Total at end of period(1)	4,639,000	4,736,000
Gross additions	184,000	182,000
Net additions (losses)	(32,000)	(21,000)
ARPU(2)	$54.23	$53.25
Churn rate(3)	1.5%	1.4%
Smartphone penetration(4)(5)	43.0%	34.3%
Prepaid
Total at end of period	373,000	223,000
Gross additions	92,000	42,000
Net additions (losses)	31,000	5,000
ARPU(2)	$32.92	$32.69
Churn rate(3)	5.7%	5.6%
Total customers at end of period(1)	5,225,000	5,210,000
Billed ARPU (2)	$50.65	$49.91
Service revenue ARPU(2)	$57.37	$58.20
Smartphones sold as a percent of total devices sold	62.1%	54.1%
Total Population
Consolidated markets(6)	84,625,000	82,763,000
Consolidated operating markets(6)	32,422,000	31,590,000
Market penetration at end of period
Consolidated markets(7)	6.2%	6.3%
Consolidated operating markets(7)	16.1%	16.5%
Capital expenditures (000s)	$113,337	$179,720
Total cell sites in service	6,277	6,146
Owned towers in service	3,846	3,761

(1)     Includes 176,000 and 168,000 postpaid customers at March 31, 2013 and 2012, respectively, related to NY1 and NY2.  See Note 13 — Subsequent Event in the Notes to the Consolidated Financial Statements for details regarding the deconsolidation of the Partnerships effective April 3, 2013.

(2)     ARPU metrics are calculated by dividing a revenue base by an average number of customers by the number of months in the period.  These revenue bases and customer populations are shown below:

a.       Postpaid ARPU consists of total postpaid service revenues and postpaid customers.

b.       Prepaid ARPU consists of total prepaid service revenues and prepaid customers.

c.        Billed ARPU consists of total retail service revenues and postpaid, prepaid and reseller customers.

d.       Service revenue ARPU consists of total retail service revenues, inbound roaming and other service revenues and postpaid, prepaid and reseller customers.

(3)     Churn metrics represent the percentage of the postpaid or prepaid customers that disconnect service each month. These metrics represent the average monthly postpaid or prepaid churn rate for each respective period.

(4)     Smartphones represent wireless devices which run on an AndroidTM, BlackBerry® or Windows Mobile® operating system, excluding tablets.

(5)     Smartphone penetration is calculated by dividing postpaid smartphone customers by total postpaid customers.

(6)     Used only to calculate market penetration of consolidated markets and consolidated operating markets, respectively. See footnote (7) below.

(7)     Market penetration is calculated by dividing the number of wireless customers at the end of the period by the total population of consolidated markets and consolidated operating markets, respectively, as estimated by Claritas®.

Components of Operating Income

Three Months Ended March 31,	2013	2012	Change	Percentage Change
(Dollars in thousands)
Retail service	$883,991	$888,527	$(4,536)	(1)%
Inbound roaming	65,874	80,132	(14,258)	(18)%
Other	46,484	55,161	(8,677)	(16)%
Service revenues	996,349	1,023,820	(27,471)	(3)%
Equipment sales	85,397	68,301	17,096	25%
Total operating revenues	1,081,746	1,092,121	(10,375)	(1)%

System operations (excluding Depreciation, amortization and accretion reported below)	216,299	233,164	(16,865)	(7)%
Cost of equipment sold	241,691	187,036	54,655	29%
Selling, general and administrative	420,080	442,244	(22,164)	(5)%
Depreciation, amortization and accretion	189,845	146,685	43,160	29%
Loss on asset disposals, net	5,434	2,003	3,431	>100%
(Gain) loss on sale of business and other exit costs, net	6,931	(4,213)	11,144	>100%
Total operating expenses	1,080,280	1,006,919	73,361	7%
Operating income	$1,466	$85,202	$(83,736)	(98)%

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

Retail service revenues

Retail service revenues decreased by $4.5 million, or 1%, in 2013 to $884.0 million due to a decrease in U.S. Cellular’s average customer base partially offset by an increase in billed ARPU.

The average number of customers decreased to 5,763,000 in 2013 from 5,863,000 in 2012. Average postpaid customers were 5,095,000 and 5,280,000 in 2013 and 2012, respectively. Average prepaid customers were 434,000 and 307,000 in 2013 and 2012, respectively.

Billed ARPU increased to $51.13 in 2013 from $50.52 in 2012. This overall increase reflects primarily an increase in postpaid ARPU to $54.85 in 2013 from $54.00 in 2012, reflecting increases in smartphone adoption and corresponding revenues from data products and services.

U.S. Cellular expects continued pressure on revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings offset to some degree by continued adoption of smartphones and data usage.

U.S. Cellular accounts for loyalty reward points under the deferred revenue method. Under this method, U.S. Cellular allocates a portion of the revenue billed to customers with applicable plans to the loyalty reward points. The revenue allocated to these points is initially deferred in the Consolidated Balance Sheet and is recognized in future periods when the loyalty reward points are redeemed or used. Application of the deferred revenue method of accounting related to loyalty reward points resulted in deferring net revenues of $4.5 million and $6.4 million in the three months ended March 31, 2013 and 2012, respectively. Deferred revenues related to loyalty reward points are included in Customer deposits and deferred revenues in the Consolidated Balance Sheet.

Inbound roaming revenues

Inbound roaming revenues decreased by $14.3 million, or 18%, in 2013 to $65.9 million. The decrease was due to lower rates.  Data volume increased significantly year-over-year but the impact of this increase was offset by the combined impacts of lower volume for voice and lower rates for both data and voice.  U.S. Cellular expects continued growth in data volume but also expects that the revenue impact of this growth will be offset by the impacts of decreases in data rates and voice volume.

Other revenues

Pursuant to the FCC's Reform Order (see “Overview – FCC Reform Order” above), ETC support was frozen on January 1, 2012 at the 2011 level and is being phased down at the rate of 20% per year beginning July 1, 2012.  As a result, Other revenues decreased by $8.7 million, or 16%, in 2013 compared to 2012.

If the Phase II Mobility Fund is not operational by July 2014, the aforementioned phase down will halt at that time and U.S. Cellular will receive 60% of its baseline support until the Phase II Mobility Fund is operational.  At this time, U.S. Cellular cannot predict the net effect of the FCC's changes to the USF high cost support program in the Reform Order. Accordingly, U.S. Cellular cannot predict whether such changes will have a material adverse effect on U.S. Cellular's business, financial condition or results of operations.

Equipment sales revenues

Equipment sales revenues include revenues from sales of wireless devices and related accessories to both new and existing customers, as well as revenues from sales of devices and accessories to agents. All Equipment sales revenues are recorded net of rebates.

U.S. Cellular offers a competitive line of quality wireless devices to both new and existing customers. U.S. Cellular's customer acquisition and retention efforts include offering new wireless devices to customers at discounted prices; in addition, customers on currently offered rate plans receive loyalty reward points that may be used to purchase a new wireless device or accelerate the timing of a customer's eligibility for a wireless device upgrade at promotional pricing. U.S. Cellular also continues to sell wireless devices to agents including national retailers; this practice enables U.S. Cellular to provide better control over the quality of wireless devices sold to its customers, establish roaming preferences and earn quantity discounts from wireless device manufacturers which are passed along to agents and other retailers. U.S. Cellular anticipates that it will continue to sell wireless devices to agents in the future.

The increase in 2013 Equipment sales revenues of $17.1 million, or 25%, to $85.4 million was driven primarily by an increase of 24% in average revenue per device sold and an increase in equipment activation fees.  Average revenue per device sold increased due to general customer preference for higher-priced smartphones.

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

Key components of the $16.9 million, or 7%, decrease in System operations expenses to $216.3 million were as follows:

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming decreased $13.4 million, or 23%, primarily due to lower rates. Data roaming usage increased; however, the impact of the increase was more than offset by lower rates.

•         Customer usage expenses decreased by $5.0 million, or 7%, driven by decreases in intercarrier charges and certain data expenses offset by increases due to network costs for 4G LTE.

•         Maintenance, utility and cell site expenses increased $1.5 million, or 2%, driven in part by an increase in the number of cell sites within U.S. Cellular’s network and 4G LTE deployment and operation. The number of cell sites totaled 8,027 at March 31, 2013 and 7,875 at March 31, 2012, as U.S. Cellular continued to expand and enhance coverage in its existing markets.

U.S. Cellular expects system operations expenses to increase in the future to support the continued growth in cell sites and other network facilities as it continues to add capacity, enhance quality and deploy new technologies as well as to support increases in total customer usage, particularly data usage. However, these increases are expected to be offset to some extent by cost savings generated by shifting data traffic to the 4G LTE network from the 3G network, containment of roaming expense through lower rates and initiatives designed to reduce overall customer usage.

Cost of equipment sold

Cost of equipment sold increased by $54.7 million, or 29%, in 2013 to $241.7 million. The increase was driven by a 28% increase in the average cost per device sold.  Average cost per device sold increased primarily due to a shift in customer preference to higher cost devices, such as high-end smartphones.

U.S. Cellular's loss on equipment, defined as equipment sales revenues less cost of equipment sold, was $156.3 million and $118.7 million for 2013 and 2012, respectively. U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as wireless carriers continue to use device availability and pricing as a means of competitive differentiation. In addition, U.S. Cellular expects increasing sales of smartphones to result in higher equipment subsidies over time; these devices generally have higher purchase costs which cannot be recovered through proportionately higher selling prices to customers. Smartphones sold as a percentage of total devices sold were 61.7% and 54.1% in the three months ended March 31, 2013 and 2012, respectively.

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

Key components of the $22.2 million, or 5%, decrease to $420.1 million were as follows:

•         Selling and marketing expense decreased by $16.5 million, or 8%, primarily from more cost-effective advertising spending.

•         General and administrative expense decreased by $5.7 million, or 2%, driven by corporate cost containment and reduction initiatives partially offset by an increase in bad debts expense.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased $43.2 million, or 29%, in 2013 to $189.8 million primarily due to the acceleration of depreciation, amortization and accretion in the Divestiture Markets.  The impact of the acceleration was $38.0 million in 2013.

(Gain) loss on sale of business and other exit costs, net

The net loss in 2013 was related to agent termination agreements and other items in the Divestiture Markets.  The net gain in 2012 resulted from the sale of a wireless market.

Components of Other Income (Expense)

Three Months Ended March 31,	2013	2012	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating income	$1,466	$85,202	$(83,736)	(98)%

Equity in earnings of unconsolidated entities	26,835	21,614	5,221	24%
Interest and dividend income	903	1,043	(140)	(13)%
Interest expense	(10,910)	(13,411)	2,501	19%
Other, net	(215)	202	(417)	>(100)%
Total investment and other income	16,613	9,448	7,165	76%

Income before income taxes	18,079	94,650	(76,571)	(81)%
Income tax expense	7,369	25,638	(18,269)	(71)%

Net income	10,710	69,012	(58,302)	(84)%
Less: Net income attributable to noncontrolling interests, net of tax	(5,796)	(6,520)	724	11%
Net income attributable to U.S. Cellular shareholders	$4,914	$62,492	$(57,578)	(92)%

Basic earnings per share attributable to U.S. Cellular shareholders	$0.06	$0.74	$(0.68)	(92)%

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.06	$0.73	$(0.67)	(92)%

Equity in earnings of unconsolidated entities

U.S. Cellular’s investment in the LA Partnership contributed $20.6 million to Equity in earnings of unconsolidated entities in 2013 compared to $17.1 million in 2012.  The remaining change resulted from an increase in net income from other equity interests.

On April 3, 2013, U.S. Cellular will deconsolidate NY1 and NY2 and thereafter will report them as equity method investments in its consolidated financial statements.  See Note 13 – Subsequent Event in the Notes to Consolidated Financial Statements for more information regarding this transaction.

Interest expense

The decrease in interest expense was due primarily to an increase in capitalized interest on projects related to network and system enhancements in 2013.  Capitalized interest was $4.7 million and $2.4 million for 2013 and 2012, respectively.

Income tax expense

See Note 3 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of the change in income tax expense and the overall effective tax rate on Income before income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are not expected to have a significant effect on U.S. Cellular’s financial condition or results of operations.

FINANCIAL RESOURCES

U.S. Cellular operates a capital- and marketing-intensive business. U.S. Cellular utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and disposition of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and Common Share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize U.S. Cellular's cash flow activities for the three months ended March 31, 2013 and 2012.

	2013	2012
(Dollars in thousands)
Cash flows from (used in):
Operating activities	$223,615	$256,967
Investing activities	(161,520)	(170,174)
Financing activities	(20,757)	130
Net increase in cash and cash equivalents	$41,338	$86,923

The Divestiture Transaction, as described above, resulted in net Cash used in operating activities of $3.2 million during the three months ended March 31, 2013. Cash flows from operating and investing activities in future periods will be impacted by the Divestiture Transaction.

Cash Flows from Operating Activities

Cash flows from operating activities in 2013 were $223.6 million, a decrease of $33.4 million from 2012.  Significant items to note are as follows:

•         Net income declined by $58.3 million, however this decline was caused primarily by an increase in non-cash expenses, including depreciation expense, so it did not have a significant impact on cash flows from operating activities.

•         Income tax refunds, net of $0.2 million were recorded in 2013 compared to income tax refunds, net of $57.1 million in 2012.  This resulted in a year-over-year decrease in cash flows of $56.9 million.  Federal tax refunds of $58.1 million were received in March 2012 related to a federal net operating loss in 2011 largely attributable to 100% bonus depreciation applicable to qualified capital expenditures.

•         Changes in Inventory provided $16.8 million in 2013 and required $4.4 million in 2012, resulting in a $21.2 million increase in cash flows.  This change was primarily due to lower inventory levels.

•         Changes in Accounts payable provided $2.7 million in 2013 and required $14.7 million in 2012, causing a year-over-year increase in cash flows of $17.4 million.  Changes in Accounts payable were primarily driven by payment timing differences related to operating expenses and device purchases.

Cash Flows from Investing Activities

U.S. Cellular makes substantial investments to acquire wireless licenses and properties and to construct and upgrade wireless telecommunications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-reducing upgrades of U.S. Cellular’s networks.

The primary purpose of U.S. Cellular’s construction and expansion expenditures is to provide for customer and usage growth, to upgrade service and to take advantage of service‑enhancing and cost-reducing technological developments.

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures) totaled $118.4 million in the three months ended March 31, 2013 and $201.3 million in the three months ended March 31, 2012. Cash used for additions to property, plant and equipment is reported in the Consolidated Statement of Cash Flows and excludes amounts accrued in Accounts payable for capital expenditures at March 31, 2013 and includes amounts paid in the current period that were accrued at December 31, 2012.  Cash used for additions to property, plant and equipment totaled $151.0 million in the three months ended March 31, 2013 and $209.2 million in the three months ended March 31, 2012. These expenditures were made to construct new cell sites, build out 4G LTE networks in certain markets, increase capacity in existing cell sites and switches, develop new and enhance existing office systems such as the new Billing and Operational Support System (“B/OSS”) and customer relationship management platforms, and construct new and remodel existing retail stores.  The decrease in capital expenditures on a year over year basis is due primarily to the timing of spending for network operations equipment.

Cash payments for acquisitions of licenses were $14.2 million and $11.1 million in 2013 and 2012, respectively.

In March 2012, U.S. Cellular sold the majority of the assets and liabilities of a wireless market for $49.8 million in cash.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect repayments of and proceeds from short-term and long-term debt balances, distributions to noncontrolling interests, cash used to repurchase Common Shares and cash proceeds from reissuance of Common Shares pursuant to stock-based compensation plans.

Payments for repurchases of Common Shares required $18.4 million in 2013.  U.S. Cellular did not repurchase any Common Shares in the three months ended March 31, 2012.  See Note 10 — Common Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

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

Three Months Ended March 31,	2013	2012
(Dollars in thousands)
Cash flows from operating activities	$223,615	$256,967
Cash used for additions to property, plant and equipment	(151,024)	(209,160)
Free cash flow	$72,591	$47,807

See Cash Flows from Operating Activities and Cash Flows from Investing Activities for details on the changes to the components of Free cash flow.

LIQUIDITY AND CAPITAL RESOURCES

U.S. Cellular believes that existing cash and investment balances, funds available under its revolving credit facility and expected Cash flows from operating and investing activities provide substantial liquidity and financial flexibility for U.S. Cellular to meet its normal financing needs (including working capital, construction and development expenditures and share repurchases under its approved program) for the foreseeable future. In addition, U.S. Cellular may access public and private capital markets to help meet its financing needs.

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

The following table summarizes U.S. Cellular's cash and investments as of March 31, 2013.

(Dollars in millions)
Cash and cash equivalents	$420
Short-term investments	$111
Long-term investments	$40

See Financial Resources for more information about Cash flows from operating activities and Cash flows from investing activities.

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term, highly liquid investments with original maturities of three months or less.  The primary objective of U.S. Cellular’s Cash and cash equivalents investment activities is to preserve principal.  At March 31, 2013, the majority of U.S. Cellular’s Cash and cash equivalents was held in money market funds that invest exclusively in U.S. Treasury securities or in repurchase agreements fully collateralized by such obligations.  U.S. Cellular monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Short-term and Long-term Investments

Short-term and Long-term investments consist of U.S. Treasury securities which are designated as held-to-maturity investments and are recorded at amortized cost in the Consolidated Balance Sheet.  For these investments, U.S. Cellular’s objective is to earn a higher rate of return on funds that are not anticipated to be required to meet liquidity needs in the near term, while maintaining a low level of investment risk.  See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional details on Short-term and Long-term investments.

Revolving Credit Facility

U.S. Cellular has a revolving credit facility available for general corporate purposes.

In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated December 17, 2010 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At March 31, 2013, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

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

As of March 31, 2013, U.S. Cellular’s senior debt credit rating from nationally recognized credit rating agencies remained at investment grade.

The following table summarizes the terms of U.S. Cellular’s revolving credit facility as of March 31, 2013:

(Dollars in millions)
Maximum borrowing capacity	$300.0
Letter of credit outstanding	$0.2
Amount borrowed	$-
Amount available for use	$299.8
Agreement date	December 2010
Maturity date	December 2017

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. The covenants also prescribe certain terms associated with intercompany loans from TDS or TDS subsidiaries to U.S. Cellular or U.S. Cellular subsidiaries.  There were no intercompany loans at March 31, 2013 or 2012.  U.S. Cellular believes it was in compliance as of March 31, 2013 with all of the covenants and requirements set forth in its revolving credit facility.

Long-Term Financing

There were no material changes to Long-Term Financing as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2012.

U.S. Cellular’s long-term debt indenture does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.  U.S. Cellular believes it was in compliance as of March 31, 2013 with all covenants and other requirements set forth in its long-term debt indenture.  U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indenture.

The long-term debt principal payments due for the remainder of 2013 and the next four years represent less than 1% of the total long-term debt obligation at March 31, 2013.  Refer to Market Risk — Long-Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2012 for additional information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s Long-term debt.

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

Capital Expenditures

U.S. Cellular’s capital expenditures for 2013 are expected to be approximately $735 million. These expenditures are expected to be for the following general purposes:

•         Expand and enhance U.S. Cellular’s network coverage in its service areas, including providing additional capacity to accommodate increased network usage, principally data usage, by current customers;

•         Continue to deploy 4G LTE technology in certain markets;

•         Enhance U.S. Cellular’s retail store network;

•         Develop and enhance office systems; and

•         Develop new billing and other customer management related systems and platforms.

U.S. Cellular plans to finance its capital expenditures program for 2013 using primarily cash flows from operating activities and, as necessary, existing cash balances and short-term investments.

Acquisitions, Divestitures and Exchanges

U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, U.S. Cellular reviews attractive opportunities to acquire additional wireless operating markets and wireless spectrum. In addition, U.S. Cellular may seek to divest outright or include in exchanges for other wireless interests those interests that are not strategic to its long-term success. As a result, U.S. Cellular may be engaged from time to time in negotiations relating to the acquisition, divestiture or exchange of companies, strategic properties or wireless spectrum. In general, U.S. Cellular may not disclose such transactions until there is a definitive agreement.  See “Divestiture Transaction” above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 5 — Acquisitions, Divestitures and Exchanges and Note 13  — Subsequent Event in the Notes to Consolidated Financial Statements for details on significant transactions.

Variable Interest Entities

U.S. Cellular consolidates certain entities because they are “variable interest entities” under accounting principles generally accepted in the United States of America (“GAAP”). See Note 9 — Variable Interest Entities (VIEs) in the Notes to Consolidated Financial Statements for the details of these variable interest entities. U.S. Cellular may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

Common Share Repurchase Program

U.S. Cellular has repurchased, and expects to continue to repurchase its Common Shares, subject to its repurchase program. For additional information related to the current repurchase authorization and repurchases made during 2013 and 2012, see Note 10 — Common Share Repurchases in the Notes to Consolidated Financial Statements and Part II, Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There were no material changes outside the ordinary course of business to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2012.

Agreements

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  Pursuant to an updated Statement of Work dated June 29, 2012, the implementation of B/OSS is expected to take until the end of 2013 to complete and total payments to Amdocs are estimated to be approximately $179.0 million (subject to certain potential adjustments) over the period from commencement of the SLMA in 2010 through the second half of 2013.  As of March 31, 2013, $114.0 million had been paid to Amdocs.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with GAAP.  U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in U.S. Cellular’s Form 10-K for the year ended December 31, 2012.  There were no material changes to U.S. Cellular’s application of critical accounting policies and estimates during the three months ended March 31, 2013.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that U.S. Cellular intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully described under “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2012.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  U.S. Cellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.  You should carefully consider the Risk Factors in U.S. Cellular’s Form 10-K for the year ended December 31, 2012, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to U.S. Cellular’s business.

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

•         U.S. Cellular's lower scale relative to larger competitors could adversely affect its business, financial condition or results of operations.

•         Changes in various business factors could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

•         Advances or changes in technology could render certain technologies used by U.S. Cellular obsolete, could put U.S. Cellular at a competitive disadvantage, could reduce U.S. Cellular’s revenues or could increase its costs of doing business.

•         Complexities associated with deploying new technologies present substantial risk.

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

•         Uncertainty of U.S. Cellular's ability to access capital, deterioration in the capital markets, other changes in market conditions, changes in U.S. Cellular’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development or acquisition programs.

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

•         Any of the foregoing events or other events could cause revenues, earnings, capital expenditures and/or any other financial or statistical information to vary from U.S. Cellular’s forward-looking estimates by a material amount.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Refer to the disclosure under Market Risk in U.S. Cellular’s Form 10-K for the year ended December 31, 2012 for additional information, including information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s Long-term debt. There have been no material changes to such information since December 31, 2012.

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair market value of U.S. Cellular’s Long-term debt as of March 31, 2013.

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s Chief Executive Officer and Chief Financial Officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of March 31, 2013, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect U.S. Cellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2012 may not be the only risks that could affect U.S. Cellular.  Additional unidentified or unrecognized risks and uncertainties could materially adversely affect U.S. Cellular’s business, financial condition and/or operating results. Subject to the foregoing, U.S. Cellular has not identified for disclosure any material changes to the risk factors as previously disclosed in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

	(a)	(b)	(c)	(d)
Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2013	280,509	$35.95	280,509	3,047,034
February 1 – 28, 2013	215,300	38.74	215,300	2,831,734
March 1 – 31, 2013	-	-	-	2,831,734
Total for or as of the end of the quarter ended March 31, 2013	495,809	$37.16	495,809	2,831,734

The following is additional information with respect to the foregoing authorization:

i.         The date the program was announced was November 20, 2009 by Form 8-K.

ii.        The amount approved was up to 1,300,000 U.S. Cellular Common Shares on an annual basis in 2009 and continuing each year thereafter on a cumulative basis.

iii.      There is no expiration date for the program.

iv.      The authorization did not expire during the first quarter of 2013.

v.       U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the first quarter of 2013.

Item 5. Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular did not borrow or repay any amounts under its revolving credit facility in the first quarter of 2013. U.S. Cellular had no borrowings outstanding under its revolving credit facility as of March 31, 2013.

A description of U.S. Cellular’s revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 17, 2010 and is incorporated by reference herein.

Item 6. Exhibits.

Exhibit 10.1 —U.S. Cellular Restated Compensation Plan for Non-Employee Directors, is hereby incorporated by reference to Exhibit B to the U.S. Cellular’s Notice of Annual Meeting of Shareholders and Proxy Statement dated April 15, 2013.

Exhibit 10.2 – U.S. Cellular 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit A to the U.S. Cellular Notice of Annual Meeting of Shareholders and Proxy Statement dated April 15, 2013.

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

Exhibit 101.PRE — XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL — XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB — XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Linkbase Document

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in U.S. Cellular’s Form 10-K for the year ended December 31, 2012.  Reference is made to U.S. Cellular’s Form 10-K for the year ended December 31, 2012 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	May 3, 2013	/s/ Mary N. Dillon
Mary N. Dillon President and Chief Executive Officer (principal executive officer)

Date:	May 3, 2013	/s/ Steven T. Campbell
Steven T. Campbell Executive Vice President-Finance, Chief Financial Officer and Treasurer (principal financial officer)

Date:	May 3, 2013	/s/ Douglas D. Shuma
Douglas D. Shuma Chief Accounting Officer (principal accounting officer)