Form 10-Q
period 2013-06-30
UNITED STATES CELLULAR CORP
filed 2013-08-02
CIK 821130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)
☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐ Non-accelerated filer	☐	Smaller reporting company	☐

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).					☐	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class			Outstanding at June 30, 2013
Common Shares, $1 par value			50,871,875 Shares
Series A Common Shares, $1 par value			33,005,877 Shares

United States Cellular Corporation

Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2013

Index

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	1

		Consolidated Statement of Operations	1
		Three and Six Months Ended June 30, 2013 and 2012

		Consolidated Statement of Cash Flows	2
		Six Months Ended June 30, 2013 and 2012

		Consolidated Balance Sheet	3
		June 30, 2013 and December 31, 2012

		Consolidated Statement of Changes in Equity	5
		Six Months Ended June 30, 2013 and 2012

		Notes to Consolidated Financial Statements	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

		Overview	18
		2013 Estimates	20
		Results of Operations	22
		Recent Accounting Pronouncements	30
		Financial Resources	31
		Liquidity and Capital Resources	33
		Application of Critical Accounting Policies and Estimates	35
		Safe Harbor Cautionary Statement	36

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

	Item 4.	Controls and Procedures	40

Part II.	Other Information		41

	Item 1.	Legal Proceedings	41

	Item 1A.	Risk Factors	41

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

	Item 5.	Other Information	42

	Item 6.	Exhibits	43

Signatures

Part I. Financial Information
Item 1. Financial Statements

United States Cellular Corporation

Consolidated Statement of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share amounts)	2013	2012	2013	2012
Operating revenues
Service	$910,966	$1,029,742	$1,907,315	$2,053,562
Equipment sales	84,164	74,658	169,561	142,959
Total operating revenues	995,130	1,104,400	2,076,876	2,196,521

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	192,267	243,227	408,566	476,391
Cost of equipment sold	217,070	191,700	458,761	378,736
Selling, general and administrative (including charges from affiliates of $25.0 million and $25.9 million, respectively, for the three months, and $48.5 million and $51.9 million, respectively for the six months)	404,127	435,053	824,207	877,297
Depreciation, amortization and accretion	202,580	147,555	392,425	294,240
Loss on asset disposals, net	9,018	2,702	14,452	4,705
(Gain) loss on sale of business and other exit costs, net	(249,024)	-	(242,093)	(4,213)
Total operating expenses	776,038	1,020,237	1,856,318	2,027,156

Operating income	219,092	84,163	220,558	169,365

Investment and other income (expense)
Equity in earnings of unconsolidated entities	35,602	25,154	62,437	46,768
Interest and dividend income	969	845	1,872	1,888
Gain (loss) on investments	18,527	(3,728)	18,527	(3,728)
Interest expense	(10,154)	(12,360)	(21,064)	(25,771)
Other, net	321	(229)	106	(27)
Total investment and other income (expense)	45,265	9,682	61,878	19,130

Income before income taxes	264,357	93,845	282,436	188,495
Income tax expense	120,682	34,597	128,051	60,235

Net income	143,675	59,248	154,385	128,260
Less: Net income attributable to noncontrolling interests, net of tax	(284)	(6,563)	(6,080)	(13,083)
Net income attributable to U.S. Cellular shareholders	$143,391	$52,685	$148,305	$115,177

Basic weighted average shares outstanding	83,845	84,707	83,842	84,638
Basic earnings per share attributable to U.S. Cellular shareholders	$1.71	$0.62	$1.77	$1.36

Diluted weighted average shares outstanding	84,661	85,236	84,655	85,248
Diluted earnings per share attributable to U.S. Cellular shareholders	$1.69	$0.62	$1.75	$1.35

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended
	June 30,
(Dollars in thousands)	2013	2012
Cash flows from operating activities
Net income	$154,385	$128,260
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	392,425	294,240
Bad debts expense	32,715	30,659
Stock-based compensation expense	6,530	11,057
Deferred income taxes, net	(26,527)	30,479
Equity in earnings of unconsolidated entities	(62,437)	(46,768)
Distributions from unconsolidated entities	45,370	6,743
Loss on asset disposals, net	14,452	4,705
(Gain) loss on sale of business and other exit costs, net	(242,093)	(4,213)
(Gain) loss on investments	(18,527)	3,728
Noncash interest expense	526	902
Other operating activities	489	321
Changes in assets and liabilities from operations
Accounts receivable	(1,544)	(13,383)
Inventory	(7,644)	(56,039)
Accounts payable - trade	67,457	(20,987)
Accounts payable - affiliate	4,734	3,129
Customer deposits and deferred revenues	8,663	21,131
Accrued taxes	147,566	85,327
Accrued interest	176	149
Other assets and liabilities	(68,131)	(67,203)
	448,585	412,237

Cash flows from investing activities
Cash used for additions to property, plant and equipment	(323,157)	(430,225)
Cash paid for acquisitions and licenses	(14,150)	(12,647)
Cash received from divestitures	480,000	49,786
Cash paid for investments	-	(45,000)
Cash received for investments	-	45,000
Other investing activities	3,993	(3,097)
	146,686	(396,183)

Cash flows from financing activities
Repayment of long-term debt	(71)	(45)
Common shares reissued for benefit plans, net of tax payments	(2,206)	(2,465)
Common shares repurchased	(18,425)	-
Dividends paid	(482,270)	-
Distributions to noncontrolling interests	(3,292)	(643)
Other financing activities	56	568
	(506,208)	(2,585)

Net increase in cash and cash equivalents	89,063	13,469

Cash and cash equivalents
Beginning of period	378,358	424,155
End of period	$467,421	$437,624

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Assets (Unaudited)
(Dollars in thousands)	June 30, 2013	December 31, 2012
Current assets
Cash and cash equivalents	$467,421	$378,358
Short-term investments	110,352	100,676
Accounts receivable
Customers and agents, less allowances of $24,984 and $24,290, respectively	289,281	349,424
Roaming	34,460	31,782
Affiliated	21	375
Other, less allowances of $1,588 and $2,612, respectively	45,064	63,639
Inventory	163,433	155,886
Income taxes receivable	-	1,612
Prepaid expenses	68,063	62,560
Net deferred income tax asset	48,818	35,419
Other current assets	18,845	16,745
	1,245,758	1,196,476

Assets held for sale	78,389	216,763

Investments
Licenses	1,396,179	1,456,794
Goodwill	387,360	421,743
Customer lists, net of accumulated amortization of $50,224 and $96,809, respectively	33	102
Investments in unconsolidated entities	276,363	144,531
Long-term investments	40,120	50,305
	2,100,055	2,073,475
Property, plant and equipment
In service and under construction	7,380,123	7,478,428
Less: Accumulated depreciation	4,556,614	4,455,840
	2,823,509	3,022,588

Other assets and deferred charges	82,067	78,148

Total assets	$6,329,778	$6,587,450

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Liabilities and Equity (Unaudited)
(Dollars and shares in thousands)	June 30, 2013	December 31, 2012
Current liabilities
Current portion of long-term debt	$100	$92
Accounts payable
Affiliated	15,459	10,725
Trade	341,581	310,936
Customer deposits and deferred revenues	198,799	192,113
Accrued taxes	183,312	35,834
Accrued compensation	62,140	90,418
Other current liabilities	100,500	114,881
	901,891	754,999

Liabilities held for sale	559	19,594

Deferred liabilities and credits
Net deferred income tax liability	835,808	849,818
Other deferred liabilities and credits	306,262	288,441

Long-term debt	879,121	878,858

Commitments and contingencies	-	-

Noncontrolling interests with redemption features	512	493

Equity
U.S. Cellular shareholders' equity
Series A Common and Common Shares
Authorized 190,000 shares (50,000 Series A Common and 140,000 Common Shares)
Issued 88,074 shares (33,006 Series A Common and 55,068 Common Shares)
Outstanding 83,878 shares (33,006 Series A Common and 50,872 Common Shares) and 84,168 shares (33,006 Series A Common and 51,162 Common Shares), respectively
Par Value ($1 per share) ($33,006 Series A Common and $55,068 Common Shares)	88,074	88,074
Additional paid-in capital	1,418,428	1,412,453
Treasury shares, at cost, 4,196 and 3,906 Common Shares, respectively	(177,173)	(165,724)
Retained earnings	2,055,905	2,399,052
Total U.S. Cellular shareholders' equity	3,385,234	3,733,855

Noncontrolling interests	20,391	61,392

Total equity	3,405,625	3,795,247

Total liabilities and equity	$6,329,778	$6,587,450

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity (Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total U.S. Cellular Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	$88,074	$1,412,453	$(165,724)	$2,399,052	$3,733,855	$61,392	$3,795,247
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	-	-	-	148,305	148,305	-	148,305
Net income attributable to noncontrolling interests classified as equity	-	-	-	-	-	6,061	6,061
Common and Series A Common Shares dividends	-	-	-	(482,270)	(482,270)	-	(482,270)
Repurchase of Common Shares	-	-	(18,425)	-	(18,425)	-	(18,425)
Incentive and compensation plans	-	222	6,976	(9,182)	(1,984)	-	(1,984)
Stock-based compensation awards	-	6,530	-	-	6,530	-	6,530
Tax windfall (shortfall) from stock awards	-	(746)	-	-	(746)	-	(746)
Distributions to noncontrolling interests	-	-	-	-	-	(3,292)	(3,292)
Adjust investment in subsidiaries for noncontrolling interest purchases	-	(31)	-	-	(31)	-	(31)
Deconsolidation of partnerships	-	-	-	-	-	(43,770)	(43,770)
Balance, June 30, 2013	$88,074	$1,418,428	$(177,173)	$2,055,905	$3,385,234	$20,391	$3,405,625

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity (Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total U.S. Cellular Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	$88,074	$1,387,341	$(152,817)	$2,297,363	$3,619,961	$55,956	$3,675,917
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	-	-	-	115,177	115,177	-	115,177
Net income attributable to noncontrolling interests classified as equity	-	-	-	-	-	13,038	13,038
Incentive and compensation plans	-	165	6,760	(9,228)	(2,303)	-	(2,303)
Stock-based compensation awards	-	10,960	-	-	10,960	-	10,960
Tax windfall (shortfall) from stock awards	-	544	-	-	544	-	544
Distributions to noncontrolling interests	-	-	-	-	-	(643)	(643)
Balance, June 30, 2012	$88,074	$1,399,010	$(146,057)	$2,403,312	$3,744,339	$68,351	$3,812,690

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

In April 2013, U.S. Cellular deconsolidated its investments in the St. Lawrence Seaway RSA Cellular Partnership (“NY1”) and New York RSA 2 Cellular Partnership (“NY2”) and thereafter reported them as equity method investments in its consolidated financial statements (“NY1 & NY2 Deconsolidation”).  See Note 7 — Investments in Unconsolidated Entities for additional information.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary for a fair statement of the financial position as of June 30, 2013 and December 31, 2012, and the results of operations, cash flows and changes in equity for the three and six months ended June 30, 2013 and 2012. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and six months ended June 30, 2013 and 2012 equaled net income.  These results are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

On July 18, 2013, the FASB issued Accounting Standards Update 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryfoward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 addresses the presentation of an unrecognized tax benefit when a net operating loss carryforward or tax credit carryforward exists. In such event, an unrecognized tax benefit, or portion of an unrecognized tax benefit, would be presented in the Consolidated Balance Sheet as a reduction to deferred tax assets unless the net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction.  U.S. Cellular is required to adopt the provisions of ASU 2013-11 effective January 1, 2014.  The adoption of ASU 2013-11 is not expected to have a significant impact on U.S. Cellular’s financial position or results of operations.

Agent Liabilities

U.S. Cellular has relationships with agents, which are independent businesses that obtain customers for U.S. Cellular.  At June 30, 2013 and December 31, 2012, U.S. Cellular had accrued $66.7 million and $88.2 million, respectively, for amounts due to agents, including rebates and commissions.  These amounts are included in Other current liabilities in the Consolidated Balance Sheet.

Amounts Collected from Customers and Remitted to Governmental Authorities

If a tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority, then amounts collected from customers and remitted to governmental authorities are recorded on a net basis within a tax liability account in the Consolidated Balance Sheet.  If the tax is assessed upon U.S. Cellular, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $28.1 million and $60.2 million for the three and six months ended June 30, 2013, respectively, and $34.7 million and $69.9 for the three and six months ended June 30, 2012, respectively.

2.   Fair Value Measurements

As of June 30, 2013 and December 31, 2012, U.S. Cellular did not have any financial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP. However, U.S. Cellular has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	June 30, 2013		December 31, 2012
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	1	$467,421	$467,421	$378,358	$378,358
Short-term investments
U.S. Treasury Notes	1	110,352	110,352	100,676	100,676
Long-term investments
U.S. Treasury Notes	1	40,120	40,141	50,305	50,339
Long-term debt
6.95% Senior Notes	1	342,000	345,967	342,000	376,610
6.7% Senior Notes	2	532,319	529,204	532,194	582,744

Short-term investments and Long-term investments are both designated as held-to-maturity investments and recorded at amortized cost in the Consolidated Balance Sheet.  Long-term investment maturities range between 17 and 18 months at June 30, 2013.  Long-term debt excludes capital lease obligations and the current portion of Long-term debt.

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments.  The fair value of Long-term debt was estimated using market prices for the 6.95% Senior Notes, and discounted cash flow analysis using an estimated yield to maturity of 6.95% for the 6.7% Senior Notes at June 30, 2013.

As of June 30, 2013 and December 31, 2012, U.S. Cellular did not have nonfinancial assets or liabilities that required the application of fair value accounting for purposes of reporting such amounts in the Consolidated Balance Sheet.

3.   Income Taxes

U.S. Cellular is included in a consolidated federal income tax return and in certain state income tax returns with other members of the TDS consolidated group.  For financial statement purposes, U.S. Cellular and its subsidiaries compute their income tax expense as if they comprised a separate affiliated group and were not included in the TDS consolidated group.

U.S. Cellular’s overall effective tax rate on Income before income taxes for the three and six months ended June 30, 2013 was 45.7% and 45.3%, respectively, and for the three and six months ended June 30, 2012 was 36.9% and 32.0%, respectively.

The effective tax rate for the three months ended June 30, 2013 was higher than the rate for the three months ended June 30, 2012 primarily as a result of the deferred tax expense related to the NY1 & NY2 Deconsolidation in April 2013.

The effective tax rate for the six months ended June 30, 2013 was higher than the rate for the six months ended June 30, 2012 primarily as a result of the deferred tax expense related to the NY1 & NY2 Deconsolidation in April 2013, and tax benefits related to the expiration of the statute of limitations for certain tax years and the adjustment of deferred tax balances related to certain partnership investments in 2012.

U.S. Cellular incurred a federal net operating loss in 2011 largely attributable to 100% bonus depreciation applicable to qualified capital expenditures.  U.S. Cellular carried back this federal net operating loss to prior tax years and received a $66.8 million federal income tax refund in 2012 for carrybacks to 2009 and 2010 tax years.  Of this amount, $58.2 million was received in the six months ended June 30, 2012.

The Divestiture Transaction (as described in Note 5 — Acquisitions, Divestitures and Exchanges) closed on May 16, 2013, and resulted in a current tax liability of $128.9 million which had not been paid as of June 30, 2013.  This amount is included in Accrued taxes in the June 30, 2013 Consolidated Balance Sheet.

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

The amounts used in computing earnings per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(Dollars and shares in thousands, except per share amounts)
Net income attributable to U.S. Cellular shareholders	$143,391	$52,685	$148,305	$115,177

Weighted average number of shares used in basic earnings per share	83,845	84,707	83,842	84,638
Effects of dilutive securities:
Stock options	226	163	201	202
Restricted stock units	590	366	612	408
Weighted average number of shares used in diluted earnings per share	84,661	85,236	84,655	85,248

Basic earnings per share attributable to U.S. Cellular shareholders	$1.71	$0.62	$1.77	$1.36

Diluted earnings per share attributable to U.S. Cellular shareholders	$1.69	$0.62	$1.75	$1.35

Certain Common Shares issuable upon the exercise of stock options or vesting of restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings per share attributable to U.S. Cellular shareholders because their effects were antidilutive. The number of such Common Shares excluded, if any, is shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(Shares in thousands)
Stock options	2,437	2,498	2,041	2,005

Restricted stock units	208	223	221	242

On June 25, 2013, U.S. Cellular paid a special cash dividend of $5.75 per share, for an aggregate amount of $482.3 million, to all holders of U.S. Cellular Common Shares and Series A Common Shares.  Outstanding U.S. Cellular stock options and restricted stock unit awards were equitably adjusted for the special cash dividend.  The impact of such adjustments on the earnings per share calculation was reflected in the three and six months ended June 30, 2012.

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

Acquisitions did not have a material impact on U.S. Cellular’s consolidated financial statements for the periods presented and pro forma results, assuming acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

Divestiture Transaction

On November 6, 2012, U.S. Cellular entered into a Purchase and Sale Agreement with subsidiaries of Sprint Nextel Corporation (“Sprint”). Pursuant to the Purchase and Sale Agreement, on May 16, 2013, U.S. Cellular transferred customers and certain PCS license spectrum to Sprint in U.S. Cellular's Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets (“Divestiture Markets”) in consideration for $480 million in cash. The Purchase and Sale Agreement also contemplated certain other agreements, together with the Purchase and Sale Agreement collectively referred to as the “Divestiture Transaction.”

U.S. Cellular has retained other assets and liabilities related to the Divestiture Markets, including network assets, retail stores and related equipment, and other buildings and facilities. The transaction does not affect spectrum licenses held by U.S. Cellular or variable interest entities (“VIEs”) that are not currently used in the operations of the Divestiture Markets. Pursuant to the Purchase and Sale Agreement, U.S. Cellular and Sprint also entered into certain other agreements, including customer and network transition services agreements, which require U.S. Cellular to provide customer, billing and network services to Sprint for a period of up to 24 months after the May 16, 2013 closing date. Sprint will reimburse U.S. Cellular for providing such services at an amount equal to U.S. Cellular's cost, including applicable overhead allocations. In addition, these agreements require Sprint to reimburse U.S. Cellular up to $200 million (the “Sprint Cost Reimbursement”) for certain network decommissioning costs, network site lease rent and termination costs, network access termination costs, and employee termination benefits for specified engineering employees.  It is estimated that up to $160 million of the Sprint Cost Reimbursement will be recorded in (Gain) loss on sale of business and other exit costs, net and up to $40 million of the Sprint Cost Reimbursement will be recorded in System operations in the Consolidated Statement of Operations.

Financial impacts of the Divestiture Transaction are classified in the Consolidated Statement of Operations within Operating income. The table below describes the amounts U.S. Cellular has recognized and expects to recognize in the Consolidated Statement of Operations between the date the Purchase and Sale Agreement was signed and the end of the transition services period.

(Dollars in thousands)	Expected Period of Recognition	Projected Range		Cumulative Amount Recognized as of June 30, 2013	Actual Amount Recognized Six Months Ended June 30, 2013	Actual Amount Recognized Three Months Ended June 30, 2013
(Gain) loss on sale of business and other exit costs, net
Proceeds from Sprint
Purchase price	2013	$(480,000)	$(480,000)	$(480,000)	$(480,000)	$(480,000)
Sprint Cost Reimbursement	2013-2014	(120,000)	(160,000)	(8)	(8)	(8)
Net assets transferred	2013	213,593	213,593	213,593	213,593	213,593
Non-cash charges for the write-off and write-down of property under construction and related assets	2012-2013	11,000	15,000	10,753	81	(141)
Employee related costs including severance, retention and outplacement	2012-2014	16,000	25,000	15,712	3,103	53
Contract termination costs	2012-2014	125,000	175,000	16,664	16,605	13,705
Transaction costs	2012-2013	4,000	6,000	4,856	3,719	2,801
Total (Gain) loss on sale of business and other exit costs, net		$(230,407)	$(205,407)	$(218,430)	$(242,907)	$(249,997)

Depreciation, amortization and accretion expense
Incremental depreciation, amortization and accretion, net of salvage values	2012-2014	175,000	210,000	108,382	88,324	50,278

Other Operating expenses
Non-cash charges for the write-off and write-down of various operating assets and liabilities	2013	-	10,000	-	-	-
(Increase) decrease in Operating income		$(55,407)	$14,593	$(110,048)	$(154,583)	$(199,719)

Incremental depreciation, amortization and accretion, net of salvage values represents anticipated amounts to be recorded in the specified time periods as a result of a change in estimate for the remaining useful life and salvage value of certain assets and a change in estimate which accelerated the settlement dates of certain asset retirement obligations in conjunction with the Divestiture Transaction.  Specifically, for the years indicated, this is estimated depreciation, amortization and accretion recorded on assets and liabilities of the Divestiture Markets after the November 6, 2012 transaction date less depreciation, amortization and accretion that would have been recorded on such assets and liabilities in the normal course, absent the Divestiture Transaction.

As a result of the transaction, U.S. Cellular recognized the following amounts in the Consolidated Balance Sheet:

		Six Months Ended June 30, 2013
(Dollars in thousands)	Balance December 31, 2012	Costs Incurred	Cash Settlements (1)	Non-cash Settlements	Adjustments	Other	Balance June 30, 2013
Accrued compensation
Employee related costs including severance, retention, outplacement	$12,305	$6,037	$(10,282)	$-	$(2,934)	$372	$5,498
Other current liabilities
Contract termination costs	$30	$10,183	$(3,405)	$-	$-	$942	$7,750
Other deferred liabilities and credits
Contract termination costs	$-	$6,421	$-	$-	$-	$-	$6,421

(1)

Cash settlement amounts are included in either the Net income or changes in Other assets and liabilities line items as part of Cash flows from operating activities on the Consolidated Statement of Cash Flows.

Other Acquisitions, Divestitures and Exchanges

On June 28, 2013, U.S. Cellular entered into a definitive agreement to sell the majority of its Mississippi Valley non-operating market license (“unbuilt license”) for $308.0 million.  The transaction is subject to regulatory approval and is expected to close by the end of 2013.  In addition, the U.S. Cellular Board of Directors approved the sale of U.S. Cellular’s St. Louis area unbuilt license.  In accordance with GAAP, the book value of both licenses has been accounted for and disclosed as “held for sale” in the Consolidated Balance Sheet at June 30, 2013.

U.S. Cellular acquisitions during the six months ended June 30, 2013 and 2012 and the allocation of the purchase price for these acquisitions were as follows:

		Allocation of Purchase Price
	Purchase Price (1)	Goodwill	Licenses	Intangible Assets Subject to Amortization	Net Tangible Assets/(Liabilities)
(Dollars in thousands)
2013
Licenses	$14,150	$-	$14,150	$-	$-
Total	$14,150	$-	$14,150	$-	$-

2012
Licenses	$12,647	$-	$12,647	$-	$-
Total	$12,647	$-	$12,647	$-	$-

(1)	Cash amounts paid for acquisitions may differ from the purchase price due to cash acquired in the transactions and the timing of cash payments related to the respective transactions.

At June 30, 2013 and December 31, 2012, the following assets and liabilities were classified in the Consolidated Balance Sheet as "Assets held for sale" and "Liabilities held for sale":

	Current Assets	Licenses	Goodwill	Property, Plant and Equipment	Loss on Assets Held for Sale (1)	Total Assets Held for Sale	Liabilities Held for Sale (2)
(Dollars in thousands)
June 30, 2013
Divestiture of Missouri Market (3)	$633	$2,909	$669	$3,179	$(857)	$6,533	$559
Divestiture of Spectrum Licenses	-	71,856	-	-	-	71,856	-
Total	$633	$74,765	$669	$3,179	$(857)	$78,389	$559

December 31, 2012
Divestiture Transaction	$-	$140,599	$72,994	$-	$-	$213,593	$19,594
Bolingbrook Customer Care Center (4)	-	-	-	4,275	(1,105)	3,170	-
Total	$-	$140,599	$72,994	$4,275	$(1,105)	$216,763	$19,594

(1)	Loss on assets held for sale was recorded in (Gain) loss on sale of business and other exit costs, net in the Consolidated Statement of Operations.
(2)	Liabilities held for sale primarily consisted of Customer deposits and deferred revenues.
(3)	On May 15, 2013, U.S. Cellular entered into an agreement with a third party to sell the subscribers, spectrum and the network assets for a Missouri market.
(4)	Effective January 1, 2013, U.S. Cellular transferred its Bolingbrook Customer Care Center operations to an existing third party vendor.

6.   Intangible Assets

Changes in U.S. Cellular’s Licenses and Goodwill for the six months ended June 30, 2013 and 2012 are presented below.

Licenses
	June 30, 2013	June 30, 2012
(Dollars in thousands)
Balance, beginning of period	$1,456,794	$1,470,769
Acquisitions	14,150	12,647
Transferred to Assets held for sale	(74,765)	-
Other	-	786
Balance, end of period	$1,396,179	$1,484,202

Goodwill
	June 30, 2013	June 30, 2012
(Dollars in thousands)
Assigned value at time of acquisition	$494,737	$494,737
Accumulated impairment losses in prior periods	-	-
Transferred to Assets held for sale	(72,994)	-
Balance, beginning of period	421,743	494,737
Transferred to Assets held for sale	(669)	-
NY1 & NY2 Deconsolidation	(33,714)	-
Balance, end of period	$387,360	$494,737

7.   Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $35.6 million and $25.2 million in the three months ended June 30, 2013 and 2012, respectively, and $62.4 million and $46.8 million in the six months ended June 30, 2013 and 2012, respectively; of those amounts, U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $19.8 million and $19.2 million in the three months ended June 30, 2013 and 2012, respectively, and $40.4 million and $36.3 million in the six months ended June 30, 2013 and 2012, respectively. U.S. Cellular held a 5.5% ownership interest in the LA Partnership during these periods.

The following table, which is based on information provided in part by third parties, summarizes the combined results of operations of U.S. Cellular’s equity method investments.  Such combined results of operations include the results of the NY1 & NY2 Partnerships from April 3, 2013, the effective date of their deconsolidation as discussed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(Dollars in thousands)
Revenues	$1,544,564	$1,420,492	$3,037,290	$2,851,865
Operating expenses	1,095,809	1,014,995	2,162,776	2,086,883
Operating income	448,755	405,497	874,514	764,982
Other income, net	1,113	1,320	1,701	2,236
Net income	$449,868	$406,817	$876,215	$767,218

NY1 & NY2 Deconsolidation

U.S. Cellular holds a 60.00% interest in NY1 and a 57.14% interest in NY2 (together with NY1, the “Partnerships”).  The remaining interests in the Partnerships are held by Cellco Partnership d/b/a Verizon Wireless (“Verizon Wireless”).  The Partnerships are operated by Verizon Wireless under the Verizon Wireless brand.  Prior to April 3, 2013, because U.S. Cellular owned a greater than 50% interest in each of these markets and based on U.S. Cellular’s rights under the Partnership Agreements, U.S. Cellular consolidated the financial results of these markets in accordance with GAAP.

On April 3, 2013, U.S. Cellular entered into an agreement relating to the Partnerships. The agreement amends the Partnership Agreements in several ways which provide Verizon Wireless with substantive participating rights that allow Verizon Wireless to make decisions that are in the ordinary course of business of the Partnerships and which are significant to directing and executing the activities of the business.  Accordingly, as required by GAAP, U.S. Cellular deconsolidated the Partnerships effective as of April 3, 2013 and thereafter reported them as equity method investments in its consolidated financial statements.  After the NY1 & NY2 Deconsolidation, U.S. Cellular retained the same ownership percentages in the Partnerships and will continue to report the same percentages of income from the Partnerships, which will be recorded in Equity in earnings of unconsolidated entities in the Consolidated Statement of Operations. In addition to the foregoing described arrangements, U.S. Cellular has certain other arm’s length, ordinary business relationships with Verizon Wireless and its affiliates.

In accordance with GAAP, as a result of the NY1 & NY2 Deconsolidation, U.S. Cellular’s interest in the Partnerships is reflected in Investments in unconsolidated entities at a fair value of $114.8 million as of April 3, 2013. Recording U.S. Cellular’s interest in the Partnerships required allocation of the excess of fair value over book value to customer lists, licenses, a favorable contract and goodwill of the Partnerships. Amortization expense related to customer lists and the favorable contract will be recognized over their respective useful lives and is included in Equity in earnings of unconsolidated entities in the Consolidated Statement of Operations.  In addition, U.S. Cellular recognized a non-cash pre-tax gain of $18.5 million.  The gain was recorded in Gain on investments in the Consolidated Statement of Operations for the three months and six months ended June 30, 2013.

The Partnerships were valued using a discounted cash flow approach and a publicly-traded guideline company method. The discounted cash flow approach uses value drivers and risks specific to the industry and current economic factors.  The cash flow estimates incorporated assumptions that market participants would use in their estimates of fair value and may not be indicative of U.S. Cellular specific assumptions.  The most significant assumptions made in this process were the revenue growth rate, the long-term and terminal growth rate, discount rate and projected capital expenditures.  The assumptions were as follows:

Key assumptions
Weighted-average expected revenue growth rate (next ten years)	2.0%
Long-term and terminal revenue growth rate (after year ten)	2.0%
Discount rate	10.5%
Capital expenditures as a percentage of revenue	14.9-18.8%

The publicly-traded guideline company method develops an indication of fair value by calculating average market pricing multiples for selected publicly-traded companies using multiples of: Revenue and Earnings before Interest, Taxes, and Depreciation and Amortization (EBITDA). The developed multiples were applied to applicable financial measures of the Partnerships to determine fair value. The discounted cash flow approach and publicly-traded guideline company method were weighted to arrive at the total fair value of the Partnerships.

8.   Commitments, Contingencies and Other Liabilities

Agreements

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  Pursuant to an updated Statement of Work dated June 29, 2012, the initial implementation of B/OSS is expected to take until the third quarter of 2013 to complete and total payments to Amdocs are estimated to be approximately $190.1 million (subject to certain potential adjustments) over the period from commencement of the SLMA in 2010 through the end of 2013.  As of June 30, 2013, $116.3 million had been paid to Amdocs.

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

U.S. Cellular has accrued $1.7 million with respect to legal proceedings and unasserted claims as of both June 30, 2013 and December 31, 2012. U.S. Cellular has not accrued any amount for legal proceedings if it cannot reasonably estimate the amount of the possible loss or range of loss. U.S. Cellular does not believe that the amount of any contingent loss in excess of the amounts accrued would be material.

Apple iPhone Products Purchase Commitment

In March 2013, U.S. Cellular entered into an agreement with Apple to purchase an estimated $1.2 billion of Apple iPhone products over a three-year period beginning later in 2013.

9.  Variable Interest Entities (VIEs)

Consolidated VIEs

As of June 30, 2013, U.S. Cellular holds a variable interest in and consolidates the following VIEs under GAAP:

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

The following table presents the classification of the consolidated VIEs’ assets and liabilities in U.S. Cellular’s Consolidated Balance Sheet.

	June 30, 2013	December 31, 2012
(Dollars in thousands)
Assets
Cash and cash equivalents	$5,001	$5,849
Other current assets	117	120
Licenses	308,091	308,091
Property, plant and equipment, net	17,532	16,443
Other assets and deferred charges	1,015	887
Total assets	$331,756	$331,390

Liabilities
Current liabilities	$3	$1,013
Deferred liabilities and credits	3,276	3,024
Total liabilities	$3,279	$4,037

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

U.S. Cellular’s capital contributions and advances made to Aquinas Wireless and King Street Wireless and/or their general partners in the six months ended June 30, 2012 totaled $5.0 million. There were no capital contributions or advances made to Aquinas Wireless or King Street Wireless or their general partners in the six months ended June 30, 2013.

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

The estimated aggregate amount that would be due and payable to settle all of these noncontrolling interests, assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on June 30, 2013, net of estimated liquidation costs, is $52.7 million.  This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet.  The estimate of settlement value was based on certain factors and assumptions which are subjective in nature.  Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.  U.S. Cellular currently has no plans or intentions relating to the liquidation of any of the related partnerships or LLCs prior to their scheduled termination dates.  The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at June 30, 2013 was $17.1 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is due primarily to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs.  Neither the noncontrolling interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements.

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

	Six Months Ended
	June 30,
	2013	2012
(Dollars and shares in thousands)
Common Shares withheld	133	78

Aggregate value of Common Shares withheld	$4,782	$3,076

Cash receipts upon exercise of stock options	$1,039	$627
Cash disbursements for payment of taxes	(3,245)	(3,092)
Net cash receipts (disbursements) from exercise of stock options and vesting of other stock awards	$(2,206)	$(2,465)

On June 25, 2013, U.S. Cellular paid a special cash dividend of $5.75 per share, for an aggregate amount of $482.3 million, to all holders of U.S. Cellular Common Shares and Series A Common Shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

United States Cellular Corporation (“U.S. Cellular”) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 84%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”) as of June 30, 2013.

U.S. Cellular provides wireless telecommunications services to approximately 5.0 million customers in four geographic market areas in 23 states. As of June 30, 2013, U.S. Cellular’s average penetration rate in its consolidated operating markets was 15.6%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.

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

Financial and operating highlights in the six months ended June 30, 2013 included the following:

•         On April 3, 2013, U.S. Cellular entered into an agreement relating to St. Lawrence Seaway RSA Cellular Partnership (“NY1”) and New York RSA 2 Cellular Partnership (“NY2” and, together with NY1, the “Partnerships”) with Cellco Partnership d/b/a Verizon Wireless, which required U.S. Cellular to deconsolidate the Partnerships and thereafter account for them as equity method investments (the “NY1 & NY2 Deconsolidation”).  In connection with the deconsolidation, U.S. Cellular recognized a non-cash pre-tax gain of $18.5 million which was recorded in Gain on investments in the Consolidated Statement of Operations.  See Note 7 – Investments in Unconsolidated Entities in the Notes to the Consolidated Financial Statements for additional information regarding this transaction.

•         On May 16, 2013, U.S. Cellular completed the sale of the Divestiture Markets, which included customers and certain PCS license spectrum, to Sprint Nextel Corporation for $480 million in cash (the “Divestiture Transaction”).  In connection with the sale, U.S. Cellular recognized a pre-tax gain of $266.4 million which was recorded in (Gain) loss on sale of business and other exit costs, net in the Consolidated Statement of Operations.  See Note 5 – Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for additional information regarding this transaction.

•         On June 25, 2013, U.S. Cellular paid a special cash dividend of $5.75 per share, for an aggregate amount of $482.3 million, to all holders of U.S. Cellular Common Shares and Series A Common Shares.

•         Total consolidated customers were 4,968,000 at June 30, 2013, including 4,793,000 retail customers (96% of total).

The following information is presented for Core Markets (as defined below in the 2013 Estimates section) excluding NY1 & NY2 markets:

•         Retail customer net losses were 47,000 in 2013 compared to net losses of 22,000 in 2012. In the postpaid category, there were net losses of 86,000 in 2013, compared to net losses of 50,000 in 2012. Prepaid net additions were 39,000 in 2013 compared to net additions of 28,000 in 2012.

•         Postpaid customers comprised approximately 92% of U.S. Cellular’s retail customers as of June 30, 2013. The postpaid churn rate was 1.6% in 2013 compared to 1.4% in 2012. The prepaid churn rate was 5.8% in 2013 compared to 5.5% in 2012.

•         Billed average revenue per user (“ARPU”) increased to $50.97 in 2013 from $50.44 in 2012 reflecting an increase in postpaid ARPU due to increases in smartphone adoption and corresponding revenues from data products and services. Service revenue ARPU decreased to $57.52 in 2013 from $58.50 in 2012 due primarily to decreases in inbound roaming and eligible telecommunications carriers (“ETC”) revenues.

•         Postpaid customers on smartphone service plans increased to 46% as of June 30, 2013 compared to 36% as of June 30, 2012. In addition, smartphones represented 64% of all devices sold in 2013 compared to 53% in 2012.

The following information is presented for U.S. Cellular consolidated results:

•         Retail service revenues of $1,686.4 million decreased $91.3 million year-over-year, due to a lower average number of postpaid customers and the impacts of the Divestiture Transaction and NY1 & NY2 Deconsolidation, partially offset by a higher average number of prepaid customers. Total service revenues of $1,907.3 million decreased $146.2 million year-over-year, due primarily to these factors, decreases in inbound roaming due to rate reductions and ETC revenues.

•         Cash flows from operating activities were $448.6 million. At June 30, 2013, Cash and cash equivalents and Short-term investments totaled $577.8 million and there were no outstanding borrowings under the revolving credit facility.

•         U.S. Cellular initiated the migration of its customers to a new Billing and Operational Support System (“B/OSS”) which includes a new point-of-sale system and consolidates billing on one platform. The migration is expected to be completed during the third quarter of 2013.

•         Total additions to Property, plant and equipment were $286.9 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, deploy fourth generation Long-term Evolution (“4G LTE”) equipment, outfit new and remodel existing retail stores, develop new billing and other customer management related systems and platforms, and enhance existing office systems. Total cell sites in service decreased 2% year-over-year to 7,748 primarily as a result of the NY1 & NY2 Deconsolidation.

•         Operating income increased $51.2 million, or 30%, to $220.6 million in 2013. The increase was due primarily to the gain from the Divestiture Transaction partially offset by lower service revenues and higher cost of equipment sold and higher depreciation expense in connection with the Divestiture Transaction.

•         Net income attributable to U.S. Cellular shareholders increased $33.1 million, or 29%, to $148.3 million in 2013 compared to $115.2 million in 2012. Basic earnings per share was $1.77 in 2013, which was $0.41 higher than in 2012, and Diluted earnings per share was $1.75, which was $0.40 higher than in 2012.

•         In March 2013, U.S. Cellular entered into an agreement with Apple to purchase Apple iPhone products over three years beginning later in 2013.

U.S. Cellular anticipates that its future results will be affected by the following factors:

•         Remaining impacts of the Divestiture Transaction;

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

•         Costs of developing and enhancing office and customer support systems, including costs and risks associated with the completion and potential benefits of multi-year initiatives;

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

•         Economic or competitive factors that restrict U.S. Cellular’s access to devices desired by customers; and

•         U.S. Cellular has entered into a definitive agreement to sell the majority of its Mississippi Valley non-operating market license (“unbuilt license”) for $308.0 million. The transaction is subject to regulatory approval and is expected to close by the end of 2013.  U.S. Cellular expects to recognize a gain of $252.2 million on this transaction.  In addition, the U.S. Cellular Board of Directors approved the sale of U.S. Cellular’s St. Louis area unbuilt license. See Note 5 – Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for additional information related to these transactions.

FCC Reform Order

In 2011, the FCC released an order (“Reform Order”) to reform its universal service and intercarrier compensation mechanisms, establish a new, broadband-focused support mechanism, and propose further rules to advance reform.  Appeals of the Reform Order are pending.

There have been no significant changes to the Reform Order since December 31, 2012 that are expected to adversely affect U.S. Cellular.  U.S. Cellular cannot predict the outcome of future rulemaking, reconsideration and legal challenges and, as a consequence, the impacts that such potential developments may have on U.S. Cellular’s business, financial condition or results of operations.

Auction 901

On September 27, 2012, the FCC conducted a single round, sealed bid, reverse auction to award up to $300 million in one-time Mobility Fund Phase I support to successful bidders that commit to provide 3G, or better, wireless service in areas designated as unserved by the FCC.  This auction was designated by the FCC as Auction 901. U.S. Cellular and several of its wholly-owned subsidiaries participated in Auction 901 and were winning bidders in eligible areas within 10 states and will receive up to $40.1 million in one-time support from the Mobility Fund.  Pursuant to the auction rules, winning bidders must complete network build-out projects to provide 3G or 4G service to these areas within two or three years, respectively, and must also make their networks available to other providers for roaming.  Winning bidders will receive support funding primarily upon achievement of coverage milestones defined in the auction rules. As a result of the funding awards in the Mobility Fund Phase I, U.S. Cellular will be required to meet certain regulatory conditions in the areas where it will receive funding to provide service.  Examples of these regulatory conditions include: allowing other carriers to collocate on U.S. Cellular’s towers, allowing voice and data roaming on U.S. Cellular’s network, and submitting various reports and certifications to retain eligibility each year.  It is possible that additional regulatory requirements will be imposed pursuant to the FCC’s Reform Order.  In June 2013, U.S. Cellular was granted contingent approval of its winning bids and provided $17.4 million in letters of credit to the FCC.

Cash Flows and Investments

See “Financial Resources” and “Liquidity and Capital Resources” below for additional information.

Pro Forma Financial Information

Refer to U.S. Cellular’s Form 8-K filed on August 2, 2013 for pro forma financial information related to the Divestiture Transaction and the NY1 & NY2 Deconsolidation for the three and six months ended June 30, 2013.

2013 ESTIMATES

U.S. Cellular’s estimates of full-year 2013 results are shown below.  Such estimates represent U.S. Cellular’s views as of the date of filing U.S. Cellular’s Form 10-Q for the quarter ended June 30, 2013.  Such forward‑looking statements should not be assumed to be current as of any future date.  U.S. Cellular undertakes no duty to update such information, whether as a result of new information, future events or otherwise.  There can be no assurance that final results will not differ materially from such estimated results.

	2013 Estimated Results (1)
	Core Markets (2)		Divestiture Markets (2)(3)		U.S. Cellular Consolidated (2)(3)
	Previous	Current	Previous	Current	Previous	Current
(Dollars in millions)
Service revenues	Unchanged	$3,475 - $3,575	$145 - $165	$140	$3,620 - $3,740	$3,615-$3,715
Adjusted income before income taxes (4)	Unchanged	$560 - $660	$35 - $55	$40	$595 - $715	$600-$700
Capital expenditures	Unchanged	$730	Unchanged	$5	Unchanged	$735

(1)     These estimates are based on U.S. Cellular’s current plans, which include an expansion of the multi-year deployment of 4G LTE technology; such expansion includes deployment on 700 MHz in additional markets as well as deployment on the 850 MHz band to provide additional capacity for future growth in data usage, enable potential future 4G LTE roaming, and support the sale of Apple products.  The financial impacts of selling Apple products in 2013 consist of the following:

•         Increased Service revenues resulting from net incremental customers added and retained as a result of offering Apple products;

•         Decreased Adjusted income before income taxes as a result of net increases in costs, primarily loss on equipment sales as a result of offering Apple products; and

•         Increased Capital expenditures related to the deployment on the 850 MHz band to provide additional capacity for future growth in data usage, which includes capacity required to accommodate Apple products.

These estimates also reflect the impacts of the deconsolidation of certain partnerships as of April 2013.  These estimates do not include (i) the reported gain on sale of business and other exit costs, net (ii) the reported gain on investments, or (iii) the expected gains from pending spectrum license divestitures.  New developments or changing conditions (such as, but not limited to, regulatory developments, customer net growth, customer demand for data services or possible acquisitions, dispositions or exchanges) could affect U.S. Cellular’s plans and, therefore, its 2013 estimated results.

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

(3)     These estimates reflect the Divestiture Transaction which closed on May 16, 2013.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for additional information related to the Divestiture Transaction.

(4)     Adjusted income before income taxes is a non-GAAP financial measure defined as Income before income taxes, adjusted for:  Depreciation, amortization and accretion, net Gain or loss on sale of business and other exit costs (if any), net Gain or loss on investments (if any), and Interest expense. Adjusted income before income taxes excludes these items in order to show operating results on a more comparable basis from period to period.  In the future, U.S. Cellular may also exclude other items from adjusted income before income taxes if such items may help reflect operating results on a more comparable basis. U.S. Cellular does not intend to imply that any such amounts that are excluded are non-recurring, infrequent or unusual; such amounts may occur in the future.  Adjusted income before income taxes is not a measure of financial performance under GAAP and should not be considered as an alternative to Income before income taxes as an indicator of the Company’s operating performance or as an alternative to Cash flows from operating activities, determined in accordance with GAAP, as an indicator of cash flows or as a measure of liquidity.  The following tables provide a reconciliation of Income (loss) before income taxes to Adjusted income before income taxes for 2013 Estimated Results, six months ended June 30, 2013 actual results, and 2012 actual results:

	2013 Estimated Results
	Core Markets (2)	Divestiture Markets (2)(3)	U.S. Cellular Consolidated (2)(3)
(Dollars in millions)
Income (loss) before income taxes	($10)-$90	$30	$20-$120
Depreciation, amortization and accretion expense (5)	$540	$250	$790
(Gain) loss on sale of business and other exit costs, net	—	($240)	($240)
(Gain) loss on investments	($20)	—	($20)
Interest expense	$50	—	$50
Adjusted income before income taxes	$560-$660	$40	$600-$700

	U.S. Cellular Consolidated Actual Results
		Six Months Ended June 30, 2013	Year Ended December 31, 2012

Income before income taxes		$282	$205
Depreciation, amortization and accretion expense (5)		393	609
(Gain) loss on sale of business and other exit costs, net		(242)	21
(Gain) loss on investments		(19)	4
Interest expense		21	42
Adjusted income before income taxes		$435	$881

(5)     The 2013 estimated amount for Depreciation, amortization and accretion expense in the Divestiture Markets includes approximately $168 million of incremental accelerated depreciation, amortization and accretion resulting from the Divestiture Transaction.  Actual results for the six months ended June 30, 2013 and the year ended December 31, 2012 include $88 million and $20 million, respectively, of incremental accelerated depreciation, amortization and accretion resulting from the Divestiture Transaction.

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

RESULTS OF OPERATIONS

Consolidated Markets herein refers to markets which U.S. Cellular consolidates per GAAP and is not adjusted in prior periods presented for subsequent divestitures or deconsolidations. Divestiture Markets are comprised of U.S. Cellular’s Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets. Core Markets are comprised of all other markets in which U.S. Cellular conducts business including Peoria, Rockford, and certain other areas in Illinois, and in Columbia, Joplin, Jefferson City and certain other areas in Missouri. Core Markets as defined also includes any other income or expenses due to U.S. Cellular’s direct or indirect ownership interests in other spectrum in the Divestiture Markets which was not included in the sale and other retained assets from the Divestiture Markets.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Following is a table of summarized operating data for U.S. Cellular’s Consolidated Markets. In 2012, the Divestiture Markets and NY1 and NY2 are included in U.S. Cellular’s consolidated results. NY1 and NY2 are consolidated through the end of the first quarter of 2013 and Divestiture Markets are consolidated through May 16, 2013. Unless otherwise noted, figures reported in Results of Operations are representative of consolidated results.

As of or for Six Months Ended June 30,	2013	2012
Retail Customers
Postpaid
Total at end of period	4,412,000	5,213,000
Gross additions	356,000	409,000
Net additions (losses)	(194,000)	(86,000)
ARPU(1)	$54.80	$54.22
Churn rate(2)	1.9%	1.6%
Smartphone penetration(3)(4)	45.5%	36.8%
Prepaid
Total at end of period	381,000	329,000
Gross additions	181,000	141,000
Net additions (losses)	16,000	24,000
ARPU(1)	$32.76	$33.33
Churn rate(2)	6.6%	6.3%
Total customers at end of period	4,968,000	5,799,000
Billed ARPU(1)	$51.15	$50.75
Service revenue ARPU(1)	$57.85	$58.63
Smartphones sold as a percent of total devices sold	63.7%	53.0%
Total Population
Consolidated markets(5)	84,025,000	92,684,000
Consolidated operating markets(5)	31,822,000	46,966,000
Market penetration at end of period
Consolidated markets(6)	5.9%	6.3%
Consolidated operating markets(6)	15.6%	12.3%
Capital expenditures (000s)	$286,907	$384,528
Total cell sites in service	7,748	7,932
Owned towers in service	4,411	4,346

Following is a table of summarized operating data for U.S. Cellular's Core Markets. For comparability NY1 and NY2 markets' results are not included in Core Markets as of or for the six months ended June 30, 2013 or 2012, respectively.

As of or for Six Months Ended June 30,	2013	2012
Retail Customers
Postpaid
Total at end of period	4,412,000	4,538,000
Gross additions	341,000	342,000
Net additions (losses)	(86,000)	(50,000)
ARPU(1)	$54.34	$53.51
Churn rate(2)	1.6%	1.4%
Smartphone penetration(3)(4)	45.5%	36.0%
Prepaid
Total at end of period	381,000	246,000
Gross additions	167,000	102,000
Net additions (losses)	39,000	28,000
ARPU(1)	$32.36	$32.96
Churn rate(2)	5.8%	5.5%
Total customers at end of period	4,968,000	4,989,000
Billed ARPU (1)	$50.97	$50.44
Service revenue ARPU(1)	$57.52	$58.50
Smartphones sold as a percent of total devices sold	64.0%	53.0%
Total Population
Consolidated markets(5)	84,025,000	82,283,000
Consolidated operating markets(5)	31,822,000	31,110,000
Market penetration at end of period
Consolidated markets(6)	5.9%	6.1%
Consolidated operating markets(6)	15.6%	16.0%
Capital expenditures (000s)	$284,503	$343,307
Total cell sites in service	6,113	6,041
Owned towers in service	3,844	3,787

(1)     ARPU metrics are calculated by dividing a revenue base by an average number of customers by the number of months in the period.  These revenue bases and customer populations are shown below:

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

(2)     Churn metrics represent the percentage of the postpaid or prepaid customers that disconnect service each month. These metrics represent the average monthly postpaid or prepaid churn rate for each respective period.

(3)     Smartphones represent wireless devices which run on an AndroidTM, BlackBerry® or Windows Mobile® operating system, excluding tablets.

(4)     Smartphone penetration is calculated by dividing postpaid smartphone customers by total postpaid customers.

(5)     Used only to calculate market penetration of consolidated and core markets and consolidated and core operating markets, respectively. See footnote (6) below.

(6)     Market penetration is calculated by dividing the number of wireless customers at the end of the period by the total population of consolidated and core markets and consolidated and core operating markets, respectively, as estimated by Claritas®.

Components of Operating Income

Six Months Ended June 30,	2013	2012	Change	Percentage Change
(Dollars in thousands)
Retail service	$1,686,399	$1,777,746	$(91,347)	(5)%
Inbound roaming	130,907	166,495	(35,588)	(21)%
Other	90,009	109,321	(19,312)	(18)%
Service revenues	1,907,315	2,053,562	(146,247)	(7)%
Equipment sales	169,561	142,959	26,602	19%
Total operating revenues	2,076,876	2,196,521	(119,645)	(5)%

System operations (excluding Depreciation, amortization and accretion reported below)	408,566	476,391	(67,825)	(14)%
Cost of equipment sold	458,761	378,736	80,025	21%
Selling, general and administrative	824,207	877,297	(53,090)	(6)%
Depreciation, amortization and accretion	392,425	294,240	98,185	33%
Loss on asset disposals, net	14,452	4,705	9,747	>100%
(Gain) loss on sale of business and other exit costs, net	(242,093)	(4,213)	(237,880)	>(100)%
Total operating expenses	1,856,318	2,027,156	(170,838)	(8)%
Operating income	$220,558	$169,365	$51,193	30%

Operating Revenues

Service revenues

Service revenues consist primarily of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value‑added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third‑party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming; and (iii) amounts received from the Federal Universal Service Fund (“USF”).

Retail service revenues

Retail service revenues decreased by $91.3 million, or 5%, in 2013 to $1,686.4 million due to a decrease in U.S. Cellular’s average customer base (including the reductions caused by the Divestiture Transaction and NY1 & NY2 Deconsolidation) partially offset by an increase in billed ARPU.

Billed ARPU increased to $51.15 in 2013 from $50.75 in 2012. This overall increase is due primarily to an increase in postpaid ARPU to $54.80 in 2013 from $54.22 in 2012, reflecting increases in smartphone adoption and corresponding revenues from data products and services.

U.S. Cellular expects continued pressure on revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings offset to some degree by continued adoption of smartphones and data usage.

U.S. Cellular accounts for loyalty reward points under the deferred revenue method. Under this method, U.S. Cellular allocates a portion of the revenue billed to customers with applicable plans to the loyalty reward points. The revenue allocated to these points is initially deferred in the Consolidated Balance Sheet and is recognized in future periods when the loyalty reward points are redeemed or used. Application of the deferred revenue method of accounting related to loyalty reward points resulted in deferring net revenues of $9.5 million and $12.7 million in the six months ended June 30, 2013 and 2012, respectively. Deferred revenues related to loyalty reward points are included in Customer deposits and deferred revenues in the Consolidated Balance Sheet.

Inbound roaming revenues

Inbound roaming revenues decreased by $35.6 million, or 21%, in 2013 to $130.9 million. The decrease was due primarily to lower rates.  Data volume increased year-over-year but the impact of this increase was offset by the combined impacts of lower volume for voice and lower rates for both data and voice. The decline in roaming revenues was offset by a decline in roaming expense also due to lower rates. U.S. Cellular expects continued growth in data volume but also expects that the revenue impact of this growth will be offset by the impacts of decreases in data rates and voice volume.

Other revenues

Other revenues decreased by $19.3 million, or 18%, in 2013 compared to 2012 due primarily to decreases in ETC support. Pursuant to the FCC's Reform Order (see “Overview – FCC Reform Order” above), ETC support was frozen on January 1, 2012 at the 2011 level and is being phased down at the rate of 20% per year beginning July 1, 2012.

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

The increase in 2013 Equipment sales revenues of $26.6 million, or 19%, to $169.6 million was driven primarily by an increase of 24%  in average revenue per device sold and an increase in equipment activation fees, which more than offset the impact of selling fewer devices.  Average revenue per device sold increased due to general customer preference for higher-priced smartphones. The total number of devices sold decreased by 8% due primarily to the Divestiture Transaction.

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

Key components of the $67.8 million, or 14%, decrease in System operations expenses to $408.6 million were as follows:

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming decreased $38.0 million, or 31%, due primarily to lower rates. Data roaming usage increased; however, the impact of the increase was more than offset by lower rates for both data and voice and lower voice volume.

•         Customer usage expenses decreased by $21.0 million, or 14%, driven by decreases in intercarrier charges and certain data costs partially offset by increases due to network costs for 4G LTE.

•         Maintenance, utility and cell site expenses decreased $8.8 million, or 4%, driven primarily by impacts of the Divestiture Transaction and the NY1 & NY2 Deconsolidation.

U.S. Cellular expects system operations expenses to increase in the future to support the continued growth in cell sites and other network facilities as it continues to add capacity, enhance quality and deploy new technologies as well as to support increases in total customer usage, particularly data usage. However, these increases are expected to be offset to some extent by cost savings generated by shifting data traffic to the 4G LTE network from the 3G network and initiatives designed to slow the growth of overall customer data usage.

Cost of equipment sold

Cost of equipment sold increased by $80.0 million, or 21%, in 2013 to $458.8 million. The increase was driven by a 31% increase in the average cost per device sold, which more than offset the impact of selling fewer devices. Average cost per device sold increased due to general customer preference for higher-priced 4G LTE smartphones. The total number of devices sold decreased by 8% for the reason noted above.

U.S. Cellular's loss on equipment, defined as equipment sales revenues less cost of equipment sold, was $289.2 million and $235.8 million for 2013 and 2012, respectively. U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as wireless carriers continue to use device availability and pricing as a means of competitive differentiation. In addition, U.S. Cellular expects increasing sales of smartphones to result in higher equipment subsidies over time; these devices generally have higher purchase costs which cannot be recovered through proportionately higher selling prices to customers. Smartphones sold as a percentage of total devices sold were 63.7% and 53.0% in the six months ended June 30, 2013 and 2012, respectively.

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

Key components of the $53.1 million, or 6%, decrease to $824.2 million were as follows:

•         Selling and marketing expense decreased by $36.5 million, or 9%, primarily from lower commission expenses and more cost-effective advertising spending.

•         General and administrative expense decreased by $16.6 million, or 3%, driven by corporate cost containment and reduction initiatives partially offset by an increase in bad debts expense.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased $98.2 million, or 33%, in 2013 to $392.4 million due primarily to the acceleration of depreciation, amortization and accretion in the Divestiture Markets.  The impact of the acceleration was $88.3 million in 2013.

(Gain) loss on sale of business and other exit costs, net

The net gain in 2013 resulted from the closing of the Divestiture Transaction.  The net gain in 2012 resulted from the sale of a wireless market.

Components of Other Income (Expense)

Six Months Ended June 30,	2013	2012	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating income	$220,558	$169,365	$51,193	30%

Equity in earnings of unconsolidated entities	62,437	46,768	15,669	34%
Interest and dividend income	1,872	1,888	(16)	(1)%
Gain (loss) on investments	18,527	(3,728)	22,255	>100%
Interest expense	(21,064)	(25,771)	4,707	18%
Other, net	106	(27)	133	>100%
Total investment and other income	61,878	19,130	42,748	>100%

Income before income taxes	282,436	188,495	93,941	50%
Income tax expense	128,051	60,235	67,816	>100%

Net income	154,385	128,260	26,125	20%
Less: Net income attributable to noncontrolling interests, net of tax	(6,080)	(13,083)	7,003	54%
Net income attributable to U.S. Cellular shareholders	$148,305	$115,177	$33,128	29%

Basic earnings per share attributable to U.S. Cellular shareholders	$1.77	$1.36	$0.41	30%

Diluted earnings per share attributable to U.S. Cellular shareholders	$1.75	$1.35	$0.40	30%

Equity in earnings of unconsolidated entities

U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $40.4 million to Equity in earnings of unconsolidated entities in 2013 compared to $36.3 million in 2012. In 2013, U.S. Cellular’s investments in the NY1 & NY2 Partnerships contributed $8.6 million.

On April 3, 2013, U.S. Cellular deconsolidated the NY1 & NY2 Partnerships and began reporting them as equity method investments in its consolidated financial statements as of that date.  In connection with the deconsolidation, U.S. Cellular recognized a non-cash pre-tax gain of $18.5 million which was recorded in Gain (loss) on investments for the three and six months ended June 30, 2013. See Note 7 – Investments in Unconsolidated Entities for additional information.

Interest expense

The decrease in interest expense was due primarily to an increase in capitalized interest on projects related to network and system enhancements in 2013.  Capitalized interest was $10.2 million and $6.2 million for 2013 and 2012, respectively.

Income tax expense

See Note 3 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of the change in income tax expense and the overall effective tax rate on Income before income taxes.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Components of Operating Income

Three Months Ended June 30,	2013	2012	Change	Percentage Change
(Dollars in thousands)
Retail service	$802,408	$889,219	$(86,811)	(10)%
Inbound roaming	65,033	86,363	(21,330)	(25)%
Other	43,525	54,160	(10,635)	(20)%
Service revenues	910,966	1,029,742	(118,776)	(12)%
Equipment sales	84,164	74,658	9,506	13%
Total operating revenues	995,130	1,104,400	(109,270)	(10)%

System operations (excluding Depreciation, amortization and accretion reported below)	192,267	243,227	(50,960)	(21)%
Cost of equipment sold	217,070	191,700	25,370	13%
Selling, general and administrative	404,127	435,053	(30,926)	(7)%
Depreciation, amortization and accretion	202,580	147,555	55,025	37%
Loss on asset disposals, net	9,018	2,702	6,316	>100%
(Gain) loss on sale of business and other exit costs, net	(249,024)	-	(249,024)	N/M
Total operating expenses	776,038	1,020,237	(244,199)	(24)%
Operating income	$219,092	$84,163	$134,929	>100%

N/M – Not meaningful

Operating Revenues

Retail service revenues

Retail service revenues decreased $86.8 million, or 10%, to $802.4 million in 2013 due primarily to decreases in billed ARPU and U.S. Cellular’s average customer base (including the reductions caused by the Divestiture Transaction and NY1 & NY2 Deconsolidation).

Billed ARPU per customer decreased to $50.60 in 2013 compared to $50.99 in 2012. The net decrease resulted primarily from declines in voice revenues partly offset by growth in revenues from data products and services.

Application of the deferred revenue method of accounting related to loyalty reward points resulted in deferring revenues, net of redemptions, of $5.0 million and $6.3 million in the three months ended June, 30 2013 and 2012, respectively. These amounts are included in the Customer deposits and deferred revenues in the Consolidated Balance Sheet.

Inbound roaming revenues

Inbound roaming revenues decreased by $21.3 million, or 25%, to $65.0 million in 2013 compared to 2012. An increase in inbound data roaming usage was offset by the combined impacts of lower voice usage and lower rates for both data and voice.  The decline in roaming revenues was offset by a decline in roaming expense also due to lower rates.

Other revenues

Other revenues decreased by $10.6 million, or 20%, to $43.5 million due primarily to a decrease in ETC revenues.  ETC revenues in 2013 were $29.4 million compared to $38.4 million in 2012 and decreased due to the 20% phase down of USF support which started in July 2012.

Equipment sales revenues

Equipment sales revenues increased by $9.5 million, or 13%, in 2013 to $84.2 million driven by a 25% increase in the average revenue per device sold, reflecting shifts in customer preference to higher-priced smartphones as well as increases in activation and upgrade fees.  The total number of devices sold decreased by 15% due primarily to the Divestiture Transaction.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the overall decrease in System operations expenses were as follows:

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming decreased $24.6 million, or 38%, due primarily to lower rates. Data roaming usage increased; however, the impact of the increase was more than offset by lower rates for both data and voice and lower voice volume.

•         Maintenance, utility and cell site expenses decreased $10.3 million, or 10%, due primarily to the impacts of the Divestiture Transaction and the NY1 & NY2 Deconsolidation.

•         Customer usage expense decreased $16.1 million, or 21%, driven by decreases in intercarrier charges and certain data costs.

Cost of equipment sold

Cost of equipment sold increased in 2013 compared to 2012 due primarily to a shift in the mix of units sold to higher-priced smartphones, which resulted in an increase of 35% in average cost per device sold, partially offset by a 15% decrease in the total number of devices sold for the reason noted above.

Selling, general and administrative

Key components of the $30.9 million, or 7%, decrease to $404.1 million were as follows:

•         Selling and marketing expense decreased by $20.0 million, or 11%, primarily from lower commission expenses, more cost-effective advertising spending and reduced employee and facilities costs as a result of the Divestiture Transaction.

•         General and administrative expense decreased by $10.9 million, or 4%, driven by lower employee costs and the NY1 & NY2 Deconsolidation.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased $55.0 million, or 37%, in 2013 to $202.6 million due primarily to the acceleration of depreciation, amortization and accretion in the Divestiture Markets. The impact of the acceleration was $50.3 million in 2013.

(Gain) loss on sale of business and other exit costs, net

The net gain in 2013 resulted from the closing of the Divestiture Transaction.

Components of Other Income (Expense)

				Percentage
Three Months Ended June 30,	2013	2012	Change	Change
(Dollars in thousands, except per share amounts)
Operating income	$219,092	$84,163	$134,929	>100%

Equity in earnings from unconsolidated entities	35,602	25,154	10,448	42%
Interest and dividend income	969	845	124	15%
Gain (loss) on investments	18,527	(3,728)	22,255	>100%
Interest expense	(10,154)	(12,360)	2,206	18%
Other, net	321	(229)	550	>100%
Total investment and other income	45,265	9,682	35,583	>100%

Income before income taxes	264,357	93,845	170,512	>100%
Income tax expense	120,682	34,597	86,085	>100%

Net income	143,675	59,248	84,427	>100%
Less: Net income attributable to noncontrolling interests, net of tax	(284)	(6,563)	6,279	96%
Net income attributable to U.S. Cellular	$143,391	$52,685	$90,706	>100%

Basic earnings per share attributable to U.S. Cellular shareholders	$1.71	$0.62	$1.09	>100%

Diluted earnings per share attributable to U.S. Cellular shareholders	$1.69	$0.62	$1.07	>100%

Equity in earnings of unconsolidated entities

U.S. Cellular’s investment in the LA Partnership contributed $19.8 million and $19.2 million to Equity in earnings of unconsolidated entities in 2013 and 2012, respectively. In 2013, U.S. Cellular’s investments in the NY1 & NY2 Partnerships contributed $8.6 million.

Gain (loss) on investments

Gain (loss) on investments in 2013 reflects a gain of $18.5 million as a result of U.S. Cellular’s deconsolidation of NY1 & NY2 in April 2013.

Interest expense

The decrease in interest expense was due primarily to increases in capitalized interest on projects related to network and system enhancements in 2012.  Capitalized interest was $5.5 million and $3.8 million for 2013 and 2012, respectively.

Income tax expense

See Note 3 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of the change in income tax expense and the overall effective tax rate on Income before income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are not expected to have a significant effect on U.S. Cellular’s financial condition or results of operations.  See Note 1 – Basis of Presentation in the Notes to the Consolidated Financial Statements for additional information.

FINANCIAL RESOURCES

U.S. Cellular operates a capital- and marketing-intensive business. U.S. Cellular utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and disposition of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and Common Share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize U.S. Cellular's cash flow activities for the six months ended June 30, 2013 and 2012.

	2013	2012
(Dollars in thousands)
Cash flows from (used in):
Operating activities	$448,585	$412,237
Investing activities	146,686	(396,183)
Financing activities	(506,208)	(2,585)
Net increase in cash and cash equivalents	$89,063	$13,469

The Divestiture Transaction, as described above, resulted in net Cash used in operating activities of $17.1 million and net Cash from investing activities of $480.0 million during the six months ended June 30, 2013. Cash flows from operating and investing activities in future periods will be impacted by the Divestiture Transaction.

Cash Flows from Operating Activities

Cash flows from operating activities were $448.6 million in 2013 and $412.2 million in 2012.  Significant items to note are as follows:

•         Net income increased by $26.1 million. This increase primarily resulted from the gains recognized as a result of the closing of the Divestiture Transaction and the NY1 & NY2 Deconsolidation, partially offset by an increase in non-cash expenses, including depreciation expense.

•         Income tax payments, net of $12.1 million were recorded in 2013 compared to income tax refunds, net of $48.0 million in 2012.  Federal tax refunds of $58.2 million were received in 2012 primarily related to a federal net operating loss in 2011 largely attributable to 100% bonus depreciation applicable to qualified capital expenditures.

•         Distributions from unconsolidated entities provided $45.4 million and $6.7 million in 2013 and 2012, respectively.  This change was primarily a result of a timing difference in the receipt of a distribution from the LA Partnership.

•         Changes in Inventory required $7.6 million in 2013 and required $56.0 million in 2012.  This change was due primarily to higher beginning inventory levels at December 31, 2012 relative to December 31, 2011, and lower inventory purchases in 2013 compared to 2012.

•         Changes in Accounts payable provided $72.2 million in 2013 and required $17.9 million in 2012.  Changes in Accounts payable were driven primarily by payment timing differences related to operating expenses, capital purchases and device purchases.

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

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures) totaled $286.9 million in the six months ended June 30, 2013 and $384.5 million in the six months ended June 30, 2012. Cash used for additions to property, plant and equipment is reported in the Consolidated Statement of Cash Flows and excludes amounts accrued in Accounts payable for capital expenditures at June 30, 2013 and includes amounts paid in the current period that were accrued at December 31, 2012.  Cash used for additions to property, plant and equipment totaled $323.2 million in the six months ended June 30, 2013 and $430.2 million in the six months ended June 30, 2012. These expenditures were made to construct new cell sites, build out 4G LTE networks in certain markets, increase capacity in existing cell sites and switches, develop new and enhance existing office systems such as the new Billing and Operational Support System (“B/OSS”) and customer relationship management platforms, and construct new and remodel existing retail stores.  The decrease in capital expenditures on a year-over-year basis is due primarily to the timing of spending for network operations equipment.

Cash payments for acquisitions of licenses were $14.2 million and $12.6 million in 2013 and 2012, respectively.

As described above, U.S. Cellular received $480.0 million in cash at the close of the Divestiture Transaction in May 2013.  This resulted in a current tax liability of $128.9 million which had not been paid as of June 30, 2013.  U.S. Cellular expects to pay this tax liability in the third quarter of 2013.

In June 2013, U.S. Cellular entered into a definitive agreement to sell the majority of its Mississippi Valley non-operating market license (“unbuilt license”) for $308.0 million.  This transaction will result in an estimated gain of $252.2 million and an estimated current tax liability of $96.0 million.  The transaction is subject to regulatory approval and is expected to close by the end of 2013.  In addition, the U.S. Cellular Board of Directors approved the sale of U.S. Cellular’s St. Louis area unbuilt license.

In March 2012, U.S. Cellular sold the majority of the assets and liabilities of a wireless market for $49.8 million in cash.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect repayments of and proceeds from short-term and long-term debt balances, dividends to shareholders, distributions to noncontrolling interests, cash used to repurchase Common Shares and cash proceeds from reissuance of Common Shares pursuant to stock-based compensation plans.

Payments for repurchases of Common Shares required $18.4 million in 2013.  U.S. Cellular did not repurchase any Common Shares in the six months ended June 30, 2012.  See Note 10 — Common Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

On June 25, 2013, U.S. Cellular paid a special cash dividend of $5.75 per share, for an aggregate amount of $482.3 million, to all holders of U.S. Cellular Common Shares and Series A Common Shares.

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

Six Months Ended June 30,	2013	2012
(Dollars in thousands)
Cash flows from operating activities	$448,585	$412,237
Cash used for additions to property, plant and equipment	(323,157)	(430,225)
Free cash flow	$125,428	$(17,988)

See Cash Flows from Operating Activities and Cash Flows from Investing Activities for additional information related to the components of Free cash flow.

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

The following table summarizes U.S. Cellular's cash and investments as of June 30, 2013.

(Dollars in thousands)
Cash and cash equivalents	$467,400
Short-term investments	$110,400
Long-term investments	$40,100

See Financial Resources for more information about Cash flows from operating activities and Cash flows from investing activities.

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term, highly liquid investments with original maturities of three months or less.  The primary objective of U.S. Cellular’s Cash and cash equivalents investment activities is to preserve principal.  At June 30, 2013, the majority of U.S. Cellular’s Cash and cash equivalents was held in money market funds that invest exclusively in U.S. Treasury Notes or in repurchase agreements fully collateralized by such obligations.  U.S. Cellular monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Short-term and Long-term Investments

Short-term and Long-term investments consist of U.S. Treasury Notes which are designated as held-to-maturity investments and are recorded at amortized cost in the Consolidated Balance Sheet.  For these investments, U.S. Cellular’s objective is to earn a higher rate of return on funds that are not anticipated to be required to meet liquidity needs in the near term, while maintaining a low level of investment risk.  See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information on Short-term and Long-term investments.

Revolving Credit Facility

U.S. Cellular has a revolving credit facility available for general corporate purposes.

In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated December 17, 2010 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At June 30, 2013, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

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

As of June 30, 2013, U.S. Cellular’s senior debt credit rating from nationally recognized credit rating agencies remained at investment grade.

The following table summarizes the terms of U.S. Cellular’s revolving credit facility as of June 30, 2013:

(Dollars in millions)
Maximum borrowing capacity	$300.0
Letters of credit outstanding	$17.6
Amount borrowed	$-
Amount available for use	$282.4
Agreement date	December 2010
Maturity date	December 2017

In June 2013, U.S. Cellular was granted contingent approval of its winning bids in Auction 901 and provided $17.4 million in letters of credit to the FCC.  See FCC Reform Order – Auction 901 above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. The covenants also prescribe certain terms associated with intercompany loans from TDS or TDS subsidiaries to U.S. Cellular or U.S. Cellular subsidiaries.  There were no intercompany loans at June 30, 2013 or 2012.  U.S. Cellular believes that it was in compliance as of June 30, 2013 with all of the covenants and requirements set forth in its revolving credit facility.

Long-Term Financing

There were no material changes to Long-Term Financing as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2012.

U.S. Cellular’s long-term debt indenture does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.  U.S. Cellular believes that it was in compliance as of June 30, 2013 with all covenants and other requirements set forth in its long-term debt indenture.  U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indenture.

The long-term debt principal payments due for the remainder of 2013 and the next four years represent less than 1% of the total long-term debt obligation at June 30, 2013.  Refer to Market Risk — Long-Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2012 for additional information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s Long-term debt.

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

In May 2013, U.S. Cellular filed a shelf registration statement on Form S-3 to issue senior or subordinated debt securities. The proceeds from any such issuance may be used for general corporate purposes, including: the possible reduction of other long-term debt; in connection with acquisition, construction and development programs; the reduction of short-term debt; for working capital; to provide additional investments in subsidiaries; or the repurchase of shares.  After it is effective, the U.S. Cellular shelf registration statement will permit U.S. Cellular to issue at any time and from time to time senior or subordinated debt securities in one or more offerings up to an aggregate principal amount of $500 million.  The ability of U.S. Cellular to complete an offering pursuant to such shelf registration statement is subject to market conditions and other factors at the time.

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

Acquisitions, Divestitures and Exchanges

U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, U.S. Cellular reviews attractive opportunities to acquire additional wireless operating markets and wireless spectrum. In addition, U.S. Cellular may seek to divest outright or include in exchanges for other wireless interests those interests that are not strategic to its long-term success. As a result, U.S. Cellular may be engaged from time to time in negotiations relating to the acquisition, divestiture or exchange of companies, properties or wireless spectrum. In general, U.S. Cellular may not disclose such transactions until there is a definitive agreement.  See Note 5 — Acquisitions, Divestitures and Exchanges and Note 7  — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information related to significant transactions.

Variable Interest Entities

U.S. Cellular consolidates certain entities because they are “variable interest entities” under accounting principles generally accepted in the United States of America (“GAAP”). See Note 9 — Variable Interest Entities (VIEs) in the Notes to Consolidated Financial Statements for additional information related to these variable interest entities. U.S. Cellular may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

Common Share Repurchase Program

In the past year, U.S. Cellular has repurchased and expects to continue to repurchase its Common Shares, subject to its repurchase program. For additional information related to the current repurchase authorization and repurchases made during 2013 and 2012, see Note 10 — Common Share Repurchases in the Notes to Consolidated Financial Statements and Part II, Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There were no material changes outside the ordinary course of business to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2012.

Agreements

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  Pursuant to an updated Statement of Work dated June 29, 2012, the initial implementation of B/OSS is expected to take until the third quarter of 2013 to complete and total payments to Amdocs are estimated to be approximately $190.1 million (subject to certain potential adjustments) over the period from commencement of the SLMA in 2010 through the end of 2013.  As of June 30, 2013, $116.3 million had been paid to Amdocs.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with GAAP.  U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in U.S. Cellular’s Form 10-K for the year ended December 31, 2012.  There were no material changes to U.S. Cellular’s application of critical accounting policies and estimates during the three and six months ended June 30, 2013.

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

•         U.S. Cellular enters into commitments to purchase devices from vendors, the terms of which may span multiple years.  If U.S. Cellular is unable to sell such committed devices at the rates and prices it projects, such differences could have a material adverse impact on U.S. Cellular's business, financial condition or results of operations.

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

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of U.S. Cellular’s Long-term debt as of June 30, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

U.S. Cellular maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to U.S. Cellular’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s principal executive officer and principal financial officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of June 30, 2013, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting are updated as necessary to accommodate modifications to our business processes and accounting procedures.  During the second quarter of 2013, U.S. Cellular initiated the migration of its customers to a new billing and operational support system.  The migration is expected to be completed during the third quarter of 2013.  There have been no other changes in U.S. Cellular’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

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

	(a)	(b)	(c)	(d)
Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2013	-	$-	-	2,831,734
May 1 – 31, 2013	-	-	-	2,831,734
June 1 – 30, 2013	-	-	-	2,831,734
Total for or as of the end of the quarter ended June 30, 2013	-	$-	-	2,831,734

The following is additional information with respect to the foregoing authorization:

i.         The date the program was announced was November 20, 2009 by Form 8-K.

ii.        The amount approved was up to 1,300,000 U.S. Cellular Common Shares on an annual basis in 2009 and continuing each year thereafter on a cumulative basis.

iii.      There is no expiration date for the program.

iv.      The authorization did not expire during the second quarter of 2013.

v.       U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the second quarter of 2013.

Item 5. Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular did not borrow or repay any amounts under its revolving credit facility in the second quarter of 2013. U.S. Cellular had no borrowings outstanding under its revolving credit facility as of June 30, 2013.

A description of U.S. Cellular’s revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 17, 2010 and is incorporated by reference herein.

Item 6. Exhibits.

Exhibit 4.1 — Form of Subordinated Indenture between U.S. Cellular and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.2 to U.S. Cellular’s Registration Statement on Form S-3 dated May 31, 2013.

Exhibit 10.1 — U.S. Cellular Restated Compensation Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit B to the U.S. Cellular’s Notice of Annual Meeting of Shareholders and Proxy Statement dated April 15, 2013.

Exhibit 10.2 — U.S. Cellular 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit A to the U.S. Cellular Notice of Annual Meeting of Shareholders and Proxy Statement dated April 15, 2013.

Exhibit 10.3 — U.S. Cellular Form of Long-Term Incentive Plan Stock Option Award Agreement for officers is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated May 14, 2013.

Exhibit 10.4 — U.S. Cellular Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement for officers is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Current Report on Form 8-K dated May 14, 2013.

Exhibit 10.5 — U.S. Cellular Form of Long-Term Incentive Plan Executive Deferred Compensation Agreement —Phantom Stock Account for officers is hereby incorporated by reference to Exhibit 10.5 to U.S. Cellular’s Current Report on Form 8-K dated May 14, 2013.

Exhibit 10.6 — U.S. Cellular 2013 Officer Annual Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated July 24, 2013.

Exhibit 10.7 — Letter Agreement dated July 25, 2013 between U.S. Cellular and Kenneth R. Meyers is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated July 25, 2013.

Exhibit 11 — Statement regarding computation of per share earnings is included herein as Note 4 — Earnings Per Share in the Notes to Consolidated Financial Statements.

Exhibit 12 — Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 31.1 — Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 — Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 — Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 — Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	August 2, 2013	/s/ Kenneth R. Meyers
Kenneth R. Meyers President and Chief Executive Officer (principal executive officer)

Date:	August 2, 2013	/s/ Steven T. Campbell
Steven T. Campbell Executive Vice President-Finance, Chief Financial Officer and Treasurer (principal financial officer)

Date:	August 2, 2013	/s/ Douglas D. Shuma
Douglas D. Shuma Chief Accounting Officer (principal accounting officer)