Form 10-Q
period 2013-09-30
UNITED STATES CELLULAR CORP
filed 2013-11-01
CIK 821130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)
☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐ Non-accelerated filer	☐	Smaller reporting company	☐

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).					☐	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class			Outstanding at September 30, 2013
Common Shares, $1 par value			51,092,437 Shares
Series A Common Shares, $1 par value			33,005,877 Shares

Part I. Financial Information
Item 1. Financial Statements

United States Cellular Corporation

Consolidated Statement of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share amounts)	2013	2012	2013	2012
Operating revenues
Service	$862,330	$1,036,370	$2,769,645	$3,089,932
Equipment sales	76,906	103,987	246,467	246,946
Total operating revenues	939,236	1,140,357	3,016,112	3,336,878

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	177,431	249,245	585,997	725,636
Cost of equipment sold	193,392	248,029	652,153	626,765
Selling, general and administrative (including charges from affiliates of $22.7 million and $25.6 million, respectively, for the three months, and $71.2 million and $77.6 million, respectively for the nine months)	410,468	438,526	1,234,675	1,315,823
Depreciation, amortization and accretion	200,985	145,151	593,410	439,391
Loss on asset disposals, net	1,701	11,262	16,153	15,967
(Gain) loss on sale of business and other exit costs, net	(1,534)	65	(243,627)	(4,148)
Total operating expenses	982,443	1,092,278	2,838,761	3,119,434

Operating income (loss)	(43,207)	48,079	177,351	217,444

Investment and other income (expense)
Equity in earnings of unconsolidated entities	37,360	24,816	99,797	71,584
Interest and dividend income	1,095	935	2,967	2,823
Gain (loss) on investments	-	-	18,527	(3,728)
Interest expense	(11,329)	(9,501)	(32,393)	(35,272)
Other, net	47	200	153	173
Total investment and other income (expense)	27,173	16,450	89,051	35,580

Income (loss) before income taxes	(16,034)	64,529	266,402	253,024
Income tax expense (benefit)	(6,433)	22,389	121,618	82,624

Net income (loss)	(9,601)	42,140	144,784	170,400
Less: Net income attributable to noncontrolling interests, net of tax	258	6,689	6,338	19,772
Net income (loss) attributable to U.S. Cellular shareholders	$(9,859)	$35,451	$138,446	$150,628

Basic weighted average shares outstanding	84,005	84,737	83,897	84,671
Basic earnings (loss) per share attributable to U.S. Cellular shareholders	$(0.12)	$0.42	$1.65	$1.78

Diluted weighted average shares outstanding	84,005	85,348	84,676	85,261
Diluted earnings (loss) per share attributable to U.S. Cellular shareholders	$(0.12)	$0.42	$1.64	$1.77

Special dividend per share to U.S. Cellular shareholders	$-	$-	$5.75	$-

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
(Dollars in thousands)	2013	2012
Cash flows from operating activities
Net income	$144,784	$170,400
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	593,410	439,391
Bad debts expense	52,184	51,293
Stock-based compensation expense	11,143	15,924
Deferred income taxes, net	(38,515)	52,865
Equity in earnings of unconsolidated entities	(99,797)	(71,584)
Distributions from unconsolidated entities	49,612	45,211
Loss on asset disposals, net	16,153	15,967
(Gain) loss on sale of business and other exit costs, net	(243,627)	(4,148)
(Gain) loss on investments	(18,527)	3,728
Noncash interest expense	792	1,331
Other operating activities	590	863
Changes in assets and liabilities from operations
Accounts receivable	(214,114)	(67,302)
Inventory	13,236	(69,423)
Accounts payable - trade	32,202	(28,902)
Accounts payable - affiliate	345	(4,785)
Customer deposits and deferred revenues	22,538	26,687
Accrued taxes	45,780	99,556
Accrued interest	9,385	9,508
Other assets and liabilities	(81,341)	(77,821)
	296,233	608,759

Cash flows from investing activities
Cash used for additions to property, plant and equipment	(522,180)	(611,431)
Cash paid for licenses	(16,540)	(57,957)
Cash received from divestitures	484,300	49,932
Cash paid for investments	-	(45,000)
Cash received for investments	65,000	50,000
Other investing activities	583	(5,030)
	11,163	(619,486)

Cash flows from financing activities
Repayment of long-term debt	(393)	(343)
Common shares reissued for benefit plans, net of tax payments	2,840	(2,299)
Common shares repurchased	(18,544)	-
Dividends paid	(482,270)	-
Distributions to noncontrolling interests	(3,447)	(1,491)
Other financing activities	(839)	284
	(502,653)	(3,849)

Net decrease in cash and cash equivalents	(195,257)	(14,576)

Cash and cash equivalents
Beginning of period	378,358	424,155
End of period	$183,101	$409,579

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Assets (Unaudited)
(Dollars in thousands)	September 30, 2013	December 31, 2012
Current assets
Cash and cash equivalents	$183,101	$378,358
Short-term investments	45,162	100,676
Accounts receivable
Customers and agents, less allowances of $31,477 and $24,290, respectively	445,165	349,424
Roaming	35,784	31,782
Affiliated	397	375
Other, less allowances of $1,546 and $2,612, respectively	79,569	63,639
Inventory	142,560	155,886
Income taxes receivable	-	1,612
Prepaid expenses	71,047	62,560
Net deferred income tax asset	54,475	35,419
Other current assets	19,051	16,745
	1,076,311	1,196,476

Assets held for sale	78,413	216,763

Investments
Licenses	1,397,888	1,456,794
Goodwill	387,360	421,743
Customer lists, net of accumulated amortization of $50,258 and $96,809, respectively	-	102
Investments in unconsolidated entities	309,481	144,531
Long-term investments	40,099	50,305
	2,134,828	2,073,475
Property, plant and equipment
In service and under construction	7,571,429	7,478,428
Less: Accumulated depreciation	4,696,836	4,455,840
	2,874,593	3,022,588

Other assets and deferred charges	95,709	78,148

Total assets	$6,259,854	$6,587,450

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Liabilities and Equity (Unaudited)
(Dollars and shares in thousands)	September 30, 2013	December 31, 2012
Current liabilities
Current portion of long-term debt	$102	$92
Accounts payable
Affiliated	11,069	10,725
Trade	334,047	310,936
Customer deposits and deferred revenues	212,733	192,113
Accrued taxes	102,510	35,834
Accrued compensation	58,282	90,418
Other current liabilities	133,637	114,881
	852,380	754,999

Liabilities held for sale	471	19,594

Deferred liabilities and credits
Net deferred income tax liability	829,247	849,818
Other deferred liabilities and credits	294,675	288,441

Long-term debt	878,939	878,858

Commitments and contingencies	-	-

Noncontrolling interests with redemption features	540	493

Equity
U.S. Cellular shareholders' equity
Series A Common and Common Shares
Authorized 190,000 shares (50,000 Series A Common and 140,000 Common Shares)
Issued 88,074 shares (33,006 Series A Common and 55,068 Common Shares)
Outstanding 84,098 shares (33,006 Series A Common and 51,092 Common Shares) and 84,168 shares (33,006 Series A Common and 51,162 Common Shares), respectively
Par Value ($1 per share) ($33,006 Series A Common and $55,068 Common Shares)	88,074	88,074
Additional paid-in capital	1,421,261	1,412,453
Treasury shares, at cost, 3,976 and 3,906 Common Shares, respectively	(168,454)	(165,724)
Retained earnings	2,042,254	2,399,052
Total U.S. Cellular shareholders' equity	3,383,135	3,733,855

Noncontrolling interests	20,467	61,392

Total equity	3,403,602	3,795,247

Total liabilities and equity	$6,259,854	$6,587,450

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity (Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total U.S. Cellular Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	$88,074	$1,412,453	$(165,724)	$2,399,052	$3,733,855	$61,392	$3,795,247
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	-	-	-	138,446	138,446	-	138,446
Net income attributable to noncontrolling interests classified as equity	-	-	-	-	-	6,292	6,292
Common and Series A Common Shares dividends	-	-	-	(482,270)	(482,270)	-	(482,270)
Repurchase of Common Shares	-	-	(18,544)	-	(18,544)	-	(18,544)
Incentive and compensation plans	-	222	15,814	(12,974)	3,062	-	3,062
Stock-based compensation awards	-	11,143	-	-	11,143	-	11,143
Tax windfall (shortfall) from stock awards	-	(2,526)	-	-	(2,526)	-	(2,526)
Distributions to noncontrolling interests	-	-	-	-	-	(3,447)	(3,447)
Adjust investment in subsidiaries for noncontrolling interest purchases	-	(31)	-	-	(31)	-	(31)
Deconsolidation of partnerships	-	-	-	-	-	(43,770)	(43,770)
Balance, September 30, 2013	$88,074	$1,421,261	$(168,454)	$2,042,254	$3,383,135	$20,467	$3,403,602

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary for a fair statement of the financial position as of September 30, 2013 and December 31, 2012, and the results of operations for the three and nine months ended September 30, 2013 and 2012 and cash flows and changes in equity for the nine months ended September 30, 2013 and 2012. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and nine months ended September 30, 2013 and 2012 equaled net income.  These results are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Pronouncements

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

Impairment of Long-lived Assets

U.S. Cellular reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired. The impairment test for tangible long-lived assets is a two-step process. The first step compares the carrying value of the asset (or asset group) with the estimated undiscounted cash flows over the remaining asset (or asset group) life. If the carrying value of the asset (or asset group) is greater than the undiscounted cash flows, the second step of the test is performed to measure the amount of impairment loss. The second step compares the carrying value of the asset (or asset group) to its estimated fair value. If the carrying value exceeds the estimated fair value (less cost to sell), an impairment loss is recognized for the difference.

U.S. Cellular has one asset group for purposes of assessing property, plant and equipment for impairment based on the fact that the individual operating markets are reliant on centrally operated data centers, mobile telephone switching offices, network operations center and wide-area network. As a result, U.S. Cellular operates a single integrated national wireless network, and the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities represent cash flows generated by this single interdependent network.

Quoted market prices in active markets are the best evidence of fair value of a tangible long-lived asset and are used when available. If quoted market prices are not available, the estimate of fair value is based on the best information available, including prices for similar assets and the use of other valuation techniques. A present value analysis of cash flow scenarios is often the best available valuation technique. The use of this technique involves assumptions by management about factors that are uncertain including future cash flows, the appropriate discount rate and other inputs. Different assumptions for these inputs could create materially different results.

Amounts Collected from Customers and Remitted to Governmental Authorities

If a tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority, then amounts collected from customers and remitted to governmental authorities are recorded on a net basis within a tax liability account in the Consolidated Balance Sheet.  If the tax is assessed upon U.S. Cellular, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $27.4 million and $87.6 million for the three and nine months ended September 30, 2013, respectively, and $32.3 million and $102.2 for the three and nine months ended September 30, 2012, respectively.

2.   Fair Value Measurements

As of September 30, 2013 and December 31, 2012, U.S. Cellular did not have any financial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP. However, U.S. Cellular has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	September 30, 2013		December 31, 2012
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	1	$183,101	$183,101	$378,358	$378,358
Short-term investments
U.S. Treasury Notes	1	45,162	45,162	100,676	100,676
Long-term investments
U.S. Treasury Notes	1	40,099	40,154	50,305	50,339
Long-term debt
6.95% Senior Notes	1	342,000	330,509	342,000	376,610
6.7% Senior Notes	2	532,383	512,221	532,194	582,744

Short-term investments and Long-term investments are both designated as held-to-maturity investments and recorded at amortized cost in the Consolidated Balance Sheet.  Long-term investment maturities range between 14 and 15 months at September 30, 2013.  Long-term debt excludes capital lease obligations and the current portion of Long-term debt.

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments.  The fair values of Long-term investments were estimated using quoted market prices for the individual issuances.  The fair value of Long-term debt was estimated using market prices for the 6.95% Senior Notes, and discounted cash flow analysis using an estimated yield to maturity of 7.25% for the 6.7% Senior Notes at September 30, 2013.

As of September 30, 2013 and December 31, 2012, U.S. Cellular did not have nonfinancial assets or liabilities that required the application of fair value accounting for purposes of reporting such amounts in the Consolidated Balance Sheet.

3.   Income Taxes

U.S. Cellular is included in a consolidated federal income tax return and in certain state income tax returns with other members of the TDS consolidated group.  For financial statement purposes, U.S. Cellular and its subsidiaries compute their income tax expense as if they comprised a separate affiliated group and were not included in the TDS consolidated group.

U.S. Cellular’s overall effective tax rate on Income (loss) before income taxes for the three and nine months ended September 30, 2013 was 40.1% and 45.7%, respectively, and for the three and nine months ended September 30, 2012 was 34.7% and 32.7%, respectively.

The effective tax rate for the three months ended September 30, 2013 was higher than the rate for the three months ended September 30, 2012 primarily as a result of a tax benefit related to the correction of state deferred taxes in 2012.

The effective tax rate for the nine months ended September 30, 2013 was higher than the rate for the nine months ended September 30, 2012 primarily as a result of the deferred tax expense related to the NY1 & NY2 Deconsolidation and the Divestiture Transaction (as described in Note 5 — Acquisitions, Divestitures and Exchanges) in 2013, and tax benefits related to the expiration of the statute of limitations for certain tax years and the correction of state deferred taxes in 2012.

4.   Earnings Per Share

Basic earnings (loss) per share attributable to U.S. Cellular shareholders is computed by dividing Net income (loss) attributable to U.S. Cellular shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share attributable to U.S. Cellular shareholders is computed by dividing Net income (loss) attributable to U.S. Cellular shareholders by the weighted average number of common shares outstanding during the period adjusted to include the effects of potentially dilutive securities. Potentially dilutive securities primarily include incremental shares issuable upon exercise of outstanding stock options and the vesting of restricted stock units.

The amounts used in computing earnings (loss) per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(Dollars and shares in thousands, except per share amounts)
Net income (loss) attributable to U.S. Cellular shareholders	$(9,859)	$35,451	$138,446	$150,628

Weighted average number of shares used in basic earnings (loss) per share	84,005	84,737	83,897	84,671
Effects of dilutive securities:
Stock options	-	171	209	197
Restricted stock units	-	440	570	393
Weighted average number of shares used in diluted earnings (loss) per share	84,005	85,348	84,676	85,261

Basic earnings (loss) per share attributable to U.S. Cellular shareholders	$(0.12)	$0.42	$1.65	$1.78

Diluted earnings (loss) per share attributable to U.S. Cellular shareholders	$(0.12)	$0.42	$1.64	$1.77

Certain Common Shares issuable upon the exercise of stock options or vesting of restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings per share attributable to U.S. Cellular shareholders because their effects were antidilutive. The number of such Common Shares excluded, if any, is shown in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(Shares in thousands)
Stock options	3,416	2,434	2,126	2,088

Restricted stock units	1,243	-	305	329

On June 25, 2013, U.S. Cellular paid a special cash dividend of $5.75 per share, for an aggregate amount of $482.3 million, to all holders of U.S. Cellular Common Shares and Series A Common Shares.  Outstanding U.S. Cellular stock options and restricted stock unit awards were equitably adjusted for the special cash dividend.  The impact of such adjustments on the earnings per share calculation was reflected in the three and nine months ended September 30, 2012.

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

U.S. Cellular has retained other assets and liabilities related to the Divestiture Markets, including network assets, retail stores and related equipment, and other buildings and facilities. The transaction does not affect spectrum licenses held by U.S. Cellular or variable interest entities (“VIEs”) that are not currently used in the operations of the Divestiture Markets. Pursuant to the Purchase and Sale Agreement, U.S. Cellular and Sprint also entered into certain other agreements, including customer and network transition services agreements, which require U.S. Cellular to provide customer, billing and network services to Sprint for a period of up to 24 months after the May 16, 2013 closing date. Sprint will reimburse U.S. Cellular for providing such services at an amount equal to U.S. Cellular's cost, including applicable overhead allocations. In addition, these agreements require Sprint to reimburse U.S. Cellular up to $200 million (the “Sprint Cost Reimbursement”) for certain network decommissioning costs, network site lease rent and termination costs, network access termination costs, and employee termination benefits for specified engineering employees.  It is estimated that up to $160 million of the Sprint Cost Reimbursement will be recorded in (Gain) loss on sale of business and other exit costs, net and up to $40 million of the Sprint Cost Reimbursement will be recorded in System operations in the Consolidated Statement of Operations.  For the nine months ended September 30, 2013, $1.1 million of the Sprint Cost Reimbursement had been received and recorded in Cash received from divestitures in the Consolidated Statement of Cash Flows.

Financial impacts of the Divestiture Transaction are classified in the Consolidated Statement of Operations within Operating income (loss). The table below describes the amounts U.S. Cellular has recognized and expects to recognize in the Consolidated Statement of Operations between the date the Purchase and Sale Agreement was signed and the end of the transition services period.

(Dollars in thousands)	Expected Period of Recognition	Projected Range		Cumulative Amount Recognized as of September 30, 2013	Actual Amount Recognized Nine Months Ended September 30, 2013	Actual Amount Recognized Three Months Ended September 30, 2013
(Gain) loss on sale of business and other exit costs, net
Proceeds from Sprint
Purchase price	2013	$(480,000)	$(480,000)	$(480,000)	$(480,000)	$-
Sprint Cost Reimbursement	2013-2014	(120,000)	(160,000)	(4,221)	(4,221)	(4,213)
Net assets transferred	2013	213,593	213,593	213,593	213,593	-
Non-cash charges for the write-off and write-down of property under construction and related assets	2012-2013	10,000	14,000	10,726	54	(27)
Employee related costs including severance, retention and outplacement	2012-2014	15,000	20,000	15,071	2,462	(641)
Contract termination costs	2012-2014	125,000	175,000	18,840	18,781	2,176
Transaction costs	2012-2013	4,000	6,000	5,218	4,081	362
Total (Gain) loss on sale of business and other exit costs, net		$(232,407)	$(211,407)	$(220,773)	$(245,250)	$(2,343)

Depreciation, amortization and accretion expense
Incremental depreciation, amortization and accretion, net of salvage values	2012-2014	175,000	210,000	154,058	134,000	45,676
(Increase) decrease in Operating income		$(57,407)	$(1,407)	$(66,715)	$(111,250)	$43,333

Incremental depreciation, amortization and accretion, net of salvage values represents anticipated amounts to be recorded in the specified time periods as a result of a change in estimate for the remaining useful life and salvage value of certain assets and a change in estimate which accelerated the settlement dates of certain asset retirement obligations in conjunction with the Divestiture Transaction.  Specifically, for the years indicated, this is estimated depreciation, amortization and accretion recorded on assets and liabilities of the Divestiture Markets after the November 6, 2012 transaction date less depreciation, amortization and accretion that would have been recorded on such assets and liabilities in the normal course, absent the Divestiture Transaction.  As a result of the accelerated settlement dates of certain asset retirement obligations, U.S. Cellular reclassified $34.0 million of its asset retirement obligations from long to short-term liabilities at September 30, 2013.

	As a result of the transaction, U.S. Cellular recognized the following amounts in the Consolidated Balance Sheet:

		Nine Months Ended September 30, 2013
(Dollars in thousands)	Balance December 31, 2012	Costs Incurred	Cash Settlements (1)	Adjustments (2)	Balance September 30, 2013
Accrued compensation
Employee related costs including severance, retention, outplacement	$12,305	$6,750	$(11,460)	$(4,288)	$3,307
Other current liabilities
Contract termination costs	$30	$12,201	$(6,561)	$-	$5,670
Other deferred liabilities and credits
Contract termination costs	$-	$7,246	$(1,488)	$-	$5,758

(1)

Cash settlement amounts are included in either the Net income or changes in Other assets and liabilities line items as part of Cash flows from operating activities on the Consolidated Statement of Cash Flows.

(2)	Adjustment to liability represents changes to previously accrued amounts.

Other Acquisitions, Divestitures and Exchanges

On October 4, 2013, U.S. Cellular sold the majority of its Mississippi Valley non-operating market license (“unbuilt license”) for $308.0 million.  The sale will result in a $252.2 million gain and a $96.0 million current tax expense, which will be recorded in the fourth quarter of 2013.  In addition, on August 14, 2013 U.S. Cellular entered into a definitive agreement to sell the majority of its St. Louis area unbuilt license for $92.3 million.  This transaction is subject to regulatory approval and is expected to close by the end of 2013.  In accordance with GAAP, the book value of both licenses has been accounted for and disclosed as “held for sale” in the Consolidated Balance Sheet at September 30, 2013.

	U.S. Cellular acquisitions during the nine months ended September 30, 2013 and 2012 and the allocation of the purchase price for these acquisitions were as follows:

		Allocation of Purchase Price
	Purchase Price	Goodwill	Licenses	Intangible Assets Subject to Amortization	Net Tangible Assets/(Liabilities)
(Dollars in thousands)
2013
Licenses	$16,540	$-	$16,540	$-	$-

2012
Licenses	$57,957	$-	$57,957	$-	$-

	At September 30, 2013 and December 31, 2012, the following assets and liabilities were classified in the Consolidated Balance Sheet as "Assets held for sale" and "Liabilities held for sale":

	Current Assets	Licenses	Goodwill	Property, Plant and Equipment	Loss on Assets Held for Sale (1)	Total Assets Held for Sale	Liabilities Held for Sale (2)
(Dollars in thousands)
September 30, 2013
Divestiture of Missouri Market (3)	$726	$2,909	$669	$3,179	$(1,607)	$5,876	$471
Divestiture of Spectrum Licenses (4)	-	72,537	-	-	-	72,537	-
Total	$726	$75,446	$669	$3,179	$(1,607)	$78,413	$471

December 31, 2012
Divestiture Transaction	$-	$140,599	$72,994	$-	$-	$213,593	$19,594
Bolingbrook Customer Care Center (5)	-	-	-	4,275	(1,105)	3,170	-
Total	$-	$140,599	$72,994	$4,275	$(1,105)	$216,763	$19,594

(1)	Loss on assets held for sale was recorded in (Gain) loss on sale of business and other exit costs, net in the Consolidated Statement of Operations.
(2)	Liabilities held for sale primarily consisted of Customer deposits and deferred revenues.
(3)	On May 15, 2013, U.S. Cellular entered into an agreement with a third party to sell the subscribers, spectrum and the network assets for a Missouri market.
(4)	U.S. Cellular and/or its consolidated VIEs entered into agreements with third parties to sell unbuilt licenses in Mississippi Valley; St. Louis, MO; South Bend-Mishawaka, IN and Jackson, MI.
(5)	Effective January 1, 2013, U.S. Cellular transferred its Bolingbrook Customer Care Center operations to an existing third party vendor.

6.   Intangible Assets

Changes in U.S. Cellular’s Licenses and Goodwill for the nine months ended September 30, 2013 and 2012 are presented below.

Licenses
	September 30, 2013	September 30, 2012
(Dollars in thousands)
Balance, beginning of period	$1,456,794	$1,470,769
Acquisitions	16,540	57,957
Transferred to Assets held for sale	(75,446)	-
Other	-	3,147
Balance, end of period	$1,397,888	$1,531,873

Goodwill
	September 30, 2013	September 30, 2012
(Dollars in thousands)
Assigned value at time of acquisition	$494,737	$494,737
Accumulated impairment losses in prior periods	-	-
Transferred to Assets held for sale	(72,994)	-
Balance, beginning of period	421,743	494,737
Transferred to Assets held for sale	(669)	-
NY1 & NY2 Deconsolidation	(33,714)	-
Balance, end of period	$387,360	$494,737

7.   Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $37.4 million and $24.8 million in the three months ended September 30, 2013 and 2012, respectively, and $99.8 million and $71.6 million in the nine months ended September 30, 2013 and 2012, respectively; of those amounts, U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $20.8 million and $18.3 million in the three months ended September 30, 2013 and 2012, respectively, and $61.2 million and $54.6 million in the nine months ended September 30, 2013 and 2012, respectively. U.S. Cellular held a 5.5% ownership interest in the LA Partnership during these periods.

The following table, which is based on information provided in part by third parties, summarizes the combined results of operations of U.S. Cellular’s equity method investments.  Such combined results of operations include the results of the NY1 & NY2 Partnerships from April 3, 2013, the effective date of their deconsolidation as discussed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(Dollars in thousands)
Revenues	$1,577,934	$1,446,311	$4,615,224	$4,298,176
Operating expenses	1,125,966	1,063,285	3,288,743	3,150,168
Operating income	451,968	383,026	1,326,481	1,148,008
Other income, net	1,063	(51)	2,764	2,185
Net income	$453,031	$382,975	$1,329,245	$1,150,193

NY1 & NY2 Deconsolidation

U.S. Cellular holds a 60.00% interest in NY1 and a 57.14% interest in NY2 (together with NY1, the “Partnerships”).  The remaining interests in the Partnerships are held by Cellco Partnership d/b/a Verizon Wireless (“Verizon Wireless”).  The Partnerships are operated by Verizon Wireless under the Verizon Wireless brand.  Prior to April 3, 2013, because U.S. Cellular owned a greater than 50% interest in each of these Partnerships and based on U.S. Cellular’s rights under the Partnership Agreements, U.S. Cellular consolidated the financial results of these Partnerships in accordance with GAAP.

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

In accordance with GAAP, as a result of the NY1 & NY2 Deconsolidation, U.S. Cellular’s interest in the Partnerships was reflected in Investments in unconsolidated entities at a fair value of $114.8 million as of April 3, 2013. Recording U.S. Cellular’s interest in the Partnerships required allocation of the excess of fair value over book value to customer lists, licenses, a favorable contract and goodwill of the Partnerships. Amortization expense related to customer lists and the favorable contract will be recognized over their respective useful lives and is included in Equity in earnings of unconsolidated entities in the Consolidated Statement of Operations.  In addition, U.S. Cellular recognized a non-cash pre-tax gain of $18.5 million in the second quarter of 2013.  The gain was recorded in Gain on investments in the Consolidated Statement of Operations.

The Partnerships were valued using a discounted cash flow approach and a publicly-traded guideline company method. The discounted cash flow approach uses value drivers and risks specific to the industry and current economic factors.  The cash flow estimates incorporated assumptions that market participants would use in their estimates of fair value and may not be indicative of U.S. Cellular specific assumptions.  The most significant assumptions made in this process were the revenue growth rate (shown as a simple average in the table below), the terminal revenue growth rate, discount rate and capital expenditures.  The assumptions were as follows:

Key assumptions
Average expected revenue growth rate (next ten years)	2.0%
Terminal revenue growth rate (after year ten)	2.0%
Discount rate	10.5%
Capital expenditures as a percentage of revenue	14.9-18.8%

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

8.   Commitments, Contingencies and Other Liabilities

Agreements

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  In July 2013, U.S. Cellular implemented B/OSS, pursuant to an updated Statement of Work dated June 29, 2012.  Total payments to Amdocs related to this implementation are estimated to be approximately $183.5 million (subject to certain potential adjustments) over the period from commencement of the SLMA through the first half of 2014.  As of September 30, 2013, $133.3 million had been paid to Amdocs.

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

U.S. Cellular has accrued $1.7 million with respect to legal proceedings and unasserted claims as of both September 30, 2013 and December 31, 2012. U.S. Cellular has not accrued any amount for legal proceedings if it cannot reasonably estimate the amount of the possible loss or range of loss. U.S. Cellular does not believe that the amount of any contingent loss in excess of the amounts accrued would be material.

Apple iPhone Products Purchase Commitment

In March 2013, U.S. Cellular entered into an agreement with Apple to purchase an estimated $1.2 billion of Apple iPhone products over a three-year period beginning in November 2013.

9.  Variable Interest Entities (VIEs)

Consolidated VIEs

As of September 30, 2013, U.S. Cellular holds a variable interest in and consolidates the following VIEs under GAAP:

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

The following table presents the classification of the consolidated VIEs’ assets and liabilities in U.S. Cellular’s Consolidated Balance Sheet.

	September 30, 2013	December 31, 2012
(Dollars in thousands)
Assets
Cash and cash equivalents	$2,669	$5,849
Other current assets	1,190	120
Licenses	308,091	308,091
Property, plant and equipment, net	17,535	16,443
Other assets and deferred charges	541	887
Total assets	$330,026	$331,390

Liabilities
Current liabilities	$3	$1,013
Deferred liabilities and credits	3,280	3,024
Total liabilities	$3,283	$4,037

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

U.S. Cellular’s capital contributions and advances made to Aquinas Wireless and King Street Wireless and/or their general partners in the nine months ended September 30, 2012 totaled $5.0 million. There were no capital contributions or advances made to Aquinas Wireless or King Street Wireless or their general partners in the nine months ended September 30, 2013.

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

Share repurchases made under this authorization were as follows:

	Nine Months Ended
	September 30,
	2013	2012
(Dollars and shares in thousands, except cost per share)
Number of shares	499	-
Average cost per share	$37.19	$-
Total cost	$18,544	$-

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

The estimated aggregate amount that would be due and payable to settle all of these noncontrolling interests, assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on September 30, 2013, net of estimated liquidation costs, is $61.3 million.  This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet.  The estimate of settlement value was based on certain factors and assumptions which are subjective in nature.  Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.  U.S. Cellular currently has no plans or intentions relating to the liquidation of any of the related partnerships or LLCs prior to their scheduled termination dates.  The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at September 30, 2013 was $17.4 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is due primarily to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs.  Neither the noncontrolling interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements.

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

	Nine Months Ended
	September 30,
	2013	2012
(Dollars and shares in thousands)
Common Shares withheld	524	78

Aggregate value of Common Shares withheld	$21,387	$3,076

Cash receipts upon exercise of stock options	$7,223	$793
Cash disbursements for payment of taxes	(4,383)	(3,092)
Net cash receipts (disbursements) from exercise of stock options and vesting of other stock awards	$2,840	$(2,299)

On September 27, 2012, the FCC conducted a single round, sealed bid, reverse auction to award up to $300 million in one-time Mobility Fund Phase I support to successful bidders that commit to provide 3G, or better, wireless service in areas designated as unserved by the FCC.  This auction was designated by the FCC as Auction 901. U.S. Cellular and several of its wholly-owned subsidiaries participated in Auction 901 and were winning bidders in eligible areas within 10 states and will receive up to $40.1 million in one-time support from the Mobility Fund. These funds will reduce the carrying amount of the assets to which they relate or will offset operating expenses.  U.S. Cellular has received $13.4 million in support funds as of September 30, 2013, of which $12.1 million is included as a component of Other assets and deferred charges in the Consolidated Balance Sheet and $1.3 million reduced the carrying amount of the assets to which they relate, which are included in Property, plant and equipment in the Consolidated Balance Sheet.

On June 25, 2013, U.S. Cellular paid a special cash dividend of $5.75 per share, for an aggregate amount of $482.3 million, to all holders of U.S. Cellular Common Shares and Series A Common Shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

United States Cellular Corporation (“U.S. Cellular”) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 84%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”) as of September 30, 2013.

U.S. Cellular provides wireless telecommunications services to approximately 4.9 million customers in four geographic market areas in 23 states. As of September 30, 2013, U.S. Cellular’s average penetration rate in its consolidated operating markets was 15.3%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.

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

Financial and operating highlights in the nine months ended September 30, 2013 included the following:

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

•         On May 16, 2013, U.S. Cellular completed the sale of the Divestiture Markets (as defined below in the 2013 Estimates section), which included customers and certain PCS license spectrum, to Sprint Nextel Corporation for $480 million in cash (the “Divestiture Transaction”).  In connection with the sale, U.S. Cellular recognized a pre-tax gain of $266.4 million which was recorded in (Gain) loss on sale of business and other exit costs, net in the Consolidated Statement of Operations.  See Note 5 – Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for additional information regarding this transaction.

•         On June 25, 2013, U.S. Cellular paid a special cash dividend of $5.75 per share, for an aggregate amount of $482.3 million, to all holders of U.S. Cellular Common Shares and Series A Common Shares.

•         Total consolidated customers were 4,875,000 at September 30, 2013, including 4,713,000 retail customers (97% of total).

The following information is presented for Core Markets (as defined below in the 2013 Estimates section) excluding NY1 & NY2 markets:

•         Retail customer net losses were 118,000 in 2013 compared to net additions of 14,000 in 2012. In the postpaid category, there were net losses of 146,000 in 2013, compared to net losses of 73,000 in 2012. Prepaid net additions were 28,000 in 2013 compared to net additions of 87,000 in 2012.

•         Postpaid customers comprised approximately 92% of U.S. Cellular’s retail customers as of September 30, 2013. The postpaid churn rate was 1.6% in 2013 compared to 1.5% in 2012. The prepaid churn rate was 6.2% in 2013 compared to 5.2% in 2012.

•         Billed average revenue per user (“ARPU”) increased to $50.98 in 2013 from $50.48 in 2012 reflecting an increase in postpaid ARPU due to increases in smartphone adoption and corresponding revenues from data products and services. Service revenue ARPU decreased to $57.83 in 2013 from $58.76 in 2012 due primarily to decreases in inbound roaming and eligible telecommunications carriers (“ETC”) revenues.

•         Postpaid customers on smartphone service plans increased to 47% as of September 30, 2013 compared to 38% as of September 30, 2012. In addition, smartphones represented 64% of all devices sold in 2013 compared to 53% in 2012.

The following information is presented for U.S. Cellular consolidated results:

•         Retail service revenues decreased by $223.3 million, or 8%, in 2013 to $2,438.7 million due to a decrease in U.S. Cellular’s average customer base (including the reductions caused by the Divestiture Transaction and NY1 & NY2 Deconsolidation) partially offset by an increase in billed ARPU.

•         Cash flows from operating activities were $296.2 million. At September 30, 2013, Cash and cash equivalents and Short-term investments totaled $228.3 million and there were no outstanding borrowings under the revolving credit facility.

•         U.S. Cellular completed the migration of its customers to a new Billing and Operational Support System (“B/OSS”) which includes a new point-of-sale system and consolidates billing on one platform. This conversion resulted in billing delays, which caused Accounts receivable to increase at September 30, 2013. Future results of operations and cash flows may continue to be impacted by billing delays.

•         Total additions to Property, plant and equipment were $529.4 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, deploy fourth generation Long-term Evolution (“4G LTE”) equipment, outfit new and remodel existing retail stores, develop new billing and other customer management related systems and platforms, and enhance existing office systems. Total cell sites in service decreased 4% year-over-year to 7,687 primarily as a result of the NY1 & NY2 Deconsolidation and the deactivation of certain cell sites in the Divestiture Markets.

•         Operating income decreased $40.1 million, or 18%, to $177.4 million in 2013, reflecting the factors discussed below in the “Results of Operations”.

•         Net income attributable to U.S. Cellular shareholders decreased $12.2 million, or 8%, to $138.4 million in 2013 compared to $150.6 million in 2012. Basic earnings per share was $1.65 in 2013, which was $0.13 lower than in 2012, and Diluted earnings per share was $1.64, which was $0.13 lower than in 2012.

U.S. Cellular anticipates that its future results may be affected by the following factors:

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

•         Expanded distribution of products and services in third-party national retailers;

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

•         The ability to negotiate satisfactory 4G LTE data roaming agreements with other wireless operators;

•         Economic or competitive factors that restrict U.S. Cellular’s access to devices desired by customers;

•         As mentioned above, U.S. Cellular’s conversion to a new billing system in the third quarter of 2013 caused billing delays. In addition, intermittent system outages and delayed system response times negatively impacted customer service and sales operations at certain times. Existing and potential future operational problems associated with the conversion to the new billing system could have adverse effects on customer satisfaction, customer service, customer attrition, gross customer additions, uncollectible customer accounts receivable, or operating expenses. All of these factors could have a material adverse effect on U.S. Cellular’s results of operations or cash flows.

•         On October 4, 2013, U.S. Cellular sold the majority of its Mississippi Valley non-operating market license (“unbuilt license”) for $308.0 million. The sale will result in a $252.2 million gain and a $96.0 million current tax expense, which will be recorded in the fourth quarter of 2013; and

•         On August 14, 2013, U.S. Cellular entered into a definitive agreement to sell the majority of its St. Louis area unbuilt license for $92.3 million.  This transaction will result in an estimated gain of $76.2 million and an estimated current tax expense of $28.5 million.  This transaction is subject to regulatory approval and is expected to close by the end of 2013.

FCC Reform Order

In 2011, the FCC released an order (“Reform Order”) to: reform its universal service and intercarrier compensation mechanisms; establish a new, broadband-focused support mechanism; and propose further rules to advance reform.  Appeals of the Reform Order are pending, have been consolidated and will be argued in the U.S. Court of Appeals for the 10th Circuit on November 19, 2013, with a decision anticipated in 2014.

There have been no significant changes to the Reform Order since December 31, 2012 that are expected to adversely affect U.S. Cellular.  U.S. Cellular cannot predict the outcome of the consolidated appeals referred to above or any future rulemaking, reconsideration and legal challenges and, as a consequence, the impacts that such potential developments may have on U.S. Cellular’s business, financial condition or results of operations.

Auction 901

On September 27, 2012, the FCC conducted a single round, sealed bid, reverse auction to award up to $300 million in one-time Mobility Fund Phase I support to successful bidders that commit to provide 3G, or better, wireless service in areas designated as unserved by the FCC.  This auction was designated by the FCC as Auction 901. U.S. Cellular and several of its wholly-owned subsidiaries participated in Auction 901 and were winning bidders in eligible areas within 10 states and will receive up to $40.1 million in one-time support from the Mobility Fund, $13.4 million of which was received as of September 30, 2013.  In June 2013, U.S. Cellular provided $17.4 million in letters of credit to the FCC.

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

FCC Interoperability Order

On October 25, 2013, the FCC adopted a Report and Order and Order of Proposed Modification confirming a voluntary industry agreement on interoperability in the Lower 700 MHz spectrum band.   The FCC's Report and Order lays out a roadmap for the voluntary commitments of AT&T and DISH Network Corporation ("DISH") to become fully binding under a regulatory frame work which will require the FCC to take additional actions proposed to be completed by the first quarter of 2014. Pursuant to this voluntary agreement, AT&T will begin incorporating changes in its network and devices that will foster interoperability across all paired spectrum blocks in the Lower 700 MHz Band and support LTE roaming on AT&T networks for carriers with compatible Band 12 devices, consistent with the FCC’s rules on roaming.  As outlined in its voluntary commitment, AT&T will be implementing the foregoing changes in phases starting with network software enhancement taking place possibly through the third quarter of 2015 with the AT&T Band 12 device roll-out to follow.  In addition the FCC has adopted changes in its technical rules for certain unpaired spectrum licensed to AT&T and DISH in the Lower 700 MHz band to enhance prospects for Lower 700 MHz interoperability.  AT&T’s network and devices currently only interoperate across two of the three paired blocks in the Lower 700 MHz band.   U.S. Cellular’s LTE deployment, carried out in conjunction with its partner, King Street Wireless, utilizes spectrum in all three of these blocks and consequently was not interoperable with the AT&T configuration.  U.S. Cellular believes that the FCC action will broaden the ecosystem of devices available to U.S. Cellular’s customers over time.

Cash Flows and Investments

See “Financial Resources” and “Liquidity and Capital Resources” below for additional information.

Pro Forma Financial Information

Refer to U.S. Cellular’s Form 8-K filed on November 1, 2013 for pro forma financial information related to the Divestiture Transaction and the NY1 & NY2 Deconsolidation for the three and nine months ended September 30, 2013.

2013 ESTIMATES

U.S. Cellular’s estimates of full-year 2013 results are shown below.  Such estimates represent U.S. Cellular’s views as of the date of filing U.S. Cellular’s Form 10-Q for the quarter ended September 30, 2013.  Such forward‑looking statements should not be assumed to be current as of any future date.  U.S. Cellular undertakes no duty to update such information, whether as a result of new information, future events or otherwise.  There can be no assurance that final results will not differ materially from such estimated results.

	2013 Estimated Results (1)
	Core Markets (2)		Divestiture Markets (2)(3)		U.S. Cellular Consolidated (2)(3)
	Previous	Current	Previous	Current	Previous	Current
(Dollars in millions)
Service revenues	$3,475 - $3,575	$3,450 - $3,500	$140	Unchanged	$3,615-$3,715	$3,590-$3,640
Adjusted income before income taxes (4)	$560 - $660	Unchanged	$40	Unchanged	$600-$700	Unchanged
Capital expenditures	$730	Unchanged	$5	Unchanged	$735	Unchanged

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

These estimates also reflect the impacts of the deconsolidation of certain partnerships as of April 2013.  These estimates do not include (i) the reported gain on sale of business and other exit costs, net (ii) the reported gain on investments, or (iii) the actual or expected gains from spectrum license divestitures.  New developments or changing conditions (such as, but not limited to, regulatory developments, customer net growth, customer demand for data services or possible acquisitions, dispositions or exchanges) could affect U.S. Cellular’s plans and, therefore, its 2013 estimated results.

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

(4)     Adjusted income before income taxes is a non-GAAP financial measure defined as Income before income taxes, adjusted for the items set forth in the reconciliation below.  Adjusted income before income taxes excludes these items in order to show operating results on a more comparable basis from period to period.  In addition, U.S. Cellular may also exclude other items from adjusted income before income taxes if such items help reflect operating results on a more comparable basis.  U.S. Cellular does not intend to imply that any such amounts that are excluded are non-recurring, infrequent or unusual; such amounts may occur in the future.  Adjusted income before income taxes is not a measure of financial performance under GAAP and should not be considered as an alternative to Income before income taxes as an indicator of the Company’s operating performance or as an alternative to Cash flows from operating activities, determined in accordance with GAAP, as an indicator of cash flows or as a measure of liquidity.  U.S. Cellular believes Adjusted income before income taxes is a useful measure of U.S. Cellular’s operating results before significant recurring non-cash charges, discrete gains and losses and financing charges (Interest expense).  The following tables provide a reconciliation of Income (loss) before income taxes to Adjusted income before income taxes for 2013 Estimated Results, nine months ended September 30, 2013 actual results, and 2012 actual results:

	2013 Estimated Results
	Core Markets (2)	Divestiture Markets (2)(3)	U.S. Cellular Consolidated (2)(3)
(Dollars in millions)
Income (loss) before income taxes	$315-$415	$35	$350-$450
Depreciation, amortization and accretion expense (5)	$540	$250	$790
(Gain) loss on sale of business and other exit costs, net	—	($245)	($245)
(Gain) loss from spectrum license divestitures	($325)	—	($325)
(Gain) loss on investments	($20)	—	($20)
Interest expense	$50	—	$50
Adjusted income before income taxes	$560-$660	$40	$600-$700

	U.S. Cellular Consolidated Actual Results
		Nine Months Ended September 30, 2013	Year Ended December 31, 2012

Income before income taxes		$266	$205
Depreciation, amortization and accretion expense (5)		593	609
(Gain) loss on sale of business and other exit costs, net		(244)	21
(Gain) loss from spectrum license divestitures		—	—
(Gain) loss on investments		(18)	4
Interest expense		33	42
Adjusted income before income taxes		$630	$881

(5)     The 2013 estimated amount for Depreciation, amortization and accretion expense in the Divestiture Markets includes approximately $171 million of incremental accelerated depreciation, amortization and accretion resulting from the Divestiture Transaction.  Actual results for the nine months ended September 30, 2013 and the year ended December 31, 2012 include $134 million and $20 million, respectively, of incremental accelerated depreciation, amortization and accretion resulting from the Divestiture Transaction.

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

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

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

As of or for Nine Months Ended September 30,	2013	2012
Retail Customers
Postpaid
Total at end of period	4,343,000	5,175,000
Gross additions	521,000	639,000
Net additions (losses)	(254,000)	(124,000)
ARPU(1)	$54.61	$54.26
Churn rate(2)	1.8%	1.6%
Smartphone penetration(3)(4)	47.1%	38.6%
Prepaid
Total at end of period	370,000	386,000
Gross additions	246,000	261,000
Net additions (losses)	5,000	81,000
ARPU(1)	$31.46	$33.06
Churn rate(2)	6.6%	6.1%
Total customers at end of period	4,875,000	5,808,000
Billed ARPU(1)	$50.94	$50.77
Service revenue ARPU(1)	$57.86	$58.93
Smartphones sold as a percent of total devices sold	64.2%	53.0%
Total Population
Consolidated markets(5)	84,025,000	92,996,000
Consolidated operating markets(5)	31,822,000	46,966,000
Market penetration at end of period
Consolidated markets(6)	5.8%	6.2%
Consolidated operating markets(6)	15.3%	12.4%
Capital expenditures (000s)	$529,366	$583,632
Total cell sites in service	7,687	7,984
Owned towers in service	4,422	4,377

Following is a table of summarized operating data for U.S. Cellular's Core Markets. For comparability NY1 and NY2 markets' results are not included in Core Markets as of or for the nine months ended September 30, 2013 or 2012, respectively.

As of or for Nine Months Ended September 30,	2013	2012
Retail Customers
Postpaid
Total at end of period	4,343,000	4,515,000
Gross additions	506,000	538,000
Net additions (losses)	(146,000)	(73,000)
ARPU(1)	$54.46	$53.57
Churn rate(2)	1.6%	1.5%
Smartphone penetration(3)(4)	47.1%	37.8%
Prepaid
Total at end of period	370,000	305,000
Gross additions	232,000	201,000
Net additions (losses)	28,000	87,000
ARPU(1)	$31.21	$32.83
Churn rate(2)	6.2%	5.2%
Total customers at end of period	4,875,000	5,012,000
Billed ARPU (1)	$50.98	$50.48
Service revenue ARPU(1)	$57.83	$58.76
Smartphones sold as a percent of total devices sold	64.4%	53.0%
Total Population
Consolidated markets(5)	84,025,000	82,595,000
Consolidated operating markets(5)	31,822,000	31,110,000
Market penetration at end of period
Consolidated markets(6)	5.8%	6.1%
Consolidated operating markets(6)	15.3%	16.1%
Capital expenditures (000s)	$523,835	$527,443
Total cell sites in service	6,127	6,089
Owned towers in service	3,859	3,818

(1)     ARPU metrics are calculated by dividing a revenue base by an average number of customers by the number of months in the period.  These revenue bases and customer populations are shown below:

a.       Postpaid ARPU consists of total postpaid service revenues and postpaid customers.

b.       Prepaid ARPU consists of total prepaid service revenues and prepaid customers.

c.        Billed ARPU consists of total postpaid, prepaid and reseller service revenues and postpaid, prepaid and reseller customers.

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

Components of Operating Income

Nine Months Ended September 30,	2013	2012	Change	Percentage Change
(Dollars in thousands)
Retail service	$2,438,715	$2,661,965	$(223,250)	(8)%
Inbound roaming	202,904	272,627	(69,723)	(26)%
Other	128,026	155,340	(27,314)	(18)%
Service revenues	2,769,645	3,089,932	(320,287)	(10)%
Equipment sales	246,467	246,946	(479)	-
Total operating revenues	3,016,112	3,336,878	(320,766)	(10)%

System operations (excluding Depreciation, amortization and accretion reported below)	585,997	725,636	(139,639)	(19)%
Cost of equipment sold	652,153	626,765	25,388	4%
Selling, general and administrative	1,234,675	1,315,823	(81,148)	(6)%
Depreciation, amortization and accretion	593,410	439,391	154,019	35%
Loss on asset disposals, net	16,153	15,967	186	1%
(Gain) loss on sale of business and other exit costs, net	(243,627)	(4,148)	(239,479)	>100%
Total operating expenses	2,838,761	3,119,434	(280,673)	(9)%
Operating income	$177,351	$217,444	$(40,093)	(18)%

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

Retail service revenues

Retail service revenues decreased by $223.3 million, or 8%, in 2013 to $2,438.7 million due to a decrease in U.S. Cellular’s average customer base (including the reductions caused by the Divestiture Transaction and NY1 & NY2 Deconsolidation) partially offset by an increase in billed ARPU.

Billed ARPU increased to $50.94 in 2013 from $50.77 in 2012. This overall increase is due primarily to an increase in postpaid ARPU to $54.61 in 2013 from $54.26 in 2012, reflecting increases in smartphone adoption and corresponding revenues from data products and services.

U.S. Cellular expects continued pressure on revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings offset to some degree by continued adoption of smartphones and data usage.

U.S. Cellular accounts for loyalty reward points under the deferred revenue method. Under this method, U.S. Cellular allocates a portion of the revenue billed to customers with applicable plans to the loyalty reward points. The revenue allocated to these points is initially deferred in the Consolidated Balance Sheet and is recognized in future periods when the loyalty reward points are redeemed or used. Application of the deferred revenue method of accounting related to loyalty reward points resulted in deferring net revenues of $19.6 million and $19.8 million in 2013 and 2012, respectively. Deferred revenues related to loyalty reward points are included in Customer deposits and deferred revenues in the Consolidated Balance Sheet.

Inbound roaming revenues

Inbound roaming revenues decreased by $69.7 million, or 26%, in 2013 to $202.9 million. The decrease was due primarily to lower rates and the impacts of the Divestiture Transaction and NY1 & NY2 Deconsolidation.  Data volume increased year-over-year but the impact of this increase was offset by the combined impacts of lower volume for voice and lower rates for both data and voice. The decline in roaming revenues was offset by a decline in roaming expense also due to lower rates. U.S. Cellular expects continued growth in data volume but also expects that the revenue impact of this growth will be offset by the impacts of decreases in data rates and voice volume.

Other revenues

Other revenues decreased by $27.3 million, or 18%, in 2013 compared to 2012 due primarily to decreases in ETC support. Pursuant to the FCC's Reform Order (see “Overview – FCC Reform Order” above), ETC support was frozen on January 1, 2012 at the 2011 level and is being phased down at the rate of 20% per year beginning July 1, 2012.

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

Equipment sales revenues were flat in 2013 compared to 2012. An increase of 19% in average revenue per device sold and an increase in equipment activation fees were offset by selling fewer devices partially due to the Divestiture Transaction. Average revenue per device sold increased due to general customer preference for higher-priced smartphones.

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

Key components of the $139.6 million, or 19%, decrease in System operations expenses to $586.0 million were as follows:

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming decreased $58.5 million, or 31%, due primarily to lower rates. Data roaming usage increased; however, the impact of the increase was more than offset by lower rates for both data and voice and lower voice volume.

•         Customer usage expenses decreased by $43.4 million, or 19%, driven by impacts of the Divestiture Transaction and decreases in intercarrier charges and certain data costs partially offset by increases due to network costs for 4G LTE.

•         Maintenance, utility and cell site expenses decreased $37.7 million, or 12%, driven primarily by impacts of the Divestiture Transaction.

U.S. Cellular expects system operations expenses to increase in the future to support the continued growth in cell sites and other network facilities as it continues to add capacity, enhance quality and deploy new technologies as well as to support increases in total customer usage, particularly data usage. However, these increases are expected to be offset to some extent by cost savings generated by shifting data traffic to the 4G LTE network from the 3G network.

Cost of equipment sold

Cost of equipment sold increased by $25.4 million, or 4%, in 2013 to $652.2 million. The increase was driven by a 28% increase in the average cost per device sold, which more than offset the impact of selling fewer devices. Average cost per device sold increased due to general customer preference for higher-priced 4G LTE smartphones. The total number of devices sold decreased by 17% partially due to the Divestiture Transaction.

U.S. Cellular's loss on equipment, defined as equipment sales revenues less cost of equipment sold, was $405.7 million and $379.8 million for 2013 and 2012, respectively. U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as wireless carriers continue to use device availability and pricing as a means of competitive differentiation. In addition, U.S. Cellular expects increasing sales of smartphones, including sales of Apple iPhones, to result in higher equipment subsidies over time; these devices generally have higher purchase costs which cannot be recovered through proportionately higher selling prices to customers. Smartphones sold as a percentage of total devices sold were 64.2% and 53.0% in 2013 and 2012, respectively.

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

Key components of the $81.1 million, or 6%, decrease to $1,234.7 million were as follows:

•         Selling and marketing expense decreased by $65.3 million, or 11%, primarily from lower commission expenses, more cost-effective advertising spending and reduced employee and facilities costs as a result of the Divestiture Transaction.

•         General and administrative expense decreased by $15.8 million, or 2%, driven by corporate cost containment and reduction initiatives partially offset by costs associated with launching the new billing system.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased $154.0 million, or 35%, in 2013 to $593.4 million due primarily to the acceleration of depreciation, amortization and accretion in the Divestiture Markets.  The impact of the acceleration was $134.0 million in 2013. The accelerated depreciation, amortization and accretion in the Divestiture Markets is expected to conclude in the first quarter of 2014.

(Gain) loss on sale of business and other exit costs, net

The net gain in 2013 resulted from the closing and continued impacts of the Divestiture Transaction.  The net gain in 2012 resulted from the sale of a wireless market.

Components of Other Income (Expense)

Nine Months Ended September 30,	2013	2012	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating income	$177,351	$217,444	$(40,093)	(18)%

Equity in earnings of unconsolidated entities	99,797	71,584	28,213	39%
Interest and dividend income	2,967	2,823	144	5%
Gain (loss) on investments	18,527	(3,728)	22,255	>100%
Interest expense	(32,393)	(35,272)	2,879	(8)%
Other, net	153	173	(20)	(12)%
Total investment and other income	89,051	35,580	53,471	>100%

Income before income taxes	266,402	253,024	13,378	5%
Income tax expense	121,618	82,624	38,994	47%

Net income	144,784	170,400	(25,616)	(15)%
Less: Net income attributable to noncontrolling interests, net of tax	6,338	19,772	(13,434)	(68)%
Net income attributable to U.S. Cellular shareholders	$138,446	$150,628	$(12,182)	(8)%

Basic earnings per share attributable to U.S. Cellular shareholders	$1.65	$1.78	$(0.13)	(7)%

Diluted earnings per share attributable to U.S. Cellular shareholders	$1.64	$1.77	$(0.13)	(7)%

Equity in earnings of unconsolidated entities

U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $61.2 million to Equity in earnings of unconsolidated entities in 2013 compared to $54.6 million in 2012. In 2013, U.S. Cellular’s investments in the NY1 & NY2 Partnerships contributed $18.2 million.

On April 3, 2013, U.S. Cellular deconsolidated the NY1 & NY2 Partnerships and began reporting them as equity method investments in its consolidated financial statements as of that date.  In connection with the deconsolidation, U.S. Cellular recognized a non-cash pre-tax gain of $18.5 million which was recorded in Gain (loss) on investments for the nine months ended September 30, 2013. See Note 7 – Investments in Unconsolidated Entities for additional information.

Interest expense

The decrease in interest expense was due primarily to an increase in capitalized interest on projects related to network and system enhancements in 2013.  Capitalized interest was $14.3 million and $12.6 million for 2013 and 2012, respectively.

Income tax expense

See Note 3 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of the change in income tax expense and the overall effective tax rate on Income before income taxes.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Components of Operating Income (Loss)

Three Months Ended September 30,	2013	2012	Change	Percentage Change
(Dollars in thousands)
Retail service	$752,316	$884,219	$(131,903)	(15)%
Inbound roaming	71,997	106,132	(34,135)	(32)%
Other	38,017	46,019	(8,002)	(17)%
Service revenues	862,330	1,036,370	(174,040)	(17)%
Equipment sales	76,906	103,987	(27,081)	(26)%
Total operating revenues	939,236	1,140,357	(201,121)	(18)%

System operations (excluding Depreciation, amortization and accretion reported below)	177,431	249,245	(71,814)	(29)%
Cost of equipment sold	193,392	248,029	(54,637)	(22)%
Selling, general and administrative	410,468	438,526	(28,058)	(6)%
Depreciation, amortization and accretion	200,985	145,151	55,834	38%
Loss on asset disposals, net	1,701	11,262	(9,561)	(85)%
(Gain) loss on sale of business and other exit costs, net	(1,534)	65	(1,599)	>100%
Total operating expenses	982,443	1,092,278	(109,835)	(10)%
Operating income (loss)	$(43,207)	$48,079	$(91,286)	>(100)%

Operating Revenues

Retail service revenues

Retail service revenues decreased $131.9 million, or 15%, to $752.3 million in 2013 due primarily to a decrease in U.S. Cellular’s average customer base (including the reductions caused by the Divestiture Transaction and NY1 & NY2 Deconsolidation) partially offset by an increase in billed ARPU.

Billed ARPU per customer increased to $50.92 in 2013 compared to $50.83 in 2012. The net increase resulted primarily from growth in revenues from data products and services offset by declines in voice revenues.

Application of the deferred revenue method of accounting related to loyalty reward points resulted in deferring net revenues of $10.0 million and $7.1 million in 2013 and 2012, respectively. These amounts are included in the Customer deposits and deferred revenues in the Consolidated Balance Sheet.

Inbound roaming revenues

Inbound roaming revenues decreased by $34.1 million, or 32%, to $72.0 million in 2013 compared to 2012. The decrease was due to lower usage and rates for both data and voice and the impacts of the Divestiture Transaction and NY1 & NY2 Deconsolidation.  The decline in roaming revenues was offset by a decline in roaming expense also due to lower rates.

Other revenues

Other revenues decreased by $8.0 million, or 17%, to $38.0 million due primarily to a decrease in ETC revenues.  ETC revenues in 2013 were $23.7 million compared to $31.1 million in 2012 and decreased due to the phase down of USF support as described in Results of Operations – U.S. Cellular for the nine months ended September 30, 2013.

Equipment sales revenues

Equipment sales revenues decreased by $27.1 million, or 26%, in 2013 to $76.9 million driven by a 32% decrease in total devices sold primarily due to the Divestiture Transaction partially offset by a 14% increase in average revenue per device sold.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the overall decrease in System operations expenses were as follows:

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming decreased $20.6 million, or 31%, due primarily to lower rates. Data roaming usage increased; however, the impact of the increase was more than offset by lower rates for both data and voice and lower voice volume.

•         Maintenance, utility and cell site expenses decreased $28.8 million, or 28%, due primarily to the impacts of the Divestiture Transaction.

•         Customer usage expense decreased $22.4 million, or 29%, driven by impacts of the Divestiture Transaction and decreases in intercarrier charges and certain data costs partially offset by increases due to network costs for 4G LTE.

Cost of equipment sold

Cost of equipment sold decreased in 2013 compared to 2012 due primarily to a 32% decrease in the total number of devices sold for the reason noted above partially offset by an increase of 24% in average cost per device sold due to a shift in the mix of units sold to higher-priced smartphones.

Selling, general and administrative

Key components of the $28.1 million, or 6%, decrease to $410.5 million were as follows:

•         Selling and marketing expense decreased by $28.8 million, or 14%, primarily from lower commission expenses, more cost-effective advertising spending and reduced employee and facilities costs as a result of the Divestiture Transaction.

•         General and administrative expense was flat in 2013 compared to 2012. Decreases due to corporate cost containment and reduction initiatives were offset by costs associated with launching the new billing system.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased $55.8 million, or 38%, in 2013 to $201.0 million due primarily to the acceleration of depreciation, amortization and accretion in the Divestiture Markets. The impact of the acceleration was $45.7 million in 2013.

Loss on asset disposals, net

Loss on assets disposals, net decreased $9.6 million due primarily to higher disposals of certain network equipment in 2012.

(Gain) loss on sale of business and other exit costs, net

The net gain in 2013 resulted from continued impacts of the Divestiture Transaction.

Components of Other Income (Expense)

				Percentage
Three Months Ended September 30,	2013	2012	Change	Change
(Dollars in thousands, except per share amounts)
Operating income (loss)	$(43,207)	$48,079	$(91,286)	>(100)%

Equity in earnings from unconsolidated entities	37,360	24,816	12,544	51%
Interest and dividend income	1,095	935	160	17%
Interest expense	(11,329)	(9,501)	(1,828)	19%
Other, net	47	200	(153)	(77)%
Total investment and other income	27,173	16,450	10,723	65%

Income (loss) before income taxes	(16,034)	64,529	(80,563)	>(100)%
Income tax expense (benefit)	(6,433)	22,389	(28,822)	>(100)%

Net income (loss)	(9,601)	42,140	(51,741)	>(100)%
Less: Net income (loss) attributable to noncontrolling interests, net of tax	258	6,689	(6,431)	(96)%
Net income (loss) attributable to U.S. Cellular	$(9,859)	$35,451	$(45,310)	>(100)%

Basic earnings (loss) per share attributable to U.S. Cellular shareholders	$(0.12)	$0.42	$(0.54)	>(100)%

Diluted earnings (loss) per share attributable to U.S. Cellular shareholders	$(0.12)	$0.42	$(0.54)	>(100)%

Equity in earnings of unconsolidated entities

U.S. Cellular’s investment in the LA Partnership contributed $20.8 million and $18.3 million to Equity in earnings of unconsolidated entities in 2013 and 2012, respectively. In 2013, U.S. Cellular’s investments in the NY1 & NY2 Partnerships contributed $9.7 million.

Interest expense

The increase in interest expense was due primarily to higher capitalized interest in 2012 for projects related to network and system enhancements.  Capitalized interest was $4.1 million and $6.4 million for 2013 and 2012, respectively.

Income tax expense (benefit)

See Note 3 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of the change in income tax expense (benefit) and the overall effective tax rate on Income (loss) before income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are not expected to have a significant effect on U.S. Cellular’s financial condition or results of operations.  See Note 1 – Basis of Presentation in the Notes to the Consolidated Financial Statements for additional information.

FINANCIAL RESOURCES

U.S. Cellular operates a capital- and marketing-intensive business. U.S. Cellular utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and disposition of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and Common Share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize U.S. Cellular's cash flow activities for the nine months ended September 30, 2013 and 2012.

	2013	2012
(Dollars in thousands)
Cash flows from (used in):
Operating activities	$296,233	$608,759
Investing activities	11,163	(619,486)
Financing activities	(502,653)	(3,849)
Net decrease in cash and cash equivalents	$(195,257)	$(14,576)

The Divestiture Transaction, as described above, resulted in net pre-tax Cash used in operating activities of $22.7 million and net Cash from investing activities of $481.1 million during the nine months ended September 30, 2013. Cash flows from operating and investing activities in future periods will be impacted by the Divestiture Transaction.

Cash Flows from Operating Activities

Cash flows from operating activities were $296.2 million in 2013 and $608.8 million in 2012.  Significant items to note are as follows:

•         Net income decreased by $25.6 million. This decrease resulted primarily from a decrease in service revenues, higher cost of equipment sold, and an increase in non-cash expenses, including depreciation expense.  This was partially offset by the gains recognized as a result of the closing of the Divestiture Transaction and the NY1 & NY2 Deconsolidation.

•         Net income tax payments of $131.4 million were recorded in 2013 compared to net income tax refunds of $59.6 million in 2012.  The 2013 tax payments were due primarily to the gain recognized as a result of the closing of the Divestiture Transaction.  Federal tax refunds of $66.8 million were received in 2012 primarily related to a federal net operating loss in 2011 largely attributable to 100% bonus depreciation applicable to qualified capital expenditures.  U.S. Cellular carried back this federal net operating loss to prior tax years and received these refunds in 2012 for carrybacks to 2009 and 2010 tax years.

•         Changes in Inventory provided $13.2 million in 2013 and required $69.4 million in 2012.  This change was due primarily to higher beginning inventory levels at December 31, 2012 relative to December 31, 2011, and lower inventory purchases in 2013 compared to 2012.

•         Changes in Accounts receivable required $214.1 million in 2013 and required $67.3 million in 2012.  Changes in Accounts receivable were driven primarily by billing delays encountered as a result of the conversion to a new billing system in the third quarter of 2013, which caused Accounts receivable to increase at September 30, 2013. Given these billing delays and the corresponding increase in Accounts receivable, U.S. Cellular believes it has made an adequate provision for allowance for doubtful accounts at September 30, 2013. However, such provision is an estimate, and U.S. Cellular’s actual experience with uncollectible accounts in future periods could materially differ from the amounts provided in the allowance for doubtful accounts at September 30, 2013, and any such difference could have a material adverse impact on future results of operations and cash flow.

•         Changes in Accounts payable provided $32.5 million in 2013 and required $33.7 million in 2012.  Changes in Accounts payable were driven primarily by payment timing differences related to operating expenses, capital purchases and device purchases.

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

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures) totaled $529.4 million in 2013 and $583.6 million in 2012. Cash used for additions to property, plant and equipment is reported in the Consolidated Statement of Cash Flows and excludes amounts accrued in Accounts payable for capital expenditures at September 30, 2013 and includes amounts paid in the current period that were accrued at December 31, 2012.  Cash used for additions to property, plant and equipment totaled $522.2 million in 2013 and $611.4 million in 2012. These expenditures were made to construct new cell sites, build out 4G LTE networks in certain markets, increase capacity in existing cell sites and switches, develop new and enhance existing office systems such as the new Billing and Operational Support System (“B/OSS”) and customer relationship management platforms, and construct new and remodel existing retail stores.  The decrease in capital expenditures on a year-over-year basis is due primarily to the timing of spending for network operations equipment.

Cash payments for acquisitions of licenses were $16.5 million and $58.0 million in 2013 and 2012, respectively.

Cash received from divestitures for the nine months ended September 30, 2013 and 2012 were as follows:

Cash Received from Divestitures	2013	2012
(Dollars in thousands)
Licenses	$-	$-
Businesses	484,300	49,932
Total	$484,300	$49,932

U.S. Cellular received $480.0 million in cash at the close of the Divestiture Transaction in May 2013.   In addition, U.S. Cellular received $1.1  million in reimbursements for certain network decommissioning costs, network site lease rent and termination costs, network access termination costs, and employee termination benefits for specified engineering employees (the “Sprint Cost Reimbursement”) in the nine months ended September 30, 2013.

On October 4, 2013, U.S. Cellular sold the majority of its Mississippi Valley non-operating market license (“unbuilt license”) for $308.0 million.  The sale will result in a $252.2 million gain and a $96.0 million current tax expense, which will be recorded in the fourth quarter of 2013.

In addition, on August 14, 2013, U.S. Cellular entered into a definitive agreement to sell the majority of its St. Louis area unbuilt license for $92.3 million.  This transaction will result in an estimated gain of $76.2 million and an estimated current tax expense of $28.5 million.  This transaction is subject to regulatory approval and is expected to close by the end of 2013.

In 2012, U.S. Cellular invested $45.0 million in U.S. Treasury Notes with maturities greater than three months from the acquisition date.  U.S. Cellular realized proceeds of $65.0 million and $50.0 million in 2013 and 2012, respectively, related to the maturities of its investments in U.S. Treasury Notes and corporate notes.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect repayments of and proceeds from short-term and long-term debt balances, dividends to shareholders, distributions to noncontrolling interests, cash used to repurchase Common Shares and cash proceeds from reissuance of Common Shares pursuant to stock-based compensation plans.

Payments for repurchases of Common Shares required $18.5 million in 2013.  U.S. Cellular did not repurchase any Common Shares in 2012.  See Note 10 — Common Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

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

Nine Months Ended September 30,	2013	2012
(Dollars in thousands)
Cash flows from operating activities	$296,233	$608,759
Cash used for additions to property, plant and equipment	(522,180)	(611,431)
Free cash flow	$(225,947)	$(2,672)

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

The following table summarizes U.S. Cellular's cash and investments as of September 30, 2013.

(Dollars in thousands)
Cash and cash equivalents	$183,101
Short-term investments	$45,162
Long-term investments	$40,099

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term, highly liquid investments with original maturities of three months or less.  The primary objective of U.S. Cellular’s Cash and cash equivalents investment activities is to preserve principal.  At September 30, 2013, the majority of U.S. Cellular’s Cash and cash equivalents was held in money market funds that invest exclusively in U.S. Treasury Notes or in repurchase agreements fully collateralized by such obligations.  U.S. Cellular monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

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

In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated December 17, 2010 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At September 30, 2013, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

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

As of September 30, 2013, U.S. Cellular’s senior debt credit rating from nationally recognized credit rating agencies remained at investment grade.

The following table summarizes the terms of U.S. Cellular’s revolving credit facility as of September 30, 2013:

(Dollars in millions)
Maximum borrowing capacity	$300.0
Letters of credit outstanding	$17.6
Amount borrowed	$-
Amount available for use	$282.4
Agreement date	December 2010
Maturity date	December 2017

In June 2013, U.S. Cellular provided $17.4 million in letters of credit to the FCC in connection with U.S. Cellular’s winning bids in Auction 901.  See FCC Reform Order – Auction 901 above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. The covenants also prescribe certain terms associated with intercompany loans from TDS or TDS subsidiaries to U.S. Cellular or U.S. Cellular subsidiaries.  There were no intercompany loans at September 30, 2013 or 2012.  U.S. Cellular believes that it was in compliance as of September 30, 2013 with all of the covenants and requirements set forth in its revolving credit facility.

Long-Term Financing

There were no material changes to Long-Term Financing as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2012.

U.S. Cellular’s long-term debt indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.  U.S. Cellular believes that it was in compliance as of September 30, 2013 with all covenants and other requirements set forth in its long-term debt indenture.  U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indenture.

The long-term debt principal payments due for the remainder of 2013 and the next four years represent less than 1% of the total long-term debt obligation at September 30, 2013.  Refer to Market Risk — Long-Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2012 for additional information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s Long-term debt.

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

U.S. Cellular has an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities. The proceeds from any such issuance may be used for general corporate purposes, including: the possible reduction of other long-term debt; in connection with acquisition, construction and development programs; the reduction of short-term debt; for working capital; to provide additional investments in subsidiaries; or the repurchase of shares.  The U.S. Cellular shelf registration statement permits U.S. Cellular to issue at any time and from time to time senior or subordinated debt securities in one or more offerings up to an aggregate principal amount of $500 million.  The ability of U.S. Cellular to complete an offering pursuant to such shelf registration statement is subject to market conditions and other factors at the time.

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

U.S. Cellular plans to finance its capital expenditures program for 2013 using primarily Cash flows from operating activities and as necessary, existing cash balances and short-term investments.

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

Agreements

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  In July 2013, U.S. Cellular implemented B/OSS, pursuant to an updated Statement of Work dated June 29, 2012.  Total payments to Amdocs related to this implementation are estimated to be approximately $183.5 million (subject to certain potential adjustments) over the period from commencement of the SLMA through the first half of 2014.  As of September 30, 2013, $133.3 million had been paid to Amdocs.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with GAAP.  U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in U.S. Cellular’s Form 10-K for the year ended December 31, 2012.  There were no material changes to U.S. Cellular’s application of critical accounting policies and estimates during the three and nine months ended September 30, 2013.

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

•         A failure by U.S. Cellular to produce and deliver accurate and timely billing statements to customers could have an adverse effect on U.S. Cellular's business, financial condition or results of operations.

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

•         U.S. Cellular enters into commitments to purchase devices from vendors, the terms of which may span multiple years, including an agreement with Apple to purchase Apple iPhone products over a three-year period beginning in November 2013.  If U.S. Cellular is unable to sell such committed devices at the rates and prices it projects, such differences could have a material adverse impact on U.S. Cellular's business, financial condition or results of operations.

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

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of U.S. Cellular’s Long-term debt as of September 30, 2013.

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s principal executive officer and principal financial officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of September 30, 2013, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting are updated as necessary to accommodate modifications to our business processes and accounting procedures.  During the third quarter of 2013, U.S. Cellular completed the migration of its customers to a new billing and operational support system.  There have been no other changes in U.S. Cellular’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect U.S. Cellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2012, may not be the only risks that could affect U.S. Cellular.  Additional unidentified or unrecognized risks and uncertainties could materially adversely affect U.S. Cellular’s business, financial condition and/or operating results.  In addition, you are referred to the above Management’s Discussion and Analysis of Financial Condition and Results of Operations for disclosures of certain developments that have occurred since U.S. Cellular filed its Form 10-K for the year ended December 31, 2012.  Subject to the foregoing, U.S. Cellular has not identified for disclosure any material changes to the risk factors as previously disclosed in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2012, except that the following is added to the Risk Factors:

A failure by U.S. Cellular to produce and deliver accurate and timely billing statements to customers could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

In the third quarter of 2013, U.S. Cellular completed the migration of its customers to a new Billing and Operational Support System (“B/OSS”) which includes a new point-of-sale system and consolidates billing on one platform. This conversion resulted in billing delays.  In addition, intermittent system outages and delayed system response times negatively impacted customer service and sales operations at certain times. Existing and potential future operational problems associated with the conversion to the new billing system could have adverse effects on customer satisfaction, customer service, customer attrition, gross customer additions, uncollectible customer accounts receivable, or operating expenses.   All of these factors could have a material adverse effect on U.S. Cellular’s results of operations or cash flows.

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

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2013	-	$-	-	2,831,734
August 1 – 31, 2013	2,859	41.64	2,859	2,828,875
September 1 – 30, 2013	-	-	-	2,828,875
Total for or as of the end of the quarter ended September 30, 2013	2,859	$41.64	2,859	2,828,875

The following is additional information with respect to the foregoing authorization:

i.         The date the program was announced was November 20, 2009 by Form 8-K.

ii.        The amount approved was up to 1,300,000 U.S. Cellular Common Shares on an annual basis in 2009 and continuing each year thereafter on a cumulative basis.

iii.      There is no expiration date for the program.

iv.      The authorization did not expire during the third quarter of 2013.

v.       U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the third quarter of 2013.

Item 5. Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular did not borrow or repay any amounts under its revolving credit facility in the third quarter of 2013. U.S. Cellular had no borrowings outstanding under its revolving credit facility as of September 30, 2013.

A description of U.S. Cellular’s revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 17, 2010 and is incorporated by reference herein.

Item 6. Exhibits.

Exhibit 4.1 — Indenture for Senior Debt Securities between U.S. Cellular and The Bank of New York Mellon Trust Company, N.A. (“BNY”) is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Registration Statement on Form S-3 dated May 31, 2013 (File No. 333-188971).

Exhibit 4.2 — Indenture for Subordinated Debt Securities between U.S. Cellular and BNY is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated September 16, 2013.

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

Exhibit 10.6 — U.S. Cellular 2013 Officer Annual Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated July 22, 2013.

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

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	November 1, 2013	/s/ Kenneth R. Meyers
Kenneth R. Meyers President and Chief Executive Officer (principal executive officer)

Date:	November 1, 2013	/s/ Steven T. Campbell
Steven T. Campbell Executive Vice President-Finance, Chief Financial Officer and Treasurer (principal financial officer)

Date:	November 1, 2013	/s/ Douglas D. Shuma
Douglas D. Shuma Chief Accounting Officer (principal accounting officer)